Form 10-Q
period 2014-06-30
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2014-08-01
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒    Yes    ◻  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ◻  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ◻  Yes    ☒  No

As of July 31, 2014, there were 15,255,509 shares of common stock ($0.001 par value per share) of Institutional Financial Markets, Inc. outstanding.

INSTITUTIONAL FINANCIAL MARKETS, INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2014

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future, and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

•a lack of liquidity, i.e., ready access to funds for use in our businesses; including the availability of securities financing from our clearing broker.

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

Certain Terms Used in this Quarterly Report on Form 10-Q

In this Quarterly Report on Form 10-Q, unless otherwise noted or as the context otherwise requires: “IFMI” refers to Institutional Financial Markets, Inc., a Maryland corporation. The “Company,” “we,” “us,” and “our” refer to IFMI and its subsidiaries on a consolidated basis; “Operating LLC” refers to IFMI, LLC (formerly Cohen Brothers, LLC), the main operating subsidiary of the Company; “Cohen Brothers” refers to the pre-merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries; “Merger Agreement” refers to the Agreement and Plan of Merger among AFN Alesco Financial Holdings, LLC, a wholly owned subsidiary of AFN, which we refer to as the “Merger Sub,” and Cohen Brothers, dated as of February 20, 2009 and amended on June 1, 2009, August 20, 2009, and September 30, 2009; “Merger” refers to the December 16, 2009 closing of the merger of Merger Sub with and into Cohen Brothers pursuant to the terms of the Merger Agreement, which resulted in Cohen Brothers becoming a majority owned subsidiary of the Company. “JVB Holdings” refers to JVB Financial Holdings, L.L.C.; “JVB” refers to JVB Financial Group, LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom; “CCPRH” refers to C&Co/PrinceRidge Holdings LP (formerly known as PrinceRidge Holdings LP) and its subsidiaries; “PrinceRidge GP” refers to C&Co/PrinceRidge Partners LLC (formerly known as PrinceRidge Partners LLC); “PrinceRidge” refers to CCPRH together with PrinceRidge GP; and “CCPR” refers to C&Co/PrinceRidge LLC (formerly known as The PrinceRidge Group LLC), a broker dealer subsidiary.  “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands Exempted company that is externally managed by CCFL.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2014
	(unaudited)	December 31, 2013
Assets
Cash and cash equivalents	$12,928	$13,161
Receivables from brokers, dealers and clearing agencies	1,643	1,846
Due from related parties	349	883
Other receivables	5,310	5,913
Investments-trading	114,127	117,618
Other investments, at fair value	26,446	26,877
Receivables under resale agreements	35,975	29,395
Goodwill	7,992	11,113
Other assets	9,944	10,244
Total assets	$214,714	$217,050

Liabilities

Payables to brokers, dealers and clearing agencies	$28,631	$30,711
Accounts payable and other liabilities	4,489	8,476
Accrued compensation	2,789	4,224
Trading securities sold, not yet purchased	54,739	49,504
Securities sold under agreement to repurchase	36,729	28,748
Deferred income taxes	4,530	4,530
Debt	27,230	29,674
Total liabilities	159,137	155,867

Commitments and contingencies (See Note 18)

Stockholders' Equity:
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 15,255,509 and 14,809,705 shares issued and outstanding, respectively, including 308,196 and 411,126 unvested restricted share awards, respectively	15	14
Additional paid-in capital	74,732	73,866
Accumulated other comprehensive loss	(584)	(636)
Accumulated deficit	(26,632)	(21,754)
Total stockholders' equity	47,536	51,495
Non-controlling interest	8,041	9,688

Total equity	55,577	61,183
Total liabilities and equity	$214,714	$217,050

                                              See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues

Net trading	$6,620	$11,630	$13,549	$24,689
Asset management	3,386	4,155	7,643	8,917
New issue and advisory	2,388	572	2,718	1,567
Principal transactions and other income	1,841	(2,623)	3,512	(7,413)
Total revenues	14,235	13,734	27,422	27,760

Operating expenses

Compensation and benefits	7,568	12,521	15,538	26,018
Business development, occupancy, equipment	979	1,387	2,037	2,842
Subscriptions, clearing, and execution	2,052	2,349	4,251	4,666
Professional fee and other operating	1,908	3,016	5,229	6,535
Depreciation and amortization	267	359	598	669
Impairment of goodwill	3,121	-	3,121	-
Total operating expenses	15,895	19,632	30,774	40,730

Operating income / (loss)	(1,660)	(5,898)	(3,352)	(12,970)

Non-operating income / (expense)

Interest expense	(1,109)	(1,035)	(2,238)	(2,064)
Income / (loss) from equity method affiliates	1	95	27	1,614
Income / (loss) before income tax expense / (benefit)	(2,768)	(6,838)	(5,563)	(13,420)
Income tax expense / (benefit)	89	34	99	46
Net income / (loss)	(2,857)	(6,872)	(5,662)	(13,466)
Less: Net (loss) / income attributable to the non-controlling interest	(734)	(2,170)	(1,441)	(4,264)
Net income / (loss) attributable to IFMI	$(2,123)	$(4,702)	$(4,221)	$(9,202)

Income / (loss) per share data (see Note 17):
Basic income / (loss) per common share	$(0.14)	$(0.40)	$(0.28)	$(0.80)
Weighted average shares outstanding-basic	15,105,751	11,658,512	14,987,079	11,504,613

Diluted income / (loss) per common share	$(0.14)	$(0.40)	$(0.28)	$(0.80)
Weighted average shares outstanding-diluted	20,429,891	16,982,602	20,311,216	16,828,703

Dividends declared per common share	$0.02	$0.02	$0.04	$0.04

Comprehensive income / (loss):
Net income / (loss) (from above)	$(2,857)	$(6,872)	$(5,662)	$(13,466)
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	74	6	90	(360)
Other comprehensive income / (loss), net of tax of $0	74	6	90	(360)
Comprehensive income / (loss)	(2,783)	(6,866)	(5,572)	(13,826)
Less: comprehensive income / (loss) attributable to the non-controlling interest	(714)	(2,168)	(1,417)	(4,379)
Comprehensive income / (loss) attributable to IFMI	$(2,069)	$(4,698)	$(4,155)	$(9,447)

                                          See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Institutional Financial Markets, Inc.
	Preferred Stock $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2013	$5	$14	$73,866	$(21,754)	$(636)	$51,495	$9,688	$61,183
Net loss	-	-	-	(4,221)	-	(4,221)	(1,441)	(5,662)
Other comprehensive income/ (loss) (1)	-	-	-	-	66	66	24	90
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	250	-	(14)	236	(236)	-
Equity-based compensation and vesting of shares	-	1	673	-	-	674	241	915
Shares withheld for employee taxes	-	-	(57)	-	-	(57)	(22)	(79)
Dividends/Distributions	-	-	-	(657)	-	(657)	(213)	(870)
June 30, 2014	$5	$15	$74,732	$(26,632)	$(584)	$47,536	$8,041	$55,577

(1)	Represents foreign currency translation adjustment. There were no amounts reclassified from accumulated other comprehensive income / (loss).

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income (loss)	$(5,662)	$(13,466)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	914	1,554
Realized loss / (gain) on other investments	57	130
Accretion of income on other investments, at fair value	(249)	-
Change in unrealized (gain) loss on other investments, at fair value	(1,973)	9,863
Depreciation and amortization	598	669
Amortization of discount on debt	677	442
Impairment of goodwill	3,121	-
(Income) / loss from equity method affiliates	(27)	(1,614)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	698	994
(Increase) decrease in investments-trading	3,358	(736)
(Increase) decrease in other assets	(278)	(1,503)
(Increase) decrease in receivables under resale agreement	(6,580)	(31,334)
Change in receivables from / payables to related parties, net	82	(503)
Increase (decrease) in accrued compensation	(1,450)	(4,910)
Increase (decrease) in accounts payable and other liabilities	(3,485)	(3,460)
Increase (decrease) in trading securities sold, not yet purchased, net	5,235	30,195
Change in receivables from/ payables to brokers, dealers, and clearing agencies, net	(1,857)	(24,742)
Increase (decrease) in securities sold under agreement to repurchase	7,981	33,170
Increase (decrease) in deferred income taxes	-	(30)
Net cash provided by (used in) operating activities	1,160	(5,281)
Investing activities
Cash acquired from acquisition of Star Asia Manager, net	-	679
Purchase of investments-other investments, at fair value	(20,843)	(1,064)
Sales and returns of principal of other investments, at fair value	3,643	708
Proceeds from sale of Star Asia and related entities, net	19,924	-
Investment in equity method affiliates	-	(10)
Return from equity method affiliates	67	2,881
Purchase of furniture, equipment, and leasehold improvements	(127)	(548)
Net cash provided by (used in) investing activities	2,664	2,646
Financing activities
Repayment and repurchase of debt	(3,121)	(619)
Cash used to net share settle equity awards	(79)	(36)
PrinceRidge non-controlling interest redemptions, net	-	(317)
PrinceRidge mandatorily redeemable equity interest repayments	-	(86)
IFMI non-controlling interest distributions	(213)	(212)
IFMI dividends	(657)	(504)
Net cash provided by (used in) financing activities	(4,070)	(1,774)
Effect of exchange rate on cash	13	(175)
Net increase (decrease) in cash and cash equivalents	(233)	(4,584)

Cash and cash equivalents, beginning of period	13,161	14,500
Cash and cash equivalents, end of period	$12,928	$9,916

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

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). Effective January 1, 2010, the Company ceased to qualify as a real estate investment trust, or a REIT. The Company trades on the NYSE MKT LLC (formerly known as the NYSE Amex LLC) under the ticker symbol “IFMI.” The Company is a financial services company specializing in credit related fixed income investments. As of June 30, 2014, the Company had $4.8 billion in assets under management (“AUM”) of which 99% or $4.7 billion, was in collateralized debt obligations (“CDOs”).

In these financial statements, the “Company” refers to IFMI and its subsidiaries on a consolidated basis; “Operating LLC” refers to IFMI LLC (formerly Cohen Brothers), the main operating subsidiary of the Company; “Cohen Brothers” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc. “JVB Holdings” refers to JVB Financial Holdings, L.L.C.; “JVB” refers to JVB Financial Group LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom; “CCPRH” refers to C&Co/PrinceRidge Holdings LP (formerly known as PrinceRidge Holdings LP) and its subsidiaries; “PrinceRidge GP” refers to C&Co/PrinceRidge Partners LLC, (formerly known as PrinceRidge Partners LLC). “PrinceRidge” refers to CCPRH together with PrinceRidge GP; and “CCPR” refers to C&Co/PrinceRidge LLC (formerly known as The PrinceRidge Group LLC), a broker dealer subsidiary. “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

On January 31, 2014, JVB merged into CCPR. In connection with this merger CCPRH changed its name from C&Co/PrinceRidge Holdings LP to J.V.B. Financial Group Holdings, LP and CCPR changed its name from C&Co/PrinceRidge LLC to J.V.B. Financial Group, LLC.  Further, on January 31, 2014, CCPR began to do business under the JVB brand.  Therefore, when discussing the operations of CCPR on or subsequent to January 31, 2014, CCPR is referred to it as JVB in this Quarterly Report on Form 10-Q.

The Company’s business is organized into the following three business segments:

Capital Markets: The Company’s Capital Markets business segment consists primarily of credit-related fixed income securities sales, trading, and financing, as well as new issue placements in corporate and securitized products and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds and loans, asset backed securities (“ABS”), mortgage backed securities (“MBS”), commercial mortgage backed securities (“CMBS”), residential mortgage backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) contracts, Small Business

Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposits (“CDs”) for small banks, hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. As of June 30, 2014, the Company carried out its capital market activities primarily through its subsidiaries: JVB in the United States and CCFL in Europe.

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

Principal Investing: The Company’s Principal Investing business segment is comprised of investments that it has made using its own capital, excluding investments that the Company makes to support its Capital Market business segment.  Historically, the Company generally made principal investments in the entities which it managed.  Beginning in the first quarter of 2014, the Company began investing in investments (primarily equity tranches of CLOs) which it does not manage.  See note 6.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of June 30, 2014 and December 31, 2013, the fair value of the Company’s debt was estimated to be $40.5 million and $40.2 million, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces existing revenue recognition guidance in Topic 605, Revenue Recognition, replaces certain other industry-specific revenue recognition guidance, specifies the accounting for certain costs to obtain or fulfill a contract with a customer and provides recognition and measurement guidance in relation to sales of non-financial assets. The core principle of this ASU is to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU provides guidance on how to achieve this core principle, including how to identify contracts with customers and separate performance obligations in the contract, how to determine and allocate the transaction price to such performance obligations and how to recognize revenue when a performance obligation has been satisfied.  The ASU is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2016 with early adoption prohibited.  The Company will be required to apply the amendments in this ASU using one of the following two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the ASU; or (ii) retrospective with the cumulative effect of initially applying the ASU recognized at the date of the initial application and providing certain additional disclosures as defined in the ASU.  The Company will adopt the provisions of this ASU effective January 1, 2017 and is currently evaluating the new guidance to determine the impact it will have on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions which are repurchase agreements where the maturity of the security transferred as collateral matches the maturity of the repurchase agreement. According to the new guidance, all repurchase-to-maturity transactions will be accounted for as secured borrowing transactions in the same way as other repurchase agreements rather than as sales of a financial asset and forward commitment to repurchase.  The amendments also change the accounting for repurchase financing arrangements which are transactions involving the transfer of a financial asset to a counterparty executed contemporaneously with a reverse repurchase agreement with the same counterparty.  Under the new guidance, all repurchase financings will now be accounted for separately, which will result in secured lending accounting for the reverse repurchase agreement.  The guidance also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014 with early adoption prohibited.  An entity will be required to present changes in accounting for all outstanding repurchase-to-maturity transactions and repurchase financing arrangements as a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The disclosures for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015.  The Company will adopt the provisions of this ASU effective January 1, 2015 and is currently evaluating the new guidance to determine the impact it will have on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires a performance target that affects vesting and that could be achieved after the requisite service period be accounted for as a performance condition rather than as a non-vesting condition that affects the grant-date fair value of the award.  A reporting entity should apply existing guidance in Topic 718, Compensation-Stock Compensation, as it relates to such awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effective applying this ASU as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements.  The Company will adopt the provisions of this ASU effective January 1, 2016 and is currently evaluating the new guidance to determine the impact, if any, that it will have on the Company’s consolidated financial statements.

4. SALE OF STAR ASIA AND RELATED ENTITIES

On February 20, 2014, the Company completed the sale of all of its ownership interests in Star Asia Finance (“Star Asia”),  Star Asia Japan Special Situations Fund (“Star Asia Special Situations Fund”),  Star Asia Management Ltd. (“Star Asia Manager”),  Star Asia Capital Management, LLC (“Star Asia Capital Management”),  Star Asia Advisors Ltd. (“SAA Manager”), and Star Asia Partners Ltd. (“SAP GP”)  (collectively, the “Star Asia Group”).  The Company received an initial upfront payment of $20,043 and will receive contingent payments equal to 15% of certain revenues generated by Star Asia Manager, SAA Manager, SAP GP, Star Asia Capital Management, and certain affiliated entities for a period of at least four years.

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

5. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following at June 30, 2014 and December 31, 2013, respectively.

RECEIVABLES FROM BROKERS, DEALERS AND CLEARING AGENCIES
(Dollars in Thousands)

	June 30, 2014	December 31, 2013
Deposits with clearing organizations	$1,348	$1,428
Receivable from clearing organizations	295	418
Receivables from brokers, dealers, and clearing agencies	$1,643	$1,846

Receivable from clearing organizations represents un-invested cash held by the clearing organization, which includes cash proceeds from short sales.

Amounts payable to brokers, dealers, and clearing agencies consisted of the following at June 30, 2014 and December 31, 2013, respectively.

PAYABLES TO BROKERS, DEALERS AND CLEARING AGENCIES
(Dollars in Thousands)

	June 30, 2014	December 31, 2013
Unsettled regular way trades, net	$7,949	$5,600
Margin payable	20,682	25,111
Payables to brokers, dealers, and clearing agencies	$28,631	$30,711

Securities transactions are recorded on the trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets. Effectively, all of the Company’s trading assets and deposits with clearing organizations serve as collateral for the margin payable.  These assets are held by the Company’s clearing broker.  The Company incurred interest on margin payable of $172 and $519 for the six months ended June 30, 2014 and 2013, respectively, and $106 and $222 for the three months ended June 30, 2014 and 2013, respectively.

6. FINANCIAL INSTRUMENTS

Investments—Trading

The following table provides detail of the investments classified as investments-trading as of the periods indicated:

INVESTMENTS - TRADING
(Dollars in Thousands)

	June 30, 2014	December 31, 2013
U.S. government agency MBS and CMOs (1)	$7,112	$13,520
U.S. government agency debt securities	42,806	32,213
RMBS	414	1,584
CMBS	137	-
U.S. Treasury securities	200	764
CLOs	1,931	186
Other ABS	541	268
SBA loans	9,168	27,719
Corporate bonds and redeemable preferred stock	27,949	23,562
Foreign government bonds	154	88
Municipal bonds	16,293	16,024
Exchange traded funds	-	6
Certificates of deposit	7,357	1,648
Equity securities	65	36
Investments-trading	$114,127	$117,618

 (1)Includes TBAs. See note 8.

Trading Securities Sold, Not Yet Purchased

The following table provides detail of the trading securities sold, not yet purchased as of the periods indicated:

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	June 30, 2014	December 31, 2013
U.S. government agency MBS (1)	$11	$121
U.S. Treasury securities	40,514	38,066
Corporate bonds and redeemable preferred stock	14,189	10,679
Foreign government bonds	-	26
Municipal bonds	25	88
Certificates of deposit	-	524
Trading securities sold, not yet purchased	$54,739	$49,504

 (1)Represents TBAs. See note 8.

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the change in unrealized losses in the amount of $1,211 and $168 for the six months ended June 30, 2014 and 2013, respectively, in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value:

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	June 30, 2014
	Cost	Carrying Value	Unrealized Gain(Loss)
CLOs	$18,809	$18,793	$(16)
CDOs	217	39	(178)
Equity Securities:
EuroDekania	7,432	4,290	(3,142)
Tiptree Financial Partners, L.P. ("Tiptree")	5,561	2,705	(2,856)
Other securities	176	32	(144)
Total equity securities	13,169	7,027	(6,142)
Residential loans	138	587	449
Other investments, at fair value	$32,333	$26,446	$(5,887)

	December 31, 2013
	Cost	Carrying Value	Unrealized Gain(Loss)
CDOs	$217	$35	$(182)
Equity Securities:
EuroDekania	8,778	4,192	(4,586)
Star Asia (1)	23,304	17,104	(6,200)
Star Asia Special Situations Fund (1)	1,933	2,747	814
Tiptree	5,561	2,282	(3,279)
Other securities	176	33	(143)
Total equity securities	39,752	26,358	(13,394)
Residential loans	154	294	140
Foreign currency forward contracts	-	190	190
Other investments, at fair value	$40,123	$26,877	$(13,246)

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) of $1,916 and $ (9,993) related to changes in fair value of investments that are included as a component of other investments, at fair value during the six months ended June 30, 2014 and 2013, respectively. The Company recognized net gains (losses) of $1,010 and $ (4,595) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended June 30, 2014 and 2013, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. There were no transfers between level 1 and level 2 of the fair value hierarchy during the three and six months ended June 30, 2014 and 2013. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in or transfers out of the level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
June 30, 2014
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$7,112	$-	$7,112	$-
U.S. government agency debt securities	42,806	-	42,806	-
RMBS	414	-	414	-
CMBS	137	-	137	-
U.S. Treasury securities	200	200	-	-
CLOs	1,931	-	1,931	-
Other ABS	541	-	541	-
SBA loans	9,168	-	9,168	-
Corporate bonds and redeemable preferred stock	27,949	-	27,949	-
Foreign government bonds	154	-	154	-
Municipal bonds	16,293	-	16,293	-
Certificates of deposit	7,357	-	7,357	-
Equity securities	65	55	10	-
Total investments - trading	$114,127	$255	$113,872	$-

Other investments, at fair value
EuroDekania (1)	$4,290	$-	$-	$4,290
Tiptree (2)	2,705	-	2,705	-
Other equity securities	32	23	9	-
CLOs	18,793	-	-	18,793
CDOs	39	-	-	39
Residential loans	587	-	587	-
Total other investments, at fair value	$26,446	$23	$3,301	$23,122

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency MBS	$11	$-	$11	$-
U.S. Treasury securities	40,514	40,514	-	-
Corporate bonds and redeemable preferred stock	14,189	-	14,189	-
Municipal bonds	25	-	25	-
Total trading securities sold, not yet purchased	$54,739	$40,514	$14,225	$-

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

CLOs, CDOs and ABS: CLOs, CDOs, and ABS are interests in securitizations. ABS may include, but are not limited to, securities backed by auto loans, credit card receivables, or student loans. Where the Company is able to obtain independent market quotations from at least two broker-dealers and where a price within the range of at least two broker-dealers is used or market price quotations from third party pricing services is used, these interests in securitizations will generally be classified as level 2 of the valuation hierarchy. These valuations are based on a market approach. The independent market quotations from broker-dealers are generally nonbinding. The Company seeks quotations from broker-dealers that historically have actively traded, monitored, issued, and been knowledgeable about the interests in securitizations. The Company generally believes that to the extent that it (1)  receives two quotations in a similar range from broker-dealers knowledgeable about these interests in securitizations, and (2)  believes the broker-dealers gather and utilize observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources, then classification as level 2 of the valuation hierarchy is appropriate. In the absence of two broker-dealer market quotations, a single broker-dealer market quotation may be used without corroboration of the quote in which case the Company generally classifies the fair value within level 3 of the valuation hierarchy.

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

Establishing fair value is inherently subjective (given the volatile and sometimes illiquid markets for certain interests in securitizations) and requires management to make a number of assumptions, including assumptions about the future of interest rates, discount rates and the timing of cash flows. The assumptions the Company applies are specific to each security. Although the Company may rely on internal calculations to compute the fair value of certain interest in securitizations, the Company requests and considers indications of fair value from third party pricing services to assist in the valuation process.

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

In the case of Star Asia, prior to December 31, 2013, the Company utilized a valuation model to determine fair value, which uses a market approach and generally classifies its investment within level 3 of the valuation hierarchy. Star Asia accounted for itself as an investment company as described in ASC 946, Financial Services—Investment Companies. As an investment company, Star

Asia carries its assets at fair value and reports NAV per share to its investors. However, Star Asia issued subordinated debt securities in 2009 at a significant discount to par. Upon issuance, Star Asia did not elect the fair value option for these liabilities and was not required to do so under ASC 946. Over time, it was the Company’s assessment that the fair value of the subordinated debt securities had diverged from its carrying value. Because Star Asia’s published NAV was calculated using the amortized cost of these subordinated debt securities, the Company had concluded it would be appropriate to adjust Star Asia’s reported NAV to recalculate it as if Star Asia’s subordinated debt were recorded at fair value as opposed to its historical amortized cost. The Company estimated the fair value of Star Asia’s subordinated debt securities by projecting the remaining debt cash outflows and discounting them at an estimated market rate as of the reporting date, which was derived from similar non-investment grade long term subordinated debt issuances.

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

LEVEL 3 INPUTS
Six Months Ended June 30, 2014
(Dollars in Thousands)

	December 31, 2013	Net trading	Gains and losses (5)	Transfers out of Level 3	Accretion of income (5)	Purchases	Sales and returns of capital	June 30, 2014	Change in unrealized gains /(losses) (1)
Assets:
Investments-trading
CLOs (2)	$186	$(3)	$-	$-	$-	$-	$(183)	$-	$-
Total investments-trading	$186	$(3)	$-	$-	$-	$-	$(183)	$-	$-

Other investments, at fair value:
Equity Securities:
EuroDekania (3)	$4,192	$-	$1,444	$-	$-	$-	$(1,346)	$4,290	$1,444
Star Asia (4)	17,104	-	78	-	-	-	(17,182)	-	-
Star Asia Japan Special Situations Fund (4)	2,747	-	-	-	-	-	(2,747)	-	-
Total equity securities	24,043	-	1,522	-	-	-	(21,275)	4,290	1,444
CLOs (2)	-	-	6	-	249	20,819	(2,281)	18,793	(16)
CDOs	35	-	4	-	-	-	-	39	4
Total other investments, fair value	$24,078	$-	$1,532	$-	$249	$20,819	$(23,556)	$23,122	$1,432

(1)Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)Sales in investments-trading include $133 of an investment in a CLO that was reclassified from investments-trading to other investments, at fair value, which is included in purchases in other investments, at fair value as of June 30, 2014.

(3)Hybrid Securities Funds—European.

(4)Real Estate Funds—Asian.

(5)   Recorded as a component of principal transactions and other income in the consolidated statement of operations.

LEVEL 3 INPUTS
Six Months Ended June 30, 2013
(Dollars in Thousands)

	December 31, 2012	Net trading	Gains and losses (5)	Transfers out of Level 3	Accretion of income (5)	Purchases	Sales and returns of capital	June 30, 2013	Change in unrealized gains /(losses) (1)
Assets:
Investments-trading
CLOs	$295	$36	$-	$-	$-	$-	$(110)	$221	$(74)
Total investments-trading	$295	$36	$-	$-	$-	$-	$(110)	$221	$(74)

Other investments, at fair value:
Equity Securities:
EuroDekania (2)	$2,054	$-	$(14)	$-	$-	$-	$-	$2,040	$(14)
Star Asia (3)	30,169	-	(9,234)	-	-	-	-	20,935	(9,234)
Tiptree (4)	2,834	-	-	(2,834)	-	-	-	-	-
Star Asia Special Situations Fund (3)	2,503	-	(30)	-	-	302	-	2,775	(30)
Total equity securities	37,560	-	(9,278)	(2,834)	-	302	-	25,750	(9,278)
CDOs	77	-	(19)	-	-	-	-	58	(19)
Total other investments, fair value	$37,637	$-	$(9,297)	$(2,834)	$-	$302	$-	$25,808	$(9,297)

(1)   Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)Hybrid Securities Funds—European.

(3)Real Estate Funds—Asian.

(4)Diversified Holding Company.

(5)   Recorded as a component of principal transactions and other income in the consolidated statement of operations.

LEVEL 3 INPUTS
Three Months Ended June 30, 2014
(Dollars in Thousands)

	March 31, 2014	Net trading	Gains and losses (4)	Transfers out of Level 3	Accretion of income (4)	Purchases	Sales and returns of capital	June 30, 2014	Change in unrealized gains /(losses) (1)
Assets:
Investments-trading
CLOs (2)	$134	$19	$-	$-	$-	$-	$(153)	$-	$-
Total investments-trading	$134	$19	$-	$-	$-	$-	$(153)	$-	$-

Other investments, at fair value:
Equity Securities:
EuroDekania (3)	$3,997	$-	$313	$-	$-	$-	$(20)	$4,290	$313
Total equity securities	3,997	-	313	-	-	-	(20)	4,290	313
CLOs (2)	7,109	-	6	-	205	13,754	(2,281)	18,793	(16)
CDOs	25	-	14	-	-	-	-	39	14
Total other investments, fair value	$11,131	$-	$333	$-	$205	$13,754	$(2,301)	$23,122	$311

 (1)Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)Sales in investments-trading include $133 of an investment in a CLO that was reclassified from investments-trading to other investments, at fair value, which is included in purchases in other investments, at fair value as of June 30, 2014.

(3)Hybrid Securities Funds—European.

(4)   Recorded as a component of principal transactions and other income in the consolidated statement of operations.

LEVEL 3 INPUTS
Three Months Ended June 30, 2013
(Dollars in Thousands)

	March 31, 2013	Net trading	Gains and losses (5)	Transfers out of Level 3	Accretion of income (5)	Purchases	Sales and returns of capital	June 30, 2013	Change in unrealized gains /(losses) (1)
Assets:
Investments-trading
CLOs	$259	$72	$-	$-	$-	$-	$(110)	$221	$(38)
Total investments-trading	$259	$72	$-	$-	$-	$-	$(110)	$221	$(38)

Other investments, at fair value:
Equity Securities:
EuroDekania (2)	$2,394	$-	$(354)	$-	$-	$-	$-	$2,040	$(354)
Star Asia (3)	24,136	-	(3,201)	-	-	-	-	20,935	(3,201)
Tiptree (4)	2,834	-	-	(2,834)	-	-	-	-	-
Star Asia Special Situations Fund (3)	2,848	-	(73)	-	-	-	-	2,775	(73)
Total equity securities	32,212	-	(3,628)	(2,834)	-	-	-	25,750	(3,628)
CDOs	82	-	(24)	-	-	-	-	58	(24)
Total other investments, fair value	$32,294	$-	$(3,652)	$(2,834)	$-	$-	$-	$25,808	$(3,652)

(1)Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)Hybrid Securities Funds—European.

(3)Real Estate Funds—Asian.

(4)Diversified Holding Company.

(5)   Recorded as a component of principal transactions and other income in the consolidated statement of operations.

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

Investments-trading: During the six and three months ended June 30, 2014, there were no transfers into or out of level 3 of the valuation hierarchy.  During the six and three months ended June 30, 2013, there were no transfers into or out of level 3 of the valuation hierarchy.

Other investments, at fair value:  During the six and three months ended June 30, 2014, there were no transfers into or out of level 3 of the valuation hierarchy.  During the six and three months ended June 30, 2013, the Company transferred $2,834 of its investment in Tiptree from level 3 to level 2 of the valuation hierarchy..

 The following tables provide the quantitative information about level 3 fair value measurements as of June 30, 2014 and December 31, 2013, respectively:

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	June 30, 2014	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$18,793	Discounted Cash Flow Model	Yield	11.1%	9.7% - 12.7%
			Duration (years)	4.5	3.5 - 5.0
			Default rate	1.0%	1.0% - 3.5%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2013	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
Star Asia	$17,104	Allocated sale price	Relative fair value of assets sold	77.3%	74.9% - 79.1%
Star Asia Special Situations Fund	$2,747	Allocated sale price	Relative fair value of assets sold	12.4%	12.0% - 12.7%

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

•  Equity investment in Star Asia and Star Asia Special Situations Fund

With respect to the Company’s investment in Star Asia and Star Asia Special Situations Fund as of December 31, 2013, the Company concluded it would be appropriate to base its fair value estimate on the terms and conditions of the sale of these assets which was completed in February 2014 (see note 4).  As the sale involved multiple investments, the key assumption in the valuation is the relative fair value of Star Asia Special Situations Fund and Star Asia as compared to the total fair value of all the Star Asia Group entities sold.

Investments in Certain Entities That Calculate Net Asset Value Per Share (Or Its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied) which are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(dollars in thousands)

	Fair Value June 30, 2014	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$4,290	N/A	N/A	N/A
	$4,290

	Fair Value December 31, 2013	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$4,192	N/A	N/A	N/A
Star Asia (b)	17,104	N/A	N/A	N/A
Star Asia Special Situations Fund (c)	2,747	N/A	N/A	N/A
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

(c)The Star Asia Special Situations Fund’s investment strategy is to make investments in real estate and securities backed by real estate in Japan. The Star Asia Special Situations Fund is a closed end fund that does not allow investor redemptions. It has an initial life of three years which can be extended under certain circumstances for up to two years. As described in more detail in note 4, the Company sold its investment in Star Asia Special Situations Fund in February 2014 along with its investment in Star Asia and certain other related entities.  According to ASC 820, when a sale is considered probable of the measurement date at an amount other than the underlying NAV per share, the reporting entity should not use the practical expedient in determining fair value.  Therefore, the Company determined the fair value of its investment in Star Asia Special Situations Fund as of December 31, 2013, by utilizing a valuation model that took into account the terms and conditions of the sale in February 2014.

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

The Company may, from time to time, enter into the following derivative instruments:

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of June 30, 2014, the Company had no outstanding foreign currency forward contracts.

As of December 31, 2013, the Company had outstanding foreign currency forward contracts with a notional amount of 1.25 billion Japanese Yen.

TBAs

The Company trades U.S. government agency obligations. In connection with these activities, the Company may be required to maintain inventory in order to facilitate customer transactions. In order to mitigate exposure to market risk, the Company enters in to the purchase and sale of TBAs. The Company carries the TBAs at fair value and includes them as a component of investments—trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At June 30, 2014, the Company had open TBA sale agreements in the notional amount of $7,300 and open TBA purchase agreements in the notional amount of $13,638. At December 31, 2013, the Company had open TBA sale agreements in the notional amount of $66,300 and open TBA purchase agreements in the notional amount of $57,108.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	June 30, 2014	December 31, 2013

TBAs	Investments-trading	$20	$188
Foreign currency forward contracts	Other investments, at fair value	-	190
TBAs	Trading securities sold, not yet purchased	(10)	(66)
		$10	$312

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations:

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Foreign currency forward contracts	Revenues-principal transactions and other income	$(347)	$(362)
TBAs	Revenues-net trading	1,227	2,017
		$880	$1,655

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

Foreign currency forward contracts	Revenues-principal transactions and other income	$-	$(362)
TBAs	Revenues-net trading	753	2,207
		$753	$1,845

In addition to the above activities related to TBAs, the Company also enters into TBAs in order to assist clients (generally small to mid-size mortgage loan originators) in hedging the interest rate risk associated with the mortgages owned by the clients. In general, the Company will enter into a TBA purchase agreement with the client. Then, the Company will immediately enter into a TBA sale agreement with identical terms and settlement date with a separate counterparty. The Company seeks to profit through a small mark-up in the price of the transaction. The TBAs will match underlying terms and settlement dates. Because the Company has purchased and sold the same security, it is no longer exposed to market movements of the underlying TBA. The gain or loss on the transaction is recorded as a component of net trading in the consolidated statement of operations and is included in due to or due from broker in the consolidated balance sheet until it settles. As of June 30, 2014, the Company had unsettled TBA purchase contracts and offsetting TBA sale agreements with a market value of $411,421. The net profit on these transactions is recorded as a component of net trading revenue and is included as a component of TBA revenue in the table above. Any revenue on trades that have not yet settled is included as a component of due to or due from brokers, dealers, and clearing agencies.

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

At June 30, 2014 and December 31, 2013, the Company held reverse repurchase agreements of $35,975 and $29,395, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $38,398 and $29,575, respectively.

At June 30, 2014 and December 31, 2013, the Company had repurchase agreements of $36,729 and $28,748, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $39,391 and $28,591, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

As of June 30, 2014 and December 31, 2013, the Company’s reverse repurchase agreements and repurchase agreements were predominantly collateralized securities in the following asset classes: Agency Specified Pools, Agency Hybrid Arms, and Fixed Rate Agency CMOs.

10.  GOODWILL

The following table presents goodwill:

GOODWILL
(Dollars in Thousands)

	June 30, 2014	December 31, 2013
Cira SCM, LLC	$-	$3,121
AFN	110	110
JVB	7,882	7,882
Goodwill	$7,992	$11,113

The Company measures its goodwill impairment on an annual basis or when events indicate that goodwill may be impaired.  The Company first assesses qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Based on the results of the qualitative assessment, the Company then determines whether it needs to calculate the fair value of the reporting unit as part of the first step of the two-step goodwill impairment test.  The Company performs its annual impairment test of: Cira SCM, LLC (“Cira SCM”) goodwill on July 1; AFN goodwill on October 1; and JVB on January 1.

The goodwill attributable to Cira SCM relates to Cohen Brothers’ acquisition of the 10% of Cira SCM that the Company did not already own in exchange for 189,901 membership units of Cohen Brothers, from a non-controlling interest partner in July 2007.

For its annual impairment test of Cira SCM, the Company first estimates the current fair value of the Cira SCM reporting unit. This fair value is compared to the book value of the goodwill and, if the fair value is less, then the goodwill is deemed impaired.  The Company determines the fair value of the Cira SCM using a discounted cash flow analysis which is based on an income approach. During the six and three months ended June 30, 2014, the Company recognized an impairment charge of $3,121. The charge is included in the consolidated statements of operations as impairment of goodwill and is reflected as a component of operating expenses.

11. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets included:

OTHER ASSETS
(Dollars in Thousands)

	June 30, 2014	December 31, 2013
Deferred costs	$590	$644
Note receivable	2,314	1,849
Prepaid expenses	2,306	2,226
Prepaid income taxes	48	146
Security deposits	2,472	2,492
Miscellaneous other assets	207	146
Cost method investment	235	235
Furniture, equipment, and leasehold improvements, net	1,606	2,054
Intangible assets	166	483
Equity method affiliates	-	(31)
Other assets	$9,944	$10,244

Accounts payable and other liabilities included:

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	June 30, 2014	December 31, 2013
Accounts payable	$518	$738
Rent payable	826	1,058
Accrued interest payable	325	376
Accrued interest on securities sold, not yet purchased	440	255
Payroll taxes payable	571	1,055
Other general accrued expenses	1,809	4,994
Accounts payable and other liabilities	$4,489	$8,476

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

During the three months ended June 30, 2014,  the Company’s sole equity method investee (excluding equity method affiliates for which it had adopted the fair value option): Star Asia Opportunity, LLC (“Star Asia Opportunity”) was fully liquidated and the Company received a final distribution.  On February 20, 2014, the Company completed the sale of the Company’s ownership interests in the Star Asia Group which includes Star Asia Capital Management, SAA Manager and affiliates from the table below.

The following table summarizes the activity and the earnings of the Company’s equity method affiliates.

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Star	Star Asia
	Asia	Capital	SAA
	Opportunity	Management	Manager	Other	Total
January 1, 2014	$17	$(81)	$12	$21	$(31)
Distributions / repayments	(17)	(15)	(25)	(10)	(67)
Earnings / (loss) realized	-	13	14	-	27
Sale (1)	-	83	(1)	(11)	71
June 30, 2014	$-	$-	$-	$-	$-

 (1)See note 4.

The table below summarizes the combined financial information for all equity method investees held as of the indicated periods, including equity method investees for which the fair value option was elected. The aggregated summarized financial data below does not represent the Company’s proportionate share of equity method investees’ assets or earnings.

SUMMARY DATA OF EQUITY METHOD INVESTEES
(Dollars in Thousands)

	June 30, 2014	December 31, 2013
Total Assets	$25,936	$370,388

Liabilities	$53	$144,578
Equity attributable to the investees	25,793	225,810
Non-controlling interest	90	-
Total Liabilities & Equity	$25,936	$370,388

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income / (loss)	$1,813	$8,590	$8,950	$(3,222)

Net income / (loss) attributable to the investees	$1,807	$8,789	$8,921	$(2,666)

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

The Company classifies the VIEs it is involved with into two groups: (i) VIEs managed by the Company and (ii) VIEs managed by third parties.  In the case of the VIEs that the Company has been involved with, the Company has generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance.  This is not a blanket conclusion as it is possible for an entity other than the manager to have the power to direct such matters.  However, for all the VIEs the Company is involved with as of June 30, 2014, the Company has drawn this conclusion.

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

As of June 30, 2014, the Company had variable interests in various securitization VIEs, but determined that it is not the primary beneficiary thereof, and, therefore, the Company is not consolidating the securitization VIEs.  The maximum potential financial statement loss the Company could incur if the securitization vehicles were to default on all of their obligations is (i) the loss of value of the interests in securitizations that the Company holds in its inventory at the time, and (ii) any management fee receivables in the case of managed VIEs.  The Company did not provide financial support to these VIEs during the six and three months ended June 30, 2014 and 2013 and had no liabilities, contingent liabilities, guarantees (implicit or explicit) related to these VIEs at June 30, 2014 and December 31, 2013.

The table below presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interest in identified VIEs with the exception of (i) the two trusts VIEs that hold the Company’s junior subordinated notes (see note 14), and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold but not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it held variable interests at June 30, 2014 and December 31, 2013.

NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	June 30, 2014

	Other Receivable	Other Investments, at fair value	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$2,137	$-	$2,137
Third party managed VIEs	91	18,832	18,923
Total	$2,228	$18,832	$21,060

	December 31, 2013

	Other Receivable	Other Investments, at fair value	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$2,239	$-	$2,239
Third party managed VIEs	84	35	119
Total	$2,323	$35	$2,358

14. DEBT

The Company had the following debt outstanding:

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		June 30, 2014	December 31, 2013	Interest Rate Terms	Interest (4)	Maturity
Convertible senior notes:
10.50% contingent convertible senior notes (the "New Notes")	$-		$-	$3,115	10.50%	10.50%	May 2014 (1)
8.00% convertible senior notes (the "8.0% Convertible Notes")	8,248		8,248	8,248	8.00%	8.00%	September 2018 (2)
	$8,248		8,248	11,363
Junior subordinated notes:
Alesco Capital Trust I	$28,125	(3)	11,087	10,697	4.23%	4.23%	July 2037
Sunset Financial Statutory Trust I	20,000	(3)	7,895	7,614	4.38%	4.38%	March 2035
	$48,125		18,982	18,311
Total			$27,230	$29,674

(1)On May 20, 2014, the Company redeemed the entire $3,121 aggregate principal amount of the New Notes outstanding.

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

15. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the six months ended June 30, 2014 related to the number of shares of unrestricted common stock that the Company had issued as of June 30, 2014:

Common Stock
Shares
December 31, 2013	14,398,579
Shares issued in connection with the redemption of Operating LLC units	186,342
Vesting of shares	393,818
Shares withheld for employee taxes	(31,426)
June 30, 2014	14,947,313

In connection with the acquisition of JVB Holdings in January 2011, the Company issued 559,020 restricted units of the Operating LLC to certain of the former owners of JVB Holdings who remained employees of JVB Holdings. As of December 31, 2013, there were 186,342 restricted units outstanding. These units vested over a three year period (of which all three years have elapsed) and were treated as compensation for future service. In January 2014,  the remaining 186,342 restricted units of the Operating LLC vested, and the holders of these vested Operating LLC membership units elected to redeem these units. The Company, at its discretion, issued 186,342 shares of IFMI common stock to the JVB Holdings sellers in exchange for these vested membership units. As of June 30, 2014, there were no restricted units outstanding.

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

During the six months ended June 30, 2014, IFMI received units of the Operating LLC. The following table displays the amount of units received (net of surrenders) by IFMI pursuant to the UIS Agreement, as a result of the vesting and redemption of membership units of the Operating LLC by certain former owners of JVB Holdings for IFMI common stock.

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

	June 30, 2014	June 30, 2013
Net income / (loss) attributable to IFMI	$(4,221)	$(9,202)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in IFMI's paid in capital for the
acquisition / (surrender) of additional units in consolidated
subsidiary, net	250	634
Changes from net income / (loss) attributable to IFMI and transfers (to) from the non-controlling interest:	$(3,971)	$(8,568)

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

As of June 30, 2014, JVB’s adjusted net capital was $9,728, which exceeded the minimum requirements by $9,466.

CCFL, a subsidiary of the Company regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of June 30, 2014, the total minimum required net liquid capital was $1,982, and net liquid capital in CCFL was $3,049, which exceeded the minimum requirements by $1,067 and was in compliance with the net liquid capital provisions.

17. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income / (loss) attributable to IFMI	$(2,123)	$(4,702)	$(4,221)	$(9,202)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	(734)	(2,158)	(1,441)	(4,249)
Add / (deduct): Adjustment (2)	(11)	8	(43)	(6)
Net income / (loss) on a fully converted basis	$(2,868)	$(6,852)	$(5,705)	$(13,457)

Weighted average common shares outstanding - Basic	15,105,751	11,658,512	14,987,079	11,504,613
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,324,140	5,324,090	5,324,137	5,324,090
Weighted average common shares outstanding - Diluted (3)	20,429,891	16,982,602	20,311,216	16,828,703

Net income / (loss) per common share - Basic	$(0.14)	$(0.40)	$(0.28)	$(0.80)

Net income / (loss) per common share - Diluted	$(0.14)	$(0.40)	$(0.28)	$(0.80)

(1)The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the six and three months ended June 30, 2014 and 2013) may be redeemed and exchanged into shares of the Company on a one-to-one basis. The 4,983,557 Operating LLC membership units held by Daniel G. Cohen, the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive Officer of the Company’s European Business, and the President of CCFL, are redeemable at Mr. Cohen’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s common stock for the ten consecutive trading days immediately preceding the date the Company receives Mr. Cohen’s redemption notice, or (ii) at the Company’s option, one share of the Company’s common stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’ common stock as a dividend or other distribution on the Company’s outstanding common stock, or a further subdivision or combination of the outstanding shares of the Company’s common stock. The Operating LLC membership units held by other members of the Operating LLC have the same redemption rights as described above.  These membership units are not included in the computation of basic earnings per share. These membership units enter into the computation of diluted net income / (loss) per common share when the effect is dilutive using the if-converted method.

(2)An adjustment is included for the following: (i) if the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable; and (ii) to adjust the non-controlling interest amount to be consistent with the weighted average share calculation.

(3)For the six months ended June 30, 2014 and 2013, weighted average common shares outstanding excludes a total of 145,966 and 344,834 shares, respectively, representing restricted Operating LLC membership units, restricted IFMI common stock, and restricted units of IFMI common stock which would be anti-dilutive because of the Company’s net loss.  For the three months ended June 30, 2014 and 2013, weighted average common shares outstanding excludes a total of  71,418 shares and 371,778 shares respectively, representing restricted Operating LLC membership units, restricted IFMI common stock, and restricted units of IFMI common stock which would be anti-dilutive because of the Company’s net loss.  For the six and three months ended June 30, 2014, weighted average common shares outstanding also excludes 2,749,167 shares from the assumed conversion of the 8.0% Convertibles Notes because the inclusion of the converted shares would be anti-dilutive.

18. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

The Company’s former U.S. broker-dealer subsidiary, Cohen & Company Securities, LLC (“CCS”), and one of its registered investment adviser subsidiaries, CIRA SCM, are parties to litigation that was commenced on June 7, 2013 in the Supreme Court of the State of New York under the caption Northern Rock (Asset Management) PLC v. Societe Generale Corporate and Investment Banking, Cohen & Company Securities, et al.  Northern Rock (Asset Management) PLC (“Northern Rock”), the plaintiff, served the Summons with Notice on Defendants on October 3, 2013, and, on November 12, 2013, Northern Rock filed its complaint alleging fraud, fraudulent inducement, fraudulent concealment, breach of contract, negligent misrepresentation, and unjust enrichment in connection with Northern Rock’s investment in Kleros Preferred Funding VIII, Ltd., a CDO.  The relief sought by Northern Rock under these various legal theories includes damages, rescission, and disgorgement, as well as costs and attorneys’ fees.  CCS and CIRA SCM filed a motion to dismiss the complaint in lieu of an answer on January 27, 2014.  Northern Rock filed its opposition on March 4, 2014.  The Company intends to defend the action vigorously.

In addition to the matters set forth above, the Company is a party to various routine legal proceedings, claims, and regulatory inquiries arising out of the ordinary course of the Company’s business. Management believes that the results of these routine legal proceedings, claims, and regulatory matters will not have a material adverse effect on the Company’s financial condition, or on the Company’s operations and cash flows. However, the Company cannot estimate the legal fees and expenses to be incurred in connection with these routine matters and, therefore, is unable to determine whether these future legal fees and expenses will have a material impact on the Company’s operations and cash flows. It is the Company’s policy to expense legal and other fees as incurred.

Pennsylvania Income Tax Assessment

In October, 2013, the Company received an assessment from the Pennsylvania Department of Revenue in the amount of $4,683  (including penalties) related to a subsidiary of AFN for the 2009 tax year.  The assessment denied this subsidiary’s Keystone Opportunity Zone (“KOZ”) credit for that year.  The Company filed an administrative appeal of this assessment with the Pennsylvania Department of Revenue which was denied in June 2014.  The Company intends to file an appeal with the Pennsylvania Board of Finance and Revenue.  If the Pennsylvania Board of Finance and Revenue were to uphold the assessment, the Company could then seek relief in Pennsylvania Commonwealth Court.  The Company has evaluated the assessment in accordance with the provisions of ASC 740 and determined not to record any reserve for this assessment.

19. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information for the six and three months ended June 30, 2014 and 2013 was prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

(a) Revenues and expenses directly associated with each business segment are included in determining net income / (loss) by segment.

(b) Indirect expenses (such as general and administrative expenses including executive and indirect overhead costs) not directly associated with specific business segments are not allocated to the business segments’ statements of operations. Accordingly, the Company presents segment information consistent with internal management reporting. See notes (1) in the tables below for more detail on unallocated items. The following tables present the financial information for the Company’s segments for the periods indicated:

SEGMENT INFORMATION
Statement of Operations Information
Six Months Ended June 30, 2014

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$13,549	$-	$-	$13,549	$-	$13,549
Asset management	-	7,643	-	7,643	-	7,643
New issue and advisory	2,718	-	-	2,718	-	2,718
Principal transactions and other income	523	778	2,211	3,512	-	3,512
Total revenues	16,790	8,421	2,211	27,422	-	27,422
Total operating expenses	17,139	6,706	47	23,892	6,882	30,774
Operating income / (loss)	(349)	1,715	2,164	3,530	(6,882)	(3,352)
Interest expense	-	-	-	-	(2,238)	(2,238)
Income / (loss) from equity method affiliates	-	27	-	27	-	27
Income / (loss) before income taxes	(349)	1,742	2,164	3,557	(9,120)	(5,563)
Income tax expense / (benefit)	-	-	-	-	99	99
Net income / (loss)	(349)	1,742	2,164	3,557	(9,219)	(5,662)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(1,441)	(1,441)
Net income / (loss) attributable to IFMI	$(349)	$1,742	$2,164	$3,557	$(7,778)	$(4,221)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$410	$45	$-	$455	$143	$598

SEGMENT INFORMATION
Statement of Operations Information
Six Months Ended June 30, 2013

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$24,689	$-	$-	$24,689	$-	$24,689
Asset management	-	8,917	-	8,917	-	8,917
New issue and advisory	1,567	-	-	1,567	-	1,567
Principal transactions and other income	144	898	(8,455)	(7,413)	-	(7,413)
Total revenues	26,400	9,815	(8,455)	27,760	-	27,760
Total operating expenses	28,536	5,613	162	34,311	6,419	40,730
Operating income / (loss)	(2,136)	4,202	(8,617)	(6,551)	(6,419)	(12,970)
Interest expense	(109)	(7)	-	(116)	(1,948)	(2,064)
Income / (loss) from equity method affiliates	-	332	1,282	1,614	-	1,614
Income / (loss) before income taxes	(2,245)	4,527	(7,335)	(5,053)	(8,367)	(13,420)
Income tax expense / (benefit)	(42)	-	-	(42)	88	46
Net income / (loss)	(2,203)	4,527	(7,335)	(5,011)	(8,455)	(13,466)
Less: Net income / (loss) attributable to the
non-controlling interest	(15)	-	-	(15)	(4,249)	(4,264)
Net income / (loss) attributable to IFMI	$(2,188)	$4,527	$(7,335)	$(4,996)	$(4,206)	$(9,202)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$390	$131	$-	$521	$148	$669

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended June 30, 2014

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$6,620	$-	$-	$6,620	$-	$6,620
Asset management	-	3,386	-	3,386	-	3,386
New issue and advisory	2,388	-	-	2,388	-	2,388
Principal transactions and other income	158	397	1,286	1,841	-	1,841
Total revenues	9,166	3,783	1,286	14,235	-	14,235
Total operating expenses	8,186	4,588	-	12,774	3,121	15,895
Operating income / (loss)	980	(805)	1,286	1,461	(3,121)	(1,660)
Interest expense	-	-	-	-	(1,109)	(1,109)
Income / (loss) from equity method affiliates	-	-	1	1	-	1
Income / (loss) before income taxes	980	(805)	1,287	1,462	(4,230)	(2,768)
Income tax expense / (benefit)	-	-	-	-	89	89
Net income / (loss)	980	(805)	1,287	1,462	(4,319)	(2,857)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(734)	(734)
Net income / (loss) attributable to IFMI	$980	$(805)	$1,287	$1,462	$(3,585)	$(2,123)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$184	$8	$-	$192	$75	$267

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended June 30, 2013

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$11,630	$-	$-	$11,630	$-	$11,630
Asset management	-	4,155	-	4,155	-	4,155
New issue and advisory	572	-	-	572	-	572
Principal transactions and other income	89	388	(3,100)	(2,623)	-	(2,623)
Total revenues	12,291	4,543	(3,100)	13,734	-	13,734
Total operating expenses	14,021	2,681	83	16,785	2,847	19,632
Operating income / (loss)	(1,730)	1,862	(3,183)	(3,051)	(2,847)	(5,898)
Interest expense	(55)	(4)	-	(59)	(976)	(1,035)
Income / (loss) from equity method affiliates	-	122	(27)	95	-	95
Income / (loss) before income taxes	(1,785)	1,980	(3,210)	(3,015)	(3,823)	(6,838)
Income tax expense / (benefit)	(17)	-	-	(17)	51	34
Net income / (loss)	(1,768)	1,980	(3,210)	(2,998)	(3,874)	(6,872)
Less: Net income / (loss) attributable to the
non-controlling interest	(12)	-	-	(12)	(2,158)	(2,170)
Net income / (loss) attributable to IFMI	$(1,756)	$1,980	$(3,210)	$(2,986)	$(1,716)	$(4,702)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$193	$93	$-	$286	$73	$359

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

Balance Sheet Data
As of June 30, 2014

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$176,519	$3,893	$26,652	$207,064	$7,650	$214,714

Included within total assets:
Investment in equity method affiliates	$-	$-	$-	$-	$-	$-
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

Balance Sheet Data
As of June 30, 2013

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$310,458	$8,888	$28,707	$348,053	$9,629	$357,682

Included within total assets:
Investment in equity method affiliates	$-	$(69)	$17	$(52)	$-	$(52)
Goodwill (2)	$7,937	$3,176	$-	$11,113	$-	$11,113
Intangible assets (2)	$332	$302	$-	$634	$-	$634

 (1)Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of business segment assets and such amounts are excluded in business segment reporting to the Chief Operating Decision Maker.

(2)Goodwill and intangible assets as of June 30, 2014 and 2013 are allocated to the Capital Markets and Asset Management business segments as indicated in the table from above.

Asset management total operating expenses include an impairment charge of $3,121 for the six and three months ended June 30, 2014 related to the impairment of goodwill attributable to Cira SCM.

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States; (2) United Kingdom and other; and (3) for the period prior to February 20, 2014, Asia. Total revenues by geographic area are summarized as follows:

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total Revenues:
United States	$12,600	$9,812	$23,289	$21,209
United Kingdom & Other	1,635	3,140	4,009	5,496
Asia	-	782	124	1,055
Total	$14,235	$13,734	$27,422	$27,760

Long-lived assets attributable to an individual country, other than the United States, are not material.

20. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $1,569 and $1,522 for the six months ended June 30, 2014 and 2013, respectively.

The Company paid income taxes of $28 and $281 for the six months ended June 30, 2014 and 2013, respectively. The Company received $24 and $19 income tax refunds for the six months ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

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

For the six months ended June 30, 2013, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•  The Company recognized a net increase in additional paid-in capital of $634, a net decrease of $25 in accumulated other comprehensive income, and a decrease of $609 in non-controlling interest as a result of additional units of the Operating LLC issued to IFMI as a result of the UIS agreement and redemption of vested Operating LLC units by IFMI.

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

21. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the six and three months ended June 30, 2014 and 2013. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A.	Transactions between the Star Asia Group and the Company

Star Asia Manager serves as external manager of Star Asia and Star Asia Special Purpose Vehicle (“Star Asia SPV”) (see paragraphs A-1 and E-3 below).  The Company owned 50% of Star Asia Manager prior to the Star Asia Manager Repurchase Transaction.  Following the March, 2013 Star Asia Manager Repurchase Transaction, the Company owned 100% of Star Asia Manager and included Star Asia Manager in its consolidated financial statements (see note 4).  Prior to March 1, 2013, Star Asia Manager had been identified as a related party because it was an equity method investee of the Company. The Company had recognized its share of the income or loss of Star Asia Manager as income or loss from equity method affiliates in the consolidated statements of operations during the pre-acquisition period. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

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

1. Star Asia invests primarily in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans and other commercial real estate fixed income investments, and in real property in Japan. As of December 31, 2013, the Company directly owned approximately 28% of Star Asia’s outstanding shares. Star Asia had been identified as a related party because in the absence of the fair value option of FASB ASC 825, Star Asia would have been treated as an equity method affiliate, and because Daniel G. Cohen, the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive Officer of the Company’s European Business, and President of CCFL (formerly the Company’s Chairman and Chief Executive Officer) was a member of Star Asia’s board of directors until the sale of the entity on February 20, 2014. The Company, through Star Asia Manager, had an asset management contract with Star Asia. Gains or losses recognized from its investment for the six and three months ended June 30, 2013 are disclosed as part of principal transactions in the tables at the end of this section. Amounts earned from the management contract are disclosed as part of management fee revenue in the tables at the end of this section.

2. Star Asia Capital Management serves as the external manager of Star Asia Opportunity (see paragraph E-4 below) and the Company owned 33% of Star Asia Capital Management as of December 31, 2013. Star Asia Capital Management had been identified as a related party because it was an equity method investee of the Company. The Company recognized its share of the income or loss of Star Asia Capital Management as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section. On February 20, 2014, the Company completed the sale of its interests in the Star Asia Group, including Star Asia Capital Management.

3. In December 2012, the Company, along with two other parties, sponsored the creation of a new investment fund.  The Star Asia Special Situations Fund, which primarily invests in real estate and securities backed by real estate in Japan.  The Star Asia Special Situations Fund is a closed-end fund that does not offer investor redemptions. It has an initial life of three years, which can be extended under certain circumstances for a total of two years.  The Star Asia Special Situations Fund consummated its closing on December 20, 2012.  As of December 31, 2013, the Company owned approximately 2% of the Star Asia Special Situations Fund. The Star Asia Special Situations Fund had been identified as a related party because in the absence of the fair value option of FASB ASC 825, the Company’s investment in the Star Asia Special Situations Fund would be treated as an equity method affiliate of the Company. Gains and losses recognized from its investment are disclosed as part of principal transactions in the tables at the end of this section.

During the three months ended March 31, 2013, the Company made an additional investment of $302 in the Star Asia Special Situations Fund. See notes 6 and 7.  On February 20, 2014, the Company completed the sale of its interest in the Star Asia Group, including the Star Asia Special Situations Fund.

 4. SAA Manager serves as the external manager of the Star Asia Special Situations Fund.  The Company owned 33% of SAA Manager as of December 31, 2013. SAA Manager had been identified as a related party because it is an equity method investee of the Company. The Company did not elect the fair value option for its investment in SAA Manager. Income or loss recognized under the equity method is disclosed in the table at the end of this section. On February 20, 2014, the Company completed the sale of its interest in the Star Asia Group, including SAA Manager.

5. SAP GP serves as the general partner for the Star Asia Special Situations Fund. As of December 31, 2013, Company owned 33% of SAP GP. SAP GP has been identified as a related party because it is an equity method investee of the Company. The Company did not elect the fair value option for its investment in SAP GP. Income or loss recognized under the equity method is disclosed in the table at the end of this section. Since its inception during the fourth quarter of 2012 and through its sale on February 20, 2014,  the Company had not made an investment or recognized any income or loss under the equity method.

B. Cohen Bros. Financial, LLC (“CBF”) and EBC 2013 Family Trust (“EBC”)

In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company. Daniel G. Cohen is a trustee of EBC. The Company issued $2,400 in principal amount of the 8.0% Convertible Notes to EBC.  See paragraph D listed below and notes 4 and 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The Company incurred interest expense on this debt which is disclosed as part of interest expense incurred in the tables at the end of this section.

CBF has been identified as a related party because (i) CBF is a non-controlling interest of the Company and (ii) CBF is wholly owned by Mr. Cohen.

C. The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”) is identified as a related party because Mr. Cohen is TBBK’s Chairman.

TBBK maintained deposits for the Company in the amount of $74 and $52 as of June 30, 2014 and December 31, 2013, respectively. These amounts are not disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of June 30, 2014 and December 31, 2013, the Company had repurchase agreements in the amount of $15,911 and $6,445, respectively, with TBBK as its counterparty. This is included as a component of securities sold under agreement to repurchase in the consolidated balance sheet.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amount of $191 and $85 for the six and three months ended June 30, 2014, respectively, and $93 and $74 for the six and three months ended June 30, 2013, respectively, which was included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

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

E.  Investment Vehicles and Other

The entities below are identified as related parties. Amounts with respect to the transactions identified below are summarized in a table at the end of this section.

1. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CMBS, RMBS and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros or British Pounds Sterling. As of June 30, 2014 and December 31, 2013, the Company directly owned approximately 17% of EuroDekania’s outstanding shares.  On December 18, 2013, as a cost savings measure, EuroDekania was restructured from a Guernsey closed end fund to a Cayman Islands exempted company.  The Company has determined EuroDekania has been identified as a related party because Daniel G. Cohen was a member of EuroDekania’s board of directors from its inception  through December 18, 2013, and (ii) in the absence of the fair value option of FASB ASC 825, EuroDekania would be treated as an equity method affiliate. The Company has a management contract with and an investment in EuroDekania. Gains or losses recognized from its investment and dividends received are disclosed as part of principal transactions in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section.

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

4. Star Asia Opportunity is a Delaware limited liability company formed in July 2011 to partially finance the acquisition of seven real estate properties in Japan. As of December 31, 2013, the Company directly owned approximately 28% of Star Asia Opportunity’s outstanding equity interests. During the second quarter of 2014, the Company received its final liquidating distribution from Star Asia Opportunity.  Star Asia Opportunity has been identified as a related party because it was an equity method investee of the Company. The Company recognized its share of the income or loss of Star Asia Opportunity as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties that are described above.

RELATED PARTY TRANSACTIONS
Six Months Ended June 30, 2014
(Dollars in Thousands)

	Management fee revenue	Net trading		Principal transactions	Income / (loss) from equity method affiliates	Interest expense incurred
TBBK	$-	$23	$	$-	$-	$-
Star Asia (1)	125	-		-	-	-
Star Asia Capital Management (1)	-	-		-	13	-
SAA Manager (1)	-	-		-	14	-
EuroDekania	-	-		1,444	-	-
EBC	-	-		-	-	111
Mead Park Capital	-	-		-	-	270
	$125	$23	$	$1,444	$27	$381

(1)  Effective February 20, 2014, the Company sold its interest in these entities.  See note A from above and note 4.

RELATED PARTY TRANSACTIONS
Six Months Ended June 30, 2013
(Dollars in Thousands)

	Management fee revenue	Net trading		Principal transactions	Income / (loss) from equity method affiliates	Interest expense incurred
TBBK	-	401		-	-	-
Star Asia (1)	1,069	-		(9,234)	-	-
Star Asia Manager (1) (2)	-	-		-	158	-
Star Asia SPV	-	-		-	1,287	-
Star Asia Opportunity	-	-		-	(5)	-
Star Asia Capital Management (1)	-	-		-	71	-
Star Asia Special Situations Fund (1)	-	-		(30)	-	-
SAA Manager (1)	-	-		-	109	-
EuroDekania	-	-		381	-	-
Deep Value GPs	-	-		-	(6)	-
	$1,069	$401	$	$(8,883)	$1,614	$-

(1)	Effective February 20, 2014, the Company sold its interest in this entity. See paragraph A from above and note 4.

(2) Beginning March 1, 2013, Star Asia Manager was consolidated by the Company as a result of the Star Asia Manager Repurchase Transaction.  Prior to March 1, 2013,  Star Asia Manager was treated as an equity method investment.  See paragraph A above.

RELATED PARTY TRANSACTIONS
Three Months Ended June 30, 2014
(Dollars in Thousands)

	Management fee revenue	Net trading		Principal transactions	Income / (loss) from equity method affiliates	Interest expense incurred
TBBK	$-	$1	$	$-	$-	$-
Star Asia Opportunity	-	-		-	1	-
EuroDekania	-	-		313	-	-
EBC	-	-		-	-	56
Mead Park Capital	-	-		-	-	136
	$-	$1	$	$313	$1	$192

RELATED PARTY TRANSACTIONS
Three Months Ended June 30, 2013
(Dollars in Thousands)

	Management fee revenue	Net trading		Principal transactions	Income / (loss) from equity method affiliates	Interest expense incurred
TBBK	$-	$375	$	$-	$-	$-
Star Asia (1)	792	-		(3,201)	-	-
Star Asia SPV	-	-		-	(27)	-
Star Asia Opportunity	-	-		-	1	-
Star Asia Capital Management (1)	-	-		-	37	-
Star Asia Special Situations Fund (1)	-	-		(73)	-	-
SAA Manager (1)	-	-		-	86	-
EuroDekania	-	-		41	-	-
Deep Value GPs	-	-		-	(2)	-
	$792	$375	$	$(3,233)	$95	$-

(1)	Effective February 20, 2014, the Company sold its interest in this entity. See paragraph A from above and note 4.

The following related party transactions are non-routine and are not included in the tables above.

F.  Directors and Employees

In addition to the employment agreements the Company has entered into with Daniel G. Cohen, its Vice Chairman; Lester R. Brafman, its Chief Executive Officer; and Joseph W. Pooler, Jr., its Chief Financial Officer, the Company has entered into its standard indemnification agreement with each of its directors and executive officers.

22. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 21 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	June 30, 2014	December 31, 2013
EuroDekania	$-	$18
Star Asia and related entities (1)	-	450
CBF	-	4
Employees	349	411
Due from Related Parties	$349	$883

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

•Asset Management: Our Asset Management business segment manages assets within CDOs, permanent capital vehicles, managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include ongoing base and incentive management fees. As of June 30, 2014, we had approximately $4.8 billion in AUM of which 99%, or $4.7 billion, was in CDOs.

•  Principal Investing: Our Principal Investing business segment is comprised of investments that we have made using our own capital excluding investments we make to support our Capital Markets business segment.  Historically, we generally made principal investments in the entities we managed.  Beginning in the first quarter of 2014, we began investing our capital in investments (primarily equity tranches of CLOs) which we do not manage.  Such investments will become an increasingly important part of our business going forward.  Our focus on CLO equity leverages our strengths in structured credit and leveraged finance.  During the six months ended June 30, 2014, we invested $18,541 in the equity tranches of seven separate CLOs (excluding one CLO acquired and sold during the period).  These investments are a component of our other investments, at fair value in our consolidated balance sheet.

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

Business Environment

Our business is materially affected by economic conditions in the financial markets, political conditions, broad trends in business and finance, changes in volume and price levels of securities transactions, and changes in interest rates, all of which can affect our profitability and are unpredictable and beyond our control. These factors may affect the financial decisions made by investors and companies, including their level of participation in the financial markets and their willingness to participate in corporate transactions. Severe market fluctuations or weak economic conditions could continue to reduce our trading volume and revenues, could negatively affect our ability to generate new issue and advisory revenue, and could adversely affect our profitability.

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

A portion of our revenues is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment. During the first quarter of 2014, we stopped providing investment banking and advisory services to special purpose acquisition companies (“SPACs”) in our U.S. broker-dealer, JVB.    We will continue to earn new issue and advisory revenue in JVB primarily related to new issues of structured products and as part of our European operations conducted by CCFL.

A portion of our revenues is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of June 30, 2014,  99% of our existing AUM are CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not recovered since that time. Consequently, we have been unable to complete a new securitization since 2008.

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the underlying performance of these investments. As of June 30, 2014, we had $26,446 of other investments, at fair value representing our principal investment portfolio. Our results of operations and financial condition will be significantly impacted by the financial results of these investments.

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

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2014 and 2013.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,		Favorable / (Unfavorable)
	2014	2013	$ Change	% Change
Revenues

Net trading	$13,549	$24,689	$(11,140)	(45)%
Asset management	7,643	8,917	(1,274)	(14)%
New issue and advisory	2,718	1,567	1,151	73%
Principal transactions and other income	3,512	(7,413)	10,925	147%
Total revenues	27,422	27,760	(338)	(1)%

Operating expenses

Compensation and benefits	15,538	26,018	10,480	40%
Business development, occupancy, equipment	2,037	2,842	805	28%
Subscriptions, clearing, and execution	4,251	4,666	415	9%
Professional fee and other operating	5,229	6,535	1,306	20%
Depreciation and amortization	598	669	71	11%
Impairment of goodwill	3,121	-	(3,121)	NM
Total operating expenses	30,774	40,730	9,956	24%

Operating income / (loss)	(3,352)	(12,970)	9,618	74%

Non-operating income / (expense)

Interest expense	(2,238)	(2,064)	(174)	(8)%
Income / (loss) from equity method affiliates	27	1,614	(1,587)	(98)%
Income / (loss) before income taxes	(5,563)	(13,420)	7,857	59%
Income tax expense (benefit)	99	46	(53)	(115)%
Net income / (loss)	(5,662)	(13,466)	7,804	58%
Less: Net (loss) / income attributable to the non-controlling interest	(1,441)	(4,264)	(2,823)	(66)%
Net income / (loss) attributable to IFMI	$(4,221)	$(9,202)	$4,981	54%

Revenues

Revenues decreased by $338, or 1%, to $27,422 for the six months ended June 30, 2014 from $27,760 for the six months ended June 30, 2013. As discussed in more detail below, the change was comprised of (i) a decrease of $11,140 in net trading; (ii)  a decrease of $1,274 in asset management revenue; (iii)  an increase of $1,151 in new issue and advisory revenue; and (iv) an increase of $10,925 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $11,140, or 45%, to $13,549 for the six months ended June 30, 2014 from $24,689 for the six months ended June 30, 2013.     The following table provides detail on net trading revenue by operation:

NET TRADING
(dollars in thousands)

	June 30, 2014	June 30, 2013	Change
US Capital Markets (JVB and CCPR)	$13,505	$22,218	$(8,713)
CCFL	44	2,471	(2,427)
Total	$13,549	$24,689	$(11,140)

The amounts shown as US Capital Markets include the results of CCPR and JVB.  JVB and CCPR were merged in January 2014.  The decline in revenue in the US Capital Markets was primarily due to the elimination of overlapping product groups and revenue-generating personnel in connection with the merger of JVB and CCPR and the general weakness in the fixed income trading markets in the first half of 2014; especially for smaller broker dealers.    The decrease in revenue in CCFL was primarily due to a decrease in overall volumes.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the six months ended June 30, 2014 may not be indicative of future results. Furthermore, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

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

ASSETS UNDER MANAGEMENT
(dollars in thousands)

	June 30,		December 31,
	2014	2013	2013	2012
Company sponsored CDOs (1)	$4,739,364	$5,893,537	$5,377,187	$6,051,678
Permanent capital vehicles (2)	-	113,591	109,977	145,326
Investment funds (3)	-	139,234	172,052	84,659
Managed accounts (4)	31,372	44,141	35,752	43,924
Assets under management (5)	$4,770,736	$6,190,503	$5,694,968	$6,325,587

(1)	Management fee income earned from Company sponsored CDOs is recorded as a component of asset management revenue.
(2)	Management fee income earned from funds managed in permanent capital vehicles is recorded as a component of asset management revenue.
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
(6)

Asset management fees decreased by $1,274, or 14%, to $7,643 for the six months ended June 30, 2014 from $8,917 for the six months ended June 30, 2013, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT
(dollars in thousands)

	June 30, 2014	June 30, 2013	Change
CDO and related service agreements	$6,425	$7,222	$(797)
Other	1,218	1,695	(477)
Total	$7,643	$8,917	$(1,274)

CDOs

Asset management revenue from company-sponsored CDOs decreased by $797 to $6,425 for the six months ended June 30, 2014 from $7,222 for the six months ended June 30, 2013. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS
(dollars in thousands)

	June 30, 2014	June 30, 2013	Change
TruPs and insurance company debt - U.S.	$3,205	$3,844	$(639)
High grade and mezzanine ABS	222	487	(265)
TruPs and insurance company debt - Europe	1,303	1,289	14
Broadly syndicated loans - Europe	1,695	1,602	93
Total	$6,425	$7,222	$(797)

Asset management fees for TruPS and insurance company debt – U.S. declined primarily because effective as of February 23, 2013, we no longer provide any services related to the Alesco X through XVII securitizations.  On July 29, 2010, we entered into an agreement with a third party whereby we sold the management rights and responsibilities related to the Alesco X through XVII securitizations.  In connection with this agreement, we entered into a services agreement under which we provided certain services to the third party purchaser.  This services agreement expired on February 23, 2013.  We will continue to receive certain incentive payments through February 23, 2017 if the management fees earned by the third party exceed certain thresholds.  We will continue to recognize these incentive payments, if any, as earned.   In May 2014, one securitization that we managed had a successful auction and terminated.  We earned $270 and $361 in management fees during the six months ended June 30, 2014 and 2013 respectively.  We no longer earn fees related to this securitization going forward.

Asset management fees for high grade and mezzanine ABS declined by $265 primarily because the average AUM in the remaining deals in this asset class declined due to defaults of the underlying assets, repayments of the underlying assets, and transfer of certain management contracts.

Asset management fees for TruPS and insurance company debt – Europe and for broadly syndicated loans – Europe remained relatively unchanged.

Other

Other asset management revenue decreased by $477 to $1,218 for the six months ended June 30, 2014 from $1,695 for the six months ended June 30, 2013.   The decrease was comprised of (i) a decrease of $944 resulting from the sale of Star Asia Manager (see note 4 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q) partially offset by (ii) an increase of $467 in asset management revenue earned from separate accounts.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $1,151, or 73%, to $2,718 for the six months ended June 30, 2014 from $1,567 for the six months ended June 30, 2013.  During the first quarter of 2014, we stopped providing investment banking and advisory services

to special purpose acquisition companies (“SPACs”) in our U.S. broker-dealer, JVB.    While certain of the former employees of JVB’s SPAC investment banking and advisory group went to work for another firm, we entered into an agreement (the “Tail Agreement”) whereby we allowed such former employees to continue work on certain in process engagements with their new firm.  As part of the Tail Agreement, we receive a certain share of the revenue earned by the new firm related to these engagements.  In addition to revenue earned via the Tail Agreement, we may continue to earn new issue and advisory revenue in JVB primarily related to new issues of structured products and as part of our European operations conducted by CCFL.  Of the $2,718 of new issue revenue recognized in the six months ended June 30, 2014, $1,889 represented revenue earned under the Tail Agreement.  We do not expect revenue from the Tail Agreement to be significant going forward.

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

Principal Transactions and Other Income

Principal transactions and other income increased by $10,925 to $3,512 for the six months ended June 30, 2014, as compared to ($7,413) for the six months ended June 30, 2013.   The following table summarizes principal transactions and other income by category:

PRINCIPAL TRANSACTIONS & OTHER INCOME
(dollars in thousands)

	June 30, 2014	June 30, 2013	Change
EuroDekania	$1,444	$381	$1,063
Star Asia	-	(9,234)	9,234
Tiptree	423	(657)	1,080
Star Asia Special Situations Fund	-	(30)	30
Japanese Yen hedge	(347)	(362)	15
CLO investments	255	-	255
Other principal investments	315	314	1
Gain on sale of Star Asia Group	78	-	78
Total principal transactions	2,168	(9,588)	11,756
Other income	1,344	2,175	(831)
Total principal transactions and other income	$3,512	$(7,413)	$10,925
Principal Transactions

EuroDekania is an investment company and we carry our investment at the NAV of the fund.  Income recognized in each period is a result of changes in the underlying NAV of the fund.

Star Asia is an investment company and we carried our investment at the NAV of the fund.  Income recognized in each period is a result of changes in the underlying NAV of the fund.  Because of the sale of the Star Asia Group on February 20, 2014, we did not record a change in fair value on Star Asia during the period it was owned in 2014.

Effective June 30, 2013, we changed the way we calculate the fair value of our investment in Tiptree.  Previously, we carried our investment at the underlying NAV of the fund.  However, Tiptree completed a reorganization in the second half of 2013.  As a result of the reorganization, our investment in Tiptree can be exchanged into shares of Tiptree Financial, Inc. based on a stated exchange ratio (which is generally fixed, but can be adjusted for certain events like stock dividends or stock splits).  Tiptree Financial Inc. is publicly traded over the counter.  Therefore, beginning June 30, 2013, we calculate the fair value of our investment in Tiptree by using the closing over the counter price for Tiptree Financial Inc. and adjusting for the exchange ratio.  The loss recorded on our investment in Tiptree in the six months ended June 30, 2013 was a result of a decline in the underlying NAV of the fund.  The income recorded for the six months ended June 30, 2014 was a result of an increase in the share price of Tiptree Financial, Inc.

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

Although the functional currency of Star Asia is U.S. Dollars, the value of our investment in Star Asia was impacted by the fact that Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself did not hedge against currency fluctuations.  Therefore, from time to time, we entered into a Japanese Yen currency hedge.  From January 1, 2014 until the sale of the Star Asia Group on February 20, 2014, we had in place a Japanese Yen currency hedge which was terminated in conjunction with the sale of the Star Asia Group.  We also had a Japanese Yen hedge in place during the six months ended June 30, 2013.  The losses recognized above represent changes in the value of the hedge during those periods.

Beginning in the first quarter of 2014, we began investing our capital in investments (primarily equity tranches of CLOs) which we do not manage.  Such investments may become an increasingly important part of our business going forward.  Our focus on CLO equity leverages our strengths in structured credit and leveraged finance.  During the six months ended June 30, 2014, we invested $18,541 in the equity tranches of seven separate CLOs (excluding one CLO acquired and sold during the period).  The income of $255 recognized during the six months ended June 30, 2014 is comprised of: $249 of investment income, $22 of realized gain; partially offset by $16 of unrealized loss.

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

Other Income / (Loss)

Other income decreased by $831 to $1,344 for the six months ended June 30, 2014, as compared to $2,175 for the six months ended June 30, 2013. The decrease was comprised of (i) a decrease of $1,084 resulting from income recognized in the six months ended June 30, 2013 as a result of a guarantee liability being extinguished; (ii) a decrease of $137 relating to reduced revenue share income as well as changes in foreign currency gains and losses; partially offset by (iii) an increase of $390 relating to a note receivable.

Operating Expenses

Operating expenses decreased by $9,956, or 24%, to $30,774 for the six months ended June 30, 2014 from $40,730 for the six months ended June 30, 2013. As discussed in more detail below, the change was comprised of (i) a decrease of $10,480 in compensation and benefits; (ii) a decrease of $805 in business development, occupancy, and equipment; (iii) a decrease of $415 in subscriptions, clearing, and execution; (iv) a decrease of $1,306 of professional fee and other operating; (v) a decrease of $71 of depreciation and amortization; and (vi) an impairment charge of $3,121.

Compensation and Benefits

Compensation and benefits decreased by $10,480, or 40%, to $15,538 for the six months ended June 30, 2014 from $26,018 for the six months ended June 30, 2013.

COMPENSATION AND BENEFITS
(dollars in thousands)

	June 30, 2014	June 30, 2013	Change
Cash compensation and benefits	$14,624	$24,464	$(9,840)
Equity-based compensation	914	1,554	(640)
Total	$15,538	$26,018	$(10,480)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $9,840 to $14,624 for the six months ended June 30, 2014 from $24,464 for the six months ended June 30, 2013.  This decrease was a result of a decrease in incentive compensation that is tied to revenue and operating profitability as well as the reduction in our headcount in connection with the merger of JVB and CCPR in January 2014.  Our total headcount decreased from 204 at June 30, 2013 to 121 at June 30, 2014.  From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $640 to $914 for the six months ended June 30, 2014 from $1,554 for the six months ended June 30, 2013.  This was primarily as a result of certain share grants becoming fully vested on or about December 31, 2013.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $805, or 28%, to $2,037 for the six months ended June 30, 2014 from $2,842 for the six months ended June 30, 2013.  The decrease was comprised of a decrease of $408 in business development and a decrease in occupancy and equipment expenses of $397, primarily as a result of the reduction in headcount and offices in connection with the merger of CCPR and JVB.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $415, or 9%, to $4,251 for the six months ended June 30, 2014 from $4,666 for the six months ended June 30, 2013.   The decrease was due to a reduction in clearing and execution costs of $206, primarily as a result of lower trading volume, and a decrease in subscriptions of $209, primarily the result of cancellation of subscriptions in connection with the merger of CCPR and JVB.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $1,306, or 20%, to $5,229 for the six months ended June 30, 2014 from $6,535 for the six months ended June 30, 2013. This is comprised of a decrease of $569 in professional fees and a decrease of $737 in other operating expenses.  The decrease in professional fees was primarily due to a decrease in consulting expense.  The decrease in other operating expense includes reduced regulatory and other expenses as a result of the reduction in headcount related to the merger of CCPR and JVB.

Depreciation and Amortization

Depreciation and amortization decreased by $71, or 11%, to $598 for the six months ended June 30, 2014 from $669 for the six months ended June 30, 2013.

Impairment of goodwill

We recorded an impairment charge of $3,121 in the six months ended June 30, 2014.  See note 10 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Non-Operating Income and Expense

Interest Expense

Interest expense increased by $174, or 8%, to $2,238 for the six months ended June 30, 2014 from $2,064 for the six months ended June 30, 2013. The increase was comprised of (i) an increase of $238 on our junior subordinated notes due to changes in their variable rate; (ii) an increase of $381 related to the issuance of the 8.0% Convertible Notes; partially offset by (iii) a decrease of $310 relating to our 10.50% Convertible Notes (“New Notes”) due to the repurchase of New Notes subsequent to June 30, 2013; (iv) a decrease of $109 in other interest expense primarily related to interest related to a legal settlement accrual incurred in the six months ended June 30, 2013; (v) and other decreases of $26.  See note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased by $1,587, or 98% to $27 for the six months ended June 30, 2014 from $1,614 for the six months ended June 30, 2013. Income or loss from equity method affiliates represents our share of the related entities’ earnings.

INCOME / (LOSS) FROM EQUITY METHOD AFFILIATES
(dollars in thousands)

	June 30, 2014	June 30, 2013	Change
Star Asia Manager	$-	$158	$(158)
Deep Value GP II	-	(6)	6
SAA Manager	14	109	(95)
Star Asia Capital Management	13	71	(58)
Star Asia Opportunity	-	(5)	5
Star Asia SPV	-	1,287	(1,287)
Total	$27	$1,614	$(1,587)

Effective June 30, 2014, we have no investments accounted for under the equity method.  See notes 4, 12, and 21 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $53 to income tax expense / (benefit) of $99 for the six months ended June 30, 2014 from $46 for the six months ended June 30, 2013. The increase was a result of an increase in foreign taxes.  See note 21 to our consolidated financial statements included in the Company’s 2013 Annual Report on Form 10-K for the year ended December 31, 2013 for a more complete description of the Company’s tax attributes and unrecognized tax benefits. Also, see note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding an income tax assessment received by the Company from the Commonwealth of Pennsylvania.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the six months ended June 30, 2014 and 2013 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
Six Months Ended June 30, 2014

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(5,563)	$-	$-	$(5,563)	$-	$(5,563)
Income tax expense	-	-	99	99	-	99
Net income / (loss) after tax	(5,563)	-	(99)	(5,662)	-	(5,662)
Majority owned subsidiary non-controlling interest	-	-	-	-
Net loss attributable to Operating LLC	(5,563)	-	(99)	(5,662)
Average effective Operating LLC non-controlling interest (1)%				25.45%
Operating LLC non-controlling interest				(1,441)
Majority owned subsidiary non-controlling interest				-
Total non-controlling interest				$(1,441)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
Six Months Ended June 30, 2013

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(12,064)	$(1,356)	$-	$(13,420)	$-	$(13,420)
Income tax expense	-	(42)	88	46	-	46
Net income / (loss) after tax	(12,064)	(1,314)	(88)	(13,466)	-	(13,466)
Majority owned subsidiary non-controlling interest	-	(15)	-	(15)
Net loss attributable to Operating LLC	(12,064)	(1,299)	(88)	(13,451)
Average effective Operating LLC non-controlling interest (1)%				31.59%
Operating LLC non-controlling interest				(4,249)
Majority owned subsidiary non-controlling interest				(15)
Total non-controlling interest				$(4,264)

(1)Non-controlling interest is recorded on a monthly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2014 and 2013 :

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Favorable / (Unfavorable)
	2014	2013	$ Change	% Change
Revenues

Net trading	$6,620	$11,630	$(5,010)	(43)%
Asset management	3,386	4,155	(769)	(19)%
New issue and advisory	2,388	572	1,816	317%
Principal transactions and other income	1,841	(2,623)	4,464	170%
Total revenues	14,235	13,734	501	4%

Operating expenses

Compensation and benefits	7,568	12,521	4,953	40%
Business development, occupancy, equipment	979	1,387	408	29%
Subscriptions, clearing, and execution	2,052	2,349	297	13%
Professional fee and other operating	1,908	3,016	1,108	37%
Depreciation and amortization	267	359	92	26%
Impairment of goodwill	3,121	-	(3,121)	NM
Total operating expenses	15,895	19,632	3,737	19%

Operating income / (loss)	(1,660)	(5,898)	4,238	72%

Non-operating income / (expense)

Interest expense	(1,109)	(1,035)	(74)	(7)%
Income / (loss) from equity method affiliates	1	95	(94)	(99)%
Income / (loss) before income taxes	(2,768)	(6,838)	4,070	60%
Income tax expense (benefit)	89	34	(55)	(162)%
Net income / (loss)	(2,857)	(6,872)	4,015	58%
Less: Net (loss) / income attributable to the non-controlling interest	(734)	(2,170)	(1,436)	(66)%
Net income / (loss) attributable to IFMI	$(2,123)	$(4,702)	$2,579	55%

Revenues

Revenues increased by $501, or 4%, to $14,235 for the three months ended June 30, 2014 from $13,734 for the three months ended June 30, 2013. As discussed in more detail below, the change was comprised of (i) a decrease of $5,010 in net trading; (ii)  a decrease of $769 in asset management revenue; (iii) an increase of $1,816 in new issue and advisory revenue; and (iv) an increase of $4,464 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $5,010, or 43%, to $6,620 for the three months ended June 30, 2014 from $11,630 for the three months ended June 30, 2013.     The following table provides detail on net trading revenue by operation.

NET TRADING
(dollars in thousands)

	June 30, 2014	June 30, 2013	Change
US Capital Markets (JVB and CCPR)	6,606	9,949	(3,343)
CCFL	14	1,681	(1,667)
Total	$6,620	$11,630	$(5,010)

  The amounts shown as US Capital Markets include the results of CCPR and JVB.  JVB and CCPR were merged in 2014.  The decline in revenue in the US Capital Markets was primarily due to the elimination of overlapping product groups and revenue-generating personnel in connection with the merger of JVB and CCPR and the general weakness in the fixed income trading markets in first half of 2014.    The decrease in revenue in CCFL was primarily due to a decrease in overall volumes.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the three months ended June 30, 2014 may not be indicative of future results. Furthermore, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Asset management fees decreased by $769, or 19%, to $3,386 for the three months ended June 30, 2014 from $4,155 for the three months ended June 30, 2013, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT
(dollars in thousands)

	June 30, 2014	June 30, 2013	Change
CDO and related service agreements	$2,983	$3,121	$(138)
Other	403	1,034	(631)
Total	$3,386	$4,155	$(769)

CDOs

Asset management revenue from company-sponsored CDOs decreased by $138 to $2,983 for the three months ended June 30, 2014 from $3,121 for the three months ended June 30, 2013. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS
(dollars in thousands)

	June 30, 2014	June 30, 2013	Change
TruPs and insurance company debt - U.S.	$1,408	$1,435	$(27)
High grade and mezzanine ABS	74	240	(166)
TruPs and insurance company debt - Europe	653	633	20
Broadly syndicated loans - Europe	848	813	35
Total	$2,983	$3,121	$(138)

Asset management fees for TruPS and insurance company debt – U.S. remained relatively unchanged.  Effective as of February 23, 2013, we no longer provide any services related to the Alesco X through XVII securitizations.  On July 29, 2010, we entered into an agreement with a third party pursuant to which we sold the management rights and responsibilities related to the Alesco X through XVII securitizations.  In connection with this agreement, we entered into a services agreement under which we provided certain services to the third party purchaser.  This services agreement expired on February 23, 2013.  We will continue to receive certain incentive payments through February 23, 2017 if the management fees earned by the third party exceed certain thresholds.  We will continue to recognize these incentive payments, if any, as earned.   In May 2014, one securitization that we managed had a successful auction and terminated.  We earned $101 and $178 in management fees during the three months ended June 30, 2014 and 2013 respectively.  We no longer earn fees related to this securitization going forward.

Asset management fees for high grade and mezzanine ABS declined by $166 primarily because the average AUM in the remaining deals in this asset class declined due to defaults of the underlying assets, repayments of the underlying assets, and transfer of management contracts.

Asset management fees for TruPS and insurance company debt – Europe and for broadly syndicated loans – Europe remained relatively unchanged.

   Other

Other asset management revenue decreased by $631 to $403 for the three months ended June 30, 2014 from $1,034 for the three months ended June 30, 2013. The decrease was comprised of (i) a decrease of $792 resulting from the sale of Star Asia Manager (see note 4 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q) partially offset by (ii) an increase of $161 in asset management revenue earned from separate accounts.

 New Issue and Advisory Revenue

New issue and advisory revenue increased by $1,816 to $2,388 for the three months ended June 30, 2014 from $572 for the three months ended June 30, 2013.  During the first quarter of 2014, we stopped providing investment banking and advisory services to special purpose acquisition companies (“SPACs”) in our U.S. broker-dealer, JVB.    While certain of the former employees of JVB’s SPAC investment banking and advisory group went to work for another firm, we entered into the Tail Agreement whereby we allowed such former employees to continue work on certain in process engagements with their new firm.  As part of the Tail Agreement, we receive a certain share of the revenue earned by the new firm related to these engagements.  In addition to revenue earned via the Tail Agreement, we may continue to earn new issue and advisory revenue in JVB primarily related to new issues of structured products and as part of our European operations conducted by CCFL.  Of the $2,388 of new issue revenue recognized in the three months ended June 30, 2014, $1,889 represented revenue earned under the Tail Agreement.  We do not expect revenue from the Tail Agreement to be significant going forward.

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

Principal Transactions and Other Income

Principal transactions and other income increased by $4,464 to $1,841 for the three months ended June 30, 2014, as compared to ($2,623) for the three months ended June 30, 2013.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(dollars in thousands)

	June 30, 2014	June 30, 2013	Change
EuroDekania	$313	$41	$272
Star Asia	-	(3,201)	3,201
Tiptree	373	(657)	1,030
Star Asia Special Situations Fund	-	(73)	73
Japanese Yen hedge	-	(362)	362
CLO investments	211	-	211
Other principal investments	319	59	260
Total principal transactions	1,216	(4,193)	5,409
Other income	625	1,570	(945)
Total principal transactions and other income	$1,841	$(2,623)	$4,464

Principal Transactions

EuroDekania is an investment company and we carry our investment at the NAV of the fund.  Income recognized in each period is a result of changes in the underlying NAV of the fund.

Star Asia is an investment company and we carried our investment at the NAV of the fund.  Income recognized in each period is a result of changes in the underlying NAV of the fund.  Because of the sale of the Star Asia Group on February 20, 2014, we did not record a change in fair value on Star Asia during the period it was owned in 2014.

Effective June 30, 2013, we changed the way we calculate the fair value of our investment in Tiptree.  Previously, we carried our investment at the underlying NAV of the fund.  However, Tiptree completed a reorganization in the second half of 2013.  As a result of the reorganization, our investment in Tiptree can be exchanged into shares of Tiptree Financial, Inc. based on a stated exchange ratio (which is generally fixed, but can be adjusted for certain events like stock dividends or stock splits).  Tiptree Financial Inc. is publicly traded over the counter.  Therefore, beginning June 30, 2013, we calculate the fair value of our investment in Tiptree by using the closing over the counter price for Tiptree Financial Inc. and adjusting for the exchange ratio.  The loss recorded on our investment in Tiptree in the six months ended June 30, 2013 was a result of a decline in the underlying NAV of the fund.  The income recorded for the six months ended June 30, 2014 was a result of an increase in the share price of Tiptree Financial, Inc.

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

Although the functional currency of Star Asia is U.S. Dollars, the value of our investment in Star Asia was impacted by the fact that Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself does not hedge against currency fluctuations.  Therefore, from time to time, we entered into a Japanese Yen currency hedge.  No Japanese Yen hedge was in place in the three month ended June 30, 2014 because the sale of the Star Asia Group was completed in February 20, 2014.  A Japanese Yen hedge was in place for the three months ended June 30, 2013.  The loss recognized above represents the change in the value of the hedge during that period.

Beginning in the first quarter of 2014, we began investing capital in investments (primarily equity tranches of CLOs) which we do not manage.  Such investments may become an increasingly important part of our business going forward.  Our focus on CLO equity leverages our strengths in structured credit and leveraged finance.  During the three months ended June 30, 2014, we invested an additional $13,621 in the equity tranches of five separate CLOs.  The income of $211 recognized during the three months ended June 30, 2014 is comprised of: $205 of investment income, $22 of realized gain; partially offset by $16 of unrealized loss.

Other Income / (loss)

Other income decreased by $945 to $625 for the three months ended June 30, 2014, as compared to $1,570 for the three months ended June 30, 2013. The decrease was comprised of (i) a decrease of $1,084 resulting from income recognized in the three months ended June 30, 2013 as a result of a guarantee liability being extinguished; partially offset by (ii) an increase of $34 relating to increased revenue share income as well as changes in foreign currency gains and losses; and (iii) an increase of $105 relating to a note receivable.

Operating Expenses

Operating expenses decreased by $3,737, or 19%, to $15,895 for the three months ended June 30, 2014 from $19,632 for the three months ended June 30, 2013. As discussed in more detail below, the change was comprised of (i) a decrease of $4,953 in compensation and benefits; (ii) a decrease of $408 in business development, occupancy, and equipment; (iii) a decrease of $297 in subscriptions, clearing, and execution; (iv) a decrease of $1,108 of professional fee and other operating; (v) a decrease of $92 of depreciation and amortization; and (vi) an impairment charge of $3,121.

Compensation and Benefits

Compensation and benefits decreased by $4,953, or 40%, to $7,568 for the three months ended June 30, 2014 from $12,521 for the three months ended June 30, 2013.

COMPENSATION AND BENEFITS
(dollars in thousands)

	June 30, 2014	June 30, 2013	Change
Cash compensation and benefits	$7,327	$12,096	$(4,769)
Equity-based compensation	241	425	(184)
Total	$7,568	$12,521	$(4,953)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits. Cash compensation and benefits decreased by $4,769 to $7,327 for the three months ended June 30, 2014, from $12,096 for the three months ended June 30, 2013.  This decrease was a result of a decrease in incentive compensation that is tied to revenue and operating profitability as well as the reduction in our headcount in connection with the merger of JVB and CCPR in January 2014. Our total headcount decreased from 204 at June 30, 2013 to 121 at June 30, 2014.  From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $184 to $241 for the three months ended June 30, 2014 from $425 for the three months ended June 30, 2013.  This was primarily as a result of certain share grants becoming fully vested on or about December 31, 2013.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $408, or 29%, to $979 for the three months ended June 30, 2014 from $1,387 for the three months ended June 30, 2013. The decrease was comprised of a decrease of $227 in business development and a decrease in occupancy and equipment expenses of $181, primarily as a result of the reduction in headcount and offices in connection with the merger of CCPR and JVB.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $297, or 13%, to $2,052 for the three months ended June 30, 2014 from $2,349 for the three months ended June 30, 2013.  The decrease was due to a reduction in clearing and execution costs of $118, primarily as a result of lower trading volume, and a decrease in subscriptions of $179, primarily the result of cancellation of subscriptions in connection with the merger of CCPR and JVB.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $1,108, or 37%, to $1,908 for the three months ended June 30, 2014 from $3,016 for the three months ended June 30, 2013. The decrease was the result of (i) a decrease in professional fees of $639 and a decrease in other operating expenses of $469.  The decrease in professional fees was primarily due to a decrease in legal expenses.  The decrease in other operating expense includes reduced regulatory and other expenses as a result of the reduction in headcount related to the merger of CCPR and JVB.

Depreciation and Amortization

Depreciation and amortization decreased by $92, or 26%, to $267 for the three months ended June 30, 2014 from $359 for the three months ended June 30, 2013.

Impairment of goodwill

We recorded an impairment charge of $3,121 in the three months ended June 30, 2014.  See note 10 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Non-Operating Income and Expense

Interest Expense

Interest expense increased by $74, or 7%, to $1,109 for the three months ended June 30, 2014 from $1,035 for the three months ended June 30, 2013. The increase was comprised of (i) an increase of $123 on our junior subordinated notes due to changes in their variable rate; (ii) an increase of $191 related to the issuance of the 8.0% Convertible Notes; partially offset by (iii) a decrease of $173 relating to our New Notes due to the repurchase of New Notes subsequent to June 30, 2013; (iv) a decrease of $55 in other interest expense primarily related to interest related to a legal settlement accrual incurred in the three months ended June 30, 2013; (v) and other decreases of $12.  See note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased  by $94, or 99% to $1 for the three months ended June 30, 2014 from $95 for the three months ended June 30, 2013. Income or loss from equity method affiliates represents our share of the related entities’ earnings.

INCOME / (LOSS) FROM EQUITY METHOD AFFILIATES
(dollars in thousands)

	June 30, 2014	June 30, 2013	Change
Deep Value GP II	$-	$(2)	2
SAA Manager	-	86	(86)
Star Asia Capital Management	-	37	(37)
Star Asia Opportunity	1	1	-
Star Asia SPV	-	(27)	27
Total	$1	$95	$(94)

As of June 30, 2014, we have no investments accounted for under the equity method.  See notes 4, 12, and 21 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $55 to income tax expense / (benefit) of $89 for the three months ended June 30, 2014 from income tax expense / (benefit) of  $34 for the three months ended June 30, 2013. The increase was a result of an increase in foreign taxes.  See note 21 to our consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a more complete description of the Company’s tax attributes and unrecognized tax benefits. Also, see note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding an income tax assessment received by the Company from the Commonwealth of Pennsylvania.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended June 30, 2014 and 2013 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
Three Months Ended June 30, 2014

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(2,768)	$-	$-	$(2,768)	$-	$(2,768)
Income tax expense	-	-	89	89	-	89
Net income / (loss) after tax	(2,768)	-	(89)	(2,857)	-	(2,857)
Majority owned subsidiary non-controlling interest	-	-	-	-
Net loss attributable to Operating LLC	(2,768)	-	(89)	(2,857)
Average effective Operating LLC non-controlling interest (1)%				25.69%
Operating LLC non-controlling interest				(734)
Majority owned subsidiary non-controlling interest				-
Total non-controlling interest				$(734)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
Three Months Ended June 30, 2013

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(5,781)	$(1,057)	$-	$(6,838)	$-	$(6,838)
Income tax expense	-	(17)	51	34	-	34
Net income / (loss) after tax	(5,781)	(1,040)	(51)	(6,872)	-	(6,872)
Majority owned subsidiary non-controlling interest	-	(12)	-	(12)
Net loss attributable to Operating LLC	(5,781)	(1,028)	(51)	(6,860)
Average effective Operating LLC non-controlling interest (1)%				31.46%
Operating LLC non-controlling interest				(2,158)
Majority owned subsidiary non-controlling interest				(12)
Total non-controlling interest				$(2,170)

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through a distribution or a loan. CCFL is regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom (“FCA”) and must maintain certain minimum levels of capital. See note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

See Liquidity and Capital Resources – Debt Financing and Liquidity and Capital Resources – Contractual Obligations below.

During the third quarter of 2010, our Board of Directors initiated a dividend of $0.05 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, the Company declared a dividend of $0.02 per quarter, which was paid regularly through the second quarter of 2014. The Company’s Board of Directors has the power to decide to increase, reduce, or eliminate dividends in the future. The Company’s Board of Director’s decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our Board of Directors, a pro rata distribution was made to the other members of the Operating LLC upon the payment of dividends to stockholders of the Company.

On July 31, 2014, our Board of Directors declared a cash dividend of $0.02 per share, which will be paid on our common stock on August 29, 2014 to stockholders of record on August 15, 2014. A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

Cash Flows

We have four primary uses for capital:

(1) To fund the operations of our Capital Markets business segment: Our Capital Markets business segment utilizes capital (i) to fund securities inventory to facilitate client trading activities; (ii) for risk trading on our own account; (iii) to fund our collateralized securities lending activities; (iv) for temporary capital needs associated with underwriting activities; (v) to fund business expansion into existing or new product lines; and (vi) to fund any operating losses incurred.

(2) To fund principal investments for our principal investing segment:  We make principal investments to generate attractive returns. We may need to raise additional debt or equity financing in order to ensure we have the capital necessary to take advantage of attractive investment opportunities.

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

(4) To fund potential dividends and distributions: During the third quarter of 2010 and for each subsequent quarter through June 30, 2014, we have declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of June 30, 2014 and December 31, 2013, we maintained cash and cash equivalents of $12,928 and $13,161, respectively. We generated cash from or used cash for the following activities:

SUMMARY CASH FLOW INFORMATION
(dollars in thousands)

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flow from operating activities	$1,160	$(5,281)
Cash flow from investing activities	2,664	2,646
Cash flow from financing activities	(4,070)	(1,774)
Effect of exchange rate on cash	13	(175)
Net cash flow	(233)	(4,584)
Cash and cash equivalents, beginning	13,161	14,500
Cash and cash equivalents, ending	$12,928	$9,916

 See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Six Months Ended June 30, 2014

As of June 30, 2014, our cash and cash equivalents were $12,928, representing a decrease of $233 from December 31, 2013. The decrease was attributable to the cash provided by operating activities of $1,160, the cash provided by investing activities of $2,664, the cash used by financing activities of $4,070, and the increase in cash caused by change in exchange rates of $13.

The cash provided by operating activities of $1,160 was comprised of (a) net cash outflows of $4,433 related to working capital fluctuations (b) net cash inflows of  $8,137 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash outflows from other earnings items of $2,544 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income or loss from equity method affiliates, equity based compensation, depreciation and amortization, amortization of discount on debt, and impairment of goodwill).

The cash provided by investing activities of $2,664 was comprised of (a) $19,924 of net proceeds from the sale of the Star Asia Group (see note 4 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q); (b) $3,643 of proceeds from distributions received, sales, and returns of principal from other investments, at fair value; (c) $67 in distributions received from equity method affiliates (see note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q); net of (d) $20,843 of cash used to acquire other investments, at fair value and (e) $127 used to purchase furniture, fixtures, and leasehold improvements.

The cash used in financing activities of $4,070 was comprised of (a) $3,121 for the repayment of debt (see note 14 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q); (b) $79 used to net settle equity awards; (c) $213 of distributions to non-controlling interests related to the Operating LLC; and (d) $657 in dividends to shareholders of IFMI.

Six Months Ended June 30, 2013

As of June 30, 2013, our cash and cash equivalents were $9,916, representing a net decrease of $4,584 from December 31, 2012. The decrease was attributable to the cash used by operating activities of $5,281, the cash provided by investing activities of $2,646, and the cash used by financing activities of $1,774, and the decrease in cash caused by change in exchange rates of $175.

The cash used by operating activities of $5,281 was comprised of (a) net cash outflows of $9,412 related to working capital fluctuations; (b)  net cash inflows of $6,553 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) a net cash outflows from other earnings items of $2,422 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income or loss from equity method affiliates, equity based compensation, depreciation and amortization, amortization of discount on debt, and impairment of goodwill).

The cash provided by investing activities of $2,646 was comprised of  (a) $679 of cash acquired due to the acquisition of Star Asia Manager in the Star Asia Manager Repurchase Transaction; (b) $708 of proceeds from sales and returns of principal from other investments, at fair value; (c) $2,881 in distributions received from equity method affiliates (see note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q); net of (d) $1,064 of cash used to acquire other investments, at fair value which was comprised of $302 of additional investment in the Star Asia Special Situations Fund and $762 invested in a Japanese Yen currency hedge; (e) $10 of investment in equity method affiliates and (f) $548 used to purchase furniture, equipment and leasehold improvements.

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

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States, and CCFL in the United Kingdom. As a U.S. broker-dealer,  JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at June 30, 2014 were as follows:

MINIMUM NET CAPITAL REQUIREMENTS
(dollars in thousands)
United States	$262
United Kingdom	1,982
Total	$2,244

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at June 30, 2014, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $12,777. See note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the six months ended June 30, 2014 and the twelve months ended December 31, 2013 for receivables under resale agreements and securities sold under agreements to repurchase.

	Six Months Ended June 30, 2014	Twelve Months Ended December 31, 2013
Receivables under resale agreements
Period end	$35,975	$29,395
Monthly average	58,693	83,931
Maximum month end	79,411	101,444
Securities sold under agreements to repurchase
Period end	$36,729	$28,748
Monthly average	58,981	84,402
Maximum month end	78,784	103,806

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

Debt Financing

As of June 30, 2014, we had the folloiwng sources of debt financing other than securities financing arrangements: (1)  convertible senior notes, comprised of 8.0% Convertible Notes; and (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I.

See note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing outstanding:

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		June 30, 2014	December 31, 2013	Interest Rate Terms	Interest (4)	Maturity
Convertible senior notes:
10.50% contingent convertible senior notes (the "New Notes")	$-		$-	$3,115	10.50%	10.50%	May 2014 (1)
8.00% convertible senior notes (the "8.0% Convertible Notes")	8,248		8,248	8,248	8.00%	8.00%	September 2018 (2)
	$8,248		8,248	11,363
Junior subordinated notes:
Alesco Capital Trust I	$28,125	(3)	11,087	10,697	4.23%	4.23%	July 2037
Sunset Financial Statutory Trust I	20,000	(3)	7,895	7,614	4.38%	4.38%	March 2035
	$48,125		18,982	18,311
Total			$27,230	$29,674

(1)Represents the actual redemption date.

(2)

The holders of the 8.0% Convertible Notes may convert all or any part of the outstanding principal amount of the 8.0% Convertible Notes at any time prior to maturity into shares of the Company's company stock at a conversion price of $3.00 per share, subject to customary anti-dilution adjustments.

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

Off-Balance Sheet Arrangements

There were no material off balance sheet arrangements as of June 30, 2014.

Contractual Obligations

The table below summarizes our significant contractual obligations as of June 30, 2014 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 8.0% Convertible Notes are not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities and repurchase agreements.

CONTRACTUAL OBLIGATIONS
As of June 30, 2014
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease arrangements	$4,534	$2,112	$1,600	$441	$381
Maturity of 8.0% Convertible Notes (1)	8,248	-	-	8,248	-
Interest on 8.0% Convertible Notes (1)	2,831	669	1,338	824	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	45,844	2,066	4,132	4,132	35,514
	$109,582	$4,847	$7,070	$13,645	$84,020

(1)Assumes the 8.0% Convertible Notes are not converted prior to maturity.

(2)The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 4.2307% (based on a 90-day LIBOR rate as of June 30, 2014 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 4.3807% (based on a 90-day LIBOR rate as of June 30, 2014 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces existing revenue recognition guidance in Topic 605, Revenue Recognition, replaces certain other industry-specific revenue recognition guidance, specifies the accounting for certain costs to obtain or fulfill a contract with a customer and provides recognition and measurement guidance in relation to sales of non-financial assets. The core principle of this ASU is to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU provides guidance on how to achieve this core principle, including how to identify contracts with customers and separate performance obligations in the contract, how to determine and allocate the transaction price to such performance obligations and how to recognize revenue when a performance obligation has been satisfied.  The ASU is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2016 with early adoption prohibited.  We will be required to apply the amendments in this ASU using one of the following two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the ASU; or (ii) retrospective with the cumulative effect of initially applying the ASU recognized at the date of the initial application and providing certain additional disclosures as defined in the ASU.  We will adopt the provisions of this ASU effective January 1, 2017 and are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures,  which changes the accounting for repurchase-to-maturity transactions which are repurchase agreements where the maturity of the security transferred as collateral matches the maturity of the repurchase agreement. According to the new guidance, all repurchase-to-maturity transactions will be accounted for as secured borrowing transactions in the same way as other repurchase agreements rather than as sales of a financial asset and forward commitment to repurchase.  The amendments also change the accounting for repurchase financing arrangements which are transactions involving the transfer of a financial asset to a counterparty executed contemporaneously with a reverse repurchase agreement with the same counterparty.  Under the new guidance, all repurchase financings will now be accounted for separately, which will result in secured lending accounting for the reverse repurchase agreement.  The guidance also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014 with early adoption prohibited.  An entity will be required to present changes in accounting for all outstanding repurchase-to-maturity transactions and repurchase financing arrangements as a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The disclosures for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015.  We will adopt the provisions of this ASU effective January 1, 2015 and are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires a performance target that affects vesting and that could be achieved after the requisite service period be accounted for as a performance condition rather than as a non-vesting condition that affects the grant-date fair value of the award.  A reporting entity should apply existing guidance in Topic 718, Compensation-Stock Compensation, as it relates to such awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effective applying this ASU as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements.  We will adopt the provisions of this ASU effective January 1, 2016 and are currently evaluating the new guidance to determine the impact, if any, that it will have on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to the Company’s consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2013. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the six months ended June 30, 2014, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of June 30, 2014, we would incur a loss of $2,686 if the yield curve rises 100 bps across all maturities and a gain of $2,678 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment that is denominated in Euros.  The fair value of this investment is subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of June 30, 2014, our equity price sensitivity was $703 and our foreign exchange currency sensitivity was $429.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of June 30, 2014, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $3,466 as of June 30, 2014.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Incorporated by reference to the headings titled “Legal and Regulatory Proceedings” in note 18 to the consolidated financial statements include in Item 1 in this Quarterly Report on Form 10-Q.

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFL is regulated by the FCA in the United Kingdom and must maintain certain minimum levels of capital. See note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2014 and 2013, (iii) the Consolidated Statement of Changes in Equity for the Six Months Ended June 30, 2014, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014, and 2013, and (v) Notes to Consolidated Financial Statements.**

*Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 17 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

**Filed herewith.

***Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Institutional Financial Markets, Inc.

	By:	/s/ LESTER R. BRAFMAN

Lester R. Brafman
Date: August 1, 2014		Chief Executive Officer

Institutional Financial Markets, Inc.

	By:	/s/ JOSEPH W. POOLER, JR.

Joseph W. Pooler, Jr.
Date: August 1, 2014		Executive Vice President, Chief Financial Officer and Treasurer