Form 10-Q
period 2014-09-30
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2014-11-03
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

As of October 31, 2014, there were 15,155,509 shares of common stock ($0.001 par value per share) of Institutional Financial Markets, Inc. outstanding.

INSTITUTIONAL FINANCIAL MARKETS, INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2014

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

•a lack of liquidity, i.e., ready access to funds for use in our businesses including the availability of securities financing from our clearing broker;

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2014
	(unaudited)	December 31, 2013
Assets
Cash and cash equivalents	$7,248	$13,161
Receivables from brokers, dealers and clearing agencies	1,639	1,846
Due from related parties	275	883
Other receivables	4,825	5,913
Investments-trading	148,358	117,618
Other investments, at fair value	30,097	26,877
Receivables under resale agreements	66,516	29,395
Goodwill	7,992	11,113
Other assets	9,965	10,244
Total assets	$276,915	$217,050

Liabilities

Payables to brokers, dealers and clearing agencies	$73,571	$30,711
Related parties	41	-
Accounts payable and other liabilities	4,054	8,476
Accrued compensation	2,930	4,224
Trading securities sold, not yet purchased	44,329	49,504
Securities sold under agreement to repurchase	66,661	28,748
Deferred income taxes	4,453	4,530
Debt	27,580	29,674
Total liabilities	223,619	155,867

Commitments and contingencies (See Note 18)

Stockholders' Equity:
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 15,155,509 and 14,809,705 shares issued and outstanding, respectively, including 308,196 and 411,126 unvested restricted share awards, respectively	15	14
Additional paid-in capital	74,648	73,866
Accumulated other comprehensive loss	(700)	(636)
Accumulated deficit	(28,189)	(21,754)
Total stockholders' equity	45,779	51,495
Non-controlling interest	7,517	9,688

Total equity	53,296	61,183
Total liabilities and equity	$276,915	$217,050

                                              See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues

Net trading	$6,327	$7,824	$19,876	$32,513
Asset management	2,740	4,457	10,003	13,187
New issue and advisory	286	3,692	3,004	5,259
Principal transactions and other income	1,199	2,113	5,091	(5,113)
Total revenues	10,552	18,086	37,974	45,846

Operating expenses

Compensation and benefits	6,600	11,529	22,138	37,547
Business development, occupancy, equipment	904	1,429	2,941	4,271
Subscriptions, clearing, and execution	1,843	2,495	6,094	7,161
Professional fee and other operating	1,537	3,436	6,766	9,971
Depreciation and amortization	251	367	849	1,036
Impairment of goodwill	-	-	3,121	-
Total operating expenses	11,135	19,256	41,909	59,986

Operating income / (loss)	(583)	(1,170)	(3,935)	(14,140)

Non-operating income / (expense)

Interest expense	(1,079)	(1,047)	(3,317)	(3,111)
Income / (loss) from equity method affiliates	-	101	27	1,715
Income / (loss) before income tax expense / (benefit)	(1,662)	(2,116)	(7,225)	(15,536)
Income tax expense / (benefit)	62	(1,807)	161	(1,761)
Net income / (loss)	(1,724)	(309)	(7,386)	(13,775)
Less: Net (loss) / income attributable to the non-controlling interest	(469)	(205)	(1,910)	(4,469)
Net income / (loss) attributable to IFMI	$(1,255)	$(104)	$(5,476)	$(9,306)

Income / (loss) per share data (see Note 17):
Basic income / (loss) per common share	$(0.08)	$(0.01)	$(0.36)	$(0.80)
Weighted average shares outstanding-basic	15,066,621	11,875,950	15,013,593	11,628,392

Diluted income / (loss) per common share	$(0.08)	$(0.01)	$(0.36)	$(0.80)
Weighted average shares outstanding-diluted	20,390,761	17,200,040	20,337,731	16,952,482

Dividends declared per common share	$0.02	$0.02	$0.06	$0.06

Comprehensive income / (loss):
Net income / (loss) (from above)	$(1,724)	$(309)	$(7,386)	$(13,775)
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	(162)	273	(72)	(87)
Other comprehensive income / (loss), net of tax of $0	(162)	273	(72)	(87)
Comprehensive income / (loss)	(1,886)	(36)	(7,458)	(13,862)
Less: comprehensive income / (loss) attributable to the non-controlling interest	(512)	(121)	(1,929)	(4,500)
Comprehensive income / (loss) attributable to IFMI	$(1,374)	$85	$(5,529)	$(9,362)

                                          See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Institutional Financial Markets, Inc.
	Preferred Stock $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2013	$5	$14	$73,866	$(21,754)	$(636)	$51,495	$9,688	$61,183
Net loss	-	-	-	(5,476)	-	(5,476)	(1,910)	(7,386)
Other comprehensive income/ (loss) (1)	-	-	-	-	(53)	(53)	(19)	(72)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	210	-	(11)	199	(199)	-
Equity-based compensation and vesting of shares	-	1	836	-	-	837	298	1,135
Shares withheld for employee taxes	-	-	(57)	-	-	(57)	(22)	(79)
Purchase and retirement of common stock	-	-	(207)	-	-	(207)	-	(207)
Dividends/Distributions	-	-	-	(959)	-	(959)	(319)	(1,278)
September 30, 2014	$5	$15	$74,648	$(28,189)	$(700)	45,779	$7,517	$53,296

(1)	Represents foreign currency translation adjustment. There were no amounts reclassified from accumulated other comprehensive income / (loss).

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income (loss)	$(7,386)	$(13,775)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	1,134	1,761
Realized loss / (gain) on other investments	57	(602)
Accretion of income on other investments, at fair value	(842)	-
Change in unrealized (gain) loss on other investments, at fair value	(2,001)	9,316
Depreciation and amortization	849	1,036
Amortization of discount on debt	1,027	672
Impairment of goodwill	3,121	-
(Income) / loss from equity method affiliates	(27)	(1,715)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	1,043	3,865
(Increase) decrease in investments-trading	(30,873)	90,557
(Increase) decrease in other assets	(583)	(1,216)
(Increase) decrease in receivables under resale agreement	(37,121)	(24,757)
Change in receivables from / payables to related parties, net	301	(213)
Increase (decrease) in accrued compensation	(1,278)	(3,091)
Increase (decrease) in accounts payable and other liabilities	(3,938)	(7,043)
Increase (decrease) in trading securities sold, not yet purchased, net	(5,175)	9,165
Change in receivables from/ payables to brokers, dealers, and clearing agencies, net	43,056	(94,032)
Increase (decrease) in securities sold under agreement to repurchase	37,913	24,583
Increase (decrease) in deferred income taxes	(77)	(297)
Net cash provided by (used in) operating activities	(800)	(5,786)
Investing activities
Cash acquired from acquisition of Star Asia Manager, net	-	679
Purchase of investments-other investments, at fair value	(25,312)	(1,064)
Sales and returns of principal of other investments, at fair value	5,082	1,666
Proceeds from sale of Star Asia and related entities, net	19,924	-
Investment in equity method affiliates	-	(10)
Return from equity method affiliates	67	2,888
Purchase of furniture, equipment, and leasehold improvements	(143)	(726)
Net cash provided by (used in) investing activities	(382)	3,433
Financing activities
Proceeds from issuance of convertible debt	-	8,248
Repayment and repurchase of debt	(3,121)	(907)
Payments for deferred issuance and financing costs	-	(638)
Proceeds from private placement, net of offering costs of $425	-	5,073
Cash used to net share settle equity awards	(79)	(60)
Purchase and retirement of common stock	(207)	-
PrinceRidge non-controlling interest redemptions, net	-	(317)
PrinceRidge mandatorily redeemable equity interest repayments	-	(86)
IFMI non-controlling interest distributions	(319)	(318)
IFMI dividends	(959)	(737)
Net cash provided by (used in) financing activities	(4,685)	10,258
Effect of exchange rate on cash	(46)	(92)
Net increase (decrease) in cash and cash equivalents	(5,913)	7,813

Cash and cash equivalents, beginning of period	13,161	14,500
Cash and cash equivalents, end of period	$7,248	$22,313

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

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). Effective January 1, 2010, the Company ceased to qualify as a real estate investment trust, or a REIT. The Company trades on the NYSE MKT LLC (formerly known as the NYSE Amex LLC) under the ticker symbol “IFMI.” The Company is a financial services company specializing in credit related fixed income investments. As of September 30, 2014, the Company had $4.5 billion in assets under management (“AUM”),  of which 99% was in collateralized debt obligations (“CDOs”).

In these financial statements, the “Company” refers to IFMI and its subsidiaries on a consolidated basis; “Operating LLC” refers to IFMI LLC (formerly Cohen Brothers), the main operating subsidiary of the Company; “Cohen Brothers” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc. “JVB Holdings” refers to JVB Financial Holdings, L.L.C.; “JVB” refers to JVB Financial Group LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom; “CCPRH” refers to C&Co/PrinceRidge Holdings LP (formerly known as PrinceRidge Holdings LP) and its subsidiaries; “PrinceRidge GP” refers to C&Co/PrinceRidge Partners LLC, (formerly known as PrinceRidge Partners LLC); “PrinceRidge” refers to CCPRH together with PrinceRidge GP; and “CCPR” refers to C&Co/PrinceRidge LLC (formerly known as The PrinceRidge Group LLC), a broker dealer subsidiary. “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

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

The Company’s business is organized into the following three business segments:

Capital Markets: The Company’s Capital Markets business segment consists primarily of credit-related fixed income securities sales, trading, and financing, as well as new issue placements in corporate and securitized products and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds and loans, asset backed securities (“ABS”), mortgage backed securities (“MBS”), commercial mortgage backed securities (“CMBS”), residential mortgage backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposits (“CDs”) for small banks, hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. As of September 30, 2014, the Company carried out its capital market activities primarily through its subsidiaries: JVB in the United States and CCFL in Europe.

Asset Management: The Company’s Asset Management business segment manages assets within CDOs, permanent capital vehicles, managed accounts, and investment funds (collectively referred to as “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. The Company’s Asset Management business segment includes its fee-based asset management operations, which include ongoing base and incentive management fees.

Principal Investing: The Company’s Principal Investing business segment is comprised of investments that it has made using its own capital, excluding investments that the Company makes to support its Capital Market business segment.  Historically, the Company generally made principal investments in the entities which it managed.  Beginning in the first quarter of 2014, the Company began investing in investments (primarily equity tranches of CLOs) that it does not manage.  See note 6.

The Company generates its revenue by business segment primarily through the following activities:

Capital Markets

•trading activities of the Company, which include execution and brokerage services, securities lending activities, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading;

•new issue and advisory revenue comprised primarily of (i) origination fees for corporate debt issues originated by the Company; (ii) revenue from advisory services; and (iii) new issue revenue associated with arranging and placing the issuance of newly created debt, equity, and hybrid financial instruments;

Asset Management

•asset management fees for the Company’s on-going asset management services provided to certain Investment Vehicles, which may include fees both senior and subordinate to the securities in the Investment Vehicles;

•incentive management fees earned based on the performance of the various Investment Vehicles;

•income or loss from equity method affiliates;

Principal Investing

•gains and losses (unrealized and realized) and income and expense earned on investments classified as other investments, at fair value; and

•income or loss from equity method affiliates.

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of September 30, 2014 and December 31, 2013, the fair value of the Company’s debt was estimated to be $38.7 million and $40.2 million, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

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

In August 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which provides a measurement alternative for an entity that consolidates collateralized financing entities.  A collateralized financing entity is a variable interest entity with nominal or no equity that holds financial assets and issues beneficial interests in those financial assets.  The beneficial interests, which are financial liabilities of the collateralized financing entity, have contractual recourse only to the related assets of the collateralized financing entity. If elected, the alternative method results in the reporting entity measuring both the financial assets and financial liabilities of the collateralized financing entity using the more observable of the two fair value measurements, which effectively removes measurement differences between the financial assets and financial liabilities of the collateralized financing entity previously recorded as net income (loss) attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings. The reporting entity continues to measure its own beneficial interests in the collateralized financing entity (other than those that represent compensation for services) at fair value.  The ASU is effective for annual periods and interim periods with those annual periods beginning after December 15, 2015.  A reporting entity may apply the ASU using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption.  A reporting entity may also apply the ASU retrospectively to all relevant prior periods beginning with the annual period in which ASU No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, was adopted. Early adoption is permitted.  The Company is currently evaluating the potential impact on its consolidated financial statements and related disclosures.

4. DISPOSITIONS

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

          As a result of the sale of the Star Asia Group, the Company recorded a gain of $78 in the first quarter of 2014, which is included as a component of principal transactions and other income in the consolidated income statement.  The Company’s accounting policy is to record contingent payments receivable as income as they are earned.  In the future, the Company will record any contingent income as a component of principal transactions and other income.

Sale of European Operations

On August 19, 2014, the Operating LLC entered into a definitive agreement to sell its European operations to C&Co Europe Acquisition LLC, an entity controlled by Daniel G. Cohen, the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of the Company’s European Business, and the President of CCFL for approximately $8,700.  The purchase price consists of an upfront payment at closing of $4,750 (subject to adjustment) and up to $3,950 to be paid over the four years, following the closing of the sale.

Upon closing, the Operating LLC will also enter into a non-cancellable trust deed agreement with one of the entities included in the sale (the manager of the Munda CLO I), which will result in the Operating LLC retaining the right to substantially all revenues from the management of Munda CLO I, as well as the proceeds from any potential future sale of the Munda CLO I management agreement. Revenue generated by the Munda CLO I for the nine months ended September 30, 2014 and 2013 was $2,524 and $2,407, respectively, and for the three months ended September 30, 2014 and 2013 was $829 and $805, respectively.

Under the terms of the purchase agreement relating to the transaction, the Operating LLC will divest its European operations, including asset management and capital market activities through offices located in London, Paris, and Madrid, and approximately 30 employees will transition from the Operating LLC to C&Co Europe Acquisition LLC.  Upon the closing of the transaction, Mr. Cohen will be deemed to have voluntarily terminated employment with the Company and its affiliates and will resign from all other positions and offices that he holds with the Company and its affiliates.  Notwithstanding the foregoing, Mr. Cohen will receive no severance or other compensation related to such termination and resignation and Mr. Cohen will remain Vice Chairman of the Company’s Board of Directors and IFMI’s largest shareholder (including voting only shares).

The Operating LLC’s European asset management business to be sold pursuant to the transaction includes management agreements for the Dekania Europe I, II, and III CDOs and the management agreements for several European managed accounts.  As of September 30, 2014, these European assets under management totaled approximately $927 million, which represented 20% of the Company’s total AUM. Although the manager of Munda CLO I will be part of the transferred business, the Munda CLO I management agreement will be held in trust for the benefit of the Operating LLC. As of September 30, 2014, the Munda CLO I assets under management totaled approximately $738 million, which represented 16% of the Company’s total AUM.  The Operating LLC’s European capital markets business consists of credit-related fixed income sales, trading, and financing as well as new issue placements in corporate and securitized products and advisory services, operating primarily through the Operating LLC’s subsidiary, CCFL.

The combined European business to be sold, excluding Munda CLO I, accounted for approximately $3,859 of revenue for the nine months ended September 30, 2014, and $3,425 of operating loss for the nine months ended September 30, 2014, and included approximately $1,710 of net assets as of September 30, 2014.

Under the terms of the purchase agreement, the Operating LLC had the right to initiate, solicit, facilitate, and encourage alternative acquisition proposals from third parties for a “go shop” period of up to 90 days from the signing of the purchase agreement. On October 29, 2014, the special committee of the board of directors elected to end the “go shop” period. The “go shop” period did not result in the Operating LLC receiving a superior proposal from a third party, and the Operating LLC intends to pursue the transaction with the entity controlled by Daniel G. Cohen, which is expected to close in the first quarter of 2015.

The sale of the European business  is subject to customary closing conditions and regulatory approval from the United Kingdom Financial Conduct Authority, and is expected to close in the first quarter of 2015.

5. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following at September 30, 2014 and December 31, 2013, respectively.

RECEIVABLES FROM BROKERS, DEALERS AND CLEARING AGENCIES
(Dollars in Thousands)

	September 30, 2014	December 31, 2013
Deposits with clearing organizations	$1,317	$1,428
Receivable from clearing organizations	322	418
Receivables from brokers, dealers, and clearing agencies	$1,639	$1,846

Receivable from clearing organizations represents un-invested cash held by the clearing organization, which includes cash proceeds from short sales.

Amounts payable to brokers, dealers, and clearing agencies consisted of the following at September 30, 2014 and December 31, 2013, respectively.

PAYABLES TO BROKERS, DEALERS AND CLEARING AGENCIES
(Dollars in Thousands)

	September 30, 2014	December 31, 2013
Unsettled regular way trades, net	$19,611	$5,600
Margin payable	53,960	25,111
Payables to brokers, dealers, and clearing agencies	$73,571	$30,711

Securities transactions are recorded on the trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets. Effectively, all of the Company’s trading assets and deposits with clearing organizations serve as collateral for the margin payable.  These assets are held by the Company’s clearing broker.  The Company incurred interest on margin payable of $291 and $752 for the nine months ended September 30, 2014 and 2013, respectively, and $119 and $233 for the three months ended September 30, 2014 and 2013, respectively.

6. FINANCIAL INSTRUMENTS

Investments—Trading

The following table provides detail of the investments classified as investments-trading as of the periods indicated.

INVESTMENTS - TRADING
(Dollars in Thousands)

	September 30, 2014	December 31, 2013
U.S. government agency MBS and CMOs (1)	$14,605	$13,520
U.S. government agency debt securities	45,788	32,213
RMBS	1,494	1,584
CMBS	15	-
U.S. Treasury securities	-	764
CLOs	952	186
Other ABS	61	268
SBA loans	36,870	27,719
Corporate bonds and redeemable preferred stock	28,523	23,562
Foreign government bonds	13	88
Municipal bonds	17,879	16,024
Exchange traded funds	-	6
Certificates of deposit	2,141	1,648
Equity securities	17	36
Investments-trading	$148,358	$117,618

(1)Includes TBAs. See note 8.

Trading Securities Sold, Not Yet Purchased

The following table provides detail of the trading securities sold, not yet purchased as of the periods indicated.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	September 30, 2014	December 31, 2013
U.S. government agency MBS (1)	$35	$121
U.S. Treasury securities	33,259	38,066
RMBS	1	-
Corporate bonds and redeemable preferred stock	11,009	10,679
Foreign government bonds	-	26
Municipal bonds	25	88
Certificates of deposit	-	524
Trading securities sold, not yet purchased	$44,329	$49,504

(1)Represents TBAs. See note 8.

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the change in unrealized (losses) gains in the amount of $(1,496) and $1,141 for the nine months ended September 30, 2014 and 2013, respectively, in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	September 30, 2014
	Cost	Carrying Value	Unrealized Gain(Loss)
CLOs	$23,371	$23,052	$(319)
CDOs	217	35	(182)
Equity Securities:
EuroDekania	6,503	3,831	(2,672)
Tiptree Financial, Inc. (2)	5,561	2,568	(2,993)
Other securities	176	34	(142)
Total equity securities	12,240	6,433	(5,807)
Residential loans	128	577	449
Other investments, at fair value	$35,956	$30,097	$(5,859)

	December 31, 2013
	Cost	Carrying Value	Unrealized Gain(Loss)
CDOs	$217	$35	$(182)
Equity Securities:
EuroDekania	8,778	4,192	(4,586)
Star Asia (1)	23,304	17,104	(6,200)
Star Asia Special Situations Fund (1)	1,933	2,747	814
Tiptree Financial Partners, L.P. (2)	5,561	2,282	(3,279)
Other securities	176	33	(143)
Total equity securities	39,752	26,358	(13,394)
Residential loans	154	294	140
Foreign currency forward contracts	-	190	190
Other investments, at fair value	$40,123	$26,877	$(13,246)

(1) On February 20, 2014, the Company completed the sale of the Company's ownership interests in the Star Asia Group.  See note 4.

(2)  During the third quarter of 2014, the Company exchanged the units it held in Tiptree Financial Partners, L.P. into an equivalent number of shares of Tiptree Financial, Inc.  Prior to the third quarter of 2014, “Tiptree” refers to Tiptree Financial Partners, L.P. and Tiptree Financial, Inc. thereafter.

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

•in general, investments in equity method affiliates where the affiliate has all of the attributes in FASB ASC 946-10-15-2 (commonly referred to as investment companies); and

•in general, investments in residential loans.

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) of $1,944 and $ (8,714) related to changes in fair value of investments that are included as a component of other investments, at fair value during the nine months ended September 30, 2014 and 2013, respectively. The Company recognized net gains of $28 and $1,279 related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended September 30, 2014 and 2013, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities.  There was a transfer of $2,705 into level 1 from level 2 of the valuation hierarchy for the three and nine months ended September 30, 2014 related to the Company’s equity investment in Tiptree.  See the description about the fair value inputs for the investment in Tiptree under the caption “Equity Securities.”  Reclassifications impacting level 1 or 2 of the fair value hierarchy are reported as transfers in or transfers out of each level as of the beginning of the quarter in which the reclassifications occur.  There were no transfers between level 1 and level 2 of the fair value hierarchy during the three and nine months ended September 30, 2013. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in or transfers out of the level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
September 30, 2014
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$14,605	$-	$14,605	$-
U.S. government agency debt securities	45,788	-	45,788	-
RMBS	1,494	-	1,494	-
CMBS	15	-	15	-
CLOs	952	-	952	-
Other ABS	61	-	61	-
SBA loans	36,870	-	36,870	-
Corporate bonds and redeemable preferred stock	28,523	88	28,435	-
Foreign government bonds	13	-	13	-
Municipal bonds	17,879	-	17,879	-
Certificates of deposit	2,141	-	2,141	-
Equity securities	17	-	17	-
Total investments - trading	$148,358	$88	$148,270	$-

Other investments, at fair value
EuroDekania (1)	$3,831	$-	$-	$3,831
Tiptree (2)	2,568	2,568	-	-
Other equity securities	34	24	10	-
CLOs	23,052	-	-	23,052
CDOs	35	-	-	35
Residential loans	577	-	577	-
Total other investments, at fair value	$30,097	$2,592	$587	$26,918

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency MBS	$35	$-	$35	$-
U.S. Treasury securities	33,259	33,259	-	-
RMBS	1	-	1	-
Corporate bonds and redeemable preferred stock	11,009	-	11,009	-
Municipal bonds	25	-	25	-
Total trading securities sold, not yet purchased	$44,329	$33,259	$11,070	$-

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

Prior to the second quarter of 2013, the Company carried its investment in Tiptree based on the underlying NAV per share of the fund in accordance with the “practical expedient” provisions discussed above and the Company classified the fair value estimate within level 3 of the valuation hierarchy.  Beginning with the second quarter of 2013, the Company changed the way it calculates the fair value of its investment in Tiptree.  During the second quarter of 2013, Tiptree completed a reorganization. As a result of that reorganization, the Company’s investment in Tiptree could be exchanged into shares of Tiptree Financial, Inc. based on a stated exchange ratio (which is generally fixed, but can be adjusted for certain events, such as stock dividends or stock splits).  Tiptree Financial, Inc. was publicly traded over-the-counter at the time of the reorganization.  Therefore, beginning with the second quarter of 2013, the Company calculated the fair value of its investment in Tiptree by using the closing over the counter price for Tiptree Financial, Inc. and adjusting for the exchange ratio.  Based on this pricing methodology, the Company began classifying the fair value of its investment in Tiptree as level 2 within the valuation hierarchy during the second quarter of 2013.  During the third quarter of 2014, the Company exchanged the units it held in Tiptree Financial Partners, L.P. into an equivalent number of shares of Tiptree Financial, Inc.  Tiptree Financial, Inc. common stock trades on a liquid exchange, and therefore the closing price of the security used to determine the fair value was transferred from a level 2 to a level 1 value in the valuation hierarchy.

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

Derivatives

Foreign Currency Forward Contracts

Foreign currency forward contracts are exchange-traded derivatives, which transact on an exchange that is deemed to be active.  The fair value of the foreign currency forward contracts is based on current quoted market prices.  Valuation adjustments are not applied.  These are considered a level 1 value in the hierarchy. See note 8.

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

LEVEL 3 INPUTS
Nine Months Ended September 30, 2014
(Dollars in Thousands)

	December 31, 2013	Net trading	Gains and losses (5)	Transfers out of Level 3	Accretion of income (5)	Purchases	Sales and returns of capital	September 30, 2014	Change in unrealized gains /(losses) (1)
Assets
Investments-trading
CLOs (2)	$186	$(3)	$-	$-	$-	$-	$(183)	$-	$-
Total investments-trading	$186	$(3)	$-	$-	$-	$-	$(183)	$-	$-

Other investments, at fair value:
Equity Securities:
EuroDekania (3)	$4,192	$-	$1,914	$-	$-	$-	$(2,275)	$3,831	$1,914
Star Asia (4)	17,104	-	78	-	-	-	(17,182)	-	-
Star Asia Japan Special Situations Fund (4)	2,747	-	-	-	-	-	(2,747)	-	-
Total equity securities	24,043	-	1,992	-	-	-	(22,204)	3,831	1,914
CLOs (2)	-	-	(297)	-	842	25,288	(2,781)	23,052	(319)
CDOs	35	-	-	-	-	-	-	35	-
Total other investments, fair value	$24,078	$-	$1,695	$-	$842	$25,288	$(24,985)	$26,918	$1,595

(1)Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)Sales in investments-trading include $133 of an investment in a CLO that was reclassified from investments-trading to other investments, at fair value, which is included in purchases in other investments, at fair value as of September 30, 2014.

(3)Hybrid Securities Funds—European.

(4)Real Estate Funds—Asian.

(5)   Recorded as a component of principal transactions and other income in the consolidated statement of operations.

LEVEL 3 INPUTS
Nine Months Ended September 30, 2013
(Dollars in Thousands)

	December 31, 2012	Net trading	Gains and losses (5)	Transfers out of Level 3	Accretion of income (5)	Purchases	Sales and returns of capital	September 30, 2013	Change in unrealized gains /(losses) (1)
Assets
Investments-trading
CLOs	$295	$62	$-	$-	$-	$-	$(153)	$204	$(92)
SBA loans	-	239				37	-	276	239
Total investments-trading	$295	$301	$-	$-	$-	$37	$(153)	$480	$147

Other investments, at fair value:
Equity Securities:
EuroDekania (2)	$2,054	$-	$221	$-	$-	$-	$-	$2,275	$221
Star Asia (3)	30,169	-	(9,051)	-	-	-	-	21,118	(9,051)
Tiptree (4)	2,834	-	-	(2,834)	-	-	-	-	-
Star Asia Special Situations Fund (3)	2,503	-	577	-	-	302	(179)	3,203	577
Total equity securities	37,560	-	(8,253)	(2,834)	-	302	(179)	26,596	(8,253)
CDOs	77	-	(40)	-	-	-	-	37	(40)
Total other investments, fair value	$37,637	$-	$(8,293)	$(2,834)	$-	$302	$(179)	$26,633	$(8,293)

(1)   Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)Hybrid Securities Funds—European.

(3)Real Estate Funds—Asian.

(4)Diversified Holding Company.

(5)   Recorded as a component of principal transactions and other income in the consolidated statement of operations.

LEVEL 3 INPUTS
Three Months Ended September 30, 2014
(Dollars in Thousands)

	June 30, 2014	Net trading	Gains and losses (3)	Transfers out of Level 3	Accretion of income (3)	Purchases	Sales and returns of capital	September 30, 2014	Change in unrealized gains /(losses) (1)
Assets
Other investments, at fair value:
Equity Securities:
EuroDekania (2)	$4,290	$-	$470	$-	$-	$-	$(929)	$3,831	$470
Total equity securities	4,290	-	470	-	-	-	(929)	3,831	470
CLOs	18,793	-	(303)	-	593	4,469	(500)	23,052	(303)
CDOs	39	-	(4)	-	-	-	-	35	(4)
Total other investments, fair value	$23,122	$-	$163	$-	$593	$4,469	$(1,429)	$26,918	$163

 (1)Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)Hybrid Securities Funds—European.

(3)   Recorded as a component of principal transactions and other income in the consolidated statement of operations.

LEVEL 3 INPUTS
Three Months Ended September 30, 2013
(Dollars in Thousands)

	June 30, 2013	Net trading	Gains and losses (4)	Transfers out of Level 3	Accretion of income (4)	Purchases	Sales and returns of capital	September 30, 2013	Change in unrealized gains /(losses) (1)
Assets
Investments-trading
CLOs	$221	$26	$-	$-	$-	$-	$(43)	$204	$(18)
SBA loans	-	239	-	-	-	37	-	276	239
Total investments-trading	$221	$265	$-	$-	$-	$37	$(43)	$480	$221

Other investments, at fair value:
Equity Securities:
EuroDekania (2)	$2,040	$-	$235	$-	$-	$-	$-	$2,275	$235
Star Asia (3)	20,935	-	183	-	-	-	-	21,118	183
Star Asia Special Situations Fund (3)	2,775	-	607	-	-	-	(179)	3,203	607
Total equity securities	25,750	-	1,025	-	-	-	(179)	26,596	1,025
CDOs	58	-	(21)	-	-	-	-	37	(21)
Total other investments, fair value	$25,808	$-	$1,004	$-	$-	$-	$(179)	$26,633	$1,004

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

Investments-trading: During the nine and three months ended September 30, 2014 and 2013, there were no transfers into or out of level 3 of the valuation hierarchy.

Other investments, at fair value:  During the nine and three months ended September 30, 2014, there were no transfers into or out of level 3 of the valuation hierarchy.  During the nine months ended September 30, 2013, the Company transferred $2,834 of its investment in Tiptree from level 3 to level 2 of the valuation hierarchy.  During the three months ended September 30, 2013, there were no transfers into or out of level 3 of the valuation hierarchy.

 The following tables provide the quantitative information about level 3 fair value measurements as of September 30, 2014 and December 31, 2013, respectively.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	September 30, 2014	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$23,052	Discounted Cash Flow Model	Yield	13.3%	10.3% - 15.0%
			Duration (years)	4.3	2.9 - 4.8
			Default rate	1.0%	1.0%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2013	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
Star Asia	$17,104	Allocated sale price	Relative fair value of assets sold	77.3%	74.9% - 79.1%
Star Asia Special Situations Fund	$2,747	Allocated sale price	Relative fair value of assets sold	12.4%	12.0% - 12.7%

Sensitivity of Fair Value to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below.

"	CLOs - With respect to the fair value measurement of CLOs for which the Company uses a discounted cash flow model, changes in yield, duration, and default rate would impact the fair value measurement.

•Equity investments in investment funds and other non-publicly traded entities - With respect to the fair value measurement of investment funds and other non-publicly traded entities for which the Company uses the underlying net asset value per share to determine the fair value of the Company’s respective investment, a significant increase (decrease) in the net asset value per share, which is linked to the underlying financial performance of the respective entity, would result in a significantly higher (lower) fair value measurement.

•Equity investment in Star Asia and Star Asia Special Situations Fund - With respect to the Company’s investment in Star Asia and Star Asia Special Situations Fund as of December 31, 2013, the Company concluded it would be appropriate to base its fair value estimate on the terms and conditions of the sale of these assets, which was completed in February 2014 (see note 4).  As the sale involved multiple investments, the key assumption in the valuation was the relative fair value of Star Asia Special Situations Fund and Star Asia as compared to the total fair value of all the Star Asia Group entities sold.

Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied) which are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	Fair Value September 30, 2014	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$3,831	N/A	N/A	N/A
	$3,831

	Fair Value December 31, 2013	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$4,192	N/A	N/A	N/A
Star Asia (b)	17,104	N/A	N/A	N/A
Star Asia Special Situations Fund (c)	2,747	N/A	N/A	N/A
	$24,043

N/A – Not applicable.

(a)EuroDekania’s investment strategy is to make investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks and bank holding companies based primarily in Western Europe; widely syndicated leveraged loans issued by European corporations; CMBS, including subordinated interests in first mortgage real estate loans; and RMBS and other ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros and U.K. Pounds Sterling. The fair value of the investment in this category has been estimated using the NAV per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.

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

The Company may, from time to time, enter into the following derivative instruments:

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of September 30, 2014, the Company had no outstanding foreign currency forward contracts. As of December 31, 2013, the Company had outstanding foreign currency forward contracts with a notional amount of 1.25 billion Japanese Yen.

TBAs

The Company trades U.S. government agency obligations. In connection with these activities, the Company may be required to maintain inventory in order to facilitate customer transactions. In order to mitigate exposure to market risk, the Company enters in to the purchase and sale of TBAs. The Company carries the TBAs at fair value and includes them as a component of investments—trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At September 30, 2014, the Company had open TBA sale agreements in the notional amount of $23,500 and open TBA purchase agreements in the notional amount of $32,819. At December 31, 2013, the Company had open TBA sale agreements in the notional amount of $66,300 and open TBA purchase agreements in the notional amount of $57,108.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	September 30, 2014	December 31, 2013

TBAs	Investments-trading	$19	$188
Foreign currency forward contracts	Other investments, at fair value	-	190
TBAs	Trading securities sold, not yet purchased	(35)	(66)
		$(16)	$312

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Foreign currency forward contracts	Revenues-principal transactions and other income	$(347)	$(481)
TBAs	Revenues-net trading	1,712	2,608
		$1,365	$2,127

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

Foreign currency forward contracts	Revenues-principal transactions and other income	$-	$(119)
TBAs	Revenues-net trading	485	591
		$485	$472

In addition to the above activities related to TBAs, the Company also enters into TBAs in order to assist clients (generally small to mid-size mortgage loan originators) in hedging the interest rate risk associated with the mortgages owned by the clients. In general, the Company will enter into a TBA purchase agreement with the client. Then, the Company will immediately enter into a TBA sale agreement with identical terms and settlement date with a separate counterparty. The Company seeks to profit through a small mark-up in the price of the transaction. The TBAs will match underlying terms and settlement dates. Because the Company has purchased and sold the same security, it is no longer exposed to market movements of the underlying TBA. The gain or loss on the transaction is recorded as a component of net trading in the consolidated statement of operations and is included in due to or due from broker in the consolidated balance sheet until it settles. As of September 30, 2014, the Company had unsettled TBA purchase contracts and offsetting TBA sale agreements with a market value of $298,212. The net profit on these transactions is recorded as a component of net trading revenue and is included as a component of TBA revenue in the table above. Any revenue on trades that have not yet settled is included as a component of due to or due from brokers, dealers, and clearing agencies.

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

At September 30, 2014 and December 31, 2013, the Company held reverse repurchase agreements of $66,516 and $29,395, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $70,401 and $29,575, respectively.

At September 30, 2014 and December 31, 2013, the Company had repurchase agreements of $66,661 and $28,748, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $70,650 and $28,591, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

As of September 30, 2014 and December 31, 2013, the Company’s reverse repurchase agreements and repurchase agreements were predominantly collateralized securities in the following asset classes: Agency Specified Pools, Agency Hybrid Arms, and Fixed Rate Agency CMOs.

10.  GOODWILL

The following table presents goodwill.

GOODWILL
(Dollars in Thousands)

	September 30, 2014	December 31, 2013
Cira SCM, LLC	$-	$3,121
AFN	110	110
JVB	7,882	7,882
Goodwill	$7,992	$11,113

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

For its annual impairment test of Cira SCM, the Company first estimates the current fair value of the Cira SCM reporting unit. This fair value is compared to the book value of the goodwill and, if the fair value is less, then the goodwill is deemed impaired.  The Company determines the fair value of the Cira SCM using a discounted cash flow analysis which is based on an income approach. During the nine months ended September 30, 2014, the Company recognized an impairment charge of $3,121. The charge is included in the consolidated statements of operations as impairment of goodwill and is reflected as a component of operating expenses.

11. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets included:

OTHER ASSETS
(Dollars in Thousands)

	September 30, 2014	December 31, 2013
Deferred costs	$562	$644
Note receivable	2,194	1,849
Prepaid expenses	2,624	2,226
Prepaid income taxes	-	146
Security deposits	2,490	2,492
Miscellaneous other assets	337	146
Cost method investment	235	235
Furniture, equipment, and leasehold improvements, net	1,357	2,054
Intangible assets	166	483
Equity method affiliates	-	(31)
Other assets	$9,965	$10,244

Accounts payable and other liabilities included:

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	September 30, 2014	December 31, 2013
Accounts payable	$683	$738
Rent payable	705	1,058
Accrued interest payable	323	376
Accrued interest on securities sold, not yet purchased	407	255
Payroll taxes payable	516	1,055
Accrued income taxes	91	-
Other general accrued expenses	1,329	4,994
Accounts payable and other liabilities	$4,054	$8,476

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

During the three months ended June 30, 2014, the Company’s sole equity method investee (excluding equity method affiliates for which it had adopted the fair value option) , Star Asia Opportunity, LLC (“Star Asia Opportunity”), was fully liquidated and the Company received a final distribution.  On February 20, 2014, the Company completed the sale of the Company’s ownership interests in the Star Asia Group, which includes Star Asia Capital Management, SAA Manager and affiliates from the table below.

The following table summarizes the activity and the earnings of the Company’s equity method affiliates.

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Star	Star Asia
	Asia	Capital	SAA
	Opportunity	Management	Manager	Other	Total
January 1, 2014	$17	$(81)	$12	$21	$(31)
Distributions / repayments	(17)	(15)	(25)	(10)	(67)
Earnings / (loss) realized	-	13	14	-	27
Sale (1)	-	83	(1)	(11)	71
September 30, 2014	$-	$-	$-	$-	$-

(1)See note 4.

The table below summarizes the combined financial information for all equity method investees held as of the indicated periods, including equity method investees for which the fair value option was elected. The aggregated summarized financial data below does not represent the Company’s proportionate share of equity method investees’ assets or earnings.

SUMMARY DATA OF EQUITY METHOD INVESTEES
(Dollars in Thousands)

	September 30, 2014	December 31, 2013
Total Assets	$23,262	$370,388

Liabilities	$38	$144,578
Equity attributable to the investees	23,143	225,810
Non-controlling interest	81	-
Total Liabilities & Equity	$23,262	$370,388

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income / (loss)	$4,931	$17,496	$13,881	$26,431

Net income / (loss) attributable to the investees	$4,915	$17,456	$13,836	$26,947

See note 21 for information regarding transactions with the Company’s equity method investees.

13.  VARIABLE INTEREST ENTITIES

FASB ASC 810, Consolidation (“FASB ASC 810”), contains the guidance surrounding the definition of variable interest entities (“VIEs”), the definition of VIEs, and the consolidation rules surrounding VIEs.  In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  The Company has variable interests in VIEs through its management contracts and investments in various securitization entities including CLOs and CDOs.

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

The Company classifies the VIEs it is involved with into two groups: (i) VIEs managed by the Company and (ii) VIEs managed by third parties.  In the case of the VIEs that the Company has been involved with, the Company has generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance.  This is not a blanket conclusion as it is possible for an entity other than the manager to have the power to direct such matters.  However, for all the VIEs the Company is involved with as of September 30, 2014, the Company has drawn this conclusion.

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

As of September 30, 2014, the Company had variable interests in various securitization VIEs, but determined that it is not the primary beneficiary thereof, and, therefore, the Company is not consolidating the securitization VIEs.  The maximum potential financial statement loss the Company could incur if the securitization vehicles were to default on all of their obligations is (i) the loss of value of the interests in securitizations that the Company holds in its inventory at the time, and (ii) any management fee receivables in the case of managed VIEs.  The Company did not provide financial support to these VIEs during the nine and three months ended September 30, 2014 and 2013, and had no liabilities, contingent liabilities, guarantees (implicit or explicit) related to these VIEs at September 30, 2014 and December 31, 2013.

The table below presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interest in identified VIEs with the exception of (i) the two trusts VIEs that hold the Company’s junior subordinated notes (see note 14), and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold but not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it held variable interests at September 30, 2014 and December 31, 2013.

NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	September 30, 2014

	Other Receivable	Other Investments, at fair value	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$1,311	$-	$1,311
Third party managed VIEs	20	23,087	23,107
Total	$1,331	$23,087	$24,418

	December 31, 2013

	Other Receivable	Other Investments, at fair value	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$2,239	$-	$2,239
Third party managed VIEs	84	35	119
Total	$2,323	$35	$2,358

14. DEBT

The Company had the following debt outstanding:

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		September 30, 2014	December 31, 2013	Interest Rate Terms	Interest (4)	Maturity
Convertible senior notes:
10.50% contingent convertible senior notes (the "New Notes")	$-		$-	$3,115	10.50%	10.50%	May 2014 (1)
8.00% convertible senior notes (the "8.0% Convertible Notes")	8,248		8,248	8,248	8.00%	8.00%	September 2018 (2)
	8,248		8,248	11,363
Junior subordinated notes:
Alesco Capital Trust I	28,125	(3)	11,291	10,697	4.24%	4.24%	July 2037
Sunset Financial Statutory Trust I	20,000	(3)	8,041	7,614	4.39%	4.39%	March 2035
	$48,125		19,332	18,311
Total			$27,580	$29,674

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

15. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the nine months ended September 30, 2014 related to the number of shares of unrestricted common stock that the Company had issued as of September 30, 2014.

Common Stock
Shares
December 31, 2013	14,398,579
Shares issued in connection with the redemption of Operating LLC units	186,342
Vesting of shares	393,818
Shares withheld for employee taxes	(31,426)
Retirement of common stock	(100,000)
September 30, 2014	14,847,313

In connection with the acquisition of JVB Holdings in January 2011, the Company issued 559,020 restricted units of the Operating LLC to certain of the former owners of JVB Holdings who remained employees of JVB Holdings. As of December 31, 2013, there were 186,342 restricted units outstanding. These units vested over a three year period (of which all three years have elapsed) and were treated as compensation for future service. In January 2014,  the remaining 186,342 restricted units of the Operating LLC vested, and the holders of these vested Operating LLC membership units elected to redeem these units. The Company, at its discretion, issued 186,342 shares of IFMI common stock to the JVB Holdings sellers in exchange for these vested membership units. As of September 30, 2014, there were no restricted units outstanding.

During the third quarter of 2014, the Company repurchased 100,000 shares of the Company’s Common Stock at $2.07 per share from the Company’s Vice Chairman, Daniel G. Cohen.  The Company retired these shares during the third quarter of 2014.  See Note 21.

Acquisition and Surrender of Additional Units of the Operating LLC, net: Effective January 1, 2011, IFMI and the Operating LLC entered into a Unit Issuance and Surrender Agreement (the “UIS Agreement”), which was approved by IFMI’s Board of Directors and the board of managers of the Operating LLC. In an effort to maintain a 1:1 ratio of IFMI’s common stock to the number of membership units IFMI holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to IFMI when IFMI issues its common stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for IFMI to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased.

During the nine months ended September 30, 2014, IFMI received and surrendered units of the Operating LLC. The following table displays the amount of units received (net of surrenders) by IFMI pursuant to the UIS Agreement, as a result of the vesting and redemption of membership units of the Operating LLC by certain former owners of JVB Holdings for IFMI common stock, and  as result of the retirement of  the Company’s common stock that the Company had purchased during the third quarter of 2014.

Operating LLC
Membership Units
Units related to UIS Agreement	347,751
Units received from certain former owners of JVB Holdings	186,342
Units surrendered from retirement of IFMI common stock	(100,000)
Total	434,093

The Company recognized a net increase in additional paid in capital of $210 and a net decrease in accumulated other comprehensive income of $11 with an offsetting decrease in non-controlling interest of $199 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in IFMI’s ownership interest in the Operating LLC on the equity attributable to IFMI for the nine months ended.

	September 30, 2014	September 30, 2013
Net income / (loss) attributable to IFMI	$(5,476)	$(9,306)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in IFMI's paid in capital for the
acquisition / (surrender) of additional units in consolidated
subsidiary, net	210	2,705
Changes from net income / (loss) attributable to IFMI and transfers (to) from the non-controlling interest	$(5,266)	$(6,601)

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

As of September 30, 2014, JVB’s adjusted net capital was $8,578, which exceeded the minimum requirements by $8,316

CCFL, a subsidiary of the Company regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of September 30, 2014, the total minimum required net liquid capital was $1,724, and net liquid capital in CCFL was $1,957, which exceeded the minimum requirements by $233 and was in compliance with the net liquid capital provisions.  See note 4.

17. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income / (loss) attributable to IFMI	$(1,255)	$(104)	$(5,476)	$(9,306)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	(469)	(212)	(1,910)	(4,461)
Add / (deduct): Adjustment (2)	26	154	(16)	176
Net income / (loss) on a fully converted basis	$(1,698)	$(162)	$(7,402)	$(13,591)

Weighted average common shares outstanding - Basic	15,066,621	11,875,950	15,013,593	11,628,392
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,324,140	5,324,090	5,324,138	5,324,090
Weighted average common shares outstanding - Diluted (3)	20,390,761	17,200,040	20,337,731	16,952,482

Net income / (loss) per common share - Basic	$(0.08)	$(0.01)	$(0.36)	$(0.80)

Net income / (loss) per common share - Diluted	$(0.08)	$(0.01)	$(0.36)	$(0.80)

 (1)The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the nine and three months ended September 30, 2014 and 2013) may be redeemed and exchanged into shares of the Company on a one-to-one basis. The 4,983,557 Operating LLC membership units held by Daniel G. Cohen, the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of the Company’s European Business, and the President of CCFL, are redeemable at Mr. Cohen’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s common stock for the ten consecutive trading days immediately preceding the date the Company receives Mr. Cohen’s redemption notice, or (ii) at the Company’s option, one share of the Company’s common stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’s common stock as a dividend or other distribution on the Company’s outstanding common stock, or a further subdivision or combination of the outstanding shares of the Company’s common stock. The Operating LLC membership units held by other members of the Operating LLC have the same redemption rights as described above.  These membership units are not included in the computation of basic earnings per share. These membership units enter into the computation of diluted net income / (loss) per common share when the effect is dilutive using the if-converted method.

(2)An adjustment is included for the following: (i) if the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable; and (ii) to adjust the non-controlling interest amount to be consistent with the weighted average share calculation.

(3)For the nine months ended September 30, 2014 and 2013, weighted average common shares outstanding excludes a total of 127,146 and 360,559 shares, respectively, representing restricted Operating LLC membership units, restricted IFMI common stock, and restricted units of IFMI common stock that would be anti-dilutive because of the Company’s net loss.  For the three months ended September 30, 2014 and 2013, weighted average common shares outstanding excludes a total of  89,506 shares and 392,010 shares respectively, representing restricted Operating LLC membership units, restricted IFMI common stock, and restricted units of IFMI common stock that would be anti-dilutive because of the Company’s net loss.  For the nine and three months ended September 30, 2014, weighted average common shares outstanding also excludes 2,749,167 shares from the assumed conversion of the 8.0% Convertibles Notes because the inclusion of the converted shares would be anti-dilutive. For the nine and three months ended September 30, 2013, weighted average common shares outstanding also excludes 59,765 and 179,294 shares, respectively, from the assumed conversion of the 8.0% Convertible Notes because the inclusion of the converted shares would be anti-dilutive.

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

Pennsylvania Income Tax Assessment

In October 2013, the Company received an assessment from the Pennsylvania Department of Revenue in the amount of $4,683  (including penalties) related to a subsidiary of AFN for the 2009 tax year.  The assessment denied this subsidiary’s Keystone Opportunity Zone (“KOZ”) credit for that year.  The Company filed an administrative appeal of this assessment with the Pennsylvania Department of Revenue, which was denied in June 2014.  The Company filed an appeal with the Pennsylvania Board of Finance and Revenue.  If the Pennsylvania Board of Finance and Revenue were to uphold the assessment, the Company could then seek relief in Pennsylvania Commonwealth Court.  The Company has evaluated the assessment in accordance with the provisions of ASC 740 and determined not to record any reserve for this assessment.

19. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information for the nine and three months ended September 30, 2014 and 2013 was prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

(a) Revenues and expenses directly associated with each business segment are included in determining net income / (loss) by segment; and

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

Accordingly, the Company presents segment information consistent with internal management reporting. See notes (1) in the tables below for more detail on unallocated items. The following tables present the financial information for the Company’s segments for the periods indicated:

SEGMENT INFORMATION
Statement of Operations Information
Nine Months Ended September 30, 2014

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$19,876	$-	$-	$19,876	$-	$19,876
Asset management	-	10,003	-	10,003	-	10,003
New issue and advisory	3,004	-	-	3,004	-	3,004
Principal transactions and other income	574	1,853	2,664	5,091	-	5,091
Total revenues	23,454	11,856	2,664	37,974	-	37,974
Total operating expenses	24,164	7,998	236	32,398	9,511	41,909
Operating income / (loss)	(710)	3,858	2,428	5,576	(9,511)	(3,935)
Interest expense	-	-	-	-	(3,317)	(3,317)
Income / (loss) from equity method affiliates	-	27	-	27	-	27
Income / (loss) before income taxes	(710)	3,885	2,428	5,603	(12,828)	(7,225)
Income tax expense / (benefit)	-	-	-	-	161	161
Net income / (loss)	(710)	3,885	2,428	5,603	(12,989)	(7,386)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(1,910)	(1,910)
Net income / (loss) attributable to IFMI	$(710)	$3,885	$2,428	$5,603	$(11,079)	$(5,476)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$583	$52	$-	$635	$214	$849

SEGMENT INFORMATION
Statement of Operations Information
Nine Months Ended September 30, 2013

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$32,513	$-	$-	$32,513	$-	$32,513
Asset management	-	13,187	-	13,187	-	13,187
New issue and advisory	5,259	-	-	5,259	-	5,259
Principal transactions and other income	176	1,508	(6,797)	(5,113)	-	(5,113)
Total revenues	37,948	14,695	(6,797)	45,846	-	45,846
Total operating expenses	41,784	8,084	239	50,107	9,879	59,986
Operating income / (loss)	(3,836)	6,611	(7,036)	(4,261)	(9,879)	(14,140)
Interest expense	(164)	(8)	-	(172)	(2,939)	(3,111)
Income / (loss) from equity method affiliates	-	433	1,282	1,715	-	1,715
Income / (loss) before income taxes	(4,000)	7,036	(5,754)	(2,718)	(12,818)	(15,536)
Income tax expense / (benefit)	(78)	-	-	(78)	(1,683)	(1,761)
Net income / (loss)	(3,922)	7,036	(5,754)	(2,640)	(11,135)	(13,775)
Less: Net income / (loss) attributable to the
non-controlling interest	(8)	-	-	(8)	(4,461)	(4,469)
Net income / (loss) attributable to IFMI	$(3,914)	$7,036	$(5,754)	$(2,632)	$(6,674)	$(9,306)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$592	$225	$-	$817	$219	$1,036

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended September 30, 2014

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$6,327	$-	$-	$6,327	$-	$6,327
Asset management	-	2,740	-	2,740	-	2,740
New issue and advisory	286	-	-	286	-	286
Principal transactions and other income	52	693	454	1,199	-	1,199
Total revenues	6,665	3,433	454	10,552	-	10,552
Total operating expenses	7,025	1,292	189	8,506	2,629	11,135
Operating income / (loss)	(360)	2,141	265	2,046	(2,629)	(583)
Interest expense	-	-	-	-	(1,079)	(1,079)
Income / (loss) from equity method affiliates	-	-	-	-	-	-
Income / (loss) before income taxes	(360)	2,141	265	2,046	(3,708)	(1,662)
Income tax expense / (benefit)	-	-	-	-	62	62
Net income / (loss)	(360)	2,141	265	2,046	(3,770)	(1,724)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(469)	(469)
Net income / (loss) attributable to IFMI	$(360)	$2,141	$265	$2,046	$(3,301)	$(1,255)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$173	$6	$-	$179	$72	$251

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended September 30, 2013

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$7,824	$-	$-	$7,824	$-	$7,824
Asset management	-	4,457	-	4,457	-	4,457
New issue and advisory	3,692	-	-	3,692	-	3,692
Principal transactions and other income	32	423	1,658	2,113	-	2,113
Total revenues	11,548	4,880	1,658	18,086	-	18,086
Total operating expenses	13,248	2,471	77	15,796	3,460	19,256
Operating income / (loss)	(1,700)	2,409	1,581	2,290	(3,460)	(1,170)
Interest expense	(55)	(1)	-	(56)	(991)	(1,047)
Income / (loss) from equity method affiliates	-	101	-	101	-	101
Income / (loss) before income taxes	(1,755)	2,509	1,581	2,335	(4,451)	(2,116)
Income tax expense / (benefit)	(37)	-	-	(37)	(1,770)	(1,807)
Net income / (loss)	(1,718)	2,509	1,581	2,372	(2,681)	(309)
Less: Net income / (loss) attributable to the
non-controlling interest	7	-	-	7	(212)	(205)
Net income / (loss) attributable to IFMI	$(1,725)	$2,509	$1,581	$2,365	$(2,469)	$(104)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$202	$93	$-	$295	$72	$367

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

Balance Sheet Data
As of September 30, 2014

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$232,525	$2,819	$30,333	$265,677	$11,238	$276,915

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

Balance Sheet Data
As of September 30, 2013

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$226,731	$7,839	$29,026	$263,596	$10,591	$274,187

Included within total assets:
Investment in equity method affiliates	$-	$25	$17	$42	$-	$42
Goodwill (2)	$7,937	$3,176	$-	$11,113	$-	$11,113
Intangible assets (2)	$332	$227	$-	$559	$-	$559

(1)Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of business segment assets and such amounts are excluded in business segment reporting to the Chief Operating Decision Maker.

(2)Goodwill and intangible assets as of September 30, 2014 and 2013 are allocated to the Capital Markets and Asset Management business segments as indicated in the table from above.

Asset management total operating expenses include an impairment charge of $3,121 for the nine months ended September 30, 2014 related to the impairment of goodwill attributable to Cira SCM.

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States; (2) United Kingdom and other; and (3) for the period prior to February 20, 2014, Asia. Total revenues by geographic area are summarized as follows.

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total Revenues:
United States	$9,395	$15,670	$32,684	$36,879
United Kingdom & Other	1,157	1,659	5,166	7,155
Asia	-	757	124	1,812
Total	$10,552	$18,086	$37,974	$45,846

Long-lived assets attributable to an individual country, other than the United States, are not material.

20. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $2,268 and $2,055 for the nine months ended September 30, 2014 and 2013, respectively.

The Company paid income taxes of $100 and $331 for the nine months ended September 30, 2014 and 2013, respectively. The Company received $105 and $46 income tax refunds for the nine months ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•  The Company acquired additional units of the Operating LLC pursuant to the UIS Agreement and in connection with the redemption of vested Operating LLC units by IFMI, partially offset by the surrender of units as a result of the retirement of shares of the Company’s common stock that the Company had purchased during the third quarter of 2014. The Company recognized a net increase in additional paid-in capital of $210, a net decrease of $11 in accumulated other comprehensive income, and a decrease of $199 in non-controlling interest. See note 14.

For the nine months ended September 30, 2013, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•  The Company recognized a net increase in additional paid-in capital of $2,705, a net decrease of $124 in accumulated other comprehensive income, and a decrease of $2,581 in non-controlling interest as a result of additional units of the Operating LLC issued to IFMI as a result of the UIS agreement, the redemption of vested Operating LLC units by IFMI, and the issuance of shares from the private placement involving EBC 2013 Family Trust and Mead Park Capital Partners LLC (“Mead Park Capital”).  See note 21.

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

21. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the nine and three months ended September 30, 2014 and 2013. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A.	Transactions between the Star Asia Group and the Company

Star Asia Manager serves as external manager of Star Asia and Star Asia Special Purpose Vehicle (“Star Asia SPV”) (see paragraphs A-1 and E-3 below).  The Company owned 50% of Star Asia Manager prior to the Star Asia Manager Repurchase Transaction.  Following the March 2013 Star Asia Manager Repurchase Transaction, the Company owned 100% of Star Asia Manager and included Star Asia Manager in its consolidated financial statements (see note 4).  Prior to March 1, 2013, Star Asia Manager had been identified as a related party because it was an equity method investee of the Company. The Company had recognized its share of the income or loss of Star Asia Manager as income or loss from equity method affiliates in the consolidated statements of operations during the pre-acquisition period. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

Effective February 20, 2014, the Company sold its interest in Star Asia, Star Asia Special Situations Fund, Star Asia Capital Management, Star Asia Manager, SAA Manager, and SAP GP.  The Company recognized a gain on the sale in amount of $78, which is included as a component of principal transactions and other income in the Company’s consolidated statements of operations.

Prior to February 20, 2014, the Star Asia Group entities were identified as related parties.  The amounts with respect to the transactions identified below are summarized in a tables at the end of this section.

1. Star Asia invests primarily in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans and other commercial real estate fixed income investments, and in real property in Japan. As of December 31, 2013, the Company directly owned approximately 28% of Star Asia’s outstanding shares. Star Asia had been identified as a related party because in the absence of the fair value option of FASB ASC 825, Star Asia would have been treated as an equity method affiliate, and because Daniel G. Cohen, the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of the Company’s European Business, and President of CCFL (formerly the Company’s Chairman and Chief Executive Officer) was a member of Star Asia’s board of directors until the sale of the entity on February 20, 2014. The Company, through Star Asia Manager, had an asset management contract with Star Asia. Gains or losses recognized from its investment for the nine and three months ended September 30, 2013 are disclosed as part of principal transactions in the tables at the end of this section. Amounts earned from the management contract are disclosed as part of management fee revenue in the tables at the end of this section.

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

3. In December 2012, the Company, along with two other parties, sponsored the creation of a new investment fund, the Star Asia Special Situations Fund, which primarily invests in real estate and securities backed by real estate in Japan.  The Star Asia Special Situations Fund is a closed-end fund that does not offer investor redemptions. It has an initial life of three years, which can be extended under certain circumstances for a total of two years.  The Star Asia Special Situations Fund consummated its closing on December 20, 2012.  As of December 31, 2013, the Company owned approximately 2% of the Star Asia Special Situations Fund. The Star Asia Special Situations Fund had been identified as a related party because in the absence of the fair value option of FASB ASC 825, the Company’s investment in the Star Asia Special Situations Fund would be treated as an equity method affiliate of the Company. Gains and losses recognized from its investment are disclosed as part of principal transactions in the tables at the end of this section.

During the three months ended March 31, 2013, the Company made an additional investment of $302 in the Star Asia Special Situations Fund. See notes 6 and 7.  On February 20, 2014, the Company completed the sale of its interests in the Star Asia Group, including the Star Asia Special Situations Fund.

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

5. SAP GP serves as the general partner for the Star Asia Special Situations Fund. As of December 31, 2013, Company owned 33% of SAP GP. SAP GP had been identified as a related party because it was an equity method investee of the Company. The Company did not elect the fair value option for its investment in SAP GP. Income or loss recognized under the equity method is disclosed in the table at the end of this section. Since its inception during the fourth quarter of 2012 and through its sale on February 20, 2014,  the Company had not made an investment or recognized any income or loss under the equity method.

B. Cohen Bros. Financial, LLC (“CBF”) and EBC 2013 Family Trust (“EBC”)

In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company. Daniel G. Cohen is a trustee of EBC. The Company issued $2,400 in principal amount of the 8.0% Convertible Notes to EBC.  See paragraph D below and notes 4 and 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tables at the end of this section.

CBF has been identified as a related party because (i) CBF is a non-controlling interest of the Company and (ii) CBF is wholly owned by Mr. Cohen.

See the discussion of the sale of European Operations in note 4.

C. The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”) is identified as a related party because Mr. Cohen is TBBK’s Chairman.

TBBK maintained deposits for the Company in the amount of $54 and $52 as of September 30, 2014 and December 31, 2013, respectively. These amounts are not disclosed in the tables at the end of this section.

As part of the Company’s broker-dealer operations, the Company from time to time purchases securities from third parties and sells those securities to TBBK. The Company may purchase securities from TBBK and ultimately sell those securities to third parties. In either of the cases listed above, the Company includes the trading revenue earned (i.e. the gain or loss realized, or commission earned) by the Company for the entire transaction in the amounts disclosed as part of net trading in the tables at the end of this section.

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of September 30, 2014 and December 31, 2013, the Company had repurchase agreements in the amount of $46,266 and $6,445, respectively, with TBBK as its counterparty. This is included as a component of securities sold under agreement to repurchase in the consolidated balance sheet.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amount of $295 and $104 for the nine and three months ended September 30, 2014, respectively, and $250 and $157 for the nine and three months ended September 30, 2013, respectively, which was included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

D. Mead Park Capital Partners LLC (“Mead Park Capital”) and Mead Park Advisors LLC (“Mead Park”)

Investment in IFMI by Mead Park Capital

In September 2013, Mead Park Capital made a $9,746 investment in the Company.  The Company issued $5,848 in principal amount of the 8.0% Convertible Notes to Mead Park Capital.  Mead Park Capital is a vehicle advised by Mead Park (a registered investment advisor) and controlled by Jack J. DiMaio Jr., Chief Executive Officer and founder of Mead Park.  In connection with the September 25, 2013 closing of the transactions contemplated by the definitive agreements relating to Mead Park Capital’s investment in the Company, Messrs. DiMaio and Ricciardi were elected to the Company’s Board of Directors. Mr. DiMaio was also named the Chairman of the Company’s Board of Directors. See notes 4 and 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tables at the end of this section.

CDO Sub-Advisory Agreement with Mead Park

In July 2014, IFMI’s majority owned subsidiaries, Cohen & Company Financial Management LLC (“CCFM”) and Dekania Capital Management, LLC (“DCM”), entered into a CDO sub-advisory agreement with Mead Park whereby Mead Park will render investment advice and provide assistance to CCFM and DCM with respect to their management of certain CDOs.   The Company incurred consulting fee expense related to this agreement, which is disclosed as part of professional fee and other operating in the tables at the end of this section.

E.  Investment Vehicles and Other

The entities below are identified as related parties. Amounts with respect to the transactions identified below are summarized in the tables at the end of this section.

1. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CMBS, RMBS and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros or U.K. Pounds Sterling. As of September 30, 2014 and December 31, 2013, the Company directly owned approximately 17% of EuroDekania’s outstanding shares.  On December 18, 2013, as a cost savings measure, EuroDekania was restructured from a Guernsey closed end fund to a Cayman Islands exempted company.  EuroDekania has been identified as a related party because Daniel G. Cohen was a member of EuroDekania’s board of directors from its inception  through December 18, 2013, and (ii) in the absence of the fair value option of FASB ASC 825, EuroDekania would be treated as an equity method affiliate. The Company has a management contract with and an investment in EuroDekania. Gains or losses recognized from its investment and dividends received are disclosed as part of principal transactions in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section.

2. The Deep Value GP and Deep Value GP II served as the general partners for the Deep Value funds. The Deep Value GP and the Deep Value GP II are collectively referred to as the “Deep Value GPs.” Prior to their liquidation in 2013, the Company owned 50% of the Deep Value GP and 40% of the Deep Value GP II. The Deep Value GP and the Deep Value GP II had been identified as related parties because the Deep Value GPs were equity method affiliates of the Company. During the third quarter of 2013, the Company received its final liquidating distribution from the Deep Value GP.  During the fourth quarter of 2013, the Company received its final liquidating distribution from Deep Value GP II.  Income or loss recognized under the equity method is disclosed in the tables at the end of this section.

3. Star Asia SPV is a Delaware limited liability company formed in 2010. It was formed to create a pool of assets that would provide collateral to investors who participated in Star Asia’s 2010 rights offering. The investors in Star Asia’s rights offering also received equity interests in Star Asia SPV. Star Asia SPV purchased certain assets from Star Asia and the equity interest holders of Star Asia SPV received investment returns on the assets held in the Star Asia SPV up to an agreed upon maximum. Returns above that agreed upon maximum were remitted back to Star Asia. During the second quarter of 2013, the Company received its maximum investment return from Star Asia SPV and the Company no longer has an ownership interest in the entity. Star Asia SPV has been identified as a related party because it was an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

4. Star Asia Opportunity is a Delaware limited liability company formed in July 2011 to partially finance the acquisition of seven real estate properties in Japan. As of December 31, 2013, the Company directly owned approximately 28% of Star Asia Opportunity’s outstanding equity interests. During the second quarter of 2014, the Company received its final liquidating distribution from Star Asia Opportunity.  Star Asia Opportunity had been identified as a related party because it was an equity method investee of the Company. The Company recognized its share of the income or loss of Star Asia Opportunity as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the tables at the end of this section.

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties that are described above.

RELATED PARTY TRANSACTIONS
Nine Months Ended September 30, 2014
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
TBBK	$-	$23	$-	$-	$-	$-
Star Asia (1)	125	-	-	-	-	-
Star Asia Capital Management (1)	-	-	-	13	-	-
SAA Manager (1)	-	-	-	14	-	-
EuroDekania	-	-	1,914	-	-	-
EBC	-	-	-	-	-	168
Mead Park Capital	-	-	-	-	-	408
Mead Park	-	-	-	-	41	-
	$125	$23	$1,914	$27	$41	$576

 (1)  Effective February 20, 2014, the Company sold its interest in these entities.  See note A from above and note 4.

RELATED PARTY TRANSACTIONS
Nine Months Ended September 30, 2013
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
TBBK	$-	$436	$-	$-	$-	$-
Star Asia (1)	1,833	-	(9,051)	-	-	-
Star Asia Manager (1) (2)	-	-	-	158	-	-
Star Asia SPV	-	-	-	1,287	-	-
Star Asia Opportunity	-	-	-	(5)	-	-
Star Asia Capital Management (1)	-	-	-	108	-	-
Star Asia Special Situations Fund (1)	-	-	577	-	-	-
SAA Manager (1)	-	-	-	173	-	-
EuroDekania	-	-	1,026	-	-	-
Deep Value GPs	-	-	-	(6)	-	-
EBC	-	-	-	-	-	3
Mead Park Capital	-	-	-	-	-	8
	$1,833	$436	$(7,448)	$1,715	$-	$11

(1)	Effective February 20, 2014, the Company sold its interest in these entities. See paragraph A from above and note 4.

(2) Beginning March 1, 2013, and through February 20, 2014, Star Asia Manager was consolidated by the Company as a result of the Star Asia Manager Repurchase Transaction.  Prior to March 1, 2013, Star Asia Manager was treated as an equity method investment.  See paragraph A above.

RELATED PARTY TRANSACTIONS
Three Months Ended September 30, 2014
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
TBBK	$-	$-	$-	$-	$-	$-
Star Asia Opportunity	-	-	-	-	-	-
EuroDekania	-	-	470	-	-	-
EBC	-	-	-	-	-	56
Mead Park Capital	-	-	-	-	-	136
Mead Park	-	-	-	-	41	-
	$-	$-	$470	$-	$41	$192

RELATED PARTY TRANSACTIONS
Three Months Ended September 30, 2013
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
TBBK	$-	$35	$-	$-	$-	$-
Star Asia (1)	764	-	183	-	-	-
Star Asia Capital Management (1)	-	-	-	37	-	-
Star Asia Special Situations Fund (1)	-	-	607	-	-	-
SAA Manager (1)	-	-	-	64	-	-
EuroDekania	-	-	645	-	-	-
EBC	-	-	-	-	-	3
Mead Park Capital	-	-	-	-	-	8
	$764	$35	$1,435	$101	$-	$11

(1)	Effective February 20, 2014, the Company sold its interest in these entities. See paragraph A from above and note 4.

The following related party transactions are non-routine and are not included in the tables above.

F.  Purchase of IFMI Common Stock from Vice Chairman

During the third quarter of 2014, the Company repurchased 100,000 shares of the Company’s Common Stock at $2.07 per share from the Company’s Vice Chairman, Daniel G. Cohen.  The Company retired these shares during the third quarter of 2014.  See Note 15.

G.  Directors and Employees

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

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	September 30, 2014	December 31, 2013
EuroDekania	$-	$18
Star Asia and related entities (1)	-	450
CBF	-	4
Employees	275	411
Due from Related Parties	$275	$883

Mead Park	$41	$-
Total Due to Related Parties	$41	$-

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

•Capital Markets: Our Capital Markets business segment consists primarily of credit-related fixed income sales, trading, and financing, as well as new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, CMBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We carry out our capital market activities primarily through our subsidiaries: JVB in the United States and CCFL in Europe.

•Asset Management: Our Asset Management business segment manages assets within CDOs, permanent capital vehicles, managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include ongoing base and incentive management fees. As of September 30, 2014, we had approximately $4.5 billion in AUM of which 99% was in CDOs.

•  Principal Investing: Our Principal Investing business segment is comprised of investments that we have made using our own capital excluding investments we make to support our Capital Markets business segment.  Historically, we generally made principal investments in the entities we managed.  Beginning in the first quarter of 2014, we began investing our capital in investments (primarily equity tranches of CLOs) that we do not manage.  Such investments will become an increasingly important part of our business going forward.  Our focus on CLO equity capitalizes on our strengths in structured credit and leveraged finance.  During the nine months ended September 30, 2014, we invested $23,010 in nine separate CLOs (excluding one CLO acquired and sold during the period).  These investments are a component of our other investments, at fair value in our consolidated balance sheet.

We generate our revenue by business segment primarily through:

Capital Markets

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

Asset Management

•  asset management fees for our ongoing asset manager services provided to various Investment Vehicles, which may include fees both senior and subordinate to the securities issued by the Investment Vehicles;

•incentive management fees earned based on the performance of the various Investment Vehicles;

•income or loss from equity method affiliates;

Principal Investing

•gains and losses (unrealized and realized) and income and expense earned on investments classified as other investments, at fair value; and

•income or loss from equity method affiliates.

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

A portion of our revenues is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of September 30, 2014, 99% of our existing AUM are CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not recovered since that time. Consequently, we have been unable to complete a new securitization since 2008.

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the underlying performance of these investments. As of September 30, 2014, we had $30,097 of other investments, at fair value representing our principal investment portfolio. Our results of operations and financial condition will be significantly impacted by the financial results of these investments.

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

Our response to this margin compression has included: (i) building a diversified securitized product trading platform; (ii) expanding our European capital markets business until we determined to sell our European operations (see note 4); (iii) acquiring new product lines; (iv) monitoring our fixed costs; (v) expanding our TBA business which services mortgage originators; and (vi) making additional principal investments in CLOs. Our cost-cutting initiatives are ongoing.  However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a decline in profitability. In furtherance of our cost cutting objectives, we completed the combination of our two U.S. broker-dealers (see Consolidation of CCPR and JVB below) in January 2014.

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

Sale of European Operations

On August 19, 2014, we announced that we had entered into a definitive agreement to sell our European operations to an entity controlled by Daniel G. Cohen, the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of our European Business and President of CCFL.  The purchase price of $8,700 consists of an upfront payment of $4,750 (subject to adjustment) and $3,950 to be paid over four years.  Upon closing, we will enter into a non-cancellable trust deed with one of the entities included in the sale that will entitle us to substantially all of the revenues earned from the management of the Munda CLO.  This sale will include all activities carried out in our London, Paris, and Madrid offices and involves approximately 30 employees.  As part of the transaction, Mr. Cohen will resign as President and Chief Executive of our European Business and will receive no severance or other termination benefits.  The transaction is subject to regulatory approval of the U.K. Financial Conduct Authority (“FCA”).

Under the terms of the purchase agreement, we had the right to initiate, solicit, facilitate, and encourage alternative acquisition proposals from third parties for a “go shop” period of up to 90 days from the signing of the purchase agreement. On October 29, 2014, the special committee of the board of directors elected to end the “go shop” period. The “go shop” period did not result in us receiving a superior proposal from a third party, and we intend to pursue the transaction with the entity controlled by Daniel G. Cohen, which is expected to close in the first quarter of 2015.

Completion of New European Asset Management Fund

In July 2014, CCFL became the investment advisor of a newly created investment fund with total commitments of €238,000.  The fund targets subordinated debt investments in small and medium sized European insurance companies.  The fund has an initial investment period of two years and expected maturity in 2026.  CCFL will earn management fees and performance fees if returns exceed certain thresholds.  CCFL did not earn any revenue on this fund through September 30, 2014.  The management contract of this fund will be included in the European Business to be sold described immediately above.

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2014 and 2013.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,		Favorable / (Unfavorable)
	2014	2013	$ Change	% Change
Revenues

Net trading	$19,876	$32,513	$(12,637)	(39)%
Asset management	10,003	13,187	(3,184)	(24)%
New issue and advisory	3,004	5,259	(2,255)	(43)%
Principal transactions and other income	5,091	(5,113)	10,204	200%
Total revenues	37,974	45,846	(7,872)	(17)%

Operating expenses

Compensation and benefits	22,138	37,547	15,409	41%
Business development, occupancy, equipment	2,941	4,271	1,330	31%
Subscriptions, clearing, and execution	6,094	7,161	1,067	15%
Professional fee and other operating	6,766	9,971	3,205	32%
Depreciation and amortization	849	1,036	187	18%
Impairment of goodwill	3,121	-	(3,121)	NM
Total operating expenses	41,909	59,986	18,077	30%

Operating income / (loss)	(3,935)	(14,140)	10,205	72%

Non-operating income / (expense)

Interest expense	(3,317)	(3,111)	(206)	(7)%
Income / (loss) from equity method affiliates	27	1,715	(1,688)	(98)%
Income / (loss) before income taxes	(7,225)	(15,536)	8,311	53%
Income tax expense (benefit)	161	(1,761)	(1,922)	(109)%
Net income / (loss)	(7,386)	(13,775)	6,389	46%
Less: Net (loss) / income attributable to the non-controlling interest	(1,910)	(4,469)	(2,559)	(57)%
Net income / (loss) attributable to IFMI	$(5,476)	$(9,306)	$3,830	41%

Revenues

Revenues decreased by $7,872, or 17%, to $37,974 for the nine months ended September 30, 2014 from $45,846 for the nine months ended September 30, 2013. As discussed in more detail below, the change was comprised of (i) a decrease of $12,637 in net trading; (ii)  a decrease of $3,184 in asset management revenue; (iii)  a decrease of $2,255 in new issue and advisory revenue; and (iv) an increase of $10,204 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $12,637, or 39%, to $19,876 for the nine months ended September 30, 2014 from $32,513 for the nine months ended September 30, 2013.     The following table provides detail on net trading revenue by operation.

NET TRADING
(Dollars in Thousands)

	September 30, 2014	September 30, 2013	Change
US Capital Markets (JVB and CCPR)	$19,832	$29,772	$(9,940)
CCFL	44	2,741	(2,697)
Total	$19,876	$32,513	$(12,637)

The amounts shown as US Capital Markets include the results of CCPR and JVB.  JVB and CCPR were merged in January 2014.  The decline in revenue in US Capital Markets was primarily due to the elimination of overlapping product groups and revenue-generating personnel in connection with the merger of JVB and CCPR and the general weakness in the fixed income trading markets in the first nine months of 2014, especially for smaller broker-dealers.  The decrease in revenue in CCFL was primarily due to a decrease in overall volumes.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the nine months ended September 30, 2014 may not be indicative of future results. Furthermore, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	September 30,		December 31,
	2014	2013	2013	2012
Company sponsored CDOs (1)	$4,511,122	$5,367,346	$5,377,187	$6,051,678
Permanent capital vehicles (2)	-	115,578	109,977	145,326
Investment funds (3)	-	174,703	172,052	84,659
Managed accounts (4)	30,415	47,093	35,752	43,924
Assets under management (5)	$4,541,537	$5,704,720	$5,694,968	$6,325,587

(1)	Management fee income earned from Company sponsored CDOs is recorded as a component of asset management revenue.
(2)	Management fee income earned from funds managed in permanent capital vehicles is recorded as a component of asset management revenue.
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
(6)

Asset management fees decreased by $3,184, or 24%, to $10,003 for the nine months ended September 30, 2014 from $13,187 for the nine months ended September 30, 2013, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	September 30, 2014	September 30, 2013	Change
CDO and related service agreements	$8,627	$10,388	$(1,761)
Other	1,376	2,799	(1,423)
Total	$10,003	$13,187	$(3,184)

CDOs

Asset management revenue from company sponsored CDOs decreased by $1,761 to $8,627 for the nine months ended September 30, 2014 from $10,388 for the nine months ended September 30, 2013. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	September 30, 2014	September 30, 2013	Change
TruPs and insurance company debt - U.S.	$3,934	$4,906	$(972)
High grade and mezzanine ABS	234	1,158	(924)
TruPs and insurance company debt - Europe	1,936	1,917	19
Broadly syndicated loans - Europe	2,523	2,407	116
Total	$8,627	$10,388	$(1,761)
Asset management fees for TruPS and insurance company debt – U.S. declined primarily because, effective as of February 23, 2013, we no longer provided any services related to the Alesco X through XVII securitizations.  On July 29, 2010, we entered into an agreement with a third party whereby we sold the management rights and responsibilities related to the Alesco X through XVII securitizations.  In connection with this agreement, we entered into a services agreement under which we provided certain services to the third party purchaser.  This services agreement expired on February 23, 2013.  We will continue to receive certain incentive payments through February 23, 2017 if the management fees earned by the third party exceed certain thresholds.  We will continue to recognize these incentive payments, if any, as earned.   In May 2014, one securitization that we managed had a successful auction and terminated.  We earned $270 and $539 in management fees from this terminated securitization during the nine months ended September 30, 2014 and 2013, respectively.  Also, in October 2014, another securitization had a successful auction.  We earned $625 and $222 in management fees from this terminated securitization during the nine months ended September 30, 2014 and 2013, respectively.  We will no longer earn fees related to these securitizations going forward.

Asset management fees for high grade and mezzanine ABS declined primarily because the average AUM in the remaining deals in this asset class declined due to defaults of the underlying assets, repayments of the underlying assets, and the transfer of certain management contracts to a third party. As of September 30, 2014, we only manage one remaining contract.  We do not expect to earn material management fees in the future from this asset class.

Asset management fees for TruPS and insurance company debt – Europe remained relatively unchanged.

Asset management fees and for broadly syndicated loans – Europe consist of a single CLO.  Fees increased due to an increase in collateral balances and currency fluctuations.

Other

Other asset management revenue decreased by $1,423 to $1,376 for the nine months ended September 30, 2014 from $2,799 for the nine months ended September 30, 2013.  The decrease was comprised of (i) a decrease of $1,708 resulting from the sale of Star Asia

Manager (see note 4 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q) partially offset by (ii) an increase of $285 in asset management revenue earned from separate accounts.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $2,255, or 43%, to $3,004 for the nine months ended September 30, 2014 from $5,259 for the nine months ended September 30, 2013.  During the first quarter of 2014, we stopped providing investment banking and advisory services to SPACs in our U.S. broker-dealer, JVB.    While certain of the former employees of JVB’s SPAC investment banking and advisory group went to work for another firm, we entered into an agreement (the “Tail Agreement”) whereby we allowed such former employees to continue work on certain in process engagements with their new firm.  As part of the Tail Agreement, we receive a certain share of the revenue earned by the new firm related to these engagements.  In addition to revenue earned via the Tail Agreement, we may continue to earn new issue and advisory revenue in JVB primarily related to new issues of structured products and as part of our European operations conducted by CCFL.  Of the $3,004 of new issue revenue recognized in the nine months ended September 30, 2014, $1,889 represented revenue earned under the Tail Agreement.  We do not expect revenue from the Tail Agreement to be significant going forward.

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

Principal Transactions and Other Income

Principal transactions and other income increased by $10,204 to $5,091 for the nine months ended September 30, 2014, as compared to ($5,113) for the nine months ended September 30, 2013.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	September 30, 2014	September 30, 2013	Change
EuroDekania	$1,914	$1,026	$888
Star Asia	-	(9,051)	9,051
Tiptree	286	(511)	797
Star Asia Special Situations Fund	-	577	(577)
Japanese Yen hedge	(347)	(481)	134
CLO investments	570	-	570
Other principal investments	323	555	(232)
Gain on sale of Star Asia Group	78	-	78
Total principal transactions	2,824	(7,885)	10,709
Other income	2,267	2,772	(505)
Total principal transactions and other income	$5,091	$(5,113)	$10,204

Principal Transactions

EuroDekania is an investment company and we carry our investment at the NAV of the fund.  Income recognized in each period is a result of changes in the underlying NAV of the fund.

Star Asia is an investment company and we carried our investment at the NAV of the fund.  Income recognized in each period was a result of changes in the underlying NAV of the fund.  Because of the sale of the Star Asia Group on February 20, 2014, we did not record a change in fair value on Star Asia during the period it was owned in 2014.

Effective June 30, 2013, we changed the way we calculate the fair value of our investment in Tiptree.  Previously, we carried our investment at the underlying NAV of the fund, Tiptree Financial Partners, L.P.  However, Tiptree completed a reorganization in the second half of 2013.  As a result of the reorganization, our investment in Tiptree Financial Partners, L.P. could be exchanged into shares of Tiptree Financial, Inc. based on a stated exchange ratio (which is generally fixed, but can be adjusted for certain events like stock dividends or stock splits).  Tiptree Financial Inc. is traded publicly on an exchange.  Therefore, beginning June 30, 2013, we calculated the fair value of our investment in Tiptree by using the closing price for Tiptree Financial Inc. and adjusting for the exchange ratio.  During the third quarter of 2014, the Company exchanged the units it held in Tiptree Financial Partners, L.P. into an equivalent number of shares of Tiptree Financial, Inc.  The loss recorded on our investment in Tiptree in the nine months ended September 30, 2013 was a result of a decline in the underlying NAV of the fund for the first six months and the change in the share price for the last three months.  The income recorded for the nine months ended September 30, 2014 was a result of an increase in the share price of Tiptree Financial, Inc.

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

Although the functional currency of Star Asia is U.S. Dollars, the value of our investment in Star Asia was impacted by the fact that Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself did not hedge against currency fluctuations.  Therefore, from time to time, we entered into a Japanese Yen currency hedge.  From January 1, 2014 until the sale of the Star Asia Group on February 20, 2014, we had in place a Japanese Yen currency hedge, which was terminated in conjunction with the sale of the Star Asia Group.  We also had a Japanese Yen hedge in place during the nine months ended September 30, 2013.  The losses recognized above represent changes in the value of the hedge during those periods.

Beginning in the first quarter of 2014, we began investing our capital in investments (primarily in CLOs) that we do not manage.  Such investments may become an increasingly important part of our business going forward.  Our focus on CLO investments capitalizes on our strengths in structured credit and leveraged finance.  During the nine months ended September 30, 2014, we invested $23,010 in nine separate CLOs (excluding one CLO acquired and sold during the period).  The income of $570 recognized during the nine months ended September 30, 2014 is comprised of $867 of investment income, $22 of realized gain; partially offset by $319 of net unrealized loss.

On February 20, 2014, we completed the sale of all of our ownership interests in the Star Asia Group.  In consideration for the sale of the Star Asia Group, we received an initial upfront payment of $20,043 and will receive contingent payments equal to 15% of certain revenues generated by Star Asia Manager, SAA Manager, SAP GP, Star Asia Capital Management, and certain affiliated entities  for a period of at least four years.  As a result of the sale of the Star Asia Group, we recorded a gain of $78 in the first quarter of 2014, which is included in the table above.  The gain is attributable to the Star Asia Group as a whole.  It is calculated as the cash received of $20,043 less the combined carrying value of all the entities in the Star Asia Group of $19,965 at the time of the sale.  The Company’s accounting policy is to record contingent payments receivable as income as they are earned.  In the future, the Company will record any contingent income as a component of principal transactions and other income.

Other Income / (Loss)

Other income decreased by $505 to $2,267 for the nine months ended September 30, 2014, as compared to $2,772 for the nine months ended September 30, 2013. The decrease was comprised of (i) a decrease of $1,084 resulting from income recognized in the nine months ended September 30, 2013 as a result of a guarantee liability being extinguished; (ii) a decrease of $260 relating to reduced revenue share income as well as changes in foreign currency gains and losses and other; partially offset by (iii) an increase of $409 relating to a note receivable; and (iv) an increase of $430 related to revenue share income earned from the Star Asia entities after their sale.

Operating Expenses

Operating expenses decreased by $18,077, or 30%, to $41,909 for the nine months ended September 30, 2014 from $59,986 for the nine months ended September 30, 2013. As discussed in more detail below, the change was comprised of (i) a decrease of $15,409 in compensation and benefits; (ii) a decrease of $1,330 in business development, occupancy, and equipment; (iii) a decrease of $1,067 in subscriptions, clearing, and execution; (iv) a decrease of $3,205 of professional fee and other operating; (v) a decrease of $187 of depreciation and amortization; and (vi) an impairment charge of $3,121.

Compensation and Benefits

Compensation and benefits decreased by $15,409, or 41%, to $22,138 for the nine months ended September 30, 2014 from $37,547 for the nine months ended September 30, 2013.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	September 30, 2014	September 30, 2013	Change
Cash compensation and benefits	$21,004	$35,786	$(14,782)
Equity-based compensation	1,134	1,761	(627)
Total	$22,138	$37,547	$(15,409)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $14,782 to $21,004 for the nine months ended September 30, 2014 from $35,786 for the nine months ended September 30, 2013. This decrease was a result of a decrease in incentive compensation that is tied to revenue and operating profitability as well as the reduction in our headcount in connection with the merger of JVB and CCPR in January 2014.  Our total headcount decreased from 189 at September 30, 2013 to 118 at September 30, 2014. From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $627 to $1,134 for the nine months ended September 30, 2014 from $1,761 for the nine months ended September 30, 2013.  This was primarily as a result of certain share grants becoming fully vested on or about December 31, 2013; partially offset by the issuance of new grants during 2014.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $1,330, or 31%, to $2,941 for the nine months ended September 30, 2014 from $4,271 for the nine months ended September 30, 2013.  The decrease was comprised of a decrease of $590 in business development and a decrease in occupancy and equipment expenses of $740, primarily as a result of the reduction in headcount and offices in connection with the merger of CCPR and JVB.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $1,067, or 15%, to $6,094 for the nine months ended September 30, 2014 from $7,161 for the nine months ended September 30, 2013.  The decrease was due to a reduction in clearing and execution costs of $377, primarily as a result of lower trading volume, and a decrease in subscriptions of $690, primarily the result of cancellation of subscriptions in connection with the merger of CCPR and JVB.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $3,205, or 32%, to $6,766 for the nine months ended September 30, 2014 from $9,971 for the nine months ended September 30, 2013. This is comprised of a decrease of $1,115 in professional fees and a decrease of $2,090 in other operating expenses.  The decrease in professional fees was primarily due to a decrease in consulting expense.  The decrease in other operating expense includes a decrease in bad debt expense of $1,290 related to an advisory fee receivable that was written off in the nine months ended September 30, 2013. In 2013, we wrote off a receivable of $900 that we deemed uncollectable.  Subsequent to that, the client agreed to a payment plan and we have been receiving periodic payments.  Because of the uncertainty of receiving these payments, we have been recognizing the payments as an offset to other operating expenses as received.  During the nine months ended September 30, 2014, we received $390 of payments.  The remaining reduction in other operating expenses was primarily due to reduced regulatory and other expenses as a result of the reduction in headcount related to the merger of CCPR and JVB.

Depreciation and Amortization

Depreciation and amortization decreased by $187, or 18%, to $849 for the nine months ended September 30, 2014 from $1,036 for the nine months ended September 30, 2013.

Impairment of goodwill

We recorded an impairment charge of $3,121 in the nine months ended September 30, 2014.  See note 10 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Non-Operating Income and Expense

Interest Expense

Interest expense increased by $206, or 7%, to $3,317 for the nine months ended September 30, 2014 from $3,111 for the nine months ended September 30, 2013. The increase was comprised of (i) an increase of $365 on our junior subordinated notes due to changes in their variable rate; (ii) an increase of $565 related to the issuance of the 8.0% Convertible Notes; partially offset by (iii) a decrease of $532 relating to our New Notes due to the repurchase of New Notes subsequent to June 30, 2013; (iv) a decrease of $164 in other interest expense primarily related to interest related to a legal settlement accrual incurred in the three months ended June 30, 2013; (v) and other decreases of $28.  See note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased by $1,688, or 98% to $27 for the nine months ended September 30, 2014 from $1,715 for the nine months ended September 30, 2013. Income or loss from equity method affiliates represents our share of the related entities’ earnings.

INCOME / (LOSS) FROM EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	September 30, 2014	September 30, 2013	Change
Star Asia Manager	$-	$157	$(157)
Deep Value GP II	-	(6)	6
SAA Manager	14	173	(159)
Star Asia Capital Management	13	109	(96)
Star Asia Opportunity	-	(5)	5
Star Asia SPV	-	1,287	(1,287)
Total	$27	$1,715	$(1,688)

As of September 30, 2014, we had no investments accounted for under the equity method.  See notes 4, 12, and 21 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $1,922 to income tax expense / (benefit) of $161 for the nine months ended September 30, 2014 from ($1,761) for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the income tax expense was comprised of (i) $237 of foreign taxes partially offset by (ii) $76 of tax benefit due to changes in our U.S. state effective tax rate. During the nine months ended September 30, 2013, the income tax benefit was comprised of (i) a benefit of $316 resulting from a reduction in our U.S. state effective tax rate; (ii) a benefit of $1,402 representing the recognition of a previously unrecognized tax benefit that became effectively settled during the period; and (iii) $43 of other miscellaneous tax benefits.   See note 21 to our consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a more complete description of the Company’s tax attributes and unrecognized tax benefits. Also, see note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding an income tax assessment received by the Company from the Commonwealth of Pennsylvania.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the nine months ended September 30, 2014 and 2013 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
Nine Months Ended September 30, 2014

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(7,225)	$-	$-	$(7,225)	$-	$(7,225)
Income tax expense	-	-	237	237	(76)	161
Net income / (loss) after tax	(7,225)	-	(237)	(7,462)	76	(7,386)
Majority owned subsidiary non-controlling interest	-	-	-	-
Net loss attributable to Operating LLC	(7,225)	-	(237)	(7,462)
Average effective Operating LLC non-controlling interest (1)%				25.60%
Operating LLC non-controlling interest				(1,910)
Majority owned subsidiary non-controlling interest				-
Total non-controlling interest				$(1,910)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
Nine Months Ended September 30, 2013

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(14,724)	$(812)	$-	$(15,536)	$-	$(15,536)
Income tax expense	-	(78)	(1,367)	(1,445)	(316)	(1,761)
Net income / (loss) after tax	(14,724)	(734)	1,367	(14,091)	316	(13,775)
Majority owned subsidiary non-controlling interest	-	(8)	-	(8)
Net loss attributable to Operating LLC	(14,724)	(726)	1,367	(14,083)
Average effective Operating LLC non-controlling interest (1)%				31.68%
Operating LLC non-controlling interest				(4,461)
Majority owned subsidiary non-controlling interest				(8)
Total non-controlling interest				$(4,469)

(1)Non-controlling interest is recorded on a monthly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2014 and 2013

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Favorable / (Unfavorable)
	2014	2013	$ Change	% Change
Revenues

Net trading	$6,327	$7,824	$(1,497)	(19)%
Asset management	2,740	4,457	(1,717)	(39)%
New issue and advisory	286	3,692	(3,406)	(92)%
Principal transactions and other income	1,199	2,113	(914)	(43)%
Total revenues	10,552	18,086	(7,534)	(42)%

Operating expenses

Compensation and benefits	6,600	11,529	4,929	43%
Business development, occupancy, equipment	904	1,429	525	37%
Subscriptions, clearing, and execution	1,843	2,495	652	26%
Professional fee and other operating	1,537	3,436	1,899	55%
Depreciation and amortization	251	367	116	32%
Impairment of goodwill	-	-	-	NM
Total operating expenses	11,135	19,256	8,121	42%

Operating income / (loss)	(583)	(1,170)	587	50%

Non-operating income / (expense)

Interest expense	(1,079)	(1,047)	(32)	(3)%
Income / (loss) from equity method affiliates	-	101	(101)	(100)%
Income / (loss) before income taxes	(1,662)	(2,116)	454	21%
Income tax expense (benefit)	62	(1,807)	(1,869)	(103)%
Net income / (loss)	(1,724)	(309)	(1,415)	(458)%
Less: Net (loss) / income attributable to the non-controlling interest	(469)	(205)	264	129%
Net income / (loss) attributable to IFMI	$(1,255)	$(104)	$(1,151)	(1107)%

Revenues

Revenues decreased by $7,534, or 42%, to $10,552 for the three months ended September 30, 2014 from $18,086 for the three months ended September 30, 2013. As discussed in more detail below, the change was comprised of (i) a decrease of $1,497 in net trading; (ii) a decrease of $1,717 in asset management revenue; (iii) a decrease of $3,406 in new issue and advisory revenue; and (iv) a decrease of $914 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $1,497, or 19%, to $6,327 for the three months ended September 30, 2014 from $7,824 for the three months ended September 30, 2013.     The following table provides detail on net trading revenue by operation.

NET TRADING
(Dollars in Thousands)

	September 30, 2014	September 30, 2013	Change
US Capital Markets (JVB and CCPR)	6,327	7,554	(1,227)
CCFL	-	270	(270)
Total	$6,327	$7,824	$(1,497)

  The amounts shown as US Capital Markets include the results of CCPR and JVB.  JVB and CCPR were merged in January 2014.  The decline in revenue in the US Capital Markets was primarily due to the elimination of overlapping product groups and revenue-generating personnel in connection with the merger of JVB and CCPR and the general weakness in the fixed income trading markets in the first nine months of 2014.  The decrease in revenue in CCFL was primarily due to a decrease in overall volumes.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the three months ended September 30, 2014 may not be indicative of future results. Furthermore, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Asset management fees decreased by $1,717, or 39%, to $2,740 for the three months ended September 30, 2014 from $4,457 for the three months ended September 30, 2013, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	September 30, 2014	September 30, 2013	Change
CDO and related service agreements	$2,582	$3,353	$(771)
Other	158	1,104	(946)
Total	$2,740	$4,457	$(1,717)

CDOs

Asset management revenue from company-sponsored CDOs decreased by $771 to $2,582 for the three months ended September 30, 2014 from $3,353 for the three months ended September 30, 2013. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	September 30, 2014	September 30, 2013	Change
TruPs and insurance company debt - U.S.	$1,108	$1,249	$(141)
High grade and mezzanine ABS	12	671	(659)
TruPs and insurance company debt - Europe	633	628	5
Broadly syndicated loans - Europe	829	805	24
Total	$2,582	$3,353	$(771)

Asset management fees for TruPS and insurance company debt – U.S. declined primarily as a result of the successful termination of one CDO.  In May 2014, one securitization that we managed had a successful auction and terminated.  We earned $0 and $179 in management fees during the three months ended September 30, 2014 and 2013 respectively.  Also, in October 2014, another securitization had a successful auction.  We earned $103 and $72 in management fees from this terminated securitization during the three months ended September 30, 2014 and 2013, respectively.  We will no longer earn fees related to these securitizations going forward.

Asset management fees for high grade and mezzanine ABS declined primarily because the average AUM in the remaining deals in this asset class declined due to defaults of the underlying assets, repayments of the underlying assets, and the transfer of certain management contracts to a third party. As of September 30, 2014, we only manage one remaining contract.  We do not expect to earn material management fees in the future from this asset class.

Asset management fees for TruPS and insurance company debt – Europe and for broadly syndicated loans – Europe remained relatively unchanged.

   Other

Other asset management revenue decreased by $946 to $158 for the three months ended September 30, 2014 from $1,104 for the three months ended September 30, 2013. The decrease was comprised of (i) a decrease of $764 resulting from the sale of Star Asia Manager (see note 4 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q) and (ii) a decrease of $182 in asset management revenue earned from separate accounts.

 New Issue and Advisory Revenue

New issue and advisory revenue decreased by $3,406 to $286 for the three months ended September 30, 2014 from $3,692 for the three months ended September 30, 2013.  During the first quarter of 2014, we stopped providing investment banking and advisory services to SPACs in our U.S. broker-dealer, JVB.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $914 to $1,199 for the three months ended September 30, 2014, as compared to $2,113 for the three months ended September 30, 2013.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	September 30, 2014	September 30, 2013	Change
EuroDekania	$470	$645	$(175)
Star Asia	-	183	(183)
Tiptree	(137)	146	(283)
Star Asia Special Situations Fund	-	607	(607)
Japanese Yen hedge	-	(119)	119
CLO investments	315	-	315
Other principal investments	8	241	(233)
Total principal transactions	656	1,703	(1,047)
Other income	543	410	133
Total principal transactions and other income	$1,199	$2,113	$(914)

Principal Transactions

EuroDekania is an investment company and we carry our investment at the NAV of the fund.  Income recognized in each period is a result of changes in the underlying NAV of the fund.

Star Asia is an investment company and we carried our investment at the NAV of the fund.  Income recognized in each period was a result of changes in the underlying NAV of the fund.  Because of the sale of the Star Asia Group on February 20, 2014, we did not record a change in fair value on Star Asia during the period it was owned in 2014.

Effective June 30, 2013, we changed the way we calculate the fair value of our investment in Tiptree.  Previously, we carried our investment at the underlying NAV of the fund, Tiptree Financial Partners, L.P.  However, Tiptree completed a reorganization in the second half of 2013.  As a result of the reorganization, our investment in Tiptree Financial Partners, L.P. could be exchanged into shares of Tiptree Financial, Inc. based on a stated exchange ratio (which is generally fixed, but can be adjusted for certain events like stock dividends or stock splits).  Tiptree Financial Inc. is publicly traded on an exchange.  Therefore, beginning June 30, 2013, we calculated the fair value of our investment in Tiptree by using the closing price for Tiptree Financial Inc. and adjusting for the exchange ratio.  During the third quarter of 2014, the Company exchanged the units it held in Tiptree Financial Partners, L.P. into an equivalent number of shares of Tiptree Financial, Inc.  The income and loss recorded on our investment in Tiptree was the result of changes in the value of the shares of Tiptree Financial, Inc.

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

Although the functional currency of Star Asia is U.S. Dollars, the value of our investment in Star Asia was impacted by the fact that Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself does not hedge against currency fluctuations.  Therefore, from time to time, we entered into a Japanese Yen currency hedge.  No Japanese Yen hedge was in place during the three month ended September 30, 2014 because the sale of the Star Asia Group was completed in February 20, 2014.  A Japanese Yen hedge was in place for the three months ended September 30, 2013.  The loss recognized above represents the change in the value of the hedge during that period.

Beginning in the first quarter of 2014, we began investing capital in investments (primarily in CLOs) that we do not manage.  Such investments may become an increasingly important part of our business going forward.  Our focus on CLO investments capitalizes our strengths in structured credit and leveraged finance.  During the three months ended September 30, 2014, we invested an additional $4,469 in two separate CLOs increasing our portfolio of CLO principal investments to $23,052 as of September 30, 2014.  The income of $315 recognized during the three months ended September 30, 2014 is comprised of $618 of investment income, partially offset by $303 of unrealized loss.

Other Income / (loss)

Other income increased by $133 to $543 for the three months ended September 30, 2014, as compared to $410 for the three months ended September 30, 2013. The increase was comprised of (i) an increase of $181 related to revenue share income earned from the Star Asia entities after their sale, partially offset by (ii) a decrease of $48 resulting from all other income.

Operating Expenses

Operating expenses decreased by $8,121, or 42%, to $11,135 for the three months ended September 30, 2014 from $19,256 for the three months ended September 30, 2013. As discussed in more detail below, the change was comprised of (i) a decrease of $4,929 in compensation and benefits; (ii) a decrease of $525 in business development, occupancy, and equipment; (iii) a decrease of $652 in subscriptions, clearing, and execution; (iv) a decrease of $1,899 of professional fee and other operating; and (v) a decrease of $116 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $4,929, or 43%, to $6,600 for the three months ended September 30, 2014 from $11,529 for the three months ended September 30, 2013.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	September 30, 2014	September 30, 2013	Change
Cash compensation and benefits	$6,380	$11,322	$(4,942)
Equity-based compensation	220	207	13
Total	$6,600	$11,529	$(4,929)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits. Cash compensation and benefits decreased by $4,942 to $6,380 for the three months ended September 30, 2014, from $11,322 for the three months ended September 30, 2013. This decrease was a result of a decrease in incentive compensation that tied to revenue and operating profitability as well as the reduction in our headcount in connection with the merger of JVB and CCPR in January 2014. Our total headcount decreased from 189 at September 30, 2013 to 118 at September 30, 2014. From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation increased by $13 to $220 for the three months ended September 30, 2014 from $207 for the three months ended September 30, 2013.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $525, or 37%, to $904 for the three months ended September 30, 2014 from $1,429 for the three months ended September 30, 2013. The decrease was comprised of a decrease of $181 in business development and a decrease of $344 in occupancy and equipment expenses, primarily as a result of the reduction in headcount and offices in connection with the merger of CCPR and JVB.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $652, or 26%, to $1,843 for the three months ended September 30, 2014 from $2,495 for the three months ended September 30, 2013. The decrease was due to a reduction in clearing and execution costs of $171, primarily as a result of lower trading volume, and a decrease in subscriptions of $481, primarily the result of cancellation of subscriptions in connection with the merger of CCPR and JVB.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $1,899, or 55%, to $1,537 for the three months ended September 30, 2014 from $3,436 for the three months ended September 30, 2013. The decrease was the result of a decrease in professional fees of $546 and a decrease in other operating expenses of $1,353.  The decrease in other operating expense includes a decrease in bad debt expense of $1,030 related to an advisory fee receivable that was written off in the three months ended September 30, 2013. In 2013, we wrote off a receivable of $900 that we deemed uncollectable.  Subsequent to that, the client agreed to a payment plan and we have been receiving periodic payments.  Because of the uncertainty of receiving these payments, we have been recognizing the payments as an offset to other operating expenses as received.  During the three months ended September 30, 2014, we received $130 of payments.  The remaining reduction in other operating expenses was primarily due to reduced regulatory and other expenses as a result of the reduction in headcount related to the merger of CCPR and JVB.

Depreciation and Amortization

Depreciation and amortization decreased by $116, or 32%, to $251 for the three months ended September 30, 2014 from $367 for the three months ended September 30, 2013.

Non-Operating Income and Expense

Interest Expense

Interest expense increased by $32, or 3%, to $1,079 for the three months ended September 30, 2014 from $1,047 for the three months ended September 30, 2013. The increase was comprised of (i) an increase of $126 on our junior subordinated notes due to changes in their variable rate; (ii) an increase of $185 related to the issuance of the 8.0% Convertible Notes; partially offset by (iii) a decrease of $223 relating to our New Notes due to the repurchase of New Notes subsequent to June 30, 2013; (iv) a decrease of $56 in other interest expense primarily related to interest related to a legal settlement accrual incurred in the three months ended September 30, 2013; (v) and other decreases of $1.  See note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased by $101, or 100% to $0 for the three months ended September 30, 2014 from $101 for the three months ended September 30, 2013. Income or loss from equity method affiliates represents our share of the related entities’ earnings.

INCOME / (LOSS) FROM EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	September 30, 2014	September 30, 2013	Change
SAA Manager	-	64	(64)
Star Asia Capital Management	-	37	(37)
Total	$-	$101	$(101)

As of September 30, 2014, we had no investments accounted for under the equity method.  See notes 4, 12, and 21 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $1,869 to income tax expense / (benefit) of $62 for the three months ended September 30, 2014 from income tax expense / (benefit) of  ($1,807) for the three months ended September 30, 2013. During the three months ended September 30, 2014, the income tax expense was comprised of (i) $138 of foreign taxes partially offset by (ii) $76 of tax benefit due to changes in our U.S. state effective tax rate. During the three months ended September 30, 2013, the income tax benefit was comprised of (i) a benefit of $316 resulting from a reduction in our U.S. state effective tax rate; (ii) a benefit of $1,402 representing the recognition of a previously unrecognized tax benefit that became effectively settled during the period; and (iii) $89 of other miscellaneous tax benefits.  See note 21 to our consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a more complete description of the Company’s tax attributes and unrecognized tax benefits. Also, see note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding an income tax assessment received by the Company from the Commonwealth of Pennsylvania.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended September 30, 2014 and 2013 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
Three Months Ended September 30, 2014

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(1,662)	$-	$-	$(1,662)	$-	$(1,662)
Income tax expense	-	-	138	138	(76)	62
Net income / (loss) after tax	(1,662)	-	(138)	(1,800)	76	(1,724)
Majority owned subsidiary non-controlling interest	-	-	-	-
Net loss attributable to Operating LLC	(1,662)	-	(138)	(1,800)
Average effective Operating LLC non-controlling interest (1)%				26.06%
Operating LLC non-controlling interest				(469)
Majority owned subsidiary non-controlling interest				-
Total non-controlling interest				$(469)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
Three Months Ended September 30, 2013

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(2,661)	$545	$-	$(2,116)	$-	$(2,116)
Income tax expense	-	(37)	(1,454)	(1,491)	(316)	(1,807)
Net income / (loss) after tax	(2,661)	582	1,454	(625)	316	(309)
Majority owned subsidiary non-controlling interest	-	7	-	7
Net loss attributable to Operating LLC	(2,661)	575	1,454	(632)
Average effective Operating LLC non-controlling interest (1)%				33.54%
Operating LLC non-controlling interest				(212)
Majority owned subsidiary non-controlling interest				7
Total non-controlling interest				$(205)

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through a distribution or a loan. CCFL is regulated by the FCA and must maintain certain minimum levels of capital. See note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

See Liquidity and Capital Resources – Debt Financing and Liquidity and Capital Resources – Contractual Obligations below.

During the third quarter of 2010, our Board of Directors initiated a dividend of $0.05 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, the Company declared a dividend of $0.02 per quarter, which was paid regularly through the third quarter of 2014. The Company’s Board of Directors has the power to decide to increase, reduce, or eliminate dividends in the future. The Company’s Board of Director’s decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our Board of Directors, a pro rata distribution was made to the other members of the Operating LLC upon the payment of dividends to stockholders of the Company.

On October 31, 2014, our Board of Directors declared a cash dividend of $0.02 per share, which will be paid on our common stock on November 28, 2014 to stockholders of record on November 14, 2014.  A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

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

(4) To fund potential dividends and distributions: During the third quarter of 2010 and for each subsequent quarter through September 30, 2014, we have declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of September 30, 2014 and December 31, 2013, we maintained cash and cash equivalents of $7,248 and $13,161, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flow from operating activities	$(800)	$(5,786)
Cash flow from investing activities	(382)	3,433
Cash flow from financing activities	(4,685)	10,258
Effect of exchange rate on cash	(46)	(92)
Net cash flow	(5,913)	7,813
Cash and cash equivalents, beginning	13,161	14,500
Cash and cash equivalents, ending	$7,248	$22,313

 See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Nine Months Ended September 30, 2014

As of September 30, 2014, our cash and cash equivalents were $7,248, representing a decrease of $5,913 from December 31, 2013. The decrease was attributable to the cash used by operating activities of $800, the cash used by investing activities of $382, the cash used by financing activities of $4,685, and the decrease in cash caused by the change in exchange rates of $46.

The cash used by operating activities of $800 was comprised of (a) net cash outflows of $4,532 related to working capital fluctuations; (b) net cash inflows of  $7,800 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash outflows from other earnings items of $4,068 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income or loss from equity method affiliates, equity based compensation, depreciation and amortization, amortization of discount on debt, and impairment of goodwill).

The cash used by investing activities of $382 was comprised of (a) $25,312 of cash used to purchase other investments, at fair value; and (b) $143 of cash used to purchase furniture, equipment, and leasehold improvements; partially offset by (c) $19,924 of net proceeds from the sale of the Star Asia Group (see note 4 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q); (d) $5,082 of proceeds from distributions received, sales, and returns of principal from other investments, at fair value; and (e) $67 in distributions received from equity method affiliates (see note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q).

The cash used in financing activities of $4,685 was comprised of (a) $3,121 for the repayment of debt (see note 14 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q); (b) $79 used to net settle equity awards; (c) $319 of distributions to non-controlling interests related to the Operating LLC; (d) $959 in dividends to shareholders of IFMI; and (e) $207 used to repurchase and retire common stock.

Nine Months Ended September 30, 2013

As of September 30, 2013, our cash and cash equivalents were $22,313, representing a net increase of $7,813 from December 31, 2012. The increase was attributable to the cash used by operating activities of $5,786, the cash provided by investing activities of $3,433, and the cash provided by financing activities of $10,258, and the decrease in cash caused by the change in exchange rates of $92.

The cash used by operating activities of $5,786 was comprised of (a) net cash outflows of $7,995 related to working capital fluctuations; (b)  net cash inflows of $5,516 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) a net cash outflows from other earnings items of $3,307 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income or loss from equity method affiliates, equity based compensation, depreciation and amortization, amortization of discount on debt, and impairment of goodwill).

The cash provided by investing activities of $3,433 was comprised of (a) $679 of cash acquired due to the acquisition of Star Asia Manager; (b) $1,666 of proceeds from sales and returns of principal from other investments, at fair value; (c) $2,888 in distributions received from equity method affiliates; net of (d) $1,064 of cash used to acquire other investments, at fair value, which was comprised of $302 of additional investment in the Star Asia Special Situations Fund and $762 invested in a Japanese Yen currency hedge; (e) $10 of investment in equity method affiliates; and (f) $726 used to purchase furniture, equipment, and leasehold improvements.

The cash provided in financing activities of $10,258 was comprised of (a) $8,248 in proceeds for the issuance of convertible debt; (b) $5,073 in net proceeds from the private placement of equity; net of (c) $907 repayment of debt, which includes $560 related to the Star Asia Manager note payable and $347 related to our subordinated notes payable; (d) $638 in payment of deferred financing costs in connection with the new convertible debt issued; (e) $60 used for the payment of employee tax obligations related to restricted stock vesting; (f) $317 of net redemptions for the redeemable non-controlling interest related to PrinceRidge; (g) $86 of repayments of mandatorily redeemable equity interests related to PrinceRidge; (h) $318 of distributions to non-controlling interests related to the Operating LLC; and (i) $737 in dividends to shareholders of IFMI.

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFL in the United Kingdom. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at September 30, 2014 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)
United States	$262
United Kingdom	1,724
Total	$1,986

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at September 30, 2014, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $10,535. See note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the nine months ended September 30, 2014 and the twelve months ended December 31, 2013 for receivables under resale agreements and securities sold under agreements to repurchase.

	Nine Months Ended September 30, 2014	Twelve Months Ended December 31, 2013
Receivables under resale agreements
Period end	$66,516	$29,395
Monthly average	59,235	83,931
Maximum month end	79,411	101,444
Securities sold under agreements to repurchase
Period end	$66,661	$28,748
Monthly average	59,620	84,402
Maximum month end	78,784	103,806

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

Debt Financing

As of September 30, 2014, we had the following sources of debt financing other than securities financing arrangements: (1)  convertible senior notes, comprised of 8.0% Convertible Notes; and (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I.

See note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		September 30, 2014	December 31, 2013	Interest Rate Terms	Interest (4)	Maturity
Convertible senior notes:
10.50% contingent convertible senior notes (the "New Notes")	$-		$-	$3,115	10.50%	10.50%	May 2014 (1)
8.00% convertible senior notes (the "8.0% Convertible Notes")	8,248		8,248	8,248	8.00%	8.00%	September 2018 (2)
	8,248		8,248	11,363
Junior subordinated notes:
Alesco Capital Trust I	28,125	(3)	11,291	10,697	4.24%	4.24%	July 2037
Sunset Financial Statutory Trust I	20,000	(3)	8,041	7,614	4.39%	4.39%	March 2035
	$48,125		19,332	18,311
Total			$27,580	$29,674

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

Off-Balance Sheet Arrangements

There were no material off balance sheet arrangements as of September 30, 2014.

Contractual Obligations

The table below summarizes our significant contractual obligations as of September 30, 2014 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 8.0% Convertible Notes are not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities and repurchase agreements.

CONTRACTUAL OBLIGATIONS
As of September 30, 2014
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease arrangements	$4,052	$2,001	$1,304	$442	$305
Maturity of 8.0% Convertible Notes (1)	8,248	-	-	8,248	-
Interest on 8.0% Convertible Notes (1)	2,664	669	1,338	657	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	45,374	2,068	4,136	4,136	35,034
	$108,463	$4,738	$6,778	$13,483	$83,464

 (1)Assumes the 8.0% Convertible Notes are not converted prior to maturity.

(2)The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 4.2351% (based on a 90-day LIBOR rate as of September 30, 2014 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 4.3851% (based on a 90-day LIBOR rate as of September 30, 2014 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions that are repurchase agreements where the maturity of the security transferred as collateral matches the maturity of the repurchase agreement. According to the new guidance, all repurchase-to-maturity transactions will be accounted for as secured borrowing transactions in the same way as other repurchase agreements rather than as sales of a financial asset and forward commitment to repurchase.  The amendments also change the accounting for repurchase financing arrangements, which are transactions involving the transfer of a financial asset to a counterparty executed contemporaneously with a reverse repurchase agreement with the same counterparty.  Under the new guidance, all repurchase financings will now be accounted for separately, which will result in secured lending accounting for the reverse repurchase agreement.  The guidance also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014 with early adoption prohibited.  An entity will be required to present changes in accounting for all outstanding repurchase-to-maturity transactions and repurchase financing arrangements as a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The disclosures for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015.  We will adopt the provisions of this ASU effective January 1, 2015 and are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which provides a measurement alternative for an entity that consolidates collateralized financing entities.  A collateralized financing entity is a variable interest entity with nominal or no equity that holds financial assets and issues beneficial interests in those financial assets.  The beneficial interests, which are financial liabilities of the collateralized financing entity, have contractual recourse only to the related assets of the collateralized financing entity. If elected, the alternative method results in the reporting entity measuring both the financial assets and financial liabilities of the collateralized financing entity using the more observable of the two fair value measurements, which effectively removes measurement differences between the financial assets and financial liabilities of the collateralized financing entity previously recorded as net income (loss) attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings. The reporting entity continues to measure its own beneficial interests in the collateralized financing entity (other than those that represent compensation for services) at fair value.  The ASU is effective for annual periods and interim periods with those annual periods beginning after December 15, 2015.  A reporting entity may apply the ASU using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption.  A reporting entity may also apply the ASU retrospectively to all relevant prior periods beginning with the annual period in which ASU No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, was adopted. Early adoption is permitted.  We are currently evaluating the potential impact on its consolidated financial statements and related disclosures.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to the Company’s consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2013. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the nine months ended September 30, 2014, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of September 30, 2014, we would incur a loss of $5,817 if the yield curve rises 100 bps across all maturities and a gain of $5,810 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment that is denominated in Euros.  The fair value of this investment is subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of September 30, 2014, our equity price sensitivity was $643 and our foreign exchange currency sensitivity was $383.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of September 30, 2014, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $3,154 as of September 30, 2014.

Counterparty Risk and Settlement Risk

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Incorporated by reference to the headings titled “Legal and Regulatory Proceedings” in note 18 to the consolidated financial statements include in Item 1 in this Quarterly Report on Form 10-Q.

Item  1A.Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 that could materially and adversely affect our business, financial condition, and results of operations. Other than set forth below, the risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2013.

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

While the CLO vehicles we target generally enable an investor to acquire interests in a pool of senior loans without the expenses associated with directly holding the same investments, the CLO will pay its expenses, including trustee and rating agency fees, prior to any distributions to the holder of the CLO equity.  Although it is difficult to predict whether the prices of indices and securities underlying CLO vehicles will rise or fall, these prices (and, therefore, the prices of the CLO vehicles) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally.  The failure by a CLO vehicle in which we invest to satisfy financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us.  In the event that a CLO vehicle fails certain tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO vehicle or any other investment we may make.

The interests we have acquired in CLO vehicles are generally thinly traded or have only a limited trading market.  CLO vehicles are typically privately offered and sold, even in the secondary market.  As a result, investments in CLO vehicles may be characterized as illiquid securities.  In addition, investing in CLO vehicles carries additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the fact that our investments in CLO equity will be subordinate to other classes of note tranches; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO vehicle or unexpected investment results.  Our total equity may also decline over time if our principal recovery with respect to CLO equity investments is less than the price that we paid for those investments.

If we are unable to manage any of these risks effectively, our results of operations and cash flows could be materially and adversely affected.

Item  2.Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum Dollar
				Value
				of Shares
			Total Number of	that May Yet be
	Total	Average	Shares Purchased	Purchased Under
	Number of	Price	as Part of	the
	Shares	Paid Per	Publicly Announced	Plans or
Period	Purchased	Share	Plans or Programs	Program (1)
July 1, 2014 to July 31, 2014	-	$-	-	$45,815,766
August 1, 2014 to August 31, 2014	100,000	2.07	100,000	45,608,766
September 1, 2014 to September 30, 2014	-	-	-	45,608,766
Total	100,000	$2.07	100,000

(1)

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

10.1

Share Purchase Agreement, dated as of August 19, 2014, by and between IFMI, LLC and C&Co Europe Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Institutional Financial Markets, Inc., filed with the Securities and Exchange Commission on August 22, 2014).

10.2

Guaranty Agreement, dated as of August 19, 2014, by Daniel G. Cohen in favor of IFMI, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Institutional Financial Markets, Inc., filed with the Securities and Exchange Commission on August 22, 2014).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2014 and 2013, (iii) the Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2014, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014, and 2013, and (v) Notes to Consolidated Financial Statements.**

*Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 17 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

**Filed herewith.

***Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Institutional Financial Markets, Inc.

	By:	/s/ LESTER R. BRAFMAN

Lester R. Brafman
Date: November 3, 2014		Chief Executive Officer

Institutional Financial Markets, Inc.

	By:	/s/ JOSEPH W. POOLER, JR.

Joseph W. Pooler, Jr.
Date: November 3, 2014		Executive Vice President, Chief Financial Officer and Treasurer