Form 10-K
period 2014-12-31
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2015-03-09
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files,    Yes  ☒    No  ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ◻    No  ☒

As of June 30, 2014, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $19.6 million.

As of March 4, 2015, there were 15,382,811 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

•losses (whether realized or unrealized) on our principal investments, including on our collateralized loan obligation investments:

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

•the inability to close the previously announced sale of our European business;

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

PART I

ITEM  1.BUSINESS.

INFORMATION REGARDING INSTITUTIONAL FINANCIAL MARKETS, INC.

Overview

We are a financial services company specializing in credit-related fixed income investments. We were founded in 1999 as an investment firm focused on small-cap banking institutions, but have grown to provide an expanding range of capital markets, investment banking, and asset management solutions to institutional investors, corporations, and other small broker-dealers. Our business segments are Capital Markets, Principal Investing, and Asset Management. Our Capital Markets business segment consists of credit-related fixed income sales, trading, and financing as well as new issue placements in corporate and securitized products and advisory services, operating primarily through our subsidiaries, JVB in the United States and CCFL in Europe. In January 2014, FINRA approved the consolidation of our two domestic broker-dealer subsidiaries, CCPR and JVB, into a single broker-dealer subsidiary, which resulted in one broker-dealer subsidiary in the United States operating as JVB. Our Principal Investing business segment has historically been comprised primarily of our investments in the investment vehicles we manage. Beginning in 2014, our Principal Investing segment has invested available capital outside of the investment vehicles that we manage, which has consisted primarily of investments in collateralized loan obligations (“CLOs”). Our Asset Management business segment manages assets through investment vehicles, such as collateralized debt obligations (“CDOs”), permanent capital vehicles, and managed accounts. As of December 31, 2014, we had approximately $4.3 billion of assets under management (“AUM”) in credit-related fixed income assets in a variety of asset classes including United States and European bank and insurance trust preferred securities (“TruPS”) and European corporate loans. Almost all of our AUM, 99.7%, was in CDOs we manage, which were all securitized prior to 2008.

In February 2014, we announced the sale of all of our interests in the Star Asia Group (as defined below) for $20.0 million and a 15% revenue share of certain Star Asia Group management companies, which will last for a period of at least four years. The Star Asia Group included: our 28% interest in Star Asia Finance, Limited (“Star Asia”); our 100% interest in Star Asia Management Ltd. (“Star Asia Manager”), the manager of Star Asia; our 2.2% interest in Star Asia Japan Special Situations LP (the “Star Asia Special Situations Fund”); our 33.3% interest in Star Asia Advisors, Ltd. (“SAA Manager”), the manager of the Star Asia Special Situations Fund; our 33.3% interest in Star Asia Partners Ltd. (“SAP GP”), the general partner of the Star Asia Special Situations Fund; and our 33.3% interest in Star Asia Capital Management, LLC (“Star Asia Capital Management”), the manager of the entity that owns a portfolio of multifamily residential properties located in Japan.

In August 2014, we announced that we had entered into a definitive agreement to sell our European operations to an entity controlled by Daniel G. Cohen, the Vice Chairman of our Board of Directors and the President and Chief Executive of our European operations (the “European Transaction”). The purchase price for our European operations of $8.7 million consists of an upfront payment of $4.75 million (subject to adjustment) and $3.95 million to be paid over four years. Upon closing, we will also enter into a non-cancellable trust deed agreement with one of the entities included in the sale of our European operations (the manager of Munda CLO I B.V. (f/k/a Neptuno CLO III B.V.) (“Munda CLO”)), which will result in our retaining the right to substantially all revenues from the management of Munda CLO, as well as the proceeds from any potential future sale of the Munda CLO management agreement. Under the definitive terms of the agreement, we will divest all of our European operations, including asset management and capital markets activities through offices located in London, Paris, and Madrid, which involves approximately 30 employees. As part of the transaction Mr. Cohen will resign as President and Chief Executive of our European operations and will receive no severance or other termination benefits. Mr. Cohen will remain Vice Chairman of the Company’s Board of Directors and its largest shareholder. The European Transaction is subject to regulatory approval by the Financial Conduct Authority (“FCA”) in the United Kingdom, and is expected to close in the first half of 2015. The combined European business to be sold, excluding the revenues and expenses related to Munda CLO I, accounted for approximately $8,869 of revenue for the year ended December 30, 2014, and $1,858 of operating loss for the year ended December, 2014, and included approximately $2,072 of net assets as of December 31, 2014.

IFMI’s European asset management business to be sold as part of the European Transaction includes management agreements for the Dekania Europe I, II, and III CDOs, several European managed accounts, and a European investment fund. As of December 31, 2014, these European assets under management totaled approximately $0.9 billion, which represented 20% of IFMI’s total assets under management. Although the manager of Munda CLO will be part of the transferred business, the Munda CLO management agreement will be held in trust for the benefit of IFMI. As of December 31, 2014, the Munda CLO assets under management totaled approximately $0.7 billion, which represented 17% of IFMI’s total assets under management. IFMI’s European capital markets business consists of credit-related fixed income sales, trading, and financing as well as new issue placements in corporate and securitized products and advisory services, operating primarily through IFMI’s subsidiary, CCFL.

Financial information concerning our business segments is set forth in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 41 and note 27 to our consolidated financial statements included in this Annual Report on Form 10-K. For more information regarding our geographic locations, see Item. 2 Properties, below, and note 27 to our consolidated financial statements included in this Annual Report on Form 10-K.

Capital Markets

Our Capital Markets business segment consists primarily of credit-related fixed income sales, trading, and financing as well as new issue placements in corporate and securitized products and advisory services operated through our subsidiaries, JVB in the United States and CCFL in Europe. At the beginning of 2011, we closed our acquisition of JVB Holdings, the parent company of JVB, a Boca Raton, Florida-based fixed income broker-dealer that specializes in small size transactions in certificates of deposit (“CDs”), corporate bonds, mortgage-backed securities (“MBS”), structured products, municipal securities, and U.S. government agency securities primarily within the dealer market. In May 2011, we contributed a substantial part of our non-JVB Capital Markets business segment to PrinceRidge, CCPR’s parent company, in exchange for an approximate 70% ownership interest in PrinceRidge, a New York-based financial services firm comprised of an investment banking group and a sales and trading group. During 2012 and 2013, our ownership interest in PrinceRidge increased to 100% with the repurchase of all of PrinceRidge’s minority partner ownership interests therein. Through the acquisitions of JVB and PrinceRidge, we acquired complementary businesses. In the later part of 2013, we made the decision to combine CCPR and JVB into one broker-dealer. The combination was completed in January 2014. As a result, our combined broker-dealer subsidiary in the United States now operates under the JVB brand.  JVB focuses on mortgages, rates, corporate, and structured products in the wholesale and institutional marketplaces, as well as providing financing and advisory services.

Historically, our Capital Markets business segment has included the following U.S. broker-dealers: Cohen & Company Securities, LLC (“CCS”), Cohen & Company Capital Markets, LLC (“CCCM”), CCPR, and JVB. We acquired CCCM (formerly known as Fairfax, LLC) in 2010 primarily to avail ourselves of an existing clearing relationship. In May 2011, CCCM became a wholly-owned subsidiary of PrinceRidge and in February 2012, PrinceRidge merged CCCM into CCPR. CCPR operated under our PrinceRidge subsidiary until the merger with JVB became effective in January 2014. JVB operates under our JVB Holdings subsidiary. CCS was our legacy broker-dealer that was registered under the Exchange Act and was a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Industry Protection Corporation (“SIPC”) until it filed a Form BDW in September 2012 seeking to withdraw all of its registrations with the Securities and Exchange Commission (“SEC”) and from each jurisdiction in which it was licensed or registered as a securities broker-dealer, as well as its membership in FINRA, the NASDAQ Stock Market, and the International Securities Exchange. CCS’ withdrawal from all such regulatory authorities became effective in November 2012. CCS has conducted no securities-related business activities since May 2011. Currently, JVB is our sole operating U.S. broker-dealer subsidiary. In addition, our European subsidiary, CCFL, is regulated by the FCA in the United Kingdom.

Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds and loans, asset-backed securities (“ABS”), MBS, residential mortgage-backed securities (“RMBS”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, Small Business Administration loans (“SBA loans”), U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks and, hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We had offered execution and brokerage services for equity derivative products until December 31, 2012, when we sold our equity derivatives brokerage business to a new entity owned by two of our former employees. See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

In addition, JVB has a funding desk that acts as an intermediary between borrowers and lenders of short-term funds and provides funding for various inventory positions through the use of repurchase agreements. In 2012, a trading desk for “to-be-announced” securities (“TBAs”) was established. TBAs are forward mortgage-backed securities whose collateral remain unknown until just prior to the trade settlement. The forward collateral types are exclusively issued by United States government agencies, such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Government National Mortgage Association (“Ginnie Mae”). The objective of the TBA business is to provide liquidity to institutional mortgage originators who hedge their mortgage pipelines. In addition to providing credit for MBS trading lines, JVB offers hedging strategies, trading of specified pools, and financing for qualified originators. The TBA desk offers a wide range of solutions for institutional clients seeking to enhance mortgage pipeline execution and overall portfolio profitability.

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

In early 2008, our management team made the strategic decision to restructure our Capital Markets business model from exclusively focusing on TruPS and structured credit products to a more traditional fixed income broker-dealer platform with more diversified revenue streams primarily from trading activity. Over the past several years, we have hired many sales and trading professionals with expertise in areas that complement our core competency in structured credit. In 2011, our acquisitions of JVB and PrinceRidge further expanded our Capital Markets platform. As a result of these acquisitions, offset by subsequent downsizings, our Capital Markets staffing increased from six sales and trading professionals at the beginning of 2008, to over 230 professionals in mid-2011, and decreased to approximately 78 professionals as of December 31, 2014. We continue to explore opportunities to add complementary distribution channels, hire experienced talent, expand our presence across asset classes, and bolster the service capabilities of our Capital Markets business segment.

Our Capital Markets business segment generates revenue through the following activities: (1) trading activities, which include execution and brokerage services, securities lending activities, riskless trading activities as well as gains and losses (unrealized and realized), and income and expense earned on securities classified as trading, (2) new issue and advisory revenue comprised of (a) origination fees for corporate debt issues originated by us, (b) revenue from advisory services, and (c) new issue revenue associated with arranging and placing the issuance of newly created financial instruments. Our Capital Markets business segment has offices in Boca Raton, Charlotte, Cold Spring Harbor (New York), Hunt Valley (Maryland), London, New York, Paris, and Philadelphia.

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

During the first quarter of 2014, we stopped providing investment banking and advisory services in the United States as a result of the loss of certain of JVB’s former employees. Currently, JVB’s primary source of new issue revenue is our SBA group’s participation in COOF Securitizations, defined as SBA Confirmation of Originator Fee Certificates (“COOF”). The SBA secondary market program allows for the purchaser of a SBA loan certificate to “strip” a portion of the interest rate from a guaranteed loan portion, creating what is called an originator fee or interest only strip. This enhances the ability of SBA pool assemblers to securitize the guaranteed portion of loans that do not have the same interest rate. Our SBA group’s participation in this area has grown over the past year.

Principal Investing

Our Principal Investing business segment has historically been comprised of investments in the investment vehicles we manage, as well as investments in certain other structured products, and the related gains and losses that they generate. After the sale of our interests in the Star Asia Group in February 2014 as discussed above, we refocused our Principal Investing portfolio on products that we do not manage, which has consisted primarily of investments in CLO securities. During 2014, we made investments in ten separate CLOs that were not sponsored by us. As of December 31, 2014, our Principal Investing portfolio was valued at $28.4 million and included investments in ten CLOs (valued at $21.5 million), EuroDekania (Cayman) Ltd. (“EuroDekania”) (valued at $3.7 million), Tiptree Financial Inc. (“Tiptree”) (valued at $2.5 million), and other securities (valued at $0.7 million).

A description of our Principal Investments as of December 31, 2014 is set forth below.

Investments in CLO Securities. After the sale of our interests in the Star Asia Group as discussed above, we refocused our Principal Investing portfolio on products that we do not manage, which has consisted primarily of investments in CLO securities. Our focus on CLO investments capitalizes on our strengths in structured credit and leveraged finance. During 2014, we made investments in ten separate CLOs that were not sponsored by us, which aggregated to over $25 million, and sold one of the CLO investments for a small gain. Each of our 2014 purchases of CLO securities ranged in size from approximately $1.75 million to $3.0 million. In addition, we reclassified one legacy investment in a CLO that we previously managed from trading securities to our Principal Investing portfolio. Of these ten CLO investments, nine represent investments in equity, the most junior tranche of the CLO. The value of these investments is impacted by the performance of the underlying loans in these CLOs as well as the overall CLO market. During 2014, we recorded $0.1 million of investment losses on our investments in these CLO securities, which was comprised of realized losses of $0.1 million and unrealized losses of $1.6 million, partially offset by income of $1.6 million. As of December 31, 2014, our investments in ten CLO securities had approximately $21.5 million in fair value.

EuroDekania. EuroDekania is a Cayman Islands exempted company that is externally managed by CCFL.  EuroDekania has invested in hybrid capital securities of European banks and insurance companies, commercial mortgage backed securities (“CMBS”), RMBS, and widely syndicated leverage loans. We made an initial investment of €5.3 million in EuroDekania in its initial private offering of securities in March 2007. In August 2010, May 2011, June 2011, November 2012, and December 2013, we purchased an additional $0.3 million, $0.4 million, $0.1 million, $15 thousand, and $1.0 million, respectively, in secondary trades. In addition to changes in the NAV of the entity, the value of our investment is impacted by changes in the U.S. dollar-Euro currency exchange rate due to the fact that our investment in EuroDekania is denominated in Euros. During 2014, we put in place Euro-based foreign currency forward contracts to partially hedge fluctuations in the investment value of EuroDekania. As December 31, 2014, we had outstanding Euro-based foreign currency forward contracts with a notional amount of 3 million Euros. We recorded $0.2 million of investment gains related to our investment in these forward contracts during 2014. During 2014, we recorded $1.8 million of investment gains on our investment in EuroDekania. As of December 31, 2014, we owned approximately 17% of EuroDekania, and our 2.5 million shares of EuroDekania were valued at $3.7 million. Our investment in EuroDekania is not included in the pending European Transaction, although the EuroDekania management contract held by CCFL is included in the pending European Transaction.

MFCA/Tiptree. Muni Funding Company of America, LLC (“MFCA”) was a Delaware limited liability company that we managed until March 18, 2009, when we assigned our management agreement with MFCA to a third party. MFCA primarily invested in securities exempt from United States federal income taxes directly or through structured tax-exempt pass-through vehicles which are similar in nature to CDOs, as well as other structured credit entities. MFCA began operations in June 2007 when it raised approximately $159 million of net proceeds from a private offering of securities, of which we invested $5.0 million. In June 2009, MFCA completed a rights offering in which we invested $0.6 million. In June 2011, MFCA was merged into Tiptree Financial Partners, L.P., and our investment in MFCA was converted into an interest in Tiptree Financial Partners, L.P. In mid-2013, Tiptree Financial Partners, L.P. completed a transaction with its publicly-traded, majority-owned subsidiary, Care Investment Trust Inc., which combined their businesses into a single operating company. In connection with the closing of this transaction, the company, formerly known as Care Investment Trust Inc., changed its name to “Tiptree Financial Inc.”  Tiptree Financial Inc. (“Tiptree”) (NASDAQ: TIPT), a Maryland corporation, is a diversified financial services holding company that was organized in 2007 and primarily focuses on the acquisition of majority control equity interests in financial services businesses. During the third quarter of 2014, we exchanged the units we held in Tiptree Financial Partners, L.P. into an equivalent number of shares of Tiptree Financial, Inc.

As of December 31, 2014, we owned approximately 1% of Tiptree’s outstanding shares, and our 305,144 shares of Tiptree were valued at $2.5 million. During 2014, we recorded $0.2 million of investment gains on our investment in Tiptree.

Other Securities. We have invested in various original issuance securities of the deals we have sponsored and certain other deals that we have not sponsored. We have also received options or warrants in publicly traded securities as payment for certain investment banking services that we have provided. During 2014, we recorded $0.3 million of investment gains on these other legacy securities. As of December 31, 2014, we had approximately $0.7 million in fair value of these other legacy securities.

Asset Management

Our Asset Management business segment has managed assets within a variety of investment vehicles, including CDOs, permanent capital vehicles, managed accounts, and investment funds. We earn management fees for our ongoing asset management services provided to these investment vehicles, which may include fees both senior and subordinate to the securities issued by the investment vehicles. Management fees are based on the value of the AUM or the investment performance of the vehicle, or both. As of December 31, 2014, we had $4.3 billion in AUM, of which 99.7% was in CDOs we manage. Upon the closing of the pending European Transaction, we will no longer manage approximately $1.6 billion, or 36%, of this AUM.

Our AUM increased from $965.8 million at December 31, 2003, to $4.3 billion at December 31, 2014, but has declined year-to-year since 2007. AUM refers to assets under management, and equals the sum of: (1) the gross assets included in the CDOs that we have sponsored and/or manage; plus (2) the net asset value (“NAV”) of the permanent capital vehicles and investment funds we manage; plus (3) the NAV of other managed accounts. Our calculation of AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to any definition of AUM that may be used in our management agreements.

Currently, almost all of our AUM is in CDOs that we manage. A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes secured by the assets. In the event of a default, the lender will have recourse only to the assets securing the loan. We have originated assets for, served as co-placement agent for, and continue to manage this type of investment vehicle, which is generally structured as a trust or other special purpose vehicle. In addition, we invested in some of the debt and equity securities initially issued by certain CDOs, gains and losses of which are part of our Principal Investing business segment.

These structures can hold different types of securities. Historically, we have focused on the following asset classes: (1) United States and European bank and insurance TruPS and subordinated debt; (2) United States ABS, such as MBS and commercial real estate loans; (3) United States and European corporate loans; and (4) United States obligations of non-profit entities.

The credit crisis caused available liquidity, particularly through CDOs and other types of securitizations, to decline precipitously. Our ability to accumulate assets for securitization effectively ended with the market disruption. We securitized $14.8 billion of assets in 16 trusts during 2006; $17.8 billion of assets in 16 trusts during 2007; $400 million of assets in one trust during 2008; and zero assets in zero trusts during 2009 through 2014.

We generate asset management revenue for our services as asset manager. Many of our sponsored CDOs, particularly those where the assets are bank TruPS and ABS, have experienced asset deferrals, defaults, and rating agency downgrades that reduce our management fees. In 16 out of 19 of our ABS deals, the extent of the deferrals, defaults, and downgrades caused credit-related coverage tests to trigger an event of default. Under an event of default, the senior debt holders in the structure can generally force a liquidation of the entity. To date, 13 of our ABS structures have been liquidated following an event of default, and we transferred the collateral management agreements of another five ABS deals to unrelated third parties, leaving us with only one ABS structure under management. In addition, many of the CDOs we manage have experienced high enough levels of deferrals, defaults, and downgrades to reduce our subordinated management fees to zero. In a typical structure, any failure of a covenant coverage test redirects cash flow to pay down the senior debt until compliance is restored. If compliance is eventually restored, the entity will resume paying subordinated management fees to us, including those that accrued but remained unpaid during the period of non-compliance.

As of December 31, 2014, we had four subsidiaries that act as collateral managers and investment advisors to the CDOs that we manage. With the exception of CCFL, these entities are registered investment advisors under the Investment Advisers Act of 1940 (the “Investment Advisers Act”). CCFL is regulated by the FCA.

Subsidiary	Product Line	Asset Class
Cohen & Company Financial Management, LLC	Alesco	Bank and insurance TruPS, subordinated debt of primarily U.S. companies
Dekania Capital Management, LLC	Dekania Europe 1 & 2	Bank and insurance TruPS, subordinated debt of primarily European companies
CCFL	Munda CLO, Dekania Europe 3	Corporate loans, broadly syndicated leverage loans, bank and insurance TruPS and subordinated debt, commercial real estate debt of primarily European companies
Cira SCM, LLC	Kleros	ABS

The chart below shows changes in our AUM by product line for the last five years.

ASSETS UNDER MANAGEMENT
(Dollars in Millions)
	2014	2013	2012	2011	2010
Alesco (1)	$2,704	$2,716	$2,623	$2,609	$2,845
Dekania U.S. (2)	-	463	514	543	604
Dekania Europe (3) (4)	820	984	975	1,346	1,423
Kleros (5) (6)	36	353	1,114	2,533	3,955
Libertas (5) (6)	-	10	21	20	76
Munda (3) (7)	723	851	805	809	827
Total CDO AUM	4,283	5,377	6,052	7,860	9,730
Permanent Capital Vehicles, Investment Funds and Other (8)	14	318	274	203	589
Total AUM	$4,297	$5,695	$6,326	$8,063	$10,319

(1)On July 29, 2010, we completed the sale of our Alesco X-XVII contracts to an unrelated third party. For more information see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 41. During 2014, we entered into a sub-advisory agreement to employ Mead Park Advisors, LLC to render advice and assistance with respect to collateral management services to the Alesco portfolios.  See note 29 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)During 2014, the two Dekania U.S. deals liquidated after successful auctions.

(3)Dekania Europe and Munda portfolios are denominated in Euros. For purposes of the table above they have been converted to U.S. dollars at the prevailing exchange rates at the points in time presented. Upon the closing of the pending European Transaction, the Dekania Europe deals and Munda CLO will no longer be counted as part of our AUM.

(4)During the third quarter of 2012, we resigned as asset manager of the Xenon deal and agreed to forego certain collateral manager rights that were unique to this CDO, related to the auction provisions.

(5)On March 29, 2011, we completed the sale of our investment advisory agreements relating to a series of closed-end distressed debt funds, known as the Deep Value funds, and certain separately managed accounts to a new entity owned by two of our former employees, known as Strategos Capital Management, LLC. At the same time, we changed the name of our wholly owned subsidiary that previously served as the investment advisor from Strategos Capital Management, LLC to Cira SCM, LLC. This entity still serves as the collateral manager for one Kleros deal. In connection with the transaction, we entered into a sub-advisory agreement to employ Strategos Capital Management, LLC to render advice and assistance with respect to collateral management services to the Kleros and Libertas portfolios, which was terminated during 2014.

(6)During 2013 and 2014, we resigned as collateral manager of three of the Kleros deals and two of the Libertas deals. For the Kleros deals, our resignations were effective in August 2013, June 2014, and July 2014. For the Libertas deals, our resignations were effective in February 2014 and June 2014. As of December 31, 2014, we were collateral manager of only one Kleros deal.

(7)Prior to August 2012, we served only as the junior manager of the Munda CLO and we shared the management fees equally with the lead manager. In August 2012, we became lead manager (and remained as junior manager). Subsequent to becoming the lead manager, we earn all of the management fees related to the Munda CLO. Upon the closing of the pending European Transaction, the revenue IFMI receives from the Munda CLO will be classified as Other Revenue instead of Asset Management Revenue.

(8)In February 2014, we announced the completion of the sale of our ownership interests in the Star Asia Group, which accounted for $282 million of our AUM as of December 31, 2013. See note 31 to our consolidated financial statements included in this Annual Report on Form 10-K.

A description of our CDO product lines that were under management as of December 31, 2014 is set forth below.

Alesco and Dekania. As of December 31, 2014, we managed nine Alesco deals and three Dekania Europe deals, which were initially securitized during 2003 to 2007. Cohen & Company Financial Management, LLC manages our Alesco platform. Dekania Capital Management, LLC manages the first two Dekania Europe deals that were issued. CCFL manages the third Dekania Europe deal that was issued. During 2014, the two Dekania U.S. deals, which were managed by Cohen & Company Financial Management, LLC, were liquidated after successful auctions. We have four professionals who are primarily focused on these programs. During 2014, we entered into a sub-advisory agreement to employ Mead Park Advisors, LLC to render advice and assistance with respect to collateral management services to the Alesco and Dekania U.S. portfolios. Upon the closing of the pending European Transaction, approximately $820 million of AUM from the three Dekania Europe CDOs will no longer be part of our AUM.

In general, our Alesco and Dekania Europe deals have the following terms. We receive senior and subordinate management fees, and there is a potential for incentive fees on certain deals if equity internal rates of return are greater than 15%. We can be removed as manager without cause if 66.7% of the rated note holders voting separately by class and 66.7% of the equity holders vote to remove us, or if 75% of the most senior note holders vote to remove us when certain over-collateralization ratios fall below 100%. We can be removed as manager for cause if a majority of the controlling class of note holders or a majority of equity holders vote to remove us. “Cause” includes unremedied violations of the collateral management agreement or indenture, defaults attributable to certain actions of the manager, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution. There is a non-call period for the equity holders, which ranges from three to six years. Once this non-call period expires, a majority of the equity holders can trigger an optional redemption as long as the liquidation of the collateral generates sufficient proceeds to pay all principal and accrued interest on the rated notes and all expenses. In ten years from closing, an auction call will be triggered if the rated notes have not been redeemed in full. In an auction call redemption, an appointee will conduct an auction of the collateral, which will only be executed if the highest bid results in sufficient proceeds to pay all principal and accrued interest on the rated notes and all expenses. If the auction is not successfully completed, all residual interest that would normally be distributed to equity holders will be sequentially applied to reduce the principal of the rated notes. Any failure of an over-collateralization coverage test redirects interest to paying down notes until compliance is restored. The securities mature 30 years from closing. An event of default will occur if certain over-collateralization ratios drop below 100%. While an event of default exists, a majority of the senior note holders can declare the principal and accrued and unpaid interest immediately due and payable.

Munda. CCFL acts as lead and junior investment manager to the Munda CLO, a limited liability company incorporated under the laws of the Netherlands. In September 2012, CCFL assumed the lead investment management role from a large European bank. In conjunction with assuming the lead investment management role, CCFL hired a team of ten asset management professionals (of which 8 remain) who are located in Madrid, Spain. Munda CLO is comprised of broadly syndicated corporate loans primarily of European companies. Munda CLO was initially securitized in December 2007. Upon the closing of the pending European Transaction, approximately $723 million of AUM from the Munda CLO will no longer be part of our AUM, although we will retain the right to substantially all revenues from the management of Munda CLO, as well as the proceeds from any potential future sale of the Munda CLO management agreement.

In general, Munda CLO has the following terms. We receive senior and subordinate management fees, and there is no potential to earn incentive fees. We cannot be removed as investment manager without cause. We can be removed as investment manager for cause if 66.7% of the senior note holders and 66.7% of the equity holders vote to remove us. Cause includes unremedied violations of the collateral management agreement or trust deed, breach of the collateral management agreement that is not cured within 30-60 days, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution, and certain key man provisions. There is a six year reinvestment period after closing during which the manager may sell and purchase collateral for the deal. After the last day of the reinvestment period, collateral principal collections will be applied to pay down the notes sequentially. There is a three year non-call period for the equity holders. Once this non-call period is over, a majority of the equity holders can trigger an optional redemption as long as the liquidation of collateral generates sufficient proceeds to cover all principal and accrued interest on the rated notes and all expenses. Any failure of over-collateralization coverage tests redirects interest to pay down notes until compliance is restored. Any failure of interest diversion tests during the reinvestment period redirects interest to purchasing collateral until compliance is restored. The maturity of the securities is 17 years from closing. An event of default will occur if certain over-collateralization ratios drop below 100%. While an event of default exists, a majority of the senior note holders can declare the principal and accrued and unpaid interest immediately due and payable.

A description of our other investment vehicles that were under management as of December 31, 2014 is set forth below.

EuroDekania.  EuroDekania is a Cayman Islands exempted company that is externally managed by CCFL. In December 2013, as a cost savings measure, EuroDekania was restructured from a Guernsey closed end fund to a Cayman Islands exempted company. CCFL is entitled to receive an annual management fee of 0.50% of the gross equity of EuroDekania. This management fee is reduced, but not below zero, by EuroDekania’s proportionate share of the amount of any CDO collateral management fees that are paid to CCFL and its affiliates in connection with EuroDekania’s investment in CDOs managed by CCFL based on the percentage of equity EuroDekania holds in such CDOs. CCFL has not received any management fee since 2008, when EuroDekania invested in Munda CLO. Currently, EuroDekania is not making new investments, and has no plans to make new investments. As cash is received from current investments, it has been returned to EuroDekania’s shareholders.

EuroDekania has invested in hybrid capital securities of European banks and insurance companies, commercial mortgage backed securities, RMBS, and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros or British Pounds. EuroDekania began operations in March 2007 when it raised approximately €218 million in net proceeds from a private offering of securities, of which we invested €5.3 million. In addition, we made follow-on investments in EuroDekania through secondary trades of $0.3 million in August 2010, $0.4 million in May 2011, $0.1 million in June 2011, $15 thousand in November 2012, and $1.0 million in December 2013.

Our Vice Chairman (formerly our Chairman and Chief Executive Officer), Daniel G. Cohen, served as one of five members of the board of directors of EuroDekania until December 18, 2013 when EuroDekania and its board of directors were restructured. As of

December 31, 2014, we owned approximately 17% of EuroDekania’s outstanding shares, which were valued at $3.7 million. At December 31, 2014, EuroDekania had an estimated NAV of $22.4 million.

The EuroDekania management contract held by CCFL is part of the pending European Transaction, although our investment in EuroDekania is not.

Managed Accounts.  We provide investment management services to a number of separately managed accounts. Part of our European CDO team has transitioned to providing investment management services primarily to European family offices, high net worth individuals, and asset managers. The investment focus is on CDO notes and debt instruments where the investment managers have relevant expertise. For these services, we are paid gross annual base management fees of approximately 1.5% plus a gross annual performance fee of 20% of cash-on-cash returns in excess of an 8% hurdle. There is also an early redemption fee if any of the clients were to terminate their arrangement within the first five years of the relationship. AUM of these European managed accounts was $13.7 million at December 31, 2014. These European managed accounts will be sold as part of the pending European Transaction.

PriDe Fund.  In July 2014, CCFL became the investment advisor of a newly created French investment fund with total commitments of €238 million (the “PriDe Fund”). The PriDe Fund expects to earn investment returns by investing in a diversified portfolio of debt securities issued by small and medium sized European insurance companies. The PriDe Fund has an initial investment period of two years and a maturity date of July 2026. CCFL will earn management fees and performance fees if returns exceed certain thresholds. CCFL did not earn any revenue from the PriDe Fund through December 31, 2014. We have not made an investment, nor do we expect to make any investment, in the PriDe Fund. The management contract of the PriDe Fund will be sold in the pending European Transaction.

Employees

As of December 31, 2014, we employed a total of 111 full time professionals and support staff. This number includes 68 employees of our JVB subsidiary, 10 employees of our European Capital Markets business segment, one employee of our U.S. Asset Management business segment, 16 employees of our European Asset Management business segment, 12 employees of our U.S. support services group, and four employees of our European support services group. Upon the completion of the pending European Transaction, our total number of employees is expected to decrease by 30 employees.  We consider our employee relations to be good and believe that our compensation and employee benefits are competitive with those offered by other securities firms. None of our employees is subject to any collective bargaining agreements. Our core asset is our professionals, their intellectual capital, and their dedication to providing the highest quality services to our clients. Prior to joining us, members of our management team held positions with other leading financial services firms, accounting firms, law firms, investment firms, or other public companies. Lester R. Brafman and Joseph W. Pooler, Jr. are our executive operating officers, and biographical information relating to each of these officers is incorporated by reference in “Part III — Item 10 — Directors, Executive Officers and Corporate Governance” to the Company’s Proxy Statement, to be filed in connection with the Company’s 2015 Annual Meeting of Stockholders.

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

Competition is intense for the recruitment and retention of experienced and qualified professionals. The success of our business and our ability to continue to compete effectively will depend significantly upon our continued ability to retain and motivate our existing professionals and attract new professionals. See “Item 1A — Risk Factors” beginning on page 16.

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

As of December, 31, 2014, our regulated subsidiaries include: JVB, a registered broker-dealer regulated by FINRA and subject to oversight by the SEC; CCFL (previously known as EuroDekania Management Limited), a U.K. company regulated by the FCA; and Cohen & Company Financial Management, LLC, Dekania Capital Management, LLC, and Cira SCM, LLC, each of which is a registered investment advisor regulated by the SEC under the Investment Advisers Act. Since our inception, our businesses have been operated within a legal and regulatory framework that is constantly developing and changing, requiring us to be able to monitor and comply with a broad range of legal and regulatory developments that affect our activities.

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

The United States and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct periodic examinations and initiate administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders and/or the suspension or expulsion of a broker-dealer or its directors, officers or employees. See “Item 1A — Risk Factors” beginning on page 16.

United States Regulation. As of December 31, 2014, JVB was registered as a broker-dealer with the SEC, was licensed to conduct business, and was a member of and regulated by FINRA. JVB is subject to the regulations of FINRA and industry standards of practice that cover many aspects of its business, including initial licensing requirements, sales and trading practices, relationships with customers (including the handling of cash and margin accounts), capital structure, capital requirements, record-keeping and reporting procedures, experience and training requirements for certain employees, and supervision of the conduct of affiliated persons, including directors, officers; and employees. FINRA has the power to expel, fine and otherwise discipline member firms and their employees for violations of these rules and regulations. JVB is also registered as a broker-dealer in certain states, requiring us to comply with the laws, rules and regulations of each state in which a broker-dealer subsidiary is registered. Each state may revoke the registration to conduct a securities business in that state and may fine or otherwise discipline broker-dealers and their employees for failure to comply with such state’s laws, rules, and regulations.

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

Consequently, CCFL is required to have approved persons performing certain key functions, known as “required functions.” In addition, CCFL must have its senior management personnel approved to perform the appropriate “governing functions.” CCFL is required to ensure that it assesses and monitors the ongoing competence of its approved persons and their fitness and propriety.

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

The Company recorded net losses of $3.7 million for the year ended December 31, 2014 and of $19.9 million for the year ended December 31, 2013. We may incur additional losses in future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate our business.

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

Since 2011, both margins and volumes in certain products and markets within the corporate bond brokerage business have decreased materially as competition has increased and general market activity has declined. Further, we expect that competition will increase over time, resulting in continued margin pressure. These challenges have materially adversely affected our Capital Markets segment’s results of operations and may continue to do so.

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

 The sale of our European business may be delayed or may not close, which could negatively affect our ability to carry out our business plan, and the sale of any business line, including the European business, such divestiture could adversely affect our continuing business and our expenses, revenues, results of operation, cash flows and financial position.

On August 19, 2014, the Operating LLC entered into a Share Purchase Agreement to sell its European operations to C&Co Europe Acquisition LLC, an entity controlled by Daniel G. Cohen, the Vice Chairman of our Board of Directors. The Company anticipates that the closing of the transactions contemplated by the Share Purchase Agreement will occur during the first half of 2015.  The sale of the European business is subject to customary closing conditions and regulatory approval from the United Kingdom Financial Conduct Authority. Accordingly, the sale of the European business may be delayed or may not close at all, which may negatively impact our ability to carry out our business plan. In addition, the sale of any business line, including the sale of the European business, possesses inherent risks. We may incur higher than anticipated expenses in connection with the sale of our European business, lower-than-expected proceeds from such sale, unexpected costs associated with the separation of the European business from our remaining business operations, and we could be subject to post-closing claims for indemnification. Many of the individuals who will no longer be employees of the Company as a result of the sale of our European business may possess specific knowledge or expertise, and we may be unable to transfer that knowledge or expertise to our remaining employees. Based on the foregoing, the sale of our European business may adversely affect our continuing business and our expenses, revenues, results of operation, cash flows and financial position.]

If we fail to manage our cost reductions effectively, our business could be disrupted and our financial results could be adversely affected.

In response to the financial market disruption, the Company implemented restructuring objectives to reduce infrastructure costs and reposition itself in the financial services industry. Beginning in 2010 and continuing to the present, the Company executed initiatives that created efficiencies within its business and decreased operating expenses through a reduction in workforce, realignment of operating facilities, a merger of its two registered U.S. broker-dealer subsidiaries, and restructuring of operating systems and system support. If these initiatives do not have the desired effects or result in the projected increased efficiencies, the Company may incur additional or unexpected expenses, reputation damage, or loss of customers which would adversely affect the Company’s operations and revenues.

In addition, during 2014, we further reduced our headcount. Our cost reduction initiatives have placed and will continue to place a burden on our management, systems and resources, and will generally increase our dependence on key persons and reduce functional back-ups. Many of the employees who were terminated possessed specific knowledge or expertise, and we may be unable to transfer that knowledge or expertise to our remaining employees. In that case, the absence of such employees may create significant operational difficulties. Further, the reduction in workforce may reduce employee morale and create concern among potential and existing employees about job security, which may lead to difficulty in hiring and increased turnover in our current workforce, and place undue strain upon our operational resources. In addition, we may experience further reductions in our workforce, which would compound the risks we face. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.

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

In response to changes in industry and market conditions, the Company may be required to further strategically realign its resources and consider restructuring, disposing of, or otherwise exiting businesses. We cannot assure you that we will be able to:

•	Expand our capabilities or systems effectively;
•	Successfully develop new products or services;
•	Allocate our human resources optimally;
•	Identify, hire or retain qualified employees or vendors;
•	Incorporate effectively the components of any business that we may acquire in our effort to achieve growth;
•	Sell businesses or assets at their fair market value; or
•	Effectively manage the costs associated with exiting a business.

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

The Operating LLC has entered into an employment agreement (including non-competition provisions) with each of Mr. Daniel G. Cohen, our Vice Chairman, Mr. Lester R. Brafman, our Chief Executive Officer, and Mr. Joseph W. Pooler, Jr., our Executive Vice President and Chief Financial Officer.  The term of Mr. Brafman’s employment agreement expired on December 31, 2014.  The terms of Mr. Cohen’s and Mr. Pooler’s employment agreements end on December 31, 2015.  The employment agreements with Mr. Cohen and Mr. Pooler provide that the term will be renewed automatically for additional one-year periods, unless terminated by either of the parties in accordance with the terms of each of the employment agreements. There can be no assurance that the terms of the employment agreements will provide sufficient incentives for each of the executive officers to continue employment with us.

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

•	interest income from temporary investments and cash equivalents;
•	sales of assets; and
•	proceeds from future borrowings or any offerings of our equity or debt securities.

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

We currently provide services and products to clients in Europe, through offices in London, Paris and Madrid and may seek to further expand our international operations in the future. There are certain additional risks inherent in doing business in international markets, particularly in the regulated brokerage and asset management industries. These risks include:

•	additional regulatory requirements;
•	difficulties in recruiting and retaining personnel and managing the international operations;
•	potentially adverse tax consequences, tariffs and other trade barriers;
•	adverse labor laws; and
•	reduced protection for intellectual property rights.

If we are unable to manage any of these risks effectively, our business could be adversely affected.

In addition, our current international operations expose us to the risk of fluctuations in currency exchange rates generally and fluctuations in the exchange rates for the Euro and the British Pound Sterling in particular. Although we may hedge our foreign currency risk, we may not be able to do so successfully and may incur losses that could adversely affect our financial condition or results of operations.

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

From time to time, we may also provide brokerage services in the form of agency transaction. In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and leave them to settle the trade directly. We are exposed to credit risk for commissions we bill to clients for agency brokerage services.

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

As of December 31, 2014, we had $28.4 million in other investments, at fair value. Of that amount, $21.5 million, or 76% represent investments in CLO vehicles.

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

Our principal investments are concentrated in a few investments and may represent a significant portion of our invested capital.

As of December 31, 2014, we had $28.4 million in other investments, at fair value. Of that amount, $6.2 million, or 22% represent investments in two separate investment funds and permanent capital vehicles: EuroDekania and Tiptree.  Our results of operations and financial condition may be significantly impacted by the financial results of these investments.

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

Our balance sheet includes approximately $56.4 million par value of recourse indebtedness. Our indebtedness could have important consequences to our stockholders. For example, our indebtedness could:

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

If our internal controls over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. Because we are a non-accelerated filer, we are not required to obtain, nor have we voluntarily obtained, an auditor attestation regarding the effectiveness of our controls as of December 31, 2014. Therefore, as of December 31, 2014, we have only performed management’s assessment of the effectiveness of our internal controls and management has determined that our internal controls are effective as of December 31, 2014. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

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

We are a holding company that conducts our business primarily through the Operating LLC as a majority owned subsidiary. Whether or not we qualify under the 40% test is primarily based on whether the securities we hold in the Operating LLC are investment securities. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and other matters. Such limitations could have a material adverse effect on our business and operations. As of December 31, 2014, we are in compliance with and meet the Section 3(a)(1)(C) exclusion.

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

Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, funding, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mortgage originators and other institutional clients. Furthermore, although we do not hold any European sovereign debt, we may do business with and be exposed to financial institutions that have been affected by the recent European sovereign debt crisis. As a result, defaults by, or even rumors or questions about the financial condition of, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Although we have not suffered any material or significant losses as a result of the failure of any financial counterparty, any such losses in the future may materially adversely affect our results of operations.

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

The Operating LLC Agreement prevents the Operating LLC from undertaking certain actions without the affirmative approval of IFMI and a majority of voting power of the Operating LLC members, other than IFMI, having a percentage interest of at least 10% of the Operating LLC membership units. Daniel G. Cohen, our Vice Chairman, through an entity he wholly owns, Cohen Bros. Financial, LLC (“CBF”), has a majority of the voting power of the Operating LLC members other than IFMI having a percentage interest of at least 10% of the Operating LLC membership units and these actions are subject to his approval. As a result, it is possible that Mr. Cohen, in his capacity as a the Operating LLC member with approval rights over the actions identified above, could disapprove actions that would be in the best interests of IFMI even though, Mr. Cohen as Vice Chairman of IFMI, will have fiduciary duties to IFMI.

Daniel G. Cohen, Jack J. DiMaio, Jr., Christopher Ricciardi and other executive officers and directors may exercise significant influence over matters requiring stockholder approval.

In addition to the 7.8% of our Common Stock outstanding beneficially owned by Daniel G. Cohen, our Vice Chairman, Mr. Cohen beneficially owns 4,983,557 shares of our Series E preferred stock, which have no economic rights, but entitle him to vote together with our stockholders on all matters presented to the stockholders.  So, when factoring in the Series E preferred stock, Mr. Cohen can exercise approximately 30.4% of total shares outstanding that are entitled to vote.  Further, Mr. Jack J. DiMaio, Jr., our Chairman, and Mr. Christopher Ricciardi, a member of our Board of Directors, are the beneficial owners of 1,027,522 and 1,947,428 shares of our Common Stock, respectively, representing 5.0% and 9.6% of our total shares outstanding that are entitled to vote, respectively.  Except with respect to certain agreements relating to the election of Messrs. Cohen, DiMaio and Ricciardi to our Board of Directors, there are no voting agreements or other arrangements or understandings among Messrs. Cohen, DiMaio, Ricciardi and our other directors and executive officers with respect to our equity securities; however, to the extent that Messrs. Cohen, DiMaio, Ricciardi and our other directors and executive officers vote their shares in the same manner, their combined stock ownership and voting rights will have a significant or even decisive effect on the election of all of the directors and the approval of matters that are presented to our stockholders. Their ownership may discourage someone from making a significant equity investment in us, even if we needed the investment to operate our business. The size of their combined stock holdings could be a significant factor in delaying or preventing a change of control transaction that other of our stockholders may deem to be in their best interests, such as a transaction in which the other stockholders would receive a premium for their shares over their then current market prices.

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

Your percentage ownership in the Company may be diluted in the future because of equity awards that have been, or may be, granted to our directors, officers and employees. We have adopted equity compensation plans that provide for the grant of equity based awards, including restricted stock, stock options and other equity-based awards to our directors, officers and other employees, advisors and consultants. At December 31, 2014, we had 158,438 shares of restricted stock, 500,000 of restricted units, and 3,192,857 stock options outstanding to employees and directors of the Company and there were 1,230,108 shares available for future awards under our equity compensation plans. Vesting of restricted stock and stock option grants is generally contingent upon performance conditions and/or service conditions. Vesting of those shares of restricted units and stock would dilute the ownership interest of existing stockholders. Equity awards will continue to be a source of compensation for employees and directors.

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

In connection with the investments by Mead Park Capital Partners, LLC (“Mead Park Capital”) and EBC 2013 Family Trust (“EBC”), as assignee of CBF, in September 2013 pursuant to the definitive agreements, the Company issued $8,247,501 in aggregate principal amount of the 8% convertible senior promissory notes (the “8.0% Convertible Notes”).  The 8.0% Convertible Notes are convertible into a maximum aggregate amount of 3,697,034 shares of the Company’s Common Stock assuming none of the interest under the 8.0% Convertible Notes is paid to the holders thereof in cash.  If the holders of the 8.0% Convertible Notes elect to convert such notes into shares of our Common Stock, our existing stockholders may be substantially diluted and the price of our Common Stock may decline.

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

The Maryland General Corporation Law (the “MGCL”), provisions in our charter and bylaws, and our stockholder rights plan may prevent takeover attempts that could be beneficial to our stockholders.

Provisions of the MGCL and our charter and bylaws could discourage a takeover of us even if a change of control would be beneficial to the interests of our stockholders. These statutory, charter and bylaw provisions include the following:

•

the MGCL generally requires the affirmative vote of two-thirds of all votes entitled to be cast on the matter to approve a merger, consolidation, or share exchange involving us or the transfer of all or substantially all of our assets;

•

our Board of Directors has the power to classify and reclassify authorized and unissued shares of our Common Stock or preferred stock and, subject to certain restrictions in the Operating LLC Agreement, authorize the issuance of a class or series of Common Stock or preferred stock without stockholder approval;

•

our charter may be amended only if the amendment is declared advisable by our Board of Directors and approved by the affirmative vote of the holders of our Common Stock entitled to cast at least two-thirds of all of the votes entitled to be cast on the matter;

•

a director may be removed from office at any time with or without cause by the affirmative vote of the holders of our Common Stock entitled to cast at least two-thirds of the votes of the stock entitled to be cast in the election of directors;

•

an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders and nominations of persons for election to our Board of Directors at an annual or special meeting of our stockholders;

•	no stockholder is entitled to cumulate votes at any election of directors; and
•

our stockholders may take action in lieu of a meeting with respect to any actions that are required or permitted to be taken by our stockholders at any annual or special meeting of stockholders only by unanimous consent.

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

The Operating LLC Agreement prevents the Operating LLC from undertaking the following actions without the affirmative approval of IFMI and a majority of voting power of the Operating LLC members, other than IFMI, having a percentage interest of at least 10% of the Operating LLC membership units (the “Designated Non-Parent Members”):

•	enter into or suffer a transaction constituting a change of control of the Operating LLC;
•	amend the Operating LLC’s certificate of formation, if such amendment adversely affects the Designated Non-Parent Members; or
•	adopt any plan of liquidation or dissolution, or file a certificate of dissolution.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.           PROPERTIES.

The following table lists our current leases as of December 31, 2014:

City	Description	Square Feet	Expiration Date	Status (1)
New York, NY	1633 Broadway	28,122	7/31/2015	Partially occupied / partially subleased
New York, NY	750 Lexington Ave - 21st Floor	12,800	12/31/2016	Fully Subleased
New York, NY	750 Lexington Ave - 22nd Floor	12,800	12/31/2016	Fully Subleased
Philadelphia, PA	2929 Arch Street	10,396	4/30/2016	Partially occupied / partially subleased
Boca Raton, FL	1825 NW Corporate Blvd	9,752	2/28/2019	Occupied
Madrid, Spain	Calle General Castanos	3,229	7/14/2016	Occupied
London, England	23 College Hill	3,043	3/31/2018	Occupied
Bethesda, MD	3 Bethesda Metro Center	2,529	4/30/2015	Fully Subleased
Boca Raton, FL	150 East Palmetto Ave	2,460	1/23/2017	Unoccupied
Paris, France	3 Rue Du Faubourg	2,368	12/31/2016	Occupied
Houston, TX	712 Main Street	1,762	4/30/2017	Unoccupied
Charlotte, NC	13850 Ballantyne Corporate Place	220	7/31/2015	Occupied
Hunt Valley, MD	201 International Circle	180	9/30/2015	Occupied

 (1) For purposes of this table, the term “Fully subleased” means we no longer occupy the space and we sublease the space to a third party; “Partially occupied / partially subleased” means we occupy a portion of the space and sublease the remaining portion to a third party or third parties; “Unoccupied” means we no longer use the space and it is vacant.  We have not yet entered into a sublease arrangement; and “Occupied” means we fully utilize the space for our operations.

The properties that we occupy are used either by the Company’s Capital Markets business segment or Asset Management business segment or both business segments. We believe that the facilities we occupy are suitable and adequate for our current operations.

ITEM  3.LEGAL PROCEEDINGS.

The Company’s former U.S. broker-dealer subsidiary, Cohen & Company Securities, LLC (“CCS”), and one of its registered investment adviser subsidiaries, CIRA SCM, LLC (“CIRA”), are parties to litigation commenced on June 7, 2013, in the Supreme Court of the State of New York, currently captioned NRAM PLC (f/k/a Northern Rock (Asset Management) PLC) v. Société Générale Corporate and Investment Banking, et al.  NRAM PLC, Plaintiff, served the Summons with Notice on Defendants on October 3, 2013, and filed its complaint relating to an investment in Kleros Preferred Funding VIII, Ltd., a collateralized debt obligation, on November 12, 2013.  CCS and CIRA filed a motion to dismiss the complaint on January 27, 2014.  On October 31, 2014, the Court ruled on the motion, dismissing certain of the Plaintiff’s theories.  The litigation is ongoing and the Company intends to defend the action vigorously.

In October 2013, the Company received a Pennsylvania corporate net income tax assessment from the Pennsylvania Department of Revenue in the amount of $4,683 (including penalties) plus interest related to a subsidiary of AFN for the 2009 tax year.  The assessment denied this subsidiary’s Keystone Opportunity Zone (“KOZ”) credit for that year.  The Company filed an administrative appeal of this assessment with the Pennsylvania Department of Revenue Board of Appeals, which was denied in June 2014.  The Company filed an appeal with the Pennsylvania Board of Finance and Revenue.  A hearing has been scheduled for April 7, 2015.  If the Pennsylvania Board of Finance and Revenue were to uphold the assessment, the Company could then seek relief in Pennsylvania Commonwealth Court.

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

Not Applicable.

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Our Common Stock and Dividends

The closing price of our Common Stock was $1.63 on March 3, 2015. We had 15,382,811 shares of Common Stock outstanding held by approximately 32 holders of record as of March 4, 2015.

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

The following sets forth the high and low sale prices of our Common Stock for the quarterly period indicated as reported on the NYSE Amex LLC from January 1, 2013 to December 31, 2014 and the cash dividends declared per share:

	Sale Price
	High	Low	Dividends
2014
Fourth quarter	$2.04	$1.40	$0.02
Third quarter	2.30	1.91	0.02
Second quarter	2.40	1.85	0.02
First quarter	2.60	1.92	0.02

2013
Fourth quarter	$2.95	$1.82	$0.02
Third quarter	2.70	1.78	0.02
Second quarter	3.39	1.59	0.02
First quarter	3.14	1.21	0.02

During 2013, the Company declared a $0.02 dividend on each of February 28, 2013, May 10, 2013, August 6, 2013, and October 31, 2013, respectively, payable to stockholders of record as of March 14, 2013, May 24, 2013, August 21, 2013, and November 15, 2013, respectively, payable on March 28, 2013, June 7, 2013, September 4, 2013, and November 29, 2013, respectively.

During 2014, the Company declared a $0.02 dividend on each of March 4, 2014, May 1, 2014, July 31, 2014, and October 31, 2014, respectively, payable to stockholders of record as of March 18, 2014, May 16, 2014, August 15, 2014, and November 14, 2014 respectively, payable on April 1, 2014, May 30, 2014, August 29, 2014, and November 28, 2014, respectively.

On March 5, 2015, the Company’s Board of Directors declared a $0.02 dividend payable to stockholders of record as of March 19 2015, payable on April 2, 2015

Effective January 1, 2010, the Company ceased to qualify as a REIT and, therefore, is not required to make any dividends or other distributions to its stockholders. The Company’s Board of Directors has the power to decide to increase, reduce, or eliminate dividends in the future. The Board’s decision will depend on a variety of factors, including business, financial and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1, 2014 to October 31, 2014	-	$-	-	$45,608,766
November 1, 2014 to November 30, 2014	100,000	1.77	100,000	45,431,766
December 1, 2014 to December 31, 2014 (1)	6,022	1.65	-	45,431,766
Total	106,022	$1.76	100,000

 (1)Purchases were made in connection with vesting of restricted shares issued to employees for employee tax withholding purposes.

(2)On August 3, 2007, our Board of Directors authorized us to repurchase up to $50 million of our Common Stock from time to time in open market purchases or privately negotiated transactions. The repurchase plan was publicly announced on August 7, 2007.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010.

You should read this selected financial data together with the more detailed information contained in our consolidated financial statements and related notes and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 41.

	Year ended December 31,
	2014	2013	2012	2011	2010
Revenues
Net trading	$28,056	$38,528	$69,486	$73,167	$70,809
Asset management	14,496	19,239	23,172	21,698	25,281
New issue and advisory	5,219	6,418	5,021	3,585	3,778
Principal transactions and other income	7,979	(6,668)	(2,439)	1,881	25,684
Total revenues	55,750	57,517	95,240	100,331	125,552

Operating expenses
Compensation and benefits	29,764	47,167	62,951	78,227	77,446
Other operating	21,474	30,049	30,689	38,031	31,401
Depreciation and amortization	1,103	1,405	1,305	2,238	2,356
Impairment of goodwill (1)	3,121	-	-	-	5,607
Total operating expenses	55,462	78,621	94,945	118,496	116,810
Operating income / (loss)	288	(21,104)	295	(18,165)	8,742

Non-operating income / (expense)
Interest expense, net	(4,401)	(4,193)	(3,732)	(5,976)	(7,686)
Other income / (expense) (2)	-	(15)	(4,271)	33	3,526
Income / (loss) from equity method affiliates	27	1,828	5,052	6,232	5,884
Income / (loss) before income taxes	(4,086)	(23,484)	(2,656)	(17,876)	10,466
Income taxes	(414)	(3,565)	(615)	(1,149)	(749)
Net income / (loss)	(3,672)	(19,919)	(2,041)	(16,727)	11,215
Less: Net (loss) income attributable to the non-controlling interest	(1,087)	(6,601)	(1,073)	(7,339)	3,620
Net income / (loss) attributable to IFMI	$(2,585)	$(13,318)	$(968)	$(9,388)	$7,595

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.17)	$(1.08)	$(0.09)	$(0.88)	$0.73
Weighted average shares outstanding - basic	14,998,620	12,340,468	10,732,723	10,631,935	10,404,017
Diluted earnings (loss) per common share	$(0.17)	$(1.08)	$(0.09)	$(0.88)	$0.73
Weighted average shares outstanding - diluted	20,322,750	17,664,558	15,984,921	15,901,258	15,687,573
Cash dividends per share	$0.08	$0.08	$0.08	$0.20	$0.10

Balance Sheet Data:
Total assets	$296,087	$217,050	$341,001	$420,590	$306,747
Debt	27,939	29,674	25,847	37,167	44,688
Temporary equity (3)	-	-	829	14,026	-
Permanent equity:
Total stockholders' equity	48,235	51,495	56,980	56,972	64,358
Non-controlling interest	8,259	9,688	18,808	20,436	25,150
Total permanent equity	$56,494	$61,183	$75,788	$77,408	$89,508

(1)During the years ended December 31, 2010 and 2014, we recognized impairment charges of $5,607 and $3,121, respectively, related to the Cira SCM goodwill. The charge was included in the consolidated statements of operations as impairment of goodwill and was reflected as component of operating expenses. See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)Other income / (expense) is comprised of the following:

	Year ended December 31,
	2014	2013	2012	2011	2010
Gain / (loss) on repurchase of debt	$-	$(15)	$86	$33	$2,555
Other income / (loss)	-	-	(4,357)	-	971
	$-	$(15)	$(4,271)	$33	$3,526

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

(c) In November 2011, we repurchased $1,025 aggregate principal amount of Old Notes from unrelated third parties for $988 including accrued interest. We recognized a gain from repurchase of debt of $33, which was included as a separate component of non-operating income / (expense) in the Company’s consolidated statements of operations.

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

(3)The redeemable non-controlling interest represents the equity interests of PrinceRidge that were not owned by us. The members of PrinceRidge had the right to withdraw from PrinceRidge and require PrinceRidge to redeem the interests for cash over a contractual payment period. The Company accounted for these interests as temporary equity under Accounting Series Release 268 (“ASR 268”). These interests are shown outside of permanent equity of IFMI in its consolidated balance sheet as redeemable non-controlling interest. Since December 31, 2013, the Company has owned 100% of PrinceRidge and no redeemable non-controlling interest remains outstanding.  See notes 3-O and 18.

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

Overview

We are a financial services company specializing in credit-related fixed income investments. We were founded in 1999 as an investment firm focused on small-cap banking institutions, but have grown to provide an expanding range of capital markets, investment banking, and asset management solutions to institutional investors, corporations, and other small broker dealers. We are organized into three business segments: Capital Markets, Principal Investing, and Asset Management.

•  Capital Markets: Our Capital Markets business segment consists primarily of credit-related fixed income sales, trading, and financing, as well as new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We had offered execution and brokerage services for equity derivative products until December 31, 2012, when we sold our equity derivatives brokerage business to a newly formed entity owned by two of our former employees. See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K. As of December 31, 2014, we carried out our capital market activities primarily through our subsidiary JVB in the United States and CCFL in Europe. See the discussion below regarding the merger of JVB and CCPR in 2014 and the sale of CCFL.

•  Principal Investing: Historically, our Principal Investing business segment has been comprised primarily of our investments in entities we manage, as well as investments in structured products, and the related gains and losses that they generate. In 2014, we sold all of our interest in Star Asia and Star Asia Special Situations Fund (see Sale of Star Asia and Other Related Entities below).  After the sale of these interests, we refocused our principal investing strategy on products that we do not manage, which has consisted primarily of investments in CLOs.  Our focus on CLO investments capitalizes on our strengths in structured credit and leveraged finance.

•Asset Management: Our Asset Management business segment manages assets within CDOs, permanent capital vehicles, managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of December 31, 2014, we had approximately $4.30 billion in AUM of which 99.7%, or $4.28 billion, was in CDOs.

We generate our revenue by business segment primarily through:

Capital Markets:

•our trading activities, which include execution and brokerage services, securities lending activities, riskless trading activities, as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading;

•new issue and advisory revenue comprised of (a) origination fees for corporate debt issues originated by us; (b) revenue from advisory services; and (c) new issue revenue associated with arranging and placing the issuance of newly created financial instruments;

Principal Investing:

•gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value; and

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

A portion of our revenues is generated from new issue and advisory engagements. The fees charged and volume of these engagements is sensitive to the overall business environment. During the first quarter of 2014, we stopped providing investment banking and advisory services in the United States as a result of the loss of certain of JVB’s former employees. Currently, JVB’s primary source of new issue revenue is our SBA group’s participation in COOF Securitizations. The SBA secondary market program allows for the purchaser of a SBA loan certificate to “strip” a portion of the interest rate from a guaranteed loan portion, creating what is called an originator fee or interest only strip. This enhances the ability of SBA pool assemblers to securitize the guaranteed portion of loans that do not have the same interest rate. Our SBA group’s participation in this area has grown over the past year.

A portion of our revenues is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of December 31, 2014, 99.7% of our existing AUM were CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not recovered since that time. Consequently, we have been unable to complete a new securitization since 2008.

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the underlying operating results of these investments.  As of December 31, 2014, our total other investments, at fair value (which represents our principal investments) was $28,399.  Of this amount, $21,518, or 76%, represented investments in ten CLOs.  Of these CLO investments, nine represent investments in the most junior tranche of the CLO.  The value of these investments is impacted by the performance of the underlying loans in these CLOs as well as the overall CLO market.

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

Our response to this margin compression has included: (i) building a diversified securitized product trading platform; (ii) expanding our European capital markets business until we determined to sell our European operations pursuant to the European Transaction; (iii) acquiring new product lines; (iii) building a hedging and funding operations to service mortgage originators; and (iv) monitoring our fixed costs. Our cost reduction initiatives are ongoing. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a decline in profitability. In January 2014, we completed the combination of our two U.S. broker-dealers (see Consolidation of CCPR and JVB below).

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

Sale of European Operations

On August 19, 2014, we announced that we had entered into a definitive agreement to sell our European operations to an entity controlled by Daniel G. Cohen, the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of our European Business, and President of CCFL.  The purchase price for our European operations of $8,700 consists of an upfront payment of $4,750 (subject to adjustment) and $3,950 to be paid over four years.  Upon closing, we will enter into a non-cancellable trust deed with one of the entities included in the sale of our European operations that will entitle us to substantially all of the revenues earned from the management of the Munda CLO.  This sale will include all activities carried out in our London, Paris, and Madrid offices and involves approximately 30 employees.  As part of the transaction, Mr. Cohen will resign as President and Chief Executive of our European business and will receive no severance or other termination benefits in connection with such resignation.  The European Transaction is subject to regulatory approval of the U.K. Financial Conduct Authority (“FCA”).

The combined European business to be sold, excluding the revenues and expenses related to Munda CLO I, accounted for approximately $8,869 of revenue for the year ended December 30, 2014, and $1,858 of operating loss for the year ended December, 2014, and included approximately $2,072 of net assets as of December 31, 2014.

Under the terms of the definitive purchase agreement, we had the right to initiate, solicit, facilitate, and encourage alternative acquisition proposals from third parties for a “go shop” period of up to 90 days from the signing of the purchase agreement. On October 29, 2014, the special committee of our Board of Directors elected to end the “go shop” period. The “go shop” period did not result in us receiving a superior proposal from a third party, and we intend to pursue the transaction with the entity controlled by Mr. Cohen, which is expected to close in the first half of 2015.  See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

Completion of New European Asset Management Fund

In July 2014, CCFL became the investment advisor of a newly created investment fund with total commitments of €238,000.  The fund targets subordinated debt investments in small and medium sized European insurance companies.  The fund has an initial investment period of two years and expected maturity in 2026.  CCFL will earn management fees and performance fees if returns exceed certain thresholds.  CCFL did not earn any revenue on this fund through December 31, 2014.  The management contract of this fund will be included in the European business to be sold described immediately above.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2014 and 2013.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Year ended December 31,		Favorable / (Unfavorable)
	2014	2013	$ Change	% Change
Revenues
Net trading	$28,056	$38,528	$(10,472)	(27)%
Asset management	14,496	19,239	(4,743)	(25)%
New issue and advisory	5,219	6,418	(1,199)	(19)%
Principal transactions and other income	7,979	(6,668)	14,647	220%
Total revenues	55,750	57,517	(1,767)	(3)%

Operating expenses
Compensation and benefits	29,764	47,167	17,403	37%
Business development, occupancy, equipment	3,896	5,817	1,921	33%
Subscriptions, clearing, and execution	8,516	10,822	2,306	21%
Professional fee and other operating	9,062	13,410	4,348	32%
Depreciation and amortization	1,103	1,405	302	21%
Impairment of goodwill	3,121	-	(3,121)	NM
Total operating expenses	55,462	78,621	23,159	29%

Operating income / (loss)	288	(21,104)	21,392	101%

Non-operating income / (expense)

Interest expense, net	(4,401)	(4,193)	(208)	(5)%
Other income / (expense)	-	(15)	15	100%
Income / (loss) from equity method affiliates	27	1,828	(1,801)	(99)%
Income / (loss) before income taxes	(4,086)	(23,484)	19,398	83%
Income taxes	(414)	(3,565)	(3,151)	(88)%
Net income / (loss)	(3,672)	(19,919)	16,247	82%
Less: Net (loss) income attributable to the non-controlling interest	(1,087)	(6,601)	(5,514)	(84)%
Net income / (loss) attributable to IFMI	$(2,585)	$(13,318)	$10,733	81%

Revenues

Revenues decreased by $1,767, or 3%, to $55,750 for the year ended December 31, 2014 from $57,517 for the year ended December 31, 2013. As discussed in more detail below, the change was comprised of (i) a decrease of $10,472 in net trading; (ii) a decrease of $4,743 in asset management revenue; (iii) a decrease of $1,199 in new issue and advisory revenue; and (iv) an increase of $14,647 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $10,472, or 27%, to $28,056 for the year ended December 31, 2014 from $38,528 for the year ended December 31, 2013.     The following table provides detail on net trading revenue by operation.

NET TRADING
(Dollars in Thousands)

	December 31, 2014	December 31, 2013	Change
JVB	$27,642	$35,325	$(7,683)
CCFL	414	3,203	(2,789)
Total	$28,056	$38,528	$(10,472)

Effective January 31, 2014, we merged CCPR and JVB. The merged broker-dealer subsidiary operates under the JVB brand.   In the table above, for periods prior to the merger, the JVB revenue includes CCPR revenue.  In connection with this merger, we reduced our workforce by approximately 20% by eliminating certain redundant and non-core business lines. The decline in revenue was mainly a result of the merger and reduction in workforce.  JVB eliminated redundant trading personnel in overlapping asset classes.  The decrease in revenue in CCFL was primarily due to a decrease in overall trading volumes.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the year ended December 31, 2014 may not be indicative of future results. Furthermore, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 8 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	As of December 31,
	2014	2013	2012
Company sponsored CDOs (1)	$4,283,333	$5,377,187	$6,051,678
Permanent capital vehicles (2)	-	109,977	145,326
Investment funds (3)	-	172,052	84,659
Managed accounts (4)	13,689	35,752	43,924
Assets under management (5)	$4,297,022	$5,694,968	$6,325,587

(1)	Management fee income earned from our sponsored CDOs is recorded as a component of asset management revenue.
(2)	Management fee income earned from funds managed in permanent capital vehicles is recorded as a component of asset management revenue.
(3)

Management fee income earned from investment funds is primarily comprised of fees earned by entities in which we have an equity method investment.  Accordingly, the resulting revenue is accounted for as income from equity method affiliates.

(4)	Management fee income earned on managed accounts is recorded as a component of asset management revenue.
(5)	AUM for company-sponsored CDOs, permanent capital vehicles, investment funds, and other managed accounts represents total AUM at the end of the period indicated.
(6)

Asset management fees decreased by $4,743, or 25%, to $14,496 for the year ended December 31, 2014, as compared to $19,239 for the year ended December 31, 2013, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	December 31, 2014	December 31, 2013	Change
CDO and related service agreements	$10,999	$13,664	$(2,665)
Other	3,497	5,575	(2,078)
Total	$14,496	$19,239	$(4,743)

CDOs

Asset management revenue from company-sponsored CDOs decreased by $2,665 to $10,999 for the year ended December 31, 2014 as compared to $13,664 for the year ended December 31, 2013. The following table summarizes the periods presented by asset class:

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	December 31, 2014	December 31, 2013	Change
TruPS and insurance company debt - U.S.	$4,948	$6,553	$(1,605)
High grade and mezzanine ABS	243	1,281	(1,038)
TruPS and insurance company debt - Europe	2,521	2,555	(34)
Broadly syndicated loans - Europe	3,287	3,275	12
Total	$10,999	$13,664	$(2,665)

Asset management fees for TruPS and insurance company debt – U.S. declined primarily because, effective February 23, 2013, we no longer provided any services related to the Alesco X through XVII securitizations.  We earned $1,157 of asset management revenue related to the Alesco X through XVII securitizations in 2013 and $0 in 2014. On July 29, 2010, we entered into an agreement with an unrelated third party whereby we sold the management rights and responsibilities related to the Alesco X through XVII securitizations.  In connection with this agreement, we entered into a services agreement pursuant to which we provided certain services to the purchaser.  This services agreement expired on February 23, 2013.  We will continue to receive certain incentive payments through February 23, 2017, if the management fees earned by the third party exceed certain thresholds.  We will continue to recognize these incentive payments, if any, as earned.  Subsequent to the expiration of the services agreement in February 23, 2013, we began recognizing the incentive revenue as a component of principal transactions and other income.   In May 2014, one securitization that we managed had a successful auction and terminated.  We earned $271 and $714 in management fees from this terminated securitization during 2014 and 2013, respectively.  Also, in October 2014, another securitization had a successful auction and terminated.  We earned $633 and $671 in management fees from this terminated securitization during 2014 and 2013, respectively. We will no longer earn fees related to these terminated securitizations going forward.

Asset management fees for high grade and mezzanine ABS declined primarily because the average AUM in the remaining deals in this asset class declined due to defaults of the underlying assets, repayments of the underlying assets, and the transfer of certain management contracts to a third party. As of December 31, 2014, we only manage one remaining contract.  We do not expect to earn material management fees in the future from this asset class.

Asset management fees for TruPS and insurance company debt – Europe remained relatively unchanged.  Asset management fees for broadly syndicated loans – Europe consist of a single CLO and remained relatively unchanged.

A significant portion of our managed CDOs have stopped paying subordinated management fees due to diversion of cash flows called for within the CDO governing documents.  See “Critical Accounting Policies and Estimates – Revenue Recognition – Asset Management” beginning on page 68 for discussion of our accounting policy regarding recognition of revenue related to subordinated management fees.

Other

Other asset management revenue decreased by $2,078 to $3,497 for the year ended December 31, 2014, as compared to $5,575 for the year ended December 31, 2013.

Other asset management revenue decreased by $2,204 due to the sale of Star Asia Manager as part of the Star Asia Group in February 2014.  The remaining increase of $126 was due to increased separate account asset management revenues including incentive fees earned.  All of the revenue earned by us for separate account asset management was earned at our subsidiary CCFL.  These operations will be included in the sale of CCFL.  See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $1,199, or 19%, to $5,219 for the year ended December 31, 2014, as compared to $6,418 for the year ended December 31, 2013.

During the first quarter of 2014, we stopped providing investment banking and advisory services to SPACs in our U.S. broker-dealer, JVB.    While certain of the former employees of JVB’s SPAC investment banking and advisory group went to work for another firm, we entered into an agreement (the “Tail Agreement”) whereby we allowed such former employees to continue work on certain in process engagements with their new firm.  As part of the Tail Agreement, we receive a certain share of the revenue earned by the new firm related to these engagements.  In addition to revenue earned via the Tail Agreement, we may continue to earn new issue and advisory revenue in JVB primarily related to new issues of structured products and as part of our European operations conducted by CCFL.  Of the $5,219 of new issue revenue recognized in the year ended December 31, 2014, $1,889 represented revenue earned under the Tail Agreement.  We do not expect revenue from the Tail Agreement to be significant going forward.

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

Principal Transactions and Other Income

Principal transactions and other income increased by $14,647 to $7,979 for the year ended December 31, 2014, as compared to ($6,668) for the year ended December 31, 2013.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	December 31, 2014	December 31, 2013	Change
EuroDekania	$1,801	$1,971	$(170)
Star Asia	-	(13,065)	13,065
Tiptree	235	(552)	787
Star Asia Special Situations Fund	-	152	(152)
Currency hedges	(167)	260	(427)
CLO investments	(123)	-	(123)
Other principal investments	663	657	6
Gain on sale of Star Asia Group	78	-	78
Total principal transactions	2,487	(10,577)	13,064
Other income	5,492	3,909	1,583
Total	$7,979	$(6,668)	$14,647
Principal Transactions

EuroDekania is an investment company and we carry our investment at the NAV of the fund.  Income recognized in each period is a result of changes in the underlying NAV of the fund.

Star Asia is an investment company.   As of December 31, 2013, we carried our investment at the NAV of the fund.  Income recognized in 2013 was a result of changes in the underlying NAV of the fund.  However, because of the impending sale of Star Asia as part of the Star Asia Group on February 20, 2014, we calculated the fair value of Star Asia as of December 31, 2013 based on the sale proceeds.  Accordingly we did not record a change in fair value on Star Asia during the period it was owned in 2014.

Effective June 30, 2013, we changed the way we calculate the fair value of our investment in Tiptree.  Previously, we carried our investment at the underlying NAV of the fund, Tiptree Financial Partners, L.P.  However, Tiptree completed a reorganization in the second half of 2013.  As a result of the reorganization, our investment in Tiptree Financial Partners, L.P. could be exchanged into shares of Tiptree Financial, Inc. based on a stated exchange ratio (which was generally fixed, but could be adjusted for certain events like stock dividends or stock splits).  Tiptree Financial Inc. is traded publicly on an exchange.  Therefore, beginning June 30, 2013, we calculated the fair value of our investment in Tiptree by using the closing price for Tiptree Financial Inc. and adjusting for the exchange ratio.  During the third quarter of 2014, we exchanged the units we held in Tiptree Financial Partners, L.P. into an equivalent number of shares of Tiptree Financial, Inc.  The loss recorded on our investment in Tiptree in 2013 was a result of a decline in the underlying NAV of the fund for the first six months and the change in the share price for the last six months.  The income recorded in 2014 was a result of an increase in the share price of Tiptree Financial, Inc.

Star Asia Special Situations Fund is an investment company.   As of December 31, 2013, we carried our investment at the NAV of the fund.  Income recognized in 2013 was a result of changes in the underlying NAV of the fund.  However, because of the impending sale of Star Asia Special Situations Fund as part of the Star Asia Group on February 20, 2014, we calculated the fair value of Star Asia Special Situations Fund as of December 31, 2013 based on the sale proceeds.  Accordingly we did not record a change in fair value on Star Asia during the period it was owned in 2014.

Our currency hedges represent a Euro hedge and a Yen hedge.  The Euro hedge was put in place to hedge the change in value of our investment in EuroDekania, which makes investments denominated in Euros.  The Yen hedge was put in place to hedge the change in value of our investment in Star Asia, which made investments denominated in Yen.  Subsequent to the sale of the Star Asia Group in February 2014, we no longer have a Yen hedge outstanding.  As December 31, 2014, the Company had outstanding foreign currency forward contracts with a notional amount of 3 million Euros. As December 31, 2013, the Company had outstanding foreign currency forward contracts with a notional amount of 1.25 billion Japanese Yen.

Beginning in the first quarter of 2014, we began investing our capital in investments (primarily in CLOs) that we do not manage.  Such investments may become an increasingly important part of our business going forward.  Our focus on CLO investments capitalizes on our strengths in structured credit and leveraged finance.  As of December 31, 2014, we held investments in ten separate CLOs with a total fair value of $21,518.  The loss of $123 recognized during the year ended December 31, 2014 is comprised realized losses of $78, unrealized loss of $1,622, partially offset by income of $1,577.

Income on other principal investments remained relatively unchanged from 2013 to 2014.

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

Other Income

Other income increased by $1,583 to $5,492 for the year ended December 31, 2014, as compared to $3,909 for the year ended December 31, 2013.  The major components of other income during 2014 were: (i) $2,917 from contingent payments related to the sale of the Star Asia Group; (ii) $1,004 of revenue share payments related to Strategos (see note 5 to our 2013 Annual Report on Form 10-K); (iii) $752 of incentive payments earned related to the Alesco X – XVII securitizations (see CDO asset management fee revenue discussion above); (iv) $201 of revenue share earned related to FGC (see note 5 to our 2014 Annual Report on Form 10-K); and (iv) $617 of other income.  The major components of other income during 2013 were: (i) $1,410 of revenue share payments related to Strategos; (ii) $1,084 of income recognized as a result of the extinguishment of a guarantee liability; (iii) 564 of incentive payments earned related to the Alesco X-XVII securitizations; (iv) $273 of revenue share earned related to FGC; and (v) $578 of other income.

Operating Expenses

Operating expenses decreased by $23,159, or 29%, to $55,462 for the year ended December 31, 2014, as compared to $78,621 for the year ended December 31, 2013. As discussed in more detail below, the change was comprised of (i) a decrease of $17,403 in compensation and benefits; (ii) a decrease of $1,921 in business development, occupancy, and equipment; (iii) a decrease of $2,306 in subscriptions, clearing, and execution; (iv) a decrease of $4,348 of professional fees and other operating; (v) a decrease of $302 of depreciation and amortization; and (vi) and increase in impairment of goodwill of $3,121.

Compensation and Benefits

Compensation and benefits decreased by $17,403, or 37%, to $29,764 for the year ended December 31, 2014 as compared to $47,167 for the year ended December 31, 2013.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	December 31, 2014	December 31, 2013	Change
Cash compensation and benefits	$28,445	$45,220	$(16,775)
Equity-based compensation	1,319	1,947	(628)
Total	$29,764	$47,167	$(17,403)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $16,775 to $28,445 for the year ended December 31, 2014, as compared to $45,220 for the year ended December 31, 2013. This decrease was primarily a result of a decrease in incentive compensation, which is tied to revenue and operating profitability.  Our total headcount decreased from 148 at December 31, 2013 to 111 at December 31, 2014. From time to time, we pay employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $628 to $1,319 for the year ended December 31, 2014, as compared to $1,947 for the year ended December 31, 2013.  This was primarily as a result of certain share grants becoming fully vested on or about December 31, 2013; partially offset by the issuance of new grants during 2014.  See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $1,921, or 33%, to $3,896 for the year ended December 31, 2014, as compared to $5,817 for the year ended December 31, 2013. The decrease was comprised of a decrease of $762 in business development and a decrease in occupancy and equipment expenses of $1,159, primarily as a result of the reduction in headcount and offices in connection with the merger of CCPR and JVB.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $2,306, or 21%, to $8,516 for the year ended December 31, 2014, as compared to $10,822 for the year ended December 31, 2013.   The decrease was due to a reduction in clearing and execution costs of $255, primarily as a result of lower trading volume, and a decrease in subscriptions of $2,051, primarily the result of cancellation of subscriptions in connection with the merger of CCPR and JVB and related reduction in headcount.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $4,348, or 32%, to $9,062 for the year ended December 31, 2014, as compared to $13,410 for the year ended December 31, 2013. This is comprised of a decrease of $1,796 in professional fees and a decrease of $2,552 in other operating expenses.  The decrease in professional fees was primarily due to a decrease in consulting expense.  The decrease in other operating expense includes a decrease in bad debt expense of $1,340 related to an advisory fee receivable that was written off in the year ended December 31, 2013. In 2013, we wrote off a receivable of $900 that we deemed uncollectable.  Subsequent to that, the client agreed to a payment plan and we have been receiving periodic payments.  Because of the uncertainty of receiving these payments, we have been recognizing the payments as an offset to other operating expenses as received.  We received $90 of payments during the year ended December 31, 2013 resulting in a related net expense in 2013 of $810.  During the year ended December 31, 2014, we received $530 of payments.  The remaining reduction in other operating expenses was primarily due to reduced regulatory and other expenses as a result of the reduction in headcount related to the merger of CCPR and JVB.

Depreciation and Amortization

Depreciation and amortization decreased by $302, or 21%, to $1,103 for the year ended December 31, 2014, as compared to $1,405 for the year ended December 31, 2013. This decrease was primarily due to certain fixed assets becoming fully depreciated.

Impairment of Goodwill

We recorded an impairment charge of $3,121 in the year ended December 31, 2014.  See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $208, or 5%, to $4,401 for the year ended December 31, 2014 as compared to $4,193 for the year ended December 31, 2013. The increase was comprised of (i) an increase of $493 on our junior subordinated notes due to changes in their variable rate; (ii) an increase of $568 related to the issuance of the 8.0% Convertible Notes; partially offset by (iii) a decrease of $659 relating to our New Notes due to the repurchase of New Notes; (iv) a decrease of $164 in other interest expense primarily related to interest related to a legal settlement accrual incurred in 2013; (v) and other decreases of $30.  See note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Other Income (Expense), net

Other income (expense), net was $0 for the year ended December 31, 2014,  as compared to ($15) for the year ended December 31, 2013. For 2013, the other income (expense), net represented a loss on the repurchase of debt.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased by $1,801, or 99% to $27 for the year ended December 31, 2014 as compared to  $1,828 for the year ended December 31, 2013. Income or loss from equity method affiliates represents our share of the related entities’ earnings.

INCOME / (LOSS) FROM EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	December 31, 2014	December 31, 2013	Change
Star Asia Manager	$-	$157	$(157)
Deep Value GP II	-	(13)	13
SAA Manager	14	255	(241)
Star Asia Capital Management	13	146	(133)
Star Asia Opportunity	-	(5)	5
Star Asia SPV	-	1,287	(1,287)
Other	-	1	(1)
Total	$27	$1,828	$(1,801)

As of December 31, 2014, we had no investments accounted for under the equity method.  See notes 5, 15, and 29 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) was ($414) for the year ended December 31, 2014,  as compared to ($3,565) for the year ended December 31, 2013. The tax benefit realized in 2014 was comprised of: a deferred tax benefit of $641 primarily from changes in the expected reversal patterns of our deferred tax liability as well as changes in the expiration timeframes of our carry forward assets; and current tax expense of $227 from taxes incurred in France and Spain. The tax benefit realized in 2013 was comprised of: (i) a deferred tax benefit of $2,074 primarily from changes in the expected reversal patterns of our deferred tax liability as well as changes in the expiration timeframes of our carry forward assets; (ii) a tax benefit of $1,402 representing the recognition of a previously unrecognized tax benefit that became effectively settled during the period; and (iii) other miscellaneous net tax benefit of $89. See discussion of Pennsylvania income tax assessment and other information in note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the years ended December 31, 2014 and 2013 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated but not wholly owned by the Operating LLC.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2014

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(4,086)	$-	$-	$(4,086)	$-	$(4,086)
Income tax expense / (benefit)	-	-	227	227	(641)	(414)
Net income / (loss) after tax	(4,086)	-	(227)	(4,313)	641	(3,672)
Majority owned subsidiary non-controlling interest	-	-	-	-
Net loss attributable to Operating LLC	(4,086)	-	(227)	(4,313)
Average effective Operating LLC non-controlling interest (1)%				25.20%
Operating LLC non-controlling interest				(1,087)
Majority owned subsidiary non-controlling interest				-
Total non-controlling interest				$(1,087)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2013

		Majority		Total
	Wholly owned	owned	IFMI	Operating		Consolidated
	subsidiaries	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(20,740)	$(2,744)	$-	$(23,484)	$-	$(23,484)
Income tax expense / (benefit)	-	14	(1,394)	(1,380)	(2,185)	(3,565)
Net income / (loss) after tax	(20,740)	(2,758)	1,394	(22,104)	2,185	(19,919)
Majority owned subsidiary non-controlling interest	-	(9)	-	(9)
Net loss attributable to Operating LLC	(20,740)	(2,749)	1,394	(22,095)
Average effective Operating LLC non-controlling interest (1)%				29.83%
Operating LLC non-controlling interest				(6,592)
Majority owned subsidiary non-controlling interest				(9)
Total non-controlling interest				$(6,601)

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

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Year ended December 31,		Favorable / (Unfavorable)
	2013	2012	$ Change	% Change
Revenues
Net trading	$38,528	$69,486	$(30,958)	(45)%
Asset management	19,239	23,172	(3,933)	(17)%
New issue and advisory	6,418	5,021	1,397	28%
Principal transactions and other income	(6,668)	(2,439)	(4,229)	(173)%
Total revenues	57,517	95,240	(37,723)	(40)%

Operating expenses
Compensation and benefits	47,167	62,951	15,784	25%
Business development, occupancy, equipment	5,817	5,795	(22)	0%
Subscriptions, clearing, and execution	10,822	11,446	624	5%
Professional fee and other operating	13,410	13,448	38	0%
Depreciation and amortization	1,405	1,305	(100)	(8)%
Total operating expenses	78,621	94,945	16,324	17%

Operating income / (loss)	(21,104)	295	(21,399)	(7254)%

Non-operating income / (expense)

Interest expense, net	(4,193)	(3,732)	(461)	(12)%
Other income / (expense)	(15)	(4,271)	4,256	100%
Income / (loss) from equity method affiliates	1,828	5,052	(3,224)	(64)%
Income / (loss) before income taxes	(23,484)	(2,656)	(20,828)	(784)%
Income taxes	(3,565)	(615)	2,950	480%
Net income / (loss)	(19,919)	(2,041)	(17,878)	(876)%
Less: Net (loss) income attributable to the non-controlling interest	(6,601)	(1,073)	5,528	515%
Net income / (loss) attributable to IFMI	$(13,318)	$(968)	$(12,350)	(1276)%

Revenues

Revenues decreased by $37,723, or 40%, to $57,517 for the year ended December 31, 2013 as compared to $95,240 for the year ended December 31, 2012. As discussed in more detail below, the change was comprised of (i) a decrease of $30,958 in net trading revenue; (ii)  a decrease of $3,933 in asset management revenue; (iii) an increase of $1,397 in new issue and advisory revenue; and (iv) a decrease of $4,229 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $30,958, or 45%, to $38,528 for the year ended December 31, 2013 as compared to $69,486 for the year ended December 31, 2012.     The following table provides detail on net trading revenue by operation.

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

Effective January 31, 2014, we merged CCPR and JVB. The merged broker-dealer subsidiary operates under the JVB name.   In connection with this merger, we reduced our workforce by approximately 20% by eliminating certain redundant and non-core business lines.

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

Asset Management

Asset management fees decreased by $3,933, or 17%, to $19,239 for the year ended December 31, 2013, as compared to $23,172 for the year ended December 31, 2012, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	December 31, 2013	December 31, 2012	Change
CDO and related service agreements	$13,664	$21,729	$(8,065)
Other	5,575	1,443	4,132
Total	$19,239	$23,172	$(3,933)

CDOs

Asset management revenue from company-sponsored CDOs decreased by $8,065 to $13,664 for the year ended December 31, 2013 as compared to the year ended $21,729 for the year ended December 31, 2012. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	December 31, 2013	December 31, 2012	Change
TruPS and insurance company debt - U.S.	$6,553	$11,504	$(4,951)
High grade and mezzanine ABS	1,281	1,538	(257)
TruPS and insurance company debt - Europe	2,555	6,429	(3,874)
Broadly syndicated loans - Europe	3,275	2,258	1,017
Total	$13,664	$21,729	$(8,065)

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

Asset management fees for broadly syndicated loans –Europe represent revenue from a single CLO.  Prior to August 2012, we served as the junior manager of this CLO and we shared management fees evenly with the lead manager.  In August 2012, we became the lead manager (and remained junior manager).  As a result of becoming lead manager, we earn all of the management fees related to this CLO, which has caused the increase in asset management fees from broadly syndicated loans – Europe.

A significant portion of our managed CDOs have stopped paying subordinated management fees due to diversion of cash flows called for within the CDO governing documents.  See “Critical Accounting Policies and Estimates – Revenue Recognition – Asset Management” beginning on page 68 for discussion of our accounting policy regarding recognition of revenue related to subordinated management fees.

Other

Other asset management revenue increased by $4,132 to $5,575 for the year ended December 31, 2013 from $1,443 for the year ended December 31, 2012.  Of the increase in other asset management revenue, $2,329 was due to the acquisition of Star Asia Manager, which was effective March 1, 2013.  Prior to the acquisition, we owned 50% of Star Asia Manager and treated the investment as an equity method investment.  The remaining increase was due to increased separate account asset management revenues including incentive fees earned.  See note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $1,397, or 28%, to $6,418 for the year ended December 31, 2013 from $5,021 for the year ended December 31, 2012.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $4,229 to ($6,668) for the year ended December 31, 2013, as compared to ($2,439) for the year ended December 31, 2012.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	December 31, 2013	December 31, 2012	Change
EuroDekania	$1,971	$638	$1,333
Star Asia	(13,065)	(7,274)	(5,791)
Tiptree	(552)	301	(853)
Star Asia Special Situations Fund	152	662	(510)
Currency hedges	260	40	220
Other principal investments	657	2,035	(1,378)
Total principal transactions	(10,577)	(3,598)	(6,979)
Other income	3,909	1,159	2,750
Total	$(6,668)	$(2,439)	$(4,229)

Principal Transactions

EuroDekania is an investment company and we carry our investment at the NAV of the fund.  Income recognized in each period is a result of changes in the underlying NAV of the fund.

Star Asia is an investment fund that is exposed to changes in its value due to the performance of its underlying investments. The value of our investment in Star Asia was impacted by the fact that Star Asia’s investments are primarily denominated in Japanese Yen and Star Asia itself does not hedge against currency fluctuations. The following table shows the change in the value of our investment in Star Asia and how it was impacted by these items.

STAR ASIA PRINCIPAL TRANSACTIONS
(Dollars in Thousands)

	December 31, 2013	December 31, 2012	Change
Purchase or receipt of shares for below NAV	$-	$298	$(298)
Foreign exchange	(7,620)	(5,504)	(2,116)
Underlying investment values, net	(5,445)	(2,068)	(3,377)
Total	$(13,065)	$(7,274)	$(5,791)

On February 20, 2014, we sold the Star Asia Group, which includes Star Asia. See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

As of December 31, 2013, our long exposure to the Japanese Yen was 3.2 billion Japanese Yen and our Japanese Yen hedge was 1.25 billion Japanese Yen.  The spot rate of the U.S. Dollar to Japanese Yen was $105.31 as of December 31, 2013, and, as a result, our un-hedged portion of Star Asia was $18.8 million. We had no hedge in place at December 31, 2012.  As of December 31, 2012, our long exposure to Japanese Yen was 4.2 billion Yen. The spot rate of U.S. Dollar to Japanese Yen was 86.75 as of

December 31, 2012, which means our un-hedged portion of Star Asia was $49.0 million. In conjunction with the sale of the Star Asia Group in February 2014, we extinguished our Yen hedge.  Going forward we should not have material exposure to the Japanese Yen.

Underlying investment values: This line item represents the changes to the fair value of our investment in Star Asia exclusive of the impact of foreign currency changes or other changes specifically identified in the table above.   As described in more detail in note 5 to our consolidated financial statements included in this Annual Report on Form 10-K, we sold our investment in Star Asia in February 2014, along with our investment in the remaining entities in the Star Asia Group.  As a result, as of December 31, 2013, we determined the fair value of our investment in Star Asia by utilizing a valuation model that took into account the terms and conditions of the sale in February 2014.

Effective June 30, 2013, we changed the way we calculate the fair value of our investment in Tiptree.  Previously, we carried our investment at the underlying NAV of the fund.  However, Tiptree completed a reorganization during 2013.  As a result of the reorganization, our investment in Tiptree can be exchanged into shares of Tiptree Financial, Inc. based on a stated exchange ratio (which was generally fixed, but could be adjusted for certain events like stock dividends or stock splits).  Tiptree Financial Inc. is publicly traded OTC.  Therefore, beginning June 30, 2013, we calculated the fair value of our investment in Tiptree by using the closing over the counter price for Tiptree Financial Inc. and adjusting for the exchange ratio.  The decline in the fair value of our investment was primarily due to this change in method of calculating the fair value of our investment.

In December 2012, we made an investment in the Star Asia Special Situations Fund. As of December 31, 2012, we carried our investment in the Star Asia Special Situations Fund at the NAV of the underlying fund.  As described in more detail in note 5 to our consolidated financial statements included in this Annual Report on Form 10-K, we sold our investment in Star Asia Special Situations Fund in February 2014, along with our investment in the remaining entities of the Star Asia Group.  As a result, as of December 31, 2013, we determined the fair value of our investment in Star Asia Special Situations Fund by utilizing a valuation model that took into account the terms and conditions of the sale in February 2014.

Currency hedges represent our Yen hedge that was put in place to hedge our investment in Star Asia.  Subsequent to the sale of the Star Asia Group in February 2014, we no longer have a Yen hedge outstanding.

Other Income

Other income increased by $2,750 to $3,909 for the year ended December 31, 2013, as compared to $1,159 for the year ended December 31, 2012.  Prior the Merger, AFN had entered into an arrangement whereby it guaranteed a portion of a particular loan that was owned by the Alesco XIV securitization.  This arrangement was accounted for as a guarantee and we recorded a liability of $1,084 at the Merger Date.  In May 2013, the underlying loan was paid off in full by the borrower and our guarantee was extinguished.  We recorded other revenue of $1,084 in the second quarter of 2013 and wrote off the liability.    The remaining increase in dividends, interest, and other was primarily comprised of: (i) $1,015 increase from our revenue share arrangement with Strategos Capital Management LLC; and (ii) $651 increase in all other income, net.

Operating Expenses

Operating expenses decreased by $16,324, or 17%, to $78,621 for the year ended December 31, 2013$94,945 for the year ended December 31, 2012. As discussed in more detail below, the change was comprised of (i) a decrease of $15,784 in compensation and benefits; (ii) an increase of $22 in business development, occupancy, and equipment; (iii) a decrease of $624 in subscriptions, clearing, and execution; (iv) a decrease of $38 of professional fees and other operating; and (v) an increase of $100 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $15,784, or 25%, to $47,167 for the year ended December 31, 2013 from $62,951 for the year ended December 31, 2012.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	December 31, 2013	December 31, 2012	Change
Cash compensation and benefits	$45,220	$59,576	$(14,356)
Compensation charge for payments to former CEO and board member of PrinceRidge and former Chairman of the board of PrinceRidge	-	2,104	(2,104)
Equity-based compensation	1,947	1,271	676
Total	$47,167	$62,951	$(15,784)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation and benefits. The decrease was primarily a result of a decrease in incentive compensation which is tied to revenue and operating profitability.  Our total headcount decreased from 197 at December 31, 2012, to 148 at December 31, 2013. From time to time, we pay employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

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

Equity-based compensation increased by $676 to $1,947 for the year ended December 31, 2013, as compared to $1,271 for the year ended December 31, 2012.  There were three major components of this change as described in the table below.

EQUITY BASED COMPENSATION
(Dollars in Thousands)

	December 31, 2013	December 31, 2012	Change
Equity compensation charge related to the former CEO and board member of PrinceRidge and the former Chairman of the board of PrinceRidge	$-	$(1,158)	$1,158
Reversals of previously recognized expense	(355)	(1,960)	1,605
Other equity compensation, net	2,302	4,389	(2,087)
Total	$1,947	$1,271	$676

First, during the year ended December 31, 2012, we recognized a reduction in equity based compensation of $1,158 related to the forfeiture of equity based grants to Michael T. Hutchins and John P. Costas (the former CEO and former Chairman, respectively, of PrinceRidge) in July 2012. Second, we recognized $1,605 less in reversals of equity compensation expense in the year ended December 31, 2013, as compared to the year ended December 31, 2012 due to forfeitures and employees failing to meet their performance targets.  Finally, we recognized a reduction in other equity compensation expense of $2,087 primarily as a result of employee grants becoming fully vested or forfeited after December 31, 2012, net of new grants after December 31, 2012.  See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $38, or 0%, to $13,410 for the year ended December 31, 2013 from $13,448 for the year ended December 31, 2012.

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

Non-Operating Income and Expense

Interest Expense, net

Interest expense increased by $461, or 12%, to $4,193 for the year ended December 31, 2013, as compared to $3,732 for the year ended December 31, 2012. The increase was comprised of (i) an increase of $203 related to the issuance of the 8.0% Convertible Notes; (ii) a decrease of $912 in interest income, net related to the reduction in the amount owed to withdrawing partners of PrinceRidge which was recorded in 2012; (iii) an increase in interest expense of $55 relating to the amortization of the discount attributable to a payment made by us to Sentinel Management Group, Inc. (“Sentinel”) in connection with the settlement of certain litigation matters involving our former U.S. broker-dealer, Cohen & Company Securities, LLC, and Sentinel (the “Sentinel Litigation”);  (iv) $10 of other increases in interest expense; partially offset by  (v) a decrease of $464 in interest incurred on the convertible senior notes (comprised of our 7.625% Contingent Convertible Senior Notes due 2027 (“Old Notes”) and New Notes) due to repurchases and redemptions of the Old Notes; (vi) a reduction of $119 in interest incurred on the subordinated notes payable due to repayments and repurchases of these notes and; (vii) a reduction of $136 in interest incurred on the junior subordinated notes as a result of the interest rate on one of the two issuances changing from a fixed rate to a lower variable rate beginning on July 31, 2012.  See note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

On February 20, 2014, we completed the sale of the Star Asia Group which includes Star Asia Manager, SAA Manager and Star Asia Capital Management.  As of December 31, 2013, we had no interest in the earnings of Star Asia SPV and Star Asia Opportunity II.  Star Asia Opportunity is in liquidation and a small additional distribution is expected in 2014. See note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income Tax Expense / (Benefit)

Income tax expense / (benefit) was ($3,565) for the year ended December 31, 2013 as compared to income tax expense / (benefit) of ($615) for the year ended December 31, 2012.   The tax benefit realized in 2013 was comprised of: (i) a deferred tax benefit of $2,074 primarily from changes in the expected reversal patterns of our deferred tax liability as well as changes in the expiration timeframes of our carry forward assets; (ii) a tax benefit of $1,402 representing the recognition of a previously unrecognized tax benefit that became effectively settled during the period; and (iii) other miscellaneous net tax benefit of $89. The tax expense realized by us in 2012 was primarily the result of a deferred tax benefit that resulted from changes in the reversal pattern of our deferred tax liabilities as well as changes in our state and local tax rate as a result of changes in the jurisdictions in which we operate.  See discussion of Pennsylvania income tax assessment and other information in note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

See Liquidity and Capital Resources – Debt Financing and Liquidity and Capital Resources – Contractual Obligations below.

During the third quarter of 2010, our Board of Directors initiated a dividend of $0.05 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, our Board of Directors declared a dividend of $0.02 per quarter, which was paid regularly through the fourth quarter of 2014. Our Board of Directors has the power to decide to increase, reduce, or eliminate dividends in the future and such decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing our indebtedness. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our Board of Directors, a pro rata distribution was made to the other members of the Operating LLC upon the payment of dividends to our stockholders.

On March 5, 2015, our Board of Directors declared a cash dividend of $0.02 per share, which will be paid on our Common Stock on April 2, 2015 to stockholders of record on March 19, 2015. A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to our stockholders.

We filed a Registration Statement on Form S-3 on February 14, 2014, which was declared effective by the SEC on May 14, 2014.   The registration statement enables us to offer and sell, in the aggregate, up to $300,000 of debt securities, preferred stock (either separately or represented by depositary shares), or Common Stock (including, if applicable, any associated preferred stock purchase rights, subscription rights, stock purchase units and warrants, as well as units that include any of these securities). Further, certain of the securities issuable under the registration statement may be convertible into or exercisable or exchangeable for Common Stock or preferred stock of IFMI, and we will be able to offer and sell any of the securities issuable under the registration statement separately or together, in any combination with other securities. The ability to offer and sell securities issuable under the registration statement will provide another source of liquidity in addition to the alternatives already in place. Further, any net proceeds from a sale of our securities under the registration statement could be used for our operations and for other general corporate purposes, including, but not limited to, capital expenditures, repayment or refinancing of borrowings, working capital, investments and acquisitions. The registration statement will expire on May 14, 2017.

Cash Flows

We have four primary uses for capital:

(1) To fund the operations of our Capital Markets business segment. Our Capital Markets business segment utilizes capital (i) to fund securities inventory to facilitate client trading activities; (ii) for risk trading on the firm’s own account; (iii) to fund our collateralized securities lending activities; (iv) to fund our TBAs trading activities; (v) for temporary capital needs associated with underwriting activities; (vi) to fund business expansion into existing or new product lines; and (vii) to fund any operating losses incurred.

(2) To fund investments. Historically, our investments primarily included investments in securities and “sponsor investments” in permanent capital vehicles or investment funds. On a going forward basis, the Company’s principal investing activities will include more investments in entities it does not manage.  We may need to raise additional debt or equity financing in order to ensure we have the capital necessary to take advantage of attractive investment opportunities. In February, 2014, the Company sold its interest in Star Asia and Star Asia Special Situations Fund (See Sale of Star Asia and Other Related Entities above).

(3) To fund mergers or acquisitions. We may opportunistically use capital to acquire other asset managers, individual asset management contracts, or financial services firms. To the extent our liquidity sources are insufficient to fund our future merger or acquisition activities, we may need to raise additional funding through an equity or debt offering. No assurances can be given that additional financing will be available in the future, or that if available, such financing will be on favorable terms.

(4) To fund potential dividends and distributions. During the third quarter of 2010 and for each subsequent quarter through December 31, 2014, we have declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of December 31, 2014 and December 31, 2013, we maintained cash and cash equivalents of $12,253 and $13,161, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flow from operating activities	$4,114	$(8,231)	14,748
Cash flow from investing activities	464	2,941	9,110
Cash flow from financing activities	(5,289)	4,032	(27,717)
Effect of exchange rate on cash	(197)	(81)	138
Net cash flow	(908)	(1,339)	(3,721)
Cash and cash equivalents, beginning	13,161	14,500	18,221
Cash and cash equivalents, ending	$12,253	$13,161	14,500

 See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

2014 Cash Flows

As of December 31, 2014, our cash and cash equivalents were $12,253, representing a decrease of $908 from December 31, 2013. The decrease was attributable to the cash provided by operating activities of $4,114, the cash provided by investing activities of $464, the cash used in financing activities of $5,289, and the decrease in cash caused by a change in exchange rates of $197.

The cash provided by operating activities of $4,114 was comprised of (a) net cash outflows of $5,454 related to working capital fluctuations; (b) net cash inflows of  $8,446 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) net cash inflows from other earnings items of $1,122 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity based compensation, depreciation, and amortization).

The cash provided by investing activities of $464 was comprised of (a) $19,924 of cash proceeds from the sale of the Star Asia Group in February 2014; (b) $5,947 of proceeds from sales and returns of principal from other investments, at fair value; (c) $67 in distributions received from equity method affiliates (see note 15 to our consolidated financial statements in this Annual Report on Form 10-K); net of (d) $25,290 of cash used to acquire other investments, at fair value; and (e) $184 used to purchase furniture, equipment and leasehold improvements.

The cash used in financing activities of $5,289 was comprised of (a) $3,121 used to repay outstanding debt; (b) $87 used to net settle cash equity awards; (c) $384 to acquire common stock for treasury; (d) $419 of distributions to non-controlling interests related to the Operating LLC; and (e) $1,278 in dividends to stockholders of IFMI.

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

The cash used by operating activities of $8,231 was comprised of (a) net cash outflows of $10,078 related to working capital fluctuations; (b) net cash inflows of  $7,967 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash outflows from other earnings items of $6,120 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity based compensation, depreciation, and amortization).

The cash provided by investing activities of $2,941 was comprised of (a) $679 of cash acquired due to the acquisition of Star Asia Manager; (b) $2,082 of proceeds from sales and returns of principal from other investments, at fair value; (c) $3,094 in distributions received from equity method affiliates (see note 15 to our consolidated financial statements in this Annual Report on Form 10-K); net of (d) $2,035 of cash used to acquire other investments, at fair value, which was comprised of $302 of additional investment in the Star Asia Special Situations Fund, $762 invested in a Yen currency hedge, and $971 used to purchase shares of EuroDekania; (e) $30 of investment in equity method affiliates; and (f) $849 used to purchase furniture, equipment and leasehold improvements.

The cash provided in financing activities of $4,032 was comprised of (a) $8,248 in proceeds for the issuance of convertible debt (see notes 4 and 17 to our consolidated financial statements included in this Annual Report on Form 10-K); (b) $5,051 in net proceeds from the private placement of equity (see note 4 to our consolidated financial statements included in this Annual Report on Form 10-K); net of (c) $6,072 for the repurchase and repayment of debt, which includes $5,000 of repurchases of New Notes, $725 related to the Star Asia Manager note payable, and $347 related to our subordinated notes payable; (d) $670 in payment of deferred financing costs in connection with the new convertible debt issued; (e) $153 used for the payment of employee tax obligations related to restricted stock vesting; (f) $789 of net redemptions for the redeemable non-controlling interests related to PrinceRidge; (g) $86 of repayments of mandatorily redeemable equity interests related to PrinceRidge; (h) $431 of distributions to non-controlling interests related to the Operating LLC; and (i) $1,066 in dividends to stockholders of IFMI.

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

Regulatory Capital Requirements

As of December 31, 2014,  two of our subsidiaries are licensed securities dealers in the United States or the United Kingdom. As broker-dealers, our subsidiary, JVB, is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at December 31, 2014 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)
United States	$267
United Kingdom	2,038
Total	$2,305

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at December 31, 2014, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $16,252. See note 23 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Receivables under resale agreements
Period end	$101,675	$29,395	$70,110
Monthly average	64,409	83,931	168,184
Maximum month end	101,675	101,444	262,789
Securities sold under agreements to repurchase
Period end	$101,856	$28,748	$70,273
Monthly average	64,740	84,402	168,277
Maximum month end	101,856	103,806	260,084

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

Debt Financing

As of December 31, 2014, we had the following sources of debt financing other than securities financing arrangements: (1) contingent convertible senior notes, comprised of the 8.0% Convertible Notes; (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I.

See note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our outstanding debt.

The following table summarizes our long-term indebtedness and other financing outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		December 31, 2014	December 31, 2013	Interest Rate Terms	Interest (3)	Maturity
Contingent convertible senior notes:
10.50% contingent convertible senior notes (the "New Notes")	$-		$-	$3,115	10.50%	10.50%	May 2014
8.00% contingent convertible senior notes (the "8.0% Convertible Notes")	8,248		8,248	8,248	8.00%	8.00%	September 2018 (1)
	$8,248		$8,248	11,363
Junior subordinated notes:
Alesco Capital Trust I	$28,125	(2)	11,499	10,697	4.26%	4.26%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	8,192	7,614	4.41%	4.41%	March 2035
	$48,125		19,691	18,311
Total			$27,939	$29,674

(1)

The holders of the 8.0% Convertible Notes may convert all or any part of the outstanding principal amount of the 8.0% Convertible Notes at any time prior to maturity into shares of our Common Stock at a conversion price of $3.00 per share, subject to customary anti-dilution adjustments.

(2)The outstanding par represents the total par amount of the junior subordinated notes held by two separate variable interest entity (“VIE”) trusts. We do not consolidate these trusts. We hold $1,489 par value of these junior subordinated notes, comprised of $870 par value of junior subordinated notes related to Alesco Capital Trust I and $619 par value of junior subordinated notes related to Sunset Financial Statutory Trust I. These notes have a carrying value of $0. Therefore, the net par value held by third parties is $48,125.

(3)Represents the interest rate as of the last day of the reporting period.

Off-Balance Sheet Arrangements

There were no material off balance sheet arrangements as of December 31, 2014.

Contractual Obligations

The table below summarizes our significant contractual obligations as of December 31, 2014 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Also, we have assumed that the 8.0% Convertible Notes are not converted prior to maturity.  Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements.

CONTRACTUAL OBLIGATIONS
December 31, 2014
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$4,257	$1,686	$1,786	$536	$249
Maturity of 8.0% Convertible Notes (1)	8,248	-	-	8,248	-
Interest on 8.0% Convertible Notes (1)	2,497	669	1,338	490	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	44,560	2,064	4,127	4,127	34,242
	$107,687	$4,419	$7,251	$13,401	$82,616

(1)Assumes the 8.0% Convertible Notes are not converted prior to maturity.

(2)The interest on the junior subordinated notes is variable. The interest rate in effect as of December 31, 2014 was used to compute the contractual interest payment in each period noted.

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

Fair Value Hierarchy — We adopted the fair value measurement provisions in FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), applicable to financial assets and financial liabilities effective January 1, 2008 (except for certain provisions related to nonfinancial assets and nonfinancial liabilities for which we adopted effective January 1, 2009). FASB ASC 820 defines fair value as the price that would be received to sell the asset or paid to transfer the liability between market participants at the measurement date (“exit price”). An exit price valuation will include margins for risk even if they are not observable. In accordance with FASB ASC 820, we categorize our financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the hierarchy under FASB ASC 820 are described below.

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
How we determine fair value for investments in investment funds and similar vehicles

A portion of our other investments, at fair value represents investments in investment funds and other non-publicly traded entities that have the attributes of investment companies as described in FASB ASC 946-15-2. We estimate the fair value of these entities using the reported net asset value per share as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculated net asset value per share (or its equivalent) included in FASB ASC 820 for all entities except Star Asia. We generally classify these estimates within either level 2 of the valuation hierarchy if our investment in the entity is currently redeemable or level 3 if our investment is not currently redeemable.

In the case of Star Asia, prior to December 31, 2013, we utilized a valuation model to determine fair value, which used a market approach and the fair value was generally classified within level 3 of the valuation hierarchy. Star Asia accounts for itself as an investment company as described in ASC 946, Financial Services — Investment Companies. As an investment company, Star Asia carries its assets at fair value and reports NAV per share to its investors. However, Star Asia issued subordinated debt securities in 2009 at a significant discount to par. Upon issuance, Star Asia did not elect the fair value option for these liabilities and was not required to do so under ASC 946. Over time, it was our assessment that the fair value of the subordinated debt securities diverged from its carrying value. Because Star Asia’s published NAV was calculated using the amortized cost of these subordinated debt securities, we concluded it would be appropriate to adjust Star Asia’s reported NAV to recalculate it as if Star Asia’s subordinated debt was recorded at fair value as opposed to its historical amortized cost. We estimate the fair value of Star Asia’s subordinated debt securities by projecting the remaining debt cash outflows and discounting them at an estimated market rate as of the reporting date, which is derived from similar non-investment grade long term subordinated debt issuances.

As is described in more detail in note 5 to our consolidated financial statements included in this Annual Report on Form 10-K, the Company sold its investment in Star Asia in February 2014 along with its investment in Star Asia Special Situations Fund and other related entities.  Therefore, the Company determined the fair value of its investment in Star Asia by utilizing a valuation model that took into account the terms and conditions of the sale in February 2014, as opposed to the valuation model described in the immediately preceding two paragraphs (which was used historically by the Company).

Derivative Financial Instruments

We do not utilize hedge accounting for our derivatives. Accordingly, all derivatives are carried at fair value with unrealized and realized gains recognized in earnings.

If the derivative is expected to be managed by employees of our Capital Markets business segment, or is a hedge for an investment classified as investments-trading, the derivative will be carried as a component of investments-trading if an asset or securities sold, not yet purchased if a liability. If the derivative is a hedge for an investment carried as a component of other investments, at fair value, the derivative will be recorded in other investments, at fair value. We may, from time to time, enter into derivatives to manage our risk exposures (i) arising from fluctuations in foreign currency rates with respect to our investments in foreign currency denominated investments; (ii) arising from our investments in floating rate investments; and (iii) arising from our facilitation of mortgage-backed trading. Derivatives entered into by us, from time to time, may include (i) foreign currency forward contracts; (ii) EuroDollar futures; (iii) purchase and sale agreements of TBAs; and (iv) other extended settlement trades.

TBAs are forward mortgage-backed securities whose collateral remain “to be announced” until just prior to the trade settlement. TBAs are accounted for as derivatives under FASB ASC 815 when either of the following conditions exists: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month), or (ii) a mechanism exists to settle the contract on a net basis. Otherwise, TBAs are recorded as a standard security trade. From January 1, 2012 until December 31, 2014, all TBA transactions entered into by us have been accounted for as derivatives.

In addition to TBAs and as part of the our broker-dealer operations, we may from time to time enter into other securities or loan trades that do not settle within the normal securities settlement period.   In those cases, the purchase or sale of the security or loan is not recorded until the settlement date.  However, from the trade date until the settlement date, our interest in the security is accounted for as a derivative as either a forward purchase commitment or forward sale commitment.

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

As shown in note 21 to the consolidated financial statements contained herein, we currently have significant unrecognized deferred tax assets. These assets are unrecognized because we have recorded valuation allowances as we have determined that it is not more likely than not that we will realize the benefits of these tax assets. However, this determination is ongoing and subject to change. If we were to change this determination in the future, a significant tax benefit would be recognized as a component of earnings.

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

Asset management: Asset management revenue consists of CDO asset management fees, fees earned for management of our permanent capital vehicles and investment funds, fees earned under a service arrangement with another CDO asset manager, and other asset management fees. CDO asset management fees are earned for providing ongoing asset management services to the applicable trust. In general, we earn a senior asset management fee, a subordinated asset management fee, and an incentive asset management fee.

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

Once it is determined that we hold a variable interest in a VIE, FASB ASC 810 requires that we perform a qualitative analysis to determine (i) which entity has the power to direct the matters that most significantly impact the VIEs financial performance and (ii) if we have the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The entity that has both of these characteristics is deemed to be the primary beneficiary and required to consolidate the VIE. This assessment must be done on an ongoing basis.

We classify the VIEs we are involved with into two groups: (i) VIEs managed by us and (ii) VIEs managed by third parties. In the case of the VIEs that we have been involved with, we have generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance. This is not a blanket conclusion as it is possible for an entity other than a manager to have the power to direct such matters. However, for all the VIEs we were involved with as of December 31, 2014, we have drawn this conclusion.

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

We have variable interests in various securitizations but we have determined that we are not the primary beneficiary and therefore are not consolidating the securitization VIEs. The maximum potential financial statement loss we would incur if the securitization vehicles were to default on all of their obligations would be (a) the loss of value of the interests in securitizations that we hold in our inventory at the time (see note 16 to our consolidated financial statements included in this Annual Report on Form 10-K) and (b) any management fee receivables in the case of managed VIEs.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target could be Achieved after the Requisite Service Period, which requires a performance target that affects vesting and that could be achieved after the requisite service period be accounted for as a performance condition rather than as a non-vesting condition that affects the grant-date fair value of the award.  A reporting entity should apply existing guidance in Topic 718, Compensation-Stock Compensation, as it relates to such awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effective applying this ASU as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements.  We will adopt the provisions of this ASU effective January 1, 2016 and are currently evaluating the new guidance to determine the impact, if any, that it will have on our consolidated financial statements.

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

In November 2014, the FASB issued ASU No. 2014-17, Pushdown Accounting, which provides guidance on whether and at what threshold an acquired entity can apply pushdown accounting in its separate financial statements.  The amendment gives the acquired entity the option of applying pushdown accounting in the reporting period in which the change-in-control event occurs.  The decision to apply pushdown accounting is made for each individual change-in-control event.  Once the election is made for a particular event, it is irrevocable.  Furthermore, an entity may elect to apply push down accounting in a period subsequent to the change-in-control event but must treat such application as a change in accounting principle and apply the guidance of Accounting Changes and Error Corrections (Topic 250).  The amendment is effective on November 18, 2014.  This ASU will have no effect on our consolidated financial statements.  We are currently evaluating the potential impact on any separately issued subsidiary statements.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of December 31, 2014, we would incur a loss of $3,424 if the yield curve rises 100 bps across all maturities and a gain of $3,415 if the yield curve falls 100 bps across all maturities. As of December 31, 2013, we would incur a loss of $4,225 if the yield curve rises 100 bps across all maturities and a gain of $4,216 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment that is denominated in Euros.  We had an investment fund denominated in Japanese Yen and another permanent capital vehicle denominated in U.S. Dollars, but for which the underlying net assets are primarily based in Japanese Yen. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of December 31, 2014, our equity price sensitivity was $622 and our foreign exchange currency sensitivity was $6.  As of December 31, 2013, our equity price sensitivity was $2,636 and our foreign exchange currency sensitivity was $1,498.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of December 31, 2014, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $3,399 as of December 31, 2014.

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

How we manage these risks

Market Risk

We seek to manage our market risk by utilizing our underwriting and credit analysis processes that are performed in advance of acquiring any investment. In addition, we continually monitor our investments-trading and our trading securities sold, not yet purchased on a daily basis and our other investments on a monthly basis. We perform an in-depth monthly analysis on all our investments and our risk committee meets on a monthly basis to review specific issues within our portfolio and to make recommendations for dealing with these issues. In addition, our broker-dealers have an assigned chief risk officer that reviews the firm’s positions and trading activities on a daily basis.

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

ITEM  9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, who certify our financial reports and to other members of senior management and the Board of Directors. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2014.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as described in the revised  (2013) version in Internal Control-Integrated Framework. Based on this assessment, management believed that, as of December 31, 2014, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s auditors pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by Item 10 is included in the sections entitled “Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board of Directors Information” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  11.Executive Compensation.

The information required by Item 11 is included in the section entitled “Executive Compensation” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 with respect to the “Security Ownership of Certain Beneficial Owners and Management” is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan Information

The Company’s 2006 Long-Term Incentive Plan was approved by our stockholders at the special meeting held on October 6, 2006. The 2006 Long-Term Incentive Plan was amended on April 26, 2007, and June 18, 2008.

Following the Merger in December 2009, our Board of Directors assumed the Cohen Brothers, LLC 2009 Equity Award Plan (the “2009 Equity Award Plan”) from Cohen Brothers on December 16, 2009. The 2009 Equity Award Plan expired upon the vesting of restricted units of the Operating LLC on December 16, 2012. In December 2012, the Company’s Vice Chairman (formerly our Chairman and Chief Executive Officer of the Company), Daniel G. Cohen, transferred to the Company 116,595 restricted shares of the Company’s Common Stock to the Company in order to satisfy his obligation to fund the equity vesting under the 2009 Equity Award Plan pursuant to the Equity Plan Funding Agreement.

The Company’s 2010 Long-Term Incentive Plan was approved by our stockholders at the annual meeting held on December 10, 2010. The 2010 Long-Term Incentive Plan was amended on April 18, 2011 and amended and restated on March 8, 2012 and November 30, 2013.

The following table provides information regarding the 2006 Long-Term Incentive Plan and the 2010 Long-Term Incentive Plan as of December 31, 2014.

	(a)	(b)	(c)
	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,192,857	$4.00	1,239,488
Equity compensation plans not approved by security holders	-	-	-

See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the 2006 Long-Term Incentive Plan, the 2009 Equity Award Plan and the Equity Plan Funding Agreement, and the 2010 Long-Term Incentive Plan.

The remainder of the information required by Item 12 is included in the Section entitled “Share Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities

Exchange Act of 1934 in connection with the Company’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  13.Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board of Directors Information — Director Independence” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  14.Principal Accounting Fees and Services.

The information required by Item 14 is included in the sections entitled “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.3	2006 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 30, 2007). +

10.4	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.5

Form of Indemnification Agreement by and between Alesco Financial Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2006).

10.6

Employment Agreement between Cohen Brothers, LLC and Joseph W. Pooler, Jr., dated as of May 7, 2008 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10. 7

Amendment No. 1 to Employment Agreement between Cohen Brothers, LLC and Joseph W. Pooler, Jr., dated as of February 20, 2009 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on
Form S-4 filed with the SEC on June 2, 2009). +

10.8

Amendment No. 2 to Employment Agreement between Joseph W. Pooler, Jr. and Cohen Brothers, LLC, dated as of February 18, 2010 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

10.9

Cohen Brothers, LLC 2009 Senior Managers’ Cash Bonus Retention Plan (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.10

Alesco Financial Inc. Cash Bonus Plan (incorporated by reference to Annex B to Alesco Financial Inc.’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on August 20, 2009). +

10.11

Amended and Restated Limited Liability Company Agreement of Cohen Brothers, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

10.12

Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of IFMI, LLC, dated as of June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011).

10.13

Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of IFMI, LLC, dated as of May 9, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

10.14

Employment Agreement by and between Daniel G. Cohen and Cohen & Company Inc., dated as of February 18, 2010 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

10.15

Amended and Restated Employment Agreement, dated as of May 9, 2013, by and among IFMI, LLC, Institutional Financial Markets, Inc., Daniel G. Cohen, C&Co/PrinceRidge Holdings LP and C&Co/PrinceRidge Partners LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).+

10.16

Amendment No. 1 to Employment Agreement, dated as of December 18, 2012, by and among IFMI, LLC (formerly Cohen Brothers LLC ), Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.), and Daniel G. Cohen (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2013). +

10.17	2010 Executive Officers’ Cash Bonus Plan (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

10.18	Form of Award For 2010 Executive Officers’ Cash Bonus Plan (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

10.19

Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.) 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2010). +

10.20

Amendment No. 1 to Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.) 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 26, 2011). +

10.21

Institutional Financial Markets, Inc. Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2012). +

10.22

Second Amended and Restated Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2013). +

10.23

Form of Restricted Stock Award under Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.) 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011). +

10.24

Master Transaction Agreement, dated as of July 29, 2010, by and among Cohen & Company Inc., Cohen & Company Financial Management, LLC and ATP Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010). †

10.25

Fourth Amended and Restated Limited Liability Company Agreement of PrinceRidge Partners LLC, dated as of May 31, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.26

Fourth Amended and Restated Limited Partnership Agreement of PrinceRidge Holdings LP, dated as of May 31, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.27

Securities Purchase Agreement, dated as of May 9, 2013, by and among Institutional Financial Markets, Inc., Mead Park Capital Partners LLC and Mead Park Holdings, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

10.28

Securities Purchase Agreement, dated as of May 9, 2013, by and between Institutional Financial Markets, Inc. and Cohen Bros. Financial, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

10.29

Preferred Stock Exchange Agreement, dated as of May 9, 2013, by and among Institutional Financial Markets, Inc., Cohen Bros. Financial, LLC and Daniel G. Cohen (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

10.30

Employment Agreement, dated as of June 3, 2013, by and among Institutional Financial Markets, Inc., IFMI, LLC and Lester R. Brafman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2013).+

10.31

Employment Agreement, dated as of September 16, 2013, by and among Institutional Financial Markets, Inc., IFMI, LLC and Lester R. Brafman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2013).+

10.32

Letter Agreement, dated as of October 28, 2013, by and between Institutional Financial Markets, Inc. and Omega Charitable Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2013).

10.33

Second Amended and Restated Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan Non-Qualified Stock Option Award, dated as of November 30, 2013, by and between Institutional Financial Markets, Inc. and Lester R. Brafman (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2014).

10.34

Second Amended and Restated Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan Non-Qualified Stock Option Award, dated as of November 30, 2013, by and between Institutional Financial Markets, Inc. and Lester R. Brafman (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2014).

10.35

Share Purchase Agreement, dated as of August 19, 2014, by and between IFMI, LLC and C&Co Europe Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2014).

10.36

Guaranty Agreement, dated as of August 19, 2014, is by Daniel G. Cohen in favor of IFMI, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2014).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income / (Loss) for the Year Ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statement of Changes in Equity for the Year Ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for Year Ended December 31, 2014, 2013 and 2012; and (v) Notes to Consolidated Financial Statements. *

*Filed herewith.

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

DATE: March 9, 2015

INSTITUTIONAL FINANCIAL MARKETS, INC.

By:	/S/ LESTER R. BRAFMAN
Lester R. Brafman Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ DANIEL G. COHEN	Vice Chairman	March 9, 2015
Daniel G. Cohen

/S/ THOMAS P. COSTELLO	Director	March 9, 2015
Thomas P. Costello

/S/ G. STEVEN DAWSON	Director	March 9, 2015
G. Steven Dawson

/S/ JACK J. DIMAIO, JR.	Chairman	March 9, 2015
Jack J. DiMaio, Jr.

/S/ JOSEPH M. DONOVAN	Director	March 9, 2015
Joseph M. Donovan

/S/ JACK HARABURDA	Director	March 9, 2015
Jack Haraburda

/S/ DOUGLAS LISTMAN	Chief Accounting Officer and Assistant Treasurer	March 9, 2015
Douglas Listman	(Principal Accounting Officer)

/S/ JOSEPH W. POOLER, JR.	Executive Vice President, Chief Financial Officer and Treasurer	March 9, 2015
Joseph W. Pooler, Jr.	(Principal Financial Officer)

/S/ CHRISTOPHER RICCIARDI	Director	March 9, 2015
Christopher Ricciardi

/S/ NEIL SUBIN	Director	March 9, 2015
Neil Subin

THIS PAGE INTENTIONALLY LEFT BLANK

INSTITUTIONAL FINANCIAL MARKETS, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Audit Committee of Institutional Financial Markets, Inc.

We have audited the accompanying consolidated balance sheets of Institutional Financial Markets, Inc., (a Maryland corporation) and subsidiaries (the “Company”), as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income / (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Institutional Financial Markets, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 9, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$12,253	$13,161
Receivables from brokers, dealers, and clearing agencies	1,636	1,846
Due from related parties	552	883
Other receivables	9,398	7,762
Investments-trading	126,748	117,618
Other investments, at fair value	28,399	26,877
Receivables under resale agreements	101,675	29,395
Goodwill	7,992	11,113
Other assets	7,434	8,395
Total assets	$296,087	$217,050

Liabilities

Payables to brokers, dealers, and clearing agencies	$48,013	$30,711
Accounts payable and other liabilities	5,103	8,476
Accrued compensation	4,054	4,224
Trading securities sold, not yet purchased	48,740	49,504
Securities sold under agreement to repurchase	101,856	28,748
Deferred income taxes	3,888	4,530
Debt	27,939	29,674
Total liabilities	239,593	155,867

Commitments and contingencies (See Note 26)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 15,017,219 and 14,809,705 shares issued and outstanding, respectively, including 158,438 and 411,126 unvested restricted share awards, respectively	15	14
Additional paid-in capital	74,604	73,866
Accumulated other comprehensive loss	(772)	(636)
Accumulated deficit	(25,617)	(21,754)
Total stockholders' equity	48,235	51,495
Non-controlling interest	8,259	9,688

Total equity	56,494	61,183
Total liabilities and equity	$296,087	$217,050

                                              See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

	Year Ended December 31,
	2014	2013	2012
Revenues
Net trading	$28,056	$38,528	$69,486
Asset management	14,496	19,239	23,172
New issue and advisory	5,219	6,418	5,021
Principal transactions and other income	7,979	(6,668)	(2,439)
Total revenues	55,750	57,517	95,240

Operating expenses
Compensation and benefits	29,764	47,167	62,951
Business development, occupancy, equipment	3,896	5,817	5,795
Subscriptions, clearing, and execution	8,516	10,822	11,446
Professional fee and other operating	9,062	13,410	13,448
Depreciation and amortization	1,103	1,405	1,305
Impairment of goodwill	3,121	-	-
Total operating expenses	55,462	78,621	94,945

Operating income / (loss)	288	(21,104)	295

Non-operating income / (expense)

Interest expense, net	(4,401)	(4,193)	(3,732)
Other income / (expense)	-	(15)	(4,271)
Income / (loss) from equity method affiliates	27	1,828	5,052
Income / (loss) before income tax expense / (benefit)	(4,086)	(23,484)	(2,656)
Income tax expense / (benefit)	(414)	(3,565)	(615)
Net income / (loss)	(3,672)	(19,919)	(2,041)
Less: Net income / (loss) attributable to the non-controlling interest	(1,087)	(6,601)	(1,073)
Net income / (loss) attributable to IFMI	$(2,585)	$(13,318)	$(968)

Income / (loss) per share data (see Note 24):
Income / (loss) per common share-basic:
Basic Income / (loss) per common share	$(0.17)	$(1.08)	$(0.09)
Weighted average shares outstanding-basic	14,998,620	12,340,468	10,732,723
Diluted Income / (loss) per common share	$(0.17)	$(1.08)	$(0.09)
Weighted average shares outstanding-diluted	20,322,750	17,664,558	15,984,921

Dividends declared per common share	$0.08	$0.08	$0.08

Comprehensive income / (loss):
Net income / (loss) (from above)	$(3,672)	$(19,919)	$(2,041)
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	(168)	(30)	216
Other comprehensive income / (loss), net of tax of $0	(168)	(30)	216
Comprehensive income / (loss)	(3,840)	(19,949)	(1,825)
Less: comprehensive income / (loss) attributable to the non-controlling interest	(1,129)	(6,617)	(1,011)
Comprehensive income / (loss) attributable to IFMI	$(2,711)	$(13,332)	$(814)

                                          See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

	Institutional Financial Markets, Inc.
	Preferred Stock $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total Stockholders' Equity	Non-controlling Interest	Total Permanent Equity	Redeemable Non-controlling Interest (Temporary Equity)
Balance at December 31, 2011	$5	$10	$63,032	$(5,121)	$(626)	$(328)	$56,972	$20,436	$77,408	$14,026
Measurement period adjustment	-	-	-	-	-	-	-	-	-	(93)
Net income (loss)	-	-	-	(968)	-	-	(968)	(857)	(1,825)	(216)
Other comprehensive income/ (loss) (1)	-	-	-	-	154	-	154	62	216	-
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	928	-	(23)	-	905	(905)	-	-
Equity based compensation and vesting of shares	-	1	1,004	-	-	-	1,005	556	1,561	(290)
Shares withheld for employee taxes	-	-	(135)	-	-	-	(135)	(64)	(199)	-
Retirement of treasury stock	-	-	-	(328)	-	328	-	-	-	-
Purchase of non-controlling interest, net	-	-	-	-	-	-	-	-	-	(6,152)
Redemption of non-controlling interest	-	-	-	-	-	-	-	-	-	(6,446)
Dividends/Distributions	-	-	-	(953)	-	-	(953)	(420)	(1,373)	-
Balance at December 31, 2012	$5	$11	$64,829	$(7,370)	$(495)	$-	$56,980	$18,808	$75,788	$829
Net income (loss)	-	-	-	(13,318)	-	-	(13,318)	(6,592)	(19,910)	(9)
Other comprehensive income/ (loss) (1)	-	-	-	-	(14)	-	(14)	(16)	(30)	-
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	2,764	-	(127)	-	2,637	(2,637)	-	-
Shares issued in connection with private placement, net	-	2	5,049	-	-	-	5,051	-	5,051	-
Equity based compensation and vesting of shares	-	1	1,334	-	-	-	1,335	599	1,934	(31)
Shares withheld for employee taxes	-	-	(110)	-	-	-	(110)	(43)	(153)	-
Purchase of non-controlling interest, net	-	-	-	-	-	-	-	-	-	(789)
Dividends/Distributions	-	-	-	(1,066)	-	-	(1,066)	(431)	(1,497)	-
Balance at December 31, 2013	$5	$14	$73,866	$(21,754)	$(636)	$-	$51,495	$9,688	$61,183	$-
Net loss	-	-	-	(2,585)	-	-	(2,585)	(1,087)	(3,672)	-
Other comprehensive income/ (loss) (1)	-	-	-	-	(126)	-	(126)	(42)	(168)	-
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	215	-	(10)	-	205	(205)	-	-
Equity-based compensation and vesting of shares	-	1	971	-	-	-	972	347	1,319	-
Shares withheld for employee taxes	-	-	(64)	-	-	-	(64)	(23)	(87)	-
Purchase and retirement of common stock	-	-	(384)	-	-	-	(384)	-	(384)	-
Dividends/Distributions	-	-	-	(1,278)	-	-	(1,278)	(419)	(1,697)	-
Balance at December 31, 2014	$5	$15	$74,604	$(25,617)	$(772)	$-	$48,235	$8,259	$56,494	$-

(1)	Represents foreign currency translation adjustment. There were no amounts reclassified from accumulated other comprehensive income / (loss).

See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income (loss)	$(3,672)	$(19,919)	$(2,041)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Other (income) / expense	-	15	(86)
Equity-based compensation	1,319	1,902	1,271
Accretion of income on other investments, at fair value	(1,577)	-	-
Realized loss / (gain) on other investments	144	(978)	(1,728)
Change in unrealized (gain) loss on other investments, at fair value	(675)	12,377	6,325
Depreciation and amortization	1,103	1,405	1,305
Impairment of goodwill/intangible asset	3,121	-	-
Amortization of discount on debt	1,386	906	189
(Income) / loss from equity method affiliates	(27)	(1,828)	(5,052)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	(1,636)	1,653	(2,851)
(Increase) decrease in investments-trading	(9,130)	58,521	(51,593)
(Increase) decrease in other assets	(155)	(596)	1,583
(Increase) decrease in receivables under resale agreement	(72,280)	40,715	59,868
Change in receivables from / payables to related parties, net	(47)	(195)	223
Increase (decrease) in accrued compensation	(170)	(4,007)	(497)
Increase (decrease) in accounts payable and other liabilities	(2,804)	(4,860)	(1,544)
Increase (decrease) in trading securities sold, not yet purchased, net	(764)	5,337	(55,446)
Change in receivables from/ payables to brokers, dealers, and clearing agencies, net	17,512	(55,081)	130,316
Increase (decrease) in securities sold under agreement to repurchase	73,108	(41,525)	(64,597)
Increase (decrease) in deferred income taxes	(642)	(2,073)	(897)
Net cash provided by (used in) operating activities	4,114	(8,231)	14,748
Investing activities
Cash acquired from acquisition of Star Asia Manager, net	-	679	-
Proceeds from sale of Star Asia and related entities, net	19,924	-	-
Purchase of other investments, at fair value	(25,290)	(2,035)	(390)
Sales and returns of principal of other investments, at fair value	5,947	2,082	379
Sales of cost method investment	-	-	1,937
Investment in equity method affiliates	-	(30)	(4,716)
Return from equity method affiliates	67	3,094	12,093
Purchase of furniture, equipment, and leasehold improvements	(184)	(849)	(193)
Net cash provided by (used in) investing activities	464	2,941	9,110
Financing activities
Proceeds from issuance of convertible debt	-	8,248	-
Repayment and repurchase of debt	(3,121)	(6,072)	(16,270)
Payments for deferred issuance and financing costs	-	(670)	-
Proceeds from private placement, net of offering costs of $447	-	5,051	-
Cash used to net share settle equity awards	(87)	(153)	(199)
Purchase of common stock for treasury	(384)	-	-
PrinceRidge non-controlling interest redemptions, net	-	(789)	(6,152)
PrinceRidge mandatorily redeemable equity interest repayments	-	(86)	(3,723)
IFMI non-controlling interest distributions and redemptions	(419)	(431)	(420)
IFMI dividends	(1,278)	(1,066)	(953)
Net cash provided by (used in) financing activities	(5,289)	4,032	(27,717)
Effect of exchange rate on cash	(197)	(81)	138
Net increase (decrease) in cash and cash equivalents	(908)	(1,339)	(3,721)

Cash and cash equivalents, beginning of period	13,161	14,500	18,221

Cash and cash equivalents, end of period	$12,253	$13,161	$14,500

See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Notes to Consolidated Financial Statements

December 31, 2014

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

As a result of the Merger, AFN contributed substantially all of its assets into Cohen Brothers in exchange for newly issued membership units directly from Cohen Brothers. In addition, AFN received additional Cohen Brothers membership interests directly from its members in exchange for AFN common stock. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the Merger was accounted for as a reverse acquisition, and Cohen Brothers was deemed to be the accounting acquirer. As a result, all of AFN’s assets and liabilities were required to be revalued at fair value as of the acquisition date. The remaining membership interests of Cohen Brothers that were not held by AFN were included as a component of non-controlling interest in the consolidated balance sheet.

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). Effective January 1, 2010, the Company ceased to qualify as a real estate investment trust, or a REIT. The Company trades on the NYSE MKT LLC (formerly known as the NYSE Amex LLC) under the ticker symbol “IFMI.” The Company is a financial services company specializing in credit related fixed income investments. As of December 31, 2014, the Company had $4.30 billion in assets under management (“AUM”) of which 99.7%,  or $4.28 billion, was in collateralized debt obligations (“CDOs”).

In these financial statements, the “Company” refers to IFMI and its subsidiaries on a consolidated basis; “IFMI, LLC” (formerly Cohen Brothers, LLC) or the “Operating LLC” refers to the main operating subsidiary of the Company; “Cohen Brothers” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc. “JVB Holdings” refers to JVB Financial Holdings, L.L.C.; “JVB” refers to JVB Financial Group LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom; “CCPRH” refers to C&Co/PrinceRidge Holdings LP (formerly known as PrinceRidge Holdings LP) and its subsidiaries.  “PrinceRidge GP” refers to C&Co/PrinceRidge Partners LLC, (formerly known as PrinceRidge Partners LLC). “PrinceRidge” refers to CCPRH together with PrinceRidge GP; and “CCPR” refers to C&Co/PrinceRidge LLC (formerly known as The PrinceRidge Group LLC), a broker dealer subsidiary. “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

On January 31, 2014, JVB merged into CCPR.  In connection with this merger CCPRH changed its name from C&Co/PrinceRidge Holdings LP to J.V.B. Financial Group Holdings and CCPR changed its name from C&Co/PrinceRidge LLC to J.V.B. Financial Group, LLC.  Also, beginning on January 31, 2014, CCPR began to do business under the JVB brand.  Therefore, when discussing the operations of CCPR on or subsequent to January 31, 2014, CCPR is referred to  as JVB.

The Company’s business is organized into the following three business segments.

Capital Markets:  The Company’s Capital Markets business segment consists primarily of credit-related fixed income sales, trading, and financing, as well as new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, ABS, MBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. The Company had offered execution and brokerage services for equity derivative products until

December 31, 2012, when the Company sold its equity derivatives brokerage business to a newly formed entity owned by two of the Company’s former employees. As of December 31, 2014, the Company carried out its capital market activities primarily through its subsidiaries: JVB in the United States and CCFL in Europe. See note 5 regarding sale of equity derivatives business and sale of European operations.

Principal Investing: The Company’s Principal Investing business segment is comprised of investments that it has made using its own capital, excluding investments that the Company makes to support its Capital Market business segment.  Historically, the Company generally made principal investments in the entities that it managed.  After the sale of the Star Asia Group (see note 5), the Company refocused its principal investing portfolio on products that it does not manage, which has consisted primarily of investments in CLOs.  The focus on CLO investments capitalizes on the Company’s strengths in structured credit and leveraged finance.

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

The Company generates its revenue by business segment primarily through the following activities.

Capital Markets

•  trading activities of the Company, which include execution and brokerage services, securities lending activities, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading;

•new issue and advisory revenue comprised primarily of (i) origination fees for corporate debt issues originated by the Company; (ii) revenue from advisory services; and (iii) new issue revenue associated with arranging and placing the issuance of newly created financial instruments;

Principal Investing

•gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value; and

•  income or loss from equity method affiliates.

Asset Management

•  asset management fees for the Company’s on-going asset management services provided to certain Investment Vehicles, which may include fees both senior and subordinate to the securities in the Investment Vehicle; and incentive management fees earned based on the performance of the various Investment Vehicles;

•  income or loss from equity method affiliates;

The activities noted above are carried out through the following main operating subsidiaries of the Company as of December 31, 2014

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

4.PrinceRidge was a wholly owned subsidiary of the Operating LLC acquired by the Company in May 2011. See note 4. PrinceRidge provided trade execution to predominantly institutional investors including broker-dealers, commercial banks, asset managers, and other financial institutions and specializes in the following products: corporate bonds and loans, ABS, MBS, RMBS, CDOs, CLOs, CBOs, TBAs, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. PrinceRidge carries out these activities primarily through its wholly owned subsidiary, CCPR. CCPR was a member of FINRA and SIPC until CCPR and JVB merged in January 2014. During the consolidation, the Company significantly downsized its workforce and eliminated certain business lines, including the majority of the Company’s investment banking operation. See note 7.

5.JVB is a wholly owned subsidiary of the Operating LLC acquired by the Company effective January 1, 2011. JVB is a securities broker-dealer registered with the SEC and is a member of FINRA and the SIPC. JVB provides trade execution to broker-dealers and institutions and specializes in the following products: high grade corporate bonds, high yield corporate bonds, municipal securities, ABS, MBS, RMBS, CMOs, U.S. government bonds, U.S. government agency securities, whole loans, and other structured financial instruments. In January 2014, CCPR and JVB merged resulting in the Company having one broker-dealer subsidiary in the United States operating as JVB.  JVB focuses primarily on mortgages, rates, corporate and structured products in the wholesale and institutional marketplaces, as well as providing financing and advisory services.

6.Prior to March 1, 2013, Cohen Asia Investments Ltd. owned 50% of Star Asia Management, Ltd. (“Star Asia Manager) and effective March 1, 2013 Cohen Asia Investment Ltd. owned 100% of Star Asia Manager, which is the external manager of Star Asia Finance, Ltd. (“Star Asia”) and earns management fees and incentive fees related to this entity. Star Asia invests in Asian commercial real estate structured finance products, including commercial mortgage backed securities (“CMBS”), corporate debt of REITs and real estate operating companies, B notes, mezzanine loans and other commercial real estate fixed income investments. On February 20, 2014, the Company sold its ownership interests in the Star Asia, Star Asia Manager, and certain other entities.  See note 5.

7.CCFL is a FCA Regulated Firm in the United Kingdom and acts as the external manager of EuroDekania Limited (“EuroDekania”) and earns management fees and incentive fees related to this entity. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CLOs, CMBS, RMBS, and widely syndicated leverage loans.

Since 2007, CCFL has acted as asset manager and investment advisor to the Company’s 2007 and later Dekania Europe CDOs. Dekania Europe CDOs invest primarily in TruPS and insurance company subordinated debt denominated in Euros. CCFL also carries out the Company’s Capital Markets business segment activities in Europe including brokerage, advisory, and new issue services.

8.Cohen & Compagnie SAS (formerly Cohen Fréres SAS), the Company’s French subsidiary, acts as a credit research advisor to Dekania Capital Management, LLC and CCFL in analyzing the creditworthiness of insurance companies and financial institutions in Europe with respect to all assets included in the Dekania Europe CDOs.

See note 5 for discussion of pending sale of CCFL and Cohen and Compagnie.

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

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date, which requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of the entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods presented in the initial year of adoption (if it changed its accounting as a result of adopting the guidance) and shall disclose that fact. The use of hindsight would allow an entity to recognize, measure, and disclose obligations resulting from joint and several liability arrangements within the scope of this ASU in comparative periods using information available at adoption rather than requiring an entity to make judgments about what information it had in each of the prior periods to measure the obligation. Early adoption is permitted. The Company adopted the provisions of ASU 2013-04 effective January 1, 2014 and the adoption of the provisions did not have an effect on the Company’s consolidated financial position, results of operations, cash flows, or related disclosures.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in Section 830-30-40 still applies, specifically, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. For public entities, the ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company adopted the provisions of ASU 2013-05 effective January 1, 2014, and the adoption of the provisions did not have an effect on the Company’s consolidated financial position, results of operations, cash flows, or related disclosures.

In June 2013, the FASB issued ASU No. 2013-08, Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements, which changes the approach to the investment company assessment in Topic 946, clarifies the characteristics of an investment company, and provides comprehensive guidance for assessing whether an entity is an investment company. The amendments require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting.  The amendments also require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees.  The amendments in this ASU are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. The Company has investments in the equity securities of investment funds and other non-publicly traded entities that have the attributes of investment companies as currently described in FASB ASC 946-15-2.  The Company adopted the provisions of this ASU effective January 1, 2014, and the adoption of the provisions did not have an effect on the Company’s consolidated financial position, results of operations, cash flows, or related disclosures.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of unrecognized tax benefits.  This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date.  An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This ASU is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted.  The Company adopted the provisions of this ASU effective January 1, 2014, and the adoption of the provisions did not have an effect on the Company’s consolidated financial position, results of operations, cash flows, or related disclosures.

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

Certain of the Company’s assets and liabilities are required to be measured at fair value. For those assets and liabilities, the Company determines fair value according to the fair value measurement provisions included in FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). FASB ASC 820 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and requires additional disclosures about fair value measurements. The definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability between market participants at the measurement date (an exit price). An exit price valuation will include margins for risk even if they are not observable. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“level 1, 2 and 3”).

In addition the Company has elected to account for certain of its other financial assets at fair value under the fair value option provisions included in FASB ASC 825. This standard provides companies the option of reporting certain instruments at fair value (with changes in fair value recognized in the statement of operations) that were previously either carried at cost, not recognized on the financial statements, or carried at fair value with changes in fair value recognized as a component of equity rather than in the statement of operations. The election is made on an instrument-by-instrument basis and is irrevocable.

See note 9 for the information regarding the effects of applying the fair value option to the Company’s financial instruments on the Company’s consolidated financial statements for the year ended December 31, 2014.

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

All securities that are classified as trading are included in investments-trading. However, when the Company acquires an investment that is classified as available for sale, but for which the Company elected the fair value option under FASB ASC 825, the investment is classified as other investments, at fair value.

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

F.  Investment Vehicles

As of December 31, 2014 and 2013, the Company had investments in several Investment Vehicles. When making an investment in an Investment Vehicle, the Company must determine the appropriate method of accounting for the investment. In most cases, the Company will either (i) consolidate the Investment Vehicle, (ii) account for its investment under the equity method of accounting or (iii) account for its investment as a marketable equity security under the provisions of FASB ASC 320. In the case of (ii) and (iii), the Company may account for its investment at fair value under the fair value option election included in FASB ASC 825.

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

In general, if the investment was deemed to be an equity method investment and fair value was readily determinable, the Company made the fair value election.  In all cases, if the investment was deemed to be a marketable equity security, the Company made the fair value election.

The following discussion describes the Company’s accounting policy as it pertains to certain Investment Vehicles, the associated management contracts, and other related transactions. All of the Investment Vehicles described below are considered related parties of the Company. See note 29.

Star Asia Related Entities

For the three years ended December 31, 2014, the Company had an investment in several entities that either (i) invest in securities or real estate in Japan or (ii) provide management services to entities that invest in securities or real estate in Japan.

On February 20, 2014, the Company completed the sale of the Company’s ownership interests in all of the Star Asia related entities except for its remaining interest in Star Asia Opportunity.  Star Asia Opportunity was liquidated and made its final distribution in 2014.

The combination of interests sold on February 20, 2014 is referred to as the “Star Asia Group.”  The Star Asia Group included the Company’s interest in the following entities (each defined individually below): Star Asia, Star Asia Manager, Star Asia Special Situations Fund, SAA Manager, SAP GP, and Star Asia Capital Management.

 See notes 5 and 15.

 Star Asia Finance, Limited (“Star Asia”)

The Company had an investment in Star Asia. Star Asia invests primarily in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, B notes, mezzanine loans, and other commercial real estate fixed income investments.

The Company held no interest in Star Asia as of December 31, 2014.  The Company held a 28% interest in Star Asia as of December 31, 2013.

The Company sold its interest in this entity on February 20, 2014.  From January 1, 2012 until its sale on February 20, 2014, the Company accounted for its investment in Star Asia as an equity method investment for which it made the fair value election. Changes in fair value are recorded in earnings under the fair value option provisions included in FASB ASC 825. Because it was accounted for at fair value, it was included as a component of other investments, at fair value in the consolidated balance sheet. See notes 3-E, 8 and 9 for further information.

Star Asia Management, LTD (“Star Asia Manager”)

The Company had an investment in Star Asia Manager.  Star Asia Manager serves as external manager of Star Asia and Star Asia SPV (see below).  For the period from January 1, 2012 to March 1, 2013, the Company owned a 50% interest in Star Asia Manager and accounted for its investment under the equity method with no fair value option election.  From March 1, 2013 until its sale on February 20, 2014, the Company owned 100% of Star Asia Manager and included it in its consolidated statements.  The Company held no interest in Star Asia Manager as of December 31, 2014.

Star Asia SPV

The Company had an investment in Star Asia SPV.  Star Asia SPV held investments in Asian commercial real estate.  During the period from January 1, 2012 until its final distribution in April 2013, the Company accounted for its interest in Star Asia SPV under the equity method with no fair value option election.  The Company held no interest in Star Asia SPV as of December 31, 2014 and 2013.

Star Asia Opportunity, LLC (“Star Asia Opportunity”)

The Company had an investment in Star Asia Opportunity.  Star Asia Opportunity held investments in seven real estate properties in Tokyo, Japan. For the period from January 1, 2012 until its final distribution in May 2014, the Company accounted for its interest in Star Asia Opportunity under the equity method with no fair value election.  The Company held no interest in Star Asia Opportunity as of December 31, 2014.  The Company held a 28% interest in Star Asia Opportunity as of December 31, 2013.

Star Asia Opportunity II, LLC (“Star Asia Opportunity II”)

The Company had an investment in Star Asia Opportunity II.  Star Asia Opportunity II held interests in real estate property in Japan. For the period from January 1, 2012 to December 20, 2012, the Company accounted for its interest in Star Asia Opportunity II under the equity method with no fair value election.

On December 20, 2012, Star Asia Opportunity II completed a reorganization whereby its assets were contributed into a subsidiary of the Star Asia Special Situations Fund (see below). The net effect of this reorganization to the Company was that the Company exchanged its ownership interest in Star Asia Opportunity II for cash and an interest in the Star Asia Special Situations Fund.  See note 15. The Company held no interest in Star Asia Opportunity II as of December 31, 2014 and 2013.

Star Asia Capital Management LLC (“Star Asia Capital Management”)

The Company had an investment in Star Asia Capital Management.  Star Asia Capital Management served as the external manager of Star Asia Opportunity. It also served as external manager of Star Asia Opportunity II prior to December 20, 2012. The Company sold its interest in this entity on February 20, 2014.  From January 1, 2012 until its sale on February 20, 2014, the Company accounted for its interest in Star Asia Capital Management under the equity method with no fair value election.  The Company held no interest in Star Asia Capital Management as of December 31, 2014.  The Company held a 33% interest in Star Asia Capital Management as of December 31, 2013.

 Star Asia Japan Special Situations LP (“Star Asia Special Situations Fund”)

The Company had an investment in Star Asia Special Situations Fund.  The Star Asia Special Situations Fund is an investment fund that primarily invests in real estate and securities backed by real estate in Japan.  The Company sold its interest in this entity on February 20, 2014.  From the Company’s initial investment in December 2012 until its sale on February 20, 2014, the Company accounted for this investment under the equity method of accounting. The Company elected to carry its investment in the Star Asia Special Situations Fund at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. Because it is accounted for at fair value, it is included as a component of other investments, at fair value in the consolidated balance sheet. The Company held no interest in Star Asia Special Situations Fund as of December 31, 2014.  The Company held a 2% interest in Star Asia Special Situations Fund as of December 31, 2013.

Star Asia Advisors LTD (“SAA Manager”)

The Company had an investment in SAA Manager.  SAA Manager serves as the external manager of the Star Asia Special Situations Fund.  The Company sold its interest in this entity on February 20, 2014.  From its initial investment in December 2012 until its sale on February 20, 2014, the Company accounted for its interest in SAA Manager under the equity method of accounting with no fair value election.  The Company held no interest in SAA Manager as of December 31, 2014.  The Company held a 33% interest in SAA Manager as of December 31, 2013.

Star Asia Partners LTD (“SAP GP”)

The Company had an investment in SAP GP.  SAP GP serves as the general partner for the Star Asia Special Situations Fund. The Company sold its interest in this entity on February 20, 2014.  From its initial investment in December 2012 until its sale on February 20, 2014, the Company accounted for its interest in SAP GP under the equity method of accounting with no fair value election.  The Company held no interest in SAP GP as of December 31, 2014.  The Company held a 33% interest in SAP GP as of December 31, 2013.

 EuroDekania Limited and EuroDekania (Cayman) Ltd. (“EuroDekania”)

The Company has an investment in, and serves as external manager, of EuroDekania. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CMBS, RMBS, and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros or U.K. Pounds Sterling.

As of December 31, 2014 and 2013, the Company directly owned approximately 17% of EuroDekania’s outstanding shares. The Company accounts for its investment in EuroDekania as a marketable equity security classified as available for sale for which the fair value option was elected effective January 1, 2008. Changes in fair value are recorded in earnings under the fair value option provisions included in FASB ASC 825. See notes 3-E, 8 and 9 for further information. The Company also serves as external manager of EuroDekania.  See note 5 regarding sale of European operations which includes the management contract for EuroDekania but excludes the Company’s investment in EuroDekania.

Tiptree Financial Partners, L.P. (“Tiptree”)

The Company has an investment in Tiptree.  Tiptree is a diversified holding company.  As of December 31, 2014 and 2013, the Company owned approximately 1% of Tiptree.

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

For the period from January 1, 2012 until December 31, 2014, the Company accounted for its investment in Tiptree under the cost method of accounting.  However, the Company elected to carry its investment at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. Because it is accounted for at fair value, it is included as a component of other investments, at fair value in the consolidated balance sheet. See notes 3-E, 8 and 9 for further information.

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

Derivative financial instruments are recorded at fair value. If the derivative was entered into as part of its broker-dealer operations, it will be included as a component of investments-trading or trading securities sold, not yet purchased. If it is entered into as a hedge for another financial instrument included in other investments, at fair value then the derivative will be included as a component of other investments, at fair value.

The Company may, from time to time, enter into derivatives to manage its risk exposures (i) arising from fluctuations in foreign currency rates with respect to the Company’s investments in foreign currency denominated investments; (ii) arising from the Company’s investments in interest sensitive investments; and (iii) arising from the Company’s facilitation of mortgage-backed trading. Derivatives entered into by the Company may include (i) foreign currency forward contracts; (ii) EuroDollar futures; (iii) purchase and sale agreements of TBAs; and (iv) other extended settlement trades.

TBAs are forward mortgage-backed securities whose collateral remain “to be announced” until just prior to the trade settlement. TBAs are accounted for as derivatives under FASB ASC 815 when either of the following conditions exists: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month) or (ii) a mechanism exists to settle the contract on a net basis. Otherwise, TBAs are recorded as a standard security trade. From January 1, 2012 until December 31, 2014, all TBA transactions entered into by the Company have been accounted for as derivatives.  The settlement of these transactions is not expected to have a material effect on the Company’s consolidated financial statements.

In addition to TBAs as part of the Company’s broker-dealer operations, the Company may from time to time enter into other securities or loan trades that do not settle within the normal securities settlement period.   In those cases, the purchase or sale of the security or loan is not recorded until the settlement date.  However, from the trade date until the settlement date, the Company’s interest in the security is accounted for as a derivative as either a forward purchase commitment or forward sale commitment.

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

The Company does not offset the fair value of derivatives form the right to reclaim or the obligation to return collateral as allowed for in ASC 815.

H. Furniture, Equipment, and Leasehold Improvements, Net

Furniture, equipment, and leasehold improvements are stated at cost, less accumulated depreciation and amortization, and are included as a component of other assets in the consolidated balance sheets. Furniture and equipment are depreciated on a straight line basis over their estimated useful life of 3 to 5 years. Leasehold improvements are amortized over the lesser of their useful life or lease term, which generally ranges from 5 to 10 years.

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

The Company measures its goodwill for impairment on an annual basis or when events indicate that goodwill may be impaired. The Company first assesses qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Based on the results of the qualitative assessment, the Company then determines whether it needs to calculate the fair value of the reporting unit as part of the first step of the two-step goodwill impairment test. The goodwill impairment test two-step process requires management to make judgments in determining what assumptions to use in the calculation. The first step in the process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. If the carrying value is less than fair value, the Company would complete step two in the impairment review process, which measures the amount of goodwill impairment.

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

Once it is determined that the Company holds a variable interest in a VIE, FASB ASC 810 requires that the Company perform a qualitative analysis to determine (i) which entity has the power to direct the matters that most significantly impact the VIE’s financial performance and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The entity that has both of these characteristics is deemed to be the primary beneficiary and required to consolidate the VIE. This assessment must be done on an ongoing basis. The Company has included the required disclosures for VIEs in its consolidated financial statements for the year ended December 31, 2014. See note 16 for further details.

K . Collateralized Securities Transactions

The Company may enter into transactions involving purchases of securities under agreements to resell (“reverse repurchase agreements” or “receivables under resale agreements”) or sales of securities under agreements to repurchase (“repurchase agreements”) that are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. The resulting interest income and expense are included in net trading in the consolidated statements of operations.

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

L . Revenue Recognition

Net trading

Net trading includes: (i) all gains, losses, and income (interest and dividend) from securities classified as investments-trading and trading securities sold, not yet purchased; (ii) interest income and expense from collateralized securities transactions; and (iii) commissions and riskless trading profits. Riskless trades are transacted through the Company’s proprietary account with a customer order in hand, resulting in little or no market risk to the Company. Transactions that settle in the regular way are recognized on a trade date basis. Extended settlement transactions are recognized on a settlement date basis.  The investments classified as trading are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services or, when independent broker quotations or market price quotations from third party pricing services are unavailable, valuation models prepared by the Company’s management. The models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Net trading is reduced by interest expense which is directly incurred to purchase income generating assets related to trading activities such as margin interest. Such interest expense is recorded on an accrual basis.

Asset management

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

New issue and advisory

New issue and advisory revenue includes: (i) origination fees for corporate debt issues originated by the Company; (ii) revenue from advisory services; and (iii) new issue revenue associated with arranging the issuance of and placing newly created financial instruments.  New issue and advisory revenue is recognized when all services have been provided and payment is earned.

Principal transactions and other income

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

The capital account of a member who had not withdrawn was treated as a conditionally redeemable equity interest.  As such, the Company accounted for these interests as temporary equity under Accounting Series Release 268 (“ASR 268”). These interests were shown outside of the permanent equity of IFMI in its consolidated balance sheet as redeemable non-controlling interest.

The capital account of a member who had withdrawn was treated as a mandatorily redeemable equity interest.  As such, the Company accounted for these interests as liabilities as a component of accounts payable and other liabilities in the consolidated balance sheets.  Upon notification of withdrawal, the Company would reclassify the member’s equity interest form temporary equity to accounts payable and other liabilities.  During the period from notification of withdrawal until final repayment, the member continued to participate in earnings and losses of PrinceRidge.  Any earnings allocated to the member that increased the amount owed to the member were treated as interest expense.  Any losses allocated to the member that reduced the amount owed to the member were treated as interest income.

During 2013, the Company acquired all of the outstanding equity interests of PrinceRidge.  As of December 31, 2014 and 2013, the Company owned 100% of PrinceRidge.   See note 18

P. Non-Controlling Interest

Subsequent to the consummation of the Merger on December 16, 2009, member interests in the Operating LLC, other than the interests held by the Company, are treated as a non-controlling interest. As of December 31, 2014 and 2013, the Company directly owned approximately 73.8% and 73.2%, respectively, of the Operating LLC. See note 1.

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

From time to time, the Company has issued equity to non-employees as compensation for services. The Company follows the provisions of FASB ASC 505-50, Equity-Based Payments to Non Employees (“FASB ASC 505-50”).  In those cases, the accounting treatment is materially the same as described for employees except that the fair value of the grant is determined at the earlier of (i) the performance commitment date; or (ii) the actual completion date of services. FASB ASC 505-50 describes the performance commitment date as the date when performance by the non-employee is probable because of sufficiently large disincentives in the event of nonperformance. If the sole remedy for the non-employee’s lack of performance is either the non-employee’s forfeiture of the equity instruments or the entity’s ability to sue the non-employee, those remedies should not, by themselves, be considered sufficiently large disincentives to nonperformance. When the Company has issued non employees grants, generally it has determined that the measurement date is the actual date of completion of services, which in the Company’s case, is the vesting date of the underlying grant.

R. Accounting for Income Taxes

The Company’s majority owned subsidiary, the Operating LLC, is treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which it does business. It is, however, subject to entity level income taxes in the United Kingdom, Spain, France, New York City, Pennsylvania, Philadelphia, and Illinois. Beginning on April 1, 2006, the Company qualified for Keystone Opportunity Improvement Zone (“KOZ”) benefits, which exempts the Operating LLC and its members from Philadelphia and Pennsylvania state income and capital stock franchise tax liabilities. The Company’s current lease in Philadelphia will expire on April 30, 2016. However, assuming the Company extends its lease, it will be entitled to KOZ benefits through December 31, 2018.

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

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such a determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial operations. In the event the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance that would reduce the provision for income taxes.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces existing revenue recognition guidance in Topic 605, Revenue Recognition, replaces certain other industry-specific revenue recognition guidance, specifies the accounting for certain costs to obtain or fulfill a contract with a customer, and provides recognition and measurement guidance in relation to sales of non-financial assets. The core principle of this ASU is to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU provides guidance on how to achieve this core principle, including how to identify contracts with customers and separate performance obligations in the contract, how to determine and allocate the transaction price to such performance obligations and how to recognize revenue when a performance obligation has been satisfied.  The ASU is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2016 with early adoption prohibited.  We will be required to apply the amendments in this ASU using one of the following two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the ASU or (ii) retrospective with the cumulative effect of initially applying the ASU recognized at the date of the initial application and providing certain additional disclosures as defined in the ASU.  The Company will adopt the provisions of this ASU effective January 1, 2017 and is currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target could be Achieved after the Requisite Service Period, which requires a performance target that affects vesting and that could be achieved after the requisite service period be accounted for as a performance condition rather than as a non-vesting condition that affects the grant-date fair value of the award.  A reporting entity should apply existing guidance in Topic 718, Compensation-Stock Compensation, as it relates to such awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effective applying this ASU as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements.  The Company will adopt the provisions of this ASU effective January 1, 2016 and is currently evaluating the new guidance to determine the impact it may have to our consolidated financial statements.

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

In November 2014, the FASB issued ASU No. 2014-17, Pushdown Accounting, which provides guidance on whether and at what threshold an acquired entity can apply pushdown accounting in its separate financial statements.  The amendment gives the acquired entity the option of applying pushdown accounting in the reporting period in which the change-in-control event occurs.  The decision to apply pushdown accounting is made for each individual change-in-control event.  Once the election is made for a particular event, it is irrevocable.  Furthermore, an entity may elect to apply push down accounting in a period subsequent to the change-in-control event but must treat such application as a change in accounting principle and apply the guidance of Accounting Changes and Error Corrections (Topic 250).  The amendment is effective on November 18, 2014.  This ASU will have no effect on the consolidated financial statements of the Company.  The Company is currently evaluating the potential impact on any separately issued subsidiary statements.

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

The following table provides a summary for the relevant periods

SUMMARY OF REVENUE CONCENTRATION
(Dollars in Thousands)

	Year ended December 31,
	2014	2013	2012
CDO Asset Management
CDO asset management revenue and related service agreements	$10,999	$13,664	$21,729
Total asset management revenue	$14,496	$19,239	$23,172
Total revenues	$55,750	$57,517	$95,240
CDO asset management % as compared to total asset management fees	76%	71%	94%
CDO asset management % as compared to total revenues	20%	24%	23%
Number of CDOs generating management fees	14	21	25

Principal Transactions
Principal transactions and other income	$7,979	$(6,668)	$(2,439)
Principal transactions % as compared to total revenues	14%	-12%	-3%

Non CDO asset management revenue is also derived from a small number of engagements.  Principal transaction income is generated from a limited number of investments.  See note 8.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of December 31, 2014 and 2013, the fair value of the Company’s debt was estimated to be $39.3 million and $40.2 million, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

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

Under ASC 805, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report provisional amounts. For a period of up to one year subsequent to the acquisition date (the measurement period), the Company can adjust the provisional amounts as it obtains new information regarding the facts and circumstances that existed at the acquisition date. The following table summarizes the provisional amounts of the identified assets acquired and liabilities assumed at the acquisition date as of March 1, 2013 (dollars in thousands).

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

(1)The purchase price represents the cash paid to Mercury of $425, the note payable to Mercury of $725, and the Company’s equity method investment immediately prior to the Star Asia Manager Repurchase Transaction. For purposes of the provisional amounts, the Company has assumed the carrying value of the Company’s equity method investment immediately prior to the Star Asia Manager Repurchase Transaction approximated fair value. As with all provisional purchase accounting amounts, this is subject to adjustment during the measurement period.

(2)For purposes of the provisional purchase accounting, the Company determined that the excess of the purchase price over the net fair value of tangible assets acquired should entirely be allocated to an intangible asset representing the value of Star Asia Manager’s investment management contract with Star Asia. The Company treated the estimated value as an intangible asset with a finite life. The Company amortized the intangible asset using the straight-line method over the estimated economic life of the asset of 1.3 years. The intangible asset was allocated to the Asset Management business segment. See note 27. As with all provisional purchase accounting amounts, this was subject to adjustment during the measurement period.

Star Asia Manager was sold as part of the sale of the Star Asia Group (see note 5) on February 20, 2014.  On a pro forma basis, assuming the acquisition had occurred on January 1, 2013, the Company’s revenue would have been $55,626 and $58,097 and its net income / (loss) attributable to IFMI would have been $(2,572) and $(13,293) for the years ended December 31, 2014 and 2013, respectively.

Investments by Mead Park Capital Partners LLC (“Mead Park Capital”) and EBC 2013 Family Trust (“EBC”)

On May 9, 2013, the Company entered into definitive agreements (the “definitive agreements”) with Mead Park Capital and CBF (an entity owned solely by Daniel G. Cohen, the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of the Company’s European business, and President of CCFL), pursuant to which each committed to make investments in the Company, totaling $13,746 in the aggregate. Mead Park Capital is a vehicle advised by Mead Park Advisors LLC (“Mead Park”) (a registered investment advisor) and is controlled by Jack J. DiMaio, Jr., Chief Executive Officer and founder of Mead Park and Chairman of the Company’s Board of Directors. The investment and related actions were unanimously approved by the Company’s Board of Directors (with Daniel G. Cohen abstaining) following the recommendation of the Board’s Special Committee of the Board of Directors, which was formed in connection with the transaction and was comprised of three of the Company’s independent directors. The Company obtained stockholder approval of the share issuances contemplated by the definitive agreements at the Company’s 2013 Annual Meeting of Stockholders on September 24, 2013.

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

In June 2013, the Company appointed Lester R. Brafman as President of the Company. In September 2013, the Company appointed Mr. Brafman as the Chief Executive Officer of the Company. In September 2013, Mr. Cohen transitioned his role as Chief Executive Officer and Chief Investment Officer of the Company, to serve as President and Chief Executive of the Company’s European business and President of CCFL.

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

Pursuant to the terms of the purchase agreement, the FGC Buyer will pay to the Company a purchase price equal to 4.5% of all revenue earned by the FGC Buyer and the U.S. broker-dealer operations of certain of its affiliates between December 31, 2012 and December 31, 2015. In addition, in the event of a capital transaction, as defined in the purchase agreement, involving the FGC Buyer and certain of its affiliates, the Company will be entitled to receive ten percent (10%) of an amount equal to (a) all of proceeds received by the FGC Buyer and certain of its affiliates, less (b) certain expenses incurred in connection with such capital transaction. Revenue share income has been recorded as a component of principal transactions and other income.

The equity derivatives business generated $7,842 of revenue and $711 of operating income for the year ended December 31, 2012.

Sale of Star Asia Group

On February 20, 2014, the Company completed the sale of all of its ownership interests in the Star Asia Group.  The Company received an initial upfront payment of $20,043 and will receive contingent payments equal to 15% of certain revenues generated by Star Asia Manager, SAA Manager, SAP GP, Star Asia Capital Management, and certain affiliated entities for a period of at least four years.

          As a result of the sale of the Star Asia Group, the Company recorded a gain of $78 in the first quarter of 2014, which is included as a component of principal transactions and other income in the consolidated income statement.  The Company’s accounting policy is to record contingent payments receivable as income as they are earned.  Contingent income is recorded as a component of principal transactions and other income.

Sale of European Operations

On August 19, 2014, the Operating LLC entered into a definitive agreement to sell its European operations to C&Co Europe Acquisition LLC, an entity controlled by Daniel G. Cohen, the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of the Company’s European business, and the President of CCFL, for approximately $8,700.  The purchase price for the Company’s European operations consists of an upfront payment at closing of $4,750 (subject to adjustment) and up to $3,950 to be paid over the four years following the closing of the sale.

Upon closing, the Operating LLC will also enter into a non-cancellable trust deed agreement with one of the entities included in the sale of the Company’s European operations (the manager of the Munda CLO I), which will result in the Operating LLC retaining the right to substantially all revenues from the management of Munda CLO I, as well as the proceeds from any potential future sale of the Munda CLO I management agreement.

Under the terms of the definitive agreement relating to the transaction, the Operating LLC will divest its European operations, including asset management and capital market activities through offices located in London, Paris, and Madrid, and approximately 30 employees will transition from the Operating LLC to C&Co Europe Acquisition LLC.  Upon the closing of the transaction, Mr. Cohen will be deemed to have voluntarily terminated employment with the Company and its affiliates and will resign from all other positions and offices that he holds with the Company and its affiliates.  Notwithstanding the foregoing, Mr.

Cohen will receive no severance or other compensation related to such termination and resignation, and Mr. Cohen will remain Vice Chairman of the Company’s Board of Directors and IFMI’s largest shareholder (including voting only shares).

The Operating LLC’s European asset management business to be sold pursuant to the transaction includes management agreements for the Dekania Europe I, II, and III CDOs and the management agreements for several European managed accounts.  As of December 31, 2014, these European assets under management totaled approximately $834,055, which represented 19% of the Company’s total AUM. Although the manager of Munda CLO I will be part of the transferred business, the Munda CLO I management agreement will be held in trust for the benefit of the Operating LLC. As of December 31, 2014, the Munda CLO I assets under management totaled approximately $723,381, which represented 17% of the Company’s total AUM.  The Operating LLC’s European capital markets business consists of credit-related fixed income sales, trading, and financing as well as new issue placements in corporate and securitized products and advisory services, operating primarily through the Operating LLC’s subsidiary, CCFL.

The combined European business to be sold, excluding the revenues and expenses related to Munda CLO I, accounted for approximately $8,869 of revenue for the year ended December 30, 2014, and $1,858 of operating loss for the year ended December, 2014, and included approximately $2,072 of net assets as of December 31, 2014.

Under the terms of the purchase agreement, the Operating LLC had the right to initiate, solicit, facilitate, and encourage alternative acquisition proposals from third parties for a “go shop” period of up to 90 days from the signing of the purchase agreement. On October 29, 2014, the special committee of the board of directors elected to end the “go shop” period. The “go shop” period did not result in the Operating LLC receiving a superior proposal from a third party, and the Operating LLC intends to pursue the transaction with the entity controlled by Daniel G. Cohen, which is expected to close in the first half of 2015.  The sale of the European business is subject to customary closing conditions and regulatory approval from the United Kingdom Financial Conduct Authority.

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following at December 31, 2014 and 2013, respectively.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	December 31, 2014	December 31, 2013
Deposits with clearing organizations	$1,296	$1,428
Receivable from clearing organizations	340	418
Receivables from brokers, dealers, and clearing agencies	$1,636	$1,846

Receivable from clearing organizations represents un-invested cash held by the clearing organization, which includes cash proceeds from short sales.

Amounts payable to brokers, dealers, and clearing agencies consisted of the following December 31, 2014 and 2013, respectively.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	December 31, 2014	December 31, 2013
Unsettled regular way trades, net	$4,971	$5,600
Margin payable	43,042	25,111
Payables to brokers, dealers, and clearing agencies	$48,013	$30,711

Securities transactions that settle in the regular way are recorded on the trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets. Effectively, all of the Company’s trading assets and deposits with clearing organizations serve as collateral for the margin payable.  These assets are held by the Company’s clearing broker.  The Company incurred interest on margin payable of $447,  $627and $1,456 for the years ended December 31, 2014,  2013, and 2012,  respectively.

7. OTHER RECEIVABLES

Receivables are comprised of the following.

OTHER RECEIVABLES
(Dollars in Thousands)

	December 31, 2014	December 31, 2013
Asset management fees	$3,165	$3,886
New issue and advisory fees	-	150
Accrued interest and dividends receivable	931	695
Notes receivable	2,463	1,849
Revenue share receivable	2,217	628
Other	622	554
Other receivables	$9,398	$7,762

Asset management and new issue and advisory receivables are of a routine and short-term nature. These amounts are generally accrued monthly and paid on a monthly or quarterly basis. See note 3-L regarding asset management fees accrued. Accrued interest and dividend receivable represents interest and dividends accrued on the Company’s investment securities.  Interest payable on securities sold but not yet purchased is included as a component of accounts payable and other liabilities.  Revenue share receivable represents the amount due to the Company for the Company’s share of revenue generated from various entities in which the Company receives a share of the entity’s revenue. Notes receivable are from unrelated third parties.  Other receivables represent other miscellaneous receivables that are of a short-term nature.

8. FINANCIAL INSTRUMENTS

Investments—Trading

The following table provides detail of the investments classified as investments-trading as of the periods indicated.

INVESTMENTS - TRADING
(Dollars in Thousands)

	December 31, 2014	December 31, 2013
U.S. government agency MBS and CMOs (1)	$11,647	$13,520
U.S. government agency debt securities	25,785	32,213
RMBS	358	1,584
U.S. Treasury securities	1,131	764
CLOs	952	186
Other ABS	112	268
SBA loans	29,681	27,719
Corporate bonds and redeemable preferred stock	22,142	23,562
Foreign government bonds	-	88
Municipal bonds	33,664	16,024
Exchange traded funds	-	6
Certificates of deposit	985	1,648
Equity securities	291	36
Investments-trading	$126,748	$117,618

(1)Includes TBAs. See notes 3-G and 10.

Trading Securities Sold, Not Yet Purchased

The following table provides detail of the trading securities sold, not yet purchased as of the periods indicated.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	December 31, 2014	December 31, 2013
U.S. government agency MBS (1)	$1,666	$121
U.S. Treasury securities	15,644	38,066
SBA loans	4	-
Corporate bonds and redeemable preferred stock	31,406	10,679
Foreign government bonds	-	26
Municipal bonds	20	88
Certificates of deposit	-	524
Trading securities sold, not yet purchased	$48,740	$49,504

(1)Includes TBAs. See notes 3-G and 10.

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the change in unrealized gains (losses) in the amount of $ (693) and $1,857 for years ended December 31, 2014 and 2013, respectively, in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	December 31, 2014
	Cost	Carrying Value	Unrealized Gain(Loss)
CLOs	$23,139	$21,518	$(1,621)
CDOs	193	11	(182)
Equity Securities:
EuroDekania	6,503	3,717	(2,786)
Tiptree	5,455	2,472	(2,983)
Other securities	176	33	(143)
Total equity securities	12,134	6,222	(5,912)
Residential loans	118	565	447
Foreign currency forward contracts	-	83	83
Other investments, at fair value	$35,584	$28,399	$(7,185)

	December 31, 2013
	Cost	Carrying Value	Unrealized Gain(Loss)
CDOs	$217	$35	$(182)
Equity Securities:
EuroDekania	8,778	4,192	(4,586)
Star Asia (1)	23,304	17,104	(6,200)
Star Asia Special Situations Fund (1)	1,933	2,747	814
Tiptree	5,561	2,282	(3,279)
Other securities	176	33	(143)
Total equity securities	39,752	26,358	(13,394)
Residential loans	154	294	140
Foreign currency forward contracts	-	190	190
Other investments, at fair value	$40,123	$26,877	$(13,246)

(1)On February 20, 2014, the Company sold its ownership interests in the Star Asia Group. See note 5.

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

•in general, investments in residential loans.

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net losses of $ (531),  $(11,399),  $ (6,284) related to changes in fair value of investments that are included as a component of other investments, at fair value during the year ended December 31, 2014, 2013, and 2012, respectively.

Fair Value Measurements

In accordance with FASB ASC 820, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three level fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the hierarchy under FASB ASC 820 are described below.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. There was a transfer of $2,705 into level 1 from level 2 in the valuation hierarchy for 2014 related to the Company’s equity investment in Tiptree.  There were no transfers between level 1 and level 2 of the fair value hierarchy during 2013. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in or transfers out of the level 3 category as of the beginning of the quarter in which reclassifications occur.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2014
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$11,647	$-	$11,647	$-
U.S. government agency debt securities	25,785	-	25,785	-
RMBS	358	-	358	-
U.S. Treasury securities	1,131	1,131	-	-
CLOs	952	-	952	-
Other ABS	112	-	112	-
SBA loans	29,681	-	29,681	-
Corporate bonds and redeemable preferred stock	22,142	-	22,142	-
Municipal bonds	33,664	-	33,664	-
Certificates of deposit	985	-	985	-
Equity securities	291	233	58	-
Total investments - trading	$126,748	$1,364	$125,384	$-

Other investments, at fair value
EuroDekania	$3,717	$-	$-	$3,717
Tiptree	2,472	2,472	-	-
Other equity securities	33	23	10	-
CLOs	21,518	-	-	21,518
CDOs	11	-	-	11
Residential loans	565	-	565	-
Foreign currency forward contracts	83	83	-	-
Total other investments, at fair value	$28,399	$2,578	$575	$25,246

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency MBS	$1,666	$-	$1,666	$-
U.S. Treasury securities	15,644	15,644	-	-
SBA loans	4	-	4	-
Corporate bonds and redeemable preferred stock	31,406	-	31,406	-
Municipal bonds	20	-	20	-
Total trading securities sold, not yet purchased	$48,740	$15,644	$33,096	$-

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2013
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$13,520	$-	$13,520	$-
U.S. government agency debt securities	32,213	45	32,168	-
RMBS	1,584	-	1,584	-
U.S. Treasury securities	764	764	-	-
CLOs	186	-	-	186
Other ABS	268	-	268	-
SBA loans	27,719	-	27,719	-
Corporate bonds and redeemable preferred stock	23,562	2,973	20,589	-
Foreign government bonds	88	-	88	-
Municipal bonds	16,024	-	16,024	-
Exchange traded funds	6	6	-	-
Certificates of deposit	1,648	-	1,648	-
Equity securities	36	16	20	-
Total investments - trading	$117,618	$3,804	$113,628	$186

Other investments, at fair value
EuroDekania	$4,192	$-	$-	$4,192
Star Asia	17,104	-	-	17,104
Tiptree	2,282	-	2,282	-
Star Asia Special Situations Fund	2,747	-	-	2,747
Other equity securities	33	23	10	-
CDOs	35	-	-	35
Residential loans	294	-	294	-
Foreign currency forward contracts	190	190	-	-
Total other investments, at fair value	$26,877	$213	$2,586	$24,078

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency MBS	$121	$-	$121	$-
U.S. Treasury securities	38,066	38,066	-	-
Corporate bonds and redeemable preferred stock	10,679	-	10,679	-
Foreign government bonds	26	-	26	-
Municipal bonds	88	-	88	-
Certificates of deposit	524	-	524	-
Total trading securities sold, not yet purchased	$49,504	$38,066	$11,438	$-

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

CLOs, CDOs, and ABS: CLOs, CDOs, and ABS are interests in securitizations. ABS may include, but are not limited to, securities backed by auto loans, credit card receivables, or student loans. Where the Company is able to obtain independent market quotations from at least two broker-dealers and where a price within the range of at least two broker-dealers is used or market price quotations from third party pricing services is used, these interests in securitizations will generally be classified as level 2 of the valuation hierarchy. These valuations are based on a market approach. The independent market quotations from broker-dealers are generally nonbinding. The Company seeks quotations from broker-dealers that historically have actively traded, monitored, issued, and been knowledgeable about the interests in securitizations. The Company generally believes that to the extent that it (1)  receives two quotations in a similar range from broker-dealers knowledgeable about these interests in securitizations, and (2)  believes the broker-dealers gather and utilize observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources, then classification as level 2 of the valuation hierarchy is appropriate. In the absence of two broker-dealer market quotations, a single broker-dealer market quotation may be used without corroboration of the quote in which case the Company generally classifies the fair value within level 3 of the valuation hierarchy.

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

Establishing fair value is inherently subjective (given the volatile and sometimes illiquid markets for certain interests in securitizations) and requires management to make a number of assumptions, including assumptions about the future of interest rates, discount rates, and the timing of cash flows. The assumptions the Company applies are specific to each security. Although the Company may rely on internal calculations to compute the fair value of certain interest in securitizations, the Company requests and considers indications of fair value from third party pricing services to assist in the valuation process.

SBA Loans: SBA loans include loans and SBA interest only strips.  In the case of loans, the Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices, internal valuation models using observable inputs, or market price quotations from third party pricing services. The Company generally classifies these investments within level 2 of the valuation hierarchy. These valuations are based on a market approach. SBA interest only strips do not trade in an active market with readily available prices. Accordingly, the Company generally uses valuation models to determine fair value and classifies the fair value of the SBA interest only strips within level 2 or level 3 of the valuation hierarchy depending on if the model inputs are observable or not.

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

As described in more detail in note 5, the Company sold its investment in Star Asia Special Situations Fund on February 20, 2014 along with its investment in Star Asia and certain other related entities.  According to ASC 820, when a sale is considered probable as of the measurement date at an amount other than the underlying net asset value (“NAV”) per share, the reporting entity should not use the practical expedient in determining fair value.  Therefore, the Company determined the fair value of its investment in Star Asia Special Situations Fund as of December 31, 2013 by utilizing a valuation model that took into account the terms and conditions of the sale in February 2014.

Prior to the second quarter of 2013, the Company carried its investment in Tiptree based on the underlying NAV per share of the fund in accordance with the “practical expedient” provisions discussed above and the Company classified the fair value estimate within level 3 of the valuation hierarchy.  Beginning with the second quarter of 2013, the Company changed the way it calculates the fair value of its investment in Tiptree.  During the second quarter of 2013, Tiptree completed a reorganization. As a result of that reorganization, the Company’s investment in Tiptree could be exchanged into shares of Tiptree Financial, Inc. based on a stated exchange ratio (which was generally fixed, but could be adjusted for certain events, such as stock dividends or stock splits).  Tiptree Financial, Inc. was publicly traded over-the-counter at the time of the reorganization.  Therefore, beginning with the second quarter of 2013, the Company calculated the fair value of its investment in Tiptree by using the closing over-the-counter price for Tiptree Financial, Inc. and adjusting for the exchange ratio.  Based on this pricing methodology, the Company began classifying the fair value of its investment in Tiptree as level 2 within the valuation hierarchy during the second quarter of 2013.  During the third quarter of 2014, the Company exchanged the units it held in Tiptree Financial Partners, L.P. into an equivalent number of shares of Tiptree Financial, Inc.  Tiptree Financial, Inc. common stock trades on a liquid exchange, and therefore the closing price of the security used to determine the fair value was transferred from a level 2 to a level 1 value in the valuation hierarchy.

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

As described in more detail in note 5, the Company sold its investment in Star Asia on February 20, 2014 along with its investment in Star Asia Special Situations Fund and certain other related entities.  Therefore, the Company determined the fair value of its investment in Star Asia as of December 31, 2013 by utilizing a valuation model that took into account the terms and conditions of the sale on February 20, 2014, as opposed to the valuation model described in the immediately preceding paragraph (which was used historically by the Company).

Residential Loans: Management utilizes home price indices or market indications to value the residential loans. These are considered level 2 in the hierarchy.

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

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as a derivative (as either a purchase commitment or sale commitment).  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price.  The Company will determine the fair value of the financial instrument using the methodologies described above.

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized level 3 inputs to determine fair value.

LEVEL 3 INPUTS
For the Year Ended December 31, 2014
(Dollars in Thousands)

	December 31, 2013	Net trading	Gains and losses	Transfers out of Level 3	Accretion of income	Purchases	Sales and returns of capital	December 31, 2014	Change in unrealized gains /(losses) for the period included in earnings (1)
Assets:
Investments-trading
CLOs	$186	$(3)	$-	$-	$-	$-	$(183)	$-	$-
Total investments-trading	$186	$(3)	$-	$-	$-	$-	$(183)	$-	$-

Other investments, at fair value:
Equity Securities:
EuroDekania	$4,192	$-	$1,800	$-	$-	$-	$(2,275)	$3,717	$1,800
Star Asia	17,104	-	78	-	-	-	(17,182)	-	-
Star Asia Special Situations Fund	2,747	-	-	-	-	-	(2,747)	-	-
Total equity securities	24,043	-	1,878	-	-	-	(22,204)	3,717	1,800
CLOs	-	-	(1,699)	-	1,577	25,288	(3,648)	21,518	(1,622)
CDOs	35	-	(24)	-	-	-	-	11	-
Total other investments, fair value	$24,078	$-	$155	$-	$1,577	$25,288	$(25,852)	$25,246	$178

(1)   Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

LEVEL 3 INPUTS
For the Year Ended December 31, 2013
(Dollars in Thousands)

	December 31, 2012	Net trading	Principal transactions and other income	Transfers out of Level 3	Accretion of income	Purchases	Sales and returns of capital	December 31, 2013	Change in unrealized gains /(losses) for the period included in earnings (1)
Assets:
Investments-trading
CLOs	$295	$82	$-	$-	$-	$-	$(191)	$186	$(111)
SBA loans	-	213	-	-	-	37	(250)	-	-
Total investments-trading	$295	$295	$-	$-	$-	$37	$(441)	$186	$(111)

Other investments, at fair value:
Equity Securities:
EuroDekania	$2,054	$-	$1,167	$-	$-	$971	$-	$4,192	$1,167
Star Asia	30,169	-	(13,065)	-	-	-	-	17,104	(13,065)
Tiptree	2,834	-	-	(2,834)	-	-	-	-	-
Star Asia Special Situations Fund	2,503	-	152	-	-	302	(210)	2,747	152
Total equity securities	37,560	-	(11,746)	(2,834)	-	1,273	(210)	24,043	(11,746)
CDOs	77	-	(42)	-		-	-	35	(42)
Total other investments, fair value	$37,637	$-	$(11,788)	$(2,834)	$-	$1,273	$(210)	$24,078	$(11,788)

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

Investments-trading: During the year ended December 31, 2014, there were no transfers into or out of level 3 of the valuation hierarchy.

Other investments, at fair value: During the year ended December 31, 2014,  there were no transfers into or out of level 3 of the valuation hierarchy.  During the year ended December 31, 2013, the Company transferred $2,834 of its investment in Tiptree from level 3 to level 2 of the valuation hierarchy.

 The following tables provide the quantitative information about level 3 fair value measurements as of December 31, 2014 and 2013, respectively.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2014	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$21,518	Discounted Cash Flow Model	Yield	16.2%	12.4% - 18.3%
			Duration (years)	4.1	2.6 - 4.5
			Default rate	1.0%	1.0%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2013	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
Star Asia	$17,104	Allocated sale price	Relative fair value of assets sold	77.3%	74.9% - 79.1%
Star Asia Special Situations Fund	2,747	Allocated sale price	Relative fair value of assets sold	12.4%	12.0% - 12.7%

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

•  Equity investment in Star Asia and Star Asia Special Situations Fund – 2013.

With respect to the Company’s investment in Star Asia and Star Asia Special Situations Fund as of December 31, 2013, the Company concluded it would be appropriate to base its fair value estimate on the terms and conditions of the sale of these assets, which was completed in February 2014 (see note 5).  As the sale involved multiple investments, the key assumption in the valuation was the relative fair value of Star Asia Special Situations Fund and Star Asia as compared to the total fair value of all the entities sold.

Investments in Certain Entities That Calculate Net Asset Value Per Share (Or Its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at December 31, 2014 and 2013

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value
	December 31, 2014
	(dollars in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$3,717	N/A	N/A	N/A
	$3,717

	Fair Value
	December 31, 2013
	(dollars in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$4,192	N/A	N/A	N/A
Star Asia (b)	17,104	N/A	N/A	N/A
Star Asia Special Situations Fund (c)	2,747	$321	N/A	N/A
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

(b)Star Asia’s investment strategy is to make investments in Asian real estate structured finance investments, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans, and other commercial real estate fixed income investments. As described in more detail in note 5, the Company sold its investment in Star Asia in February 2014 along with the other Star Asia Group investments.  According to ASC 820, when a sale is considered probable as of the measurement date at an amount other than the underlying NAV per share, the reporting entity should not use the practical expedient in determining fair value.  Therefore, the Company determined the fair value of its investment in Star Asia as of December 31, 2013, by utilizing a valuation model that took into account the terms and conditions of the sale in February 2014.

(c)    The Star Asia Special Situations Fund’s investment strategy is to make investments in real estate and securities backed by real estate in Japan. The Star Asia Special Situations Fund is a closed end fund that does not allow investor redemptions. As described in more detail in note 5, the Company sold its investment in Star Asia Special Situations Fund in February 2014 along with the other Star Asia Group investments.  According to ASC 820, when a sale is considered probable as of the measurement date at an amount other than the underlying NAV per share, the reporting entity should not use the practical expedient in determining fair value.

Therefore, the Company determined the fair value of its investment in Star Asia Special Situations Fund as of December 31, 2013, by utilizing a valuation model that took into account the terms and conditions of the sale in February 2014.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company may, from time to time, enter into the following derivative instruments.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As December 31, 2014, the Company had outstanding foreign currency forward contracts with a notional amount of 3 million Euros. As December 31, 2013, the Company had outstanding foreign currency forward contracts with a notional amount of 1.25 billion Japanese Yen.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures.  The Company carries the EuroDollar future contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets.  As of December 31, 2014 and 2013, the Company had no outstanding EuroDollar future contracts.

TBAs

The Company trades U.S. government agency obligations. In connection with these activities, the Company may be required to maintain inventory in order to facilitate customer transactions. In order to mitigate exposure to market risk, the Company enters in to the purchase and sale of TBAs. The Company also enters into TBAs in order to assist clients (generally small to mid-size mortgage loan originators) in hedging the interest rate risk associated with the mortgages owned by these clients.  The Company carries the TBAs at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At December 31, 2014,  the Company had open TBA sale agreements in the notional amount of $318,463 and open TBA purchase agreements in the notional amount of $318,463.  At December 31, 2013, the Company had open TBA sale agreements in the notional amount of $294,000 and open TBA purchase agreements in the notional amount of $284,808.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as a derivative as either a forward purchase commitment or a forward sale commitment.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price.  At December 31, 2014,  the Company had open forward purchase commitments of $3,517 and open forward sale commitments of $0.  At December 31, 2013, the Company had no open forward purchase or sale commitments.  The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of December 31, 2014 and 2013, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	As of December 31, 2014	As of December 31, 2013

TBAs	Investments-trading	$1,928	$188
Other extended settlement trades	Investments-trading	2	-
Foreign currency forward contracts	Other investments, at fair value	83	190
TBAs	Trading securities sold, not yet purchased	(1,666)	(66)
Other extended settlement trades	Trading securities sold, not yet purchased	(4)	-
		$343	$312

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Foreign currency forward contracts	Revenues-principal transactions and other income	$(167)	$260	$40
EuroDollar futures contracts	Revenues-net trading	-	-	(30)
Other extended settlement trades	Revenues-net trading	(2)	-	-
TBAs	Revenues-net trading	2,180	3,153	1,185
		$2,011	$3,413	$1,195

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

At December 31, 2014 and 2013, the Company held reverse repurchase agreements of $101,675 and $29,395, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $107,931 and $29,575, respectively.

At December 31, 2014 and 2013, the Company had repurchase agreements of $101,856 and $28,748, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $108,065 and $28,591, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

At December 31, 2014 and 2013, the Company’s reverse repurchase agreements and repurchase agreements were predominantly collateralized securities in the following asset classes: Agency Specified Pools, Agency Hybrid Arms, and Fixed Rate Agency CMOs.

12. GOODWILL

The following table presents goodwill.

GOODWILL
(Dollars in Thousands)

	December 31, 2014	December 31, 2013
Cira SCM	$-	$3,121
AFN	110	110
JVB	7,882	7,882
Goodwill	$7,992	$11,113

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

Cira SCM Goodwill

The goodwill attributable to Cira SCM related to the Company’s acquisition of the 10% of Cira SCM that the Company did not already own in exchange for 189,901 membership units of the Company, from a non-controlling interest partner in July 2007.

The annual testing date for the Cira SCM Goodwill is July 1. The Company determined the goodwill was not impaired as of July 1, 2013 and 2012. On the annual test for July 1, 2014, the Company determined the Cira SCM goodwill was impaired and recorded an impairment charge of $3,121.  In addition to the annual tests, during the period from January 1, 2012 to December 31, 2014, the Company identified a triggering event at which time it tested the goodwill balance.  During the fourth quarter of 2012, the Company received an incentive fee from the Deep Value GP II related to the liquidation of a third Deep Value fund that was a master fund with an offshore feeder fund only. See notes 3-F and 15. The Company deemed this event to be a triggering event; however, the Company concluded that the remaining goodwill was not impaired.

AFN Goodwill

The annual impairment testing date for the AFN Goodwill is October 1. The first testing date following the Merger was October 1, 2010. The Company determined the goodwill was not impaired as of October 1, 2014, 2013, and 2012.

JVB Goodwill

The annual impairment testing date for the JVB Goodwill is January 1. The first testing date after the acquisition was January 1, 2012. The Company determined the goodwill was not impaired as of January 1, 2015, 2014, and 2013.

In January 2014, the Company merged JVB and CCPR to attain cost savings and eliminate duplicative business lines.  Effective December 31, 2013, the Company combined the PrinceRidge and JVB reporting units in anticipation of the merger of these two entities, which was effective in January 2014.   The January 1, 2014 goodwill test included the combined goodwill of both entities.  The goodwill amounts are combined in the table above effective December 31, 2013.  All future tests will be done based on JVB’s annual impairment testing and will include the historical JVB goodwill and the historical PrinceRidge goodwill.

13. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets included:

OTHER ASSETS
(Dollars in Thousands)

	December 31, 2014	December 31, 2013
Deferred costs	$1,665	$644
Prepaid expenses	1,835	2,226
Prepaid income taxes	-	146
Security deposits	2,417	2,492
Miscellaneous other assets	190	146
Cost method investment	11	235
Furniture, equipment, and leasehold improvements, net	1,150	2,054
Intangible assets	166	483
Equity method affiliates	-	(31)
Other assets	$7,434	$8,395

Accounts payable and other liabilities included:

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	December 31, 2014	December 31, 2013
Accounts payable	$512	$738
Rent payable	626	1,058
Accrued interest payable	318	376
Accrued interest on securities sold, not yet purchased	626	255
Payroll taxes payable	754	1,055
Accrued income taxes	63	-
Other general accrued expenses	2,204	4,994
Accounts payable and other liabilities	$5,103	$8,476

14. FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment, and leasehold improvements, net, which are included as a component of other assets on the consolidated balance sheets, are as follows.

FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET
(Dollars in Thousands)

	Estimated Useful Lives	December 31, 2014	December 31, 2013

Furniture and equipment	3 to 5 Years	$2,816	$3,169
Leasehold improvements	5 to 10 Years	4,353	5,122
		7,169	8,291
Accumulated depreciation		(6,019)	(6,237)
Furniture, equipment, and leasehold improvements, net		$1,150	$2,054

For the year ended December 31, 2014, the Company wrote off fully depreciated furniture and equipment and leasehold improvements aggregating $895.

The Company recognized depreciation and amortization expense of $1,103,  $1,405, and $1,305 for the years ended December 31, 2014,  2013, and 2012, respectively, as a component of depreciation and amortization on the consolidated statements of operations. For the years ended December 31, 2014,  2013, and 2012,  $1,078,  $1,154, and $1,305, respectively, represented depreciation of furniture, equipment, and leasehold improvements and the remainder represented amortization of certain intangible assets.

15. INVESTMENTS IN EQUITY METHOD AFFILIATES

The Company had several investments that were accounted for under the equity method. Equity method accounting requires that the Company record its investment on the consolidated balance sheets and recognize its share of the affiliate’s net income as earnings each year. Investment in equity method affiliates is included as a component of other assets on the Company’s consolidated balance sheets.

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

Effective in March 2013, the Company acquired 100% control of Star Asia Manager as a result of the Star Asia Manager Repurchase Transaction. See note 4. Prior to March 1, 2013, the Company accounted for its investment in Star Asia Manager under the equity method. Following March 1, 2013 until its sale in February 2014, the Company had included Star Asia Manager in its consolidated financial statements.

As of December 31, 2014, the Company had no equity method investees (excluding equity method affiliates for which it had adopted the fair value option).  See note 5.

The following table summarizes the activity and the earnings of the Company’s equity method affiliates and includes the activity for Star Asia Manager during the period that the Company accounted for its investment in Star Asia Manager under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Star	Deep	Deep	Star	Star	Star Asia	Star
	Asia	Value	Value	Asia	Asia	Capital	Asia	SAA
	Manager (3)	GP	GP II	SPV (3)	Opportunity (3)	Management (3)	Opportunity II (3)	Manager (3)	Other	Total

December 31, 2011	$1,046	$21	$33	$466	$4,460	$50	$-	$-	$-	$6,076
Investment / advances	-	-	-	10	-	6	4,700	-	-	4,716
Distributions / repayments	(1,600)	-	(1,720)	(662)	(4,982)	(652)	(2,477)	-	-	(12,093)
Reorganization (1)	-	-	-	-	-	-	(1,841)	-	-	(1,841)
Earnings / (loss) realized	1,101	(14)	1,726	1,581	544	504	(382)	(8)	-	5,052
December 31, 2012	547	7	39	1,395	22	(92)	-	(8)	-	1,910
Investment / advances	-	-	-	-	-	-	-	10	20	30
Distributions / repayments	-	(7)	(26)	(2,682)	-	(134)	-	(245)	-	(3,094)
Acquisition (2)	(705)	-	-	-	-	-	-	-	-	(705)
Earnings / (loss) realized	158	-	(13)	1,287	(5)	145	-	255	1	1,828
December 31, 2013	-	-	-	-	17	(81)	-	12	21	(31)
Investments / advances	-	-	-	-	-	-	-	-	-	-
Distributions / repayments	-	-	-	-	(17)	(15)	-	(25)	(10)	(67)
Sale (3)	-	-	-	-	-	83	-	(1)	(11)	71
Earnings / (loss) realized	-	-	-	-	-	13	-	14	-	27
December 31, 2014	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

(1)On December 20, 2012, Star Asia Opportunity II completed a reorganization whereby its assets were contributed into a subsidiary of the Star Asia Special Situations Fund. The net effect of the reorganization to the Company was that the Company exchanged its ownership interest in Star Asia Opportunity II for cash and an interest in the Star Asia Special Situations Fund. The Star Asia Special Situations Fund was carried at fair value and included as a component of other investments, at fair value.

The cash received by the Company in the reorganization is included as distributions / repayments above. The remaining carrying value of the Company’s equity method investment in Star Asia Opportunity II was $1,841 after taking into account the cash distribution from the reorganization. This amount was reclassified from investments in equity method affiliates to other investments, at fair value. It is shown as reorganization in the table above and was treated as the cost basis of the Company’s investment in the Star Asia Special Situations Fund. Any difference between the cost basis assigned and the fair value of the Company’s investment in the Star Asia Special Situations Fund was included as a component of principal transactions, and other income. See notes 8, 9, 28, and 29.

(2)See note 4.

(3)See note 5.

The following table summarizes the combined financial information for all equity method investees, including equity method investees for which the fair value option was elected. As of December 31, 2013, this represented all of the equity method affiliates noted in the table above for which the Company had an investment balance as of December 31, 2013 plus Star Asia Finance (which was an equity method affiliate for which the fair value option was elected).   This aggregated summarized financial data does not represent the Company’s proportionate share of equity method investees’ assets or earnings.

SUMMARY DATA OF EQUITY METHOD INVESTEES
(Dollars in Thousands)

	December 31, 2014	December 31, 2013
Total Assets	$-	$370,388

Liabilities	$-	$144,578
Equity attributable to the investees	-	225,810
Non-controlling interest	-	-
Total Liabilities & Equity	$-	$370,388

	Year Ended December 31,
	2014	2013	2012

Net income / (loss)	$-	$28,885	$2,248

Net income / (loss) attributable to the investees	$-	$29,501	$2,667

See note 29 for information regarding transactions with the Company’s equity method investees.

16. VARIABLE INTEREST ENTITIES

The Company’s policy on accounting for VIEs is discussed in note 3-J.

The Company classifies the VIEs it is involved with into two groups: (i) VIEs managed by the Company and (ii) VIEs managed by third parties. In the case of the VIEs that the Company has been involved with, the Company has generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance. This is not a blanket conclusion as it is possible for an entity other than the manager to have the power to direct such matters. However, for all the VIEs the Company was involved with as of December 31, 2014, the Company has drawn this conclusion.

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

As of December 31, 2014, the Company had variable interests in various securitizations but determined that it was not the primary beneficiary and, therefore, was not consolidating the securitization VIEs. The maximum potential financial statement loss the Company could incur if the securitization vehicles were to default on all of their obligations is (i) the loss of value of the interests in securitizations that the Company holds in its inventory at the time and (ii) any management fee receivables in the case of managed VIEs. The Company has not provided financial support to these VIEs during the years ended December 31, 2014,  2013, and 2012 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2014 and 2013.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interest in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 17) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold but not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at December 31, 2014 and 2013.

NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	December 31, 2014

	Other Receivable	Other Investments, at fair value	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$1,829	$-	$1,829
Third party managed VIEs	73	21,528	21,601
Total	$1,902	$21,528	$23,430

	December 31, 2013

	Other Receivable	Other Investments, at fair value	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$2,239	$-	$2,239
Third party managed VIEs	84	35	119
Total	$2,323	$35	$2,358

17. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		December 31, 2014	December 31, 2013	Interest Rate Terms	Interest (3)	Maturity
Contingent convertible senior notes:
10.50% contingent convertible senior notes (the "New Notes")	$-		$-	$3,115	10.50%	10.50%	May 2014
8.00% contingent convertible senior notes (the "8.0% Convertible Notes")	8,248		8,248	8,248	8.00%	8.00%	September 2018 (1)
	$8,248		$8,248	11,363
Junior subordinated notes:
Alesco Capital Trust I	$28,125	(2)	11,499	10,697	4.26%	4.26%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	8,192	7,614	4.41%	4.41%	March 2035
	$48,125		19,691	18,311
Total			$27,939	$29,674

(1)The holders of the 8.0% Convertible Notes may convert all or any part of the outstanding principal amount of the 8.0% Convertible Notes at any time prior to maturity into shares of the Company’s Common Stock at a conversion price of $3.00 per share, subject to customary anti-dilution adjustments.

(2)The outstanding par represents the total par amount of the junior subordinated notes held by two separate trusts. The Company does not consolidate these trusts. The Company holds $1,489 par value of these junior subordinated notes, comprised of $870 par value of junior subordinated notes related to Alesco Capital Trust I and $619 par value of junior subordinated notes related to Sunset Financial Statutory Trust I. These notes have a carrying value of $0. Therefore, the net par value held by third parties is $48,125.

(3)Represents the interest rate as of the last day of the reporting period.

Contingent Convertible Senior Notes

10.50% Contingent Convertible Senior Notes due 2027

The Company issued $8,121 aggregate principal amount of New Notes at par during the second half of 2011 in connection with an Exchange Offer consummated for $7,621 aggregate principal amount of the Old Notes and a privately negotiated exchange of $500 in aggregate principal amount of the Old Notes.  The New Notes were paid off in full in May 2014.

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

The holders of the notes may convert all or any part of the outstanding principal amount of the 8.0% Convertible Notes at any time into shares of the Company’s Common Stock at $3.00 per share conversion price, subject to customary anti-dilution adjustments. Accordingly, based on the current principal balance, the notes will be convertible into up to an aggregate of 2,749,167 shares of Common Stock. However, the 8.0% Convertible Notes have certain provisions that allow for the deferral of interest payments:  (i) if dividends of less than $0.02 per share are paid on the Company’s Common Stock in the quarter prior to any interest payment date, then the Company may pay one-half of the interest in cash on such date, and the remaining one-half of the interest otherwise payable will be added to the principal amount of the convertible note then outstanding and (ii) if no dividends are paid on the Company’s Common Stock in the quarter prior to any interest payment date, then the Company may make no payment in cash on such date, and all of the interest otherwise payable on such date will be added to the principal amount of the note then outstanding.

As of December 31, 2014, the Company was in compliance with the covenants of the 8.0% Convertible Notes and has paid all of the interest due there under in cash.

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

Alesco Capital Trust I and Sunset Financial Trust (collectively, ”the Trusts”) described above are VIEs pursuant to variable interest provisions included in FASB ASC 810 because the holders of the equity investment at risk do not have adequate decision making ability over the Trusts’ activities. The Company is not the primary beneficiary of the Trusts as it does not have the power to direct the activities of the Trusts. The Trusts are not consolidated by the Company and, therefore, the Company’s consolidated financial statements include the junior subordinated notes issued to the Trusts as a liability, and the investment in the Trusts’ common securities as an asset. The common securities were deemed to have a fair value of $0 as of the Merger Date. These are accounted for as cost method investments; therefore the Company does not adjust the value at each reporting period. Any income generated on the common securities is recorded as interest income, a component of interest expense, net, in the consolidated statement of operations.

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

Promissory Notes Issued in Connection with the Repurchase of Mandatorily Redeemable Equity Interests

On October 5, 2012, PrinceRidge issued a promissory note of $4,824 to certain former members who had withdrawn.  As a result, the Company reclassified $4,824 from mandatorily redeemable equity interests that were included as a component of accounts payable and other liabilities to debt.  The note bore interest at 5% and was paid in full on December 21, 2012.

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

Deferred Financing

The Company paid $670 of deferred financing costs during the year ended December 31, 2013 associated with the issuance of the 8.0% Convertible Notes.  The Company recognized interest expense from deferred financing costs of $111,  $26, and $0 for the years ended December 31, 2014, 2013, and 2012, respectively.

Interest Expense, net

From January 1, 2012 to December 31, 2014, interest expense includes interest incurred in connection with the Company’s debt described in this note, the amortization of deferred financing related to the 8.0% Convertible Notes, the amortization of discount related to the convertible senior notes and the junior subordinated notes, interest income or expense related to the amounts owed to withdrawing partners of PrinceRidge (see note 18), and other miscellaneous items.

18. REDEEMABLE NON-CONTROLLING INTEREST

The redeemable non-controlling interest represented the equity interests of PrinceRidge that were not owned by the Company. The members of PrinceRidge had the right to withdraw from PrinceRidge and require PrinceRidge to redeem the interests for cash over a contractual payment period. The Company’s policy on accounting for the redeemable non-controlling interest is discussed in note 3-O.

Conditionally Redeemable Non-Controlling Interest (Temporary Equity)

During the year ended December 31, 2012, the Company reclassified $6,446 from redeemable non-controlling interest to mandatorily redeemable equity interests, which was included as a component of accounts payable and other liabilities in the Company’s consolidated balance sheets, due to partnership withdrawals from PrinceRidge. In addition, PrinceRidge purchased $6,172 of non-controlling interest for cash during the year ended December 31, 2012 from existing partners, and received $20 in cash related to capital contributions made to PrinceRidge during the year ended December 31, 2012.

During 2013, the Company purchased $789 of non-controlling interest for cash from existing partners.  As of December 31, 2014 and 2013, the Company had no redeemable non-controlling interest outstanding.

Mandatorily Redeemable Non-Controlling Interest (Liability)

During the year ended December 31, 2012, the Company distributed cash of $3,723 to the holders of mandatorily redeemable equity interests.  During the year ended December 31, 2013, the Company distributed cash of $86 to the holders of the mandatorily redeemable equity interests.

As of December 31, 2014 and 2013, the Company had no redeemable non-controlling interest outstanding.

19. PERMANENT EQUITY

Stockholders’ Equity

Common Stock

The holders of the Company’s Common Stock are entitled to one vote per share. These holders are entitled to receive distributions on such stock when, as, and if authorized by the Company’s Board of Directors out of funds legally available and declared by the Company, and to share ratably in the assets legally available for distribution to the Company’s stockholders in the event of its liquidation, dissolution, or winding up after payment of or adequate provision for all of the Company’s known debts and liabilities, including the preferential rights on dissolution of any class or classes of preferred stock. The holders of the Company’s Common Stock have no preference, conversion, exchange, sinking fund, redemption, or, so long as the Company’s Common Stock remains listed on a national exchange, appraisal rights and have no preemptive rights to subscribe for any of the Company’s securities. Shares of the Company’s Common Stock have equal dividend, liquidation, and other rights.

Preferred Stock

Series C Junior Participating Preferred Stock: Series C Junior Participating Preferred Stock (“Series C Preferred Stock”) was authorized by the Company’s Board of Directors in connection with the Stockholder Rights Plan discussed below. The Series C Preferred Stock has a par value of $0.001 per share and 10,000 shares were authorized as of December 31, 2014 and 2013, respectively.  The holders of Series C Preferred Stock are entitled to receive, when, as, and if declared by the Company’s Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September, and December in each year commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series C Preferred Stock. Dividends accrue and are cumulative. The holder of each share of Series C Junior Participating Preferred Stock is entitled to 10,000 votes on all matters submitted to a vote of the Company’s stockholders. Holders of Series C Preferred Stock are entitled to receive dividends, distributions or distributions upon liquidation, dissolution, or winding up of the Company in an amount equal to $100,000 per share of Series C Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions, whether or not declared, prior to payments made to holders of shares of stock ranking junior to the Series C Preferred Stock. The shares of Series C Preferred Stock are not redeemable. There were no shares of Series C Preferred Stock issued and outstanding as of December 31, 2014 and 2013.

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred  Stock (“Series E Preferred Stock”) has no economic rights but entitles Mr. Cohen, the Company’s Vice Chairman, to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  Each share of Series E Preferred Stock is entitled to one vote.  The 4,983,557 shares of Series E Preferred Stock currently outstanding are equivalent to the amount of Operating LLC membership units held by Mr. Cohen as of December 31, 2013.  See note 1. The 4,983,557 shares of Series E Preferred Stock were issued on May 9, 2013 in exchange for the 4,983,557 shares of Series D Voting Non-Convertible Preferred Stock (“Series D Preferred Stock”) held by CBF, an entity wholly owned by Mr. Cohen.  The Series E Preferred Stock effectively gives Mr. Cohen voting rights at the Company in the same proportion as his economic interest (as his membership units of the Operating LLC do not carry voting rights at the Company level).  The Series E Preferred Stock effectively enables Mr. Cohen to exercise approximately 24.9% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2014.  The terms of the Series E Preferred Stock provide that, if the Company causes the redemption of or otherwise acquires any of the Operating LLC units owned by Mr. Cohen as of May 9, 2013, then the Company will redeem an equal number of shares of Series E Preferred Stock.  The Series E Preferred Stock is otherwise perpetual. All former Series D Preferred Stock and Series B Voting Non-Convertible Preferred Stock, which entitled Mr. Cohen to vote on all matters presented to the Company’s stockholders, were cancelled on May 9, 2013 and December 28, 2012, respectively. As of December 31, 2014, there were 4,983,557 shares of Series E Preferred Stock issued and outstanding. See Non-Controlling Interest — Future Conversion / Redemption of Operating LLC Units below.

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

The 2013 Rights Agreement has no voting privileges and will expire on the earliest of (i) the close of business on October 1, 2016, (ii) the time at which the rights are redeemed pursuant to the 2013 Rights Agreement, (iii) the time at which the rights are exchanged pursuant to the 2013 Rights Agreement, (iv) the repeal of Section 382 of the Internal Revenue Code or any successor statute if the Company’s Board of Directors determines that the 2013 Rights Agreement is no longer necessary or desirable for the preservation of certain tax benefits, and (v) the beginning of the taxable year in which the Company’s Board of Directors determines that certain tax benefits may not be carried forward.

No rights were exercisable at December 31, 2014. There was no impact to the Company’s financial results as a result of the adoption of the 2013 Rights Agreement. The terms and the conditions of the rights are set forth in the Section 382 Rights Agreement attached as Exhibit 4.1 to the IFMI’s Form 8-K filed with the Securities and Exchange Commission on May 13, 2013.

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

 Repurchases of Shares and Retirement of Treasury Stock

During the third quarter of 2012, the Company retired 50,400 shares, resulting in an increase of $328 in accumulated deficit, and a decrease of $328 in treasury stock. The shares remain as authorized stock; however, they are now considered unissued. In conjunction with this retirement, IFMI surrendered an equal number of units to the Operating LLC.

During the third quarter of 2014, the Company repurchased 100,000 shares of the Company’s Common Stock at $2.07 per share from the Company’s Vice Chairman, Daniel G. Cohen.  The Company retired these shares.

During the fourth quarter of 2014, the Company repurchased 100,000 shares of the Company’s Common Stock at $1.77 per share from the Company’s Vice Chairman, Daniel G. Cohen.  The Company retired these shares.

Dividends and Distributions

During 2014, 2013 and 2012, the Company paid cash dividends on its outstanding Common Stock in the amount of $1,278,  $1,066, and $953, respectively. Pro-rata distributions were made to the other members of the Operating LLC upon the payment of dividends to the Company’s stockholders. During 2014,  2013, and 2012, the Company paid cash distributions of $419,  $431, and $420, respectively, to the holders of the non-controlling interest (that is, the members of the Operating LLC other than IFMI).

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans.  JVB is subject to net capital restrictions imposed by the SEC and FINRA, which require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit the Company’s ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFL is regulated by the Financial Services Authority in the United Kingdom and must maintain certain minimum levels of capital but will allow withdrawal of excess capital without restriction. See note 23.

Shares Outstanding of Stockholders’ Equity of the Company

The following table summarizes the share transactions that occurred in stockholders’ equity during the years ended December 31, 2014,  2013, and 2012.

ROLLFORWARD OF SHARES OUTSTANDING OF
INSTITUTIONAL FINANCIAL MARKETS, INC.

	Common Stock	Restricted Stock	Treasury Stock	Total
December 31, 2011	10,132,497	2,597,620	(50,400)	12,679,717
Issuance of shares	230,846	-	-	230,846
Issuance as equity-based compensation	-	428,984	-	428,984
Vesting of shares	643,830	(643,830)	-	-
Shares withheld for employee taxes	(162,048)	-	-	(162,048)
Forfeiture / cancellation of restricted stock (1)	-	(1,508,353)	-	(1,508,353)
Surrender of restricted stock (1)	-	(116,595)	-	(116,595)
Retirement of treasury stock	(50,400)	-	50,400	-
December 31, 2012	10,794,725	757,826	-	11,552,551
Issuance of shares	2,935,506	-	-	2,935,506
Issuance as equity-based compensation	-	408,079	-	408,079
Vesting of shares / restricted units (2)	739,931	(649,796)	-	90,135
Shares withheld for employee taxes	(71,583)	-	-	(71,583)
Forfeiture / cancellation of restricted stock	-	(104,983)	-	(104,983)
December 31, 2013	14,398,579	411,126	-	14,809,705
Issuance of shares	186,342	-	-	186,342
Issuance as equity-based compensation	-	158,438	-	158,438
Vesting of shares / restricted units (2)	511,318	(378,868)	-	132,450
Shares withheld for employee taxes	(37,458)	-	-	(37,458)
Forfeiture / cancellation of restricted stock	-	(32,258)	-	(32,258)
Repurchase and retirement of common stock	(200,000)	-	-	(200,000)
December 31, 2014 (3)	14,858,781	158,438	-	15,017,219

(1)In December 2012, Mr. Cohen transferred 116,595 restricted shares of IFMI Common Stock to the Company in order to satisfy his obligation under the Equity Funding Agreement. See note 20 for the discussion about the 2009 Restricted Units Pursuant to the 2009 Equity Award Plan.

(2)Vesting includes 132,450 and 90,135 of unvested restricted units of IFMI Common Stock for the years ended December 31, 2014 and 2013, respectively.  See note 20.

(3)Excludes remaining restricted units of IFMI Common Stock. See note 20.

Non-Controlling Interest

Future Conversion / Redemption of Operating LLC Units

Of the 5,324,090 Operating LLC membership units not held by the Company as of December 31, 2014 and 2013, respectively, Daniel G. Cohen, the Company’s Vice Chairman, through CBF, a single member LLC, held 4,983,557 Operating LLC membership units. Each Operating LLC membership unit is redeemable at the member’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives Mr. Cohen’s redemption notice, or (ii) at the Company’s option, one share of the Company’s Common Stock subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’s Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock.

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

In connection with the repurchase and retirement of 200,000 of the Company’s Common Stock during 2014, IFMI surrendered 200,000 Operating LLC membership units.

Unit Issuance and Surrender Agreement — Acquisition and Surrender of Additional Units of the Operating LLC, net

Effective January 1, 2011, IFMI and the Operating LLC entered into a Unit Issuance and Surrender Agreement (the “UIS Agreement”); that was approved by IFMI’s Board of Directors and the board of managers of the Operating LLC. In an effort to maintain a 1:1 ratio of IFMI’s Common Stock to the number of membership units IFMI holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to IFMI when IFMI issues its Common Stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for IFMI to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased.

The following table summarizes the transactions that resulted in changes in the unit ownership of the Operating LLC including unit issuances and forfeitures related to the UIS agreement.

ROLLFORWARD OF UNITS OUTSTANDING OF
THE OPERATING LLC

	Units Held by IFMI	Units Held by Daniel G. Cohen	Units Held by Others	Total
December 31, 2011	10,248,009	4,983,557	268,445	15,500,011
Issuance of Units under UIS, net	705,083	-	-	705,083
Vesting of Units	-	-	302,934	302,934
Redemption of Operating LLC Units for cash	230,846	-	(230,846)	-
Retirement of treasury stock	(50,400)	-	-	(50,400)
December 31, 2012	11,133,538	4,983,557	340,533	16,457,628
Issuance of Units under UIS, net	502,614	-	-	502,614
Issuance of Units for Mead/EBC Investment	2,749,167	-	-	2,749,167
Vesting of Units	-	-	186,339	186,339
Redemption of Operating LLC Units for IFMI Shares	186,339	-	(186,339)	-
December 31, 2013	14,571,658	4,983,557	340,533	19,895,748
Issuance of Units under UIS, net	459,219	-	-	459,219
Vesting of Units	-	-	186,342	186,342
Redemption of Operating LLC Units for IFMI Shares	186,342	-	(186,342)	-
Repurchase and retirement of common stock	(200,000)	-	-	(200,000)
December 31, 2014 (1)	15,017,219	4,983,557	340,533	20,341,309

(1)Unit amounts above exclude unvested Operating LLC units.  See note 20.

The following schedule presents the impact to permanent equity from IFMI’s ownership interest in the Operating LLC for the years ended December 31, 2014,  2013, and 2012.

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Net income / (loss) attributable to IFMI	$(2,585)	$(13,318)	$(968)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in IFMI's paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	215	2,764	928
Changes from net income / loss) attributable to IFMI and transfers (to) from non-controlling interest	$(2,370)	$(10,554)	$(40)

20. EQUITY-BASED COMPENSATION

As described in note 3-Q, the Company’s equity-based compensation paid to its employees is comprised of Restricted Units, Restricted Stock, and stock options.

The following table summarizes the amounts the Company recognized as equity-based compensation expense including Restricted Stock, Restricted Units, and stock options. These amounts are included as a component of compensation and benefits in the consolidated statements of operations. The remaining unrecognized compensation expense related to unvested awards at December 31, 2014 was $1,404 and the weighted average period of time over which this expense will be recognized is approximately 2.0 years. The awards assume estimated forfeitures during the vesting period, which were updated to reflect the actual forfeitures that occurred during the relevant periods.

EQUITY-BASED COMPENSATION INCLUDED IN COMPENSATION AND BENEFITS
(Dollars in Thousands)

	For the year ended December 31,
	2014	2013	2012
Equity-based compensation expense	$1,319	$1,947	$1,271
Non equity-based compensation expense	28,445	45,220	61,680
Total compensation and benefits	$29,764	$47,167	$62,951

The following table summarizes the equity-based compensation by plan.  Each plan is discussed in detail below.

DETAIL OF EQUITY BASED COMPENSATION BY PLAN

	For the year ended December 31,
	2014	2013	2012
The 2009 Equity Award Plan	$-	$-	$(586)
Operating LLC Units - JVB Acquisition	32	911	911
Restricted Units - 2006/2010 Plans	538	905	1,290
Options - 2010 Plan	749	114	-
Restricted PrinceRidge units (1)	-	17	(344)
Total equity based compensation expense	$1,319	$1,947	$1,271

(1)

Relates to the issuance of restricted PrinceRidge units to certain investment banking professionals and executives of PrinceRidge. As of December 31, 2014, there were no restricted PrinceRidge units outstanding.

The 2009 Equity Award Plan

The 2009 Equity Award Plan was originally adopted by the Company in August 2009 and was amended and restated on April 28, 2010. The 2009 Equity Award Plan permitted the grant of Operating LLC restricted units to the Company’s employees, which represented the right to receive, upon vesting of the restricted unit, the number of Operating LLC membership units in the restricted unit agreement. The awards under this plan were subject to time-based and/or performance-based vesting conditions and generally vested over a period of three years ending in December 2012. All awards pursuant to this plan were subject to the prior written consent of the Company’s Vice Chairman, Daniel G. Cohen. In December 2012, all of the 116,595 restricted units that were outstanding vested. Following the vesting of the restricted units in December 2012, the 2009 Equity Award Plan expired.

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

Restricted Units of the Operating LLC Related to the JVB Holdings Acquisition

In connection with the acquisition of JVB Holdings in January 2011, the Company issued 559,020 restricted units of the Operating LLC to certain JVB Holdings Sellers who remained employees of JVB Holdings. These units included a service requirement and vested over a three year period ending in January 2014 and were treated as compensation for future service rather than as part of the purchase price to acquire JVB. The weighted average grant date fair value for the restricted units was $4.89.  As of December 31, 2014 and December 31, 2013, 0 and 186,342 restricted units, respectively, of the Operating LLC were unvested. Upon vesting, the restricted units may be redeemed by the employee and the Company, at its discretion, may either pay cash or issue an equivalent number of IFMI Common Stock for the redemption of vested restricted units. All units of the Operating LLC vested and were redeemed by the JVB Holdings Sellers and the Company issued an equivalent number of IFMI Common Stock for the redemption of the vested restricted units in each period. See note 19.

During the years ended December 31, 2014 and 2013, the total fair value of the restricted Operating LLC awards related to the JVB Holdings acquisition that vested based on the fair market value derived from the closing stock price of the Company’s Common Stock on the vesting date during the year ended December 31, 2014 and 2013 was $435 and $233, respectively.

The AFN 2006 Equity Incentive Plan and the Institutional Financial Markets Inc. 2010 Long-Term Incentive Plan – Restricted Common Stock, Restricted Units and Stock Options

In connection with the Merger, the Company assumed the AFN 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”). In addition, the Company adopted the Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan (the “2010 Equity Incentive Plan”) on April 22, 2010, which was approved by the Company’s stockholders at the Company’s annual meeting on December 10, 2010, and amended on April 18, 2011 and amended and restated on March 8, 2012 and again on November 30, 2013. The 2006 Equity Incentive Plan and the 2010 Equity Incentive Plan are collectively referred to as the “Equity Incentive Plans.” The Equity Incentive Plans provide for the granting of stock options, restricted Common Stock, restricted units, stock appreciation rights, and other share-based awards. The Equity Incentive Plans are administered by the compensation committee of the Company’s Board of Directors. 1,239,488 shares remained available to be issued under these plans as of December 31, 2014.

RESTRICTED STOCK AND RESTRICTED UNITS - SERVICE BASED VESTING

	Number of Shares of Restricted Stock	Weighted average grant date fair value	Number of Restricted Units	Weighted average grant date fair value
Unvested at January 1, 2012	1,574,064	$4.17	40,135	$3.26
Granted	396,726	1.43	132,450	1.51
Vested	(543,830)	4.47	-	-
Forfeited	(883,308)	3.75	-	-
Surrendered (1)	(116,595)	5.00	-	-
Unvested at December 31, 2012	427,057	1.87	172,585	1.92
Granted	408,079	1.98	-	-
Vested	(522,008)	1.62	(40,135)	3.26
Forfeited	(1,828)	4.89	-	-
Unvested at December 31, 2013	311,300	2.42	132,450	1.51
Granted	158,438	2.43	-	-
Vested	(311,300)	2.42	(132,450)	1.51
Unvested at December 31, 2014	158,438	$2.43	-	$-

(1) In December 2012, Mr. Cohen transferred 116,595 restricted shares of IFMI Common Stock to the Company in order to satisfy his obligation under the Equity Funding Agreement related to the 2009 Equity Award Plan.  These shares were treated as vested and compensation expense was fully recognized.

RESTRICTED STOCK AND RESTRICTED UNITS - PERFORMANCE AND SERVICE BASED VESTING

	Number of Shares of Restricted Stock	Weighted average grant date fair value	Number of Restricted Units (1)	Weighted average grant date fair value
Unvested at January 1, 2012	1,023,556	$4.72	50,000	$3.07
Granted	32,258	1.47	500,000	(1)
Vested	(100,000)	4.60	-	-
Forfeited	(625,045)	4.69	(50,000)	3.07
Unvested at December 31, 2012	330,769	4.34	500,000	$-
Granted	-	-	50,000	2.42
Vested	(127,788)	4.34	(50,000)	2.42
Forfeited	(103,155)	4.89	-	-
Unvested at December 31, 2013	99,826	3.78	500,000	$-
Granted	-	-	-	-
Vested	(67,568)	4.89	-	-
Forfeited	(32,258)	1.47	-	-
Unvested at December 31, 2014	-	$-	500,000	$-

  (1)During the first quarter of 2012, the Company issued 500,000 restricted units of IFMI Common Stock to a non-employee. FASB ASC 505-50 requires that an equity instrument issued to a non-employee should be measured by using the stock price and other measurement assumptions as of the earlier of the date at which either (i) a commitment for performance by the counterparty has been reached or (2) the counterparty’s performance is complete. In accordance with FASB ASC 505-50, the Company will not accrue any expense until the actual vesting date occurs. As of the grant date, the restricted units were valued at $0.

The total fair value of all equity awards vested in each year based on the fair market value of the Company’s Common Stock on the vesting date during the years ended December 31, 2014, 2013, and 2012, was $1,086,  $1,667, and $947, respectively.

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

STOCK OPTIONS - SERVICE BASED VESTING

	Number of Options	Weighted Average Exercise Price	Weighted average grant date fair value	Weighted Average Remaining Contractual Term (in years)
Balance at January 1, 2013	-	$-
Granted	3,000,000	4.00	$ 0.70
Vested	-	-
Forfeited	-	-
Balance at December 31, 2013	3,000,000	4.00
Granted	278,571	4.00	$ 0.70
Vested	-	-
Forfeited	(85,714)	4.00	$ 0.70
Balance at December 31, 2014	3,192,857	$4.00	$ 0.70	3.9

Exercisable at December 31, 2014	763,094	$4.44		-

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing stock price of the Company’s Common Stock of on December 31, 2014.  As of December 31, 2014, all options were out of the money.

 The fair values of the options granted during 2013 were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: (i) expected volatility – 68.5%; (ii) expected dividends – 3.49%; (iii) expected lives of options (in years) – 4.0; and (iv) risk free rate – 0.96%.

The fair values of the options granted during 2014 were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: (i) expected volatility – 68.1%; (ii) expected dividends – 3.42%; (iii) expected lives of options (in years) – 3.5; and (iv) risk free rate – 0.74%.

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

21. INCOME TAXES

For tax purposes, AFN contributed its assets and certain of its liabilities to Cohen Brothers in exchange for an interest in Cohen Brothers on December 16, 2009. AFN was organized and had been operated as a REIT for United States federal income tax purposes. Accordingly, AFN generally was not subject to United States federal income tax to the extent of its distributions to stockholders and as long as certain asset, income, distribution, and share ownership tests were met. As a result of the consummation of the Merger, IFMI ceased to qualify as a REIT effective as of January 1, 2010, and is instead treated as a C corporation for United States federal income tax purposes. The components of income tax expense (benefit) included in the consolidated statements of operations for each year presented herein are shown in the table below.

INCOME TAX EXPENSE
(Dollars in Thousands)

	2014	2013	2012
Current income tax expense (benefit):
Federal income tax expense (benefit)	$-	$(1,442)	$142
Foreign income tax expense (benefit)	228	8	20
State and local income tax expense (benefit)	-	(57)	120
	228	(1,491)	282
Deferred income tax expense (benefit)
Federal income tax expense (benefit)	(566)	(1,827)	(703)
Foreign income tax expense (benefit)	-	-	-
State and local income tax expense (benefit)	(76)	(247)	(194)
	(642)	(2,074)	(897)

Total	$(414)	$(3,565)	$(615)

The components of income (loss) before income taxes is shown below:

INCOME (LOSS) BEFORE INCOME TAXES
(Dollars in Thousands)

	2014	2013	2012
Domestic	$(2,583)	$(20,404)	$(3,711)
Foreign	(1,503)	(3,080)	1,055
Total Income (loss) before income taxes	$(4,086)	$(23,484)	$(2,656)

As of December 31, 2014, the Company had net current tax liability of $63 included as a component of accounts payable and other liabilities in the consolidated balance sheet.  As of December 31, 2013, the Company had net prepaid taxes of $146 included as a component of other assets in the consolidated balance sheet.

The expected income tax expense /(benefit) using the federal statutory rate differs from income tax expense / (benefit) pertaining to pre-tax income / (loss) as a result of the following for the years ended December 31, 2014,  2013, and 2012.

	2014	2013	2012
Federal statutory rate - 35%	$(1,430)	$(8,220)	$(929)
Pass thru impact	375	2,581	352
Deferred tax valuation allowance	489	3,812	(42)
Recognition of previously unrecognized tax benefit	-	(1,231)	-
Other	152	(507)	4
Total	$(414)	$(3,565)	$(615)

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

The components of the net deferred tax asset (liability) are as follows.

DEFERRED TAX ASSET AND LIABILITY
(Dollars in Thousands)

	December 31, 2014			December 31, 2013
	Asset	Liability	Net	Asset	Liability	Net
Federal net operating loss carry-forward	$34,788	$-	$34,788	$33,439	$-	$33,439
State net operating loss carry-forward	5,791	-	5,791	5,291	-	5,291
Federal capital loss carry-forward	10,597	-	10,597	23,784	-	23,784
Unrealized gain on debt	-	(12,426)	(12,426)	-	(13,274)	(13,274)
Unrealized loss on investment in Operating LLC	68,813	-	68,813	110,382	-	110,382
Other	754	-	754	873	-	873
Gross deferred tax asset / (liability)	120,743	(12,426)	108,317	173,769	(13,274)	160,495
Less: valuation allowance	(112,205)	-	(112,205)	(165,025)	-	(165,025)
Net deferred tax asset / (liability)	$8,538	$(12,426)	$(3,888)	$8,744	$(13,274)	$(4,530)

As of December 31, 2014, the Company had a federal net operating loss (“NOL”) of approximately $99,409, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses (“NCLs”) in excess of capital gains of $25,754 as of December 31, 2014, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carry forward will begin to expire in 2015. No assurance can be made that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers.

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

Notwithstanding the facts that the Company has determined that the use of its remaining NOL and NCL carry forwards are not currently limited by Section 382 of the Code, the Company recorded a valuation allowance for a significant portion of its NOLs and NCLs when calculating its net deferred tax liability as of December 31, 2013. The valuation allowance was recorded because the Company determined it is not more likely than not that it will realize these benefits.

In determining its federal income tax provision for 2014, the Company has assumed that it will retain the valuation allowance applied against its deferred tax asset related to the NOL and NCL carry forwards as of December 31, 2014. The Company’s determination that it is not more likely than not that it will realize future tax benefits from the NOLs and NCLs may change in the future. In the future, the Company may conclude that it is more likely than not that it will realize the benefit of all or a portion of the NOL and NCL carry forwards. If it makes this determination in the future, the Company would reduce the valuation allowance and record a tax benefit as a component of the statements of operations in the period it makes this determination. From that point forward, the Company would begin to record net deferred tax expense for federal and state income taxes as a component of its provision for income tax expense as it utilizes the NOLs and NCLs, for which the valuation allowance was removed.

A reconciliation of the beginning and ending unrecognized tax benefits for years ended December 31, 2014,  2013, and 2012 follows.

	2014	2013	2012
Unrecognized tax benefits as of January 1	$-	$1,231	$1,231
Increases due to tax positions taken during prior periods	-	-	-
Increases due to tax positions taken in current period	-	-	-
Decreases due to settlements with tax authorities	-	-	-
Reductions due to lapse of applicable statute of limitations	-	(1,231)	-
Unrecognized tax benefits as of December 31	$-	$-	$1,231

During the years ended December 31, 2014,  2013, and 2012, the Company recognized interest expense of $0,  $0, and $79, respectively. The Company files tax returns in the U.S. federal jurisdiction, various states or local jurisdictions, the United Kingdom, Spain, and France. With few exceptions, the Company is no longer subject to examination for years prior to 2011.

In December 2012, IFMI received notification from the IRS that the IRS would examine its 2011 federal tax return. The exam was conducted in February 2013, IFMI received notification from the IRS that the exam was complete and no adjustments were identified.

Pennsylvania Income Tax Assessment

In October 2013, the Company received a Pennsylvania corporate net income tax assessment from the Pennsylvania Department of Revenue in the amount of $4,683 (including penalties) plus interest related to a subsidiary of AFN for the 2009 tax year.  The assessment denied this subsidiary’s Keystone Opportunity Zone (“KOZ”) credit for that year.  The Company filed an administrative appeal of this assessment with the Pennsylvania Department of Revenue Board of Appeals, which was denied in June 2014.  The Company filed an appeal with the Pennsylvania Board of Finance and Revenue.  A hearing has been scheduled for April 7, 2015.  If the Pennsylvania Board of Finance and Revenue were to uphold the assessment, the Company could then seek relief in Pennsylvania Commonwealth Court.  The Company has evaluated the assessment in accordance with the provisions of ASC 740 and determined not to record any reserve for this assessment.

22. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table shows the components of other comprehensive income / (loss) and the tax effects allocated to other comprehensive income / (loss).

ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) AND INCOME TAX EFFECT OF ITEMS ALLOCATED TO OTHER COMPREHENSIVE INCOME / (LOSS)
(Dollars in thousands)

	Foreign currency items	Tax effect	Total
December 31, 2011	$(626)	$-	$(626)
Change in foreign currency items	154	-	154
Other comprehensive income / (loss), net	154	-	154
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(23)	-	(23)
December 31, 2012	(495)	-	(495)
Change in foreign currency items	(14)	-	(14)
Other comprehensive income / (loss), net	(14)	-	(14)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(127)	-	(127)
December 31, 2013	(636)	-	(636)
Change in foreign currency items	(126)	-	(126)
Other comprehensive income / (loss), net	(126)	-	(126)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(10)	-	(10)
December 31, 2014	$(772)	$-	$(772)

23 . NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.

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

The following table shows the actual net capital (in the case of the JVB) and actual net liquid capital (in the case of CCFL) as compared to the required amounts for the periods indicated.

Statutory Net Capital Requirements
(Dollars in thousands)
	As of December 31, 2014
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$12,750	$267	$12,483
CCFL	3,502	2,038	1,464
Total	$16,252	$2,305	$13,947

	As of December 31, 2013
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$7,470	$188	$7,282
CCPR	18,566	250	18,316
CCFL	2,593	2,198	395
Total	$28,629	$2,636	$25,993

24 . EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Year Ended December 31,
	2014	2013	2012
Net income / (loss) attributable to IFMI	$(2,585)	$(13,318)	$(968)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	(1,087)	(6,592)	(857)
Add / (deduct): Adjustment (2)	185	876	307
Net income / (loss) on a fully converted basis	$(3,487)	$(19,034)	$(1,518)

Weighted average common shares outstanding - Basic	14,998,620	12,340,468	10,732,723
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,324,130	5,324,090	5,252,198
Weighted average common shares outstanding - Diluted (3)	20,322,750	17,664,558	15,984,921

Net income / (loss) per common share - Basic	$(0.17)	$(1.08)	$(0.09)

Net income / (loss) per common share - Diluted	$(0.17)	$(1.08)	$(0.09)

(1)The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest) may be redeemed and exchanged into shares of the Company on a one-to-one basis. The Operating LLC membership units not held by IFMI are redeemable at the member’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives Mr. Cohen’s redemption notice, or (ii) at the Company’s option, one share of the Company’s Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’s Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income / (loss) per common share when the effect is not anti-dilutive using the if-converted method.

(2)An adjustment is included for the following: (i) if the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable; and (ii) to adjust the non-controlling interest amount to be consistent with the weighted average share calculation.

(3)For the years ended December 31, 2014, 2013, and 2012, weighted average common shares outstanding excludes a total of 121,914, 395,457,  and 144,401 shares, respectively, representing restricted Operating LLC units, restricted IFMI Common Stock, and restricted units of IFMI Common Stock.  For the years ended December 31, 2014 and 2013, weighted average common shares outstanding also excludes 2,749,167 and 732,115 shares, respectively, from the assumed conversion of the 8% Convertibles Notes because the inclusion of the converted shares would be anti-dilutive.

25. RESERVE REQUIREMENTS

As of December 31, 2014 and 2013, JVB was not subject to the reserve requirements under Rule 15c3-3 of the Securities Exchange Act of 1934 because JVB does not carry securities accounts for their customers or perform custodial functions relating to customer securities and, therefore, they qualify for an exemption under Rule 15c3-3(k)(2)(ii).

26. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in several cities under agreements that expire prior to 2018. Future minimum commitments under these operating leases are as follows.

FUTURE LEASE COMMITMENTS
(Dollars in thousands)

	Lease	Less: Sublease	Net Commitment
2015	$4,332	$(2,646)	$1,686
2016	3,275	(2,105)	1,170
2017	616	-	616
2018	312	-	312
2019	224	-	224
2020 and Thereafter	249	-	249
	$9,008	$(4,751)	$4,257

Rent expense for the years ended December 31, 2014,  2013, and 2012 was $1,660,  $2,619, and $2,537, respectively, and was included in business development, occupancy, equipment expense in the consolidated statements of operations. Rent expense was recorded net of sublease income of $784,  $304, and $68, for the year ended December 31, 2014,  2013, and 2012, respectively. The lease commitments noted above represent the actual cash commitments and will not necessarily match the amount of rent expense recorded in the consolidated statements of operations. See note 3-N.

Legal and Regulatory Proceedings

The Company’s former U.S. broker-dealer subsidiary, Cohen & Company Securities, LLC (“CCS”), and one of its registered investment adviser subsidiaries, CIRA SCM, LLC (“CIRA”), are parties to litigation commenced on June 7, 2013, in the Supreme Court of the State of New York, currently captioned NRAM PLC (f/k/a Northern Rock (Asset Management) PLC) v. Société Générale Corporate and Investment Banking, et al.  NRAM PLC, Plaintiff, served the Summons with Notice on Defendants on October 3, 2013, and filed its complaint relating to an investment in Kleros Preferred Funding VIII, Ltd., a collateralized debt obligation, on November 12, 2013.  CCS and CIRA filed a motion to dismiss the complaint on January 27, 2014.  On October 31, 2014, the Court ruled on the motion, dismissing certain of the Plaintiff’s theories.  The litigation is ongoing and the Company intends to defend the action vigorously.

In October 2013, the Company received a Pennsylvania corporate net income tax assessment from the Pennsylvania Department of Revenue in the amount of $4,683 (including penalties) plus interest related to a subsidiary of AFN for the 2009 tax year.  The assessment denied this subsidiary’s Keystone Opportunity Zone (“KOZ”) credit for that year.  The Company filed an administrative appeal of this assessment with the Pennsylvania Department of Revenue Board of Appeals, which was denied in June 2014.  The Company filed an appeal with the Pennsylvania Board of Finance and Revenue.  A hearing has been scheduled for April 7, 2015.  If the Pennsylvania Board of Finance and Revenue were to uphold the assessment, the Company could then seek relief in Pennsylvania Commonwealth Court.  The Company has evaluated the assessment in accordance with the provisions of ASC 740 and determined not to record any reserve for this assessment.

In addition to the matters set forth above, the Company is a party to various routine legal proceedings, claims and regulatory inquiries arising out of the ordinary course of the Company’s business. Management believes that the results of these routine legal proceedings, claims and regulatory matters will not have a material adverse effect on the Company’s financial condition, or on the Company’s operations and cash flows. However, the Company cannot estimate the legal fees and expenses to be incurred in connection with these routine matters and, therefore, is unable to determine whether these future legal fees and expenses will have a material impact on the Company’s operations and cash flows. It is the Company’s policy to expense legal and other fees as incurred.

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

27. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information was prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes.

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

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2014

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$28,056	$-	$-	$28,056	$-	$28,056
Asset management	-	14,496	-	14,496	-	14,496
New issue and advisory	5,219	-	-	5,219	-	5,219
Principal transactions and other income	397	5,362	2,220	7,979	-	7,979
Total revenues	33,672	19,858	2,220	55,750	-	55,750
Total operating expenses	32,831	10,500	370	43,701	11,761	55,462
Operating income / (loss)	841	9,358	1,850	12,049	(11,761)	288
Income / (loss) from equity method affiliates	-	27	-	27	-	27
Other non-operating income / (expense)	-	-	-	-	(4,401)	(4,401)
Income / (loss) before income taxes	841	9,385	1,850	12,076	(16,162)	(4,086)
Income tax expense / (benefit)	-	-	-	-	(414)	(414)
Net income / (loss)	841	9,385	1,850	12,076	(15,748)	(3,672)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(1,087)	(1,087)
Net income / (loss) attributable to IFMI	$841	$9,385	$1,850	$12,076	$(14,661)	$(2,585)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$756	$57	$-	$813	$290	$1,103

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2013

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$38,528	$-	$-	$38,528	$-	$38,528
Asset management	-	19,239	-	19,239	-	19,239
New issue and advisory	6,418	-	-	6,418	-	6,418
Principal transactions and other income	542	2,276	(9,486)	(6,668)	-	(6,668)
Total revenues	45,488	21,515	(9,486)	57,517	-	57,517
Total operating expenses	53,518	11,523	319	65,360	13,261	78,621
Operating income / (loss)	(8,030)	9,992	(9,805)	(7,843)	(13,261)	(21,104)
Income / (loss) from equity method affiliates	-	546	1,282	1,828	-	1,828
Other non-operating income / (expense)	(164)	(9)	-	(173)	(4,035)	(4,208)
Income / (loss) before income taxes	(8,194)	10,529	(8,523)	(6,188)	(17,296)	(23,484)
Income tax expense / (benefit)	14	-	-	14	(3,579)	(3,565)
Net income / (loss)	(8,208)	10,529	(8,523)	(6,202)	(13,717)	(19,919)
Less: Net income / (loss) attributable to the
non-controlling interest	(9)	-	-	(9)	(6,592)	(6,601)
Net income / (loss) attributable to IFMI	$(8,199)	$10,529	$(8,523)	$(6,193)	$(7,125)	$(13,318)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$795	$317	$-	$1,112	$293	$1,405

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2012

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$69,486	$-	$-	$69,486	$-	$69,486
Asset management	-	23,172	-	23,172	-	23,172
New issue and advisory	6,021	-	-	6,021	(1,000)	5,021
Principal transactions and other income	166	894	(3,499)	(2,439)	-	(2,439)
Total revenues	75,673	24,066	(3,499)	96,240	(1,000)	95,240
Total operating expenses	74,595	8,690	347	83,632	11,313	94,945
Operating income / (loss)	1,078	15,376	(3,846)	12,608	(12,313)	295
Income / (loss) from equity method affiliates	-	3,309	1,743	5,052	-	5,052
Other non-operating income / (expense)	(3,554)	-	-	(3,554)	(4,449)	(8,003)
Income / (loss) before income taxes	(2,476)	18,685	(2,103)	14,106	(16,762)	(2,656)
Income tax expense / (benefit)	49	-	-	49	(664)	(615)
Net income / (loss)	(2,525)	18,685	(2,103)	14,057	(16,098)	(2,041)
Less: Net income / (loss) attributable to the
non-controlling interest	(216)	-	-	(216)	(857)	(1,073)
Net income / (loss) attributable to IFMI	$(2,309)	$18,685	$(2,103)	$14,273	$(15,241)	$(968)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$859	$17	$-	$876	$429	$1,305

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

Balance Sheet Data
As of December 31, 2014

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$248,881	$5,548	$28,649	$283,078	$13,009	$296,087

Included within total assets:
Investment in equity method affiliates	$-	$-	$-	$-	$-	$-
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

Balance Sheet Data
As of December 31, 2013

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$172,526	$9,938	$26,897	$209,361	$7,689	$217,050

Included within total assets:
Investment in equity method affiliates	$-	$(48)	$17	$(31)	$-	$(31)
Goodwill (2)	$7,937	$3,176	$-	$11,113	$-	$11,113
Intangible assets (2)	$332	$151	$-	$483	$-	$483

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

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States; (2) United Kingdom and other; and (3) Asia. Total revenues by geographic area are summarized as follows:

GEOGRAPHIC DATA
(Dollars in Thousands)

	For the year ended December 31,
	2014	2013	2012
Total Revenues:
United States	$44,991	$44,043	$78,597
United Kingdom & Other	10,636	11,178	16,643
Asia	123	2,296	-
Total	$55,750	$57,517	$95,240

Long-lived assets attributable to an individual country, other than the United States, are not material.  The Company no longer earns revenue in Asia effective with the sale of Star Asia Group.  See note 5.

28. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $3,011,  $3,170, and $4,698, for the years ended December 31, 2014,  2013, and 2012, respectively.

The Company paid income taxes of $113,  $351, and $158 for the years ended December 31, 2014,  2013, and 2012, respectively, and received income tax refunds of $105,  $96, and $134 for the years ended December 31, 2014,  2013, and 2012, respectively.

In 2014, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company acquired additional units of the Operating LLC pursuant to the UIS Agreement and in connection with the redemption of vested Operating LLC units by IFMI and the issuance of shares from the private placement.  The Company recognized a net increase in additional paid-in capital of $215, a net decrease of $10 in accumulated other comprehensive income, and a decrease of $205 in non-controlling interest. See note 19.

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

•

In connection with the Star Asia Manager Repurchase Transaction, the Company reclassified $705 from investment in equity method affiliates and re-allocated it to certain balance sheet accounts to reflect Star Asia Manager becoming a consolidated subsidiary of the Company. See note 4.  On February 20, 2014, the Company sold its interests in the Star Asia Group, including Star Asia Manager. See note 5.

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

29 . RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the years ended December 31, 2014,  2013, and 2012. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. Transactions between Star Asia Manager and the Company

Star Asia Manager serves as external manager of Star Asia and Star Asia SPV (see D-1 and D-6 listed below) and the Company owned 50% of Star Asia Manager prior to March 1, 2013. Following the Star Asia Manager Repurchase Transaction, the Company acquired 100% control of Star Asia Manager and included Star Asia Manager in its consolidated financial statements. See note 4 for a description of the Star Asia Manager Repurchase Transaction. Prior to March 1, 2013, Star Asia Manager had been identified as a related party because it was an equity method investee of the Company. The Company had recognized its share of the income or loss of Star Asia Manager as income or loss from equity method affiliates in the consolidated statements of operations during the pre-acquisition period. Income or loss recognized under the equity method is disclosed in the table at the end of this section.   On February 20, 2014, the Company sold its interest in Star Asia Manager.  See note 5.

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

In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company. Mr. Cohen is a trustee of EBC.   The Company issued $2,400 in principal amount of the 8.0% Convertible Notes to EBC. See note E listed below and notes 4 and 17. The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at end of this section.

C. The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”) is identified as a related party because TBBK’s Chairman is the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of the Company’s European business, and President of CCFL (formerly the Company’s Chairman and Chief Executive Officer).

TBBK maintained deposits for the Company in the amount of $86 and $52 as of December 31, 2014 and 2013, respectively. These amounts are not disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of December 31, 2014 and 2013, the Company had a repurchase agreement with TBBK as the counterparty in the amount of $46,275 and $6,445, respectively.  This is included as a component of securities sold under agreement to repurchase in the consolidated balance sheet.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amounts of $461 and $396 for the years ended December 31, 2014 and 2013, respectively, which was included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

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

1. Star Asia has been identified as a related party because in the absence of the fair value option of FASB ASC 825, Star Asia would be treated as an equity method affiliate, and because the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of the Company’s European business, and President of CCFL (formerly the Company’s Chairman and Chief Executive Officer) was a member of Star Asia’s board of directors until February 20, 2014. As of December 31, 2013, the Company had an investment in Star Asia. The Company, through Star Asia Manager, had an asset management contract with Star Asia.  Dividends received, gains or losses recognized from its investment are disclosed as part of principal transactions and other income in the tables at the end of this section. Amounts earned from the management contract are disclosed as part of management fee revenue in the tables at the end of this section.    On February 20, 2014, the Company sold its interest in Star Asia.  See note 5.

2. EuroDekania has been identified as a related party because the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of the Company’s European business, and President of

CCFL (formerly the Chairman and Chief Executive Officer) was a member of EuroDekania’s board of directors from its inception through December 18, 2013. The Company has a management contract with and an investment in EuroDekania. Dividends received, gains or losses recognized from its investment are disclosed as part of principal transactions and other income in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section.

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

3. The Deep Value GP and the Deep Value GP II have been identified as related parties because the Deep Value GPs were equity method affiliates of the Company. During the third quarter of 2013, the Company received its final liquidating distribution from the Deep Value GP.   During the fourth quarter of 2013, the Company received its final liquidating distribution from Deep Value GP II. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

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

5. Star Asia SPV has been identified as a related party because it was an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F.

6. Star Asia Opportunity has been identified as a related party because it was an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F.

7. Star Asia Capital Management has been identified as a related party because it was an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F. On February 20, 2014, the Company sold its ownership interest in the Star Asia Group including Star Asia Capital Management.  See note 5.

8. Star Asia Opportunity II has been identified as a related party because it was an equity method investee of the Company until its reorganization in December 2012. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F.

9. The Star Asia Special Situations Fund has been identified as a related party because in the absence of the fair value option of FASB ASC 825, the investment the Company had in the Star Asia Special Situations Fund would be treated as an equity method affiliate of the Company. Dividends received from that investment are disclosed as part of dividend income in the tables at the end of this section. Gains and losses recognized from its investment are disclosed as part of gain / (loss) in the tables at the end of this section.  On February 20, 2014, the Company sold its interest in Star Asia Special Situations Fund.  See note 5.

10. SAA Manager serves as the external manager of the Star Asia Special Situations Fund. SAA Manager has been identified as a related party because it was an equity method investee of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F.  On February 20, 2014, the Company sold its interest in SAA Manager.  See note 5.

11. SAP GP has been identified as a related party because the SAP GP was an equity method affiliate of the Company. Income or loss recognized under the equity method is disclosed in the table at the end of this section. See note 3-F. During the years ended December 31, 2013 and 2012, the Company did not make an investment or recognize any income or loss under the equity method related to this entity.  On February 20, 2014, the Company sold its interest in SAP GP.  See note 5.

E. Investment in IFMI by Mead Park Capital

In September 2013, Mead Park Capital made a $9,746 investment in the Company.  The Company issued $5,848 in principal amount of the 8.0% Convertible Notes to Mead Park Capital.  Mead Park Capital is a vehicle advised by Mead Park and controlled by Jack J. DiMaio Jr., Chief Executive Officer and founder of Mead Park.  In connection with the September 25, 2013 closing of the transactions contemplated by the definitive agreements, Messrs. DiMaio and Ricciardi were elected to the Company’s Board of Directors. Mr. DiMaio was also named the Chairman of the Company’s Board of Directors. See note B from above and notes 4 and 17.    The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at the end of this section.

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties that are described above.

RELATED PARTY TRANSACTIONS
For the Year Ended December 31, 2014
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions and other income	Income / (loss) from equity method affiliates	Interest expense incurred
TBBK	$-	$24	$-	$-	$-
Star Asia	125	-	-	-	-
Star Asia Capital Management	-	-	-	13	-
SAA Manager	-	-	-	14	-
EuroDekania	-	-	1,801	-	-
EBC	-	-	-	-	224
Mead Park Capital	-	-	-	-	547
	$125	$24	$1,801	$27	$771

RELATED PARTY TRANSACTIONS
For the Year Ended December 31, 2013
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions and other income	Income / (loss) from equity method affiliates	Interest expense incurred
TBBK	$-	$483	$-	$-	$-
Star Asia	2,329	-	(13,065)	-	-
Star Asia Manager (1)	-	-	-	158	-
Star Asia SPV	-	-	-	1,287	-
Star Asia Opportunity	-	-	-	(5)	-
Star Asia Capital Management	-	-	-	145	-
Star Asia Special Situations Fund	-	-	152	-	-
SAA Manager	-	-	-	255	-
EuroDekania	-	-	1,971	-	-
Deep Value	-	-	-	(13)	-
EBC	-	-	-	-	59
Mead Park Capital	-	-	-	-	144
Other	-	-	-	1	-
	$2,329	$483	$(10,942)	$1,828	$203

(1) Beginning March 1, 2013, Star Asia Manager was consolidated by the Company.  Prior to that, it was treated as an equity method investment.  See note A above.

RELATED PARTY TRANSACTIONS
For the Year Ended December 31, 2012
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions and other income	Income / (loss) from equity method affiliates	Interest expense incurred
CBF	$64	$-	$-	$-	$-
TBBK	-	156	-	-	-
Star Asia	-	-	(7,274)	-	-
Star Asia Manager (1)	-	-	-	1,101	-
Star Asia SPV	-	-	-	1,581	-
Star Asia Opportunity	-	-	-	544	-
Star Asia Opportunity II				(382)	-
Star Asia Capital Management	-	-	-	504	-
Star Asia Special Situations Fund	-	-	662	-	-
SAA Manager	-	-	-	(8)	-
EuroDekania	139	-	638	-	-
Deep Value	-	-	-	1,712	-
	$203	$156	$(5,974)	$5,052	$-

(1) Beginning March 1, 2013, Star Asia Manager was consolidated by the Company.  Prior to that, it was treated as an equity method investment.  See note A above.

The following related party transactions are non-routine and are not included in the tables above.

F. Additional Investment in the Star Asia Special Situations Fund

In December 2012, the Company made an initial investment of $1,841 in the Star Asia Special Situations Fund.  During 2013, the Company made an additional investment of $302 in the Star Asia Special Situations Fund. See notes 3-F, 5, 8, 9, and 15.

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

I.  Purchase of IFMI Common Stock from Vice Chairman

 During the third quarter of 2014, the Company repurchased 100,000 shares of the Company’s Common Stock at $2.07 per share from the Company’s Vice Chairman, Daniel G. Cohen.  The Company retired these shares.

During the fourth quarter of 2014, the Company repurchased 100,000 shares of the Company’s Common Stock at $1.77 per share the Company’s Vice Chairman, Daniel G. Cohen.  The Company retired these shares.

J.  Sale of European Operations

On August 19, 2014, the Operating LLC entered into a definitive agreement to sell its European operations to C&Co Europe Acquisition LLC, an entity controlled by Daniel G. Cohen, the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of the Company’s European business, and the President of CCFL.  See note 5.

30. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 29 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	December 31, 2014	December 31, 2013
EuroDekania	$-	$18
Star Asia and related entities (1)	-	450
CBF	-	4
Employees & other	552	411
Due from Related Parties	$552	$883

 (1)   Related entities include Star Asia Capital Management and SAA Manager.

SCHEDULE I

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INSTITUTIONAL FINANCIAL MARKETS, INC. (PARENT COMPANY)
Balance Sheet
(Dollars in Thousands)

	December 31, 2014	December 31, 2013
Assets
Cash	$8	$7
Investment in IFMI, LLC	79,816	85,401
Other assets	555	666
Total assets	$80,379	$86,074

Liabilities
Accrued interest and other liabilities	$317	$375
Deferred income taxes	3,888	4,530
Debt	27,939	29,674
Total liabilities	32,144	34,579

Stockholders’ Equity
Preferred Stock:	5	5
Common Stock	15	14
Additional paid-in capital	74,604	73,866
Accumulated deficit	(25,617)	(21,754)
Accumulated other comprehensive loss	(772)	(636)
Total stockholders’ equity	48,235	51,495

Total liabilities and stockholders’ equity	$80,379	$86,074

See accompanying notes to condensed financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INSTITUTIONAL FINANCIAL MARKETS, INC. (PARENT COMPANY)
Statement of Operations
(Dollars in Thousands)

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Revenues
Equity in undistributed earnings / (loss) from IFMI, LLC	$1,174	$(11,502)	$2,666
Total revenues	1,174	(11,502)	2,666
Operating income / (loss)	1,174	(11,502)	2,666
Non-operating expense
Interest expense	(4,401)	(4,001)	(4,397)
Income / (loss) before income taxes	(3,227)	(15,503)	(1,731)
Income tax (benefit) / expense	(642)	(2,185)	(763)
Net income / (loss)	$(2,585)	$(13,318)	$(968)

See accompanying notes to condensed financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INSTITUTIONAL FINANCIAL MARKETS, INC. (PARENT COMPANY)
Statement of Cash Flows
(Dollars in Thousands)

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Operating activities
Net income / (loss)	$(2,585)	$(13,318)	$(968)
Adjustments to reconcile net income / (loss) to net cash provided by / (used) in operating activities:
Equity in undistributed earnings / (loss) from IFMI, LLC	(1,174)	11,502	(2,666)
Distributions from / (contributions to) IFMI, LLC	7,810	(3,653)	15,943
Other (income) / expense	-	15	(3)
Amortization of discount of debt	1,380	906	189
(Increase) / decrease in other assets	111	32	246
Increase / (decrease) in accounts payable and other liabilities	(58)	74	(330)
Increase / (decrease) in deferred income taxes	(642)	(2,144)	(826)
Net cash provided by / (used in) operating activities	4,842	(6,586)	11,585
Financing activities
Repurchase and repayment of debt	(3,115)	(5,000)	(10,357)
Issuance of debt	-	8,248	-
Payments for deferred financing costs	-	(670)	-
Cash used to net share settle equity awards	(64)	(110)	(135)
Proceeds from issuance of stock, net	-	5,051	-
Repurchase of stock	(384)	-	-
Dividends paid to stockholders	(1,278)	(1,066)	(953)
Net cash provided by / (used in) financing activities	(4,841)	6,453	(11,445)
Net increase (decrease) in cash and cash equivalents	1	(133)	140
Cash and cash equivalents, beginning of period	7	140	-
Cash and cash equivalents, end of period	$8	$7	$140

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

INSTITUTIONAL FINANCIAL MARKETS, INC.

SELECTED QUARTERLY FINANCIAL RESULTS (Unaudited)

(Dollars in Thousands, except share and per share information)

The following tables present our unaudited consolidated statements of operations data for the eight quarters ended December 31, 2014 and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013

Total revenues	$17,776	$10,552	$14,235	$13,187	$11,671	$18,086	$13,734	$14,026
Operating expenses
Compensation and benefits	7,626	6,600	7,568	7,970	9,620	11,529	12,521	13,497
Business development, occupancy, equipment	955	904	979	1,058	1,546	1,429	1,387	1,455
Subscriptions, clearing, and execution	2,422	1,843	2,052	2,199	3,661	2,495	2,349	2,317
Professional fees and other operating	2,296	1,537	1,908	3,321	3,439	3,436	3,016	3,519
Depreciation and amortization	254	251	267	331	369	367	359	310
Impairment of goodwill	-	-	3,121	-
Total operating expenses	13,553	11,135	15,895	14,879	18,635	19,256	19,632	21,098
Operating income / (loss)	4,223	(583)	(1,660)	(1,692)	(6,964)	(1,170)	(5,898)	(7,072)
Non-operating income / (expense)
Interest expense	(1,084)	(1,079)	(1,109)	(1,129)	(1,082)	(1,047)	(1,035)	(1,029)
Other income / (expense)	-	-	-	-	(15)	-	-	-
Income / (loss) from equity method affiliates	-	-	1	26	113	101	95	1,519
Income/(loss) before income taxes	3,139	(1,662)	(2,768)	(2,795)	(7,948)	(2,116)	(6,838)	(6,582)
Income tax expense / (benefit)	(575)	62	89	10	(1,804)	(1,807)	34	12
Net income / (loss)	3,714	(1,724)	(2,857)	(2,805)	(6,144)	(309)	(6,872)	(6,594)
Less: Net income / (loss) attributable to the non-controlling interest	823	(469)	(734)	(707)	(2,132)	(205)	(2,170)	(2,094)
Net income / (loss) attributable to IFMI.	$2,891	$(1,255)	$(2,123)	$(2,098)	$(4,012)	$(104)	$(4,702)	$(4,500)

Earnings / (loss) per common share — basic	$0.19	$(0.08)	$(0.14)	$(0.14)	$(0.28)	$(0.01)	$(0.40)	$(0.40)
Weighted average common shares outstanding — basic	14,953,702	15,066,621	15,105,751	14,868,407	14,476,698	11,875,950	11,658,512	11,350,713
Earnings / (loss) per common share — diluted	$0.19	$(0.08)	$(0.14)	$(0.14)	$(0.28)	$(0.01)	$(0.40)	$(0.40)
Weighted average common shares outstanding — diluted	20,384,024	20,390,761	20,429,891	20,192,540	19,800,788	17,200,040	16,982,602	16,674,803

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