Form 10-K/A
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2015-04-24
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-32026

INSTITUTIONAL FINANCIAL MARKETS, INC.

(Exact name of registrant as specified in its charter)

Maryland	16-1685692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cira Centre
2929 Arch Street, 17th Floor Philadelphia, Pennsylvania	19104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 701-9555

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $0.001 per share	NYSE MKT LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ◻    No  ☒

As of June 30, 2014, the aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price on that date of $2.01 on the NYSE MKT, was approximately $19.6 million.

As of April 15, 2015, there were 15,382,811 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None.

INSTITUTIONAL FINANCIAL MARKETS, INC.

TABLE OF CONTENTS

		Page

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	3
Item 11.	Executive Compensation.	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	20
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	22
Item 14.	Principal Accounting Fees and Services.	24

	PART IV

Item 15.	Exhibits	24

EXPLANATORY NOTE

This Amendment No. 1 to Form 10–K (this “Amendment”) amends the Annual Report on Form 10–K for the fiscal year ended December 31, 2014 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2015, of Institutional Financial Markets, Inc.  Because we do not expect to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2014, we are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of the SEC’s Form 10-K and not included in the Original Filing.  The reference on the cover of the Original Filing to the incorporation by reference to portions of our  proxy statement for our 2015 Annual Meeting of Stockholders into Part III of the Original Filing is hereby deleted.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. We have included Part IV, Item 15 in this Amendment solely to reflect the filing of these exhibits with this Amendment.  We are not including certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment.

Except as described above, no attempt has been made with this Amendment to modify or update the other disclosures presented in the Original Filing, including the exhibits thereto, except that we have updated the number of outstanding shares of our common stock on the cover page of this report.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC.

Unless otherwise noted or as the context otherwise requires, the term “the Company,” “we,” “us,” or “our” refers to Institutional Financial Markets, Inc. and its subsidiaries.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Names of Directors and Biographical Information

Daniel G. Cohen, age 45, has, since September 16, 2013, served as the Vice Chairman of the Board of Directors of the Company (the “Board” or “Board of Directors”) and of the board of managers of the Company’s majority owned subsidiary, IFMI, LLC (“IFMI, LLC”), as President and Chief Executive of the Company’s European Business, and as President, a director and the Chief Investment Officer of the Company’s indirect majority owned subsidiary, Cohen & Company Financial Limited (formerly known as EuroDekania Management Limited), a Financial Conduct Authority regulated investment advisor and broker-dealer focusing on the European capital markets (“CCFL”).  Mr. Cohen served as the Chief Executive Officer and Chief Investment Officer of the Company from December 16, 2009 to September 16, 2013 and as the Chairman of the Board of Directors from October 6, 2006 to September 16, 2013.  Mr. Cohen served as the executive Chairman of the Company from October 18, 2006 to December 16, 2009.  In addition, Mr. Cohen served as the Chairman of the board of managers of IFMI, LLC from 2001 to September 16, 2013, as the Chief Investment Officer of IFMI, LLC from October 2008 to September 16, 2013, and as Chief Executive Officer of IFMI, LLC from December 16, 2009 to September 16, 2013.  Mr. Cohen served as the Chairman and Chief Executive Officer of J.V.B. Financial Group, LLC (formerly C&Co/PrinceRidge Partners LLC), an indirect subsidiary of the Company (“JVB”), from July 19, 2012 to September 16, 2013.  Mr. Cohen served as a director of Star Asia Finance, Limited (“Star Asia”), a permanent capital vehicle investing in Asian commercial real estate, until the Company’s sale of its interest in Star Asia on February 20, 2014.  Mr. Cohen previously served as Chief Executive Officer of RAIT Financial Trust (NYSE: RAS), a real estate finance company focused on the commercial real estate industry, from December 2006 when it merged with Taberna Realty Finance Trust to February 2009, and served as a trustee from the date RAIT Financial Trust acquired Taberna Realty Finance Trust until his resignation from that position on February 26, 2010.  Mr. Cohen was Chairman of the board of trustees of Taberna Realty Finance Trust from its inception in March 2005 until December 2006 and its Chief Executive Officer from March 2005 to December 2006.  From 1998 to 2000, Mr. Cohen served as the Chief Operating Officer of Resource America Inc., a publicly traded asset management company with interests in energy, real estate and financial services.  Mr. Cohen served as Chairman of Cohen Financial Group, Inc. since its inception in April 2007 until its liquidation in February 2012.  Mr. Cohen served as a director of Muni Funding Company of America, LLC, a company investing in middle-market non-profit organizations until it merged with Tiptree Financial Partners, L.P. in June 2011.  Since 2000, Mr. Cohen has been the Chairman of the board of directors of The Bancorp, Inc. (NASDAQ: TBBK), a holding company for The Bancorp Bank, which provides various commercial and retail banking products and services to small and mid-size businesses and their principals in the United States.  Mr. Cohen also served as the Chairman of the Board of Dekania Acquisition Corp. (NYSE: DEK), a publicly held business combination company focused on acquiring businesses that operate within the insurance industry, from its inception in February 2006 until December 2006, and remained a director of Dekania Acquisition Corp until its liquidation in February 2009.  Mr. Cohen served as a member of the board of directors of TRM Corporation (OTC: TRMM), a publicly held consumer services company, from 2000 to September 2006 and as its Chairman from 2003 to September 2006.  From 1997 to 1999, Mr. Cohen was a director of Jefferson Bank of Pennsylvania, a commercial bank acquired by Hudson United Bancorp in 1999.  Mr. Cohen is a member of the Academy of the University of Pennsylvania, a member of the Visiting Committees for the Humanities and a member of the Paris Center of the University of Chicago.  Mr. Cohen is also a Trustee of the List College Board of the Jewish Theological Seminary, a Trustee of the American Academy in Rome, and a Trustee of the Arete Foundation.

Thomas P. Costello, age 69, has served as our director and as the Chairman of the Audit Committee of the Board of Directors (the “Audit Committee”) since October 6, 2006. Mr. Costello also serves as a member of the Nominating and Corporate Governance

Committee of the Board of Directors (the “Nominating and Corporate Governance Committee”).  Mr. Costello served as a trustee and Chairman of the audit committee of the board of trustees of Alesco Financial Trust (“AFT”) from January 2006 until the merger of Sunset Financial Resources, Inc. (“Sunset”) with AFT. Mr. Costello served as a director for KPMG LLP from 2002 to 2004. Prior to that, he was employed at Arthur Andersen LLP for 35 years, including serving as National Practice Director from 1996 to 2002, where he was responsible for the accounting and audit practices of the Arthur Andersen offices in the southeast region of the United States.  From 1985 to 1996, he served as partner in charge of the accounting and audit practice in Arthur Andersen’s Philadelphia office. Prior to that, he acted as engagement partner where he served clients in numerous industries and worked with both large multinational and small and mid-sized public companies. From December 2006 to February 2011, Mr. Costello served on the board of directors and was the Chairman of the audit committee of Advanta Corp., a Pennsylvania-based financial services company that is in the process of liquidation. Mr. Costello also is a member of the Board of Trustees and serves on the Audit and Compliance and Finance Committees of Thomas Jefferson University Hospital. Mr. Costello is a Certified Public Accountant.

G. Steven Dawson, age 57, has served as our director since January 11, 2005. Mr. Dawson also serves as the Chairman of the Nominating and Corporate Governance Committee and as a member of the Audit Committee. Mr. Dawson was previously a member of the compensation committee and nominating and corporate governance committee for Sunset, and was also the Chairman of Sunset’s special committee in connection with Sunset’s merger with AFT.  Mr. Dawson is a private investor and in addition to his current board activities noted above, he has, from time to time, served on the boards of other public and private companies. He currently serves on the board of directors of Medical Properties Trust (NYSE: MPW), a Birmingham, Alabama-based real estate investment trust (“REIT”) specializing in the ownership of acute care facilities and related medical properties (Chairman of the audit committee) and American Campus Communities (NYSE: ACC), an Austin-based equity REIT focused on student housing (Chairman of the audit committee; member of the compensation committee). From 1990 to 2003, Mr. Dawson served as Chief Financial Officer of Camden Property Trust and its predecessors, a multi-family REIT based in Houston with apartment operations, construction and development activities throughout the United States.

Jack J. DiMaio, Jr., age 48, has served as the Chairman of the Board of Directors since September 24, 2013.  Mr. DiMaio is the founder and Chief Executive Officer of the Mead Park group of companies and has served in this capacity since September 2011.  Prior to founding Mead Park, Mr. DiMaio was a Managing Director and Global Head of Interest Rate, Credit and Currency Trading of Morgan Stanley, and served in this capacity from September 2009 to August 2011.  In addition, Mr. DiMaio served as a member of Morgan Stanley’s Management Committee during his tenure at the firm.  Prior to joining Morgan Stanley, Mr. DiMaio co-founded DiMaio Ahmad Capital LLC, a New York-based asset manager specializing in credit markets, and served as the Chief Executive Officer and Managing Partner from February 2005 to August 2009.  Before founding DiMaio Ahmad Capital LLC, Mr. DiMaio was a Managing Director and Head of the Diversified Credit Hedge Fund Group at Credit Suisse Alternative Capital, Inc. from March 2004 to February 2005.  Prior to that time, Mr. DiMaio was the Chief Executive Officer of Alternative Investments at Credit Suisse Asset Management.  In addition, Mr. DiMaio was an Executive Board Member of Credit Suisse Securities (USA), Inc. and of Credit Suisse Asset Management.  Mr. DiMaio joined Credit Suisse in 1989, and, after completing its sales and trading program, he joined Credit Suisse’s credit research group.  In 1990, Mr. DiMaio joined the Credit Suisse corporate bond trading desk where he was appointed Head Trader in 1995 and the Department Head in 1996.  At the end of 1997, Mr. DiMaio was appointed Head of Credit Suisse Global Credit Trading.  In 2000, Mr. DiMaio was responsible for Credit Suisse’s entire Global Credit Products Cluster and was named Head of Fixed Income Division North America.  Mr. DiMaio holds a B.S. in Finance from New York Institute of Technology.

Joseph M. Donovan, age 60, has served as our director since December 16, 2009 and currently serves as a member of the Compensation Committee of the Board of Directors (the “Compensation Committee”) and the Chairman of the Investment Committee of the Board of Directors (the “Investment Committee”).  Mr. Donovan is currently retired.  Prior to his retirement in January 2007, Mr. Donovan was Chairman of Credit Suisse’s ABS and debt financing group, which he led since March 2000.  Prior to that, Mr. Donovan was a managing director and head of asset finance at Prudential Securities from 1998 to 2000 and at Smith Barney from 1995 to 1997.  Mr. Donovan began his banking career at The First Boston Corporation in 1983, ultimately becoming a managing director at CS First Boston, where he served as Chief Operating Officer of the Investment Banking Department from 1992 to 1995.  Mr. Donovan received his M.B.A. from the Wharton School at the University of Pennsylvania and has a degree in Accountancy from the University of Notre Dame.  Mr. Donovan is the Non-Executive Chairman of the Board and Chairman of the audit committee of FLY Leasing Limited (formerly known as Babcock & Brown Air Limited) (NYSE: FLY), an aircraft leasing company headquartered in Dublin, Ireland.  Mr. Donovan was a director of RAM Holdings, Ltd. (NASDAQ: RAMR), a Bermuda-based provider of financial guaranty reinsurance, until his resignation from that position on March 1, 2010. Mr. Donovan joined the board of directors of the Homeownership Preservation Foundation, a non-profit organization, in January 2010. Mr. Donovan joined the board of directors and is chairman of the audit committee of STORE Capital Corporation (NYSE: STOR), a net-lease REIT based in Scottsdale, Arizona, in November 2014.

Jack Haraburda, age 76, has served as our director, a member of the Nominating and Corporate Governance Committee (except for a seven month period in 2010) and the Chairman of the Compensation Committee since October 6, 2006.  Mr. Haraburda served as a trustee and Chairman of the compensation committee of AFT’s board of trustees from January 2006 until Sunset’s merger with AFT.  Mr. Haraburda is the managing partner of CJH Securities Information Group, a professional coaching business.  Mr. Haraburda served as managing director for the Philadelphia Complex of Merrill Lynch, Pierce, Fenner & Smith Incorporated from 2003 to 2005.  He has also served in various positions at Merrill Lynch from 1984 until 2003, including as managing director of Merrill Lynch’s Princeton Complex, resident Vice President of Merrill Lynch’s Philadelphia Main Line Complex, marketing director and national sales manager of Merrill Lynch Life Agency and Chairman of Merrill Lynch Metals Company.  From 1980 to 1984, he was managing director of Comark Securities, a government securities dealer.  From 1968 until 1980, he served as a financial advisor, national sales manager for the Commodity Division, manager of the Atlanta Commodity Office and the Bala Cynwyd office of Merrill Lynch.

Christopher Ricciardi, age 46, has served as our director since September 24, 2013.  Mr. Ricciardi also serves as a member of the Investment Committee.  Mr. Ricciardi is a founding principal of the Mead Park group of companies and has served in that capacity since September 2011.  Prior to joining Mead Park, from February 2006 until August 2011,  Mr. Ricciardi served as President of the Company, served as President and Chief Executive Officer of IFMI, LLC, and as a member of the board of managers of IFMI, LLC.  Mr. Ricciardi served as Chief Executive Officer and as a director of Cohen Financial Group, Inc. from its inception in April 2007 until August 2011.  Mr. Ricciardi has held various positions with Dekania Acquisition Corp., Muni Funding Company of America, LLC, the Strategos Deep Value Hedge Fund entities and the Brigadier Hedge Fund entities.  Prior to joining IFMI, LLC, Mr. Ricciardi was a Managing Director and Global Head of Structured Credit Products for Merrill Lynch.  Prior to joining Merrill Lynch in April 2003, Mr. Ricciardi was a Managing Director and Head of U.S. Structured Credit Products at Credit Suisse. Mr. Ricciardi began his career at Prudential Securities.  Mr. Ricciardi has been a member of the advisory boards of The Robins School of Business (University of Richmond) and the Richmond Council (University of Richmond) since 2007.  Mr. Ricciardi joined the board of the LSE Centennial Fund, a charitable organization created for the purpose of supporting and advancing the London School of Economics’ mission of research and teaching excellence in the social sciences, in 2010.  He earned a B.A. from the University of Richmond with one term at the London School of Economics and an M.B.A. from the Wharton School at the University of Pennsylvania. He is also a CFA charterholder.

Neil S. Subin, age 50, has served as our director since June 7, 2011.  Mr. Subin also serves as a member of the Audit Committee, the Compensation Committee and the Investment Committee.  Mr. Subin has served as Chairman of the Board of Broadbill Investment Partners, LP, a private investment fund, since 2011.  Mr. Subin founded and has been the managing director and president of Trendex Capital Management, a private investment fund focusing primarily on financially distressed companies, since its formation in 1991.  Prior to forming Trendex Capital, Mr. Subin was a private investor from 1988 to 1991 and was an associate with Oppenheimer & Co. from 1986 to 1988.  Mr. Subin has served as a director of Phosphate Holdings, Inc. (OTC: PHOS.PK) since November 2010, as a director of Hancock Fabrics, Inc. (OTC: HKFI.PK), since August 2009, and as a director of Federal-Mogul Corporation (NASDAQ: FDML) since December 2007.  Mr. Subin also served as a director of Primus Telecommunications Group, Incorporated (OTCBB: PMUG.OB) from July 2009 until December 2013, as a director of Movie Gallery, Inc. (OTC: MOVIQ.PK) from May 2008 to December 2010, and a director of FiberTower Corporation (NASDAQ: FTWR) from December 2001 to December 2009.

When determining whether it is appropriate to for each director to serve on the Board of Directors, the Board focuses primarily on the information provided in each of the director’s individual biographies set forth above and its knowledge of the character and strengths of the sitting directors.  With respect to Mr. Cohen, the Company considered his years of executive leadership with IFMI, LLC as well as other companies, his extensive investment experience and his expertise in strategic planning and business expansion.  With regard to Mr. Costello, the Company considered his significant audit experience as well as his expertise and background with regard to accounting and financial matters generally.  With regard to Mr. Dawson, the Company considered his experience as a director of the Company and its predecessors as well as his prior experience as the Chief Financial Officer of a public company and as an independent director for other public companies.  With regard to Mr. DiMaio, the Company considered his significant experience in the financial services industry, including serving in management positions of other financial institutions, and his unique perspective to corporate strategy and business development.  With regard to Mr. Donovan, the Company considered his extensive capital markets experience and his general expertise and background with regard to accounting and financial matters.  With regard to Mr. Haraburda, the Company considered his experience as a director of the Company and its predecessors as well as his extensive knowledge of the securities business.  With regard to Mr. Ricciardi, the Company considered his extensive leadership both at the Company and in the financial services industry generally, as well as his deep understanding of the Company, its products and its businesses. With regard to Mr. Subin, the Company considered his extensive experience and expertise in the investment management field, particularly with respect to investing in financially distressed companies.

Rights of Certain Stockholders to Nominate Directors

On May 9, 2013, the Company entered into definitive documentation (the “May 2013 Definitive Documentation”) regarding a strategic investment in the Company by Mead Park Capital Partners LLC, of which Messrs. DiMaio and Ricciardi are partners (“Mead Park”), and Cohen Bros. Financial, LLC, of which Mr. Cohen is the sole member (“CBF”).

Pursuant to the May 2013 Definitive Documentation, the Company agreed, among other things, that at any meeting at which the Company’s stockholders may vote for the election of directors, for so long as Mead Park and certain of its affiliates collectively own (i) 15% or more of the Company’s outstanding common stock (as calculated under the May 2013 Definitive Documentation), Mead Park may designate two individuals to stand for election at such meeting, or (ii) 10% or more of the Company’s outstanding common stock (as calculated under the May 2013 Definitive Documentation), Mead Park may designate one individual to stand for election at such meeting.

Pursuant to the May 2013 Definitive Documentation, the Company also agreed, among other things, that at any meeting at which the Company’s stockholders may vote for the election of directors, for so long as CBF and certain of its affiliates collectively own 10% or more of the Company’s outstanding common stock (as calculated under the May 2013 Definitive Documentation), CBF may designate one individual to stand for election at such meeting.

In addition, pursuant to the May 2013 Definitive Documentation, the Company agreed, among other things, that for so long as Mead Park and certain of its affiliates collectively own at least 10% of the Company’s outstanding common stock (as calculated under the May 2013 Definitive Documentation), and both (i) Mr. DiMaio, Jr. is no longer Chairman of the Board of Directors due to his death, disqualification or removal from office as director, and (ii) Mr. Ricciardi is a member of the Board of Directors and agrees to act as Chairman thereof, then the Company will cause Mr. Ricciardi to be elected and appointed as the Chairman of the Board of Directors.  In all other situations (including in the event Mr. DiMaio resigns or retires from his positions as Chairman of the Board of Directors), the Chairman of the Board of Directors will be elected and appointed pursuant to the Company’s Bylaws.

Names of Executive Officers and Biographical Information

Set forth below is information regarding our executive officers as of April 15, 2015.

Name	Age	Position
Lester R. Brafman	52	Chief Executive Officer
Daniel G. Cohen	45	President and Chief Executive, European Business
Joseph W. Pooler, Jr.	49	Executive Vice President, Chief Financial Officer and Treasurer

Lester R. Brafman, age 52, has served as the Chief Executive Officer of the Company and of IFMI, LLC since September 16, 2013.  Mr. Brafman served as the President of the Company and of IFMI, LLC from June 3, 2013 until September 16, 2013.  Prior to joining the Company and IFMI, LLC, Mr. Brafman served as a Managing Director at Goldman Sachs & Co. from July 2001 until August 2012.  During his tenure at Goldman Sachs & Co., Mr. Brafman held various positions including in Leveraged Finance Sales; as Chief Operating Officer of Global Credit and Mortgage Trading; and in High Yield and Distressed Trading.  Prior to joining Goldman Sachs & Co., Mr. Brafman served as a Managing Director at Credit Suisse First Boston from July 1994 until October 2000 where, over the course of his employment, he served as Head of High Yield Trading and as Head of Emerging Market Corporate and Sovereign Trading.  Prior to joining Credit Suisse First Boston, Mr. Brafman worked at Wasserstein Perella & Co. from March 1992 until July 1994, and at Lehman Brothers Holdings Inc. from September 1988 until March 1992.  Mr. Brafman received a B.A. from Columbia University and an M.B.A. from the Amos Tuck School of Business Administration, Dartmouth College.

Daniel G. Cohen, age 45, has served as the President and Chief Executive of the Company’s European Business since September 16, 2013.  See Item 10 “Directors, Executive Officers and Corporate Governance – Names of Directors and Biographical Information” above for Mr. Cohen’s biographical information.

Joseph W. Pooler, Jr., age 49, has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since December 16, 2009 and as IFMI, LLC’s Chief Financial Officer since November 2007 and as Chief Administrative Officer since May 2007.  From July 2006 to November 2007, Mr. Pooler also served as Senior Vice President of Finance of IFMI, LLC.  From November 2007 to March 2009, Mr. Pooler also served as Chief Financial Officer of Muni Funding Company of America, LLC, a company investing in middle-market non-profit organizations.  Prior to joining IFMI, LLC, from 1999 to 2005, Mr. Pooler held key management positions at Pegasus Communications Corporation (now known as Xanadoo Company (OTC: XAND)), which operated in the direct broadcast satellite television and broadcast television station segments.  While at Pegasus, Mr. Pooler held various positions including Chief Financial Officer, Principal Accounting Officer, and Senior Vice President of Finance.  From 1993 to 1999, Mr. Pooler held various management positions with MEDIQ, Incorporated, including Corporate Controller, Director of Operations, and Director of Sales Support.  Mr. Pooler holds a B.A. from Ursinus College, an M.B.A. from Drexel University, and was a Certified Public Accountant in the Commonwealth of Pennsylvania (license lapsed).

No executive officer was selected as a result of any arrangement or understanding between the executive officer or any other person. All executive officers are appointed annually by, and serve at the discretion of, our Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and persons who own more than 10% of our common stock, which are referred to in this report as “reporting persons,” to file reports of ownership and changes in ownership with the SEC.  Reporting persons are also required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by them with the SEC.  To our knowledge, based solely on our review of the copies of the Section 16(a) forms furnished to us or upon written representations from certain of these reporting persons that no other reports were required, all Section 16(a) filing requirements applicable to the reporting persons were timely filed during our 2014 fiscal year.

Code of Business Conduct and Ethics

We have established a Code of Business Conduct and Ethics (the “Code of Ethics”) which sets forth basic principles of conduct and ethics to guide all of our employees, officers and directors.  The purpose of the Code of Ethics is to:

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

Recommendation of Nominees to Our Board of Directors

Information concerning our procedures by which stockholders may recommend nominees to our Board of Directors is set forth in our proxy statement relating to our 2014 Annual Meeting of Stockholders under the heading “Corporate Governance and Board of Directors Information—Recommendation of Nominees to Our Board of Directors.”  We have not made any material changes to these procedures since they were last disclosed in our proxy statement.

Audit Committee and Financial Expert

We have a separately designated standing Audit Committee of our Board of Directors, as defined in Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee is comprised of three of our independent directors: Messrs. Costello, Dawson and Subin.  Mr. Costello is the Chairman of our Audit Committee.  Our Board of Directors has determined that each of the members of our Audit Committee is “independent” within the meaning of the rules of the NYSE MKT and the SEC and that each of the members of our Audit Committee is financially literate and has accounting or related financial management expertise, as such qualifications are defined under the rules of the NYSE MKT.  In addition, our Board of Directors has determined that Mr. Costello is an “audit committee financial expert” as defined by the SEC.  Our Audit Committee operates under a written charter that was originally adopted in 2006 and amended in 2007, 2009 and 2014.  A copy of the charter may be found on our website at http://www.ifmi.com and will be provided in print, free of charge, to any stockholder who requests a copy by submitting a written request to Rachael Fink, our Secretary, at Institutional Financial Markets, Inc., Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104.

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

ITEM 11	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table summarizes the executive compensation earned by the Company’s named executive officers in 2014 and 2015.

Summary Compensation Table

								Non-Equity	Non-Qualified
				Stock		Option		Incentive Plan	Deferred	All Other
		Salary	Bonus	Awards		Awards		Compensation	Compensation	Compensation
Name and Principal Position	Year	($)	($)	($) (1)		($) (1)		($)	Earnings ($)	($) (2)	Total ($)
Lester Brafman	2014	600,000	-	125,001	(6)	-		400,000	-	793	1,125,794
Chief Executive Officer (3)	2013	347,500	400,000	-		2,101,409	(7)	-	-	397	2,849,306

Daniel Cohen	2014	600,000	-	-		-		147,605	-	8,511	756,116
Vice Chairman (4)	2013	600,000	-	-		-		-	-	8,358	608,358

Joseph W. Pooler, Jr.
Executive Vice President,	2014	420,000	-	75,001	(6)	-		170,000	-	8,511	673,512
Chief Financial Officer & Treasurer (5)	2013	419,167	125,000	-		75,000	(8)	-	-	8,358	627,525

(1)Amounts in this column represent the grant date fair value of the restricted stock award and stock option award, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”).  The assumptions used in the calculations of these amounts are included in note 20 to the Company’s audited financial statements for the year ended December 31, 2014 in the Original Filing.  Amounts do not correspond to the actual value that may be recognized by the named executive officer.

(2)Amounts in this column represent 401(k) plan matching contributions made by the Company and life insurance premium payments paid by the Company on behalf of the named executive officer.

(3)Mr. Brafman has served as the Chief Executive Officer of the Company since September 16, 2013.  Mr. Brafman served as the President of the Company and of IFMI, LLC from June 3, 2013 until September 16, 2013.

(4)Mr. Cohen has, since September 16, 2013, served as the Company’s Vice Chairman of the Board of Directors and of the board of managers of IFMI, LLC, President and Chief Executive of the Company’s European Business, and President of CCFL.  Mr. Cohen served as the Chief Executive Officer and Chief Investment Officer of the Company from December 16, 2009 to September 16, 2013 and as the Chairman of the Board of Directors from October 6, 2006 to September 16, 2013. In addition, Mr. Cohen served as the Chairman of the board of managers of IFMI, LLC from 2001 to September 16, 2013, as the Chief Investment Officer of IFMI, LLC from October 2008 to September 16, 2013, and as Chief Executive Officer of IFMI, LLC from December 16, 2009 to September 16, 2013.

(5)Mr. Pooler has served as the Company’s Executive Vice President and Chief Financial Officer and Treasurer since December 16, 2009.

(6)   Effective February 12, 2015, 75,758 restricted shares of our common stock were awarded to Mr .Brafman, and 45,455 restricted shares of our common stock were awarded to Mr. Pooler, in each case based on their respective performance in 2014 (as more fully discussed below).  The grant date fair value per share of these restricted shares was $1.65.  These restricted shares were awarded under the 2010 Long-Term Incentive Plan. With regard to both such awards, the restrictions expire with respect to one-half of these restricted shares on January 31, 2016 and with respect to the remaining one-half of these restricted shares on January 31, 2017, in each case, so long as Mr. Brafman or Mr .Pooler, as applicable, is then employed by the Company or any of its subsidiaries.

(7)Effective November 30, 2013 (the “Brafman Grant Date”), the Company granted to Mr .Brafman two Non-Qualified Stock Option Awards.

Details regarding the option granted to Mr. Brafman pursuant to the first Non-Qualified Stock Option Award (the “Initial Award”) are as follows:

Number of Underlying Shares	Vesting Schedule	Exercise Price	Grant Date Fair Value Per Underlying Share
500,000	Option vests on November 30, 2016.	$ 3.00	$ 0.83

Details regarding the three options granted to Mr. Brafman pursuant to the second Non-Qualified Stock Option Award (the “Second Award” and, together with the Initial Award, the “Brafman Awards”) are as follows:

Number of Underlying Shares	Vesting Schedule	Exercise Price	Grant Date Fair Value Per Underlying Share
500,000	Option vests on November 30, 2016.	$ 3.00	$ 0.83
1,000,000	Option vested with respect to 333,333 shares on December 31, 2014 and will vest with respect to 333,333 shares on December 31, 2015 and the remaining 333,334 shares on December 31, 2016.	$ 4.00	$ 0.69

1,000,000	Option vested with respect to 333,333 shares on December 31, 2014 and will vest with respect to 333,333 shares on December 31, 2015 and the remaining 333,334 shares on December 31, 2016.	$ 5.00	$ 0.59

The grant date fair values were determined using the following assumptions in the Black Scholes valuation model: (i) expected volatility—68.5%; (ii) expected dividends—3.49%; (iii) expected life—4.0 years; and (iv) risk free interest rate—0.96%.

All of the options granted to Mr. Brafman pursuant to the Brafman Awards (each a “Brafman Option” and, collectively, the “Brafman Options”) were granted under our Second Amended and Restated 2010 Long-Term Incentive Plan (the “2010 Long-Term Incentive Plan”).

Each Brafman Option granted under the Second Award was conditioned on the approval of the 2010 Long-Term Incentive Plan by the Company’s stockholders, and such Brafman Options were to be terminated and forfeited if stockholder approval of the 2010 Long-Term Incentive Plan was not obtained within 12 months following the Brafman Grant Date. Stockholder approval of the 2010 Long-Term Incentive Plan was obtained on June 10, 2014 at the Company’s 2013 Annual Meeting of Stockholders.  The Brafman Option granted under the Initial Award was not subject to the Company’s stockholder approval of the 2010 Long-Term Incentive Plan.

The Brafman Options expire on the fifth anniversary of the Brafman Grant Date, subject to earlier expiration or termination of the Brafman Options as provided under the Brafman Awards and the 2010 Long-Term Incentive Plan.

(8) Effective February 13, 2014 (the “Pooler Grant Date”), the Company granted to Mr. Pooler a Non-Qualified Stock Option Award (the “Pooler Award”). Details regarding the option granted to Mr. Pooler (the “Pooler Option”) pursuant to the Pooler Award are as follows:

Number of Underlying Shares	Vesting Schedule	Exercise Price	Grant Date Fair Value Per Underlying Share
107,143	Option vested with respect to 53,571 shares on December 31, 2014 and with respect to the remaining 53,572 shares on December 31, 2015.	$ 4.00	$ 0.70

The grant date fair value was determined using the following assumptions in the Black Scholes valuation model: (i) expected volatility—68.1%; (ii) expected dividends—3.29%; (iii) expected life—3.5 years; and (iv) risk free interest rate—0.74%.

The Pooler Option was awarded under the 2010 Long-Term Incentive Plan and expires on the fifth anniversary of the Pooler Grant Date, subject to earlier expiration or termination of the options as provided under the Pooler Award and the 2010 Long-Term Incentive Plan.

The Pooler Option was granted to Mr. Pooler based on his performance in 2013.

The Compensation Committee did not establish performance targets for 2013 incentive plan compensation.  Rather, in February 2014, after consultation with Messrs. DiMaio and Ricciardi, Mr. Brafman recommended to the Compensation Committee the amount and form of the cash bonus and equity compensation for himself and Mr. Pooler with respect to 2013 performance.  In February 2014, the Board of Directors, upon the Compensation Committee’s recommendation, unanimously approved the compensation for each executive officer for 2013.

As reflected under “Bonus” in the Summary Compensation Table above, Messrs. Brafman and Pooler were awarded discretionary cash bonus awards in the amounts of $400,000 and $125,000, respectively, for their performance in 2013.  In determining such amounts of Messrs. Brafman’s and Pooler’s discretionary cash bonuses, the Compensation Committee considered Messrs. Brafman’s and Pooler’s respective roles during 2013 in connection with the following transactions:

•	The September 2013 strategic investment in the Company by Mead Park and CBF pursuant to the May 2013 Definitive Documentation;
•

The proposed merger of the Company’s two registered broker-dealer subsidiaries, C&Co/PrinceRidge LLC (formerly known as The PrinceRidge Group LLC) and JVB, into a single broker-dealer subsidiary. This merger was ultimately consummated in January 2014 and reduced the size of the Company’s workforce by approximately 20% by eliminating certain redundant and non-core business lines; and

•

The proposed sale of all of the Company’s interests in the Star Asia Group (as defined below) for approximately $20.0 million and a 15% revenue share of certain Star Asia Group management companies (the “Star Asia Revenue Share”).  Negotiations surrounding this transaction commenced in the fourth quarter of 2013, and the transaction was ultimately consummated in February 2014.  The “Star Asia Group” includes: the Company’s 28% interest in Star Asia; 100% interest in Star Asia Management Ltd.; 2.2% interest in Star Asia Japan Special Situations LP; 33.3% interest in Star Asia Advisors, Ltd.; 33.3% interest in Star Asia Partners Ltd.; and 33.3% interest in Star Asia Capital Management, LLC.  The Star Asia Revenue Share will last until at least February 2018.

In light of the contractual incentive compensation provisions (as described below) under the Current Cohen Employment Agreement (as defined below), the Compensation Committee, following consultation with Mr. DiMaio, determined not to award any discretionary cash bonus or equity compensation to Mr. Cohen with respect to his 2013 performance.  No executive officer other than Mr. Brafman had any role in determining or recommending the amount or form of 2013 executive officer or director compensation.

In June 2014, after consultation with Messrs. Brafman and Pooler, the Compensation Committee established performance targets for 2014 incentive plan compensation.  The targeted 2014 cash bonuses for the Company’s executives were set at 150% of base salary, while the targeted equity bonuses for such executives were set at 25% of salary.  Subject to the Compensation Committee’s review and discretion, 50% of performance-based bonuses would be discretionary, based on each executive’s respective performance and qualitative achievements in 2014, and the remaining 50% would be based on a funds from operations metric, which is equivalent to operating income plus depreciation and amortization, plus equity based compensation expense, minus cash interest expense (this performance-based bonus metric excluded  consideration of the funds from operations from the Company’s European operations in light of the pending sale of such business operations to C&Co Europe Acquisition LLC, an entity controlled by Daniel G. Cohen (see Item 13 “Certain Relationships and Related Transactions, and Director Independence-Sale of European Operations to C&Co Europe Acquisition LLC” below for additional information regarding the sale of the Company’s European operations)).  No executive officer other than Messrs. Brafman and Pooler had any role in determining or recommending the amount or form of 2014 executive officer compensation.

As reflected under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table above, Messrs. Brafman and Pooler were awarded performance-based bonus awards in the amounts of $400,000 and $170,000, respectively, for their performance in 2014.  The Compensation Committee limited Messrs. Brafman’s and Pooler’s respective performance-based bonuses to the amounts paid based partially upon the Company’s micro-market capitalization, despite the favorable 2014 results of operations for the funds from operations metric.    In determining such performance-based bonuses, the Compensation Committee considered the targeted performance metric that was achieved in 2014, as well as qualitative achievements such as Messrs. Brafman’s and Pooler’s respective roles during 2014 in connection with the following:

•	The merger of the Company’s two registered broker-dealer subsidiaries, C&Co/PrinceRidge LLC (formerly known as The PrinceRidge Group LLC) and JVB, into a single broker-dealer subsidiary;
•	The closing of the sale of all of the Company’s interests in the Star Asia Group;
•	The negotiations regarding the pending sale of the Company’s European operations;
•	The Company’s continued focus on cost savings and the related results; and
•	Enhancements to the Company’s broker-dealer operations.

As reflected under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table above, Mr. Cohen was awarded a performance-based bonus award in the amount of $147,605, which represents an amount equal to 25% of the aggregate net income of the European Business (as defined in the Current Cohen Employment Agreement) in 2014.  This amount was paid in accordance with the Allocations (as defined below) Mr. Cohen is entitled to receive under the Current Cohen Employment Agreement, which is described in greater detail below.

In February 2015, the Board of Directors, upon the Compensation Committee’s recommendation, unanimously approved the compensation for each executive officer for 2014.

Outstanding Equity Awards at Fiscal Year-End 2014

The following table summarizes the equity awards the Company has made to each of the named executive officers that were outstanding as of December 31, 2014.

	Option Awards						Stock Awards
Equity
									Equity	Incentive
				Equity					Incentive	Plan Awards:
				Incentive					Plan	Market or Payout
				Plan Awards;					Awards;	Value of
				Number of			Number of		Number of	Unearned
	Number of	Number of		Securitites			Shares or	Market Value	Unearned	Shares, Units
	Securities	Securities		Underlying			Units of	of Shares	Shares, Units	or Other
	Underlying	Underlying		Unexercised	Option		Stock That	or Units	or Other Rights	Rights That
	Unexercised	Unexercised		Unearned	Exercise	Option	Have Not	of Stock	That Have	Have Not
	Options (#)	Options (#)		Options	Price	Expiration	Vested	That Have Not	Not Vested	Vested
Name	Exercisable	Unexercisable		(#)	($)	Date	(#)	Vested ($) (1)	(#)	($)
Lester Brafman	-	500,000	(2)	-	$3.00	11/30/2018	-	-	-	-
	-	500,000	(3)	-	$3.00	11/30/2018	-	-	-	-
	333,333	666,667	(3)	-	$4.00	11/30/2018	-	-	-	-
	333,333	666,667	(3)	-	$5.00	11/30/2018	-	-	-	-
Joseph W. Pooler, Jr.	-	107,143	(4)	-	$4.00	02/13/2019	-	-	-	-

(1)The amounts set forth in this column equal the number of restricted shares of common stock indicated multiplied by the closing price of the Company’s common stock ($1.75) as reported by the NYSE MKT on December 31, 2014.

(2)Effective on the Brafman Grant Date, Mr. Brafman was granted the Initial Award.  For details regarding the Initial Award, see note 7 to the Summary Compensation Table above.

(3)Effective on the Brafman Grant Date, Mr. Brafman was granted the Second Award.  For details regarding the Second Award, see note 7 to the Summary Compensation Table above.

(4)Effective on the Pooler Grant Date, Mr. Pooler was granted the Pooler Award.  For details regarding the Pooler Award, see note 8 to the Summary Compensation Table above.

Employment Agreements; Termination of Employment and Change of Control Arrangements

Employment Agreements with Named Executive Officers

Lester Brafman, Chief Executive Officer

Mr. Brafman’s Previous Employment Agreements—the June 2013 Employment Agreement and the September 2013 Employment Agreement

On June 3, 2013, the Company and IFMI, LLC entered into an Employment Agreement with Mr. Brafman (the “June 2013 Brafman Employment Agreement”).

Pursuant to the June 2013 Brafman Employment Agreement, Mr. Brafman served as the President for both the Company and IFMI, LLC. In addition, under the June 2013 Brafman Employment Agreement, the Board of Directors could appoint Mr. Brafman as Chief Executive Officer of the Company and IFMI, LLC at any time.

The term of the June 2013 Brafman Employment Agreement was scheduled to end on February 28, 2014 and provided that Mr. Brafman’s minimum base salary was $600,000 per annum. In addition, the Compensation Committee could periodically review Mr. Brafman’s base salary and provide for such increases as it deemed appropriate, in its discretion.

Under the June 2013 Brafman Employment Agreement, in addition to base salary, for each fiscal year of IFMI, LLC ending during the term, Mr. Brafman had the opportunity to receive an annual bonus in an amount and on such terms as were to be determined by the Compensation Committee.  The Compensation Committee also had the discretion to grant Mr. Brafman other bonuses in such amounts and on such terms as it determined, in its discretion.  The foregoing did not limit Mr. Brafman’s eligibility to receive any other bonus under any other bonus plan, stock option or equity-based plan, or other policy or program of the Company or IFMI, LLC.

Under the June 2013 Brafman Employment Agreement, Mr. Brafman was entitled to participate in any equity compensation plan of the Company or IFMI, LLC in which he was eligible to participate, and could be granted, in accordance with any such plan, options to purchase units of membership interest of IFMI, LLC, options to purchase shares of the Company’s common stock, shares of restricted stock, and/or other equity awards in the discretion of the Compensation Committee.  The June 2013 Brafman Employment Agreement also provided that Mr. Brafman was entitled to participate in any group life, hospitalization or disability insurance plans, health programs, retirement plans, fringe benefit programs and other benefits and perquisites that were available to other senior executives of IFMI, LLC generally, in each case to the extent that Mr. Brafman was eligible under the terms of such plans or programs.

Pursuant to the June 2013 Brafman Employment Agreement, in the event Mr. Brafman was terminated by the Company due to his death or disability, Mr. Brafman (or his estate or beneficiaries, as applicable) were to be entitled to receive (i) any base salary earned through the date of termination, all other rights and benefits earned and accrued or vested under the June 2013 Brafman Employment Agreement or under any plan, program, agreement, corporate governance document or arrangement of IFMI, LLC prior to the date of termination, and reimbursement under the June 2013 Brafman Employment Agreement for expenses incurred prior to the date of termination, in each case in accordance with the terms and conditions applicable thereto (collectively, the “June 2013 Brafman Accrued Benefits”); (ii) a single-sum cash payment in an amount equal to the value of Mr. Brafman’s base salary that would have been paid to him for the remainder of the year in which the termination occurred; and (iii) a single-sum cash payment in an amount equal to (x) $900,000, multiplied by (y) a fraction, the numerator of which was the number of days in the calendar year through the date of termination and the denominator of which was 365.  In addition, in the event that Mr. Brafman was terminated by the Company due to his death or disability, all outstanding unvested equity-based awards held by Mr. Brafman were to fully vest and become immediately exercisable, as applicable, subject to the terms of such awards.

If Mr. Brafman terminated his employment without “Good Reason” (as defined in the June 2013 Brafman Employment Agreement) or the Company terminated his employment for “Cause” (as defined in the June 2013 Brafman Employment Agreement), then Mr. Brafman was to be entitled only to receive any base salary and other benefits earned and accrued prior to the date of termination.

If Mr. Brafman terminated his employment with “Good Reason” or the Company terminated his employment without “Cause,” then (1) Mr. Brafman was to receive all June 2013 Brafman Accrued Benefits; (2) Mr. Brafman was to receive a single-sum cash payment in an amount equal to $950,000; (3) all outstanding unvested equity-based awards (including without limitation stock options and restricted stock) held by Mr. Brafman were to fully vest and become immediately exercisable, as applicable; and (4) unless otherwise prohibited by the Employee Retirement Income Security Act of 1974 (“ERISA”), the Internal Revenue Code of 1986, as amended (the “Code”), or applicable law, Mr. Brafman and his eligible dependents were to continue to be covered under the Company’s benefit plans for the 12-month period following the termination of his employment, subject to certain exceptions.  Under the June 2013 Brafman Employment Agreement, if the Board of Directors did not appoint Mr. Brafman to the position of Chief Executive Officer of the Company and IFMI, LLC by February 28, 2014, then Mr. Brafman could have terminated the June 2013 Brafman Employment Agreement for “Good Reason” thereunder.

In the event of a “Change of Control” (as defined in the June 2013 Brafman Employment Agreement) during the term of the June 2013 Brafman Employment Agreement, all outstanding unvested equity-based awards then held by Mr. Brafman were to fully vest and become immediately exercisable, as applicable. In addition, if Mr. Brafman terminated his employment with IFMI, LLC within six months following the date of such a Change of Control and provided transition services for up to six months following such termination, to the extent reasonably requested by IFMI, LLC, then such termination was to be treated as a termination for “Good Reason,” and Mr. Brafman was to be entitled to the compensation set forth in the immediately preceding paragraph.

Pursuant to the June 2013 Brafman Employment Agreement, if any amount payable to or other benefit to which Mr. Brafman was entitled would be deemed to constitute a “parachute payment” (as defined in Section 280G of the Code), alone or when added to any other amount payable or paid to or other benefit receivable or received by Mr. Brafman, which was deemed to constitute a parachute payment and would have resulted in the imposition of an excise tax under Section 4999 of the Code, then the parachute payments were to be reduced (but not below zero) so that the maximum amount was $1.00 less than the amount which would have caused the parachute payments to be subject to the excise tax.

All termination payments, other than the June 2013 Brafman Accrued Benefits, were subject to the execution of a general release by Mr. Brafman (or his estate or beneficiaries, as applicable).

The June 2013 Brafman Employment Agreement contained a non-competition provision restricting Mr. Brafman’s ability to engage in certain activities that were competitive with the Company for a period of three months following the end of the term of the June 2013 Brafman Employment Agreement. The June 2013 Brafman Employment Agreement also contained customary confidentiality provisions. In addition for a period of six months following the end of the term of the June 2013 Brafman Employment Agreement, regardless of the reason the term of the June 2013 Brafman Employment Agreement ends, Mr. Brafman was prohibited under certain circumstances from soliciting the Company’s employees, customers and clients.

On September 16, 2013, the Company and IFMI, LLC entered into an Employment Agreement (the “September 2013 Brafman Employment Agreement”) with Mr. Brafman. The September 2013 Brafman Employment Agreement terminated the June 2013 Brafman Employment Agreement; however, Mr. Brafman was not entitled to any payments or other benefits (including, but not limited to, the acceleration of any payments, awards or other benefits) under the June 2013 Brafman Employment Agreement as a result of, or in connection with, such termination. The September 2013 Brafman Employment Agreement expired pursuant to its own terms on December 31, 2014.  Mr. Brafman does not currently have an employment agreement with the Company.

Other than as set forth below, the terms and conditions of the September 2013 Brafman Employment Agreement and the June 2013 Brafman Employment Agreement were substantially identical.

Under the September 2013 Brafman Employment Agreement, Mr. Brafman served as the Chief Executive Officer of both the Company and IFMI, LLC.

Pursuant to the September 2013 Brafman Employment Agreement, if Mr. Brafman was terminated by the Company due to Mr. Brafman’s death or disability during the term of the September 2013 Brafman Employment Agreement, then Mr. Brafman (or his estate or beneficiaries, as applicable) was entitled to receive (i) (A) any base salary earned through the date of termination, (B) any performance bonus determined by the Company to be earned and payable, but not yet paid in respect of any fiscal year completed before the date of termination, (C) all other rights and benefits earned and accrued or vested under the September 2013 Brafman Employment Agreement or under any plan, program, agreement, corporate governance document or arrangement of IFMI, LLC prior to the date of termination, and (D) reimbursement under the September 2013 Brafman Employment Agreement for expenses incurred prior to the date of termination, in each case in accordance with the terms and conditions applicable thereto (collectively, the “September 2013 Brafman Accrued Benefits”); (ii) a single-sum cash payment in an amount equal to the value of Mr. Brafman’s base salary that would have been paid to him for the remainder of the year in which the termination occurred; and (iii) a single-sum cash payment in an amount equal to (x) (I) $875,000, if the date of termination occurred on or prior to December 31, 2013, or (II) $1,500,000, if the date of termination occurred on or after January 1, 2014, multiplied, in each case, by (y) a fraction, the numerator of which was the number of days in the calendar year through the date of termination and the denominator of which was 365.

If Mr. Brafman terminated his employment without “Good Reason” (as defined in the September 2013 Brafman Employment Agreement) or the Company terminated his employment for “Cause” (as defined in the September 2013 Brafman Employment Agreement), then Mr. Brafman was to receive the September 2013 Brafman Accrued Benefits.

If Mr. Brafman terminated his employment with “Good Reason” or the Company terminated his employment without “Cause,” then (1) Mr. Brafman was to receive the September 2013 Brafman Accrued Benefits; (2) Mr. Brafman was to receive a single-sum cash payment in an amount equal to (x) $875,000, if the date of termination occurred on or prior to December 31, 2013, or (y) $1,500,000, if the date of termination occurred on or after January 1, 2014; (3) all outstanding unvested equity-based awards (including without limitation stock options and restricted stock) held by Mr. Brafman were to fully vest and become immediately exercisable, as applicable; and (4) unless otherwise prohibited by ERISA, the Code, or applicable law, Mr. Brafman and his eligible dependents would have continued to be covered under the Benefits Plans for the 12-month period following the termination of his employment, subject to certain exceptions.

Daniel G. Cohen, Vice Chairman of the Board of Directors and of the Board of Managers of IFMI, LLC, President and Chief Executive of the Company’s European Business, and President of CCFL

Mr. Cohen’s Previous Employment Agreements—the Cohen IFMI Agreement and the Cohen PrinceRidge Agreement

On February 18, 2010, the Company and IFMI, LLC entered into an Employment Agreement with Daniel G. Cohen, which was amended on December 18, 2012 by Amendment No. 1 to Employment Agreement (as so amended, the “Cohen IFMI Agreement”). Pursuant to the Cohen IFMI Agreement, Mr. Cohen served as the Chairman, Chief Executive Officer and Chief Investment Officer of both the Company and IFMI, LLC.  The initial term of the Cohen IFMI Agreement ended on December 31, 2012, however, the Cohen IFMI Agreement provided that the term of the agreement was to be renewed automatically for additional one year periods unless earlier terminated by the parties thereto.

The Cohen IFMI Agreement provided that Mr. Cohen’s minimum base salary was to be $1,000,000 per annum through December 31, 2010, and that Mr. Cohen’s base salary for fiscal years after 2010 was to be determined by the Compensation Committee.

During the term of the Cohen IFMI Agreement, in addition to base salary, for each fiscal year of the Company ending during the term, Mr. Cohen had the opportunity to receive an annual cash bonus in an amount and on such terms to be determined by the Compensation Committee.  Although the Cohen IFMI Agreement did not provide for any specific equity awards, the Cohen IFMI Agreement did provide that Mr. Cohen could participate in any Company equity compensation plan in which he was eligible to participate, and was able to, without limitation, be granted, in accordance with any such plan, options to purchase shares of the Company’s common stock, shares of restricted stock, and other equity awards in the discretion of the Compensation Committee.

The Cohen IFMI Agreement provided that Mr. Cohen could participate in any group life, hospitalization or disability insurance plans, health programs, retirement plans, fringe benefit programs and other benefits that were available to other senior executives of the Company generally, in each case to the extent that Mr. Cohen was eligible under the terms of such plans or programs.

Pursuant to the Cohen IFMI Agreement, in the event Mr. Cohen was terminated by the Company due to his death or disability, Mr. Cohen (or his estate or beneficiaries, as applicable) was to be entitled to (a) any base salary and other benefits earned and accrued prior to the date of termination; (b) a single-sum payment equal to the value of his base salary that would have been paid to him for the remainder of the year in which the termination occurred; (c) without duplication of amounts due under (a) and (b), a single-sum payment equal to the value of the highest bonus earned by Mr. Cohen in the one year period preceding the date of termination, multiplied by a fraction (x) the numerator of which was the number of days in the fiscal year preceding the termination and (y) the denominator of which was 365; and (d) all of his outstanding unvested equity-based awards became fully vested and immediately exercisable, as applicable, subject to the terms of such awards.

Pursuant to the Cohen IFMI Agreement, if Mr. Cohen terminated his employment without “Good Reason” (as defined in the Cohen IFMI Agreement) or the Company terminated his employment for “Cause” (as defined in the Cohen IFMI Agreement), Mr. Cohen was to be entitled only to any base salary and other benefits earned and accrued prior to the date of termination. If Mr. Cohen terminated his employment with “Good Reason,” the Company terminated his employment without “Cause,” or the Company chose not to renew the Cohen IFMI Agreement at its termination, Mr. Cohen was to be entitled to (a) any base salary and other benefits earned and accrued prior to the date of termination; (b) a single-sum payment equal to three times (x) the average of the base salary amounts paid to Mr. Cohen over the three calendar years prior to the date of termination, (y) if less than three years had elapsed between the date of the Cohen IFMI

Agreement and the date of termination, the highest base salary paid to Mr. Cohen in any calendar year prior to the date of termination, or (z) if less than 12 months had elapsed from the date of the Cohen IFMI Agreement to the date of termination, the highest base salary received in any month times 12; and (c) all of his outstanding unvested equity-based awards were to become fully vested and immediately exercisable, as applicable, subject to the terms of such awards.

Pursuant to the Cohen IFMI Agreement, in the event of a “Change of Control” (as defined in the Cohen IFMI Agreement), all of Mr. Cohen’s outstanding unvested equity-based awards were to become fully vested and immediately exercisable, as applicable, subject to the terms of such awards.  If Mr. Cohen remained with the Company through the first anniversary of a “Change of Control,” but left the Company within six months thereafter, such termination was to be treated as a termination for “Good Reason,” and Mr. Cohen was to be entitled to the compensation set forth in the preceding paragraph.

Pursuant to the Cohen IFMI Agreement, if any amount payable to or other benefit to which Mr. Cohen was entitled would be deemed to constitute a “parachute payment” (as defined in the Code), alone or when added to any other amount payable or paid to or other benefit receivable or received by Mr. Cohen, which was deemed to constitute a parachute payment and would have resulted in the imposition of an excise tax under Section 4999 of the Code, then the parachute payments were to be reduced (but not below zero) so that the maximum amount was $1.00 less than the amount which would have caused the parachute payments to be subject to the excise tax.  However, if the reduction of the parachute payments was equal to or greater than $50,000, then there was not to be any reduction and the full amount of the parachute payment was to be payable to Mr. Cohen.

All termination payments, other than for death or disability, were subject to Mr. Cohen signing a general release.

The Cohen IFMI Agreement contained a non-competition provision restricting Mr. Cohen’s ability to engage in certain activities that were competitive with the Company for a period of six months after the end of the term of the Cohen IFMI Agreement. The Cohen IFMI Agreement also contained customary confidentiality provisions.

In addition to the Cohen IFMI Agreement, on May 31, 2011, Mr. Cohen entered into an Executive Agreement (the “Cohen PrinceRidge Agreement”) with J.V.B. Financial Group Holdings (formerly known as C&Co/PrinceRidge Holdings LP and as PrinceRidge Holdings LP) (“PrinceRidge”), pursuant to which Mr. Cohen served as the Vice Chairman, the Chief Investment Officer, and Managing Director and Head of the Structured Products division of PrinceRidge.  The initial term of the Cohen PrinceRidge Agreement was to end on December 31, 2013, however, the Cohen PrinceRidge Agreement provided that the term of the agreement was to be renewed automatically for additional one year periods unless earlier terminated by the parties thereto.

Pursuant to the Cohen PrinceRidge Agreement, Mr. Cohen was to be entitled to receive a guaranteed payment, or the Cohen Guaranteed Payment.  For 2012 and 2013, the Cohen Guaranteed Payment was to be equal to $200,000, plus the amount of the Initial Annual Allocation, or the Cohen Initial Annual Allocation, for the immediately preceding year, if any. The “Initial Annual Allocation” was defined in the Cohen PrinceRidge Agreement was an amount equal to 20% of the “Adjusted Profit” (as defined in the Cohen PrinceRidge Agreement) of PrinceRidge, up to a maximum of $800,000.  The Cohen Initial Annual Allocation for 2012 was $0.  Consequently, the Cohen Guaranteed Payment for 2013 was equal to $200,000, of which Mr. Cohen received $175,000 prior to the termination of the Cohen PrinceRidge Agreement.

Pursuant to the Cohen PrinceRidge Agreement, in addition to the Cohen Initial Annual Allocation, Mr. Cohen was entitled to an annual allocation from PrinceRidge equal to 8 1/3% of “Post-Initial Allocation Profit” (as defined in the Cohen PrinceRidge Agreement) of PrinceRidge, or the Cohen Supplemental Annual Allocation.  Subject to certain conditions, for a period of 60 days following the payment of the Cohen Initial Annual Allocation and the Cohen Supplemental Annual Allocation, Mr. Cohen had the opportunity to purchase additional units (the value of which could not exceed the amount of the Cohen Initial Annual Allocation and the Cohen Supplemental Annual Allocation) of PrinceRidge at a price based on the then-current book value of PrinceRidge.

The Cohen PrinceRidge Agreement provided that Mr. Cohen could participate in any group life, hospitalization or disability insurance plans, health programs, retirement plans, fringe benefit programs and other benefits that were available to other senior executives of PrinceRidge generally, in each case to the extent that Mr. Cohen was eligible under the terms of such plans or programs.

Pursuant to the Cohen PrinceRidge Agreement, in the event Mr. Cohen was terminated by PrinceRidge due to his death or disability, Mr. Cohen (or his estate or beneficiaries, as applicable) was to be entitled to receive (a) any Cohen Guaranteed Payment and other benefits (including any allocations, or the Cohen Prior Year Allocations, for a fiscal year completed before termination of the Cohen PrinceRidge Agreement but not yet paid) earned and accrued under the Cohen PrinceRidge Agreement prior to the date of termination, as well as any Cohen Initial Annual Allocation and Cohen Supplemental Annual Allocation, or the Cohen Partial Year Allocations, for any portion of a fiscal year completed before termination and earned and accrued but not yet paid under the Cohen PrinceRidge Agreement prior to the termination of the Cohen PrinceRidge Agreement; (b) a single-sum payment equal to the Cohen Guaranteed Payment that would have been paid to him for the remainder of the year in which the termination occurs; (c) a single-sum payment equal to the sum of (1) the Cohen Initial Annual Allocation, and (2) the Cohen Supplemental Annual Allocation earned by Mr. Cohen, if any, in the fiscal year preceding the date of termination (which amount was to be annualized to the extent the termination occurred prior to the completion of a full fiscal year), multiplied by a fraction (x) the numerator of which was the number of days in the fiscal year preceding the termination, and (y) the denominator of which was 365.

If Mr. Cohen terminated his employment without “Good Reason” (as defined in the Cohen PrinceRidge Agreement) or PrinceRidge terminated his employment for “Cause” (as defined in the Cohen PrinceRidge Agreement), then Mr. Cohen was to be entitled only to any Cohen Guaranteed Payment and other benefits (including Cohen Prior Year Allocations and Cohen Partial Year Allocations) earned and accrued prior to the date of termination.

Pursuant to the Cohen PrinceRidge Agreement, if Mr. Cohen terminated his employment with Good Reason, or PrinceRidge terminated his employment without Cause, then Mr. Cohen was to be entitled to receive (a) a single-sum payment equal to accrued but unpaid Cohen Guaranteed Payments and other benefits (including any Cohen Prior Year Allocations), as well as the Cohen Partial Year Allocations, (b) a single-sum payment of an amount equal to three times (1) the average of the Cohen Guaranteed Payment amounts paid to Mr. Cohen over the three calendar years prior to the date of termination, (2) if less than three years had elapsed between the date of the Cohen PrinceRidge Agreement and the date of termination, the highest Cohen Guaranteed Payment paid to Mr. Cohen in any calendar year prior to the date of termination, or (3) if less than 12 months had elapsed from the date of the Cohen PrinceRidge Agreement to the date of termination, the highest Cohen Guaranteed Payment received in any month times 12; and (c) a single-sum payment equal to the sum of (1) the Cohen Initial Annual Allocation and (2) the Cohen Supplemental Annual Allocation earned by Mr. Cohen, if any, in the fiscal year preceding the date of termination (which amount was to be annualized to the extent the termination occurred prior to the completion of a full fiscal year), multiplied by a fraction (x) the numerator of which was the number of days in the fiscal year preceding the termination, and (y) the denominator of which was 365.

Under the Cohen PrinceRidge Agreement, in the event of a “Change of Control” of the Company (as defined in the Cohen PrinceRidge Agreement), all of Mr. Cohen’s outstanding unvested equity-based awards were to become fully vested and immediately exercisable, as applicable.  Only with respect to a Company Change of Control transaction that was first announced after the nine-month anniversary of May 31, 2011, if Mr. Cohen remained with PrinceRidge through the first anniversary of a Change of Control, but left PrinceRidge within six months thereafter, such termination was to be treated as a termination for Good Reason, and Mr. Cohen was to be entitled to the compensation set forth in the preceding paragraph.

Pursuant to the Cohen PrinceRidge Agreement, if any amount payable to or other benefit to which Mr. Cohen was entitled would be deemed to constitute a “parachute payment” (as defined in Section 280G of the Code), alone or when added to any other amount payable or paid to or other benefit receivable or received by Mr. Cohen, and would have resulted in the imposition of an excise tax under Section 4999 of the Code, then the parachute payments were to be reduced (but not below zero) so that the maximum amount was $1.00 less than the amount which would have caused the parachute payments to be subject to the excise tax.  However, if the reduction of the parachute payments was equal to or greater than $50,000, then there was not to be any reduction and the full amount of the parachute payment was to be payable to Mr. Cohen.

All termination payments, other than for death or disability, were subject to Mr. Cohen’s signing a general release.  The Cohen PrinceRidge Agreement contained a non-competition provision restricting Mr. Cohen’s ability to engage in certain activities that were competitive with PrinceRidge for a period of three months after the end of the term of the Cohen PrinceRidge Agreement.  The Cohen PrinceRidge Agreement also contained customary confidentiality provisions.

Mr. Cohen’s Current Employment Agreement

On May 9, 2013, in connection with the May 2013 Definitive Documentation, Mr. Cohen entered into an Amended and Restated Employment Agreement with the Company and IFMI, LLC, and, solely for purposes of Sections 6.4 and 7.5 thereof, PrinceRidge and JVB (the “Current Cohen Employment Agreement”).

The Current Cohen Employment Agreement became effective on September 16, 2013.  Under the Current Cohen Employment Agreement, Mr. Cohen will serve as Vice Chairman of the Board of Directors, Vice Chairman of the board of managers of IFMI, LLC, President and Chief Executive of the “European Business” (as defined in the Current Cohen Employment Agreement), and President of CCFL.

The Current Cohen Employment Agreement amended and restated the Cohen IFMI Agreement and terminated the Cohen PrinceRidge Agreement.  The amendment and restatement of the Cohen IFMI Agreement and the termination of the Cohen PrinceRidge Agreement did not result in any benefits to Mr. Cohen or trigger any severance payments or any other provisions thereunder.

The initial term of the Current Cohen Employment Agreement ended on December 31, 2014, however, pursuant to the terms of the Current Cohen Employment Agreement, the term renewed automatically for an additional one year period at such time and will continue to be renewed for additional one year periods at the end of any renewed term unless terminated by the parties in accordance with the terms of the Current Cohen Employment Agreement.

Pursuant to the Current Cohen Employment Agreement, Mr. Cohen will receive, during the term thereof, a guaranteed payment from IFMI, LLC of at least $600,000 annually (the “Current Guaranteed Payment”), and will be entitled to receive the following allocations (collectively, “Allocations”) from the Company: (a) a payment equal to 25% of the aggregate net income, if any, of the European Business in each calendar year as determined in accordance with generally accepted accounting principles in the United States (“GAAP”), subject to an off-set equal to 25% of the aggregate net losses, if any, in prior periods until such net losses have been fully off-set by net income in future periods, and (b) a payment equal to 20% of the gross revenues generated on transactions that Mr. Cohen is responsible for generating for the Company’s non-European broker-dealers during each semi-annual calendar period as determined in accordance with GAAP.

In the event that the annual allocations would result in allocations earned for that calendar year related to the European Business to exceed $5,000,000 (the “European Business Annual Allocation Cap”), the Compensation Committee may, in its sole discretion and at any time prior to the payment of such allocation, reduce the amount of or totally eliminate any such allocation to the extent such allocation is in excess of the European Business Annual Allocation Cap.

During the term of the Current Cohen Employment Agreement, the Compensation Committee may, in its sole discretion, award Mr. Cohen additional allocations in amounts and on such terms to be determined by the Compensation Committee.

The Current Cohen Employment Agreement provides that Mr. Cohen may participate in any group life, hospitalization or disability insurance plans, health programs, retirement plans, fringe benefit programs and other benefits that may be available to other senior executives of the Company generally, in each case to the extent that Mr. Cohen is eligible under the terms of such plans or programs.  Mr. Cohen is entitled to participate in any equity compensation plan of the Company or IFMI, LLC in which he is eligible to participate, and may, without limitation, be granted in accordance with any such plan options to purchase units of membership interests in IFMI, LLC, shares of common stock and other equity awards in the discretion of the Compensation Committee.

Pursuant to the Current Cohen Employment Agreement, in the event Mr. Cohen is terminated by the Company due to his death or disability, Mr. Cohen (or his estate or beneficiaries, as applicable) will be entitled to receive (a) any Current Guaranteed Payment and other benefits (including any Allocations for any period completed before termination of the Current Cohen Employment Agreement (the “Prior Period Allocations”)) earned and accrued, but not yet paid, under the Current Cohen Employment Agreement prior to the date of termination; (b) a single-sum payment equal to the Current Guaranteed Payment that would have been paid to him for the remainder of the year in which the termination occurs; (c) a single-sum payment equal to (x) the allocations for the period in which the termination occurs to which he would have been entitled if a termination had not occurred in such period, multiplied by (y) a fraction (1) the numerator of which is the number of days in such period preceding the termination and (2) the denominator of which is the total number of days in such period.  In addition, in the event Mr. Cohen is terminated by the Company due to his death or disability, all outstanding unvested equity based awards (including, without limitation, stock options and restricted stock) held by Mr. Cohen will fully vest and become immediately exercisable, as applicable, subject to the terms of such awards.

If Mr. Cohen terminates his employment without “Good Reason” (as defined in the Current Cohen Employment Agreement) or the Company terminates his employment for “Cause” (as defined in the Current Cohen Employment Agreement), Mr. Cohen will only be entitled to any Current Guaranteed Payment and other benefits earned and accrued, but unpaid, prior to the date of termination.

If Mr. Cohen terminates his employment with Good Reason, or the Company terminates his employment without Cause, or the Company or IFMI, LLC terminates the Current Cohen Employment Agreement by not renewing the term of the Current Cohen Employment Agreement as provided therein, then Mr. Cohen will be entitled to receive (a) a single-sum payment equal to accrued but unpaid Current Guaranteed Payment and other benefits (including any Prior Period Allocations earned by Mr. Cohen), (b) a single-sum payment of an amount equal to three times (1) the average of the Current Guaranteed Payment amounts paid to Mr. Cohen over the three calendar years prior to the date of termination, (2) if less than three years have elapsed between the date of the Current Cohen Employment Agreement and the date of termination, the highest Current Guaranteed Payment paid to Mr. Cohen in any calendar year prior to the date of termination, or (3) if less than twelve months have elapsed from the date of the Current Cohen Employment Agreement to the date of termination, the highest Current Guaranteed Payment received in any month times twelve; provided that if the applicable calculation under (1), (2) or (3) yields less than $3,000,000, then Mr. Cohen will receive a single-sum payment of $3,000,000 in lieu of such amount; and (c) a single-sum payment equal to the allocations for the period in which the termination occurs to which he would have been entitled if a termination had not occurred in such period, multiplied by a fraction (x) the numerator of which is the number of days in such period preceding the termination and (y) the denominator of which is the total number of days in such period.  In addition, if Mr. Cohen terminates his employment with Good Reason, or the Company terminates his employment without Cause, or the Company or IFMI, LLC terminates the Current Cohen Employment Agreement by not renewing the term of the Current Cohen Employment Agreement as provided therein, then all outstanding unvested equity based awards (including, without limitation, stock options and restricted stock) held by Mr. Cohen will fully vest and become immediately exercisable, as applicable, subject to the terms of such awards.

In the event of a “Change of Control” (as defined in the Current Cohen Employment Agreement) of the Company, all of Mr. Cohen’s outstanding unvested equity-based awards become fully vested and immediately exercisable, as applicable.  With respect to a Change of Control transaction, if Mr. Cohen remains with the Company through the first anniversary of a Change of Control, but leaves the Company within six months thereafter, such termination will be treated as a termination for Good Reason, and Mr. Cohen will be entitled to the compensation set forth in the preceding paragraph.

Pursuant to the Current Cohen Employment Agreement, if any amount payable to or other benefit to which Mr. Cohen is entitled would be deemed to constitute a “parachute payment” (as defined in Section 280G of the Code), alone or when added to any other amount payable or paid to or other benefit receivable or received by Mr. Cohen, which is deemed to constitute a parachute payment and would result in the imposition of an excise tax under Section 4999 of the Code, then the parachute payments shall be reduced (but not below zero) so that the maximum amount is $1.00 less than the amount which would cause the parachute payments to be subject to the excise tax.  However, if the reduction of the parachute payments is equal to or greater than $50,000, then there will not be any reduction and the full amount of the parachute payment will be payable to Mr. Cohen.

All termination payments, other than for death or disability, are subject to Mr. Cohen signing a general release.

In the event Mr. Cohen’s employment is terminated by the Company for Cause, by Mr. Cohen without Good Reason, or by Mr. Cohen as a result of not renewing the Current Cohen Employment Agreement, Mr. Cohen will be restricted for a period of six months after the end of the term of the Current Cohen Employment Agreement in his ability to engage in certain activities that are competitive with the Company’s sales and trading of fixed income securities or investment banking activities in any European country in which the Company or any of its controlled affiliates operates (each a “Competing Business”), provided, however, Mr. Cohen may serve as a member of the board of directors or equivalent position of any corporation or other company that is a Competing Business, provided, further, that Mr. Cohen is obligated to recuse himself from any discussion in such position if it raises a conflict of interest with respect to Mr. Cohen’s duties to the Company or adversely affects the Company.  In addition for a period of six months following the end of the term of the Current Cohen Employment Agreement, regardless of the reason the term of the Current Cohen Employment Agreement ends, Mr. Cohen is prohibited under certain circumstances from soliciting the Company’s employees, customers and clients.

Upon the closing of the sale of the Company’s European operations to C&Co Europe Acquisition LLC, an entity controlled by Mr. Cohen, the Current Cohen Employment Agreement will be terminated and Mr. Cohen will be deemed to have voluntarily terminated employment with the Company and its affiliates and will resign from all other positions and offices that he holds with the Company and its affiliates.  Notwithstanding the foregoing, Mr. Cohen will receive no severance or other compensation related to such termination and resignation, and Mr. Cohen will remain Vice Chairman of the Company’s Board of Directors and the Company’s largest stockholder (see Item 13 “Certain Relationships and Related Transactions, and Director Independence - Sale of European Operations to C&Co Europe Acquisition LLC” below for additional information regarding the sale of the Company’s European operations).

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

The Pooler Agreement contains a waiver of any “Good Reason” termination that was available to Mr. Pooler pursuant to the terms of his original employment agreement as a result of the closing of a transaction pursuant to which IFMI, LLC became a majority owned subsidiary of the Company.  The Pooler Agreement also acknowledges that Mr. Pooler’s equity-based awards in IFMI, LLC became fully vested and immediately exercisable as of December 16, 2009, the date of the closing of the transaction pursuant to which IFMI, LLC became a majority owned subsidiary of the Company.

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

Compensation Upon Change of Control or Termination

As described above, Messrs. Cohen and Pooler have provisions in their respective employment agreements providing for certain benefits upon the occurrence of certain events, including terminations without cause or for good reason, upon a change in control, or upon the death or disability of the executive. As a part of the negotiations of each employment agreement, the Board of Directors believed that circumstances giving rise to the payments set forth above were appropriate.

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

      As reflected under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table above, Messrs. Brafman and Pooler were awarded performance-based bonus awards in the amounts of $400,000 and $170,000, respectively, for their performance in 2014.  These awards were granted under the Company’s Cash Bonus Plan.

The 2010 Long-Term Incentive Plan

The 2010 Long-Term Incentive Plan, as amended from time to time, is administered by the Compensation Committee, except that, in certain circumstances the Board of Directors may act in its place.  The purpose of the 2010 Long-Term Incentive Plan is to induce key employees, directors, officers, advisors and consultants to continue providing services to the Company and its subsidiaries and to encourage them to increase their efforts to make the Company’s business more successful, whether directly or through its subsidiaries or other affiliates.  In furtherance of these objectives, the 2010 Long-Term Incentive Plan is designed to provide equity-based incentives to such persons in the form of options (including stock appreciation rights), restricted shares, phantom shares, dividend equivalent rights and other forms of equity based awards as contemplated by the 2010 Long-Term Incentive Plan, with eligibility for such awards determined by the Compensation Committee. The Compensation Committee and Board of Directors believe that awards of restricted shares, typically vesting over a multi-year periods, are the most effective of the equity-based incentives available under the 2010 Long-Term Incentive Plan in accomplishing its compensation goals.

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

Effective on the Brafman Grant Date, the Company granted to Mr. Brafman the Brafman Awards under the 2010 Long-Term Incentive Plan.  In addition, effective on the Pooler Grant Date, the Company granted to Mr. Pooler the Pooler Award under the 2010 Long-Term Incentive Plan.

Effective February 12, 2015, the Compensation Committee, under the 2010 Long-Term Incentive Plan, awarded 75,758 and 45,455 restricted shares of our common stock to Mr. Brafman and Mr. Pooler, respectively, based on their respective performance in 2014.  The closing price of our common stock on February 12, 2015 was $1.65.  With regard to both such awards, the restrictions expire with respect to one-half of these restricted shares on January 31, 2016 and with respect to the remaining one-half of these restricted shares on January 31, 2017, in each case, so long as Mr. Brafman or Mr. Pooler, as applicable, is then employed by the Company or any of its subsidiaries.

Perquisites

Perquisites did not constitute a material portion of the compensation paid to the executive officers for fiscal year 2013 or 2014. Executive officers are eligible to participate in all of the Company’s employee benefit plans, such as medical, dental, group life, disability, accidental death and dismemberment insurance and our 401(k) plan, in each case on the same basis as other employees, subject to applicable law.

COMPENSATION OF DIRECTORS

The Company uses a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on the Board of Directors.  In accordance with the Company’s current compensation policy, for serving as a director for the fiscal year ended December 31, 2014, non-employee directors each received an annual cash fee of $32,000 and $55,000 in restricted common stock in the Company.  The Chairman of the Audit Committee, the Chairman of the Compensation Committee, the Chairman of the Investment Committee and the Chairman of the Nominating and Corporate Governance Committee received additional annual cash fees of $20,000, $3,750, $3,750 and $3,750, respectively.

The table below summarizes the compensation information for the Company’s non-employee directors for the fiscal year ended December 31, 2014.  Daniel G. Cohen, Vice Chairman of the Board of Directors and of the board of managers of IFMI, LLC, President and Chief Executive of the Company’s European Business, and President of CCFL, is not included in the table below as he is deemed a “named executive officer” of the Company. Compensation for Mr. Cohen is shown on the Summary Compensation Table above.

	Fees					Nonqualified
	Earned				Non-Equity	Deferred
	or Paid in		Stock	Option	Incentive Plan	Compensation	All Other
	Cash		Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($) (1)		($) (2)	($)	($)	($)	($)	($)
Thomas P. Costello	52,000		55,001	-	-	-	-	107,001
G. Steven Dawson	35,750		55,001	-	-	-	-	90,751
Jack DiMaio	32,000		55,001	-	-	-	-	87,001
Joseph M. Donovan	60,750	(3)	55,001	-	-	-	-	115,751
Jack Haraburda	35,750		55,001	-	-	-	-	90,751
Christopher Ricciardi	47,000	(3)	55,001	-	-	-	-	102,001
Neil Subin	47,000	(3)	55,001	-	-	-	-	102,001

(1)Amounts in this column represent annual board fees and annual chair fees earned by non-employee directors for service in 2014.

(2)Amounts in this column represent the grant date fair value of the restricted stock award, computed in accordance with FASB ASC Topic 718. The grant date fair value per share for these restricted shares was $2.43 and each director, as indicated, was granted 22,634 restricted shares of Company’s common stock.  The assumptions used in the calculations of these amounts were included in note 20 to the Company’s audited financial statements for the year ended December 31, 2014 in the Original Filing. Amounts do not correspond to the actual value that may be recognized by the director.  As of December 31, 2014, the aggregate number of restricted stock awards outstanding at December 31, 2014 for each director was as follows: (i) Mr. Costello—22,634 shares; (ii) Mr. Dawson—22,634 shares; (iii) Mr. DiMaio—22,634 shares; (iv) Mr. Donovan—22,634 shares; (v) Mr. Haraburda—22,634 shares; (vi) Mr. Ricciardi—22,634 shares; and (vii) Mr. Subin—22,634 shares. The restrictions on the foregoing shares expired on February 12, 2015.

(3)   Messrs. Donovan, Ricciardi, and Subin received fees of $25,000, $15,000 and $15,000, respectively for their service on the Special Committee of the Board of Directors which was formed for the purpose of evaluating and negotiating the sale of the Company’s European operations to C&Co Europe Acquisition LLC (see Item 13 “Certain Relationships and Related Transactions, and Director Independence - Sale of European Operations to C&Co Europe Acquisition LLC” below for additional information regarding the sale of the Company’s European operations).

The Company reimburses all non-employee directors for travel and other reasonable expenses incurred in connection with attending its Board of Directors, committee and annual meetings.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of April 15, 2015 by (1) each person known by us to own beneficially more than 5% of our outstanding common stock, (2) each current director, (3) each named executive officer, and (4) all current directors and executive officers as a group.  The number of shares of our stock beneficially owned by each entity, person, director, executive officer or named executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any stock as to which the individual has the sole or shared voting power or investment power and also any stock that the individual has a right to acquire within 60 days from April 15, 2015 through the exercise of any share option or other right.  Unless otherwise indicated, each person has sole voting and investment power with respect to the stock set forth in the following table.

	Series E		Common
	Preferred Stock		Stock
	Beneficially	Percent	Beneficially	Percent
Name	Owned	of Class (1)	Owned	of Class (2)
Five or greater percent owner:
Mead Park (3)	-	-	3,898,334	22.5
EBC Trust (4)	-	-	1,600,000	10.4
Stephanie Ricciardi (5)	-	-	2,708,171	16.8
Nasser A. Ahmad (6)	-	-	974,582	6.1

Directors and Named Executive Officers:
Lester R. Brafman (7)	-	-	742,424	4.6
Daniel G. Cohen (8)	4,983,557	100	1,998,039	12.3
Thomas P. Costello (9)	-	-	135,090	*
G. Steven Dawson (10)	-	-	149,099	*
Jack J. DiMaio, Jr. (11)	-	-	2,002,107	12.2
Joseph M. Donovan (12)	-	-	179,746	1.2
Jack Haraburda (13)	-	-	134,890	*
Joseph W. Pooler, Jr. (14)	-	-	249,714	1.6
Christopher Ricciardi (15)	-	-	2,768,139	17.2
Neil S. Subin (16)	-	-	195,795	1.3
All current executive officers and directors as a group (10 persons) (17)	4,983,557	100	8,555,043	45.9

*Beneficial ownership of less than 1% of the class is omitted.

(1)Based on 4,983,557 shares of the Series E Voting Non-Convertible Preferred Stock issued and outstanding on April 15, 2015.

(2)Based on 15,382,811 shares of the Company’s common stock issued and outstanding on April 15, 2015.

(3)The common stock includes 1,949,167 shares of common stock (the “MP Shares”) issued to Mead Park on September 25, 2013 at $2.00 per share (for an aggregate amount of $3,898,334) in connection with the May 2013 Definitive Documentation.  The common stock also includes 1,949,167 shares of common stock (the “MP Conversion Shares”) into which the convertible senior promissory notes (in the aggregate principal amount of $5,847,501) (the “MP Notes”) that were issued to Mead Park in connection with the May 2013 Definitive Documentation on September 25, 2013 may be converted, subject to certain customary anti-dilution adjustments.  The MP Notes may be converted by Mead Park at any time prior to September 25, 2018, in Mead Park’s sole discretion.  Under the MP Note, the outstanding principal amount is due and payable to the holder thereof, in full, on September 25, 2018.   The common stock does not include the 620,230 additional shares of common stock (the “Additional MP Conversion Shares”) into which the MP Notes may be converted in the event that, pursuant to the terms and conditions of the MP Notes, the Company elects to pay interest on the MP Notes by increasing the principal amount thereof.

Mead Mark has the sole voting power with respect to 0 shares, shared voting power with respect to 3,898,334 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 3,898,334 shares.

The information regarding Mead Park’s beneficial ownership of common stock set forth in the table above and in this footnote is based on the Schedule 13D filed by Mead Park with the SEC on October 4, 2013.

The address for this stockholder is c/o Mead Park Holdings LP, 70 East 55th Street,  21st Floor, New York, New York 10022.

(4)The common stock includes 800,000 shares of common stock (the “EBC Shares”) issued to EBC 2013 Family Trust (“EBC Trust”), as assignee of CBF, on September 25, 2013 at $2.00 per share (for an aggregate amount of $1,600,000) in connection with the May 2013 Definitive Documentation.  The common stock also includes 800,000 shares of common stock (the “EBC Conversion Shares”) into which the convertible senior promissory note (in the aggregate principal amount of $2,400,000) (the “EBC Note”) that was issued to EBC Trust in connection with the May 2013 Definitive Documentation on September 25, 2013 may be converted, subject to certain customary anti-dilution adjustments.  The EBC Note may be converted by EBC Trust at any time prior to September 25, 2018, in EBC Trust’s sole discretion.  Under the EBC Note, the outstanding principal amount is due and payable to the holder thereof, in full, on September 25, 2018.  The common stock does not include the 254,562 additional shares of common stock (the “Additional EBC Conversion Shares”) into which the EBC Note may be converted in the event that, pursuant to the terms and conditions of the EBC Note, the Company elects to pay interest on the EBC Note by increasing the principal amount thereof. All of the common stock is pledged as security.

EBC Trust has the sole voting power with respect to 1,600,000 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 1,600,000 shares and shared dispositive power with respect to 0 shares.

The information regarding EBC Trust’s beneficial ownership of common stock set forth in the table above and in this footnote is based on the Schedule 13D filed by EBC Trust with the SEC on September 30, 2013.

The address for this stockholder is c/o Institutional Financial Markets, Inc., Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104.

(5)Mrs. Ricciardi is the spouse of Christopher Ricciardi, a director of the Company. The common stock includes 1,351,721 shares held in a joint account with Mr. Ricciardi and 48,448 shares held individually by Mrs. Ricciardi. Mrs. Ricciardi may be deemed a beneficial owner of 64,975 shares of common stock held by The Ricciardi Family Foundation as a result of her position on the board of directors of that entity. The common stock also includes 487,291 of the MP Shares and 487,291 of the MP Conversion Shares that may be issued to Mr. Ricciardi upon the exchange of his membership units of Mead Park and of which Mrs. Ricciardi may be deemed a beneficial owner. The common stock does not include any portion of the Additional MP Conversion Shares. The common stock also includes 268,445 units of membership interests in IFMI, LLC (223,520 of which are owned by Mr. Ricciardi and 44,925 of which are owned by Mrs. Ricciardi) which may be redeemed by the Company into cash or shares of common stock at the Company’s option.

Mrs. Ricciardi has the sole voting power with respect to 0 shares, shared voting power with respect to 2,708,171 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 2,708,171 shares.

The information regarding Mrs. Ricciardi’s beneficial ownership of common stock set forth in the table above and in this footnote is based on the Schedule 13D filed by Mrs. Ricciardi with the SEC on July 2, 2009, as amended on December 21, 2009, December 24, 2009, March 29, 2010, April 25, 2011, June 17, 2011, May 15, 2013 and September 30, 2013, and other information provided to the Company by Mr. Ricciardi.

The address for this stockholder is c/o Institutional Financial Markets, Inc., Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104.

(6) The common stock includes 487,291 of the MP Shares and 487,291 of the MP Conversion Shares that may be issued to Mr. Ahmad upon the exchange of his membership units of Mead Park and of which Mr. Ahmad may be deemed a beneficial owner.  The common stock does not include any portion of the Additional MP Conversion Shares.

Mr. Ahmad has the sole voting power with respect to 0 shares, shared voting power with respect to 974,582 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 974,582 shares.

The information regarding Mr. Ahmad’s beneficial ownership of common stock set forth in the table above and in this footnote is based on the Schedule 13D filed by Mr. Ahmad with the SEC on October 4, 2013.

The address for this stockholder is 24 W. 40th Street, 2nd Floor, New York, New York 10018.

(7) Mr. Brafman is the Chief Executive Officer of the Company and of IFMI, LLC.  The common stock includes 75,758 restricted shares, half of which will vest on January 31, 2016 and the remaining half will vest on January 31, 2017, in each case, so long as Mr. Brafman is then employed by the Company or any of its subsidiaries. The common stock includes 666,666 shares which are exercisable under the Second Award, of which Mr. Brafman may be deemed a beneficial owner.

(8)Mr. Cohen is the Vice Chairman of the Board of Directors and of the board of managers of IFMI, LLC, as President and Chief Executive of the Company’s European Business, and as President of CCFL.

Of the common stock, 1,603,250 shares are pledged as security.  The common stock includes 398,039 held directly by Mr. Cohen.  The common stock also includes the EBC Shares and the EBC Conversion Shares, of which Mr. Cohen may be deemed a beneficial owner as the result of his being a trustee of EBC Trust and because Mr. Cohen has sole voting power with respect to all shares held by the EBC Trust.   The common stock does not include any portion of the Additional EBC Conversion Shares.

Mr. Cohen has the sole voting power with respect to 6,981,596 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 5,381,596 shares and shared dispositive power with respect to 1,600,000 shares.

The information regarding Mr. Cohen’s beneficial ownership of common stock set forth in the table above and in this footnote is based on the Schedule 13D filed by Mr. Cohen with the SEC on June 17, 2011, as amended on January 17, 2013, May 14, 2013, September 30, 2013 and November 21, 2014, and other information provided to the Company by Mr. Cohen.

The address for this stockholder is c/o Institutional Financial Markets, Inc., Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104.

(9) Mr. Costello is a director of the Company.  The common stock includes 30,303 restricted shares that will vest on February 4, 2016.

(10)Mr. Dawson is a director of the Company.  Of the common stock, 19,353 are held by Corriente Private Trust, and 99,443 are held by Regents Gate Associates, LLC.  Mr. Dawson is the primary trustee and sole beneficiary of Corriente Private Trust and, through Corriente Private Trust, he has voting and investment control with respect to the securities held therein. Corriente Private Trust is one of the two members of Regents Gate Associates, LLC, the other member is Mr. Dawson’s spouse’s trust.  The common stock includes 30,303 restricted shares that will vest on February 4, 2016.

(11)Mr. DiMaio is a director of the Company.  The common stock includes 30,303 restricted shares that will vest on February 4, 2016.  The common stock includes 974,585 of the MP Shares and 974,585 of the MP Conversion Shares that may be issued to Mr. DiMaio upon the exchange of his membership units of Mead Park and of which Mr. DiMaio may be deemed a beneficial owner.  The common stock does not include any portion of the Additional MP Conversion Shares.

Mr. DiMaio has the sole voting power with respect to 0 shares, shared voting power with respect to 1,949,170 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 1,949,170 shares.

The information regarding Mr. DiMaio’s beneficial ownership of common stock set forth in the table above and in this footnote is based on the Schedule 13D filed by Mr. DiMaio with the SEC on October 4, 2013 and other information provided to the Company by Mr. DiMaio.

The address for this stockholder is c/o Institutional Financial Markets, Inc., Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104.

(12)Mr. Donovan is a director of the Company.  The common stock includes 30,303 restricted shares that will vest on February 4, 2016.

(13)Mr. Haraburda is a director of the Company.  The common stock includes 30,303 restricted shares that will vest on February 4, 2016.

(14)Mr. Pooler is the Executive Vice President, Chief Financial Officer and Treasurer of the Company.  The common stock includes 45,455 restricted shares, half of which will vest on January 31, 2016 and the remaining half will vest on January 31, 2017, in each case, so long as Mr. Pooler is then employed by the Company or any of its subsidiaries. The common stock includes 53,571 shares which are exercisable under the Pooler Option, of which Mr. Pooler may be deemed a beneficial owner.

(15)Mr. Ricciardi is a director of the Company.  The common stock includes 59,968 shares held directly by Mr. Ricciardi, 30,303 of which are restricted shares that will vest on February 4, 2016.  The common stock also includes 1,351,721 shares held in a joint account with Mrs. Ricciardi.  The common stock includes 48,448 shares held by Mrs. Ricciardi and of which Mr. Ricciardi may be deemed a beneficial owner.  Mr. Ricciardi may be deemed the beneficial owner of 64,975 shares of common stock held by The Ricciardi Family Foundation as a result of his position on the board of directors of that entity.  The common stock also includes 487,291 of the MP Shares and 487,291 of the MP Conversion Shares that may be issued to Mr. Ricciardi upon the exchange of his membership units of Mead Park and of which Mr. Ricciardi may be deemed a beneficial owner.  The common stock does not include any portion of the Additional MP Conversion Shares.  The common stock also includes 268,445 units of membership interests in IFMI, LLC (223,520 of which are owned by Mr. Ricciardi and 44,925 of which are owned by Mrs. Ricciardi) which may be redeemed by the Company, at its option, into shares of common stock.

Mr. Ricciardi has the sole voting power with respect to 59,968 shares, shared voting power with respect to 2,708,171 shares, sole dispositive power with respect to 59,968 shares and shared dispositive power with respect to 2,708,171 shares.

The information regarding Mr. Ricciardi’s beneficial ownership of common stock set forth in the table above and in this footnote is based on the Schedule 13D filed by Mr. Ricciardi with the SEC on July 2, 2009, as amended on December 21, 2009, December 24, 2009, March 29, 2010, April 25, 2011, June 17, 2011, May 15, 2013 and September 30, 2013, and other information provided to the Company by Mr. Ricciardi.

The address for this stockholder is c/o Institutional Financial Markets, Inc., Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104.

(16)Mr. Subin is a director of the Company.  The common stock includes 30,303 restricted shares that will vest on February 4, 2016.

(17)The common stock includes (i) the MP Shares and MP Conversion Shares of which Messrs. DiMaio and Ricciardi may be deemed to be beneficial owners, (ii) the EBC Shares and EBC Conversion Shares, of which Mr. Cohen may be deemed to be a beneficial owner,(iii) the 666,666 shares which are exercisable under the Second Award, of which Mr. Brafman may be deemed a beneficial owner, and (iv) the 53,571 shares which are exercisable under the Pooler Option, of which Mr. Pooler may be deemed a beneficial owner, as described in notes (7), (8), (11), (14) and (15) above.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has identified the following related party transactions since January 1, 2013. Unless indicated otherwise, all dollar amounts (except share and per share data) in the section below are in thousands.

A.	Mead Park Capital Partners LLC (“Mead Park”) and Mead Park Advisors, LLC (“Mead Park Advisors”)

Mead Park has been identified as a related party because of each of Mr. DiMaio, Chairman of the Board of Directors, and Mr. Ricciardi, a member of the Board of Directors, is a partner of Mead Park.  In connection with the September 25, 2013 closing of the transactions contemplated by the May 2013 Definitive Documentation, Mead Park made a $9,746 investment in the Company.  Pursuant to such investment, the Company issued the MP Notes to Mead Park in the aggregate principal amount of $5,848.  The MP Notes accrue 8% interest per year, payable quarterly, and the outstanding principal amounts thereof are due and payable, in full, on September 25, 2018.  As of April 15, 2015, the Company had not paid any of the principal amounts under the MP Notes.  Accordingly, the aggregate amount of principal outstanding under the MP Notes as of such date and the largest aggregate amount of principal outstanding under the MP Notes in each of 2013 and 2014 was $5,848.  The Company incurred interest expense on the MP Notes in 2013 and 2014 in the aggregate amounts of $144 and $547, respectively.  Mr. DiMaio is currently the owner of 50% of the issued and outstanding securities interests in Mead Park, and Mr. Ricciardi is the owner of 25% of the issued and outstanding securities interests in Mead Park.

CDO Sub-Advisory Agreement with Mead Park Advisors

In July 2014, IFMI’s majority owned subsidiaries, Cohen & Company Financial Management LLC (“CCFM”), and Dekania Capital Management, LLC (“DCM”), entered into a CDO sub-advisory agreement with Mead Park Advisors whereby Mead Park Advisors will render investment advice and provide assistance to CCFM and DCM with respect to their management of certain CDOs.  The Company incurred consulting fee expense related to this agreement in the amount of $91.

B.  Directors and Employees

In addition to the employment agreements the Company has entered into with Daniel G. Cohen, Vice Chairman of the Board of Directors and of the board of managers of IFMI, LLC, President and Chief Executive of the Company’s European Business, and President of CCFL, and Joseph W. Pooler, Jr., its Chief Financial Officer, the Company has entered into its standard indemnification agreement with each of its directors and executive officers.

C.  Purchase of IFMI Common Stock from Daniel G. Cohen

 During the third quarter of 2014, the Company repurchased 100,000 shares of the Company’s Common Stock from Daniel G. Cohen at $2.07 per share.   The Company retired these shares.

 During the fourth quarter of 2014, the Company repurchased 100,000 shares of the Company’s Common Stock from Daniel G. Cohen at $1.77 per share.   The Company retired these shares.

D.  Sale of European Operations to C&Co Europe Acquisition LLC

C&Co Europe Acquisition LLC has been identified as a related party because Daniel G. Cohen is the entity’s sole member.  On August 19, 2014, IFMI, LLC entered into a definitive agreement to sell its European operations to C&Co Europe Acquisition LLC for approximately $8,700.  The purchase price for the Company’s European operations consists of an upfront payment at closing of $4,750 (subject to adjustment) and up to $3,950 to be paid over the four years following the closing of the sale.

Upon closing, IFMI, LLC will also enter into a non-cancellable trust deed agreement with one of the entities included in the sale of the Company’s European operations (the manager of the Munda CLO I), which will result in IFMI, LLC retaining the right to substantially all revenues from the management of Munda CLO I, as well as the proceeds from any potential future sale of the Munda CLO I management agreement.

Under the terms of the definitive agreement relating to the transaction, IFMI, LLC will divest its European operations, including asset management and capital market activities through offices located in London, Paris, and Madrid, and approximately 30 employees will transition from IFMI, LLC to C&Co Europe Acquisition LLC.  Upon the closing of the transaction, Mr. Cohen will be deemed to have voluntarily terminated employment with the Company and its affiliates and will resign from all other positions and offices that he holds with the Company and its affiliates.  Notwithstanding the foregoing, Mr. Cohen will receive no severance or other compensation related to such termination and resignation, and Mr. Cohen will remain Vice Chairman of the Company’s Board of Directors and the Company’s largest stockholder.

Under the terms of the definitive agreement relating to the transaction, IFMI, LLC had the right to initiate, solicit, facilitate, and encourage alternative acquisition proposals from third parties for a “go shop” period of up to 90 days from the signing of the definitive agreement.  On October 29, 2014, the special committee of the Board of Directors elected to end the “go shop” period.  The “go shop” period did not result in IFMI, LLC receiving a superior proposal from a third party, and IFMI, LLC intends to pursue the transaction with

C&Co Europe Acquisition LLC, which is expected to close in the first half of 2015.  The sale of the European business is subject to customary closing conditions and regulatory approval from the United Kingdom Financial Conduct Authority.

On March 26, 2015, the parties to the definitive agreement relating to the transaction agreed to amend the definitive agreement to (i) extend the deadline for the closing of the transaction from March 31, 2015 to June 30, 2015, and (ii) extend the date on which C&Co Europe Acquisition LLC will be obligated to cause the settlement of intercompany accounts of CCFL, Cohen & Compagnie, SAS, a wholly owned subsidiary of IFMI, LLC, and Unicum Capital, S.L., a wholly owned subsidiary of CCFL, owed to IFMI, LLC from March 31, 2015 to June 30, 2015.

Additional information regarding the sale of our European operations is included in note 5 to the Company’s audited financial statements for the year ended December 31, 2014 in the Original Filing.

E.  Advisory Agreement with Woodlea Consulting, LLC

In March 2015, IFMI, LLC entered into an advisory agreement with Woodlea Consulting, LLC (“Woodlea”), a Delaware limited liability company of which Mr. Ricciardi is the sole member.  Woodlea will render advisory services on the execution of strategic alternatives to IFMI, LLC. The Company incurred consulting fee expense related to this agreement in the amount of $8 during the three months ended March 31, 2015

Director Independence

Our Board of Directors is comprised of a majority of independent directors.  In order for a director to be considered “independent,” our Board of Directors must affirmatively determine, based upon its review of all relevant facts and circumstances and after considering all applicable relationships, if any, that each of the directors has no direct or indirect material relationship with the Company or its affiliates and satisfies the criteria for independence established by the NYSE MKT and the applicable rules promulgated by the SEC. Our Board of Directors has determined that each of the following members of the Board of Directors is independent: Thomas P. Costello, G. Steven Dawson, Joseph M. Donovan, Jack Haraburda, and Neil S. Subin. Our Board of Directors has determined that Daniel G. Cohen is not independent because he is an employee of the Company.  Our Board of Directors has determined that Christopher Ricciardi is not independent because of the contractual obligations and relationships among the Company and Woodlea Consulting, LLC, an entity controlled by Mr. Ricciardi, and because of the contractual relationships and obligations among the Company and Mead Park.  Lastly, our Board of Directors has determined that Jack J. DiMaio, Jr. is not independent because of the contractual relationships and obligations among the Company and Mead Park.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the years ended December 31, 2014 and December 31, 2013, Grant Thornton LLP provided various audit and non-audit services to the Company and its subsidiaries.  The aggregate fees billed by Grant Thornton LLP to the Company and its subsidiaries for the years ended December 31, 2014 and 2013 were as follows:

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2014	2013

Audit Fees (1)	$626,732	$730,000
Audit-Related Fees (2)	$26,686	$70,325
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Principal Accounting Firm Fees	$653,418	$800,325

(1)

Audit fees relate to services rendered by Grant Thornton LLP in connection with: (a) the audits of the annual financial statements included in our Annual Reports on Form 10-K and services attendant to, or required by, statute or regulation; (b) the reviews of the financial statements included in our Quarterly Reports on Form 10-Q; (c) other services related to SEC and other regulatory filings, including providing consents; (d) services provided in connection with the statutory audits of our U.S. broker-dealer and United Kingdom and French subsidiaries; (e) accounting and financial consultation attendant to the audit; and (f) an audit of Star Asia Management Ltd. in 2013.

(2)	Audit-related fees include fees related to the Company’s 401(k) savings plan.

The Audit Committee must pre-approve all audit services and non-audit services provided to the Company or our subsidiaries by our independent registered public accounting firm, except for non-audit services covered by the de minimis exception in Section 10A of the Exchange Act.  All of the audit and audit-related fees described above for which Grant Thornton LLP billed for the fiscal years ended December 31, 2014 and December 31, 2013 were pre-approved by the Audit Committee.

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

(a)(3)The following documents are filed as part of this report.

Exhibits:

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

Date: April 24, 2015

INSTITUTIONAL FINANCIAL MARKETS, INC.

By:	/s/ LESTER R. BRAFMAN
Lester R. Brafman Chief Executive Officer