Form 10-Q
period 2015-03-31
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2015-05-05
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

Not applicable

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

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ◻  Yes    ☒  No

As of April  30, 2015,  there were 15,382,811 shares of common stock ($0.001 par value per share) of Institutional Financial Markets, Inc. outstanding.

INSTITUTIONAL FINANCIAL MARKETS, INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March  31, 2015

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Actual results may differ materially as a result of various factors, some of which are outside our control, including the following:

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

•the ability to attract and retain key personnel;

•the inability to close, or further delays in, the previously disclosed sale of our European operations;

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

Certain Terms Used in this Quarterly Report on Form 10-Q

In this Quarterly Report on Form 10-Q, unless otherwise noted or as the context otherwise requires: “IFMI” refers to Institutional Financial Markets, Inc., a Maryland corporation. The “Company,” “we,” “us,” and “our” refer to IFMI and its subsidiaries on a consolidated basis; “IFMI, LLC” or the “Operating LLC” refers to IFMI, LLC (formerly Cohen Brothers, LLC), the main operating subsidiary of the Company; “Cohen Brothers” refers to the pre-merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries; “Merger Agreement” refers to the Agreement and Plan of Merger among AFN, Alesco Financial Holdings, LLC, a wholly owned subsidiary of AFN, which we refer to as the “Merger Sub,” and Cohen Brothers, dated as of February 20, 2009 and amended on June 1, 2009, August 20, 2009, and September 30, 2009; “Merger” refers to the December 16, 2009 closing of the merger of Merger Sub with and into Cohen Brothers pursuant to the terms of the Merger Agreement, which resulted in Cohen Brothers becoming a majority owned subsidiary of the Company. “JVB Holdings” refers to JVB Financial Holdings, L.L.C.; “JVB” refers to JVB Financial Group, LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom; “CCPRH” refers to C&Co/PrinceRidge Holdings LP (formerly known as PrinceRidge Holdings LP) and its subsidiaries; “PrinceRidge GP” refers to C&Co/PrinceRidge Partners LLC (formerly known as PrinceRidge Partners LLC); “PrinceRidge” refers to CCPRH together with PrinceRidge GP; and “CCPR” refers to C&Co/PrinceRidge LLC (formerly known as The PrinceRidge Group LLC), a broker dealer subsidiary.  “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands Exempted company that is externally managed by CCFL.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2015
	(unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$5,082	$12,253
Receivables from brokers, dealers, and clearing agencies	1,762	1,636
Due from related parties	353	552
Other receivables	7,490	9,398
Investments-trading	151,507	126,748
Other investments, at fair value	25,823	28,399
Receivables under resale agreements	110,913	101,675
Goodwill	7,992	7,992
Other assets	6,675	7,434
Total assets	$317,597	$296,087

Liabilities

Payables to brokers, dealers, and clearing agencies	$31,657	$48,013
Related parties	58	-
Accounts payable and other liabilities	4,782	5,103
Accrued compensation	1,734	4,054
Trading securities sold, not yet purchased	80,484	48,740
Securities sold under agreement to repurchase	111,118	101,856
Deferred income taxes	3,914	3,888
Debt	28,198	27,939
Total liabilities	261,945	239,593

Commitments and contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 15,382,811 and 15,017,219 shares issued and outstanding, respectively, including 365,592 and 158,438 unvested restricted share awards, respectively	15	15
Additional paid-in capital	75,110	74,604
Accumulated other comprehensive loss	(954)	(772)
Accumulated deficit	(26,480)	(25,617)
Total stockholders' equity	47,696	48,235
Non-controlling interest	7,956	8,259

Total equity	55,652	56,494
Total liabilities and equity	$317,597	$296,087

                                              See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues

Net trading	$7,271	$6,929
Asset management	2,298	4,069
New issue and advisory	1,498	330
Principal transactions and other income	1,727	1,859
Total revenues	12,794	13,187

Operating expenses

Compensation and benefits	7,588	7,970
Business development, occupancy, equipment	818	1,058
Subscriptions, clearing, and execution	1,848	2,199
Professional fee and other operating	2,025	3,321
Depreciation and amortization	234	331
Total operating expenses	12,513	14,879

Operating income / (loss)	281	(1,692)

Non-operating income / (expense)

Interest expense	(976)	(1,129)
Income / (loss) from equity method affiliates	-	26
Income / (loss) before income tax expense / (benefit)	(695)	(2,795)
Income tax expense / (benefit)	61	10
Net income / (loss)	(756)	(2,805)
Less: Net (loss) / income attributable to the non-controlling interest	(198)	(707)
Net income / (loss) attributable to IFMI	$(558)	$(2,098)

Income / (loss) per share data (see Note 17):
Basic income / (loss) per common share	$(0.04)	$(0.14)
Weighted average shares outstanding-basic	15,149,205	14,868,407

Diluted income / (loss) per common share	$(0.04)	$(0.14)
Weighted average shares outstanding-diluted	20,473,295	20,192,540

Dividends declared per common share	$0.02	$0.02

Comprehensive income / (loss):
Net income / (loss) (from above)	$(756)	$(2,805)
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	(238)	16
Other comprehensive income / (loss), net of tax of $0	(238)	16
Comprehensive income / (loss)	(994)	(2,789)
Less: comprehensive income / (loss) attributable to the non-controlling interest	(260)	(703)
Comprehensive income / (loss) attributable to IFMI	$(734)	$(2,086)

                                          See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Institutional Financial Markets, Inc.
	Preferred Stock $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2014	$5	$15	$74,604	$(25,617)	$(772)	$48,235	$8,259	$56,494
Net loss	-	-	-	(558)	-	(558)	(198)	(756)
Other comprehensive income/ (loss) (1)	-	-	-	-	(176)	(176)	(62)	(238)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	90	-	(6)	84	(84)	-
Equity-based compensation and vesting of shares	-	-	416	-	-	416	147	563
Dividends/Distributions	-	-	-	(305)	-	(305)	(106)	(411)
March 31, 2015	$5	$15	$75,110	$(26,480)	$(954)	47,696	$7,956	$55,652

(1)	Represents foreign currency translation adjustment. There were no amounts reclassified from accumulated other comprehensive income / (loss).

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income (loss)	$(756)	$(2,805)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	563	673
Accretion of income on other investments, at fair value	(715)	(44)
Realized loss / (gain) on other investments	(261)	79
Change in unrealized (gain) loss on other investments, at fair value	577	(985)
Depreciation and amortization	234	331
Amortization of discount on debt	259	334
(Income) / loss from equity method affiliates	-	(26)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	1,908	815
(Increase) decrease in investments-trading	(24,759)	(34,889)
(Increase) decrease in other assets	610	302
(Increase) decrease in receivables under resale agreement	(9,238)	(34,784)
Change in receivables from / payables to related parties, net	257	83
Increase (decrease) in accrued compensation	(2,320)	(2,724)
Increase (decrease) in accounts payable and other liabilities	(301)	(2,024)
Increase (decrease) in trading securities sold, not yet purchased, net	31,744	617
Change in receivables from/ payables to brokers, dealers, and clearing agencies, net	(16,482)	40,309
Increase (decrease) in securities sold under agreement to repurchase	9,262	36,182
Increase (decrease) in deferred income taxes	26	-
Net cash provided by (used in) operating activities	(9,392)	1,444
Investing activities
Purchase of investments-other investments, at fair value	(1)	(7,222)
Sales and returns of other investments, at fair value	2,976	1,336
Proceeds from sale of Star Asia Finance ("Star Asia") and related entities, net	-	19,924
Return from equity method affiliates	-	50
Purchase of furniture, equipment, and leasehold improvements	(85)	-
Net cash provided by (used in) investing activities	2,890	14,088
Financing activities
Cash used to net share settle equity awards	-	(79)
IFMI non-controlling interest distributions	(106)	-
IFMI dividends	(305)	(331)
Net cash provided by (used in) financing activities	(411)	(410)
Effect of exchange rate on cash	(258)	3
Net increase (decrease) in cash and cash equivalents	(7,171)	15,125

Cash and cash equivalents, beginning of period	12,253	13,161
Cash and cash equivalents, end of period	$5,082	$28,286

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

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). Effective January 1, 2010, the Company ceased to qualify as a real estate investment trust, or a REIT. The Company trades on the NYSE MKT LLC (formerly known as the NYSE Amex LLC) under the ticker symbol “IFMI.” The Company is a financial services company specializing in credit related fixed income investments. As of March 31, 2015, the Company had $4.10 billion in assets under management (“AUM”),  of which 99.0% was in collateralized debt obligations (“CDOs”).

In these financial statements, the “Company” refers to IFMI and its subsidiaries on a consolidated basis; “IFMI, LLC” or the “Operating LLC” refers to the main operating subsidiary of the Company, IFMI LLC (formerly Cohen Brothers, LLC);  “Cohen Brothers” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc. “JVB Holdings” refers to JVB Financial Holdings, L.L.C.; “JVB” refers to JVB Financial Group LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom; “CCPRH” refers to C&Co/PrinceRidge Holdings LP (formerly known as PrinceRidge Holdings LP) and its subsidiaries; “PrinceRidge GP” refers to C&Co/PrinceRidge Partners LLC, (formerly known as PrinceRidge Partners LLC); “PrinceRidge” refers to CCPRH together with PrinceRidge GP; and “CCPR” refers to C&Co/PrinceRidge LLC (formerly known as The PrinceRidge Group LLC), a broker dealer subsidiary. “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

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

The Company’s business is organized into the following three business segments:

Capital Markets: The Company’s Capital Markets business segment consists primarily of credit-related fixed income sales, trading, and financing, as well as new issue placements in corporate and securitized products and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds and loans, asset backed securities (“ABS”), mortgage backed securities (“MBS”), residential mortgage backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposits (“CDs”) for small banks, and hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. As of March 31, 2015, the Company carried out its capital market activities primarily through its subsidiaries: JVB in the United States and CCFL in Europe.

Principal Investing: The Company’s Principal Investing business segment is comprised of investments that it has made using its own capital, excluding investments that the Company makes to support its Capital Market business segment.  Historically, the Company generally made principal investments in the entities that it managed.  Beginning in the first quarter of 2014, the Company refocused its principal investing portfolio on products that it does not manage, which has consisted primarily of investments in CLOs.  The focus on CLO investments capitalizes on the Company’s strengths in structured credit and leveraged finance.

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

•income or loss from equity method affiliates;

Asset Management

•asset management fees for the Company’s on-going asset management services provided to certain Investment Vehicles, which may include fees both senior and subordinate to the securities in the Investment Vehicles, and incentive management fees earned based on the performance of the various Investment Vehicles; and

•income or loss from equity method affiliates.

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2014.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Adoption of New Accounting Standards

In April 2014, the Financial Accounting Standards Board (the “FASB“) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations.  The guidance in this ASU raises the threshold for a disposal to qualify as a discontinued operation and certain other disposals that do not meet the definition of a discontinued operation. Under the new provisions, only disposals representing a strategic shift in operations - that is or will have a major effect on an entity’s operations and financial results should be presented as a discontinued operation. Examples include a disposal of a major line of business, a major geographical area, a major equity method investment, or other major parts of an entity.  The new provisions also require new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation. The provisions of this ASU are effective for annual periods beginning on or after December 15, 2014 and interim periods within that year.  The ASU is applied prospectively.  Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company’s adoption of the provisions of ASU 2014-08 effective January 1, 2015 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions that are repurchase agreements where the maturity of the security transferred as collateral matches the maturity of the repurchase agreement. According to the new guidance, all repurchase-to-maturity transactions will be accounted for as secured borrowing transactions in the same way as other repurchase agreements rather than as sales of a financial asset and forward commitment to repurchase.  The amendments also change the accounting for repurchase financing arrangements, which are transactions involving the transfer of a financial asset to a counterparty executed contemporaneously with a reverse repurchase agreement with the same counterparty.  Under the new guidance, all repurchase financings will now be accounted for separately, which will result in secured lending accounting for the reverse repurchase agreement.  The guidance also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014 with early adoption prohibited.  An entity will be required to present changes in accounting for all outstanding repurchase-to-maturity transactions and repurchase financing arrangements as a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The disclosures for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015.  The Company’s adoption of the provisions of this ASU effective January 1, 2015 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows. The Company will present the new disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings in periods beginning after March 15, 2015.

In November 2014, the FASB issued ASU No, 2014-17, Pushdown Accounting, which provides guidance on whether and at what threshold an acquired entity can apply pushdown accounting in its separate financial statements. The amendment gives the acquired entity the option of applying pushdown accounting in the reporting period in which the change-in-control event occurs.  The decision to apply pushdown accounting is made for each individual change-in-control event. Once the election is made for a particular event, it is irrevocable.  Furthermore, an entity may elect to apply push down accounting in a period subsequent to the change-in-control event but must treat such application as a change in accounting principle and apply the guidance of Accounting Changes and Error Corrections (Topic 250).  The amendment is effective on November 18, 2014. The adoption of this ASU did not have an effect on the consolidated financial statements of the Company and it did not have an effect on the separately issued subsidiary statements.

B. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments. These determinations were based on available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop the estimates and, therefore, these estimates may not necessarily be indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Refer to note 7 for a discussion of the fair value hierarchy with respect to investments-trading; other investments, at fair value; and the derivatives held by the Company.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of March 31, 2015 and December 31, 2014, the fair value of the Company’s debt was estimated to be $34.7 million and $39.3 million, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

Derivatives: These amounts are carried at fair value. Derivatives may be included as a component of investments-trading; trading securities sold, not yet purchased; and other investments, at fair value. See notes 7 and 8. The fair value is generally based on quoted market prices on an exchange that is deemed to be active for derivative instruments such as foreign currency forward contracts.  For derivative instruments, such as TBAs and other forward agency MBS contracts, the fair value is generally based on market price quotations from third party pricing services. See note 7 for disclosures concerning the categorization of the fair value measurements within the three level fair value hierarchy.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target could be Achieved After the Requisite Service Period, which requires a performance target that affects vesting and that could be achieved after the requisite service period be accounted for as a performance condition rather than as a non-vesting condition that affects the grant-date fair value of the award.  A reporting entity should apply existing guidance in Topic 718, Compensation-Stock Compensation, as it relates to such awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect applying this ASU as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements.  The Company will adopt the provisions of this ASU effective January 1, 2016 and is currently evaluating the new guidance to determine the impact, if any, that it will have on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which provides a measurement alternative for an entity that consolidates collateralized financing entities.  A collateralized financing entity is a variable interest entity with nominal or no equity that holds financial assets and issues beneficial interests in those financial assets.  The beneficial interests, which are financial liabilities of the collateralized financing entity, have contractual recourse only to the related assets of the collateralized financing entity. If elected, the alternative method results in the reporting entity measuring both the financial assets and financial liabilities of the collateralized financing entity using the more observable of the two fair value measurements, which effectively removes measurement differences between the financial assets and financial liabilities of the collateralized financing entity previously recorded as net income (loss) attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings. The reporting entity continues to measure its own beneficial interests in the collateralized financing entity (other than those that represent compensation for services) at fair value.  The ASU is effective for annual periods and interim periods with those annual periods beginning after December 15, 2015.  A reporting entity may apply the ASU using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption.  A reporting entity may also apply the ASU retrospectively to all relevant prior periods beginning with the annual period in which ASU No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, was adopted. Early adoption is permitted.  The Company is currently evaluating the potential impact of the provisions of this ASU on the Company’s consolidated financial statements and related disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the requirement of extraordinary items to be separately classified on the income statement.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  A reporting entity may apply the amendments prospectively.  A reporting entity may apply the amendments retrospectively to all prior periods presented in the financial statements.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The Company will adopt the provisions of this ASU effective January 1, 2016 and is currently evaluating the new guidance to determine the impact it may have on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, which makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the Variable Interest Entity (“VIE”) guidance. The revised consolidation guidance, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminated the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships.  The standard is effective for the Company beginning on January 1, 2016, however, early adoption is allowed, including in any interim period.  The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement for debt issuance costs are not affected by the amendments in this Update.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption of these amendments is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, and the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is currently evaluating the impact of these amendments on the presentation in its consolidated financial statements.

4. DISPOSITIONS

Sale of European Operations

On August 19, 2014, the Operating LLC entered into a definitive agreement to sell its European operations (the “Europe Sale Agreement”) to C&Co Europe Acquisition LLC, an entity controlled by Daniel G. Cohen, the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of the Company’s European Business, and the President of CCFL for approximately $8,700.  The purchase price for the Company’s European operations consists of an upfront payment at closing of $4,750 (subject to adjustment) and up to $3,950 to be paid over the four years following the closing of the sale.

Upon closing, the Operating LLC will also enter into a non-cancellable trust deed agreement with one of the entities included in the sale of the Company’s European operations (the manager of the Munda CLO I), which will result in the Operating LLC retaining the right to substantially all revenues from the management of Munda CLO I, as well as the proceeds from any potential future sale of the Munda CLO I management agreement. Revenues generated from the Munda CLO for the three months March 31, 2015 and for the three months ended March 31, 2014 were $674 and $847 respectively.

Under the terms of Europe Sale Agreement, the Operating LLC will divest its European operations, including asset management and capital market activities through offices located in London, Paris, and Madrid, and approximately 30 employees will transition from the Operating LLC to C&Co Europe Acquisition LLC.  Upon the closing of the transaction, Mr. Cohen will be deemed to have voluntarily terminated employment with the Company and its affiliates and will resign from all other positions and offices that he holds with the Company and its affiliates.  Notwithstanding the foregoing, Mr. Cohen will receive no severance or other compensation related to such termination and resignation and Mr. Cohen will remain Vice Chairman of the Company’s Board of Directors and IFMI’s largest shareholder (including voting only shares).

The Operating LLC’s European asset management business to be sold pursuant to the Europe Sale Agreement includes management agreements for the Dekania Europe I, II, and III CDOs and the management agreements for several European managed accounts.  As of March 31, 2015, these European assets under management totaled approximately $768,071, which represented 19% of the Company’s total AUM. Although the manager of Munda CLO I will be part of the transferred business, the Munda CLO I management agreement will be held in trust for the benefit of the Operating LLC. As of March 31, 2015, the Munda CLO I assets under management totaled approximately $572,103, which represented 14% of the Company’s total AUM.  The Operating LLC’s European capital markets business consists of credit-related fixed income sales, trading, and financing as well as new issue placements in corporate and securitized products and advisory services, operating primarily through the Operating LLC’s subsidiary, CCFL.

The combined European business to be sold, excluding the revenues and expenses related to Munda CLO I, accounted for approximately $1,386 of revenue for the three months ended March 31, 2015, and $1,064 of operating loss for the three months ended March 31, 2015, and included approximately $172 of net assets as of March 31, 2015.

Under the terms of the Europe Sale Agreement, the Operating LLC had the right to initiate, solicit, facilitate, and encourage alternative acquisition proposals from third parties for a “go shop” period of up to 90 days from the signing of the purchase agreement. On October 29, 2014, the special committee of the board of directors elected to end the “go shop” period. The “go shop” period did not result in the Operating LLC receiving a superior proposal from a third party, and the Operating LLC intends to pursue the transaction with the entity controlled by Daniel G. Cohen, which is expected to close in the first half of 2015.

The sale of the European business is subject to customary closing conditions and regulatory approval from the United Kingdom Financial Conduct Authority.

On March 26, 2015, the parties to the  Europe Sale Agreement entered into an amendment to (i) extend the deadline for the closing of the transaction from March 31, 2015 to June 30, 2015, and (ii) extend the date on which C&Co Europe Acquisition LLC will be obligated to cause the settlement of intercompany accounts of CCFL, Cohen & Compagnie, SAS, a wholly owned subsidiary of IFMI, LLC, and Unicum Capital, S.L., a wholly owned subsidiary of CCFL, owed to IFMI, LLC from March 31, 2015 to June 30, 2015.

5. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following at March 31, 2015 and December 31, 2014, respectively.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	March 31, 2015	December 31, 2014
Deposits with clearing organizations	$1,271	$1,296
Receivable from clearing organizations	491	340
Receivables from brokers, dealers, and clearing agencies	$1,762	$1,636

Receivable from clearing organizations represents un-invested cash held by the clearing organization, which includes cash proceeds from short sales.

Amounts payable to brokers, dealers, and clearing agencies consisted of the following at March 31, 2015 and December 31, 2014, respectively.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	March 31, 2015	December 31, 2014
Unsettled regular way trades, net	$19,861	$4,971
Margin payable	11,796	43,042
Payables to brokers, dealers, and clearing agencies	$31,657	$48,013

Securities transactions that settle in the regular way are recorded on the trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets. Effectively, all of the Company’s trading assets and deposits with clearing organizations serve as collateral for the margin payable.  These assets are held by the Company’s clearing broker.  The Company incurred interest on margin payable of $122 and $66 for the three months ended March 31, 2015 and 2014, respectively.

6. FINANCIAL INSTRUMENTS

Investments—Trading

The following table provides detail of the investments classified as investments-trading as of the periods indicated.

INVESTMENTS - TRADING
(Dollars in Thousands)

	March 31, 2015	December 31, 2014
U.S. government agency MBS and CMOs (1)	$9,773	$11,647
U.S. government agency debt securities	32,215	25,785
RMBS	378	358
Commercial mortgage backed securities ("CMBS")	20	-
U.S. Treasury securities	1,340	1,131
CLOs	952	952
Other ABS	109	112
SBA loans	45,869	29,681
Corporate bonds and redeemable preferred stock	38,979	22,142
Foreign government bonds	6	-
Municipal bonds	20,627	33,664
Certificates of deposit	1,239	985
Equity securities	-	291
Investments-trading	$151,507	$126,748

 (1)Includes TBAs and other forward agency MBS contracts. See note 8.

Trading Securities Sold, Not Yet Purchased

The following table provides detail of the trading securities sold, not yet purchased as of the periods indicated.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	March 31, 2015	December 31, 2014
U.S. government agency MBS (1)	$3,673	$1,666
U.S. Treasury securities	48,948	15,644
RMBS	4	-
SBA loans	-	4
Corporate bonds and redeemable preferred stock	27,839	31,406
Municipal bonds	20	20
Trading securities sold, not yet purchased	$80,484	$48,740

(1)Includes TBAs and other forward agency MBS contracts. See note 8.

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the change in unrealized (losses) gains in the amount of $ (24) and $ (1,154) for the three months ended March 31, 2015 and 2014, respectively, in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	March 31, 2015
	Cost	Carrying Value	Unrealized Gain(Loss)
CLOs	$21,840	$20,446	$(1,394)
CDOs	193	28	(165)
Equity Securities:
EuroDekania	5,812	2,797	(3,015)
Tiptree Financial, Inc. ("Tiptree")	5,454	2,024	(3,430)
Other securities	176	33	(143)
Total equity securities	11,442	4,854	(6,588)
Residential loans	110	557	447
Foreign currency forward contracts	-	(62)	(62)
Other investments, at fair value	$33,585	$25,823	$(7,762)

	December 31, 2014
	Cost	Carrying Value	Unrealized Gain(Loss)
CLOs	$23,139	$21,518	$(1,621)
CDOs	193	11	(182)
Equity Securities:
EuroDekania	6,503	3,717	(2,786)
Tiptree	5,455	2,472	(2,983)
Other securities	176	33	(143)
Total equity securities	12,134	6,222	(5,912)
Residential loans	118	565	447
Foreign currency forward contracts	-	83	83
Other investments, at fair value	$35,584	$28,399	$(7,185)

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) of $(316) and $906 related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended March 31, 2015 and 2014, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities.  There were no transfers between level 1 and level 2 of the fair value hierarchy during the three months ended March 31, 2015 and 2014.  Reclassifications impacting level 3  of the fair value hierarchy are reported as transfers in or transfers out of the level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
March 31, 2015
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$9,773	$-	$9,773	$-
U.S. government agency debt securities	32,215	-	32,215	-
RMBS	378	-	378	-
CMBS	20	-	20	-
U.S. Treasury securities	1,340	1,340	-	-
CLOs	952	-	952	-
Other ABS	109	-	109	-
SBA loans	45,869	-	45,869	-
Corporate bonds and redeemable preferred stock	38,979	-	38,979	-
Foreign government bonds	6	-	6	-
Municipal bonds	20,627	-	20,627	-
Certificates of deposit	1,239	-	1,239	-
Total investments - trading	$151,507	$1,340	$150,167	$-

Other investments, at fair value:
EuroDekania (1)	$2,797	$-	$-	$2,797
Tiptree (2)	2,024	2,024	-	-
Other equity securities	33	24	9	-
CLOs	20,446	-	-	20,446
CDOs	28	-	-	28
Residential loans	557	-	557	-
Foreign currency forward contracts	(62)	(62)	-	-
Total other investments, at fair value	$25,823	$1,986	$566	$23,271

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency MBS	$3,673	$-	$3,673	$-
U.S. Treasury securities	48,948	48,948	-	-
RMBS	4	-	4	-
Corporate bonds and redeemable preferred stock	27,839	-	27,839	-
Municipal bonds	20	-	20	-
Total trading securities sold, not yet purchased	$80,484	$48,948	$31,536	$-

(1)Hybrid Securities Fund—European.

(2)Diversified Holding Company.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
December 31, 2014
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$11,647	$-	$11,647	$-
U.S. government agency debt securities	25,785	-	25,785	-
RMBS	358	-	358	-
U.S. Treasury securities	1,131	1,131	-	-
CLOs	952	-	952	-
Other ABS	112	-	112	-
SBA loans	29,681	-	29,681	-
Corporate bonds and redeemable preferred stock	22,142	-	22,142	-
Municipal bonds	33,664	-	33,664	-
Certificates of deposit	985	-	985	-
Equity securities	291	233	58	-
Total investments - trading	$126,748	$1,364	$125,384	$-

Other investments, at fair value:
EuroDekania (1)	$3,717	$-	$-	$3,717
Tiptree (2)	2,472	2,472	-	-
Other equity securities	33	23	10	-
CLOs	21,518	-	-	21,518
CDOs	11	-	-	11
Residential loans	565	-	565	-
Foreign currency forward contracts	83	83	-	-
Total other investments, at fair value	$28,399	$2,578	$575	$25,246

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency MBS	$1,666	$-	$1,666	$-
U.S. Treasury securities	15,644	15,644	-	-
SBA loans	4	-	4	-
Corporate bonds and redeemable preferred stock	31,406	-	31,406	-
Municipal bonds	20	-	20	-
Total trading securities sold, not yet purchased	$48,740	$15,644	$33,096	$-

(1)Hybrid Securities Fund—European.

(2)Diversified Holding Company.

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

Equity Securities: The fair value of equity securities that represent investments in publicly traded companies (common or preferred shares, options, warrants, and other equity investments) are determined using the closing price of the security as of the reporting date. These are securities that are traded on a recognized liquid exchange. This is considered a level 1 value in the valuation hierarchy.

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

Other equity securities represent investments in investment funds and other non-publicly traded entities. Substantially all of these other entities have the attributes of investment companies as described in FASB ASC 946-15-2. The Company estimates the fair value of these entities using the reported net asset value per share as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. The Company generally classifies these estimates within either level 2 of the valuation hierarchy if its investment in the entity is currently redeemable or level 3 if its investment is not currently redeemable.

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

TBAs and other forward agency MBS contracts

The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. TBAs and other forward agency MBS contracts are generally classified within level 2 of the fair value hierarchy. If there is limited transaction activity or less transparency to observe market based inputs to valuation models, TBAs and other forward agency MBS contracts are classified in level 3 of the fair value hierarchy. U.S. government agency MBS and CMOs include TBAs and other forward agency MBS contracts. Unrealized gains on TBAs and other forward agency MBS contracts are included in investments-trading on the Company’s consolidated balance sheets and unrealized losses on TBAs and other forward agency MBS contracts are included in trading securities sold, not yet purchased on the Company’s consolidated balance sheets. See note 8.

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

LEVEL 3 INPUTS
Three Months Ended March 31, 2015
(Dollars in Thousands)

	December 31, 2014	Net trading	Gains and losses (3)	Transfers out of Level 3	Accretion of income (3)	Purchases	Sales and returns of capital	March 31, 2015	Change in unrealized gains /(losses) (1)
Assets
Other investments, at fair value:
Equity Securities:
EuroDekania (2)	$3,717	$-	$(229)	$-	$-	$-	$(691)	$2,797	$(229)
Total equity securities	3,717	-	(229)	-	-	-	(691)	2,797	(229)
CLOs	21,518	-	(66)	-	715	-	(1,721)	20,446	227
CDOs	11	-	17	-	-	-	-	28	17
Total other investments, fair value	$25,246	$-	$(278)	$-	$715	$-	$(2,412)	$23,271	$15

(1)Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)Hybrid Securities Funds—European.

(3)   Recorded as a component of principal transactions and other income in the consolidated statement of operations.

LEVEL 3 INPUTS
Three Months Ended March 31, 2014
(Dollars in Thousands)

	December 31, 2013	Net trading	Gains and losses (4)	Transfers out of Level 3	Accretion of income (4)	Purchases	Sales and returns of capital	March 31, 2014	Change in unrealized gains /(losses) (1)
Assets
Investments-trading:
CLOs	$186	$(22)	$-	$-	$-	$-	$(30)	$134	$(52)
Total investments-trading	$186	$(22)	$-	$-	$-	$-	$(30)	$134	$(52)

Other investments, at fair value:
Equity Securities:
EuroDekania (2)	$4,192	$-	$1,131	$-	$-	$-	$(1,326)	$3,997	$1,131
Star Asia (3)	17,104	-	78	-	-	-	(17,182)	-	-
Star Asia Special Situations Fund (3)	2,747	-	-	-	-	-	(2,747)	-	-
Total equity securities	24,043	-	1,209	-	-	-	(21,255)	3,997	1,131
CLOs	-	-	-	-	44	7,065	-	7,109	-
CDOs	35	-	(10)	-	-	-	-	25	(10)
Total other investments, fair value	$24,078	$-	$1,199	$-	$44	$7,065	$(21,255)	$11,131	$1,121

(1)   Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)Hybrid Securities Funds—European.

(3)   Real Estate Funds – Asian.  The Company sold its investment in Star Asia and Star Asia Special Situations Fund on February 20, 2014 along with its investment in certain other related entities.  According to ASC 820, when a sale is considered probable as of the measurement date at an amount other than the underlying net asset value (“NAV”) per share, the reporting entity should not use the practical expedient in determining fair value.  Therefore, the Company determined the fair value of its investment in Star Asia and Star Asia Special Situations Fund as of December 31, 2013 by utilizing a valuation model that took into account the terms and conditions of the sale on February 20, 2014.

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

Investments-trading: During the three months ended March 31, 2015 and 2014,  there were no transfers into or out of level 3 of the valuation hierarchy.

Other investments, at fair value:  During the three months ended March 31, 2015 and 2014, there were no transfers into or out of level 3 of the valuation hierarchy.

 The following tables provide the quantitative information about level 3 fair value measurements as of March 31, 2015 and December 31, 2014, respectively.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	March 31, 2015	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$20,446	Discounted Cash Flow Model	Yield	16.4%	12.7% - 18.5%
			Duration (years)	5.2	3.6 - 9.8
			Default rate	1.0%	1.0%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2014	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$21,518	Discounted Cash Flow Model	Yield	16.2%	12.4% - 18.3%
			Duration (years)	4.1	2.6 - 4.5
			Default rate	1.0%	1.0%

Sensitivity of Fair Value to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below.

•CLOs - With respect to the fair value measurement of CLOs for which the Company uses a discounted cash flow model, changes in yield, duration, and default rate would impact the fair value measurement.

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

 Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied) which are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	Fair Value March 31, 2015	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$2,797	N/A	N/A	N/A
	$2,797

	Fair Value December 31, 2014	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$3,717	N/A	N/A	N/A
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

The Company may, from time to time, enter into derivatives to manage its risk exposures (i) arising from fluctuations in foreign currency rates with respect to the Company’s investments in foreign currency denominated investments; (ii) arising from the Company’s investments in interest sensitive investments; and (iii) arising from the Company’s facilitation of mortgage-backed trading. Derivatives entered into by the Company, from time to time, may include (i) foreign currency forward contracts; (ii) purchase and sale agreements of TBAs and other forward agency MBS contracts and (iii) other extended settlement trades.

TBAs are forward contracts to purchase or sell mortgage-backed securities whose collateral remain “to be announced” until just prior to the trade settlement. In addition to TBAs, the Company sometimes enters into forward purchases or sales of agency mortgage-backed securities where the underlying collateral has been identified referred to as other forward agency MBS contracts.  TBAs  and other forward agency MBS contracts are accounted for as derivatives by the Company under FASB ASC 815.  The settlement of these transactions is not expected to have a material effect on the Company’s consolidated financial statements.

In addition to TBAs and other forward agency MBS contracts as part of the Company’s broker-dealer operations, the Company may from time to time enter into other securities or loan trades that do not settle within the normal securities settlement period.  In those cases, the purchase or sale of the security or loan is not recorded until the settlement date.  However, from the trade date until the settlement date, the Company’s interest in the security is accounted for as a derivative as either a forward purchase commitment or forward sale commitment.

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

The Company may, from time to time, enter into the following derivative instruments:

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of March 31, 2015 and December 31, 2014, the Company had outstanding foreign currency forward contracts with a notional amount of 3 million Euros.

TBAs and other forward agency MBS contracts

The Company enters into TBAs and other forward agency MBS transactions for three main reasons:

(i) The Company trades U.S. government agency obligations. In connection with these activities, the Company may be required to maintain inventory in order to facilitate customer transactions. In order to mitigate exposure to market risk, the Company may enter into the purchase and sale of TBAs and other forward agency MBS contracts;

(ii) The Company also enters into TBAs and other forward agency MBS contracts in order to assist clients (generally small to mid-size mortgage loan originators) in hedging the interest rate risk associated with the mortgages owned by these clients.

(iii) Finally, the Company may enter into TBAs and other forward agency MBS contracts on a speculative basis.

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments—trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At March 31, 2015, the Company had open forward agency MBS sale agreements in the notional amount of $620,001 and open TBA and other forward agency MBS purchase agreements in the notional amount of $650,663. At December 31, 2014, the Company had open forward agency MBS sale agreements in the notional amount of $318,463 and open TBA and other forward agency MBS purchase agreements in the notional amount of $318,463.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as a derivative as either a forward purchase commitment or a forward sale commitment.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price.  At March 31, 2015, the Company had open forward purchase commitments of $8,032 and open forward sale commitments of $0.  At December 31, 2014, the Company had open forward purchase commitments of $3,517 and open forward sale commitments of $0.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of March 31, 2015 and December 31, 2014.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	March 31, 2015	December 31, 2014

TBAs and other forward agency MBS contracts	Investments-trading	$3,905	$1,928
Other extended settlement trades	Investments-trading	-	2
Foreign currency forward contracts	Other investments, at fair value	(62)	83
TBAs and other forward agency MBS contracts	Trading securities sold, not yet purchased	(3,673)	(1,666)
Other extended settlement trades	Trading securities sold, not yet purchased	-	(4)
		$170	$343

     The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Foreign currency forward contracts	Revenues-principal transactions and other income	$409	$(347)
Other extended settlement trades	Revenue-net trading	2	-
TBAs and other forward agency MBS contracts	Revenues-net trading	761	474
		$1,172	$127

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

At March 31, 2015 and December 31, 2014, the Company held reverse repurchase agreements of $110,913 and $101,675, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $117,246 and $107,931, respectively.

At March 31, 2015 and December 31, 2014, the Company had repurchase agreements of $111,118 and $101,856, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $117,446 and $108,065, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

As of March 31, 2015 and December 31, 2014, the Company’s reverse repurchase agreements and repurchase agreements were predominantly collateralized securities in the following asset classes: Agency Specified Pools, Agency Hybrid Arms, other MBS, and Fixed Rate Agency CMOs.

10. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets included:

OTHER ASSETS
(Dollars in Thousands)

	March 31, 2015	December 31, 2014
Deferred costs	$1,666	$1,665
Prepaid expenses	1,807	1,835
Security deposits	1,843	2,417
Miscellaneous other assets	181	190

Cost method investment	11	11
Furniture, equipment, and leasehold improvements, net	1,001	1,150
Intangible assets	166	166
Other assets	$6,675	$7,434

Accounts payable and other liabilities included:

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	March 31, 2015	December 31, 2014
Accounts payable	$509	$512
Rent payable	490	626
Accrued interest payable	307	318
Accrued interest on securities sold, not yet purchased	648	626
Payroll taxes payable	684	754
Accrued income taxes	82	63
Other general accrued expenses	2,062	2,204
Accounts payable and other liabilities	$4,782	$5,103

11.  VARIABLE INTEREST ENTITIES

FASB ASC 810, Consolidation (“FASB ASC 810”), contains the guidance surrounding the definition of variable interest entities (“VIEs”), the definition of VIEs, and the consolidation rules surrounding VIEs. See note 3 for a discussion about ASU 2015-02.

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

The Company classifies the VIEs it is involved with into two groups: (i) VIEs managed by the Company and (ii) VIEs managed by third parties.  In the case of the VIEs that the Company has been involved with, the Company has generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance.  This is not a blanket conclusion as it is possible for an entity other than the manager to have the power to direct such matters.  However, for all the VIEs the Company is involved with as of March 31, 2015, the Company has drawn this conclusion.

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

As of March 31, 2015, the Company had variable interests in various securitization VIEs, but determined that it is not the primary beneficiary thereof, and, therefore, the Company is not consolidating the securitization VIEs.  The maximum potential financial statement loss the Company could incur if the securitization vehicles were to default on all of their obligations is (i) the loss of value of the interests in securitizations that the Company holds in its inventory at the time and (ii) any management fee receivables in the case of managed VIEs.  The Company has not provided financial support to these VIEs during the three months ended March 31, 2015 and 2014 and had no liabilities, contingent liabilities, guarantees (implicit or explicit) related to these VIEs at March 31, 2015 and December 31, 2014.

The table below presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interest in identified VIEs with the exception of (i) the two trusts VIEs that hold the Company’s junior subordinated notes (see note 14) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold but not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it held variable interests at March 31, 2015 and December 31, 2014.

NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	March 31, 2015

	Other Receivable	Other Investments, at fair value	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$975	$-	$975
Third party managed VIEs	157	20,473	20,630
Total	$1,132	$20,473	$21,605

	December 31, 2014

	Other Receivable	Other Investments, at fair value	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$1,829	$-	$1,829
Third party managed VIEs	73	21,528	21,601
Total	$1,902	$21,528	$23,430

12. DEBT

The Company had the following debt outstanding:

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		March 31, 2015	December 31, 2014	Interest Rate Terms	Interest (3)	Maturity
Convertible senior notes:
8.00% convertible senior notes (the "8.0% Convertible Notes")	$8,248		$8,248	$8,248	8.00%	8.00%	September 2018 (1)

Junior subordinated notes:
Alesco Capital Trust I	28,125	(2)	11,650	11,499	4.25%	4.25%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	8,300	8,192	4.42%	4.42%	March 2035
	$48,125		19,950	19,691
Total			$28,198	$27,939

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

(3)Represents the interest rate in effect as of the last day of the reporting period.

Refer to note 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Company’s debt.

13. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the three months ended March 31, 2015 related to the number of shares of unrestricted common stock that the Company had issued as of March 31, 2015

Common Stock
Shares
December 31, 2014	14,858,781
Vesting of shares	158,438
March 31, 2015	15,017,219

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

During the three months ended March 31, 2015, IFMI received and surrendered units of the Operating LLC. The following table displays the amount of units received (net of surrenders) by IFMI pursuant to the UIS Agreement.

Operating LLC
Membership Units
Units related to UIS Agreement	212,121
Total	212,121

The Company recognized a net increase in additional paid in capital of $90 and a net decrease in accumulated other comprehensive income of $6 with an offsetting decrease in non-controlling interest of $84 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in IFMI’s ownership interest in the Operating LLC on the equity attributable to IFMI for the three months ended:

	March 31, 2015	March 31, 2014
Net income / (loss) attributable to IFMI	$(558)	$(2,098)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in IFMI's paid in capital for the
acquisition / (surrender) of additional units in consolidated
subsidiary, net	90	250
Changes from net income / (loss) attributable to IFMI and transfers (to) from the non-controlling interest	$(468)	$(1,848)

14. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.

As of March 31, 2015, JVB’s adjusted net capital was $10,405 which exceeded the minimum requirements by $10,138.

CCFL, a subsidiary of the Company regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of March 31, 2015, the total minimum required net liquid capital was $1,747, and net liquid capital in CCFL was $2,502, which exceeded the minimum requirements by $755 and was in compliance with the net liquid capital provisions.  See note 4.

15. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended March 31,
	2015	2014
Net income / (loss) attributable to IFMI	$(558)	$(2,098)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	(198)	(707)
Add / (deduct): Adjustment (2)	2	(32)
Net income / (loss) on a fully converted basis	$(754)	$(2,837)

Weighted average common shares outstanding - Basic	15,149,205	14,868,407
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,324,090	5,324,133
Dilutive Impact of restricted units or shares	-	-
Weighted average common shares outstanding - Diluted (3)	20,473,295	20,192,540

Net income / (loss) per common share - Basic	$(0.04)	$(0.14)

Net income / (loss) per common share - Diluted	$(0.04)	$(0.14)

 (1)The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the three months ended March 31, 2015 and 2014) may be redeemed and exchanged into shares of the Company on a one-to-one basis. The Operating LLC membership units not held by IFMI are redeemable at each IFMI member’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s common stock for the ten consecutive trading days immediately preceding the date the Company receives the member’s redemption notice, or (ii) at the Company’s option, one share of the Company’s common stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’s common stock as a dividend or other distribution on the Company’s outstanding common stock, or a further subdivision or combination of the outstanding shares of the Company’s common stock.  These membership units are not included in the computation of basic earnings per share. These membership units enter into the computation of diluted net income / (loss) per common share when the effect is not anti-dilutive using the if-converted method.

(2)An adjustment is included for the following: (i) if the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable; and (ii) to adjust the non-controlling interest amount to be consistent with the weighted average share calculation.

(3)For the three months ended March 31, 2015 and 2014, weighted average common shares outstanding excludes a total of 1,423 shares and 220,514 shares, respectively, representing restricted Operating LLC membership units, restricted IFMI common stock, and restricted units of IFMI common stock that would be anti-dilutive because of the Company’s net loss.  For the three months ended March 31, 2015 and 2014, weighted average common shares outstanding also excludes 2,749,167 shares from the assumed conversion of the 8.0% Convertibles Notes because the inclusion of the converted shares would be anti-dilutive.

16. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

The Company’s former U.S. broker-dealer subsidiary, Cohen & Company Securities, LLC (“CCS”), and one of its registered investment adviser subsidiaries, Cira SCM, LLC (“CIRA”), are parties to litigation that was commenced on June 7, 2013 in the Supreme Court of the State of New York, currently captioned NRAM PLC (f/k/a Northern Rock (Asset Management) PLC) v. Societe Generale Corporate and Investment Banking, et al.  NRAM PLC, Plaintiff, served the Summons with Notice on Defendants on October 3, 2013, and filed its complaint relating to an investment in Kleros Preferred Funding VIII, Ltd., a collateralized debt obligation on November 12, 2013.  CCS and CIRA filed a motion to dismiss the complaint on January 27, 2014.  On October 31, 2014, the Court ruled on the motion, dismissing certain of the Plaintiff’s theories.  The litigation is ongoing and the Company intends to defend the action vigorously.

In October 2013, the Company received a Pennsylvania corporate net income tax assessment from the Pennsylvania Department of Revenue in the amount of $4,683 (including penalties) plus interest related to a subsidiary of AFN for the 2009 tax year.  The assessment denied this subsidiary’s Keystone Opportunity Zone (“KOZ”) credit for that year.  The Company filed an administrative appeal of this assessment with the Pennsylvania Department of Revenue Board of Appeals, which was denied in June 2014.  The Company filed an appeal with the Pennsylvania Board of Finance and Revenue. A hearing has been scheduled for May 12, 2015.   If the Pennsylvania Board of Finance and Revenue were to uphold the assessment, the Company could then seek relief in Pennsylvania Commonwealth Court.  The Company has evaluated the assessment in accordance with the provisions of ASC 740 and determined not to record any reserve for this assessment.

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

17. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information for the  three months ended March 31, 2015 and 2014 was prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

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

Accordingly, the Company presents segment information consistent with internal management reporting. See notes (1) in the tables below for more detail on unallocated items. The following tables present the financial information for the Company’s segments for the periods indicated:

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended March 31, 2015

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$7,271	$-	$-	$7,271	$-	$7,271
Asset management	-	2,298	-	2,298	-	2,298
New issue and advisory	1,498	-	-	1,498	-	1,498
Principal transactions and other income	78	1,471	178	1,727	-	1,727
Total revenues	8,847	3,769	178	12,794	-	12,794
Total operating expenses	8,407	1,006	176	9,589	2,924	12,513
Operating income / (loss)	440	2,763	2	3,205	(2,924)	281
Interest expense	-	-	-	-	(976)	(976)
Income / (loss) from equity method affiliates	-	-	-	-	-	-
Income / (loss) before income taxes	440	2,763	2	3,205	(3,900)	(695)
Income tax expense / (benefit)	-	-	-	-	61	61
Net income / (loss)	440	2,763	2	3,205	(3,961)	(756)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(198)	(198)
Net income / (loss) attributable to IFMI	$440	$2,763	$2	$3,205	$(3,763)	$(558)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$167	$6	$-	$173	$61	$234

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended March 31, 2014

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$6,929	$-	$-	$6,929	$-	$6,929
Asset management	-	4,069	-	4,069	-	4,069
New issue and advisory	330	-	-	330	-	330
Principal transactions and other income	364	571	924	1,859	-	1,859
Total revenues	7,623	4,640	924	13,187	-	13,187
Total operating expenses	8,953	2,118	47	11,118	3,761	14,879
Operating income / (loss)	(1,330)	2,522	877	2,069	(3,761)	(1,692)
Interest expense	-	-	-	-	(1,129)	(1,129)
Income / (loss) from equity method affiliates	-	27	(1)	26	-	26
Income / (loss) before income taxes	(1,330)	2,549	876	2,095	(4,890)	(2,795)
Income tax expense / (benefit)	-	-	-	-	10	10
Net income / (loss)	(1,330)	2,549	876	2,095	(4,900)	(2,805)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(707)	(707)
Net income / (loss) attributable to IFMI	$(1,330)	$2,549	$876	$2,095	$(4,193)	$(2,098)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$226	$38	$-	$264	$67	$331

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

Balance Sheet Data
As of March 31, 2015

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$278,503	$3,724	$26,031	$308,258	$9,339	$317,597

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

Balance Sheet Data
As of March 31, 2014

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$257,833	$7,603	$13,802	$279,238	$7,948	$287,186

Included within total assets:
Investment in equity method affiliates	$-	$-	$16	$16	$-	$16
Goodwill (2)	$7,937	$3,176	$-	$11,113	$-	$11,113
Intangible assets (2)	$166	$-	$-	$166	$-	$166

(1)Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of business segment assets and such amounts are excluded in business segment reporting to the Chief Operating Decision Maker.

(2)Goodwill and intangible assets as of March 31, 2015 and 2014 are allocated to the Capital Markets and Asset Management business segments as indicated in the table from above.

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States; (2) United Kingdom and other; and (3) Asia for the period prior to February 20, 2014 (effective with the sale of Star Asia and certain related entities), Asia. Total revenues by geographic area are summarized as follows.

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended March 31,
	2015	2014
Total Revenues:
United States	$10,677	$10,689
United Kingdom & Other	2,117	2,374
Asia	-	124
Total	$12,794	$13,187

Long-lived assets attributable to an individual country, other than the United States, are not material.

18. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $700 and $700 for the three months ended March 31, 2015 and 2014, respectively.

The Company paid income taxes of $3 and $20 for the three months ended March 31, 2015 and 2014, respectively. The Company received no income tax refunds for the three months ended March 31, 2015 and 2014.

For the three months ended March 31, 2015, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•  The Company acquired additional units of the Operating LLC pursuant to the UIS Agreement. The Company recognized a net increase in additional paid-in capital of $90, a net decrease of $6 in accumulated other comprehensive income, and a decrease of $84 in non-controlling interest. See note 13.

For the three months ended March 31, 2014, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•  The Company recognized a net increase in additional paid-in capital of $250, a net decrease of $14 in accumulated other comprehensive income, and a decrease of $236 in non-controlling interest as a result of additional units of the Operating LLC issued to IFMI as a result of the UIS agreement, and the redemption of vested Operating LLC units by IFMI.

19. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the three months ended March 31, 2015 and 2014. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. Cohen Bros. Financial, LLC (“CBF”) and EBC 2013 Family Trust (“EBC”)

In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company. Daniel G. Cohen is a trustee of EBC. The Company issued $2,400 in principal amount of the 8.0% Convertible Notes to EBC.  See paragraph C  below and notes 4 and 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tables at the end of this section.

CBF has been identified as a related party because (i) CBF is a non-controlling interest of the Company and (ii) CBF is wholly owned by Mr. Cohen.

See the discussion of the sale of European Operations in note 4.

B. The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”) is identified as a related party because Mr. Cohen is TBBK’s Chairman.

TBBK maintained deposits for the Company in the amount of $55 and $86 as of March 31, 2015 and December 31, 2014, respectively. These amounts are not disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of March 31, 2015 and December 31, 2014, the Company had repurchase agreements in the amount of $46,266 and $46,275, respectively, with TBBK as its counterparty. These amounts are included as a component of securities sold under agreement to repurchase in the Company’s consolidated balance sheet.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amount of $162 and $106 for the three months ended March 31, 2015 and 2014, respectively, which was included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

C. Mead Park Capital Partners LLC (“Mead Park Capital”) and Mead Park Advisors LLC (“Mead Park”)

Investment in IFMI by Mead Park Capital

In September 2013, Mead Park Capital made a $9,746 investment in the Company.  The Company issued $5,848 in principal amount of the 8.0% Convertible Notes to Mead Park Capital.  Mead Park Capital is a vehicle advised by Mead Park (a registered investment advisor) and controlled by Jack J. DiMaio Jr., Chief Executive Officer and founder of Mead Park.  In connection with the September 25, 2013 closing of the transactions contemplated by the definitive agreements relating to Mead Park Capital’s investment in the Company, Messrs. DiMaio and Ricciardi were elected to the Company’s Board of Directors. Mr. DiMaio was also named the Chairman of the Company’s Board of Directors. See notes 4 and 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tables at the end of this section.

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

D. Advisory Agreement with Woodlea Consulting, LLC

In March 2015, the Operating LLC entered into an advisory agreement with Woodlea Consulting, LLC (“Woodlea”), a Delaware limited liability company of which Mr. Ricciardi is the sole owner.  Woodlea will render advisory services on the execution of strategic alternatives to the Operating LLC.  The Company incurred consulting fee expense related to this agreement, which is disclosed as part of professional fee and other operating in the tables at the end of this section.

E. Transactions between the Star Asia Group and the Company

Star Asia Management Ltd. (“Star Asia Manager”) serves as external manager of Star Asia and Star Asia Special Purpose Vehicle (“Star Asia SPV”) (see paragraphs E-1 and F-1 below).  The Company owned 50%  of Star Asia Manager prior to Star Asia Manager repurchasing its outstanding equity units held by Star Asia Mercury LLC (formerly Mecury Partners, LLC) and, as a result, the Company obtaining 100% voting control of Star Asia Manager on March 1, 2013 (the “Star Asia Manager Repurchase Transaction”).  Following the Star Asia Manager Repurchase Transaction, the Company owned 100% of Star Asia Manager and included Star Asia Manager in its consolidated financial statements.  Prior to March 1, 2013, Star Asia Manager had been identified as a related party because it was an equity method investee of the Company. The Company had recognized its share of the income or loss of Star Asia Manager as income or loss from equity method affiliates in the consolidated statements of operations during the pre-acquisition period. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

Effective February 20, 2014, the Company sold its interest in Star Asia, Star Asia Special Situations Fund, Star Asia Capital Management, LLC (“Star Asia Capital Management”), Star Asia Manager, Star Asia Advisors Ltd. (“SAA Manager”), and Star Asia Partners, Ltd. (“SAP GP’) (collectively, the “Star Asia Group”).  The Company recognized a gain on the sale in amount of $78, which was included as a component of principal transactions and other income in the Company’s consolidated statements of operations.

Prior to February 20, 2014, the Star Asia Group entities were identified as related parties.  The amounts with respect to the transactions identified below are summarized in the tables at the end of this section.

1. Star Asia invests primarily in Asian commercial real estate structured finance products, including CMBS, corporate debt of REITs and real estate operating companies, whole loans, mezzanine loans and other commercial real estate fixed income investments, and in real property in Japan. Star Asia had been identified as a related party because in the absence of the fair value option of FASB ASC 825, Star Asia would have been treated as an equity method affiliate, and because Daniel G. Cohen, the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of the Company’s European Business, and President of CCFL (formerly the Company’s Chairman and Chief Executive Officer) was a member of Star Asia’s board of directors until the sale of the entity on February 20, 2014. The Company, through Star Asia Manager, had an asset management contract with Star Asia. Gains or losses recognized from this investment for the three months ended March 31, 2014 are disclosed as part of principal transactions in the tables at the end of this section. Amounts earned from the management contract are disclosed as part of management fee revenue in the tables at the end of this section.

2. Star Asia Capital Management serves as the external manager of Star Asia Opportunity (see paragraph F-2 below). Star Asia Capital Management had been identified as a related party because it was an equity method investee of the Company. The Company recognized its share of the income or loss of Star Asia Capital Management as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section. On February 20, 2014, the Company completed the sale of its interests in the Star Asia Group, including Star Asia Capital Management.

3. In December 2012, the Company, along with two other parties, sponsored the creation of a new investment fund, the Star Asia Special Situations Fund, which primarily invests in real estate and securities backed by real estate in Japan.  The Star Asia Special Situations Fund is a closed-end fund that does not offer investor redemptions. It has an initial life of three years, which can be extended under certain circumstances for a total of two years.  The Star Asia Special Situations Fund consummated its closing on December 20, 2012.  The Star Asia Special Situations Fund had been identified as a related party because in the absence of the fair value option of FASB ASC 825, the Company’s investment in the Star Asia Special Situations Fund would be treated as an equity method affiliate of the Company. Gains and losses recognized from this investment are disclosed as part of principal transactions in the tables at the end of this section.

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

5. SAP GP serves as the general partner for the Star Asia Special Situations Fund. SAP GP had been identified as a related party because it was an equity method investee of the Company. The Company did not elect the fair value option for its investment in SAP GP. Income or loss recognized under the equity method is disclosed in the table at the end of this section. Since its inception during the fourth quarter of 2012 and through its sale on February 20, 2014,  the Company had not made an investment or recognized any income or loss under the equity method from SAP GP.

F.  Investment Vehicles and Other

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

2. Star Asia Opportunity is a Delaware limited liability company formed in July 2011 to partially finance the acquisition of seven real estate properties in Japan.  During the second quarter of 2014, the Company received its final liquidating distribution from Star Asia Opportunity.  Star Asia Opportunity had been identified as a related party because it was an equity method investee of the Company. The Company recognized its share of the income or loss of Star Asia Opportunity as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the tables at the end of this section.

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties that are described above.

RELATED PARTY TRANSACTIONS
Three Months Ended March 31, 2015
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
EBC	$-	$-	$-	$-	$-	$56
Mead Park Capital	-	-	-	-	-	136
Mead Park	-	-	-	-	50	-
Woodlea	-	-	-	-	8	-
	$-	$-	$-	$-	$58	$192

RELATED PARTY TRANSACTIONS
Three Months Ended March 31, 2014
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
TBBK	$-	$22	$-	$-	$-	$-
Star Asia (1)	125	-	-	-	-	-
Star Asia Opportunity	-	-	-	(1)	-	-
Star Asia Capital Management (1)	-	-	-	13	-	-
SAA Manager (1)	-	-	-	14	-	-
EBC	-	-	-	-	-	55
Mead Park Capital	-	-	-	-	-	134
	$125	$22	$-	$26	$-	$189

(1)	Effective February 20, 2014, the Company sold its interest in these entities. See paragraph E from above.

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

The Company has a sublease agreement for certain office space with the Company’s Chairman of the Board.  The Company receives payments under this agreement. The payments are recorded as a reduction in the related rent expense.  The Company recorded an immaterial amount of sublease income for the three months ended March 31, 2015.

20. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 19 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	March 31, 2015	December 31, 2014
Employees & other	$353	$552
Due from Related Parties	$353	$552

Mead Park	$50	$-
Woodlea	8	-
Total Due to Related Parties	$58	$-

 ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Institutional Financial Markets, Inc. and its majority owned subsidiaries (collectively, “we,” “us,” “our,” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including fair value of financial instruments. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

•Capital Markets: Our Capital Markets business segment consists primarily of credit-related fixed income sales, trading, and financing, as well as new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, CMBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs and other forward agency MBS contracts, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We carry out our capital market activities primarily through our subsidiaries: JVB in the United States and CCFL in Europe.

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

•Asset Management: Our Asset Management business segment manages assets within CDOs, permanent capital vehicles, managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include ongoing base and incentive management fees. As of March 31, 2015, we had approximately $4.10 billion in AUM of which 99.0% was in CDOs.

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

As a general rule, our trading business benefits from increased market volatility.  Increased volatility usually results in increased activity from our clients and counterparties.  However, periods of extreme volatility may result in client’s reducing their trading volumes which will negatively impact our results.  Also, periods of extreme volatility may result in large fluctuations in securities valuations and we may incur losses on our holdings.

In addition, as a smaller firm, we are exposed to intense competition.  Although we provide financing to our customers, larger firms have a much greater capability to provide their clients with financing which provides them with a competitive advantage.  We are much more reliant upon our employee’s relationships, networks, and abilities to exploit market opportunities.  Therefore, our business may significantly be impacted by the addition or loss of key personnel.

We try to address these challenges by (i) focusing our business on clients and asset classes that are underserved by the large firms; (ii) continuing to monitor our fixed costs to enhance operating leverage and limit our losses during periods of low volumes; and (iii) attempting to hire and retain entrepreneurial and effective traders and salespeople.

Our business environment is rapidly changing.  New risks and uncertainties emerge continuously and it is not possible for us to predict all the risks we will face.  This may negatively impact our operating performance.

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

A portion of our revenues is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of March 31, 2015, 99.0% of our existing AUM are CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not recovered since that time. Consequently, we have been unable to complete a new securitization since 2008.

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the underlying performance of these investments. As of March 31, 2015, we had $25,823 of other investments, at fair value representing our principal investment portfolio. Our results of operations and financial condition will be significantly impacted by the financial results of these investments.

Legislation Affecting the Financial Services Industry

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act contains a variety of provisions designed to regulate financial markets, including credit and derivative transactions. While many provisions of the Dodd-Frank Act have been implemented, other aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over the next several years, thus making it difficult to assess Dodd-Frank’s aggregated impact on the financial industry, including us, at this time. The Dodd-Frank Act establishes enhanced compensation and corporate governance oversight for the financial services industry, provided a specific framework for payment, clearing and settlement regulation, and empowered the SEC to adopt regulations requiring new fiduciary duties and other more stringent regulation of broker-dealers, investment companies, and investment advisers. We will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expect to adapt successfully to any new applicable legislative and regulatory requirements.

Recent Events

Sale of European Operations

On August 19, 2014, we announced that we had entered into a definitive agreement to sell our European operations (the “Europe Sale Agreement”) to an entity controlled by Daniel G. Cohen, the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of our European Business and President of CCFL.  The purchase price of $8,700 consists of an upfront payment of $4,750 (subject to adjustment) and $3,950 to be paid over four years.  Upon closing, we will enter into a non-cancellable trust deed with one of the entities included in the sale that will entitle us to substantially all of the revenues earned from the management of the Munda CLO.  This sale will include all activities carried out in our London, Paris, and Madrid offices and involves approximately 30 employees.  As part of the transaction, Mr. Cohen will resign as President and Chief Executive of our European Business and will receive no severance or other termination benefits.  The transaction is subject to regulatory approval of the United Kingdom Financial Conduct Authority (“FCA”).

Under the terms of the Europe Sale Agreement, we had the right to initiate, solicit, facilitate, and encourage alternative acquisition proposals from third parties for a “go shop” period of up to 90 days from the signing of the purchase agreement. On October 29, 2014, the special committee of the board of directors elected to end the “go shop” period. The “go shop” period did not result in us receiving a superior proposal from a third party, and we intend to pursue the transaction with the entity controlled by Daniel G. Cohen, which is expected to close in the first half of 2015.

The Europe Sale Agreement is subject to customary closing conditions and regulatory approval from the FCA.

On March 26, 2015, the parties to the  Europe Sale Agreement entered into an amendment to (i) extend the deadline for the closing of the transaction from March 31, 2015 to June 30, 2015, and (ii) extend the date on which C&Co Europe Acquisition LLC will be obligated to cause the settlement of intercompany accounts of CCFL, Cohen & Compagnie, SAS, a wholly owned subsidiary of IFMI, LLC, and Unicum Capital, S.L., a wholly owned subsidiary of CCFL, owed to IFMI, LLC from March 31, 2015 to June 30, 2015.

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2015 and 2014.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,		Favorable / (Unfavorable)
	2015	2014	$ Change	% Change
Revenues
Net trading	$7,271	$6,929	$342	5%
Asset management	2,298	4,069	(1,771)	(44)%
New issue and advisory	1,498	330	1,168	354%
Principal transactions and other income	1,727	1,859	(132)	(7)%
Total revenues	12,794	13,187	(393)	(3)%

Operating expenses
Compensation and benefits	7,588	7,970	382	5%
Business development, occupancy, equipment	818	1,058	240	23%
Subscriptions, clearing, and execution	1,848	2,199	351	16%
Professional fee and other operating	2,025	3,321	1,296	39%
Depreciation and amortization	234	331	97	29%
Total operating expenses	12,513	14,879	2,366	16%

Operating income / (loss)	281	(1,692)	1,973	117%

Non-operating income / (expense)

Interest expense, net	(976)	(1,129)	153	14%
Income / (loss) from equity method affiliates	-	26	(26)	(100)%
Income / (loss) before income taxes	(695)	(2,795)	2,100	75%
Income taxes	61	10	(51)	(510)%
Net income / (loss)	(756)	(2,805)	2,049	73%
Less: Net income (loss) attributable to the non-controlling interest	(198)	(707)	(509)	(72)%
Net income / (loss) attributable to IFMI	$(558)	$(2,098)	$1,540	73%

Revenues

Revenues decreased by $393, or 3%, to $12,794 for the three months ended March 31, 2015 from $13,187 for the three months ended March 31, 2014. As discussed in more detail below, the change was comprised of (i) an increase of $342 in net trading revenue; (ii)  a decrease of $1,771 in asset management revenue; (iii)  an increase of $1,168 in new issue and advisory revenue; and (iv) a decrease of $132 in principal transactions and other income.

Net Trading

Net trading revenue increased by $342, or 5%, to $7,271 for the three months ended March 31, 2015 from $6,929 for the three months ended March 31, 2014.     The following table provides detail on net trading revenue by operation.

Our TBA and other forward agency MBS and mortgage trading business has increased from prior year as we have expanded capital dedicated to this business which has allowed us to increase the number of clients served.  This increase was partially offset because we stopped our CLO trading activity subsequent to March 31, 2014.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the three months ended March 31, 2015 may not be indicative of future results. Furthermore, from time to time, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	March 31,		December 31,
	2015	2014	2014	2013
Company sponsored CDOs (1)	$4,013,635	$5,295,645	$4,283,333	$5,377,187
Permanent capital vehicles (2)	-	-	-	109,977
Investment funds (3)	-	-	-	172,052
Managed accounts (4)	40,542	32,733	13,689	35,752
Assets under management (5)	$4,054,177	$5,328,378	$4,297,022	$5,694,968

(1)	Management fee income earned from Company sponsored CDOs is recorded as a component of asset management revenue.
(2)	Management fee income earned from funds managed in permanent capital vehicles is recorded as a component of asset management revenue.
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
(6)

Asset management fees decreased by $1,771, or 44%, to $2,298 for the three months ended March 31, 2015 from $4,069 for the three months ended March 31, 2014, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	March 31, 2015	March 31, 2014	Change
CDO and related service agreements	$2,210	$3,254	$(1,044)
Other	88	815	(727)
Total	$2,298	$4,069	$(1,771)

CDOs

Asset management revenue from company sponsored CDOs decreased by $1,044 to $2,210 for the three months ended March 31, 2015 from $3,254 for the three months ended March 31, 2014. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	March 31, 2015	March 31, 2014	Change
TruPS and insurance company debt - U.S.	$1,014	$1,610	$(596)
High grade and mezzanine ABS	9	148	(139)
TruPS and insurance company debt - Europe	513	649	(136)
Broadly syndicated loans - Europe	674	847	(173)
Total	$2,210	$3,254	$(1,044)

Asset management fees for TruPS and insurance company debt – U.S. declined primarily because in May 2014 and October 2014, two securitizations that we managed had successful auctions and terminated.  We will no longer earn fees related to these securitizations going forward.  We earned a total of $589 in revenue from these two securitizations for the three months ended March 31, 2014.

Asset management fees for high grade and mezzanine ABS declined primarily because the average AUM in the remaining deals in this asset class declined due to defaults of the underlying assets, repayments of the underlying assets, and the transfer of certain management contracts to a third party. As of March 31, 2015, we only manage one remaining contract.  We do not expect to earn material management fees in the future from this asset class.

Asset management fees for TruPS and insurance company debt – Europe declined because of both (i) the decline of collateral balances due to principal payments and defaults and (ii) the impact of foreign exchange rates as these contracts make payments in Euros.

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  Fees declined because the reinvestment period has ended for this CLO.  Following the end of such reinvestment period, principal payments received will be paid out to investors in the CLO.  The fees we earn should decline as the collateral balances decline.  Additionally, this contract also makes payments in Euros, which negatively impacted the revenue earned.

Other

Other asset management revenue decreased by $727 to $88 for the three months ended March 31, 2015 from $815 for the three months ended March 31, 2014.  The decrease was comprised of (i) a decrease of $125 resulting from the sale of Star Asia Manager (see note 4 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q) and (ii) a decrease of $602 in asset management revenue earned from separate accounts.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $1,168, or 354%, to $1,498 for the three months ended March 31, 2015 from $330 for the three months ended March 31, 2014.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $132 to $1,727 for the three months ended March 31, 2015, as compared to $1,859 for the three months ended March 31, 2014.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	March 31, 2015	March 31, 2014	Change
EuroDekania	$(228)	$1,131	$(1,359)
Tiptree	(449)	50	(499)
Currency hedges	409	(347)	756
CLO investments	649	44	605
Other principal investments	18	(4)	22
Gain on sale of Star Asia Group	-	78	(78)
Total principal transactions	399	952	(553)

Alesco X-XVII revenue share	187	188	(1)
Star Asia revenue share	1,102	79	1,023
Strategos revenue share	20	123	(103)
All other income / (loss)	19	517	(498)
Other income	1,328	907	421

Total principal transactions and other income	$1,727	$1,859	$(132)

Principal Transactions

EuroDekania is an investment company and we carry our investment at the NAV of the fund.  Income recognized in each period is a result of changes in the underlying NAV of the fund as well as distributions received.  Our investment in EuroDekania is denominated in Euros.  We sometimes hedge this exposure (as described in greater detail below).  Currently, EuroDekania is not making new investments, and has no plans to make new investments.  As cash is received from its current investments, it has been returned to EuroDekania’s shareholders.

Tiptree is publicly traded and we carry our investment at Tiptree’s closing share price.  Changes in the fair value of our investment in Tiptree represent changes in its share price.

Beginning in the first quarter of 2014, we began investing our capital in investments (primarily in CLOs) that we do not manage.  Our focus on CLO investments capitalizes on our strengths in structured credit and leveraged finance.  The income of $649 recognized during the three months ended March 31, 2015 is comprised of $715 of investment income, $227 of net unrealized gain; partially offset by $293 of impairment charges.

In 2015, our currency hedge consists of a Euro forward agreement designed to hedge the currency risk associated with our investment in EuroDekania.  In 2014, the currency hedge consists of a Yen hedge designed to hedge the currency risk associated with our investment in Star Asia.  The Yen hedge was extinguished in connection with the sale of the Star Asia Group.

On February 20, 2014, we completed the sale of all of our ownership interests in the Star Asia Group.  In consideration for the sale of the Star Asia Group, we received an initial upfront payment of $20,043 and will receive contingent payments equal to 15% of certain revenues generated by Star Asia Manager, SAA Manager, SAP GP, Star Asia Capital Management, and certain affiliated entities  for a period of at least four years.  As a result of the sale of the Star Asia Group, we recorded a gain of $78 in the first quarter of 2014, which is included in the table above.  The gain is attributable to the Star Asia Group as a whole.  It is calculated as the cash received of $20,043 less the combined carrying value of all the entities in the Star Asia Group of $19,965 at the time of the sale.  The Company’s accounting policy is to record contingent payments receivable as income as they are earned.  In the future, the Company will record any contingent income as a component of principal transactions and other income.  These contingent payments are shown in the table above as Star Asia revenue share.

Other Income / (Loss)

Other income increased by $421 to $1,328 for the three months ended March 31, 2015, as compared to $907 for the three months ended March 31, 2014. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.  The Star Asia entity revenue share represents contingent payments that are owed to us from the buyer of our interests in the entities in the Star Asia Group.  The Star Asia revenue share arrangement expires effective January of 2018.  The Alesco X-XVII revenue shares represent contingent payments that are owed to us from the buyer of the Alesco X-XVII management agreements.  This arrangement expires February of 2017.  The Strategos revenue share expired in December 2014 but had a final adjustment which was recorded in the three months ended March 31, 2015.

Operating Expenses

Operating expenses decreased by $2,366, or 16%, to $12,513 for the three months ended March 31, 2015 from $14,879 for the three months ended March 31, 2014. As discussed in more detail below, the change was comprised of (i) a decrease of $382 in compensation and benefits; (ii) a decrease of $240 in business development, occupancy, and equipment; (iii) a decrease of $351 in subscriptions, clearing, and execution; (iv) a decrease of $1,296 of professional fee and other operating; and (v) a decrease of $97 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $382, or 5%, to $7,588 for the three months ended March 31, 2015 from $7,970 for the three months ended March 31, 2014.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	March 31, 2015	March 31, 2014	Change
Cash compensation and benefits	$7,025	$7,297	$(272)
Equity-based compensation	563	673	(110)
Total	$7,588	$7,970	$(382)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $272 to $7,025 for the three months ended March 31, 2015 from $7,297 for the three months ended March 31, 2014. This decrease was a result of a decrease in incentive compensation that is tied to revenue and operating profitability as well as the reduction in our headcount.  Our total headcount decreased from 111 at March 31, 2014 to 104 at March 31, 2015. From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $110 to $563 for the three months ended March 31, 2015 from $673 for the three months ended March 31, 2014.  This was primarily as a result of certain share grants becoming fully vested on or about December 31, 2014 partially offset by the issuance of new grants during 2015.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $240, or 23%, to $818 for the three months ended March 31, 2015 from $1,058 for the three months ended March 31, 2014.  The decrease was comprised of a decrease of $140 in business development and a decrease in occupancy and equipment expenses of $100, primarily as a result of the reduction in headcount and office space in connection with the merger of CCPR and JVB.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $351, or 16%, to $1,848 for the three months ended March 31, 2015 from $2,199 for the three months ended March 31, 2014.  The decrease was due to a reduction in subscriptions of $573, primarily the result of cancellation of subscriptions in connection with the merger of CCPR and JVB, partially offset by an increase in clearing and solicitation costs of $222 primarily as the result of solicitation costs paid related to new issue revenue earned by CCFL.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $1,296, or 39%, to $2,025 for the three months ended March 31, 2015 from $3,321 for the three months ended March 31, 2014. This was comprised of a decrease of $967 in professional fees and a decrease of $329 in other operating expenses.  The decrease in professional fees was primarily due to a decrease in consulting expense.  The decrease in other operating expense was primarily due to reduction in expenses as a result of the reduction in headcount related to the merger of CCPR and JVB.

Depreciation and Amortization

Depreciation and amortization decreased by $97, or 29%, to $234 for the three months ended March 31, 2015 from $331 for the three months ended March 31, 2014.

Non-Operating Income and Expense

Interest Expense

Interest expense decreased by $153, or 14%, to $976 for the three months ended March 31, 2015 from $1,129 for the three months ended March 31, 2014. The decrease was comprised of a decrease of $86 related to our 10.50% Contingent Convertible Senior Notes due 2027 that were repurchased in May 2014 and a decrease of $67 related to reduced interest expense incurred on our junior subordinated notes due to changes in the effective rate used to determine discount amortization.  These notes have a variable rate and we adjust our amortization schedule annually, at the beginning of each year, based on the expected future LIBOR curve.  See note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased by $26, or 100% to $0 for the three months ended March 31, 2015 from $26 for the three months ended March 31, 2014. Income or loss from equity method affiliates represents our share of the related entities’ earnings.

INCOME / (LOSS) FROM EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	March 31, 2015	March 31, 2014	Change
SAA Manager	$-	$14	$(14)
Star Asia Capital Management	-	13	(13)
Star Asia Opportunity	-	(1)	1
Total	$-	$26	$(26)

As of March 31, 2015, we had no investments accounted for under the equity method.  See notes 10 and 19 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $51 to income tax expense / (benefit) of $61 for the three months ended March 31, 2015 from $10 for the three months ended March 31, 2014. The increase was primarily due to increase in foreign taxes incurred in Spain and France. Also, see note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding an income tax assessment received by the Company from the Commonwealth of Pennsylvania.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended March 31, 2015 and 2014 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended March 31, 2015

	Total
	Operating LLC		Consolidated
	Consolidated	IFMI	IFMI
Net income / (loss) before tax	$(695)	$-	$(695)
Income tax expense / (benefit)	61	-	61
Net income / (loss) after tax	(756)	-	(756)
Average effective Operating LLC non-controlling interest (1)%	26.19%
Operating LLC non-controlling interest	(198)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended March 31, 2014

	Total
	Operating LLC		Consolidated
	Consolidated	IFMI	IFMI
Net income / (loss) before tax	$(2,795)	$-	$(2,795)
Income tax expense / (benefit)	10	-	10
Net income / (loss) after tax	(2,805)	-	(2,805)
Average effective Operating LLC non-controlling interest (1)%	25.20%
Operating LLC non-controlling interest	(707)

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

See Liquidity and Capital Resources – Debt Financing and Liquidity and Capital Resources – Contractual Obligations below.

During the third quarter of 2010, our Board of Directors initiated a dividend of $0.05 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, the Company declared a dividend of $0.02 per quarter, which was paid regularly through the first quarter of 2015. The Company’s Board of Directors has the power to decide to increase, reduce, or eliminate dividends in the future. The Company’s Board of Director’s decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our Board of Directors, a pro rata distribution was made to the other members of the Operating LLC upon the payment of dividends to stockholders of the Company.

On May 4, 2015, our Board of Directors declared a cash dividend of $0.02 per share, which will be paid on our common stock on June 2, 2015 to stockholders of record on May 19, 2015.  A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

Cash Flows

We have four primary uses for capital:

(1) To fund the operations of our Capital Markets business segment: Our Capital Markets business segment utilizes capital (i) to fund securities inventory to facilitate client trading activities; (ii) for risk trading on our own account; (iii) to fund our collateralized securities lending activities; (iv) for temporary capital needs associated with underwriting activities; (v) to fund business expansion into existing or new product lines including additional capital dedicated to our TBA and other forward agency MBS and mortgage trading business line; and (vi) to fund any operating losses incurred.

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

(4) To fund potential dividends and distributions: During the third quarter of 2010 and for each subsequent quarter through March 31, 2015, we have declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of March 31, 2015 and December 31, 2014, we maintained cash and cash equivalents of $5,082 and $12,253, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Three Months Ended March 31,
	2015	2014
Cash flow from operating activities	$(9,392)	$1,444
Cash flow from investing activities	2,890	14,088
Cash flow from financing activities	(411)	(410)
Effect of exchange rate on cash	(258)	3
Net cash flow	(7,171)	15,125
Cash and cash equivalents, beginning	12,253	13,161
Cash and cash equivalents, ending	$5,082	$28,286

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Three Months Ended March 31, 2015

As of March 31, 2015, our cash and cash equivalents were $5,082, representing a decrease of $7,171 from December 31, 2014. The decrease was attributable to the cash used by operating activities of $9,392, the cash provided by investing activities of $2,890, the cash used by financing activities of $411, and the decrease in cash caused by the change in exchange rates of $258.

The cash used by operating activities of $9,392 was comprised of (a) net cash inflows of $179 related to working capital fluctuations; (b) net cash outflows of  $9,472 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash outflows from other earnings items of $99 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income or loss from equity method affiliates, equity based compensation, depreciation and amortization, amortization of discount on debt, and impairment of goodwill).

The cash provided by investing activities of $2,890 was comprised of (a) $2,976 of sales and returns of capital of other investments, at fair value cash used to purchase other investments, at fair value partially offset by (b) $1  of purchases of other investments, at fair value and (c) $85 of purchases of furniture, equipment, and leasehold improvements.

The cash used in financing activities of $411 was comprised of (a) $106 of distributions to non-controlling interests related to the Operating LLC and (b) $305 in dividends to shareholders of IFMI.

Three Months Ended March 31, 2014

As of March 31, 2014, our cash and cash equivalents were $28,286, representing a net increase of $15,125 from December 31, 2013. The increase was attributable to the cash provided by operating activities of $1,444, the cash provided by investing activities of $14,088,  the cash used by financing activities of $410, and the increase in cash caused by the change in exchange rates of $3.

The cash provided by operating activities of $1,444 was comprised of (a) net cash outflows of $3,548 related to working capital fluctuations; (b)  net cash inflows of $7,435 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) a net cash outflows from other earnings items of $2,443 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income or loss from equity method affiliates, equity based compensation, depreciation and amortization, amortization of discount on debt, and impairment of goodwill).

The cash provided by investing activities of $14,088 was comprised of (a) $19,924 of net proceeds from the sale of the Star Asia Group; (b) $1,336 of proceeds from sales and returns of principal from other investments, at fair value; (c) $50 in distributions received from equity method affiliates; net of (d) $7,222 of cash used to acquire other investments, at fair value.

The cash used in financing activities of $410 was comprised of (a) $79 used for the payment of employee tax obligations related to restricted stock vesting and (b) $331 in dividends to shareholders of IFMI.

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFL in the United Kingdom. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at March 31, 2015 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)
United States	$267
United Kingdom	1,747
Total	$2,014

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at March 31, 2015, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $12,907. See note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the three months ended March 31, 2015 and the twelve months ended December 31, 2014 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Three Months Ended March 31, 2015	Twelve Months Ended December 31, 2014
Receivables under resale agreements
Period end	$110,913	$101,675
Monthly average	104,370	64,409
Maximum month end	110,913	101,675
Securities sold under agreements to repurchase
Period end	$111,118	$101,856
Monthly average	104,569	64,740
Maximum month end	111,118	101,856

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

Debt Financing

As of March 31, 2015, we had the following sources of debt financing other than securities financing arrangements: (1)  convertible senior notes, comprised of 8.0% Convertible Notes; and (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I.

See note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		March 31, 2015	December 31, 2014	Interest Rate Terms	Interest (3)	Maturity
Convertible senior notes:
8.00% convertible senior notes (the "8.0% Convertible Notes")	$8,248		$8,248	$8,248	8.00%	8.00%	September 2018 (1)

Junior subordinated notes:
Alesco Capital Trust I	28,125	(2)	11,650	11,499	4.25%	4.25%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	8,300	8,192	4.42%	4.42%	March 2035
	$48,125		19,950	19,691
Total			$28,198	$27,939

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

(3)Represents the interest rate in effect as of the last day of the reporting period.

Off-Balance Sheet Arrangements

There were no material off balance sheet arrangements as of March 31, 2015.

Contractual Obligations

The table below summarizes our significant contractual obligations as of March 31, 2015 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 8.0% Convertible Notes are not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities and repurchase agreements.

CONTRACTUAL OBLIGATIONS
March 31, 2015
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$4,686	$1,752	$1,918	$710	$306
Maturity of 8.0% Convertible Notes (1)	8,248	-	-	8,248	-
Interest on 8.0% Convertible Notes (1)	2,330	669	1,338	323	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	44,616	2,082	4,162	4,162	34,210
	$108,005	$4,503	$7,418	$13,443	$82,641

(1)Assumes the 8.0% Convertible Notes are not converted prior to maturity.

(2)The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 4.2546% (based on a 90-day LIBOR rate in effect as of March 31, 2015 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 4.4231% (based on a 90-day LIBOR rate in effect as of March 31, 2015 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target could be Achieved After the Requisite Service Period, which requires a performance target that affects vesting and that could be achieved after the requisite service period be accounted for as a performance condition rather than as a non-vesting condition that affects the grant-date fair value of the award.  A reporting entity should apply existing guidance in Topic 718, Compensation-Stock Compensation, as it relates to such awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December

15, 2015 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect applying this ASU as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements.  We will adopt the provisions of this ASU effective January 1, 2016 and are currently evaluating the new guidance to determine the impact, if any, that it will have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which provides a measurement alternative for an entity that consolidates collateralized financing entities.  A collateralized financing entity is a variable interest entity with nominal or no equity that holds financial assets and issues beneficial interests in those financial assets.  The beneficial interests, which are financial liabilities of the collateralized financing entity, have contractual recourse only to the related assets of the collateralized financing entity. If elected, the alternative method results in the reporting entity measuring both the financial assets and financial liabilities of the collateralized financing entity using the more observable of the two fair value measurements, which effectively removes measurement differences between the financial assets and financial liabilities of the collateralized financing entity previously recorded as net income (loss) attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings. The reporting entity continues to measure its own beneficial interests in the collateralized financing entity (other than those that represent compensation for services) at fair value.  The ASU is effective for annual periods and interim periods with those annual periods beginning after December 15, 2015.  A reporting entity may apply the ASU using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption.  A reporting entity may also apply the ASU retrospectively to all relevant prior periods beginning with the annual period in which ASU No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, was adopted. Early adoption is permitted.  We are currently evaluating the potential impact of the provisions of this ASU on our consolidated financial statements and related disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the requirement of extraordinary items to be separately classified on the income statement.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  A reporting entity may apply the amendments prospectively.  A reporting entity may apply the amendments retrospectively to all prior periods presented in the financial statements.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  We will adopt the provisions of this ASU effective January 1, 2016 and are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, which makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the Variable Interest Entity (“VIE”) guidance. The revised consolidation guidance, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships.  The standard is effective for us beginning on January 1, 2016, however, early adoption is allowed, including in any interim period.  We are currently evaluating the impact of this ASU on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement for debt issuance costs are not affected by the amendments in this Update.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption of these amendments is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, and the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We are currently evaluating the impact of these amendments on the presentation in our consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to the Company’s consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2014. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended March 31, 2015, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Fixed Income Securities: We hold, from time to time, interests in the following financial instruments which can be in the form of securities, loans, or derivatives: U.S. Treasury securities, U.S. government agency MBS, U.S. government agency debt securities, CMOs, non-government MBS, corporate bonds, non-redeemable and redeemable preferred stock, municipal bonds, certificates of deposits, SBA loans, residential loans, whole loans, and unconsolidated investments in the middle and senior tiers of securitization entities and TruPS. We attempt to mitigate our exposure to market risk by entering into economic hedging transactions, which may include TBA and other forward agency MBS transactions. The fixed income category can be broadly broken down into two subcategories: fixed rate and floating rate.

Floating rate instruments and derivatives whose underlying are floating rate instruments are not in themselves particularly sensitive to interest rate risk. Because they generally accrue income at a variable rate, the movement in interest rates typically does not impact their fair value. Fluctuations in their current income due to variations in interest rates are generally not material to us. Floating rate fixed income securities are subject to other market risks such as: default risk of the underlying issuer, changes in issuer’s credit spreads, prepayment rates, investor demand and supply of securities within a particular asset class or industry class of the ultimate obligor. The sensitivity to any individual market risk can be difficult to quantify.

The fair value of fixed rate instruments and derivatives whose underlying are fixed rate instruments is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of March 31, 2015, we would incur a loss of $7,202 if the yield curve rises 100 bps across all maturities and a gain of $7,179 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment that is denominated in Euros.  The fair value of this investment is subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of March 31, 2015, our equity price sensitivity was $485 and our foreign exchange currency sensitivity was $40.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of March 31, 2015, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $3,043 as of March 31, 2015.

Counterparty Risk and Settlement Risk

We are subject to counterparty risk primarily in two areas: our collateralized securities transactions described in note 9 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q, and our forward agency MBS activities described in note 8 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. With respect to the matched book repo financing activities, our risk is that the counterparty does not fulfill its obligation to repurchase the underlying security when it is due. In this case, we would typically liquidate the underlying security, which may result in a loss if the security has declined in value in relation to the balance due from the counterparty under the reverse repurchase agreement.

With respect to our forward agency MBS trading activities, our risk is that the counterparty does not settle the forward contract trade on the scheduled settlement date. In this case, we would have to execute the trade, which may result in a loss based on market movement in the value of the underlying trade between its initial trade date and its settlement date (which can be as long as 120 days). If we were to incur a loss under either of these activities, we have recourse to the counterparty pursuant to the underlying agreements.

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

When we enter into forward agency MBS trades with counterparties, we also require counterparties to post margin with us in the case of the market value of the underlying trade declining. If the counterparty fails to post margin, we will close out the underlying trade. We will sometimes obtain initial margin or a cash deposit from the counterparty which serves a purpose similar to the haircut as an additional buffer against losses. However, some of our forward agency MBS trading activities are done without initial margin or cash deposits.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Incorporated by reference to the headings titled “Legal and Regulatory Proceedings” in note 16 to the consolidated financial statements include in Item 1 in this Quarterly Report on Form 10-Q.

Item  1A.Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2014.

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

Item  6.Exhibits

Exhibit No.	Description

10.1	Letter Agreement, dated March 26, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on March 30, 2015).

11.1	Statement Regarding Computation of Per Share Earnings.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March  31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2015 and 2014, (iii) the Consolidated Statement of Changes in Equity for the Three Months Ended March  31, 2015, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March  31, 2015, and 2014, and (v) Notes to Consolidated Financial Statements.**

*Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

**Filed herewith.

***Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Institutional Financial Markets, Inc.

	By:	/s/ LESTER R. BRAFMAN

Lester R. Brafman
Date: May 5, 2015		Chief Executive Officer

Institutional Financial Markets, Inc.

	By:	/s/ JOSEPH W. POOLER, JR.

Joseph W. Pooler, Jr.
Date: May 5, 2015		Executive Vice President, Chief Financial Officer and Treasurer