Form 10-Q
period 2015-06-30
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2015-08-04
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

As of July 31, 2015,  there were 15,382,811 shares of common stock ($0.001 par value per share) of Institutional Financial Markets, Inc. outstanding.

INSTITUTIONAL FINANCIAL MARKETS, INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2015

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

•a lack of liquidity, i.e., ready access to funds for use in our businesses including the availability of securities financing from our clearing agency;

•the ability to attract and retain personnel;

•the ability to meet regulatory capital requirements administered by federal agencies;

•an inability to generate incremental income from acquired businesses;

•unanticipated market closures due to inclement weather or other disasters;

•the volume of trading in securities;

•the liquidity in capital markets;

•the credit-worthiness of our correspondents, trading counterparties and our banking and margin customers;

•the demand for investment banking services;

•competitive conditions in each of our business segments;

"	the availability of borrowings under credit lines, credit agreements and credit facilities;

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2015
	(unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$12,878	$12,253
Receivables from brokers, dealers and clearing agencies	74,727	48,067
Due from related parties	278	552
Other receivables	6,276	9,398
Investments-trading	108,506	126,748
Other investments, at fair value	20,768	28,399
Receivables under resale agreements	172,746	101,675
Goodwill	7,992	7,992
Other assets	6,538	7,434
Total assets	$410,709	$342,518

Liabilities

Payables to brokers, dealers and clearing agencies	$68,953	$94,444
Due to related parties	51	-
Accounts payable and other liabilities	3,848	5,103
Accrued compensation	1,951	4,054
Trading securities sold, not yet purchased	75,650	48,740
Securities sold under agreement to repurchase	172,717	101,856
Deferred income taxes	3,930	3,888
Debt	28,460	27,939
Total liabilities	355,560	286,024

Commitments and contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 15,382,811 and 15,017,219 shares issued and outstanding, respectively, including 365,592 and 158,438 unvested or restricted share awards, respectively	15	15
Additional paid-in capital	75,278	74,604
Accumulated other comprehensive loss	(846)	(772)
Accumulated deficit	(27,129)	(25,617)
Total stockholders' equity	47,323	48,235
Non-controlling interest	7,826	8,259

Total equity	55,149	56,494
Total liabilities and equity	$410,709	$342,518

                                              See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues

Net trading	$6,742	$6,620	$14,013	$13,549
Asset management	2,260	3,194	4,558	7,263
New issue and advisory	651	2,388	2,149	2,718
Principal transactions and other income	1,398	2,033	3,125	3,892
Total revenues	11,051	14,235	23,845	27,422

Operating expenses

Compensation and benefits	6,151	7,568	13,739	15,538
Business development, occupancy, equipment	824	979	1,642	2,037
Subscriptions, clearing, and execution	1,498	2,052	3,346	4,251
Professional fee and other operating	1,840	1,908	3,865	5,229
Depreciation and amortization	227	267	461	598
Impairment of goodwill	-	3,121	-	3,121
Total operating expenses	10,540	15,895	23,053	30,774

Operating income / (loss)	511	(1,660)	792	(3,352)

Non-operating income / (expense)

Interest expense	(991)	(1,109)	(1,967)	(2,238)
Income / (loss) from equity method affiliates	-	1	-	27
Income / (loss) before income tax expense / (benefit)	(480)	(2,768)	(1,175)	(5,563)
Income tax expense / (benefit)	(15)	89	46	99
Net income / (loss)	(465)	(2,857)	(1,221)	(5,662)
Less: Net (loss) / income attributable to the non-controlling interest	(120)	(734)	(318)	(1,441)
Net income / (loss) attributable to IFMI	$(345)	$(2,123)	$(903)	$(4,221)

Income / (loss) per share data (see Note 17):
Basic income / (loss) per common share	$(0.02)	$(0.14)	$(0.06)	$(0.28)
Weighted average shares outstanding-basic	15,229,340	15,105,751	15,189,273	14,987,079

Diluted income / (loss) per common share	$(0.02)	$(0.14)	$(0.06)	$(0.28)
Weighted average shares outstanding-diluted	20,553,430	20,429,891	20,513,363	20,311,216

Dividends declared per common share	$0.02	$0.02	$0.04	$0.04

Comprehensive income / (loss):
Net income / (loss) (from above)	$(465)	$(2,857)	$(1,221)	$(5,662)
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	146	74	(92)	90
Other comprehensive income / (loss), net of tax of $0	146	74	(92)	90
Comprehensive income / (loss)	(319)	(2,783)	(1,313)	(5,572)
Less: comprehensive income / (loss) attributable to the non-controlling interest	(82)	(714)	(342)	(1,417)
Comprehensive income / (loss) attributable to IFMI	$(237)	$(2,069)	$(971)	$(4,155)

                                          See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Institutional Financial Markets, Inc.
	Preferred Stock $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2014	$5	$15	$74,604	$(25,617)	$(772)	$48,235	$8,259	$56,494
Net loss	-	-	-	(903)	-	(903)	(318)	(1,221)
Other comprehensive income/ (loss) (1)	-	-	-	-	(68)	(68)	(24)	(92)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	90	-	(6)	84	(84)	-
Equity-based compensation and vesting of shares	-	-	584	-	-	584	206	790
Dividends/Distributions	-	-	-	(609)	-	(609)	(213)	(822)
June 30, 2015	$5	$15	$75,278	$(27,129)	$(846)	47,323	$7,826	$55,149

(1)	Represents foreign currency translation adjustment. There were no amounts reclassified from accumulated other comprehensive income / (loss).

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income (loss)	$(1,221)	$(5,662)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	790	914
Accretion of income on other investments, at fair value	(1,332)	(249)
Realized loss / (gain) on other investments	1,965	57
Change in unrealized (gain) loss on other investments, at fair value	(1,611)	(1,973)
Depreciation and amortization	461	598
Amortization of discount on debt	521	677
Impairment of goodwill	-	3,121
(Income) / loss from equity method affiliates	-	(27)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	3,122	698
(Increase) decrease in investments-trading	18,242	3,358
(Increase) decrease in other assets	530	(278)
(Increase) decrease in receivables under resale agreement	(71,071)	(6,580)
Change in receivables from / payables to related parties, net	325	82
Increase (decrease) in accrued compensation	(2,103)	(1,450)
Increase (decrease) in accounts payable and other liabilities	(1,290)	(3,485)
Increase (decrease) in trading securities sold, not yet purchased, net	26,910	5,235
Change in receivables from/ payables to brokers, dealers, and clearing agencies, net	(52,151)	(1,857)
Increase (decrease) in securities sold under agreement to repurchase	70,861	7,981
Increase (decrease) in deferred income taxes	42	-
Net cash provided by (used in) operating activities	(7,010)	1,160
Investing activities
Purchase of investments-other investments, at fair value	(232)	(20,843)
Sales and returns of principal of other investments, at fair value	8,841	3,643
Proceeds from sale of Star Asia and related entities, net	-	19,924
Return from equity method affiliates	-	67
Purchase of furniture, equipment, and leasehold improvements	(95)	(127)
Net cash provided by (used in) investing activities	8,514	2,664
Financing activities
Repayment and repurchase of debt	-	(3,121)
Cash used to net share settle equity awards	-	(79)
IFMI non-controlling interest distributions	(213)	(213)
IFMI dividends	(609)	(657)
Net cash provided by (used in) financing activities	(822)	(4,070)
Effect of exchange rate on cash	(57)	13
Net increase (decrease) in cash and cash equivalents	625	(233)

Cash and cash equivalents, beginning of period	12,253	13,161
Cash and cash equivalents, end of period	$12,878	$12,928

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

The Company

From its formation until December 16, 2009, Cohen Brothers operated as a privately owned limited liability company. On December 16, 2009, Cohen Brothers completed its merger (the “Merger”) with a subsidiary of Alesco Financial Inc. (“AFN”), a publicly traded real estate investment trust.

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

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). Effective January 1, 2010, the Company ceased to qualify as a real estate investment trust, or a REIT. The Company trades on the NYSE MKT LLC (formerly known as the NYSE Amex LLC) under the ticker symbol “IFMI.” The Company is a financial services company specializing in credit related fixed income investments. As of June 30, 2015, the Company had $4.03 billion in assets under management (“AUM”),  of which 98.9% was in collateralized debt obligations (“CDOs”).

In these financial statements, the “Company” refers to IFMI and its subsidiaries on a consolidated basis; “IFMI, LLC” or the“Operating LLC” refers to the main operating subsidiary of the Company, IFMI LLC (formerly Cohen Brothers);  “Cohen Brothers” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc. “JVB Holdings” refers to JVB Financial Holdings, L.L.C.; “JVB” refers to JVB Financial Group LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom; “CCPRH” refers to C&Co/PrinceRidge Holdings LP (formerly known as PrinceRidge Holdings LP) and its subsidiaries; “PrinceRidge GP” refers to C&Co/PrinceRidge Partners LLC, (formerly known as PrinceRidge Partners LLC); “PrinceRidge” refers to CCPRH together with PrinceRidge GP; and “CCPR” refers to C&Co/PrinceRidge LLC (formerly known as The PrinceRidge Group LLC), a broker dealer subsidiary. “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

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

The Company’s business is organized into the following three business segments:

Capital Markets: The Company’s Capital Markets business segment consists primarily of credit-related fixed income sales, trading, and financing, as well as new issue placements in corporate and securitized products and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds and loans, asset backed securities (“ABS”), mortgage backed securities (“MBS”),  residential mortgage backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations

(“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposits (“CDs”) for small banks, hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. As of June 30, 2015, the Company carried out its capital market activities primarily through its subsidiaries: JVB in the United States and CCFL in Europe.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2014.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Adoption of New Accounting Standards

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations.  The guidance in this ASU raises the threshold for a disposal to qualify as a discontinued operation and certain other disposals that do not meet the definition of a discontinued operation. Under the new provisions, only disposals representing a strategic shift in operations – that is or will have a major effect on an entity’s operations and financial results should be presented as a discontinued operation.  Examples include a disposal of a major line of business, a major geographical area, a major equity method investment, or other major parts of an entity.  The new provisions also require new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation.  The provisions of this ASU are effective for annual periods beginning on or after December 15, 2014 and interim periods within that year.  The ASU is applied prospectively.  Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued.  The Company’s adoption of the provisions of ASU 2014-08 effective January 1, 2015 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions that are repurchase agreements where the maturity of the security transferred as collateral matches the maturity of the repurchase agreement. According to the new guidance, all repurchase-to-maturity transactions will be accounted for as secured borrowing transactions in the same way as other repurchase agreements rather than as sales of a financial asset and forward commitment to repurchase.  The amendments also change the accounting for repurchase financing arrangements which are transactions involving the transfer of a financial asset to a counterparty executed contemporaneously with a reverse repurchase agreement with the same counterparty.  Under the new guidance, all repurchase financings will now be accounted for separately, which will result in secured lending accounting for the reverse repurchase agreement.  The guidance also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014 with early adoption prohibited.  An entity will be required to present changes in accounting for all outstanding repurchase-to-maturity transactions and repurchase financing arrangements as a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The disclosures for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015.  The Company’s adoption of the provisions of this ASU effective January 1, 2015 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.  The Company presented the new disclosures for repurchase agreements accounted for as secured borrowings as of June 30, 2015.  See note 9.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of June 30, 2015 and December 31, 2014, the fair value of the Company’s debt was estimated to be $37.3 million and $39.3 million, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target could be Achieved After the Requisite Service Period, which requires a performance target that affects vesting and that could be achieved after the requisite service period be accounted for as a performance condition rather than as a non-vesting condition that affects the grant-date fair value of the award.  A reporting entity should apply existing guidance in Topic 718, Compensation-Stock Compensation, as it relates to such awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying this ASU as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements.  The Company will adopt the provisions of this ASU effective January 1, 2016 and is currently evaluating the new guidance to determine the impact, if any, that it will have on the Company’s consolidated financial statements.

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

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  Reporting entities are permitted to use net asset value (“NAV”) as a practical expedient to measure the fair value of certain investments.  Under current U.S. GAAP, investments that use the NAV practical expedient to measure fair value are categorized within the fair value hierarchy as level 2 or level 3 investments depending on their redemption attributes, which has led to diversity in practice.  This ASU will remove the requirement to categorize within the fair value hierarchy all investments that use the NAV practical expedient for fair value measurement purposes.  Furthermore, the ASU will remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The ASU is effective for fiscal years beginning after December 15, 2015 and interim periods with those fiscal years.  The ASU must be applied retrospectively to all prior periods presented.  The Company will adopt this ASU on January 1, 2016.  The adoption of this ASU is expected to have an impact on the disclosures to the Company’s financial statements.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements, which covers a wide range of Topics in the Codification.  The amendment in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  The transition guidance varies based on the amendments in this ASU.  The amendments in this ASU that require transition guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted, including adoption in an interim period.  All other amendments are effective upon the issuance of this ASU.  The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements and disclosures.

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

Upon closing, the Operating LLC will also enter into a non-cancellable trust deed agreement with one of the entities included in the sale of the Company’s European operations (the manager of the Munda CLO I), which will result in the Operating LLC retaining the right to substantially all revenues from the management of Munda CLO I, as well as the proceeds from any potential future sale of the Munda CLO I management agreement. Revenue generated by the Munda CLO for the six months ended June 30, 2015 and 2014 was $1,332 and $1,695, respectively, and for the three months ended June 30, 2015 and 2014 was $657 and $848, respectively.

Under the terms of the Europe Sale Agreement, the Operating LLC will divest its European operations, including asset management and capital market activities through offices located in London, Paris, and Madrid, and approximately 25 employees will transition from the Operating LLC to C&Co Europe Acquisition LLC.  Upon the closing of the transaction, Mr. Cohen will be deemed to have voluntarily terminated employment with the Company and its affiliates and will resign from all other positions and offices that he holds with the Company and its affiliates.  Notwithstanding the foregoing, Mr. Cohen will receive no severance or other compensation related to such termination and resignation and Mr. Cohen will remain Vice Chairman of the Company’s Board of Directors and IFMI’s largest shareholder (including voting only shares).

The Operating LLC’s European asset management business to be sold pursuant to the Europe Sale Agreement includes management agreements for the Dekania Europe I, II, and III CDOs and the management agreements for several European managed accounts.  As of June 30, 2015, these European assets under management totaled approximately $790,799, which represented 20% of the Company’s total AUM. Although the manager of Munda CLO I will be part of the transferred business, the Munda CLO I management agreement will be held in trust for the benefit of the Operating LLC. As of June 30, 2015, the Munda CLO I assets under management totaled approximately $589,425, which represented 15% of the Company’s total AUM.  The Operating LLC’s European capital markets business consists of credit-related fixed income sales, trading, and financing as well as new issue placements in corporate and securitized products and advisory services, operating primarily through the Operating LLC’s subsidiary, CCFL.

The combined European business to be sold, excluding the revenues and expenses related to Munda CLO I, accounted for approximately $2,737 of revenue for the six months ended June 30, 2015, and $1,660 of operating loss for the six months ended June 30, 2015, and included approximately $(769) of net assets as of June 30, 2015.

Under the terms of the Europe Sale Agreement, the Operating LLC had the right to initiate, solicit, facilitate, and encourage alternative acquisition proposals from third parties for a “go shop” period of up to 90 days from the signing of the purchase agreement. On October 29, 2014, the special committee of the board of directors elected to end the “go shop” period. The “go shop” period did not result in the Operating LLC receiving a superior proposal from a third party, and the Operating LLC intends to pursue the transaction with the entity controlled by Daniel G. Cohen, which is expected to close by the end of 2015.

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

On June 30, 2015, the parties to the Europe Sale Agreement agreed to extend the deadline for the closing from June 30, 2015 to December 31, 2015 and the settlement date of the Intercompany Payables from June 30, 2015 to December 31, 2015 (the “Second Extension”).

In connection with the Second Extension, the parties to the Europe Sale Agreement agreed that if the Europe Sale Agreement is terminated in accordance with its terms (as amended by the Second Extension) prior to the closing, then (i) Mr. Cohen will pay $600 in respect of a portion of the legal and financial advisory fees and expenses incurred by the Operating LLC and the Special Committee in connection with the transactions contemplated by the Europe Sale Agreement since April 1, 2014 and (ii) an amendment (the “Employment Agreement Amendment”) to the Amended and Restated Employment Agreement, dated as of May 9, 2013, among the Operating LLC, the Company, Mr. Cohen and J.V.B. Financial Group Holdings, LP (formerly known as C&Co/PrinceRidge Holdings LP) (the “Employment Agreement”), will become effective. The Employment Agreement Amendment will provide that if Mr. Cohen’s employment is terminated by the Operating LLC without cause, or by Mr. Cohen for good reason (as such terms are defined in the Employment Agreement), the Operating LLC will pay Mr. Cohen a maximum of $1,000 as a severance benefit. The Employment Agreement currently provides that in the event of such termination, the Operating LLC will pay Mr. Cohen a minimum of $3,000 as a severance benefit.

5. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following at June 30, 2015 and December 31, 2014, respectively.

RECEIVABLES FROM BROKERS, DEALERS AND CLEARING AGENCIES
(Dollars in Thousands)

	June 30, 2015	December 31, 2014
Deposits with clearing agencies	$1,269	$1,296
Unsettled regular way trades, net	2,234	-
Receivables from clearing agencies	71,224	46,771
Receivables from brokers, dealers, and clearing agencies	$74,727	$48,067

Deposits with clearing agencies represent funds the Company is required to deposit with its clearing agencies per the terms of each clearing agreement.  These amounts are required to remain on deposit with the clearing agency so long as the clearing agreement is in effect.

Securities transactions that settle in the regular way are recorded on the trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets.

Receivables from clearing agencies include free credit balances, proceeds from securities sold, including financial instruments sold not yet purchased, and other amounts receivable.   Proceeds related to financial instruments sold, not yet purchased may be restricted until the securities are purchased.

Amounts payable to brokers, dealers, and clearing agencies consisted of the following at June 30, 2015 and December 31, 2014, respectively.

PAYABLES TO BROKERS, DEALERS AND CLEARING AGENCIES
(Dollars in Thousands)

	June 30, 2015	December 31, 2014
Unsettled regular way trades, net	$-	$4,971
Margin payable	68,953	89,473
Payables to brokers, dealers, and clearing agencies	$68,953	$94,444

Margin payable represents borrowings from clearing agencies to finance the Company’s trading inventory.  Effectively, all of the Company’s trading assets and deposits with clearing agencies serve as collateral for the margin payable.  These assets are held by the Company’s clearing agency.  The Company incurred interest on margin payable of $279 and $172 for the six months ended June 30, 2015 and 2014, respectively, and $157 and $106 for the three months ended June 30, 2015 and 2014, respectively.

6. FINANCIAL INSTRUMENTS

Investments—Trading

The following table provides detail of the investments classified as investments-trading as of the periods indicated.

INVESTMENTS - TRADING
(Dollars in Thousands)

	June 30, 2015	December 31, 2014
U.S. government agency MBS and CMOs (1)	$8,932	$11,647
U.S. government agency debt securities	16,008	25,785
RMBS	231	358
U.S. Treasury securities	1,533	1,131
CLOs	-	952
Other ABS	18	112
SBA loans	33,829	29,681
Corporate bonds and redeemable preferred stock	25,392	22,142
Municipal bonds	20,295	33,664
Certificates of deposit	2,268	985
Equity securities	-	291
Investments-trading	$108,506	$126,748

(1)Includes TBAs and other forward agency MBS contracts. See note 8.

Trading Securities Sold, Not Yet Purchased

The following table provides detail of the trading securities sold, not yet purchased as of the periods indicated.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	June 30, 2015	December 31, 2014
U.S. government agency MBS (1)	$3,516	$1,666
U.S. Treasury securities	51,987	15,644
SBA loans	1	4
Corporate bonds and redeemable preferred stock	20,121	31,406
Municipal bonds	25	20
Trading securities sold, not yet purchased	$75,650	$48,740

(1)Includes TBAs and other forward agency MBS contracts. See note 8.

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the change in unrealized (losses) gains in the amount of $ (14) and $ (1,211) for the six months ended June 30, 2015 and 2014, respectively, in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	June 30, 2015
	Cost	Carrying Value	Unrealized Gain(Loss)
CLOs	$17,541	$16,248	$(1,293)
CDOs	193	27	(166)
Equity Securities:
EuroDekania	5,812	2,844	(2,968)
Tiptree Financial, Inc. ("Tiptree")	2,519	1,029	(1,490)
Other securities	176	34	(142)
Total equity securities	8,507	3,907	(4,600)
Residential loans	101	548	447
Foreign currency forward contracts	-	38	38
Other investments, at fair value	$26,342	$20,768	$(5,574)

	December 31, 2014
	Cost	Carrying Value	Unrealized Gain(Loss)
CLOs	$23,139	$21,518	$(1,621)
CDOs	193	11	(182)
Equity Securities:
EuroDekania	6,503	3,717	(2,786)
Tiptree	5,455	2,472	(2,983)
Other securities	176	33	(143)
Total equity securities	12,134	6,222	(5,912)
Residential loans	118	565	447
Foreign currency forward contracts	-	83	83
Other investments, at fair value	$35,584	$28,399	$(7,185)

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) of $ (354) and $ 1,916 related to changes in fair value of investments that are included as a component of other investments, at fair value during the six months ended June 30, 2015 and 2014, respectively. The Company recognized net gains (losses) of $ (38) and $1,010 related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended June 30, 2015 and 2014, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities.  There were no transfers between level 1 and level 2 of the fair value hierarchy during the three and six months ended June 30, 2015 and 2014.  Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in or transfers out of the level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
June 30, 2015
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$8,932	$-	$8,932	$-
U.S. government agency debt securities	16,008	-	16,008	-
RMBS	231	-	231	-
U.S. Treasury securities	1,533	1,533	-	-
Other ABS	18	-	18	-
SBA loans	33,829	-	33,829	-
Corporate bonds and redeemable preferred stock	25,392	-	25,392	-
Municipal bonds	20,295	-	20,295	-
Certificates of deposit	2,268	-	2,268	-
Total investments - trading	$108,506	$1,533	$106,973	$-

Other investments, at fair value
EuroDekania (1)	$2,844	$-	$-	$2,844
Tiptree (2)	1,029	1,029	-	-
Other equity securities	34	24	10	-
CLOs	16,248	-	-	16,248
CDOs	27	-	-	27
Residential loans	548	-	548	-
Foreign currency forward contracts	38	38	-	-
Total other investments, at fair value	$20,768	$1,091	$558	$19,119

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency MBS	$3,516	$-	$3,516	$-
U.S. Treasury securities	51,987	51,987	-	-
SBA loans	1	-	1	-
Corporate bonds	20,121	-	20,121	-
Municipal bonds	25	-	25	-
Total trading securities sold, not yet purchased	$75,650	$51,987	$23,663	$-

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

LEVEL 3 INPUTS
Six Months Ended June 30, 2015
(Dollars in Thousands)

	December 31, 2014	Net trading	Gains and losses (3)	Transfers out of Level 3	Accretion of income (3)	Purchases	Sales and returns of capital	June 30, 2015	Change in unrealized gains /(losses) (1)
Assets
Other investments, at fair value:
Equity Securities:
EuroDekania (2)	$3,717	$-	$(182)	$-	$-	$-	$(691)	$2,844	$(182)
Total equity securities	3,717	-	(182)	-	-	-	(691)	2,844	(182)
CLOs	21,518	-	(187)	-	1,332	-	(6,415)	16,248	328
CDOs	11	-	16	-	-	-	-	27	16
Total other investments, fair value	$25,246	$-	$(353)	$-	$1,332	$-	$(7,106)	$19,119	$162

(1)Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)Hybrid Securities Funds—European.

(3)   Recorded as a component of principal transactions and other income in the consolidated statement of operations.

LEVEL 3 INPUTS
Six Months Ended June 30, 2014
(Dollars in Thousands)

	December 31, 2013	Net trading	Gains and losses (5)	Transfers out of Level 3	Accretion of income (5)	Purchases	Sales and returns of capital	June 30, 2014	Change in unrealized gains /(losses) (1)
Assets
Investments-trading
CLOs (3)	$186	$(3)	$-	$-	$-	$-	$(183)	$-	$-
Total investments-trading	$186	$(3)	$-	$-	$-	$-	$(183)	$-	$-

Other investments, at fair value:
Equity Securities:
EuroDekania (2)	$4,192	$-	$1,444	$-	$-	$-	$(1,346)	$4,290	$1,444
Star Asia (4)	17,104	-	78	-	-	-	(17,182)	-	-
Star Asia Special Situations Fund (4)	2,747	-	-	-	-	-	(2,747)	-	-
Total equity securities	24,043	-	1,522	-	-	-	(21,275)	4,290	1,444
CLOs (3)	-	-	6	-	249	20,819	(2,281)	18,793	(16)
CDOs	35	-	4	-	-	-	-	39	4
Total other investments, fair value	$24,078	$-	$1,532	$-	$249	$20,819	$(23,556)	$23,122	$1,432

(1)   Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)Hybrid Securities Funds—European.

(3)Sales in investments-trading include $133 of an investment in a CLO that was reclassified from investments-trading to other investments, at fair value, which is included in purchases in other investments, at fair value as of June 30, 2014.

(4)Real Estate Funds – Asian. The Company sold its investment in Star Asia and Star Asia Special Situations Fund on February 20, 2014 along with its investment in certain other related entities.

(5)   Recorded as a component of principal transactions and other income in the consolidated statement of operations.

LEVEL 3 INPUTS
Three Months Ended June 30, 2015
(Dollars in Thousands)

	March 31, 2015	Net trading	Gains and losses (3)	Transfers out of Level 3	Accretion of income (3)	Purchases	Sales and returns of capital	June 30, 2015	Change in unrealized gains /(losses) (1)
Assets
Other investments, at fair value:
Equity Securities:
EuroDekania (2)	$2,797	$-	$47	$-	$-	$-	$-	$2,844	$47
Total equity securities	2,797	-	47	-	-	-	-	2,844	47
CLOs	20,446	-	(121)	-	617	-	(4,694)	16,248	101
CDOs	28	-	(1)	-	-	-	-	27	(1)
Total other investments, fair value	$23,271	$-	$(75)	$-	$617	$-	$(4,694)	$19,119	$147

 (1)Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)Hybrid Securities Funds—European.

(3)   Recorded as a component of principal transactions and other income in the consolidated statement of operations.

LEVEL 3 INPUTS
Three Months Ended June 30, 2014
(Dollars in Thousands)

	March 31, 2014	Net trading	Gains and losses (4)	Transfers out of Level 3	Accretion of income (4)	Purchases	Sales and returns of capital	June 30, 2014	Change in unrealized gains /(losses) (1)
Assets
Investments-trading
CLOs (3)	$134	$19	$-	$-	$-	$-	$(153)	$-	$-
Total investments-trading	$134	$19	$-	$-	$-	$-	$(153)	$-	$-

Other investments, at fair value:
Equity Securities:
EuroDekania (2)	$3,997	$-	$313	$-	$-	$-	$(20)	$4,290	$313
Total equity securities	3,997	-	313	-	-	-	(20)	4,290	313
CLOs (3)	7,109	-	6	-	205	13,754	(2,281)	18,793	(16)
CDOs	25	-	14	-	-	-	-	39	14
Total other investments, fair value	$11,131	$-	$333	$-	$205	$13,754	$(2,301)	$23,122	$311

(1)Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)Hybrid Securities Funds—European.

(3)Sales in investments-trading include $133 of an investment in a CLO that was reclassified from investments-trading to other investments, at fair value, which is included in purchases in other investments, at fair value as of June 30, 2014.

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

Investments-trading: During the six and three months ended June 30, 2015 and 2014,  there were no transfers into or out of level 3 of the valuation hierarchy.

Other investments, at fair value:  During the six and three months ended June 30, 2015 and 2014,  there were no transfers into or out of level 3 of the valuation hierarchy.

 The following tables provide the quantitative information about level 3 fair value measurements as of June 30, 2015 and December 31, 2014.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	June 30, 2015	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$16,248	Discounted Cash Flow Model	Yield	17.6%	13.7% - 21.0%
			Duration (years)	4.5	3.6 - 7.6
			Default rate	1.0%	1.0%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2014	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$21,518	Discounted Cash Flow Model	Yield	16.2%	12.4% - 18.3%
			Duration (years)	4.1	2.6 - 4.5
			Default rate	1.0%	1.0%

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

Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	Fair Value June 30, 2015	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$2,844	N/A	N/A	N/A
	$2,844

	Fair Value December 31, 2014	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$3,717	N/A	N/A	N/A
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

The Company may, from time to time, enter into derivatives to manage its risk exposures (i) arising from fluctuations in foreign currency rates with respect to the Company’s investments in foreign currency denominated investments; (ii) arising from the Company’s investments in interest sensitive investments; and (iii) arising from the Company’s facilitation of mortgage-backed trading. Derivatives entered into by the Company, from time to time, may include (i) foreign currency forward contracts; (ii) purchase and sale agreements of TBAs and other forward agency MBS contracts; and (iii) other extended settlement trades.

TBAs are forward contracts to purchase or sell mortgage-backed securities whose collateral remain “to be announced” until just prior to the trade settlement. In addition to TBAs, the Company sometimes enters into forward purchases or sales of agency mortgage-backed securities where the underlying collateral has been identified.  These transactions are referred to as other forward agency MBS contracts.   TBAs and other forward agency MBS contracts are accounted for as derivatives by the Company under FASB ASC 815.  The settlement of these transactions is not expected to have a material effect on the Company’s consolidated financial statements.

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

The Company may, from time to time, enter into the following derivative instruments:

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of June 30, 2015 and December 31, 2014, the Company had outstanding foreign currency forward contracts with a notional amount of 2.75 million Euros and 3 million Euros, respectively.

TBAs and Other Forward Agency MBS Contracts

The Company enters into TBAs and other forward agency MBS transactions for three main reasons:

(i)

The Company trades U.S. government agency obligations.  In connection with these activities, the Company may be required to maintain inventory in order to facilitate customer transactions.  In order to mitigate exposure to market risk, the Company may enter into the purchase and sale of TBAs and other forward agency MBS contracts.

(ii)

The Company also enters into TBAs and other forward agency MBS contracts in order to assist clients (generally small to mid-size mortgage loan originators) in hedging the interest rate risk associated with the mortgages owned by these clients.

(iii)	Finally, the Company may enter into TBAs and other forward agency MBS contracts on a speculative basis.

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments—trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At June 30, 2015, the Company had open TBA and other forward agency MBS sale agreements in the notional amount of $709,698 and open TBA and other forward agency MBS purchase agreements in the notional amount of $756,540. At December 31, 2014, the Company had open TBA and other forward agency MBS sale agreements in the notional amount of $318,463 and open TBA and other forward agency MBS purchase agreements in the notional amount of $318,463.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as a derivative as either a forward purchase commitment or a forward sale commitment.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. At June 30, 2015, the Company had open forward purchase commitments of $7,836 and open forward sale commitments of $0.  At December 31, 2014, the Company had open forward purchase commitments of $3,517 and open forward sale commitments of $0.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of June 30, 2015 and December 31, 2014.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	June 30, 2015	December 31, 2014

TBAs and other forward agency MBS	Investments-trading	$3,576	$1,928
Other extended settlement trades	Investments-trading	26	2
Foreign currency forward contracts	Other investments, at fair value	38	83
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(3,516)	(1,666)
Other extended settlement trades	Trading securities sold, not yet purchased	(1)	(4)
		$123	$343

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Foreign currency forward contracts	Revenues-principal transactions and other income	$288	$(347)
Other extended settlement trades	Revenue-net trading	28	-
TBAs and other forward agency MBS	Revenues-net trading	3,043	1,869
		$3,359	$1,522

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014

Foreign currency forward contracts	Revenues-principal transactions and other income	$(121)	$-
Other extended settlement trades	Revenue-net trading	26	-
TBAs and other forward agency MBS	Revenues-net trading	1,466	1,189
		$1,371	$1,189

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

The Company enters into reverse repurchase agreements to acquire securities to cover short positions, as an investment, or as part of its matched book repo financing business. The Company enters into repurchase agreements to finance the Company’s securities positions held in inventory or to finance reverse repurchase agreements entered into as an investment.

At June 30, 2015 and December 31, 2014, the Company held reverse repurchase agreements of $172,746 and $101,675, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $184,006 and $107,931, respectively.

At June 30, 2015 and December 31, 2014, the Company had repurchase agreements of $172,717 and $101,856, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $183,856 and $108,065, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

The following table is a summary of the remaining contractual maturity of the gross obligations under repurchase agreements accounted for as secured borrowings segregated by the underlying collateral pledged.

Repurchase Agreements Accounted for as Secured Borrowings
(Dollars in thousands)
June 30, 2015

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. government agency MBS	$-	$152,650	$-	$-	$152,650
U.S. government agency CMOs	-	556	-	-	556
Private CMOs	-	19,511			19,511
	$-	$172,717	$-	$-	$172,717

Gross amount of recognized liabilities for repurchase agreements					$172,717

10. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets included:

OTHER ASSETS
(Dollars in Thousands)

	June 30, 2015	December 31, 2014
Deferred costs	$1,660	$1,665
Prepaid expenses	1,782	1,835
Prepaid income taxes	103	-
Security deposits	1,855	2,417
Miscellaneous other assets	175	190
Cost method investment	13	11
Furniture, equipment, and leasehold improvements, net	784	1,150
Intangible assets	166	166
Other assets	$6,538	$7,434

Accounts payable and other liabilities included:

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	June 30, 2015	December 31, 2014
Accounts payable	$619	$512
Rent payable	520	626
Accrued interest payable	307	318
Accrued interest on securities sold, not yet purchased	565	626
Payroll taxes payable	373	754
Accrued income taxes	-	63
Other general accrued expenses	1,464	2,204
Accounts payable and other liabilities	$3,848	$5,103

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

The Company classifies the VIEs it is involved with into two groups: (i) VIEs managed by the Company and (ii) VIEs managed by third parties.  In the case of the VIEs that the Company has been involved with, the Company has generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance.  This is not a blanket conclusion as it is possible for an entity other than the manager to have the power to direct such matters.  However, for all the VIEs the Company is involved with as of June 30, 2015, the Company has drawn this conclusion.

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

As of June 30, 2015, the Company had variable interests in various securitization VIEs, but determined that it is not the primary beneficiary thereof, and, therefore, the Company is not consolidating the securitization VIEs.  The maximum potential financial statement loss the Company could incur if the securitization vehicles were to default on all of their obligations is (i) the loss of value of the interests in securitizations that the Company holds in its inventory at the time and (ii) any management fee receivables in the case of managed VIEs.  The Company has not provided financial support to these VIEs during the six and three months ended June 30, 2015 and 2014 and had no liabilities, contingent liabilities, guarantees (implicit or explicit) related to these VIEs at June 30, 2015 and December 31, 2014.

The table below presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interest in identified VIEs with the exception of (i) the two trusts VIEs that hold the Company’s junior subordinated notes (see note 12) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold but not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it held variable interests at June 30, 2015 and December 31, 2014.

NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	June 30, 2015

	Other Receivable	Other Investments, at fair value	Other Assets	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$1,657	$-	$-	$1,657
Third party managed VIEs	67	16,275	173	16,515
Total	$1,724	$16,275	$173	$18,172

	December 31, 2014

	Other Receivable	Other Investments, at fair value	Other Assets	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$1,829	$-	$-	$1,829
Third party managed VIEs	73	21,529	190	21,792
Total	$1,902	$21,529	$190	$23,621

12. DEBT

The Company had the following debt outstanding:

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		June 30, 2015	December 31, 2014	Interest Rate Terms	Interest (3)	Maturity
Convertible senior notes:
8.00% convertible senior notes (the "8.0% Convertible Notes")	$8,248		$8,248	$8,248	8.00%	8.00%	September 2018 (1)

Junior subordinated notes:
Alesco Capital Trust I	28,125	(2)	11,802	11,499	4.28%	4.28%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	8,410	8,192	4.42%	4.42%	March 2035
	$48,125		20,212	19,691
Total			$28,460	$27,939

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

Refer to note 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of the Company’s debt.

13. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the six months ended June 30, 2015 related to the number of shares of unrestricted common stock that the Company had issued as of June 30, 2015.

Common Stock
Shares
December 31, 2014	14,858,781
Vesting of shares	158,438
June 30, 2015	15,017,219

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

During the six months ended June 30, 2015, IFMI received and surrendered units of the Operating LLC. The following table displays the amount of units received (net of surrenders) by IFMI pursuant to the UIS Agreement.

Operating LLC
Membership Units
Units related to UIS Agreement	212,121
Total	212,121

The Company recognized a net increase in additional paid in capital of $90 and a net decrease in accumulated other comprehensive income of $6 with an offsetting decrease in non-controlling interest of $84 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in IFMI’s ownership interest in the Operating LLC on the equity attributable to IFMI for the six months ended June 30, 2015 and June 30, 2014.

	June 30, 2015	June 30, 2014
Net income / (loss) attributable to IFMI	$(903)	$(4,221)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in IFMI's paid in capital for the
acquisition / (surrender) of additional units in consolidated
subsidiary, net	90	250
Changes from net income / (loss) attributable to IFMI and transfers (to) from the non-controlling interest	$(813)	$(3,971)

14. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.

As of June 30, 2015, JVB’s adjusted net capital was  $20,960, which exceeded the minimum requirements by  $20,696.

CCFL, a subsidiary of the Company regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of June 30, 2015, the total minimum required net liquid capital was  $1,824, and net liquid capital in CCFL was  $2,226, which exceeded the minimum requirements by $402 and was in compliance with the net liquid capital provisions.  See note 4.

15. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income / (loss) attributable to IFMI	$(345)	$(2,123)	$(903)	$(4,221)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	(120)	(734)	(318)	(1,441)
Add / (deduct): Adjustment (2)	-	(11)	2	(43)
Net income / (loss) on a fully converted basis	$(465)	$(2,868)	$(1,219)	$(5,705)

Weighted average common shares outstanding - Basic	15,229,340	15,105,751	15,189,273	14,987,079
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,324,090	5,324,140	5,324,090	5,324,137
Weighted average common shares outstanding - Diluted (3)	20,553,430	20,429,891	20,513,363	20,311,216

Net income / (loss) per common share - Basic	$(0.02)	$(0.14)	$(0.06)	$(0.28)

Net income / (loss) per common share - Diluted	$(0.02)	$(0.14)	$(0.06)	$(0.28)

 (1)The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the six and three months ended June 30, 2015 and 2014) may be redeemed and exchanged into shares of the Company on a one-to-one basis. The Operating LLC membership units not held by IFMI are redeemable at each IFMI  member’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s common stock for the ten consecutive trading days immediately preceding the date the Company receives the member’s redemption notice, or (ii) at the Company’s option, one share of the Company’s common stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’s common stock as a dividend or other distribution on the Company’s outstanding common stock, or a further subdivision or combination of the outstanding shares of the Company’s common stock. These membership units enter into the computation of diluted net income / (loss) per common share when the effect is not anti-dilutive using the if-converted method.

(2)An adjustment is included for the following: (i) if the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable; and (ii) to adjust the non-controlling interest amount to be consistent with the weighted average share calculation.

(3)For the six months ended June 30, 2015 and 2014, weighted average common shares outstanding excludes a total of 211,212 and 145,966 shares, respectively, representing restricted Operating LLC membership units, restricted IFMI common stock, and restricted units of IFMI common stock that would be anti-dilutive because of the Company’s net loss.  For the three months ended June 30, 2015 and 2014,  weighted average common shares outstanding excludes a total of  215,076 shares and 71,418 shares respectively, representing restricted Operating LLC membership units, restricted IFMI common stock, and restricted units of IFMI common stock that would be anti-dilutive because of the Company’s net loss.  For the six and three months ended June 30, 2015 and 2014, weighted average common shares outstanding also excludes 2,749,167 shares from the assumed conversion of the 8.0% Convertibles Notes because the inclusion of the converted shares would be anti-dilutive.

16. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

The Company’s former U.S. broker-dealer subsidiary, Cohen & Company Securities, LLC (“CCS”), and one of its registered investment adviser subsidiaries, Cira SCM, LLC (“CIRA”), are parties to litigation that was commenced on June 7, 2013 in the Supreme Court of the State of New York, currently captioned NRAM PLC (f/k/a Northern Rock (Asset Management) PLC) v. Societe Generale Corporate and Investment Banking, et al. NRAM PLC, Plaintiff, served the Summons with Notice on Defendants on October 3, 2013, and, filed its complaint relating to an investment  in Kleros Preferred Funding VIII, Ltd., a collateralized debt obligation, on November 12, 2013.  CCS and CIRA filed a motion to dismiss the complaint on January 27, 2014.  On October 31, 2014, the Court ruled on the motion, dismissing certain of the Plaintiff’s theories.  The litigation is ongoing and the Company intends to defend the action vigorously.

In October 2013, the Company received a Pennsylvania corporate net income tax assessment from the Pennsylvania Department of Revenue in the amount of $4,683 (including penalties) plus interest related to a subsidiary of AFN for the 2009 tax year.  The assessment denied this subsidiary’s Keystone Opportunity Zone (“KOZ”) credit for that year.  The Company filed an administrative appeal of this assessment with the Pennsylvania Department of Revenue Board of Appeals, which was denied in June 2014.  The Company filed an appeal with the Pennsylvania Board of Finance and Revenue, which was also denied in May 2015.  The Company has filed an appeal with the Pennsylvania Commonwealth Court.  The Company has evaluated the assessment in accordance with the provisions of ASC 740 and determined not to record any reserve for this assessment.

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

17. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information for the six and three months ended June 30, 2015 and 2014 was prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

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

SEGMENT INFORMATION
Statement of Operations Information
Six Months Ended June 30, 2015

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$14,013	$-	$-	$14,013	$-	$14,013
Asset management	-	4,558	-	4,558	-	4,558
New issue and advisory	2,149	-	-	2,149	-	2,149
Principal transactions and other income	161	2,074	890	3,125	-	3,125
Total revenues	16,323	6,632	890	23,845	-	23,845
Total operating expenses	15,417	1,991	250	17,658	5,395	23,053
Operating income / (loss)	906	4,641	640	6,187	(5,395)	792
Interest expense	-	-	-	-	(1,967)	(1,967)
Income / (loss) from equity method affiliates	-	-	-	-	-	-
Income / (loss) before income taxes	906	4,641	640	6,187	(7,362)	(1,175)
Income tax expense / (benefit)	-	-	-	-	46	46
Net income / (loss)	906	4,641	640	6,187	(7,408)	(1,221)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(318)	(318)
Net income / (loss) attributable to IFMI	$906	$4,641	$640	$6,187	$(7,090)	$(903)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$330	$11	$-	$341	$120	$461

SEGMENT INFORMATION
Statement of Operations Information
Six Months Ended June 30, 2014

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$13,549	$-	$-	$13,549	$-	$13,549
Asset management	-	7,263	-	7,263	-	7,263
New issue and advisory	2,718	-	-	2,718	-	2,718
Principal transactions and other income	523	1,158	2,211	3,892	-	3,892
Total revenues	16,790	8,421	2,211	27,422	-	27,422
Total operating expenses	17,139	6,706	47	23,892	6,882	30,774
Operating income / (loss)	(349)	1,715	2,164	3,530	(6,882)	(3,352)
Interest expense	-	-	-	-	(2,238)	(2,238)
Income / (loss) from equity method affiliates	-	27	-	27	-	27
Income / (loss) before income taxes	(349)	1,742	2,164	3,557	(9,120)	(5,563)
Income tax expense / (benefit)	-	-	-	-	99	99
Net income / (loss)	(349)	1,742	2,164	3,557	(9,219)	(5,662)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(1,441)	(1,441)
Net income / (loss) attributable to IFMI	$(349)	$1,742	$2,164	$3,557	$(7,778)	$(4,221)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$410	$45	$-	$455	$143	$598

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended June 30, 2015

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$6,742	$-	$-	$6,742	$-	$6,742
Asset management	-	2,260	-	2,260	-	2,260
New issue and advisory	651	-	-	651	-	651
Principal transactions and other income	83	602	713	1,398	-	1,398
Total revenues	7,476	2,862	713	11,051	-	11,051
Total operating expenses	7,009	985	75	8,069	2,471	10,540
Operating income / (loss)	467	1,877	638	2,982	(2,471)	511
Interest expense	-	-	-	-	(991)	(991)
Income / (loss) from equity method affiliates	-	-	-	-	-	-
Income / (loss) before income taxes	467	1,877	638	2,982	(3,462)	(480)
Income tax expense / (benefit)	-	-	-	-	(15)	(15)
Net income / (loss)	467	1,877	638	2,982	(3,447)	(465)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(120)	(120)
Net income / (loss) attributable to IFMI	$467	$1,877	$638	$2,982	$(3,327)	$(345)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$163	$5	$-	$168	$59	$227

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended June 30, 2014

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$6,620	$-	$-	$6,620	$-	$6,620
Asset management	-	3,194	-	3,194	-	3,194
New issue and advisory	2,388	-	-	2,388	-	2,388
Principal transactions and other income	158	589	1,286	2,033	-	2,033
Total revenues	9,166	3,783	1,286	14,235	-	14,235
Total operating expenses	8,186	4,588	-	12,774	3,121	15,895
Operating income / (loss)	980	(805)	1,286	1,461	(3,121)	(1,660)
Interest expense	-	-	-	-	(1,109)	(1,109)
Income / (loss) from equity method affiliates	-	-	1	1	-	1
Income / (loss) before income taxes	980	(805)	1,287	1,462	(4,230)	(2,768)
Income tax expense / (benefit)	-	-	-	-	89	89
Net income / (loss)	980	(805)	1,287	1,462	(4,319)	(2,857)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(734)	(734)
Net income / (loss) attributable to IFMI	$980	$(805)	$1,287	$1,462	$(3,585)	$(2,123)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$184	$8	$-	$192	$75	$267

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

Balance Sheet Data
As of June 30, 2015

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$376,822	$3,205	$20,941	$400,968	$9,741	$410,709

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

Balance Sheet Data
As of June 30, 2014

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$237,268	$3,893	$26,652	$267,813	$7,650	$275,463

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

(1)Unallocated assets primarily include: (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of business segment assets and such amounts are excluded in business segment reporting to the Chief Operating Decision Maker.

(2)Goodwill and intangible assets as of June 30, 2015 and 2014 are allocated to the Capital Markets and Asset Management business segments as indicated in the table from above.

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total Revenues:
United States	$9,527	$12,600	$20,453	$23,289
United Kingdom & Other	1,524	1,635	3,392	4,009
Asia	-	-	-	124
Total	$11,051	$14,235	$23,845	$27,422

Long-lived assets attributable to an individual country, other than the United States, are not material.

18. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $1,398 and $1,569 for the six months ended June 30, 2015 and 2014, respectively.

The Company paid income taxes of $156 and $28 for the six months ended June 30, 2015 and 2014, respectively. The Company received $0 and $24 income tax refunds for the six months ended June 30, 2015 and 2014, respectively.

For the six months ended June 30, 2015, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

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

For the six months ended June 30, 2014, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•  The Company acquired additional units of the Operating LLC pursuant to the UIS Agreement and in connection with the redemption of vested Operating LLC units by IFMI.  The Company recognized a net increase in additional paid-in capital of $250, a net decrease of $14 in accumulated other comprehensive income, and a net decrease of $236 in non-controlling interest.

19. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the six and three months ended June 30, 2015 and 2014. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. Cohen Bros. Financial, LLC (“CBF”) and EBC 2013 Family Trust (“EBC”)

In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company. Daniel G. Cohen is a trustee of EBC. The Company issued $2,400 in principal amount of the 8.0% Convertible Notes, and $1,600 of Common Stock to EBC .  See paragraph C below and notes 4 and 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tables at the end of this section.

CBF has been identified as a related party because (i) CBF is a non-controlling interest of the Company and (ii) CBF is wholly owned by Mr. Cohen.

See the discussion of the sale of European Operations in note 4.

B. The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”) is identified as a related party because Mr. Cohen is TBBK’s Chairman.

TBBK maintained deposits for the Company in the amount of $75 and $86 as of June 30, 2015 and December 31, 2014, respectively. These amounts are not disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of June 30, 2015 and December 31, 2014, the Company had repurchase agreements in the amount of $40,088 and $46,275, respectively, with TBBK as its counterparty. The fair value of the collateral provided to TBBK by the Company relating to these repurchase agreements was $42,079 as of June 30, 2015 and $48,482 as of December 31, 2014.  These amounts are included as a component of securities sold under agreement to repurchase in the Company’s consolidated balance sheet.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amount of $295 and $133 for the six and three months ended June 30, 2015, respectively, and $191 and $85 for the six and three months ended June 30, 2014, respectively, which was included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

C. Mead Park Capital Partners LLC (“Mead Park Capital”) and Mead Park Advisors LLC (“Mead Park”)

Investment in IFMI by Mead Park Capital

In September 2013, Mead Park Capital made a $9,746 investment in the Company.  The Company issued $5,848 in principal amount of the 8.0% Convertible Notes and $3,898 of Common Stock to Mead Park Capital.  Mead Park Capital is a vehicle advised by Mead Park (a registered investment advisor) and controlled by Jack J. DiMaio Jr., Chief Executive Officer and founder of Mead Park.  In connection with the September 25, 2013 closing of the transactions contemplated by the definitive agreements relating to Mead Park Capital’s investment in the Company, Messrs. DiMaio and Ricciardi were elected to the Company’s Board of Directors. Mr. DiMaio was also named the Chairman of the Company’s Board of Directors. See notes 4 and 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tables at the end of this section.

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

D. Advisory Agreement with Woodlea Consulting, LLC

In March 2015, the Operating LLC entered into an advisory agreement with Woodlea Consulting, LLC (“Woodlea”), a Delaware limited liability company of which Mr. Ricciardi is the sole owner.  Woodlea rendered advisory services on the execution of strategic alternatives to the Operating LLC.  The advisory agreement was terminated on June 2, 2015.  The Company incurred consulting fee expense related to this agreement, which is disclosed as part of professional fee and other operating in the tables at the end of this section.

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

Effective February 20, 2014, the Company sold its interest in Star Asia, Star Asia Special Situations Fund, Star Asia Capital Management, LLC (“Star Asia Capital Management”), Star Asia Manager, Star Asia Advisors Ltd. (“SAA Manager”), and Star Asia Partners, Ltd. (“SAP GP”) (collectively, the “Star Asia Group”).  The Company recognized a gain on the sale in amount of $78, which is included as a component of principal transactions and other income in the Company’s consolidated statements of operations.

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

RELATED PARTY TRANSACTIONS
Six Months Ended June 30, 2015
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
EBC	$-	$-	$-	$-	$-	$113
Mead Park Capital	-	-	-	-	-	274
Mead Park	-	-	-	-	100	-
Woodlea					39	-
	$-	$-	$-	$-	$139	$387

RELATED PARTY TRANSACTIONS
Six Months Ended June 30, 2014
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
TBBK	$-	$23	$-	$-	$-	$-
Star Asia (1)	125	-	-	-	-	-
Star Asia Capital Management (1)	-	-	-	13	-	-
SAA Manager (1)	-	-	-	14	-	-
EBC	-	-	-	-	-	111
Mead Park Capital	-	-	-	-	-	270
	$125	$23	$-	$27	$-	$381

(1)	Effective February 20, 2014, the Company sold its interest in these entities. See paragraph E from above.

.

RELATED PARTY TRANSACTIONS
Three Months Ended June 30, 2015
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
EBC	$-	$-	$-	$-	$-	$57
Mead Park Capital	-	-	-	-	-	138
Mead Park	-	-	-	-	50	-
Woodlea	-	-	-	-	31	-
	$-	$-	$-	$-	$81	$195

RELATED PARTY TRANSACTIONS
Three Months Ended June 30, 2014
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
TBBK	$-	$1	$-	$-	$-	$-
Star Asia Opportunity	-	-	-	1	-	-
EBC	-	-	-	-	-	56
Mead Park Capital	-	-	-	-	-	136
	$-	$1	$-	$1	$-	$192

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

The Company has a sublease agreement for certain office space with the Company’s Chairman of the Board.  The Company receives payments under this agreement.  The payments are recorded as a reduction in the related rent and utility expenses.  The Company recorded a reduction in the rent and utility expenses in the amount of $9 and $7 for the six and three months ended June 30, 2015, respectively.

20. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 19 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	June 30, 2015	December 31, 2014
Employees & other	$278	$552
Due from Related Parties	$278	$552

Mead Park	$50	$-
Woodlea	1	-
Total Due to Related Parties	$51	$-

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

Overview

We are a financial services company specializing in credit-related fixed income investments. We were founded in 1999 as an investment firm focused on small-cap banking institutions, but have grown to provide an expanding range of capital markets, investment banking, and asset management solutions to institutional investors, corporations, middle market mortgage originators, and other small broker-dealers. We are organized into three business segments: Capital Markets, Principal Investing, and Asset Management.

•Capital Markets: Our Capital Markets business segment consists primarily of credit-related fixed income sales, trading, and financing, as well as new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, CMBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs and other forward agency MBS contracts, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We carry out our capital market activities primarily through our subsidiaries: JVB in the United States and CCFL in Europe.

•Principal Investing: Our Principal Investing business segment is comprised of investments that we have made using our own capital excluding investments we make to support our Capital Markets business segment.  Historically, we generally made principal investments in the entities we managed.  Beginning in the first quarter of 2014, we began investing our capital in investments (primarily equity tranches of CLOs) that we do not manage.  Our focus on CLO equity capitalizes on our strengths in structured credit and leveraged finance.  These investments are a component of our other investments, at fair value in our consolidated balance sheet.

•Asset Management: Our Asset Management business segment manages assets within CDOs, permanent capital vehicles, managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include ongoing base and incentive management fees. As of June 30, 2015, we had approximately $4.03 billion in AUM of which 98.9%was in CDOs. Almost all of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, auction call redemptions, and defaults.  We do not expect to complete any securitizations in the future so we expect our asset management revenue to continue to decline in the future.

We generate our revenue by business segment primarily through the following activities.

Capital Markets

•Our trading activities, which include execution and brokerage services, securities lending activities, riskless trading activities, as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading.

•New issue and advisory revenue comprised of (a) origination fees for corporate debt issues originated by us; (b) revenue from advisory services; and (c) new issue revenue associated with arranging and placing the issuance of newly created debt, equity, and hybrid financial instruments.

Principal Investing

•Gains and losses (unrealized and realized) and income and expense earned on investments classified as other investments, at fair value.

•Income or loss from equity method affiliates.

Asset Management

•  Asset management fees for our ongoing asset manager services provided to various Investment Vehicles, which may include fees both senior and subordinate to the securities issued by the Investment Vehicles.

•Incentive management fees earned based on the performance of the various Investment Vehicles.

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

A portion of our revenues is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of June 30, 2015,  98.9% of our existing AUM are CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not recovered since that time. Consequently, we have been unable to complete a new securitization since 2008.

Almost all of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, and defaults.  We do not expect to complete any securitizations in the future so we expect our asset management revenue to continue to decline in the future.

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the underlying performance of these investments. As of June 30, 2015, we had $20,768 of other investments, at fair value representing our principal investment portfolio. Our results of operations and financial condition will be significantly impacted by the financial results of these investments.

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

Recent Events

Sale of European Operations

On August 19, 2014, we announced that we had entered into a definitive agreement to sell our European operations (the “Europe Sale Agreement”) to an entity controlled by Daniel G. Cohen, the Vice Chairman of the Company’s Board of Directors and of the board of managers of the Operating LLC, President and Chief Executive of our European Business and President of CCFL.  The purchase price of $8,700 consists of an upfront payment of $4,750 (subject to adjustment) and $3,950 to be paid over four years.  Upon closing, we will enter into a non-cancellable trust deed with one of the entities included in the sale that will entitle us to substantially all of the revenues earned from the management of the Munda CLO.  This sale will include all activities carried out in our London, Paris, and Madrid offices and involves approximately 25 employees.  As part of the transaction, Mr. Cohen will resign as President and Chief Executive of our European Business and will receive no severance or other termination benefits.  The transaction is subject to regulatory approval of the United Kingdom Financial Conduct Authority (“FCA”).

Under the terms of the Europe Sale Agreement, we had the right to initiate, solicit, facilitate, and encourage alternative acquisition proposals from third parties for a “go shop” period of up to 90 days from the signing of the purchase agreement. On October 29, 2014, the special committee of the board of directors elected to end the “go shop” period. The “go shop” period did not result in us receiving a superior proposal from a third party, and we intend to pursue the transaction with the entity controlled by Daniel G. Cohen.

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

On June 30, 2015, the parties to the Europe Sale Agreement agreed to extend the deadline for the closing of the transaction from June 30, 2015 to December 31, 2015 and the settlement date of the intercompany payables from June 30, 2015 to December 31, 2015 (the “Second Extension”).

In connection with the Second Extension, the parties to the Europe Sale Agreement agreed that if the Europe Sale Agreement is terminated in accordance with its terms (as amended by the Second Extension) prior to the closing, then (i) Mr. Cohen will pay $600 in respect of a portion of the legal and financial advisory fees and expenses incurred by the Operating LLC and the Special Committee in connection with the transactions contemplated by the Europe Sale Agreement since April 1, 2014 and (ii) an amendment (the “Employment Agreement Amendment”) to the Amended and Restated Employment Agreement, dated as of May 9, 2013, among the Operating LLC, the Company, Mr. Cohen and J.V.B. Financial Group Holdings, LP (formerly known as C&Co/PrinceRidge Holdings LP) (the “Employment Agreement”), will become effective. The Employment Agreement Amendment will provide that if Mr. Cohen’s employment is terminated by the Operating LLC without cause, or by Mr. Cohen for good reason (as such terms are defined in the Employment Agreement), the Operating LLC will pay Mr. Cohen a maximum of $1,000 as a severance benefit. The

Employment Agreement currently provides that in the event of such termination, the Operating LLC will pay Mr. Cohen a minimum of $3,000 as a severance benefit.

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2015 and 2014.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,		Favorable / (Unfavorable)
	2015	2014	$ Change	% Change
Revenues
Net trading	$14,013	$13,549	$464	3%
Asset management	4,558	7,263	(2,705)	(37)%
New issue and advisory	2,149	2,718	(569)	(21)%
Principal transactions and other income	3,125	3,892	(767)	(20)%
Total revenues	23,845	27,422	(3,577)	(13)%

Operating expenses
Compensation and benefits	13,739	15,538	1,799	12%
Business development, occupancy, equipment	1,642	2,037	395	19%
Subscriptions, clearing, and execution	3,346	4,251	905	21%
Professional fee and other operating	3,865	5,229	1,364	26%
Depreciation and amortization	461	598	137	23%
Impairment of goodwill	-	3,121	3,121	100%
Total operating expenses	23,053	30,774	7,721	25%

Operating income / (loss)	792	(3,352)	4,144	124%

Non-operating income / (expense)

Interest expense	(1,967)	(2,238)	271	12%
Income / (loss) from equity method affiliates	-	27	(27)	(100)%
Income / (loss) before income taxes	(1,175)	(5,563)	4,388	79%
Income taxes	46	99	53	54%
Net income / (loss)	(1,221)	(5,662)	4,441	78%
Less: Net income (loss) attributable to the non-controlling interest	(318)	(1,441)	(1,123)	(78)%
Net income / (loss) attributable to IFMI	$(903)	$(4,221)	$3,318	79%

Revenues

Revenues decreased by $3,577, or 13%, to $23,845 for the six months ended June 30, 2015 from $27,422 for the six months ended June 30, 2014. As discussed in more detail below, the change was comprised of (i) an increase of $464 in net trading revenue; (ii)  a decrease of $2,705 in asset management revenue; (iii)  a decrease of $569 in new issue and advisory revenue; and (iv) a decrease of $767 in principal transactions and other income.

Net Trading

Net trading revenue increased by $464, or 3%, to $14,013 for the six months ended June 30, 2015 from $13,549 for the six months ended June 30, 2014.

The increase was primarily the result of increases in our mortgage, corporate investment grade, corporate high yield, and SBA asset classes partially offset by decreases in our CLO trading, structured notes, municipal securities, and other asset classes.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the six months ended June 30, 2015 may not be indicative of future results. Furthermore, some of the assets included in the Investments-trading line of our consolidated balance sheets may represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	June 30,		December 31,
	2015	2014	2014	2013
Company sponsored CDOs (1)	$3,986,237	$4,739,364	$4,283,333	$5,377,187
Permanent capital vehicles (2)	-	-	-	109,977
Investment funds (3)	-	-	-	172,052
Managed accounts (4)	42,437	31,372	13,689	35,752
Assets under management (5)	$4,028,674	$4,770,736	$4,297,022	$5,694,968

(1)	Management fee income earned from Company sponsored CDOs is recorded as a component of asset management revenue.
(2)	Management fee income earned from funds managed in permanent capital vehicles is recorded as a component of asset management revenue.
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
(6)

Asset management fees decreased by $2,705, or 37%, to $4,558 for the six months ended June 30, 2015 from $7,263 for the six months ended June 30, 2014, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	June 30, 2015	June 30, 2014	Change
CDO and related service agreements	$4,386	$6,045	$(1,659)
Other	172	1,218	(1,046)
Total	$4,558	$7,263	$(2,705)

Almost all of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, and defaults.  We do not expect to complete any securitizations in the future so we expect our asset management revenue to continue to decline in the future.

CDOs

Asset management revenue from company sponsored CDOs decreased by $1,659 to $4,386 for the six months ended June 30, 2015 from $6,045 for the six months ended June 30, 2014. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	June 30, 2015	June 30, 2014	Change
TruPS and insurance company debt - U.S.	$2,025	$2,825	$(800)
High grade and mezzanine ABS	18	222	(204)
TruPS and insurance company debt - Europe	1,011	1,303	(292)
Broadly syndicated loans - Europe	1,332	1,695	(363)
Total	$4,386	$6,045	$(1,659)

Asset management fees for TruPS and insurance company debt – U.S. declined primarily because in May 2014 and October 2014, two securitizations that we managed had successful auctions and terminated.  We will no longer earn fees related to these securitizations going forward.  We earned a total of $792 in revenue from these two securitizations for the six months ended June 30, 2014.

Asset management fees for high grade and mezzanine ABS declined primarily because the average AUM in the remaining deals in this asset class declined due to defaults of the underlying assets, repayments of the underlying assets, and the transfer of certain management contracts to a third party. As of June 30, 2015, we only manage one remaining contract.  We do not expect to earn material management fees in the future from this asset class.

Asset management fees for TruPS and insurance company debt – Europe declined because of both (i) the decline of collateral balances due to principal payments and defaults and (ii) the impact of foreign exchange rates as these contracts make management fee payments in Euros.

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  Fees declined because the reinvestment period has ended for this CLO.  Following the end of such reinvestment period, principal payments received will be paid out to investors in the CLO.  The fees we earn should decline as the collateral balances decline.  Additionally, this contract also makes management fee payments in Euros, which negatively impacted the revenue earned.

Other

Other asset management revenue decreased by $1,046 to $172 for the six months ended June 30, 2015 from $1,218 for the six months ended June 30, 2014.   The decrease was comprised of (i) a decrease of $125 resulting from the sale of Star Asia Manager and (ii) a decrease of $921 in asset management revenue earned from separate accounts due to no performance fees earned during the first half of 2015.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $569, or 21%, to $2,149 for the six months ended June 30, 2015 from $2,718 for the six months ended June 30, 2014.  During the first quarter of 2014, our U.S. broker-dealer, JVB, stopped providing investment banking and advisory services to SPACs.  During the six months ended June 30, 2014, we earned total new issue revenue of $1,889 from investment banking and advisory services related to SPACs.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $767 to $3,125 for the six months ended June 30, 2015, as compared to $3,892 for the six months ended June 30, 2014.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	June 30, 2015	June 30, 2014	Change
EuroDekania	$(182)	$1,444	$(1,626)
Tiptree	(309)	423	(732)
Currency hedges	288	(347)	635
CLO investments	1,145	255	890
Other principal investments	53	315	(262)
Gain on sale of Star Asia Group	-	78	(78)
Total principal transactions	995	2,168	(1,173)

Alesco X-XVII revenue share	380	380	-
Star Asia revenue share	1,364	248	1,116
Strategos revenue share	19	254	(235)
Other revenue shares	533	472	61
All other income / (loss)	(166)	370	(536)
Other income	2,130	1,724	406

Total principal transactions and other income	$3,125	$3,892	$(767)

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

Tiptree is publicly traded and we carry our investment at Tiptree’s closing share price.  Changes in the fair value of our investment in Tiptree represent changes in its share price and any dividends declared.

Beginning in the first quarter of 2014, we began investing our capital in investments (primarily in CLOs) that we do not manage.  Our focus on CLO investments capitalizes on our strengths in structured credit and leveraged finance.  We did not make any investments in CLOs during 2015.  The income of $1,145 recognized during the six months ended June 30, 2015 is comprised of $1,332 of investment income, $328 of net unrealized gain; partially offset by $293 of impairment charges and $222 of realized loss on sales.  The income of $255 recognized during the six months ended June 30, 2014 is comprised of $249 of investment income, $22 of realized gain on sales; partially offset by $16 of net unrealized loss.

In 2015, our currency hedge consists of a Euro forward agreement designed to hedge the currency risk associated with our investment in EuroDekania.  In 2014, the currency hedge consists of a Yen hedge designed to hedge the currency risk associated with our investment in Star Asia.  The Yen hedge was extinguished in connection with the sale of the Star Asia Group.  See note 5 to our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Other Income / (Loss)

Other income increased by $406 to $2,130 for the six months ended June 30, 2015, as compared to $1,724 for the six months ended June 30, 2014. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.  The Star Asia entity revenue share represents contingent payments that are owed to us from the buyer of our interests in the entities in the Star Asia Group.  The Star Asia revenue share arrangement expires effective January of 2018.  The Alesco X-XVII revenue shares represent contingent payments that are owed to us from the buyer of the Alesco X-XVII management agreements.  This arrangement expires February 2017.  The Strategos revenue share expired in December 2014 but had a final adjustment, which was recorded in the three months ended March 31, 2015.

Operating Expenses

Operating expenses decreased by $7,721, or 25%, to $23,053 for the six months ended June 30, 2015 from $30,774 for the six months ended June 30, 2014. As discussed in more detail below, the change was comprised of (i) a decrease of $1,799 in compensation and benefits; (ii) a decrease of $395 in business development, occupancy, and equipment; (iii) a decrease of $905 in subscriptions, clearing, and execution; (iv) a decrease of $1,364 of professional fee and other operating; (v) a decrease of $137 of depreciation and amortization; and (vi) and a decrease of $3,121 related to an impairment charge recognized in 2014.

Compensation and Benefits

Compensation and benefits decreased by $1,799, or 12%, to $13,739 for the six months ended June 30, 2015 from $15,538 for the six months ended June 30, 2014.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	June 30, 2015	June 30, 2014	Change
Cash compensation and benefits	$12,949	$14,624	$(1,675)
Equity-based compensation	790	914	(124)
Total	$13,739	$15,538	$(1,799)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $1,675 to $12,949 for the six months ended June 30, 2015 from $14,624 for the six months ended June 30, 2014.  This decrease was a result of a decrease in incentive compensation that is tied to revenue and operating profitability as well as the reduction in our headcount.  Our total headcount decreased from 121 at June 30, 2014 to 101 at June 30, 2015.  From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $124 to $790 for the six months ended June 30, 2015 from $914 for the six months ended June 30, 2014.  This was primarily as a result of certain share grants becoming fully vested on or about December 31, 2014, partially offset by the issuance of new grants during 2015.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $395, or 19%, to $1,642 for the six months ended June 30, 2015 from $2,037 for the six months ended June 30, 2014.  The decrease was comprised of a decrease of $174 in business development and a decrease in occupancy and equipment expenses of $221, primarily as a result of the reduction in headcount and offices in connection with the merger of CCPR and JVB.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $905, or 21%, to $3,346 for the six months ended June 30, 2015 from $4,251 for the six months ended June 30, 2014.  The decrease was due to a decrease in subscriptions of $1,005 primarily the result of cancellation of subscriptions in connection with the merger of CCPR and JVB,  partially offset by an increase in clearing and execution of $100 due to solicitation fees paid on a new issue transaction.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $1,364, or 26%, to $3,865 for the six months ended June 30, 2015 from $5,229 for the six months ended June 30, 2014. This was comprised of a decrease of $906 in professional fees and a decrease of $458 in other operating expenses.  The reductions were primarily due to reduced regulatory and other expenses as a result of the reduction in headcount related to the merger of CCPR and JVB and general cost cutting measures.

Depreciation and Amortization

Depreciation and amortization decreased by $137, or 23%, to $461 for the six months ended June 30, 2015 from $598 for the six months ended June 30, 2014.

Impairment of goodwill

We recorded an impairment charge of $3,121 in the six months ended June 30, 2014.  See note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Non-Operating Income and Expense

Interest Expense

Interest expense decreased by $271, or 12%, to $1,967 for the six months ended June 30, 2015 from $2,238 for the six months ended June 30, 2014.  The decrease was primarily comprised of a decrease of $135 related to our 10.50% Contingent Convertible Senior Notes due 2027 that were repurchased in May 2014 and a decrease of $144 related to reduced interest expense incurred on our junior subordinated notes due to changes in the effective rate used to determine discount amortization.  These notes have a variable rate and we adjust our amortization schedule annually, at the beginning of each year, based on the expected future LIBOR curve.  See note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased by $27, or 100%, to $0 for the six months ended June 30, 2015 from $27 for the six months ended June 30, 2014. Income or loss from equity method affiliates represents our share of the related entities’ earnings.

INCOME / (LOSS) FROM EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	June 30, 2015	June 30, 2014	Change
SAA Manager	$-	$14	$(14)
Star Asia Capital Management	-	13	(13)
Total	$-	$27	$(27)

As of June 30, 2015, we had no investments accounted for under the equity method.  See note 19 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $53 to income tax expense / (benefit) of $46 for the six months ended June 30, 2015 from $99 for the six months ended June 30, 2014.  The decrease was primarily due to a decrease in foreign taxes incurred in Spain and France. Also, see note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding an income tax assessment received by the Company from the Commonwealth of Pennsylvania.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the six months ended June 30, 2015 and 2014 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Six Months Ended June 30, 2015

	Total
	Operating LLC		Consolidated
	Consolidated	IFMI	IFMI
Net income / (loss) before tax	$(1,175)	$-	$(1,175)
Income tax expense / (benefit)	46	-	46
Net income / (loss) after tax	(1,221)	-	(1,221)
Average effective Operating LLC non-controlling interest (1)%	26.04%
Operating LLC non-controlling interest	$(318)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Six Months Ended June 30, 2014

	Total
	Operating LLC		Consolidated
	Consolidated	IFMI	IFMI
Net income / (loss) before tax	$(5,563)	$-	$(5,563)
Income tax expense / (benefit)	99	-	99
Net income / (loss) after tax	(5,662)	-	(5,662)
Average effective Operating LLC non-controlling interest (1)%	25.45%
Operating LLC non-controlling interest	$(1,441)

(1)Non-controlling interest is recorded on a monthly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2015 and 2014.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Favorable / (Unfavorable)
	2015	2014	$ Change	% Change
Revenues
Net trading	$6,742	$6,620	$122	2%
Asset management	2,260	3,194	(934)	(29)%
New issue and advisory	651	2,388	(1,737)	(73)%
Principal transactions and other income	1,398	2,033	(635)	(31)%
Total revenues	11,051	14,235	(3,184)	(22)%

Operating expenses
Compensation and benefits	6,151	7,568	1,417	19%
Business development, occupancy, equipment	824	979	155	16%
Subscriptions, clearing, and execution	1,498	2,052	554	27%
Professional fee and other operating	1,840	1,908	68	4%
Depreciation and amortization	227	267	40	15%
Impairment of goodwill	-	3,121	3,121	100%
Total operating expenses	10,540	15,895	5,355	34%

Operating income / (loss)	511	(1,660)	2,171	131%

Non-operating income / (expense)

Interest expense	(991)	(1,109)	118	11%
Income / (loss) from equity method affiliates	-	1	(1)	(100)%
Income / (loss) before income taxes	(480)	(2,768)	2,288	83%
Income taxes	(15)	89	104	117%
Net income / (loss)	(465)	(2,857)	2,392	84%
Less: Net income (loss) attributable to the non-controlling interest	(120)	(734)	(614)	(84)%
Net income / (loss) attributable to IFMI	$(345)	$(2,123)	$1,778	84%
Revenues

Revenues decreased by $3,184, or 22%, to $11,051 for the three months ended June 30, 2015 from $14,235 for the three months ended June 30, 2014. As discussed in more detail below, the change was comprised of (i) an increase of $122 in net trading revenue; (ii) a decrease of $934 in asset management revenue; (iii) a decrease of $1,737 in new issue and advisory revenue; and (iv) a decrease of $635 in principal transactions and other income.

Net Trading

Net trading revenue increased by $122, or 2%, to $6,742 for the three months ended June 30, 2015 from $6,620 for the three months ended June 30, 2014.

  The increase was primarily the result of increases in our mortgage, SBA, and corporate high yield asset classes, partially offset by declines in CLO, corporate investment grade, municipal and other asset classes.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the three months ended June 30, 2015 may not be indicative of future results. Furthermore, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Asset management fees decreased by $934, or 29%, to $2,260 for the three months ended June 30, 2015 from $3,194 for the three months ended June 30, 2014, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	June 30, 2015	June 30, 2014	Change
CDO and related service agreements	$2,175	$2,791	$(616)
Other	85	403	(318)
Total	$2,260	$3,194	$(934)

Almost all of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, and defaults.  We do not expect to complete any securitizations in the future so we expect our asset management revenue to continue to decline in the future.

CDOs

Asset management revenue from company-sponsored CDOs decreased by $616 to $2,175 for the three months ended June 30, 2015 from $2,791 for the three months ended June 30, 2014. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	June 30, 2015	June 30, 2014	Change
TruPS and insurance company debt - U.S.	$1,011	$1,216	$(205)
High grade and mezzanine ABS	9	74	(65)
TruPS and insurance company debt - Europe	498	653	(155)
Broadly syndicated loans - Europe	657	848	(191)
Total	$2,175	$2,791	$(616)

Asset management fees for TruPS and insurance company debt – U.S. declined primarily because in May 2014 and October 2014, two securitizations that we managed had successful auctions and terminated.  We will no longer earn fees related to these securitizations going forward.  We earned a total of $204 in revenue from these two securitizations for the three months ended June 30, 2014.

Asset management fees for high grade and mezzanine ABS declined primarily because the average AUM in the remaining deals in this asset class declined due to defaults of the underlying assets, repayments of the underlying assets, and the transfer of certain management contracts to third parties. As of June 30, 2015, we only manage one remaining contract.  We do not expect to earn material management fees in the future from this asset class.

Asset management fees for TruPS and insurance company debt – Europe declined because of both (i) the decline of collateral balances due to principal payments and defaults and (ii) the impact of foreign exchange rates as these contracts make management fee payments in Euros.

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  Fees declined because the reinvestment period has ended for this CLO.  Following the end of such reinvestment period, principal payments received will be paid out to investors in the CLO.  The fees we earn should decline as the collateral balances decline.  Additionally, this contract also makes management fee payments in Euros, which negatively impacted the revenue earned.

   Other

Other asset management revenue decreased by $318 to $85 for the three months ended June 30, 2015 from $403 for the three months ended June 30, 2014. The decrease was as a result of a decline in asset management revenue earned from separate accounts.

 New Issue and Advisory Revenue

New issue and advisory revenue decreased by $1,737 to $651 for the three months ended June 30, 2015 from $2,388 for the three months ended June 30, 2014.  During the first quarter of 2014, our U.S. broker-dealer, JVB, stopped providing investment banking and advisory services to SPACs.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $635 to $1,398 for the three months ended June 30, 2015, as compared to $2,033 for the three months ended June 30, 2014.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	June 30, 2015	June 30, 2014	Change
EuroDekania	$47	$313	$(266)
Tiptree	138	373	(235)
Currency hedges	(121)	-	(121)
CLO Investments	496	211	285
Other principal investments	37	319	(282)
Total principal transactions	597	1,216	(619)

Alesco X-XVII revenue share	193	192	1
Star Asia revenue share	262	169	93
Strategos revenue share	-	131	(131)
Other revenue shares	256	244	12
All other income / (loss)	90	81	9
Other income	801	817	(16)
Total	$1,398	$2,033	$(635)

Principal Transactions

EuroDekania is an investment company and we carry our investment at the NAV of the fund.  Income recognized in each period is a result of changes in the underlying NAV of the fund as well as distributions received.  Our investment in EuroDekania is denominated in Euros.  We sometimes hedge this exposure (as described in greater detail below).  Currently, EuroDekania is not making new investments and has no plans to make new investments.  As cash is received from its current investments, it has been returned to EuroDekania’s shareholders.

Tiptree is publicly traded and we carry our investment at Tiptree’s closing share price.  Changes in the fair value of our investment in Tiptree represent changes in its share price and any dividends declared.

In 2015, our currency hedge consists of a Euro forward agreement designed to hedge the currency risk associated with our investment in EuroDekania.  In 2014, the currency hedge consisted of a Yen hedge designed to hedge the currency risk associated with our investment in Star Asia.  The Yen hedge was extinguished in connection with the sale of the Star Asia Group.  See note 5 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014

Beginning in the first quarter of 2014, we began investing our capital in investments (primarily in CLOs) that we do not manage.  Our focus on CLO investments capitalizes on our strengths in structured credit and leveraged finance.  We did not make any new investments in CLOs during 2015.  The income of $496 recognized during the three months ended June 30, 2015 is comprised of $617 of investment income, $101 of net unrealized gain, partially offset by $222 of realized loss.  The income of $211 recognized during the three months ended June 30, 2014 is comprised of $205 of investment income, $22 of net realized gain on sales, partially offset by $16 of unrealized loss.

Other Income / (loss)

Other income decreased by $16 to $801 for the three months ended June 30, 2015, as compared to $817 for the three months ended June 30, 2014. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.  The Star Asia entity revenue share represents contingent payments that are owed to us from the buyer of our interests in the entities comprising the Star Asia Group.  See note 5 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.  The Star Asia revenue share arrangement expires in January 2018.  The Alesco X-XVII revenue shares represent contingent payments that are owed to us from the buyer of the Alesco X-XVII management agreements.  This arrangement expires in February 2017.  The Strategos revenue share expired in December 2014.

Operating Expenses

Operating expenses decreased by $5,355, or 34%, to $10,540 for the three months ended June 30, 2015 from $15,895 for the three months ended June 30, 2014. As discussed in more detail below, the change was comprised of (i) a decrease of $1,417 in compensation and benefits; (ii) a decrease of $155 in business development, occupancy, and equipment; (iii) a decrease of $554 in subscriptions, clearing, and execution; (iv) a decrease of $68 of professional fee and other operating; (v) a decrease of $40 in depreciation and amortization; and (vi) and a decrease of $3,121 related to an impairment charge recognized in 2014.

Compensation and Benefits

Compensation and benefits decreased by $1,417, or 19%, to $6,151 for the three months ended June 30, 2015 from $7,568 for the three months ended June 30, 2014.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	June 30, 2015	June 30, 2014	Change
Cash compensation and benefits	$5,925	$7,327	$(1,402)
Equity-based compensation	226	241	(15)
Total	$6,151	$7,568	$(1,417)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits. Cash compensation and benefits decreased by $1,402 to $5,925 for the three months ended June 30, 2015, from $7,327 for the three months ended June 30, 2014.  This decrease was a result of a decrease in incentive compensation that tied to revenue and operating profitability as well as the reduction in our headcount in connection with the merger of JVB and CCPR in January 2014. Our total headcount decreased from 121 at June 30, 2014 to 101 at June 30, 2015.  From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $15 to $226 for the three months ended June 30, 2015 from $241 for the three months ended June 30, 2014.  This was primarily the result of certain share grants becoming fully vested on or about December 31, 2014, partially offset by the issuance of new grants during 2015.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $155, or 16%, to $824 for the three months ended June 30, 2015 from $979 for the three months ended June 30, 2014. The decrease was comprised of a decrease of $34 in business development and a decrease of $121 in occupancy and equipment expenses, primarily the result of the reduction in headcount and offices in connection with the merger of CCPR and JVB and continued cost saving measures.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $554, or 27%, to $1,498 for the three months ended June 30, 2015 from $2,052 for the three months ended June 30, 2014.  The decrease was due to a reduction in clearing and execution costs of $122, primarily the result of a decline in solicitation costs incurred related to European managed accounts, and a decrease in subscriptions of $432, primarily the result of cancellation of subscriptions in connection with the merger of CCPR and JVB and continued cost saving measures.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $68, or 4%, to $1,840 for the three months ended June 30, 2015 from $1,908 for the three months ended June 30, 2014. This was comprised of a decrease of $128 in other operating expenses, partially offset by an increase of $60 in professional fees.

Depreciation and Amortization

Depreciation and amortization decreased by $40, or 15%, to $227 for the three months ended June 30, 2015 from $267 for the three months ended June 30, 2014.

Impairment of goodwill

We recorded an impairment charge of $3,121 in the three months ended June 30, 2014.  See note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Non-Operating Income and Expense

Interest Expense

Interest expense decreased by $118, or 11%, to $991 for the three months ended June 30, 2015 from $1,109 for the three months ended June 30, 2014.  The decrease was primarily comprised of a decrease of $50 related to our 10.50% Contingent Convertible Senior Notes due 2027 that were repurchased in May 2014 and a decrease of $71 related to reduced interest expense incurred on our junior subordinated notes due to changes in the effective rate used to determine discount amortization.  These notes have a variable rate and we adjust our amortization schedule annually, at the beginning of each year, based on the expected future LIBOR curve.  See note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased by $1, or 100%, to $0 for the three months ended June 30, 2015 from $1 for the three months ended June 30, 2014. Income or loss from equity method affiliates represents our share of the related entities’ earnings.

INCOME / (LOSS) FROM EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	June 30, 2015	June 30, 2014	Change
Star Asia Opportunity	$-	$1	$(1)
Total	$-	$1	$(1)

As of June 30, 2015, we had no investments accounted for under the equity method.  See note 19 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $104 to income tax expense / (benefit) of ($15) for the three months ended June 30, 2015 from income tax expense / (benefit) of  $89 for the three months ended June 30, 2014.  The reduction in expense was primarily due to a decrease in foreign taxes incurred in Spain and France. Also, see note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding an income tax assessment received by the Company from the Commonwealth of Pennsylvania.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended June 30, 2015 and 2014 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended June 30, 2015

	Total
	Operating		Consolidated
	LLC	IFMI	IFMI
Net income / (loss) before tax	$(480)	$-	$(480)
Income tax expense / (benefit)	(15)	-	(15)
Net income / (loss) after tax	(465)	-	(465)
Average effective Operating LLC non-controlling interest (1)%	25.81%
Operating LLC non-controlling interest	$(120)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended June 30, 2015

	Total
	Operating		Consolidated
	LLC	IFMI	IFMI
Net income / (loss) before tax	$(2,768)	$-	$(2,768)
Income tax expense / (benefit)	89	-	89
Net income / (loss) after tax	(2,857)	-	(2,857)
Average effective Operating LLC non-controlling interest (1)%	25.69%
Operating LLC non-controlling interest	$(734)

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

See Liquidity and Capital Resources – Debt Financing and Liquidity and Capital Resources – Contractual Obligations below.

During the third quarter of 2010, our Board of Directors initiated a dividend of $0.05 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, the Company declared a dividend of $0.02 per quarter, which was paid regularly through the second quarter of 2015. The Company’s Board of Directors can decide to increase, reduce, or eliminate dividends in the future. The Company’s Board of Director’s decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our Board of Directors, a pro rata distribution was made to the other members of the Operating LLC upon the payment of dividends to stockholders of the Company.

On July 30, 2015, our Board of Directors declared a cash dividend of $0.02 per share, which will be paid on our common stock on August 28, 2015 to stockholders of record on August 14, 2015.  A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

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

(4) To fund potential dividends and distributions: During the third quarter of 2010 and for each subsequent quarter through June 30, 2015, we have declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of June 30, 2015 and December 31, 2014, we maintained cash and cash equivalents of $12,878 and $12,253, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Six Months Ended June 30,
	2015	2014
Cash flow from operating activities	$(7,010)	$1,160
Cash flow from investing activities	8,514	2,664
Cash flow from financing activities	(822)	(4,070)
Effect of exchange rate on cash	(57)	13
Net cash flow	625	(233)
Cash and cash equivalents, beginning	12,253	13,161
Cash and cash equivalents, ending	$12,878	$12,928

 See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Six Months Ended June 30, 2015

As of June 30, 2015, our cash and cash equivalents were $12,878, representing an increase of $625 from December 31, 2014. The increase was attributable to the cash used by operating activities of $7,010, the cash provided by investing activities of $8,514, the cash used by financing activities of $822, and the decrease in cash caused by the change in exchange rates of $57.

The cash used by operating activities of $7,010 was comprised of (a) net cash inflows of $626 related to working capital fluctuations; (b) net cash outflows of  $7,209 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash outflows from other earnings items of $427 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income or loss from equity method affiliates, equity based compensation, depreciation and amortization, amortization of discount on debt, and impairment of goodwill).

The cash provided by investing activities of $8,514 was comprised of (a) $8,841 of cash from sales and returns of principal of other investments, at fair value; partially offset by (b) $232 of purchases of other investments, at fair value and (c) $95 of cash used to purchase furniture, equipment, and leasehold improvements.

The cash used in financing activities of $822 was comprised of (a) $213 of distributions to non-controlling interests related to the Operating LLC; and (b) $609 in dividends to shareholders of IFMI.

Six Months Ended June 30, 2014

As of June 30, 2014, our cash and cash equivalents were $12,928, representing a net decrease of $233 from December 31, 2013. The decrease was attributable to cash provided by operating activities of $1,160,  cash provided by investing activities of $2,664,  the cash used by financing activities of $4,070, and the increase in cash caused by the change in exchange rates of $13.

The cash provided by operating activities of $1,160 was comprised of (a) net cash outflows of $4,433 related to working capital fluctuations; (b)  net cash inflows of $8,137 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) net cash outflows from other earnings items of $2,544 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income or loss from equity method affiliates, equity based compensation, depreciation and amortization, amortization of discount on debt, and impairment of goodwill).

The cash provided by investing activities of $2,664 was comprised of (a) $19,924 of net proceeds from the sale of the Star Asia Group (see note 5 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014); (b) $3,643 of proceeds from distributions received, sales, and returns of principal from other investments, at fair value; (c) $67 in distributions received from equity method affiliates; net of (d) $20,843 of cash used to acquire other investments, at fair value and (e) $127 used to purchase furniture, fixtures, and leasehold improvements.

The cash used in financing activities of $4,070 was comprised of (a) $3,121 for the repayment of debt; (b) $79 used to net settle equity awards; (c) $213 of distributions to non-controlling interests related to the Operating LLC; and (d) $657 in dividends to shareholders of IFMI.

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFL in the United Kingdom. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at June 30, 2015 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)
United States	$264
United Kingdom	1,824
Total	$2,088

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at June 30, 2015, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $23,186. See note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Securities Financing

We maintain repurchase agreements with various third party institutional investors. There is no maximum limit as to the amount of securities that may be transferred pursuant to these agreements, and transactions are approved on a case-by-case basis. The repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in standard master repurchase agreements. The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contains events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, however, no assurance can be given that we will be able to satisfy requests from our counterparties to post additional collateral in the future. See note 9 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

If there were an event of default under the repurchase agreements, we would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due from us to the counterparty payable immediately. Repurchase obligations are full recourse obligations to us. If we were to default under a repurchase obligation, the counterparty would have recourse to our other assets if the collateral was not sufficient to satisfy the obligation in full. Most of our repurchase agreements are entered into as part of our matched book repo business.

The Company’s clearing agencies provide securities financing arrangements including margin arrangements and securities borrowing and lending arrangements. These arrangements generally require us to transfer additional securities or cash to the clearing agency in the event the value of the securities then held by the clearing agency in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under such agreements.

An event of default under the clearing agreement would give our counterparty the option to terminate our clearing arrangement. Any amounts owed to the clearing agency would be immediately due and payable. These obligations are recourse to us. Furthermore, a termination of our clearing arrangements would result in a significant disruption to our business and would have a significant negative impact on our dealings and relationship with our customers.

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the six months ended June 30, 2015 and the twelve months ended December 31, 2014 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Six Months Ended June 30, 2015	Twelve Months Ended December 31, 2014
Receivables under resale agreements
Period end	$172,746	$101,675
Monthly average	133,634	64,409
Maximum month end	172,746	101,675
Securities sold under agreements to repurchase
Period end	$172,717	$101,856
Monthly average	133,750	64,740
Maximum month end	172,717	101,856

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

Debt Financing

As of June 30, 2015, we had the following sources of debt financing other than securities financing arrangements: (1)  convertible senior notes, comprised of 8.0% Convertible Notes; and (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I.

See note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		June 30, 2015	December 31, 2014	Interest Rate Terms	Interest (3)	Maturity
Convertible senior notes:
8.00% convertible senior notes (the "8.0% Convertible Notes")	$8,248		$8,248	$8,248	8.00%	8.00%	September 2018 (1)

Junior subordinated notes:
Alesco Capital Trust I	28,125	(2)	11,802	11,499	4.28%	4.28%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	8,410	8,192	4.42%	4.42%	March 2035
	$48,125		20,212	19,691
Total			$28,460	$27,939

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

Off-Balance Sheet Arrangements

Other than as described in note 8 (derivatives) and note 11 (variable interest entities) to our consolidated financial statements included in item 1 of this Quarterly Report on Form 10-Q,  there were no material off balance sheet arrangements as of June 30, 2015.

Contractual Obligations

The table below summarizes our significant contractual obligations as of June 30, 2015 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 8.0% Convertible Notes are not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities and repurchase agreements.

CONTRACTUAL OBLIGATIONS
June 30, 2015
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$4,171	$1,647	$1,589	$720	$215
Maturity of 8.0% Convertible Notes (1)	8,248	-	-	8,248	-
Interest on 8.0% Convertible Notes (1)	2,162	669	1,338	155	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	44,242	2,088	4,175	4,175	33,804
	$106,948	$4,404	$7,102	$13,298	$82,144

(1)Assumes the 8.0% Convertible Notes are not converted prior to maturity.

(2)The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 4.278% (based on a 90-day LIBOR rate in effect as of June 30, 2015 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 4.423% (based on a 90-day LIBOR rate in effect as of June 30, 2015 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target could be Achieved After the Requisite Service Period, which requires a performance target that affects vesting and that could be achieved after the requisite service period be accounted for as a performance condition rather than as a non-vesting condition that affects the grant-date fair value of the award.  A reporting entity should apply existing guidance in Topic 718, Compensation-Stock Compensation, as it relates to such awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying this ASU as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements.  We will adopt the provisions of this ASU effective January 1, 2016 and are currently evaluating the new guidance to determine the impact, if any, that it will have on our consolidated financial statements.

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

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  Reporting entities are permitted to use net asset value (“NAV”) as a practical expedient to measure the fair value of certain investments.  Under current U.S. GAAP, investments that use the NAV practical expedient to measure fair value are categorized within the fair value hierarchy as level 2 or level 3 investments depending on their redemption attributes, which has led to diversity in practice.  This ASU will remove the requirement to categorize within the fair value hierarchy all investments that use the NAV practical expedient for fair value measurement purposes.  Furthermore, the ASU will remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV practical expedient.  Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The ASU is effective for fiscal years beginning after December 15, 2015 and interim periods with those fiscal years.  The ASU must be applied retrospectively to all prior periods presented.  We will adopt this ASU on January 1, 2016.  The adoption of this ASU is expected to have an impact on the disclosures to our financial statements.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements which covers a wide range of Topics in the Codification.  The amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  The transition guidance varies based on the amendments in this ASU.  The amendments in this ASU that require transition guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted, including adoption in an interim period.  All other amendments are effective upon the issuance of this ASU.  We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements and disclosures.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2014. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the six months ended June 30, 2015, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM  3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All amounts in this section are in thousands unless otherwise noted.

Market Risk

Market risk is the risk of economic loss arising from the adverse impact of market changes to the market value of our trading and investment positions. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of our market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments. For purposes of analyzing the components of market risk, we have broken out our investment portfolio into three broad categories, plus debt, as described below.

Fixed Income Securities: We hold, from time to time, the following securities: U.S. Treasury securities, U.S. government agency MBS, U.S. government agency debt securities, CMOs, non-government MBS, corporate bonds, non-redeemable and redeemable preferred stock, municipal bonds, certificates of deposits, SBA loans, residential loans, whole loans, and unconsolidated investments in the middle and senior tiers of securitization entities and TruPS. We attempt to mitigate our exposure to market risk by entering into economic hedging transactions, which may include TBAs and other forward agency MBS contracts. The fixed income category can be broadly broken down into two subcategories: fixed rate and floating rate.

Floating rate securities are not in themselves particularly sensitive to interest rate risk. Because they generally accrue income at a variable rate, the movement in interest rates typically does not impact their fair value. Fluctuations in their current income due to variations in interest rates are generally not material to us. Floating rate fixed income securities are subject to other market risks such as default risk of the underlying issuer, changes in issuer’s credit spreads, prepayment rates, investor demand and supply of securities within a particular asset class or industry class of the ultimate obligor. The sensitivity to any individual market risk can be difficult to quantify.

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of June 30, 2015, we would incur a loss of $3,229 if the yield curve rises 100 bps across all maturities and a gain of $3,078 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment that is denominated in Euros.  The fair value of this investment is subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of June 30, 2015, our equity price sensitivity was $391 and our foreign exchange currency sensitivity was $20.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of June 30, 2015, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $3,066 as of June 30, 2015.

Counterparty Risk and Settlement Risk

We are subject to counterparty risk primarily in two areas: our collateralized securities transactions described in note 9 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q, and our TBA and other forward agency MBS activities described in note 8 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. With respect to the matched book repo financing activities, our risk is that the counterparty does not fulfill its obligation to repurchase the underlying security when it is due. In this case, we would typically liquidate the underlying security, which may result in a loss if the security has declined in value in relation to the balance due from the counterparty under the reverse repurchase agreement.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2015 and 2014, (iii) the Consolidated Statement of Changes in Equity for the Six Months Ended June 30, 2015, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015, and 2014, and (v) Notes to Consolidated Financial Statements.**

*Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

**Filed herewith.

***Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Institutional Financial Markets, Inc.

	By:	/s/ LESTER R. BRAFMAN

Lester R. Brafman
Date: August 4, 2015		Chief Executive Officer

Institutional Financial Markets, Inc.

	By:	/s/ JOSEPH W. POOLER, JR.

Joseph W. Pooler, Jr.
Date: August 4, 2015		Executive Vice President, Chief Financial Officer and Treasurer