Form 10-Q
period 2015-09-30
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2015-11-02
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 31, 2015,  there were 13,382,811 shares of common stock ($0.001 par value per share) of Institutional Financial Markets, Inc. outstanding.

INSTITUTIONAL FINANCIAL MARKETS, INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

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

Certain Terms Used in this Quarterly Report on Form 10-Q

In this Quarterly Report on Form 10-Q, unless otherwise noted or as the context otherwise requires: “IFMI” refers to Institutional Financial Markets, Inc., a Maryland corporation. The “Company,” “we,” “us,” and “our” refer to IFMI and its subsidiaries on a consolidated basis; “IFMI, LLC” or the “Operating LLC” refers to IFMI, LLC (formerly Cohen Brothers, LLC), the main operating subsidiary of the Company; “Cohen Brothers” refers to the pre-merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries; “Merger Agreement” refers to the Agreement and Plan of Merger among AFN, Alesco Financial Holdings, LLC, a wholly owned subsidiary of AFN, which we refer to as the “Merger Sub,” and Cohen Brothers, dated as of February 20, 2009 and amended on June 1, 2009, August 20, 2009, and September 30, 2009; “Merger” refers to the December 16, 2009 closing of the merger of Merger Sub with and into Cohen Brothers pursuant to the terms of the Merger Agreement, which resulted in Cohen Brothers becoming a majority owned subsidiary of the Company. “JVB Holdings” refers to JVB Financial Holdings, L.L.C.; “JVB” refers to J.V.B. Financial Group, LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom; “CCPRH” refers to C&Co/PrinceRidge Holdings LP (formerly known as PrinceRidge Holdings LP) and its subsidiaries; “PrinceRidge GP” refers to C&Co/PrinceRidge Partners LLC (formerly known as PrinceRidge Partners LLC); “PrinceRidge” refers to CCPRH together with PrinceRidge GP; and “CCPR” refers to C&Co/PrinceRidge LLC (formerly known as The PrinceRidge Group LLC), a broker dealer subsidiary.  “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands Exempted company that is externally managed by CCFL.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2015
	(unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$13,379	$12,253
Receivables from brokers, dealers and clearing agencies	65,545	48,067
Due from related parties	256	552
Other receivables	6,302	9,398
Investments-trading	140,219	126,748
Other investments, at fair value	18,127	28,399
Receivables under resale agreements	128,730	101,675
Goodwill	7,992	7,992
Other assets	5,742	7,434
Total assets	$386,292	$342,518

Liabilities

Payables to brokers, dealers and clearing agencies	$102,179	$94,444
Due to related parties	50	-
Accounts payable and other liabilities	4,328	5,103
Accrued compensation	3,168	4,054
Trading securities sold, not yet purchased	60,912	48,740
Securities sold under agreement to repurchase	128,685	101,856
Deferred income taxes	4,049	3,888
Debt	28,711	27,939
Total liabilities	332,082	286,024

Commitments and contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 15,382,811 and 15,017,219 shares issued and outstanding, respectively, including 365,592 and 158,438 unvested or restricted share awards, respectively	15	15
Additional paid-in capital	75,443	74,604
Accumulated other comprehensive loss	(913)	(772)
Accumulated deficit	(27,981)	(25,617)
Total stockholders' equity	46,569	48,235
Non-controlling interest	7,641	8,259

Total equity	54,210	56,494
Total liabilities and equity	$386,292	$342,518

                                              See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues

Net trading	$8,333	$6,327	$22,346	$19,876
Asset management	2,332	2,740	6,890	10,003
New issue and advisory	2,119	286	4,268	3,004
Principal transactions and other income	143	1,199	3,268	5,091
Total revenues	12,927	10,552	36,772	37,974

Operating expenses

Compensation and benefits	7,044	6,600	20,783	22,138
Business development, occupancy, equipment	901	904	2,543	2,941
Subscriptions, clearing, and execution	1,786	1,843	5,132	6,094
Professional fee and other operating	2,488	1,537	6,353	6,766
Depreciation and amortization	150	251	611	849
Impairment of goodwill	-	-	-	3,121
Total operating expenses	12,369	11,135	35,422	41,909

Operating income / (loss)	558	(583)	1,350	(3,935)

Non-operating income / (expense)

Interest expense	(984)	(1,079)	(2,951)	(3,317)
Income / (loss) from equity method affiliates	-	-	-	27
Income / (loss) before income tax expense / (benefit)	(426)	(1,662)	(1,601)	(7,225)
Income tax expense / (benefit)	221	62	267	161
Net income / (loss)	(647)	(1,724)	(1,868)	(7,386)
Less: Net (loss) / income attributable to the non-controlling interest	(114)	(469)	(432)	(1,910)
Net income / (loss) attributable to IFMI	$(533)	$(1,255)	$(1,436)	$(5,476)

Income / (loss) per share data (see Note 17):
Basic income / (loss) per common share	$(0.03)	$(0.08)	$(0.09)	$(0.36)
Weighted average shares outstanding-basic	15,229,340	15,066,621	15,202,628	15,013,593

Diluted income / (loss) per common share	$(0.03)	$(0.08)	$(0.09)	$(0.36)
Weighted average shares outstanding-diluted	20,553,430	20,390,761	20,526,718	20,337,731

Dividends declared per common share	$0.02	$0.02	$0.06	$0.06

Comprehensive income / (loss):
Net income / (loss) (from above)	$(647)	$(1,724)	$(1,868)	$(7,386)
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	56	(162)	(182)	(72)
Other comprehensive income / (loss), net of tax of $0	56	(162)	(182)	(72)
Comprehensive income / (loss)	(591)	(1,886)	(2,050)	(7,458)
Less: comprehensive income / (loss) attributable to the non-controlling interest	(219)	(512)	(479)	(1,929)
Comprehensive income / (loss) attributable to IFMI	$(372)	$(1,374)	$(1,571)	$(5,529)

                                          See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Institutional Financial Markets, Inc.
	Preferred Stock $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2014	$5	$15	$74,604	$(25,617)	$(772)	$48,235	$8,259	$56,494
Net loss	-	-	-	(1,436)	-	(1,436)	(432)	(1,868)
Other comprehensive income/ (loss) (1)	-	-	-	-	(135)	(135)	(47)	(182)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	88	-	(6)	82	(82)	-
Equity-based compensation and vesting of shares	-	-	751	-	-	751	265	1,016
Dividends/Distributions	-	-	-	(928)	-	(928)	(322)	(1,250)
September 30, 2015	$5	$15	$75,443	$(27,981)	$(913)	46,569	$7,641	$54,210

(1)	Represents foreign currency translation adjustment. There were no amounts reclassified from accumulated other comprehensive income / (loss).

See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income / (loss)	$(1,868)	$(7,386)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	1,016	1,134
Accretion of income on other investments, at fair value	(1,918)	(842)
Realized loss / (gain) on other investments	3,209	57
Change in unrealized (gain) loss on other investments, at fair value	(1,633)	(2,001)
Depreciation and amortization	611	849
Amortization of discount on debt	772	1,027
Impairment of goodwill	-	3,121
(Income) / loss from equity method affiliates	-	(27)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	3,096	1,043
(Increase) decrease in investments-trading	(13,471)	(30,873)
(Increase) decrease in other assets	1,191	(583)
(Increase) decrease in receivables under resale agreement	(27,055)	(37,121)
Change in receivables from / payables to related parties, net	346	301
Increase (decrease) in accrued compensation	(886)	(1,278)
Increase (decrease) in accounts payable and other liabilities	(809)	(3,938)
Increase (decrease) in trading securities sold, not yet purchased, net	12,172	(5,175)
Change in receivables from/ payables to brokers, dealers, and clearing agencies, net	(9,743)	43,056
Increase (decrease) in securities sold under agreement to repurchase	26,829	37,913
Increase (decrease) in deferred income taxes	161	(77)
Net cash provided by (used in) operating activities	(7,980)	(800)
Investing activities
Purchase of investments-other investments, at fair value	(11)	(25,312)
Sales and returns of principal - other investments, at fair value	10,625	5,082
Proceeds from sale of Star Asia and related entities, net	-	19,924
Return from equity method affiliates	-	67
Purchase of furniture, equipment, and leasehold improvements	(110)	(143)
Net cash provided by (used in) investing activities	10,504	(382)
Financing activities
Repayment and repurchase of debt	-	(3,121)
Cash used to net share settle equity awards	-	(79)
Purchase and retirement of common stock	-	(207)
IFMI non-controlling interest distributions	(322)	(319)
IFMI dividends	(928)	(959)
Net cash provided by (used in) financing activities	(1,250)	(4,685)
Effect of exchange rate on cash	(148)	(46)
Net increase (decrease) in cash and cash equivalents	1,126	(5,913)

Cash and cash equivalents, beginning of period	12,253	13,161
Cash and cash equivalents, end of period	$13,379	$7,248

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

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). Effective January 1, 2010, the Company ceased to qualify as a real estate investment trust, or a REIT. The Company trades on the NYSE MKT LLC (formerly known as the NYSE Amex LLC) under the ticker symbol “IFMI.” The Company is a financial services company specializing in fixed income investments. As of September 30, 2015, the Company had $3.94 billion in assets under management (“AUM”),  of which 97.8% was in collateralized debt obligations (“CDOs”).

In these financial statements, the “Company” refers to IFMI and its subsidiaries on a consolidated basis; “IFMI, LLC” or the“Operating LLC” refers to the main operating subsidiary of the Company, IFMI, LLC (formerly Cohen Brothers);  “Cohen Brothers” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc. “JVB Holdings” refers to JVB Financial Holdings, L.L.C.; “JVB” refers to J.V.B. Financial Group LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom; “CCPRH” refers to C&Co/PrinceRidge Holdings LP (formerly known as PrinceRidge Holdings LP) and its subsidiaries; “PrinceRidge GP” refers to C&Co/PrinceRidge Partners LLC, (formerly known as PrinceRidge Partners LLC); “PrinceRidge” refers to CCPRH together with PrinceRidge GP; and “CCPR” refers to C&Co/PrinceRidge LLC (formerly known as The PrinceRidge Group LLC), a broker dealer subsidiary. “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

On January 31, 2014, JVB merged into CCPR. In connection with this merger, CCPRH changed its name from C&Co/PrinceRidge Holdings LP to J.V.B. Financial Group Holdings, LP and CCPR changed its name from C&Co/PrinceRidge LLC to J.V.B. Financial Group, LLC.  Further, on January 31, 2014, CCPR began to do business under the JVB brand.  Therefore, when discussing the operations of CCPR on or subsequent to January 31, 2014, CCPR is referred to it as JVB.

The Company’s business is organized into the following three business segments:

Capital Markets: The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, and financing, as well as new issue placements in corporate and securitized products and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds and loans, asset backed securities (“ABS”), mortgage backed securities (“MBS”),  residential mortgage backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposits (“CDs”) for small banks, hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. As of September 30, 2015, the Company carried out its capital market activities primarily through its subsidiaries: JVB in the United States and CCFL in Europe.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions that are repurchase agreements where the maturity of the security transferred as collateral matches the maturity of the repurchase agreement. According to the new guidance, all repurchase-to-maturity transactions will be accounted for as secured borrowing transactions in the same way as other repurchase agreements rather than as sales of a financial asset and forward commitment to repurchase.  The amendments also change the accounting for repurchase financing arrangements that are transactions involving the transfer of a financial asset to a counterparty executed contemporaneously with a reverse repurchase agreement with the same counterparty.  Under the new guidance, all repurchase financings will now be accounted for separately, which will result in secured lending accounting for the reverse repurchase agreement.  The guidance also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014 with early adoption prohibited.  An entity will be required to present changes in accounting for all outstanding repurchase-to-maturity transactions and repurchase financing arrangements as a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The disclosures for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015.  The Company’s adoption of the provisions of this ASU effective January 1, 2015 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.  The Company presented the new disclosures for repurchase agreements accounted for as secured borrowings as of September 30, 2015.  See note 9.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of September 30, 2015 and December 31, 2014, the fair value of the Company’s debt was estimated to be $33.7 million and $39.3 million, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

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

C. Recent Accounting Developments

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces existing revenue recognition guidance in Topic 605, Revenue Recognition, replaces certain other industry-specific revenue recognition guidance, specifies the accounting for certain costs to obtain or fulfill a contract with a customer and provides recognition and measurement guidance in relation to sales of non-financial assets. The core principle of this ASU is to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU provides guidance on how to achieve this core principle, including how to identify contracts with customers and separate performance obligations in the contract, how to determine and allocate the transaction price to such performance obligations and how to recognize revenue when a performance obligation has been satisfied.  The ASU is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2016 with early adoption prohibited.  The Company will be required to apply the amendments in this ASU using one of the following two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the ASU; or (ii) retrospective with the cumulative effect of initially applying the ASU recognized at the date of the initial application and providing certain additional disclosures as defined in the ASU.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.   Earlier application is permitted only as of the annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company will adopt the provisions of this ASU effective January 1, 2018 and is currently evaluating the new guidance to determine the impact it will have on its financial statements.

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

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements, which covers a wide range of topics in the codification.  This ASU clarifies the codification, correct unintended application of guidance, or make minor improvements to the codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  The transition guidance varies based on the amendments in this ASU.  The amendments in this ASU that require transition guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted, including adoption in an interim period.  All other amendments are effective upon the issuance of this ASU.  The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements and disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which includes amendments that eliminate the requirement to restate prior period financial statements for measurement period adjustments following a business combination.  The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes to the financial statements.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company is currently evaluating the impact of these amendments on the presentation in its consolidated financial statements.

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

Pursuant to the Europe Sales Agreement, the Operating LLC has agreed to enter into a non-cancellable trust deed agreement with one of the entities included in the sale of the Company’s European operations (the manager of the Munda CLO I), which would result in the Operating LLC retaining the right to substantially all revenues from the management of Munda CLO I, as well as the proceeds from any potential future sale of the Munda CLO I management agreement. Revenue generated by the Munda CLO for the nine months ended September 30, 2015 and 2014 was $1,956 and $2,524, respectively, and for the three months ended September 30, 2015 and 2014 was $625 and $829, respectively.

Under the terms of the Europe Sale Agreement, the Operating LLC has agreed to divest its European operations, including asset management and capital market activities through offices located in London, Paris, and Madrid, and for approximately 20 employees to transition from the Operating LLC to C&Co Europe Acquisition LLC.  Under the Europe Sale Agreement, upon the closing of the transaction, Mr. Cohen would be deemed to have voluntarily terminated employment with the Company and its affiliates and to have resigned from all other positions and offices that he holds with the Company and its affiliates.  Notwithstanding the foregoing, Mr. Cohen would receive no severance or other compensation related to such termination and resignation and Mr. Cohen would remain vice chairman of the Company’s board of directors and IFMI’s largest shareholder (including voting only shares).

The Operating LLC’s European asset management business which the Operating LLC has agreed to sell pursuant to the Europe Sale Agreement includes management agreements for the Dekania Europe I, II, and III CDOs and the management agreements for several European managed accounts.  As of September 30, 2015, these European assets under management totaled approximately $799,035, which represented 20% of the Company’s total AUM. Although the manager of Munda CLO I constitutes part of the business to be transferred under the Europe Sale Agreement, the Munda CLO I management agreement will be held in trust for the benefit of the Operating LLC. As of September 30, 2015, the Munda CLO I assets under management totaled approximately $505,441, which represented 13% of the Company’s total AUM.  The Operating LLC’s European capital markets business consists of credit-related fixed income sales, trading, and financing as well as new issue placements in corporate and securitized products and advisory services, operating primarily through the Operating LLC’s subsidiary, CCFL.

The combined European business which is subject to the Europe Sale Agreement, excluding the revenues and expenses related to Munda CLO I, accounted for approximately $5,145 of revenue for the nine months ended September 30, 2015, and $1,463 of operating loss for the nine months ended September 30, 2015, and included approximately $(1,373) of net assets as of September 30, 2015.

Under the terms of the Europe Sale Agreement, the Operating LLC had the right to initiate, solicit, facilitate, and encourage alternative acquisition proposals from third parties for a “go shop” period of up to 90 days from the signing of the purchase agreement. On October 29, 2014, the special committee of the board of directors elected to end the “go shop” period. The “go shop” period did not result in the Operating LLC receiving a superior proposal from a third party, and the Operating LLC is pursuing the transaction with the entity controlled by Daniel G. Cohen.

The sale of the European business  is subject to customary closing conditions and regulatory approval from the United Kingdom Financial Conduct Authority.

On March 26, 2015, the parties to the  Europe Sale Agreement entered into an amendment to (i) extend the deadline for the closing of the transaction from March 31, 2015 to June 30, 2015, and (ii) extend the date on which C&Co Europe Acquisition LLC will be obligated to cause the settlement of related European intercompany accounts owed to IFMI, LLC (the “Intercompany Payables”) from March 31, 2015 to June 30, 2015.

On June 30, 2015, the parties to the Europe Sale Agreement agreed to extend the deadline for the closing from June 30, 2015 to December 31, 2015 and the settlement date of the Intercompany Payables from June 30, 2015 to December 31, 2015 (the “Second Extension”).

In connection with the Second Extension, the parties to the Europe Sale Agreement agreed that if the Europe Sale Agreement is terminated in accordance with its terms (as amended by the Second Extension) prior to the closing, then (i) Mr. Cohen will pay $600 of the legal and financial advisory fees and expenses incurred by the Operating LLC and the Special Committee in connection with the transactions contemplated by the Europe Sale Agreement since April 1, 2014 and (ii) an amendment (the “Employment Agreement Amendment”) to the Amended and Restated Employment Agreement, dated as of May 9, 2013, among the Operating LLC, the Company, Mr. Cohen, and J.V.B. Financial Group Holdings, LP (formerly known as C&Co/PrinceRidge Holdings LP) (the “Cohen Employment Agreement”), will be amended to provide that if Mr. Cohen’s employment is terminated by the Operating LLC without “cause”, or by Mr. Cohen for “good reason” (as such terms are defined in the Cohen Employment Agreement), the Operating LLC will pay Mr. Cohen a maximum of $1,000 as a severance benefit (in lieu of the minimum of $3,000 as severance payment currently provided for under the Cohen Employment Agreement in the event that Mr. Cohen’s employment is so terminated).

5. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following at September 30, 2015 and December 31, 2014.

RECEIVABLES FROM BROKERS, DEALERS AND CLEARING AGENCIES
(Dollars in Thousands)

	September 30, 2015	December 31, 2014
Deposits with clearing agencies	$1,250	$1,296
Unsettled regular way trades, net	68	-
Receivables from clearing agencies	64,227	46,771
Receivables from brokers, dealers, and clearing agencies	$65,545	$48,067

Deposits with clearing agencies represent funds the Company is required to deposit with its clearing agencies per the terms of each clearing agreement.  These amounts are required to remain on deposit with the clearing agency so long as the clearing agreement is in effect.

Securities transactions that settle in the regular way are recorded on the trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net (by entity) in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets.

Receivables from clearing agencies include free credit balances, proceeds from securities sold, including financial instruments sold not yet purchased, and other amounts receivable.   Proceeds related to financial instruments sold, not yet purchased may be restricted until the securities are purchased.

Amounts payable to brokers, dealers, and clearing agencies consisted of the following at September 30, 2015 and December 31, 2014, respectively.

PAYABLES TO BROKERS, DEALERS AND CLEARING AGENCIES
(Dollars in Thousands)

	September 30, 2015	December 31, 2014
Unsettled regular way trades, net	$17,771	$4,971
Margin payable	84,408	89,473
Payables to brokers, dealers, and clearing agencies	$102,179	$94,444

Margin payable represents borrowings from clearing agencies to finance the Company’s trading inventory.  Effectively, all of the Company’s trading assets and deposits with clearing agencies serve as collateral for the margin payable.  These assets are held by the Company’s clearing agency.  The Company incurred interest on margin payable of $436 and $291 for the nine months ended September 30, 2015 and 2014, respectively, and $156 and $119 for the three months ended September 30, 2015 and 2014, respectively.

6. FINANCIAL INSTRUMENTS

Investments—Trading

The following table provides detail of the investments classified as investments-trading as of the periods indicated.

INVESTMENTS - TRADING
(Dollars in Thousands)

	September 30, 2015	December 31, 2014
U.S. government agency MBS and CMOs	$32,630	$9,719
U.S. government agency debt securities	37,598	25,785
RMBS	373	358
U.S. Treasury securities	1,091	1,131
CLOs	-	952
Other ABS	2,558	112
SBA loans	19,038	29,679
Corporate bonds and redeemable preferred stock	22,262	22,142
Municipal bonds	14,033	33,664
Certificates of deposit	4,174	985
Derivatives (1)	6,462	1,930
Equity securities	-	291
Investments-trading	$140,219	$126,748

(1)Includes TBAs, other forward agency MBS contracts, and other extended settlement trades. See note 8.

Trading Securities Sold, Not Yet Purchased

The following table provides detail of the trading securities sold, not yet purchased as of the periods indicated.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	September 30, 2015	December 31, 2014
U.S. Treasury securities	$37,217	$15,644
Corporate bonds and redeemable preferred stock	17,680	31,406
Municipal bonds	20	20
Derivatives (1)	5,995	1,670
Trading securities sold, not yet purchased	$60,912	$48,740

(1)Includes TBAs, other forward agency MBS contracts, and other extended settlement trades. See note 8.

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the change in unrealized (losses) gains in the amount of $700 and $ (1,496) for the nine months ended September 30, 2015 and 2014, respectively, in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

The following table provides detail of the investments included within other investments, at fair value.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	September 30, 2015
	Cost	Carrying Value	Unrealized Gain(Loss)
CLOs	$16,013	$14,448	$(1,565)
CDOs	193	31	(162)
Equity Securities:
EuroDekania	5,300	2,512	(2,788)
Tiptree Financial, Inc. ("Tiptree")	1,876	679	(1,197)
Other securities	176	43	(133)
Total equity securities	7,352	3,234	(4,118)
Residential loans	121	392	271
Foreign currency forward contracts	-	22	22
Other investments, at fair value	$23,679	$18,127	$(5,552)

	December 31, 2014
	Cost	Carrying Value	Unrealized Gain(Loss)
CLOs	$23,139	$21,518	$(1,621)
CDOs	193	11	(182)
Equity Securities:
EuroDekania	6,503	3,717	(2,786)
Tiptree	5,455	2,472	(2,983)
Other securities	176	33	(143)
Total equity securities	12,134	6,222	(5,912)
Residential loans	118	565	447
Foreign currency forward contracts	-	83	83
Other investments, at fair value	$35,584	$28,399	$(7,185)

7. FAIR VALUE DISCLOSURES

Fair Value Option

The Company has elected to account for certain of its other financial assets at fair value under the fair value option provisions of FASB ASC 825, Financial Instruments (“FASB ASC 825”). The primary reason for electing the fair value option, when it first became available in 2008, was to reduce the burden of monitoring the differences between the cost and the fair value of the Company’s investments, previously classified as available for sale securities, including the assessment as to whether the declines are temporary in nature and to further remove an element of management judgment. In addition, the election was made for certain investments that were previously required to be accounted for under the equity method because their fair value measurements were readily obtainable.

In general, such financial assets accounted for at fair value include:

•securities that would otherwise qualify for available for sale treatment;

•investments in equity method affiliates where the affiliate has all of the attributes in FASB ASC 946-10-15-2 (commonly referred to as investment companies); and

•investments in residential loans.

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) of $ (1,576) and $ 1,944 related to changes in fair value of investments that are included as a component of other investments, at fair value during the nine months ended September 30, 2015 and 2014, respectively. The Company recognized net gains (losses) of $ (1,222) and $28 related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended September 30, 2015 and 2014, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities.  There were no transfers between level 1 and level 2 of the fair value hierarchy during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, there was one transfer of $2,705 into level 1 from level 2 related to the Company’s investment in Tiptree.  Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in or transfers out of the level 3 category as of the beginning of the quarter in which reclassifications occur.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
September 30, 2015
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$32,630	$-	$32,630	$-
U.S. government agency debt securities	37,598	-	37,598	-
RMBS	373	-	373	-
U.S. Treasury securities	1,091	1,091	-	-
Other ABS	2,558	-	2,558	-
SBA loans	19,038	-	19,038	-
Corporate bonds and redeemable preferred stock	22,262	-	22,262	-
Municipal bonds	14,033	-	14,033	-
Certificates of deposit	4,174	-	4,174	-
Derivatives	6,462	-	6,462	-
Total investments - trading	$140,219	$1,091	$139,128	$-

Other investments, at fair value
EuroDekania (1)	$2,512	$-	$-	$2,512
Tiptree (2)	679	679	-	-
Other equity securities	43	30	13	-
CLOs	14,448	-	-	14,448
CDOs	31	-	-	31
Residential loans	392	-	392	-
Foreign currency forward contracts	22	22	-	-
Total other investments, at fair value	$18,127	$731	$405	$16,991

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$37,217	$37,217	$-	$-
Corporate bonds	17,680	-	17,680	-
Municipal bonds	20	-	20	-
Derivatives	5,995	-	5,995	-
Total trading securities sold, not yet purchased	$60,912	$37,217	$23,695	$-

(1)Hybrid Securities Fund—European.

(2)Diversified Holding Company.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
December 31, 2014
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$9,719	$-	$9,719	$-
U.S. government agency debt securities	25,785	-	25,785	-
RMBS	358	-	358	-
U.S. Treasury securities	1,131	1,131	-	-
CLOs	952	-	952	-
Other ABS	112	-	112	-
SBA loans	29,679	-	29,679	-
Corporate bonds and redeemable preferred stock	22,142	-	22,142	-
Municipal bonds	33,664	-	33,664	-
Certificates of deposit	985	-	985	-
Derivatives	1,930	-	1,930	-
Equity securities	291	233	58	-
Total investments - trading	$126,748	$1,364	$125,384	$-

Other investments, at fair value
EuroDekania (1)	$3,717	$-	$-	$3,717
Tiptree (2)	2,472	2,472	-	-
Other equity securities	33	23	10	-
CLOs	21,518	-	-	21,518
CDOs	11	-	-	11
Residential loans	565	-	565	-
Foreign currency forward contracts	83	83	-	-
Total other investments, at fair value	$28,399	$2,578	$575	$25,246

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$15,644	$15,644	$-	$-
Corporate bonds and redeemable preferred stock	31,406	-	31,406	-
Municipal bonds	20	-	20	-
Derivatives	1,670	-	1,670	-
Total trading securities sold, not yet purchased	$48,740	$15,644	$33,096	$-

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

If quotations are unavailable, prices observed by the Company for recently executed market transactions may be used or valuation models prepared by the Company’s management may be used, which are based on an income approach. These models prepared by the Company’s management include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Each CLO and CDO position is evaluated independently taking into consideration available comparable market levels, underlying collateral performance and pricing, deal structures, and liquidity.  Fair values based on internal valuation models prepared by the Company’s management are generally classified within level 3 of the valuation hierarchy.

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

LEVEL 3 INPUTS
Nine Months Ended September 30, 2015
(Dollars in Thousands)

	December 31, 2014	Net trading	Gains and losses (3)	Transfers out of level 3	Accretion of income (3)	Purchases	Sales and returns of capital	September 30, 2015	Change in unrealized gains /(losses) (1)
Assets
Other investments, at fair value
Equity Securities:
EuroDekania (2)	$3,717	$-	$(2)	$-	$-	$-	$(1,203)	$2,512	$(2)
Total equity securities	3,717	-	(2)	-	-	-	(1,203)	2,512	(2)
CLOs	21,518	-	(1,525)	-	1,918	-	(7,463)	14,448	56
CDOs	11	-	20	-	-	-	-	31	20
Total other investments, fair value	$25,246	$-	$(1,507)	$-	$1,918	$-	$(8,666)	$16,991	$74

(1)Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)Hybrid Securities Funds—European.

(3)   Recorded as a component of principal transactions and other income in the consolidated statement of operations.

LEVEL 3 INPUTS
Nine Months Ended September 30, 2014
(Dollars in Thousands)

	December 31, 2013	Net trading	Gains and losses (5)	Transfers out of level 3	Accretion of income (5)	Purchases	Sales and returns of capital	September 30, 2014	Change in unrealized gains /(losses) (1)
Assets
Investments-trading
CLOs (3)	$186	$(3)	$-	$-	$-	$-	$(183)	$-	$-
Total investments-trading	$186	$(3)	$-	$-	$-	$-	$(183)	$-	$-

Other investments, at fair value
Equity Securities:
EuroDekania (2)	$4,192	$-	$1,914	$-	$-	$-	$(2,275)	$3,831	$1,914
Star Asia (4)	17,104	-	78	-	-	-	(17,182)	-	-
Star Asia Special Situations Fund (4)	2,747	-	-	-	-	-	(2,747)	-	-
Total equity securities	24,043	-	1,992	-	-	-	(22,204)	3,831	1,914
CLOs (3)	-	-	(297)	-	842	25,288	(2,781)	23,052	(319)
CDOs	35	-	-	-	-	-	-	35	-
Total other investments, fair value	$24,078	$-	$1,695	$-	$842	$25,288	$(24,985)	$26,918	$1,595

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

LEVEL 3 INPUTS
Three Months Ended September 30, 2015
(Dollars in Thousands)

	June 30, 2015	Net trading	Gains and losses (3)	Transfers out of level 3	Accretion of income (3)	Purchases	Sales and returns of capital	September 30, 2015	Change in unrealized gains /(losses) (1)
Assets
Other investments, at fair value
Equity Securities:
EuroDekania (2)	$2,844	$-	$180	$-	$-	$-	$(512)	$2,512	$180
Total equity securities	2,844	-	180	-	-	-	(512)	2,512	180
CLOs	16,248	-	(1,338)	-	586	-	(1,048)	14,448	(272)
CDOs	27	-	4	-	-	-	-	31	4
Total other investments, fair value	$19,119	$-	$(1,154)	$-	$586	$-	$(1,560)	$16,991	$(88)

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
Other investments, at fair value
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

(2)Hybrid Securities Funds—European.

(3)Recorded as a component of principal transactions and other income in the consolidated statement of operations.

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

Investments-trading: During the nine and three months ended September 30, 2015 and 2014,  there were no transfers into or out of level 3 of the valuation hierarchy.

Other investments, at fair value:  During the nine and three months ended September 30, 2015 and 2014,  there were no transfers into or out of level 3 of the valuation hierarchy.

 The following tables provide the quantitative information about level 3 fair value measurements as of September 30, 2015 and December 31, 2014.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	September 30, 2015	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$14,448	Discounted Cash Flow Model	Yield	14.8%	13.0%-20.0%
			Duration (years)	6.9	6.6-7.9
			Default rate	2.0%	2.0%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2014	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$21,518	Discounted Cash Flow Model	Yield	16.2%	12.4% - 18.3%
			Duration (years)	4.1	2.6 - 4.5
			Default rate	1.0%	1.0%

Sensitivity of Fair Value to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below.

"

CLOs - With respect to the fair value measurement of CLOs for which the Company uses a discounted cash flow model, changes in yield, duration, and default rate would impact the fair value measurement.  The higher the yield, the lower the fair value of the investment.  The longer the duration, the lower the fair value of the investment.  The higher the default rate, the lower the fair value of the investment.

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

Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	Fair Value September 30, 2015	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$2,512	N/A	N/A	N/A
	$2,512

	Fair Value December 31, 2014	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$3,717	N/A	N/A	N/A
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

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of September 30, 2015 and December 31, 2014, the Company had outstanding foreign currency forward contracts with a notional amount of 2.75 million Euros and 3 million Euros, respectively.

TBAs and Other Forward Agency MBS Contracts

The Company enters into TBAs and other forward agency MBS transactions for three main reasons.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments—trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At September 30, 2015, the Company had open TBA and other forward agency MBS sale agreements in the notional amount of $816,157 and open TBA and other forward agency MBS purchase agreements in the notional amount of $816,157. At December 31, 2014, the Company had open TBA and other forward agency MBS sale agreements in the notional amount of $318,463 and open TBA and other forward agency MBS purchase agreements in the notional amount of $318,463.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as a derivative as either a forward purchase commitment or a forward sale commitment.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. At September 30, 2015, the Company had open forward purchase commitments of $11,889 and open forward sale commitments of $0.  At December 31, 2014, the Company had open forward purchase commitments of $3,517 and open forward sale commitments of $0.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of September 30, 2015 and December 31, 2014.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	September 30, 2015	December 31, 2014

TBAs and other forward agency MBS	Investments-trading	$6,462	$1,928
Other extended settlement trades	Investments-trading	-	2
		6,462	1,930

Foreign currency forward contracts	Other investments, at fair value	22	83

TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(5,995)	(1,666)
Other extended settlement trades	Trading securities sold, not yet purchased	-	(4)
		(5,995)	(1,670)
		$489	$343

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Foreign currency forward contracts	Revenues-principal transactions and other income	$286	$(347)
Other extended settlement trades	Revenue-net trading	2	-
TBAs and other forward agency MBS	Revenues-net trading	4,158	1,712
		$4,446	$1,365

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014

Foreign currency forward contracts	Revenues-principal transactions and other income	$(2)	$-
Other extended settlement trades	Revenue-net trading	(26)	-
TBAs and other forward agency MBS	Revenues-net trading	1,115	485
		$1,087	$485

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

At September 30, 2015 and December 31, 2014, the Company held reverse repurchase agreements of $128,730 and $101,675, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $139,379 and $107,931, respectively.

At September 30, 2015 and December 31, 2014, the Company had repurchase agreements of $128,685 and $101,856, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $139,379 and $108,065, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

The following table is a summary of the remaining contractual maturity of the gross obligations under repurchase agreements accounted for as secured borrowings segregated by the underlying collateral pledged.

Repurchase Agreements Accounted for as Secured Borrowings
(Dollars in Thousands)
September 30, 2015

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Repurchase Agreements:
U.S. government agency MBS	$-	$128,218	$-	$-	$128,218
U.S. government agency CMOs	-	467	-	-	467
	$-	$128,685	$-	$-	$128,685

Gross amount of recognized liabilities for repurchase agreements					$128,685

10. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets included:

OTHER ASSETS
(Dollars in Thousands)

	September 30, 2015	December 31, 2014
Deferred costs	$1,632	$1,665
Prepaid expenses	1,199	1,835
Prepaid income taxes	69	-
Security deposits	1,850	2,417
Miscellaneous other assets	164	190
Cost method investment	13	11
Furniture, equipment, and leasehold improvements, net	649	1,150
Intangible assets	166	166
Other assets	$5,742	$7,434

Accounts payable and other liabilities included:

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	September 30, 2015	December 31, 2014
Accounts payable	$658	$512
Rent payable	380	626
Accrued interest payable	307	318
Accrued interest on securities sold, not yet purchased	493	626
Payroll taxes payable	400	754
Accrued income taxes	-	63
Other general accrued expenses	2,090	2,204
Accounts payable and other liabilities	$4,328	$5,103

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

Once it is determined that the Company holds a variable interest in a VIE, FASB ASC 810 requires that the Company perform a qualitative analysis to determine (i) which entity has the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the VIE’s economic performance and (ii) if the Company has the obligation to absorb the expected losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE.  The entity that has both of these characteristics is deemed to be the primary beneficiary and required to consolidate the VIE.  This assessment must be done on an ongoing basis.

The Company classifies the VIEs it is involved with into two groups: (i) VIEs managed by the Company and (ii) VIEs managed by third parties.  In the case of the VIEs that the Company has been involved with, the Company has generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance.  This is not a blanket conclusion as it is possible for an entity other than the manager to have the power to direct such matters.  However, for all the VIEs the Company is involved with as of September 30, 2015, the Company has drawn this conclusion.

In the case where the Company has an interest in a VIE managed by a third party, the Company has concluded that it is not the primary beneficiary because the Company does not have the power to direct its activities.  In the case of an interest in a VIE managed by the Company, the Company performs an additional qualitative analysis to determine if its interest (including any investment as well as certain management fees that qualify as variable interests) could absorb losses or receive benefits that could potentially be significant to the VIE.  This analysis considers the most optimistic and pessimistic scenarios of potential economic results that could reasonably be experienced by the VIE.  Then, the Company compares the benefits it would receive (in the optimistic scenario) or the losses it would absorb (in the pessimistic scenario) as compared to all benefits and losses absorbed by the VIE in the aggregate.  If the benefits or losses absorbed by the Company were significant as compared to total benefits and losses absorbed by all variable interest holders, then the Company would conclude it is the primary beneficiary.

As of September 30, 2015, the Company had variable interests in various securitization VIEs, but determined that it is not the primary beneficiary thereof, and, therefore, the Company is not consolidating the securitization VIEs.  The maximum potential financial statement loss the Company could incur if the securitization vehicles were to default on all of their obligations is (i) the loss of value of the interests in securitizations that the Company holds in its inventory at the time and (ii) any management fee receivables in the case of managed VIEs.  The Company has not provided financial support to these VIEs during the nine and three months ended September 30, 2015 and 2014 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2015 and December 31, 2014.

The table below presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interest in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 12) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold but not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it held variable interests at September 30, 2015 and December 31, 2014.

NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	September 30, 2015

	Other Receivable	Other Investments, at fair value	Other Assets	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$925	$-	$-	$925
Third party managed VIEs	20	14,479	164	14,663
Total	$945	$14,479	$164	$15,588

	December 31, 2014

	Other Receivable	Other Investments, at fair value	Other Assets	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$1,829	$-	$-	$1,829
Third party managed VIEs	73	21,529	190	21,792
Total	$1,902	$21,529	$190	$23,621

12. DEBT

The Company had the following debt outstanding:

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		September 30, 2015	December 31, 2014	Interest Rate Terms	Interest (3)	Maturity
Convertible senior notes:
8.00% convertible senior notes (the "8.0% Convertible Notes")	$8,248		$8,248	$8,248	Fixed	8.00%	September 2018 (1)

Junior subordinated notes:
Alesco Capital Trust I	28,125	(2)	11,948	11,499	Variable	4.30%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	8,515	8,192	Variable	4.48%	March 2035
	$48,125		20,463	19,691
Total			$28,711	$27,939

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

13. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the nine months ended September 30, 2015 related to the number of shares of unrestricted common stock that the Company had issued as of September 30, 2015.

Common Stock
Shares
December 31, 2014	14,858,781
Vesting of shares	158,438
September 30, 2015	15,017,219

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

During the nine months ended September 30, 2015, IFMI received and surrendered units of the Operating LLC. The following table displays the amount of units received (net of surrenders) by IFMI pursuant to the UIS Agreement.

Operating LLC
Membership Units
Units related to UIS Agreement	212,121
Total	212,121

The Company recognized a net increase in additional paid in capital of $88 and a net decrease in accumulated other comprehensive income of $6 with an offsetting decrease in non-controlling interest of $82 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in IFMI’s ownership interest in the Operating LLC on the equity attributable to IFMI for the nine months ended September 30, 2015 and September 30, 2014.

	September 30, 2015	September 30, 2014
Net income / (loss) attributable to IFMI	$(1,436)	$(5,476)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in IFMI's paid in capital for the
acquisition / (surrender) of additional units in consolidated
subsidiary, net	88	210
Changes from net income / (loss) attributable to IFMI and transfers (to) from the non-controlling interest	$(1,348)	$(5,266)

See note 21 regarding transaction subsequent to September 30, 2015.

14. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.

As of September 30, 2015, JVB’s adjusted net capital was  $24,656, which exceeded the minimum requirements by  $24,402.

CCFL, a subsidiary of the Company regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of September 30, 2015, the total minimum required net liquid capital was  $1,588, and net liquid capital in CCFL was  $2,412, which exceeded the minimum requirements by $824 and was in compliance with the net liquid capital provisions.  See note 4.

15. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income / (loss) attributable to IFMI	$(533)	$(1,255)	$(1,436)	$(5,476)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	(114)	(469)	(432)	(1,910)
Add / (deduct): Adjustment (2)	(72)	26	(72)	(16)
Net income / (loss) on a fully converted basis	$(719)	$(1,698)	$(1,940)	$(7,402)

Weighted average common shares outstanding - Basic	15,229,340	15,066,621	15,202,628	15,013,593
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,324,090	5,324,140	5,324,090	5,324,138
Weighted average common shares outstanding - Diluted (3)	20,553,430	20,390,761	20,526,718	20,337,731

Net income / (loss) per common share - Basic	$(0.03)	$(0.08)	$(0.09)	$(0.36)

Net income / (loss) per common share - Diluted	$(0.03)	$(0.08)	$(0.09)	$(0.36)

 (1)The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the nine and three months ended September 30, 2015 and 2014) may be redeemed and exchanged into shares of the Company on a one-to-one basis. The Operating LLC membership units not held by IFMI are redeemable at each IFMI  member’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s common stock for the ten consecutive trading days immediately preceding the date the Company receives the member’s redemption notice, or (ii) at the Company’s option, one share of the Company’s common stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’s common stock as a dividend or other distribution on the Company’s outstanding common stock, or a further subdivision or combination of the outstanding shares of the Company’s common stock. These membership units enter into the computation of diluted net income / (loss) per common share when the effect is not anti-dilutive using the if-converted method.

(2)An adjustment is included for the following reasons: (i) if the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable; and (ii) to adjust the non-controlling interest amount to be consistent with the weighted average share calculation.

(3)For the nine months ended September 30, 2015 and 2014, weighted average common shares outstanding excludes a total of 5,406 and 127,146 shares, respectively, representing restricted Operating LLC membership units, restricted IFMI common stock, and restricted units of IFMI common stock that would be anti-dilutive because of the Company’s net loss.  For the three months ended September 30, 2015 and 2014,  weighted average common shares outstanding excludes a total of  11,838 shares and 89,506 shares respectively, representing restricted Operating LLC membership units, restricted IFMI common stock, and restricted units of IFMI common stock that would be anti-dilutive because of the Company’s net loss.  For the nine and three months ended September 30, 2015 and 2014, weighted average common shares outstanding also excludes 2,749,167 shares from the assumed conversion of the 8.0% Convertibles Notes because the inclusion of the converted shares would be anti-dilutive.

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

Section 382 Rights Agreement

On August 28, 2015, the Company’s board of directors approved the redemption of all of the rights outstanding under the Section 382 Rights Agreement, dated May 9, 2013, by and between the Company and Computershare Shareowner Services LLC (the “Rights Agreement”).  The redemption immediately terminated all rights to exercise the rights and effectively terminated the Rights Agreement. Pursuant to the redemption, the Company paid to the holders of the rights a redemption price equal to $0.001 per Right, in cash, on September 8, 2015, for an aggregate amount of $15.

17. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information for the nine and three months ended September 30, 2015 and 2014 was prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

(a) Revenues and expenses directly associated with each business segment are included in determining net income / (loss) by segment; and

(b) Indirect expenses (such as general and administrative expenses including executive and indirect overhead costs) not directly associated with specific business segments are not allocated to the business segments’ statements of operations.

Accordingly, the Company presents segment information consistent with internal management reporting. See note (1) in the tables below for more detail on unallocated items. The following tables present the financial information for the Company’s segments for the periods indicated.

SEGMENT INFORMATION
Statement of Operations Information
Nine Months Ended September 30, 2015

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$22,346	$-	$-	$22,346	$-	$22,346
Asset management	-	6,890	-	6,890	-	6,890
New issue and advisory	4,268	-	-	4,268	-	4,268
Principal transactions and other income	233	2,905	130	3,268	-	3,268
Total revenues	26,847	9,795	130	36,772	-	36,772
Total operating expenses	24,024	2,993	377	27,394	8,028	35,422
Operating income / (loss)	2,823	6,802	(247)	9,378	(8,028)	1,350
Interest expense	(29)	-	-	(29)	(2,922)	(2,951)
Income / (loss) from equity method affiliates	-	-	-	-	-	-
Income / (loss) before income taxes	2,794	6,802	(247)	9,349	(10,950)	(1,601)
Income tax expense / (benefit)	-	-	-	-	267	267
Net income / (loss)	2,794	6,802	(247)	9,349	(11,217)	(1,868)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(432)	(432)
Net income / (loss) attributable to IFMI	$2,794	$6,802	$(247)	$9,349	$(10,785)	$(1,436)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$417	$16	$-	$433	$178	$611

SEGMENT INFORMATION
Statement of Operations Information
Nine Months Ended September 30, 2014

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$19,876	$-	$-	$19,876	$-	$19,876
Asset management	-	10,003	-	10,003	-	10,003
New issue and advisory	3,004	-	-	3,004	-	3,004
Principal transactions and other income	574	1,853	2,664	5,091	-	5,091
Total revenues	23,454	11,856	2,664	37,974	-	37,974
Total operating expenses	24,164	7,998	236	32,398	9,511	41,909
Operating income / (loss)	(710)	3,858	2,428	5,576	(9,511)	(3,935)
Interest expense	-	-	-	-	(3,317)	(3,317)
Income / (loss) from equity method affiliates	-	27	-	27	-	27
Income / (loss) before income taxes	(710)	3,885	2,428	5,603	(12,828)	(7,225)
Income tax expense / (benefit)	-	-	-	-	161	161
Net income / (loss)	(710)	3,885	2,428	5,603	(12,989)	(7,386)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(1,910)	(1,910)
Net income / (loss) attributable to IFMI	$(710)	$3,885	$2,428	$5,603	$(11,079)	$(5,476)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$583	$52	$-	$635	$214	$849

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended September 30, 2015

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$8,333	$-	$-	$8,333	$-	$8,333
Asset management	-	2,332	-	2,332	-	2,332
New issue and advisory	2,119	-	-	2,119	-	2,119
Principal transactions and other income	71	832	(760)	143	-	143
Total revenues	10,523	3,164	(760)	12,927	-	12,927
Total operating expenses	8,606	1,003	127	9,736	2,633	12,369
Operating income / (loss)	1,917	2,161	(887)	3,191	(2,633)	558
Interest expense	(29)	-	-	(29)	(955)	(984)
Income / (loss) from equity method affiliates	-	-	-	-	-	-
Income / (loss) before income taxes	1,888	2,161	(887)	3,162	(3,588)	(426)
Income tax expense / (benefit)	-	-	-	-	221	221
Net income / (loss)	1,888	2,161	(887)	3,162	(3,809)	(647)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(114)	(114)
Net income / (loss) attributable to IFMI	$1,888	$2,161	$(887)	$3,162	$(3,695)	$(533)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$87	$5	$-	$92	$58	$150

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended September 30, 2014

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$6,327	$-	$-	$6,327	$-	$6,327
Asset management	-	2,740	-	2,740	-	2,740
New issue and advisory	286	-	-	286	-	286
Principal transactions and other income	52	693	454	1,199	-	1,199
Total revenues	6,665	3,433	454	10,552	-	10,552
Total operating expenses	7,025	1,292	189	8,506	2,629	11,135
Operating income / (loss)	(360)	2,141	265	2,046	(2,629)	(583)
Interest expense	-	-	-	-	(1,079)	(1,079)
Income / (loss) from equity method affiliates	-	-	-	-	-	-
Income / (loss) before income taxes	(360)	2,141	265	2,046	(3,708)	(1,662)
Income tax expense / (benefit)	-	-	-	-	62	62
Net income / (loss)	(360)	2,141	265	2,046	(3,770)	(1,724)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(469)	(469)
Net income / (loss) attributable to IFMI	$(360)	$2,141	$265	$2,046	$(3,301)	$(1,255)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$173	$6	$-	$179	$72	$251

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

Balance Sheet Data
As of September 30, 2015

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$355,158	$3,388	$18,291	$376,837	$9,455	$386,292

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

Balance Sheet Data
As of September 30, 2014

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$232,525	$2,819	$30,333	$265,677	$11,238	$276,915

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

(1)Unallocated assets primarily include: (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of business segment assets and such amounts are excluded in business segment reporting to the Chief Operating Decision Maker.

(2)Goodwill and intangible assets as of September 30, 2015 and 2014 are allocated to the Capital Markets and Asset Management business segments as indicated in the table from above.

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total Revenues:
United States	$10,179	$9,395	$30,634	$32,684
United Kingdom & Other	2,748	1,157	6,138	5,166
Asia	-	-	-	124
Total	$12,927	$10,552	$36,772	$37,974

Long-lived assets attributable to an individual country, other than the United States, are not material.

18. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $2,103 and $2,268 for the nine months ended September 30, 2015 and 2014, respectively.

The Company paid income taxes of $224 and $100 for the nine months ended September 30, 2015 and 2014, respectively. The Company received $0 and $105 income tax refunds for the nine months ended September 30, 2015 and 2014, respectively.

For the nine months ended September 30, 2015, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•  The Company acquired additional units of the Operating LLC pursuant to the UIS Agreement.  The Company recognized a net increase in additional paid-in capital of $88, a net decrease of $6 in accumulated other comprehensive income, and a decrease of $82 in non-controlling interest. See note 13.

For the nine months ended September 30, 2014, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•  The Company acquired additional units of the Operating LLC pursuant to the UIS Agreement and in connection with the redemption of vested Operating LLC units by IFMI.  The Company recognized a net increase in additional paid-in capital of $210, a net decrease of $11 in accumulated other comprehensive income, and a net decrease of $199 in non-controlling interest.

19. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the nine and three months ended September 30, 2015 and 2014. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. Cohen Bros. Financial, LLC (“CBF”) and EBC 2013 Family Trust (“EBC”)

In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company. Daniel G. Cohen is a trustee of EBC. The Company issued $2,400 in principal amount of the 8.0% Convertible Notes, and $1,600 of the Company’s common stock to EBC.  See paragraph C below and notes 4 and 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tables at the end of this section.

CBF has been identified as a related party because (i) CBF is a non-controlling interest of the Company and (ii) CBF is wholly owned by Mr. Cohen.

See the discussion of the sale of European Operations in note 4.

B. The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”) is identified as a related party because Mr. Cohen is TBBK’s chairman.

TBBK maintained deposits for the Company in the amount of $55 and $86 as of September 30, 2015 and December 31, 2014, respectively. These amounts are not disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of September 30, 2015 and December 31, 2014, the Company had repurchase agreements in the amount of $37,973 and $46,275, respectively, with TBBK as its counterparty. The fair value of the collateral provided to TBBK by the Company relating to these repurchase agreements was $41,920 as of September 30, 2015 and $48,482 as of December 31, 2014.  These amounts are included as a component of securities sold under agreement to repurchase in the Company’s consolidated balance sheet.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amount of $428 and $133 for the nine and three months ended September 30, 2015, respectively, and $295 and $104 for the nine and three months ended September 30, 2014, respectively, which was included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

C. Mead Park Capital Partners LLC (“Mead Park Capital”) and Mead Park Advisors LLC (“Mead Park”)

Investment in IFMI by Mead Park Capital

In September 2013, Mead Park Capital made a $9,746 investment in the Company.  The Company issued $5,848 in principal amount of the 8.0% Convertible Notes and $3,898 of the Company’s common stock to Mead Park Capital  (which were convertible, at any time by the holder thereof prior to the maturity of the notes into 1,949,167 shares of the Company’s common stock).  At the time Jack DiMaio, Jr. was the chief executive officer and founder of Mead Park Capital and Christopher Ricciardi, the former president of the Company, was a member of Mead Park Capital.  In connection with the September 25, 2013 closing of the transactions contemplated by the definitive agreements relating to Mead Park Capital’s investment in the Company, Jack DiMaio, Jr. and Mr. Ricciardi were elected to the Company’s board of directors. Mr. DiMaio was also named the chairman of the Company’s board of directors. See notes 4 and 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Concurrent with the appointment of Mr. DiMaio and Mr. Ricciardi to the Company’s board of directors, Mead Park Capital was considered a related party of the Company.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tables at the end of this section.

On August 28, 2015, Mead Park Capital sold $4,386 of the 8.0% Convertible Notes and 1,461,876 shares of the Company’s common stock to certain accounts controlled by family members of Daniel G. Cohen.  The Company’s common stock and 8.0% Convertible Notes sold in this transaction represented substantially all of the amounts beneficially owned by Mr. DiMaio.

Mr. Ricciardi did not sell any of the Company’s common stock or 8.0% Convertible Notes beneficially owned by him as part of this transaction.  Also as a result of this transaction, Mr. DiMaio was no longer a member of Mead Park Capital.   Mr. DiMaio remains the chairman of the Company’s board of directors.  Mr. Ricciardi remained a member and sole manager of Mead Park Capital.  As of September 30, 2015, Mead Park Capital remained the owner of $1,462 of the aggregated principal amount of the 8.0% Convertible Notes issued in September 2013.

Because Mr. Ricciardi remains a director of the Company and a member of Mead Park Capital, Mead Park Capital is still considered a related party subsequent to the August 28, 2015 transaction described above. The Company has incurred interest expense on this debt, which is disclosed as part of interest expense included in the tables at the end of this section.

Also, see note 21 for discussion regarding a transaction with Mead Park Capital subsequent to September 30, 2015.

CDO Sub-Advisory Agreement with Mead Park

In July 2014, IFMI’s majority owned subsidiaries, Cohen & Company Financial Management LLC (“CCFM”) and Dekania Capital Management, LLC (“DCM”), entered into a CDO sub-advisory agreement with Mead Park whereby Mead Park will render investment advice and provide assistance to CCFM and DCM with respect to their management of certain CDOs.   The Company incurred consulting fee expense related to this sub-advisory agreement, which is disclosed as part of professional fee and other operating in the tables at the end of this section.

D. The Edward E. Cohen IRA

On August 28, 2015, $4,386 in principal amount  of the 8.0% Convertible Notes originally issued to Mead Park Capital  in September 2013 was purchased by the Edward E. Cohen IRA of which Edward E. Cohen is the benefactor.  Edward E. Cohen is the father of Daniel G. Cohen.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tables at the end of this section.

E.  Advisory Agreement with Woodlea Consulting, LLC

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

F. Transactions between the Star Asia Group and the Company

Star Asia Management Ltd. (“Star Asia Manager”) serves as external manager of Star Asia Finance Limited (“Star Asia”) and Star Asia Special Purpose Vehicle (“Star Asia SPV”) (see paragraphs F-1 and G-1 below).  The Company owned 50% of Star Asia Manager prior to Star Asia Manager repurchasing its outstanding equity units held by Star Asia Mercury LLC (formerly Mercury Partners, LLC) and, as a result, the Company obtained 100% voting control of Star Asia Manager on March 1, 2013 (the “Star Asia

Manager Repurchase Transaction”).  Following the Star Asia Manager Repurchase Transaction, the Company owned 100% of Star Asia Manager and included Star Asia Manager in its consolidated financial statements.  Prior to March 1, 2013, Star Asia Manager had been identified as a related party because it was an equity method investee of the Company. The Company had recognized its share of the income or loss of Star Asia Manager as income or loss from equity method affiliates in the consolidated statements of operations during the pre-acquisition period. Income or loss recognized under the equity method is disclosed in the table at the end of this section.

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

G.  Investment Vehicles and Other

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

RELATED PARTY TRANSACTIONS
Nine Months Ended September 30, 2015
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
EBC	$-	$-	$-	$-	$-	$170
Edward E. Cohen IRA	-	-	-	-	-	105
Mead Park Capital	-	-	-	-	-	309
Mead Park	-	-	-	-	150	-
Woodlea	-	-	-	-	39	-
	$-	$-	$-	$-	$189	$584

RELATED PARTY TRANSACTIONS
Nine Months Ended September 30, 2014
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
TBBK	$-	$23	$-	$-	$-	$-
Star Asia (1)	125	-	-	-	-	-
Star Asia Capital Management (1)	-	-	-	13	-	-
SAA Manager (1)	-	-	-	14	-	-
EBC	-	-	-	-	-	168
Mead Park Capital	-	-	-	-	-	408
Mead Park	-	-	-	-	41	-
	$125	$23	$-	$27	$41	$576

(1)	Effective February 20, 2014, the Company sold its interest in these entities. See paragraph F from above.

RELATED PARTY TRANSACTIONS
Three Months Ended September 30, 2015
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
EBC	$-	$-	$-	$-	$-	$57
Edward E. Cohen IRA	-	-	-	-	-	105
Mead Park Capital	-	-	-	-	-	35
Mead Park	-	-	-	-	50	-
	$-	$-	$-	$-	$50	$197

RELATED PARTY TRANSACTIONS
Three Months Ended September 30, 2014
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
EBC	$-	$-	$-	$-	$-	$56
Mead Park Capital	-	-	-	-	-	136
Mead Park	-	-	-	-	41	-
	$-	$-	$-	$-	$41	$192

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

The Company has a sublease agreement for certain office space with the Company’s chairman of the board.  The Company receives payments under this agreement.  The payments are recorded as a reduction in the related rent and utility expenses.  The Company recorded a reduction in the rent and utility expenses in the amount of $16 and $7 for the nine and three months ended September 30, 2015, respectively.

The Company sold a car it owned to Daniel Cohen for $9 in September 2014 resulting in a $9 gain.

20. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 19 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	September 30, 2015	December 31, 2014
Employees & other	$256	$552
Due from Related Parties	$256	$552

Mead Park	$50	$-
Total Due to Related Parties	$50	$-

21.  SUBSEQUENT EVENTS

On October 16, 2015, the Company entered into a Termination and Release Agreement (the “Termination Agreement”), by and among the Company, Christopher Ricciardi, a member of the Company’s board of directors, Stephanie Ricciardi, Mr. Ricciardi’s spouse, The Ricciardi Family Foundation, a New York charitable not-for-profit corporation of which Mr. and Mrs. Ricciardi serve as directors (together with Stephanie Ricciardi and Christopher Ricciardi, the “Ricciardi Parties”), and Mead Park Capital of which Mr. Ricciardi is the sole member and the sole manager.

Pursuant to the Termination Agreement, in connection with the termination of the Mead Park Purchase Agreement (as defined below) and all rights and obligations thereunder and the mutual release of claims set forth in the Termination Agreement, on October 16, 2015: (i) Mead Park Capital transferred to the Company 487,291 shares of the Company’s common stock; (ii) the Ricciardi Parties transferred to the Company 1,512,709 shares of the Company’s common stock; (iii) the Company and Mead Park Capital terminated in its entirety, effective October 16, 2015, that certain Securities Purchase Agreement, dated as of May 9, 2013, by and among the Company, Mead Park Capital and, solely for purposes of Section 6.3 thereof, Mead Park Holdings LP (the “Mead Park Purchase Agreement”); and (iv) the Company transferred $4 million in cash to accounts designated by Mr. Ricciardi for the benefit of the Ricciardi Parties and Mead Park Capital.

The Termination Agreement provides that, during the period beginning on October 16, 2015 and ending on October 16, 2016 (the “Termination Agreement Period”), if the Company or its majority owned subsidiary, IFMI, LLC makes any public or nonpublic offering or sale of any securities (“New Securities”), subject to certain exceptions, then Mr. Ricciardi will be afforded the opportunity to acquire, for the same price and on the same terms as New Securities are proposed to be offered to others, up to the amount of New Securities required to enable Mr. Ricciardi to maintain his proportionate equivalent interest in the Company immediately prior to any such issuance of New Securities.

In addition, pursuant to the Termination Agreement, if, during the Termination Agreement Period, any meeting occurs at which the Company’s stockholders vote for the election of the Company’s directors, then (i) the Company’s board of directors will nominate Mr. Ricciardi to stand for election to the board at such meeting; and (ii) the Company’s board of directors will (a) recommend to the Company’s stockholders the election of Mr. Ricciardi at such meeting, and (b) solicit proxies for Mr. Ricciardi in connection with such meeting to the same extent as it does for any of its other nominees to the Company’s board of directors.

The Termination Agreement contains standstill provisions applicable to each of Mead Park Capital and the Ricciardi Parties, subject to limited exceptions.

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

Overview

We are a financial services company specializing in fixed income investments. We were founded in 1999 as an investment firm focused on small-cap banking institutions, but have grown to provide an expanding range of capital markets, investment banking, and asset management solutions to institutional investors, corporations, middle market mortgage originators, and other small broker-dealers. We are organized into three business segments: Capital Markets, Principal Investing, and Asset Management.

•Capital Markets: Our Capital Markets business segment consists primarily of fixed income sales, trading, and financing, as well as new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, CMBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs and other forward agency MBS contracts, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We carry out our capital market activities primarily through our subsidiaries: JVB in the United States and CCFL in Europe.

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

•Asset Management: Our Asset Management business segment manages assets within CDOs, permanent capital vehicles, managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include ongoing base and incentive management fees. As of September 30, 2015, we had approximately $3.94 billion in AUM of which 97.8% was in CDOs. Almost all of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, auction call redemptions, and defaults.  We do not expect to complete any securitizations in the future so we expect our asset management revenue to continue to decline in the future.

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

As a general rule, our trading business benefits from increased market volatility.  Increased volatility usually results in increased activity from our clients and counterparties.  However, periods of extreme volatility may result in client’s reducing their trading volumes, which will negatively impact our results.  Also, periods of extreme volatility may result in large fluctuations in securities valuations and we may incur losses on our holdings.

In addition, as a smaller firm, we are exposed to intense competition.  Although we provide financing to our customers, larger firms have a much greater capability to provide their clients with financing, which provides them with a competitive advantage.  We are much more reliant upon our employee’s relationships, networks, and abilities to exploit market opportunities.  Therefore, our business may significantly be impacted by the addition or loss of key personnel.

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

A portion of our revenues is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of September 30, 2015,  97.8% of our existing AUM are CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not recovered since that time. Consequently, we have been unable to complete a new securitization since 2008.

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

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the underlying performance of these investments. As of September 30, 2015, we had $18,127 of other investments, at fair value representing our principal investment portfolio. Our results of operations and financial condition will be significantly impacted by the financial results of these investments.

Legislation Affecting the Financial Services Industry

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act contains a variety of provisions designed to regulate financial markets, including credit and derivative transactions. Many aspects of the Dodd-Frank Act are subject to rulemaking that will continue to take effect over the next several years, thus making it difficult to assess the impact on the financial industry, including us, at this time. The Dodd-Frank Act establishes enhanced compensation and corporate governance oversight for the financial services industry, provides a specific framework for payment, clearing and settlement regulation, and empowers the SEC to adopt regulations requiring new fiduciary duties and other more stringent regulation of broker-dealers, investment companies, and investment advisers. We will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expect to adapt successfully to any new applicable legislative and regulatory requirements.

Recent Events

Sale of European Operations

On August 19, 2014, we announced that we had entered into a definitive agreement to sell our European operations (the “Europe Sale Agreement”) to an entity controlled by Daniel G. Cohen, the vice chairman of the Company’s board of directors and of the board of managers of the Operating LLC, president and chief executive of our European Business and President of CCFL.  The purchase price of $8,700 consists of an upfront payment of $4,750 (subject to adjustment) and $3,950 to be paid over four years.  Upon closing, we will enter into a non-cancellable trust deed with one of the entities included in the sale that will entitle us to substantially all of the revenues earned from the management of the Munda CLO.  This sale will include all activities carried out in our London, Paris, and Madrid offices and involves approximately 20 employees.  As part of the transaction, Mr. Cohen will resign as president and chief executive of our European Business and will receive no severance or other termination benefits.  The transaction is subject to regulatory approval of the United Kingdom Financial Conduct Authority (“FCA”).

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

On March 26, 2015, the parties to the  Europe Sale Agreement entered into an amendment to (i) extend the deadline for the closing of the transaction from March 31, 2015 to June 30, 2015, and (ii) extend the date on which C&Co Europe Acquisition LLC will be obligated to cause the settlement of intercompany accounts owed to IFMI, LLC (“Intercompany Payables”) from March 31, 2015 to June 30, 2015.

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

Section 382 Rights Agreement

On August 28, 2015, our board of directors approved the redemption of all of the rights outstanding under the Section 382 Rights Agreement, dated May 9, 2013, by and between the Company and Computershare Shareowner Services LLC (the “Rights Agreement”).  The redemption immediately terminated all rights to exercise the rights and effectively terminated the Rights Agreement. Pursuant to the redemption, the Company paid to the holders of the rights a redemption price equal to $0.001 per Right, in cash, on September 8, 2015, for an aggregate amount of $15.

Other Significant Security Transactions

As previously disclosed, in September 2013, Mead Park Capital purchased $5,848 of 8.0% Convertible Notes and 1,949,167 shares of our common stock from us.  Jack J. DiMaio, Jr., the chairman of our board of directors and Christopher Ricciardi, a member of our board of directors were members of Mead Park Capital.

On August 28, 2015, Mead Park Capital sold $4,386 of the 8.0% Convertible Notes issued to it in September 2013 and 1,461,876 shares of our common stock also issued to it in September 2013 to certain accounts controlled by family members of Daniel G. Cohen, The vice chairman of our board of directors and the board of managers of the Operating LLC, president and chief executive officer of our European business and president of CCFL.  The common stock and 8.0% Convertible Notes sold in the transaction represented substantially all of our common stock or 8.0% Convertible Notes our securities beneficially owned by Mr. DiMaio.  Mr. Ricciardi did not sell any our common stock or 8.0% Convertible Notes beneficially owned by him as part of this transaction.  Further as a result of the transaction, Mr. DiMaio was no longer a member of Mead Park Capital.   Mr. DiMaio remains the chairman of our board of directors.  Mr. Ricciardi is the sole member and manager of Mead Park Capital.

On October 16, 2015, we entered into a Termination and Release Agreement with Mr. Ricciardi and his family and certain affiliated entities.  See note 21 to our consolidated financial statements included in this quarterly report on Form 10-Q for further detail regarding this transaction.

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2015 and 2014.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,		Favorable / (Unfavorable)
	2015	2014	$ Change	% Change
Revenues
Net trading	$22,346	$19,876	$2,470	12%
Asset management	6,890	10,003	(3,113)	(31)%
New issue and advisory	4,268	3,004	1,264	42%
Principal transactions and other income	3,268	5,091	(1,823)	(36)%
Total revenues	36,772	37,974	(1,202)	(3)%

Operating expenses
Compensation and benefits	20,783	22,138	1,355	6%
Business development, occupancy, equipment	2,543	2,941	398	14%
Subscriptions, clearing, and execution	5,132	6,094	962	16%
Professional fee and other operating	6,353	6,766	413	6%
Depreciation and amortization	611	849	238	28%
Impairment of goodwill	-	3,121	3,121	100%
Total operating expenses	35,422	41,909	6,487	15%

Operating income / (loss)	1,350	(3,935)	5,285	134%

Non-operating income / (expense)

Interest expense	(2,951)	(3,317)	366	11%
Income / (loss) from equity method affiliates	-	27	(27)	(100)%
Income / (loss) before income taxes	(1,601)	(7,225)	5,624	78%
Income taxes	267	161	(106)	(66)%
Net income / (loss)	(1,868)	(7,386)	5,518	75%
Less: Net income (loss) attributable to the non-controlling interest	(432)	(1,910)	(1,478)	(77)%
Net income / (loss) attributable to IFMI	$(1,436)	$(5,476)	$4,040	74%

Revenues

Revenues decreased by $1,202, or 3%, to $36,772 for the nine months ended September 30, 2015 from $37,974 for the nine months ended September 30, 2014. As discussed in more detail below, the change was comprised of (i) an increase of $2,470 in net trading revenue; (ii) a decrease of $3,113 in asset management revenue; and (iii) an increase of $1,264 in new issue and advisory revenue; and (iv) a decrease of $1,823 in principal transactions and other income.

Net Trading

Net trading revenue increased by $2,470, or 12%, to $22,346 for the nine months ended September 30, 2015 from $19,876 for the nine months ended September 30, 2014.

The increase was primarily the result of increases in our mortgage, corporate investment grade, corporate high yield, and SBA asset classes partially offset by decreases in our CLO trading, structured notes, municipal securities, and other asset classes.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the nine months ended September 30, 2015 may not be indicative of future results. Furthermore, some of the assets included in the Investments-trading line of our consolidated balance sheets may represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	September 30,		December 31,
	2015	2014	2014	2013
Company sponsored CDOs (1)	$3,848,394	$4,511,122	$4,283,333	$5,377,187
Permanent capital vehicles (2)	-	-	-	109,977
Investment funds (3)	-	-	-	172,052
Managed accounts (4)	87,937	30,415	13,689	35,752
Assets under management (5)	$3,936,331	$4,541,537	$4,297,022	$5,694,968

(1)	Management fee income earned from Company sponsored CDOs is recorded as a component of asset management revenue.
(2)	Management fee income earned from funds managed in permanent capital vehicles is recorded as a component of asset management revenue.
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
(6)

Asset management fees decreased by $3,113, or 31%, to $6,890 for the nine months ended September 30, 2015 from $10,003 for the nine months ended September 30, 2014, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	September 30, 2015	September 30, 2014	Change
CDO and related service agreements	$6,605	$8,627	$(2,022)
Other	285	1,376	(1,091)
Total	$6,890	$10,003	$(3,113)

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

CDOs

Asset management revenue from company sponsored CDOs decreased by $2,022 to $6,605 for the nine months ended September 30, 2015 from $8,627 for the nine months ended September 30, 2014. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	September 30, 2015	September 30, 2014	Change
TruPS and insurance company debt - U.S.	$3,011	$3,934	$(923)
High grade and mezzanine ABS	25	234	(209)
TruPS and insurance company debt - Europe	1,613	1,936	(323)
Broadly syndicated loans - Europe	1,956	2,523	(567)
Total	$6,605	$8,627	$(2,022)

Asset management fees for TruPS and insurance company debt – U.S. declined primarily because in May 2014 and October 2014, two securitizations that we managed had successful auctions and terminated.  We will no longer earn fees related to these securitizations going forward.  We earned a total of $895 in revenue from these two securitizations for the nine months ended September 30, 2014.

Asset management fees for high grade and mezzanine ABS declined primarily because the average AUM in the remaining deal in this asset class declined due to defaults of the underlying assets, repayments of the underlying assets, and the transfer of certain management contracts to a third party. As of September 30, 2015, we only manage one remaining contract.  We do not expect to earn material management fees in the future from this asset class.

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

Other

Other asset management revenue decreased by $1,091 to $285 for the nine months ended September 30, 2015 from $1,376 for the nine months ended September 30, 2014.   The decrease was comprised of (i) a decrease of $125 resulting from the sale of Star Asia

Manager and (ii) a decrease of $966 in asset management revenue earned from separate accounts primarily due to no performance fees being earned during 2015.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $1,264, or 42%, to $4,268 for the nine months ended September 30, 2015 from $3,004 for the nine months ended September 30, 2014.  During the first quarter of 2014, our U.S. broker-dealer, JVB, stopped providing investment banking and advisory services to SPACs.

While certain of the former employees of JVB’s SPAC investment banking and advisory group went to work for another firm, we entered into an agreement (the “Tail Agreement”) whereby we allowed such former employees to continue work on certain in process engagements with their new firm.  As part of the Tail Agreement, we receive a certain share of the revenue earned by the new firm related to these engagements.  During the nine months ended September 30, 2014, we earned total new issue revenue of $1,889 under the Tail Agreement from investment banking and advisory services related to SPACs. We do not expect further revenue to be earned under this agreement.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $1,823 to $3,268 for the nine months ended September 30, 2015, as compared to $5,091 for the nine months ended September 30, 2014.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	September 30, 2015	September 30, 2014	Change
EuroDekania	$(2)	$1,914	$(1,916)
Tiptree	(409)	286	(695)
Currency hedges	286	(347)	633
CLO investments	393	570	(177)
Other principal investments	92	323	(231)
Gain on sale of Star Asia Group	-	78	(78)
Total principal transactions	360	2,824	(2,464)

Alesco X-XVII revenue share	578	565	13
Star Asia revenue share	1,861	430	1,431
Strategos revenue share	19	383	(364)
Other revenue shares	674	724	(50)
All other income / (loss)	(224)	165	(389)
Other income	2,908	2,267	641

Total principal transactions and other income	$3,268	$5,091	$(1,823)

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

Beginning in the first quarter of 2014, we began investing our capital in investments (primarily in CLOs) that we do not manage.  Our focus on CLO investments capitalizes on our strengths in structured credit and leveraged finance.  We did not make any investments in CLOs during 2015.  The income of $393 recognized during the nine months ended September 30, 2015 is comprised of $1,918 of investment income, and $56 of net unrealized gain, partially offset by $1,359 of impairment charges and $222 of realized loss on sales.  The income of $570 recognized during the nine months ended September 30, 2014 is comprised of $867 of investment income, and $22 of realized gain on sales; partially offset by $319 of net unrealized loss.

In 2015, our currency hedge consists of a Euro forward agreement designed to hedge the currency risk primarily associated with our investment in EuroDekania.  In 2014, the currency hedge consisted of a Yen hedge designed to hedge the currency risk associated with our investment in Star Asia.  The Yen hedge was extinguished in connection with the sale of the Star Asia Group.  See note 5 to our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Other Income / (Loss)

Other income increased by $641 to $2,908 for the nine months ended September 30, 2015, as compared to $2,267 for the nine months ended September 30, 2014. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.  The Star Asia revenue share represents contingent payments that are owed to us from the buyer of our interests in the entities in the Star Asia Group.  The Star Asia revenue share arrangement expires effective January 2018.  The Alesco X-XVII revenue shares represent contingent payments that are owed to us from the buyer of the Alesco X-XVII management agreements.  This arrangement expires in February 2017.  The Strategos revenue share expired in December 2014 but had a final adjustment, which was recorded in the three months ended March 31, 2015.

Operating Expenses

Operating expenses decreased by $6,487, or 15%, to $35,422 for the nine months ended September 30, 2015 from $41,909 for the nine months ended September 30, 2014. As discussed in more detail below, the change was comprised of (i) a decrease of $1,355 in compensation and benefits; (ii) a decrease of $398 in business development, occupancy, and equipment; (iii) a decrease of $962 in subscriptions, clearing, and execution; (iv) a decrease of $413 of professional fee and other operating; (v) a decrease of $238 of depreciation and amortization; and (vi) and a decrease of $3,121 related to an impairment charge recognized in 2014.

Compensation and Benefits

Compensation and benefits decreased by $1,355, or 6%, to $20,783 for the nine months ended September 30, 2015 from $22,138 for the nine months ended September 30, 2014.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	September 30, 2015	September 30, 2014	Change
Cash compensation and benefits	$19,767	$21,004	$(1,237)
Equity-based compensation	1,016	1,134	(118)
Total	$20,783	$22,138	$(1,355)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $1,237 to $19,767 for the nine months ended September 30, 2015 from $21,004 for the nine months ended September 30, 2014.  This decrease was a result of a decrease in incentive compensation that is tied to revenue and operating profitability as well as the reduction in our headcount.  Our total headcount decreased from 118 at September 30, 2014 to 93 at September 30, 2015.  From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $118 to $1,016 for the nine months ended September 30, 2015 from $1,134 for the nine months ended September 30, 2014.  This was primarily as a result of certain share grants becoming fully vested on or about December 31, 2014, partially offset by the issuance of new grants during 2015.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $398, or 14%, to $2,543 for the nine months ended September 30, 2015 from $2,941 for the nine months ended September 30, 2014.  The decrease was comprised of a decrease of $192 in business development and a decrease in occupancy and equipment expenses of $206, primarily as a result of the reduction in headcount and offices in connection with the merger of CCPR and JVB.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $962, or 16%, to $5,132 for the nine months ended September 30, 2015 from $6,094 for the nine months ended September 30, 2014.  The decrease was due to a decrease in subscriptions of $1,354, primarily as a result of cancellation of subscriptions in connection with the merger of CCPR and JVB, partially offset by an increase in clearing and execution of $392 due to increased clearing expenses and solicitation fees paid on a new issue transaction.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $413, or 6%, to $6,353 for the nine months ended September 30, 2015 from $6,766 for the nine months ended September 30, 2014. This was comprised of a decrease of $51 in professional fees and a decrease of $362 in other operating expenses.  The reductions were primarily due to reduced regulatory and other expenses as a result of the reduction in headcount related to the merger of CCPR and JVB and general cost cutting measures.

Depreciation and Amortization

Depreciation and amortization decreased by $238, or 28%, to $611 for the nine months ended September 30, 2015 from $849 for the nine months ended September 30, 2014.

Impairment of goodwill

We recorded an impairment charge of $3,121 in the nine months ended September 30, 2014.  See note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Non-Operating Income and Expense

Interest Expense

Interest expense decreased by $366, or 11%, to $2,951 for the nine months ended September 30, 2015 from $3,317 for the nine months ended September 30, 2014.  The decrease was primarily comprised of a decrease of $135 related to our 10.50% Contingent Convertible Senior Notes due 2027 that were repurchased in May 2014 and a decrease of $239 related to reduced interest expense incurred on our junior subordinated notes due to changes in the effective rate used to determine discount amortization.  These notes have a variable rate and we adjust our amortization schedule annually, at the beginning of each year, based on the expected future LIBOR curve.  See note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased by $27, or 100%, to $0 for the nine months ended September 30, 2015 from $27 for the nine months ended September 30, 2014. Income or loss from equity method affiliates represents our share of the related entities’ earnings.

INCOME / (LOSS) FROM EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	September 30, 2015	September 30, 2014	Change
SAA Manager	$-	$14	$(14)
Star Asia Capital Management	-	13	(13)
Total	$-	$27	$(27)

As of September 30, 2015, we had no investments accounted for under the equity method.  See note 19 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $106 to income tax expense / (benefit) of $267 for the nine months ended September 30, 2015 from $161 for the nine months ended September 30, 2014.  The increase was primarily due to deferred tax expense incurred as a result of the final determination of our 2014 taxable loss in conjunction with the filing of our 2014 U.S. income tax returns during the quarter ended September 30, 2015. Also, see note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding an income tax assessment received by the Company from the Commonwealth of Pennsylvania.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the nine months ended September 30, 2015 and 2014 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Nine Months Ended September 30, 2015

	Total
	Operating LLC		Consolidated
	Consolidated	IFMI	IFMI
Net income / (loss) before tax	$(1,601)	$-	$(1,601)
Income tax expense / (benefit)	57	210	267
Net income / (loss) after tax	(1,658)	(210)	(1,868)
Average effective Operating LLC non-controlling interest (1)%	26.06%
Operating LLC non-controlling interest	$(432)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Nine Months Ended September 30, 2014

	Total
	Operating LLC		Consolidated
	Consolidated	IFMI	IFMI
Net income / (loss) before tax	$(7,225)	$-	$(7,225)
Income tax expense / (benefit)	237	(76)	161
Net income / (loss) after tax	(7,462)	76	(7,386)
Average effective Operating LLC non-controlling interest (1)%	25.60%
Operating LLC non-controlling interest	$(1,910)

(1)Non-controlling interest is recorded on a monthly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2015 and 2014.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Favorable / (Unfavorable)
	2015	2014	$ Change	% Change
Revenues
Net trading	$8,333	$6,327	$2,006	32%
Asset management	2,332	2,740	(408)	(15)%
New issue and advisory	2,119	286	1,833	641%
Principal transactions and other income	143	1,199	(1,056)	(88)%
Total revenues	12,927	10,552	2,375	23%

Operating expenses
Compensation and benefits	7,044	6,600	(444)	(7)%
Business development, occupancy, equipment	901	904	3	0%
Subscriptions, clearing, and execution	1,786	1,843	57	3%
Professional fee and other operating	2,488	1,537	(951)	(62)%
Depreciation and amortization	150	251	101	40%
Total operating expenses	12,369	11,135	(1,234)	(11)%

Operating income / (loss)	558	(583)	1,141	196%

Non-operating income / (expense)

Interest expense	(984)	(1,079)	95	9%
Income / (loss) before income taxes	(426)	(1,662)	1,236	74%
Income taxes	221	62	(159)	(256)%
Net income / (loss)	(647)	(1,724)	1,077	62%
Less: Net income (loss) attributable to the non-controlling interest	(114)	(469)	(355)	(76)%
Net income / (loss) attributable to IFMI	$(533)	$(1,255)	$722	58%

Revenues

Revenues increased by $2,375, or 23%, to $12,927 for the three months ended September 30, 2015 from $10,552 for the three months ended September 30, 2014. As discussed in more detail below, the change was comprised of (i) an increase of $2,006 in net trading revenue; (ii) a decrease of $408 in asset management revenue; (iii) an increase of $1,833 in new issue and advisory revenue; and (iv) a decrease of $1,056 in principal transactions and other income.

Net Trading

Net trading revenue increased by $2,006, or 32%, to $8,333 for the three months ended September 30, 2015 from $6,327 for the three months ended September 30, 2014.

  The increase was primarily the result of increases in our mortgage, SBA, corporate high yield, and corporate investment grade asset classes, partially offset by declines in CLO, structured notes, municipal and other asset classes.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the three months ended September 30, 2015 may not be indicative of future results. Furthermore, some of the assets included in the investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by the Company may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Asset management fees decreased by $408, or 15%, to $2,332 for the three months ended September 30, 2015 from $2,740 for the three months ended September 30, 2014, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	September 30, 2015	September 30, 2014	Change
CDO and related service agreements	$2,219	$2,582	$(363)
Other	113	158	(45)
Total	$2,332	$2,740	$(408)

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

CDOs

Asset management revenue from company-sponsored CDOs decreased by $363 to $2,219 for the three months ended September 30, 2015 from $2,582 for the three months ended September 30, 2014. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	September 30, 2015	September 30, 2014	Change
TruPS and insurance company debt - U.S.	$985	$1,108	$(123)
High grade and mezzanine ABS	7	12	(5)
TruPS and insurance company debt - Europe	602	633	(31)
Broadly syndicated loans - Europe	625	829	(204)
Total	$2,219	$2,582	$(363)

Asset management fees for TruPS and insurance company debt – U.S. declined primarily because in October 2014, one securitization that we managed had a successful auction and terminated.  We will no longer earn fees related to this securitization going forward.  We earned a total of $103 in revenue from this securitization for the three months ended September 30, 2014.

Asset management fees for high grade and mezzanine ABS declined primarily because the average AUM in the remaining deals in this asset class declined due to defaults of the underlying assets, repayments of the underlying assets, and the transfer of certain management contracts to third parties. As of September 30, 2015, we only manage one remaining contract.  We do not expect to earn material management fees in the future from this asset class.

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

   Other

Other asset management revenue decreased by $45 to $113 for the three months ended September 30, 2015 from $158 for the three months ended September 30, 2014. The decrease was as a result of a decline in asset management revenue earned from separate accounts.

 New Issue and Advisory Revenue

New issue and advisory revenue increased by $1,833 to $2,119 for the three months ended September 30, 2015 from $286 for the three months ended September 30, 2014.  During the first quarter of 2014, our U.S. broker-dealer, JVB, stopped providing investment banking and advisory services to SPACs.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $1,056 to $143 for the three months ended September 30, 2015, as compared to $1,199 for the three months ended September 30, 2014.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	September 30, 2015	September 30, 2014	Change
EuroDekania	$180	$470	$(290)
Tiptree	(100)	(137)	37
Currency hedges	(2)	-	(2)
CLO investments	(752)	315	(1,067)
Other principal investments	39	8	31
Total principal transactions	(635)	656	(1,291)

Alesco X-XVII revenue share	198	185	13
Star Asia revenue share	497	181	316
Strategos revenue share	-	130	(130)
Other revenue shares	141	250	(109)
All other income / (loss)	(58)	(203)	145
Other income	778	543	235
Total	$143	$1,199	$(1,056)

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

In 2015, our currency hedge consists of a Euro forward agreement designed to hedge the currency risk primarily associated with our investment in EuroDekania.  In 2014, the currency hedge consisted of a Yen hedge designed to hedge the currency risk associated with our investment in Star Asia.  The Yen hedge was extinguished in connection with the sale of the Star Asia Group.  See note 5 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Beginning in the first quarter of 2014, we began investing our capital in investments (primarily in CLOs) that we do not manage.  Our focus on CLO investments capitalizes on our strengths in structured credit and leveraged finance.  We did not make any new investments in CLOs during 2015.  The loss of $752 recognized during the three months ended September 30, 2015 is comprised of $586 of investment income, $272 of net unrealized loss, and $1,066 of impairment charges.  The income of $315 recognized during the three months ended September 30, 2014 is comprised of $618 of investment income, partially offset by $303 of unrealized loss.

Other Income / (Loss)

Other income decreased by $235 to $778 for the three months ended September 30, 2015, as compared to $543 for the three months ended September 30, 2014. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.  The Star Asia revenue share represents contingent payments that are owed to us from the buyer of our interests in the entities comprising the Star Asia Group.  See note 5 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.  The Star Asia revenue share arrangement expires in January 2018.  The Alesco X-XVII revenue shares represent contingent payments that are owed to us from the buyer of the Alesco X-XVII management agreements.  This arrangement expires in February 2017.  The Strategos revenue share expired in December 2014.

Operating Expenses

Operating expenses increased by $1,234, or 11%, to $12,369 for the three months ended September 30, 2015 from $11,135 for the three months ended September 30, 2014. As discussed in more detail below, the change was comprised of (i) an increase of $444 in compensation and benefits; (ii) a decrease of $3 in business development, occupancy, and equipment; (iii) a decrease of $57 in subscriptions, clearing, and execution; (iv) an increase of $951 of professional fee and other operating; and (v) a decrease of $101 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $444, or 7%, to $7,044 for the three months ended September 30, 2015 from $6,600 for the three months ended September 30, 2014.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	September 30, 2015	September 30, 2014	Change
Cash compensation and benefits	$6,818	$6,380	$438
Equity-based compensation	226	220	6
Total	$7,044	$6,600	$444

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits. Cash compensation and benefits increased by $438 to $6,818 for the three months ended September 30, 2015, from $6,380 for the three months ended September 30, 2014.  This increase was a result of an increase in incentive compensation that tied to revenue and operating profitability partially offset by the reduction in our headcount in connection with the merger of JVB and CCPR in January 2014. Our total headcount decreased from 118 at September 30, 2014 to 93 at September 30, 2015.  From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation increased by $6 to $226 for the three months ended September 30, 2015 from $220 for the three months ended September 30, 2014.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $3, or 0%, to $901 for the three months ended September 30, 2015 from $904 for the three months ended September 30, 2014. The decrease was comprised of a decrease of $18 in business development; partially offset by an increase of $15 in occupancy and equipment expenses.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $57, or 3%, to $1,786 for the three months ended September 30, 2015 from $1,843 for the three months ended September 30, 2014.  The decrease was due to a decrease in subscriptions of $349, primarily the result of cancellation of subscriptions in connection with the merger of CCPR and JVB and continued cost saving measures, partially offset by an increase in clearing from increased trading volume and solicitation fees paid on new issue transactions.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses increased by $951, or 62%, to $2,488 for the three months ended September 30, 2015 from $1,537 for the three months ended September 30, 2014. This was comprised of an increase of $855 in professional fees and $96 in other operating expenses.  The increase in professional fees was related to legal and other professional fees incurred related to certain strategic transactions and other legal matters during the third quarter.

Depreciation and Amortization

Depreciation and amortization decreased by $101, or 40%, to $150 for the three months ended September 30, 2015 from $251 for the three months ended September 30, 2014.

Non-Operating Income and Expense

Interest Expense

Interest expense decreased by $95, or 9%, to $984 for the three months ended September 30, 2015 from $1,079 for the three months ended September 30, 2014.  The decrease was primarily comprised of a decrease of $98 related to reduced interest expense incurred on our junior subordinated notes due to changes in the effective rate used to determine discount amortization.  These notes have a variable rate and we adjust our amortization schedule annually, at the beginning of each year, based on the expected future LIBOR curve.  See note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $159 to income tax expense / (benefit) of $221 for the three months ended September 30, 2015 from income tax expense / (benefit) of  $62 for the three months ended September 30, 2014.  The increase was primarily due to deferred tax expense incurred as a result of the final determination of our 2014 taxable loss in conjunction with the filing of our 2014 U.S. income tax returns during the quarter ended September 30, 2015. Also, see note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding an income tax assessment received by the Company from the Commonwealth of Pennsylvania.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended September 30, 2015 and 2014 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended September 30, 2015

	Total
	Operating		Consolidated
	LLC	IFMI	IFMI
Net income / (loss) before tax	$(426)	$-	$(426)
Income tax expense / (benefit)	11	210	221
Net income / (loss) after tax	(437)	(210)	(647)
Average effective Operating LLC non-controlling interest (1)%	26.09%
Operating LLC non-controlling interest	$(114)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended September 30, 2014

	Total
	Operating		Consolidated
	LLC	IFMI	IFMI
Net income / (loss) before tax	$(1,662)	$-	$(1,662)
Income tax expense / (benefit)	138	(76)	62
Net income / (loss) after tax	(1,800)	76	(1,724)
Average effective Operating LLC non-controlling interest (1)%	26.06%
Operating LLC non-controlling interest	$(469)

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

See Liquidity and Capital Resources – Debt Financing and Liquidity and Capital Resources – Contractual Obligations below.

During the third quarter of 2010, our board of directors initiated a dividend of $0.05 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, the Company declared a dividend of $0.02 per quarter, which was paid regularly through the second quarter of 2015. The Company’s board of directors can decide to increase, reduce, or eliminate dividends in the future. The Company’s board of directors’ decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon the payment of dividends to stockholders of the Company.

On October 29, 2015, our board of directors declared a cash dividend of $0.02 per share, which will be paid on our common stock on November 27, 2015 to stockholders of record on November 13, 2015.  A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

Cash Flows

We have four primary uses of capital:

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

(4) To fund potential dividends, distributions, and share repurchases: During the third quarter of 2010 and for each subsequent quarter through September 30, 2015, we have declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI. See note 21 to our consolidated financial statements included in item 1 in this Quarterly Report on Form 10-Q.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of September 30, 2015 and December 31, 2014, we maintained cash and cash equivalents of $13,379 and $12,253, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flow from operating activities	$(7,980)	$(800)
Cash flow from investing activities	10,504	(382)
Cash flow from financing activities	(1,250)	(4,685)
Effect of exchange rate on cash	(148)	(46)
Net cash flow	1,126	(5,913)
Cash and cash equivalents, beginning	12,253	13,161
Cash and cash equivalents, ending	$13,379	$7,248

 See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Nine Months Ended September 30, 2015

As of September 30, 2015, our cash and cash equivalents were $13,379, representing an increase of $1,126 from December 31, 2014. The increase was attributable to cash used by operating activities of $7,980, cash provided by investing activities of $10,504, cash used by financing activities of $1,250, and the decrease in cash caused by the change in exchange rates of $148.

The cash used by operating activities of $7,980 was comprised of (a) net cash inflows of $3,099 related to working capital fluctuations; (b) net cash outflows of  $11,268 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash inflows from other earnings items of $189 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income or loss from equity method affiliates, equity based compensation, depreciation and amortization, amortization of discount on debt, and impairment of goodwill).

The cash provided by investing activities of $10,504 was comprised of (a) $10,625 of cash from sales and returns of principal of other investments, at fair value; partially offset by (b) $11 of purchases of other investments, at fair value and (c) $110 of cash used to purchase furniture, equipment, and leasehold improvements.

The cash used in financing activities of $1,250 was comprised of (a) $322 of distributions to non-controlling interests related to the Operating LLC; and (b) $928 in dividends to shareholders of IFMI.

Nine Months Ended September 30, 2014

As of September 30, 2014, our cash and cash equivalents were $7,248, representing a net decrease of $5,913 from December 31, 2013. The decrease was attributable to cash used by operating activities of $800, cash used by investing activities of $382, the cash used by financing activities of $4,685, and the decrease in cash caused by the change in exchange rates of $46.

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

The cash used by investing activities of $382 was comprised of (a) $25,312 of cash used to purchase other investments, at fair value and (b) $143 of cash used to purchase furniture, equipment, and leasehold improvements; partially offset by (c) $19,924 of net proceeds from the sale of the Star Asia Group; (d) $5,082 of proceeds from distributions received, sales, and returns of principal from other investments, at fair value; and (e) $67 in distributions received from equity method.

The cash used in financing activities of $4,685 was comprised of (a) $3,121 for the repayment of debt; (b) $79 used to net settle equity awards; (c) $319 of distributions to non-controlling interests related to the Operating LLC; (d) $959 in dividends to shareholders of IFMI; and (e) $207 used to repurchase and retire common stock.

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFL in the United Kingdom. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at September 30, 2015 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)
United States	$254
United Kingdom	1,588
Total	$1,842

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at September 30, 2015, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $27,068. See note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the nine months ended September 30, 2015 and the twelve months ended December 31, 2014 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Nine Months Ended September 30, 2015	Twelve Months Ended December 31, 2014
Receivables under resale agreements
Period end	$128,730	$101,675
Monthly average	136,529	64,409
Maximum month end	172,746	101,675
Securities sold under agreements to repurchase
Period end	$128,685	$101,856
Monthly average	136,594	64,740
Maximum month end	172,717	101,856

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

Debt Financing

As of September 30, 2015, we had the following sources of debt financing other than securities financing arrangements: (1)  convertible senior notes, comprised of 8.0% Convertible Notes; and (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I.

See note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		September 30, 2015	December 31, 2014	Interest Rate Terms	Interest (3)	Maturity
Convertible senior notes:
8.00% convertible senior notes (the "8.0% Convertible Notes")	$8,248		$8,248	$8,248	Fixed	8.00%	September 2018 (1)

Junior subordinated notes:
Alesco Capital Trust I	28,125	(2)	11,948	11,499	Variable	4.30%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	8,515	8,192	Variable	4.48%	March 2035
	$48,125		20,463	19,691
Total			$28,711	$27,939

(1)

The holders of the 8.0% Convertible Notes may convert all or any part of the outstanding principal amount of the 8.0% Convertible Notes at any time prior to maturity into shares of the Company's common stock at a conversion price of $3.00 per share, subject to customary anti-dilution adjustments.

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

Off-Balance Sheet Arrangements

Other than as described in note 8 (derivatives) and note 11 (variable interest entities) to our consolidated financial statements included in item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of September 30, 2015.

Contractual Obligations

The table below summarizes our significant contractual obligations as of September 30, 2015 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 8.0% Convertible Notes are not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities and repurchase agreements.

CONTRACTUAL OBLIGATIONS
September 30, 2015
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$4,651	$1,548	$1,659	$1,184	$260
Maturity of 8.0% Convertible Notes (1)	8,248	-	8,248	-	-
Interest on 8.0% Convertible Notes (1)	1,995	669	1,326	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	44,045	2,103	4,208	4,208	33,526
	$107,064	$4,320	$15,441	$5,392	$81,911

(1)Assumes the 8.0% Convertible Notes are not converted prior to maturity.

(2)The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 4.297% (based on a 90-day LIBOR rate in effect as of September 30, 2015 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 4.477% (based on a 90-day LIBOR rate in effect as of September 30, 2015 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which includes amendments that eliminate the requirement to restate prior period financial statements for measurement period adjustments following a business combination.  The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes to the financial statements.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2014. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the nine months ended September 30, 2015, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of September 30, 2015, we would incur a loss of $6,586 if the yield curve rises 100 bps across all maturities and a gain of $6,638 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment that is denominated in Euros.  The fair value of this investment is subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of September 30, 2015, our equity price sensitivity was $323 and our foreign exchange currency sensitivity was $50.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of September 30, 2015, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,637 as of September 30, 2015.

Counterparty Risk and Settlement Risk

We are subject to counterparty risk primarily in two areas: (i) our collateralized securities transactions described in note 9 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q, and (ii) our TBA and other forward agency MBS activities described in note 8 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. With respect to the matched book repo financing activities, our risk is that the counterparty does not fulfill its obligation to repurchase the underlying security when it is due. In this case, we would typically liquidate the underlying security, which may result in a loss if the security has declined in value in relation to the balance due from the counterparty under the reverse repurchase agreement.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2015. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at September 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item  2.Unregistered Sales of Equity Securities and Use of Proceeds

Effective January 1, 2010, the Company ceased to qualify as a REIT and, therefore, is not required to make any dividends or other distributions to its stockholders. However, the Company’s board of directors has the power to decide to increase, reduce, or eliminate dividends in the future. The Company’s board of directors’ decision will depend on a variety of factors, including business, financial and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

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

10.1

Termination and Release Agreement, dated as of October 16, 2015, by and among Mead Park Capital Partners LLC, Christopher Ricciardi, Stephanie Ricciardi, The Ricciardi Family Foundation and Institutional Financial Markets, Inc.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2015 and 2014, (iii) the Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2015, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015, and 2014, and (v) Notes to Consolidated Financial Statements.**

*Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

**Filed herewith.

***Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Institutional Financial Markets, Inc.

	By:	/s/ LESTER R. BRAFMAN

Lester R. Brafman
Date: November 2, 2015		Chief Executive Officer

Institutional Financial Markets, Inc.

	By:	/s/ JOSEPH W. POOLER, JR.

Joseph W. Pooler, Jr.
Date: November 2, 2015		Executive Vice President, Chief Financial Officer and Treasurer