Form 10-K
period 2015-12-31
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2016-03-09
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of  June 30, 2015, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $13.7 million.

As of March 7, 2016, there were 14,003,862 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

•the demand for investment banking services in Europe;

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

PART I

ITEM  1.BUSINESS.

INFORMATION REGARDING INSTITUTIONAL FINANCIAL MARKETS, INC.

Overview

We are a financial services company specializing in fixed income markets. We were founded in 1999 as an investment firm focused on small-cap banking institutions, but have grown to provide an expanding range of capital markets and asset management services. Our business segments are Capital Markets, Principal Investing, and Asset Management. Our Capital Markets business segment consists of fixed income sales, trading, and financing as well as new issue placements in corporate and securitized products and advisory services, operating primarily through our subsidiaries, JVB in the United States and CCFL in Europe. In January 2014 the Financial Industry Regulatory Authority (“FINRA”) approved the consolidation of our two domestic broker-dealer subsidiaries, CCPR and JVB, into a single broker-dealer subsidiary, which resulted in one broker-dealer subsidiary in the United States operating as JVB. Our Principal Investing business segment historically was comprised primarily of our investments in the investment vehicles we managed. In 2014, our Principal Investing segment invested available capital outside of the investment vehicles that we manage, which consisted primarily of investments in collateralized loan obligations (“CLOs”). These investments in CLOs were marked down significantly in 2015 but continue to make routine distributions. We intend to continue to hold these investments but have made no new investments in CLO positions since July 2014. Our Asset Management business segment manages assets through investment vehicles, such as collateralized debt obligations (“CDOs”), permanent capital vehicles, managed accounts, and investment funds. As of December 31, 2015, we had approximately $3.91 billion of assets under management (“AUM”) in fixed income assets in a variety of asset classes including United States and European bank and insurance trust preferred securities (“TruPS”) and European corporate loans. Almost all of our AUM, 95.8%, was in CDOs we manage, which were all securitized prior to 2008.

On August 19, 2014, we entered into a definitive agreement (the “European Sale Agreement”) to sell our European operations to C&Co Europe Acquisition LLC, an entity controlled by Daniel G. Cohen, president and chief executive of our European operations and vice chairman of our board of directors, for approximately $8.7 million. The transaction was subject to customary closing conditions and regulatory approval from the United Kingdom Financial Conduct Authority (“FCA”). On March 26, 2015, the parties to the European Sale Agreement agreed to extend the deadline for the closing of the transactions contemplated by the European Sale Agreement from March 31, 2015 to June 30, 2015. In addition, the parties to the European Sale Agreement amended the date which C&Co Europe Acquisition LLC was obligated to cause the settlement of intercompany accounts of CCFL and our subsidiaries, Cohen & Compagnie, SAS and Unicum Capital, S.L., owed to the Operating LLC (the “Intercompany Payables”) from March 31, 2015 to June 30, 2015.

Further, on June 30, 2015, the parties to the European Sale Agreement agreed to extend the deadline for the closing from June 30, 2015 to December 31, 2015 and the settlement date of the Intercompany Payables from June 30, 2015 to December 31, 2015 (the “Second Extension”).  In connection with the Second Extension, the parties to the European Sale Agreement agreed that, if the transaction was terminated in accordance with its terms prior to the closing, then (i) Mr. Cohen would pay $0.6 million in respect of a portion of the legal and financial advisory fees and expenses incurred by us and the special committee of our board of directors in connection with the transaction since April 1, 2014 and (ii) an amendment (the “Employment Agreement Amendment”) to the Amended and Restated Employment Agreement, dated as of May 9, 2013, among the Operating LLC, the Company, Mr. Cohen and J.V.B. Financial Group Holdings, LP (formerly known as C&Co/PrinceRidge Holdings LP) (the “Employment Agreement”), would become effective. The Cohen Employment Agreement Amendment would provide that if Mr. Cohen’s employment was terminated by the Operating LLC without cause or by Mr. Cohen for good reason (as such terms are defined in the Cohen Employment Agreement), the Operating LLC would pay Mr. Cohen a maximum of $1 million as a severance benefit. The Cohen Employment Agreement currently provides that, in the event of such termination, the Operating LLC will pay Mr. Cohen a minimum of $3 million as a severance benefit.

The European Sale Agreement provides that either party may terminate the agreement after December 31, 2015. On February 18, 2016, C&Co Europe Acquisition LLC provided notice to the Operating LLC that it continues to evaluate the transaction. To date, neither party has terminated the European Sale Agreement, and the Company and the Operating LLC continue to evaluate the transaction.

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

Capital Markets

Our Capital Markets business segment consists primarily of fixed income sales, trading, and financing as well as new issue placements in corporate and securitized products and advisory services operated through our subsidiaries, JVB in the United States and CCFL in Europe. At the beginning of 2011, we closed our acquisition of JVB Holdings, the parent company of JVB, a Boca Raton, Florida-based fixed income broker-dealer that specializes in small size transactions in certificates of deposit (“CDs”), corporate bonds, mortgage-backed securities (“MBS”), structured products, municipal securities, and U.S. government agency securities primarily within the dealer market. In May 2011, we contributed a substantial part of our non-JVB Capital Markets business segment to PrinceRidge, CCPR’s parent company, in exchange for an approximate 70% ownership interest in PrinceRidge, a New York-based financial services firm comprised of an investment banking group and a sales and trading group. During 2012 and 2013, our ownership interest in PrinceRidge increased to 100% with the repurchase of all of PrinceRidge’s minority partner ownership interests therein. Through the acquisitions of JVB and PrinceRidge, we acquired complementary businesses. In the later part of 2013, we made the decision to combine CCPR and JVB into one broker-dealer. The combination was completed in January 2014. As a result, our combined broker-dealer subsidiary in the United States now operates under the JVB brand.

Historically, our Capital Markets business segment has included the following U.S. broker-dealers: Cohen & Company Securities, LLC (“CCS”), Cohen & Company Capital Markets, LLC (“CCCM”), CCPR, and JVB. We acquired CCCM (formerly known as Fairfax, LLC) in 2010 primarily to avail ourselves of an existing clearing relationship. In May 2011, CCCM became a wholly-owned subsidiary of PrinceRidge and in February 2012, PrinceRidge merged CCCM into CCPR. CCPR operated under our PrinceRidge subsidiary until the merger with JVB became effective in January 2014. JVB operates under our JVB Holdings subsidiary. CCS was our legacy broker-dealer that was registered under the Exchange Act and was a member of FINRA and the Securities Industry Protection Corporation (“SIPC”) until it filed a Form BDW in September 2012 seeking to withdraw all of its registrations with the Securities and Exchange Commission (“SEC”) and from each jurisdiction in which it was licensed or registered as a securities broker-dealer, as well as its membership in FINRA, the NASDAQ Stock Market, and the International Securities Exchange. CCS’ withdrawal from all such regulatory authorities became effective in November 2012. CCS has conducted no securities-related business activities since May 2011. Currently, JVB is our sole operating U.S. broker-dealer subsidiary. In addition, our European subsidiary, CCFL, is regulated by the FCA in the United Kingdom.

Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds and loans, asset-backed securities (“ABS”), MBS, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), CDOs, CLOs, collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, Small Business Administration loans (“SBA loans”), U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks and, hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We had offered execution and brokerage services for equity derivative products until December 31, 2012, when we sold our equity derivatives brokerage business to a new entity owned by two of our former employees.

In addition, JVB has a funding desk that acts as an intermediary between borrowers and lenders of short-term funds and provides funding for various inventory positions through the use of repurchase agreements. In 2012, a trading desk for “to-be-announced” securities (“TBAs”) was established. TBAs are forward mortgage-backed securities whose collateral remain unknown until just prior to the trade settlement. The forward collateral types are exclusively issued by United States government agencies, such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Government National Mortgage Association (“Ginnie Mae”). The objective of the TBA business is to provide liquidity to institutional mortgage originators who hedge their mortgage pipelines. In addition to providing credit for MBS trading lines, JVB offers execution services, trading of specified pools, and financing for qualified originators. The TBA desk offers a wide range of solutions for institutional clients seeking to enhance mortgage pipeline execution and overall portfolio profitability.

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

In early 2008, our management team made the strategic decision to restructure our Capital Markets business model from exclusively focusing on TruPS and structured credit products to a more traditional fixed income broker-dealer platform with more diversified revenue streams primarily from trading activity. In the ensuing years, we have hired many sales and trading professionals with expertise in areas that complement our core competency in structured credit. In 2011, our acquisitions of JVB and PrinceRidge further expanded our Capital Markets platform. As a result of these acquisitions, offset by subsequent downsizings, our Capital Markets staffing increased from six sales and trading professionals at the beginning of 2008, to over 230 professionals in mid-2011, and decreased to approximately 65 professionals as of December 31, 2015. We continue to explore opportunities to add complementary distribution channels, hire experienced talent, expand our presence across asset classes, and bolster the service capabilities of our Capital Markets business segment.

Our Capital Markets business segment generates revenue through the following activities: (1) trading activities, which include execution and brokerage services, securities lending activities, riskless trading activities as well as gains and losses (unrealized and realized), and income and expense earned on securities classified as trading, and (2) new issue and advisory revenue comprised of (a) origination fees for newly created financial instruments originated by us, (b) revenue from advisory services, and (c) new issue revenue associated with arranging and placing the issuance of newly created financial instruments. Our Capital Markets business segment has offices in Boca Raton, Charlotte, Cold Spring Harbor (New York), Hunt Valley (Maryland), London, New York, Paris, and Philadelphia.

Trades in our Capital Markets business segment can be either “riskless” or risk-based. “Riskless trades” are transacted with a customer order in hand, resulting in limited risk to us. “Risk-based trades” involve us owning the securities and thus placing our capital at risk. Such risk-based trading activity may include the use of leverage. In recent years, we began to utilize more leverage in our Capital Markets business segment. We believe that the prudent use of capital to facilitate client orders increases trading volume and profitability. Any gains or losses on trading securities that we have purchased in the secondary market are recorded in our Capital Markets business segment, whereas any gains or losses on securities that we retained in our sponsored investment vehicles or other principal investments are recorded in our Principal Investing business segment.

During the first quarter of 2014, we stopped providing investment banking and advisory services in the United States as a result of the loss of certain of JVB’s former employees. Currently, JVB’s primary source of new issue revenue is our SBA group’s participation in COOF Securitizations, defined as SBA Confirmation of Originator Fee Certificates (“COOF”). The SBA secondary market program allows for the purchaser of a SBA loan certificate to “strip” a portion of the interest rate from a guaranteed loan portion, creating what is called an originator fee or interest only strip. This enhances the ability of SBA pool assemblers to securitize the guaranteed portion of loans that do not have the same interest rate. Our SBA group’s participation in this area has grown over recent years.

Principal Investing

Our Principal Investing business segment has historically been comprised of investments in the investment vehicles we manage, as well as investments in certain other structured products, and the related gains and losses that they generate. After the sale of our interests in the Star Asia Finance, Limited (“Star Asia”), Star Asia Management Ltd. (“Star Asia Manager”), Star Asia Japan Special Situations LP (the “Star Asia Special Situations Fund”), Star Asia Advisors, Ltd. (“SAA Manager”), Star Asia Partners Ltd. (“SAP GP”), and Star Asia Capital Management, LLC (“Star Asia Capital Management” and together with Star, Asia, Star Asia Manager, Star Asia Special Situations Fund, SAA Manager, and SAP GP, the “Star Asia Group”) in February 2014, we refocused our Principal Investing portfolio on products that we do not manage, which has consisted primarily of investments in CLO securities. During 2014, we made investments in ten separate CLOs that were not sponsored by us. During 2014 and 2015, we sold three of these CLO investments. These investments in CLOs were marked down significantly in 2015 but continue to make routine distributions. We intend to continue to hold these investments but have made no any new investments in CLO positions since July 2014. As of December 31, 2015, our Principal Investing portfolio was valued at $14.9 million and included investments in seven CLOs (valued at $11.6 million), EuroDekania (Cayman) Ltd. (“EuroDekania”) (valued at $2.5 million), Tiptree Financial Inc. (“Tiptree”) (valued at $0.4 million), and other securities (valued at $0.5 million).

A description of our Principal Investments as of December 31, 2015 is set forth below.

Investments in CLO Securities. After the sale of our interests in the Star Asia Group, we refocused our Principal Investing portfolio on products that we do not manage, which has consisted primarily of investments in CLO securities. Our focus on CLO investments capitalizes on our strengths in structured credit and leveraged finance. During 2014, we made investments in ten separate CLOs that were not sponsored by us, which aggregated to over $25 million. Each of our 2014 purchases of CLO securities ranged in size from approximately $1.75 million to $3.0 million. Of these ten CLO investments, nine represented investments in equity, the most junior tranche of the CLO. We sold one of the CLO investments for a small gain during 2014 and we sold two of the CLO investments for a small loss during 2015. The value of these investments is impacted by the performance of the underlying loans in these CLOs as well as the overall CLO market. During 2015, we recorded $1.5 million of investment losses on our investments in these CLO securities. As of December 31, 2015, our investments in seven CLO securities had approximately $11.6 million in fair value. We intend to continue to hold these investments but have made no new investments in CLO positions since July 2014.

EuroDekania. EuroDekania is a Cayman Islands exempted company that is externally managed by CCFL.  EuroDekania has invested in hybrid capital securities of European banks and insurance companies, CMBS, RMBS, and widely syndicated leverage loans. We made an initial investment of €5.3 million in EuroDekania in its initial private offering of securities in March 2007. In August 2010, May 2011, June 2011, November 2012, December 2013, and December 2015, we purchased an additional $0.3 million, $0.4 million, $0.1 million, $15 thousand, $1.0 million, and $0.1 million, respectively, in secondary trades. In addition to changes in the net asset value (“NAV”) of the entity, the value of our investment is impacted by changes in the U.S. dollar-Euro currency exchange rate due to the fact that our investment in EuroDekania is denominated in Euros. During 2014, we put in place Euro-based foreign currency forward contracts to partially hedge fluctuations in the investment value of EuroDekania. As December 31, 2015, we had outstanding Euro-based foreign currency forward contracts with a notional amount of 2.75 million Euros. We recorded $0.4 million of investment gains related to our investment in these forward contracts during 2015. During 2015, we recorded $12 thousand of investment losses on our investment in EuroDekania. As of December 31, 2015, we owned approximately 17% of EuroDekania, and our 2.7 million shares of EuroDekania were valued at $2.5 million.

MFCA/Tiptree. Muni Funding Company of America, LLC (“MFCA”) was a Delaware limited liability company that we managed until March 18, 2009, when we assigned our management agreement with MFCA to a third party. MFCA primarily invested in securities exempt from United States federal income taxes directly or through structured tax-exempt pass-through vehicles, which are similar in nature to CDOs, as well as other structured credit entities. MFCA began operations in June 2007 when it raised approximately $159 million of net proceeds from a private offering of securities, of which we invested $5.0 million. In June 2009, MFCA completed a rights offering in which we invested $0.6 million. In June 2011, MFCA was merged into Tiptree Financial Partners, L.P., and our investment in MFCA was converted into an interest in Tiptree Financial Partners, L.P. In mid-2013, Tiptree Financial Partners, L.P. completed a transaction with its publicly-traded, majority-owned subsidiary, Care Investment Trust Inc., which combined their businesses into a single operating company. In connection with the closing of this transaction, the company, formerly known as Care Investment Trust Inc., changed its name to “Tiptree Financial Inc.”  Tiptree Financial Inc. (“Tiptree”) (NASDAQ: TIPT), a Maryland corporation, is a diversified financial services holding company that was organized in 2007 and primarily focuses on the acquisition of majority control equity interests in financial services businesses. During the third quarter of 2014, we exchanged the units we held in Tiptree Financial Partners, L.P. into 310,950 shares of Tiptree Financial, Inc.

As of December 31, 2015, we owned 57,544 shares of Tiptree that were valued at $0.4 million. During 2015, we sold a significant portion of our Tiptree investment and recorded $0.4 million of investment losses on our investment in Tiptree.

Other Securities. We have invested in various original issuance securities of the deals we have sponsored and certain other deals that we have not sponsored. We have also received options or warrants in publicly traded securities as payment for certain investment banking services that we have provided. During 2015, we recorded $0.1 million of investment gains on these other legacy securities. As of December 31, 2015, we had approximately $0.5 million in fair value of these other legacy securities.

Asset Management

Our Asset Management business segment has managed assets within a variety of investment vehicles, including CDOs, permanent capital vehicles, managed accounts, and investment funds. We earn management fees for our ongoing asset management services provided to these investment vehicles, which may include fees both senior and subordinate to the securities issued by the investment vehicles. Management fees are based on the value of the AUM or the investment performance of the vehicle, or both. As of December 31, 2015, we had $3.9 billion in AUM, of which 95.8% was in CDOs we manage.

Our AUM increased from $965.8 million at December 31, 2003, to $3.9 billion at December 31, 2015, but has declined year-to-year since 2007. AUM refers to assets under management, and equals the sum of: (1) the gross assets included in the CDOs that we have sponsored and/or manage; plus (2) the NAV of the permanent capital vehicles and investment funds we manage; plus (3) the NAV of other managed accounts. Our calculation of AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to any definition of AUM that may be used in our management agreements.

Currently, almost all of our AUM is in CDOs that we manage. A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes secured by the assets. In the event of a default, the lender will have recourse only to the assets securing the loan. We have originated assets for, served as co-placement agent for, and continue to manage this type of investment vehicle, which is generally structured as a trust or other special purpose vehicle. In addition, we invested in some of the debt and equity securities initially issued by certain CDOs, gains and losses of which recorded in our Principal Investing business segment.

These structures can hold different types of securities. Historically, we focused on the following asset classes: (1) United States and European bank and insurance TruPS and subordinated debt; (2) United States ABS, such as MBS and commercial real estate loans; (3) United States and European corporate loans; and (4) United States obligations of non-profit entities.

The credit crisis caused available liquidity, particularly through CDOs and other types of securitizations, to decline precipitously. Our ability to accumulate assets for securitization effectively ended with the market disruption. We securitized $14.8 billion of assets in 16 trusts during 2006; $17.8 billion of assets in 16 trusts during 2007; $400 million of assets in one trust during 2008; and zero assets in zero trusts during 2009 through 2015.

We generate asset management revenue for our services as asset manager. Many of our sponsored CDOs, particularly those where the assets are bank TruPS and ABS, have experienced asset deferrals, defaults, and rating agency downgrades that reduce our management fees. In 16 out of 19 of our ABS deals, the extent of the deferrals, defaults, and downgrades caused credit-related coverage tests to trigger an event of default. Under an event of default, the senior debt holders in the structure can generally force a liquidation of the entity. To date, 15 of our ABS structures have been liquidated following an event of default, and we transferred the collateral management agreements of another five ABS deals to unrelated third parties, leaving us with no ABS structures under management. In addition, many of the CDOs we manage have experienced high enough levels of deferrals, defaults, and downgrades to reduce our subordinated management fees to zero. In a typical structure, any failure of a covenant coverage test redirects cash flow to pay down the senior debt until compliance is restored. If compliance is eventually restored, the entity will resume paying subordinated management fees to us, including those that accrued but remained unpaid during the period of non-compliance.

As of December 31, 2015, we had three subsidiaries that act as collateral managers and investment advisors to the CDOs that we manage. With the exception of CCFL, these entities are registered investment advisors under the Investment Advisers Act of 1940 (the “Investment Advisers Act”). CCFL is regulated by the FCA.

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

ASSETS UNDER MANAGEMENT
(Dollars in Millions)
	As of December 31,
	2015	2014	2013	2012	2011
Alesco (1)	$2,611	$2,704	$2,716	$2,623	$2,609
Dekania U.S. (2)	-	-	463	514	543
Dekania Europe (3) (4)	643	820	984	975	1,346
Kleros (5) (6)	-	36	353	1,114	2,533
Libertas (5) (6)	-	-	10	21	20
Munda (3) (7)	492	723	851	805	809
Total CDO AUM	3,746	4,283	5,377	6,052	7,860
Permanent Capital Vehicles, Investment Funds and Other (8)	166	14	318	274	203
Total AUM	$3,912	$4,297	$5,695	$6,326	$8,063

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

(5)On March 29, 2011, we completed the sale of our investment advisory agreements relating to a series of closed-end distressed debt funds, known as the Deep Value funds, and certain separately managed accounts to a new entity owned by two of our former employees, known as Strategos Capital Management, LLC (“Strategos”). At the same time, we changed the name of our wholly owned subsidiary that previously served as the investment advisor from Strategos Capital Management, LLC to Cira SCM, LLC (“Cira SCM”). In connection with the transaction, we entered into a sub-advisory agreement to employ Strategos Capital Management, LLC to render advice and assistance with respect to collateral management services to the Kleros and Libertas portfolios, which was terminated during 2014.

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

A description of our CDO product lines that were under management as of December 31, 2015 is set forth below.

Alesco and Dekania. As of December 31, 2015, we managed nine Alesco deals and three Dekania Europe deals, which were initially securitized during 2003 to 2007. Cohen & Company Financial Management, LLC manages our Alesco platform. Dekania Capital Management, LLC manages the first two Dekania Europe deals that were issued. CCFL manages the third Dekania Europe deal that was issued. During 2014, the two Dekania U.S. deals, which were managed by Dekania Capital Management, LLC, were liquidated after successful auctions. During 2014, we entered into a sub-advisory agreement to employ Mead Park Advisors, LLC to render advice and assistance with respect to collateral management services to the Alesco portfolios.

In general, our Alesco and Dekania Europe deals have the following terms. We receive senior and subordinate management fees, and there is a potential for incentive fees on certain deals if equity internal rates of return are greater than 15%. We can be removed as manager without cause if 66.7% of the rated note holders voting separately by class and 66.7% of the equity holders vote to remove us, or if 75% of the most senior note holders vote to remove us when certain over-collateralization ratios fall below 100%. We can be removed as manager for cause if a majority of the controlling class of note holders or a majority of equity holders vote to remove us. “Cause” includes unremedied violations of the collateral management agreement or indenture, defaults attributable to certain actions of the manager, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution. There is a non-call period for the equity holders, which ranges from three to six years. Once this non-call period expires, a majority of the equity holders can trigger an optional redemption as long as the liquidation of the collateral generates sufficient proceeds to pay all principal and accrued interest on the rated notes and all expenses. In ten years from closing, an auction call will be triggered if the rated notes have not been redeemed in full. In an auction call redemption, an appointee will conduct an auction of the collateral, which will only be executed if the highest bid results in sufficient proceeds to pay all principal and accrued interest on the rated notes and all expenses. If the auction is not successfully completed, all residual interest that would normally be distributed to equity holders will be sequentially applied to reduce the principal of the rated notes. Any failure of an over-collateralization coverage test redirects interest to paying down notes until compliance is restored. The securities mature up to 30 years from closing. An event of default will occur if certain over-collateralization ratios drop below 100%. While an event of default exists, a majority of the senior note holders can declare the principal and accrued and unpaid interest immediately due and payable. All of the Alesco CDOs we manage have reached their auction call redemption features which means the portfolio of collateral for each CDO is subject to an auction on either a quarterly or bi-annual basis. If an auction is successful, the management contract related to such CDO will be terminated in connection with the liquidation of the CDO and we will lose the related management fees.

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

A description of our other investment vehicles that were under management as of December 31, 2015 is set forth below.

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

EuroDekania has invested in hybrid capital securities of European banks and insurance companies, CMBS, RMBS, and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros or British Pounds. EuroDekania began operations in March 2007 when it raised approximately €218 million in net proceeds from a private offering of securities, of which we invested €5.3 million. In addition, we made follow-on investments in EuroDekania through secondary trades of $0.3 million in August 2010, $0.4 million in May 2011, $0.1 million in June 2011, $15 thousand in November 2012, $1.0 million in December 2013, and $0.1 million in December 2015.

As of December 31, 2015, we owned approximately 17% of EuroDekania’s outstanding shares, which were valued at $2.5 million. At December 31, 2015, EuroDekania had an estimated NAV of $15.0 million.

Managed Accounts.  We provide investment management services to a number of separately managed accounts. Part of our European CDO team has transitioned to providing investment management services primarily to European family offices, high net worth individuals, and asset managers. The investment focus is on CDO notes and debt instruments where the investment managers have relevant expertise. For these services, we are paid gross annual base management fees of approximately 1.5% plus a gross annual performance fee of 20% of cash-on-cash returns in excess of an 8% hurdle. There is also an early redemption fee if any of the clients were to terminate their arrangement within the first five years of the relationship. AUM of these European managed accounts was $10.9 million at December 31, 2015.

PriDe Fund.  In July 2014, CCFL became the investment advisor of a newly created French investment fund with total commitments of €238 million (the “PriDe Fund”). The PriDe Fund earns investment returns by investing in a diversified portfolio of debt securities issued by small and medium sized European insurance companies. The PriDe Fund has an initial investment period of two years and a maturity date of July 2026. CCFL earns management fees and performance fees if returns exceed certain thresholds. We have not made an investment, nor do we expect to make any investment, in the PriDe Fund. AUM of the PriDe Fund was $155.0 million at December 31, 2015.

In addition, we receive revenue shares from certain asset management businesses that we initially sponsored or owned, and subsequently sold or spun-off. A description of our material asset management revenue shares as of December 31, 2015 is set forth below.

Star Asia. On February 20, 2014, we completed the sale of all of our ownership interests in the Star Asia Group.  As part of our consideration for the sale of the Star Asia Group, we receive contingent payments equal to 15% of certain revenues generated by Star Asia Manager, SAA Manager, SAP GP, Star Asia Capital Management, and certain affiliated entities for a period of at least four years. The Star Asia revenue share arrangement terminates the later of (i) January 2018 and (ii) the date certain incentive fees are paid. In 2015, we earned $2.2 million from the Star Asia revenue share.

Alesco X-XVII. On July 29, 2010, we entered into an agreement with an unrelated third party whereby we sold the management rights and responsibilities related to the Alesco X through XVII securitizations. As part of the agreement, we will continue to receive certain incentive payments through February 2017 if the management fees earned by the third party exceed certain thresholds. The incentive payments are paid quarterly and 25% of the total amount due is subject to a hold-back that will be paid at the end of the term in February 2017.  In 2015, we earned $0.8 million from the Alesco X-XVII revenue share, and; as of December 31, 2015, the hold-back amount was $1.3 million.

Infrastructure Finance Business. On March 12, 2012, we entered into an agreement with unrelated third parties whereby we agreed to assist in the establishment of an international infrastructure finance business (“Infrastructure Finance Business”). As consideration for our assistance in establishing the Infrastructure Finance Business, we receive 8.0% of certain revenues of the manager of the Infrastructure Finance Business. The Infrastructure Finance Business revenue share arrangement expires when we have earned a cumulative $20 million in revenue share payments or with the dissolution of the Infrastructure Finance Business’ management company.  Also, in any particular year, the revenue share earned by us cannot exceed $2.0 million.  In 2015, we earned $0.4 million from the Infrastructure Finance Business revenue share.  From inception through 2015, we earned $0.8 million and have received $0.5 million in cash.  In addition, in March 2012, we issued 500,000 restricted units of the Company’s common stock, par value $0.001 per share (the “Common Stock”) to the managing member of the Infrastructure Finance Business, which vest 1/3 when we receive $6.0 million of cumulative revenue share payments, 1/3 when we receive $12.0 million of cumulative revenue share payments, and 1/3 when we receive $18.0 million of cumulative revenue share payments. In certain circumstances, we retain the right to deliver fixed amounts of cash to the managing member of the Infrastructure Finance Business as opposed to vested shares of Common Stock. See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

Employees

As of December 31, 2015, we employed a total of 87 full time professionals and support staff. This number includes 58 employees of our JVB subsidiary, 7 employees of our European Capital Markets business segment, 1 employee of our U.S. Asset Management business segment, 6 employees of our European Asset Management business segment, 11 employees of our U.S. support services group, and 4 employees of our European support services group. We consider our employee relations to be good and believe that our compensation and employee benefits are competitive with those offered by other financial services firms. None of our employees is subject to any collective bargaining agreements. Our core asset is our professionals, their intellectual capital, and their dedication to providing the highest quality services to our clients. Prior to joining us, members of our management team held positions with other leading financial services firms, accounting firms, law firms, investment firms, or other public companies. Lester R. Brafman and Joseph W. Pooler, Jr. are our executive operating officers, and biographical information relating to each of these officers is incorporated by reference in “Part III — Item 10 — Directors, Executive Officers and Corporate Governance” to the Company’s Proxy Statement, to be filed in connection with the Company’s 2016 Annual Meeting of Stockholders.

Competition

All areas of our business are intensely competitive and we expect them to remain so. We believe that the principal factors affecting competition in our business include economic environment, quality and price of our products and services, client relationships, reputation, market focus, and the ability of our professionals.

Our competitors are other public and private asset managers, investment banks, brokerage firms, merchant banks, and financial advisory firms. We compete globally and on a regional, product or niche basis. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products and services. Certain of these competitors continue to raise additional amounts of capital to pursue business strategies that may be similar to ours. Some of these competitors may also have access to liquidity sources that are not available to us, which may pose challenges for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, allowing them to consider a wider variety of investments and establish broader business relationships.

In recent years, there has been substantial consolidation and convergence among companies in the financial services industry, including among many of our former competitors. In particular, a number of large commercial banks have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wider range of products than we offer, including loans, deposit taking, and insurance. Many of these firms also have investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our business. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors.

Competition is intense for the recruitment and retention of experienced and qualified professionals. The success of our business and our ability to continue to compete effectively will depend significantly upon our continued ability to retain and motivate our existing professionals and attract new professionals. See “Item 1A — Risk Factors” beginning on page 17.

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

As of December, 31, 2015, our regulated subsidiaries include: JVB, a registered broker-dealer regulated by FINRA and subject to oversight by the SEC; CCFL (previously known as EuroDekania Management Limited), a U.K. company regulated by the FCA; and Cohen & Company Financial Management, LLC, Dekania Capital Management, LLC, and Cira SCM, LLC, each of which is a registered investment advisor regulated by the SEC under the Investment Advisers Act. Since our inception, our businesses have been operated within a legal and regulatory framework that is constantly developing and changing, requiring us to be able to monitor and comply with a broad range of legal and regulatory developments that affect our activities.

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

The United States and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct periodic examinations and initiate administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders, and/or the suspension or expulsion of a broker-dealer or its directors, officers, or employees. See “Item 1A — Risk Factors” beginning on page 16.

United States Regulation. As of December 31, 2015, JVB was registered as a broker-dealer with the SEC, was licensed to conduct business, and was a member of and regulated by FINRA. JVB is subject to the regulations of FINRA and industry standards of practice that cover many aspects of its business, including initial licensing requirements, sales and trading practices, relationships with customers (including the handling of cash and margin accounts), capital structure, capital requirements, record-keeping and reporting procedures, experience and training requirements for certain employees, and supervision of the conduct of affiliated persons, including directors, officers, and employees. FINRA has the power to expel, fine, and otherwise discipline member firms and their employees for violations of these rules and regulations. JVB is also registered as a broker-dealer in certain states, requiring us to comply with the laws, rules, and regulations of each state in which a broker-dealer subsidiary is registered. Each state may revoke the registration to conduct a securities business in that state and may fine or otherwise discipline broker-dealers and their employees for failure to comply with such state’s laws, rules, and regulations.

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

Our investment advisor subsidiaries are registered with the SEC as investment advisers and are subject to the rules and regulations of the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers including record-keeping, operational and marketing requirements, disclosure obligations, limitations on principal transactions between an adviser and its affiliates and advisory clients, and prohibitions on fraudulent activities. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers are also subject to certain state securities laws and regulations.

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

In July 2010, the federal government passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act significantly restructures and intensifies regulation in the financial services industry, with provisions that include, among other things, the creation of a new systemic risk oversight body  (i.e., the Financial Stability Oversight Council), expansion of the authority of existing regulators, increased regulation of and restrictions on OTC derivatives markets and transactions, broadening of the reporting and regulation of executive compensation, expansion of the standards for market participants in dealing with clients and customers, and regulation of fiduciary duties owed by municipal advisors or conduit borrowers of municipal securities. In addition, Section 619 of the Dodd-Frank Act (known as the “Volker Rule”) and section 716 of the Dodd-Frank Act (known as the “swaps push-out rule”) limit proprietary trading of certain securities and swaps by certain banking entities. Although we are not a banking entity and are not otherwise subject to these rules, some of our clients and many of our counterparties are banks or entities affiliated with banks and will be subject to these restrictions.  These sections of the Dodd-Frank Act and the regulations that are adopted to implement them could negatively affect the swaps and securities markets by reducing their depth and liquidity and thereby affect pricing in these markets.  Further, the Dodd-Frank Act as a whole and the intensified regulatory environment will likely alter certain business practices and change the competitive landscape of the financial services industry, which may have an adverse effect on our business, financial condition, and results of operations.  We will continue to monitor all applicable developments in the implementation of Dodd-Frank and expect to adapt successfully to any new applicable legislative and regulatory requirements.

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

Ongoing regulatory obligations. As an FCA regulated entity, CCFL is subject to the FCA’s ongoing regulatory obligations, which cover the following wide-ranging aspects of its business:

Threshold Conditions: The FCA’s Threshold Conditions Sourcebook sets out five conditions that all U.K. authorized firms, including CCFL, must satisfy in order to become and remain authorized by the FCA. These relate to having adequate legal status, an appropriate location for the firm’s registered or head office, fit and proper links, adequate financial and non-financial resources, and the suitability to be and to remain authorized.

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

Systems and Controls: One of the FCA’s Principles requires a regulated firm to take reasonable care to organize and control its affairs responsibly effectively, with adequate risk management systems. Consequently, the FCA imposes overarching responsibilities on the directors and senior management of a regulated firm. The FCA ultimately expects the senior management of a regulated firm to take responsibility for determining what processes and internal organization are appropriate to its business. Key requirements in this context include the need to have adequate systems and controls in relation to: (1) senior management arrangements and general organizational requirements; (2) compliance, internal audit, and financial crime prevention; (3) outsourcing; (4) record keeping; and (5) managing conflicts of interest.

Conduct of business obligation. The FCA imposes conduct of business rules that set out the obligations to which regulated firms are subject in their dealings with clients and potential clients. CCFL has FCA permission to deal only with eligible counterparties and professional clients in relation to the regulated activities it conducts. The detailed level of the conduct of business rules with which CCFL must comply is dependent on the categorization of its clients, which should be considered in the context of the regulated activity being performed. These rules include requirements relating to the type and level of information that must be provided to clients before business is conducted with or for them, the regulation of financial promotions, procedures for entering into client agreements, obligations relating to the suitability and appropriateness of investments, and rules about managing investments and reporting to clients.

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

FCA’s enforcement powers. The FCA has a wide range of disciplinary and enforcement tools that it can use should a regulated firm fail to comply with its regulatory obligations. The FCA is not only able to investigate and take enforcement action in respect of breaches of FCA rules, but also in respect of insider dealing and market abuse offenses and breaches of anti-money laundering legislation. Formal sanctions vary from public censure to financial penalties to cancellation of an authorized firm’s permissions or withdrawal of an approved person’s approval.

Financial Resources. One of the FCA’s Principles requires a regulated firm to maintain adequate financial resources. Under the FCA rules, the required level of capital depends on CCFL’s prudential categorization, calculated in accordance with the relevant FCA rules. A firm’s prudential categorization is loosely based on the type of regulated activities that it conducts, as this in turn determines the level of risk to which a firm is considered exposed. CCFL is classified as a full scope BIPRU 730K Investment firm. In broad terms, this means that it would be subject to a base capital requirement of the higher of (1) €730,000; or (2) its credit risk plus its market risk plus its operational risk. There are also detailed ongoing regulatory capital requirements applicable to a regulated firm, including those relating to limits on large exposures, settlement and counterparty risk, client monies, and client relationships.

Anti-money Laundering Requirements. A U.K. financial institution is subject to additional client acceptance requirements, which stem from anti-money laundering legislation that requires a firm to identify its clients before conducting business with or for them and to retain appropriate documentary evidence of this process.

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

As an FCA regulated entity, CCFL is required to ensure that it has adequate systems and controls to enable it to identify, assess, monitor, and manage financial crime risk. CCFL must also ensure that these systems and controls are comprehensive and proportionate to the nature, scale, and complexity of its activities.

In addition to potential regulatory sanctions from the FCA, failure to comply with the U.K.’s anti-money laundering requirements is a criminal offense; depending on the exact nature of the offense, such a failure is punishable by an unlimited fine, imprisonment, or both.

Approved Persons Regime. Individuals performing certain functions within a regulated entity (known as “controlled functions”) are required to be approved by the FCA. Once approved, the “approved person” becomes subject to the FCA’s Statements of Principle for Approved Persons, which include the obligation to act with integrity, and with due skill, care, and diligence. The FCA can take action against an approved person if it appears to it that such person is guilty of misconduct and the FCA is satisfied that it is appropriate in all the circumstances to take action against such person.

Consequently, CCFL is required to have approved persons performing certain key functions, known as “required functions.” In addition, CCFL must have its senior management personnel approved to perform the appropriate “governing functions.” CCFL is required to ensure that it assesses and monitors the ongoing competence of its approved persons and their fitness and propriety.

Changes in Existing Laws and Rules. Additional legislation and regulations, changes in rules promulgated by the government regulatory bodies, or changes in the interpretation or enforcement of laws and regulations may directly affect the manner of our operation, our net capital requirements, or our profitability. In addition, any expansion of our activities into new areas may subject us to additional regulatory requirements that could adversely affect our business, reputation, and results of operations.

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

.

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

Our business has been and may continue to be materially affected by conditions in the global financial markets and economic conditions throughout the world. The financial markets continue to be volatile and continue to present many challenges such as the level and volatility of interest rates, investor sentiment, the availability and cost of credit, the U.S. mortgage and real estate markets, consumer confidence, unemployment and geopolitical issues. These factors have resulted in significant declines in the performance of financial assets in general with even more severe pressure on securitized financial assets.

Our Capital Markets segment has been and continues to be materially and directly affected by conditions in the global financial markets including pricing pressures created by the consolidation of certain sectors of the financial services industry following the credit crisis.

Our asset management revenues have been and continue to be materially and directly affected by conditions in the global securitization markets. Further, since a significant portion of our asset management contracts relate to entities that are collateralized by securities issued by banks and insurance companies, we have been and continue to be directly and materially affected by adverse changes in those sectors. During the past few years of unfavorable market and economic conditions, including loss of confidence of ratings agencies, the credit quality of certain assets underlying CDOs has been adversely affected and investors have been and continue to be unwilling to invest in CDOs. As a result, our profitability has been adversely affected, and these same factors may continue to adversely affect our business. The future market and economic climate may further deteriorate due to factors beyond our control, including rising interest rates or inflation, increasing unemployment, continued turmoil in the global credit markets, terrorism or political uncertainty. In addition, since the collapse of the new issue securitization market, our new issue revenues continue to be a much smaller component of our overall revenues. If we are unable to increase these revenues, or replace them with new or other sources of revenue, our results of operations could continue to be adversely affected.

A prolonged economic slowdown, volatility in the markets, a recession, and increasing interest rates could impair our investments and harm our operating results.

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

We may experience write downs of financial instruments and other losses related to the volatile and illiquid market conditions.

The credit markets in the U.S. experienced significant disruption and volatility from mid-2007 through early 2009, and challenging conditions have continued since that time. Although financial markets have become more stable and have generally improved since 2009, there remains a certain degree of uncertainty about a global economic recovery. Available liquidity, particularly through CDOs and other securitizations, declined precipitously during the credit crisis and remains significantly depressed. The disruption in these markets generally, and in the U.S. and European markets in particular, impacted and may continue to impact our business. Furthermore, the asset management revenues we derive from CDOs that hold these types of investments are based on the outstanding performing principal balance of those investments. Therefore, as adverse market conditions result in defaults within these CDOs, our management fees have declined and may continue to decline. We have exposure to these markets and products, and if market conditions continue to worsen, the fair value of our investments and our management fees could further deteriorate. In addition, market volatility, illiquid market conditions and disruptions in the global credit markets have made it extremely difficult to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities, and when such securities are sold, it may be at a price materially lower than the current fair value. Any of these factors could require us to take further write downs in the fair value of our investment portfolio or cause our management fees to decline, which may have an adverse effect on our results of operations in future periods.

We have incurred losses for the period covered by this report and in the recent past, and may incur losses in the future.

The Company recorded net losses of $5.7 million for the year ended December 31, 2015 and $3.7 million for the year ended December 31, 2014. We may incur additional losses in future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate our business.

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

The financial services industry and all of our businesses are intensely competitive, and we expect them to remain so. We compete with commercial banks, brokerage firms, insurance companies, sponsors of mutual funds, hedge funds and other companies offering financial services in the United States, globally, and through the internet. We compete on the basis of several factors, including transaction execution, capital or access to capital, products and services, innovation, reputation, risk appetite and price. Over time, certain sectors of the financial services industry have become more concentrated as institutions involved in a broad range of financial services have been acquired by or merged into other firms or have declared bankruptcy. These developments could result in our competitors gaining greater capital and other resources such as a broader range of products and services and geographic diversity. We have experienced and may continue to experience pricing pressures in our Capital Markets segment as a result of these factors and as some of our competitors may seek to increase market share by reducing prices.

Both margins and volumes in certain products and markets within the fixed income brokerage business have decreased materially as competition has increased and general market activity has declined. Further, we expect that competition will increase over time, resulting in continued margin pressure. These challenges have materially adversely affected our Capital Markets segment’s results of operations and may continue to do so.

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

The sale of our European business may be delayed or may not close, which could negatively affect our ability to carry out our business plan, and the sale of any business line, including the European business, could adversely affect our continuing business and our expenses, revenues, results of operation, cash flows and financial position.

On August 19, 2014, the Operating LLC entered into the European Sale Agreement to sell its European operations to C&Co Europe Acquisition LLC, an entity controlled by Daniel G. Cohen, the vice chairman of our board of directors. The sale of the European business is subject to customary closing conditions and regulatory approval from the FCA.

On March 26, 2015, the parties to the European Sale Agreement entered into an amendment which, among other things, extended the deadline for the closing of the transaction from March 30, 2015 to June 30, 2015. On June 30, 2015, the transaction deadline was further extended to December 31, 2015. The European Sale Agreement provides that either party may terminate the European Sale Agreement after the December 31, 2015 transaction deadline. On February 18, 2016, C&Co Europe Acquisition LLC provided notice to the Operating LLC that it continues to evaluate the transaction. To date, neither party has terminated the European Sale Agreement, and the Company and the Operating LLC continue to evaluate the transaction. Accordingly, the sale of the European business may be delayed or may not close at all, which may negatively impact our ability to carry out our business plan. In addition, the sale of any business line, including the sale of the European business, possesses inherent risks. We may incur higher than anticipated expenses in connection with the sale of our European business, lower-than-expected proceeds from such sale, unexpected costs associated with the separation of the European business from our remaining business operations, and we could be subject to post-closing claims for indemnification. Many of the individuals who will no longer be employees of the Company as a result of the sale of our European business may possess specific knowledge or expertise, and we may be unable to transfer that knowledge or expertise to our remaining employees. Based on the foregoing, the sale of our European business may adversely affect our continuing business and our expenses, revenues, results of operation, cash flows and financial position.

In the event the European Sale Agreement to sell the European operations is terminated prior to the closing of the transaction, the Operating LLC will continue to own the European business. The European business incurred an operating loss of $3.9 million for the year ended December 31, 2015 and may continue to incur losses in the future. Accordingly, if the sale of the European business is not consummated, then the continuing European operations may adversely affect our continuing business and our expenses, revenues, results of operation, cash flows and financial positions.

If we fail to manage our cost reductions effectively, our business could be disrupted and our financial results could be adversely affected.

The Company continues to look for ways to reduce infrastructure costs and reposition itself in the financial services industry. Beginning in 2010 and continuing to the present, the Company executed initiatives that created efficiencies within its business and decreased operating expenses through a reduction in workforce, realignment of operating facilities, a merger of its two registered U.S. broker-dealer subsidiaries, and restructuring of operating systems and system support. If these and new initiatives do not have the desired effects or result in the projected increased efficiencies, the Company may incur additional or unexpected expenses, reputational damage, or loss of customers which would adversely affect the Company’s operations and revenues.

In addition, during 2014 and 2015, we further reduced our headcount. Our cost reduction initiatives have placed and will continue to place a burden on our management, systems and resources, and will generally increase our dependence on key persons and reduce functional back-ups. Many of the employees who were terminated possessed specific knowledge or expertise, and we may be unable to transfer that knowledge or expertise to our remaining employees. In that case, the absence of such employees may create significant operational difficulties. Further, these cost reduction initiatives may reduce employee morale and create concern among potential and existing employees about job security, which may lead to difficulty in hiring and increased turnover in our current workforce, and place undue strain upon our operational resources. In addition, we may experience further reductions in our workforce, which would compound the risks we face. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.

We must retain, train, supervise and manage our employees effectively during this period of change in our business, and our ability to retain our employees may become more difficult as we face an increasingly competitive landscape.

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

The Operating LLC entered into an employment agreement (including non-competition provisions) with each of Mr. Daniel G. Cohen, our Vice Chairman and Mr. Joseph W. Pooler, Jr., our executive vice president and chief financial officer. Mr. Cohen’s and Mr. Pooler’s employment agreements ended on December 31, 2015 but were automatically renewed for an additional one-year period in accordance with the terms of the employment agreements which provide that the term will be renewed automatically for additional one-year periods, unless terminated by either of the parties in accordance with the terms of each of the employment agreements. There can be no assurance that the terms of the employment agreements will provide sufficient incentives for each of the executive officers to continue employment with us.

We depend on the diligence, experience, skill and network of business contacts of our executive officers and employees in connection with (1) our Capital Markets segment, (2) our asset management operations, (3) our investment activities, and (4) the evaluation, negotiation, structuring and management of new business opportunities. Our business depends on the expertise of our personnel and their ability to work together as an effective team and our success depends substantially on our ability to attract and retain qualified personnel. Competition for employees with the necessary qualifications is intense, and we may not be successful in our efforts to recruit and retain the required personnel. The inability to retain and recruit qualified personnel could affect our ability to provide an acceptable level of service to our clients and funds, attract new clients, and develop new lines of business, each of which could have a material adverse effect on our business.

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

We currently provide services and products to clients in Europe, through offices in London and Paris. There are certain additional risks inherent in doing business in international markets, particularly in the regulated brokerage and asset management industries. These risks include:

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

From time to time, we may also provide brokerage services in the form of agency transactions. In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and leave them to settle the trade directly. We are exposed to credit risk for commissions we bill to clients for agency brokerage services.

Participation in matched principal, principal, or agency transactions subjects us to disputes, counterparty credit risk, lack of liquidity, operational failure or other market wide or counterparty specific risks. Any losses arising from such risks could adversely affect our financial condition or results of operations. In addition, the failure of a significant number of counterparties or a counterparty that holds a significant amount of derivatives exposure, or that has significant financial exposure to, or reliance on, the mortgage, asset-backed or related markets, could have a material adverse effect on the trading volume and liquidity in a particular market for which we provide brokerage services or on the broader financial markets.

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

As of December 31, 2015, we had $14.9 million in other investments, at fair value. Of that amount, $11.6 million, or 78% represent investments in CLO vehicles.

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

As of December 31, 2015, we had $14.9 million in other investments, at fair value. Of that amount, $2.9 million, or 19.5% represent investments in two separate investment funds and permanent capital vehicles: EuroDekania and Tiptree.  Our results of operations and financial condition may be significantly impacted by the financial results of these investments.

If the investments we make on behalf of our investment funds, permanent capital vehicles and CDOs perform poorly, we will suffer a decline in our asset management revenue and earnings because some of our fees are subject to the credit performance of the portfolios of assets. In addition, the investors in our investment funds and CDOs and, to a lesser extent, our permanent capital vehicles may seek to terminate our management agreements based on poor performance. Any of these results could adversely affect our results of operations and our ability to raise capital for future investment funds, permanent capital vehicles and CDOs.

Our revenue from our asset management business is primarily derived from fees earned for managing our CDOs and management fees paid by the investment funds and separate accounts we manage. Our CDOs will generate three types of fees: (1) senior fees that are generally paid to us before interest is paid on any of the securities in the capital structure; (2) subordinated fees that are generally paid to us after interest is paid on securities in the capital structure; and (3) incentive fees that are generally paid to us after a period of years in the life of the CDO and after the holders of the most junior CDO securities have been paid a specified return.

In the case of the investment funds and separately managed accounts, our management fees are based on the equity of and net income earned by the vehicles, which is substantially based on the performance of the securities in which they invest.

Furthermore, in the event that our CDOs or investment funds perform poorly, our asset management revenues and earnings will suffer a decline. We may be unable to structure new CDOs or to raise capital for new investment funds to offset any losses we may experience. Our management contracts may be terminated for various reasons.

We could lose management fee income from the CDOs we manage or client assets under management as a result of the triggering of certain structural protections built into such CDOs.

The CDOs we manage generally contain structural provisions including, but not limited to, over-collateralization requirements and/or market value triggers that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool. In certain cases, breaches of these structural provisions can lead to events of default under the indentures governing the CDOs and, ultimately, acceleration of the notes issued by the CDOs and liquidation of the underlying collateral. In the event of a liquidation of the collateral underlying a CDO, we will lose client assets under management and therefore management fees, which could have a material adverse effect on our earnings. In addition, all of the CDOs we manage have reached their auction call redemption features which means the portfolio of collateral for each CDO is subject to an auction on either a quarterly or bi-annual basis. If an auction is successful, the management contract related to such CDO will be terminated in connection with the liquidation of the CDO and we will lose the related management fees.  As of December 31, 2015, the auctions for the Dekania Preferred Funding I CDO and the Dekania Preferred Funding II CDO were successful.

We may need to offer new investment strategies and products in order to continue to generate revenue.

The asset management industry is subject to rapid change. Strategies and products that had historically been attractive may lose their appeal for various reasons. Thus, strategies and products that have generated fee revenue for us in the past may fail to do so in the future, in which case we would have to develop new strategies and products. It could be both expensive and difficult for us to develop new strategies and products, and we may not be successful in this regard. Since the disruptions in the global financial markets, we have had difficulty expanding our offerings which has inhibited our growth and harmed our competitive position in the asset management industry, and this may continue in the future.

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

Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. It is possible that potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. In addition, regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including an inability to raise additional funds, a reluctance of counterparties to do business with us and the costs of defending litigation.

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

The secure transmission of confidential information over public networks is a critical element of our operations. We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations and with our clients and vendors. As the breadth and complexity of this infrastructure continue to grow, the potential risk of security breaches and cyber-attacks increases. As a financial services company, we may be subject to cyber-attacks and phishing scams by third parties. In addition, vulnerabilities of our external service providers and other third parties could pose security risks to client information. Such breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information.

In providing services to clients, we manage, utilize and store sensitive and confidential client data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws and foreign regulations governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. Unauthorized disclosure of sensitive or confidential client data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, whether by our employees or third parties, including a cyber-attack by computer programmers and hackers who may deploy viruses, worms or other malicious software programs, could result in negative publicity, significant remediation costs, legal liability, financial responsibility under our security guarantee to reimburse clients for losses resulting from unauthorized activity in their accounts and damage to our reputation and could have a material adverse effect on our results of operations. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks, phishing scams and other related breaches.

We are largely dependent on Pershing LLC to provide clearing services.

Our broker-dealers rely on Pershing LLC to provide clearing services, as well as other operational and support functions that they cannot provide internally. If our relationship with Pershing LLC is terminated, there can be no assurance that the functions previously provided could be replaced on comparable economic terms.

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

As of December 31, 2015, we have a substantial amount of debt with variable interest rates. We may experience material increases in our interest expense as a result of increases in general interest rate levels.

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

If our internal controls over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. Because we are a smaller reporting company, we are not required to obtain, nor have we voluntarily obtained, an auditor attestation regarding the effectiveness of our controls as of December 31, 2015. Therefore, as of December 31, 2015, we have only performed management’s assessment of the effectiveness of our internal controls and management has determined that our internal controls are effective as of December 31, 2015. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

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

We may change our investment strategy, hedging strategy, asset allocation and/or operational policies at any time without the consent of our stockholders. A change in our investment or hedging strategy may increase our exposure to various risks including interest rate and exchange rate fluctuations. Furthermore, our board of directors will determine our operational policies and may amend or revise our policies, including polices with respect to our acquisitions, growth, operations, indebtedness, capitalization and distributions, or our board may approve transactions that deviate from these policies without a vote of, or notice to, our stockholders. Operational policy changes could adversely affect the market value of our Common Stock.

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

We are a holding company that conducts our business primarily through the Operating LLC as a majority owned subsidiary. Whether or not we qualify under the 40% test is primarily based on whether the securities we hold in the Operating LLC are investment securities. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and other matters. Such limitations could have a material adverse effect on our business and operations. As of December 31, 2015, we are in compliance with and meet the Section 3(a)(1)(C) exclusion.

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

The Dodd-Frank Act and related regulations may negatively impact our business and financial results.

The Dodd-Frank Act, and related rulemakings, have instituted a wide range of reforms that have impacted financial services firms. The Dodd-Frank Act contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. Section 619 of the Dodd-Frank Act (Volker Rule) and section 716 of the Dodd-Frank Act (swaps push-out rule) limit proprietary trading of certain securities and swaps by banking entities such as banks, bank holding companies and similar institutions. Although we are not a banking entity and are not otherwise subject to these rules, some of our clients and many of our counterparties are banks or entities affiliated with banks and will be subject to these restrictions. These sections of the Dodd-Frank Act and the regulations that are adopted to implement them could negatively affect the swaps and securities markets by reducing their depth and liquidity and thereby affect pricing in these markets. Other negative effects could result from an expansive extraterritorial application of the Dodd-Frank Act in general or the Volker Rule in particular and/or insufficient international coordination with respect to adoption of rules for derivatives and other financial reforms in other jurisdictions. We will not know the exact impact that these changes in the markets will have on our business until after the final rules are implemented.

The Dodd-Frank Act, in addressing systemic risks to the financial system, charges the Federal Reserve with drafting enhanced regulatory requirements for the systemically important bank holding companies and certain other nonbank financial companies designated as systemically important by the Financial Stability Oversight Council. The enhanced requirements proposed by the Federal Reserve include capital requirements, liquidity requirements, limits on credit exposure concentrations and risk management requirements. We do not believe that we will be deemed to be a systemically important nonbank financial company under the new legislation and therefore will not be directly impacted. However, there will be an indirect impact to us to the extent that the new regulations apply to our competitors, counterparts and certain of our clients. In addition, should any of the new legislation apply to us, if we were to fail to comply with such legislation and regulations, we may be subject to fines, penalties or material restrictions on our businesses in the jurisdiction where the violation occurred.

Substantial legal liability or significant regulatory action could have material adverse financial effects or cause significant reputational harm, either of which could seriously harm our business.

We face substantial regulatory and litigation risks and conflicts of interests, and may face legal liability and reduced revenues and profitability if our business is not regarded as compliant or for other reasons. We are subject to extensive regulation, and many aspects of our business will subject us to substantial risks of liability. We engage in activities in connection with (1) the evaluation, negotiation, structuring, marketing, and sales and management of our investment funds and structured products, (2) our Capital Markets segment, (3) our asset management operations, and (4) our investment activities. Our activities may subject us to the risk of significant legal liabilities under securities or other laws for material omissions or material false or misleading statements made in connection with securities offerings and other transactions. In addition, to the extent our clients, or investors in our investment funds and structured products, suffer losses, they may claim those losses resulting from our or our officers’, directors’, employees’, or agents’ or affiliates’ breach of contract, fraud, negligence, willful misconduct or other similar misconduct, and may bring actions against us under federal or state securities or other applicable laws. Dissatisfied clients may also make claims regarding quality of trade execution, improperly settled trades, or mismanagement against us. We may become subject to these claims as the result of failures or malfunctions of electronic trading platforms or other brokerage services, including failures or malfunctions of third party providers’ systems which are beyond our control, and third parties may seek recourse against us for any losses. In addition, investors may claim breaches of collateral management agreements, which could lead to our termination as collateral manager under such agreements.

Following the start of the financial crisis in 2007, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors and asset managers increased. With respect to the asset management business, we make investment decisions on behalf of our clients that could result in, and in some instances in the past have resulted in, substantial losses. In addition, as a manager, we are responsible for clients’ compliance with regulatory requirements. Investment decisions we make on behalf of clients could cause such clients to fail to comply with regulatory requirements and could result in substantial losses. Although the management agreements generally include broad indemnities and provisions designed to limit our exposure to legal claims relating to our services, these provisions may not protect us or may not be enforced in all cases.

In addition, we are exposed to risks of litigation or investigation relating to transactions which present conflicts of interest that are not properly addressed. In such actions, we could be obligated to bear legal, settlement and other costs (which may be in excess of available insurance coverage). Also, with a workforce consisting of many very highly paid professionals, we may face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount. Similarly, certain corporate events, such as a reduction in our workforce or employee separations, could also result in additional litigation or arbitration. In addition, as a public company, we are subject to the risk of investigation or litigation by regulators or our public stockholders arising from an array of possible claims, including investor dissatisfaction with the performance of our business or our share price, allegations of misconduct by our officers and directors or claims that we inappropriately dealt with conflicts of interest or investment allocations. In addition, we may incur significant expenses in defending claims, even those without merit. If any claims brought against us result in a finding of substantial legal liability and/or require us to incur all or a portion of the costs arising out of litigation or investigation, our business, financial condition, liquidity and results of operations could be materially and adversely affected. Such litigation or investigation, whether resolved in our favor or not or ultimately settled, could cause significant reputational harm, which could seriously harm our business.

The competitive pressures we face as a result of operating in a highly competitive market could have a material adverse effect on our business, financial condition, liquidity and results of operations.

A number of entities conduct asset management, origination, investment, and broker-dealer activities. We compete with public and private funds, REITS, commercial and investment banks, savings and loan institutions, mortgage bankers, insurance companies, institutional bankers, governmental bodies, commercial finance companies, traditional asset managers, brokerage firms and other entities.

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

We have experienced intense price competition in our fixed income brokerage business in recent years. Some competitors may offer brokerage services to clients at lower prices than we offer, which may force us to reduce our prices or to lose market share and revenue. In addition, we intend to focus primarily on providing brokerage services in markets for less commoditized financial instruments. As the markets for these instruments become more commoditized, we could lose market share to other inter-dealer brokers, exchanges and electronic multi-dealer brokers who specialize in providing brokerage services in more commoditized markets. If a financial instrument for which we provide brokerage services becomes listed on an exchange or if an exchange introduces a competing product to the products we broker in the OTC market, the need for our services in relation to that instrument could be significantly reduced. Further, the recent consolidation among exchange firms, and expansion by these firms into derivative and other non-equity trading markets, will increase competition for customer trades and place additional pricing pressure on commissions and spreads.

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

Daniel G. Cohen, our vice chairman, through an entity he wholly owns, Cohen Bros. Financial, LLC (“CBF”), owns 4,983,557 units, or 26.9%, of the membership interests in the Operating LLC and has a majority of the voting power of the Operating LLC members other than IFMI. Additionally, Mr. Cohen owns 9.0% of our Common Stock, and, as noted above, Mr. Cohen may control certain actions of the Company. As an owner of interests in the Operating LLC, Mr. Cohen may have interests that differ from the stockholders of the Company, including in circumstances in which there may be tax consequence to the members of the Operating LLC. As a result of his ownership in both the Operating LLC and the Company, it is possible that Mr. Cohen as a shareholder of the Company could approve or reject actions based on his own interests as a stockholder that may or may not be in the best interests of the other IFMI stockholders.

Daniel G. Cohen and other executive officers and directors exercise significant influence over matters requiring stockholder approval.

In addition to the 9% of our Common Stock outstanding as of December 31, 2015 beneficially owned by Daniel G. Cohen, our vice chairman, Mr. Cohen beneficially owns 4,983,557 shares of our Series E preferred stock, which have no economic rights, but entitle him to vote together with our stockholders on all matters presented to the stockholders. When factoring in the Series E preferred stock, Mr. Cohen controls approximately 33.7% of total shares outstanding that are entitled to vote. Except with respect to certain agreements relating to the election of Mr. Cohen to our board of directors, there are no voting agreements or other arrangements or understandings among Mr. Cohen,  and our other directors and executive officers with respect to our equity securities; however, to the extent that Mr. Cohen and our other directors and executive officers vote their shares in the same manner, their combined stock ownership and voting rights will have a significant or even decisive effect on the election of all of the directors and the approval of matters that are presented to our stockholders. Collectively, Mr. Cohen and our directors and officers control approximately 38.3% of our total shares outstanding entitled to vote. Their ownership may discourage someone from making a significant equity investment in us, even if we needed the investment to operate our business. The size of their combined stock holdings could be a significant factor in delaying or preventing a change of control transaction that other of our stockholders may deem to be in their best interests, such as a transaction in which the other stockholders would receive a premium for their shares over their then current market prices.

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

Your percentage ownership in the Company may be diluted in the future because of equity awards that have been, or may be, granted to our directors, officers and employees. We have adopted equity compensation plans that provide for the grant of equity based awards, including restricted stock, stock options and other equity-based awards to our directors, officers and other employees, advisors and consultants. At December 31, 2015, we had 315,434 shares of restricted stock, 500,000 of restricted units, and 3,192,857 stock options outstanding to employees and directors of the Company and there were 906,154 shares available for future awards under our equity compensation plans. Vesting of restricted stock and stock option grants is generally contingent upon performance conditions and/or service conditions. Vesting of those shares of restricted units and stock would dilute the ownership interest of existing stockholders. Equity awards will continue to be a source of compensation for employees and directors.

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

The issuance of the shares of the Company’s Common Stock upon the conversion, if any, of the notes originally purchased by Mead Park Capital and EBC, as assignee of CBF, which have been subsequently sold to the Edward E. Cohen IRA, may cause substantial dilution to our existing stockholders and may cause the price of our Common Stock to decline.

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

The resale of the shares of our Common Stock by the Edward E. Cohen IRA and/or EBC could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

In connection the registration rights agreement, dated May 9, 2013, which the Company entered into with Mead Park Capital and CBF, the Company filed a registration statement on Form S-3 with the SEC registering the resale of all of the shares of our Common Stock issued or issuable to Mead Park Capital and EBC, as assignee of CBF, under the definitive agreements and the 8.0% Convertible Notes, respectively. On August 28, 2015, Mead Park Capital sold $4,385,628 of the 8.0% Convertible Notes and 1,461,876 shares of Common Stock to the Edward E. Cohen IRA of which Edward E. Cohen is the benefactor. Edward E. Cohen is the father of Daniel G. Cohen. There sale of such shares of our Common Stock by the Edward E. Cohen IRA could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Availability of net operating losses may be reduced by a change in ownership.

In connection with the sale of Common Stock and the 8.0% Convertible Notes by Mead Park Capital to the Edward E. Cohen IRA, the Section 382 Rights Agreement, dated May 9, 2013, by and between the Company and Computershare Shareowner Services LLC was terminated. Such agreement was designed to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its deferred tax assets to reduce potential future federal income tax obligations. The Company may be limited if it experiences an “ownership change” (as defined in Section 382 of the Internal Revenue Code), which may result from transactions increasing the ownership of certain stockholders in the Common Stock by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation that may be carried over to later years within the allowed NOL carryforward period. Notwithstanding, over the entire carryforward period, we may not be able to use all our NOLs due to the aforementioned annual limitation.

Any decrease in the federal statutory tax rate, or other changes in federal tax statutes, could also cause a reduction in the economic benefit of the NOL currently available to us.

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

To maintain our listing on the NYSE MKT, we must meet certain financial and liquidity criteria. In addition, our Common Stock recently has sold and may continue to sell at a low price per share. On March 7 2016 the closing price of our Common Stock on the NYSE MKT was $0.81 per share. As a result, we may be subject to delisting by the NYSE MKT if our Common Stock continues to sell for a substantial period of time at a low price per share, and we fail to effect a reverse split within a reasonable time after being notified that the NYSE MKT deems such action to be appropriate. The market price of our Common Stock has been and may continue to be subject to significant fluctuation as a result of periodic variations in our revenues and results of operations. If we violate the NYSE MKT listing requirements, our Common Stock may be delisted. If we fail to meet any of the NYSE MKT’s listing standards, our Common Stock may be delisted. In addition, our board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our Common Stock from the NYSE MKT may materially impair our stockholders’ ability to buy and sell our Common Stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Stock. In addition, the delisting of our Common Stock could significantly impair our ability to raise capital.

Because our Common Stock is deemed a low-priced “penny” stock, an investment in our Common Stock should be considered high risk and subject to marketability restrictions.

Since our Common Stock is a penny stock, as defined in Rule 3a51-1 under the Exchange Act, it will be more difficult for investors to liquidate their investment in our Common Stock. Until the trading price of our Common Stock rises above $5.00 per share, if ever, trading in our Common Stock is subject to the penny stock rules of the Exchange Act specified in Rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.           PROPERTIES.

The following table lists our current leases as of December 31, 2015.

City	Description	Square Feet	Expiration Date	Status (1)
New York, NY	1633 Broadway	4,797	8/31/2017	Occupied
New York, NY	750 Lexington Ave - 21st Floor	12,800	12/31/2016	Fully Subleased
New York, NY	750 Lexington Ave - 22nd Floor	12,800	12/31/2016	Fully Subleased
Philadelphia, PA	2929 Arch Street	9,501	4/30/2021	Partially Occupied / Partially Subleased
Boca Raton, FL	1825 NW Corporate Blvd	9,752	2/28/2019	Partially Occupied / Partially Subleased
Madrid, Spain	Calle General Castanos	3,229	7/14/2016	Fully Subleased
London, England	23 College Hill	3,043	3/31/2018	Occupied
Boca Raton, FL	150 East Palmetto Ave	2,460	1/23/2017	Fully Subleased
Paris, France	3 Rue Du Faubourg	2,368	12/31/2016	Occupied
Cold Spring Harbor, NY	One Shore Road	2,366	5/31/2017	Partially Occupied / Partially Subleased
Houston, TX	712 Main Street	1,762	4/30/2017	Fully Subleased
Charlotte, NC	13850 Ballantyne Corporate Place	220	5/31/2016	Occupied
Hunt Valley, MD	201 International Circle	180	8/31/2016	Occupied

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

ITEM  3.LEGAL PROCEEDINGS.

The Company’s former U.S. broker-dealer subsidiary, Cohen & Company Securities, LLC (“CCS”), and one of its registered investment adviser subsidiaries, CIRA SCM, LLC (“CIRA”), were parties to litigation commenced on June 7, 2013, in the Supreme Court of the State of New York, captioned NRAM PLC (f/k/a Northern Rock (Asset Management) PLC) v. Société Générale Corporate and Investment Banking, et al.  The litigation settled in December 2015, and CCS and CIRA, which were indemnified parties, received full releases pursuant to the settlement agreement.  On December 29, 2015, the parties filed a Stipulation of Discontinuance discontinuing the litigation with prejudice.

In October 2013, the Company received a Pennsylvania corporate net income tax assessment from the Pennsylvania Department of Revenue in the amount of $4,683 (including penalties) plus interest related to a subsidiary of AFN for the 2009 tax year.  The assessment denied this subsidiary’s Keystone Opportunity Zone (“KOZ”) credit for that year.  The Company filed an administrative appeal of this assessment with the Pennsylvania Department of Revenue Board of Appeals, which was denied in June 2014.  The Company filed an appeal with the Pennsylvania Board of Finance and Revenue, which was also denied in May 2015.  The Company has filed an appeal with the Pennsylvania Commonwealth Court.  The Company has evaluated the assessment in accordance with the provisions of ASC 740 and determined not to record any contingent liability for this assessment.

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

Not Applicable.

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Our Common Stock and Dividends

The closing price of our Common Stock was $0.81 on March 7, 2016. We had 14,003,862 shares of Common Stock outstanding held by approximately 31 holders of record as of March 7, 2016.

Commencing on March 22, 2004, our Common Stock began trading on the NYSE under the symbol “SFO.” On October 6, 2006, upon completion of our merger with Alesco Financial Trust and our name change from Sunset Financial Resources, Inc. to Alesco Financial Inc., our NYSE symbol was changed to “AFN.”

On December 16, 2009, we effectuated a 1-for-10 reverse stock split immediately prior to consummation of the Merger. Upon completion of the Merger, our name changed from Alesco Financial Inc. to Cohen & Company Inc., we moved our listing of Common Stock from the NYSE to the NYSE MKT LLC (formerly known as NYSE Amex LLC), and our trading symbol was changed to “COHN.”

Effective January 21, 2011, we changed our name to Institutional Financial Markets, Inc. and our Common Stock began trading on the NYSE MKT LLC under the symbol “IFMI.”

The following sets forth the high and low sale prices of our Common Stock for the quarterly period indicated as reported on the NYSE Amex LLC from January 1, 2014 to December 31, 2015 and the cash dividends declared per share.

	Sale Price
	High	Low	Dividends
2015
Fourth quarter	$1.63	$0.92	$0.02
Third quarter	1.67	1.05	0.02
Second quarter	1.60	1.32	0.02
First quarter	2.00	1.51	0.02

2014
Fourth quarter	$2.04	$1.40	$0.02
Third quarter	2.30	1.91	0.02
Second quarter	2.40	1.85	0.02
First quarter	2.60	1.92	0.02

During 2014, the Company’s board of directors declared a $0.02 dividend on each of March 4, 2014, May 1, 2014, July 31, 2014, and October 31, 2014, payable to stockholders of record as of March 18, 2014, May 16, 2014, August 15, 2014, and November 14, 2014 respectively, payable on April 1, 2014, May 30, 2014, August 29, 2014, and November 28, 2014, respectively.

During 2015, the Company’s board of directors declared a $0.02 dividend on each of March 5, 2015, May 4, 2015, July 30, 2015, and October 29, 2015, payable to stockholders of record as of March 19, 2015, May 19, 2015, August 14, 2015, and November 13, 2015 respectively, payable on April 2, 2015, June 2, 2015, August 28, 2015, and November 27, 2015, respectively.

On March 8, 2016, the Company’s board of directors declared a $0.02 dividend payable to stockholders of record as of March 23, 2016, payable on April 6, 2016.

The Company’s board of directors has the power to decide to increase, reduce, or eliminate dividends in the future.  The board’s decision will depend on a variety of factors, including business, financial, and regulatory consideration as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1, 2015 to October 31, 2015	2,000,000	$2.00	-	$41,432
November 1, 2015 to November 30, 2015 (1)	-	-	-	41,432
December 1, 2015 to December 31, 2015	-	-	-	41,432
Total	2,000,000	$-	-

(1)   See note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)On August 3, 2007, our board of directors authorized us to repurchase up to $50 million of our Common Stock from time to time in open market purchases or privately negotiated transactions. The repurchase plan was publicly announced on August 7, 2007.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011.

You should read this selected financial data together with the more detailed information contained in our consolidated financial statements and related notes and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 42.

	Year ended December 31,
	2015	2014	2013	2012	2011
Revenues
Net trading	$31,026	$28,056	$38,528	$69,486	$73,167
Asset management	9,682	14,496	19,239	23,172	21,698
New issue and advisory	5,370	5,219	6,418	5,021	3,585
Principal transactions and other income	78	7,979	(6,668)	(2,439)	1,881
Total revenues	46,156	55,750	57,517	95,240	100,331

Operating expenses
Compensation and benefits	28,028	29,764	47,167	62,951	78,227
Other operating	19,056	21,474	30,049	30,689	38,031
Depreciation and amortization	733	1,103	1,405	1,305	2,238
Impairment of goodwill (1)	-	3,121	-	-	-
Total operating expenses	47,817	55,462	78,621	94,945	118,496
Operating income / (loss)	(1,661)	288	(21,104)	295	(18,165)

Non-operating income / (expense)
Interest expense, net	(3,922)	(4,401)	(4,193)	(3,732)	(5,976)
Other income / (expense) (2)	-	-	(15)	(4,271)	33
Income / (loss) from equity method affiliates	-	27	1,828	5,052	6,232
Income / (loss) before income taxes	(5,583)	(4,086)	(23,484)	(2,656)	(17,876)
Income taxes	85	(414)	(3,565)	(615)	(1,149)
Net income / (loss)	(5,668)	(3,672)	(19,919)	(2,041)	(16,727)
Less: Net (loss) income attributable to the non-controlling interest	(1,589)	(1,087)	(6,601)	(1,073)	(7,339)
Net income / (loss) attributable to IFMI	$(4,079)	$(2,585)	$(13,318)	$(968)	$(9,388)

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.28)	$(0.17)	$(1.08)	$(0.09)	$(0.88)
Weighted average shares outstanding - basic	14,790,828	14,998,620	12,340,468	10,732,723	10,631,935
Diluted earnings (loss) per common share	$(0.28)	$(0.17)	$(1.08)	$(0.09)	$(0.88)
Weighted average shares outstanding - diluted	20,114,918	20,322,750	20,322,750	15,984,921	15,901,258
Cash dividends per share	$0.08	$0.08	$0.08	$0.08	$0.20

Balance Sheet Data:
Total assets	$308,825	$342,518	$217,050	$341,001	$420,590
Debt	28,945	27,939	29,674	25,847	37,167
Temporary equity (3)	-	-	-	829	14,026
Permanent equity:
Total stockholders' equity	39,760	48,235	51,495	56,980	56,972
Non-controlling interest	6,416	8,259	9,688	18,808	20,436
Total permanent equity	$46,176	$56,494	$61,183	$75,788	$77,408

(1)During the year ended December 31, 2014, we recognized an impairment charge of $3,121, related to the Cira SCM goodwill. The charge was included in the consolidated statements of operations as impairment of goodwill and was reflected as component of operating expenses. See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)Other income / (expense) is comprised of the following:

	Year ended December 31,
	2015	2014	2013	2012	2011
Gain / (loss) on repurchase of debt	$-	$-	$(15)	$86	$33
Other income / (loss)	-	-	-	(4,357)	-
	$-	$-	$(15)	$(4,271)	$33

The gain / (loss) on repurchase of debt was comprised of the following:

(a) In November 2011, we repurchased $1,025 aggregate principal amount of previously issued notes from unrelated third parties for $988 including accrued interest. We recognized a gain from repurchase of debt of $33, which was included as a separate component of non-operating income / (expense) in the Company’s consolidated statements of operations.

(b) In March 2012, we repurchased $150 aggregate principal amount of the previously issued notes from an unrelated third party for $151, including accrued interest of $4. We recognized a gain from repurchase of debt of $3, which was included as a separate component of non-operating income / (expense) in the Company’s consolidated statements of operations.

(c) In September 2012, we repurchased $1,177 principal amount of outstanding subordinated notes payable from an unrelated third party for $1,139, including accrued cash interest and paid in kind interest of $50. We recognized a gain from repurchase of debt of $83, net of expenses, which was included as a separate component of non-operating income / (expense) in the Company’s consolidated statements of operations.

(d)  In October 2013, we repurchased $5,000 principal amount of the 10.50% Contingent Convertible Senior Notes Due 2027 (“10.5% Convertible Notes”) from an unrelated third party for par plus accrued interest.  The loss represented the recognition of the remaining unamortized discount on the 10.5% Convertible Notes.

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

Overview

We are a financial services company specializing in fixed income markets. We were founded in 1999 as an investment firm focused on small-cap banking institutions, but have grown to provide an expanding range of capital markets and asset management services. We are organized into three business segments: Capital Markets, Principal Investing, and Asset Management.

•  Capital Markets:  Our Capital Markets business segment consists primarily of fixed income sales, trading, and financing, as well as new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, CMBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs and other forward agency MBS contracts, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We carry out our capital market activities primarily through our subsidiaries: JVB in the United States and CCFL in Europe. See the discussion below regarding the merger of JVB and CCPR in 2014 and the potential sale of CCFL.

•  Principal Investing:  Our Principal Investing business segment is comprised of investments that we have made using our own capital excluding investments we make to support our Capital Markets business segment.  Historically, we generally made principal investments in the entities we managed.  Beginning in the first quarter of 2014, we began investing our capital in investments (primarily equity tranches of CLOs) that we do not manage. These investments are a component of our other investments, at fair value in our consolidated balance sheet  We did not make any new CLO investments in 2015.

•Asset Management: Our Asset Management business segment manages assets within CDOs, permanent capital vehicles, managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of December 31, 2015, we had approximately $3.91 billion in AUM of which 95.8%, or $3.75 billion, was in CDOs. Almost all of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, auction call redemptions, and defaults.  We do not expect to complete any securitizations in the future so we expect our asset management revenue to continue to decline in the future.

We generate our revenue by business segment primarily through the following activities.

Capital Markets:

•Our trading activities, which include execution and brokerage services, securities lending activities, riskless trading activities, as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading; and

•New issue and advisory revenue comprised of (a) new issue revenue associated with originating, arranging, or placing newly created financial instruments; and (b) revenue from advisory services.

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

Business Environment

Our business is materially affected by economic conditions in the financial markets, political conditions, broad trends in business and finance, changes in volume and price levels of securities transactions, and changes in interest rates, all of which can affect our profitability and are unpredictable and beyond our control. These factors may affect the financial decisions made by investors and companies, including their level of participation in the financial markets and their willingness to participate in corporate transactions. Severe market fluctuations or weak economic conditions could continue to reduce our trading volume and revenues, negatively affect our ability to generate new issue and advisory revenue, and adversely affect our profitability.

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

A portion of our revenues is generated from new issue and advisory engagements. The fees charged and volume of these engagements is sensitive to the overall business environment. During the first quarter of 2014, we stopped providing investment banking and advisory services in the United States as a result of the loss of certain of JVB’s former employees. Currently, JVB’s primary source of new issue revenue is our SBA group’s participation in COOF Securitizations. The SBA secondary market program allows for the purchaser of a SBA loan certificate to “strip” a portion of the interest rate from a guaranteed loan portion, creating what is called an originator fee or interest only strip. This enhances the ability of SBA pool assemblers to securitize the guaranteed portion of loans that do not have the same interest rate. Our SBA group’s participation in this area has grown during recent years.

A portion of our revenues is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of December 31, 2015,  95.8% of our existing AUM were CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not recovered since that time. Consequently, we have been unable to complete a new securitization since 2008.

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the underlying operating results of these investments.  As of December 31, 2015, our total other investments, at fair value (which represents our principal investments) was $14,880.  Of this amount, $11,569, or 77.7%, represented investments in CLOs.  The value of these investments is impacted by the performance of the underlying loans in these CLOs as well as the overall CLO market.

Margin Pressures in Fixed Income Brokerage Business

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

Margins and volumes in certain products and markets within the fixed income brokerage business continue to decrease materially as competition has increased and general market activity has declined. Further, we continue to expect that competition will increase over time, resulting in continued margin pressure.

Our response to this margin compression has included: (i) building a diversified fixed income trading platform; (ii) expanding our European advisory and new issue capabilities; (iii) acquiring new product lines; (iv) building a hedging execution and funding operation to service mortgage originators; and (v) monitoring our fixed costs. Our cost reduction initiatives are ongoing. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a decline in profitability. In January 2014, we completed the combination of our two U.S. broker-dealers to reduce overlapping business lines and to reduce our costs.

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

Recent Events

Sale of European Operations

On August 19, 2014, we entered into the European Sale Agreement to sell our European operations to C&Co Europe Acquisition LLC, an entity controlled by Daniel G. Cohen, president and chief executive of our European operations and vice chairman of our board of directors, for approximately $8,700. The transaction was subject to customary closing conditions and regulatory approval from the United Kingdom Financial Conduct Authority (“FCA”). On March 26, 2015, the parties to the European Sale Agreement agreed to extend the deadline for the closing of the transactions contemplated by the European Sale Agreement from March 31, 2015 to June 30, 2015. In addition, the parties to the European Sale Agreement amended the date on which C&Co Europe Acquisition LLC was obligated to cause the settlement of the Intercompany Payables from March 31, 2015 to June 30, 2015.

On June 30, 2015, the parties to the European Sale Agreement agreed to extend the deadline for the closing of the transaction from June 30, 2015 to December 31, 2015 and the settlement date of the Intercompany Payables from June 30, 2015 to December 31, 2015 (the “Second Extension”).  In connection with the Second Extension, the parties to the European Sale Agreement agreed that if the European Sale Agreement is terminated in accordance with its terms prior to the closing, then (i) Mr. Cohen will pay $600 in respect of a portion of the legal and financial advisory fees and expenses incurred by us and the special committee of our board of directors in connection with the transactions contemplated by the European Sale Agreement since April 1, 2014 and (ii) an amendment (the “Employment Agreement Amendment”) to the Amended and Restated Employment Agreement, dated as of May 9, 2013, among the Operating LLC, the Company, Mr. Cohen and J.V.B. Financial Group Holdings, LP (formerly known as C&Co/PrinceRidge Holdings LP) (the “Employment Agreement”), would become effective. The Cohen Employment Agreement Amendment would provide that if Mr. Cohen’s employment was terminated by the Operating LLC without cause or by Mr. Cohen for good reason (as such terms are defined in the Cohen Employment Agreement), the Operating LLC would pay Mr. Cohen a maximum of $1,000 as a severance benefit. The Cohen Employment Agreement currently provides that in the event of such termination, the Operating LLC will pay Mr. Cohen a minimum of $3,000 as a severance benefit.

The European Sale Agreement provides that either party may terminate the agreement after December 31, 2015. On February 18, 2016, C&Co Europe Acquisition LLC provided notice to the Operating LLC that it continues to evaluate the transaction. To date, neither party has terminated the European Sale Agreement, and the Company and the Operating LLC continue to evaluate the transaction.

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

As previously disclosed, in September 2013, Mead Park Capital purchased $5,848 of 8.0% Convertible Notes and 1,949,167 shares of our Common Stock from us.  Jack J. DiMaio, Jr., the chairman of our board of directors and Christopher Ricciardi, a former member of our board of directors, were members of Mead Park Capital.

On August 28, 2015, Mead Park Capital sold $4,386 of the 8.0% Convertible Notes issued to it in September 2013 and 1,461,876 shares of our Common Stock also issued to it in September 2013 to certain accounts controlled by family members of Daniel G. Cohen, the vice chairman of our board of directors and the board of managers of the Operating LLC, president and chief executive officer of our European business, and president of CCFL.  The Common Stock and 8.0% Convertible Notes sold in the transaction represented substantially all of our securities beneficially owned by Mr. DiMaio.  Mr. Ricciardi did not sell any our Common Stock or 8.0% Convertible Notes beneficially owned by him as part of this transaction.  Further as a result of the transaction, Mr. DiMaio was no longer a member of Mead Park Capital.   Mr. DiMaio remains the chairman of our board of directors.  At the time of this transaction, Mr. Ricciardi was the sole member and manager of Mead Park Capital.

On October 16, 2015, the Company entered into a Termination and Release Agreement (the “Termination Agreement”), by and among the Company; Christopher Ricciardi, a member of the Company’s board of directors at the time; Stephanie Ricciardi, Mr. Ricciardi’s spouse; and the Ricciardi Family Foundation, a New York charitable not-for-profit corporation of which Mr. and Mrs. Ricciardi serve as directors (together with Stephanie Ricciardi and Christopher Ricciardi, the “Ricciardi Parties”); and Mead Park Capital.

Pursuant to the Termination Agreement, in connection with the termination of the Mead Park Purchase Agreement (as defined below) and all rights and obligations thereunder and the mutual release of claims set forth in the Termination Agreement, on October 16, 2015: (i) Mead Park Capital transferred to us 487,291 shares of the our Common Stock; (ii) the Ricciardi Parties transferred to us 1,512,709 shares of our Common Stock; (iii) we and Mead Park Capital terminated in its entirety, effective October 16, 2015, that certain Securities Purchase Agreement, dated as of May 9, 2013, by and among us, Mead Park Capital and, solely for purposes of Section 6.3 thereof, Mead Park Holdings LP (the “Mead Park Purchase Agreement”); and (iv) we transferred $4,000 in cash to accounts designated by Mr. Ricciardi for the benefit of the Ricciardi Parties and Mead Park Capital.

The Termination Agreement provides that, during the period beginning on October 16, 2015 and ending on October 16, 2016 (the “Termination Agreement Period”), if IFMI or its majority owned subsidiary, IFMI, LLC, makes any public or nonpublic offering or sale of any securities (“New Securities”), subject to certain exceptions, then Mr. Ricciardi will be afforded the opportunity to acquire, for the same price and on the same terms as the New Securities are proposed to be offered to others, up to the amount of New Securities required to enable Mr. Ricciardi to maintain his proportionate equivalent interest in us immediately prior to any such issuance of New Securities.

In addition, pursuant to the Termination Agreement, if, during the Termination Agreement Period, any meeting occurs at which the our stockholders vote for the election of our directors, then (i) our board of directors will nominate Mr. Ricciardi to stand for election to the board at such meeting; and (ii) our board of directors will (a) recommend to our stockholders the election of Mr. Ricciardi at such meeting, and (b) solicit proxies for Mr. Ricciardi in connection with such meeting to the same extent as it does for any of its other nominees to our board of directors.

At our annual meeting of stockholders held on December 21, 2015, Mr. Ricciardi was not reelected to serve as a member of our board of directors.

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

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2015 and 2014.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	Year ended December 31,		Favorable / (Unfavorable)
	2015	2014	$ Change	% Change
Revenues
Net trading	$31,026	$28,056	$2,970	11%
Asset management	9,682	14,496	(4,814)	(33)%
New issue and advisory	5,370	5,219	151	3%
Principal transactions and other income	78	7,979	(7,901)	(99)%
Total revenues	46,156	55,750	(9,594)	(17)%

Operating expenses
Compensation and benefits	28,028	29,764	1,736	6%
Business development, occupancy, equipment	3,388	3,896	508	13%
Subscriptions, clearing, and execution	7,164	8,516	1,352	16%
Professional fee and other operating	8,504	9,062	558	6%
Depreciation and amortization	733	1,103	370	34%
Impairment of goodwill	-	3,121	3,121	100%
Total operating expenses	47,817	55,462	7,645	14%

Operating income / (loss)	(1,661)	288	(1,949)	(677)%

Non-operating income / (expense)

Interest expense, net	(3,922)	(4,401)	479	11%
Income / (loss) from equity method affiliates	-	27	(27)	(100)%
Income / (loss) before income taxes	(5,583)	(4,086)	(1,497)	(37)%
Income taxes	85	(414)	(499)	(121)%
Net income / (loss)	(5,668)	(3,672)	(1,996)	(54)%
Less: Net income (loss) attributable to the non-controlling interest	(1,589)	(1,087)	502	46%
Net income / (loss) attributable to IFMI	$(4,079)	$(2,585)	$(1,494)	(58)%

Revenues

Revenues decreased by $9,594, or 17%, to $46,156 for the year ended December 31, 2015 as compared to $55,750 for the year ended December 31, 2014. As discussed in more detail below, the change was comprised of (i) an increase of $2,970 in net trading; (ii) a decrease of $4,814 in asset management revenue; (iii) an increase of $151 in new issue and advisory revenue; and (iv) a decrease of $7,901 in principal transactions and other income.

Net Trading

Net trading revenue increased by $2,970, or 11%, to $31,026 for the year ended December 31, 2015 as compared to $28,056 for the year ended December 31, 2014.

The increase was primarily the result of increases in our mortgage, corporate investment grade, corporate high yield, and SBA asset classes partially offset by decreases in CLO trading, structured notes, municipal securities, and other asset classes.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the year ended December 31, 2015 may not be indicative of future results. Furthermore, from time to time, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 8 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	As of December 31,
	2015	2014	2013
Company sponsored CDOs (1)	$3,746,561	$4,283,333	$5,377,187
Permanent capital vehicles (2)	-	-	109,977
Investment funds (3)	-	-	172,052
Managed accounts (4)	165,834	13,689	35,752
Assets under management (5)	$3,912,395	$4,297,022	$5,694,968

(1)	Management fee income earned from our sponsored CDOs is recorded as a component of asset management revenue.
(2)	Management fee income earned from funds managed in permanent capital vehicles is recorded as a component of asset management revenue.
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
(6)

Asset management fees decreased by $4,814, or 33%, to $9,682 for the year ended December 31, 2015, as compared to $14,496 for the year ended December 31, 2014, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	Change
CDO	$8,678	$10,999	$(2,321)
Other	1,004	3,497	(2,493)
Total	$9,682	$14,496	$(4,814)

CDOs

Asset management revenue from company-sponsored CDOs decreased by $2,321 to $8,678 for the year ended December 31, 2015 as compared to $10,999 for the year ended December 31, 2014. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	Change
TruPS and insurance company debt - U.S.	$3,989	$4,948	$(959)
High grade and mezzanine ABS	32	243	(211)
TruPS and insurance company debt - Europe	2,122	2,521	(399)
Broadly syndicated loans - Europe	2,535	3,287	(752)
Total	$8,678	$10,999	$(2,321)

Asset management fees for TruPS and insurance company debt – U.S. declined primarily because in May 2014 and October 2014, two securitizations that we managed had successful auctions and terminated.  We will no longer earn fees related to these securitizations going forward.  We earned a total of $903 in revenue from these two securitizations for the year ended December 31, 2014.

Asset management fees for high grade and mezzanine ABS declined primarily due to the transfer of certain management contracts to a third party and the liquidation of one CDO. As of December 31, 2015, we no longer manage any CDOs in this asset class.  We do not expect to earn material management fees in the future from this asset class.

Asset management fees for TruPS and insurance company debt – Europe declined because of both (i) the decline of collateral balances due to principal payments and defaults and (ii) the impact of foreign exchange rates as these contracts make management fee payments in Euros.

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  Fees declined because the reinvestment period has ended for this CLO.  Following the end of such reinvestment period, principal payments received are paid out to investors in the CLO.  The fees we earn will decline as the collateral balances decline.  Additionally, this contract also makes management fee payments in Euros, which negatively impacted the revenue earned.

A significant portion of our managed CDOs have stopped paying subordinated management fees due to diversion of cash flows called for within the CDO governing documents.  See “Critical Accounting Policies and Estimates – Revenue Recognition – Asset Management” beginning on page 68 for discussion of our accounting policy regarding recognition of revenue related to subordinated management fees.

Other

Other asset management revenue decreased by $2,493 to $1,004 for the year ended December 31, 2015, as compared to $3,497 for the year ended December 31, 2014.    The decrease was comprised of (i) a decrease of $125 resulting from the sale of Star Asia

Manager and (ii) a decrease of $2,368 in asset management revenue earned from separate accounts primarily due to lower performance fees being earned during 2015.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $151, or 3%, to $5,370 for the year ended December 31, 2015, as compared to $5,219 for the year ended December 31, 2014.

New Issue and advisory revenue remained relatively flat.  New issue and advisory revenue earned by CCFL increased by $2,072, while new issue and advisory revenue earned by JVB declined by $1,921.

During the first quarter of 2014, our U.S. broker-dealer, JVB, stopped providing investment banking and advisory services to special purpose acquisition companies (“SPACs”).  While certain of the former employees of JVB’s SPAC investment banking and advisory group went to work for another firm, we entered into an agreement (the “Tail Agreement”) whereby we allowed such former employees to continue work on certain in process engagements with their new firm.  As part of the Tail Agreement, we received a certain share of the revenue earned by the new firm related to these engagements.  During the year ended December 31, 2014, we earned total new issue revenue of $1,889 under the Tail Agreement from investment banking and advisory services related to SPACs. We did not earn any revenue under the Tail Agreement in 2015.  We do not expect further revenue to be earned under this agreement.

Currently, JVB’s primary source of new issue revenue is our SBA group’s participation in COOF Securitizations, defined as SBA Confirmation of Originator Fee Certificates (“COOF”). The SBA secondary market program allows for the purchaser of a SBA loan certificate to “strip” a portion of the interest rate from a guaranteed loan portion, creating what is called an originator fee or interest only strip. This enhances the ability of SBA pool assemblers to securitize the guaranteed portion of loans that do not have the same interest rate. Our SBA group’s participation in this area has grown during recent years.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $7,901 to $78 for the year ended December 31, 2015, as compared to $7,979 for the year ended December 31, 2014.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	Change
EuroDekania	$(12)	$1,801	$(1,813)
Tiptree	(393)	235	(628)
Currency hedges	374	(167)	541
CLO investments	(1,512)	(123)	(1,389)
Other principal investments	104	663	(559)
Gain on sale of Star Asia Group	-	78	(78)
Total principal transactions	(1,439)	2,487	(3,926)

Alesco X-XVII revenue share	774	752	22
Star Asia revenue share	2,162	2,962	(800)
Strategos revenue share	19	1,004	(985)
IIFC revenue share	366	409	(43)
FGC revenue share	292	201	91
Other revenue shares	250	345	(95)
Note receivable	(2,055)	390	(2,445)
All other income / (loss)	(291)	(571)	280
Other income	1,517	5,492	(3,975)

Total	$78	$7,979	$(7,901)

Principal Transactions

EuroDekania is an investment company and we carry our investment at the NAV of the fund.  Income recognized in each period is a result of changes in the underlying NAV of the fund as well as distributions received.  Our investment in EuroDekania is denominated in Euros.  We sometimes hedge this exposure (as described in greater detail below).  Currently, EuroDekania is not making new investments, and has no plans to make new investments.  As cash has been received from its current investments, it has been returned to EuroDekania’s shareholders.

Tiptree is publicly traded and we carry our investment at Tiptree’s closing share price.  Changes in the fair value of our investment in Tiptree represent changes in its share price, realized gains or losses on sales, and any dividends declared.  We sold a significant portion of our investment in Tiptree during 2015.  As of December 31, 2015, we owned 57,544 shares of Tiptree compared to 305,144 as of December 31, 2014.

In 2015, our currency hedge consisted of a Euro forward agreement designed to hedge the currency risk primarily associated with our investment in EuroDekania.  In 2014, the currency hedge consisted of a Yen hedge designed to hedge the currency risk associated with our investment in Star Asia.  The Yen hedge was extinguished in connection with the sale of the Star Asia Group (see below).

The loss on CLO investments of $1,512 recognized during the year ended December 31, 2015 is comprised of $1,687 of net unrealized loss, $222 of net realized loss on sale,  $1,975 of impairment charges, partially offset by $2,372 of investment income.  The loss of $123 recognized during the year ended December 31, 2014 is comprised of $1,622 of net unrealized loss, $100 of impairment charges, partially offset by $1,577 of investment income and $22 of realized gain on sale.

On February 20, 2014, we completed the sale of all of our ownership interests in the Star Asia Group.  In consideration for the sale of the Star Asia Group, we received an initial upfront payment of $20,043 and will receive contingent payments equal to 15% of certain revenues generated by Star Asia Manager, SAA Manager, SAP GP, Star Asia Capital Management, and certain affiliated entities  for a period of at least four years.  As a result of the sale of the Star Asia Group, we recorded a gain of $78 in the first quarter of 2014, which is included in the table above.  The gain was attributable to the Star Asia Group as a whole.  It was calculated as the cash received of $20,043 less the combined carrying value of all the entities in the Star Asia Group of $19,965 at the time of the sale.  The Company’s accounting policy is to record contingent payments receivable as income as they are earned.

Other Income

Other income decreased by $3,975 to $1,517 for the year ended December 31, 2015, as compared to $5,492 for the year ended December 31, 2014.

The revenue share arrangements noted above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned above certain thresholds.  See discussion of revenue share arrangements in “Item 1 — Business” beginning on page 5.      These arrangements expire, or have expired, as follows.

•	The Alesco X-XVII revenue share arrangement expires in February 2017.
•	The Star Asia revenue share arrangement does not have a fixed termination date but could terminate as early as January 2018.
•	The Strategos revenue share arrangement expired in 2014. There was a small adjustment recorded in 2015.
•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC; or (ii) when we have earned a cumulative $20 million in revenue share payments.   To date, we have earned $775.  Also, in any particular year, the revenue share earned by us cannot exceed $2 million.

•	The FGC revenue share arrangement expired in 2015.
•

The other revenue share arrangements are based on management fees earned on management contracts related to certain CDOs.  Two of these arrangements have fixed termination dates in 2016, while one of these arrangements has no fixed termination date but terminates when the CDO liquidates according to its underlying terms.

The note receivable represents an investment the Company made in the form of a note to an investment banking client in Europe in the mining industry.  The Company deemed this note to be uncollectable in 2015 and wrote-off the remaining balance due.

Operating Expenses

Operating expenses decreased by $7,645, or 14%, to $47,817 for the year ended December 31, 2015, as compared to $55,462 for the year ended December 31, 2014. As discussed in more detail below, the change was comprised of (i) a decrease of $1,736 in compensation and benefits; (ii) a decrease of $508 in business development, occupancy, and equipment; (iii) a decrease of $1,352 in subscriptions, clearing, and execution; (iv) a decrease of $558 of Professional fee and other operating;  (v) a decrease of $370 of depreciation and amortization; and (vi) a decrease of $3,121 in impairment of goodwill.

Compensation and Benefits

Compensation and benefits decreased by $1,736, or 6%, to $28,028 for the year ended December 31, 2015 as compared to $29,764 for the year ended December 31, 2014.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	Change
Cash compensation and benefits	$26,839	$28,445	$(1,606)
Equity-based compensation	1,189	1,319	(130)
Total	$28,028	$29,764	$(1,736)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $1,606 to $26,839 for the year ended December 31, 2015, as compared to $28,445 for the year ended December 31, 2014. This decrease was primarily a result of a decrease in incentive compensation, which is tied to revenue and operating profitability.  Our total headcount decreased from 111 at December 31, 2014 to 87 at December 31, 2015.  From time to time, we pay employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $130 to $1,189 for the year ended December 31, 2015, as compared to $1,319 for the year ended December 31, 2014.  The decrease was primarily as a result of certain share grants becoming fully vested on or about December 31, 2014, partially offset by the issuance of new grants during 2015.  See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $508, or 13%, to $3,388 for the year ended December 31, 2015, as compared to $3,896 for the year ended December 31, 2014.  This was comprised of a decrease of $214 in occupancy and equipment and $294 in business development.  The decrease in occupancy and equipment was due to our continued efforts to reduce our office space costs by not renewing leases and subleasing excess office space.  The decrease in business development was primarily as a result of continued cost cutting efforts.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $1,352, or 16%, to $7,164 for the year ended December 31, 2015, as compared to $8,516 for the year ended December 31, 2014.   This was comprised of a decrease in subscriptions of $1,586, partially offset by an increase in clearing and execution of $234. The decrease in subscriptions was primarily the result of cancellation of subscriptions in connection with the merger of CCPR and JVB and reduced headcount.  The increase in clearing and execution was due to increased net trading revenue and increased fees paid on new issue transactions.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses decreased by $558, or 6%, to $8,504 for the year ended December 31, 2015, as compared to $9,062 for the year ended December 31, 2014.  This was comprised of a decrease in professional fees of $431 and a decrease in other operating expense of $127.  The reductions were primarily due to reduced regulatory and other expenses as a result of the reduction in headcount related to the merger of CCPR and JVB and general cost cutting measures.

Depreciation and Amortization

Depreciation and amortization decreased by $370, or 34%, to $733 for the year ended December 31, 2015, as compared to $1,103 for the year ended December 31, 2014. This decrease was primarily due to certain fixed assets becoming fully depreciated.

Impairment of Goodwill

We recorded an impairment charge of $3,121 in the year ended December 31, 2014.  No impairment charge was recorded in the year ended December 31, 2015.  See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $479, or 11%, to $3,922 for the year ended December 31, 2015, as compared to $4,401 for the year ended December 31, 2014.  The decrease was primarily comprised of a decrease of $135 related to our 10.50% Contingent Convertible Senior Notes due 2027 that were repurchased in May 2014 and a decrease of $354 related to reduced interest expense incurred on our junior subordinated notes due to changes in the effective rate used to determine discount amortization.  These notes have a variable rate and we adjust our amortization schedule annually, at the beginning of each year, based on the expected future LIBOR curve.  See note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased by $27, or 100% to $0 for the year ended December 31, 2015,  as compared to   $27 for the year ended December 31, 2014. Income or loss from equity method affiliates represents our share of the related entities’ earnings.

INCOME / (LOSS) FROM EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	Change
SAA Manager	$-	$14	$(14)
Star Asia Capital Management	-	13	(13)
Total	$-	$27	$(27)

As of December 31, 2015, we had no investments accounted for under the equity method.  See notes 5, 15, and 29 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) was $85 for the year ended December 31, 2015,  as compared to ($414) for the year ended December 31, 2014.  The tax expense recognized in 2015 was primarily the result of foreign tax expense.  The tax benefit realized in 2014 was comprised of a deferred tax benefit of $641 primarily from changes in the expected reversal patterns of our deferred tax liability as well as changes in the expiration timeframes of our carry forward assets; partially offset by current foreign tax expense of $227. See discussion of Pennsylvania income tax assessment and other information in note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the years ended December 31, 2015 and 2014 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated but not wholly owned by the Operating LLC.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2015

			Total
	Wholly owned	IFMI	Operating		Consolidated
	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(5,583)	$-	$(5,583)	$-	$(5,583)
Income tax expense / (benefit)	-	108	108	(23)	85
Net income / (loss) after tax	(5,583)	(108)	(5,691)	23	(5,668)
Majority owned subsidiary non-controlling interest	-	-	-
Net loss attributable to Operating LLC	(5,583)	(108)	(5,691)
Average effective Operating LLC non-controlling interest (1)%			27.92%
Operating LLC non-controlling interest			(1,589)
Majority owned subsidiary non-controlling interest			-
Total non-controlling interest			$(1,589)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2014

			Total
	Wholly owned	IFMI	Operating		Consolidated
	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(4,086)	$-	$(4,086)	$-	$(4,086)
Income tax expense / (benefit)	-	227	227	(641)	(414)
Net income / (loss) after tax	(4,086)	(227)	(4,313)	641	(3,672)
Majority owned subsidiary non-controlling interest	-	-	-
Net loss attributable to Operating LLC	(4,086)	(227)	(4,313)
Average effective Operating LLC non-controlling interest (1)%			25.20%
Operating LLC non-controlling interest			(1,087)
Majority owned subsidiary non-controlling interest			-
Total non-controlling interest			$(1,087)

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

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	Year ended December 31,		Favorable / (Unfavorable)
	2014	2013	$ Change	% Change
Revenues
Net trading	$28,056	$38,528	$(10,472)	(27)%
Asset management	14,496	19,239	(4,743)	(25)%
New issue and advisory	5,219	6,418	(1,199)	(19)%
Principal transactions and other income	7,979	(6,668)	14,647	220%
Total revenues	55,750	57,517	(1,767)	(3)%

Operating expenses
Compensation and benefits	29,764	47,167	17,403	37%
Business development, occupancy, equipment	3,896	5,817	1,921	33%
Subscriptions, clearing, and execution	8,516	10,822	2,306	21%
Professional fee and other operating	9,062	13,410	4,348	32%
Depreciation and amortization	1,103	1,405	302	21%
Impairment of goodwill	3,121	-	(3,121)	NM
Total operating expenses	55,462	78,621	23,159	29%

Operating income / (loss)	288	(21,104)	21,392	101%

Non-operating income / (expense)

Interest expense, net	(4,401)	(4,193)	(208)	(5)%
Other income / (expense)	-	(15)	15	100%
Income / (loss) from equity method affiliates	27	1,828	(1,801)	(99)%
Income / (loss) before income taxes	(4,086)	(23,484)	19,398	83%
Income taxes	(414)	(3,565)	(3,151)	(88)%
Net income / (loss)	(3,672)	(19,919)	16,247	82%
Less: Net income (loss) attributable to the non-controlling interest	(1,087)	(6,601)	(5,514)	(84)%
Net income / (loss) attributable to IFMI	$(2,585)	$(13,318)	$10,733	81%

Revenues

Revenues decreased by $1,767, or 3%, to $55,750 for the year ended December 31, 2014,  as compared to $57,517 for the year ended December 31, 2013. As discussed in more detail below, the change was comprised of (i) a decrease of $10,472 in net trading revenue; (ii)  a decrease of $4,743 in asset management revenue; (iii) a decrease of $1,199 in new issue and advisory revenue; and (iv) an increase of  $14,647 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $10,472, or 27%, to $28,056 for the year ended December 31, 2014, as compared to $38,528 for the year ended December 31, 2013.     The following table provides detail on net trading revenue by operation.

NET TRADING
(Dollars in Thousands)

	Year Ended December 31,
	2014	2013	Change
JVB	$27,642	$35,325	$(7,683)
CCFL	414	3,203	(2,789)
Total	$28,056	$38,528	$(10,472)

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

ASSET MANAGEMENT
(Dollars in Thousands)

	Year Ended December 31,
	2014	2013	Change
CDO and related service agreements	$10,999	$13,664	$(2,665)
Other	3,497	5,575	(2,078)
Total	$14,496	$19,239	$(4,743)

CDOs

Asset management revenue from Company-sponsored CDOs decreased by $2,665 to $10,999 for the year ended December 31, 2014, as compared to $13,664 for the year ended December 31, 2013. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	Year Ended December 31,
	2014	2013	Change
TruPS and insurance company debt - U.S.	$4,948	$6,553	$(1,605)
High grade and mezzanine ABS	243	1,281	(1,038)
TruPS and insurance company debt - Europe	2,521	2,555	(34)
Broadly syndicated loans - Europe	3,287	3,275	12
Total	$10,999	$13,664	$(2,665)

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

Asset management fees for high grade and mezzanine ABS declined primarily because the average AUM in the remaining deals in this asset class declined due to defaults of the underlying assets, repayments of the underlying assets, and the transfer of certain management contracts to a third party. As of December 31, 2014, we only managed one remaining contract.  We do not expect to earn material management fees in the future from this asset class.

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

Other

Other asset management revenue decreased by $2,078 to $3,497 for the year ended December 31, 2014 from $5,575 for the year ended December 31, 2013.  Other asset management revenue decreased by $2,204 due to the sale of Star Asia Manager as part of the Star Asia Group in February 2014.  The remaining increase of $126 was due to increased separate account asset management revenues including incentive fees earned.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $1,199, or 19%, to $5,219 for the year ended December 31, 2014, as compared to $6,418 for the year ended December 31, 2013.

During the first quarter of 2014, we stopped providing investment banking and advisory services to SPACs in our U.S. broker-dealer, JVB.  While certain of the former employees of JVB’s SPAC investment banking and advisory group went to work for another firm, we entered into an agreement (the “Tail Agreement”) whereby we allowed such former employees to continue work on certain in process engagements with their new firm.  As part of the Tail Agreement, we received a certain share of the revenue earned by the new firm related to these engagements.  In addition to revenue earned via the Tail Agreement, we may continue to earn new issue and advisory revenue in JVB primarily related to new issues of structured products and as part of our European operations conducted by CCFL.  Of the $5,219 of new issue revenue recognized in the year ended December 31, 2014, $1,889 represented revenue earned under the Tail Agreement.  We do not expect revenue from the Tail Agreement to be significant going forward.

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

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2014	2013	Change
EuroDekania	$1,801	$1,971	$(170)
Star Asia	-	(13,065)	13,065
Tiptree	235	(552)	787
Star Asia Special Situations Fund	-	152	(152)
Currency hedges	(167)	260	(427)
CLO Investments	(123)	-	(123)
Other principal investments	663	657	6
Gain on sale of Star Asia Group	78	-	78
Total principal transactions	2,487	(10,577)	13,064
Other income	5,492	3,909	1,583
Total	$7,979	$(6,668)	$14,647

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

Our currency hedges represent a Euro hedge and a Yen hedge.  The Euro hedge was put in place to hedge the change in value of our investment in EuroDekania, which made investments denominated in Euros.  The Yen hedge was put in place to hedge the change in value of our investment in Star Asia, which made investments denominated in Yen.  Subsequent to the sale of the Star Asia Group in February 2014, we no longer have a Yen hedge outstanding.  As December 31, 2014, the Company had outstanding foreign currency forward contracts with a notional amount of 3 million Euros. As December 31, 2013, the Company had outstanding foreign currency forward contracts with a notional amount of 1.25 billion Japanese Yen.

Beginning in the first quarter of 2014, we began investing our capital in investments (primarily in CLOs) that we do not manage.  As of December 31, 2014, we held investments in ten separate CLOs with a total fair value of $21,518.  The loss of $123 recognized during the year ended December 31, 2014 is comprised of realized losses of $78, unrealized loss of $1,622, partially offset by income of $1,577.

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

Other Income

Other income increased by $1,583 to $5,492 for the year ended December 31, 2014, as compared to $3,909 for the year ended December 31, 2013.  The major components of other income during 2014 were (i) $2,917 from contingent payments related to the sale of the Star Asia Group; (ii) $1,004 of revenue share payments related to Strategos generated from Cira SCMs sub-advisory agreement with Strategos which terminated during 2014; (iii) $752 of incentive payments earned related to the Alesco X – XVII securitizations (see CDO asset management fee revenue discussion above); (iv) $201 of revenue share earned related to FGC, generated pursuant to the purchase agreement connected with our sale of FGC, which revenue sharing arrangement was terminated during 2015; and (v) $617 of other income.  The major components of other income during 2013 were (i) $1,410 of revenue share payments related to Strategos; (ii) $1,084 of income recognized as a result of the extinguishment of a guarantee liability; (iii) 564 of incentive payments earned related to the Alesco X-XVII securitizations; (iv) $273 of revenue share earned related to FGC; and (v) $578 of other income.

Operating Expenses

Operating expenses decreased by $23,159, or 29%, to $55,462 for the year ended December 31, 2014 as compared to $78,621 for the year ended December 31, 2013. As discussed in more detail below, the change was comprised of (i) a decrease of $17,403 in compensation and benefits; (ii) a decrease of $1,921 in business development, occupancy, and equipment; (iii) a decrease of $2,306 in subscriptions, clearing, and execution; (iv) a decrease of $4,348 of Professional fee and other operating; (v) a decrease of $302 of depreciation and amortization; and (vi) and increase in impairment of goodwill of $3,121.

 Compensation and Benefits

Compensation and benefits decreased by $17,403, or 37%, to $29,764 for the year ended December 31, 2014, as compared to $47,167 for the year ended December 31, 2013.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Year Ended December 31,
	2014	2013	Change
Cash compensation and benefits	$28,445	$45,220	$(16,775)
Equity-based compensation	1,319	1,947	(628)
Total	$29,764	$47,167	$(17,403)

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

Equity-based compensation decreased by $628 to $1,319 for the year ended December 31, 2014, as compared to $1,947 for the year ended December 31, 2013.  This was primarily a result of certain share grants becoming fully vested on or about December 31, 2013, partially offset by the issuance of new grants during 2014.  See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses decreased by $4,348, or 32%, to $9,062 for the year ended December 31, 2014 as compared to $13,410 for the year ended December 31, 2013.  This is comprised of a decrease of $1,796 in professional fees and a decrease of $2,552 in other operating expenses.  The decrease in professional fees was primarily due to a decrease in consulting expense.  The decrease in other operating expense includes a decrease in bad debt expense of $1,340 related to an advisory fee receivable that was written off in the year ended December 31, 2013. In 2013, we wrote off a receivable of $900 that we deemed uncollectable.  Subsequent to that, the client agreed to a payment plan and we have been receiving periodic payments.  Because of the uncertainty of receiving these payments, we have been recognizing the payments as an offset to other operating expenses as received.  We received $90 of payments during the year ended December 31, 2013 resulting in a related net expense in 2013 of $810.  During the year ended December 31, 2014, we received $530 of payments.  The remaining reduction in other operating expenses was primarily due to reduced regulatory and other expenses as a result of the reduction in headcount related to the merger of CCPR and JVB.

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

Non-Operating Income and Expense

Interest Expense, net

Interest expense increased by $208, or 5%, to $4,401 for the year ended December 31, 2014, as compared to $4,193 for the year ended December 31, 2013.  The increase was comprised of (i) an increase of $493 on our junior subordinated notes due to changes in their variable rate and (ii) an increase of $568 related to the issuance of the 8.0% Convertible Notes, partially offset by (iii) a decrease of $659 relating to our New Notes due to the repurchase of New Notes, (iv) a decrease of $164 in other interest expense primarily related to interest related to a legal settlement accrual incurred in 2013, and (v) and other decreases of $30.  See note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Other Income (Expense), net

Other income (expense), net was $0 for the year ended December 31, 2014 as compared to ($15) for the year ended December 31, 2013.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased by $1,801, or 99% to $27 for the year ended December 31, 2014, as compared to $1,828 for the year ended December 31, 2013. Income or loss from equity method affiliates represents our share of the related entities’ earnings.

INCOME / (LOSS) FROM EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Year Ended December 31,
	2014	2013	Change
Star Asia Manager	$-	$157	$(157)
Deep Value GP II	-	(13)	13
SAA Manager	14	255	(241)
Star Asia Capital Management	13	146	(133)
Star Asia Opportunity	-	(5)	5
Star Asia SPV	-	1,287	(1,287)
Other	-	1	(1)
Total	$27	$1,828	$(1,801)

As of December 31, 2014, we had no investments accounted for under the equity method.  See notes 5, 15, and 29 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income Tax Expense / (Benefit)

Income tax expense / (benefit) was ($414) for the year ended December 31, 2014 as compared to income tax expense / (benefit) of ($3,565) for the year ended December 31, 2013.   The tax benefit realized in 2014 was comprised of (i) a deferred tax benefit of $641 primarily from changes in the expected reversal patterns of our deferred tax liability as well as changes in the expiration timeframes of our carry forward assets and (ii) current tax expense of $227 from taxes incurred in France and Spain. The tax benefit realized in 2013 was comprised of (i) a deferred tax benefit of $2,074 primarily from changes in the expected reversal patterns of our deferred tax liability as well as changes in the expiration timeframes of our carry forward assets; (ii) a tax benefit of $1,402 representing the recognition of a previously unrecognized tax benefit that became effectively settled during the period; and (iii) other miscellaneous net tax benefit of $89. See discussion of Pennsylvania income tax assessment and other information in note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

See Liquidity and Capital Resources – Debt Financing and Liquidity and Capital Resources – Contractual Obligations below.

During the third quarter of 2010, our board of directors initiated a dividend of $0.05 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, our board of directors declared a dividend of $0.02 per quarter, which was paid regularly through the fourth quarter of 2015. Our board of directors has the power to decide to increase, reduce, or eliminate dividends in the future and such decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing our indebtedness. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon the payment of dividends to our stockholders.

On March 8, 2016, our board of directors declared a cash dividend of $0.02 per share, which will be paid on our Common Stock on April 6, 2016 to stockholders of record on March 23, 2016. A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to our stockholders.

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

Cash Flows

We have four primary uses for capital:

(1) To fund the operations of our Capital Markets business segment. Our Capital Markets business segment utilizes capital (i) to fund securities inventory to facilitate client trading activities; (ii) for risk trading on the firm’s own account; (iii) to fund our collateralized securities lending activities (iv) for temporary capital needs associated with underwriting activities; (v) to fund business expansion into existing or new product lines including additional capital dedicated to our TBA and other forward agency MBS and mortgage trading business line; and (vi) to fund any operating losses incurred.

(2) To fund investments. We make principal investments to generate attractive returns.  We may need to raise additional debt or equity financing in order to ensure we have the capital necessary to take advantage of attractive investment opportunities.

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

(4) To fund potential dividends and distributions. During the third quarter of 2010 and for each subsequent quarter through December 31, 2015, we have declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of December 31, 2015 and December 31, 2014, we maintained cash and cash equivalents of $14,115 and $12,253, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flow from operating activities	$(4,152)	$4,114	(8,231)
Cash flow from investing activities	11,871	464	2,941
Cash flow from financing activities	(5,620)	(5,289)	4,032
Effect of exchange rate on cash	(237)	(197)	(81)
Net cash flow	1,862	(908)	(1,339)
Cash and cash equivalents, beginning	12,253	13,161	14,500
Cash and cash equivalents, ending	$14,115	$12,253	13,161

 See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

2015 Cash Flows

As of December 31, 2015, our cash and cash equivalents were $14,115, representing an increase of $1,862 from December 31, 2014. The increase was attributable to the cash used by operating activities of $4,152, the cash provided by investing activities of $11,871, the cash used in financing activities of $5,620, and the decrease in cash caused by a change in exchange rates of $237.

The cash used by operating activities of $4,152 was comprised of (a) net cash outflows of $1,241 related to working capital fluctuations; (b) net cash outflows of  $8,238 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) net cash inflows from other earnings items of $5,327 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity based compensation, depreciation, and amortization).

The cash provided by investing activities of $11,871 was comprised of (a) $12,031 in sales and returns of principal in other investments, at fair value; partially offset by (b) $11 of purchases of other investments, at fair value and $149 of purchase of furniture, equipment, and leasehold improvements.

The cash used in financing activities of $5,620 was comprised of (a) $4,000 in repurchases of our Common Stock in connection with the Termination Agreement (see note 4 to our Annual Report on Form 10-K), (b) $1,193 of dividends to stockholders of IFMI, and (c) $427 of distributions to non-controlling interests of the Operating LLC.

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

The cash provided by investing activities of $464 was comprised of (a) $19,924 of cash proceeds from the sale of the Star Asia Group in February 2014; (b) $5,947 of proceeds from sales and returns of principal from other investments, at fair value; (c) $67 in distributions received from equity method affiliates (see note 15 to our consolidated financial statements in this Annual Report on Form 10-K); net of (d) $25,290 of cash used to acquire other investments, at fair value; and (e) $184 used to purchase furniture, equipment, and leasehold improvements.

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

The cash provided by investing activities of $2,941 was comprised of (a) $679 of cash acquired due to the acquisition of Star Asia Manager; (b) $2,082 of proceeds from sales and returns of principal from other investments, at fair value; (c) $3,094 in distributions received from equity method affiliates (see note 15 to our consolidated financial statements in this Annual Report on Form 10-K); net of (d) $2,035 of cash used to acquire other investments, at fair value, which was comprised of $302 of additional investment in the Star Asia Special Situations Fund, $762 invested in a Yen currency hedge, and $971 used to purchase shares of EuroDekania; (e) $30 of investment in equity method affiliates; and (f) $849 used to purchase furniture, equipment, and leasehold improvements.

The cash provided in financing activities of $4,032 was comprised of (a) $8,248 in proceeds for the issuance of convertible debt (see notes 4 and 17 to our consolidated financial statements included in this Annual Report on Form 10-K); (b) $5,051 in net proceeds from the private placement of equity (see note 4 to our consolidated financial statements included in this Annual Report on Form 10-K); net of (c) $6,072 for the repurchase and repayment of debt, which includes $5,000 of repurchases of 10.5% Convertible Notes, $725 related to the Star Asia Manager note payable, and $347 related to our subordinated notes payable; (d) $670 in payment of deferred financing costs in connection with the new convertible debt issued; (e) $153 used for the payment of employee tax obligations related to restricted stock vesting; (f) $789 of net redemptions for the redeemable non-controlling interests related to

PrinceRidge; (g) $86 of repayments of mandatorily redeemable equity interests related to PrinceRidge; (h) $431 of distributions to non-controlling interests related to the Operating LLC; and (i) $1,066 in dividends to stockholders of IFMI.

Regulatory Capital Requirements

As of December 31, 2015,  two of our subsidiaries were licensed securities dealers in the United States or the United Kingdom. As broker-dealers, our subsidiary, JVB, is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at December 31, 2015 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)
United States	$250
United Kingdom	1,310
Total	$1,560

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at December 31, 2015, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $30,347. See note 23 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Receivables under resale agreements
Period end	$128,011	$101,675	$29,395
Monthly average	134,533	64,490	83,931
Maximum month end	172,746	101,675	101,444
Securities sold under agreements to repurchase
Period end	$127,913	$101,856	$28,748
Monthly average	134,564	64,740	84,402
Maximum month end	172,717	101,856	103,806

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

Debt Financing

As of December 31, 2015, we had the following sources of debt financing other than securities financing arrangements: (1) contingent convertible senior notes, comprised of the 8.0% Convertible Notes,  and (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I.

See note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our outstanding debt.

The following table summarizes our long-term indebtedness and other financing outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		December 31, 2015	December 31, 2014	Interest Rate Terms	Interest (3)	Maturity
Contingent convertible debt:
8.00% contingent convertible senior notes (the "8.0% Convertible Notes")	$8,248		$8,248	$8,248	Fixed	8.00%	September 2018 (1)
	8,248		8,248	8,248
Junior subordinated notes:
Alesco Capital Trust I	28,125	(2)	12,084	11,499	Variable	4.61%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	8,613	8,192	Variable	4.76%	March 2035
	$48,125		20,697	19,691
Total			$28,945	$27,939

(1)

The holders of the 8.0% Convertible Notes may convert all or any part of the outstanding principal amount of the 8.0% Convertible Notes at any time prior to maturity into shares of our Common Stock at a conversion price of $3.00 per share, subject to customary anti-dilution adjustments.

(2)

The junior subordinated notes listed represent debt we owe to the two trusts noted above.  The total par amount owed by us to the trusts is $49,614.  However, we own the common stock of the trusts in a total par amount of $1,489.  We pay interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding.  However, we receive back from the trusts the pro rata share of interest and principal on the common stock we hold of $1,489.  Accordingly, we show the net par value not held by us of $48,125 in the table above.  These trusts are variable interest entities (“VIEs”) and we do not consolidate them even though we hold the common stock.  We carry the common stock on our balance sheet at a value of $0.

(3)Represents the interest rate as of the last day of the reporting period.

Off-Balance Sheet Arrangements

Other than as described in note 10 (derivative financial instruments) and note 16 (variable interest entities) to our consolidated financial statements included in this Annual Report on Form 10-K, there were no material off balance sheet arrangements as of December 31, 2015.

Contractual Obligations

The table below summarizes our significant contractual obligations as of December 31, 2015 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Also, we have assumed that the 8.0% Convertible Notes are not converted prior to maturity.  Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements.

CONTRACTUAL OBLIGATIONS
December 31, 2015
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$3,848	$1,567	$1,403	$806	$72
Maturity of 8.0% Convertible Notes (1)	8,248	-	8,248	-	-
Interest on 8.0% Convertible Notes (1)	1,828	669	1,159	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	46,553	2,250	4,500	4,500	35,303
	$108,602	$4,486	$15,310	$5,306	$83,500

(1)Assumes the 8.0% Convertible Notes are not converted prior to maturity.

(2)The interest on the junior subordinated notes is variable. The interest rate in effect as of December 31, 2015 was used to compute the contractual interest payment in each period noted.

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

Unrealized and realized gains and losses on securities classified as investments-trading in the consolidated balance sheets and are recorded as a component of net trading revenue in the consolidated statements of operations. Unrealized and realized gains and losses on securities classified as other investments, at fair value, in the consolidated balance sheets are recorded as a component of principal transactions and other income in the consolidated statements of operations.

In addition, we may hold, from time to time, trading securities sold, not yet purchased in the consolidated balance sheets that represent our obligations to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. Unrealized and realized gains and losses on trading securities sold, not yet purchased are recorded as a component of net trading revenue in the consolidated statements of operations.

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

We may, from time to time, enter into derivatives to manage our risk exposures (i) arising from fluctuations in foreign currency rates with respect to the our investments in foreign currency denominated investments; (ii) arising from our investments in interest sensitive investments; and (iii) arising from our facilitation of mortgage-backed trading. Derivatives entered into by us, from time to time, may include (i) foreign currency forward contracts; (ii) purchase and sale agreements of TBAs and other forward agency MBS contracts; and (iii) other extended settlement trades.

 TBAs are forward contracts to purchase or sell mortgage-backed securities whose collateral remain “to be announced” until just prior to the trade settlement. In addition to TBAs, we sometimes enter into forward purchases or sales of agency mortgage-backed securities where the underlying collateral has been identified.  These transactions are referred to as other forward agency MBS contracts.   TBAs and other forward agency MBS contracts are accounted for as derivatives by us.

In addition to TBAs and other forward agency MBS contracts as part of our broker-dealer operations, we may from time to time enter into other securities or loan trades that do not settle within the normal securities settlement period. In those cases, the purchase or sale of the security or loan is not recorded until the settlement date.   However, from the trade date until the settlement date, our interest in the security is accounted for as a derivative as either a forward purchase commitment or forward sale commitment.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

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

Revenue Recognition

Net trading: Net trading includes: (i) all gains, losses, and income (interest and dividends) from securities classified as investments-trading and trading securities sold, not yet purchased; (ii) interest income and expense from collateralized securities transactions; and (iii) commissions and riskless trading profits. Riskless principal trades are transacted through our proprietary account with a customer order in hand, resulting in little or no market risk to us. Transactions are recognized on a trade date basis. The investments classified as trading are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services, or, when independent broker quotations or market price quotations from third party pricing services are unavailable, valuation models prepared by our management. The models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Net trading is reduced by interest expense, which is directly incurred to purchase income generating assets related to trading activities. Such interest expense is recorded on an accrual basis.

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

New issue and advisory: New issue and advisory revenue includes: (i) new issue revenue associated with originating, arranging, or placing newly created financial instruments; and (ii) revenue from advisory services. New issue and advisory revenue is recognized when all services have been provided and payment is earned.

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

We classify the VIEs we are involved with into two groups: (i) VIEs managed by us and (ii) VIEs managed by third parties. In the case of the VIEs that we have been involved with, we have generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance. This is not a blanket conclusion as it is possible for an entity other than a manager to have the power to direct such matters. However, for all the VIEs we were involved with as of December 31, 2015, we have drawn this conclusion.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces existing revenue recognition guidance in Topic 605, Revenue Recognition, replaces certain other industry-specific revenue recognition guidance, specifies the accounting for certain costs to obtain or fulfill a contract with a customer, and provides recognition and measurement guidance in relation to sales of non-financial assets. The core principle of this ASU is to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU provides guidance on how to achieve this core principle, including how to identify contracts with customers and separate performance obligations in the contract, how to determine and allocate the transaction price to such performance obligations and how to recognize revenue when a performance obligation has been satisfied.  The ASU is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2016 with early adoption prohibited.  We will be required to apply the amendments in this ASU using one of the following two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the ASU or (ii) retrospective with the cumulative effect of initially applying the ASU recognized at the date of the initial application and providing certain additional disclosures as defined in the ASU.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.   Earlier application is permitted only as of the annual reporting periods beginning after December 15, 2016, including interim reporting. We will adopt the provisions of this ASU effective January 1, 2018 and are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, which makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance.  The revised consolidation guidance, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party  relationships.  We will adopt the provisions of this ASU effective January 1, 2016 and are currently evaluating the new guidance to determine the impact it may have to our consolidated financial statements.

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

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements, which covers a wide range of topics in the codification.  This ASU clarifies the codification, corrects unintended application of guidance, or makes minor improvements to the codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  The transition guidance varies based on the amendments in this ASU.  The amendments in this ASU that require transition guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted, including adoption in an interim period.  All other amendments are effective upon the issuance of this ASU.  We do not expect that the adoption of this ASU will have a material impact on its consolidated financial statements and disclosures.

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

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments-Overall (Subtopic 825-10).  The revised guidance makes the following changes: (i) requires equity investments with readily determinable fair value (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) allows an entity to choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (iii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and when a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (iv) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (v) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (vi) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (vii) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (viii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements and; (ix) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For non-public entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  We are currently evaluating the impact of these amendments on the presentation in its consolidated financial statements.

ITEM  7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
All amounts in this section are in thousands unless otherwise noted.

Market Risk

Market risk is the risk of economic loss arising from the adverse impact of market changes to the market value of our trading and investment positions. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of our market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments. For purposes of analyzing the components of market risk, we have broken out our investment portfolio into three broad categories, plus debt as described below.

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

Floating rate securities are not in themselves particularly sensitive to interest rate risk. Because they generally accrue income at a variable rate, the movement in interest rates typically does not impact their fair value. Fluctuations in their current income due to variations in interest rates are generally not material to us. Floating rate fixed income securities are subject to other market risks such as: default risk of the underlying issuer, changes in issuer’s credit spreads, prepayment rates, investor demand, and supply of securities within a particular asset class or industry class of the ultimate obligor. The sensitivity to any individual market risk can be difficult to quantify.

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of December 31, 2015, we would have incurred a loss of $4,922 if the yield curve rises 100 bps across all maturities and a gain of $4,931 if the yield curve fell 100 bps across all maturities. As of December 31, 2014, we would have incurred a loss of $3,424 if the yield curve rose 100 bps across all maturities and a gain of $3,415 if the yield curve fell 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. We have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies.  The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates.  Based on this analysis, as of December 31, 2015, our equity price sensitivity was $290 and our foreign exchange currency sensitivity was $14.  As of December 31, 2014, our equity price sensitivity was $622 and our foreign exchange currency sensitivity was $6.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of December 31, 2015, a 100 bps change in the three month LIBOR would have resulted in a change in our annual cash to be paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would have resulted in an increase in the fair value of the debt in the amount of $2,733 as of December 31, 2015.

Counterparty Risk and Settlement Risk

We are subject to counterparty risk primarily in two areas: our collateralized securities transactions described in note 11 to our consolidated financial statements included in this Annual Report on Form 10-K, and our TBA and other forward agency MBS activities described in note 10 to our consolidated financial statements included in Item 1 in this Annual Report on Form 10-K. With respect to the matched book repo financing activities, our risk is that the counterparty does not fulfill its obligation to repurchase the underlying security when it is due. In this case, we would typically liquidate the underlying security, which may result in a loss if the security has declined in value in relation to the balance due from the counterparty under the reverse repurchase agreement.

With respect to our TBA and other forward agency MBS activities, our risk is that the counterparty does not settle the TBA trade on the scheduled settlement date. In this case, we would have to execute the trade, which may result in a loss based on market movement in the value of the underlying trade between its initial trade date and its settlement date (which in the case of TBAs can be as long as 90 days). If we were to incur a loss under either of these activities, we have recourse to the counterparty pursuant to the underlying agreements.

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

How we manage these risks

Market Risk

We seek to manage our market risk by utilizing our underwriting and credit analysis processes that are performed in advance of acquiring any investment. In addition, we continually monitor our investments-trading and our trading securities sold, not yet purchased on a daily basis and our other investments on a monthly basis. We perform an in-depth monthly analysis on all our investments and our risk committee meets on a monthly basis to review specific issues within our portfolio and to make recommendations for dealing with these issues. In addition, our broker-dealer has an assigned chief risk officer that reviews the firm’s positions and trading activities on a daily basis.

Counterparty Risk

We seek to manage our counterparty risk primarily through two processes. First, we perform a credit assessment of each counterparty to ensure the counterparty has sufficient equity, liquidity, and profitability to support the level of trading or lending we plan to do with them. Second, we may require counterparties to post cash or other liquid collateral (“margin”) to support changes in the market value of the underlying securities or trades on an ongoing basis.

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

In the case of TBA and other forward agency MBS activities, we sometimes require counterparties to post margin with us in the case of the market value of the underlying TBA trade declining. If the counterparty fails to post margin, we will close out the underlying trade. In the case of TBA and other forward agency MBS activities, we will sometimes obtain initial margin or a cash deposit from the counterparty which serves a purpose similar to the haircut as an additional buffer against losses. However, some of our TBA and other forward agency MBS activities are done without initial margin or cash deposits.

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

ITEM  9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2015. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at December 31, 2015.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as described in the revised (2013) version in Internal Control-Integrated Framework. Based on this assessment, management believed that, as of December 31, 2015, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s auditors pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.OTHER INFORMATION.

None.

PART III

Item  10.Directors, Executive Officers, and Corporate Governance.

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

The information required by Item 10 is included in the sections entitled “Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board of Directors Information” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  11.Executive Compensation.

The information required by Item 11 is included in the sections entitled “Executive Compensation” and “Compensation of Directors” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 with respect to the “Share Ownership of Certain Beneficial Owners and Management” is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan Information

The Company’s 2006 Long-Term Incentive Plan was approved by our stockholders at the special meeting held on October 6, 2006. The 2006 Long-Term Incentive Plan was amended on April 26, 2007 and June 18, 2008.

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

The following table provides information regarding the 2006 Long-Term Incentive Plan and the 2010 Long-Term Incentive Plan as of December 31, 2015.

	(a)	(b)	(c)
	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,526,189	$4.44	906,154
Equity compensation plans not approved by security holders	-	-	-

(1)

See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the 2006 Long-Term Incentive Plan, the 2009 Equity Award Plan and the Equity Plan Funding Agreement, and the 2010 Long-Term Incentive Plan.

The remainder of the information required by Item 12 is included in the Section entitled “Share Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  13.Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board of Directors Information — Director Independence” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  14.Principal Accounting Fees and Services.

The information required by Item 14 is included in the sections entitled “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.10	By-laws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2005).

3.11	Articles Supplementary — Series D Voting Non-Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2012).

3.12	Articles Supplementary — Series E Voting Non-Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

4.1	Form of 10.50% Contingent Convertible Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2011).

4.2

Junior Subordinated Indenture, dated as of March 15, 2005, by and between Sunset Financial Resources, Inc. (now Institutional Financial Markets, Inc.) and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2005).

4.3

Junior Subordinated Indenture, dated as of June 25, 2007, by and between Alesco Financial Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2007).

4.4	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

4.5

Registration Rights Agreement, dated as of May 9, 2013, by and among Institutional Financial Markets, Inc., Cohen Bros. Financial, LLC and Mead Park Capital Partners LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

4.6	Form of Indenture (incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-3 (Registration No. 333-193975) filed with the SEC on February 14, 2014).

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

10.10

Amended and Restated Limited Liability Company Agreement of Cohen Brothers, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

10.11

Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of IFMI, LLC, dated as of June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011).

10.12

Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of IFMI, LLC, dated as of May 9, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

10.13

Amended and Restated Employment Agreement, dated as of May 9, 2013, by and among IFMI, LLC, Institutional Financial Markets, Inc., Daniel G. Cohen, C&Co/PrinceRidge Holdings LP and C&Co/PrinceRidge Partners LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).+

10.14	2010 Executive Officers’ Cash Bonus Plan (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

10.15	Form of Award For 2010 Executive Officers’ Cash Bonus Plan (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

10.16

Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.) 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2010). +

10.17

Amendment No. 1 to Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.) 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 26, 2011). +

10.18

Institutional Financial Markets, Inc. Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2012). +

10.19

Second Amended and Restated Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2013). +

10.20

Form of Restricted Stock Award under Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.) 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011). +

10.21

Master Transaction Agreement, dated as of July 29, 2010, by and among Cohen & Company Inc., Cohen & Company Financial Management, LLC and ATP Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010). †

10.22

Fourth Amended and Restated Limited Liability Company Agreement of PrinceRidge Partners LLC, dated as of May 31, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.23

Fourth Amended and Restated Limited Partnership Agreement of PrinceRidge Holdings LP, dated as of May 31, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.24

Securities Purchase Agreement, dated as of May 9, 2013, by and between Institutional Financial Markets, Inc. and Cohen Bros. Financial, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

10.25

Preferred Stock Exchange Agreement, dated as of May 9, 2013, by and among Institutional Financial Markets, Inc., Cohen Bros. Financial, LLC and Daniel G. Cohen (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

10.26

Employment Agreement, dated as of June 3, 2013, by and among Institutional Financial Markets, Inc., IFMI, LLC and Lester R. Brafman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2013).+

10.27

Second Amended and Restated Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan Non-Qualified Stock Option Award, dated as of November 30, 2013, by and between Institutional Financial Markets, Inc. and Lester R. Brafman (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2014).

10.28

Second Amended and Restated Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan Non-Qualified Stock Option Award, dated as of November 30, 2013, by and between Institutional Financial Markets, Inc. and Lester R. Brafman (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2014).

10.29

Share Purchase Agreement, dated as of August 19, 2014, by and between IFMI, LLC and C&Co Europe Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2014).

10.30

Guaranty Agreement, dated as of August 19, 2014, is by Daniel G. Cohen in favor of IFMI, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2014).

10.32	Letter Agreement, date as of March 26, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2015).

10.33	Letter Agreement, dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2015).

10.34	Termination and Release Agreement, dated October 16, 2015, by and among Mead Park Capital Partners
LLC, Christopher Ricciardi, Stephanie Ricciardi, the Ricciardi Family Foundation and Institutional Financial
Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2015).

11.1	Statement Regarding Computation of Per Share Earnings. **

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).
21.1	List of Subsidiaries. *

23.1	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm, regarding the financial statements of Institutional Financial Markets, Inc. *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income / (Loss) for the Year Ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statement of Changes in Equity for the Year Ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for Year Ended December 31, 2015, 2014 and 2013; and (v) Notes to Consolidated Financial Statements. *

*Filed herewith.

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

†Confidential treatment has been requested for portions of this document. An unredacted version of this exhibit has been filed separately with SEC.

(c) The financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules listed under Item 15.1(a) are included under Item 8 and are presented beginning on page F-1 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, or is not present in amount sufficient to require submission of the schedule, and therefore have been omitted.

INSTITUTIONAL FINANCIAL MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 9, 2016

INSTITUTIONAL FINANCIAL MARKETS, INC.

By:	/S/ LESTER R. BRAFMAN
Lester R. Brafman Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ DANIEL G. COHEN	Vice Chairman	March 9, 2016
Daniel G. Cohen

/S/ THOMAS P. COSTELLO	Director	March 9, 2016
Thomas P. Costello

/S/ G. STEVEN DAWSON	Director	March 9, 2016
G. Steven Dawson

/S/ JACK J. DIMAIO, JR.	Chairman	March 9, 2016
Jack J. DiMaio, Jr.

/S/ JACK HARABURDA	Director	March 9, 2016
Jack Haraburda

/S/ DIANA L. LIBERTO	Director	March 9, 2016
Diana L. Liberto

/S/ DOUGLAS LISTMAN	Chief Accounting Officer and Assistant Treasurer	March 9, 2016
Douglas Listman	(Principal Accounting Officer)

/S/ JAMES J. MCENTEE, III	Director	March 9, 2016
James J. McEntee, III

/S/ JOSEPH W. POOLER, JR.	Executive Vice President, Chief Financial Officer and Treasurer	March 9, 2016
Joseph W. Pooler, Jr.	(Principal Financial Officer)

/S/ NEIL SUBIN	Director	March 9, 2016
Neil Subin

THIS PAGE INTENTIONALLY LEFT BLANK

INSTITUTIONAL FINANCIAL MARKETS, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Audit Committee of Institutional Financial Markets, Inc.

We have audited the accompanying consolidated balance sheets of Institutional Financial Markets, Inc., (a Maryland corporation) and subsidiaries (the “Company”), as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income / (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Institutional Financial Markets, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 9, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$14,115	$12,253
Receivables from brokers, dealers, and clearing agencies	39,812	48,067
Due from related parties	77	552
Other receivables	4,079	9,398
Investments-trading	94,741	126,748
Other investments, at fair value	14,880	28,399
Receivables under resale agreements	128,011	101,675
Goodwill	7,992	7,992
Other assets	5,118	7,434
Total assets	$308,825	$342,518

Liabilities

Payables to brokers, dealers, and clearing agencies	$55,779	$94,444
Due to related parties	50	-
Accounts payable and other liabilities	3,362	5,103
Accrued compensation	3,612	4,054
Trading securities sold, not yet purchased	39,184	48,740
Securities sold under agreement to repurchase	127,913	101,856
Deferred income taxes	3,804	3,888
Debt	28,945	27,939
Total liabilities	262,649	286,024

Commitments and contingencies (See Note 26)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 13,350,553 and 15,017,219 shares issued and outstanding, respectively, including 314,434 and 158,438 unvested restricted share awards, respectively	13	15
Additional paid-in capital	71,570	74,604
Accumulated other comprehensive loss	(939)	(772)
Accumulated deficit	(30,889)	(25,617)
Total stockholders' equity	39,760	48,235
Non-controlling interest	6,416	8,259

Total equity	46,176	56,494
Total liabilities and equity	$308,825	$342,518

                                              See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

	Year Ended December 31,
	2015	2014	2013
Revenues
Net trading	$31,026	$28,056	$38,528
Asset management	9,682	14,496	19,239
New issue and advisory	5,370	5,219	6,418
Principal transactions and other income	78	7,979	(6,668)
Total revenues	46,156	55,750	57,517

Operating expenses
Compensation and benefits	28,028	29,764	47,167
Business development, occupancy, equipment	3,388	3,896	5,817
Subscriptions, clearing, and execution	7,164	8,516	10,822
Professional fee and other operating	8,504	9,062	13,410
Depreciation and amortization	733	1,103	1,405
Impairment of goodwill	-	3,121	-
Total operating expenses	47,817	55,462	78,621

Operating income / (loss)	(1,661)	288	(21,104)

Non-operating income / (expense)

Interest expense, net	(3,922)	(4,401)	(4,193)
Other income / (expense)	-	-	(15)
Income / (loss) from equity method affiliates	-	27	1,828
Income / (loss) before income tax expense / (benefit)	(5,583)	(4,086)	(23,484)
Income tax expense / (benefit)	85	(414)	(3,565)
Net income / (loss)	(5,668)	(3,672)	(19,919)
Less: Net income / (loss) attributable to the non-controlling interest	(1,589)	(1,087)	(6,601)
Net income / (loss) attributable to IFMI	$(4,079)	$(2,585)	$(13,318)

Income / (loss) per share data (see Note 24):
Income / (loss) per common share-basic:
Basic Income / (loss) per common share	$(0.28)	$(0.17)	$(1.08)
Weighted average shares outstanding-basic	14,790,828	14,998,620	12,340,468
Diluted Income / (loss) per common share	$(0.28)	$(0.17)	$(1.08)
Weighted average shares outstanding-diluted	20,114,918	20,322,750	17,664,558

Dividends declared per common share	$0.08	$0.08	$0.08

Comprehensive income / (loss):
Net income / (loss) (from above)	$(5,668)	$(3,672)	$(19,919)
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	(219)	(168)	(30)
Other comprehensive income / (loss), net of tax of $0	(219)	(168)	(30)
Comprehensive income / (loss)	(5,887)	(3,840)	(19,949)
Less: comprehensive income / (loss) attributable to the non-controlling interest	(1,647)	(1,129)	(6,617)
Comprehensive income / (loss) attributable to IFMI	$(4,240)	$(2,711)	$(13,332)

                                          See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

	Preferred Stock $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total Stockholders' Equity	Non-controlling Interest	Total Permanent Equity	Temporary Equity
Balance at December 31, 2012	$5	$11	$64,829	$(7,370)	$(495)	$-	$56,980	$18,808	$75,788	$829
Net income (loss)	-	-	-	(13,318)	-	-	(13,318)	(6,592)	(19,910)	(9)
Other comprehensive income/ (loss)	-	-	-	-	(14)	-	(14)	(16)	(30)	-
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	2,764	-	(127)	-	2,637	(2,637)	-	-
Private placement shares issued, net		2	5,049	-	-	-	5,051	-	5,051	-
Equity based compensation	-	1	1,334	-	-	-	1,335	599	1,934	(31)
Shares withheld for employee taxes	-	-	(110)	-	-	-	(110)	(43)	(153)	-
Purchase of non-controlling interest, net	-	-	-	-	-	-	-	-	-	(789)
Dividends/Distributions	-	-	-	(1,066)	-	-	(1,066)	(431)	(1,497)	-
Balance at December 31, 2013	$5	$14	$73,866	$(21,754)	$(636)	$-	$51,495	$9,688	$61,183	$-
Net income (loss)	-	-	-	(2,585)	-	-	(2,585)	(1,087)	(3,672)	-
Other comprehensive income/ (loss)	-	-	-	-	(126)	-	(126)	(42)	(168)	-
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	215	-	(10)	-	205	(205)	-	-
Equity based compensation	-	1	971	-	-	-	972	347	1,319	-
Shares withheld for employee taxes	-	-	(64)	-	-	-	(64)	(23)	(87)	-
Purchase and retirement of common stock	-	-	(384)	-	-	-	(384)	-	(384)
Dividends/Distributions	-	-	-	(1,278)	-	-	(1,278)	(419)	(1,697)	-
Balance at December 31, 2014	$5	$15	$74,604	$(25,617)	$(772)	$-	$48,235	$8,259	$56,494	$-
Net loss	-	-	-	(4,079)	-	-	(4,079)	(1,589)	(5,668)	-
Other comprehensive income/ (loss)	-	-	-	-	(161)	-	(161)	(58)	(219)	-
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	90	-	(6)	-	84	(84)	-	-
Equity based compensation	-	-	874	-	-	-	874	315	1,189	-
Purchase and retirement of common stock	-	(2)	(3,998)	-	-	-	(4,000)	-	(4,000)	-
Dividends/Distributions	-	-	-	(1,193)	-	-	(1,193)	(427)	(1,620)	-
Balance at December 31, 2015	$5	$13	$71,570	$(30,889)	$(939)	$-	$39,760	$6,416	$46,176	$-

See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income (loss)	$(5,668)	$(3,672)	$(19,919)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Other (income) / expense	-	-	15
Equity-based compensation	1,189	1,319	1,902
Accretion of income on other investments, at fair value	(2,333)	(1,577)	-
Realized loss / (gain) on other investments	4,231	144	(978)
Change in unrealized (gain) loss on other investments, at fair value	(399)	(675)	12,377
Depreciation and amortization	733	1,103	1,405
Impairment of goodwill/intangible asset	-	3,121	-
Amortization of discount on debt	1,006	1,386	906
(Income) / loss from equity method affiliates	-	(27)	(1,828)
Deferred tax provision / (benefit)	(84)	(642)	(2,073)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	5,319	(1,636)	1,653
(Increase) decrease in investments-trading	32,007	(9,130)	58,521
(Increase) decrease in other assets	1,732	(155)	(596)
(Increase) decrease in receivables under resale agreement	(26,336)	(72,280)	40,715
Change in receivables from / payables to related parties, net	525	(47)	(195)
Increase (decrease) in accrued compensation	(442)	(170)	(4,007)
Increase (decrease) in accounts payable and other liabilities	(1,723)	(2,804)	(4,860)
Increase (decrease) in trading securities sold, not yet purchased, net	(9,556)	(764)	5,337
Change in receivables from/ payables to brokers, dealers, and clearing agencies, net	(30,410)	17,512	(55,081)
Increase (decrease) in securities sold under agreement to repurchase	26,057	73,108	(41,525)
Net cash provided by (used in) operating activities	(4,152)	4,114	(8,231)
Investing activities
Cash acquired from acquisition of Star Asia Manager, net	-	-	679
Proceeds from sale of Star Asia and related entities, net	-	19,924	-
Purchase of other investments, at fair value	(11)	(25,290)	(2,035)
Sales and returns of principal of other investments, at fair value	12,031	5,947	2,082
Investment in equity method affiliates	-	-	(30)
Return from equity method affiliates	-	67	3,094
Purchase of furniture, equipment, and leasehold improvements	(149)	(184)	(849)
Net cash provided by (used in) investing activities	11,871	464	2,941
Financing activities
Proceeds from issuance of convertible debt	-	-	8,248
Repayment and repurchase of debt	-	(3,121)	(6,072)
Payments for deferred issuance and financing costs	-	-	(670)
Proceeds from private placement, net of offering costs of $447	-	-	5,051
Cash used to net share settle equity awards	-	(87)	(153)
Purchase of common stock	(4,000)	(384)	-
PrinceRidge non-controlling interest redemptions, net	-	-	(789)
PrinceRidge mandatorily redeemable equity interest repayments	-	-	(86)
IFMI non-controlling interest distributions and redemptions	(427)	(419)	(431)
IFMI dividends	(1,193)	(1,278)	(1,066)
Net cash provided by (used in) financing activities	(5,620)	(5,289)	4,032
Effect of exchange rate on cash	(237)	(197)	(81)
Net increase (decrease) in cash and cash equivalents	1,862	(908)	(1,339)
Cash and cash equivalents, beginning of period	12,253	13,161	14,500
Cash and cash equivalents, end of period	$14,115	$12,253	$13,161

See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Notes to Consolidated Financial Statements

December 31, 2015

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

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). Effective January 1, 2010, the Company ceased to qualify as a real estate investment trust, or a REIT. The Company trades on the NYSE MKT LLC (formerly known as the NYSE Amex LLC) under the ticker symbol “IFMI.” The Company is a financial services company specializing in fixed income markets. As of December 31, 2015, the Company had $3.91 billion in assets under management (“AUM”) of which 95.8%,  or $3.75 billion, was in collateralized debt obligations (“CDOs”).

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

Capital Markets:  The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, and financing, as well as new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, ABS, MBS, CMBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs and other forward agency MBS contracts, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. The Company also offers execution and brokerage services for equity products. The Company carries out its capital market activities primarily through its subsidiaries: JVB in the United States and CCFL in Europe. See note 5 regarding the potential sale of European operations.

Principal Investing:  The Company’s Principal Investing business segment is comprised of investments that the Company has made using its own capital excluding investments the Company makes to support its Capital Markets business segment.  Historically, the Company generally made principal investments in the entities it managed.  Beginning in the first quarter of 2014, the Company began investing its capital in investments (primarily equity tranches of CLOs) that it does not manage. These investments are a component of our other investments, at fair value in our consolidated balance sheet.  The Company did not make any new CLO investments during 2015.

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

Capital Markets

•  Trading activities of the Company, which include execution and brokerage services, securities lending activities, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities and derivatives classified as trading; and

•New issue and advisory revenue comprised primarily of (i) new issue revenue associated with originating, arranging, or newly created financial instruments;  and (ii) revenue from advisory services.

Principal Investing

•Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value; and

•  Income or loss from equity method affiliates.

Asset Management

•  Asset management fees for the Company’s on-going asset management services provided to certain Investment Vehicles, which may include fees both senior and subordinate to the securities in the Investment Vehicle, and incentive management fees earned based on the performance of the various Investment Vehicles; and

•  Income or loss from equity method affiliates.

The activities noted above are carried out through the following main operating subsidiaries of the Company as of December 31, 2015

1.Cohen & Company Financial Management, LLC is a wholly owned subsidiary of the Operating LLC and acts as asset manager and investment advisor to the Alesco I through IX CDOs. It also served until February 22, 2013 as a service provider to the manager of the Alesco X through XVII CDOs. Alesco CDOs invest in bank and insurance company TruPS as well as insurance company subordinated debt.

2.Dekania Capital Management, LLC is a wholly owned subsidiary of the Operating LLC and acts as asset manager and investment advisor to the Company’s Dekania Europe CDOs. Dekania Europe CDOs invest primarily in TruPS and insurance company subordinated debt denominated in Euros.

3.JVB is a wholly owned subsidiary of the Operating LLC, which was acquired by the Company effective January 1, 2011. JVB is a securities broker-dealer registered with the SEC and is a member of FINRA and SIPC. JVB provides trade execution to broker-dealers and institutions and specializes in the following products: high grade corporate bonds, high yield corporate bonds, municipal securities, ABS, MBS, RMBS, CMOs, U.S. government bonds, U.S. government agency securities, whole loans, and other structured financial instruments. JVB focuses primarily on mortgages, rates, corporate, and structured products in the wholesale and institutional marketplaces, as well as providing financing and advisory services.

4.CCFL is a regulated by the United Kingdom Financial Conduct Authority (“FCA”) and acts as the external manager of EuroDekania Limited (“EuroDekania”) and earns management fees and incentive fees related to this entity. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CLOs, CMBS, RMBS, and widely syndicated leverage loans.

Since 2007, CCFL has acted as asset manager and investment advisor to the Company’s 2007 and later Dekania Europe CDOs. Dekania Europe CDOs invest primarily in TruPS and insurance company subordinated debt denominated in Euros. CCFL also carries out the Company’s Capital Markets business segment activities in Europe including brokerage, advisory, and new issue services.

5.Cohen & Compagnie SAS (formerly Cohen Fréres SAS), the Company’s French subsidiary, acts as a credit research advisor to Dekania Capital Management, LLC and CCFL in analyzing the creditworthiness of insurance companies and financial institutions in Europe with respect to all assets included in the Dekania Europe CDOs.

See note 5 for discussion of pending sale of CCFL and Cohen & Compagnie, SAS.

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

D. Adoption of New Accounting Standards

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which provides an option for companies to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If a company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the company is not required to take further action. However, if a company concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. A company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative assessment in any subsequent period. The Company’s adoption of the provisions of ASU 2012-02 effective January 1, 2013 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date, which requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of the entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods presented in the initial year of adoption (if it changed its accounting as a result of adopting the guidance) and shall disclose that fact. The use of hindsight would allow an entity to recognize, measure, and disclose obligations resulting from joint and several liability arrangements within the scope of this ASU in comparative periods using information available at adoption rather than requiring an entity to make judgments about what information it had in each of the prior periods to measure the obligation. Early adoption was permitted. The Company adopted the provisions of ASU 2013-04 effective January 1, 2014 and the adoption of the provisions did not have an effect on the Company’s consolidated financial position, results of operations, cash flows, or related disclosures.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in Section 830-30-40 still applies, specifically, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. For public entities, the ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption was permitted. The Company adopted the provisions of ASU 2013-05 effective January 1, 2014, and the adoption of the provisions did not have an effect on the Company’s consolidated financial position, results of operations, cash flows, or related disclosures.

In June 2013, the FASB issued ASU No. 2013-08, Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements, which changes the approach to the investment company assessment in Topic 946, clarifies the characteristics of an investment company, and provides comprehensive guidance for assessing whether an entity is an investment company. The amendments require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting.  The amendments also require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees.  The amendments in this ASU are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application was prohibited. The Company has investments in the equity securities of investment funds and other non-publicly traded entities that have the attributes of investment companies as currently described in FASB ASC 946-15-2.  The Company adopted the provisions of this ASU effective January 1, 2014, and the adoption of the provisions did not have an effect on the Company’s consolidated financial position, results of operations, cash flows, or related disclosures.

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

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations.  The guidance in this ASU raises the threshold for a disposal to qualify as a discontinued operation and certain other disposals that do not meet the definition of a discontinued operation. Under the new provisions, only disposals representing a strategic shift in operations – that is or will have a major effect on an entity’s operations and financial results should be presented as a discontinued operation.  Examples include a disposal of a major line of business, a major geographical area, a major equity method investment, or other major parts of an entity.  The new provisions also require new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation.  The provisions of this ASU are effective for annual periods beginning on or after December 15, 2014 and interim periods within that year.  The ASU is applied prospectively.  Early adoption was permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued.  The Company’s adoption of the provisions of ASU 2014-08 effective January 1, 2015 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

In November 2014, the FASB issued ASU No. 2014-17, Pushdown Accounting, which provides guidance on whether and at what threshold an acquired entity can apply pushdown accounting in its separate financial statements.  The amendment gives the acquired entity the option of applying pushdown accounting in the reporting period in which the change-in-control event occurs.  The decision to apply pushdown accounting is made for each individual change-in-control event.  Once the election is made for a particular event, it is irrevocable.  Furthermore, an entity may elect to apply push down accounting in a period subsequent to the change-in-control event but must treat such application as a change in accounting principle and apply the guidance of Accounting Changes and Error Corrections (Topic 250). The amendment became effective on November 18, 2014.  The adoption of this ASU did not have an effect on the consolidated financial statements of the Company and it did not have an effect on the separately issued subsidiary statements.

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

Certain of the Company’s assets and liabilities are required to be measured at fair value. For those assets and liabilities, the Company determines fair value according to the fair value measurement provisions included in FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). FASB ASC 820 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and requires additional disclosures about fair value measurements. The definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability between market participants at the measurement date (an exit price). An exit price valuation will include margins for risk even if they are not observable. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (level 1, 2 and 3).

In addition, the Company has elected to account for certain of its other financial assets at fair value under the fair value option provisions included in FASB ASC 825. This standard provides companies the option of reporting certain instruments at fair value

(with changes in fair value recognized in the statement of operations) that were previously either carried at cost, not recognized on the financial statements, or carried at fair value with changes in fair value recognized as a component of equity rather than in the statement of operations. The election is made on an instrument-by-instrument basis and is irrevocable.

See note 9 for the information regarding the effects of applying the fair value option to the Company’s financial instruments on the Company’s consolidated financial statements for the year ended December 31, 2015.

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

F.  Investment Vehicles

During the years ended December 31, 2015, 2014, and 2013, the Company had investments in several Investment Vehicles. When making an investment in an Investment Vehicle, the Company must determine the appropriate method of accounting for the investment. In most cases, the Company will either (i) consolidate the Investment Vehicle, (ii) account for its investment under the equity method of accounting, or (iii) account for its investment as a marketable equity security under the provisions of FASB ASC 320. In the case of (ii) and (iii), the Company may account for its investment at fair value under the fair value option election included in FASB ASC 825.

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

Star Asia Related Entities

The Company had an investment in several entities that either (i) invested in securities or real estate in Japan or (ii) provided management services to entities that invested in securities or real estate in Japan.

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

The Company held no interest in Star Asia as of December 31, 2015 and 2014.  The Company held a 28% interest in Star Asia as of December 31, 2013.

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

Star Asia Management, LTD (“Star Asia Manager”)

The Company had an investment in Star Asia Manager.  Star Asia Manager serves as external manager of Star Asia and Star Asia SPV (see below).  Prior to March 1, 2013, the Company owned a 50% interest in Star Asia Manager and accounted for its investment under the equity method with no fair value option election.  From March 1, 2013 until its sale on February 20, 2014, the Company owned 100% of Star Asia Manager and included it in its consolidated statements.  The Company held no interest in Star Asia Manager as of December 31, 2015 and 2014.

Star Asia SPV

The Company had an investment in Star Asia SPV.  Star Asia SPV held investments in Asian commercial real estate.   Until its final distribution in April 2013, the Company accounted for its interest in Star Asia SPV under the equity method with no fair value option election.  The Company held no interest in Star Asia SPV as of December 31, 2015 and 2014.

Star Asia Opportunity, LLC (“Star Asia Opportunity”)

The Company had an investment in Star Asia Opportunity.  Star Asia Opportunity held investments in seven real estate properties in Tokyo, Japan. Until its final distribution in May 2014, the Company accounted for its interest in Star Asia Opportunity under the equity method with no fair value election.  The Company held no interest in Star Asia Opportunity as of December 31, 2015 and 2014.  The Company held a 28% interest in Star Asia Opportunity as of December 31, 2013.

Star Asia Capital Management LLC (“Star Asia Capital Management”)

The Company had an investment in Star Asia Capital Management.  Star Asia Capital Management served as the external manager of Star Asia Opportunity.  The Company sold its interest in this entity on February 20, 2014.  From its initial investment until its sale on February 20, 2014, the Company accounted for its interest in Star Asia Capital Management under the equity method with no fair value election.  The Company held no interest in Star Asia Capital Management as of December 31, 2015 and 2014.  The Company held a 33% interest in Star Asia Capital Management as of December 31, 2013.

 Star Asia Japan Special Situations LP (“Star Asia Special Situations Fund”)

The Company had an investment in Star Asia Special Situations Fund.  The Star Asia Special Situations Fund is an investment fund that primarily invests in real estate and securities backed by real estate in Japan.  The Company sold its interest in this entity on February 20, 2014.  From its initial investment until its sale on February 20, 2014, the Company accounted for this investment under the equity method of accounting. The Company elected to carry its investment in the Star Asia Special Situations Fund at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. Because it is accounted for at fair value, it is included as a component of other investments, at fair value in the consolidated balance sheet. The Company held no interest in Star Asia Special Situations Fund as of December 31, 2015 and 2014.  The Company held a 2% interest in Star Asia Special Situations Fund as of December 31, 2013.

Star Asia Advisors LTD (“SAA Manager”)

The Company had an investment in SAA Manager.  SAA Manager serves as the external manager of the Star Asia Special Situations Fund.  The Company sold its interest in this entity on February 20, 2014.  From its initial investment until its sale on February 20, 2014, the Company accounted for its interest in SAA Manager under the equity method of accounting with no fair value election.  The Company held no interest in SAA Manager as of December 31, 2015 and 2014.  The Company held a 33% interest in SAA Manager as of December 31, 2013.

Star Asia Partners LTD (“SAP GP”)

The Company had an investment in SAP GP.  SAP GP serves as the general partner for the Star Asia Special Situations Fund. The Company sold its interest in this entity on February 20, 2014.  From its initial investment until its sale on February 20, 2014, the Company accounted for its interest in SAP GP under the equity method of accounting with no fair value election.  The Company held no interest in SAP GP as of December 31, 2015 and 2014.  The Company held a 33% interest in SAP GP as of December 31, 2013.

 EuroDekania Limited and EuroDekania (Cayman) Ltd. (“EuroDekania”)

The Company has an investment in, and serves as external manager, of EuroDekania. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CMBS, RMBS, and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros.

The Company directly owned approximately 17% of the outstanding shares for the years ended December 31, 2015 and 2014. The Company accounts for its investment in EuroDekania as a marketable equity security classified as available for sale for which the fair value option was elected effective January 1, 2008. Changes in fair value are recorded in earnings under the fair value option provisions included in FASB ASC 825. See notes 3-E, 8, and 9 for further information. The Company also serves as external manager of EuroDekania.  See note 5 regarding sale of European operations, which includes the management contract for EuroDekania but excludes the Company’s investment in EuroDekania.

Tiptree Financial Partners, L.P. (“Tiptree”)

The Company has an investment in Tiptree.  Tiptree is a diversified holding company.  As of December 31, 2015 and 2014, the Company owned less than 1% and approximately 1% of Tiptree, respectively.

For the period from January 1, 2013 until December 31, 2015, the Company elected to carry its investment at fair value with changes in fair value recorded in earnings under the fair value option provisions included in FASB ASC 825. Because it is accounted for at fair value, it is included as a component of other investments, at fair value in the consolidated balance sheet. See notes 3-E, 8, and 9 for further information.

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

Derivatives involve varying degrees of off-balance sheet risk, whereby changes in the level or volatility of interest rates or market values of the underlying financial instruments may result in changes in the value of a particular financial instrument in excess of its carrying amount. Depending on the Company’s investment strategy, realized and unrealized gains and losses are recognized in principal transactions and other income or in net trading in the Company’s consolidated statements of operations on a trade date basis. See note 10.    The Company does not offset the fair value of derivatives from the right to reclaim or the obligation to return collateral as allowed for in ASC 815.

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

Once it is determined that the Company holds a variable interest in a VIE, FASB ASC 810 requires that the Company perform a qualitative analysis to determine (i) which entity has the power to direct the matters that most significantly impact the VIE’s financial performance and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The entity that has both of these characteristics is deemed to be the primary beneficiary and required to consolidate the VIE. This assessment must be done on an ongoing basis. The Company has included the required disclosures for VIEs in its consolidated financial statements for the year ended December 31, 2015. See note 16 for further details.

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

L . Revenue Recognition

Net trading

Net trading includes: (i) all gains, losses, and income (interest and dividend) from securities classified as investments-trading and trading securities sold, not yet purchased; (ii) interest income and expense from collateralized securities transactions; and (iii) commissions and riskless trading profits. Riskless trades are transacted through the Company’s proprietary account with a customer order in hand, resulting in little or no market risk to the Company. Transactions that settle in the regular way are recognized on a trade date basis. Extended settlement transactions are recognized on a settlement date basis (although in most cases of extended settlement trades, the unsettled trade is accounted for as a derivative between trade and settlement date).  See notes 3G and 10.  The investments classified as trading are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services or, when independent broker quotations or market price quotations from third party pricing services are unavailable, valuation models prepared by the Company’s management. The models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Net trading is reduced by interest expense that is directly incurred to purchase income generating assets related to trading activities such as margin interest. Such interest expense is recorded on an accrual basis.

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

New issue and advisory

New issue and advisory revenue includes: (i) new issue revenue associated with originating, arranging, or placing newly created financial instruments; and (ii) revenue from advisory services.  New issue and advisory revenue is recognized when all services have been provided and payment is earned.

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

Other income / (loss) includes foreign currency gains and losses, interest earned on cash and cash equivalents, interest earn and losses incurred on notes receivable, and other miscellaneous income including revenue from revenue sharing arrangements.

M. Interest Expense, net

Interest expense incurred other than interest income and expense included as a component of net trading (described in 3-L above) is recorded on an accrual basis and presented in the consolidated statements of operations as a separate non-operating expense. See note 17.

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

During 2013, the Company acquired all of the outstanding equity interests of PrinceRidge.  As of December 31, 2015 and 2014, the Company owned 100% of PrinceRidge.   See note 18.

P. Non-Controlling Interest

Subsequent to the consummation of the Merger on December 16, 2009, member interests in the Operating LLC, other than the interests held by the Company, are treated as a non-controlling interest. As of December 31, 2015 and 2014, the Company directly owned approximately 71.3% and 73.8%, respectively, of the Operating LLC. During 2013, the Company owned less than 100% of the equity interests of PrinceRidge.  The interests of PrinceRidge not held by the Company during 2013 are also treated as non-controlling interests.  See note 1 and 3-O.

Q. Equity-Based Compensation

The Company accounts for equity-based compensation issued to its employees using the fair value based methodology prescribed by the provisions related to share-based payments included in FASB ASC 718, Compensation-Stock Compensation (“FASB ASC 718”). Through the periods presented herein, the Company has issued the following types of instruments: (i) “Restricted Units” that include both actual membership interests of the Operating LLC or interests that represent the right to receive common shares of IFMI, both of which may be subject to certain restrictions; (ii) “Restricted Stock” that are shares of IFMI’s common stock (“Common Stock”); and (iii) stock options of IFMI.

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

R. Accounting for Income Taxes

The Company’s majority owned subsidiary, the Operating LLC, is treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which it does business. It is, however, subject to entity level income taxes in the United Kingdom, Spain, France, New York City, Pennsylvania, Philadelphia, and Illinois. Beginning on April 1, 2006, the Company qualified for Keystone Opportunity Improvement Zone (“KOZ”) benefits, which exempts the Operating LLC and its members from

Philadelphia and Pennsylvania state income and capital stock franchise tax liabilities. Assuming the Company remains in its current location in Philadelphia, it will be entitled to KOZ benefits through October 31, 2018.

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

U. Recent Accounting Developments

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces existing revenue recognition guidance in Topic 605, Revenue Recognition, replaces certain other industry-specific revenue recognition guidance, specifies the accounting for certain costs to obtain or fulfill a contract with a customer, and provides recognition and measurement guidance in relation to sales of non-financial assets. The core principle of this ASU is to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU provides guidance on how to achieve this core principle, including how to identify contracts with customers and separate performance obligations in the contract, how to determine and allocate the transaction price to such performance obligations and how to recognize revenue when a performance obligation has been satisfied.  The ASU is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2016 with early adoption prohibited.  The Company will be required to apply the amendments in this ASU using one of the following two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the ASU or (ii) retrospective with the cumulative effect of initially applying the ASU recognized at the date of the initial application and providing certain additional disclosures as defined in the ASU.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.   Earlier application is permitted only as of the annual reporting periods beginning after December 15, 2016, including interim reporting.  The Company will adopt the provisions of this ASU effective January 1, 2018 and is currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the requirement of extraordinary items to be separately classified on the income statement.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  A reporting entity may apply the amendments prospectively.  A reporting entity may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption was permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The Company will adopt the provisions of this ASU effective January 1, 2016 and is currently evaluating the new guidance to determine the impact it may have on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, which makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance.  The revised consolidation guidance, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party  relationships.  The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement for debt issuance costs are not affected by the amendments in this update.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption of these amendments was permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, and the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance.  The Company is currently evaluating the impact of these amendments on the presentation in its consolidated financial statements.

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

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements, which covers a wide range of topics in the codification.  This ASU clarifies the codification, corrects unintended application of guidance, or makes minor improvements to the codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  The transition guidance varies based on the amendments in this ASU.  The amendments in this ASU that require transition guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption was permitted, including adoption in an interim period.  All other amendments are effective upon the issuance of this ASU.  The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements and disclosures.

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

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments-Overall (subtopic 825-10).  The revised guidance makes the following changes: (i) requires equity investments with readily determinable fair value (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) allows an entity to choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (iii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and when a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (iv) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (v) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (vi) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (vii) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (viii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (ix) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For non-public entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the impact of these amendments on the presentation in its consolidated financial statements.

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

The following table provides a summary for the relevant periods.

SUMMARY OF REVENUE CONCENTRATION
(Dollars in Thousands)

	Year ended December 31,
	2015	2014	2013
CDO Asset Management
CDO asset management revenue and related service agreements	$8,678	$10,999	$13,664
Total asset management revenue	$9,682	$14,496	$19,239
Total revenues	$46,156	$55,750	$57,517
CDO asset management % as compared to total asset management fees	90%	76%	71%
CDO asset management % as compared to total revenues	19%	20%	24%

Principal Transactions
Principal transactions and other income	$78	$7,979	$(6,668)
Principal transactions % as compared to total revenues	0%	14%	-12%

Non-CDO asset management revenue is also derived from a small number of engagements.  The Company’s trading revenue is generated from transactions with a diverse set of institutional customers.  The Company does not consider its trading revenue to be concentrated from a customer perspective.

W. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments. These determinations were based on available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop the estimates and, therefore, these estimates may not necessarily be indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Refer to note 9 for a discussion of the fair value hierarchy with respect to investments-trading; other investments, at fair value; and the derivatives held by the Company.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of December 31, 2015 and 2014, the fair value of the Company’s debt was estimated to be $35.2 million and $39.3 million, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

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

Under ASC 805, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report provisional amounts. For a period of up to one year subsequent to the acquisition date (the measurement period), the Company can adjust the provisional amounts as it obtains new information regarding the facts and circumstances that existed at the acquisition date. The following table summarizes the provisional amounts of the identified assets acquired and liabilities assumed at the acquisition date as of March 1, 2013.

Total Estimated Fair Value as of Acquisition Date
Assets acquired:
Cash and cash equivalents	$1,104
Due from related parties	253
Other assets	150
Liabilities assumed:
Accounts payable and other liabilities	(55)
Fair value of net assets acquired	1,452
Purchase price (1)	1,855
Intangible Asset (2)	$403

(1)The purchase price represents the cash paid to Mercury of $425, the note payable to Mercury of $725, and the Company’s equity method investment immediately prior to the Star Asia Manager Repurchase Transaction. For purposes of the provisional amounts, the Company assumed the carrying value of the Company’s equity method investment immediately prior to the Star Asia Manager Repurchase Transaction approximated fair value. As with all provisional purchase accounting amounts, this was subject to adjustment during the measurement period.

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

Investments by Mead Park Capital Partners LLC (“Mead Park Capital”) and EBC 2013 Family Trust (“EBC”)

Original Investment

On May 9, 2013, the Company entered into definitive agreements (the “definitive agreements”) with Mead Park Capital and CBF (an entity owned solely by Daniel G. Cohen, the vice chairman of the Company’s board of directors and of the board of managers of the Operating LLC, president and chief executive of the Company’s European business, and president of CCFL), pursuant to which each committed to make investments in the Company, totaling $13,746 in the aggregate. Mead Park Capital is a vehicle advised by Mead Park Advisors LLC (“Mead Park”) (a registered investment advisor) and was controlled by Jack J. DiMaio,

Jr., chief executive officer and founder of Mead Park and chairman of the Company’s board of directors. The investment and related actions were unanimously approved by the Company’s board of directors (with Daniel G. Cohen abstaining) following the recommendation of the special committee of the board of directors, which was formed in connection with the transaction and was comprised of three of the Company’s independent directors. The Company obtained stockholder approval of the share issuances contemplated by the definitive agreements at the Company’s 2013 Annual Meeting of Stockholders on September 24, 2013.

In connection with the closing of the transactions contemplated by the definitive agreements, on September 25, 2013, Mead Park Capital purchased 1,949,167 shares of the Company’s Common Stock and EBC, as assignee of CBF, purchased 800,000 shares of the Company’s Common Stock, in each case, at $2.00 per share for a combined investment of $5,498. Mead Park Capital also purchased convertible senior promissory notes in the aggregate principal amount of $5,848, which are convertible in accordance with the terms of the note into 1,949,167 shares at $3.00 per share. In addition, EBC, as assignee of CBF, purchased a convertible senior promissory note in the aggregate principal amount of $2,400, which is convertible in accordance with its terms into 800,000 shares at $3.00 per share.  Daniel G. Cohen is a trustee of EBC. The convertible notes issued under the definitive agreements and described above (the “8.0% Convertible Notes”) have an 8.0% annual interest rate and will mature on September 25, 2018.   See notes 17 and 29 for further discussion about the 8.0% Convertible Notes.

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

In June 2013, the Company appointed Lester R. Brafman as president of the Company. In September 2013, the Company appointed Mr. Brafman as the chief executive officer of the Company. In September 2013, Mr. Cohen transitioned out of his role as chief executive officer and chief investment officer of the Company, to serve as president and chief executive of the Company’s European business and president of CCFL.

Subsequent Transaction between Certain Shareholders of the Company

On August 28, 2015, Mead Park Capital sold $4,386 of the 8.0% Convertible Notes and 1,461,876 shares of the Company’s Common Stock to certain accounts controlled by family members of Daniel G. Cohen.  The Company’s Common Stock and 8.0% Convertible Notes sold in this transaction represented substantially all of the amounts beneficially owned by Mr. DiMaio.  See Note 29C and 29D.

Subsequent Repurchase by the Company

On October 16, 2015, the Company entered into a Termination and Release Agreement (the “Termination Agreement”), by and among the Company, Christopher Ricciardi, a member of the Company’s board of directors at that time, Stephanie Ricciardi, Mr. Ricciardi’s spouse, The Ricciardi Family Foundation, a New York charitable not-for-profit corporation of which Mr. and Mrs. Ricciardi serve as directors (together with Stephanie Ricciardi and Christopher Ricciardi, the “Ricciardi Parties”), and Mead Park Capital of which Mr. Ricciardi is now the sole member and the sole manager.

Pursuant to the Termination Agreement, in connection with the termination of the Mead Park Purchase Agreement (as defined below) and all rights and obligations thereunder and the mutual release of claims set forth in the Termination Agreement, on October 16, 2015: (i) Mead Park Capital transferred to the Company 487,291 shares of the Company’s Common Stock; (ii) the Ricciardi Parties transferred to the Company 1,512,709 shares of the Company’s Common Stock; (iii) the Company and Mead Park Capital terminated in its entirety, effective October 16, 2015, that certain Securities Purchase Agreement, dated as of May 9, 2013, by and among the Company, Mead Park Capital and, solely for purposes of Section 6.3 thereof, Mead Park Holdings LP (the “Mead Park Purchase Agreement”); and (iv) the Company transferred $4,000 in cash to accounts designated by Mr. Ricciardi for the benefit of the Ricciardi Parties and Mead Park Capital.

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

At the Company’s annual meeting held on December 21, 2015, Mr. Ricciardi did not receive enough votes to qualify for reelection and therefore is no longer a member of the board.

5. SALES

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

          As a result of the sale of the Star Asia Group, the Company recorded a gain of $78 in the first quarter of 2014, which was included as a component of principal transactions and other income in the consolidated income statement.  The Company’s accounting policy is to record contingent payments receivable as income as they are earned.  Contingent income is recorded as a component of principal transactions and other income.  The Company earned $2,162 and $2,962 for the years ended December 31, 2015 and 2014 respectively.

Sale of European Operations

On August 19, 2014, the Operating LLC entered into a definitive agreement to sell its European operations (the “European Sale Agreement”) to C&Co Europe Acquisition LLC, an entity controlled by Daniel G. Cohen, the vice chairman of the Company’s board of directors and of the board of managers of the Operating LLC, president and chief executive of the Company’s European business, and the president of CCFL, for approximately $8,700. The purchase price for the Company’s European operations consists of an upfront payment at closing of $4,750 (subject to adjustment) and up to $3,950 to be paid over the four years following the closing of the sale.

Pursuant to the European Sale Agreement, the Operating LLC agreed to enter into a non-cancellable trust deed agreement with one of the entities included in the sale of the Company’s European operations (the manager of the Munda CLO I), which would result in the Operating LLC retaining the right to substantially all revenues from the management of the Munda CLO I, as well as the proceeds from any potential future sale of the Munda CLO I management agreement. Revenue generated by the Munda CLO for the years ended December 31, 2015 and 2014 was $2,535 and $3,827, respectively.

Under the terms of the European Sale Agreement, the Operating LLC agreed to (i) divest its European operations, including asset management and capital market activities through offices located in London and Paris, and (ii) transition approximately 15 employees from the Operating LLC to C&Co Europe Acquisition LLC. Under the European Sale Agreement, in the event of a closing of the transaction, Mr. Cohen would be deemed to have voluntarily terminated employment with the Company and its affiliates and to have resigned from all other positions and offices that he holds with the Company and its affiliates. Notwithstanding the foregoing, Mr. Cohen would receive no severance or other compensation related to such termination and resignation and Mr. Cohen would remain vice chairman of the Company’s board of directors and IFMI’s largest shareholder (including voting only shares).

The Operating LLC’s European asset management business, which the Operating LLC agreed to sell pursuant to the European Sale Agreement, includes management agreements for the Dekania Europe I, II, and III CDOs and the management agreements for several European managed accounts.  As of December 31, 2015, these European assets under management totaled approximately $808,881, which represented 21% of the Company’s total AUM. Although the manager of Munda CLO I constitutes part of the business to be transferred under the European Sale Agreement, the Munda CLO I management agreement will be held in trust for the benefit of the Operating LLC. As of December 31, 2015, the Munda CLO I assets under management totaled approximately $492,019, which represented 13% of the Company’s total AUM.  The Operating LLC’s European capital markets business consists of credit-related fixed income sales, trading, and financing as well as new issue placements in corporate and securitized products and advisory services, operating primarily through the Operating LLC’s subsidiary, CCFL.

The combined European business, which is subject to the European Sale Agreement, excluding the revenues and expenses related to Munda CLO I, accounted for approximately $5,315 of revenue for the year ended December 31, 2015, and $3,888 of operating loss for the year ended December 31, 2015, and included approximately $(2,664) of net assets as of December 31, 2015.

Under the terms of the European Sale Agreement, the Operating LLC had the right to initiate, solicit, facilitate, and encourage alternative acquisition proposals from third parties for a “go shop” period of up to 90 days from the signing of the European Sale Agreement. On October 29, 2014, the special committee of the board of directors elected to end the “go shop” period. The “go shop” period did not result in the Operating LLC receiving a superior proposal from a third party, and the Operating LLC continued pursuing the transaction with the entity controlled by Daniel G. Cohen.

The sale of the European business is subject to customary closing conditions and regulatory approval from the FCA.

On March 26, 2015, the parties to the European Sale Agreement agreed to extend the deadline for the closing of the transactions contemplated by the European Sale Agreement from March 31, 2015 to June 30, 2015. In addition, the parties to the European Sale Agreement amended the date which C&Co Europe Acquisition LLC will be obligated to cause the settlement of intercompany accounts of CCFL and our subsidiaries, Cohen & Compagnie, SAS and Unicum Capital, S.L., owed to the Operating LLC (the “Intercompany Payables”) from March 31, 2015 to June 30, 2015.

On June 30, 2015, the parties to the European Sale Agreement agreed to extend the deadline for the closing of the transaction from June 30, 2015 to December 31, 2015 and the settlement date of the Intercompany Payables from June 30, 2015 to December 31, 2015 (the “Second Extension”).  In connection with the Second Extension, the parties to the European Sale Agreement agreed that if the European Sale Agreement is terminated in accordance with its terms prior to the closing, then (i) Mr. Cohen would pay $600 in respect of a portion of the legal and financial advisory fees and expenses incurred by us and the special committee of our board of directors in connection with the transactions contemplated by the European Sale Agreement since April 1, 2014 and (ii) an amendment (the “Employment Agreement Amendment”) to the Amended and Restated Employment Agreement, dated as of May 9, 2013, among the Operating LLC, the Company, Mr. Cohen and J.V.B. Financial Group Holdings, LP (formerly known as C&Co/PrinceRidge Holdings LP) (the “Employment Agreement”), would become effective. The Cohen Employment Agreement Amendment would provide that if Mr. Cohen’s employment is terminated by the Operating LLC without cause or by Mr. Cohen for good reason (as such terms are defined in the Cohen Employment Agreement), the Operating LLC would pay Mr. Cohen a maximum of $1,000 as a severance benefit. The Cohen Employment Agreement currently provides that in the event of such termination, the Operating LLC will pay Mr. Cohen a minimum of $3,000 as a severance benefit.

The European Sale Agreement provides that either party may terminate the agreement after December 31, 2015. On February 18, 2016, C&Co Europe Acquisition LLC provided notice to the Operating LLC that it continues to evaluate the transaction. To date, neither party has terminated the European Sale Agreement, and the Company and the Operating LLC continue to evaluate the transaction.

During 2015, the Company expensed all non-reimbursable transaction costs relating to the transactions contemplated by the European Sale Agreement totaling $495.

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following at December 31, 2015 and 2014.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	December 31, 2015	December 31, 2014
Deposits with clearing organizations	$864	$1,296
Unsettled regular way trades, net	4,367	-
Receivable from clearing organizations	34,581	46,771
Receivables from brokers, dealers, and clearing agencies	$39,812	$48,067

Amounts payable to brokers, dealers, and clearing agencies consisted of the following at December 31, 2015 and 2014.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	December 31, 2015	December 31, 2014
Unsettled regular way trades, net	$-	$4,971
Margin payable	55,779	89,473
Payables to brokers, dealers, and clearing agencies	$55,779	$94,444

Deposits with clearing organizations represent contractual amounts the Company is required to deposit with its clearing agents.

Regular way securities transactions are recorded on a trade date, as if they had settled.  The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s balance sheet.

Receivables from clearing organizations are primarily comprised of cash received by the Company upon execution of short trades that is restricted from withdrawal by the clearing agent.

Margin payable represents amounts borrowed from Pershing, LLC to finance the Company’s trading portfolio. Effectively, all of the Company’s investments-trading and deposits with clearing organizations serve as collateral for the margin payable. The Company incurred interest on margin payable of $548,  $447, and $627 for the years ended December 31, 2015, 2014, and 2013, respectively.

7. OTHER RECEIVABLES

Receivables are comprised of the following.

OTHER RECEIVABLES
(Dollars in Thousands)

	December 31, 2015	December 31, 2014
Asset management fees	$1,802	$3,165
New issue and advisory fees	635	-
Accrued interest and dividends receivable	810	931
Notes receivable	-	2,463
Revenue share receivable	605	2,217
Other	227	622
Other receivables	$4,079	$9,398

Asset management and new issue and advisory receivables are of a routine and short-term nature. These amounts are generally accrued monthly and paid on a monthly or quarterly basis. See note 3-L regarding asset management fees accrued. Accrued interest and dividend receivable represents interest and dividends accrued on the Company’s investment securities.  Interest payable on securities sold but not yet purchased is included as a component of accounts payable and other liabilities.  Revenue share receivable represents the amount due to the Company for the Company’s share of revenue generated from various entities in which the Company receives a share of the entity’s revenue. Notes receivable are from unrelated third parties.  Other receivables represent other miscellaneous receivables that are of a short-term nature.  The note receivable represented an investment the Company made in the form of a note to an investment banking client in Europe in the mining industry.  The Company deemed this note to be uncollectable in 2015 and wrote-off the remaining balance due.

8. FINANCIAL INSTRUMENTS

Investments—Trading

The following table provides detail of the investments classified as investments-trading as of the periods indicated.

INVESTMENTS - TRADING
(Dollars in Thousands)

	December 31, 2015	December 31, 2014
U.S. government agency MBS and CMOs	$3,225	$9,719
U.S. government agency debt securities	12,737	25,785
RMBS	98	358
U.S. Treasury securities	1,355	1,131
CLOs	-	952
Other ABS	2,048	112
SBA loans	29,931	29,679
Corporate bonds and redeemable preferred stock	19,873	22,142
Municipal bonds	24,053	33,664
Derivatives	1,158	1,930
Certificates of deposit	263	985
Equity securities	-	291
Investments-trading	$94,741	$126,748

Trading Securities Sold, Not Yet Purchased

The following table provides detail of the trading securities sold, not yet purchased as of the periods indicated.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	December 31, 2015	December 31, 2014
U.S. government agency MBS	$-	$1,666
U.S. Treasury securities	12,050	15,644
SBA loans	-	4
Corporate bonds and redeemable preferred stock	25,851	31,406
Municipal bonds	20	20
Derivatives	1,181	-
Equity securities	82	-
Trading securities sold, not yet purchased	$39,184	$48,740

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the change in unrealized gains (losses) in the amount of $296 and $ (693) for years ended December 31, 2015 and 2014, respectively, in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	December 31, 2015
	Cost	Carrying Value	Unrealized Gain(Loss)
CLOs	$14,877	$11,569	$(3,308)
CDOs	193	34	(159)
Equity Securities:
EuroDekania	5,300	2,502	(2,798)
Tiptree	1,009	353	(656)
Other securities	176	43	(133)
Total equity securities	6,485	2,898	(3,587)
Residential loans	111	383	272
Foreign currency forward contracts	-	(4)	(4)
Other investments, at fair value	$21,666	$14,880	$(6,786)

	December 31, 2014
	Cost	Carrying Value	Unrealized Gain(Loss)
CLOs	$23,139	$21,518	$(1,621)
CDOs	193	11	(182)
Equity Securities:
EuroDekania	6,503	3,717	(2,786)
Tiptree	5,455	2,472	(2,983)
Other securities	176	33	(143)
Total equity securities	12,134	6,222	(5,912)
Residential loans	118	565	447
Foreign currency forward contracts	-	83	83
Other investments, at fair value	$35,584	$28,399	$(7,185)

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

•investments in residential loans.

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net losses of $3,832,  $531,  $11,399 related to changes in fair value of investments that are included as a component of other investments, at fair value during the years ended December 31, 2015, 2014, and 2013, respectively.

Fair Value Measurements

In accordance with FASB ASC 820, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three level fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the hierarchy under FASB ASC 820 are described below.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. There were no transfers between level 1 and level 2 of the fair value hierarchy during 2015.  There was a transfer of $2,705 into level 1 from level 2 in the valuation hierarchy during 2014 related to the Company’s equity investment in Tiptree.  Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in or transfers out of the level 3 category as of the beginning of the period in which reclassifications occur.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2015
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$3,225	$-	$3,225	$-
U.S. government agency debt securities	12,737	-	12,737	-
RMBS	98	-	98	-
U.S. Treasury securities	1,355	1,355	-	-
Other ABS	2,048	-	2,048	-
SBA loans	29,931	-	29,931	-
Corporate bonds and redeemable preferred stock	19,873	-	19,873	-
Municipal bonds	24,053	-	24,053	-
Derivatives	1,158	-	1,158	-
Certificates of deposit	263	-	263	-
Total investments - trading	$94,741	$1,355	$93,386	$-

Other investments, at fair value
EuroDekania (1)	$2,502	$-	$-	$2,502
Tiptree(2)	353	353	-	-
Other equity securities	43	28	15	-
CLOs	11,569	-	-	11,569
CDOs	34	-	-	34
Residential loans	383	-	383	-
Foreign currency forward contracts	(4)	(4)	-	-
Total other investments, at fair value	$14,880	$377	$398	$14,105

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$12,050	$12,050	$-	$-
Corporate bonds and redeemable preferred stock	25,851	-	25,851	-
Municipal bonds	20	-	20	-
Derivatives	1,181	-	1,181	-
Equity securities	82	82	-	-
Total trading securities sold, not yet purchased	$39,184	$12,132	$27,052	$-

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2014
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$9,719	$-	$9,719	$-
U.S. government agency debt securities	25,785	-	25,785	-
RMBS	358	-	358	-
U.S. Treasury securities	1,131	1,131	-	-
CLOs	952	-	952	-
Other ABS	112	-	112	-
SBA loans	29,679	-	29,679	-
Corporate bonds and redeemable preferred stock	22,142	-	22,142	-
Municipal bonds	33,664	-	33,664	-
Certificates of deposit	985	-	985	-
Derivatives	1,930	-	1,930
Equity securities	291	233	58	-
Total investments - trading	$126,748	$1,364	$125,384	$-

Other investments, at fair value
EuroDekania (1)	$3,717	$-	$-	$3,717
Tiptree (2)	2,472	2,472	-	-
Other equity securities	33	23	10	-
CLOs	21,518	-	-	21,518
CDOs	11	-	-	11
Residential loans	565	-	565	-
Foreign currency forward contracts	83	83	-	-
Total other investments, at fair value	$28,399	$2,578	$575	$25,246

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$15,644	$15,644	$-	$-
Corporate bonds and redeemable preferred stock	31,406	-	31,406	-
Municipal bonds	20	-	20	-
Derivatives	1,670		1,670
Total trading securities sold, not yet purchased	$48,740	$15,644	$33,096	$-
(1)	Hybrid Securities fund – European.
(2)	Diversified Holding Company.

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

Corporate Bonds and Redeemable Preferred Stock: The Company uses recently executed transactions or third party quotations from independent pricing services to arrive at the fair value of its investments in corporate bonds and redeemable preferred stock. These valuations are based on a market approach. The Company generally classifies the fair value of these bonds within level 2 of the valuation hierarchy. In instances where the fair values of securities are based on quoted prices in active markets (for example with redeemable preferred stock), the Company classifies the fair value of these securities within level 1 of the valuation hierarchy.

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

LEVEL 3 INPUTS
For the Year Ended December 31, 2015
(Dollars in Thousands)

	December 31, 2014	Net trading	Gains and losses	Transfers out of Level 3	Accretion of income	Purchases	Sales and returns of capital	December 31, 2015	Change in unrealized gains /(losses) for the period included in earnings (1)
Assets:

Other investments, at fair value:
Equity Securities:
EuroDekania	$3,717	$-	$(12)	$-	$-	$-	$(1,203)	$2,502	$(12)
Total equity securities	3,717	-	(12)	-	-	-	(1,203)	2,502	(12)
CLOs	21,518	-	(3,884)	-	2,333	-	(8,398)	11,569	(1,687)
CDOs	11	-	23	-	-	-	-	34	23
Total other investments, fair value	$25,246	$-	$(3,873)	$-	$2,333	$-	$(9,601)	$14,105	$(1,676)

(1)   Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

LEVEL 3 INPUTS
For the Year Ended December 31, 2014
(Dollars in Thousands)

	December 31, 2013	Net trading	Principal transactions and other income	Transfers out of Level 3	Accretion of income	Purchases	Sales and returns of capital	December 31, 2014	Change in unrealized gains /(losses) for the period included in earnings (1)
Assets:
Investments-trading
CLOs	$186	$(3)	$-	$-	$-	$-	$(183)	$-	$-
Total investments-trading	$186	$(3)	$-	$-	$-	$-	$(183)	$-	$-

Other investments, at fair value:
Equity Securities:
EuroDekania	$4,192	$-	$1,800	$-	$-	$-	$(2,275)	$3,717	$1,800
Star Asia	17,104	-	78	-	-	-	(17,182)	-	-
Star Asia Special Situations Fund	2,747	-	-	-	-	-	(2,747)	-	-
Total equity securities	24,043	-	1,878	-	-	-	(22,204)	3,717	1,800
CLOs			(1,699)		1,577	25,288	(3,648)	21,518	(1,622)
CDOs	35	-	(24)	-	-	-	-	11	-
Total other investments, fair value	$24,078	$-	$155	$-	$1,577	$25,288	$(25,852)	$25,246	$178

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

Investments-trading: During the years ended December 31, 2015 and 2014,  there were no transfers into or out of level 3 of the valuation hierarchy.

 Other investments, at fair value:  During the years ended December 31, 2015 and 2014,  there were no transfers into or out of level 3 of the valuation hierarchy.

 The following tables provide the quantitative information about level 3 fair value measurements as of December 31, 2015 and 2014.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2015	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$11,569	Discounted Cash Flow Model	Yield	20.1%	16.0%-30.0%
			Duration (years)	6.6	6.3-7.6
			Default rate	2.0%	2.0-%-2.0%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2014	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$21,518	Discounted Cash Flow Model	Yield	16.2%	12.4% - 18.3%
			Duration (years)	4.1	2.6 - 4.5
			Default rate	1.0%	1.0%

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

Investments in Certain Entities that Calculate Net Asset Value Per Share (or  its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at December 31, 2015 and 2014.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value
	December 31, 2015
	(Dollars in Thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$2,502	N/A	N/A	N/A
	$2,502

	Fair Value
	December 31, 2014
	(Dollars in Thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$3,717	N/A	N/A	N/A
	$3,717

N/A – Not applicable.

(a)

EuroDekania’s investment strategy is to make investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks and bank holding companies based primarily in Western Europe; widely syndicated leveraged loans issued by European corporations; CMBS, including subordinated interests in first mortgage real estate loans; and RMBS and other ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros and U.K. Pounds Sterling. The fair value of the investment in this category has been estimated using the net asset value per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.  Since 2013, EuroDekania has not made any new investments and has generally returned all cash collected from its investments, less its operating expenses, to its shareholders on a semi-annual basis.

10. DERIVATIVE FINANCIAL INSTRUMENTS

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

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of December 31, 2015 and 2014, the Company had outstanding foreign currency forward contracts with a notional amount of 2.75 million and 3 million Euros, respectively.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures.  The Company carries the EuroDollar future contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets.  As of December 31, 2015 and 2014, the Company had no outstanding EuroDollar future contracts.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments—trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At December 31, 2015,  the Company had open TBA sale agreements in the notional amount of $699,460 and open TBA purchase agreements in the notional amount of $677,450.  At December 31, 2014, the Company had open TBA sale agreements in the notional amount of $318,463 and open TBA purchase agreements in the notional amount of $318,463.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as a derivative as either a forward purchase commitment or a forward sale commitment.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price.  At December 31, 2015, the Company had open forward purchase commitments of $3,075 and open forward sale commitments of $0.  At December 31, 2014, the Company had open forward purchase commitments of $3,517 and open forward sale commitments of $0. The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of December 31, 2015 and 2014.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	As of December 31, 2015	As of December 31, 2014

TBA and other forward agency MBS	Investments-trading	$1,158	$1,928
Other extended settlement trades	Investments-trading	-	2
Foreign currency forward contracts	Other investments, at fair value	(4)	83
TBA and other forward agency MBS	Trading securities sold, not yet purchased	(1,181)	(1,666)
Other extended settlement trades	Trading securities sold, not yet purchased	-	(4)
		$(27)	$343

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Foreign currency forward contracts	Revenues-principal transactions and other income	$374	$(167)	$260
Other extended settlement trades	Revenues-net trading	-	(2)	-
TBA and other forward agency MBS	Revenues-net trading	5,298	2,180	3,153
		$5,672	$2,011	$3,413

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

 The Company enters into reverse repurchase agreements as part of its matched book repo financing business, to acquire securities to cover short positions,   or as an investment. The Company enters into repurchase agreements as part of its matched book repo financing business or to finance the Company’s securities positions held in inventory.

At December 31, 2015 and 2014, the Company held reverse repurchase agreements of $128,011 and $101,675, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $137,232 and $107,931, respectively.

At December 31, 2015 and 2014, the Company had repurchase agreements of $127,913 and $101,856, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $137,232 and $108,065, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

The following table is a summary of the remaining contractual maturity of the gross obligations under repurchase agreements accounted for as secured borrowings segregated by the underlying collateral pledged.

Repurchase Agreements Accounted for as Secured Borrowings
(Dollars in Thousands)
December 31, 2015

	Remaining Contractual Maturity of the Agreements

	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Collateral Type:
U.S. government agency MBS	$-	$127,913	$-	$-	$127,913
	$-	$127,913	$-	$-	$127,913

Gross amount of recognized liabilities for repurchase agreements					$127,913

12. GOODWILL

The following table presents goodwill.

GOODWILL
(Dollars in Thousands)

	December 31, 2015	December 31, 2014
AFN	$110	$110
JVB	7,882	7,882
Goodwill	$7,992	$7,992

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

AFN Goodwill

The annual impairment testing date for the AFN Goodwill is October 1. The first testing date following the Merger was October 1, 2010. The Company determined the goodwill was not impaired as of October 1, 2015, 2014, and 2013.

JVB Goodwill

The annual impairment testing date for the JVB Goodwill is January 1. The first testing date after the acquisition was January 1, 2012. The Company determined the goodwill was not impaired as of January 1, 2016, 2015, and 2014.

Cira SCM Goodwill

The Company had goodwill attributable to Cira SCM related to the Company’s acquisition of the 10% of Cira SCM that the Company did not already own in exchange for 189,901 membership units of the Company, from a non-controlling interest partner in July 2007.  On the last annual impairment test, July 1, 2014, the Company determined the Cira SCM goodwill was impaired and recorded an impairment charge of $3,121.

13. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets included:

OTHER ASSETS
(Dollars in Thousands)

	December 31, 2015	December 31, 2014
Deferred costs	$1,010	$1,665
Prepaid expenses	1,359	1,835
Security deposits	1,845	2,417
Miscellaneous other assets	161	190
Cost method investment	11	11
Furniture, equipment, and leasehold improvements, net	566	1,150
Intangible assets	166	166
Other assets	$5,118	$7,434

Accounts payable and other liabilities included:

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	December 31, 2015	December 31, 2014
Accounts payable	$494	$512
Rent payable	390	626
Accrued interest payable	138	318
Accrued interest on securities sold, not yet purchased	491	626
Payroll taxes payable	594	754
Accrued income taxes	-	63
Other general accrued expenses	1,255	2,204
Accounts payable and other liabilities	$3,362	$5,103

14. FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment, and leasehold improvements, net, which are included as a component of other assets on the consolidated balance sheets, are as follows.

FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET
(Dollars in Thousands)

	Estimated Useful Lives	December 31, 2015	December 31, 2014

Furniture and equipment	3 to 5 Years	$2,758	$2,816
Leasehold improvements	5 to 10 Years	4,161	4,353
		6,919	7,169
Accumulated depreciation		(6,353)	(6,019)
Furniture, equipment, and leasehold improvements, net		$566	$1,150

For the year ended December 31, 2015, the Company wrote-off fully depreciated furniture and equipment and leasehold improvements of $342.

The Company recognized depreciation and amortization expense of $733,  $1,103, and $1,405 for the years ended December 31, 2015,  2014, and 2013, respectively, as a component of depreciation and amortization on the consolidated statements of operations. For the years ended December 31, 2015,  2014, and 2013,  $733,  $1,078, and $1,154, respectively, represented depreciation of furniture, equipment, and leasehold improvements and the remainder represented amortization of certain intangible assets.

15. INVESTMENTS IN EQUITY METHOD AFFILIATES

As of December 31, 2015 and 2014, the Company had no investments accounted for under the equity method.  The Company has certain equity method affiliates for which it has elected the fair value option. See note 3-F.  Those investees are included as a component of other investments, at fair value in the consolidated balance sheets. All gains and losses (unrealized and realized) from securities classified as other investments, at fair value in the consolidated balance sheets are recorded as a component of principal transactions and other income in the consolidated statements of operations.

Equity method accounting requires that the Company record its investment on the consolidated balance sheets and recognize its share of the affiliate’s net income as earnings each year. During the years ended December 31, 2014 and 2013, the Company recognized $27 and $1,828, respectively, of income from equity method affiliates.  All of the investments accounted for under the equity method were either sold or liquidated prior to December 31, 2014.  See note 29 for information regarding transactions with the Company’s equity method investees.

16. VARIABLE INTEREST ENTITIES

The Company’s policy on accounting for VIEs is discussed in note 3-J.

The Company classifies the VIEs it is involved with into two groups: (i) VIEs managed by the Company and (ii) VIEs managed by third parties. In the case of the VIEs that the Company has been involved with, the Company has generally concluded that the entity that manages the VIE has the power to direct the matters that most significantly impact the VIEs financial performance. This is not a blanket conclusion as it is possible for an entity other than the manager to have the power to direct such matters. However, for all the VIEs the Company was involved with as of December 31, 2015, the Company has drawn this conclusion.

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

As of December 31, 2015, the Company had variable interests in various securitizations but determined that it was not the primary beneficiary and, therefore, was not consolidating the securitization VIEs. The maximum potential financial statement loss the Company could incur if the securitization vehicles were to default on all of their obligations is (i) the loss of value of the interests in securitizations that the Company holds in its inventory at the time and (ii) any management fee receivables in the case of managed VIEs. The Company has not provided financial support to these VIEs during the years ended December 31, 2015, 2014, and 2013 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2015 and 2014.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interest in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 17) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, but not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at December 31, 2015 and 2014.

NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	December 31, 2015

	Other Receivable	Other Investments, at fair value	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$1,466	$-	$1,466
Third party managed VIEs	65	11,603	11,668
Total	$1,531	$11,603	$13,134

	December 31, 2014

	Other Receivable	Other Investments, at fair value	Maximum Exposure to loss in non-consolidated VIEs
Managed VIEs	$1,829	$-	$1,829
Third party managed VIEs	73	21,528	21,601
Total	$1,902	$21,528	$23,430

17. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		December 31, 2015	December 31, 2014	Interest Rate Terms	Interest (3)	Maturity
Contingent convertible debt:
8.00% contingent convertible senior notes (the "8.0% Convertible Notes")	$8,248		$8,248	$8,248	Fixed	8.00%	September 2018 (1)
	8,248		8,248	8,248
Junior subordinated notes:
Alesco Capital Trust I	28,125	(2)	12,084	11,499	Variable	4.61%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	8,613	8,192	Variable	4.76%	March 2035
	$48,125		20,697	19,691
Total			$28,945	$27,939

(1)The holders of the 8.0% Convertible Notes may convert all or any part of the outstanding principal amount of the 8.0% Convertible Notes at any time prior to maturity into shares of the Company’s Common Stock at a conversion price of $3.00 per share, subject to customary anti-dilution adjustments.

(2)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above.  The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding.  However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock we hold of $1,489.  Accordingly, the Company shows the net par value not held by it of $48,125 in the table above.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0.

(3)Represents the interest rate as of the last day of the reporting period.

Contingent Convertible Senior Notes

10.50% Contingent Convertible Senior Notes due 2027 (the “10.5% Convertible Notes”)

The Company issued $8,121 aggregate principal amount of 10.5% Convertible Notes at par during the second half of 2011.  The 10.5% Convertible Notes were paid off in full in May 2014 during one of the available call periods.

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

As of December 31, 2015, the Company was in compliance with the covenants of the 8.0% Convertible Notes and has paid all of the interest due there under in cash.

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

The junior subordinated notes are payable to two special purpose trusts:

1. Alesco Capital Trust I:  $28,995 in aggregate principal amount issued in June 2007.  The notes mature on July 30, 2037 and may be called by the Company at any time. The notes accrue interest payable quarterly at a floating interest rate equal to LIBOR plus 400 basis points per annum through July 30, 2037. All principal is due at maturity. The Alesco Capital Trust I simultaneously issued 870 shares of the Alesco Capital Trust I’s common securities to the Company for a purchase price of $870, which constitutes all of the issued and outstanding common securities of the Alesco Capital Trust I.

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

Alesco Capital Trust I and Sunset Financial Trust (collectively, ”the Trusts”) described above are VIEs pursuant to variable interest provisions included in FASB ASC 810 because the holders of the equity investment at risk do not have adequate decision making ability over the Trusts’ activities. The Company is not the primary beneficiary of the Trusts as it does not have the power to direct the activities of the Trusts. The Trusts are not consolidated by the Company and, therefore, the Company’s consolidated financial statements include the junior subordinated notes issued to the Trusts as a liability, and the investment in the Trusts’ common securities as an asset. The common securities were deemed to have a fair value of $0 as of the Merger Date. These are accounted for as cost method investments; therefore, the Company does not adjust the value at each reporting period. Any income generated on the common securities is recorded as interest income, a component of interest expense, net, in the consolidated statement of operations.

The junior subordinated notes have several financial covenants. Since the Merger, IFMI has been in violation of one covenant of Alesco Capital Trust I. As a result of this violation, IFMI is prohibited from issuing additional debt that is either subordinated to or pari passu with Alesco Capital Trust I debt. This violation does not prohibit IFMI from issuing senior debt or the Operating LLC from issuing debt of any kind. IFMI is in compliance with all other covenants of the junior subordinated notes. The Company does not consider this violation to have a material adverse impact on its operations or on its ability to obtain financing in the future.

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

Deferred Financing

The Company paid $670 of deferred financing costs during the year ended December 31, 2013 associated with the issuance of the 8.0% Convertible Notes.  The Company recognized interest expense from deferred financing costs of $123,  $111, and $26 for the years ended December 31, 2015,  2014, and 2013, respectively.

Interest Expense, net

From January 1, 2013 to December 31, 2015, interest expense includes interest incurred in connection with the Company’s debt described in this note, the amortization of deferred financing related to the 8.0% Convertible Notes, the amortization of discount related to the convertible senior notes and the junior subordinated notes, interest income or expense related to the amounts owed to withdrawing partners of PrinceRidge (see note 18), and other miscellaneous items.

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

Conditionally Redeemable Non-Controlling Interest (Temporary Equity)

During 2013, the Company purchased $789 of non-controlling interest for cash from existing partners.  As of December 31, 2015 and 2014, the Company had no redeemable non-controlling interest outstanding.

Mandatorily Redeemable Non-Controlling Interest (Liability)

During the year ended December 31, 2013, the Company distributed cash of $86 to the holders of the mandatorily redeemable equity interests.  As of December 31, 2015 and 2014, the Company had no mandatorily redeemable non-controlling interest outstanding.

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

Preferred Stock

Series C Junior Participating Preferred Stock: Series C Junior Participating Preferred Stock (“Series C Preferred Stock”) was authorized by the Company’s board of directors in connection with the Stockholder Rights Plan discussed below. The Series C Preferred Stock has a par value of $0.001 per share and 10,000 shares were authorized as of December 31, 2015 and 2014.  The holders of Series C Preferred Stock are entitled to receive, when, as, and if declared by the Company’s board of directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September, and December in each year commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series C Preferred Stock. Dividends accrue and are cumulative. The holder of each share of Series C Junior Participating Preferred Stock is entitled to 10,000 votes on all matters submitted to a vote of the Company’s stockholders. Holders of Series C Preferred Stock are entitled to receive dividends, distributions or distributions upon liquidation, dissolution, or winding up of the Company in an amount equal to $100,000 per share of Series C Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions, whether or not declared, prior to payments made to holders of shares of stock ranking junior to the Series C Preferred Stock. The shares of Series C Preferred Stock are not redeemable. There were no shares of Series C Preferred Stock issued and outstanding as of December 31, 2015 and 2014.

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred  Stock (“Series E Preferred Stock”) has no economic rights but entitles Mr. Cohen, the Company’s vice chairman, to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  Each share of Series E Preferred Stock is entitled to one vote.  The 4,983,557 shares of Series E Preferred Stock currently outstanding are equivalent to the amount of Operating LLC membership units held by Mr. Cohen as of December 31, 2013.  See note 1. The Series E Preferred Stock effectively gives Mr. Cohen voting rights at the Company in the same proportion as his economic interest (as his membership units of the Operating LLC do not carry voting rights at the Company level).  The Series E Preferred Stock effectively enables Mr. Cohen to exercise approximately 27.2% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2015 (in addition to the voting power he holds through his common share ownership).  The terms of the Series E Preferred Stock provide that, if the Company causes the redemption of or otherwise acquires any of the Operating LLC units owned by Mr. Cohen as of May 9, 2013, then the Company will redeem an equal number of shares of Series E Preferred Stock.  The Series E Preferred Stock is otherwise perpetual. As of December 31, 2015, there were 4,983,557 shares of Series E Preferred Stock issued and outstanding. See Non-Controlling Interest — Future Conversion / Redemption of Operating LLC Units below.

Stockholder Rights Plan

In connection with the investments by Mead Park Capital and EBC (see note 4), on May 9, 2013, the Company’s board of directors adopted the Section 382 Rights Agreement between the Company and Computershare Shareowner Services LLC (the “2013 Rights Agreement”) in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its deferred tax assets to reduce potential future federal income tax obligations.  The Company’s board of directors authorized and declared a dividend distribution of one right for each share of the Company’s Common Stock outstanding at the close of business on May 20, 2013.  Each right entitled the registered holder to purchase from the Company one ten-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock at an exercise price of $100.00 per one ten-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock, subject to adjustment.

The rights would have become exercisable following (i) the 10th day following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 4.95% or more of the Company’s Common Stock or (ii) the 10th business day following the commencement of a tender offer or exchange offer that would result in a person or group having ownership of 4.95% or more of the Company’s Common Stock.

On August 28, 2015, the Company’s board of directors approved the redemption of all of the rights outstanding under the 2013 Rights Agreement.  The redemption immediately terminated all rights to exercise the rights and effectively terminated the Rights Agreement. Pursuant to the redemption, the Company paid to the holders of the rights a redemption price equal to $0.001 per Right, in cash, on September 8, 2015, for an aggregate amount of $15.

Net Share Settlement of Restricted Stock

The Company may, from time to time, net share settle equity-based awards for the payment of employees’ tax obligations to taxing authorities related to the vesting of such equity-based awards. The total shares withheld and retired are based on the value of the restricted award on the applicable vesting date as determined by the Company’s closing stock price. These net share settlements reduced the number of shares that would have otherwise been issued as a result of the vesting and do not represent an expense to the Company.

 Repurchases of Shares and Retirement of Treasury Stock

During the third quarter of 2014, the Company repurchased 100,000 shares of the Company’s Common Stock from the Company’s vice chairman, Daniel G. Cohen.  The Company retired these shares.

During the fourth quarter of 2014, the Company repurchased 100,000 shares of the Company’s Common Stock from the Company’s vice chairman, Daniel G. Cohen.  The Company retired these shares.

During the fourth quarter of 2015, the Company repurchased 2,000,000 shares of the Company’s Common Stock in connection with the Termination Agreement.  See note 4. The Company retired these shares.

Dividends and Distributions

During 2015,  2014, and 2013, the Company paid cash dividends on its outstanding Common Stock in the amount of $1,193,  $1,278, and $1,066, respectively. Pro-rata distributions were made to the other members of the Operating LLC upon the payment of dividends to the Company’s stockholders. During 2015,  2014, and 2013, the Company paid cash distributions of $427,  $419, and $431, respectively, to the holders of the non-controlling interest (that is, the members of the Operating LLC other than IFMI).

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans.  JVB is subject to net capital restrictions imposed by the SEC and FINRA, which require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit the Company’s ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFL is regulated by the FCA and must maintain certain minimum levels of capital but will allow withdrawal of excess capital without restriction. See note 23.

Shares Outstanding of Stockholders’ Equity of the Company

The following table summarizes the share transactions that occurred in stockholders’ equity during the years ended December 31, 2015,  2014, and 2013.

ROLLFORWARD OF SHARES OUTSTANDING OF
INSTITUTIONAL FINANCIAL MARKETS, INC.

	Common Stock	Restricted Stock	Treasury Stock	Total
December 31, 2012	10,794,725	757,826	-	11,552,551
Issuance of shares	2,935,506	-	-	2,935,506
Issuance as equity-based compensation	-	408,079	-	408,079
Vesting of shares / restricted units (1)	739,931	(649,796)	-	90,135
Shares withheld for employee taxes	(71,583)	-	-	(71,583)
Forfeiture / cancellation of restricted stock (2)	-	(104,983)	-	(104,983)
December 31, 2013	14,398,579	411,126	-	14,809,705
Issuance of shares	186,342	-	-	186,342
Issuance as equity-based compensation	-	158,438	-	158,438
Vesting of shares / restricted units (1)	511,318	(378,868)	-	132,450
Shares withheld for employee taxes	(37,458)	-	-	(37,458)
Forfeiture / cancellation of restricted stock	-	(32,258)	-	(32,258)
Repurchase and retirement of common stock	(200,000)			(200,000)
December 31, 2014 (2)	14,858,781	158,438	-	15,017,219
Issuance of shares		212,121	-	212,121
Issuance as equity-based compensation	-	153,471	-	153,471
Vesting of shares	176,338	(176,338)	-	-
Forfeiture / cancellation of restricted stock	-	(32,258)	-	(32,258)
Repurchase and retirement of common stock	(2,000,000)		-	(2,000,000)
December 31, 2015(2)	13,035,119	315,434	-	13,350,553

(1)Vesting includes 132,450 and 90,135 of previously unvested restricted units of IFMI Common Stock for the years ended December 31, 2014 and 2013, respectively.  See note 20.

(2)Excludes remaining restricted units of IFMI Common Stock. See note 20.

Non-Controlling Interest

Future Conversion / Redemption of Operating LLC Units

Of the 5,324,090 Operating LLC membership units not held by the Company as of December 31, 2015 and 2014, Daniel G. Cohen, the Company’s vice chairman, through CBF, a single member LLC, held 4,983,557 Operating LLC membership units. Each Operating LLC membership unit is redeemable at the member’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the holder’s redemption notice, or (ii) at the Company’s option, one share of the Company’s Common Stock subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’s Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock.

In connection with the private placement investment made in September 2013 by Mead Park Capital and EBC, as assignee of CBF, in IFMI, the Operating LLC issued 2,749,167 Operating LLC membership units to IFMI.

In connection with the repurchase and retirement of 200,000 of the Company’s Common Stock during 2014, IFMI surrendered 200,000 Operating LLC membership units.

In connection with the repurchase and retirement of 2,000,000 of the Company’s Common Stock during 2015, IFMI surrendered 2,000,000 Operating LLC membership units

Unit Issuance and Surrender Agreement — Acquisition and Surrender of Additional Units of the Operating LLC, net

Effective January 1, 2011, IFMI and the Operating LLC entered into a Unit Issuance and Surrender Agreement (the “UIS Agreement”) that was approved by IFMI’s board of directors and the board of managers of the Operating LLC. In an effort to maintain a 1:1 ratio of Common Stock to the number of membership units IFMI holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to IFMI when IFMI issues its Common Stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for IFMI to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased.

The following table summarizes the transactions that resulted in changes in the unit ownership of the Operating LLC including unit issuances and forfeitures related to the UIS agreement.

ROLLFORWARD OF UNITS OUTSTANDING OF
THE OPERATING LLC

	Units Held by IFMI	Units Held by Daniel G. Cohen	Units Held by Others	Total
December 31, 2012	11,133,538	4,983,557	340,533	16,457,628
Issuance of Units under UIS, net	502,614	-	-	502,614
Issuance of Units for Mead/EBC Investment	2,749,167			2,749,167
Vesting of Units	-	-	186,339	186,339
Redemption of Operating LLC Units for IFMI Shares	186,339	-	(186,339)	-
December 31, 2013	14,571,658	4,983,557	340,533	19,895,748
Issuance of Units under UIS, net	459,219	-	-	459,219
Vesting of Units	-	-	186,342	186,342
Redemption of Operating LLC Units for IFMI Shares	186,342	-	(186,342)	-
Repurchase and retirement of Common Stock	(200,000)			(200,000)
December 31, 2014	15,017,219	4,983,557	340,533	20,341,309
Issuance of Units under UIS, net	212,121	-	-	212,121
Repurchase and retirement of Common Stock	(2,000,000)	-	-	(2,000,000)
December 31, 2015	13,229,340	4,983,557	340,533	18,553,430

The following schedule presents the impact to permanent equity from IFMI’s ownership interest in the Operating LLC for the years ended December 31, 2015,  2014, and 2013.

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Net income / (loss) attributable to IFMI	$(4,079)	$(2,585)	$(13,318)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in IFMI's paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	90	215	2,764
Changes from net income / loss) attributable to IFMI and transfers (to) from non-controlling interest	$(3,989)	$(2,370)	$(10,554)

20. EQUITY-BASED COMPENSATION

As described in note 3-Q, the Company’s equity-based compensation paid to its employees is comprised of restricted units, restricted stock, and stock options.

The following table summarizes the amounts the Company recognized as equity-based compensation expense including restricted stock, restricted units, and stock options. These amounts are included as a component of compensation and benefits in the consolidated statements of operations. The remaining unrecognized compensation expense related to unvested awards at December 31, 2015 was $733 and the weighted average period of time over which this expense will be recognized is approximately 1.0 year. The awards assume estimated forfeitures during the vesting period, which were updated to reflect the actual forfeitures that occurred during the relevant periods.

EQUITY-BASED COMPENSATION INCLUDED IN COMPENSATION AND BENEFITS
(Dollars in Thousands)

	For the year ended December 31,
	2015	2014	2013
Equity based compensation expense	$1,189	$1,319	$1,947
Non-equity based compensation expense	26,839	28,445	45,220
Total compensation and benefits	$28,028	$29,764	$47,167

The following table summarizes the equity-based compensation by plan.  Each plan is discussed in detail below.

DETAIL OF EQUITY BASED COMPENSATION BY PLAN

	For the year ended December 31,
	2015	2014	2013
Operating LLC Units - JVB Acquisition	$-	$32	$911
Restricted Stock or Units - 2006/2010 Plans	440	538	905
Options - 2010 Plan	749	749	114
Restricted PrinceRidge units (1)	-	-	17
Total equity based compensation expense	$1,189	$1,319	$1,947

(1)

Relates to the issuance of restricted PrinceRidge units to certain investment banking professionals and executives of PrinceRidge. Also, in 2013, amounts include $44 of expense related to PrinceRidge restricted units grants accounted for as a liability instead of equity.  As of December 31, 2015 and 2014, there were no restricted PrinceRidge units outstanding.

Restricted Units of the Operating LLC Related to the JVB Holdings Acquisition

In connection with the acquisition of JVB Holdings in January 2011, the Company issued 559,020 restricted units of the Operating LLC to certain former owners of JVB who remained employees. These units included a service requirement and vested over a three year period ending in January 2014 and were treated as compensation for future service rather than as part of the purchase price to acquire JVB. The weighted average grant date fair value for the restricted units was $4.89. As of December 31, 2015 and 2014, no restricted units of the Operating LLC were unvested. All units of the Operating LLC vested and were redeemed and the Company issued an equivalent number of Common Stock for the redemption of the vested restricted units in each period. See note 19.

During the years ended December 31, 2015 and 2014, the total fair value of the restricted Operating LLC awards related to the JVB Holdings acquisition that vested based on the fair market value derived from the closing stock price of the Company’s Common Stock on the vesting date was $0 and $435, respectively.

The AFN 2006 Equity Incentive Plan and the Institutional Financial Markets Inc. 2010 Long-Term Incentive Plan – Restricted Common Stock, Restricted Units and Stock Options

In connection with the Merger, the Company assumed the AFN 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”). In addition, the Company adopted the Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan (the “2010 Equity Incentive Plan”) on April 22, 2010, which was approved by the Company’s stockholders at the Company’s annual meeting on December 10, 2010, and amended on April 18, 2011 and amended and restated on March 8, 2012 and again on November 30, 2013. The 2006 Equity Incentive Plan and the 2010 Equity Incentive Plan are collectively referred to as the “Equity Incentive Plans.” The Equity Incentive Plans provide for the granting of stock options, restricted Common Stock, restricted units, stock appreciation rights, and other share-based awards. The Equity Incentive Plans are administered by the compensation committee of the Company’s board of directors. As of December 31, 2015, 906,154 shares remained available to be issued under these plans.

RESTRICTED STOCK AND RESTRICTED UNITS - SERVICE BASED VESTING

	Number of Shares of Restricted Stock	Weighted average grant date fair value	Number of Restricted Units	Weighted average grant date fair value
Unvested at January 1, 2013	427,057	$1.87	172,585	$1.92
Granted	408,079	1.98	-	-
Vested	(522,008)	1.62	(40,135)	3.26
Forfeited	(1,828)	4.89	-	-
Unvested at December 31, 2013	311,300	2.42	132,450	1.51
Granted	158,438	2.43	-	-
Vested	(311,300)	2.42	(132,450)	1.51
Unvested at December 31, 2014	158,438	2.43	-	-
Granted	333,334	1.65	-	-
Vested	(176,338)	1.65	-	-
Unvested at December 31, 2015	315,434	$1.65	-	$-

RESTRICTED STOCK AND RESTRICTED UNITS - PERFORMANCE AND SERVICE BASED VESTING

	Number of Shares of Restricted Stock	Weighted average grant date fair value		Number of Restricted Units (1)	Weighted average grant date fair value
Unvested at January 1, 2013	330,769		$4.34	500,000	$-
Granted	-		-	50,000	2.42
Vested	(127,788)		4.34	(50,000)	2.42
Forfeited	(103,155)		4.89	-	-
Unvested at December 31, 2013	99,826		3.78	500,000	$-
Granted	-		-	-	-
Vested	(67,568)		4.89	-	-
Forfeited	(32,258)		1.47	-	-
Unvested at December 31, 2014	-		-	500,000	$-
Granted	32,258		1.75	-	-
Vested	-		-	-	-
Forfeited	(32,258)		1.75	-	-
Unvested at December 31, 2015	-	$		500,000	$-

  (1)During the first quarter of 2012, the Company issued 500,000 restricted units of Common Stock to a non-employee. FASB ASC 505-50 requires that an equity instrument issued to a non-employee should be measured by using the stock price and other measurement assumptions as of the earlier of the date at which either (i) a commitment for performance by the counterparty has been reached or (2) the counterparty’s performance is complete. In accordance with FASB ASC 505-50, the Company will not accrue any expense until the actual vesting date occurs.

The total fair value of all equity awards vested in each year based on the fair market value of the Company’s Common Stock on the vesting date during the years ended December 31, 2015,  2014, and 2013, was $288,  $1,086, and $1,667, respectively.

The restricted shares and restricted units of Common Stock typically may vest either quarterly, annually, or at the end of a specified term on a straight line basis over the remaining term of the awards, assuming the recipient is continuing in service to the Company at such date, and, in the case of performance based equity awards, the performance thresholds have been attained. In the case of director grants, the equity awards are restricted for one year but have no performance or service conditions. In the cases of graded vesting, the Company typically expenses the grant on a straight line basis if only service conditions are present but expenses on a graded basis if performance based conditions are present.

STOCK OPTIONS - SERVICE BASED VESTING

	Number of Options	Weighted Average Exercise Price	Weighted average grant date fair value	Weighted Average Remaining Contractual Term (in years)
Balance at January 1, 2014	3,000,000	$4.00	$ 0.70
Granted	278,571	4.00	$ 0.70
Exercised	-	-
Forfeited	(85,714)	4.00	$ 0.70
Balance at December 31, 2014	3,192,857	4.00	$ 0.70
Granted	-	-
Exercised	-	-
Forfeited	-	-	$ 0.70
Balance at December 31, 2015	3,192,857	$4.00	$ 0.70	2.9

Exercisable at December 31, 2015	1,526,189	$4.44

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing stock price of the Company’s Common Stock.  As of December 31, 2015 and 2014, all options were out of the money.

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

Contingent Issuance of Shares

On March 12, 2012, the Company entered into an agreement with unrelated third parties whereby the Company agreed to assist in the establishment of an international infrastructure finance business (“Infrastructure Finance Business”). As consideration for the Company’s assistance in establishing the Infrastructure Finance Business, the Company receives 8.0% of certain revenues of the manager of the Infrastructure Finance Business. The Infrastructure Finance Business revenue share arrangement expires when the Company has earned a cumulative $20,000 in revenue share payments or with the dissolution of the Infrastructure Finance Business’ management company.  Also, in any particular year, the revenue share earned by the Company cannot exceed $2,000.

In connection with this revenue share arrangement, the Company issued 500,000 restricted units of Common Stock to the managing member of the Infrastructure Finance Business, which vest 1/3 when the Company receives $6,000 of cumulative revenue share payments, 1/3 when the Company receives $12,000 of cumulative revenue share payments, and 1/3 when the Company receives $18,000 of cumulative revenue share payments. In certain circumstances, the Company retains the right to deliver fixed amounts of cash to the managing member of the Infrastructure Finance Business as opposed to vested shares of Common Stock.  As of December 31, 2015, the Company has earned $775 under the revenue share arrangement.

Because this grant of shares was to a non-employee, the Company will measure the fair value of this grant on the vesting date (based on its share price on those dates) rather than the grant date.  The Company has currently determined that the vesting of this grant is not probable, so no expense for this share grant has been recorded.

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

INCOME TAX EXPENSE
(Dollars in Thousands)

	Year Ended December 31,

	2015	2014	2013
Current income tax expense (benefit):
Federal income tax expense (benefit)	$61	$-	$(1,442)
Foreign income tax expense (benefit)	108	228	8
State and local income tax expense (benefit)	-	-	(58)
	169	228	(1,492)
Deferred income tax expense (benefit)
Federal income tax expense (benefit)	(143)	(566)	(1,827)
Foreign income tax expense (benefit)	-	-	-
State and local income tax expense (benefit)	59	(76)	(246)
	(84)	(642)	(2,073)

Total	$85	$(414)	$(3,565)

The components of income (loss) before income taxes is shown below.

INCOME (LOSS) BEFORE INCOME TAXES
(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	2013
Domestic	$(2,392)	$(2,583)	$(20,404)
Foreign	(3,191)	(1,503)	(3,080)
Total Income (loss) before income taxes	$(5,583)	$(4,086)	$(23,484)

As of December 31, 2015, the Company had net prepaid taxes of $4 included as a component of other assets in the consolidated balance sheet.  As of December 31, 2014, the Company had net current tax liability of $63 included as a component of accounts payable and other liabilities in the consolidated balance sheet.

The expected income tax expense /(benefit) using the federal statutory rate differs from income tax expense / (benefit) pertaining to pre-tax income / (loss) as a result of the following for the years ended December 31, 2015,  2014, and 2013.

INCOME TAX RATE RECONCILIATION
(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	2013
Federal statutory rate - 35%	$(1,954)	$(1,430)	$(8,220)
Pass thru impact	520	375	2,581
Deferred tax valuation allowance	1,291	489	3,812
Recognition of previously unrecognized tax benefit	-	-	(1,231)
Other	228	152	(507)
Total	$85	$(414)	$(3,565)

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

The components of the net deferred tax asset (liability) are as follows.

DEFERRED TAX ASSET AND LIABILITY
(Dollars in Thousands)

	December 31, 2015			December 31, 2014
	Asset	Liability	Net	Asset	Liability	Net
Federal net operating loss carry-forward	$33,577	$-	$33,577	$34,788	$-	$34,788
State net operating loss carry-forward	5,372	-	5,372	5,791	-	5,791
Federal capital loss carry-forward	54,445	-	54,445	10,597	-	10,597
Unrealized gain on debt	-	(11,938)	(11,938)	-	(12,426)	(12,426)
Unrealized loss on investment in Operating LLC	49,736	-	49,736	68,813	-	68,813
Other	834	-	834	754	-	754
Gross deferred tax asset / (liability)	143,964	(11,938)	132,026	120,743	(12,426)	108,317
Less: valuation allowance	(135,830)	-	(135,830)	(112,205)	-	(112,205)
Net deferred tax asset / (liability)	$8,134	$(11,938)	$(3,804)	$8,538	$(12,426)	$(3,888)

As of December 31, 2015, the Company had a federal net operating loss (“NOL”) of approximately $95,932, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses (“NCLs”) in excess of capital gains of $132,656 as of December 31, 2015, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carry forward will begin to expire in 2017. No assurance can be made that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers.

The Company has determined that its NOL and NCL carryovers are not currently limited by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). However, the Company may experience an ownership change as defined in that section (“Ownership Change”) in the future.

If an Ownership Change were to occur in the future, the Company’s ability to use its NOLs, NCLs, and certain recognized built-in losses to reduce its taxable income in a future year would generally be limited to an annual amount (the “Section 382 Limitation”) equal to the fair value of the Company immediately prior to the Ownership Change multiplied by the “long term tax-exempt interest rate.” In the event of an Ownership Change, NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carry forwards for the remainder of the carry forward period, and such NOLs and NCLs can be used to offset taxable income for years within the carry forward period subject to the Section 382 Limitation in each year. However, if the carry forward period for any NOL or NCL were to expire before that loss is fully utilized, the unused portion of that loss would be lost.  See discussion of stockholder rights plan in note 19.

Notwithstanding the facts that the Company has determined that the use of its remaining NOL and NCL carry forwards are not currently limited by Section 382 of the Code, the Company recorded a valuation allowance for a significant portion of its NOLs and NCLs when calculating its net deferred tax liability as of December 31, 2015. The valuation allowance was recorded because the Company determined it is not more likely than not that it will realize these benefits.

In determining its federal income tax provision for 2015, the Company has assumed that it will retain the valuation allowance applied against its deferred tax asset related to the NOL and NCL carry forwards as of December 31, 2015. The Company’s determination that it is not more likely than not that it will realize future tax benefits from the NOLs and NCLs may change in the future. In the future, the Company may conclude that it is more likely than not that it will realize the benefit of all or a portion of the NOL and NCL carry forwards. If it makes this determination in the future, the Company would reduce the valuation allowance and record a tax benefit as a component of the statements of operations in the period it makes this determination. From that point forward, the Company would begin to record net deferred tax expense for federal and state income taxes as a component of its provision for income tax expense as it utilizes the NOLs and NCLs, for which the valuation allowance was removed.

A reconciliation of the beginning and ending unrecognized tax benefits for years ended December 31, 2015,  2014, and 2013 follows.

UNRECOGNIZED TAX BENEFITS
(Dollars in Thousands)

	Year Ended
	(Dollars in Thousands)
	2015	2014	2013
Unrecognized tax benefits as of January 1	$-	$-	$1,231
Increases due to tax positions taken during prior periods	-	-	-
Increases due to tax positions taken in current period	-	-	-
Decreases due to settlements with tax authorities	-	-	-
Reductions due to lapse of applicable statute of limitations	-	-	(1,231)
Unrecognized tax benefits as of December 31	$-	$-	$-

During the years ended December 31, 2015,  2014, and 2013, the Company recognized interest expense of $0,  $0, and $79, respectively, included as a component of the provision for income tax. The Company files tax returns in the U.S. federal jurisdiction, various states or local jurisdictions, the United Kingdom, Spain, and France. With few exceptions, the Company is no longer subject to examination for years prior to 2011.

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

22. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table shows the components of other comprehensive income / (loss) and the tax effects allocated to other comprehensive income / (loss).

ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) AND INCOME TAX EFFECT OF ITEMS ALLOCATED TO OTHER COMPREHENSIVE INCOME / (LOSS)
(Dollars in Thousands)

	Foreign currency items	Tax effect	Total
December 31, 2012	$(495)	$-	$(495)
Change in foreign currency items	(14)	-	(14)
Other comprehensive income / (loss), net	(14)	-	(14)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(127)	-	(127)
December 31, 2013	(636)	-	(636)
Change in foreign currency items	(126)	-	(126)
Other comprehensive income / (loss), net	(126)	-	(126)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(10)	-	(10)
December 31, 2014	(772)	-	(772)
Change in foreign currency items	(161)	-	(161)
Other comprehensive income / (loss), net	(161)	-	(161)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(6)	-	(6)
December 31, 2015	$(939)	$-	$(939)

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

Statutory Net Capital Requirements
(Dollars in thousands)
	As of December 31, 2015
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$28,475	250	$28,225
CCFL	1,872	1,310	562
Total	$30,347	$1,560	$28,787

	As of December 31, 2014
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$12,750	$267	$12,483
CCFL	3,502	2,038	1,464
Total	$16,252	$2,305	$13,947

24 . EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Year Ended December 31,
	2015	2014	2013
Net income / (loss) attributable to IFMI	$(4,079)	$(2,585)	$(13,318)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	(1,589)	(1,087)	(6,592)
Add / (deduct): Adjustment (2)	103	185	876
Net income / (loss) on a fully converted basis	$(5,565)	$(3,487)	$(19,034)

Weighted average common shares outstanding - Basic	14,790,828	14,998,620	12,340,468
Unrestricted Operating LLC membership units (1)	5,324,090	5,324,130	5,324,090
Weighted average common shares outstanding - Diluted (3)	20,114,918	20,322,750	17,664,558

Net income / (loss) per common share - Basic	$(0.28)	$(0.17)	$(1.08)

Net income / (loss) per common share - Diluted	$(0.28)	$(0.17)	$(1.08)

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

(3)For the years ended December 31, 2015,  2014, and 2013, weighted average common shares outstanding excludes a total of 12,630,  121,914,  and 395,457 shares, respectively, representing restricted Operating LLC units, restricted IFMI Common Stock, and restricted units of IFMI Common Stock.  For the years ended December 31, 2015, 2014, and 2013, the weighted average common shares outstanding also excludes 2,749,167 shares,  2,749,167 shares, and 732,115 shares, respectively, from the assumed conversion of the 8% Convertibles Notes because the inclusion of the converted shares would be anti-dilutive.

25. RESERVE REQUIREMENTS

As of December 31, 2015 and 2014, JVB was not subject to the reserve requirements under Rule 15c3-3 of the Securities Exchange Act of 1934 because JVB does not carry securities accounts for their customers or perform custodial functions relating to customer securities and, therefore, they qualify for an exemption under Rule 15c3-3(k)(2)(ii).

26. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in several cities under agreements. Future minimum commitments under these operating leases are as follows.

FUTURE LEASE COMMITMENTS
(Dollars in Thousands)

	Lease	Less: Sublease	Net Commitment
2016	$4,057	$(2,490)	$1,567
2017	1,316	(363)	953
2018	763	(313)	450
2019	687	(288)	399
2020	700	(293)	407
2021 and Thereafter	146	(74)	72
	$7,669	$(3,821)	$3,848

Rent expense for the years ended December 31, 2015, 2014, and 2013 was $1,305,  $1,660, and $2,619, respectively, and was included in business development, occupancy, equipment expense in the consolidated statements of operations. Rent expense was recorded net of sublease income of $731,  $784, and $304, for the year ended December 31, 2015, 2014, and 2013, respectively. The lease commitments noted above represent the actual cash commitments and will not necessarily match the amount of rent expense recorded in the consolidated statements of operations. See note 3-N.

Legal and Regulatory Proceedings

The Company’s former U.S. broker-dealer subsidiary, Cohen & Company Securities, LLC (“CCS”), and one of its registered investment adviser subsidiaries, CIRA SCM, LLC (“CIRA”), were parties to litigation commenced on June 7, 2013, in the Supreme Court of the State of New York, captioned NRAM PLC (f/k/a Northern Rock (Asset Management) PLC) v. Société Générale Corporate and Investment Banking, et al.  The litigation settled in December 2015, and CCS and CIRA, which were indemnified parties, received full releases pursuant to the settlement agreement.  On December 29, 2015, the parties filed a Stipulation of Discontinuance discontinuing the litigation with prejudice.

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

27. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Principal Investing, and Asset Management. See note 1.

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

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2015
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$31,026	$-	$-	$31,026	$-	$31,026
Asset management	-	9,682	-	9,682	-	9,682
New issue and advisory	5,370	-	-	5,370	-	5,370
Principal transactions and other income	(1,759)	3,568	(1,731)	78	-	78
Total revenues	34,637	13,250	(1,731)	46,156	-	46,156
Total operating expenses	32,276	4,523	503	37,302	10,515	47,817
Operating income / (loss)	2,361	8,727	(2,234)	8,854	(10,515)	(1,661)
Income / (loss) from equity method affiliates	-	-	-	-	-	-
Other non-operating income / (expense)	(29)	-	-	(29)	(3,893)	(3,922)
Income / (loss) before income taxes	2,332	8,727	(2,234)	8,825	(14,408)	(5,583)
Income tax expense / (benefit)	-	-	-	-	85	85
Net income / (loss)	2,332	8,727	(2,234)	8,825	(14,493)	(5,668)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(1,589)	(1,589)
Net income / (loss) attributable to IFMI	$2,332	$8,727	$(2,234)	$8,825	$(12,904)	$(4,079)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$468	$33	$-	$501	$232	$733

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2014
(Dollars in Thousands)

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
(Dollars in Thousands)

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

Balance Sheet Data
As of December 31, 2015
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$281,813	$3,245	$15,039	$300,097	$8,728	$308,825

Included within total assets:
Investment in equity method affiliates	$-	$-	$-	$-	$-	$-
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

Balance Sheet Data
As of December 31, 2014
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$295,311	$5,548	$28,649	$329,508	$13,010	$342,518

Included within total assets:
Investment in equity method affiliates	$-	$-	$-	$-	$-	$-
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

Asset management total operating expenses include an impairment charge of $3,121 for the year ended December 31, 2014 related to the impairment of Cira SCM goodwill.

Geographic Information

The Company has conducted its business activities through offices in the following locations: (1) United States; (2) United Kingdom and other; and (3) Asia. Total revenues by geographic area are summarized as follows.

GEOGRAPHIC DATA
(Dollars in Thousands)

	For the year ended December 31,
	2015	2014	2013
Total Revenues:
United States	$39,524	$44,991	$44,043
United Kingdom & Other	6,632	10,636	11,178
Asia	-	123	2,296
Total	$46,156	$55,750	$57,517

Long-lived assets attributable to an individual country, other than the United States, are not material.  The Company no longer earns revenue in Asia effective with the sale of Star Asia Group.  See note 5.

28. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $3,026,  $3,011, and $3,170, for the years ended December 31, 2015, 2014, and 2013, respectively.

The Company paid income taxes of $191,  $113, and $351 for the years ended December 31, 2015, 2014, and 2013, respectively, and received income tax refunds of $33,  $105, and $96 for the years ended December 31, 2015, 2014, and 2013, respectively.

In 2015, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company acquired additional units of the Operating LLC pursuant to the UIS Agreement and in connection with the redemption of vested Operating LLC units by IFMI.  The Company recognized a net increase in additional paid-in capital of $90, a net decrease of $6 in accumulated other comprehensive income, and a decrease of $84 in non-controlling interest. See note 19.

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

29 . RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the years ended December 31, 2015,  2014, and 2013. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. Cohen Bros. Financial, LLC (“CBF”) and EBC 2013 Family Trust (“EBC”)

CBF has been identified as a related party because (i) CBF is a non-controlling interest holder of the Company and (ii) CBF is wholly owned by Daniel G. Cohen.

In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company. Mr. Cohen is a trustee of EBC.   The Company issued $2,400 in principal amount of the 8.0% Convertible Notes and $1,600 of the Company’s Common Stock to EBC.   See note C listed below and notes 4 and 17. The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at end of this section.

B. The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”) is identified as a related party because Mr. Cohen is TBBK’s chairman.

TBBK maintained deposits for the Company in the amount of $43 and $86 as of December 31, 2015 and 2014, respectively. These amounts are not disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of December 31, 2015 and 2014, the Company had repurchase agreements with TBBK as the counterparty in the amount of $0 and $46,275, respectively.  The fair value of the collateral provided to TBBK by the Company relating to these repurchase agreements was $0 and $48,482 at December 31, 2015 and 2014, respectively.  These amounts are included as a component of securities sold under agreement to repurchase in the consolidated balance sheets.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amounts of $541 and $461 for the years ended December 31, 2015 and 2014, respectively.  These amounts are included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

During the year ended December 31, 2013, the Company’s broker-dealer operations received a new issue fee of $174 from TBBK related to the placement of a CLO managed by a unrelated third party.

C.  Resource Securities, Inc. (formerly known as Chadwick Securities, Inc.), a registered broker-dealer subsidiary of Resource America, Inc. (“REXI”)

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

D. Mead Park Capital Partners LLC (“Mead Park Capital”), Mead Park Advisors LLC (“Mead Park”), Mr. Ricciardi, and Mr. DiMaio

Investment in IFMI by Mead Park Capital

In September 2013, Mead Park Capital made a $9,746 investment in the Company.  The Company issued $5,848 in principal amount of the 8.0% Convertible Notes and $3,898 of the Common Stock to Mead Park Capital (which were convertible, at any time by the holder thereof prior to the maturity of the notes into 1,949,167 shares of the Company’s Common Stock).  At that time Jack DiMaio, Jr. was the chief executive officer and founder of Mead Park Capital and Christopher Ricciardi, the Company’s former president, was a member of Mead Park Capital.  In connection with the September 25, 2013 closing of the transactions contemplated by the definitive agreements relating to Mead Park Capital’s investment in the Company, Jack DiMaio, Jr. and Mr. Ricciardi were added to the Company’s board of directors. Mr. DiMaio was also named the chairman of the Company’s board of directors. Mr. Ricciardi is no longer a director of the Company.  See notes 4 and 17.

Concurrent with the appointment of Mr. DiMaio and Mr. Ricciardi to the Company’s board of directors, Mead Park Capital was considered a related party of the Company.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tables at the end of this section.

On August 28, 2015, Mead Park Capital sold $4,386 of the 8.0% Convertible Notes and 1,461,876 shares of the Company’s Common Stock to the Edward E. Cohen IRA, of which Edward E. Cohen is the benefactor.  Edward E. Cohen is the father of Daniel G. Cohen.  The Company’s Common Stock and 8.0% Convertible Notes sold in this transaction represented substantially all of the amounts beneficially owned by Mr. DiMaio.  Also as a result of this transaction, Mr. DiMaio was no longer a member of Mead Park Capital.   Mr. DiMaio remains the chairman of the Company’s board of directors.  Mr. Ricciardi remained a member and sole manager of Mead Park Capital.

On October 16, 2015, the Company entered into the Termination Agreement.  Pursuant to the Termination Agreement, in connection with the termination of the Mead Park Purchase Agreement (as defined below) and all rights and obligations thereunder and the mutual release of claims set forth in the Termination Agreement, on October 16, 2015: (i) Mead Park Capital transferred to the Company 487,291 shares of the Company’s Common Stock; (ii) the Ricciardi Parties transferred to the Company 1,512,709 shares of the Company’s Common Stock; (iii) the Company and Mead Park Capital terminated in its entirety, effective October 16, 2015, that certain Securities Purchase Agreement, dated as of May 9, 2013, by and among the Company, Mead Park Capital and, solely for purposes of Section 6.3 thereof, Mead Park Holdings LP (the “Mead Park Purchase Agreement”); and (iv) the Company transferred $4,000 in cash to accounts designated by Mr. Ricciardi for the benefit of the Ricciardi Parties and Mead Park Capital.

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

Mr. Ricciardi did not sell any of the 8.0% Convertible Notes beneficially owned by him as part of either the August 28, 2015 or October 16, 2015 transactions.  During 2015, Mead Park Capital transferred the remaining notes it held, in the amount of $1,462 of the aggregated principal amount, to Mr. Ricciardi.  At the Company’s annual meeting held on December 21, 2015, Mr. Ricciardi was not reelected to the Company’s board of directors.   Subsequent to this date, Mr. Ricciardi is no longer considered a related party.

CDO Sub-Advisory Agreement with Mead Park Advisors, LLC

In July 2014, IFMI’s subsidiaries, Cohen & Company Financial Management LLC (“CCFM”) and Dekania Capital Management, LLC (“DCM”), entered into a CDO sub-advisory agreement with Mead Park Advisors, LLC (“Mead Park Advisors”) whereby Mead Park Advisors will render investment advice and provide assistance to CCFM and DCM with respect to their management of certain CDOs.   The Company incurred consulting fee expense related to this sub-advisory agreement, which is disclosed as part of professional fee and other operating in the tables at the end of this section.  Mead Park Advisors, LLC remains a related party of the Company because Jack DiMaio maintains an ownership interest in it.

E. The Edward E. Cohen IRA

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

F. Woodlea Consulting, LLC

In March 2015, the Operating LLC entered into an advisory agreement with Woodlea Consulting, LLC (“Woodlea”), a Delaware limited liability company of which Mr. Ricciardi is the sole owner.  Woodlea rendered advisory services on the execution of strategic alternatives to the Operating LLC.  The advisory agreement was terminated on June 2, 2015.  Mr. Ricciardi was a member of the Company’s board of directors during the entire term of this advisory agreement.  The Company incurred consulting fee expense related to this agreement, which is disclosed as part of professional fee and other operating in the tables at the end of this section.

G. Transactions between Star Asia Manager and the Company

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

2. Star Asia Capital Management serves as the external manager of Star Asia Opportunity (see paragraph G-2 below). Star Asia Capital Management had been identified as a related party because it was an equity method investee of the Company. The Company recognized its share of the income or loss of Star Asia Capital Management as income or loss from equity method affiliates in the consolidated statements of operations. Income or loss recognized under the equity method is disclosed in the table at the end of this section. On February 20, 2014, the Company completed the sale of its interests in the Star Asia Group, including Star Asia Capital Management.

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

H.  Investment Vehicles and Other

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

3. EuroDekania has been identified as a related party because the vice chairman of the Company’s board of directors and of the board of managers of the Operating LLC, president and chief executive of the Company’s European business, and president of CCFL (formerly the chairman and chief executive officer) was a member of EuroDekania’sboard of directors from its inception through December 18, 2013. Effective thereafter, EuroDekania is no longer considered a related party.  The Company has a management contract with and an investment in EuroDekania. Dividends received, gains or losses recognized from its investment are disclosed as part of principal transactions and other income in the tables at the end of this section. Amounts earned from its management contract are disclosed as part of management fee revenue in the tables at the end of this section.

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

RELATED PARTY TRANSACTIONS
For the Year Ended December 31, 2015
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions and other income	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
TBBK	$-	$-	$-	$-	$-	$-
EBC	-	-	-	-	-	228
Edward E. Cohen IRA	-	-	-	-	-	210
Mead Park Capital	-	-	-	-	-	340
Mead Park	-	-	-	-	200	-
Resource America	-	3	-	-		-
Woodlea	-	-	-	-	39	-
	$-	$3	$-	$-	239	$778

RELATED PARTY TRANSACTIONS
For the Year Ended December 31, 2014
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions and other income	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
TBBK	$-	$24	$-	$-	$-	$-
Star Asia	125	-	-	-	-	-
Star Asia Capital Management	-	-	-	13	-	-
SAA Manager	-	-	-	14	-	-
EBC	-	-	-	-	-	224
Mead Park Capital	-	-	-	-	-	547
	$125	$24	$-	$27	$-	$771

(1) Beginning March 1, 2013, Star Asia Manager was consolidated by the Company.  Prior to that, it was treated as an equity method investment.  See note A above.

RELATED PARTY TRANSACTIONS
For the Year Ended December 31, 2013
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions and other income	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
TBBK	$-	$483	$-	$-	$-	$-
Star Asia	2,329	-	(13,065)	-	-	-
Star Asia Manager (1)	-	-	-	158	-	-
Star Asia SPV	-	-	-	1,287	-	-
Star Asia Opportunity	-	-	-	(5)	-	-
Star Asia Capital Management	-	-	-	145	-	-
Star Asia Special Situations Fund	-	-	152	-	-	-
SAA Manager	-	-	-	255	-	-
EuroDekania	-	-	1,971	-	-	-
Deep Value	-	-	-	(13)	-	-
EBC	-	-	-	-	-	59
Mead Park Capital	-	-	-	-	-	144
Other	-	-	-	1	-	-
	$2,329	$483	$(10,942)	$1,828	$-	$203

(1) Beginning March 1, 2013, Star Asia Manager was consolidated by the Company.  Prior to that, it was treated as an equity method investment.  See note A above.

The following related party transactions are non-routine and are not included in the tables above.

I. Additional Investment in the Star Asia Special Situations Fund

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

The Company has a sublease agreement for certain office space with the Company’s chairman of the board.  The Company receives payments under this agreement.  The payments are recorded as a reduction in the related rent and utility expenses.  The Company recorded a reduction in rent and utility expense in the amount of $14 and $8 respectively.

The Company sold a car it owned to Daniel Cohen for $9 in September 2015 resulting in a $9 gain.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made to the plan on behalf of the Company were $214,  $261, and $461 for the years ended December 31, 2015, 2014, and 2013 respectively.

K.  Purchase of Common Stock from vice chairman

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

L.  Sale of European Operations

On August 19, 2014, the Operating LLC entered into a definitive agreement, as amended, to sell its European operations to C&Co Europe Acquisition LLC, an entity controlled by Daniel G. Cohen, the vice chairman of the Company’s board of directors and of the board of managers of the Operating LLC, president and chief executive of the Company’s European business, and the president of CCFL.  See note 5.

30. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from /due to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 29 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	December 31, 2015	December 31, 2014
Employees & other	$77	$552
Due from Related Parties	$77	$552

Mead Park	$50	$-
Total Due to Related Parties	$50	$-

SCHEDULE I

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INSTITUTIONAL FINANCIAL MARKETS, INC. (PARENT COMPANY)
Balance Sheet
(Dollars in Thousands)

	December 31, 2015	December 31, 2014
Assets
Cash	$3	$8
Investment in IFMI, LLC	72,295	79,816
Other assets	410	555
Total assets	$72,708	$80,379

Liabilities
Accrued interest and other liabilities	$199	$317
Deferred income taxes	3,804	3,888
Debt	28,945	27,939
Total liabilities	32,948	32,144

Stockholders’ Equity
Preferred Stock:	5	5
Common Stock	13	15
Additional paid-in capital	71,570	74,604
Accumulated deficit	(30,889)	(25,617)
Accumulated other comprehensive loss	(939)	(772)
Total stockholders’ equity	39,760	48,235

Total liabilities and stockholders’ equity	$72,708	$80,379

See accompanying notes to condensed financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INSTITUTIONAL FINANCIAL MARKETS, INC. (PARENT COMPANY)
Statement of Operations
(Dollars in Thousands)

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013

Revenues
Equity in undistributed earnings / (loss) from IFMI, LLC	$(180)	$1,174	$(11,502)
Total revenues	(180)	1,174	(11,502)
Operating income / (loss)	(180)	1,174	(11,502)
Non-operating expense
Interest expense	(3,922)	(4,401)	(4,001)
Income / (loss) before income taxes	(4,102)	(3,227)	(15,503)
Income tax (benefit) / expense	(23)	(642)	(2,185)
Net income / (loss)	$(4,079)	$(2,585)	$(13,318)

See accompanying notes to condensed financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INSTITUTIONAL FINANCIAL MARKETS, INC. (PARENT COMPANY)
Statement of Cash Flows
(Dollars in Thousands)

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013

Operating activities
Net income / (loss)	$(4,079)	$(2,585)	$(13,318)
Adjustments to reconcile net income / (loss) to net cash provided by / (used) in operating activities:
Equity in undistributed earnings / (loss) from IFMI, LLC	180	(1,174)	11,502
Distributions from / (contributions to) IFMI, LLC	8,138	7,810	(3,653)
Other (income) / expense	-	-	15
Amortization of discount of debt	1,006	1,380	906
(Increase) / decrease in other assets	145	111	32
Increase / (decrease) in accounts payable and other liabilities	(118)	(58)	74
Increase / (decrease) in deferred income taxes	(84)	(642)	(2,144)
Net cash provided by / (used in) operating activities	5,188	4,842	(6,586)
Financing activities
Repurchase and repayment of debt	-	(3,115)	(5,000)
Issuance of debt	-	-	8,248
Payments for deferred financing costs	-	-	(670)
Cash used to net share settle equity awards	-	(64)	(110)
Proceeds from issuance of stock, net	-	-	5,051
Repurchase of stock	(4,000)	(384)	-
Dividends paid to stockholders	(1,193)	(1,278)	(1,066)
Net cash provided by / (used in) financing activities	(5,193)	(4,841)	6,453
Net increase (decrease) in cash and cash equivalents	(5)	1	(133)
Cash and cash equivalents, beginning of period	8	7	140
Cash and cash equivalents, end of period	$3	$8	$7

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

INSTITUTIONAL FINANCIAL MARKETS, INC.

SELECTED QUARTERLY FINANCIAL RESULTS (Unaudited)

(Dollars in Thousands, except share and per share information)

The following tables present our unaudited consolidated statements of operations data for the eight quarters ended December 31, 2015 and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014

Total revenues	$9,384	$12,927	$11,051	$12,794	$17,776	$10,552	$14,235	$13,187
Operating expenses
Compensation and benefits	7,245	7,044	6,151	7,588	7,626	6,600	7,568	7,970
Business development, occupancy, equipment	845	901	824	818	955	904	979	1,058
Subscriptions, clearing, and execution	2,032	1,786	1,498	1,848	2,422	1,843	2,052	2,199
Professional fee and other operating	2,151	2,488	1,840	2,025	2,296	1,537	1,908	3,321
Depreciation and amortization	122	150	227	234	254	251	267	331
Impairment of goodwill	-	-	-	-	-	-	3,121	-
Total operating expenses	12,395	12,369	10,540	12,513	13,553	11,135	15,895	14,879
Operating income / (loss)	(3,011)	558	511	281	4,223	(583)	(1,660)	(1,692)
Non-operating income / (expense)
Interest expense	(971)	(984)	(991)	(976)	(1,084)	(1,079)	(1,109)	(1,129)
Income / (loss) from equity method affiliates	-	-	-	-	-	-	1	26
Income/(loss) before income taxes	(3,982)	(426)	(480)	(695)	3,139	(1,662)	(2,768)	(2,795)
Income tax expense / (benefit)	(182)	221	(15)	61	(575)	62	89	10
Net income / (loss)	(3,800)	(647)	(465)	(756)	3,714	(1,724)	(2,857)	(2,805)
Less: Net income / (loss) attributable to the non-controlling interest	(1,157)	(114)	(120)	(198)	823	(469)	(734)	(707)
Net income / (loss) attributable to IFMI.	$(2,643)	$(533)	$(345)	$(558)	$2,891	$(1,255)	$(2,123)	$(2,098)

Earnings / (loss) per common share — basic	$(0.19)	$(0.03)	$(0.02)	$(0.04)	$0.19	$(0.08)	$(0.14)	$(0.14)
Weighted average common shares outstanding — basic	13,555,427	15,229,340	15,229,340	15,149,205	14,953,702	15,066,621	15,105,751	14,868,407
Earnings / (loss) per common share — diluted	$(0.19)	$(0.03)	$(0.02)	$(0.04)	$0.19	$(0.08)	$(0.14)	$(0.14)
Weighted average common shares outstanding — diluted	18,879,517	20,553,430	20,553,430	20,473,295	20,384,024	20,390,761	20,429,891	20,192,540

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