Form 10-K/A
period 2015-12-31
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2016-04-26
CIK 1270436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-32026

INSTITUTIONAL
FINANCIAL MARKETS, INC.

(Exact name of registrant as specified in its charter)

Maryland	16-1685692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cira Centre 2929 Arch Street, 17th Floor Philadelphia, Pennsylvania	19104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (215) 701-9555

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	NYSE MKT LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files, Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2015, the aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price on that date of $1.35 on the NYSE MKT, was approximately $13.7 million.

As of April 22, 2016, there were 12,231,782 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None.

INSTITUTIONAL FINANCIAL MARKETS, INC.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10—K (this “Amendment”) amends the Annual Report on Form 10—K for the fiscal year ended December 31, 2015 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2016, of Institutional Financial Markets, Inc.  Because we do not expect to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2015, we are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of the SEC’s Form 10-K and not included in the Original Filing.  The reference on the cover of the Original Filing to the incorporation by reference to portions of our  proxy statement for our 2016 Annual Meeting of Stockholders into Part III of the Original Filing is hereby deleted.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.  We have included Part IV, Item 15 in this Amendment solely to reflect the filing of these exhibits with this Amendment.  We are not including certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment.

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

PART III

ITEM 10                                            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Names of Directors and Biographical Information

Daniel G. Cohen, age 46, has, since September 16, 2013, served as the Vice Chairman of the Board of Directors of the Company (the “Board” or “Board of Directors”) and of the board of managers of the Company’s majority owned subsidiary, IFMI, LLC (“IFMI, LLC”), as President and Chief Executive of the Company’s European Business, and as President, a director and the Chief Investment Officer of the Company’s indirect majority owned subsidiary, Cohen & Company Financial Limited (formerly known as EuroDekania Management Limited), a Financial Conduct Authority regulated investment advisor and broker-dealer focusing on the European capital markets (“CCFL”).  Mr. Cohen served as the Chief Executive Officer and Chief Investment Officer of the Company from December 16, 2009 to September 16, 2013 and as the Chairman of the Board of Directors from October 6, 2006 to September 16, 2013.  Mr. Cohen served as the executive Chairman of the Company from October 18, 2006 to December 16, 2009.  In addition, Mr. Cohen served as the Chairman of the board of managers of IFMI, LLC from 2001 to September 16, 2013, as the Chief Investment Officer of IFMI, LLC from October 2008 to September 16, 2013, and as Chief Executive Officer of IFMI, LLC from December 16, 2009 to September 16, 2013.  Mr. Cohen served as the Chairman and Chief Executive Officer of J.V.B. Financial Group, LLC (formerly C&Co/PrinceRidge Partners LLC), the Company’s indirect broker dealer subsidiary (“JVB”), from July 19, 2012 to September 16, 2013.  Mr. Cohen served as a director of Star Asia Finance, Limited (“Star Asia”), a permanent capital vehicle investing in Asian commercial real estate, until the Company’s sale of its interest in Star Asia on February 20, 2014.  Mr. Cohen served as Chairman of Cohen Financial Group, Inc. since its inception in April 2007 until its liquidation in February 2012.  Mr. Cohen served as a director of Muni Funding Company of America, LLC, a company investing in middle-market non-profit organizations until it merged with Tiptree Financial Partners, L.P. in June 2011.  Since 2000, Mr. Cohen has been the Chairman of the board of directors of The Bancorp, Inc. (NASDAQ: TBBK), a holding company for The Bancorp Bank, which provides various commercial and retail banking products and services to small and mid-size businesses and their principals in the United States, and since January 2015 has served as Executive Chairman of The Bancorp Bank.  Mr. Cohen is a member of the Academy of the University of Pennsylvania, a member of the Visiting Committees for the Humanities and a member of the Paris Center of the University of Chicago.  Mr. Cohen is also a Trustee of the List College Board of the Jewish Theological Seminary, a member of the board of the Columbia Global Center in Paris, a Trustee of the Paideia Institute and a Trustee of the Arete Foundation.

Thomas P. Costello, age 70, has served as our director and as the Chairman of the Audit Committee of the Board of Directors (the “Audit Committee”) since October 6, 2006.  Mr. Costello served as a trustee and Chairman of the audit committee of the board of trustees of Alesco Financial Trust (“AFT”) from January 2006 until the merger of Sunset Financial Resources, Inc. (“Sunset”) with AFT.  Mr. Costello served as a director for KPMG LLP from 2002 to 2004.  Prior to that, he was employed at Arthur Andersen LLP for 35 years, including serving as National Practice Director from 1996 to 2002, where he was responsible for the accounting and audit practices of the Arthur Andersen offices in the southeast region of the United States.  From 1985 to 1996, he served as partner in charge of the accounting and audit practice in Arthur Andersen’s Philadelphia office. Prior to that, he acted as engagement partner where he served clients in numerous industries and worked with both large multinational and small and mid-sized public companies.  From December 2006 to February 2011, Mr. Costello served on the board of directors and was the Chairman of the audit committee of Advanta Corp., a Pennsylvania-based financial services company that is in the process of liquidation.  Mr. Costello also is a member of the Board of Trustees and serves on the Audit and Compliance Committee of Thomas Jefferson University Hospital. Mr. Costello is a Certified Public Accountant.

G. Steven Dawson, age 58, has served as our director since January 11, 2005.  Mr. Dawson also serves as the Chairman of the Nominating and Corporate Governance Committee of the Board of Directors (the “Nominating and Corporate Governance Committee”), as a member of the Audit Committee, and as a member of the Compensation Committee of the Board of Directors (the “Compensation Committee”).  Mr. Dawson was previously a member of the compensation committee and nominating and corporate governance committee for Sunset, and was also the Chairman of Sunset’s special committee in connection with Sunset’s merger with AFT.  Mr. Dawson is a private investor and in addition to his current board activities noted above, he has, from time to time, served on the boards of other public and private companies.  He currently serves on the board of directors of Medical Properties Trust (NYSE: MPW), a Birmingham, Alabama-based real estate investment trust (“REIT”) specializing in the ownership of acute care facilities and related medical properties (Chairman of the audit committee) and American Campus Communities (NYSE: ACC), an Austin-based equity REIT focused on student housing (Chairman of the audit committee; member of the compensation committee).  From 1990 to 2003, Mr. Dawson served as Chief Financial Officer of Camden Property Trust and its predecessors, a multi-family REIT based in Houston with apartment operations, construction and development activities throughout the United States.

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

Jack Haraburda, age 77, has served as our director, a member of the Nominating and Corporate Governance Committee (except for a seven month period in 2010) and the Chairman of the Compensation Committee since October 6, 2006.  Mr. Haraburda served as a trustee and Chairman of the compensation committee of AFT’s board of trustees from January 2006 until Sunset’s merger with AFT.  Mr. Haraburda is the managing partner of CJH Securities Information Group, a professional coaching business.  Mr. Haraburda served as managing director for the Philadelphia Complex of Merrill Lynch, Pierce, Fenner & Smith Incorporated from 2003 to 2005.  He has also served in various positions at Merrill Lynch from 1984 until 2003, including as managing director of Merrill Lynch’s Princeton Complex, resident Vice President of Merrill Lynch’s Philadelphia Main Line Complex, marketing director and national sales manager of Merrill Lynch Life Agency and Chairman of Merrill Lynch Metals Company.  From 1980 to 1984, he was managing director of Comark Securities, a government securities dealer.  From 1968 until 1980, he served as a financial advisor, national sales manager for the Commodity Division, manager of the Atlanta Commodity Office and the Bala Cynwyd office of Merrill Lynch.

Diana Louise Liberto, age 58, has served as our director since December 21, 2015 and serves as a member of the Nominating and Corporate Governance Committee.  Ms. Liberto is a graduate of Rutgers University School of Law, having earned a JD degree with honors.  After clerking for a United States District Court Judge from September 1991 to September 1992, Ms. Liberto worked with a private law firm in Philadelphia, Pennsylvania.  Ms. Liberto then joined the office of the General Counsel of Wal-Mart Stores, Inc., serving in various capacities from 2004 until October 2015, including an interim position in India.  In 2015, Ms. Liberto became the Chief Executive Officer of WalkMyMind, Inc., a corporate and personal wellness company headquartered in Philadelphia, Pennsylvania.

James J. McEntee, III, age 58 has served as our director since December 21, 2015 and serves as a member of the Investment Committee of the Board of Directors (the “Investment Committee”).  Mr. McEntee served as a director and as the President and Chief Executive Officer of the Company from October 2006 until October 2013.  Mr. McEntee has been a director of The Bancorp (NASDAQ: TBBK) since September 2000, has been a director of T-REX Group (a privately held company that provides a comprehensive financial services platform focused on renewable energy assets) since October 2014, and has served as the Chief Financial Officer and Chief Operating Officer of Fintech Acquisition Corp (NASDAQ: FNTC) since January 2015.  Mr. McEntee was the Vice-Chairman and Co-Chief Operating Officer of C&Co/PrinceRidge LLC (formerly known as The PrinceRidge Group LLC) from October 2012 until October 2013.  Mr. McEntee was the Chief Executive Officer of Alesco Financial, Inc. from the date of its incorporation in 2006 until its merger with Cohen & Company Inc. in December 2009 and was the Chief Operating Officer of Cohen & Company Inc. from March 2003 until December 2009.  Mr. McEntee was a principal in Harron Capital, L.P., a media and communications venture capital fund, from 1999 to September 2002.  From 1990 through 1999, Mr. McEntee was a stockholder at Lamb McErlane, PC, a law firm, and from 2000 until 2004 was of counsel to Lamb McErlane.  Mr. McEntee was previously a director of Pegasus Communications Corporation, a publicly held provider of communications and other services, and of several other private companies.

Neil S. Subin, age 51, has served as our director since June 7, 2011.  Mr. Subin also serves as a member of the Audit Committee, the Compensation Committee and the Investment Committee.  Mr. Subin has served as Chairman of the Board of Broadbill Investment Partners, LP, a private investment fund, since 2011.  Mr. Subin founded and has been the managing director and president of Trendex Capital Management, a private investment fund focusing primarily on financially distressed companies, since its formation in 1991.  Prior to forming Trendex Capital, Mr. Subin was a private investor from 1988 to 1991 and was an associate with Oppenheimer & Co. from 1986 to 1988.  Mr. Subin has served as a director of Phosphate Holdings, Inc. (OTC: PHOS.PK) since November 2010 and as a director of Federal-Mogul Corporation (NASDAQ: FDML) since December 2007.  Mr. Subin also served as a director of Primus Telecommunications Group, Incorporated (OTCBB: PMUG.OB) from July 2009 until December 2013, as a director of Movie Gallery, Inc. (OTC: MOVIQ.PK) from May 2008 to December 2010, as a director of FiberTower Corporation (NASDAQ: FTWR) from December 2001 to December 2009, and as a director of Hancock Fabrics, Inc. (OTC: HKFI.PK) from August 2009 through December 2015.

When determining whether it is appropriate for each director to serve on the Board of Directors, the Board focuses primarily on the information provided in each of the director’s individual biographies set forth above and its knowledge of the character and strengths of the sitting directors.  With respect to Mr. Cohen, the Company considered his years of executive leadership with IFMI, LLC as well as other companies, his extensive investment experience and his expertise in strategic planning and business expansion.  With regard to Mr. Costello, the Company considered his significant audit experience as well as his expertise and background with regard to accounting and financial matters generally.  With regard to Mr. Dawson, the Company considered his experience as a director of the Company and its predecessors as well as his prior experience as the Chief Financial Officer of a public company and as an independent director for other public companies.  With regard to Mr. DiMaio, the Company considered his significant experience in the financial services industry, including serving in management positions of other financial institutions, and his unique perspective with respect to corporate strategy and business development.  With regard to Mr. Haraburda, the Company considered his experience as a director of the Company and its predecessors as well as his extensive knowledge of the securities industry.  With regard to Ms. Liberto, the Company considered her legal background and knowledge of corporate governance matters. With regard to Mr. McEntee, the Company considered his extensive leadership in the investment management industry generally, as well as his deep understanding of the Company, its products and its businesses.  With regard to Mr. Subin, the Company considered his extensive experience and expertise in the investment management field, particularly with respect to investing in financially distressed companies.

Rights of Certain Stockholders to Nominate Directors

On May 9, 2013, the Company entered into a Securities Purchase Agreement (the “CBF Purchase Agreement”) regarding a strategic investment in the Company by Cohen Bros. Financial, LLC, of which Mr. Cohen is the sole member (“CBF”).  Pursuant to the CBF Purchase Agreement, the Company agreed, among other things, that at any meeting at which the Company’s stockholders may vote for the election of directors, for so long as CBF, and certain of its affiliates collectively own 10% or more of the Company’s outstanding common stock (as calculated under the CBF Purchase Agreement), CBF may designate one individual to stand for election at such meeting.

On October 16, 2015, the Company entered into a Termination and Release Agreement (the “Termination Agreement”), by and among the Company; Christopher Ricciardi, a member of the Board of Directors at the time; Stephanie Ricciardi, Mr. Ricciardi’s spouse; and the Ricciardi Family Foundation, a New York charitable not-for-profit corporation of which Mr. and Mrs. Ricciardi serve as directors; and Mead Park Capital Partners LLC (“Mead Park”).  Pursuant to the Termination Agreement, if, during the Termination Agreement Period, any meeting occurs at which the Company’s stockholders vote for the election of the Company’s directors, then (i) the Board of Directors will nominate Mr. Ricciardi to stand for election to the Board at such meeting; and (ii) the Board of Directors will (a) recommend to the Company’s stockholders the election of Mr. Ricciardi at such meeting, and (b) solicit proxies for Mr. Ricciardi in connection with such meeting to the same extent as it does for any of its other nominees to the Board of Directors.

Names of Executive Officers and Biographical Information

Set forth below is information regarding our executive officers as of April 26, 2016.

Name	Age	Position
Lester R. Brafman	53	Chief Executive Officer
Daniel G. Cohen	46	President and Chief Executive, European Business
Joseph W. Pooler, Jr.	50	Executive Vice President, Chief Financial Officer and Treasurer

Lester R. Brafman, age 53, has served as the Chief Executive Officer of the Company and of IFMI, LLC since September 16, 2013.  Mr. Brafman served as the President of the Company and of IFMI, LLC from June 3, 2013 until September 16, 2013.  Prior to joining the Company and IFMI, LLC, Mr. Brafman served as a Managing Director at Goldman Sachs & Co. from July 2001 until August 2012.  During his tenure at Goldman Sachs, Mr. Brafman held various positions including in Leveraged Finance Sales; as Chief Operating Officer of Global Credit and Mortgage Trading; and as Head of High Yield and Distressed Trading.  Prior to joining Goldman Sachs, Mr. Brafman served as a Managing Director at Credit Suisse First Boston from July 1994 until October 2000 where, over the course of his employment, he served as Head of High Yield Trading and as Head of Emerging Market and Sovereign Trading.  Prior to joining Credit Suisse, Mr. Brafman worked at Wasserstein Perella & Co. from March 1992 until July 1994, and at Lehman Brothers Holdings Inc. from September 1988 until March 1992.  Mr. Brafman received a B.A. from Columbia University and an M.B.A. from the Amos Tuck School of Business Administration, Dartmouth College.

Daniel G. Cohen, age 45, has served as the President and Chief Executive of the Company’s European Business since September 16, 2013.  See Item 10 “Directors, Executive Officers and Corporate Governance — Names of Directors and Biographical Information” above for Mr. Cohen’s biographical information.

Joseph W. Pooler, Jr., age 50, has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since December 16, 2009 and as IFMI, LLC’s Chief Financial Officer since November 2007 and as Chief Administrative Officer since May 2007.  From July 2006 to November 2007, Mr. Pooler also served as Senior Vice President of Finance of IFMI, LLC.  From November 2007 to March 2009, Mr. Pooler also served as Chief Financial Officer of Muni Funding Company of America, LLC, a company investing in middle-market non-profit organizations.  Prior to joining IFMI, LLC, from 1999 to 2005, Mr. Pooler held key management positions at Pegasus Communications Corporation (now known as The Pegasus Companies, Inc. (OTC: PEGX)), which operated in the direct broadcast satellite television and broadcast television station segments.  While at Pegasus, Mr. Pooler held various positions including Chief Financial Officer, Principal Accounting Officer, and Senior Vice President of Finance.  From 1993 to 1999, Mr. Pooler held various management positions with MEDIQ, Incorporated, including Corporate Controller, Director of Operations, and Director of Sales Support.  Mr. Pooler holds a B.A. from Ursinus College, an M.B.A. from Drexel University, and was a Certified Public Accountant in the Commonwealth of Pennsylvania (license lapsed).

No executive officer was selected as a result of any arrangement or understanding between the executive officer or any other person.  All executive officers are appointed annually by, and serve at the discretion of, our Board of Directors.

Family Relationships

There is no family relationship between any of our directors or executive officers.

Legal Proceedings

None of our directors or executive officers have been involved in any events enumerated under Item 401(f) of Regulation S-K during the past ten years that are material to an evaluation of the ability or integrity of such persons to be our directors or executive officers.

No material proceedings exist in which any of our directors or executive officers are an adverse party to the Company or any of its subsidiaries or have a material interest adverse to the Company or any of its subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our common stock, which are referred to in this report as “reporting persons,” to file reports of ownership and changes in ownership with the SEC.  Reporting persons are also required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by them with the SEC.  To our knowledge, based solely on our review of the copies of the Section 16(a) forms furnished to us or upon written representations from certain of these reporting persons that no other reports were required, all Section 16(a) filing requirements applicable to the reporting persons were timely filed during our 2015 fiscal year except that, following their elections to the Board on December 21, 2015, Mr. McEntee and Ms. Liberto did not file a Form 3 until February 5, 2016 and February 10, 2016, respectively.

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

Recommendation of Nominees to Our Board of Directors

Information concerning our procedures by which stockholders may recommend nominees to our Board of Directors is set forth in our proxy statement relating to our 2015 Annual Meeting of Stockholders under the heading “Corporate Governance and Board of Directors Information—Recommendation of Nominees to Our Board of Directors.”  We have not made any material changes to these procedures since they were last disclosed in our proxy statement.

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

ITEM 11                                            EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following table summarizes the executive compensation earned by the Company’s named executive officers in 2014 and 2015.

	Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Lester Brafman	2015	600,000	—	125,000	(6)	—	400,000	—	875	1,125,875
Chief Executive Officer(3)	2014	600,000	—	125,001	(7)	—	400,000	—	793	1,125,794

Daniel Cohen	2015	600,000	—	—		—	—	—	8,593	608,593
Vice Chairman (4)	2014	600,000	—	—		—	147,605	—	8,511	756,116

Joseph W. Pooler, Jr.	2015	420,000	—	75,000	(6)	—	170,000	—	8,593	673,593
Executive Vice President, Chief Financial Officer & Treasurer (5)	2014	420,000	—	75,001	(7)	—	170,000	—	8,511	673,512

(1)             Amounts in this column represent the grant date fair value of the restricted stock award and stock option award, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”).  The assumptions used in the calculations of these amounts are included in note 20 to the Company’s audited financial statements for the year ended December 31, 2015 in the Original Filing.  Amounts do not correspond to the actual value that may be recognized by the named executive officer.

(2)             Amounts in this column represent 401(k) plan matching contributions made by the Company and life insurance premium payments paid by the Company on behalf of the named executive officer.

(3)             Mr. Brafman has served as the Chief Executive Officer of the Company since September 16, 2013.  Mr. Brafman served as the President of the Company and of IFMI, LLC from June 3, 2013 until September 16, 2013.

(4)             Mr. Cohen has, since September 16, 2013, served as the Company’s Vice Chairman of the Board of Directors and of the board of managers of IFMI, LLC, President and Chief Executive of the Company’s European Business, and President of CCFL.  Mr. Cohen served as the Chief Executive Officer and Chief Investment Officer of the Company from December 16, 2009 to September 16, 2013 and as the Chairman of the Board of Directors from October 6, 2006 to September 16, 2013. In addition, Mr. Cohen served as the Chairman of the board of managers of IFMI, LLC from 2001 to September 16, 2013, as the Chief Investment Officer of IFMI, LLC from October 2008 to September 16, 2013, and as Chief Executive Officer of IFMI, LLC from December 16, 2009 to September 16, 2013.

(5)             Mr. Pooler has served as the Company’s Executive Vice President and Chief Financial Officer and Treasurer since December 16, 2009.

(6)             Effective February 12, 2016, 154,321 restricted shares of our common stock were awarded to Mr. Brafman, and 92,593 restricted shares of our common stock were awarded to Mr. Pooler, in each case based on their respective performance in 2015 (as more fully discussed below).  The grant date fair value per share of these restricted shares was $0.81.  These restricted shares were awarded under the Company’s Second Amended and Restated 2010 Long-Term Incentive Plan (the “2010 Long-Term Incentive Plan”). With regard to both such awards, the restrictions expire with respect to one-half of these restricted shares on January 31, 2017 and with respect to the remaining one-half of these restricted shares on January 31, 2018, in each case, so long as Mr. Brafman or Mr. Pooler, as applicable, is then employed by the Company or any of its subsidiaries.

(7)             Effective February 12, 2015, 75,758 restricted shares of our common stock were awarded to Mr. Brafman, and 45,455 restricted shares of our common stock were awarded to Mr. Pooler, in each case based on their respective performance in 2014 (as more fully discussed below).  The grant date fair value per share of these restricted shares was $1.65.  These restricted shares were awarded under the 2010 Long-Term Incentive Plan. With regard to both such awards, the restrictions expired with respect to one-half of these restricted shares on January 31, 2016 and will expire with respect to the remaining one-half of these restricted shares on January 31, 2017 so long as Mr. Brafman or Mr. Pooler, as applicable, is then employed by the Company or any of its subsidiaries.

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

As reflected under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table above, Mr. Cohen was awarded a performance-based bonus award in the amount of $147,605, which represents an amount equal to 25% of the aggregate net income of the European Business (as defined in the “Cohen Employment Agreement,” which is described in greater detail below) in 2014.  This amount was paid in accordance with the Cohen Allocations (as defined below) which Mr. Cohen is entitled to receive under the Cohen Employment Agreement.

In February 2015, the Board of Directors, upon the Compensation Committee’s recommendation, unanimously approved the compensation for each executive officer for 2014.

The Compensation Committee did not establish performance targets for 2015 incentive plan compensation.  Rather, in February 2016, Mr. Brafman recommended to the Compensation Committee the amount and form of the cash bonuses and equity compensation for himself and Mr. Pooler with respect to 2015 performance.

As reflected under “Bonus” in the Summary Compensation Table above, Messrs. Brafman and Pooler were awarded discretionary cash bonus awards in the amounts of $400,000 and $170,000, respectively, for their performance in 2015.  As reflected under “Stock Awards” in the Summary Compensation Table above, Messrs. Brafman and Pooler were awarded discretionary restricted stock awards with grant date fair values equal to $125,000 and $75,000, respectively, for their performance in 2015.  In determining such amounts and awards, the Compensation Committee considered Messrs. Brafman’s and Pooler’s respective roles during 2015 in connection with the following:

•                  The growth and profitability of the Company’s US Capital Markets segment as a whole;

•                  The growth and profitability of the Mortgage Group within the Company’s US Capital Markets segment;

•                  A year over year reduction in non-compensation operating expenses (excluding depreciation and amortization) of $2.8 million or 12%; and

•                  Significant support provided to the special committee of the Board of Directors, and the full Board of Directors in connection with several strategic matters considered during 2015.

Also in determining such amounts the Compensation Committee considered certain unusual and nonrecurring unfavorable impacts on the Company’s operating results during the year.

In light of the contractual incentive compensation provisions (as described below) under the Cohen Employment Agreement, the Compensation Committee determined not to award any discretionary cash bonus or equity compensation to Mr. Cohen with respect to his 2015 performance.  No executive officer other than Mr. Brafman had any role in determining or recommending the amount or form of 2015 executive officer or director compensation.

In February 2016, the Board of Directors, upon the Compensation Committee’s recommendation, unanimously approved the compensation for each executive officer for 2015.

Outstanding Equity Awards at Fiscal Year-End 2015

The following table summarizes the equity awards the Company has made to each of the named executive officers that were outstanding as of December 31, 2015.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Lester Brafman	—		500,000	(3)	—	3.00	11/30/2018	—	—	—	—
	—		500,000	(4)	—	3.00	11/30/2018	—	—	—	—
	666,666		333,334	(4)	—	4.00	11/30/2018	—	—	—	—
	666,666		333,334	(4)	—	5.00	11/30/2018	—	—	—	—
	—		—		—	—	—	75,758	87,879	—	—
Joseph W. Pooler, Jr.	107,143	(2)	—		—	4.00	02/13/2019	—	—	—	—
	—		—		—	—	—	45,455	52,728	—	—

(1)             The amounts set forth in this column equal the number of restricted shares of common stock indicated multiplied by the closing price of the Company’s common stock ($1.16) as reported by the NYSE MKT on December 31, 2015.

(2)             Effective February 13, 2014 (the “Pooler Grant Date”), the Company granted to Mr. Pooler a Non-Qualified Stock Option Award (the “Pooler Award”). Details regarding the option granted to Mr. Pooler (the “Pooler Option”) pursuant to the Pooler Award are as follows:

Number of Underlying Shares	Vesting Schedule	Exercise Price	Grant Date Fair Value Per Underlying Share
107,143	Option vested with respect to 53,571 shares on December 31, 2014 and with respect to the remaining 53,572 shares on December 31, 2015.	$4.00	$0.70

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

(3)             Effective November 30, 2013 (the “Brafman Grant Date”), the Company granted to Mr. Brafman a Non-Qualified Stock Option Award (the “Initial Award”), the details of which are as follows:

Number of Underlying Shares	Vesting Schedule	Exercise Price	Grant Date Fair Value Per Underlying Share
500,000	Option vests on November 30, 2016.	$3.00	$0.83

The grant date fair values were determined using the following assumptions in the Black Scholes valuation model: (i) expected volatility—68.5%; (ii) expected dividends—3.49%; (iii) expected life—4.0 years; and (iv) risk free interest rate—0.96%.

All of the options granted to Mr. Brafman pursuant to the Initial Award were granted under the 2010 Long-Term Incentive Plan.

The options granted under the Initial Award expire on the fifth anniversary of the Brafman Grant Date, subject to earlier expiration or termination of the options as provided under the Initial Awards and the 2010 Long-Term Incentive Plan.

(4)             Effective on the Brafman Grant Date, the Company granted to Mr. Brafman a second Non-Qualified Stock Option Award (the “Second Award”).  Details regarding the three options granted to Mr. Brafman pursuant to the Second Award are as follows:

Number of Underlying Shares	Vesting Schedule	Exercise Price	Grant Date Fair Value Per Underlying Share
500,000	Option vests on November 30, 2016.	$3.00	$0.83
1,000,000	Option vested with respect to 333,333 shares on November 30, 2014 and with respect to 333,333 shares on November 30, 2015 and will vest with respect to 333,334 shares on November 30, 2016.	$4.00	$0.69
1,000,000	Option vested with respect to 333,333 shares on November 30, 2014 and with respect to 333,333 shares on November 30, 2015 and will vest with respect to 333,334 shares on November 30, 2016.	$5.00	$0.59

The grant date fair values were determined using the following assumptions in the Black Scholes valuation model: (i) expected volatility—68.5%; (ii) expected dividends—3.49%; (iii) expected life—4.0 years; and (iv) risk free interest rate—0.96%.

All of the options granted to Mr. Brafman pursuant to the Second Award were granted under the 2010 Long-Term Incentive Plan.

The options granted under the Second Award expire on the fifth anniversary of the Brafman Grant Date, subject to earlier expiration or termination of the options as provided under the Second Awards and the 2010 Long-Term Incentive Plan.

Employment Agreements; Termination of Employment and Change of Control Arrangements

Employment Agreements with Named Executive Officers

Lester Brafman, Chief Executive Officer

On September 16, 2013, the Company and IFMI, LLC entered into an Employment Agreement with Mr. Brafman (the “Brafman Employment Agreement”).  The Brafman Employment Agreement expired pursuant to its own terms on December 31, 2014.  Mr. Brafman does not currently have an employment agreement with the Company.

Under the Brafman Employment Agreement, Mr. Brafman served as the Chief Executive Officer of both the Company and IFMI, LLC.

The Brafman Employment Agreement provided that Mr. Brafman’s minimum base salary was $600,000 per annum. In addition, the Compensation Committee could periodically review Mr. Brafman’s base salary and provide for such increases as it deemed appropriate, in its discretion.

Under the Brafman Employment Agreement, in addition to base salary, for each fiscal year of IFMI, LLC ending during the term, Mr. Brafman had the opportunity to receive an annual bonus in an amount and on such terms as were to be determined by the Compensation Committee.  The Compensation Committee also had the discretion to grant Mr. Brafman other bonuses in such amounts and on such terms as it determined, in its discretion.  The foregoing did not limit Mr. Brafman’s eligibility to receive any other bonus under any other bonus plan, stock option or equity-based plan, or other policy or program of the Company or IFMI, LLC.

Under the Brafman Employment Agreement, Mr. Brafman was entitled to participate in any equity compensation plan of the Company or IFMI, LLC in which he was eligible to participate, and could be granted, in accordance with any such plan, options to purchase units of membership interest of IFMI, LLC, options to purchase shares of the Company’s common stock, shares of restricted stock, and/or other equity awards in the discretion of the Compensation Committee.  The Brafman Employment Agreement also provided that Mr. Brafman was entitled to participate in any group life, hospitalization or disability insurance plans, health programs, retirement plans, fringe benefit programs and other benefits and perquisites that were available to other senior executives of IFMI, LLC generally, in each case to the extent that Mr. Brafman was eligible under the terms of such plans or programs.

Daniel G. Cohen, Vice Chairman of the Board of Directors and of the Board of Managers of IFMI, LLC, President and Chief Executive of the Company’s European Business, and President of CCFL

On May 9, 2013, in connection with the CBF Purchase Agreement, Mr. Cohen entered into an Amended and Restated Employment Agreement (the “Cohen Employment Agreement”) with the Company and IFMI, LLC, and, solely for purposes of Sections 6.4 and 7.5 thereof, JVB and J.V.B. Financial Group Holdings (formerly known as C&Co/PrinceRidge Holdings LP and as PrinceRidge Holdings LP).

The Cohen Employment Agreement became effective on September 16, 2013.  Under the Cohen Employment Agreement, Mr. Cohen serves as Vice Chairman of the Board of Directors, Vice Chairman of the board of managers of IFMI, LLC, President and Chief Executive of the “European Business” (as defined in the Cohen Employment Agreement), and President of CCFL.

The initial term of the Cohen Employment Agreement ended on December 31, 2014, however, pursuant to the terms of the Cohen Employment Agreement, the term renewed automatically for an additional one year period at such time and will continue to be renewed for additional one year periods at the end of any renewed term unless terminated by the parties in accordance with the terms of the Cohen Employment Agreement.

Pursuant to the Cohen Employment Agreement, Mr. Cohen will receive, during the term thereof, a guaranteed payment from IFMI, LLC of at least $600,000 annually (the “Current Guaranteed Payment”), and will be entitled to receive the following allocations (collectively, “Cohen Allocations”) from the Company: (a) a payment equal to 25% of the aggregate net income, if any, of the European Business in each calendar year as determined in accordance with generally accepted accounting principles in the United States (“GAAP”), subject to an off-set equal to 25% of the aggregate net losses, if any, in prior periods until such net losses have been fully off-set by net income in future periods, and (b) a payment equal to 20% of the gross revenues generated on transactions that Mr. Cohen is responsible for generating for the Company’s non-European broker-dealers during each semi-annual calendar period as determined in accordance with GAAP.

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

During the term of the Cohen Employment Agreement, the Compensation Committee may, in its sole discretion, award Mr. Cohen additional allocations in amounts and on such terms to be determined by the Compensation Committee.

The Cohen Employment Agreement provides that Mr. Cohen may participate in any group life, hospitalization or disability insurance plans, health programs, retirement plans, fringe benefit programs and other benefits that may be available to other senior executives of the Company generally, in each case to the extent that Mr. Cohen is eligible under the terms of such plans or programs.  Mr. Cohen is entitled to participate in any equity compensation plan of the Company or IFMI, LLC in which he is eligible to participate, and may, without limitation, be granted in accordance with any such plan options to purchase units of membership interests in IFMI, LLC, shares of common stock and other equity awards in the discretion of the Compensation Committee.

Pursuant to the Cohen Employment Agreement, in the event Mr. Cohen is terminated by the Company due to his death or disability, Mr. Cohen (or his estate or beneficiaries, as applicable) will be entitled to receive (a) any Current Guaranteed Payment and other benefits (including any Cohen Allocations for any period completed before termination of the Cohen Employment Agreement (the “Prior Period Allocations”)) earned and accrued, but not yet paid, under the Cohen Employment Agreement prior to the date of termination; (b) a single-sum payment equal to the Current Guaranteed Payment that would have been paid to him for the remainder of the year in which the termination occurs; (c) a single-sum payment equal to (x) the allocations for the period in which the termination occurs to which he would have been entitled if a termination had not occurred in such period, multiplied by (y) a fraction (1) the numerator of which is the number of days in such period preceding the termination and (2) the denominator of which is the total number of days in such period.  In addition, in the event Mr. Cohen is terminated by the Company due to his death or disability, all outstanding unvested equity based awards (including, without limitation, stock options and restricted stock) held by Mr. Cohen will fully vest and become immediately exercisable, as applicable, subject to the terms of such awards.

If Mr. Cohen terminates his employment without “Good Reason” (as defined in the Cohen Employment Agreement) or the Company terminates his employment for “Cause” (as defined in the Cohen Employment Agreement), Mr. Cohen will only be entitled to any Current Guaranteed Payment and other benefits earned and accrued, but unpaid, prior to the date of termination.

If Mr. Cohen terminates his employment with Good Reason, or the Company terminates his employment without Cause, or the Company or IFMI, LLC terminates the Cohen Employment Agreement by not renewing the term of the Cohen Employment Agreement as provided therein, then Mr. Cohen will be entitled to receive (a) a single-sum payment equal to accrued but unpaid Current Guaranteed Payment and other benefits (including any Prior Period Allocations earned by Mr. Cohen), (b) a single-sum payment of an amount equal to three times (1) the average of the Current Guaranteed Payment amounts paid to Mr. Cohen over the three calendar years prior to the date of termination, (2) if less than three years have elapsed between the date of the Cohen Employment Agreement and the date of termination, the highest Current Guaranteed Payment paid to Mr. Cohen in any calendar year prior to the date of termination, or (3) if less than twelve months have elapsed from the date of the Cohen Employment Agreement to the date of termination, the highest Current Guaranteed Payment received in any month times twelve; provided that if the applicable calculation under (1), (2) or (3) yields less than $3,000,000, then Mr. Cohen will receive a single-sum payment of $3,000,000 in lieu of such amount (the “Minimum Severance Amount”); and (c) a single-sum payment equal to the allocations for the period in which the termination occurs to which he would have been entitled if a termination had not occurred in such period, multiplied by a fraction (x) the numerator of which is the number of days in such period preceding the termination and (y) the denominator of which is the total number of days in such period.  In addition, if Mr. Cohen terminates his employment with Good Reason, or the Company terminates his employment without Cause, or the Company or IFMI, LLC terminates the Cohen Employment Agreement by not renewing the term of the Cohen Employment Agreement as provided therein, then all outstanding unvested equity based awards (including, without limitation, stock options and restricted stock) held by Mr. Cohen will fully vest and become immediately exercisable, as applicable, subject to the terms of such awards.

In the event of a “Change of Control” (as defined in the Cohen Employment Agreement) of the Company, all of Mr. Cohen’s outstanding unvested equity-based awards become fully vested and immediately exercisable, as applicable.  With respect to a Change of Control transaction, if Mr. Cohen remains with the Company through the first anniversary of a Change of Control, but leaves the Company within six months thereafter, such termination will be treated as a termination for Good Reason, and Mr. Cohen will be entitled to the compensation set forth in the preceding paragraph.

Pursuant to the Cohen Employment Agreement, if any amount payable to or other benefit to which Mr. Cohen is entitled would be deemed to constitute a “parachute payment” (as defined in Section 280G of the Code), alone or when added to any other amount payable or paid to or other benefit receivable or received by Mr. Cohen, which is deemed to constitute a parachute payment and would result in the imposition of an excise tax under Section 4999 of the Code, then the parachute payments shall be reduced (but not below zero) so that the maximum amount is $1.00 less than the amount which would cause the parachute payments to be subject to the excise tax.  However, if the reduction of the parachute payments is equal to or greater than $50,000, then there will not be any reduction and the full amount of the parachute payment will be payable to Mr. Cohen.

All termination payments, other than for death or disability, are subject to Mr. Cohen signing a general release.

In the event Mr. Cohen’s employment is terminated by the Company for Cause, by Mr. Cohen without Good Reason, or by Mr. Cohen as a result of not renewing the Cohen Employment Agreement, Mr. Cohen will be restricted for a period of six months after the end of the term of the Cohen Employment Agreement in his ability to engage in certain activities that are competitive with the Company’s sales and trading of fixed income securities or investment banking activities in any European country in which the Company or any of its controlled affiliates operates (each a “Competing Business”), provided, however, Mr. Cohen may serve as a member of the board of directors or equivalent position of any corporation or other company that is a Competing Business, provided, further, that Mr. Cohen is obligated to recuse himself from any discussion in such position if it raises a conflict of interest with respect to Mr. Cohen’s duties to the Company or adversely affects the Company.  In addition for a period of six months following the end of the term of the Cohen Employment Agreement, regardless of the reason the term of the Cohen Employment Agreement ends, Mr. Cohen is prohibited under certain circumstances from soliciting the Company’s employees, customers and clients.

As described in greater detail below, on August 19, 2014, the Company entered into a definitive agreement (the “European Sale Agreement”) to sell the Company’s European operations to C&Co Europe Acquisition LLC, an entity controlled by Mr. Cohen (see Item 13 “Certain Relationships and Related Transactions, and Director Independence - Sale of European Operations to C&Co Europe Acquisition LLC” below for additional information regarding the sale of the Company’s European operations).    On June 30, 2015, the parties to the European Sale Agreement agreed, among other things, that if the transaction contemplated thereby was terminated in accordance with its terms prior to the closing, then the Cohen Employment Agreement would be amended (the “Employment Agreement Amendment”) to provide that if Mr. Cohen’s employment was terminated by IFMI, LLC without “Cause” or by Mr. Cohen with “Good Reason” (as such terms are defined in the Cohen Employment Agreement), the Minimum Severance Amount would be reduced from $3,000,000 to $1,000,000.

Upon a closing of the sale of the Company’s European operations to C&Co Europe Acquisition LLC, the Cohen Employment Agreement will be terminated and Mr. Cohen will be deemed to have voluntarily terminated employment with the Company and its affiliates and will resign from all other positions and offices that he holds with the Company and its affiliates.  Notwithstanding the foregoing, Mr. Cohen will receive no severance or other compensation related to such termination and resignation, and Mr. Cohen will remain Vice Chairman of the Company’s Board of Directors and the Company’s largest stockholder.

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

The initial term of the Pooler Agreement ended on December 31, 2012, however, pursuant to the terms of the Pooler Agreement, the term renewed automatically for an additional one-year period at such time and will continue to be renewed for additional one-year periods at the end of any renewed term unless terminated by either of the parties in accordance with the terms of the Pooler Agreement.

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

Compensation Upon Change of Control or Termination

As described above, Messrs. Cohen and Pooler have provisions in their respective employment agreements providing for certain benefits upon the occurrence of certain events, including terminations without cause or with good reason, upon a change in control, or upon the death or disability of the executive. As a part of the negotiations of each employment agreement, the Board of Directors believed that circumstances giving rise to the payments set forth above were appropriate.

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

As reflected under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table above, Messrs. Brafman and Pooler were awarded performance-based bonus awards in the amounts of $400,000 and $170,000, respectively, for their performance in 2015 and 2014.  These awards were granted under the Company’s Cash Bonus Plan.

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

Effective February 12, 2015, the Compensation Committee, under the 2010 Long-Term Incentive Plan, awarded 75,758 and 45,455 restricted shares of our common stock to Mr. Brafman and Mr. Pooler, respectively, based on their respective performance in 2014.  The closing price of our common stock on February 12, 2015 was $1.65.  With regard to both such awards, the restrictions expired with respect to one-half of these restricted shares on January 31, 2016 and will expire with respect to the remaining one-half of these restricted shares on January 31, 2017 so long as Mr. Brafman or Mr. Pooler, as applicable, is then employed by the Company or any of its subsidiaries.

Effective February 12, 2016, the Compensation Committee, under the 2010 Long-Term Incentive Plan, awarded 154,321 and 95,593 restricted shares of our common stock to Mr. Brafman and Mr. Pooler, respectively, based on their respective performance in 2015.  The closing price of our common stock on February 11, 2016 was $0.81.  With regard to both such awards, the restrictions expire with respect to one-half of these restricted shares on January 31, 2017 and with respect to the remaining one-half of these restricted shares on January 31, 2018, in each case, so long as Mr. Brafman or Mr. Pooler, as applicable, is then employed by the Company or any of its subsidiaries.

Perquisites

Perquisites did not constitute a material portion of the compensation paid to the executive officers for fiscal year 2014 or 2015. Executive officers are eligible to participate in all of the Company’s employee benefit plans, such as medical, dental, group life, disability, accidental death and dismemberment insurance and our 401(k) plan, in each case on the same basis as other employees, subject to applicable law.

COMPENSATION OF DIRECTORS

The Company uses a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on the Board of Directors.  In accordance with the Company’s compensation policy, for serving as a director for the fiscal year ended December 31, 2015, non-employee directors each received an annual cash fee of $32,000 and $50,000 in restricted shares of common stock in the Company. The Chairman of the Audit Committee, the Chairman of the Compensation Committee, the Chairman of the Special Investment Committees and the Chairman of the Nominating and Corporate Governance Committee received additional annual cash fees of $20,000, $3,750, $10,000 and $3,750, respectively.

The table below summarizes the compensation information for the Company’s non-employee directors for the fiscal year ended December 31, 2015. Daniel G. Cohen, Vice Chairman of the Board of Directors and of the board of managers of IFMI, LLC, President and Chief Executive of the Company’s European Business, and President of CCFL, is not included in the table below as he is deemed a “named executive officer” of the Company. Compensation for Mr. Cohen is shown on the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas P. Costello	52,000	50,000	—	—	—	—	102,000
G. Steven Dawson	35,750	50,000	—	—	—	—	85,750
Jack DiMaio	32,000	50,000	—	—	—	—	82,000
Jack Haraburda	35,750	50,000	—	—	—	—	85,750
Diana Louise Liberto	32,000	50,000	—	—	—	—	82,000
James J. McEntee, III	32,000	50,000	—	—	—	—	82,000
Neil Subin	32,000	50,000	—	—	—	—	82,000
Joseph M. Donovan (3)	42,000	50,000	—	—	—	—	92,000
Christopher Ricciardi (4)	32,000	50,000	—	—	—	—	82,000

(1)         Amounts in this column represent annual Board fees and annual chair fees earned by non-employee directors for service in 2015.

(2)         Amounts in this column represent the grant date fair value of the restricted stock award, computed in accordance with FASB ASC Topic 718. The grant date fair value per share for these restricted shares was $1.65 and each director, as indicated, was granted 30,303 restricted shares of Company’s common stock.  The assumptions used in the calculations of these amounts were included in note 20 to the Company’s audited financial statements for the year ended December 31, 2015 in the Original Filing. Amounts do not correspond to the actual value that may be recognized by the director.  As of December 31, 2015, the aggregate number of restricted stock awards outstanding at December 31, 2015 for each director was as follows: (i) Mr. Costello—30,303 shares; (ii) Mr. Dawson—30,303 shares; (iii) Mr. DiMaio—30,303 shares; (iv) Mr. Haraburda—30,303 shares; (v) Ms. Liberto—0 shares; (vi) Mr. McEntee—0 shares; and (vii) Mr. Subin—30,303 shares. The restrictions on the foregoing shares expired on February 4, 2016.

(3)         Mr. Donovan served as a director of the Company from December 16, 2009 until December 21, 2015.

(4)         Mr. Ricciardi served as a director of the Company from September 24, 2013 until December 21, 2015.

The Company reimburses all non-employee directors for travel and other reasonable expenses incurred in connection with attending its Board of Directors, committee and annual meetings.

ITEM 12                                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock and Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) as of April 26, 2016 by (1) each person known by us to own beneficially more than 5% of our outstanding common stock or Series E Preferred Stock, as applicable, (2) each current director, (3) each named executive officer, and (4) all current directors and executive officers as a group. The number of shares of our stock beneficially owned by each entity, person, director, executive officer or named executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any stock as to which the individual has the sole or shared voting power or investment power and also any stock that the individual has a right to acquire within 60 days from April 26, 2016 through the exercise of any share option or other right. Unless otherwise indicated, each person has sole voting and investment power with respect to the stock set forth in the following table.

Name	Series E Preferred Stock Beneficially Owned	Percent of Class(1)	Common Stock Beneficially Owned	Percent of Class(2)
Greater than 5% percent owner:
Betsy Zubrow Cohen(3)	—	—	835,950	6.8%
Edward E. Cohen(4)	—	—	2,516,717	18.4%
EBC 2013 Family Trust(5)	—	—	1,600,000	12.3%
Christopher Ricciardi(6)	—	—	1,018,139	7.8%
Directors and Named Executive Officers:
Lester R. Brafman(7)	—	—	1,546,734	11.4%
Daniel G. Cohen(8)	4,983,557	100%	1,998,039	15.3%
Thomas P. Costello(9)	—	—	196,818	1.6%
G. Steven Dawson(10)	—	—	210,827	1.7%
Jack J. DiMaio, Jr.(11)	—	—	114,665	*
Jack Haraburda(12)	—	—	196,618	1.6%
Diana Louise Liberto(13)	—	—	61,728	*
James J. McEntee, III(14)	—	—	231,794	1.9%
Joseph W. Pooler, Jr.(15)	—	—	386,855	3.1%
Neil S. Subin (16)	—	—	257,523	2.1%
All current executive officers and directors as a group (10 persons)(17)	4,983,557	100%	5,201,601	35.9%

*                 Beneficial ownership of less than 1% of the class is omitted.

(1)         Based on 4,983,557 shares of the Series E Preferred Stock issued and outstanding on April 22, 2016.

(2)         Based on 12,231,782 shares of the Company’s common stock issued and outstanding on April 22, 2016.

(3)         The common stock includes 88,365 shares held by Solomon Investment Partnership, L.P. (the “Solomon Investment Partnership Shares”). Betsy Zubrow Cohen and Edward E. Cohen, her spouse, are the sole shareholders, officers and directors of the corporate general partner of Solomon Investment Partnership, L.P. and are the sole partners of Solomon Investment Partnership, L.P. Betsy Zubrow Cohen and Edward E. Cohen share voting and dispositive power over the Solomon Investment Partnership Shares. Betsy Zubrow Cohen is the mother of Daniel G. Cohen, Vice Chairman of the Board of Directors and of the Board of Managers of IFMI, LLC, President and Chief Executive of the Company’s European Business, and President of CCFL.

The number of shares of common stock beneficially owned by Betsy Zubrow Cohen and set forth in the table above is based on the Schedule 13D filed by Betsy Zubrow Cohen with the SEC on September 8, 2015.

The address for this stockholder is 1240 North Casey Key Road, Osprey, Florida 34229.

(4)         The common stock includes the Solomon Investment Partnership Shares, over which Edward E. Cohen and Betsy Zubrow Cohen, his spouse, share voting and dispositive power. The common stock also includes 1,461,876 shares of common stock (the “Edward E. Cohen Conversion Shares”) into which certain 8% convertible senior promissory notes (in the aggregate principal amount of $4,385,628) (the “Cohen MP Notes”) that were issued to Mead Park on September 25, 2013 in connection with the Securities Purchase Agreement, dated as of May 9, 2013, by and among the Company, Mead Park and, solely for purposes of Section 6.3 thereof, Mead Park Holdings LP (the “Mead Park Purchase Agreement”), and which were purchased by Edward E. Cohen from Mead Park on August 28, 2015, may be converted, subject to certain customary anti-dilution adjustments. The Cohen MP Notes may be converted by the holder thereof at any time prior to September 25, 2018, in such holder’s sole discretion. Under the Cohen MP Notes, the outstanding principal amount is due and payable to the holder thereof, in full, on September 25, 2018. The common stock does not include the 353,537 additional shares of common stock into which the Cohen MP Notes may be converted in the event that, pursuant to the terms and conditions of the Cohen MP Notes, the Company elects to pay interest on the Cohen MP Notes by increasing the principal amount thereof.  Edward E. Cohen is the father of Daniel G. Cohen, Vice Chairman of the Board of Directors and of the Board of Managers of IFMI, LLC, President and Chief Executive of the Company’s European Business, and President of CCFL.

The number of shares of common stock beneficially owned by Edward E. Cohen and set forth in the table above is based on the Schedule 13D filed by Edward E. Cohen with the SEC on September 8, 2015.

The address for this stockholder is 1240 North Casey Key Road, Osprey, Florida 34229.

(5)         The common stock includes 800,000 shares of common stock (the “EBC Shares”) issued to the EBC 2013 Family Trust (“EBC Trust”), as assignee of CBF, on September 25, 2013 at $2.00 per share (for an aggregate amount of $1,600,000) in connection with the CBF Purchase Agreement. The common stock also includes 800,000 shares of common stock (the “EBC Conversion Shares”) into which the convertible senior promissory note (in the aggregate principal amount of $2,400,000) (the “EBC Note”) that was issued to EBC Trust on September 25, 2013 in connection with the CBF Purchase Agreement may be converted, subject to certain customary anti-dilution adjustments. The EBC Note may be converted by EBC Trust at any time prior to September 25, 2018, in EBC Trust’s sole discretion. Under the EBC Note, the outstanding principal amount is due and payable to the holder thereof, in full, on September 25, 2018. The common stock does not include the 193,470 additional shares of common stock (the “Additional EBC Conversion Shares”) into which the EBC Note may be converted in the event that, pursuant to the terms and conditions of the EBC Note, the Company elects to pay interest on the EBC Note by increasing the principal amount thereof. All of the common stock is pledged as security.

The number of shares of common stock beneficially owned by EBC Trust and set forth in the table above is based on the Schedule 13D filed by EBC Trust with the SEC on September 30, 2013.

The address for this stockholder is c/o Institutional Financial Markets, Inc., Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104.

(6)         Mr. Ricciardi served as a director of the Company from September 24, 2013 until December 21, 2015.  The common stock includes 487,291 shares of common stock into which a convertible senior promissory note (in the aggregate principal amount of $1,461,873) that was issued to Mead Park in connection with the Mead Park Purchase Agreement on September 25, 2013 may be converted, subject to certain customary anti-dilution adjustments, which may be issued to Mr. Ricciardi upon the exchange of Mr. Ricciardi’s membership units of Mead Park and of which Mr. Ricciardi may be deemed the beneficial owner. The common stock also includes 268,445 units of membership interests in IFMI, LLC (223,520 of which are owned by Mr. Ricciardi and 44,925 of which are owned by Stephanie Ricciardi, Mr. Ricciardi’s spouse) which Mr. Ricciardi may cause the Company to redeem into, at the Company’s option, shares of common stock or cash.

The number of shares of common stock beneficially owned by Mr. Ricciardi and set forth in the table above is based on the Schedule 13D filed by Mr. Ricciardi with the SEC on July 2, 2009, as amended on December 21, 2009, December 24, 2009, April 25, 2011, July 17, 2011, May 15, 2013, September 30, 2013, September 1, 2015, October 19, 2015 and November 6, 2015.

The address for this stockholder is 51 Shellbark Lane, Briarcliff Manor, New York  10510.

(7)         Mr. Brafman is the Chief Executive Officer of the Company and of IFMI, LLC. The common stock includes 37,879 restricted shares granted on February 12, 2015, which will vest January 31, 2017, and 154,321 restricted shares granted on February 12, 2016, half of which will vest on January 31, 2017 and the remaining half will vest on January 31, 2018, in each case, so long as Mr. Brafman is then employed by the Company or any of its subsidiaries. The common stock includes 1,333,332 shares (the “Brafman Second Award Exercise Shares”) which are exercisable under the Second Award, of which Mr. Brafman may be deemed a beneficial owner.

(8)         Mr. Cohen is the Vice Chairman of the Board of Directors and of the board of managers of IFMI, LLC, President and Chief Executive of the Company’s European Business, and as President, a director and the Chief Investment Officer of CCFL. Of the common stock, 1,603,250 shares are pledged as security. The common stock includes 398,039 held directly by Mr. Cohen. The common stock also includes the EBC Shares and the EBC Conversion Shares, of which Mr. Cohen may be deemed a beneficial owner as the result of his being a trustee of EBC Trust and because Mr. Cohen has sole voting power with respect to all shares held by the EBC Trust. The common stock does not include any portion of the Additional EBC Conversion Shares.

The address for this stockholder is c/o Institutional Financial Markets, Inc., Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104.

(9)         Mr. Costello is a director of the Company. The common stock includes 61,728 restricted shares that will vest on February 12, 2017.

(10)  Mr. Dawson is a director of the Company. Of the common stock, 149,099 shares are held by Corriente Private Trust. Mr. Dawson is the primary trustee and sole beneficiary of Corriente Private Trust and, through Corriente Private Trust, he has voting and investment control with respect to the securities held therein. The common stock includes 61,728 restricted shares that will vest on February 12, 2017.

(11)  Mr. DiMaio is a director of the Company. The common stock includes 61,728 restricted shares that will vest on February 12, 2017.

(12)  Mr. Haraburda is a director of the Company. The common stock includes 61,728 restricted shares that will vest on February 12, 2017.

(13)  Ms. Liberto is a director of the Company. All of the common stock is restricted that will vest on February 12, 2017.

(14)  Mr. McEntee is a director of the Company. The common stock includes 61,728 restricted shares that will vest on February 12, 2017.

(15)  Mr. Pooler is the Executive Vice President, Chief Financial Officer and Treasurer of the Company.  The common stock includes 22,727 restricted shares granted on February 12, 2015, which will vest January 31, 2017, and 92,593 restricted shares granted on February 12, 2016, half of which will vest on January 31, 2017 and the remaining half will vest on January 31, 2018, in each case, so long as Mr. Pooler is then employed by the Company or any of its subsidiaries. The common stock includes 107,143 (the “Pooler Option Exercise Shares”) shares which are exercisable under the Pooler Option, of which Mr. Pooler may be deemed a beneficial owner.

(16)  Mr. Subin is a director of the Company. The common stock includes 61,728 restricted shares that will vest on February 12, 2017.

(17)  The common stock includes (i) the EBC Shares and the EBC Conversion Shares, of which Daniel G. Cohen may be deemed to be a beneficial owner, (ii) the Brafman Second Award Exercise Shares, of which Lester Brafman may be deemed to be a beneficial owner, (iii) the Pooler Option Award Exercise Shares, of which Joseph W. Pooler, Jr. may be deemed to be a beneficial owner, as described in notes (5), (7) and (15) above, respectively.

ITEM 13                                            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has identified the following related party transactions since January 1, 2014. Unless indicated otherwise, all dollar amounts (except share and per share data) in the section below are in thousands.

A.                                    CBF and EBC Trust

CBF has been identified as a related party because it is wholly owned by Daniel G. Cohen, the Company’s Vice Chairman of the Board of Directors and of the board of managers of IFMI, LLC, President and Chief Executive of the Company’s European Business, and President of CCFL.  The EBC Trust has been identified as a related party because Mr. Cohen is a trustee of the EBC Trust and has sole voting power with respect to all shares of the Company held by the EBC Trust.

On September 25, 2013, in connection with the CBF Purchase Agreement, the Company issued to the EBC Trust, as assignee of CBF, the EBC Shares for an aggregate amount of $1,600 and the EBC Note in the aggregate principal amount of $2,400.  In connection with the Cohen MP Notes, the Company paid to the EBC Trust amounts of interest equal to $228 in 2015 and $224 in 2014.

Additional information regarding EBC’s September 2013 investment in the Company is included in notes 4 and 17 to the Company’s audited financial statements for the year ended December 31, 2015 in the Original Filing.

B.                                    Mead Park, Mead Park Advisors LLC (“Mead Park Advisors”), Mr. Ricciardi, Mr. DiMaio and Mr. Edward E. Cohen

Investment in IFMI by Mead Park

In connection with the Mead Park Purchase Agreement, on September 25, 2013, the Company issued to Mead Park $3,898 of the Company’s common stock and certain 8% convertible senior promissory notes in the aggregate principal amount of $5,848 (the “Mead Park Notes”).  In connection with the Mead Park Notes, the Company paid to Mead Park amounts of interest equal to $340 in 2015 and $547 in 2014.  At the time of such issuance on September 25, 2013, Jack DiMaio, Jr. was the chief executive officer and founder of Mead Park and Christopher Ricciardi, the Company’s former president and a former director on the Board, was a member of Mead Park.

On August 28, 2015, Mead Park sold $4,386 of the Mead Park Notes (referred to herein as the “Cohen MP Notes”) and 1,461,876 shares of the Company’s common stock to the Edward E. Cohen IRA, of which Edward E. Cohen is the benefactor.  Edward E. Cohen is the father of Daniel G. Cohen.  The Company’s common stock and the Mead Park Notes sold in this transaction represented substantially all of the amounts beneficially owned by Mr. DiMaio.  Also as a result of this transaction, Mr. DiMaio was no longer a member of Mead Park and Mr. Ricciardi remained a member and sole manager of Mead Park. Mr. DiMaio remains the Chairman of the Board of Directors.  In connection with the Cohen MP Notes, the Company paid to the Edward E. Cohen IRA an amount of interest equal to $210 in 2015.

On October 16, 2015, the Company entered into the Termination Agreement, by and among the Company; Christopher Ricciardi, a member of the Board of Directors at the time; Stephanie Ricciardi, Mr. Ricciardi’s spouse; and the Ricciardi Family Foundation, a New York charitable not-for-profit corporation of which Mr. and Mrs. Ricciardi serve as directors (together with Stephanie Ricciardi and Christopher Ricciardi, the “Ricciardi Parties”); and Mead Park.  Pursuant to the Termination Agreement, in connection with the termination of the Mead Park Purchase Agreement and all rights and obligations thereunder and the mutual release of claims set forth in the Termination Agreement, on October 16, 2015: (i) Mead Park transferred to the Company 487,291 shares of the Company’s common stock; (ii) the Ricciardi Parties transferred to the Company 1,512,709 shares of the Company’s common stock; (iii) the Company and Mead Park terminated the Mead Park Purchase Agreement in its entirety; and (iv) the Company transferred $4,000 in cash to accounts designated by Mr. Ricciardi for the benefit of the Ricciardi Parties and Mead Park.  The Termination Agreement provides that, during the period beginning on October 16, 2015 and ending on October 16, 2016 (the “Termination Agreement Period”), if the Company or IFMI, LLC makes any public or nonpublic offering or sale of any securities (“New Securities”), subject to certain exceptions, then Mr. Ricciardi will be afforded the opportunity to acquire, for the same price and on the same terms as New Securities are proposed to be offered to others, up to the amount of New Securities required to enable Mr. Ricciardi to maintain his proportionate equivalent interest in the Company immediately prior to any such issuance of New Securities. In addition, pursuant to the Termination Agreement, if, during the Termination Agreement Period, any meeting occurs at which the Company’s stockholders vote for the election of the Company’s directors, then (i) the Board of Directors will nominate Mr. Ricciardi to stand for election to the Board at such meeting; and (ii) the Board of Directors will (a) recommend to the Company’s stockholders the election of Mr. Ricciardi at such meeting, and (b) solicit proxies for Mr. Ricciardi in connection with such meeting to the same extent as it does for any of its other nominees to the Board of Directors.  Mr. Ricciardi did not sell any of the Mead Park Notes beneficially owned by him as part of either the August 28, 2015 or October 16, 2015 transactions described above.  During 2015, Mead Park transferred the remaining Mead Park Notes it held, in the amount of $1,462 of the aggregated principal amount, to Mr. Ricciardi.  At the Company’s annual meeting held on December 21, 2015, Mr. Ricciardi was not reelected to the Board of Directors.  Subsequent to this date, Mr. Ricciardi is no longer considered a related party.

CDO Sub-Advisory Agreement with Mead Park Advisors, LLC (“Mead Park Advisors”)

In July 2014, IFMI’s subsidiaries, Cohen & Company Financial Management LLC (“CCFM”) and Dekania Capital Management, LLC (“DCM”), entered into a collateralized debt obligation (“CDO”) sub-advisory agreement with Mead Park Advisors, whereby Mead Park Advisors will render investment advice and provide assistance to CCFM and DCM with respect to their management of certain CDOs.   The Company incurred consulting fee expense related to this agreement in the amount of $200 in 2015.  Mead Park Advisors remains a related party of the Company because Mr. DiMaio maintains an ownership interest in it.

C.                                    Directors and Employees

In addition to the employment agreements the Company has entered into with Daniel G. Cohen, Vice Chairman of the Board of Directors and of the board of managers of IFMI, LLC, President and Chief Executive of the Company’s European Business, and President of CCFL, and Joseph W. Pooler, Jr., the Company’s Chief Financial Officer, the Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made to the plan on behalf of the Company were $214 and $261 for the years ended December 31, 2015 and 2014, respectively.

D.                                    The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”) is identified as a related party because Daniel G. Cohen is TBBK’s Chairman. TBBK maintained deposits for the Company in the amount of $43 and $86 as of December 31, 2015 and 2014, respectively.

As part of the Company’s broker-dealer operations, the Company from time to time purchases securities from third parties and sells those securities to TBBK. The Company may purchase securities from TBBK and ultimately sell those securities to third parties.

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of December 31, 2015 and 2014, the Company had repurchase agreements with TBBK as the counterparty in the amount of $0 and $46, respectively.  The fair value of the collateral provided to TBBK by the Company relating to these repurchase agreements was $0 and $48 at December 31, 2015 and 2014, respectively.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amounts of $541 and $461 for the years ended December 31, 2015 and 2014, respectively.

E.                                     Purchase of IFMI Common Stock from Daniel G. Cohen

During the third quarter of 2014, the Company repurchased 100,000 shares of the Company’s common stock from Daniel G. Cohen at $2.07 per share.  The Company retired these shares.

During the fourth quarter of 2014, the Company repurchased 100,000 shares of the Company’s common stock from Daniel G. Cohen at $1.77 per share.  The Company retired these shares.

F.                                      Sale of European Operations to C&Co Europe Acquisition LLC

C&Co Europe Acquisition LLC has been identified as a related party because Daniel G. Cohen is the entity’s sole member.  On August 19, 2014, the Company entered into the European Sale Agreement to sell the Company’s European operations to C&Co Europe Acquisition LLC for approximately $8,700. The transaction was subject to customary closing conditions and regulatory approval from the United Kingdom Financial Conduct Authority (“FCA”). On March 26, 2015, the parties to the European Sale Agreement agreed to extend the deadline for the closing of the transactions contemplated by the European Sale Agreement from March 31, 2015 to June 30, 2015. In addition, the parties to the European Sale Agreement amended the date on which C&Co Europe Acquisition LLC was obligated to cause the settlement of intercompany accounts of CCFL and the Company’s subsidiaries, Cohen & Compagnie, SAS and Unicum Capital, S.L., owed to the Operating LLC (the “Intercompany Payables”) from March 31, 2015 to June 30, 2015.

On June 30, 2015, the parties to the European Sale Agreement agreed to extend the deadline for the closing from June 30, 2015 to December 31, 2015 and the settlement date of the Intercompany Payables from June 30, 2015 to December 31, 2015 (the “Second Extension”).  In connection with the Second Extension, the parties to the European Sale Agreement agreed that, if the transaction was terminated in accordance with its terms prior to the closing, then (i) Mr. Cohen would pay $600 in respect of a portion of the legal and financial advisory fees and expenses incurred by us and the special committee of our Board of Directors in connection with the transaction since April 1, 2014 and (ii) the Employment Agreement Amendment would be executed and would provide that, if Mr. Cohen’s employment was terminated by IFMI, LLC without “Cause” or by Mr. Cohen with “Good Reason” (as such terms are defined in the Cohen Employment Agreement), the Minimum Severance Amount would be reduced from $3,000 to $1,000.

The European Sale Agreement provides that either party may terminate the agreement after December 31, 2015. On February 18, 2016, C&Co Europe Acquisition LLC provided notice to IFMI, LLC that it continues to evaluate the transaction. To date, neither party has terminated the European Sale Agreement, and the Company and IFMI, LLC continue to evaluate the transaction.

Director Independence

Our Board of Directors is comprised of a majority of independent directors.  In order for a director to be considered “independent,” our Board of Directors must affirmatively determine, based upon its review of all relevant facts and circumstances and after considering all applicable relationships, if any, that each of the directors has no direct or indirect material relationship with the Company or its affiliates and satisfies the criteria for independence established by the NYSE MKT and the applicable rules promulgated by the SEC. Our Board of Directors has determined that each of the following members of the Board of Directors is independent: Thomas P. Costello, G. Steven Dawson, Jack Haraburda, Diana Louise Liberto and Neil S. Subin. Our Board of Directors has determined that Daniel G. Cohen is not independent because he is an employee of the Company.  Our Board of Directors has determined that James J. McEntee, III is not independent because he was employed by the Company in the past three years.  Lastly, our Board of Directors has determined that Jack J. DiMaio, Jr. is not independent because of the contractual relationships and obligations among the Company and Mead Park Advisors.

ITEM 14                                            PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the years ended December 31, 2015 and December 31, 2014, Grant Thornton LLP provided various audit and non-audit services to the Company and its subsidiaries.  The aggregate fees billed by Grant Thornton LLP to the Company and its subsidiaries for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014

Audit Fees (1)	$523,622	$626,732
Audit-Related Fees (2)	$18,113	$26,686
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Principal Accounting Firm Fees	$541,735	$653,418

(1)         Audit fees relate to services rendered by Grant Thornton LLP in connection with: (a) the audits of the annual financial statements included in the Company’s Annual Reports on Form 10-K and services attendant to, or required by, statute or regulation; (b) the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q; (c) other services related to SEC and other regulatory filings, including providing consents; (d) services provided in connection with the statutory audits of the Company’s U.S. broker-dealer and United Kingdom and French subsidiaries; and (e) accounting and financial consultation attendant to the audit.

(2)         Audit-related fees include fees related to the Company’s 401(k) savings plan.

The Audit Committee must pre-approve all audit services and non-audit services provided to the Company or our subsidiaries by our independent registered public accounting firm, except for non-audit services covered by the de minimis exception in Section 10A of the Exchange Act.  All of the audit and audit-related fees described above for which Grant Thornton LLP billed for the fiscal years ended December 31, 2015 and December 31, 2014 were pre-approved by the Audit Committee.

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

PART IV

ITEM 15                                            EXHIBITS.

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

Date:                  April 26, 2016

INSTITUTIONAL FINANCIAL MARKETS, INC.

By:	/s/ LESTER R. BRAFMAN
Lester R. Brafman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ Lester R. Brafman	Chief Executive Officer	April 26, 2016
Lester R. Brafman	(Principal Executive Officer)

/S/ DANIEL G. COHEN	Vice Chairman	April 26, 2016
Daniel G. Cohen

/S/ THOMAS P. COSTELLO	Director	April 26, 2016
Thomas P. Costello

/S/ G. STEVEN DAWSON	Director	April 26, 2016
G. Steven Dawson

/S/ JACK J. DIMAIO, JR.	Chairman	April 26, 2016
Jack J. DiMaio, Jr.

/S/ JACK HARABURDA	Director	April 26, 2016
Jack Haraburda

/S/ DIANA L. LIBERTO	Director	April 26, 2016
Diana L. Liberto

/S/ DOUGLAS LISTMAN	Chief Accounting Officer and Assistant Treasurer	April 26, 2016
Douglas Listman	(Principal Accounting Officer)

/S/ JAMES J. MCENTEE, III	Director	April 26, 2016
James J. McEntee, III

/S/ JOSEPH W. POOLER, JR.	Executive Vice President, Chief Financial Officer and Treasurer	April 26, 2016
Joseph W. Pooler, Jr.	(Principal Financial Officer)

/S/ NEIL SUBIN	Director	April 26, 2016
Neil Subin