Form 10-Q
period 2016-03-31
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2016-05-04
CIK 1270436

 /

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 3, 2016 there were 12,229,382 shares of common stock ($0.001 par value per share) of Institutional Financial Markets, Inc. outstanding.

INSTITUTIONAL FINANCIAL MARKETS, INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2016

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future, and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Actual results may differ materially as a result of various factors, some of which are outside our control, including the following:

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

Certain Terms Used in this Quarterly Report on Form 10-Q

In this Quarterly Report on Form 10-Q, unless otherwise noted or as the context otherwise requires: “IFMI” refers to Institutional Financial Markets, Inc., a Maryland corporation. The “Company,” “we,” “us,” and “our” refer to IFMI and its subsidiaries on a consolidated basis; “IFMI, LLC” (formerly Cohen Brothers, LLC) or the “Operating LLC” refer to IFMI, LLC the main operating subsidiary of the Company; “Cohen Brothers” refers to the pre-merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries; “Merger Agreement” refers to the Agreement and Plan of Merger among AFN, Alesco Financial Holdings, LLC, a wholly owned subsidiary of AFN, which we refer to as the “Merger Sub,” and Cohen Brothers, dated as of February 20, 2009 and amended on June 1, 2009, August 20, 2009, and September 30, 2009; “Merger” refers to the December 16, 2009 closing of the merger of Merger Sub with and into Cohen Brothers pursuant to the terms of the Merger Agreement, which resulted in Cohen Brothers becoming a majority owned subsidiary of the Company. When the term “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc.  “JVB Holdings” refers to JVB Financial Holdings, L.L.C.; “JVB” refers to JVB Financial Group, LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom; “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2016
	(unaudited)	December 31, 2015
Assets
Cash and cash equivalents	$5,615	$14,115
Receivables from brokers, dealers, and clearing agencies	69,181	39,812
Due from related parties	40	77
Other receivables	3,544	4,079
Investments-trading	118,282	94,741
Other investments, at fair value	13,746	14,880
Receivables under resale agreements	175,516	128,011
Goodwill	7,992	7,992
Other assets	4,579	4,708
Total assets	$398,495	$308,415

Liabilities

Payables to brokers, dealers, and clearing agencies	$63,865	$55,779
Due to related parties	50	50
Accounts payable and other liabilities	3,918	3,362
Accrued compensation	2,427	3,612
Trading securities sold, not yet purchased	75,473	39,184
Securities sold under agreement to repurchase	175,754	127,913
Deferred income taxes	3,797	3,804
Debt	28,796	28,535
Total liabilities	354,080	262,239

Commitments and contingencies (See Note 16)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 12,244,182 and 13,350,553 shares issued and outstanding, respectively, including 739,616 and 315,434 unvested or restricted share awards, respectively	12	13
Additional paid-in capital	69,220	71,570
Accumulated other comprehensive loss	(910)	(939)
Accumulated deficit	(30,934)	(30,889)
Total stockholders' equity	37,393	39,760
Non-controlling interest	7,022	6,416

Total equity	44,415	46,176
Total liabilities and equity	$398,495	$308,415

                                              See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues

Net trading	$10,202	$7,271
Asset management	2,312	2,298
New issue and advisory	381	1,498
Principal transactions and other income	840	1,727
Total revenues	13,735	12,794

Operating expenses

Compensation and benefits	8,540	7,588
Business development, occupancy, equipment	664	818
Subscriptions, clearing, and execution	1,522	1,848
Professional fee and other operating	1,663	2,025
Depreciation and amortization	82	234
Total operating expenses	12,471	12,513

Operating income / (loss)	1,264	281

Non-operating income / (expense)

Interest expense	(990)	(976)
Income / (loss) before income tax expense / (benefit)	274	(695)
Income tax expense / (benefit)	10	61
Net income / (loss)	264	(756)
Less: Net (loss) / income attributable to the non-controlling interest	65	(198)
Net income / (loss) attributable to IFMI	$199	$(558)

Income / (loss) per share data (see Note 17):
Income / (loss) per common share-basic:
Basic income / (loss) per common share	$0.01	$(0.04)
Weighted average shares outstanding-basic	13,271,903	15,149,205

Income / (loss) per common share-diluted:
Diluted income / (loss) per common share	$0.01	$(0.04)
Weighted average shares outstanding-diluted	18,677,395	20,473,295

Dividends declared per common share	$0.02	$0.02

Comprehensive income / (loss):
Net income / (loss) (from above)	$264	$(756)
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	(30)	(238)
Other comprehensive income / (loss), net of tax of $0	(30)	(238)
Comprehensive income / (loss)	234	(994)
Less: comprehensive income / (loss) attributable to the non-controlling interest	55	(260)
Comprehensive income / (loss) attributable to IFMI	$179	$(734)

                                                See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Institutional Financial Markets, Inc.
	Preferred Stock $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2015	$5	$13	$71,570	$(30,889)	$(939)	$39,760	$6,416	$46,176
Net income	-	-	-	199	-	199	65	264
Other comprehensive income/ (loss)	-	-	-	-	(20)	(20)	(10)	(30)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(552)	-	49	(503)	503	-
Equity-based compensation and vesting of shares	-	1	396	-	-	397	162	559
Shares withheld for employee taxes	-	-	(20)	-	-	(20)	(8)	(28)
Purchase and retirement of common stock	-	(2)	(2,174)	-	-	(2,176)	-	(2,176)
Dividends/Distributions	-	-	-	(244)	-	(244)	(106)	(350)
March 31, 2016	$5	$12	$69,220	$(30,934)	$(910)	37,393	$7,022	$44,415

 See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income / (loss)	$264	$(756)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	559	563
Accretion of income on other investments, at fair value	(393)	(715)
Realized loss / (gain) on other investments	503	(261)
Change in unrealized (gain) loss on other investments, at fair value	(239)	577
Depreciation and amortization	82	234
Amortization of discount on debt	261	259
Deferred tax provision / (benefit)	(7)	26
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	535	1,908
(Increase) decrease in investments-trading	(23,541)	(24,759)
(Increase) decrease in other assets	123	610
(Increase) decrease in receivables under resale agreement	(47,505)	(9,238)
Change in receivables from / payables to related parties, net	37	257
Increase (decrease) in accrued compensation	(1,185)	(2,320)
Increase (decrease) in accounts payable and other liabilities	529	(301)
Increase (decrease) in trading securities sold, not yet purchased, net	36,289	31,744
Change in receivables from / payables to brokers, dealers, and clearing agencies, net	(21,283)	(16,482)
Increase (decrease) in securities sold under agreement to repurchase	47,841	9,262
Net cash provided by (used in) operating activities	(7,130)	(9,392)
Investing activities
Purchase of investments-other investments, at fair value	(147)	(1)
Sales and returns of principal-other investments, at fair value	1,410	2,976
Purchase of furniture, equipment, and leasehold improvements	(76)	(85)
Net cash provided by (used in) investing activities	1,187	2,890
Financing activities
Cash used to net share settle equity awards	(28)	-
Purchase and retirement of common stock	(2,176)	-
IFMI non-controlling interest distributions	(106)	(106)
IFMI dividends	(244)	(305)
Net cash provided by (used in) financing activities	(2,554)	(411)
Effect of exchange rate on cash	(3)	(258)
Net increase (decrease) in cash and cash equivalents	(8,500)	(7,171)

Cash and cash equivalents, beginning of period	14,115	12,253
Cash and cash equivalents, end of period	$5,615	$5,082

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

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). Effective January 1, 2010, the Company ceased to qualify as a real estate investment trust, or a REIT. The Company trades on the NYSE MKT LLC (formerly known as the NYSE Amex LLC) under the ticker symbol “IFMI.” The Company is a financial services company specializing in fixed income markets. As of March 31, 2016, the Company had $3.89 billion in assets under management (“AUM”) of which 95.6%,  or $3.72 billion, was in collateralized debt obligations (“CDOs”).

In these financial statements, the “Company” refers to IFMI and its subsidiaries on a consolidated basis. “IFMI, LLC” (formerly Cohen Brothers, LLC) or the “Operating LLC” refers to the main operating subsidiary of the Company.  “Cohen Brothers” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc. “JVB Holdings” refers to J.V.B. Financial Holdings, L.L.C. “JVB” refers to J.V.B. Financial Group LLC, a broker dealer subsidiary. “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom. “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

The Company’s business is organized into the following three business segments.

Capital Markets: The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, financing, new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, asset backed securities (“ABS”),  mortgage backed securities (“MBS”),  residential mortgage backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”),  collateralized bond obligations (“CBOs”),  collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. The Company also offers execution and brokerage services for equity products. The Company carries out its capital market activities primarily through its subsidiaries: JVB in the United States and CCFL in Europe. See note 4 regarding the potential sale of European operations.

Principal Investing: The Company’s Principal Investing business segment is comprised of investments that the Company has made using its own capital excluding investments the Company makes to support its Capital Markets business segment.  Historically, the Company generally made principal investments in the entities it managed.  Beginning in the first quarter of 2014, the Company began investing its capital in investments (primarily equity tranches of CLOs) that it does not manage. These investments are a component of the Company’s other investments, at fair value in the Company’s consolidated balance sheet.  The Company did not make any new CLO investments during 2015 or 2016.

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

Capital Markets

•  Trading activities of the Company, which include execution and brokerage services, securities lending activities, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities and derivatives classified as trading; and

•New issue and advisory revenue comprised primarily of (i) new issue revenue associated with originating, arranging, and placing newly created financial instruments; and (ii) revenue from advisory services.

Principal Investing

•Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value.

Asset Management

•  Asset management fees for the Company’s on-going asset management services provided to certain Investment Vehicles, which may include fees both senior and subordinate to the securities in the Investment Vehicles, and incentive management fees earned based on the performance of the various Investment Vehicles.

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2015.

Upon adoption of the provisions of ASU 2015-03, the Company reclassified its deferred financing costs as of December 31, 2015.  This resulted in a reduction in other assets of $410 and a reduction in debt of $410.  See note 3.  Certain other prior period amounts have been reclassified to conform to the current period presentation.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target could be Achieved After the Requisite Service Period, which requires a performance target that affects vesting and that could be achieved after the requisite service period be accounted for as a performance condition rather than as a non-vesting condition that affects the grant-date fair value of the award.  A reporting entity should apply existing guidance in Topic 718, Compensation-Stock Compensation, as it relates to such awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying this ASU as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements.  The Company’s adoption of the provisions of ASU 2014-12 effective January 1, 2016 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In August 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which provides a measurement alternative for an entity that consolidates collateralized financing entities.  A collateralized financing entity is a variable interest entity with nominal or no equity that holds financial assets and issues beneficial interests in those financial assets.  The beneficial interests, which are financial liabilities of the collateralized financing entity, have contractual recourse only to the related assets of the collateralized financing entity. If elected, the alternative method results in the reporting entity measuring both the financial assets and financial liabilities of the collateralized financing entity using the more observable of the two fair value measurements, which effectively removes measurement differences between the financial assets and financial liabilities of the collateralized financing entity previously recorded as net income (loss) attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings. The reporting entity continues to measure its own beneficial interests in the collateralized financing entity (other than those that represent compensation for services) at fair value.  The ASU is effective for annual periods and interim periods with those annual periods beginning after December 15, 2015.  A reporting entity may apply the ASU using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption.  A reporting entity may also apply the ASU retrospectively to all relevant prior periods beginning with the annual period in which ASU No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, was adopted. Early adoption is permitted.   The Company’s adoption of the provisions of ASU 2014-12 effective January 1, 2016 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815):  Determining whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity,  which clarifies that an entity must consider all relevant terms and features when evaluating the nature of the host contract. Additionally, the amendments state that no one term or feature would define the host contract’s economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract. The amendments in this ASU  are effective for entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company’s adoption of the provisions of ASU 2014-12 effective January 1, 2016 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the requirement of extraordinary items to be separately classified on the income statement.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  A reporting entity may apply the amendments prospectively.  A reporting entity may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption was permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The Company’s adoption of the provisions of ASU 2015-01 effective January 1, 2016 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, which makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance.  The revised consolidation guidance, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party  relationships.  The Company’s adoption of the provisions of ASU 2015-02 effective January 1, 2016 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows. However, the Company previously treated its management contracts with certain securitization entities that are VIEs as a variable interest.  Therefore, the Company disclosed certain information related to these interests in its variable interest entity footnote.  Upon adoption of this ASU, these management contracts are not considered variable interests.  Therefore, in cases where the Company’s only interest in certain VIEs was its management contract, the Company is no longer required to include certain disclosures related to those variable interest entities. See note 11.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement for debt issuance costs are not affected by the amendments in this update.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption of these amendments was permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, and the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance.  Upon adoption of the provisions of ASU 2015-03 effective January 1, 2016, the Company reclassified its deferred financing costs as of December 31, 2015.  This resulted in a reduction in other assets of $410 and a reduction in debt of $410 in the Company’s consolidated balance sheet as of December 31, 2015.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent).  Reporting entities are permitted to use net asset value (“NAV”) as a practical expedient to measure the fair value of certain investments.  Under current U.S. GAAP, investments that use the NAV practical expedient to measure fair value are categorized within the fair value hierarchy as level 2 or level 3 investments depending on their redemption attributes, which has led to diversity in practice.  This ASU will remove the requirement to categorize within the fair value hierarchy all investments that use the NAV practical expedient for fair value measurement purposes.  Furthermore, the ASU will remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV practical expedient.  Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The ASU is effective for fiscal years beginning after December 15, 2015 and interim periods with those fiscal years.  The ASU must be applied retrospectively to all prior periods presented.  The Company’s adoption of ASU 2015-07 effective January 1, 2016 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.  However, as a result of this adoption, the Company no longer classifies its investment in EuroDekania (for which it uses the practical expedient) within the fair value hierarchy.  See note 7.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which includes amendments that eliminate the requirement to restate prior period financial statements for measurement period adjustments following a business combination.  The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes to the financial statements.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  The Company’s adoption of the provisions of ASU

2015-16 effective January 1, 2016 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

B. Recent Accounting Developments

In February 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10).  The revised guidance makes the following changes: (i) requires equity investments with readily determinable fair value (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) allows an entity to choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (iii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and when a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (iv) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (v) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (vi) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (vii) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (viii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (ix) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For non-public entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the impact of these amendments on the presentation in its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).   Under the new guidance, lessees will be required to recognize the following for all leases with the exception of short-term leases:  (i) a lease liability, which is  a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessor accounting is largely unchanged.  Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.  The ASU is effective for entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal year.  Early application is permitted.  The Company is currently evaluating this new guidance to determine the impact it may have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815):    Contingent Put and Call Options in Debt Instruments.  This ASU clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. This ASU is effective for fiscal years beginning after December 15, 2016.  Early adoption is permitted and if adopted on an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating this new guidance to determine the impact it may have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.  This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. If an entity  has an available-for-sale equity security that becomes qualified for the equity method of accounting it should recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.

This ASU is effective for fiscal years beginning after December 15, 2016 and should be applied prospectively upon the effective date to increases in the level of ownership interest or degree of influence that result.  Early adoption is permitted.  The Company is currently evaluating this new guidance to determine the impact it may have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance.  The effective date and transition of this ASU is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The effective date for this guidance is for reporting periods beginning after December 15, 2017, including interim reporting periods therein.  The Company is currently evaluating the new guidance to determine the impact it may have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This ASU simplifies several aspects of the accounting for share-based payment award transactions including:  (i) income tax consequences; (ii) classification of awards as either equity or liabilities; and (iii) classification on the statement of cash flows.  The effective date for this ASU is for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on the Company’s consolidated financial statements.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of March 31, 2016 and December 31, 2015, the fair value of the Company’s debt was estimated to be $34,960 and $35,200, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

Derivatives: These amounts are carried at fair value. Derivatives may be included as a component of investments-trading; trading securities sold, not yet purchased; and other investments, at fair value. See notes 7 and 8. The fair value is generally based on quoted market prices on an exchange that is deemed to be active for derivative instruments such as foreign currency forward contracts and Eurodollar futures.  For derivative instruments such as TBAs, the fair value is generally based on market price quotations from third party pricing services. See note 7 for disclosures concerning the categorization of the fair value measurements within the three level fair value hierarchy.

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

Pursuant to the European Sale Agreement, the Operating LLC agreed to enter into a non-cancellable trust deed agreement with one of the entities included in the sale of the Company’s European operations (the manager of the Munda CLO I), which would result in the Operating LLC retaining the right to substantially all revenues from the management of the Munda CLO I, as well as the proceeds from any potential future sale of the Munda CLO I management agreement. Revenue generated by the Munda CLO for the three months ended March 31, 2016 and 2015 was $529 and $674, respectively.

Under the terms of the European Sale Agreement, the Operating LLC agreed to (i) divest its European operations, including asset management and capital market activities through offices located in London and Paris, and (ii) transition approximately 15 employees from the Operating LLC to C&Co Europe Acquisition LLC.  Under the European Sale Agreement, in the event of a closing of the transaction, Mr. Cohen would be deemed to have voluntarily terminated employment with the Company and its affiliates and to have resigned from all other positions and offices that he holds with the Company and its affiliates.  Notwithstanding the foregoing, Mr. Cohen would receive no severance or other compensation related to such termination and resignation and Mr. Cohen would remain vice chairman of the Company’s board of directors and IFMI’s largest stockholder (including voting only shares).

The Operating LLC’s European asset management business which the Operating LLC agreed to sell pursuant to the European Sale Agreement, includes management agreements for the Dekania Europe I, II, and III CDOs and the management agreements for several European managed accounts.  As of March 31, 2016, these European assets under management totaled approximately $814,218, which represented 21% of the Company’s total AUM. Although the manager of Munda CLO I constitutes part of the business to be transferred under the European Sale Agreement, the Munda CLO I management agreement will be held in trust for the benefit of the Operating LLC. As of March 31, 2016, the Munda CLO I assets under management totaled approximately $467,366 which represented 12% of the Company’s total AUM.  The Operating LLC’s European capital markets business consists of credit-related fixed income sales, trading, and financing as well as new issue placements in corporate and securitized products and advisory services, operating primarily through the Operating LLC’s subsidiary, CCFL.

The combined European business which is subject to the European Sale Agreement, excluding the revenues and expenses related to Munda CLO I, accounted for approximately $966 of revenue for the three months ended March 31, 2016, and $981 of operating loss for the three months ended March 31, 2016, and included approximately $(4,014) of net assets as of March 31, 2016.

Under the terms of the European Sale Agreement, the Operating LLC had the right to initiate, solicit, facilitate, and encourage alternative acquisition proposals from third parties for a “go shop” period of up to 90 days from the signing of the European Sale Agreement. On October 29, 2014, the special committee of the Company’s board of directors elected to end the “go shop” period. The “go shop” period did not result in the Operating LLC receiving a superior proposal from a third party, and the Operating LLC continued pursuing the transaction with the entity controlled by Daniel G. Cohen.

The sale of the European business is subject to customary closing conditions and regulatory approval from the United Kingdom Financial Conduct Authority (“FCA”).

On March 26, 2015, the parties to the European Sale Agreement agreed to extend the deadline for the closing of the transactions contemplated by the European Sale Agreement from March 31, 2015 to June 30, 2015. In addition, the parties to the European Sale Agreement amended the date on which C&Co Europe Acquisition LLC will be obligated to cause the settlement of intercompany accounts of CCFL and the Company’s subsidiaries, Cohen & Compagnie, SAS and Unicum Capital, S.L. owed to the Operating LLC (the “Intercompany Payables”) from March 31, 2015 to June 30, 2015.

On June 30, 2015, the parties to the European Sale Agreement agreed to extend the deadline for the closing of the transaction from June 30, 2015 to December 31, 2015 and the settlement date of the Intercompany Payables from June 30, 2015 to December 31, 2015 (the “Second Extension”).  In connection with the Second Extension, the parties to the European Sale Agreement agreed that if the European Sale Agreement is terminated in accordance with its terms prior to the closing, then (i) Mr. Cohen would pay $600 in respect of a portion of the legal and financial advisory fees and expenses incurred by the Company and the special committee of the Company’s board of directors in connection with the transactions contemplated by the European Sale Agreement since April 1, 2014 and (ii) an amendment (the “Employment Agreement Amendment”) to the Amended and Restated Employment Agreement, dated as of May 9, 2013, among the Operating LLC, the Company, Mr. Cohen, and J.V.B. Financial Group Holdings, LP (formerly known as C&Co/PrinceRidge Holdings LP) (the “Employment Agreement”), would become effective.  The Employment Agreement Amendment would provide that if Mr. Cohen’s employment is terminated by the Operating LLC without cause, or by Mr. Cohen for good reason (as such terms are defined in the Employment Agreement), the Operating LLC would pay Mr. Cohen a maximum of $1,000 as a severance benefit.  The Employment Agreement currently provides that in the event of such termination, the Operating LLC will pay Mr. Cohen a minimum of $3,000 as a severance benefit.

The European Sale Agreement provides that either party may terminate the agreement after December 31, 2015. On February 18, 2016, C&Co Europe Acquisition LLC provided notice to the Operating LLC that it continues to evaluate the transaction. To date, neither party has terminated the European Sale Agreement, and the Company and the Operating LLC continue to evaluate their options with regard to the transaction.

The Company has expensed all non-reimbursable transaction costs relating to the transactions contemplated by the European Sale Agreement.

5. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following at March 31, 2016 and December 31, 2015.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	March 31, 2016	December 31, 2015
Deposits with clearing agencies	$750	$864
Unsettled regular way trades, net	-	4,367
Receivables from clearing agencies	68,431	34,581
Receivables from brokers, dealers, and clearing agencies	$69,181	$39,812

Amounts payable to brokers, dealers, and clearing agencies consisted of the following at March 31, 2016 and December 31, 2015.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	March 31, 2016	December 31, 2015
Unsettled regular way trades, net	$299	$-
Margin payable	63,566	55,779
Payables to brokers, dealers, and clearing agencies	$63,865	$55,779

Deposits with clearing agencies represent contractual amounts the Company is required to deposit with its clearing agents.

Securities transactions that settle in the regular way are recorded on the trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheet.

Receivables from clearing agencies are primarily comprised of cash received by the Company upon execution of short trades that is restricted from withdrawal by the clearing agency.

Margin payable represents borrowings from clearing agencies to finance the Company’s trading inventory.  Effectively, all of the Company’s trading assets and deposits with clearing agencies serve as collateral for the margin payable.  These assets are held by the Company’s clearing agency.  The Company incurred interest on margin payable of $126 and $122 for the three months ended  March 31, 2016 and 2015, respectively.

6. FINANCIAL INSTRUMENTS

Investments—Trading

The following table provides detail of the investments classified as investments-trading as of the periods indicated.

INVESTMENTS - TRADING
(Dollars in Thousands)

	March 31, 2016	December 31, 2015
U.S. government agency MBS and CMOs	$3,176	$3,225
U.S. government agency debt securities	14,300	12,737
RMBS	227	98
U.S. Treasury securities	3,158	1,355
Other ABS	1,578	2,048
SBA loans	32,314	29,931
Corporate bonds and redeemable preferred stock	30,213	19,873
Municipal bonds	26,007	24,053
Certificates of deposit	1,028	263
Derivatives	6,274	1,158
Equity securities	7	-
Investments-trading	$118,282	$94,741

Trading Securities Sold, Not Yet Purchased

The following table provides detail of the trading securities sold, not yet purchased as of the periods indicated.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	March 31, 2016	December 31, 2015
U.S. Treasury securities	$35,776	$12,050
Corporate bonds and redeemable preferred stock	34,034	25,851
Municipal bonds	20	20
Derivatives	5,643	1,181
Equity securities	-	82
Trading securities sold, not yet purchased	$75,473	$39,184

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the change in unrealized gains (losses) in the amount of $(533) and $(24) for the three months ended March 31, 2016 and 2015, respectively, in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

The following tables provide detail of the investments included within other investments, at fair value.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	March 31, 2016
	Cost	Carrying Value	Unrealized Gain(Loss)
CLOs	$13,992	$10,925	$(3,067)
CDOs	193	40	(153)
Equity Securities:
EuroDekania	4,969	2,179	(2,790)
Tiptree Financial, Inc. ("Tiptree")	866	282	(584)
Other securities	176	54	(122)
Total equity securities	6,011	2,515	(3,496)
Residential loans	97	369	272
Foreign currency forward contracts	-	(103)	(103)
Other investments, at fair value	$20,293	$13,746	$(6,547)

	December 31, 2015
	Cost	Carrying Value	Unrealized Gain(Loss)
CLOs	$14,877	$11,569	$(3,308)
CDOs	193	34	(159)
Equity Securities:
EuroDekania	5,300	2,502	(2,798)
Tiptree	1,009	353	(656)
Other securities	176	43	(133)
Total equity securities	6,485	2,898	(3,587)
Residential loans	111	383	272
Foreign currency forward contracts	-	(4)	(4)
Other investments, at fair value	$21,666	$14,880	$(6,786)

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) of $ (264) and $ (316) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended March 31, 2016 and 2015, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities.  There were no transfers between level 1 and level 2 of the fair value hierarchy during the three months ended March 31, 2016 and 2015.  Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in or transfers out of the level 3 category as of the beginning of the quarter in which reclassifications occur.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
March 31, 2016
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$3,176	$-	$3,176	$-
U.S. government agency debt securities	14,300	-	14,300	-
RMBS	227	-	227	-
U.S. Treasury securities	3,158	3,158	-	-
Other ABS	1,578	-	1,578	-
SBA loans	32,314	-	32,314	-
Corporate bonds and redeemable preferred stock	30,213	-	30,213	-
Municipal bonds	26,007	-	26,007	-
Certificates of deposit	1,028	-	1,028	-
Derivatives	6,274	-	6,274	-
Equity securities	7	-	7	-
Total investments - trading	$118,282	$3,158	$115,124	$-

Other investments, at fair value:
Tiptree (2)	$282	$282	$-	$-
Other equity securities	54	35	19	-
CLOs	10,925	-	-	10,925
CDOs	40	-	-	40
Residential loans	369	-	369	-
Foreign currency forward contracts	(103)	(103)	-	-
Total	11,567	$214	$388	$10,965
EuroDekania (1)	2,179
Total other investments, at fair value	$13,746

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$35,776	$35,776	$-	$-
Corporate bonds	34,034	-	34,034	-
Municipal bonds	20	-	20	-
Derivatives	5,643	-	5,643	-
Total trading securities sold, not yet purchased	$75,473	$35,776	$39,697	$-

(1)Hybrid Securities Fund—European.

(2)Diversified Holding Company.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
December 31, 2015
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$3,225	$-	$3,225	$-
U.S. government agency debt securities	12,737	-	12,737	-
RMBS	98	-	98	-
U.S. Treasury securities	1,355	1,355	-	-
Other ABS	2,048	-	2,048	-
SBA loans	29,931	-	29,931	-
Corporate bonds and redeemable preferred stock	19,873	-	19,873	-
Municipal bonds	24,053	-	24,053	-
Certificates of deposit	263	-	263	-
Derivatives	1,158	-	1,158	-
Total investments - trading	$94,741	$1,355	$93,386	$-

Other investments, at fair value:
Tiptree (2)	$353	$353	$-	$-
Other equity securities	43	28	15	-
CLOs	11,569	-	-	11,569
CDOs	34	-	-	34
Residential loans	383	-	383	-
Foreign currency forward contracts	(4)	(4)	-	-
Total	12,378	$377	$398	$11,603
EuroDekania (1)	2,502			-
Total other investments, at fair value	$14,880
Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$12,050	$12,050	$-	$-
Corporate bonds and redeemable preferred stock	25,851	-	25,851	-
Municipal bonds	20	-	20	-
Derivatives	1,181	-	1,181	-
Equity securities	82	82	-	-
Total trading securities sold, not yet purchased	$39,184	$12,132	$27,052	$-

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

Corporate Bonds and Redeemable Preferred Stock: The Company uses recently executed transactions or third party quotations from independent pricing services to arrive at the fair value of its investments in corporate bonds, and redeemable preferred stock. These valuations are based on a market approach. The Company generally classifies the fair value of these bonds within level 2 of the valuation hierarchy. In instances where the fair values of securities are based on quoted prices in active markets (for example with redeemable preferred stock), the Company classifies the fair value of these securities within level 1 of the valuation hierarchy.

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

Exchange Traded Funds: Exchange traded funds are investment funds that trade in active markets, similar to public company stocks and are included with equity securities in the tables above. The fair value of exchange traded funds is based on quoted prices in active markets. Valuation adjustments are not applied. The Company classifies the fair value of these securities within level 1 of the valuation hierarchy.

Equity Securities: The fair value of equity securities that represent investments in publicly traded companies (common or preferred shares, options, warrants, and other equity investments) is determined using the closing price of the security as of the reporting date. These are securities that are traded on a recognized liquid exchange. This is considered a level 1 value in the valuation hierarchy.

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

LEVEL 3 INPUTS
Three Months Ended March 31, 2016
(Dollars in Thousands)

	December 31, 2015	Net trading	Gains and losses (2)	Transfers out of level 3	Accretion of income (2)	Purchases	Sales and returns of capital	March 31, 2016	Change in unrealized gains /(losses) (1)
Assets
Other investments, at fair value
CLOs	$11,569	$-	$(129)	$-	$393	$-	$(908)	$10,925	$241
CDOs	34	-	6	-	-	-	-	40	6
Total other investments, fair value	$11,603	$-	$(123)	$-	$393	$-	$(908)	$10,965	$247

(1)Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)   Recorded as a component of principal transactions and other income in the consolidated statement of operations.

LEVEL 3 INPUTS
Three Months Ended March 31, 2015
(Dollars in Thousands)

	December 31, 2014	Net trading	Gains and losses (2)	Transfers out of level 3	Accretion of income (2)	Purchases	Sales and returns of capital	March 31, 2015	Change in unrealized gains /(losses) (1)
Assets
Other investments, at fair value
CLOs	$21,518	$-	$(66)	$-	$715	$-	$(1,721)	$20,446	$227
CDOs	11	-	17	-	-	-	-	28	17
Total other investments, fair value	$21,529	$-	$(49)	$-	$715	$-	$(1,721)	$20,474	$244

(1)   Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)   Recorded as a component of principal transactions and other income in the consolidated statement of operations.

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

Investments-trading: During the three months ended March 31, 2016 and 2015, there were no transfers into or out of level 3 of the valuation hierarchy.

Other investments, at fair value:  During the three months ended March 31, 2016 and 2015, there were no transfers into or out of level 3 of the valuation hierarchy.

 The following tables provide the quantitative information about level 3 fair value measurements as of March 31, 2016 and December 31, 2015.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	March 31, 2016	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$10,925	Discounted Cash Flow Model	Yield	21.6%	18.0% - 35.0%
			Duration (years)	6.4	6.1 - 7.4
			Default rate	2.0%	2.0%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2015	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$11,569	Discounted Cash Flow Model	Yield	20.1%	16.0 - 30.0%
			Duration (years)	6.6	6.3 - 7.6
			Default rate	2.0%	2.0% - 2.0%

Sensitivity of Fair Value to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below.

•CLOs:  The Company uses a discounted cash flow model to determine the fair value of its investments in CLOs.  Changes in the yield, duration, and default rate assumptions would impact the fair value determined.  The longer the duration, the lower the fair value of the investment.  The higher the yield, the lower the fair value of the investment.  The higher the default rate, the lower the fair value of the investment.

Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	Fair Value March 31, 2016	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$2,179	N/A	N/A	N/A
	$2,179

	Fair Value December 31, 2015	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$2,502	N/A	N/A	N/A
	$2,502

N/ANot applicable. EuroDekania does not offer redemptions and investors in EuroDekania have no commitments to make additional investments.

(a)EuroDekania owns investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks and bank holding companies based primarily in Western Europe; widely syndicated leveraged loans issued by European corporations; CMBS, including subordinated interests in first mortgage real estate loans; and RMBS and other ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros and U.K. Pounds Sterling. The fair value of the investment in this category has been estimated using the NAV per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.

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

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of March 31, 2016 and December 31, 2015, the Company had outstanding foreign currency forward contracts with a notional amount of 2.75 million Euros.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures.  The Company carries such EuroDollar future contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets.  As of March 31, 2016 and 2015, the Company had no outstanding EuroDollar future contracts.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments—trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At March 31, 2016, the Company had open TBA sale agreements in the notional amount of $1,178,861 and open TBA purchase agreements in the notional amount of $1,126,190. At December 31, 2015, the Company had open TBA and other forward agency MBS sale agreements in the notional amount of $699,460 and open TBA purchase agreements in the notional amount of $677,450.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as a derivative as either a forward purchase commitment or a forward sale commitment.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. At March 31, 2016, the Company had open forward purchase commitments of $5,921 and open forward sale commitments of $0.  At December 31, 2015, the Company had open forward purchase commitments of $3,075 and open forward sale commitments of $0.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of March 31, 2016 and December 31, 2015.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	March 31, 2016	December 31, 2015

TBAs and other forward agency MBS	Investments-trading	$6,269	$1,158
Other extended settlement trades	Investments-trading	5	-
Foreign currency forward contracts	Other investments, at fair value	(103)	(4)
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(5,643)	(1,181)
		$528	$(27)

 The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Foreign currency forward contracts	Revenues-principal transactions and other income	$(136)	$409
Other extended settlement trades	Revenue-net trading	5	2
TBAs and other forward agency MBS	Revenues-net trading	1,902	761
		$1,771	$1,172

9. COLLATERALIZED SECURITIES TRANSACTIONS

Reverse repurchase agreements and repurchase agreements, principally collateralized by U.S. government and federal agency obligations and MBS, are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. The resulting interest income and expense are included in net trading in the consolidated statements of operations.

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

At March 31, 2016 and December 31, 2015, the Company held reverse repurchase agreements of $175,516 and $128,011, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $187,788 and $137,232, respectively.

At March 31, 2016 and December 31, 2015, the Company had repurchase agreements of $175,754 and $127,913, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $187,788 and $137,232, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

The following table is a summary of the remaining contractual maturity of the gross obligations under repurchase agreements accounted for as secured borrowings segregated by the underlying collateral pledged.

Repurchase Agreements Accounted for as Secured Borrowings
(Dollars in Thousands)
March 31, 2016

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS	$-	$173,611	$-	$-	$173,611
Other ABS	-	-	2,143	-	2,143
	$-	$173,611	$2,143	$-	$175,754

Gross amount recognized					$175,754

Repurchase Agreements Accounted for as Secured Borrowings
(Dollars in Thousands)
December 31, 2015

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS	$-	$127,913	$-	$-	$127,913
	$-	$127,913	$-	$-	$127,913

Gross amount recognized					$127,913

10. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following table provides information about other assets as of the dates indicated.

OTHER ASSETS
(Dollars in Thousands)

	March 31, 2016	December 31, 2015
Deferred costs	$600	$600
Prepaid expenses	1,103	1,359
Prepaid income taxes	142	-
Security deposits	1,841	1,845
Miscellaneous other assets	154	161
Cost method investment	13	11
Furniture, equipment, and leasehold improvements, net	560	566
Intangible assets	166	166
Other assets	$4,579	$4,708

The following table provides information about accounts payable and other liabilities as of the dates indicated.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	March 31, 2016	December 31, 2015
Accounts payable	$290	$494
Rent payable	408	390
Accrued interest payable	309	138
Accrued interest on securities sold, not yet purchased	583	491
Payroll taxes payable	661	594
Other general accrued expenses	1,667	1,255
Accounts payable and other liabilities	$3,918	$3,362

11.  VARIABLE INTEREST ENTITIES

As a general matter, a reporting entity must consolidate a variable interest entity when it is deemed to be the primary beneficiary.  The primary beneficiary is the entity that has both (a) the power to direct the matters that most significantly impact the VIEs financial performance and (b) a significant variable interest in the VIE.  For the reporting periods presented herein, the Company has never determined that is the primary beneficiary of, and therefore consolidated, a VIE.

The Company is involved with VIEs in three main ways (i) as part of the Company’s principal investing portfolio; (ii) as part of the Company’s asset management activities; and (iii) within the Company’s trading portfolio.

The Company’s Principal Investing Portfolio

For each investment made within the principal investing portfolio, the Company assesses whether the investee is a VIE and if the Company is the primary beneficiary.  As of March 31, 2016, the Company had variable interests in various securitization VIEs, but determined that it was not the primary beneficiary, and, therefore, was not consolidating the securitization VIEs.  The maximum potential financial statement loss the Company could incur if the securitization vehicles were to default on all of their obligations is the loss of value of the interests in securitizations that the Company holds in its inventory at the time.  The Company has not provided financial support to these VIEs during the three months ended March 31, 2016 and 2015 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2016 and December 31, 2015.

The Company’s Asset Management Activities

For each investment management contract entered into by the Company, the Company assesses whether the entity being managed is a VIE and if the Company is the primary beneficiary.  The Company serves as collateral asset manager to certain securitizations which are VIEs.  Under the current guidance of ASU 2015-02, the Company has concluded that its asset management contract should not be considered a variable interest.  Currently, the Company has no other interests in entities it manages that are considered variable interests.  Therefore, the Company is not the primary beneficiary of any securitizations that it manages.

The Company’s Trading Portfolio

From time to time, the Company may have an interest in a VIE through the investments it makes as part of its trading activities.  Because of the high volume of trading activity the Company experiences, the Company does not perform a formal assessment of each individual investment within its trading portfolio to determine if the investee is a VIE and if the Company is a primary beneficiary.  Even if the Company were to obtain a variable interest in a VIE through its trading portfolio, the Company would not be deemed to be the primary beneficiary for two main reasons: (a) the Company does not usually obtain the power to direct activities that most significantly impact the any investee’s financial performance; and (b) a scope exception exists within the consolidation guidance for cases where the reporting entity is a broker dealer and any control (either as the primary beneficiary of a VIE or through a controlling interest in a voting interest entity) was deemed to be temporary.  In the extremely unlikely case that the Company somehow obtained the power to direct and a significant variable interest in an investee in its trading portfolio that was a VIE, any such control would be temporary due to the rapid turnover within the trading portfolio.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 12) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold but not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at March 31, 2016 and December 31, 2015.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	March 31, 2016	December 31, 2015
Other Investments, at fair value	$10,965	$11,603
Maximum Exposure	$10,965	$11,603

12. DEBT

The Company had the following debt outstanding as of the dates indicated:

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		March 31, 2016	December 31, 2015	Interest Rate Terms	Interest (3)	Maturity
Convertible senior notes:
8.00% convertible senior notes (the "8.0% Convertible Notes")	$8,248		$8,248	$8,248	Fixed	8.00%	September 2018 (1)
Less unamortized debt issuance costs			(377)	(410)
Long term debt less debt issuance costs			7,871	7,838

Junior subordinated notes:
Alesco Capital Trust I	28,125	(2)	12,216	12,084	Variable	4.62%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	8,709	8,613	Variable	4.78%	March 2035
	$48,125		20,925	20,697
Total			$28,796	$28,535

(1)The holders of the 8.0% Convertible Notes may convert all or any part of the outstanding principal amount of the 8.0% Convertible Notes at any time prior to maturity into shares of the Company’s (“Common Stock”) at a conversion price of $3.00 per share, subject to customary anti-dilution adjustments.

(2)The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owned by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding.  However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock the Company holds of $1,489.  Accordingly, the Company shows the net par value not held by it of $48,125 in the table above.  These trusts are VIEs and the Company does not consolidate them even though the Company holds common stock.  The Company carries the common stock on its balance sheet at a value of $0.

(3)Represents the interest rate in effect as of the last day of the reporting period.

Refer to note 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of the Company’s debt.

13. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the three months ended March 31, 2016 related to the number of shares of unrestricted Common Stock that the Company had issued as of March 31, 2016.

Common Stock
Shares
December 31, 2015	13,035,119
Vesting of shares	254,828
Shares withheld for employee taxes	(25,701)
Retirement of common stock	(1,759,680)
March 31, 2016	11,504,566

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

During the three months ended March 31, 2016, IFMI received and surrendered units of the Operating LLC. The following table displays the amount of units received (net of surrenders) by IFMI.

Operating LLC
Membership Units
Units related to UIS Agreement	467,002
Units surrendered from retirement of IFMI common stock	(1,759,680)
Total	(1,292,678)

The Company recognized a net decrease in additional paid in capital of $552 and a net increase in accumulated other comprehensive income of $49 with an offsetting increase in non-controlling interest of $503 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in IFMI’s ownership interest in the Operating LLC on the equity attributable to IFMI for the three months ended March 31, 2016 and 2015.

	March 31, 2016	March 31, 2015
Net income / (loss) attributable to IFMI	$199	$(558)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in IFMI's paid in capital for the
acquisition / (surrender) of additional units in consolidated
subsidiary, net	(552)	90
Changes from net income / (loss) attributable to IFMI and transfers (to) from the non-controlling interest	$(353)	$(468)

Repurchases of Common Stock

On March 17, 2016, the Company entered into a letter agreement (the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (“Agent”).  Pursuant to the 10b5-1 Plan, Agent agreed to use its commercially reasonable efforts to purchase, on the Company’s behalf, up to $1,000 of the shares of Common Stock, on any day that the NYSE MKT is open for business.  Purchases made under the 10b5-1 Plan commenced on March 17, 2016 and will end no later than December 15, 2016.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.

The 10b5-1 Plan was entered into in connection with the Company’s existing repurchase plan, as previously disclosed in the Company’s periodic reports from time to time, which permits the Company to repurchase shares of Common Stock from time to time in open market purchases or privately negotiated transactions.  During the three months ended March 31, 2016, the Company repurchased 65,680 shares in the open market pursuant to the 10b5-1 Plan for a total purchase price of $58.

On March 21, 2016, the Company (i) repurchased 650,000 shares of Common Stock, from an unrelated third-party in a privately negotiated transaction for an aggregate purchase price of $813, which represents a per share price of $1.25, and (ii) repurchased an aggregate of 1,044,000 shares of Common Stock from an investment manager representing certain stockholders that are unrelated to the Company in a separate privately negotiated transaction for an aggregate purchase price of $1,305, which represents a per share price of $1.25.  The Company repurchased all of these shares of Common Stock using cash on hand.

14. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.

As of March 31, 2016, JVB’s adjusted net capital was  $25,749, which exceeded the minimum requirements by  $25,492.

CCFL, a subsidiary of the Company regulated by the FCA, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of March 31, 2016, the total minimum required net liquid capital was  $1,116, and net liquid capital in CCFL was  $1,250, which exceeded the minimum requirements by $134 and was in compliance with the net liquid capital provisions.  See note 4.

15. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended March 31,
	2016	2015
Net income / (loss) attributable to IFMI	$199	$(558)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	65	(198)
Add / (deduct): Adjustment (2)	10	2
Net income / (loss) on a fully converted basis	$274	$(754)

Weighted average common shares outstanding - Basic	13,271,903	15,149,205
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,324,090	5,324,090
Dilutive Impact of restricted units or shares	81,402	-
Weighted average common shares outstanding - Diluted (3)	18,677,395	20,473,295

Net income / (loss) per common share - Basic	$0.01	$(0.04)

Net income / (loss) per common share - Diluted	$0.01	$(0.04)

 (1)The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the three months ended March 31, 2016 and 2015) may be redeemed and exchanged into shares of the Company on a one-to-one basis. The Operating LLC membership units not held by IFMI are redeemable at each IFMI  member’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the member’s redemption notice, or (ii) at the Company’s option, one share of Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of Common Stock as a dividend or other distribution on the outstanding Common Stock, or a further subdivision or combination of the outstanding shares of Common Stock. These membership units enter into the computation of diluted net income / (loss) per common share when the effect is not anti-dilutive using the if-converted method.

(2)An adjustment is included for the following reasons: (i) if the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable; and (ii) to adjust the non-controlling interest amount to be consistent with the weighted average share calculation.

(3)For the three months ended March 31, 2016 and 2015, weighted average common shares outstanding excludes a total of 0 and 1,423 shares, respectively, representing restricted Operating LLC membership units, restricted Common Stock, and restricted units of Common Stock that would be anti-dilutive because of the Company’s net loss. For the three  months ended March 31, 2016 and 2015,   weighted average common shares outstanding also excludes 2,749,167 shares from the assumed conversion of the 8.0% Convertibles Notes because the inclusion of the converted shares would be anti-dilutive.

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

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended March 31, 2016

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$10,202	$-	$-	$10,202	$-	$10,202
Asset management	-	2,312	-	2,312	-	2,312
New issue and advisory	381	-	-	381	-	381
Principal transactions and other income	67	613	160	840	-	840
Total revenues	10,650	2,925	160	13,735	-	13,735
Total operating expenses	8,990	937	128	10,055	2,416	12,471
Operating income / (loss)	1,660	1,988	32	3,680	(2,416)	1,264
Interest expense	-	-	-	-	(990)	(990)
Income / (loss) before income taxes	1,660	1,988	32	3,680	(3,406)	274
Income tax expense / (benefit)	-	-	-	-	10	10
Net income / (loss)	1,660	1,988	32	3,680	(3,416)	264
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	65	65
Net income / (loss) attributable to IFMI	$1,660	$1,988	$32	$3,680	$(3,481)	$199

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$38	$1	$-	$39	$43	$82

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended March 31, 2015

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$7,271	$-	$-	$7,271	$-	$7,271
Asset management	-	2,298	-	2,298	-	2,298
New issue and advisory	1,498	-	-	1,498	-	1,498
Principal transactions and other income	78	1,471	178	1,727	-	1,727
Total revenues	8,847	3,769	178	12,794	-	12,794
Total operating expenses	8,407	1,006	176	9,589	2,924	12,513
Operating income / (loss)	440	2,763	2	3,205	(2,924)	281
Interest expense	-	-	-	-	(976)	(976)
Income / (loss) before income taxes	440	2,763	2	3,205	(3,900)	(695)
Income tax expense / (benefit)	-	-	-	-	61	61
Net income / (loss)	440	2,763	2	3,205	(3,961)	(756)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(198)	(198)
Net income / (loss) attributable to IFMI	$440	$2,763	$2	$3,205	$(3,763)	$(558)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$167	$6	$-	$173	$61	$234

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

Balance Sheet Data
As of March 31, 2016

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$375,037	$2,761	$13,900	$391,698	$6,797	$398,495

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

Balance Sheet Data
December 31, 2015

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$281,813	$3,245	$15,039	$300,097	$8,318	$308,415

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

(1)Unallocated assets primarily include: (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of business segment assets and such amounts are excluded in business segment reporting to the chief operating decision maker.

(2)Goodwill and intangible assets as of March 31, 2016 and 2015 are allocated to the Capital Markets and Asset Management business segments as indicated in the table from above.

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States and (2) United Kingdom and other.  Total revenues by geographic area are summarized as follows.

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended March 31,
	2016	2015
Total Revenues:
United States	$12,509	$10,927
United Kingdom & Other	1,226	1,867
Total	$13,735	$12,794

Long-lived assets attributable to an individual country, other than the United States, are not material.

18. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $568 and $700 for the three months ended March 31, 2016 and 2015, respectively.

The Company paid income taxes of $158 and $3 for the three months ended March 31, 2016 and 2015, respectively. The Company received $0 and $0 income tax refunds for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•  The Company net surrendered units of the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $552, a net increase of $49 in accumulated other comprehensive income, and a increase of $503 in non-controlling interest. See note 13.

For the three months ended March 31, 2015, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•  The Company acquired additional units of the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $90, a net decrease of $6 in accumulated other comprehensive income, and a net decrease of $84 in non-controlling interest.

19. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the three months ended March 31, 2016 and 2015. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. Cohen Bros. Financial, LLC (“CBF”) and EBC 2013 Family Trust (“EBC”)

CBF has been identified as a related party because (i) CBF is a non-controlling interest of the Company and (ii) CBF is wholly owned by Mr. Cohen.

In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company. Mr.  Cohen is a trustee of EBC. The Company issued $2,400 in principal amount of the 8.0% Convertible Notes, and $1,600 of Common Stock to EBC.  See note D listed below and notes 4 and 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at the end of this section.

B. The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”) is identified as a related party because Mr. Cohen is TBBK’s chairman.

TBBK maintained deposits for the Company in the amount of $61 and $43 as of March 31, 2016 and December 31, 2015, respectively. These amounts are not disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of March 31, 2016 and December 31, 2015, the Company had repurchase agreements with TBBK as the counterparty $10,210 and $0, respectively. As of March 31, 2016 and December 31, 2015, the fair value of the collateral provided to TBBK by the Company relating to these repurchase agreements was $10,755 and $0, respectively.  These amounts are included as a component of securities sold under agreement to repurchase in the Company’s consolidated balance sheets.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amount of $26 and $162 for the three months ended March 31, 2016 and 2015, respectively, which was included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

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

D. Mead Park Capital Partners LLC (“Mead Park Capital”) and Mead Park Advisors LLC (“Mead Park”), Mr. Ricciardi, and Mr. DiMaio

Investment in IFMI by Mead Park Capital

In September 2013, Mead Park Capital made a $9,746 investment in the Company.  The Company issued $5,848 in principal amount of the 8.0% Convertible Notes and $3,898 of Common Stock to Mead Park Capital (which were convertible, at any time by the holder thereof prior to the maturity of the notes into 1,949,167 shares of Common Stock).  At that time Jack DiMaio, Jr. was the chief executive officer and founder of Mead Park Capital and Christopher Ricciardi, the Company’s former president was a member of Mead Park Capital.  In connection with the September 25, 2013 closing of the transactions contemplated by the definitive agreements relating to Mead Park Capital’s investment in the Company, Jack DiMaio, Jr. and Mr. Ricciardi were elected to the Company’s board of directors. Mr. DiMaio was also named the chairman of the Company’s board of directors. Mr. Ricciardi is no longer a director of the Company.  See notes 4 and 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Concurrent with the appointment of Mr. DiMaio and Mr. Ricciardi to the Company’s board of directors, Mead Park Capital was considered a related party of the Company.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tables at the end of this section.

On August 28, 2015, Mead Park Capital sold $4,386 of the 8.0% Convertible Notes and 1,461,876 shares of Common Stock to the Edward E. Cohen IRA, of which Edward E. Cohen is the benefactor.  Edward E. Cohen is the father of Daniel G. Cohen.  Common Stock and 8.0% Convertible Notes sold in this transaction represented substantially all of the amounts beneficially owned by Mr. DiMaio. Also as a result of this transaction, Mr. DiMaio was no longer a member of Mead Park Capital.   Mr. DiMaio remains the chairman of the Company’s board of directors.  Mr. Ricciardi remained a member and sole manager of Mead Park Capital.

On October 16, 2015, the Company entered into the Termination Agreement.  Pursuant to the Termination Agreement, in connection with the termination of the Mead Park Purchase Agreement (as defined below) and all rights and obligations thereunder and the mutual release of claims set forth in the Termination Agreement, on October 16, 2015: (i) Mead Park Capital transferred to the Company 487,291 shares of the Company’s Common Stock; (ii) the Ricciardi Parties transferred to the Company 1,512,709 shares of Common Stock; (iii) the Company and Mead Park Capital terminated in its entirety, effective October 16, 2015, that certain Securities Purchase Agreement, dated as of May 9, 2013, by and among the Company, Mead Park Capital and, solely for purposes of Section 6.3 thereof, Mead Park Holdings LP (the “Mead Park Purchase Agreement”); and (iv) the Company transferred $4,000 in cash to accounts designated by Mr. Ricciardi for the benefit of the Ricciardi Parties and Mead Park Capital.

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

Mr. Ricciardi did not sell any of the 8.0% Convertible Notes beneficially owned by him as part of either the August 28, 2015 or October 16, 2015 transactions.  During 2015, Mead Park Capital transferred the remaining notes it held in the amount of $1,462 to Mr. Ricciardi.  At the Company’s annual meeting held on December 21, 2015, Mr. Ricciardi was not reelected to the Company’s board of directors.   Subsequent to this date, Mr. Ricciardi is no longer considered a related party.

CDO Sub-Advisory Agreement with Mead Park Advisors, LLC

In July 2014, IFMI’s subsidiaries, Cohen & Company Financial Management LLC (“CCFM”) and Dekania Capital Management, LLC (“DCM”), entered into a CDO sub-advisory agreement with Mead Park Advisors, LLC (“Mead Park Advisors”) whereby Mead Park Advisors renders investment advice and provides assistance to CCFM and DCM with respect to their management of certain CDOs.  The Company incurred consulting fee expense related to this sub-advisory agreement, which is disclosed as part of professional fee and other operating in the tables at the end of this section. Mead Park Advisors remains a related party of the Company because Jack DiMaio maintains an ownership interest in it.

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

RELATED PARTY TRANSACTIONS
Three Months Ended March 31, 2016
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
EBC	$-	$-	$-	$-	$-	$57
Edward E. Cohen IRA	-	-	-	-	-	105
Mead Park Advisors, LLC	-	-	-	-	50	-
	$-	$-	$-	$-	$50	$162

RELATED PARTY TRANSACTIONS
Three Months Ended March 31, 2015
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
EBC	-	-	-	-	-	56
Mead Park Capital	-	-	-	-	-	136
Mead Park Advisors, LLC	-	-	-	-	50	-
Woodlea					8
	$-	$-	$-	$-	$58	$192

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

The Company has a sublease agreement for certain office space with the Company’s chairman of the board.  The Company receives payments under this agreement.  The payments are recorded as a reduction in the related rent and utility expenses.  The Company recorded a reduction in the rent and utility expenses in the amount of $3 and an immaterial amount for the three months ended March 31, 2016 and 2015, respectively.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $90 and $82 for the three months ended March 31, 2016 and 2015, respectively.

20. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 19 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	March 31, 2016	December 31, 2015
Employees & other	$40	$77
Due from Related Parties	$40	$77

Mead Park	$50	$50
Total Due to Related Parties	$50	$50

 ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Institutional Financial Markets, Inc. and its majority owned subsidiaries (collectively, “we,” “us,” “our,” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Overview

We are a financial services company specializing in the fixed income markets. We were founded in 1999 as an investment firm focused on small-cap banking institutions, but have grown to provide an expanding range of capital markets and asset management services. We are organized into three business segments: Capital Markets, Principal Investing, and Asset Management.

•Capital Markets: Our Capital Markets business segment consists primarily of fixed income sales, trading, financing, new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, CMBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs and other forward agency MBS contracts, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We carry out our capital market activities primarily through our subsidiaries: JVB in the United States and CCFL in Europe.

•Principal Investing: Our Principal Investing business segment is comprised of investments that we have made using our own capital excluding investments we make to support our Capital Markets business segment.  Historically, we primarily made principal investments in the entities we managed.  Beginning in the first quarter of 2014, we began investing our capital in investments (primarily equity tranches of CLOs) that we do not manage.  These investments are a component of our other investments, at fair value in our consolidated balance sheet.  We have made no new CLO investments in 2015 or 2016.

•Asset Management: Our Asset Management business segment manages assets within CDOs, permanent capital vehicles, managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of March 31, 2016, we had approximately $3.89 billion in AUM of which 95.6% was in CDOs. Almost all of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, auction call redemptions, and defaults.  We do not expect to complete any securitizations in the future so we expect our asset management revenue to continue to decline in the future.

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

Principal Investing:

•Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value

Asset Management:

•  Asset management fees for our on-going asset manager services provided to various Investment Vehicles, which may include fees both senior and subordinate to the securities issued by the Investment Vehicle;

•Incentive management fees earned based on the performance of the various Investment Vehicles

Business Environment

Our business is materially affected by economic conditions in the financial markets, political conditions, broad trends in business and finance, changes in volume and price levels of securities transactions, and changes in interest rates, all of which can affect our profitability and are unpredictable and beyond our control. These factors may affect the financial decisions made by investors and companies, including their level of participation in the financial markets and their willingness to participate in corporate transactions. Severe market fluctuations or weak economic conditions could reduce our trading volume and revenues, could negatively affect our ability to generate new issue and advisory revenue, and adversely affect our profitability.

As a general rule, our trading business benefits from increased market volatility.  Increased volatility usually results in increased activity from our clients and counterparties.  However, periods of extreme volatility may at times result in clients reducing their trading volumes, which would negatively impact our results.  Also, periods of extreme volatility may result in large fluctuations in securities valuations and we may incur losses on our holdings.

In addition, as a smaller firm, we are exposed to intense competition.  Although we provide financing to our customers, larger firms, have a much greater capability to provide their clients with financing, which provides them with a competitive advantage.  We are much more reliant upon our employees’ relationships, networks, and abilities to exploit market opportunities.  Therefore, our business may be significantly impacted by the addition or loss of key personnel.

We try to address these challenges by (i) focusing our business on clients and asset classes that are underserved by the large firms; (ii) continuing to monitor our fixed costs to enhance operating leverage and limit our losses during periods of low volumes, and (iii) attempting to hire and retain entrepreneurial and effective traders and salespeople.

Our business environment is rapidly changing.  New risks and uncertainties emerge continuously and it is not possible for us to predict all the risks we will face.  This may negatively impact our operating performance.

A portion of our revenue is generated from net trading activity. We engage in proprietary trading for our own account, provide securities financing for our customers, as well as execute “riskless” trades with a customer order in hand resulting in limited market risk to us. The inventory of securities held for our own account, as well as held to facilitate customer trades, and our market making activities are sensitive to market movements.

A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business.  Currently, we provide investment banking and advisory services in Europe and in the United States through our subsidiaries, JVB and CCFL, respectively. Currently in the United States, our primary source of new issue revenue is JVB’s SBA group’s participation in COOF Securitizations. The SBA secondary market program allows for the purchaser of a SBA loan certificate to “strip” a portion of the interest rate from a guaranteed loan portion, creating what is called an originator fee or interest only strip. This enhances the ability of SBA pool assemblers to securitize the guaranteed portion of loans that do not have the same interest rate. Our SBA group’s participation in this area has grown during recent years.  In Europe, CCFL engages in new issue placements in corporate and securitized products and advisory services.

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of March 31, 2016,  95.6% of our existing AUM are in CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not recovered since that time. Consequently, we have been unable to complete a new securitization since 2008.

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

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the underlying operating results of these investments. As of March 31, 2016, we had $13,746 of other investments, at fair value representing our principal investment portfolio. Our results of operations and financial condition will be significantly impacted by the financial results of these investments.

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

On June 30, 2015, the parties to the European Sale Agreement agreed to extend the deadline for the closing of the transaction from June 30, 2015 to December 31, 2015 and the settlement date of the intercompany payables from June 30, 2015 to December 31, 2015 (the “Second Extension”).  In connection with the Second Extension, the parties to the European Sale Agreement agreed that if the European Sale Agreement is terminated in accordance with its terms prior to the closing, then (i) Mr. Cohen will pay $600 in respect of a portion of the legal and financial advisory fees and expenses incurred by us and the special committee of our board of directors in connection with the transactions contemplated by the European Sale Agreement since April 1, 2014 and (ii) an amendment (the “Employment Agreement Amendment”) to the Amended and Restated Employment Agreement, dated as of May 9, 2013, among the Operating LLC, the Company, Mr. Cohen, and J.V.B. Financial Group Holdings, LP (formerly known as C&Co/PrinceRidge Holdings LP) (the “Employment Agreement”), would become effective. The Cohen Employment Agreement Amendment would provide that if Mr. Cohen’s employment was terminated by the Operating LLC without cause or by Mr. Cohen for good reason (as such terms are defined in the Employment Agreement), the Operating LLC would pay Mr. Cohen a maximum of $1,000 as a severance benefit. The Employment Agreement currently provides that in the event of such termination, the Operating LLC will pay Mr. Cohen a minimum of $3,000 as a severance benefit.

The European Sale Agreement provides that either party may terminate the agreement after December 31, 2015. On February 18, 2016, C&Co Europe Acquisition LLC provided notice to the Operating LLC that it continues to evaluate its options with regard to the transaction. To date, neither party has terminated the European Sale Agreement, and the Company and the Operating LLC continue to evaluate the transaction.

Repurchases of IFMI Common Stock (“Common Stock”)

On March 17, 2016, we entered into a letter agreement (the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (“Agent”).  Pursuant to the 10b5-1 Plan, Agent agreed to use its commercially reasonable efforts to purchase, on our behalf, up to $1,000 of the shares of our common stock, on any day that the NYSE MKT is open for business.  Purchases made under the 10b5-1 Plan commenced on March 17, 2016 and will end no later than December 15, 2016.  Pursuant to the 10b5-1 Plan, purchases of our common stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.

The 10b5-1 Plan was entered into in connection with our existing repurchase plan, as previously disclosed in our periodic reports from time to time, which permits us to repurchase shares of our common stock from time to time in open market purchases or privately negotiated transactions.  During the three months ended March 31, 2016, we repurchased 65,680 shares in the open market pursuant to the 10b5-1 Plan for a total purchase price of $58.

On March 21, 2016, we (i) repurchased 650,000 shares of our common stock, from an unrelated third-party in a privately negotiated transaction for an aggregate purchase price of $813, which represents a per share price of $1.25, and (ii) repurchased an aggregate of 1,044,000 shares of common stock from an investment manager representing certain stockholders that are unrelated to us in a separate privately negotiated transaction for an aggregate purchase price of $1,305, which represents a per share price of $1.25.  We repurchased all of these shares of common stock using cash on hand.

See note 13 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

 Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2016 and 2015.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,		Favorable / (Unfavorable)
	2016	2015	$ Change	% Change
Revenues
Net trading	$10,202	$7,271	$2,931	40%
Asset management	2,312	2,298	14	1%
New issue and advisory	381	1,498	(1,117)	(75)%
Principal transactions and other income	840	1,727	(887)	(51)%
Total revenues	13,735	12,794	941	7%

Operating expenses
Compensation and benefits	8,540	7,588	(952)	(13)%
Business development, occupancy, equipment	664	818	154	19%
Subscriptions, clearing, and execution	1,522	1,848	326	18%
Professional fee and other operating	1,663	2,025	362	18%
Depreciation and amortization	82	234	152	65%
Total operating expenses	12,471	12,513	42	0%

Operating income / (loss)	1,264	281	983	350%

Non-operating income / (expense)

Interest expense	(990)	(976)	(14)	(1)%
Income / (loss) before income taxes	274	(695)	969	139%
Income taxes	10	61	51	84%
Net income / (loss)	264	(756)	1,020	135%
Less: Net income (loss) attributable to the non-controlling interest	65	(198)	(263)	(133)%
Net income / (loss) attributable to IFMI	$199	$(558)	$757	136%

Revenues

Revenues increased by $941, or 7%, to $13,735 for the three months ended March 31, 2016 from $12,794 for the three months ended March 31, 2015. As discussed in more detail below, the change was comprised of (i) an increase of $2,931 in net trading revenue; (ii) an increase of $14 in asset management revenue; (iii) a decrease of $1,117 in new issue and advisory revenue; and (iv) a decrease of $887 in principal transactions and other income.

Net Trading

Net trading revenue increased by $2,931, or 40%, to $10,202 for the three months ended March 31, 2016 from $7,271 for the three months ended March 31, 2015.

The increase was primarily the result of increases in our corporate investment grade and corporate high yield asset classes.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the three months ended March 31, 2016 may not be indicative of future results. Furthermore, some of the assets included in the investments-trading line of our consolidated balance sheets may represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	March 31,		December 31,
	2016	2015	2015	2014
Company sponsored CDOs (1)	$3,720,180	$4,013,635	$3,746,561	$4,283,333
Managed accounts (2)	172,156	40,542	165,834	13,689
Assets under management (3)	$3,892,336	$4,054,177	$3,912,395	$4,297,022

(1)	Management fee income earned from Company sponsored CDOs is recorded as a component of asset management revenue.
(2)	Management fee income earned on managed accounts is recorded as a component of asset management revenue.
(3)	AUM for Company sponsored CDOs, permanent capital vehicles, investment funds, and other managed accounts represents total AUM at the end of the period indicated.
(4)

Asset management fees increased by $14, or 1%, to $2,312 for the three months ended March 31, 2016 from $2,298 for the three months ended March 31, 2015, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	March 31, 2016	March 31, 2015	Change
CDOs	$1,965	$2,210	$(245)
Other	347	88	259
Total	$2,312	$2,298	$14

CDOs

A substantial portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, and defaults.  We do not expect to complete any securitizations in the future so we expect our asset management revenue to continue to decline over time.

Asset management revenue from Company sponsored CDOs decreased by $245 to $1,965 for the three months ended March 31, 2016 from $2,210 for the three months ended March 31, 2015. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	March 31, 2016	March 31, 2015	Change
TruPS and insurance company debt - U.S.	$978	$1,014	$(36)
High grade and mezzanine ABS	-	9	(9)
TruPS and insurance company debt - Europe	458	513	(55)
Broadly syndicated loans - Europe	529	674	(145)
Total	$1,965	$2,210	$(245)

Asset management fees for TruPS and insurance company debt – U.S. declined primarily because average AUM has declined because of principal payments.

Asset management fees for high grade and mezzanine ABS declined because in late 2015, the last CDO in this asset class was liquidated.  We do not expect to earn material management fees in the future from this asset class.

Asset management fees for TruPS and insurance company debt – Europe declined because of both (i) average AUM has declined because of principal payments; and (ii) the impact of foreign exchange rates as these contracts make management fee payments in Euros.

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  Fees declined because both (i) the reinvestment period for this CLO has ended; and (ii) the impact of foreign exchange rates as these contracts make management fee payments in Euros.  Following the end of the reinvestment period, principal payments received are paid out to investors in the CLO.  The fees we earn should decline as the collateral balances decline.

Other

Other asset management revenue increased by $259 to $347 for the three months ended March 31, 2016 from $88 for the three months ended March 31, 2015.   The increase was primarily due to performance fees being earned on our managed accounts during 2016.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $1,117, or 75%, to $381 for the three months ended March 31, 2016 from $1,498 for the three months ended March 31, 2015.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $887 to $840 for the three months ended March 31, 2016, as compared to $1,727 for the three months ended March 31, 2015.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	March 31, 2016	March 31, 2015	Change
EuroDekania	$8	$(228)	$236
Tiptree	(23)	(449)	426
Currency hedges	(136)	409	(545)
CLO investments	263	649	(386)
Other principal investments	15	18	(3)
Total principal transactions	127	399	(272)

Alesco X-XVII revenue share	198	187	11
Star Asia revenue share	233	1,102	(869)
Strategos revenue share	-	20	(20)
IIFC revenue share	94	93	1
FGC revenue share	-	78	(78)
Other revenue shares	79	106	(27)
All other income / (loss)	109	(258)	367
Other income	713	1,328	(615)

Total principal transactions and other income	$840	$1,727	$(887)

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

Tiptree is publicly traded and we carry our investment at Tiptree’s closing share price.  Changes in the fair value of our investment in Tiptree represent changes in its share price and any dividends declared.  Subsequent to March 31, 2016, we liquidated all of our remaining investment in Tiptree.

The CLO investments represent investments in the most junior tranche of certain CLOs.  The income of $263 recognized during the three months ended March 31, 2016 was comprised of $393 of investment income, $240 of net unrealized gain, partially offset by $370 of impairment.  The income of $649 recognized during the three months ended March 31, 2015 was comprised of $715 of investment income, $227 of net unrealized gain, partially offset by $293 of impairment charges.

Our currency hedge consists of a Euro forward agreement designed to hedge the currency risk primarily associated with our investment in EuroDekania.

Other Income / (Loss)

Other income decreased by $615 to $713 for the three months ended March 31, 2016, as compared to $1,328 for the three months ended March 31, 2015. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.

The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned above certain thresholds.  These arrangements expire, or have expired, as follows:

•	The Alesco X-XVII revenue share arrangement expires in February 2017.
•	The Star Asia revenue share arrangement does not have a fixed termination date but could terminate as early as January 2018.
•	The Strategos revenue share arrangement expired in 2014. There was a small adjustment recorded in 2015.
•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20 million in revenue share payments.   To date, we have earned $869.  Also, in any particular year, the revenue share earned by us cannot exceed $2 million.

•	The FGC revenue share arrangement expired in 2015.
•

The other revenue share arrangements are based on management fees earned on management contracts related to certain CDOs.  Two of these arrangements have fixed termination dates in 2016, while one of these arrangements has no fixed termination date but terminates when the CDO liquidates according to its underlying terms.

Operating Expenses

Operating expenses decreased by $42, or 0%, to $12,471 for the three months ended March 31, 2016 from $12,513 for the three months ended March 31, 2015. As discussed in more detail below, the change was comprised of (i) an increase of $952 in compensation and benefits; (ii) a decrease of $154 in business development, occupancy, and equipment; (iii) a decrease of $326 in subscriptions, clearing, and execution; (iv) a decrease of $362 of professional fee and other operating; and (v) a decrease of $152 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $952, or 13%, to $8,540 for the three months ended March 31, 2016 from $7,588 for the three months ended March 31, 2015.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	March 31, 2016	March 31, 2015	Change
Cash compensation and benefits	$7,981	$7,025	$956
Equity-based compensation	559	563	(4)
Total	$8,540	$7,588	$952

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $956 to $7,981 for the three months ended March 31, 2016 from $7,025 for the three months ended March 31, 2015.  This increase was a result of an increase in incentive compensation that is tied to revenue and operating profitability partially offset by a reduction in our headcount.  Our total headcount decreased from 104 at March 31, 2015 to 86 at March 31, 2016.  From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $4 to $559 for the three months ended March 31, 2016 from $563 for the three months ended March 31, 2015.  Of this equity based compensation expense $350 and $350 represents expense related to our annual grants to our directors for the three months ended March 31, 2016 and 2015, respectively.  Although these grants remain restricted for a period of one year, they are expensed in full when granted because the release of the restriction is not dependent upon future service.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $154, or 19%, to $664 for the three months ended March 31, 2016 from $818 for the three months ended March 31, 2015.  The decrease was comprised of a decrease of $63 in business development and a decrease in occupancy and equipment expenses of $91.  The decrease in occupancy and equipment was due to our continued efforts to reduce our office space costs by not renewing leases and subleasing excess office space.  The decrease in business development was primarily the result of continued cost cutting efforts.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $326, or 18%, to $1,522 for the three months ended March 31, 2016 from $1,848 for the three months ended March 31, 2015.  The decrease was due to a decrease in subscriptions of $139 and a reduction in clearing and execution of $187.  The decrease in subscriptions was primarily due to cost cutting measures as well as reduced headcount.  The decrease in clearing and execution was comprised of a decrease in solicitation costs incurred in connection with our European separate accounts business of $258, partially offset by an increase in clearing costs of $71 due to increased trading volume.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $362, or 18%, to $1,663 for the three months ended March 31, 2016 from $2,025 for the three months ended March 31, 2015. This decrease was comprised of a decrease of $497 in professional fees, partially offset by an increase of $135 in other operating expenses.  The reduction in professional fees was comprised of a reduction in legal as well as audit fees.  The increase in other operating expenses was primarily due to a bad debt recovery recorded as a reduction in other operating expenses in the three months ended March 31, 2015 of $120.

Depreciation and Amortization

Depreciation and amortization decreased by $152, or 65%, to $82 for the three months ended March 31, 2016 from $234 for the three months ended March 31, 2015.  The decrease was primarily the result of fixed assets becoming fully depreciated after March 31, 2015.

Non-Operating Income and Expense

Interest Expense

Interest expense increased by $14, or 1%, to $990 for the three months ended March 31, 2016 from $976 for the three months ended March 31, 2015.  The increase was comprised of an increase of $9 related to increased interest expense incurred on our junior subordinated notes due to changes in the effective rate and an increase of $5 related to increased interest incurred on our convertible debt.  Although the convertible debt is fixed rate, there was an extra day in three months ended March 31, 2016 due to the leap year.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $51 to income tax expense / (benefit) of $10 for the three months ended March 31, 2016 from $61 for the three months ended March 31, 2015.  The decrease was primarily the result of a decrease in foreign taxes.  See note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding an income tax assessment received by us from the Commonwealth of Pennsylvania.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended March 31, 2016 and 2015 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended March 31, 2016

	Total
	Operating LLC		Consolidated
	Consolidated	IFMI	IFMI
Net income / (loss) before tax	$274	$-	$274
Income tax expense / (benefit)	10	-	10
Net income / (loss) after tax	264	-	264
Average effective Operating LLC non-controlling interest (1)%	24.62%
Operating LLC non-controlling interest	$65

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended March 31, 2015

	Total
	Operating LLC		Consolidated
	Consolidated	IFMI	IFMI
Net income / (loss) before tax	$(695)	$-	$(695)
Income tax expense / (benefit)	61	-	61
Net income / (loss) after tax	(756)	-	(756)
Average effective Operating LLC non-controlling interest (1)%	26.19%
Operating LLC non-controlling interest	$(198)

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

See Liquidity and Capital Resources – Debt Financing and Liquidity and Capital Resources – Contractual Obligations below.

During the third quarter of 2010, our board of directors initiated a dividend of $0.05 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, the Company declared a dividend of $0.02 per quarter, which was paid regularly through the first quarter of 2016. The Company’s board of directors can decide to increase, reduce, or eliminate dividends in the future. The Company’s board of directors’ decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon the payment of dividends to stockholders of the Company.

On May 3, 2016, our board of directors declared a cash dividend of $0.02 per share, which will be paid on our Common Stock on June 3, 2016 to stockholders of record on May 20, 2016.  A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

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

(3) To fund mergers or acquisitions: We may opportunistically use capital to acquire other asset managers, individual asset management contracts, or financial services firms. We may need to raise additional debt or equity financing in order to ensure we have the capital necessary to take advantage of attractive merger or acquisition opportunities.

(4) To fund potential dividends, distributions, and share repurchases: During the third quarter of 2010 and for each subsequent quarter through March 31, 2016, we have declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI. See note 21 to our consolidated financial statements included in item 1 in this Quarterly Report on Form 10-Q.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of March 31, 2016 and December 31, 2015, we maintained cash and cash equivalents of $5,615 and $14,115, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Three Months Ended March 31,
	2016	2015
Cash flow from operating activities	$(7,130)	$(9,392)
Cash flow from investing activities	1,187	2,890
Cash flow from financing activities	(2,554)	(411)
Effect of exchange rate on cash	(3)	(258)
Net cash flow	(8,500)	(7,171)
Cash and cash equivalents, beginning	14,115	12,253
Cash and cash equivalents, ending	$5,615	$5,082

 See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Three Months Ended March 31, 2016

As of March 31, 2016, our cash and cash equivalents were $5,615, representing a decrease of $8,500 from December 31, 2015. The decrease was attributable to cash used by operating activities of $7,130,  cash provided by investing activities of $1,187,  cash used by financing activities of $2,554, and the decrease in cash caused by the change in exchange rates of $3.

The cash used by operating activities of $7,130 was comprised of (a) net cash inflows of $32 related to working capital fluctuations; (b) net cash outflows of  $8,199 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash inflows from other earnings items of $1,037 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, equity based compensation, depreciation and amortization, and amortization of discount on debt).

The cash provided by investing activities of $1,187 was comprised of (a) $1,410 of cash from sales and returns of principal of other investments, at fair value; partially offset by (b) $147 of purchases of other investments, at fair value and (c) $76 of cash used to purchase furniture, equipment, and leasehold improvements.

The cash used in financing activities of $2,554 was comprised of (a)  $2,176 in cash used to repurchase our Common Stock; (b) $28 in cash used to net settle employee equity awards; (c) $106 of distributions to non-controlling interests related to the Operating LLC; and (d) $244 in dividends to stockholders of IFMI.

Three Months Ended March 31, 2015

As of March 31, 2015, our cash and cash equivalents were $5,082, representing a net decrease of $7,171 from December 31, 2014. The decrease was attributable to cash used by operating activities of $9,392,  cash provided by investing activities of $2,890, cash used by financing activities of $411, and the decrease in cash caused by the change in exchange rates of $258.

The cash used by operating activities of $9,392 was comprised of (a) net cash inflows of $180 related to working capital fluctuations; (b)  net cash outflows of $9,473 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) net cash outflows from other earnings items of $99 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income or loss from equity method affiliates, equity based compensation, depreciation and amortization, amortization of discount on debt, and impairment of goodwill).

The cash provided by investing activities of $2,890 was comprised of (a) $2,976 of sales and returns of capital of other investments, at fair value cash used to purchase other investments, at fair value, partially offset by (b) $1 of purchases of other investments, at fair value and (c) $85 of purchases of furniture, equipment, and leasehold improvements.

The cash used in financing activities of $411 was comprised of (a) $106 of distributions to non-controlling interests related to the Operating LLC and (b) $305 in dividends to stockholders of IFMI.

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFL in the United Kingdom. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at March 31, 2016 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)
United States	$257
United Kingdom	1,116
Total	$1,373

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at March 31, 2016, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $26,999. See note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the three months ended March 31, 2016 and the twelve months ended December 31, 2015 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Three Months Ended March 31, 2016	Twelve Months Ended December 31, 2015
Receivables under resale agreements
Period end	$175,516	$128,011
Monthly average	159,022	134,533
Maximum month end	175,516	172,746
Securities sold under agreements to repurchase
Period end	$175,754	$127,913
Monthly average	159,039	134,564
Maximum month end	175,754	172,717

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

Debt Financing

As of March 31, 2016, we had the following sources of debt financing other than securities financing arrangements: (1)  convertible senior notes, comprised of 8.0% Convertible Notes; and (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I.

See note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		March 31, 2016	December 31, 2015	Interest Rate Terms	Interest (3)	Maturity
Convertible senior notes:
8.00% convertible senior notes (the "8.0% Convertible Notes")	$8,248		$8,248	$8,248	Fixed	8.00%	September 2018 (1)
Less unamortized debt issuance costs			(377)	(410)
Long term debt less debt issuance costs			7,871	7,838

Junior subordinated notes:
Alesco Capital Trust I	28,125	(2)	12,216	12,084	Variable	4.62%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	8,709	8,613	Variable	4.78%	March 2035
	$48,125		20,925	20,697
Total			$28,796	$28,535

(1)

The holders of the 8.0% Convertible Notes may convert all or any part of the outstanding principal amount of the 8.0% Convertible Notes at any time prior to maturity into shares of Common Stock at a conversion price of $3.00 per share, subject to customary anti-dilution adjustments.

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

Off-Balance Sheet Arrangements

Other than as described in note 8 (derivatives) and note 11 (variable interest entities) to our consolidated financial statements included in item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of March 31, 2016.

Contractual Obligations

The table below summarizes our significant contractual obligations as of March 31, 2016 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 8.0% Convertible Notes are not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities and repurchase agreements.

CONTRACTUAL OBLIGATIONS
March 31, 2016
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$3,411	$1,410	$1,203	$779	$19
Maturity of 8.0% Convertible Notes (1)	8,248	-	8,248	-	-
Interest on 8.0% Convertible Notes (1)	1,828	669	1,159	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	45,852	2,253	4,508	4,508	34,583
	$107,464	$4,332	$15,118	$5,287	$82,727

 (1)Assumes the 8.0% Convertible Notes are not converted prior to maturity.

(2)The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 4.616% (based on a 90-day LIBOR rate in effect as of March 31, 2016 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 4.779% (based on a 90-day LIBOR rate in effect as of March 31, 2016 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In February 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (subtopic 825-10).  The revised guidance makes the following changes: (i) requires equity investments with readily determinable fair value (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) allows an entity to choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (iii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and when a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (iv) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (v) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (vi) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (vii) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (viii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (ix) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For non-public entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  We are currently evaluating the impact of these amendments on the presentation in our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).   Under the new guidance, lessees will be required to recognize the following for all leases with the exception of short-term leases:  (i) a lease liability, which is a  lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessor accounting is largely unchanged.  Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.  The ASU is effective for entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal year.  Early application is permitted.  We are currently evaluating this new guidance to determine the impact it may have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815):    Contingent Put and Call Options in Debt Instruments.  This ASU clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. This ASU is effective for fiscal years beginning after December 15, 2016.  Early adoption is permitted and if adopted on an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating this new guidance to determine the impact it may have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.  This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. If an entity has an available-for-sale equity security that becomes qualified for the equity method of accounting it should recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.

This ASU is effective for fiscal years beginning after December 15, 2016 and should be applied prospectively upon the effective date to increases in the level of ownership interest or degree of influence that result.  Early adoption is permitted.  We are currently evaluating this new guidance to determine the impact it may have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance.  The effective date and transition of this ASU is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The effective date for this guidance is for reporting periods beginning after December 15, 2017, including interim reporting periods therein.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This ASU simplifies several aspects of the accounting for share-based payment award transactions including:  (i) income tax consequences; (ii) classification of awards as either equity or liabilities; and (iii) classification on the statement of cash flows.  The effective date for this ASU is for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2015. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended March 31, 2016, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of March 31, 2016, we would incur a loss of $3,793 if the yield curve rises 100 bps across all maturities and a gain of $3,790 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment that is denominated in Euros.  The fair value of this investment is subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of March 31, 2016, our equity price sensitivity was $252 and our foreign exchange currency sensitivity was $84.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of March 31, 2016, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,902 as of March 31, 2016.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2016. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at March 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Incorporated by reference to the headings titled “Legal and Regulatory Proceedings” in note 16 to the consolidated financial statements include in Item 1 in this Quarterly Report on Form 10-Q.

Item  1A.Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2015.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
January 1, 2016 to January 31, 2016	25,701	$1.11	25,701	$41,393
February 1, 2016 to February 29, 2016	-	$-	-	$41,393
March 1, 2016 to March 31, 2016 (1)	1,759,680	$1.24	1,759,680	$39,217
Total	1,785,381		1,785,381

(1)	See note 13 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2016, and 2015, (iii) the Consolidated Statement of Changes in Equity for the Three Months Ended March 31, 2016, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016, and 2015, and (v) Notes to Consolidated Financial Statements.**

*Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

**Filed herewith.

***Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Institutional Financial Markets, Inc.

	By:	/s/ LESTER R. BRAFMAN

Lester R. Brafman
Date: May 4, 2016		Chief Executive Officer

Institutional Financial Markets, Inc.

	By:	/s/ JOSEPH W. POOLER, JR.

Joseph W. Pooler, Jr.
Date: May 4, 2016		Executive Vice President, Chief Financial Officer and Treasurer