Form 10-Q
period 2016-06-30
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2016-08-04
CIK 1270436

 /

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 31, 2016 there were 12,104,582 shares of common stock ($0.001 par value per share) of Institutional Financial Markets, Inc. outstanding.

INSTITUTIONAL FINANCIAL MARKETS, INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2016

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future, and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Actual results may differ materially as a result of various factors, some of which are outside our control, including the following:

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

•the volume of trading in securities;

•the liquidity in capital markets;

•the credit-worthiness of our correspondents, trading counterparties, and our banking and margin customers;

•the demand for investment banking services in Europe;

•competitive conditions in each of our business segments;

•the availability of borrowings under credit lines, credit agreements, and credit facilities;

•the inability to close the previously announced sale of our European business;

•the potential misconduct or errors by our employees or by entities with whom we conduct business; and

•the potential for litigation and other regulatory liability.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances, or assumptions underlying such statements, or otherwise.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2016
	(unaudited)	December 31, 2015
Assets
Cash and cash equivalents	$7,683	$14,115
Receivables from brokers, dealers, and clearing agencies	62,382	39,812
Due from related parties	69	77
Other receivables	3,489	4,079
Investments-trading	143,202	94,741
Other investments, at fair value	9,860	14,880
Receivables under resale agreements	345,356	128,011
Goodwill	7,992	7,992
Other assets	4,552	4,708
Total assets	$584,585	$308,415

Liabilities
Payables to brokers, dealers, and clearing agencies	$62,832	$55,779
Due to related parties	50	50
Accounts payable and other liabilities	3,233	3,362
Accrued compensation	3,821	3,612
Trading securities sold, not yet purchased	69,853	39,184
Securities sold under agreement to repurchase	366,645	127,913
Deferred income taxes	3,771	3,804
Debt	29,048	28,535
Total liabilities	539,253	262,239

Commitments and contingencies (See Note 16)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 12,175,782 and 13,350,553 shares issued and outstanding, respectively, including 739,616 and 315,434 unvested or restricted share awards, respectively	12	13
Additional paid-in capital	69,308	71,570
Accumulated other comprehensive loss	(976)	(939)
Accumulated deficit	(30,343)	(30,889)
Total stockholders' equity	38,006	39,760
Non-controlling interest	7,326	6,416
Total equity	45,332	46,176
Total liabilities and equity	$584,585	$308,415

                                              See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Net trading	$11,285	$6,742	$21,487	$14,013
Asset management	1,569	2,260	3,881	4,558
New issue and advisory	984	651	1,365	2,149
Principal transactions and other income	527	1,398	1,367	3,125
Total revenues	14,365	11,051	28,100	23,845

Operating expenses
Compensation and benefits	8,388	6,151	16,928	13,739
Business development, occupancy, equipment	651	824	1,315	1,642
Subscriptions, clearing, and execution	1,502	1,498	3,024	3,346
Professional fee and other operating	1,542	1,840	3,205	3,865
Depreciation and amortization	72	227	154	461
Total operating expenses	12,155	10,540	24,626	23,053

Operating income / (loss)	2,210	511	3,474	792

Non-operating income / (expense)
Interest expense	(992)	(991)	(1,982)	(1,967)
Income / (loss) before income tax expense / (benefit)	1,218	(480)	1,492	(1,175)
Income tax expense / (benefit)	17	(15)	27	46
Net income / (loss)	1,201	(465)	1,465	(1,221)
Less: Net (loss) / income attributable to the non-controlling interest	371	(120)	436	(318)
Net income / (loss) attributable to IFMI	$830	$(345)	$1,029	$(903)
Income / (loss) per share data (see Note 17):
Income / (loss) per common share-basic:
Basic income / (loss) per common share	$0.07	$(0.02)	$0.08	$(0.06)
Weighted average shares outstanding-basic	11,905,694	15,229,340	12,588,649	15,189,273
Income / (loss) per common share-diluted:
Diluted income / (loss) per common share	$0.07	$(0.02)	$0.08	$(0.06)
Weighted average shares outstanding-diluted	17,291,623	20,553,430	17,984,359	20,513,363

Dividends declared per common share	$0.02	$0.02	$0.04	$0.04

Comprehensive income / (loss):
Net income / (loss) (from above)	$1,201	$(465)	$1,465	$(1,221)
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	(96)	146	(126)	(92)
Other comprehensive income / (loss), net of tax of $0	(96)	146	(126)	(92)
Comprehensive income / (loss)	1,105	(319)	1,339	(1,313)
Less: comprehensive income / (loss) attributable to the non-controlling interest	341	(82)	396	(342)
Comprehensive income / (loss) attributable to IFMI	$764	$(237)	$943	$(971)

                                                See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Institutional Financial Markets, Inc.
	Preferred Stock $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2015	$5	$13	$71,570	$(30,889)	$(939)	$39,760	$6,416	$46,176
Net income	-	-	-	1,029	-	1,029	436	1,465
Other comprehensive income/ (loss)	-	-	-	-	(86)	(86)	(40)	(126)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(552)	-	49	(503)	503	-
Equity-based compensation and vesting of shares	-	1	549	-	-	550	231	781
Shares withheld for employee taxes	-	-	(20)	-	-	(20)	(8)	(28)
Purchase and retirement of common stock	-	(2)	(2,239)	-	-	(2,241)	-	(2,241)
Dividends/Distributions	-	-	-	(483)	-	(483)	(212)	(695)
June 30, 2016	$5	$12	$69,308	$(30,343)	$(976)	38,006	$7,326	$45,332

 See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income / (loss)	$1,465	$(1,221)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	781	790
Accretion of income on other investments, at fair value	(755)	(1,332)
Realized loss / (gain) on other investments	1,742	1,965
Change in unrealized (gain) loss on other investments, at fair value	(1,174)	(1,611)
Depreciation and amortization	154	461
Amortization of discount on debt	513	581
Deferred tax provision / (benefit)	(33)	42
(Increase) decrease in other receivables	590	3,122
(Increase) decrease in investments-trading	(48,461)	18,242
(Increase) decrease in other assets	165	470
(Increase) decrease in receivables under resale agreement	(217,345)	(71,071)
Change in receivables from / payables to related parties, net	8	325
Increase (decrease) in accrued compensation	209	(2,103)
Increase (decrease) in accounts payable and other liabilities	(121)	(1,290)
Increase (decrease) in trading securities sold, not yet purchased, net	30,669	26,910
Change in receivables from / payables to brokers, dealers, and clearing agencies, net	(15,517)	(52,151)
Increase (decrease) in securities sold under agreement to repurchase	238,732	70,861
Net cash provided by (used in) operating activities	(8,378)	(7,010)
Investing activities
Purchase of investments-other investments, at fair value	(237)	(232)
Sales and returns of principal-other investments, at fair value	5,444	8,841
Purchase of furniture, equipment, and leasehold improvements	(163)	(95)
Net cash provided by (used in) investing activities	5,044	8,514
Financing activities
Cash used to net share settle equity awards	(28)	-
Purchase and retirement of common stock	(2,241)	-
IFMI non-controlling interest distributions	(212)	(213)
IFMI dividends	(483)	(609)
Net cash provided by (used in) financing activities	(2,964)	(822)
Effect of exchange rate on cash	(134)	(57)
Net increase (decrease) in cash and cash equivalents	(6,432)	625
Cash and cash equivalents, beginning of period	14,115	12,253
Cash and cash equivalents, end of period	$7,683	$12,878

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

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). Effective January 1, 2010, the Company ceased to qualify as a real estate investment trust, or a REIT. The Company trades on the NYSE MKT LLC (formerly known as the NYSE Amex LLC) under the ticker symbol “IFMI.” The Company is a financial services company specializing in fixed income markets. As of June 30, 2016, the Company had $3.84 billion in assets under management (“AUM”) of which 95.5%,  or $3.67 billion, was in collateralized debt obligations (“CDOs”).

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

Capital Markets: The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, matched book repo financing, new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, asset backed securities (“ABS”), mortgage backed securities (“MBS”), residential mortgage backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. The Company also offers execution and brokerage services for equity products. The Company carries out its capital market activities primarily through its subsidiaries: JVB in the United States and CCFL in Europe. See note 4 regarding the potential sale of European operations.

Principal Investing:  The Company’s Principal Investing business segment is comprised of investments that the Company has made using its own capital excluding investments the Company makes to support our Capital Markets business segment.  These investments are a component of our other investments, at fair value in our consolidated balance sheet.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the six months ended June 30, 2016 and 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions that are repurchase agreements where the maturity of the security transferred as collateral matches the maturity of the repurchase agreement. According to the new guidance, all repurchase-to-maturity transactions will be accounted for as secured borrowing transactions in the same way as other repurchase agreements rather than as sales of a financial asset and forward commitment to repurchase.  The amendments also change the accounting for repurchase financing arrangements that are transactions involving the transfer of a financial asset to a counterparty executed contemporaneously with a reverse repurchase agreement with the same counterparty.  Under the new guidance, all repurchase financings will now be accounted for separately, which will result in secured lending accounting for the reverse repurchase agreement.  The guidance also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014 with early adoption prohibited.  An entity will be required to present changes in accounting for all outstanding repurchase-to-maturity transactions and repurchase financing arrangements as a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The disclosures for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015.  The Company’s adoption of the provisions of ASU 2014-11 effective January 1, 2015 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.   See note 9.

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

In August 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which provides a measurement alternative for an entity that consolidates collateralized financing entities.  A collateralized financing entity is a variable interest entity with nominal or no equity that holds financial assets and issues beneficial interests in those financial assets.  The beneficial interests, which are financial liabilities of the collateralized financing entity, have contractual recourse only to the related assets of the collateralized financing entity. If elected, the alternative method results in the reporting entity measuring both the financial assets and financial liabilities of the collateralized financing entity using the more observable of the two fair value measurements, which effectively removes measurement differences between the financial assets and financial liabilities of the collateralized financing entity previously recorded as net income (loss) attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings. The reporting entity continues to measure its own beneficial interests in the collateralized financing entity (other than those that represent compensation for services) at fair value.  The ASU is effective for annual periods and interim periods with those annual periods beginning after December 15, 2015.  A reporting entity may apply the ASU using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption.  A reporting entity may also apply the ASU retrospectively to all relevant prior periods beginning with the annual period in which ASU No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, was adopted. Early adoption is permitted.    The Company’s adoption of the provisions of ASU 2014-13 effective January 1, 2016 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815):  Determining whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity, which clarifies that an entity must consider all relevant terms and features when evaluating the nature of the host contract. Additionally, the amendments state that no one term or feature would define the host contract’s economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract. The amendments in this ASU are effective for entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company’s adoption of the provisions of ASU 2014-16 effective January 1, 2016 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance.  The effective date for this guidance is for fiscal years beginning after December 15, 2017, including interim reporting periods therein, which is the same as the effective date and transition date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The Company is currently evaluating the new guidance to determine the impact it may have on the Company’s consolidated financial statements.

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

In  April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606):   Identifying Performance Obligations and Licensing.  The amendments in this ASU affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective.  The amendments provide further guidance on identifying performance obligations and also improve the operability and understandability of the licensing implementation guidance.  The amendments do not change the core principal of the guidance in Topic 606.  The effective date and transition requirements for the amendment are the same as the effective date and transition requirements in Topic 606.  Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently evaluating the new guidance to determine the impact it may have on the Company’s consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606):    Narrow Scope Improvements and Practical Expedients.  The amendments in the ASU affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective.  The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4)  provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application; and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption.  The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606.  Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein.  The Company is currently evaluating the new guidance to determine the impact it may have on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the new guidance to determine the impact it may have on the Company’s consolidated financial statements.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of June 30, 2016 and December 31, 2015, the fair value of the Company’s debt was estimated to be $34,453 and $35,200, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

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

4. DISPOSITIONS

Sale of European Operations- Update

Although the Company believes that, given the passage of time, there is a very low probability of this transaction closing in the future, given the potential value to the Company of the proposed transaction if it were to close and based on C&Co Europe Acquisition LLC’s indication that it continues to evaluate its options, the Company has decided not to exercise its right to terminate the transaction at this time.  The Company will continue to evaluate the probability of closing and its right to terminate the transaction.

5. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following at June 30, 2016 and December 31, 2015.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	June 30, 2016	December 31, 2015
Deposits with clearing agencies	$750	$864
Unsettled regular way trades, net	-	4,367
Receivables from clearing agencies	61,632	34,581
Receivables from brokers, dealers, and clearing agencies	$62,382	$39,812

Amounts payable to brokers, dealers, and clearing agencies consisted of the following at June 30, 2016 and December 31, 2015.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	June 30, 2016	December 31, 2015
Unsettled regular way trades, net	$1,039	$-
Margin payable	61,793	55,779
Payables to brokers, dealers, and clearing agencies	$62,832	$55,779

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

Margin payable represents borrowings from clearing agencies to finance the Company’s trading inventory.  Effectively, all of the Company’s trading assets and deposits with clearing agencies serve as collateral for the margin payable.  These assets are held by the Company’s clearing agency.  The Company incurred interest on margin payable of $379 and $279 for the six months June 30, 2016 and 2015, respectively, $153 and $157 for the three months ended June 30, 2016 and 2015, respectively.

6. FINANCIAL INSTRUMENTS

Investments—Trading

The following table provides detail of the investments classified as investments-trading as of the periods indicated.

INVESTMENTS - TRADING
(Dollars in Thousands)

	June 30, 2016	December 31, 2015
U.S. government agency MBS and CMOs	$6,702	$3,225
U.S. government agency debt securities	13,972	12,737
RMBS	94	98
U.S. Treasury securities	2,667	1,355
Other ABS	18	2,048
SBA loans	36,161	29,931
Corporate bonds and redeemable preferred stock	37,767	19,873
Foreign government bonds	78	-
Municipal bonds	31,243	24,053
Certificates of deposit	1,451	263
Derivatives	13,049	1,158
Investments-trading	$143,202	$94,741

Trading Securities Sold, Not Yet Purchased

The following table provides detail of the trading securities sold, not yet purchased as of the periods indicated.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	June 30, 2016	December 31, 2015
U.S. Treasury securities	$29,111	$12,050
Corporate bonds and redeemable preferred stock	28,792	25,851
Municipal bonds	20	20
Derivatives	11,930	1,181
Equity securities	-	82
Trading securities sold, not yet purchased	$69,853	$39,184

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the change in unrealized gains (losses) in the amount of $ (57) and $ (14) for the six months ended June 30, 2016 and 2015, respectively, in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

The following tables provide detail of the investments included within other investments, at fair value.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	June 30, 2016
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
CLOs	$10,047	$8,028	$(2,019)
CDOs	193	30	(163)
Equity Securities:
EuroDekania	4,969	1,318	(3,651)
Other securities	176	54	(122)
Total equity securities	5,145	1,372	(3,773)
Residential loans	87	359	272
Foreign currency forward contracts	-	71	71
Other investments, at fair value	$15,472	$9,860	$(5,612)

	December 31, 2015
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
CLOs	$14,877	$11,569	$(3,308)
CDOs	193	34	(159)
Equity Securities:
EuroDekania	5,300	2,502	(2,798)
Tiptree	1,009	353	(656)
Other securities	176	43	(133)
Total equity securities	6,485	2,898	(3,587)
Residential loans	111	383	272
Foreign currency forward contracts	-	(4)	(4)
Other investments, at fair value	$21,666	$14,880	$(6,786)

7. FAIR VALUE DISCLOSURES

Fair Value Option

The Company has elected to account for certain of its other financial assets at fair value under the fair value option provisions of FASB Accounting Standards Codification (“ASC”) 825. The primary reason for electing the fair value option, when it first became available in 2008, was to reduce the burden of monitoring the differences between the cost and the fair value of the Company’s investments, previously classified as available for sale securities, including the assessment as to whether the declines are temporary in nature and to further remove an element of management judgment. In addition, the election was made for certain investments that were previously required to be accounted for under the equity method because their fair value measurements were readily obtainable.

Such financial assets accounted for at fair value include:

•securities that would otherwise qualify for available for sale treatment;

•investments in equity method affiliates where the affiliate has all of the attributes in FASB ASC 946-10-15-2 (commonly referred to as investment companies); and

•investments in residential loans.

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) of $(568) and $(354) related to changes in fair value of investments that are included as a component of other investments, at fair value during the six months ended June 30, 2016 and 2015, respectively.  The Company recognized net gains (losses) of $(304) and $(38) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended June 30, 2016 and 2015, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities.  There were no transfers between level 1 and level 2 of the fair value hierarchy during the six months ended June 30, 2016 and 2015.  Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in or transfers out of the level 3 category as of the beginning of the quarter in which reclassifications occur.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
June 30, 2016
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$6,702	$-	$6,702	$-
U.S. government agency debt securities	13,972	-	13,972	-
RMBS	94	-	94	-
U.S. Treasury securities	2,667	2,667	-	-
Other ABS	18	-	18	-
SBA loans	36,161	-	36,161	-
Corporate bonds and redeemable preferred stock	37,767	-	37,767	-
Foreign government bonds	78	-	78	-
Municipal bonds	31,243	-	31,243	-
Certificates of deposit	1,451	-	1,451	-
Derivatives	13,049	-	13,049	-
Total investments - trading	$143,202	$2,667	$140,535	$-

Other investments, at fair value:
Other equity securities	$54	$35	$19	$-
CLOs	8,028	-	-	8,028
CDOs	30	-	-	30
Residential loans	359	-	359	-
Foreign currency forward contracts	71	71	-	-
Total	8,542	$106	$378	$8,058
EuroDekania (1)	1,318
Total other investments, at fair value	$9,860

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$29,111	$29,111	$-	$-
Corporate bonds	28,792	-	28,792	-
Municipal bonds	20	-	20	-
Derivatives	11,930	-	11,930	-
Total trading securities sold, not yet purchased	$69,853	$29,111	$40,742	$-

(1)Hybrid Securities Fund—European.

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

LEVEL 3 INPUTS
Six Months Ended June 30, 2016
(Dollars in Thousands)

	December 31, 2015	Net trading	Gains and losses (2)	Transfers out of level 3	Accretion of income (2)	Purchases	Sales and returns of capital	June 30, 2016	Change in unrealized gains /(losses) (1)
Assets
Other investments, at fair value
CLOs	$11,569	$-	$354	$-	$755	$-	$(4,650)	$8,028	$619
CDOs	34	-	(4)	-	-	-	-	30	(4)
Total other investments, fair value	$11,603	$-	$350	$-	$755	$-	$(4,650)	$8,058	$615

(1)Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)   Recorded as a component of principal transactions and other income in the consolidated statement of operations.

LEVEL 3 INPUTS
Six Months Ended June 30, 2015
(Dollars in Thousands)

	December 31, 2014	Net trading	Gains and losses (2)	Transfers out of level 3	Accretion of income (2)	Purchases	Sales and returns of capital	June 30, 2015	Change in unrealized gains /(losses) (1)
Assets
Other investments, at fair value
CLOs	$21,518	$-	$(187)	$-	$1,332	$-	$(6,415)	$16,248	$328
CDOs	11	-	16	-	-	-	-	27	16
Total other investments, fair value	$21,529	$-	$(171)	$-	$1,332	$-	$(6,415)	$16,275	$344

(1)   Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)   Recorded as a component of principal transactions and other income in the consolidated statement of operations.

LEVEL 3 INPUTS
Three Months Ended June 30, 2016
(Dollars in Thousands)

	March 31, 2016	Net trading	Gains and losses (2)	Transfers out of level 3	Accretion of income (2)	Purchases	Sales and returns of capital	June 30, 2016	Change in unrealized gains /(losses) (1)
Assets
Other investments, at fair value
CLOs	$10,925	$-	$483	$-	$362	$-	$(3,742)	$8,028	$378
CDOs	40	-	(10)	-	-	-	-	30	(10)
Total other investments, fair value	$10,965	$-	$473	$-	$362	$-	$(3,742)	$8,058	$368

(1)Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

(2)   Recorded as a component of principal transactions and other income in the consolidated statement of operations

LEVEL 3 INPUTS
Three Months Ended June 30, 2015
(Dollars in Thousands)

	March 31, 2015	Net trading	Gains and losses (2)	Transfers out of level 3	Accretion of income (2)	Purchases	Sales and returns of capital	June 30, 2015	Change in unrealized gains /(losses) (1)
Assets
Other investments, at fair value
CLOs	$20,446	$-	$(121)	$-	$617	$-	$(4,694)	$16,248	$101
CDOs	28	-	(1)	-	-	-	-	27	(1)
Total other investments, fair value	$20,474	$-	$(122)	$-	$617	$-	$(4,694)	$16,275	$100

(1)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

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

During the six and three months ended June 30, 2016 and 2015, there were no transfers into or out of level 3 of the valuation hierarchy.

 The following tables provide the quantitative information about level 3 fair value measurements as of June 30, 2016 and December 31, 2015.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	June 30, 2016	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$8,028	Discounted Cash Flow Model	Yield	22.5%	16.7% - 38.0%
			Duration (years)	6.2	5.8 - 7.1
			Default rate	2.0%	2.0%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2015	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$11,569	Discounted Cash Flow Model	Yield	20.1%	16.0 - 30.0%
			Duration (years)	6.6	6.3 - 7.6
			Default rate	2.0%	2.0%

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

Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	Fair Value June 30, 2016	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$1,318	N/A	N/A	N/A
	$1,318

	Fair Value December 31, 2015	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$2,502	N/A	N/A	N/A
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

The Company may, from time to time, enter into derivatives to manage its risk exposures arising from (i)  fluctuations in foreign currency rates with respect to the Company’s investments in foreign currency denominated investments; (ii)  the Company’s investments in interest sensitive investments; and (iii)  the Company’s facilitation of mortgage-backed trading. Derivatives entered into by the Company, from time to time, may include (i) foreign currency forward contracts; (ii) purchase and sale agreements of TBAs and other forward agency MBS contracts; and (iii) other extended settlement trades.

TBAs are forward contracts to purchase or sell MBS whose collateral remain “to be announced” until just prior to the trade settlement. In addition to TBAs, the Company sometimes enters into forward purchases or sales of agency MBS where the underlying collateral has been identified.  These transactions are referred to as other forward agency MBS contracts.   TBAs and other forward agency MBS contracts are accounted for as derivatives by the Company under FASB ASC 815.  The settlement of these transactions is not expected to have a material effect on the Company’s consolidated financial statements.

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

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of June 30, 2016 and December 31, 2015, the Company had outstanding foreign currency forward contracts with a notional amount of 2.375 million Euros and 2.75 million Euros, respectively.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures.  The Company carries such EuroDollar future contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets.   As of June 30, 2016 and December 31, 2015, the Company had no outstanding EuroDollar future contracts.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments—trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At June 30, 2016, the Company had open TBA and other forward MBS sale agreements in the notional amount of $1,491,381 and open TBA and other forward MBS purchase agreements in the notional amount of $1,456,742. At December 31, 2015, the Company had open TBA and other forward agency MBS sale agreements in the notional amount of $699,460 and open TBA purchase agreements in the notional amount of $677,450.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as a derivative as either a forward purchase commitment or a forward sale commitment.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. At June 30, 2016, the Company had open forward purchase commitments of $4,616 and open forward sale commitments of $0.  At December 31, 2015, the Company had open forward purchase commitments of $3,075 and open forward sale commitments of $0.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of June 30, 2016 and December 31, 2015.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	June 30, 2016	December 31, 2015
TBAs and other forward agency MBS	Investments-trading	$13,049	$1,158
Foreign currency forward contracts	Other investments, at fair value	71	(4)
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(11,930)	(1,181)
		$1,190	$(27)

 The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Foreign currency forward contracts	Revenue-principal transactions and other income	$(53)	$288
Other extended settlement trades	Revenue-net trading	-	28
TBAs and other forward agency MBS	Revenue-net trading	4,211	3,043
		$4,158	$3,359

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Foreign currency forward contracts	Revenue-principal transactions and other income	$83	$(121)
Other extended settlement trades	Revenue-net trading	(5)	26
TBAs and other forward agency MBS	Revenue-net trading	2,309	1,466
		$2,387	$1,371

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

At June 30, 2016 and December 31, 2015, the Company held reverse repurchase agreements of $345,356 and $128,011, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $364,218 and $137,232, respectively. As of June 30, 2016 the reverse repurchase agreement balance was comprised of receivables collateralized by 7 securities with a single counterparty.  As of December 31, 2015, the reverse repurchase agreement balance was comprised of receivables collateralized by 3 securities with a single counterparty.

At June 30, 2016 and December 31, 2015, the Company had repurchase agreements of $366,645 and $127,913, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $385,629 and $137,232, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

The following table is a summary of the remaining contractual maturity of the gross obligations under repurchase agreements accounted for as secured borrowings segregated by the underlying collateral pledged.

REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS
(Dollars in Thousands)
June 30, 2016

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS	$-	$227,516	$117,715	$-	$345,231
SBA Loans	21,414	-	-		21,414
	$21,414	$227,516	$117,715	$-	$366,645

Amount recognized					$366,645

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

10. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following table provides information about other assets as of the dates indicated.

OTHER ASSETS
(Dollars in Thousands)

	June 30, 2016	December 31, 2015
Deferred costs	$600	$600
Prepaid expenses	1,118	1,359
Prepaid income taxes	105	-
Security deposits	1,826	1,845
Miscellaneous other assets	151	161
Cost method investment	11	11
Furniture, equipment, and leasehold improvements, net	575	566
Intangible assets	166	166
Other assets	$4,552	$4,708

The following table provides information about accounts payable and other liabilities as of the dates indicated.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	June 30, 2016	December 31, 2015
Accounts payable	$204	$494
Rent payable	218	390
Accrued interest payable	300	138
Accrued interest on securities sold, not yet purchased	629	491
Payroll taxes payable	491	594
Other general accrued expenses	1,391	1,255
Accounts payable and other liabilities	$3,233	$3,362

11.  VARIABLE INTEREST ENTITIES

As a general matter, a reporting entity must consolidate a variable interest entity when it is deemed to be the primary beneficiary.  The primary beneficiary is the entity that has both (a) the power to direct the matters that most significantly impact the VIE’s financial performance and (b) a significant variable interest in the VIE.  For the reporting periods presented herein, the Company has determined that it is not the primary beneficiary of, and therefore has not consolidated, a VIE.

The Company is involved with VIEs in three main ways: (i) as part of the Company’s principal investing portfolio; (ii) as part of the Company’s asset management activities; and (iii) within the Company’s trading portfolio.

The Company’s Principal Investing Portfolio

For each investment made within the principal investing portfolio, the Company assesses whether the investee is a VIE and if the Company is the primary beneficiary.  As of June 30, 2016, the Company had variable interests in various securitization VIEs, but determined that it was not the primary beneficiary, and, therefore, was not consolidating the securitization VIEs.  The maximum potential financial statement loss the Company would incur if the securitization vehicles were to default on all of their obligations would be the loss of value of the interests in securitizations that the Company holds in its inventory at the time.  The Company did not provide financial support to these VIEs during the six months ended June 30, 2016 and 2015 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2016 and December 31, 2015.

The Company’s Asset Management Activities

For each investment management contract entered into by the Company, the Company assesses whether the entity being managed is a VIE and if the Company is the primary beneficiary.  The Company serves as collateral asset manager to certain securitizations that are VIEs.  Under the current guidance of ASU 2015-02, the Company has concluded that its asset management contracts should not be considered variable interests.  Currently, the Company has no other interests in entities it manages that are considered variable interests.  Therefore, the Company is not the primary beneficiary of any securitizations that it manages.

The Company’s Trading Portfolio

From time to time, the Company may have an interest in a VIE through the investments it makes as part of its trading activities.  Because of the high volume of trading activity the Company experiences, the Company does not perform a formal assessment of each individual investment within its trading portfolio to determine if the investee is a VIE and if the Company is a primary beneficiary.  Even if the Company were to obtain a variable interest in a VIE through its trading portfolio, the Company would not be deemed to be the primary beneficiary for two main reasons: (a) the Company does not usually obtain the power to direct activities that most significantly impact any investee’s financial performance; and (b) a scope exception exists within the consolidation guidance for cases where the reporting entity is a broker-dealer and any control (either as the primary beneficiary of a VIE or through a controlling interest in a voting interest entity) was deemed to be temporary.  In the extremely unlikely case that the Company somehow obtained the power to direct and a significant variable interest in an investee in its trading portfolio that was a VIE, any such control would be temporary due to the rapid turnover within the trading portfolio.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 12) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold but not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at June 30, 2016 and December 31, 2015.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	June 30, 2016	December 31, 2015
Other Investments, at fair value	$8,058	$11,603
Maximum Exposure	$8,058	$11,603

12. DEBT

The Company had the following debt outstanding as of the dates indicated.

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		June 30, 2016	December 31, 2015	Interest Rate Terms	Interest (3)	Maturity
Convertible senior notes:
8.00% convertible senior notes (the "8.0% Convertible Notes")	$8,248		$8,248	$8,248	Fixed	8.00%	September 2018 (1)
Less unamortized debt issuance costs			(344)	(410)
Long term debt less debt issuance costs			7,904	7,838

Junior subordinated notes:
Alesco Capital Trust I	28,125	(2)	12,343	12,084	Variable	4.64%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	8,801	8,613	Variable	4.78%	March 2035
	$48,125		21,144	20,697
Total			$29,048	$28,535

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

13. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the six months ended June 30, 2016 related to the number of shares of unrestricted Common Stock that the Company had issued as of June 30, 2016.

Common Stock
Shares
December 31, 2015	13,035,119
Vesting of shares	254,828
Shares withheld for employee taxes	(25,701)
Retirement of common stock	(1,828,080)
June 30, 2016	11,436,166

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

During the six months ended June 30, 2016, IFMI received and surrendered units of the Operating LLC. The following table displays the amount of units received (net of surrenders) by IFMI.

Operating LLC
Membership Units
Units related to UIS Agreement	467,002
Units surrendered from retirement of IFMI Common Stock	(1,828,080)
Total	(1,361,078)

The Company recognized a net decrease in additional paid in capital of $552 and a net increase in accumulated other comprehensive income of $49 with an offsetting increase in non-controlling interest of $503 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in IFMI’s ownership interest in the Operating LLC on the equity attributable to IFMI for the six months ended June 30, 2016 and 2015.

	June 30, 2016	June 30, 2015
Net income / (loss) attributable to IFMI	$1,029	$(903)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in IFMI's paid in capital for the
acquisition / (surrender) of additional units in consolidated
subsidiary, net	(552)	90
Changes from net income / (loss) attributable to IFMI and transfers (to) from the non-controlling interest	$477	$(813)

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

The 10b5-1 Plan was entered into in connection with the Company’s existing repurchase plan, as previously disclosed in the Company’s periodic reports from time to time, which permits the Company to repurchase shares of Common Stock from time to time in open market purchases or privately negotiated transactions.  During the six months ended June 30, 2016, the Company repurchased 134,080 shares in the open market (both pursuant to the 10b5-1 Plan and prior to the Plan being in effect) for a total purchase price of $122.  During the three months ended June 30, 2016, we repurchased 68,400 shares for a total purchase price of $64.

In addition, on March 21, 2016, the Company (i) repurchased 650,000 shares of Common Stock, from an unrelated third-party in a privately negotiated transaction for an aggregate purchase price of $813, which represents a per share price of $1.25, and (ii) repurchased an aggregate of 1,044,000 shares of Common Stock from an investment manager representing certain stockholders that are unrelated to the Company in a separate privately negotiated transaction for an aggregate purchase price of $1,305, which represents a per share price of $1.25.  The Company repurchased all of these shares of Common Stock using cash on hand.

14. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.

As of June 30, 2016, JVB’s adjusted net capital was $31,780, which exceeded the minimum requirements by $31,530.

CCFL, a subsidiary of the Company regulated by the FCA, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of June 30, 2016, the total minimum required net liquid capital was $999, and net liquid capital in CCFL was $1,313, which exceeded the minimum requirements by $314 and was in compliance with the net liquid capital provisions.  See note 4.

15. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income / (loss) attributable to IFMI	$830	$(345)	$1,029	$(903)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	371	(120)	436	(318)
Add / (deduct): Adjustment (2)	(1)	-	(2)	2
Net income / (loss) on a fully converted basis	$1,200	$(465)	$1,463	$(1,219)

Weighted average common shares outstanding - Basic	11,905,694	15,229,340	12,588,649	15,189,273
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,324,090	5,324,090	5,324,090	5,324,090
Dilutive Impact of restricted units or shares	61,839	-	71,620	-
Weighted average common shares outstanding - Diluted (3)	17,291,623	20,553,430	17,984,359	20,513,363

Net income / (loss) per common share - Basic	$0.07	$(0.02)	$0.08	$(0.06)

Net income / (loss) per common share - Diluted	$0.07	$(0.02)	$0.08	$(0.06)

(1)The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the six months ended June 30, 2016 and 2015) may be redeemed and exchanged into shares of the Company on a one-to-one basis. The Operating LLC membership units not held by IFMI are redeemable at each IFMI  member’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the member’s redemption notice, or (ii) at the Company’s option, one share of Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of Common Stock as a dividend or other distribution on the outstanding Common Stock, or a further subdivision or combination of the outstanding shares of Common Stock. These membership units enter into the computation of diluted net income / (loss) per common share when the effect is not anti-dilutive using the if-converted method.

(2)An adjustment is included for the following reasons: (i) if the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable; and (ii) to adjust the non-controlling interest amount to be consistent with the weighted average share calculation.

(3)For the six months ended June 30, 2016 and  2015, weighted average common shares outstanding excludes a total of 0 and  211,212 shares, representing restricted Operating LLC membership units, restricted Common Stock, and restricted units of Common Stock that would be anti-dilutive because of the Company’s net loss.  For the three months ended June 30, 2016 and  2015, weighted average common shares outstanding excludes a total of 0 and  215,076 shares, representing restricted Operating LLC membership units, restricted Common Stock, and restricted  units of Common Stock that would be anti-dilutive because of the Company’s net loss.  For the six    and three months ended June 30, 2016 and 2015,  weighted average common shares outstanding also excludes 2,749,167 shares from the assumed conversion of the 8.0% Convertibles Notes because the inclusion of the converted shares would be anti-dilutive.

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

SEGMENT INFORMATION
Statement of Operations Information
Six Months Ended June 30, 2016

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$21,487	$-	$-	$21,487	$-	$21,487
Asset management	-	3,881	-	3,881	-	3,881
New issue and advisory	1,365	-	-	1,365	-	1,365
Principal transactions and other income	109	1,101	157	1,367	-	1,367
Total revenues	22,961	4,982	157	28,100	-	28,100
Total operating expenses	18,106	1,615	252	19,973	4,653	24,626
Operating income / (loss)	4,855	3,367	(95)	8,127	(4,653)	3,474
Interest expense	-	-	-	-	(1,982)	(1,982)
Income / (loss) before income taxes	4,855	3,367	(95)	8,127	(6,635)	1,492
Income tax expense / (benefit)	-	-	-	-	27	27
Net income / (loss)	4,855	3,367	(95)	8,127	(6,662)	1,465
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	436	436
Net income / (loss) attributable to IFMI	$4,855	$3,367	$(95)	$8,127	$(7,098)	$1,029

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$69	$2	$-	$71	$83	$154

SEGMENT INFORMATION
Statement of Operations Information
Six Months Ended June 30, 2015

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$14,013	$-	$-	$14,013	$-	$14,013
Asset management	-	4,558	-	4,558	-	4,558
New issue and advisory	2,149	-	-	2,149	-	2,149
Principal transactions and other income	161	2,074	890	3,125	-	3,125
Total revenues	16,323	6,632	890	23,845	-	23,845
Total operating expenses	15,417	1,991	250	17,658	5,395	23,053
Operating income / (loss)	906	4,641	640	6,187	(5,395)	792
Interest expense	-	-	-	-	(1,967)	(1,967)
Income / (loss) before income taxes	906	4,641	640	6,187	(7,362)	(1,175)
Income tax expense / (benefit)	-	-	-	-	46	46
Net income / (loss)	906	4,641	640	6,187	(7,408)	(1,221)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(318)	(318)
Net income / (loss) attributable to IFMI	$906	$4,641	$640	$6,187	$(7,090)	$(903)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$330	$11	$-	$341	$120	$461

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended June 30, 2016

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$11,285	$-	$-	$11,285	$-	$11,285
Asset management	-	1,569	-	1,569	-	1,569
New issue and advisory	984	-	-	984	-	984
Principal transactions and other income	43	487	(3)	527	-	527
Total revenues	12,312	2,056	(3)	14,365	-	14,365
Total operating expenses	9,116	678	124	9,918	2,237	12,155
Operating income / (loss)	3,196	1,378	(127)	4,447	(2,237)	2,210
Interest expense	-	-	-	-	(992)	(992)
Income / (loss) before income taxes	3,196	1,378	(127)	4,447	(3,229)	1,218
Income tax expense / (benefit)	-	-	-	-	17	17
Net income / (loss)	3,196	1,378	(127)	4,447	(3,246)	1,201
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	371	371
Net income / (loss) attributable to IFMI	$3,196	$1,378	$(127)	$4,447	$(3,617)	$830

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$31	$1	$-	$32	$40	$72

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended June 30, 2015

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$6,742	$-	$-	$6,742	$-	$6,742
Asset management	-	2,260	-	2,260	-	2,260
New issue and advisory	651	-	-	651	-	651
Principal transactions and other income	83	602	713	1,398	-	1,398
Total revenues	7,476	2,862	713	11,051	-	11,051
Total operating expenses	7,009	985	75	8,069	2,471	10,540
Operating income / (loss)	467	1,877	638	2,982	(2,471)	511
Interest expense	-	-	-	-	(991)	(991)
Income / (loss) before income taxes	467	1,877	638	2,982	(3,462)	(480)
Income tax expense / (benefit)	-	-	-	-	(15)	(15)
Net income / (loss)	467	1,877	638	2,982	(3,447)	(465)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(120)	(120)
Net income / (loss) attributable to IFMI	$467	$1,877	$638	$2,982	$(3,327)	$(345)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$163	$5	$-	$168	$59	$227

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

BALANCE SHEET DATA
As of June 30, 2016
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$565,647	$2,184	$10,009	$577,840	$6,745	$584,585

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
December 31, 2015
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$281,813	$3,245	$15,039	$300,097	$8,318	$308,415

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

(1)Unallocated assets primarily include: (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of business segment assets and such amounts are excluded in business segment reporting to the chief operating decision maker.

(2)Goodwill and intangible assets as of June 30, 2016 and 2015 are allocated to the Capital Markets and Asset Management business segments as indicated in the table above.

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States and (2) United Kingdom and other.  Total revenues by geographic area are summarized as follows.

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total Revenues:
United States	$13,043	$9,527	$25,551	$20,453
United Kingdom & Other	1,322	1,524	2,549	3,392
Total	$14,365	$11,051	$28,100	$23,845

Long-lived assets attributable to an individual country, other than the United States, are not material.

18. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $1,323 and $1,398 for the six months ended June 30, 2016 and 2015, respectively.

The Company paid income taxes of $181 and $156 for the six months ended June 30, 2016 and 2015, respectively. The Company received $16 and $0 income tax refunds for the six months ended June 30, 2016 and 2015, respectively.

For the six months ended June 30, 2016, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•  The Company net surrendered units of the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $552, a net increase of $49 in accumulated other comprehensive income, and an increase of $503 in non-controlling interest. See note 13.

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

19. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the six months ended June 30, 2016 and 2015. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

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

TBBK maintained deposits for the Company in the amount of $45 and $43 as of June 30, 2016 and December 31, 2015, respectively. These amounts are not disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of June 30, 2016 and December 31, 2015, the Company had repurchase agreements with TBBK as the counterparty of $39,382 and $0, respectively. As of June 30, 2016 and December 31, 2015, the fair value of the collateral provided to TBBK by the Company relating to these repurchase agreements was $41,528 and $0, respectively.  These amounts are included as a component of securities sold under agreement to repurchase in the Company’s consolidated balance sheets.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amount of $155 and $129 for the six and three months ended June 30, 2016, respectively, and $295 and $133 for the six and three months ended June 30, 2015, respectively, which were included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

C.  Resource Securities, Inc. (formerly known as Chadwick Securities, Inc.), a registered broker-dealer subsidiary of Resource America, Inc. (“REXI”)

REXI is a publicly traded specialized asset management company in the commercial finance, real estate, and financial fund management sectors.  It has been identified as a related party because the chairman of the board of REXI is the father of the vice chairman of the Company’s board of directors and of the board of managers of the Operating LLC, president and chief executive of the Company’s European business, and president of CCFL (formerly the Company’s chairman and chief executive officer).

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

On October 16, 2015, the Company entered into the Termination Agreement.  Pursuant to the Termination Agreement, in connection with the termination of the Mead Park Purchase Agreement (as defined below) and all rights and obligations thereunder and the mutual release of claims set forth in the Termination Agreement, on October 16, 2015: (i) Mead Park Capital transferred to the Company 487,291 shares of the Company’s Common Stock; (ii) the Ricciardi Parties transferred to the Company 1,512,709 shares of Common Stock; (iii) the Company and Mead Park Capital terminated in its entirety, effective October 16, 2015, that certain Securities Purchase Agreement, dated as of May 9, 2013, by and among the Company, Mead Park Capital, and, solely for purposes of Section 6.3 thereof, Mead Park Holdings LP (the “Mead Park Purchase Agreement”); and (iv) the Company transferred $4,000 in cash to accounts designated by Mr. Ricciardi for the benefit of the Ricciardi Parties and Mead Park Capital.

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

In addition, pursuant to the Termination Agreement, if, during the Termination Agreement Period, any meeting occurs at which the Company’s stockholders vote for the election of the Company’s directors, then (i) the Company’s board of directors will nominate Mr. Ricciardi to stand for election to the board at such meeting and (ii) the Company’s board of directors will (a) recommend to the Company’s stockholders the election of Mr. Ricciardi at such meeting and (b) solicit proxies for Mr. Ricciardi in connection with such meeting to the same extent as it does for any of its other nominees to the Company’s board of directors.

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

The following tables display the routine transactions recognized in the statements of operations from the identified related parties that are described above.

RELATED PARTY TRANSACTIONS
Six Months Ended June 30, 2016
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
EBC	$-	$-	$-	$-	$-	$115
Edward E. Cohen IRA	-	-	-	-	-	210
Mead Park Advisors, LLC	-	-	-	-	100	-
	$-	$-	$-	$-	$100	$325

RELATED PARTY TRANSACTIONS
Six Months Ended June 30, 2015
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
EBC	$-	$-	$-	$-	$-	$113
Mead Park Capital	-	-	-	-	-	274
Mead Park	-	-	-	-	100	-
Woodlea					39
	$-	$-	$-	$-	$139	$387

RELATED PARTY TRANSACTIONS
Three Months Ended June 30, 2016
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
EBC	$-	$-	$-	$-	$-	$58
Edward E. Cohen IRA	-	-	-	-	-	105
Mead Park Advisors, LLC	-	-	-	-	50	-
	$-	$-	$-	$-	$50	$163

RELATED PARTY TRANSACTIONS
Three Months Ended June 30, 2015
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
EBC	$-	$-	$-	$-	$-	$57
Mead Park Capital	-	-	-	-	-	138
Mead Park	-	-	-	-	50	-
Woodlea	-	-	-	-	31	-
	$-	$-	$-	$-	$81	$195

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

The Company has a sublease agreement for certain office space with the Company’s chairman of the board.  The Company receives payments under this agreement.  The payments are recorded as a reduction in the related rent and utility expenses.  The Company recorded a reduction in the rent and utility expenses in the amount of $10 and $7 for the six and three months ended June 30, 2016, respectively, and $9 and $7 for the six and three months ended June 30, 2015, respectively.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $149 and $59 for the six and three months ended June 30, 2016, and $142 and $59, respectively, for the six and three months ended June 30, 2015,  respectively.

20. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 19 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	June 30, 2016	December 31, 2015
Employees & other	$69	$77
Due from Related Parties	$69	$77

Mead Park	$50	$50
Total Due to Related Parties	$50	$50

21.  SUBSEQUENT EVENT

On August 3, 2016, Institutional Financial Markets, Inc., a Maryland corporation (the “Company”), entered into a Section 382 Rights Agreement (the “Rights Agreement”) between the Company and Computershare, Inc. (the “Rights Agent”).

The Rights Agreement provides for a distribution of one preferred stock purchase right (a “Right,” and collectively, the “Rights”) for each share of the Company’s common stock, par value $0.001 per share (“Common Stock”), outstanding to stockholders of record at the close of business on August 15, 2016 (the “Record Date”).  Each Right entitles the registered holder to purchase from the Company a unit (a “Unit”) consisting of one ten-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), at a Purchase Price of $100.00 per Unit (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.

The Company’s Board of Directors (the “Board of Directors”) adopted the Rights Agreement in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its net operating loss and net capital loss carry forwards (the “deferred tax assets”) to reduce potential future federal income tax obligations.  The Company has experienced substantial operating and capital losses, and under the Internal Revenue Code of 1986, as amended (the “Code”), and rules promulgated by the Internal Revenue Service, the Company may “carry forward” these losses in certain circumstances to offset any current and future earnings and thus reduce the Company’s federal income tax liability, subject to certain requirements and restrictions.  To the extent that the deferred tax assets do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of deferred tax assets, and therefore these deferred tax assets could be a substantial asset to the Company. However, if the Company experiences an “Ownership Change,” as defined in Section 382 of the Code, its ability to use the deferred tax assets will be substantially limited, and the timing of the usage of the deferred tax assets could be substantially limited and/or delayed, which could therefore significantly impair the value of those assets.

Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, or in the case of uncertificated shares of Common Stock registered in book entry form (“Book Entry Shares”) by notation in book entry (which certificates for Common Stock and Book Entry Shares shall be deemed also to be certificates for Rights), and no separate Rights Certificates will be distributed.  Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the Common Stock and a “Distribution Date” will occur upon the earlier of (i) ten (10) days following a public announcement that a person or group of affiliated or associated persons has become an “Acquiring Person” (as defined below) (the “Stock Acquisition Date”) or (ii) ten (10) business days following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person.  “Acquiring Person” means any person who or which, together with all affiliates and associates of such person, shall be the beneficial owner of 4.95% or more of the shares of Common Stock then outstanding, excluding the Company and any “Exempted Person” (as defined below).  Until the Distribution Date, (i) the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates, (ii) new Common Stock certificates after the Record Date will contain a notation incorporating the Rights Agreement by reference, and (iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate.

Any person who, together with all affiliates and associates of such person, is the beneficial owner of Common Stock and/or other securities exercisable for shares of Common Stock representing 4.95% or more of the shares of Common Stock outstanding on August 3, 2016 or is set forth in the Rights Agreement as such, will be an “Exempted Person.”  However, any such person will no longer be deemed to be an Exempted Person and shall be deemed an Acquiring Person if such person, together with all affiliates and associates of such person, becomes the beneficial owner (and so long as such person continues to be the beneficial owner of 4.95% or more of the then outstanding shares of Common Stock) of additional shares of Common Stock, except (x) pursuant to equity compensation awards granted to such person by the Company or options or warrants outstanding and beneficially owned by such person as of August 3, 2016, or as a result of an adjustment to the number of shares of Common Stock represented by such equity compensation award pursuant to the terms thereof; or (y) as a result of a stock split, stock dividend or the like; or (z) as a result of an increase in the principal amount of a Convertible Note (as defined in the Rights Agreement) pursuant to the payment-in-kind interest provisions (as described above) set forth in such Convertible Note.  In addition, any person who, together with all affiliates and associates of such person, becomes the beneficial owner of Common Stock and/or other securities exercisable for shares of Common Stock representing 4.95% or more of the shares of Common Stock then outstanding as a result of a purchase by the Company or any of its subsidiaries of shares of Common Stock will also be an “Exempted Person.”  However, any such person will no longer be deemed to be an Exempted Person and will be deemed to be an Acquiring Person if such person, together with all affiliates and associates of such person, becomes the beneficial owner, at any time after the date such person became the beneficial owner of 4.95% or more of the then outstanding shares of Common Stock, of additional shares of Common Stock, except if such additional securities are acquired (x) pursuant to the exercise of options or warrants to purchase Common Stock outstanding and beneficially owned by such person as of the date such person became the beneficial owner of 4.95% or more of the then outstanding shares of Common Stock or as a result of an adjustment to the number of shares of Common Stock for which such options or warrants are exercisable pursuant to the terms thereof, or (y) as a result of a stock split, stock dividend or the like.  In addition, any person who, together with all affiliates and associates of such person, is the beneficial owner of Common Stock and/or other securities exercisable for shares of Common Stock representing 4.95% or more of the shares of Common Stock outstanding, and whose beneficial ownership would not, as determined by the Board of Directors in its sole discretion, jeopardize or endanger the availability of the Company of its deferred tax assets, will be an “Exempted Person.”  However, any such person will cease to be an Exempted Person if (x) such person ceases to beneficially own 4.95% or more of the shares of the then outstanding Common Stock or (y) the Board of Directors, in its sole discretion, makes a contrary determination with respect to the effect of such person’s beneficial ownership (together with all affiliates and associates of such person) with respect to the availability to the Company of its deferred tax assets.  A purchaser, assignee or transferee of the shares of Common Stock (or options or warrants exercisable for Common Stock) from an Exempted Person will not thereby become an Exempted Person, except that a transferee from the estate of an Exempted Person who receives Common Stock as a bequest or inheritance from an Exempted Person shall be an Exempted Person so long as such transferee continues to be the beneficial owner of 4.95% or more of the then outstanding shares of Common Stock.

The Rights are not exercisable until the Distribution Date and will expire on the earliest of (i) the close of business on December 31, 2019, (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement, (iii) the time at which the Rights are exchanged pursuant to the Rights Agreement, (iv) the repeal of Section 382 of the Code or any successor statute if the Board of Directors determines that the Rights Agreement is no longer necessary or desirable for the preservation of certain tax benefits, and (v) the beginning of a taxable year of the Company to which the Board of Directors determines that certain tax benefits may not be carried forward. At no time will the Rights have any voting power.

As soon as practicable after the Distribution Date, Rights Certificates will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date. Thereafter, the separate Rights Certificates alone will represent the Rights. Except as otherwise determined by the Board of Directors, only shares of Common Stock issued prior to the Distribution Date will be issued with Rights.

In the event that a person becomes an Acquiring Person, each holder of a Right will thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other securities of the Company), having a value equal to two times the exercise price of the Right. The exercise price is the Purchase Price times the number of Units associated with each Right (initially, one).  Notwithstanding any of the foregoing, following the occurrence of an Acquiring Person becoming such (the “Flip-In Event”), all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void.

For example, at an exercise price of $100.00 per Right, each Right not owned by an Acquiring Person (or by certain related parties) following an event set forth in the preceding paragraph would entitle its holder to purchase $200.00 worth of Common Stock (or other consideration, as noted above) for $100.00. If the Common Stock at the time of exercise had a market value per share of $20.00, the holder of each valid Right would be entitled to purchase ten (10) shares of Common Stock for $100.00.

In the event that, at any time following the Stock Acquisition Date, (i) the Company engages in a merger or other business combination transaction in which the Company is not the surviving corporation; (ii) the Company engages in a merger or other business combination transaction in which the Company is the surviving corporation and the Common Stock is changed or exchanged; or (iii) 50% or more of the Company’s assets, cash flow or earning power is sold or transferred, each holder of a Right (except Rights which have previously been voided as set forth above) shall thereafter have the right to receive, upon exercise of the Right, common stock of the acquiring company having a value equal to two times the exercise price of the Right. The events set forth in this paragraph and in the second preceding paragraph are referred to as the “Triggering Events.”

However, Rights are not exercisable following the occurrence of a Flip-In Event until such time as the Rights are no longer redeemable by the Company as set forth below.

The Purchase Price payable, and the number of Units of Series C Preferred Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Series C Preferred Stock, (ii) if holders of the Series C Preferred Stock are granted certain rights or warrants to subscribe for Series C Preferred Stock or convertible securities at less than the current market price of the Series C Preferred Stock, or (iii) upon the distribution to holders of the Series C Preferred Stock of evidences of indebtedness or assets (excluding regular quarterly cash dividends) or of subscription rights or warrants (other than those referred to above).

With certain exceptions, no adjustments in the Purchase Price will be required until cumulative adjustments amount to at least 1% of the Purchase Price. No fractional Units will be issued and, in lieu thereof, an adjustment in cash will be made based on the market price of the Series C Preferred Stock on the last trading date prior to the date of exercise.

At any time after the Stock Acquisition Date, the Company may exchange the Rights (other than Rights owned by an Acquiring Person), in whole or in part, at an exchange ratio equal to (i) a number of shares of Common Stock per Right with a value equal to the spread between the value of the number of shares of Common Stock for which the Rights may then be exercised and the Purchase Price or (ii) if prior to the acquisition by the Acquiring Person of 50% or more of the then outstanding shares of Common Stock, one share of Common Stock per Right (subject to adjustment).

At any time until ten (10) days following the Stock Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $0.001 redemption price.

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to shareholders or to the Company, stockholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for Common Stock (or other consideration) of the Company as set forth above or in the event the Rights are redeemed.

Other than those provisions relating to the principal economic terms of the Rights, any of the provisions of the Rights Agreement may be amended by the Board of Directors prior to the Distribution Date. After the Distribution Date, the provisions of the Rights Agreement may be amended by the Board of Directors in order to cure any ambiguity, to make changes which do not adversely affect the interests of holders of Rights (excluding the interests of any Acquiring Person), or to shorten or lengthen any time period under the Rights Agreement; provided, however, that no amendment to adjust the time period governing redemption shall be made at such time as the Rights are not redeemable.

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

•Capital Markets: Our Capital Markets business segment consists primarily of fixed income sales, trading, matched book repo financing, new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, CMBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs and other forward agency MBS contracts, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We carry out our capital market activities primarily through our subsidiaries: JVB in the United States and CCFL in Europe.

•Principal Investing: Our Principal Investing business segment is comprised of investments that we have made using our own capital excluding investments we make to support our Capital Markets business segment.  These investments are a component of our other investments, at fair value in our consolidated balance sheet.  As of June 30, 2016, $8,028 of our $9,860 of other investments, at fair value are comprised of investments in CLOs, none of which we manage.

•Asset Management: Our Asset Management business segment manages assets within CDOs, permanent capital vehicles, managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of June 30, 2016, we had approximately $3.84 billion in AUM of which 95.5% was in CDOs. Almost all of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, auction call redemptions, and defaults.  We do not expect to complete any securitizations in the future so we expect our asset management revenue to continue to decline in the future.

We generate our revenue by business segment primarily through the following activities.

Capital Markets

•Our trading activities, which include execution and brokerage services, securities lending activities, riskless trading activities, as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading; and

•New issue and advisory revenue comprised of (a) new issue revenue associated with originating, arranging, or placing newly created financial instruments and (b) revenue from advisory services.

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

Business Environment

Our business is materially affected by economic conditions in the financial markets, political conditions, broad trends in business and finance, the housing and mortgage markets, changes in volume and price levels of securities transactions, and changes in interest rates, all of which can affect our profitability and are unpredictable and beyond our control. These factors may affect the financial decisions made by investors and companies, including their level of participation in the financial markets and their willingness to participate in corporate transactions. Severe market fluctuations or weak economic conditions could reduce our trading volume and revenues, could negatively affect our ability to generate new issue and advisory revenue, and adversely affect our profitability.

As a general rule, our trading business benefits from increased market volatility.  Increased volatility usually results in increased activity from our clients and counterparties.  However, periods of extreme volatility may at times result in clients reducing their trading volumes, which would negatively impact our results.  Also, periods of extreme volatility may result in large fluctuations in securities valuations and we may incur losses on our holdings.  Also, our mortgage group’s business benefits when mortgage volumes increase, and may suffer when mortgage volumes decrease.  Among other things, mortgage volumes are significantly impacted by changes in interest rates.

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

We try to address these challenges by (i) focusing our business on clients and asset classes that are underserved by the large firms, (ii) continuing to monitor our fixed costs to enhance operating leverage and limit our losses during periods of low volumes, and (iii) attempting to hire and retain entrepreneurial and effective traders and salespeople.

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

A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business.  Currently, we provide investment banking and advisory services in Europe and in the United States through our subsidiaries, CCFL and JVB, respectively. Currently in the United States, our primary source of new issue revenue is JVB’s SBA group’s participation in COOF Securitizations. The SBA secondary market program allows for the purchaser of a SBA loan certificate to “strip” a portion of the interest rate from a guaranteed loan portion, creating what is called an originator fee or interest only strip. This enhances the ability of SBA pool assemblers to securitize the guaranteed portion of loans that do not have the same interest rate. Our SBA group’s participation in this area has grown during recent years.  In Europe, CCFL engages in new issue placements in corporate and securitized products and advisory services.

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of June 30, 2016,  95.5% of our existing AUM are in CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not recovered since that time. Consequently, we have been unable to complete a new securitization since 2008.

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

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the underlying operating results of these investments. As of June 30, 2016, we had $9,860 of other investments, at fair value representing our principal investment portfolio. Our results of operations and financial condition will be significantly impacted by the financial results of these investments.

Recent Events

Sale of European Operations- Update

Although we believe that, given the passage of time, there is a very low probability of this transaction closing in the future, given the potential value to us of the proposed transaction if it were to close and based on C&Co Europe Acquisition LLC’s indication that it continues to evaluate its options, we have decided not to exercise our right to terminate the transaction at this time.  We will continue to evaluate the probability of closing and our right to terminate the transaction.

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

The 10b5-1 Plan was entered into in connection with our existing repurchase plan, as previously disclosed in our periodic reports from time to time, which permits us to repurchase shares of our Common Stock from time to time in open market purchases or privately negotiated transactions.  During the six months ended June 30, 2016, we repurchased 134,080 shares of Common Stock in the open market (both pursuant to the 10b5-1 Plan and prior to the Plan being in effect) for a total purchase price of $122.  During the three months ended June 30, 2016, we repurchased 68,400 shares of Common Stock in the open market pursuant to the 10b5-1 Plan for a total purchase price of $64.

In addition, on March 21, 2016, we (i) repurchased 650,000 shares of our Common Stock, from an unrelated third-party in a privately negotiated transaction for an aggregate purchase price of $813, which represents a per share price of $1.25, and (ii) repurchased an aggregate of 1,044,000 shares of Common Stock from an investment manager representing certain stockholders that are unrelated to us in a separate privately negotiated transaction for an aggregate purchase price of $1,305, which represents a per share price of $1.25.  We repurchased all of these shares of Common Stock using cash on hand.

See note 13 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

 Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2016 and 2015.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,		Favorable / (Unfavorable)
	2016	2015	$ Change	% Change
Revenues
Net trading	$21,487	$14,013	$7,474	53%
Asset management	3,881	4,558	(677)	(15)%
New issue and advisory	1,365	2,149	(784)	(36)%
Principal transactions and other income	1,367	3,125	(1,758)	(56)%
Total revenues	28,100	23,845	4,255	18%

Operating expenses
Compensation and benefits	16,928	13,739	(3,189)	(23)%
Business development, occupancy, equipment	1,315	1,642	327	20%
Subscriptions, clearing, and execution	3,024	3,346	322	10%
Professional fee and other operating	3,205	3,865	660	17%
Depreciation and amortization	154	461	307	67%
Total operating expenses	24,626	23,053	(1,573)	(7)%

Operating income / (loss)	3,474	792	2,682	339%

Non-operating income / (expense)

Interest expense	(1,982)	(1,967)	(15)	(1)%
Income / (loss) before income taxes	1,492	(1,175)	2,667	227%
Income taxes	27	46	19	41%
Net income / (loss)	1,465	(1,221)	2,686	220%
Less: Net income (loss) attributable to the non-controlling interest	436	(318)	(754)	(237)%
Net income / (loss) attributable to IFMI	$1,029	$(903)	$1,932	214%

Revenues

Revenues increased by $4,255, or 18%, to $28,100 for the six months ended June 30, 2016 from $23,845 for the six months ended June 30, 2015. As discussed in more detail below, the change was comprised of (i) an increase of $7,474 in net trading revenue; (ii) a decrease of $677 in asset management revenue; (iii) a decrease of $784 in new issue and advisory revenue; and (iv) a decrease of $1,758 in principal transactions and other income.

Net Trading

Net trading revenue increased by $7,474, or 53%, to $21,487 for the six months ended June 30, 2016 from $14,013 for the six months ended June 30, 2015.

The increase was primarily the result of increases in our municipal, corporate investment grade, and corporate high yield asset classes, as well as our TBA and other forward agency MBS and mortgage trading business line, and increased net revenue earned from matched book repo transactions.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the six months ended June 30, 2016 may not be indicative of future results. Furthermore, some of the assets included in the investments-trading line of our consolidated balance sheets may represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	June 30,		December 31,
	2016	2015	2015	2014
Company sponsored CDOs (1)	$3,672,966	$3,986,237	$3,746,561	$4,283,333
Managed accounts (2)	171,656	42,437	165,834	13,689
Assets under management (3)	$3,844,622	$4,028,674	$3,912,395	$4,297,022

(1)	Management fee income earned from Company sponsored CDOs is recorded as a component of asset management revenue.
(2)	Management fee income earned on managed accounts is recorded as a component of asset management revenue.
(3)	AUM for Company sponsored CDOs and other managed accounts represents total AUM at the end of the period indicated.
(4)

Asset management fees decreased by $677, or 15%, to $3,881 for the six months ended June 30, 2016 from $4,558 for the six months ended June 30, 2015, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	June 30, 2016	June 30, 2015	Change
CDOs	$3,360	$4,386	$(1,026)
Other	521	172	349
Total	$3,881	$4,558	$(677)

CDOs

A substantial portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, and defaults.  We do not expect to complete any securitizations in the future so we expect our asset management revenue to continue to decline over time.

Asset management revenue from Company sponsored CDOs decreased by $1,026 to $3,360 for the six months ended June 30, 2016 from $4,386 for the six months ended June 30, 2015. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	June 30, 2016	June 30, 2015	Change
TruPS and insurance company debt - U.S.	$1,961	$2,025	$(64)
High grade and mezzanine ABS	-	18	(18)
TruPS and insurance company debt - Europe	893	1,011	(118)
Broadly syndicated loans - Europe	506	1,332	(826)
Total	$3,360	$4,386	$(1,026)

Asset management fees for TruPS and insurance company debt – U.S. declined primarily because average AUM has declined due to principal repayments on the assets in these securitizations.

Asset management fees for high grade and mezzanine ABS declined because in late 2015, the last CDO in this asset class was liquidated.  We do not expect to earn any management fees in the future from this asset class.

Asset management fees for TruPS and insurance company debt – Europe declined primarily because average AUM has declined because of principal repayments on the assets in these securitizations.

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  Fees declined primarily because during 2016, the performance of the portfolio deteriorated and certain cash flow diversion features of the CLO were triggered.  As a result, cash flow that would otherwise pay subordinated management fees was diverted to pay principal on the senior securities.   See “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our policy regarding recognition of deferred subordinated asset management fees.

Other

Other asset management revenue increased by $349 to $521 for the six months ended June 30, 2016 from $172 for the six months ended June 30, 2015.   The increase was primarily due to performance fees being earned on, and increases in the AUM of, our managed accounts during 2016.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $784, or 36%, to $1,365 for the six months ended June 30, 2016 from $2,149 for the six months ended June 30, 2015.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $1,758, or 56%,  to $1,367 for the six months ended June 30, 2016, as compared to $3,125 for the six months ended June 30, 2015.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	June 30, 2016	June 30, 2015	Change
EuroDekania	$(854)	$(182)	$(672)
Tiptree	(25)	(309)	284
Currency hedges	(53)	288	(341)
CLO investments	1,110	1,145	(35)
Other principal investments	4	53	(49)
Total principal transactions	182	995	(813)

Alesco X-XVII revenue share	397	380	17
Star Asia revenue share	364	1,364	(1,000)
IIFC revenue share	187	190	(3)
FGC revenue share	-	159	(159)
Other revenue shares	122	194	(72)
All other income / (loss)	115	(157)	272
Other income	1,185	2,130	(945)

Total principal transactions and other income	$1,367	$3,125	$(1,758)

Principal Transactions

EuroDekania is an investment company and we carry our investment at the NAV of the fund.  Income recognized in each period is a result of changes in the underlying NAV of the fund as well as distributions received.  Our investment in EuroDekania is denominated in Euros. From time to time, we hedge this exposure (as described in greater detail below).  Currently, EuroDekania is not making new investments, and has no plans to make new investments.  As cash is received from its current investments, it has been returned to EuroDekania’s shareholders.

Tiptree is publicly traded and we carried our investment at Tiptree’s closing share price.  Changes in the fair value of our investment in Tiptree represented changes in its share price and any dividends declared.  During 2016, we liquidated all of our remaining investment in Tiptree.

Our currency hedge consists of a Euro forward agreement designed to hedge the currency risk primarily associated with our investment in EuroDekania.

The CLO investments represent investments in the most junior tranche of certain CLOs.  The income of $1,110 recognized during the six months ended June 30, 2016 was comprised of $755 of investment income, $1,289 of net unrealized gain, partially offset by $378 of impairment and $556 of realized loss.  The income of $1,145 recognized during the six months ended June 30, 2015 was comprised of $1,332 of investment income, $328 of net unrealized gain, partially offset by $293 of impairment charges and $222 of realized losses.

Other Income / (Loss)

Other income decreased by $945 to $1,185 for the six months ended June 30, 2016, as compared to $2,130 for the six months ended June 30, 2015. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.

The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned in excess of certain thresholds.  These arrangements expire, or have expired, as follows:

•	The Alesco X-XVII revenue share arrangement expires in February 2017.
•	The Star Asia revenue share arrangement does not have a fixed termination date but could terminate as early as January 2018.
•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20 million in revenue share payments.   To date, we have earned $962.  Also, in any particular year, the revenue share earned by us cannot exceed $2 million.

•	The FGC revenue share expired in 2015.
•

The other revenue share arrangements are based on management fees earned on management contracts related to certain CDOs.  Two of these arrangements have fixed termination dates in 2016, while one of these arrangements has no fixed termination date but terminates when the CDO liquidates according to its underlying terms.

Operating Expenses

Operating expenses increased by $1,573, or 7%, to $24,626 for the six months ended June 30, 2016 from $23,053 for the six months ended June 30, 2015. As discussed in more detail below, the change was comprised of (i) an increase of $3,189 in compensation and benefits; (ii) a decrease of $327 in business development, occupancy, and equipment; (iii) a decrease of $322 in subscriptions, clearing, and execution; (iv) a decrease of $660 of professional fee and other operating; and (v) a decrease of $307 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $3,189, or 23%, to $16,928 for the six months ended June 30, 2016 from $13,739 for the six months ended June 30, 2015.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	June 30, 2016	June 30, 2015	Change
Cash compensation and benefits	$16,147	$12,949	$3,198
Equity-based compensation	781	790	(9)
Total	$16,928	$13,739	$3,189

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $3,198 to $16,147 for the six months ended June 30, 2016 from $12,949 for the six months ended June 30, 2015.  This increase was a result of an increase in incentive compensation that is tied to revenue and operating profitability partially offset by a reduction in headcount.  Our total headcount decreased from 101 at June 30, 2015 to 80 at June 30, 2016.  From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $9 to $781 for the six months ended June 30, 2016 from $790 for the six months ended June 30, 2015.  Of this equity based compensation expense $350 and $350 represents expense related to our annual grants to our directors for the six months ended June 30, 2016 and 2015, respectively.  Although these grants remain restricted for a period of one year, they are expensed in full when granted because the release of the restriction is not dependent upon future service.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $327, or 20%, to $1,315 for the six months ended June 30, 2016 from $1,642 for the six months ended June 30, 2015.  The decrease was comprised of a decrease of $160 in business development and a decrease in occupancy and equipment expenses of $167.  The decrease in occupancy and equipment was due to our continued efforts to reduce our office space costs by not renewing leases and subleasing excess office space.  The decrease in business development was primarily the result of continued cost cutting efforts.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $322, or 10%, to $3,024 for the six months ended June 30, 2016 from $3,346 for the six months ended June 30, 2015.  The decrease was due to a decrease in subscriptions of $289 and a reduction in clearing and execution of $33.  The decrease in subscriptions was primarily due to cost cutting measures as well as reduced headcount.  The decrease in clearing and execution was comprised of a decrease in solicitation costs incurred in connection with our European separate accounts business of $260, partially offset by an increase in clearing costs of $227 due to increased trading volume.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $660, or 17%, to $3,205 for the six months ended June 30, 2016 from $3,865 for the six months ended June 30, 2015. This decrease was comprised of a decrease of $878 in professional fees, partially offset by an increase of $218 in other operating expenses.  The reduction in professional fees was comprised of a reduction in legal as well as audit fees.  The increase in other operating expenses was primarily due to a bad debt recovery recorded as a reduction in other operating expenses in the six months ended June 30, 2015 of $250.

Depreciation and Amortization

Depreciation and amortization decreased by $307, or 67%, to $154 for the six months ended June 30, 2016 from $461 for the six months ended June 30, 2015.  The decrease was primarily the result of fixed assets becoming fully depreciated after June 30, 2015.

Non-Operating Income and Expense

Interest Expense

Interest expense increased by $15, or 1%, to $1,982 for the six months ended June 30, 2016 from $1,967 for the six months ended June 30, 2015.  The increase was comprised of an increase of $7 related to increased interest expense incurred on our junior subordinated notes due to changes in the effective rate and an increase of $8 related to increased interest incurred on our convertible debt.  Although the convertible debt is fixed rate, there was an extra day in three months ended June 30, 2016 due to the leap year.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $19 to income tax expense / (benefit) of $27 for the six months ended June 30, 2016 from $46 for the six months ended June 30, 2015.  The decrease was primarily the result of a decrease in foreign taxes.  See note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding an income tax assessment received by us from the Commonwealth of Pennsylvania.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the six months ended June 30, 2016 and 2015 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
(Dollars in Thousands)

	Total
	Operating LLC		Consolidated
	Consolidated	IFMI	IFMI
Net income / (loss) before tax	$1,492	$-	$1,492
Income tax expense / (benefit)	27	-	27
Net income / (loss) after tax	1,465	-	1,465
Average effective Operating LLC non-controlling interest (1)%	29.76%
Operating LLC non-controlling interest	$436

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
(Dollars in Thousands)

	Total
	Operating LLC		Consolidated
	Consolidated	IFMI	IFMI
Net income / (loss) before tax	$(1,175)	$-	$(1,175)
Income tax expense / (benefit)	46	-	46
Net income / (loss) after tax	(1,221)	-	(1,221)
Average effective Operating LLC non-controlling interest (1)%	26.04%
Operating LLC non-controlling interest	$(318)

(1)Non-controlling interest is recorded on a monthly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2016 and 2015.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Favorable / (Unfavorable)
	2016	2015	$ Change	% Change
Revenues
Net trading	$11,285	$6,742	$4,543	67%
Asset management	1,569	2,260	(691)	(31)%
New issue and advisory	984	651	333	51%
Principal transactions and other income	527	1,398	(871)	(62)%
Total revenues	14,365	11,051	3,314	30%

Operating expenses
Compensation and benefits	8,388	6,151	(2,237)	(36)%
Business development, occupancy, equipment	651	824	173	21%
Subscriptions, clearing, and execution	1,502	1,498	(4)	0%
Professional fee and other operating	1,542	1,840	298	16%
Depreciation and amortization	72	227	155	68%
Total operating expenses	12,155	10,540	(1,615)	(15)%

Operating income / (loss)	2,210	511	1,699	332%

Non-operating income / (expense)

Interest expense	(992)	(991)	(1)	0%
Income / (loss) before income taxes	1,218	(480)	1,698	354%
Income taxes	17	(15)	(32)	(213)%
Net income / (loss)	1,201	(465)	1,666	358%
Less: Net income (loss) attributable to the non-controlling interest	371	(120)	(491)	(409)%
Net income / (loss) attributable to IFMI	$830	$(345)	$1,175	341%

Revenues

Revenues increased by $3,314, or 30%, to $14,365 for the three months ended June 30, 2016 from $11,051 for the three months ended June 30, 2015. As discussed in more detail below, the change was comprised of (i) an increase of $4,543 in net trading revenue; (ii) a decrease of $691 in asset management revenue; (iii) an increase of $333 in new issue and advisory revenue; and (iv) a decrease of $871 in principal transactions and other income.

Net Trading

Net trading revenue increased by $4,543, or 67%, to $11,285 for the three months ended June 30, 2016 from $6,742 for the three months ended June 30, 2015.

The increase was primarily the result of increases in our municipal, corporate investment grade, corporate high yield asset classes, as well as our TBA and other forward agency MBS and mortgage trading business line, and increased net revenue earned from matched book repo transactions.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the six months ended June 30, 2016 may not be indicative of future results. Furthermore, some of the assets included in the investments-trading line of our consolidated balance sheets may represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Asset management fees decreased by $691, or 31%, to $1,569 for the three months ended June 30, 2016 from $2,260 for the three months ended June 30, 2015, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	June 30, 2016	June 30, 2015	Change
CDOs	$1,395	$2,175	$(780)
Other	174	85	89
Total	$1,569	$2,260	$(691)

CDOs

A substantial portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, and defaults.  We do not expect to complete any securitizations in the future so we expect our asset management revenue to continue to decline over time.

Asset management revenue from Company sponsored CDOs decreased by $780 to $1,395 for the three months ended June 30, 2016 from $2,175 for the three months ended June 30, 2015. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	June 30, 2016	June 30, 2015	Change
TruPS and insurance company debt - U.S.	$983	$1,011	$(28)
High grade and mezzanine ABS	-	9	(9)
TruPS and insurance company debt - Europe	435	498	(63)
Broadly syndicated loans - Europe	(23)	657	(680)
Total	$1,395	$2,175	$(780)

Asset management fees for TruPS and insurance company debt – U.S. declined primarily because average AUM has declined due to principal repayments on the assets in these securitizations.

Asset management fees for high grade and mezzanine ABS declined because in late 2015, the last CDO in this asset class was liquidated.  We do not expect to earn any management fees in the future from this asset class.

Asset management fees for TruPS and insurance company debt – Europe declined because average AUM has declined due to principal repayments on the assets in these securitizations, partially offset by an increase due to  the impact of foreign exchange rates as these contracts make management fee payments in Euros.

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  Fees declined primarily because during 2016, the performance of the portfolio deteriorated and certain cash flow diversion features of the CLO were triggered.  As a result, cash flow that would otherwise pay subordinated management fees was diverted to pay principal on the senior securities.   See “Critical

Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our policy regarding recognition of deferred subordinated asset management fees.  During the three months ended June 30, 2016, the Company reversed subordinated fees accrued during the three months ended March 31, 2016.  This adjustment offset all of the base management fees recognized during the three months ended June 30, 2016.

Other

Other asset management revenue increased by $89 to $174 for the three months ended June 30, 2016 from $85 for the three months ended June 30, 2015.   The increase was primarily due to performance fees being earned on, and increases in the AUM of, our managed accounts during 2016.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $333, or 51%, to $984 for the three months ended June 30, 2016 from $651 for the three months ended June 30, 2015.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $871, or 62%, to $527 for the three months ended June 30, 2016, as compared to $1,398 for the three months ended June 30, 2015.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	June 30, 2016	June 30, 2015	Change
EuroDekania	$(862)	$47	$(909)
Tiptree	-	138	(138)
Currency hedges	83	(121)	204
CLO investments	847	496	351
Other principal investments	(12)	37	(49)
Total principal transactions	56	597	(541)

Alesco X-XVII revenue share	199	193	6
Star Asia revenue share	130	262	(132)
IIFC revenue share	92	96	(4)
FGC revenue share	-	81	(81)
Other revenue shares	53	74	(21)
All other income / (loss)	(3)	95	(98)
Other income	471	801	(330)
Total	$527	$1,398	$(871)

Principal Transactions

EuroDekania is an investment company and we carry our investment at the NAV of the fund.  Income recognized in each period is a result of changes in the underlying NAV of the fund and distributions received.  Our investment in EuroDekania is denominated in Euros.  From time to time, we hedge this exposure (as described in greater detail below).  Currently, EuroDekania is not making new investments, and has no plans to make new investments.  As cash is received from its current investments, it has been returned to EuroDekania’s shareholders.

Tiptree is publicly traded and we carried our investment at Tiptree’s closing share price.  Changes in the fair value of our investment in Tiptree represented changes in its share price and any dividends declared.  During 2016, we liquidated all of our remaining investment in Tiptree.

Our currency hedge consists of a Euro forward agreement designed to hedge the currency risk primarily associated with our investment in EuroDekania.

The CLO investments represent investments in the most junior tranche of certain CLOs.  The income of $847 recognized during the three months ended June 30, 2016 was comprised of $362 of investment income, and $1,049 of net unrealized gain, partially offset by $8 of impairment and $556 of realized loss.  The income of $496 recognized during the three months ended June 30, 2015 was comprised of $617 of investment income, and $101 of net unrealized gain, partially offset by $222 of realized losses.

Other Income / (Loss)

Other income decreased by $330 to $471 for the three months ended June 30, 2016, as compared to $801 for the three months ended June 30, 2015. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.

The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned in excess of certain thresholds.  These arrangements expire, or have expired, as follows:

•	The Alesco X-XVII revenue share arrangement expires in February 2017.
•	The Star Asia revenue share arrangement does not have a fixed termination date but could terminate as early as January 2018.
•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20 million in revenue share payments.   To date, we have earned $962.  Also, in any particular year, the revenue share earned by us cannot exceed $2 million.

•	The FGC revenue share expired in 2015.
•

The other revenue share arrangements are based on management fees earned on management contracts related to certain CDOs.  Two of these arrangements have fixed termination dates in 2016, while one of these arrangements has no fixed termination date but terminates when the CDO liquidates according to its underlying terms.

Operating Expenses

Operating expenses increased by $1,615, or 15%, to $12,155 for the three months ended June 30, 2016 from $10,540 for the three months ended June 30, 2015. As discussed in more detail below, the change was comprised of (i) an increase of $2,237 in compensation and benefits; (ii) a decrease of $173 in business development, occupancy, and equipment; (iii) an increase of $4 in subscriptions, clearing, and execution; (iv) a decrease of $298 of professional fee and other operating; and (v) a decrease of $155 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $2,237, or 36%, to $8,388 for the three months ended June 30, 2016 from $6,151 for the three months ended June 30, 2015.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	June 30, 2016	June 30, 2015	Change
Cash compensation and benefits	$8,167	$5,925	$2,242
Equity-based compensation	221	226	(5)
Total	$8,388	$6,151	$2,237

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $2,242 to $8,167 for the three months ended June 30, 2016 from $5,925 for the three months ended June 30, 2015.  This increase was a result of an increase in incentive compensation that is tied to revenue and operating profitability partially offset by a reduction in headcount.  Our total headcount decreased from 101 at June 30, 2015 to 80 at June 30, 2016.  From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $5 to $221 for the three months ended June 30, 2016 from $226 for the three months ended June 30, 2015.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $173, or 21%, to $651 for the three months ended June 30, 2016 from $824 for the three months ended June 30, 2015.  The decrease was comprised of a decrease of $97 in business development and a decrease in occupancy and equipment expenses of $76.  The decrease in occupancy and equipment was due to our continued efforts to reduce our office space costs by not renewing leases and subleasing excess office space.  The decrease in business development was primarily the result of continued cost cutting efforts.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $4, or 0%, to $1,502 for the three months ended June 30, 2016 from $1,498 for the three months ended June 30, 2015.  The increase was due to an increase in clearing and execution of $154; partially offset by a decrease in subscriptions of $150.  The decrease in subscriptions was primarily due to cost cutting measures as well as reduced headcount.  The increase in clearing and execution was mainly comprised of an increase in clearing costs due to increased trading volume.

Professional Fees and Other Operating Expenses

Professional fees and other operating expenses decreased by $298, or 16%, to $1,542 for the three months ended June 30, 2016 from $1,840 for the three months ended June 30, 2015. This decrease was comprised of a decrease of $381 in professional fees; partially offset by an increase of $83 in other operating expenses.  The reduction in professional fees was comprised of a reduction in legal fees.  The increase in other operating expenses was primarily due to a bad debt recovery recorded as a reduction in other operating expenses in the three months ended June 30, 2015 of $130; partially offset by other decreases.

Depreciation and Amortization

Depreciation and amortization decreased by $155, or 68%, to $72 for the three months ended June 30, 2016 from $227 for the three months ended June 30, 2015.  The decrease was primarily the result of fixed assets becoming fully depreciated after June 30, 2015.

Non-Operating Income and Expense

Interest Expense
Interest expense increased by $1, or 0%, to $992 for the three months ended June 30, 2016 from $991 for the three months ended June 30, 2015.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $32 to income tax expense / (benefit) of $17 for the three months ended June 30, 2016 from ($15) for the three months ended June 30, 2015.    The increase was primarily the result of an increase in foreign taxes.  See note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding an income tax assessment received by us from the Commonwealth of Pennsylvania.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended June 30, 2016 and 2015 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
(Dollars in Thousands)

	Total
	Operating		Consolidated
	LLC	IFMI	IFMI
Net income / (loss) before tax	$1,218	$-	$1,218
Income tax expense / (benefit)	17	-	17
Net income / (loss) after tax	1,201	-	1,201
Average effective Operating LLC non-controlling interest (1)%	30.89%
Operating LLC non-controlling interest	$371

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
(Dollars in Thousands)

	Total
	Operating		Consolidated
	LLC	IFMI	IFMI
Net income / (loss) before tax	$(480)	$-	$(480)
Income tax expense / (benefit)	(15)	-	(15)
Net income / (loss) after tax	(465)	-	(465)
Average effective Operating LLC non-controlling interest (1)%	25.81%
Operating LLC non-controlling interest	$(120)

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

See Liquidity and Capital Resources – Debt Financing and Liquidity and Capital Resources – Contractual Obligations below.

During the third quarter of 2010, our board of directors initiated a dividend of $0.05 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, the Company declared a dividend of $0.02 per quarter, which was paid regularly through the second quarter of 2016. The Company’s board of directors can decide to increase, reduce, or eliminate dividends in the future. The Company’s board of directors’ decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon the payment of dividends to stockholders of the Company.

On August 3, 2016, our board of directors declared a cash dividend of $0.02 per share, which will be paid on our Common Stock on September 1, 2016 to stockholders of record on August 18, 2016.  A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

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

The 10b5-1 Plan was entered into in connection with our existing repurchase plan, as previously disclosed in our periodic reports from time to time, which permits us to repurchase shares of our Common Stock from time to time in open market purchases or privately negotiated transactions.  During the six months ended June 30, 2016, we repurchased 134,080 shares of Common Stock in the open market pursuant to the 10b5-1 Plan for a total purchase price of $122.  During the three months ended June 30, 2016, we repurchased 68,400 shares of Common Stock in the open market pursuant to the 10b5-1 Plan for a total purchase price of $64.

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

(4) To fund potential dividends, distributions, and share repurchases: During the third quarter of 2010 and for each subsequent quarter through June 30, 2016, we have declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI. See note 13 to our consolidated financial statements included in item 1 in this Quarterly Report on Form 10-Q.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of June 30, 2016 and December 31, 2015, we maintained cash and cash equivalents of $7,683 and $14,115, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Six Months Ended June 30,
	2016	2015
Cash flow from operating activities	$(8,378)	$(7,010)
Cash flow from investing activities	5,044	8,514
Cash flow from financing activities	(2,964)	(822)
Effect of exchange rate on cash	(134)	(57)
Net cash flow	(6,432)	625
Cash and cash equivalents, beginning	14,115	12,253
Cash and cash equivalents, ending	$7,683	$12,878

 See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Six Months Ended June 30, 2016

As of June 30, 2016, our cash and cash equivalents were $7,683, representing a decrease of $6,432 from December 31, 2015. The decrease was attributable to cash used by operating activities of $8,378,  cash provided by investing activities of $5,044,  cash used by financing activities of $2,964, and the decrease in cash caused by the change in exchange rates of $134.

The cash used by operating activities of $8,378 was comprised of (a) net cash inflows of $818 related to working capital fluctuations; (b) net cash outflows of  $11,922 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash inflows from other earnings items of $2,726 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, equity based compensation, depreciation and amortization, and amortization of discount on debt).

The cash provided by investing activities of $5,044 was comprised of (a) $5,444 of cash from sales and returns of principal of other investments, at fair value; partially offset by (b) $237 of purchases of other investments, at fair value and (c) $163 of cash used to purchase furniture, equipment, and leasehold improvements.

The cash used in financing activities of $2,964 was comprised of (a)  $2,241 in cash used to repurchase our Common Stock; (b) $28 in cash used to net settle employee equity awards; (c) $213 of distributions to non-controlling interests related to the Operating LLC; and (d) $482 in dividends to stockholders of IFMI.

Six Months Ended June 30, 2015

As of June 30, 2015, our cash and cash equivalents were $12,878, representing a net increase of $625 from December 31, 2014. The increase was attributable to cash used by operating activities of $7,010,  cash provided by investing activities of $8,514, cash used by financing activities of $822, and the decrease in cash caused by the change in exchange rates of $57.

The cash used by operating activities of $7,010 was comprised of (a) net cash inflows of $566 related to working capital fluctuations; (b)  net cash outflows of $7,209 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) net cash outflows from other earnings items of $367 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income or loss from equity method affiliates, equity based compensation, depreciation and amortization, amortization of discount on debt, and impairment of goodwill).

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

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFL in the United Kingdom. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at June 30, 2016 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)
United States	$250
United Kingdom	999
Total	$1,249

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at June 30, 2016, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $33,093. See note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the six months ended June 30, 2016 and the twelve months ended December 31, 2015 for receivables under resale agreements and securities sold under agreements to repurchase.

	Six Months Ended June 30, 2016	Twelve Months Ended December 31, 2015
Receivables under resale agreements
Period end	$345,356	$128,011
Monthly average	240,335	134,533
Maximum month end	373,294	172,746
Securities sold under agreements to repurchase
Period end	$366,645	$127,913
Monthly average	244,009	134,564
Maximum month end	373,583	172,717

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

Debt Financing

As of June 30, 2016, we had the following sources of debt financing other than securities financing arrangements: (1)  convertible senior notes, comprised of 8.0% Convertible Notes; and (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I.

See note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		June 30, 2016	December 31, 2015	Interest Rate Terms	Interest (3)	Maturity
Convertible senior notes:
8.00% convertible senior notes (the "8.0% Convertible Notes")	$8,248		$8,248	$8,248	Fixed	8.00%	September 2018 (1)
Less unamortized debt issuance costs			(344)	(410)
Long term debt less debt issuance costs			7,904	7,838

Junior subordinated notes:
Alesco Capital Trust I	28,125	(2)	12,343	12,084	Variable	4.64%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	8,801	8,613	Variable	4.78%	March 2035
	$48,125		21,144	20,697
Total			$29,048	$28,535

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

Off-Balance Sheet Arrangements

Other than as described in note 8 (derivatives) and note 11 (variable interest entities) to our consolidated financial statements included in item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of June 30, 2016.

Contractual Obligations

The table below summarizes our significant contractual obligations as of June 30, 2016 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 8.0% Convertible Notes are not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements.

CONTRACTUAL OBLIGATIONS
June 30, 2016
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$3,481	$1,355	$1,381	$745	$-
Maturity of 8.0% Convertible Notes (1)	8,248	-	8,248	-	-
Interest on 8.0% Convertible Notes (1)	1,493	669	824	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	45,421	2,260	4,520	4,520	34,121
	$106,768	$4,284	$14,973	$5,265	$82,246

 (1)Assumes the 8.0% Convertible Notes are not converted prior to maturity.

(2)The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 4.637% (based on a 90-day LIBOR rate in effect as of June 30, 2016 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 4.781% (based on a 90-day LIBOR rate in effect as of June 30, 2016 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606):   Identifying Performance Obligations and Licensing.  The amendments in this ASU affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606,) which is not yet effective.  The amendments provide further guidance on identifying performance obligations and also improve the operability and understandability of the licensing implementation guidance.  The amendments do not change the core principal of the guidance in Topic 606.  The effective date and transition requirements for the amendment are the same as the effective date and transition requirements in Topic 606.  Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606):    Narrow Scope Improvements and Practical Expedients.  The amendments in the ASU affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective.  The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4)  provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption.  The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606.  Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein.  We are currently evaluating the new guidance to determine the impact it may have on the our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years.  We are currently evaluating the new guidance to determine the impact it may have on the Company’s consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2015. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the six months ended June 30, 2016, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of June 30, 2016, we would incur a loss of $5,040 if the yield curve rises 100 bps across all maturities and a gain of $5,038 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment that is denominated in Euros.  The fair value of this investment is subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of June 30, 2016, our equity price sensitivity was $137 and our foreign exchange currency sensitivity was $119.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of June 30, 2016, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,912 as of June 30, 2016.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2016. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at June 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
April 1, 2016 to April 30, 2016	14,800	$0.97	14,800	$39,203
May 1, 2016 to May 31, 2016	28,600	$0.93	28,600	$39,176
June 1, 2016 to June 30, 2016	25,000	$0.91	25,000	$39,153
Total	68,400		68,400

(1)

On August 3, 2007, our board of directors authorized us to repurchase up to $50,000 of our Common Stock from time to time in open market purchases or privately negotiated transactions.  The repurchase plan was publicly announced on August 7, 2007.

On March 17, 2016, we entered into a letter agreement (the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (“Agent”).  Pursuant to the 10b5-1 Plan, Agent agreed to use its commercially reasonable efforts to purchase, on our behalf, up to $1,000 of the shares of our Common Stock, on any day that the NYSE MKT is open for business.  Purchases made under the 10b5-1 Plan commenced on March 17, 2016 and will end no later than December 15, 2016.  Pursuant to the 10b5-1 Plan, purchases of our Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.  All purchases noted above were made in conjunction with the 10b5-1 Plan.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Six and Three Months Ended June 30, 2016, and 2015, (iii) the Consolidated Statement of Changes in Equity for the Six Months Ended June 30, 2016, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016, and 2015, and (v) Notes to Consolidated Financial Statements.**

*Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

**Filed herewith.

***Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Institutional Financial Markets, Inc.

	By:	/s/ LESTER R. BRAFMAN

Lester R. Brafman
Date: August 4, 2016		Chief Executive Officer

Institutional Financial Markets, Inc.

	By:	/s/ JOSEPH W. POOLER, JR.

Joseph W. Pooler, Jr.
Date: August 4, 2016		Executive Vice President, Chief Financial Officer, and Treasurer