Form 10-Q
period 2016-09-30
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2016-11-02
CIK 1270436

 /

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-32026

INSTITUTIONAL FINANCIAL MARKETS, INC.

(Exact name of registrant as specified in its charter)

Maryland	16-1685692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cira Centre 2929 Arch Street, Suite 1703 Philadelphia, Pennsylvania	19104
(Address of principal executive offices)	(Zip Code)

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

As of October 28, 2016 there were 12,089,182 shares of common stock ($0.001 par value per share) of Institutional Financial Markets, Inc. outstanding.

INSTITUTIONAL FINANCIAL MARKETS, INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2016

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future, and are not guarantees. Such statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance, or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

•	benefits, results, cost reductions and synergies resulting from the Company’s business combinations;
•	integration of operations;
•	business strategies;
•	growth opportunities;
•	competitive position;
•	market outlook;
•	expected financial position;
•	expected results of operations;
•	future cash flows;
•	financing plans;
•	plans and objectives of management;
•	tax treatment of the business combinations;
•	returns on principal investments;
•	fair value of assets; and
•	any other statements regarding future growth, future cash needs, future operations, business plans, future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Actual results may differ materially as a result of various factors, some of which are outside our control, including the following:

•	a decline in general economic conditions or the global financial markets;
•	losses caused by financial or other problems experienced by third parties;
•	losses due to unidentified or unanticipated risks;
•	losses (whether realized or unrealized) on our principal investments, including on our collateralized loan obligation investments;
•	a lack of liquidity, i.e., ready access to funds for use in our businesses, including the availability of securities financing from our clearing agency;
•	the ability to attract and retain personnel;
•	the ability to meet regulatory capital requirements administered by federal agencies;
•	an inability to generate incremental income from acquired businesses;
•	unanticipated market closures due to inclement weather or other disasters;
•	the volume of trading in securities;
•	the liquidity in capital markets;
•	the credit-worthiness of our correspondents, trading counterparties, and our banking and margin customers;
•	the demand for investment banking services in Europe;
•	competitive conditions in each of our business segments;
•	the availability of borrowings under credit lines, credit agreements, and credit facilities;

•	the potential misconduct or errors by our employees or by entities with whom we conduct business; and
•	the potential for litigation and other regulatory liability.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2016
	(unaudited)	December 31, 2015
Assets
Cash and cash equivalents	$10,085	$14,115
Receivables from brokers, dealers, and clearing agencies	68,910	39,812
Due from related parties	73	77
Other receivables	2,512	4,079
Investments-trading	131,006	94,741
Other investments, at fair value	7,860	14,880
Receivables under resale agreements	288,286	128,011
Goodwill	7,992	7,992
Other assets	4,651	4,708
Total assets	$521,375	$308,415

Liabilities
Payables to brokers, dealers, and clearing agencies	$75,825	$55,779
Due to related parties	50	50
Accounts payable and other liabilities	3,364	3,362
Accrued compensation	4,080	3,612
Trading securities sold, not yet purchased	55,539	39,184
Securities sold under agreement to repurchase	302,800	127,913
Deferred income taxes	3,794	3,804
Debt	29,290	28,535
Total liabilities	474,742	262,239

Commitments and contingencies (See note 16)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 12,095,382 and 13,350,553 shares issued and outstanding, respectively, including 739,616 and 315,434 unvested or restricted share awards, respectively	12	13
Additional paid-in capital	69,382	71,570
Accumulated other comprehensive loss	(997)	(939)
Accumulated deficit	(29,536)	(30,889)
Total stockholders' equity	38,866	39,760
Non-controlling interest	7,767	6,416
Total equity	46,633	46,176
Total liabilities and equity	$521,375	$308,415

                                              See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Net trading	$10,486	$8,333	$31,973	$22,346
Asset management	1,781	2,332	5,662	6,890
New issue and advisory	811	2,119	2,176	4,268
Principal transactions and other income	1,012	143	2,379	3,268
Total revenues	14,090	12,927	42,190	36,772

Operating expenses
Compensation and benefits	7,464	7,044	24,392	20,783
Business development, occupancy, equipment	718	901	2,033	2,543
Subscriptions, clearing, and execution	1,678	1,786	4,702	5,132
Professional fee and other operating	1,513	2,488	4,718	6,353
Depreciation and amortization	66	150	220	611
Total operating expenses	11,439	12,369	36,065	35,422

Operating income / (loss)	2,651	558	6,125	1,350

Non-operating income / (expense)
Interest expense	(991)	(984)	(2,973)	(2,951)
Income / (loss) before income tax expense / (benefit)	1,660	(426)	3,152	(1,601)
Income tax expense / (benefit)	130	221	157	267
Net income / (loss)	1,530	(647)	2,995	(1,868)
Less: Net (loss) / income attributable to the non-controlling interest	489	(114)	925	(432)
Net income / (loss) attributable to IFMI	$1,041	$(533)	$2,070	$(1,436)
Income / (loss) per share data (see note 15):
Income / (loss) per common share-basic:
Basic income / (loss) per common share	$0.09	$(0.03)	$0.17	$(0.09)
Weighted average shares outstanding-basic	11,807,417	15,229,340	12,328,238	15,202,628
Income / (loss) per common share-diluted:
Diluted income / (loss) per common share	$0.09	$(0.03)	$0.17	$(0.09)
Weighted average shares outstanding-diluted	17,261,992	20,553,430	17,743,570	20,526,718

Dividends declared per common share	$0.02	$0.02	$0.06	$0.06

Comprehensive income / (loss):
Net income / (loss) (from above)	$1,530	$(647)	$2,995	$(1,868)
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	(30)	56	(156)	(182)
Other comprehensive income / (loss), net of tax of $0	(30)	56	(156)	(182)
Comprehensive income / (loss)	1,500	(591)	2,839	(2,050)
Less: comprehensive income / (loss) attributable to the non-controlling interest	480	(219)	876	(479)
Comprehensive income / (loss) attributable to IFMI	$1,020	$(372)	$1,963	$(1,571)

                                                See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Institutional Financial Markets, Inc.
	Preferred Stock $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2015	$5	$13	$71,570	$(30,889)	$(939)	$39,760	$6,416	$46,176
Net income	-	-	-	2,070	-	2,070	925	2,995
Other comprehensive income/ (loss)	-	-	-	-	(107)	(107)	(49)	(156)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(552)	-	49	(503)	503	-
Equity-based compensation and vesting of shares	-	1	701	-	-	702	300	1,002
Shares withheld for employee taxes	-	-	(20)	-	-	(20)	(8)	(28)
Purchase and retirement of Common Stock	-	(2)	(2,317)	-	-	(2,319)	-	(2,319)
Dividends/Distributions	-	-	-	(717)	-	(717)	(320)	(1,037)
September 30, 2016	$5	$12	$69,382	$(29,536)	$(997)	38,866	$7,767	$46,633

 See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income / (loss)	$2,995	$(1,868)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	1,002	1,016
Accretion of income on other investments, at fair value	(1,005)	(1,918)
Realized loss / (gain) on other investments	2,062	3,209
Change in unrealized (gain) loss on other investments, at fair value	(1,775)	(1,633)
Depreciation and amortization	220	611
Amortization of discount on debt	755	863
Deferred tax provision / (benefit)	(10)	161
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	1,567	3,096
(Increase) decrease in investments-trading	(36,265)	(13,471)
(Increase) decrease in other assets	98	1,100
(Increase) decrease in receivables under resale agreement	(160,275)	(27,055)
Change in receivables from / payables to related parties, net	4	346
Increase (decrease) in accrued compensation	468	(886)
Increase (decrease) in accounts payable and other liabilities	60	(809)
Increase (decrease) in trading securities sold, not yet purchased, net	16,355	12,172
Change in receivables from / payables to brokers, dealers, and clearing agencies, net	(9,052)	(9,743)
Increase (decrease) in securities sold under agreement to repurchase	174,887	26,829
Net cash provided by (used in) operating activities	(7,909)	(7,980)
Investing activities
Purchase of investments-other investments, at fair value	(237)	(11)
Sales and returns of principal-other investments, at fair value	7,924	10,625
Purchase of furniture, equipment, and leasehold improvements	(210)	(110)
Net cash provided by (used in) investing activities	7,477	10,504
Financing activities
Cash used to net share settle equity awards	(28)	-
Purchase and retirement of Common Stock	(2,319)	-
IFMI non-controlling interest distributions	(320)	(322)
IFMI dividends	(717)	(928)
Net cash provided by (used in) financing activities	(3,384)	(1,250)
Effect of exchange rate on cash	(214)	(148)
Net increase (decrease) in cash and cash equivalents	(4,030)	1,126
Cash and cash equivalents, beginning of period	14,115	12,253
Cash and cash equivalents, end of period	$10,085	$13,379

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

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). Effective January 1, 2010, the Company ceased to qualify as a real estate investment trust, or a REIT. The Company trades on the NYSE MKT LLC (formerly known as the NYSE Amex LLC) under the ticker symbol “IFMI.” The Company is a financial services company specializing in fixed income markets. As of September 30, 2016, the Company had $3.80 billion in assets under management (“AUM”) of which 95.0%,  or $3.61 billion, was in collateralized debt obligations (“CDOs”).

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

Capital Markets

•

Trading activities of the Company, which include execution and brokerage services, securities lending activities, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities and derivatives classified as trading; and

•

New issue and advisory revenue comprised primarily of (i) new issue revenue associated with originating, arranging, and placing newly created financial instruments; and (ii) revenue from advisory services.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the requirement of extraordinary items to be separately classified on the income statement.  If an event meets the criteria for extraordinary classification, the item should be shown separately in the income statement, net of tax.  The amendments in this ASU also require applicable income taxes and earnings per share to be disclose.  The Company’s adoption of the provisions of ASU 2015-01 effective January 1, 2016 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, which makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity (“VIE”) guidance.  The revised consolidation guidance, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party  relationships.  The Company’s adoption of the provisions of ASU 2015-02 effective January 1, 2016 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows. However, the Company previously treated its management contracts with certain securitization entities that are VIEs as variable interests.  Therefore, the Company disclosed certain information related to these interests in its variable interest entity footnote.  Upon adoption of this ASU, these management contracts are not considered variable interests.  Therefore, in cases where the Company’s only interest in certain VIEs is its management contract, the Company is no longer required to include certain disclosures related to those variable interest entities. See note 11.

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

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent).  Reporting entities are permitted to use net asset value (“NAV”) as a practical expedient to measure the fair value of certain investments.  Previously, investments that use the NAV practical expedient to measure fair value were categorized within the fair value hierarchy as level 2 or level 3 investments depending on their redemption attributes, which has led to diversity in practice.  This ASU removes the requirement to categorize within the fair value hierarchy all investments that use the NAV practical expedient for fair value measurement purposes.  The ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV practical expedient.  Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.  The Company’s adoption of ASU 2015-07 effective January 1, 2016 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.  However, as a result of this adoption, the Company no longer classifies its investment in EuroDekania (for which it uses the practical expedient) within the fair value hierarchy.  See note 7.

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

B. Recent Accounting Developments

 In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces existing revenue recognition guidance in Topic 605, Revenue Recognition.  The core principle of this ASU is to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.   Subsequently, the FASB issued a series of modifying ASUs that do not change the core principle of the guidance stated in ASU 2014-09.    The modifying ASUs include:   ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606):   Identifying Performance Obligations and Licensing,  ASU 2016-12, Revenue from Contracts with Customers (Topic 606):    Narrow Scope Improvements and Practical Expedients.  The Company must adopt the amendments in ASU 2016-08, ASU 2016-10, and ASU 2016-12 with the adoption of ASU 2014-09.  The effective date for all of the amendments in these ASUs  is for annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date.    Early application is permitted.  The Company is currently evaluating the new guidance to determine the impact it may have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10).  The amendments in ASU 2016-01, among other things:  require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and liabilities by measurement category and form of financial asset; and eliminate the requirement for public business entities to disclose the methods(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the impact of these amendments on the presentation in its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the new guidance to determine the impact it may have on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  The amendments in this ASU provide cash flow statement classification guidance on eight specific cash flow presentation issues with the objective of reducing existing diversity in practice.  This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early application is permitted, including adoption in an interim period.  The Company is currently evaluating the new guidance to determine the impact it may have on the Company’s consolidated financial statements.

C. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments. These determinations were based on available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop the estimates and, therefore, these estimates may not necessarily be indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Refer to note 7 for a discussion of the fair value hierarchy with respect to investments-trading; other investments, at fair value; and derivatives held by the Company.

Cash Equivalents: Cash equivalents are carried at historical cost, which is assumed to approximate fair value. The estimated fair value measurement of cash equivalents is classified within level 1 of the valuation hierarchy.

Investments-trading: These amounts are carried at fair value. The fair value is based on either quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services, or valuation models when quotations are not available. See note 7 for disclosures about the categorization of the fair value measurements of investments-trading within the fair value hierarchy.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of September 30, 2016 and December 31, 2015, the fair value of the Company’s debt was estimated to be $34,684 and $35,200, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

Derivatives: These amounts are carried at fair value. Derivatives may be included as a component of investments-trading; trading securities sold, not yet purchased; and other investments, at fair value. See notes 7 and 8. The fair value is generally based on quoted market prices on an exchange that is deemed to be active for derivative instruments such as foreign currency forward contracts and Eurodollar futures.  For other derivative instruments, the fair value is generally based on market price quotations from third party pricing services. See note 7 for disclosures concerning the categorization of the fair value measurements within the three level fair value hierarchy.

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

5. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following at September 30, 2016 and December 31, 2015.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	September 30, 2016	December 31, 2015
Deposits with clearing agencies	$750	$864
Unsettled regular way trades, net	15,398	4,367
Receivables from clearing agencies	52,762	34,581
Receivables from brokers, dealers, and clearing agencies	$68,910	$39,812

Amounts payable to brokers, dealers, and clearing agencies consisted of the following at September 30, 2016 and December 31, 2015.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	September 30, 2016	December 31, 2015
Margin payable	$75,825	$55,779
Payables to brokers, dealers, and clearing agencies	$75,825	$55,779

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

Margin payable represents borrowings from clearing agencies to finance the Company’s trading inventory.  Effectively, all of the Company’s trading assets and deposits with clearing agencies serve as collateral for the margin payable.  These assets are held by the Company’s clearing agency.  The Company incurred interest on margin payable of $450 and $436 for the nine months September 30, 2016 and 2015, respectively, $171 and $156 for the three months ended September 30, 2016 and 2015, respectively.

6. FINANCIAL INSTRUMENTS

Investments—Trading

The following table provides detail of the investments classified as investments-trading as of the periods indicated.

INVESTMENTS - TRADING
(Dollars in Thousands)

	September 30, 2016	December 31, 2015
U.S. government agency MBS and CMOs	$10,872	$3,225
U.S. government agency debt securities	16,838	12,737
RMBS	171	98
U.S. Treasury securities	4,014	1,355
Other ABS	94	2,048
SBA loans	22,212	29,931
Corporate bonds and redeemable preferred stock	43,186	19,873
Foreign government bonds	1,045	-
Municipal bonds	26,000	24,053
Certificates of deposit	778	263
Derivatives	5,744	1,158
Equity securities	52	-
Investments-trading	$131,006	$94,741

Trading Securities Sold, Not Yet Purchased

The following table provides detail of the trading securities sold, not yet purchased as of the periods indicated.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	September 30, 2016	December 31, 2015
U.S. Treasury securities	$22,636	$12,050
Corporate bonds and redeemable preferred stock	28,228	25,851
Municipal bonds	20	20
Derivatives	4,655	1,181
Equity securities	-	82
Trading securities sold, not yet purchased	$55,539	$39,184

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the net change in unrealized gains (losses) of investments – trading and trading securities sold, not yet purchased in the amount of $1,262 and $700 for the nine months ended September 30, 2016 and 2015, respectively, in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

The following tables provide detail of the investments included within other investments, at fair value.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	September 30, 2016
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
CLOs	$7,499	$6,229	$(1,270)
CDOs	191	28	(163)
EuroDekania	4,916	1,241	(3,675)
Residential loans	87	359	272
Foreign currency forward contracts	-	3	3
Other investments, at fair value	$12,693	$7,860	$(4,833)

	December 31, 2015
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
CLOs	$14,877	$11,569	$(3,308)
CDOs	193	34	(159)
EuroDekania	5,300	2,502	(2,798)
Tiptree	1,009	353	(656)
Other securities	176	43	(133)
Residential loans	111	383	272
Foreign currency forward contracts	-	(4)	(4)
Other investments, at fair value	$21,666	$14,880	$(6,786)

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

Such financial assets accounted for at fair value include:

•	securities that would otherwise qualify for available for sale treatment;
•	investments in equity method affiliates where the affiliate has all of the attributes in FASB ASC 946-10-15-2 (commonly referred to as investment companies); and
•	investments in residential loans.

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) of $ (287) and $(1,576) related to changes in fair value of investments that are included as a component of other investments, at fair value during the nine months ended September 30, 2016 and 2015, respectively.  The Company recognized net gains (losses) of $281 and $(1,222) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended September 30, 2016 and 2015.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities.  There were no transfers between level 1 and level 2 of the fair value hierarchy during the nine months ended September 30, 2016 and 2015.  Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in or transfers out of the level 3 category as of the beginning of the quarter in which reclassifications occur.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
September 30, 2016
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$10,872	$-	$10,872	$-
U.S. government agency debt securities	16,838	-	16,838	-
RMBS	171	-	171	-
U.S. Treasury securities	4,014	4,014	-	-
Other ABS	94	-	94	-
SBA loans	22,212	-	22,212	-
Corporate bonds and redeemable preferred stock	43,186	-	43,186	-
Foreign government bonds	1,045	-	1,045	-
Municipal bonds	26,000	-	26,000	-
Certificates of deposit	778	-	778	-
Derivatives	5,744	-	5,744	-
Equity securities	52	-	52	-
Total investments - trading	$131,006	$4,014	$126,992	$-

Other investments, at fair value:
CLOs	$6,229	$-	$-	$6,229
CDOs	28	-	-	28
Residential loans	359	-	359	-
Foreign currency forward contracts	3	3	-	-
	6,619	$3	$359	$6,257
EuroDekania (1)	1,241
Total other investments, at fair value	$7,860

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$22,636	$22,636	$-	$-
Corporate bonds	28,228	-	28,228	-
Municipal bonds	20	-	20	-
Derivatives	4,655	-	4,655	-
Total trading securities sold, not yet purchased	$55,539	$22,636	$32,903	$-

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

(1)Hybrid Securities Fund—European.

(2)Diversified Holding Company.

The following provides a brief description of the types of financial instruments the Company holds; the methodology for estimating fair value; and the level within the hierarchy of the estimate. The discussion that follows applies regardless of whether the instrument is included in investments-trading; other investments, at fair value; or trading securities sold, not yet purchased.

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

U.S. Treasury Securities: U.S. Treasury securities include U.S. Treasury bonds and notes and the fair values of the U.S. Treasury securities are based on quoted prices or market activity in active markets. Valuation adjustments are not applied. The Company classifies the fair value of these securities within level 1 of the valuation hierarchy.

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

Other equity securities represent investments in investment funds and other non-publicly traded entities. Substantially all of these other entities have the attributes of investment companies as described in FASB ASC 946-15-2. The Company estimates the fair value of these entities using the reported net asset value per share as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. The Company does not classify these investments within the fair value hierarchy.

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

LEVEL 3 ROLLFORWARD
Nine Months Ended September 30, 2016
(Dollars in Thousands)

	December 31, 2015	Net trading	Gains and losses (2)	Transfers into Level 3	Transfers out of level 3	Accretion of income (2)	Purchases	Sales and returns of capital	September 30, 2016	Change in unrealized gains /(losses) (1)
Assets
Other investments, at fair value
CLOs	$11,569	$-	$746	$-	$-	$1,005	$-	$(7,091)	$6,229	$872
CDOs	34	-	(4)	-	-	-	-	(2)	28	(4)
Total other investments, fair value	$11,603	$-	$742	$-	$-	$1,005	$-	$(7,093)	$6,257	$868

(1)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.
(2)	Recorded as a component of principal transactions and other income in the consolidated statement of operations.

LEVEL 3 ROLLFORWARD
Nine Months Ended September 30, 2015
(Dollars in Thousands)

	December 31, 2014	Net trading	Gains and losses (2)	Transfers into Level 3	Transfers out of level 3	Accretion of income (2)	Purchases	Sales and returns of capital	September 30, 2015	Change in unrealized gains /(losses) (1)
Assets
Other investments, at fair value
CLOs	$21,518	$-	$(1,525)	$-	$-	$1,918	$-	$(7,463)	$14,448	$56
CDOs	11	-	20	-	-	-	-	-	31	20
Total other investments, fair value	$21,529	$-	$(1,505)	$-	$-	$1,918	$-	$(7,463)	$14,479	$76

(1)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.
(2)	Recorded as a component of principal transactions and other income in the consolidated statement of operations.

LEVEL 3 ROLLFORWARD
Three Months Ended September 30, 2016
(Dollars in Thousands)

	June 30, 2016	Net trading	Gains and losses (2)	Transfers into Level 3	Transfers out of level 3	Accretion of income (2)	Purchases	Sales and returns of capital	September 30, 2016	Change in unrealized gains /(losses) (1)
Assets
Other investments, at fair value
CLOs	$8,028	$-	$392	$-	$-	$250	$-	$(2,441)	$6,229	$580
CDOs	30	-	-	-	-	-	-	(2)	28	-
Total other investments, fair value	$8,058	$-	$392	$-	$-	$250	$-	$(2,443)	$6,257	$580

(1)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.
(2)	Recorded as a component of principal transactions and other income in the consolidated statement of operations

LEVEL 3 ROLLFORWARD
Three Months Ended September 30, 2015
(Dollars in Thousands)

	June 30, 2015	Net trading	Gains and losses (2)	Transfers into Level 3	Transfers out of level 3	Accretion of income (2)	Purchases	Sales and returns of capital	September 30, 2015	Change in unrealized gains /(losses) (1)
Assets
Other investments, at fair value
CLOs	$16,248	$-	$(1,338)	$-	$-	$586	$-	$(1,048)	$14,448	$(272)
CDOs	27	-	4	-	-	-	-	-	31	4
Total other investments, fair value	$16,275	$-	$(1,334)	$-	$-	$586	$-	$(1,048)	$14,479	$(268)

(1)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.
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

During the nine and three months ended September 30, 2016 and 2015, there were no transfers into or out of level 3 of the valuation hierarchy.

 The following tables provide the quantitative information about level 3 fair value measurements as of September 30, 2016 and December 31, 2015.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	September 30, 2016	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$6,229	Discounted Cash Flow Model	Yield	18.8%	13.5% - 29.0%
			Duration (years)	6.0	5.6 - 6.9
			Default rate	2.0%	2.0%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2015	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$11,569	Discounted Cash Flow Model	Yield	20.1%	16.0 - 30.0%
			Duration (years)	6.6	6.3 - 7.6
			Default rate	2.0%	2.0%

Sensitivity of Fair Value to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below.

•

CLOs:  The Company uses a discounted cash flow model to determine the fair value of its investments in CLOs.  Changes in the yield, duration, and default rate assumptions would impact the fair value determined.  The longer the duration, the lower the fair value of the investment.  The higher the yield, the lower the fair value of the investment.  The higher the default rate, the lower the fair value of the investment.

Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	Fair Value September 30, 2016	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$1,241	N/A	N/A	N/A
	$1,241

	Fair Value December 31, 2015	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$2,502	N/A	N/A	N/A
	$2,502

N/ANot applicable. EuroDekania does not offer redemptions and investors in EuroDekania have no commitments to make additional investments.

(a)EuroDekania owns investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks, and bank holding companies based primarily in Western Europe; widely syndicated leveraged loans issued by European corporations; CMBS, including subordinated interests in first mortgage real estate loans; and RMBS and other ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros and U.K. Pounds Sterling. The fair value of the investment in this category has been estimated using the NAV per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.

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

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of September 30, 2016 and December 31, 2015, the Company had outstanding foreign currency forward contracts with a notional amount of 1.625 million Euros and 2.750 million Euros, respectively.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest rates and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures.  The Company carries such EuroDollar future contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets.   As of September 30, 2016 and December 31, 2015, the Company had no outstanding EuroDollar future contracts.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At September 30, 2016, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $1,390,865 and open TBA and other forward MBS sale agreements in the notional amount of $1,390,865. At December 31, 2015, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $699,460 and open TBA sale agreements in the notional amount of $677,450.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as a derivative as either a forward purchase commitment or a forward sale commitment.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. At September 30, 2016, the Company had open forward purchase commitments of $12,477 and open forward sale commitments of $0.  At December 31, 2015, the Company had open forward purchase commitments of $3,075 and open forward sale commitments of $0.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of September 30, 2016 and December 31, 2015.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	September 30, 2016	December 31, 2015
TBAs and other forward agency MBS	Investments-trading	$5,744	$1,158
Foreign currency forward contracts	Other investments, at fair value	3	(4)
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(4,655)	(1,181)
		$1,092	$(27)

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Foreign currency forward contracts	Revenue-principal transactions and other income	$(83)	$286
Other extended settlement trades	Revenue-net trading	(3)	2
TBAs and other forward agency MBS	Revenue-net trading	6,286	4,158
		$6,200	$4,446

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Foreign currency forward contracts	Revenue-principal transactions and other income	$(30)	$(2)
Other extended settlement trades	Revenue-net trading	(3)	(26)
TBAs and other forward agency MBS	Revenue-net trading	2,075	1,115
		$2,042	$1,087

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

At September 30, 2016 and December 31, 2015, the Company held reverse repurchase agreements of $288,286 and $128,011, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $303,372 and $137,232, respectively. As of September 30, 2016, the reverse repurchase agreement balance was comprised of receivables collateralized by seven securities with a single counterparty.  As of December 31, 2015, the reverse repurchase agreement balance was comprised of receivables collateralized by three securities with a single counterparty.

At September 30, 2016 and December 31, 2015, the Company had repurchase agreements of $302,800 and $127,913, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $318,092 and $137,232, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

The following table is a summary of the remaining contractual maturity of the gross obligations under repurchase agreements accounted for as secured borrowings segregated by the underlying collateral pledged.

REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS
(Dollars in Thousands)
September 30, 2016

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS	$-	$246,770	$41,310	$-	$288,080
SBA Loans	14,720	-	-		14,720
	$14,720	$246,770	$41,310	$-	$302,800

Amount recognized					$302,800

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

10. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following table provides information about other assets as of the dates indicated.

OTHER ASSETS
(Dollars in Thousands)

	September 30, 2016	December 31, 2015
Deferred costs	$600	$600
Prepaid expenses	1,197	1,359
Prepaid income taxes	93	-
Security deposits	1,828	1,845
Miscellaneous other assets	146	161
Cost method investment	65	11
Furniture, equipment, and leasehold improvements, net	556	566
Intangible assets	166	166
Other assets	$4,651	$4,708

The following table provides information about accounts payable and other liabilities as of the dates indicated.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	September 30, 2016	December 31, 2015
Accounts payable	$144	$494
Rent payable	174	390
Accrued interest payable	302	138
Accrued interest on securities sold, not yet purchased	571	491
Payroll taxes payable	523	594
Other general accrued expenses	1,650	1,255
Accounts payable and other liabilities	$3,364	$3,362

11.  VARIABLE INTEREST ENTITIES

As a general matter, a reporting entity must consolidate a VIE when it is deemed to be the primary beneficiary.  The primary beneficiary is the entity that has both (a) the power to direct the matters that most significantly impact the VIE’s financial performance and (b) a significant variable interest in the VIE.  For the reporting periods presented herein, the Company has determined that it is not the primary beneficiary of, and therefore has not consolidated, a VIE.

The Company is involved with VIEs in three main ways: (i) as part of the Company’s principal investing portfolio; (ii) as part of the Company’s asset management activities; and (iii) within the Company’s trading portfolio.

The Company’s Principal Investing Portfolio

For each investment made within the principal investing portfolio, the Company assesses whether the investee is a VIE and if the Company is the primary beneficiary.  As of September 30, 2016, the Company had variable interests in various securitization VIEs, but determined that it was not the primary beneficiary, and, therefore, was not consolidating the securitization VIEs.  The maximum potential financial statement loss the Company would incur if the securitization vehicles were to default on all of their obligations would be the loss of value of the interests in securitizations that the Company holds in its inventory at the time.  The Company did not provide financial support to these VIEs during the nine months ended September 30, 2016 and 2015 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2016 and December 31, 2015.

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

The Company’s Trading Portfolio

From time to time, the Company may have an interest in a VIE through the investments it makes as part of its trading activities.  Because of the high volume of trading activity the Company experiences, the Company does not perform a formal assessment of each individual investment within its trading portfolio to determine if the investee is a VIE and if the Company is a primary beneficiary.  Even if the Company were to obtain a variable interest in a VIE through its trading portfolio, the Company would not be deemed to be the primary beneficiary for two main reasons: (a) the Company does not usually obtain the power to direct activities that most significantly impact any investee’s financial performance and (b) a scope exception exists within the consolidation guidance for cases where the reporting entity is a broker-dealer and any control (either as the primary beneficiary of a VIE or through a controlling interest in a voting interest entity) was deemed to be temporary.  In the extremely unlikely case that the Company somehow obtained the power to direct and a significant variable interest in an investee in its trading portfolio that was a VIE, any such control would be temporary due to the rapid turnover within the trading portfolio.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 12) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold but not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at September 30, 2016 and December 31, 2015.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	September 30, 2016	December 31, 2015
Other Investments, at fair value	$6,257	$11,603
Maximum Exposure	$6,257	$11,603

12. DEBT

The Company had the following debt outstanding as of the dates indicated.

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		September 30, 2016	December 31, 2015	Interest Rate Terms	Interest (3)	Maturity
Convertible senior notes:
8.00% convertible senior notes (the "8.0% Convertible Notes")	$8,248		$8,248	$8,248	Fixed	8.00%	September 2018 (1)
Less unamortized debt issuance costs			(309)	(410)
	8,248		7,939	7,838

Junior subordinated notes:
Alesco Capital Trust I	28,125	(2)	12,462	12,084	Variable	4.76%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	8,889	8,613	Variable	4.99%	March 2035
	$48,125		21,351	20,697
Total			$29,290	$28,535

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

13. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the nine months ended September 30, 2016 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2015	13,035,119
Vesting of shares	254,828
Shares withheld for employee taxes	(25,701)
Retirement of common stock	(1,908,480)
September 30, 2016	11,355,766

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

During the nine months ended September 30, 2016, IFMI received and surrendered units of the Operating LLC. The following table displays the amount of units received (net of surrenders) by IFMI.

Operating LLC
Membership Units
Units related to UIS Agreement	467,002
Units surrendered from retirement of IFMI Common Stock	(1,908,480)
Total	(1,441,478)

The Company recognized a net decrease in additional paid in capital of  $552 and a net increase in accumulated other comprehensive income of $49 with an offsetting increase in non-controlling interest of $503 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in IFMI’s ownership interest in the Operating LLC on the equity attributable to IFMI for the nine months ended September 30, 2016 and 2015.

	September 30, 2016	September 30, 2015
Net income / (loss) attributable to IFMI	$2,070	$(1,436)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in IFMI's paid in capital for the
acquisition / (surrender) of additional units in consolidated
subsidiary, net	(552)	88
Changes from net income / (loss) attributable to IFMI and transfers (to) from the non-controlling interest	$1,518	$(1,348)

Repurchases of Common Stock

On March 17, 2016, the Company entered into a letter agreement (the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (“Agent”).  Pursuant to the 10b5-1 Plan, Agent agreed to use its commercially reasonable efforts to purchase, on the Company’s behalf, up to $1,000 of the shares of Common Stock on any day that the NYSE MKT is open for business.  Purchases made under the 10b5-1 Plan commenced on March 17, 2016 and will end no later than December 15, 2016.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.

The 10b5-1 Plan was entered into in connection with the Company’s existing repurchase plan, as previously disclosed in the Company’s periodic reports, which permits the Company to repurchase shares of Common Stock from time to time in open market purchases or privately negotiated transactions.  During the nine months ended September 30, 2016, the Company repurchased 214,480 shares in the open market (both pursuant to the 10b5-1 Plan and prior to the Plan being in effect) for a total purchase price of $201.  During the three months ended September 30, 2016, the Company repurchased 80,400 shares for a total purchase price of $79.

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

Rights Agreement

On August 3, 2016, the Company entered into a Section 382 Rights Agreement (the “Rights Agreement”) between the Company and Computershare, Inc. The Company’s board of directors adopted the Rights Agreement in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its net operating loss and net capital loss carry forwards  to reduce potential future federal income tax obligations.

The Rights Agreement provides for a distribution of one preferred stock purchase right  for each share of the Company’s Common Stock, par value $0.001 per share, outstanding to stockholders of record at the close of business on August 15, 2016.  Each Right entitles the registered holder to purchase from the Company a unit consisting of one ten-thousandth of a share of the Company’s

Series C Junior Participating Preferred Stock, par value $0.001 per share, at a Purchase Price of $100.00 per Unit  subject to adjustment.

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

The rights have no voting privileges and the Rights Agreement will expire on the earliest of (i) the close of business on December 31, 2019,  (ii) the time at which the rights are redeemed pursuant to the Rights Agreement, (iii) the time at which the rights are exchanged pursuant to the Rights Agreement, (iv) the repeal of Section 382 of the Internal Revenue Code or any successor statute if the Company’s board of directors determines that the Rights Agreement is no longer necessary or desirable for the preservation of certain tax benefits, and (v) the beginning of the taxable year of the Company to which the Company’s Board of Directors determines that certain tax benefits may not be carried forward.

No rights were exercisable at September 30, 2016. There was no impact to the Company’s financial results as a result of the adoption of the Rights Agreement. The terms and the conditions of the rights are set forth in the Section 382 Rights Agreement filed on Form 8-A with the Securities and Exchange Commission on August 3, 2016.

14. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.

As of September 30, 2016, JVB’s adjusted net capital was $38,220, which exceeded the minimum requirements by $37,970.

CCFL, a subsidiary of the Company regulated by the United Kingdom Financial Conduct Authority (the “FCA”), is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of September 30, 2016, the total minimum required net liquid capital was $532, and net liquid capital in CCFL was  $801, which exceeded the minimum requirements by $269 and was in compliance with the net liquid capital provisions.  See note 4.

15. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income / (loss) attributable to IFMI	$1,041	$(533)	$2,070	$(1,436)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	489	(114)	925	(432)
Add / (deduct): Adjustment (2)	(23)	(72)	(33)	(72)
Net income / (loss) on a fully converted basis	$1,507	$(719)	$2,962	$(1,940)

Weighted average common shares outstanding - Basic	11,807,417	15,229,340	12,328,238	15,202,628
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,324,090	5,324,090	5,324,090	5,324,090
Dilutive Impact of restricted units or shares	130,485	-	91,242	-
Weighted average common shares outstanding - Diluted (3)	17,261,992	20,553,430	17,743,570	20,526,718

Net income / (loss) per common share - Basic	$0.09	$(0.03)	$0.17	$(0.09)

Net income / (loss) per common share - Diluted	$0.09	$(0.03)	$0.17	$(0.09)

(1)The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the nine months ended September 30, 2016 and 2015) may be redeemed and exchanged into shares of the Company on a one-to-one basis. The Operating LLC membership units not held by IFMI are redeemable at each IFMI  member’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the member’s redemption notice, or (ii) at the Company’s option, one share of Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of Common Stock as a dividend or other distribution on the outstanding Common Stock, or a further subdivision or combination of the outstanding shares of Common Stock. These membership units enter into the computation of diluted net income / (loss) per common share when the effect is not anti-dilutive using the if-converted method.

(2)An adjustment is included for the following reasons: (i) if the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable and (ii) to adjust the non-controlling interest amount to be consistent with the weighted average share calculation.

(3)For the nine months ended 2016 and  2015, weighted average common shares outstanding excludes a total of 0 and  5,406 shares, respectively representing restricted Operating LLC membership units, restricted Common Stock, and restricted units of Common Stock that would be anti-dilutive because of the Company’s net loss.  For the three months ended September 30, 2016 and  2015, weighted average common shares outstanding excludes a total of 0 and  11,838 shares,  respectively, representing restricted Operating LLC membership units, restricted Common Stock, and restricted  units of Common Stock that would be anti-dilutive because of the Company’s net loss.  For the nine    and three months ended September 30, 2016 and 2015,  weighted average common shares outstanding also excludes 2,749,167 shares from the assumed conversion of the 8.0% Convertibles Notes because the inclusion of the converted shares would be anti-dilutive.

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

SEGMENT INFORMATION
Statement of Operations Information
Nine Months Ended September 30, 2016

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$31,973	$-	$-	$31,973	$-	$31,973
Asset management	-	5,662	-	5,662	-	5,662
New issue and advisory	2,176	-	-	2,176	-	2,176
Principal transactions and other income	140	1,541	698	2,379	-	2,379
Total revenues	34,289	7,203	698	42,190	-	42,190
Total operating expenses	26,662	2,394	369	29,425	6,640	36,065
Operating income / (loss)	7,627	4,809	329	12,765	(6,640)	6,125
Interest expense	-	-	-	-	(2,973)	(2,973)
Income / (loss) before income taxes	7,627	4,809	329	12,765	(9,613)	3,152
Income tax expense / (benefit)	-	-	-	-	157	157
Net income / (loss)	7,627	4,809	329	12,765	(9,770)	2,995
Less: Net income / (loss) attributable to the non-controlling interest	-	-	-	-	925	925
Net income / (loss) attributable to IFMI	$7,627	$4,809	$329	$12,765	$(10,695)	$2,070

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$90	$2	$-	$92	$128	$220

SEGMENT INFORMATION
Statement of Operations Information
Nine Months Ended September 30, 2015

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$22,346	$-	$-	$22,346	$-	$22,346
Asset management	-	6,890	-	6,890	-	6,890
New issue and advisory	4,268	-	-	4,268	-	4,268
Principal transactions and other income	233	2,905	130	3,268	-	3,268
Total revenues	26,847	9,795	130	36,772	-	36,772
Total operating expenses	24,024	2,993	377	27,394	8,028	35,422
Operating income / (loss)	2,823	6,802	(247)	9,378	(8,028)	1,350
Interest expense	(29)	-	-	(29)	(2,922)	(2,951)
Income / (loss) before income taxes	2,794	6,802	(247)	9,349	(10,950)	(1,601)
Income tax expense / (benefit)	-	-	-	-	267	267
Net income / (loss)	2,794	6,802	(247)	9,349	(11,217)	(1,868)
Less: Net income / (loss) attributable to the non-controlling interest	-	-	-	-	(432)	(432)
Net income / (loss) attributable to IFMI	$2,794	$6,802	$(247)	$9,349	$(10,785)	$(1,436)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$417	$16	$-	$433	$178	$611

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended September 30, 2016

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$10,486	$-	$-	$10,486	$-	$10,486
Asset management	-	1,781	-	1,781	-	1,781
New issue and advisory	811	-	-	811	-	811
Principal transactions and other income	30	441	541	1,012	-	1,012
Total revenues	11,327	2,222	541	14,090	-	14,090
Total operating expenses	8,556	779	117	9,452	1,987	11,439
Operating income / (loss)	2,771	1,443	424	4,638	(1,987)	2,651
Interest expense	-	-	-	-	(991)	(991)
Income / (loss) before income taxes	2,771	1,443	424	4,638	(2,978)	1,660
Income tax expense / (benefit)	-	-	-	-	130	130
Net income / (loss)	2,771	1,443	424	4,638	(3,108)	1,530
Less: Net income / (loss) attributable to the non-controlling interest	-	-	-	-	489	489
Net income / (loss) attributable to IFMI	$2,771	$1,443	$424	$4,638	$(3,597)	$1,041

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$20	$1	$-	$21	$45	$66

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended September 30, 2015

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$8,333	$-	$-	$8,333	$-	$8,333
Asset management	-	2,332	-	2,332	-	2,332
New issue and advisory	2,119	-	-	2,119	-	2,119
Principal transactions and other income	71	832	(760)	143	-	143
Total revenues	10,523	3,164	(760)	12,927	-	12,927
Total operating expenses	8,606	1,003	127	9,736	2,633	12,369
Operating income / (loss)	1,917	2,161	(887)	3,191	(2,633)	558
Interest expense	(29)	-	-	(29)	(955)	(984)
Income / (loss) before income taxes	1,888	2,161	(887)	3,162	(3,588)	(426)
Income tax expense / (benefit)	-	-	-	-	221	221
Net income / (loss)	1,888	2,161	(887)	3,162	(3,809)	(647)
Less: Net income / (loss) attributable to the non-controlling interest	-	-	-	-	(114)	(114)
Net income / (loss) attributable to IFMI	$1,888	$2,161	$(887)	$3,162	$(3,695)	$(533)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$87	$5	$-	$92	$58	$150

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

BALANCE SHEET DATA
As of September 30, 2016
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$504,142	$1,927	$8,003	$514,072	$7,303	$521,375

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
December 31, 2015
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$281,813	$3,245	$15,039	$300,097	$8,318	$308,415

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

(1)Unallocated assets primarily include: (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of business segment assets.  Such amounts are excluded in business segment reporting to the chief operating decision maker.

(2)Goodwill and intangible assets as of September 30, 2016 and 2015 are allocated to the Capital Markets and Asset Management business segments as indicated in the table above.

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States and (2) United Kingdom and other.  Total revenues by geographic area are summarized as follows.

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Revenues:
United States	$12,758	$10,179	$38,309	$30,634
United Kingdom & Other	1,332	2,748	3,881	6,138
Total	$14,090	$12,927	$42,190	$36,772

Long-lived assets attributable to an individual country, other than the United States, are not material.

18. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $2,079 and $2,103 for the nine months ended September 30, 2016 and 2015, respectively.

The Company paid income taxes of $276 and $224 for the nine months ended September 30, 2016 and 2015, respectively. The Company received $16 and $0 of income tax refunds for the nine months ended September 30, 2016 and 2015, respectively.

For the nine months ended September 30, 2016, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

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

For the nine months ended September 30, 2015, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company acquired additional units of the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $88, a net decrease of $6 in accumulated other comprehensive income, and a net decrease of $82 in non-controlling interest.

19. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the nine months ended September 30, 2016 and 2015. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

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

TBBK maintained deposits for the Company in the amount of $46 and $43 as of September 30, 2016 and December 31, 2015, respectively. These amounts are not disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of September 30, 2016 and December 31, 2015, the Company had repurchase agreements with TBBK as the counterparty of $39,532 and $0, respectively. As of September 30, 2016 and December 31, 2015, the fair value of the collateral provided to TBBK by the Company relating to these repurchase agreements was $41,764 and $0, respectively.  These amounts are included as a component of securities sold under agreement to repurchase in the Company’s consolidated balance sheets.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amounts of $301 and $146 for the nine and three months ended September 30, 2016,  respectively, and $428 and $133 for the nine and three months ended September 30, 2015, respectively, which were included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

C.  Resource Securities, Inc. (formerly known as Chadwick Securities, Inc.), a registered broker-dealer subsidiary of Resource America, Inc. (“REXI”)

REXI was a publicly traded specialized asset management company in the commercial finance, real estate, and financial fund management sectors.  It has been identified as a related party because the former chairman of the board of REXI is the father of the vice chairman of the Company’s board of directors and of the board of managers of the Operating LLC, president and chief executive of the Company’s European business, and president of CCFL (formerly the Company’s chairman and chief executive officer) until REXI was sold to an unrelated third party effective September 2016.  From that point forward, REXI is not a related party.

D. Mead Park Capital Partners LLC (“Mead Park Capital”) and Mead Park Advisors LLC (“Mead Park”), Mr. Ricciardi, and Mr. DiMaio

Investment in IFMI by Mead Park Capital

In September 2013, Mead Park Capital made a $9,746 investment in the Company.  The Company issued $5,848 in principal amount of the 8.0% Convertible Notes and $3,898 of Common Stock to Mead Park Capital (which were convertible, at any time by the holder thereof prior to the maturity of the notes into 1,949,167 shares of Common Stock).  At that time Jack DiMaio, Jr. the Company’s Chairman of the Board, was the chief executive officer and founder of Mead Park Capital and Christopher Ricciardi, the Company’s former president, was a member of Mead Park Capital.  In connection with the September 25, 2013 closing of the transactions contemplated by the definitive agreements relating to Mead Park Capital’s investment in the Company, Jack DiMaio, Jr. and Mr. Ricciardi were elected to the Company’s board of directors. Mr. DiMaio was also named the chairman of the Company’s board of directors. Mr. Ricciardi is no longer a director of the Company.  See notes 4 and 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Termination Agreement provides that, during the period beginning on October 16, 2015 and ending on October 16, 2016 (the “Termination Agreement Period”), if the Company or its majority owned subsidiary, IFMI, LLC, makes any public or nonpublic offering or sale of any securities (“New Securities”), subject to certain exceptions, then Mr. Ricciardi will be afforded the opportunity to acquire, for the same price and on the same terms as New Securities are proposed to be offered to others, up to the amount of New Securities required to enable Mr. Ricciardi to maintain his proportionate equivalent interest in the Company immediately prior to any such issuance of New Securities.

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

RELATED PARTY TRANSACTIONS
Nine Months Ended September 30, 2016
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
EBC	$-	$-	$-	$-	$-	$173
Edward E. Cohen IRA	-	-	-	-	-	317
Mead Park Advisors, LLC	-	-	-	-	150	-
	$-	$-	$-	$-	$150	$490

RELATED PARTY TRANSACTIONS
Nine Months Ended September 30, 2015
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
EBC	$-	$-	$-	$-	$-	$170
Edward E. Cohen IRA	-	-	-	-	-	105
Mead Park Capital	-	-	-	-	-	309
Mead Park Advisors, LLC	-	-	-	-	150	-
Woodlea	-	-	-	-	39	-
	$-	$-	$-	$-	$189	$584

RELATED PARTY TRANSACTIONS
Three Months Ended September 30, 2016
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
EBC	$-	$-	$-	$-	$-	$58
Edward E. Cohen IRA	-	-	-	-	-	107
Mead Park Advisors, LLC	-	-	-	-	50	-
	$-	$-	$-	$-	$50	$165

RELATED PARTY TRANSACTIONS
Three Months Ended September 30, 2015
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
EBC	$-	$-	$-	$-	$-	$57
Edward E. Cohen IRA	-	-	-	-	-	105
Mead Park Capital	-	-	-	-	-	35
Mead Park Advisors, LLC	-	-	-	-	50	-
	$-	$-	$-	$-	$50	$197

The following related party transactions are non-routine and are not included in the tables above.

H.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen, its vice chairman and  Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company has a sublease agreement for certain office space with the Company’s chairman of the board.  The Company receives payments under this agreement.  The payments are recorded as a reduction in the related rent and utility expenses.  The Company recorded a reduction in the rent and utility expenses in the amount of $16 and $6 for the nine and three months ended September 30, 2016, respectively, and $16 and $7 for the nine and three months ended September 30, 2015, respectively.

The Company sold a car it owned to Daniel Cohen for $9 in September 2015 resulting in a $9 gain.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $188 and $40 for the nine and three months ended September 30, 2016, and $180 and $38, respectively, for the nine and three months ended September 30, 2015,  respectively.

20. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 19 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	September 30, 2016	December 31, 2015
Employees & other	$73	$77
Due from Related Parties	$73	$77

Mead Park	$50	$50
Due to Related Parties	$50	$50

21.  SUBSEQUENT EVENT

On October 3, 2016, IFMI, LLC, entered into an Investment Agreement (the “Investment Agreement”), by and between IFMI and JKD Capital Partners I LTD (the “Investor”). The Investor is owned by Jack J. DiMaio, the Chairman of the Company’s Board of Directors, and his spouse.

Pursuant to the Investment Agreement, the Investor agreed to invest up to $12,000 into IFMI, LLC (the “Investment”), $6,000 of which was paid by Investor to IFMI, LLC on October 3, 2016.

In exchange for the Investment, IFMI, LLC agreed to pay to the Investor, in arrears following each calendar quarter during the term of the Investment Agreement, an amount equal to 50% of the difference between (i) the revenues generated during such quarter by the activities of the Institutional Corporate Trading business of JVB, and (ii) certain expenses incurred by the Institutional Corporate Trading business during such calendar quarter (each such quarterly payment, an “Investment Return Payment”).

The term of the Investment Agreement commenced on October 3, 2016 and will continue until a Redemption (as defined below) occurs, unless the Investment Agreement is earlier terminated.

The Investor may terminate the Investment Agreement (i) upon 90 days’ prior written notice to IFMI, LLC if IFMI, LLC or its affiliates modify any of their policies or procedures governing the operation of their businesses or change the way they operate their business and such modification has a material adverse effect on the amounts payable to the Investor under the Investment Agreement; or (ii) upon 60 days’ prior written notice to IFMI, LLC if the employment of Lester Brafman, the Company’s Chief Executive Officer, is terminated. IFMI, LLC may terminate the Investment Agreement upon 60 days’ prior written notice to the Investor if Mr. DiMaio ceases to control the day-to-day operations of the Investor.

Upon a termination of the Investment Agreement, IFMI, LLC will pay to the Investor an amount equal to the “Investment Balance” (as such term is defined in the Investment Agreement) as of the day prior to such termination.

At any time following October 3, 2019, the Investor or IFMI, LLC may, upon two months’ notice to the other party, cause IFMI, LLC to pay (a “Redemption”) to the Investor an amount equal to the “Investment Balance” (as such term is defined in the Investment Agreement) as of the day prior to such Redemption.

If IFMI, LLC or JVB sells JVB’s Institutional Corporate Trading business to any unaffiliated third party, and such sale is not part of a larger sale of all or substantially all of the assets or equity securities of IFMI, LLC or JVB, IFMI, LLC will to pay to the Investor an amount equal to 25% of the net consideration paid to IFMI, LLC in connection with such sale, after deducting certain amounts and certain expenses incurred by IFMI, LLC or JVB in connection with such sale.

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

•

Principal Investing: Our Principal Investing business segment is comprised of investments that we have made using our own capital excluding investments we make to support our Capital Markets business segment.  These investments are a component of our other investments, at fair value in our consolidated balance sheet.  As of September 30, 2016, $6,229 of our $7,860 of other investments, at fair value are comprised of investments in CLOs, none of which we manage.

•

Asset Management: Our Asset Management business segment manages assets within CDOs, permanent capital vehicles, managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of September 30, 2016, we had approximately $3.80 billion in assets under management (“AUM”) of which 95.0% was in CDOs. Almost all of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, auction call redemptions, and defaults.  We do not expect to complete any securitizations in the future so we expect our asset management revenue to continue to decline.

We generate our revenue by business segment primarily through the following activities.

Capital Markets

•

Our trading activities, which include execution and brokerage services, securities lending activities, riskless trading activities, as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading; and

•	New issue and advisory revenue comprised of (a) new issue revenue associated with originating, arranging, or placing newly created financial instruments and (b) revenue from advisory services.

Principal Investing:

•	Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value.

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

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of September 30, 2016,  95.0% of our existing AUM are in CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not recovered since that time. Consequently, we have been unable to complete a new securitization since 2008.

Almost all of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, and defaults.  We do not expect to complete any securitizations in the future so we expect our asset management revenue to continue to decline.

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the underlying operating results of these investments. As of September 30, 2016, we had $7,860 of other investments, at fair value representing our principal investment portfolio. Our results of operations and financial condition will be significantly impacted by the financial results of these investments.

Recent Events

Repurchases of IFMI Common Stock (“Common Stock”)

On March 17, 2016, we entered into a letter agreement (the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (“Agent”).  Pursuant to the 10b5-1 Plan, Agent agreed to use its commercially reasonable efforts to purchase, on our behalf, up to $1,000 of the shares of our Common Stock on any day that the NYSE MKT is open for business.  Purchases made under the 10b5-1 Plan commenced on March 17, 2016 and will end no later than December 15, 2016.  Pursuant to the 10b5-1 Plan, purchases of our Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.

The 10b5-1 Plan was entered into in connection with our existing repurchase plan, as previously disclosed in our periodic reports from time to time, which permits us to repurchase shares of our Common Stock from time to time in open market purchases or privately negotiated transactions.  During the nine months ended September 30, 2016, we repurchased 214,480 shares of Common Stock in the open market (both pursuant to the 10b5-1 Plan and prior to the 10b5-1 Plan being in effect) for a total purchase price of $201.  During the three months ended September 30, 2016, we repurchased 80,400 shares of Common Stock in the open market pursuant to the 10b5-1 Plan for a total purchase price of $79.

In addition, on March 21, 2016, we (i) repurchased 650,000 shares of our Common Stock from an unrelated third-party in a privately negotiated transaction for an aggregate purchase price of $813, which represents a per share price of $1.25, and (ii) repurchased an aggregate of 1,044,000 shares of Common Stock from an investment manager representing certain stockholders that are unrelated to us in a separate privately negotiated transaction for an aggregate purchase price of $1,305, which represents a per share price of $1.25.  We repurchased all of these shares of Common Stock using cash on hand.

See note 13 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q

Investment Agreement

On October 3, 2016, IFMI, LLC entered into an investment agreement (the “Investment Agreement”), with JKD Capital Partners I LTD (the “Investor”).  The Investor is owned by Jack J. DiMaio, the chairman of the Company’s board of directors, and his spouse.

Pursuant to the Investment Agreement, the Investor agreed to invest up to $12,000 into IFMI, LLC (the “Investment”), $6,000 of which was paid by Investor to us.

In exchange for the Investment, IFMI, LLC agreed to pay to the Investor, in arrears following each calendar quarter during the term of the Investment Agreement, an amount equal to 50% of the difference between (i) the revenues generated during such quarter by the activities of the Institutional Corporate Trading business of JVB, and (ii) certain expenses incurred by the Institutional Corporate Trading business during such calendar quarter (each such quarterly payment, an “Investment Return Payment”).

For additional information regarding the Investment, see note 21 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

 Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2016 and 2015.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,		Favorable / (Unfavorable)
	2016	2015	$ Change	% Change
Revenues
Net trading	$31,973	$22,346	$9,627	43%
Asset management	5,662	6,890	(1,228)	(18)%
New issue and advisory	2,176	4,268	(2,092)	(49)%
Principal transactions and other income	2,379	3,268	(889)	(27)%
Total revenues	42,190	36,772	5,418	15%

Operating expenses
Compensation and benefits	24,392	20,783	(3,609)	(17)%
Business development, occupancy, equipment	2,033	2,543	510	20%
Subscriptions, clearing, and execution	4,702	5,132	430	8%
Professional fee and other operating	4,718	6,353	1,635	26%
Depreciation and amortization	220	611	391	64%
Total operating expenses	36,065	35,422	(643)	(2)%

Operating income / (loss)	6,125	1,350	4,775	354%

Non-operating income / (expense)

Interest expense	(2,973)	(2,951)	(22)	(1)%
Income / (loss) before income taxes	3,152	(1,601)	4,753	297%
Income taxes	157	267	110	41%
Net income / (loss)	2,995	(1,868)	4,863	260%
Less: Net income (loss) attributable to the non-controlling interest	925	(432)	(1,357)	(314)%
Net income / (loss) attributable to IFMI	$2,070	$(1,436)	$3,506	244%

Revenues

Revenues increased by $5,418, or 15%, to $42,190 for the nine months ended September 30, 2016 from $36,772 for the nine months ended September 30, 2015. As discussed in more detail below, the change was comprised of (i) an increase of $9,627 in net trading revenue; (ii) a decrease of $1,228 in asset management revenue; (iii) a decrease of $2,092 in new issue and advisory revenue; and (iv) a decrease of $889 in principal transactions and other income.

Net Trading

Net trading revenue increased by $9,627, or 43%, to $31,973 for the nine months ended September 30, 2016 from $22,346 for the nine months ended September 30, 2015.

The increase was primarily the result of increases in our corporate investment grade and our corporate high yield asset classes, as well as our TBA and other forward agency MBS and mortgage trading business line, and increased net revenue earned from matched book repo transactions.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the nine months ended September 30, 2016 may not be indicative of future results. Furthermore, from time to time, some of the assets included in the investments-trading line of our consolidated balance sheets may represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	September 30,		December 31,
	2016	2015	2015	2014
Company sponsored CDOs (1)	$3,607,459	$3,848,394	$3,746,561	$4,283,333
Managed accounts (2)	190,992	87,937	165,834	13,689
Assets under management (3)	$3,798,451	$3,936,331	$3,912,395	$4,297,022

(1)	Management fee income earned from Company sponsored CDOs is recorded as a component of asset management revenue.
(2)	Management fee income earned on managed accounts is recorded as a component of asset management revenue.
(3)	AUM for Company sponsored CDOs and other managed accounts represents total AUM at the end of the period indicated.
(4)

Asset management fees decreased by $1,228, or 18%, to $5,662 for the nine months ended September 30, 2016 from $6,890 for the nine months ended September 30, 2015, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	September 30, 2016	September 30, 2015	Change
CDOs	$4,958	$6,605	$(1,647)
Other	704	285	419
Total	$5,662	$6,890	$(1,228)

CDOs

A substantial portion of our asset management fees are earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, and defaults.  We do not expect to complete any securitizations in the future so we expect our asset management fees to continue to decline over time.

Asset management fees from Company sponsored CDOs decreased by $1,647 to $4,958 for the nine months ended September 30, 2016 from $6,605 for the nine months ended September 30, 2015. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	September 30, 2016	September 30, 2015	Change
TruPS and insurance company debt - U.S.	$2,954	$3,011	$(57)
High grade and mezzanine ABS	-	25	(25)
TruPS and insurance company debt - Europe	1,356	1,613	(257)
Broadly syndicated loans - Europe	648	1,956	(1,308)
Total	$4,958	$6,605	$(1,647)

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

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  Fees declined primarily because during 2016, the performance of the portfolio deteriorated and certain cash flow diversion features of the CLO were triggered.  As a result, cash flow that would otherwise pay subordinated management fees was diverted to pay principal on the senior securities.   In addition, fees declined because of a reduction in AUM due to principal payments received.  See “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our policy regarding recognition of deferred subordinated asset management fees.

Other

Other asset management revenue increased by $419 to $704 for the nine months ended September 30, 2016 from $285 for the nine months ended September 30, 2015.   The increase was primarily due to performance fees being earned on, and increases in the AUM of, our managed accounts during 2016.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $2,092, or 49%, to $2,176 for the nine months ended September 30, 2016 from $4,268 for the nine months ended September 30, 2015.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $889, or 27%,  to $2,379 for the nine months ended September 30, 2016, as compared to $3,268 for the nine months ended September 30, 2015.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	September 30, 2016	September 30, 2015	Change
EuroDekania	$(931)	$(2)	$(929)
Tiptree	(24)	(409)	385
Currency hedges	(83)	286	(369)
CLO investments	1,752	393	1,359
Other principal investments	6	92	(86)
Principal transactions	720	360	360

Alesco X-XVII revenue share	587	578	9
Star Asia revenue share	474	1,861	(1,387)
IIFC revenue share	274	280	(6)
FGC revenue share	-	229	(229)
Other revenue shares	187	184	3
All other income / (loss)	137	(224)	361
Other income	1,659	2,908	(1,249)

Total principal transactions and other income	$2,379	$3,268	$(889)

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

The CLO investments represent investments in the most junior tranche of certain CLOs.  The income of $1,752 recognized during the nine months ended September 30, 2016 was comprised of $1,005 of investment income, $2,038 of net unrealized gain, partially offset by $558 of impairment and $733 of realized loss.  The income of $393 recognized during the nine months ended September 30, 2015 was comprised of $1,918 of investment income, $56 of net unrealized gain, partially offset by $1,359 of impairment charges and $222 of realized losses.

Other Income / (Loss)

Other income decreased by $1,249 to $1,659 for the nine months ended September 30, 2016, as compared to $2,908 for the nine months ended September 30, 2015. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.

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
•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.   To date, we have earned $1,050.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

•	The FGC revenue share expired in 2015 with the exception that we are entitled to receive 10% of the net proceeds if FGC is ever sold.
•

The other revenue share arrangements are based on management fees earned on management contracts related to certain CDOs.  Two of these arrangements terminated in 2016, while one of these arrangements has no fixed termination date but terminates when the CDO liquidates according to its underlying terms.

Operating Expenses

Operating expenses increased by $643, or 2%, to $36,065 for the nine months ended September 30, 2016 from $35,422 for the nine months ended September 30, 2015. As discussed in more detail below, the change was comprised of (i) an increase of $3,609 in compensation and benefits; (ii) a decrease of $510 in business development, occupancy, and equipment; (iii) a decrease of $430 in subscriptions, clearing, and execution; (iv) a decrease of $1,635 of professional fee and other operating; and (v) a decrease of $391 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $3,609, or 17%, to $24,392 for the nine months ended September 30, 2016 from $20,783 for the nine months ended September 30, 2015.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	September 30, 2016	September 30, 2015	Change
Cash compensation and benefits	$23,390	$19,767	$3,623
Equity-based compensation	1,002	1,016	(14)
Total	$24,392	$20,783	$3,609

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $3,623 to $23,390 for the nine months ended September 30, 2016 from $19,767 for the nine months ended September 30, 2015.  This increase was a result of an increase in incentive compensation that is tied to revenue and operating profitability partially offset by a reduction in headcount.  Our total headcount decreased from 93 at September 30, 2015 to 83 at September 30, 2016.  From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $14 to $1,002 for the nine months ended September 30, 2016 from $1,016 for the nine months ended September 30, 2015.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $510, or 20%, to $2,033 for the nine months ended September 30, 2016 from $2,543 for the nine months ended September 30, 2015.  The decrease was comprised of a decrease of $179 in business development and a decrease in occupancy and equipment expenses of $331.  The decrease in occupancy and equipment was due to our continued efforts to reduce our office space costs by not renewing leases and subleasing excess office space.  The decrease in business development was primarily the result of continued cost cutting efforts.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $430, or 8%, to $4,702 for the nine months ended September 30, 2016 from $5,132 for the nine months ended September 30, 2015.  The decrease was due to a decrease in subscriptions of $382 and a reduction in clearing and execution of $48.  The decrease in subscriptions was primarily due to cost cutting measures as well as reduced headcount.  The decrease in clearing and execution was comprised of a decrease in solicitation costs incurred in connection with our European separate accounts business of $330, partially offset by an increase in clearing costs of $282 due to increased trading volume.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses decreased by $1,635, or 26%, to $4,718 for the nine months ended September 30, 2016 from $6,353 for the nine months ended September 30, 2015. This decrease was comprised of a decrease of $1,690 in professional fees, partially offset by an increase of $55 in other operating expenses.  The reduction in professional fees was comprised of a reduction in legal as well as audit fees.  The increase in other operating expenses was primarily due to a bad debt recovery recorded as a reduction in other operating expenses in the nine months ended September 30, 2015 of $250.

Depreciation and Amortization

Depreciation and amortization decreased by $391, or 64%, to $220 for the nine months ended September 30, 2016 from $611 for the nine months ended September 30, 2015.  The decrease was primarily the result of fixed assets becoming fully depreciated.

Non-Operating Income and Expense

Interest Expense

Interest expense increased by $22, or 1%, to $2,973 for the nine months ended September 30, 2016 from $2,951 for the nine months ended September 30, 2015.  The increase was comprised of an increase of $10 related to increased interest expense incurred on our junior subordinated notes due to changes in the effective rate and an increase of $12 related to increased interest incurred on our convertible debt.  Although the convertible debt is fixed rate, there was an extra day in nine months ended September 30, 2016 due to the leap year.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $110 to income tax expense / (benefit) of $157 for the nine months ended September 30, 2016 from $267 for the nine months ended September 30, 2015.  The decline in income tax expense was primarily due to an adjustment made in the three months ended September 30, 2015 that increased income tax expense related to the finalization and filing of our 2015 tax returns. See note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding an income tax assessment received by us from the Commonwealth of Pennsylvania.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the nine months ended September 30, 2016 and 2015 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
September 30, 2016
(Dollars in Thousands)

	Total
	Operating LLC		Consolidated
	Consolidated	IFMI	IFMI
Net income / (loss) before tax	$3,152	$-	$3,152
Income tax expense / (benefit)	115	42	157
Net income / (loss) after tax	3,037	(42)	2,995
Average effective Operating LLC non-controlling interest (1)%	30.46%
Operating LLC non-controlling interest	$925

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
September 30, 2015
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

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2016 and 2015.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Favorable / (Unfavorable)
	2016	2015	$ Change	% Change
Revenues
Net trading	$10,486	$8,333	$2,153	26%
Asset management	1,781	2,332	(551)	(24)%
New issue and advisory	811	2,119	(1,308)	(62)%
Principal transactions and other income	1,012	143	869	608%
Total revenues	14,090	12,927	1,163	9%

Operating expenses
Compensation and benefits	7,464	7,044	(420)	(6)%
Business development, occupancy, equipment	718	901	183	20%
Subscriptions, clearing, and execution	1,678	1,786	108	6%
Professional fee and other operating	1,513	2,488	975	39%
Depreciation and amortization	66	150	84	56%
Total operating expenses	11,439	12,369	930	8%

Operating income / (loss)	2,651	558	2,093	375%

Non-operating income / (expense)

Interest expense	(991)	(984)	(7)	(1)%
Income / (loss) before income taxes	1,660	(426)	2,086	490%
Income taxes	130	221	91	41%
Net income / (loss)	1,530	(647)	2,177	336%
Less: Net income (loss) attributable to the non-controlling interest	489	(114)	(603)	(529)%
Net income / (loss) attributable to IFMI	$1,041	$(533)	$1,574	295%

Revenues

Revenues increased by $1,163, or 9%, to $14,090 for the three months ended September 30, 2016 from $12,927 for the three months ended September 30, 2015. As discussed in more detail below, the change was comprised of (i) an increase of $2,153 in net trading revenue; (ii) a decrease of $551 in asset management revenue; (iii) a decrease of $1,308 in new issue and advisory revenue; and (iv) an increase of $869 in principal transactions and other income.

Net Trading

Net trading revenue increased by $2,153, or 26%, to $10,486 for the three months ended September 30, 2016 from $8,333 for the three months ended September 30, 2015.

The increase was primarily the result of increases in our corporate investment grade and corporate high yield asset classes, as well as our TBA and other forward agency MBS and mortgage trading business line, and increased net revenue earned from matched book repo transactions.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the three months ended September 30, 2016 may not be indicative of future results. Furthermore, from time to time some of the assets included in the investments-trading line of our consolidated balance sheets may represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Asset management fees decreased by $551, or 24%, to $1,781 for the three months ended September 30, 2016 from $2,332 for the three months ended September 30, 2015, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	September 30, 2016	September 30, 2015	Change
CDOs	$1,598	$2,219	$(621)
Other	183	113	70
Total	$1,781	$2,332	$(551)

CDOs

A substantial portion of our asset management fees are earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, and defaults.  We do not expect to complete any securitizations in the future so we expect our asset management revenue to continue to decline over time.

Asset management fees from Company sponsored CDOs decreased by $621 to $1,598 for the three months ended September 30, 2016 from $2,219 for the three months ended September 30, 2015. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	September 30, 2016	September 30, 2015	Change
TruPS and insurance company debt - U.S.	$993	$985	$8
High grade and mezzanine ABS	-	7	(7)
TruPS and insurance company debt - Europe	463	602	(139)
Broadly syndicated loans - Europe	142	625	(483)
Total	$1,598	$2,219	$(621)

Asset management fees for TruPS and insurance company debt – U.S. remained relatively flat.

Asset management fees for high grade and mezzanine ABS declined because in late 2015, the last CDO in this asset class was liquidated.  We do not expect to earn any management fees in the future from this asset class.

Asset management fees for TruPS and insurance company debt – Europe declined because average AUM has declined due to principal repayments on the assets in these securitizations.

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  Fees declined primarily because during 2016, the performance of the portfolio deteriorated and certain cash flow diversion features of the CLO were triggered.  As a result, cash flow that would otherwise pay subordinated management fees was diverted to pay principal on the senior securities.   In addition, fees declined because of a reduction in AUM due to principal payments received.  See “Critical Accounting Policies and Estimates” in

Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our policy regarding recognition of deferred subordinated asset management fees.

Other

Other asset management revenue increased by $70 to $183 for the three months ended September 30, 2016 from $113 for the three months ended September 30, 2015.   The increase was primarily due to performance fees being earned on our managed accounts during 2016.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $1,308, or 62%, to $811 for the three months ended September 30, 2016 from $2,119 for the three months ended September 30, 2015.

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

Principal Transactions and Other Income

Principal transactions and other income increased for the three months by $869, or 608%, to $1,012 for the three months ended September 30, 2016, as compared to $143 for the three months ended September 30, 2015.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	September 30, 2016	September 30, 2015	Change
EuroDekania	$(76)	$180	$(256)
Tiptree	-	(100)	100
Currency hedges	(31)	(2)	(29)
CLO investments	642	(752)	1,394
Other principal investments	1	39	(38)
Principal transactions	536	(635)	1,171

Alesco X-XVII revenue share	190	197	(7)
Star Asia revenue share	111	497	(386)
IIFC revenue share	88	91	(3)
FGC revenue share	-	70	(70)
Other revenue shares	49	(20)	69
All other income / (loss)	38	(57)	95
Other income	476	778	(302)
Total	$1,012	$143	$869

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

The CLO investments represent investments in the most junior tranche of certain CLOs.  The income of $642 recognized during the three months ended September 30, 2016 was comprised of $250 of investment income, and $748 of net unrealized gain, partially offset by $179 of impairment and $177 of realized loss.  The loss of $752 recognized during the three months ended September 30, 2015 was comprised of $1,066 of impairment and $272 of net unrealized losses, partially offset by $586 of investment income.

Other Income / (Loss)

Other income decreased by $302 to $476 for the three months ended September 30, 2016, as compared to $778 for the three months ended September 30, 2015. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.

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
•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.   To date, we have earned $1,050.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

•	The FGC revenue share expired in 2015 with the exception that we are entitled to receive 10% of the net proceeds if FGC is ever sold.
•

The other revenue share arrangements are based on management fees earned on management contracts related to certain CDOs.  Two of these arrangements terminated in 2016, while one of these arrangements has no fixed termination date but terminates when the CDO liquidates according to its underlying terms.

Operating Expenses

Operating expenses decreased by $930, or 8%, to $11,439 for the three months ended September 30, 2016 from $12,369 for the three months ended September 30, 2015. As discussed in more detail below, the change was comprised of (i) an increase of $420 in compensation and benefits; (ii) a decrease of $183 in business development, occupancy, and equipment; (iii) a decrease of $108 in subscriptions, clearing, and execution; (iv) a decrease of $975 of professional fee and other operating; and (v) a decrease of $84 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $420, or 6%, to $7,464 for the three months ended September 30, 2016 from $7,044 for the three months ended September 30, 2015.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	September 30, 2016	September 30, 2015	Change
Cash compensation and benefits	$7,243	$6,818	$425
Equity-based compensation	221	226	(5)
Total	$7,464	$7,044	$420

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $425 to $7,243 for the three months ended September 30, 2016 from $6,818 for the three months ended September 30, 2015.  This increase was a result of an increase in incentive compensation that is tied to revenue and operating profitability partially offset by a reduction in headcount.  Our total headcount decreased from 93 at September 30, 2015 to 83 at September 30, 2016.  From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $5 to $221 for the three months ended September 30, 2016 from $226 for the three months ended September 30, 2015.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $183, or 20%, to $718 for the three months ended September 30, 2016 from $901 for the three months ended September 30, 2015.  The decrease was comprised of a decrease of $19 in business development and a decrease in occupancy and equipment expenses of $164.  The decrease in occupancy and equipment was due to our continued efforts to reduce our office space costs by not renewing leases and subleasing excess office space.  The decrease in business development was primarily the result of continued cost cutting efforts.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $108, or 6%, to $1,678 for the three months ended September 30, 2016 from $1,786 for the three months ended September 30, 2015.  The decrease was due to a decrease in clearing and execution of $15 and a decrease in subscriptions of $93.  The decrease in subscriptions was primarily due to cost cutting measures as well as reduced headcount.  The decrease in clearing and execution was comprised of a decrease in solicitation costs incurred in connection with our European separate accounts business of $71, partially offset by an increase in clearing costs of $56 due to increased trading volume.

Professional fee and Other Operating Expenses

Professional fee and other operating expenses decreased by $975, or 39%, to $1,513 for the three months ended September 30, 2016 from $2,488 for the three months ended September 30, 2015. This decrease was comprised of a decrease of $811 in professional fees and a decrease $164 in other operating expenses.  The professional fee decrease was the result of decreased consulting and legal costs.  The decrease in other operating expenses was the result of continued cost cutting efforts.

Depreciation and Amortization

Depreciation and amortization decreased by $84, or 56%, to $66 for the three months ended September 30, 2016 from $150 for the three months ended September 30, 2015.  The decrease was primarily the result of fixed assets becoming fully depreciated.

Non-Operating Income and Expense

Interest Expense

Interest expense increased by $7, or 1%, to $991 for the three months ended September 30, 2016 from $984 for the three months ended September 30, 2015.  The increase was primarily related to increased interest expense incurred on our junior subordinated notes due to changes in the effective rate.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $91 to income tax expense / (benefit) of $130 for the three months ended September 30, 2016 from $221 for the three months ended September 30, 2015.    The decline in income tax expense was primarily due to an adjustment made in the three months ended September 30, 2015 that increased income tax expense related to the finalization and filing of our 2015 tax returns. See note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding an income tax assessment received by us from the Commonwealth of Pennsylvania.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended September 30, 2016 and 2015 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
September 30, 2016
(Dollars in Thousands)

	Total
	Operating		Consolidated
	LLC	IFMI	IFMI
Net income / (loss) before tax	$1,660	$-	$1,660
Income tax expense / (benefit)	88	42	130
Net income / (loss) after tax	1,572	(42)	1,530
Average effective Operating LLC non-controlling interest (1)%	31.11%
Operating LLC non-controlling interest	$489

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
September 30, 2015
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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the Securities and Exchange Commission (“SEC”) and Financial Industry Regulatory Authority (“FINRA”) that require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through a distribution or a loan. CCFL is regulated by the Financial Conduct Authority (“FCA”) and must maintain certain minimum levels of capital. See note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

On November 1, 2016, our board of directors declared a cash dividend of $0.02 per share, which will be paid on our Common Stock on November 30, 2016 to stockholders of record on November 16, 2016.  A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

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

The 10b5-1 Plan was entered into in connection with our existing repurchase plan, as previously disclosed in our periodic reports, which permits us to repurchase shares of our Common Stock from time to time in open market purchases or privately negotiated transactions.  During the nine months ended September 30, 2016, we repurchased 214,480 shares of Common Stock in the open market (both pursuant to the 10b5-1 Plan and prior to the 10b5-1 Plan being in effect) for a total purchase price of $201.  During the three months ended September 30, 2016, we repurchased 80,400 shares of Common Stock in the open market pursuant to the 10b5-1 Plan for a total purchase price of $79.

On October 3, 2016, we received a $6,000 investment.  For additional information regarding the Investment, see “Item 2 – Management Discussion and Analysis of Financial Condition and Results of Operations – Recent Events” above and note 21 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

(4) To fund potential dividends, distributions, and share repurchases: During the third quarter of 2010 and for each subsequent quarter through September 30, 2016, we have declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI. See note 13 to our consolidated financial statements included in item 1 in this Quarterly Report on Form 10-Q.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of September 30, 2016 and December 31, 2015, we maintained cash and cash equivalents of $10,085 and $14,115, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flow from operating activities	$(7,909)	$(7,980)
Cash flow from investing activities	7,477	10,504
Cash flow from financing activities	(3,384)	(1,250)
Effect of exchange rate on cash	(214)	(148)
Net cash flow	(4,030)	1,126
Cash and cash equivalents, beginning	14,115	12,253
Cash and cash equivalents, ending	$10,085	$13,379

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Nine Months Ended September 30, 2016

As of September 30, 2016, our cash and cash equivalents were $10,085, representing a decrease of $4,030 from December 31, 2015. The decrease was attributable to cash used by operating activities of $7,909, cash provided by investing activities of $7,477, cash used by financing activities of $3,384, and the decrease in cash caused by the change in exchange rates of $214.

The cash used by operating activities of $7,909 was comprised of (a) net cash inflows of $2,187 related to working capital fluctuations; (b) net cash outflows of  $14,350 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash inflows from other earnings items of $4,254 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, equity based compensation, depreciation and amortization, and amortization of discount on debt).

The cash provided by investing activities of $7,477 was comprised of (a) $7,924 of cash from sales and returns of principal of other investments, at fair value; partially offset by (b) $237 of purchases of other investments, at fair value and (c) $210 of cash used to purchase furniture, equipment, and leasehold improvements.

The cash used in financing activities of $3,384 was comprised of (a)  $2,319 in cash used to repurchase our Common Stock; (b) $28 in cash used to net settle employee equity awards; (c) $320 of distributions to non-controlling interests related to the Operating LLC; and (d) $717 in dividends to stockholders of IFMI.

Nine Months Ended September 30, 2015

As of September 30, 2015, our cash and cash equivalents were $13,379, representing a net increase of $1,126 from December 31, 2014. The increase was attributable to cash used by operating activities of $7,980,  cash provided by investing activities of $10,504, cash used by financing activities of $1,250, and the decrease in cash caused by the change in exchange rates of $148.

The cash used by operating activities of $7,980 was comprised of (a) net cash inflows of $3,008 related to working capital fluctuations; (b)  net cash outflows of $11,268 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) net cash inflows from other earnings items of $280 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income or loss from equity method affiliates, equity based compensation, depreciation and amortization, amortization of discount on debt, and impairment of goodwill).

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

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFL in the United Kingdom. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at September 30, 2016 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)
United States	$250
United Kingdom	532
Total	$782

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at September 30, 2016, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $39,021. See note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the nine months ended September 30, 2016 and the twelve months ended December 31, 2015 for receivables under resale agreements and securities sold under agreements to repurchase.

	Nine Months Ended September 30, 2016	Twelve Months Ended December 31, 2015
Receivables under resale agreements
Period end	$288,286	$128,011
Monthly average	269,587	134,533
Maximum month end	373,294	172,746
Securities sold under agreements to repurchase
Period end	$302,800	$127,913
Monthly average	275,688	134,564
Maximum month end	373,583	172,717

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

Debt Financing

As of September 30, 2016, we had the following sources of debt financing other than securities financing arrangements: (1)  convertible senior notes, comprised of 8.0% Convertible Notes and (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I.

See note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		September 30, 2016	December 31, 2015	Interest Rate Terms	Interest (3)	Maturity
Convertible senior notes:
8.00% convertible senior notes (the "8.0% Convertible Notes")	$8,248		$8,248	$8,248	Fixed	8.00%	September 2018 (1)
Less unamortized debt issuance costs			(309)	(410)
	8,248		7,939	7,838

Junior subordinated notes:
Alesco Capital Trust I	28,125	(2)	12,462	12,084	Variable	4.76%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	8,889	8,613	Variable	4.99%	March 2035
	$48,125		21,351	20,697
Total			$29,290	$28,535

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

Off-Balance Sheet Arrangements

Other than as described in note 8 (derivatives) and note 11 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of September 30, 2016.

Contractual Obligations

The table below summarizes our significant contractual obligations as of September 30, 2016 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 8.0% Convertible Notes are not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements.

CONTRACTUAL OBLIGATIONS
September 30, 2016
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$3,168	$1,293	$1,266	$609	$-
Maturity of 8.0% Convertible Notes (1)	8,248	-	8,248	-	-
Interest on 8.0% Convertible Notes (1)	1,326	669	657	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	46,325	2,335	4,671	4,671	34,648
	$107,192	$4,297	$14,842	$5,280	$82,773

(1)	Assumes the 8.0% Convertible Notes are not converted prior to maturity.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 4.76% (based on a 90-day LIBOR rate in effect as of September 30, 2016 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 4.99% (based on a 90-day LIBOR rate in effect as of September 30, 2016 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces existing revenue recognition guidance in Topic 605, Revenue Recognition.  The core principle of this ASU is to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.   Subsequently, the FASB issued a series of modifying ASUs that do not change the core principle of the guidance stated in ASU 2014-09.    The modifying ASUs include:   ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606):   Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers (Topic 606):    Narrow Scope Improvements and Practical Expedients.  The Company must adopt the amendments in ASU 2016-08, ASU 2016-10, and ASU 2016-12 with the adoption of ASU 2014-09.  The effective date for all of the amendments in these ASUs  is for annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period as amended by ASU 2015-14 Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date.    Early application is permitted.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10).  The amendments in ASU 2016-01, among other things:  requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and liabilities by measurement category and form of financial asset; eliminates the requirement for public business entities to disclose the methods(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  We are currently evaluating the impact of these amendments on the presentation in our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).   Under the new guidance, lessees will be required to recognize the following for all leases with the exception of short-term leases:  (i) a lease liability, which is  a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessor accounting is largely unchanged.  Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.  The ASU is effective for entities for fiscal years beginning after December 15, 2018, including interim periods within the fiscal year.  Early application is permitted.  We are currently evaluating this new guidance to determine the impact it may have on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  The amendments in this ASU provide cash flow statement classification guidance on eight specific cash flow presentation issues with the objective of reducing existing diversity in practice.  This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  Early application is permitted including adoption in an interim period.  We are currently evaluating this new guidance to determine the impact it may have on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2015. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the nine months ended September 30, 2016, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of September 30, 2016, we would incur a loss of $5,584 if the yield curve rises 100 bps across all maturities and a gain of $5,583 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment that is denominated in Euros.  The fair value of this investment is subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of September 30, 2016, our equity price sensitivity was $124 and our foreign exchange currency sensitivity was $52.

Other Securities: These investments are primarily made up of residual interests in securitization entities. The fair value of these investments will fluctuate over time based on a number of factors including, but not limited to, liquidity of the investment type, the credit performance of the individual assets and issuers within the securitization entity, the asset class of the securitization entity and the relative supply of and demand for investments within that asset class, credit spreads in general, the transparency of valuation of the assets and liabilities of the securitization entity, and investors’ view of the accuracy of ratings prepared by the independent rating agencies. The sensitivity to any individual market risk cannot be quantified.

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of September 30, 2016, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,864 as of September 30, 2016.

Counterparty Risk and Settlement Risk

We are subject to counterparty risk primarily in two areas: (i) our collateralized securities transactions described in note 9 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q and (ii) our TBA and other forward agency MBS activities described in note 8 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. With respect to the matched book repo financing activities, our risk is that the counterparty does not fulfill its obligation to repurchase the underlying security when it is due. In this case, we would typically liquidate the underlying security, which may result in a loss if the security has declined in value in relation to the balance due from the counterparty under the reverse repurchase agreement.

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

In the case of TBA hedging, we also require counterparties to post margin with us in the case of the market value of the underlying TBA trade declining. If the counterparty fails to post margin, we will close out the underlying trade. In the case of TBA hedging, we will sometimes obtain initial margin or a cash deposit from the counterparty, which serves a purpose similar to the haircut as an additional buffer against losses. However, some of our TBA hedging activities are done without initial margin or cash deposits.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2016. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at September 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Incorporated by reference to the headings titled “Legal and Regulatory Proceedings” in note 16 to the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
July 1, 2016 to July 31, 2016	71,200	$0.97	71,200	$39,084
August 1, 2016 to August 31, 2016	9,200	$1.07	9,200	$39,074
September 1, 2016 to September 30, 2016	-	$-	-	$39,074
Total	80,400		80,400

(1)

On August 3, 2007, our board of directors authorized us to repurchase up to $50,000 of our Common Stock from time to time in open market purchases or privately negotiated transactions.  The repurchase plan was publicly announced on August 7, 2007.

On March 17, 2016, we entered into a letter agreement (the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (“Agent”).  Pursuant to the 10b5-1 Plan, Agent agreed to use its commercially reasonable efforts to purchase, on our behalf, up to $1,000 of the shares of our Common Stock on any day that the NYSE MKT is open for business.  Purchases made under the 10b5-1 Plan commenced on March 17, 2016 and will end no later than December 15, 2016.  Pursuant to the 10b5-1 Plan, purchases of our Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.  All purchases noted above were made in conjunction with the 10b5-1 Plan.

Item  6.Exhibits

Exhibit No.	Description

4.1

Section 382 Rights Agreement, dated August 3, 2016, between Institutional Financial Markets, Inc. and Computershare Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 3, 2016).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2016, and 2015, (iii) the Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2016, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016, and 2015, and (v) Notes to Consolidated Financial Statements.**

*Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

**Filed herewith.

***Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Institutional Financial Markets, Inc.

	By:	/s/ LESTER R. BRAFMAN

Lester R. Brafman
Date: November 2, 2016		Chief Executive Officer

Institutional Financial Markets, Inc.

	By:	/s/ JOSEPH W. POOLER, JR.

Joseph W. Pooler, Jr.
Date: November 2, 2016		Executive Vice President, Chief Financial Officer, and Treasurer