Form 10-K
period 2016-12-31
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2017-03-14
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of  June 30, 2016, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $7.4 million.

As of March 10, 2017, there were 12,669,769 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors.” Actual results may differ materially as a result of various factors, some of which are outside our control, including the following:

•	a decline in general economic conditions or the global financial markets;
•	losses caused by financial or other problems experienced by third parties;
•	losses due to unidentified or unanticipated risks;
•	losses (whether realized or unrealized) on our principal investments, including on our collateralized loan obligation investments:
•	a lack of liquidity, i.e., ready access to funds for use in our businesses;
•	the ability to attract and retain personnel;
•	the ability to meet regulatory capital requirements administered by federal agencies;
•	an inability to generate incremental income from acquired businesses;
•	unanticipated market closures due to inclement weather or other disasters;
•	the volume of trading in securities;
•	the liquidity in capital markets;
•	the credit-worthiness of our correspondents, trading counterparties and our banking and margin customers;
•	the demand for investment banking services in Europe;
•	competitive conditions in each of our business segments;
•	the availability of borrowings under credit lines, credit agreements and credit facilities;
•	the potential misconduct or errors by our employees or by entities with whom we conduct business; and
•	the potential for litigation and other regulatory liability.

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

Certain Terms Used in this Annual Report on Form 10-K

In this Annual Report on Form 10-K, unless otherwise noted or as the context otherwise requires: “IFMI” refers to Institutional Financial Markets, Inc., a Maryland corporation; the “Company,” “we,” “us,” and “our” refer to IFMI and its subsidiaries on a consolidated basis; “IFMI, LLC” (formerly Cohen Brothers, LLC) or the “Operating LLC” refer to IFMI, LLC, the main operating subsidiary of the Company; “Cohen Brothers” refers to the pre-merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries; “Merger Agreement” refers to the Agreement and Plan of Merger among AFN Alesco Financial Holdings, LLC, a wholly owned subsidiary of AFN, which we refer to as the “Merger Sub,” and Cohen Brothers, dated as of February 20, 2009 and amended on June 1, 2009, August 20, 2009, and September 30, 2009; “Merger” refers to the December 16, 2009 closing of the merger of Merger Sub with and into Cohen Brothers pursuant to the terms of the Merger Agreement, which resulted in Cohen Brothers becoming a majority owned subsidiary of the Company. When the term “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc. “JVB Holdings” refers to JVB Financial Holdings, L.L.C.; “JVB” refers to JVB Financial Group, LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom; “CCPRH” refers to C&Co/PrinceRidge Holdings LP (formerly known as PrinceRidge Holdings LP) and its subsidiaries; “PrinceRidge GP” refers to C&Co/PrinceRidge Partners LLC (formerly known as PrinceRidge Partners LLC); “PrinceRidge” refers to CCPRH together with PrinceRidge GP; and “CCPR” refers to C&Co/PrinceRidge LLC (formerly known as The PrinceRidge Group LLC), a broker dealer subsidiary.

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

PART I

ITEM  1.BUSINESS.

INFORMATION REGARDING INSTITUTIONAL FINANCIAL MARKETS, INC.

Overview

We are a financial services company specializing in fixed income markets. We were founded in 1999 as an investment firm focused on small-cap banking institutions, but have grown to provide an expanding range of capital markets and asset management services. Our business segments are Capital Markets, Asset Management, and Principal Investing. Our Capital Markets business segment consists of fixed income sales, trading, and matched book repo financing as well as new issue placements in corporate and securitized products and advisory services, operating primarily through our subsidiaries, JVB in the United States and CCFL in Europe. In January 2014 the Financial Industry Regulatory Authority (“FINRA”) approved the consolidation of our two domestic broker-dealer subsidiaries, CCPR and JVB, into a single broker-dealer subsidiary, which resulted in one broker-dealer subsidiary in the United States operating as JVB. Our Asset Management business segment manages assets through investment vehicles, such as collateralized debt obligations (“CDOs”), managed accounts, and investment funds. As of December 31, 2016, we had approximately $3.7 billion of assets under management (“AUM”) in fixed income assets in a variety of asset classes including United States and European bank and insurance trust preferred securities (“TruPS”) and European corporate loans. Almost all of our AUM, 93.8%, was in CDOs we manage, which were all securitized prior to 2008. Our Principal Investing business segment historically was comprised primarily of our investments in the investment vehicles we managed. In 2014, our Principal Investing segment invested available capital outside of the investment vehicles that we manage, which consisted primarily of investments in collateralized loan obligations (“CLOs”). These investments in CLOs continue to make routine distributions and we intend to continue to hold these investments but have made no new investments in CLO positions since July 2014.

On March 10, 2017, the Operating LLC issued a convertible note in the aggregate principal amount of $15,000 to DGC Family Fintech Trust, a trust established by Daniel G Cohen, the president and chief executive of our European operations and vice chairman of our board of directors.  The convertible note was issued in exchange for $15,000 in cash.  The note has a 5-year maturity and calls for quarterly interest only payments.  Interest accrues at 8% per annum.  The note is convertible at the option of the holder thereof, in whole or in part at any time prior to maturity, into units of membership interests of the Operating LLC at a conversion price of $1.45 per unit.  Pursuant to the Note, we agreed to pay to DGC Family Fintech Trust a $600 transaction fee (the “Transaction Fee”).  See notes 5 and 30 to our consolidated financial statements included in Item 1 in this Annual Report on Form 10-K.

As previously disclosed, on August 19, 2014, we entered into the European Sale Agreement to sell our European operations to C&Co Europe Acquisition LLC, an entity controlled by Mr. Cohen for approximately $8,700. The transaction was subject to customary closing conditions and regulatory approval from the United Kingdom FCA.

The European Sale Agreement originally had a termination date of March 31, 2015, which date was extended on two separate occasions, the last time to December 31, 2015.  After December 31, 2015, either party was able to terminate the transaction.

In connection with the most recent extension of the European Sale Agreement’s termination date, the parties to the transaction agreed that upon a termination of the European Sale Agreement by either party, Mr. Cohen’s employment agreement would be amended to reduce the payment the Company was required to pay to Mr. Cohen in the event his employment was terminated without “cause” or for “good reason” (as such terms are defined in Mr. Cohen’s employment agreement) from $3,000 to $1,000.  In addition, the parties agreed that upon a termination of the European Sale Agreement by either party, Mr. Cohen was required to pay t to the Company $600 representing a portion of the transaction costs incurred by the Company (the “Termination Fee”).

On March 10, 2017, C&Co Europe Acquisition LLC terminated the European Sale Agreement.

In connection with the issuance of the $15,000 convertible note and the termination of the European Sale Agreement, we agreed that Mr. Cohen’s obligation to pay the Termination Fee was offset in its entirety by the Company’s obligation to pay the Transaction Fee.  However, the amendment to Mr. Cohen’s employment agreement described above became effective.

On October 3, 2016, IFMI, LLC entered into an investment agreement with JKD Capital Partners I LTD (the “Investor”), under which the Investor agreed to invest up to $12.0 million of which $6.0 million was invested on that date and an additional $1.0 million was invested on January 25, 2017. The Investor is owned by Jack J. DiMaio, the chairman of the Company’s board of directors, and his spouse.  In exchange for the investment, IFMI, LLC agreed to pay to the Investor, in arrears following each calendar quarter during the term of the investment agreement, an amount (the “Investment Return”) equal to 50% of the difference between (i) the revenues generated during such quarter by the activities of the JVB’s Institutional Corporate Trading business, and (ii) certain expenses incurred by such Institutional Corporate Trading business during such calendar quarter.  At any time following October 3, 2019, the Investor or IFMI, LLC may, upon two months’ notice to the other party, cause IFMI, LLC to pay (a “Redemption”) to the Investor an amount equal to the “Investment Balance” (as such term is defined in the Investment Agreement) as of the day prior to such Redemption.  If IFMI, LLC or JVB sells JVB’s Institutional Corporate Trading business to any unaffiliated third party, and such sale is not part of a larger sale of all or substantially all of the assets or equity securities of IFMI, LLC or JVB, IFMI, LLC will to pay to the Investor an amount equal to 25% of the net consideration paid to IFMI, LLC in connection with such sale, after deducting certain amounts and certain expenses incurred by IFMI, LLC or JVB in connection with such sale.  The Investor’s investment is recorded as a liability and is included as a component of accounts payable and other liabilities on our balance sheet. Each month, the Investment Return is recorded as interest expense (or interest income) and added to (or deducted from) the balance of the investment instrument.  Payments of the Investment Return are made on a quarterly basis to the Investor and reduce the balance of the investment instrument. The term of the investment agreement commenced on October 3, 2016 and will continue until a Redemption occurs, unless the investment agreement is earlier terminated in accordance with its terms.

Financial information concerning our business segments is set forth in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 40 and note 26 to our consolidated financial statements included in this Annual Report on Form 10-K. For more information regarding our geographic locations, see Item. 2 Properties, below, and note 27 to our consolidated financial statements included in this Annual Report on Form 10-K.

Capital Markets

Our Capital Markets business segment consists primarily of fixed income sales, trading, and matched book repo financing as well as new issue placements in corporate and securitized products and advisory services operated through our subsidiaries, JVB in the United States and CCFL in Europe. At the beginning of 2011, we closed our acquisition of JVB Holdings, the parent company of JVB, a Boca Raton, Florida-based fixed income broker-dealer that specialized in small size transactions in certificates of deposit (“CDs”), corporate bonds, mortgage-backed securities (“MBS”), structured products, municipal securities, and U.S. government agency securities primarily within the dealer market. In May 2011, we acquired an approximate 70% ownership interest in PrinceRidge, a New York-based financial services firm comprised of an investment banking group and a sales and trading group. During 2012 and 2013, our ownership interest in PrinceRidge increased to 100% with the repurchase of all of PrinceRidge’s minority partner ownership interests therein. Through the acquisitions of JVB and PrinceRidge, we acquired complementary businesses. In the later part of 2013, we made the decision to combine CCPR and JVB into one broker-dealer. The combination was completed in January 2014. As a result, our combined broker-dealer subsidiary in the United States now operates under the JVB brand.

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

In addition, JVB has a Mortgage Group that acts as an intermediary between borrowers and lenders of short-term funds and provides funding for various inventory positions through the use of repurchase agreements. In 2012, a trading desk for “to-be-announced” securities (“TBAs”) was established. TBAs are forward mortgage-backed securities whose collateral remain unknown until just prior to the trade settlement. The forward collateral types are exclusively issued by United States government agencies, such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Government National Mortgage Association (“Ginnie Mae”). The objective of the Mortgage Group is to provide capital markets execution services to small and middle market institutional mortgage originators who hedge their mortgage pipelines. In addition to providing credit for MBS trading lines and execution services, the Mortgage Group offers trading of specified pools and financing for qualified originators. The Mortgage Group offers a range of solutions for institutional clients seeking to enhance mortgage pipeline execution and overall portfolio profitability.

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

In early 2008, our management team made the strategic decision to restructure our Capital Markets business model from exclusively focusing on TruPS and structured credit products to a more traditional fixed income broker-dealer platform with more diversified revenue streams primarily from trading activity. In the ensuing years, we have hired many sales and trading professionals with expertise in areas that complement our core competency in structured credit. In 2011, our acquisitions of JVB and PrinceRidge further expanded our Capital Markets platform. As a result of these acquisitions, offset by subsequent downsizings, our Capital Markets staffing increased from six sales and trading professionals at the beginning of 2008, to over 230 professionals in mid-2011, and decreased to approximately 57 professionals as of December 31, 2016. We continue to explore opportunities to add complementary distribution channels, hire experienced talent, expand our presence across asset classes, and bolster the service capabilities of our Capital Markets business segment.

Our Capital Markets business segment generates revenue through the following activities: (1) trading activities, which include execution and brokerage services, matched book repo, riskless trading activities as well as gains and losses (unrealized and realized), and income and expense earned on securities classified as trading, and (2) new issue and advisory revenue comprised of (a) origination fees for newly created financial instruments originated by us, (b) revenue from advisory services, and (c) new issue revenue associated with arranging and placing the issuance of newly created financial instruments. Our Capital Markets business segment has offices in Boca Raton, Charlotte, Cold Spring Harbor (New York), Hunt Valley (Maryland), London, New York, Paris, and Philadelphia.

Trades in our Capital Markets business segment can be either “riskless” or risk-based. “Riskless trades” are transacted with a customer order in hand, resulting in limited risk to us. “Risk-based trades” involve us owning the securities and thus placing our capital at risk. Such risk-based trading activity may include the use of leverage. In recent years, we began to utilize more leverage in our Capital Markets business segment. We believe that the prudent use of capital to facilitate client orders increases trading volume and profitability. Any gains or losses on trading securities that we have classified as investments-trading are recorded in our Capital Markets business segment, whereas any gains or losses on securities that we classified as other investments, at fair value are recorded in our Principal Investing business segment.

During the first quarter of 2014, we stopped providing investment banking and advisory services in the United States as a result of the loss of certain of JVB’s former employees. Currently, JVB’s primary source of new issue revenue is our SBA Group’s participation in COOF Securitizations, defined as SBA Confirmation of Originator Fee Certificates (“COOF”). The SBA secondary market program allows for the purchaser of a SBA loan certificate to “strip” a portion of the interest rate from a guaranteed loan portion, creating what is called an originator fee or interest only strip. This enhances the ability of SBA pool assemblers to securitize the guaranteed portion of loans that do not have the same interest rate. Our SBA Group’s participation in this area has grown over recent years. Currently, CCFL’s primary source of new issue revenue is from originating assets into our European insurance investment funds.

Asset Management

Our Asset Management business segment has managed assets within a variety of investment vehicles, including CDOs, permanent capital vehicles, managed accounts, and investment funds. We earn management fees for our ongoing asset management services provided to these investment vehicles, which may include fees both senior and subordinate to the securities issued by the investment vehicles. Management fees are based on the value of the AUM or the investment performance of the vehicle, or both. As of December 31, 2016, we had $3.7 billion in AUM, of which 93.8% was in CDOs we manage.

Our AUM was $3.7 billion at December 31, 2016, but it has declined year-to-year since 2007. AUM refers to assets under management, and equals the sum of: (1) the gross assets included in the CDOs that we have sponsored and/or manage; plus (2) the net asset value (“NAV”) of the permanent capital vehicles and investment funds we manage; plus (3) the NAV of other managed accounts. Our calculation of AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to any definition of AUM that may be used in our management agreements.

Currently, almost all of our AUM is in CDOs that we manage. A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes secured by the assets. In the event of a default, the lender will have recourse only to the assets securing the loan. We have originated assets for, served as co-placement agent for, and continue to manage this type of investment vehicle, which is generally structured as a trust or other special purpose vehicle. In addition, we invested in some of the debt and equity securities initially issued by certain CDOs, gains and losses of which are recorded in our Principal Investing business segment.

These structures can hold different types of securities. Historically, we focused on the following asset classes: (1) United States and European bank and insurance TruPS and subordinated debt; (2) United States ABS, such as MBS and commercial real estate loans; (3) United States and European corporate loans; and (4) United States obligations of non-profit entities.

The credit crisis caused available liquidity, particularly through CDOs and other types of securitizations, to decline precipitously. Our ability to accumulate assets for securitization effectively ended with the market disruption. We securitized $14.8 billion of assets in 16 trusts during 2006, $17.8 billion of assets in 16 trusts during 2007, $400 million of assets in one trust during 2008, and zero assets in zero trusts during 2009 through 2016.

We generate asset management revenue for our services as an asset manager. Many of our sponsored CDOs, particularly those where the assets are bank TruPS and ABS, have experienced asset deferrals, defaults, and rating agency downgrades that reduce our management fees. In 16 out of 20 of our ABS deals, the extent of the deferrals, defaults, and downgrades caused credit-related coverage tests to trigger an event of default. Under an event of default, the senior debt holders in the structure can generally force a liquidation of the entity. To date, 15 of our ABS structures have been liquidated following an event of default, and we transferred the collateral management agreements of another five ABS deals to unrelated third parties, leaving us with no ABS structures under management. In addition, many of the CDOs we manage have experienced high enough levels of deferrals, defaults, and downgrades to reduce our subordinated management fees to zero. In a typical structure, any failure of a covenant coverage test redirects cash flow to pay down the senior debt until compliance is restored. If compliance is eventually restored, the entity will resume paying subordinated management fees to us, including those that accrued but remained unpaid during the period of non-compliance.

As of December 31, 2016, we had three subsidiaries that act as collateral managers and investment advisors to the CDOs that we manage. With the exception of CCFL, these entities are registered investment advisors under the Investment Advisers Act of 1940 (the “Investment Advisers Act”). CCFL is regulated by the FCA.

Subsidiary	Product Line	Asset Class
Cohen & Company Financial Management, LLC	Alesco	Bank and insurance TruPS, subordinated debt of primarily United States companies
Dekania Capital Management, LLC	Dekania Europe 1 & 2	Bank and insurance TruPS, subordinated debt of primarily European companies
CCFL	Munda CLO, Dekania Europe 3	Corporate loans, broadly syndicated leverage loans, bank and insurance TruPS and subordinated debt, commercial real estate debt of primarily European companies

The table below shows changes in our AUM by product line for the last five years.

ASSETS UNDER MANAGEMENT
(Dollars in Millions)
	As of December 31,
	2016	2015	2014	2013	2012
Alesco (1)	$2,614	$2,611	$2,704	$2,716	$2,623
Dekania U.S. (2)	-	-	-	463	514
Dekania Europe (3) (4)	495	643	820	984	975
Kleros (5) (6)	-	-	36	353	1,114
Libertas (5) (6)	-	-	-	10	21
Munda (3) (7)	330	492	723	851	805
Total CDO AUM	3,439	3,746	4,283	5,377	6,052
Permanent Capital Vehicles, Investment Funds and Other (8)	229	166	14	318	274
Total AUM	$3,668	$3,912	$4,297	$5,695	$6,326

(1)On July 29, 2010, we completed the sale of our Alesco X-XVII contracts to an unrelated third party. For more information see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 40. During 2014, we entered into a sub-advisory agreement to employ Mead Park Advisors, LLC to render advice and assistance with respect to collateral management services to the Alesco portfolios.  During 2017, we provided notice to Mead Park Advisors, LLC that the sub-advisory agreement will be terminated effective March 30, 2017.  We have entered into a sub-advisory agreement with another unrelated third party provider effective December 9, 2016.  See note 28 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)During 2014, the two Dekania U.S. deals liquidated after successful auctions.

(3)Dekania Europe and Munda portfolios are denominated in Euros. For purposes of the table above they have been converted to U.S. dollars at the prevailing exchange rates at the points in time presented.

(4)During the third quarter of 2012, we resigned as asset manager of the Xenon deal, which was classified under the Dekania Europe product line, and agreed to forego certain collateral manager rights that were unique to this CDO, related to the auction provisions.

(5)On March 29, 2011, we completed the sale of our investment advisory agreements relating to a series of closed-end distressed debt funds, known as the Deep Value funds, and certain separately managed accounts to a new entity owned by two of our former employees, known as Strategos Capital Management, LLC (“Strategos”). At the same time, we changed the name of our wholly owned subsidiary that previously served as the investment advisor from Strategos Capital Management, LLC to Cira SCM, LLC (“Cira SCM”). In connection with the transaction, we entered into a sub-advisory agreement to employ Strategos to render advice and assistance with respect to collateral management services to the Kleros and Libertas portfolios, which was terminated during 2014.

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

A description of our CDO product lines that were under management as of December 31, 2016 is set forth below.

Alesco and Dekania. As of December 31, 2016, we managed nine Alesco deals and three Dekania Europe deals, which were initially securitized during 2003 to 2007. Cohen & Company Financial Management, LLC manages our Alesco platform. Dekania Capital Management, LLC manages the first two Dekania Europe deals that were issued. CCFL manages the third Dekania Europe deal that was issued. During 2014, the two Dekania U.S. deals, which were managed by Dekania Capital Management, LLC, were liquidated after successful auctions. During 2014, we entered into a sub-advisory agreement to employ Mead Park Advisors, LLC to render advice and assistance with respect to collateral management services to the Alesco portfolios.

In general, our Alesco and Dekania Europe deals have the following terms. We receive senior and subordinate management fees, and there is a potential for incentive fees on certain deals if equity internal rates of return are greater than 15%. We can be removed as manager without cause if 66.7% of the rated note holders voting separately by class and 66.7% of the equity holders vote to remove us, or if 75% of the most senior note holders vote to remove us when certain over-collateralization ratios fall below 100%. We can be removed as manager for cause if a majority of the controlling class of note holders or a majority of equity holders vote to remove us. “Cause” includes unremedied violations of the collateral management agreement or indenture, defaults attributable to certain actions of the manager, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution. There is a non-call period for the equity holders, which ranges from three to six years. Once this non-call period expires, a majority of the equity holders can trigger an optional redemption as long as the liquidation of the collateral generates sufficient proceeds to pay all principal and accrued interest on the rated notes and all expenses. In ten years from closing, an auction call will be triggered if the rated notes have not been redeemed in full. In an auction call redemption, an appointee will conduct an auction of the collateral, which will only be executed if the highest bid results in sufficient proceeds to pay all principal and accrued interest on the rated notes and all expenses. If the auction is not successfully completed, all residual interest that would normally be distributed to equity holders will be sequentially applied to reduce the principal of the rated notes. Any failure of an over-collateralization coverage test redirects interest to paying down notes until compliance is restored. The securities mature up to 30 years from closing. An event of default will occur if certain over-collateralization ratios drop below 100%. While an event of default exists, a majority of the senior note holders can declare the principal and accrued and unpaid interest immediately due and payable.  All of the Alesco CDOs and two of the Dekania Europe CDOs that we manage have reached their auction call redemption features, which means the portfolio of collateral for each CDO is subject to an auction on either a quarterly or bi-annual basis. If an auction is successful, the management contract related to such CDO will be terminated in connection with the liquidation of the CDO and we will lose the related management fees.

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

A description of our other investment vehicles that were under management as of December 31, 2016 is set forth below.

EuroDekania.  EuroDekania Cayman Ltd. (“EuroDekania”) is a Cayman Islands exempted company that is externally managed by CCFL. In December 2013, as a cost savings measure, EuroDekania was restructured from a Guernsey closed end fund to a Cayman Islands exempted company. CCFL is entitled to receive an annual management fee of 0.50% of the gross equity of EuroDekania. This management fee is reduced, but not below zero, by EuroDekania’s proportionate share of the amount of any CDO collateral management fees that are paid to CCFL and its affiliates in connection with EuroDekania’s investment in CDOs managed by CCFL based on the percentage of equity EuroDekania holds in such CDOs. CCFL has not received any management fee since 2008, when EuroDekania invested in Munda CLO. Currently, EuroDekania is not making new investments, and has no plans to make new investments. As cash is received from current investments, it has been returned to EuroDekania’s shareholders.

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

As of December 31, 2016, we owned approximately 18% of EuroDekania’s outstanding shares, which were valued at $1.2 million. At December 31, 2016, EuroDekania had an estimated NAV of $6.6 million.

Managed Accounts.  We provide investment management services to a number of separately managed accounts. Part of our European CDO team has transitioned to providing investment management services primarily to European family offices, high net worth individuals, and asset managers. The investment focus is on CDO notes and debt instruments where the investment managers have relevant expertise. For these services, we are paid gross annual base management fees of approximately 1.5% plus a gross annual performance fee of 20% of cash-on-cash returns in excess of an 8% hurdle. There is also an early redemption fee if any of the clients were to terminate their arrangement within the first five years of the relationship. AUM of these European managed accounts was $13.2 million at December 31, 2016.

PriDe Funds.  In July 2014, CCFL became the investment advisor of a newly created French investment fund with total commitments of €238 million (“PriDe Fund I”), and an initial investment period of two years and a maturity date of July 2026.  In January 2017, the second fund in the series of these funds (together with PriDe Fund I, the “PriDe Funds”) closed with total commitments of €293.5 million, and an initial investment period of three years and a maturity date of January 2030. The PriDe Funds earn investment returns by investing in a diversified portfolio of debt securities issued by small and medium sized European insurance companies.  CCFL earns management fees and performance fees if returns exceed certain thresholds. We have not made an investment, nor do we expect to make any investment, in the PriDe Funds. AUM of PriDe Fund I was $215.9 million at December 31, 2016.

In addition, we receive revenue shares from certain asset management businesses that we initially sponsored or owned, and subsequently sold or spun-off. A description of our material asset management revenue shares as of December 31, 2016 is set forth below.

Star Asia. On February 20, 2014, we completed the sale of all of our ownership interests in Star Asia Finance, Limited (“Star Asia”), Star Asia Management Ltd. (“Star Asia Manager”), Star Asia Japan Special Situations LP (“Star Asia Special Situations

Fund”), Star Asia Advisors, Ltd. (“SAA Manager”), Star Asia Partners Ltd. (“SAP GP”), and Star Asia Capital Management, LLC (“Star Asia Capital Management”), collectively the “Star Asia Group.”  As part of our consideration for the sale of the Star Asia Group, we receive contingent payments equal to 15% of certain revenues generated by Star Asia Manager, SAA Manager, SAP GP, Star Asia Capital Management, and certain affiliated entities for a period of at least four years. The Star Asia revenue share arrangement terminates the later of (i) January 2018 and (ii) the date certain incentive fees are paid. In 2016, we earned $1.6 million from the Star Asia revenue share.

Alesco X-XVII. On July 29, 2010, we entered into an agreement with an unrelated third party whereby we sold the management rights and responsibilities related to the Alesco X through XVII securitizations. As part of the agreement, we will continue to receive certain incentive payments through February 2017 if the management fees earned by the third party exceed certain thresholds. The incentive payments are paid quarterly and 25% of the total amount due is subject to a hold-back that will be paid at the end of the term in February 2017.  In 2016, we earned $0.8 million from the Alesco X-XVII revenue share. As of December 31, 2016, the hold-back amount was $1.6 million.

Infrastructure Finance Business. On March 12, 2012, we entered into an agreement with unrelated third parties whereby we agreed to assist in the establishment of an international infrastructure finance business (“IIFC”). As consideration for our assistance in establishing IIFC, we receive 8.0% of certain revenues of the manager of IIFC. The IIFC revenue share arrangement expires when we have earned a cumulative $20 million in revenue share payments or with the dissolution of IIFCs’ management company.  Also, in any particular year, the revenue share earned by us cannot exceed $2.0 million.  In 2016, we earned $0.4 million from the IIFC revenue share.  From inception through 2016, we earned $1.1 million and have received $1.0 million in cash.  In addition, in March 2012, we issued 500,000 restricted units of the Company’s common stock, par value $0.001 per share (the “Common Stock”) to the managing member of IIFC, which vest 1/3 when we receive $6.0 million of cumulative revenue share payments, 1/3 when we receive $12.0 million of cumulative revenue share payments, and 1/3 when we receive $18.0 million of cumulative revenue share payments. In certain circumstances, we retain the right to deliver fixed amounts of cash to the managing member of IIFC as opposed to vested shares of Common Stock. See note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

Principal Investing

Our Principal Investing business segment has historically been comprised of investments in the investment vehicles we manage, as well as investments in certain other structured products, and the related gains and losses that they generate. After the February 2014  sale of our interests in Star Asia Group, we refocused our Principal Investing portfolio on products that we do not manage, which has consisted primarily of investments in CLO securities. During 2014, we made investments in ten separate CLOs that were not sponsored by us. Since 2014, we have sold six of these CLO investments. The four investments in CLOs that we still own continue to make routine distributions and we intend to hold these investments but have made no new investments in CLO positions since July 2014. As of December 31, 2016, our Principal Investing portfolio was valued at $8.3 million and included investments in four CLOs (valued at $6.7 million), EuroDekania (valued at $1.2 million), and other securities (valued at $0.4 million).

A description of our Principal Investments as of December 31, 2016 is set forth below.

Investments in CLO Securities. After the sale of our interests in the Star Asia Group, we refocused our Principal Investing portfolio on products that we do not manage, which has consisted primarily of investments in CLO securities. Our focus on CLO investments capitalizes on our strengths in structured credit and leveraged finance. During 2014, we made investments in ten separate CLOs that were not sponsored by us, which aggregated to over $25 million. Each of our 2014 purchases of CLO securities ranged in size from approximately $1.75 million to $3.0 million. Of these ten CLO investments, nine represented investments in equity, the most junior tranche of the CLO. We sold one of the CLO investments for a small gain during 2014, two of the CLO investments for a small loss during 2015, and three of the CLO investments for a small gain during 2016. The value of these investments is impacted by the performance of the underlying loans in these CLOs as well as the overall CLO market. During 2016, we recorded $2.6 million of investment gains on our investments in these CLO securities. As of December 31, 2016, our investments in four CLO securities had approximately $6.7 million in fair value. We intend to continue to hold these investments but have made no new investments in CLO positions since July 2014.

EuroDekania. EuroDekania is a Cayman Islands exempted company that is externally managed by CCFL.  EuroDekania has invested in hybrid capital securities of European banks and insurance companies, CMBS, RMBS, and widely syndicated leverage loans. We made an initial investment of €5.3 million in EuroDekania in its initial private offering of securities in March 2007. In August 2010, May 2011, June 2011, November 2012, December 2013, and December 2015, we purchased an additional $0.3 million, $0.4 million, $0.1 million, $15 thousand, $1.0 million, and $0.1 million, respectively, in secondary trades. In addition to changes in the NAV of the entity, the value of our investment is impacted by changes in the U.S. dollar-Euro currency exchange rate due to the fact that our investment in EuroDekania is denominated in Euros. During 2014, we put in place Euro-based foreign currency forward contracts to partially hedge fluctuations in the investment value of EuroDekania. As of December 31, 2016, we had outstanding Euro-based foreign currency forward contracts with a notional amount of 1.625 million Euros. During 2016, we recorded $38 thousand of investment gains related to our investment in these forward contracts. During 2016, we recorded $1.0 million of investment losses on our investment in EuroDekania, which was primarily the result of declining collateral values underlying certain CLO equity shares owned by EuroDekania. As of December 31, 2016, we owned approximately 18% of EuroDekania, and our 2.7 million shares of EuroDekania were valued at $1.2 million.

Other Securities. We have invested in various original issuance securities of the deals we have sponsored and certain other deals that we have not sponsored. We have also received options or warrants in publicly traded securities as payment for certain investment banking services that we have provided. During 2016, we recorded $15 thousand of investment gains on these other legacy securities. As of December 31, 2016, we had approximately $0.4 million in fair value of these other legacy securities.

Employees

As of December 31, 2016, we employed a total of 79 full time professionals and support staff. This number includes 53 employees of our JVB subsidiary, 4 employees of our European Capital Markets business segment, 2 employee of our U.S. Asset Management business segment, 6 employees of our European Asset Management business segment, 11 employees of our U.S. support services group, and 3 employees of our European support services group. We consider our employee relations to be good and believe that our compensation and employee benefits are competitive with those offered by other financial services firms. None of our employees is subject to any collective bargaining agreements. Our core asset is our professionals, their intellectual capital, and their dedication to providing the highest quality services to our clients. Prior to joining us, members of our management team held positions with other leading financial services firms, accounting firms, law firms, investment firms, or other public companies. Lester R. Brafman, Daniel G. Cohen, and Joseph W. Pooler, Jr. are our executive operating officers, and biographical information relating to each of these officers is incorporated by reference in “Part III — Item 10 — Directors, Executive Officers and Corporate Governance” to the Company’s Proxy Statement, to be filed in connection with the Company’s 2017 Annual Meeting of Stockholders.

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

As of December, 31, 2016, our regulated subsidiaries include: JVB, a registered broker-dealer regulated by FINRA and subject to oversight by the SEC; CCFL (previously known as EuroDekania Management Limited), a U.K. company regulated by the FCA; and Cohen & Company Financial Management, LLC, and Dekania Capital Management, LLC, each of which is a registered investment advisor regulated by the SEC under the Investment Advisers Act. Since our inception, our businesses have been operated within a legal and regulatory framework that is constantly developing and changing, requiring us to be able to monitor and comply with a broad range of legal and regulatory developments that affect our activities.

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

United States Regulation. As of December 31, 2016, JVB was registered as a broker-dealer with the SEC, was licensed to conduct business and was a member of and regulated by FINRA. JVB is subject to the regulations of FINRA and industry standards of practice that cover many aspects of its business, including initial licensing requirements, sales and trading practices, relationships with customers (including the handling of cash and margin accounts), capital structure, capital requirements, record-keeping and reporting procedures, experience and training requirements for certain employees, and supervision of the conduct of affiliated persons, including directors, officers, and employees. FINRA has the power to expel, fine, and otherwise discipline member firms and their employees for violations of these rules and regulations. JVB is also registered as a broker-dealer in certain states, requiring us to comply with the laws, rules, and regulations of each state in which a broker-dealer subsidiary is registered. Each state may revoke the registration to conduct a securities business in that state and may fine or otherwise discipline broker-dealers and their employees for failure to comply with such state’s laws, rules, and regulations.

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

Foreign Regulation. Our U.K. subsidiary, CCFL, is authorized and regulated by the FCA. CCFL has FCA permission to carry on the following activities: (1) advising on investments; (2) agreeing to carry on a regulated activity; (3) arranging (bringing about) deals in investments; (4) arranging safeguarding and administration of assets; (5) dealing in investments as agent; (6)  making arrangements with a view to transactions in investments; and (7) managing investments. An overview of key aspects of the U.K.’s regulatory regime, which apply to CCFL, is set out below.

Ongoing regulatory obligations. As an FCA regulated entity, CCFL is subject to the FCA’s ongoing regulatory obligations, which cover the following wide-ranging aspects of its business:

Threshold Conditions: The FCA’s Threshold Conditions Sourcebook sets out five conditions that all U.K. authorized firms, including CCFL, must satisfy in order to become and remain authorized by the FCA. These relate to having a viable and sustainable business model , an appropriate location for the firm’s head office, being capable of being effectively supervised by the FCA, , adequate financial and non-financial resources, and the suitability to be and to remain authorized.

Principles for Businesses: CCFL is expected to comply with the FCA’s high-level principles, set out in the Principles for Businesses Sourcebook (the “Principles”). The Principles govern the way in which a regulated firm conducts business and include obligations to conduct business with integrity, due skill, care and diligence, to take reasonable care to organize and control its affairs responsibly and effectively, with adequate risk management systems, to maintain adequate financial resources, to have appropriate regard for customers’ interests, to ensure adequate and appropriate communication with clients, to observe proper standards of market conduct and to ensure appropriate dialogue with regulators (both in the U.K. and overseas).

Systems and Controls: One of the FCA’s Principles requires a regulated firm to take reasonable care to organize and control its affairs responsibly effectively, with adequate risk management systems. Consequently, the FCA imposes overarching responsibilities on the directors and senior management of a regulated firm. The FCA ultimately expects the senior management of a regulated firm to take responsibility for determining what processes and internal organization are appropriate to its business. Key requirements in this context include the need to have adequate systems and controls in relation to: (1) senior management arrangements and general organizational requirements; (2) compliance, internal audit, and financial crime prevention; (3) outsourcing; (4) record keeping; (5) risk management and (6) managing conflicts of interest.

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

Consequently, CCFL is required to have approved persons performing certain key functions, known as “required functions.” In addition, CCFL must have its senior management personnel approved to perform the appropriate “governing functions” and those persons performing “customer-dealing” functions must also comply with the approved persons regime.  CCFL is required to ensure that it assesses and monitors the ongoing competence of its approved persons and their fitness and propriety.

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

Our business has been and may continue to be materially affected by conditions in the global financial markets and economic conditions. The financial markets continue to be volatile and continue to present many challenges such as the level and volatility of interest rates, investor sentiment, the availability and cost of credit, the U.S. mortgage and real estate markets, consumer confidence, unemployment and geopolitical issues.

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

The credit markets in the U.S. experienced significant disruption and volatility from mid-2007 through early 2009, and challenging conditions have continued since that time. Although financial markets have become more stable and have generally improved since 2009, there remains a certain degree of uncertainty about a global economic recovery. Available liquidity also declined precipitously during the credit crisis and remains significantly depressed. The disruption in these markets generally, and in the U.S. and European markets in particular, impacted and may continue to impact our business. Furthermore, the asset management revenues we derive from CDOs are based on the outstanding performing principal balance of those investments. Therefore, as adverse market conditions result in defaults within these CDOs, our management fees have declined and may continue to decline. We have exposure to these markets and products, and if market conditions continue to worsen, the fair value of our investments and our management fees could further deteriorate. In addition, market volatility, illiquid market conditions and disruptions in the global credit markets have made it extremely difficult to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities, and when such securities are sold, it may be at a price materially lower than the current fair value. Any of these factors could require us to take further write downs in the fair value of our investment portfolio or cause our management fees to decline, which may have an adverse effect on our results of operations in future periods.

We have incurred losses for certain periods covered by this report and in the recent past, and may incur losses in the future.

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

We intend to focus on improving the performance of our Capital Markets segment, which could place additional demands on our resources and increase our expenses. Improving the performance of our Capital Markets segment will depend on, among other things, our ability to successfully identify groups and individuals to join our firm and our ability to successfully grow our existing business lines and platforms and opportunistically expand into other complementary business areas. It may take more than a year for us to determine whether we have successfully integrated new individuals, lines of business and capabilities into our operations. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development. If we are unable to hire and retain senior management or other qualified personnel, such as sales people and traders, we will not be able to grow our business and our financial results may be materially and adversely affected.

There can be no assurance that we will be able to successfully improve the operations of our Capital Markets segment, and any failure to do so could have a material adverse effect on our ability to generate revenue and control expenses.

U.S. Housing Market

In recent years, our mortgage group has become an increasingly important component of our Capital Markets segment and the Company overall.  The mortgage group primarily earns revenue by providing hedging execution, securities financing, and trade execution services to mortgage originators and other investors in mortgage backed securities.  Therefore, this group’s revenue is highly dependent on the volume of mortgage originations in the United States. Origination activity is highly sensitive to interest rates, the U.S. job market, housing starts, sale activity of existing housing stock, as well as the general health of the U.S. economy.  In addition, any new regulation that impacts U.S. government agency mortgage backed security issuance activity, residential mortgage underwriting standards, or otherwise impacts mortgage originators will impact our business.  We have no control over these external factors and there is no effective way for us to hedge against these risks.  Our mortgage group’s volumes and profitability will be highly impacted by these external factors.

If we fail to implement our cost management initiatives effectively, our business could be disrupted and our financial results could be adversely affected.

The Company continues to look for ways to reduce infrastructure costs and reposition itself in the financial services industry. Beginning in 2010 and continuing to the present, the Company executed initiatives that created efficiencies within its business and decreased operating expenses through the realignment of operating facilities, a merger of its two registered U.S. broker-dealer subsidiaries, and a restructuring of operating systems and systems support. In addition, at various times since 2010 and most recently during 2014 and 2015, we further reduced our headcount.

Our cost management initiatives including reducing our workforce have placed and will continue to place a burden on our management, systems and resources, and will generally increase our dependence on key persons and reduce functional back-ups. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities. In addition, if these and new initiatives do not have the desired effects or result in the projected increased efficiencies, the Company may incur additional or unexpected expenses, reputational damage, or loss of customers which would adversely affect the Company’s operations and revenues.

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

The members of our senior management team have extensive experience in the financial services industry. Their reputations and relationships with investors, financing sources and members of the business community in our industry, among others, are critical elements in operating and expanding our business. As a result, the loss of the services of one or more members of our senior management team could impair our ability to execute our business strategies, which could hinder our ability to achieve and sustain profitability.  The Company has various employment arrangements with the members of its senior management team, but there can be no assurance that the terms of these employment arrangements will provide sufficient incentives for each of the members of the senior management team to continue employment with us.

We depend on the diligence, experience, skill and network of business contacts of our senior management team and our employees in connection with (1) our Capital Markets segment, (2) our asset management operations, (3) our investment activities, and (4) the evaluation, negotiation, structuring and management of new business opportunities. Our business depends on the expertise of our personnel and their ability to work together as an effective team and our success depends substantially on our ability to attract and retain qualified personnel. Competition for employees with the necessary qualifications is intense, and we may not be successful in our efforts to recruit and retain the required personnel. The inability to retain and recruit qualified personnel could affect our ability to provide an acceptable level of service to our clients and funds, attract new clients, and develop new lines of business, each of which could have a material adverse effect on our business.

Payment of severance could strain our cash flow.

Certain members of our senior management team have agreements that provide for substantial severance payments. Should several of these senior managers leave our employ under circumstances entitling them to severance, or become disabled or die, the need to pay these severance benefits could put a strain on our cash flow.

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

Credit risk refers to the risk of loss arising from borrower, counterparty or obligor default when a borrower, counterparty or obligor does not meet its obligations. We incur significant credit risk exposure through our Capital Markets segment. This risk may arise from a variety of business activities, including but not limited to extending credit to clients through various lending commitments; providing short or long-term funding that is secured by physical or financial collateral whose value may at times be insufficient to fully cover the loan repayment amount; entering into swap or other derivative contracts under which counterparties have obligations to make payments to us; and posting margin and/or collateral to clearing houses, clearing agencies, exchanges, banks, securities firms and other financial counterparties. We incur credit risk in traded securities and loan pools whereby the value of these assets may fluctuate based on realized or expected defaults on the underlying obligations or loans.

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

A significant portion of our revenue is derived from trading in which we act as principal. The Company may incur trading losses relating to the purchase, sale or short sale of corporate and asset-backed fixed income securities and other securities for our own account and from other principal trading. In any period, we may experience losses as a result of price declines, lack of trading volume, general market conditions, employee inexperience, errors or misconduct, and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, or securities of issuers engaged in a specific industry. In general, any downward price movement in these securities could result in a reduction of our revenues and profits.

In addition, we may engage in hedging transactions and strategies that may not properly mitigate losses in our principal positions. If the transactions and strategies are not successful, we could suffer significant losses.

Our investments in CLOs are subject to various risks, which may materially and adversely affect our results of operations and cash flows.

As of December 31, 2016, we had $8.3 million in other investments, at fair value. Of that amount, $6.7 million, or 81% represent investments in CLO vehicles.

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

If the investments we have made or make on behalf of our investment funds and separately managed accounts perform poorly, we will suffer a decline in our asset management revenue and earnings because some of our fees are subject to the credit performance of the portfolios of assets. In addition, the investors in our investment funds and our separately managed accounts may seek to terminate our management agreements based on poor performance. Any of these results could adversely affect our results of operations and our ability to raise capital for future investment funds and separately managed accounts.

Our revenue from our asset management business is partially derived from management fees paid by the investment funds and separate accounts we manage. In the case of the investment funds and separately managed accounts, our management fees are based on the equity of and net income earned by the vehicles, which is substantially based on the performance of the securities in which they invest.

In the event that our investment funds or separately managed accounts perform poorly, our asset management revenues and earnings will suffer a decline. We may be unable to raise capital for new investment funds or separately managed accounts to offset any losses we may experience. Our management contracts may be terminated for various reasons.

If the investments we have made on behalf of our CDOs and permanent capital vehicle perform poorly, we will suffer a decline in our asset management revenue and earnings because some of our fees are subject to the credit performance of the portfolios of assets. In addition, the investors in our CDOs and, to a lesser extent, our permanent capital vehicles, may seek to terminate our management agreements based on poor performance. We could lose management fee income from the CDOs we manage or client assets under management as a result of the triggering of certain structural protections built into such CDOs.

Our revenue from our asset management business is also derived from fees earned for managing our CDOs. Our CDOs generate three types of fees: (1) senior fees that are generally paid to us before interest is paid on any of the securities in the capital structure; (2) subordinated fees that are generally paid to us after interest is paid on securities in the capital structure; and (3) incentive fees that are generally paid to us after a period of years in the life of the CDO and after the holders of the most junior CDO securities have been paid a specified return. In the event that our CDOs perform poorly, our asset management revenues and earnings will suffer a decline. Our CDO contracts may be terminated for various reasons.

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

We are largely dependent on Pershing LLC to provide clearing services and margin financing.

Our broker-dealer relies on Pershing LLC to provide clearing services, as well as other operational and support functions that cannot be provided for internally. In addition, currently all of our margin financing is obtained from Pershing LLC.  As of December 31, 2016, our total margin loan payable to Pershing LLC is $85.7 million.  If our relationship with Pershing LLC is terminated, there can be no assurance that the functions and margin loan financing previously provided could be replaced on comparable economic terms.

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

As of December 31, 2016, we have a substantial amount of debt with variable interest rates. We may experience material increases in our interest expense as a result of increases in general interest rate levels.

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

If our internal controls over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. Because we are a smaller reporting company, we are not required to obtain, nor have we voluntarily obtained, an auditor attestation regarding the effectiveness of our controls as of December 31, 2016. Therefore, as of December 31, 2016, we have only performed management’s assessment of the effectiveness of our internal controls and management has determined that our internal controls are effective as of December 31, 2016. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

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

We are a holding company that conducts our business primarily through the Operating LLC as a majority owned subsidiary. Whether or not we qualify under the 40% test is primarily based on whether the securities we hold in the Operating LLC are investment securities. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and other matters. Such limitations could have a material adverse effect on our business and operations. As of December 31, 2016, we are in compliance with and meet the Section 3(a)(1)(C) exclusion.

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

The Dodd-Frank Act and related regulations have instituted a wide range of reforms that have impacted financial services firms. The Dodd-Frank Act contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. Section 619 of the Dodd-Frank Act (Volker Rule) and section 716 of the Dodd-Frank Act (swaps push-out rule) limit proprietary trading of certain securities and swaps by banking entities such as banks, bank holding companies and similar institutions. Although we are not a banking entity and are not otherwise subject to these rules, some of our clients and many of our counterparties are banks or entities affiliated with banks and will be subject to these restrictions. These sections of the Dodd-Frank Act and the regulations that are adopted to implement them could negatively affect the swaps and securities markets by reducing their depth and liquidity and thereby affect pricing in these markets. Other negative effects could result from an expansive extraterritorial application of the Dodd-Frank Act in general or the Volker Rule in particular and/or insufficient international coordination with respect to adoption of rules for derivatives and other financial reforms in other jurisdictions. We will not know the exact impact that these changes in the markets will have on our business until after the final rules are implemented.

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

We face substantial regulatory and litigation risks and conflicts of interests, and may face legal liability and reduced revenues and profitability if our business is not regarded as compliant or for other reasons. We are subject to extensive regulation, and many aspects of our business will subject us to substantial risks of liability. We engage in activities in connection with (1) the evaluation, negotiation, structuring, marketing, and sales and management of our investment funds and financial products, (2) our Capital Markets segment, (3) our asset management operations, and (4) our investment activities. Our activities may subject us to the risk of significant legal liabilities under securities or other laws for material omissions or material false or misleading statements made in connection with securities offerings and other transactions. In addition, to the extent our clients, or investors in our investment funds and financial products, suffer losses, they may claim those losses resulting from our or our officers’, directors’, employees’, or agents’ or affiliates’ breach of contract, fraud, negligence, willful misconduct or other similar misconduct, and may bring actions against us under federal or state securities or other applicable laws. Dissatisfied clients may also make claims regarding quality of trade execution, improperly settled trades, or mismanagement against us. We may become subject to these claims as the result of failures or malfunctions of electronic trading platforms or other brokerage services, including failures or malfunctions of third party providers’ systems which are beyond our control, and third parties may seek recourse against us for any losses. In addition, investors may claim breaches of collateral management agreements, which could lead to our termination as collateral manager under such agreements.

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

Risks Related to Our Organizational Structure and Ownership of Our Common Stock

We could repurchase shares of our Common Stock at price levels considered excessive, the amount of our Common Stock we repurchase may decrease from historical levels, or we may not repurchase any additional shares of our Common Stock in the future.

During 2015 and 2016, 2,000,000 and 1,914,680 shares, respectively, were repurchased and retired by us both in accordance with our Rule 10b5-1 trading plan (the “10b5-1 Plan”) and through privately negotiated repurchase transactions. We could repurchase shares of our Common Stock at price levels considered excessive, thereby spending more cash on such repurchases as deemed reasonable and effectively retiring fewer shares than would be retired if repurchases were effected at lower prices.  Further, our future repurchases of shares of our Common Stock, if any, and the number of shares of Common Stock we may repurchase will depend upon our financial condition, results of operations and other factors deemed relevant by our Board of Directors. There can be no assurance that we will continue our practice of repurchasing shares of our Common Stock or that we will have the financial resources to repurchase shares of our Common Stock in the future.

See note 18 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the 10b5-1 Plan.

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the SEC and FINRA, which require certain minimum levels of net capital to remain in JVB. In addition, these restrictions could potentially impose notice requirements or limit the Company’s ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFL is regulated by the FCA in the United Kingdom and must maintain certain minimum levels of capital but will allow withdrawal of amounts in excess of the minimum capital without restriction.

Daniel G. Cohen, our vice chairman, has ownership interests in the Operating LLC and competing duties to other entities that could create potential conflicts of interest and may result in decisions that are not in the best interests of other IFMI stockholders.

Daniel G. Cohen, our vice chairman, through an entity he wholly owns, Cohen Bros. Financial, LLC (“CBF”), owns 4,983,557 units, or 29.1%, of the membership interests in the Operating LLC and has a majority of the voting power of the Operating LLC members other than IFMI. Additionally, Mr. Cohen owns 9.9% of our Common Stock, and, as noted above, Mr. Cohen may control certain actions of the Company. As an owner of interests in the Operating LLC, Mr. Cohen may have interests that differ from the stockholders of the Company, including in circumstances in which there may be tax consequence to the members of the Operating LLC. As a result of his ownership in both the Operating LLC and the Company, it is possible that Mr. Cohen as a shareholder of the Company could approve or reject actions based on his own interests as a stockholder that may or may not be in the best interests of the other IFMI stockholders.

Daniel G. Cohen and other executive officers and directors exercise significant influence over matters requiring stockholder approval.

In addition to the 9.9% of our Common Stock outstanding as of December 31, 2016 beneficially owned by Daniel G. Cohen, our vice chairman, Mr. Cohen beneficially owns 4,983,557 shares of our Series E preferred stock, which have no economic rights, but entitle him to vote together with our stockholders on all matters presented to the stockholders. When factoring in the Series E preferred stock, Mr. Cohen controls approximately 36.2% of total shares outstanding that are entitled to vote. Except with respect to certain agreements relating to the election of Mr. Cohen to our board of directors and to the board of managers of the operating LLC, there are no voting agreements or other arrangements or understandings among Mr. Cohen, and our other directors and executive officers with respect to our equity securities; however, to the extent that Mr. Cohen and our other directors and executive officers vote their shares in the same manner, their combined stock ownership and voting rights will have a significant or even decisive effect on the election of all of the directors and the approval of matters that are presented to our stockholders. Collectively, Mr. Cohen and our directors and officers control approximately 47.2% of our total shares outstanding entitled to vote. Their ownership may discourage someone from making a significant equity investment in us, even if we needed the investment to operate our business. The size of their combined stock holdings could be a significant factor in delaying or preventing a change of control transaction that other of our stockholders may deem to be in their best interests, such as a transaction in which the other stockholders would receive a premium for their shares over their then current market prices.

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

Your percentage ownership in the Company may be diluted in the future because of equity awards that have been, or may be, granted to our directors, officers and employees. We have adopted equity compensation plans that provide for the grant of equity based awards, including restricted stock, stock options and other equity-based awards to our directors, officers and other employees, advisors and consultants. At December 31, 2016, we had 739,616 shares of restricted stock, 500,000 of restricted units, and 3,192,857 stock options outstanding to employees and directors of the Company and there were 2,227,144 shares available for future awards under our equity compensation plans. Vesting of restricted stock and stock option grants is generally contingent upon performance conditions and/or service conditions. Vesting of those shares of restricted units and stock would dilute the ownership interest of existing stockholders. Equity awards will continue to be a source of compensation for employees and directors.

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

The issuance of the shares of the Company’s Common Stock upon the conversion, if any, of the notes originally purchased by Mead Park Capital and EBC, as assignee of CBF, a portion of which was subsequently sold to the Edward E. Cohen IRA, may cause substantial dilution to our existing stockholders and may cause the price of our Common Stock to decline.

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

In connection the registration rights agreement, dated May 9, 2013, which the Company entered into with Mead Park Capital and CBF, the Company filed a registration statement on Form S-3 with the SEC registering the resale of all of the shares of our Common Stock issued or issuable to Mead Park Capital and EBC, as assignee of CBF, under the definitive agreements and the 8.0% Convertible Notes, respectively. On August 28, 2015, Mead Park Capital sold $4,385,628 of the 8.0% Convertible Notes and 1,461,876 shares of Common Stock to the Edward E. Cohen IRA of which Edward E. Cohen is the benefactor. Edward E. Cohen is the father of Daniel G. Cohen. The sale of such shares of our Common Stock by the Edward E. Cohen IRA could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We may not be able to generate sufficient taxable income to fully realize our deferred tax asset, which would also have to be reduced if U.S. federal income tax rates are lowered.

If we are unable to generate sufficient taxable income prior to the expiration of our NOLs, the NOLs would expire unused. Our projections of future taxable income required to fully realize the recorded amount of the net deferred tax asset reflect numerous assumptions about our operating businesses and investments, and are subject to change as conditions change specific to our business units, investments or general economic conditions. Changes that are adverse to us could result in the need to increase our deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to total stockholders’ equity. In addition, any decrease in the federal statutory tax rate, or other changes in federal tax statutes, could also cause a reduction in the economic benefit of the NOL currently available to us.

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

To maintain our listing on the NYSE MKT, we must meet certain financial and liquidity criteria. In addition, our Common Stock recently has sold and may continue to sell at a low price per share. On March 10, 2017 the closing price of our Common Stock on the NYSE MKT was $1.22 per share. As a result, we may be subject to delisting by the NYSE MKT if our Common Stock continues to sell for a substantial period of time at a low price per share, and we fail to effect a reverse split within a reasonable time after being notified that the NYSE MKT deems such action to be appropriate. The market price of our Common Stock has been and may continue to be subject to significant fluctuation as a result of periodic variations in our revenues and results of operations. If we violate the NYSE MKT listing requirements, our Common Stock may be delisted. If we fail to meet any of the NYSE MKT’s listing standards, our Common Stock may be delisted. In addition, our board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our Common Stock from the NYSE MKT may materially impair our stockholders’ ability to buy and sell our Common Stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Stock. In addition, the delisting of our Common Stock could significantly impair our ability to raise capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.           PROPERTIES.

The following table lists our current leases as of December 31, 2016.

City	Description	Square Feet	Expiration Date	Status (1)
New York, NY	1633 Broadway	4,797	8/31/2017	Occupied
Philadelphia, PA	2929 Arch Street	9,501	4/30/2021	Partially Occupied / Partially Subleased
Boca Raton, FL	1825 NW Corporate Blvd	9,752	1/31/2021	Partially Occupied / Partially Subleased
London, England	23 College Hill	3,043	3/31/2018	Occupied
Boca Raton, FL	150 East Palmetto Ave	2,460	5/31/2018	Fully Subleased
Paris, France	3 Rue Du Faubourg	2,368	12/31/2019	Occupied
Cold Spring Harbor, NY	One Shore Road	2,366	5/31/2017	Partially Occupied / Partially Subleased
Houston, TX	712 Main Street	1,762	4/30/2017	Fully Subleased
Charlotte, NC	13850 Ballantyne Corporate Place	220	5/31/2017	Occupied
Hunt Valley, MD	201 International Circle	180	8/31/2017	Occupied

(1) For purposes of this table, the term “Fully Subleased” means we no longer occupy the space and we sublease the space to a third party; “Partially Occupied / Partially Subleased” means we occupy a portion of the space and sublease the remaining portion to a third party or third parties; and “Occupied” means we fully utilize the space for our operations.

The properties that we occupy are used either by the Company’s Capital Markets, Asset Management, or Principal Investing segments or all three. We believe that the facilities we occupy are suitable and adequate for our current operations.

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

Not Applicable.

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Our Common Stock and Dividends

The closing price of our Common Stock was $1.22 on March 10, 2017. We had 12,699,769 shares of Common Stock outstanding held by approximately 34 holders of record as of March 10, 2017.

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

The following sets forth the high and low sale prices of our Common Stock for the quarterly period indicated as reported on the NYSE Amex LLC from January 1, 2015 to December 31, 2016 and the cash dividends declared per share.

	Sale Price
	High	Low	Dividends
2016
Fourth quarter	$1.49	$0.98	$0.02
Third quarter	1.65	0.80	0.02
Second quarter	1.17	0.76	0.02
First quarter	1.18	0.65	0.02

2015
Fourth quarter	$1.63	$0.92	$0.02
Third quarter	1.67	1.05	0.02
Second quarter	1.60	1.32	0.02
First quarter	2.00	1.51	0.02

During 2015, the Company’s board of directors declared a $0.02 dividend on each of March 5, 2015, May 4, 2015, July 30, 2015, and October 29, 2015, payable to stockholders of record as of March 19, 2015, May 19, 2015, August 14, 2015, and November 13, 2015, respectively, payable on April 2, 2015, June 2, 2015, August 28, 2015, and November 27, 2015, respectively.

During 2016, the Company’s board of directors declared a $0.02 dividend on each of March 8, 2016, May 3, 2016, August 3, 2016, and November 1, 2016, payable to stockholders of record as of March 23, 2016, May 20, 2016, August 18, 2016, and November 16, 2016, respectively, payable on April 6, 2016, June 3, 2016, September 1, 2016, and November 30, 2016, respectively.

On March 14, 2017, the Company’s board of directors declared a $0.02 dividend payable to stockholders of record as of March 28, 2017, payable on April 11, 2017.

The Company’s board of directors has the power to decide to increase, reduce, or eliminate dividends in the future.  The board’s decision will depend on a variety of factors, including business, financial, and regulatory consideration as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2016 to October 31, 2016	6,200	$1.05	-	$39,067
November 1, 2016 to November 30, 2016	-	-	-	39,067
December 1, 2016 to December 31, 2016	-	-	-	39,067
Total	6,200	$1.05	-

(1)Dollar amounts in thousands.  On August 3, 2007, our board of directors authorized us to repurchase up to $50 million of our Common Stock from time to time in open market purchases or privately negotiated transactions. The repurchase plan was publicly announced on August 7, 2007.   See note 18 to our consolidated financial statements in this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2016, 2015, 2014, 2013, and 2012.

You should read this selected financial data together with the more detailed information contained in our consolidated financial statements and related notes and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 40.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Revenues
Net trading	$39,105	$31,026	$28,056	$38,528	$69,486
Asset management	8,594	9,682	14,496	19,239	23,172
New issue and advisory	2,982	5,370	5,219	6,418	5,021
Principal transactions and other income	4,667	78	7,979	(6,668)	(2,439)
Total revenues	55,348	46,156	55,750	57,517	95,240

Operating expenses
Compensation and benefits	31,132	28,028	29,764	47,167	62,951
Other operating	15,339	19,056	21,474	30,049	30,689
Depreciation and amortization	291	733	1,103	1,405	1,305
Impairment of goodwill (1)	-	-	3,121	-	-
Total operating expenses	46,762	47,817	55,462	78,621	94,945
Operating income / (loss)	8,586	(1,661)	288	(21,104)	295

Non-operating income / (expense)
Interest expense, net	(4,735)	(3,922)	(4,401)	(4,193)	(3,732)
Other income / (expense) (2)	-	-	-	(15)	(4,271)
Income / (loss) from equity method affiliates	-	-	27	1,828	5,052
Income / (loss) before income taxes	3,851	(5,583)	(4,086)	(23,484)	(2,656)
Income taxes	422	85	(414)	(3,565)	(615)
Net income / (loss)	3,429	(5,668)	(3,672)	(19,919)	(2,041)
Less: Net (loss) income attributable to the non-controlling interest	1,162	(1,589)	(1,087)	(6,601)	(1,073)
Net income / (loss) attributable to IFMI	$2,267	$(4,079)	$(2,585)	$(13,318)	$(968)

Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.19	$(0.28)	$(0.17)	$(1.08)	$(0.09)
Weighted average shares outstanding - basic	12,191,892	14,790,828	14,998,620	12,340,468	10,732,723
Diluted earnings (loss) per common share	$0.19	$(0.28)	$(0.17)	$(1.08)	$(0.09)
Weighted average shares outstanding - diluted	17,630,023	20,114,918	20,322,750	17,664,558	15,984,921
Cash dividends per share	$0.08	$0.08	$0.08	$0.08	$0.08

Balance Sheet Data:
Total assets	$561,271	$308,415	$342,518	$217,050	$341,001
Debt	29,523	28,535	27,939	29,674	25,847
Temporary equity (3)	-	-	-	-	829
Permanent equity:
Total stockholders' equity	38,850	39,760	48,235	51,495	56,980
Non-controlling interest	7,912	6,416	8,259	9,688	18,808
Total permanent equity	$46,762	$46,176	$56,494	$61,183	$75,788

(1)During the year ended December 31, 2014, we recognized an impairment charge of $3,121, related to the Cira SCM goodwill. The charge was included in the consolidated statements of operations as impairment of goodwill and was reflected as component of operating expenses. See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)Other income / (expense) is comprised of the following:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Gain / (loss) on repurchase of debt	$-	$-	$-	$(15)	$86
Other income / (loss)	-	-	-	-	(4,357)
	$-	$-	$-	$(15)	$(4,271)

The gain / (loss) on repurchase of debt was recognized when the Company repurchased its outstanding debt from third parties during 2012 and 2013.  Other income / (expense) was comprised of expense incurred for the settlement of outstanding litigation in 2012.

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

•

Asset Management: Our Asset Management business segment manages assets within CDOs,  managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of December 31, 2016, we had approximately $3.67 billion in AUM of which 93.8%, or $3.44 billion, was in CDOs. Almost all of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, auction call redemptions, and defaults.  We do not expect to complete any securitizations in the future so we expect our asset management revenue from CDOs to continue to decline in the future.

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

Asset Management:

•  Asset management fees for our on-going asset management services provided to various Investment Vehicles, which may include fees both senior and subordinate to the securities issued by the Investment Vehicle; and

•Incentive management fees earned based on the performance of the various Investment Vehicles.

Principal Investing:

•Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value.

Business Environment

Our business in general, and our capital markets segment in particular, does not produce predictable earnings.  Our results can vary dramatically from year to year and quarter to quarter.

Our business is materially affected by economic conditions in the financial markets, political conditions, broad trends in business and finance, the housing and mortgage markets, changes in volume and price levels of securities transactions, and changes in interest rates, all of which can affect our profitability and are unpredictable and beyond our control. These factors may affect the financial decisions made by investors and companies, including their level of participation in the financial markets and their willingness to participate in corporate transactions. Severe market fluctuations or weak economic conditions could reduce our trading volume and revenues, negatively affect our ability to generate new issue and advisory revenue, and adversely affect our profitability.

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

In addition, as a smaller firm, we are exposed to intense competition.  Although we provide financing to our customers, larger firms have a much greater capability to provide their clients with financing, giving them with a competitive advantage.  We are much more reliant upon our employees’ relationships, networks, and abilities to exploit market opportunities.  Therefore, our business may be significantly impacted by the addition or loss of key personnel.

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

A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.  Currently, we provide investment banking and advisory services in Europe and advisory services in the United States through our subsidiaries, CCFL and JVB, respectively. Currently in the United States, our primary source of new issue revenue is JVB’s SBA group’s participation in COOF Securitizations. The SBA secondary market program allows for the purchaser of a SBA loan certificate to “strip” a portion of the interest rate from a guaranteed loan portion, creating what is called an originator fee or interest only strip. This enhances the ability of SBA pool assemblers to securitize the guaranteed portion of loans that do not have the same interest rate. Our SBA group’s participation in this area has grown during recent years.  In Europe, CCFL engages in new issue placements in corporate and securitized products and advisory services.

A portion of our revenues is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of December 31, 2016,  93.8% of our existing AUM were CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not recovered since that time. Consequently, we have been unable to complete a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, and defaults.  We do not expect to complete any securitizations in the future so we expect our CDO related asset management revenue to continue to decline.

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the underlying operating results of these investments.  As of December 31, 2016, our total other investments, at fair value (which represents our principal investments) was $8,303.  Of this amount, $6,733, or 81.1%, represented investments in CLOs.  The value of these investments is impacted by the performance of the underlying loans in these CLOs as well as the overall CLO market.

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

Our response to this margin compression has included: (i) building a diversified fixed income trading platform; (ii) expanding our European advisory and new issue capabilities; (iii) acquiring new product lines; (iv) building a hedging execution and funding operation to service mortgage originators; and (v) monitoring our fixed costs. Our cost management initiatives are ongoing. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a decline in profitability.

U.S.  Housing Market

In recent years, our mortgage group has grown in significance to our capital markets segment and our company overall.  The mortgage group primarily earns revenue by providing hedging execution, securities financing, and trade execution services to mortgage originators and other investors in mortgage backed securities.  Therefore, this group’s revenue is highly dependent on the volume of mortgage originations in the U.S.  Origination activity is highly sensitive to interest rates, the U.S. job market, housing starts, sale activity of existing housing stock, as well as the general health of the U.S. economy.  In addition, any new regulation that impacts US government agency mortgage backed security issuance activity, residential mortgage underwriting standards, or otherwise impacts mortgage originators will impact our business.  We have no control over these external factors and there is no effective way for us to hedge against these risks.  Our mortgage group’s volumes and profitability will be highly impacted by these external factors.

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

Recent Events

Issuance of $15,000 of Convertible Notes and Termination of Sale of European Operations

On March 10, 2017, the Operating LLC issued a convertible note in the aggregate principal amount of $15,000 to DGC Family Fintech Trust, a trust established by Daniel G Cohen, the president and chief executive of our European operations and vice chairman of our board of directors.  The convertible note was issued in exchange for $15,000 in cash.  The note has a 5-year maturity and calls for quarterly interest only payments.  Interest accrues at 8% per annum.  The note is convertible at the option of the holder thereof, in whole or in part at any time prior to maturity, into units of membership interests of the Operating LLC at a conversion price of $1.45 per unit.  Pursuant to the Note, we agreed to pay to DGC Family Fintech Trust a $600 transaction fee (the “Transaction Fee”).  See notes 5 and 30 to our consolidated financial statements included in Item 1 in this Annual Report on Form 10-K.

As previously disclosed on August 19, 2014, we entered into the European Sale Agreement to sell our European operations to C&Co Europe Acquisition LLC, an entity controlled by Mr. Cohen for approximately $8,700. The transaction was subject to customary closing conditions and regulatory approval from the United Kingdom FCA.

The European Sale Agreement originally had a termination date of March 31, 2015, which date was extended on two separate occasions, the last time to December 31, 2015.  After December 31, 2015, either party was able to terminate the transaction.

In connection with the most recent extension of the European Sale Agreement’s termination date, the parties to the transaction agreed that upon a termination of the European Sale Agreement by either party, Mr. Cohen’s employment agreement would be amended to reduce the payment the Company was required to pay to Mr. Cohen in the event his employment was terminated without “cause” or for “good reason” (as such terms are defined in Mr. Cohen’s employment agreement) from $3,000 to $1,000.  In addition, the parties agreed that upon a termination of the European Sale Agreement by either party, Mr. Cohen was required to pay to the Company $600 representing a portion of the transaction costs incurred by the Company (the “Termination Fee”).

On March 10, 2017, C&Co Europe Acquisition LLC terminated the European Sale Agreement.

In connection with the issuance of the $15,000 convertible note and the termination of the European Sale Agreement, we agreed that Mr. Cohen’s obligation to pay the Termination Fee was offset in its entirety by the Company’s obligation to pay the Transaction Fee.  However, the amendment to Mr. Cohen’s employment agreement described above became effective.

Investment Agreement

On October 3, 2016, IFMI, LLC entered into an investment agreement (the “Investment Agreement”), with JKD Capital Partners I LTD (the “Investor”).  The Investor is controlled by Jack J. DiMaio, the chairman of our board of directors.

Pursuant to the Investment Agreement, the Investor agreed to invest up to $12,000 into IFMI, LLC (the “Investment”), $6,000 of which was invested in October, 2016.  An additional $1,000 was invested in January, 2017.

In exchange for the Investment, IFMI, LLC agreed to pay to the Investor, in arrears following each calendar quarter during the term of the Investment Agreement, an amount equal to 50% of the difference between (i) the revenues generated during such quarter by the activities of the Institutional Corporate Trading business of JVB, and (ii) certain expenses incurred by the Institutional Corporate Trading business during such calendar quarter.

For additional information regarding the Investment, see note 13 to our consolidated financial statements included in Item 1 in this Annual Report on Form 10-K

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2016 and 2015.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	Year Ended December 31,		Favorable / (Unfavorable)
	2016	2015	$ Change	% Change
Revenues
Net trading	$39,105	$31,026	$8,079	26%
Asset management	8,594	9,682	(1,088)	(11)%
New issue and advisory	2,982	5,370	(2,388)	(44)%
Principal transactions and other income	4,667	78	4,589	5883%
Total revenues	55,348	46,156	9,192	20%

Operating expenses
Compensation and benefits	31,132	28,028	(3,104)	(11)%
Business development, occupancy, equipment	2,595	3,388	793	23%
Subscriptions, clearing, and execution	6,425	7,164	739	10%
Professional fee and other operating	6,319	8,504	2,185	26%
Depreciation and amortization	291	733	442	60%
Total operating expenses	46,762	47,817	1,055	2%

Operating income / (loss)	8,586	(1,661)	10,247	617%

Non-operating income / (expense)

Interest expense, net	(4,735)	(3,922)	(813)	(21)%
Income / (loss) before income taxes	3,851	(5,583)	9,434	169%
Income tax expense / (benefit)	422	85	(337)	(396)%
Net income / (loss)	3,429	(5,668)	9,097	160%
Less: Net income (loss) attributable to the non-controlling interest	1,162	(1,589)	(2,751)	(173)%
Net income / (loss) attributable to IFMI	$2,267	$(4,079)	$6,346	156%

Revenues

Revenues increased by $9,192, or 20%, to $55,348 for the year ended December 31, 2016, as compared to $46,156 for the year ended December 31, 2015. As discussed in more detail below, the change was comprised of (i) an increase of $8,079 in net trading; (ii) a decrease of $1,088 in asset management revenue; (iii) a decrease of $2,388 in new issue and advisory revenue; and (iv) an increase of $4,589 in principal transactions and other income.

Net Trading

Net trading revenue increased by $8,079, or 26%, to $39,105 for the year ended December 31, 2016, as compared to $31,026 for the year ended December 31, 2015.  The following table shows the detail by trading group.

NET TRADING
(Dollars in Thousands)

	Year Ended December 31,
	2016	2015	Change
Mortgage	$11,776	$7,655	$4,121
High yield corporate	10,802	7,468	3,334
Investment grade corporate	6,515	5,296	1,219
SBA	1,692	1,761	(69)
Wholesale	8,320	8,846	(526)
Total	$39,105	$31,026	$8,079

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the year ended December 31, 2016 may not be indicative of future results. Furthermore, from time to time, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 8 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Assets Under Management

Our AUM equals the sum of: (1) the gross assets included in CDOs that we have sponsored and manage; plus (2) the NAV of other accounts we manage. Our calculation of AUM may differ from the calculations used by other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to a definition of AUM that may be used in our management agreements.

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	As of December 31,
	2016	2015	2014
Company-sponsored CDOs (1)	$3,439,054	$3,746,561	$4,283,333
Managed accounts (2)	229,119	165,834	13,689
Assets under management (3)	$3,668,173	$3,912,395	$4,297,022

(1)	Management fee income earned from our sponsored CDOs is recorded as a component of asset management revenue.
(2)	Management fee income earned on managed accounts is recorded as a component of asset management revenue.
(3)	AUM for Company-sponsored CDOs and other managed accounts represents total AUM at the end of the period indicated.
(4)

Asset management fees decreased by $1,088, or 11%, to $8,594 for the year ended December 31, 2016, as compared to $9,682 for the year ended December 31, 2015, as discussed in more detail below.

ASSET MANAGEMENT
(Dollars in Thousands)

	Year Ended December 31,
	2016	2015	Change
CDO	$7,644	$8,678	$(1,034)
Other	950	1,004	(54)
Total	$8,594	$9,682	$(1,088)

CDOs

Asset management revenue from Company-sponsored CDOs decreased by $1,034 to $7,644 for the year ended December 31, 2016, as compared to $8,678 for the year ended December 31, 2015. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	Year Ended December 31,
	2016	2015	Change
TruPS and insurance company debt - U.S.	$3,968	$3,989	$(21)
High grade and mezzanine ABS	-	32	(32)
TruPS and insurance company debt - Europe	1,746	2,122	(376)
Broadly syndicated loans - Europe	1,930	2,535	(605)
Total	$7,644	$8,678	$(1,034)

Asset management fees for TruPS and insurance company debt – U.S. declined primarily because of principal payments, deferrals, and defaults.

Asset management fees for high grade and mezzanine ABS declined primarily due to the transfer of certain management contracts to a third party and the liquidation of one CDO in 2015. As of December 31, 2015, we no longer managed any CDOs in this asset class.

Asset management fees for TruPS and insurance company debt – Europe declined because of the decline of collateral balances due to principal payments and deferrals.

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  Fees declined because the reinvestment period has ended for this CLO.  Following the end of such reinvestment period, principal payments received are paid out to investors in the CLO.  The fees we earn will decline as the collateral balances continue to decline.

A significant portion of our managed CDOs have stopped paying subordinated management fees due to diversion of cash flows called for within the CDO governing documents.  See “Critical Accounting Policies” beginning on page 64 for discussion of our accounting policy regarding recognition of revenue related to subordinated management fees.

Other

Other asset management revenue decreased by $54 to $950 for the year ended December 31, 2016, as compared to $1,004 for the year ended December 31, 2015.    The decrease was comprised of a decrease in asset management revenue earned from separate accounts primarily due to lower performance fees being earned during 2016.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $2,388, or 44%, to $2,982 for the year ended December 31, 2016, as compared to $5,370 for the year ended December 31, 2015. The decrease was due to a decrease in fees earned by JVB from COOF Securitizations of $437 and a decrease of new issue and advisory revenue earned by CCFL of $1,951.

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

Principal Transactions and Other Income

Principal transactions and other income increased by $4,589 to $4,667 for the year ended December 31, 2016, as compared to $78 for the year ended December 31, 2015.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2016	2015	Change
EuroDekania	$(1,005)	$(12)	$(993)
Tiptree	(25)	(393)	368
Currency hedges	38	374	(336)
CLO investments	2,626	(1,512)	4,138
Other principal investments	14	104	(90)
Total principal transactions	1,648	(1,439)	3,087

Alesco X-XVII revenue share	780	774	6
Star Asia revenue share	1,583	2,162	(579)
IIFC revenue share	356	366	(10)
FGC revenue share	-	292	(292)
Other revenue shares	163	269	(106)
Note receivable	-	(2,055)	2,055
All other income / (loss)	137	(291)	428
Other income	3,019	1,517	1,502

Total	$4,667	$78	$4,589
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

Tiptree is publicly traded and we carried our investment at Tiptree’s closing share price.  Changes in the fair value of our investment in Tiptree represent changes in its share price, realized gains or losses on sales, and any dividends declared.  We sold a significant portion of our investment in Tiptree during 2015 and the remainder of our holdings in Tiptree in 2016.  As of December 31, 2016, we no longer hold an investment in Tiptree.

Our currency hedge consisted of a Euro forward agreement designed to hedge the currency risk primarily associated with our investment in EuroDekania.

The income on CLO investments of $2,626 recognized during the year ended December 31, 2016, is comprised of $1,213 of investment income, $2,729 of unrealized gains, partially offset by $733 of realized loss and $583 of impairment charges.  The loss on CLO investments of $1,512 recognized during the year ended December 31, 2015 is comprised of $1,687 of net unrealized loss, $222 of net realized loss on sale,  $1,975 of impairment charges, partially offset by $2,372 of investment income.

Other Income

Other income increased by $1,502 to $3,019 for the year ended December 31, 2016, as compared to $1,517 for the year ended December 31, 2015.

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
•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC; or (ii) when we have earned a cumulative $20 million in revenue share payments.   To date, we have earned $1,131.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

•	The FGC revenue share arrangement expired in 2015 with the exception that we are entitled to receive 10% of the net proceeds if FGC is ever sold.
•

The other revenue share arrangements are based on management fees earned on management contracts related to certain CDOs.  Two of these arrangements had fixed termination dates in 2016, while one of these arrangements has no fixed termination date but terminates when the CDO liquidates according to its underlying terms.

The note receivable represents an investment the Company made in the form of a note to an investment banking client in Europe in the mining industry.  The Company deemed this note to be uncollectable in 2015 and wrote-off the remaining balance due.

Operating Expenses

Operating expenses decreased by $1,055, or 2%, to $46,762 for the year ended December 31, 2016, as compared to $47,817 for the year ended December 31, 2015. As discussed in more detail below, the change was comprised of (i) an increase of $3,104 in compensation and benefits; (ii) a decrease of $793 in business development, occupancy, and equipment; (iii) a decrease of $739 in subscriptions, clearing, and execution; (iv) a decrease of $2,185 of Professional fee and other operating; and (v) a decrease of $442 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $3,104, or 11%, to $31,132 for the year ended December 31, 2016, as compared to $28,028 for the year ended December 31, 2015.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Year Ended December 31,
	2016	2015	Change
Cash compensation and benefits	$29,967	$26,839	$3,128
Equity-based compensation	1,165	1,189	(24)
Total	$31,132	$28,028	$3,104

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $3,128 to $29,967 for the year ended December 31, 2016, as compared to $26,839 for the year ended December 31, 2015. This increase was primarily a result of an increase in incentive compensation, which is tied to revenue and operating profitability.  Our total headcount decreased from 87 at December 31, 2015 to 79 at December 31, 2016.

Equity-based compensation decreased by $24 to $1,165 for the year ended December 31, 2016, as compared to $1,189 for the year ended December 31, 2015.  See note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $793, or 23%, to $2,595 for the year ended December 31, 2016, as compared to $3,388 for the year ended December 31, 2015.  This was comprised of a decrease of $538 in occupancy and equipment and $255 in business development.  The decrease in occupancy and equipment was due to our continued efforts to reduce our office space costs by not renewing leases and subleasing excess office space.  The decrease in business development was primarily a result of continued cost management efforts.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $739, or 10%, to $6,425 for the year ended December 31, 2016, as compared to $7,164 for the year ended December 31, 2015.   This was comprised of a decrease in subscriptions of $430 and a decrease in clearing and execution of $309. The decrease in subscriptions was primarily the result of cancellation or non-renewal of subscriptions in connection with continued cost management efforts and reduced headcount.  The decrease in clearing and execution was due to a decrease in solicitation costs of $640, partially offset by an increase in clearing costs of $331.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses decreased by $2,185, or 26%, to $6,319 for the year ended December 31, 2016, as compared to $8,504 for the year ended December 31, 2015.  This was comprised of a decrease in professional fees that was primarily the result of a decrease in legal fees incurred.

Depreciation and Amortization

Depreciation and amortization decreased by $442, or 60%, to $291 for the year ended December 31, 2016, as compared to $733 for the year ended December 31, 2015. This decrease was primarily due to certain fixed assets becoming fully depreciated.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $813, or 21%, to $4,735 for the year ended December 31, 2016, as compared to $3,922 for the year ended December 31, 2015.   The increase was comprised of (i) an increase of $43 on our junior subordinated notes, which are variable rate; (ii) an increase of $15 related to our convertible debt due to increased amortization of discount; (iii) an increase of $761 for interest incurred on our redeemable financial instrument issued during 2016; partially offset by (iv) a decrease of $6 in other interest expense.  See note 13 and 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) was $422 for the year ended December 31, 2016,  as compared to $85 for the year ended December 31, 2015.  The tax expense recognized in 2016 was comprised of $92 of current tax expense and $330 of deferred tax expense.  The deferred tax expense was primarily the result of changes in the expected reversal pattern of our deferred tax liability.  The tax expense recognized in 2015 was primarily the result of foreign tax expense.  See discussion of Pennsylvania income tax assessment and other information in note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the years ended December 31, 2016 and 2015 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated but not wholly owned by the Operating LLC.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2016

			Total
	Wholly Owned	IFMI	Operating		Consolidated
	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$3,851	$-	$3,851	$-	$3,851
Income tax expense / (benefit)		52	52	370	422
Net income / (loss) after tax	3,851	(52)	3,799	(370)	3,429
Average effective Operating LLC non-controlling interest % (1)			30.59%
Total non-controlling interest			$1,162

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2015

			Total
	Wholly Owned	IFMI	Operating		Consolidated
	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(5,583)	$-	$(5,583)	$-	$(5,583)
Income tax expense / (benefit)	-	108	108	(23)	85
Net income / (loss) after tax	(5,583)	(108)	(5,691)	23	(5,668)
Average effective Operating LLC non-controlling interest % (1)			27.92%
Total non-controlling interest			$(1,589)

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

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	Year Ended December 31,		Favorable / (Unfavorable)
	2015	2014	$ Change	% Change
Revenues
Net trading	$31,026	$28,056	$2,970	11%
Asset management	9,682	14,496	(4,814)	(33)%
New issue and advisory	5,370	5,219	151	3%
Principal transactions and other income	78	7,979	(7,901)	(99)%
Total revenues	46,156	55,750	(9,594)	(17)%

Operating expenses
Compensation and benefits	28,028	29,764	1,736	6%
Business development, occupancy, equipment	3,388	3,896	508	13%
Subscriptions, clearing, and execution	7,164	8,516	1,352	16%
Professional fee and other operating	8,504	9,062	558	6%
Depreciation and amortization	733	1,103	370	34%
Impairment of goodwill	-	3,121	3,121	100%
Total operating expenses	47,817	55,462	7,645	14%

Operating income / (loss)	(1,661)	288	(1,949)	(677)%

Non-operating income / (expense)

Interest expense, net	(3,922)	(4,401)	479	11%
Income / (loss) from equity method affiliates	-	27	(27)	(100)%
Income / (loss) before income taxes	(5,583)	(4,086)	(1,497)	(37)%
Income tax expense / (benefit)	85	(414)	(499)	(121)%
Net income / (loss)	(5,668)	(3,672)	(1,996)	(54)%
Less: Net income (loss) attributable to the non-controlling interest	(1,589)	(1,087)	502	46%
Net income / (loss) attributable to IFMI	$(4,079)	$(2,585)	$(1,494)	(58)%

Revenues

Revenues decreased by $9,594, or 17%, to $46,156 for the year ended December 31, 2015, as compared to $55,750 for the year ended December 31, 2014. As discussed in more detail below, the change was comprised of (i) an increase of $2,970 in net trading revenue; (ii) a decrease of $4,814 in asset management revenue; (iii) an increase of $151 in new issue and advisory revenue; and (iv) a decrease of $7,901 in principal transactions and other income.

Net Trading

Net trading revenue increased by $2,970, or 11%, to $31,026 for the year ended December 31, 2015, as compared to $28,056 for the year ended December 31, 2014.     The following table shows the detail by trading group.

NET TRADING
(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	Change
Mortgage	$7,655	$5,049	$2,606
High yield corporate	7,468	7,255	213
Investment grade corporate	5,296	1,423	3,873
SBA	1,761	1,282	479
Wholesale and other	8,846	13,047	(4,201)
Total	$31,026	$28,056	$2,970

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

CDOs

Asset management revenue from Company-sponsored CDOs decreased by $2,321 to $8,678 for the year ended December 31, 2015, as compared to $10,999 for the year ended December 31, 2014. The following table summarizes the periods presented by asset class.

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

A significant portion of our managed CDOs have stopped paying subordinated management fees due to diversion of cash flows called for within the CDO governing documents.  See “Critical Accounting Policies and Estimates” beginning on page 64 for discussion of our accounting policy regarding recognition of revenue related to subordinated management fees.

Other

Other asset management revenue decreased by $2,493 to $1,004 for the year ended December 31, 2015 from $3,497 for the year ended December 31, 2014.  The decrease was comprised of (i) a decrease of $125 resulting from the sale of Star Asia Manager and (ii) a decrease of $2,368 in asset management revenue earned from separate accounts primarily due to lower performance fees being earned during 2015.

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

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	Change
EuroDekania	$(12)	$1,801	$(1,813)
Tiptree	(393)	235	(628)
Currency hedge	374	(167)	541
CLO Investments	(1,512)	(123)	(1,389)
Other principal investments	104	663	(559)
Gain on sale of Star Asia Group	-	78	(78)
Total principal transactions	(1,439)	2,487	(3,926)

Alesco X-XVII revenue share	774	752	22
Star Asia revenue share	2,162	2,962	(800)
Strategos revenue share	19	1,004	(985)
IIFC revenue share	366	409	(43)
FGC revenue share	292	201	91
Other revenue shares	250	345	(95)
Note receivable	(2,055)	390	(2,445)
All other income / (loss)	(291)	(571)	280
Other income	1,517	5,492	(3,975)
Total	$78	$7,979	$(7,901)

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

Tiptree is publicly traded and we carried our investment at Tiptree’s closing share price.  Changes in the fair value of our investment in Tiptree represented changes in its share price, realized gains or losses on sales, and any dividends declared.  We sold a significant portion of our investment in Tiptree during 2015.  As of December 31, 2015, we owned 57,544 shares of Tiptree compared to 305,144 as of December 31, 2014.

In 2015, our currency hedge consisted of a Euro forward agreement designed to hedge the currency risk primarily associated with our investment in EuroDekania.  In 2014, the currency hedge consisted of a Yen hedge designed to hedge the currency risk associated with our investment in Star Asia.  The Yen hedge was extinguished in connection with the sale of the Star Asia Group (see below).

The loss on CLO investments of $1,512, recognized during the year ended December 31, 2015, is comprised of $1,687 of net unrealized loss, $222 of net realized loss on sale, $1,975 of impairment charges, partially offset by $2,372 of investment income.  The loss of $123 recognized during the year ended December 31, 2014, is comprised of $1,622 of net unrealized loss, $100 of impairment charges, partially offset by $1,577 of investment income and $22 of realized gain on sale.

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
•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC; or (ii) when we have earned a cumulative $20 million in revenue share payments.   As of December 31, 2015, we had earned $775.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

•	The FGC revenue share arrangement expired in 2015 with the exception that we are entitled to receive 10% of the net proceeds if FGC is ever sold.
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

Operating Expenses

Operating expenses decreased by $7,645, or 14%, to $47,817 for the year ended December 31, 2015, as compared to $55,462 for the year ended December 31, 2014. As discussed in more detail below, the change was comprised of (i) a decrease of $1,736 in compensation and benefits; (ii) a decrease of $508 in business development, occupancy, and equipment; (iii) a decrease of $1,352 in subscriptions, clearing, and execution; (iv) a decrease of $558 of professional fee and other operating; (v) a decrease of $370 of depreciation and amortization; and (vi) and a decrease in impairment of goodwill of $3,121.

 Compensation and Benefits

Compensation and benefits decreased by $1,736, or 6%, to $28,028 for the year ended December 31, 2015, as compared to $29,764 for the year ended December 31, 2014.

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

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $508, or 13%, to $3,388 for the year ended December 31, 2015, as compared to $3,896 for the year ended December 31, 2014.  This was comprised of a decrease of $214 in occupancy and equipment and $294 in business development.  The decrease in occupancy and equipment was due to our continued efforts to reduce our office space costs by not renewing leases and subleasing excess office space.  The decrease in business development was primarily a result of continued cost cutting efforts.

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

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses decreased by $558, or 6%, to $8,504 for the year ended December 31, 2015 as compared to $9,062 for the year ended December 31, 2014.  This was comprised of a decrease in professional fees of $431 and a decrease in other operating expense of $127.  The reductions were primarily due to reduced regulatory and other expenses as a result of the reduction in headcount related to the merger of CCPR and JVB and general cost cutting measures.

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

Non-Operating Income and Expense

Interest Expense, net

Interest expense decreased by $479, or 11%, to $3,922 for the year ended December 31, 2015, as compared to $4,401 for the year ended December 31, 2014.  The decrease was primarily comprised $135 related to our 10.50% Contingent Convertible Senior Notes due 2027 that were repurchased in May 2014 and $354 related to reduced interest expense incurred on our junior subordinated notes due to changes in the effective rate used to determine discount amortization.  These notes have a variable rate and we adjust our amortization schedule annually, at the beginning of each year, based on the expected future LIBOR curve.  See note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income / (Loss) from Equity Method Affiliates

Income from equity method affiliates decreased by $27, or 100% to $0 for the year ended December 31, 2015, as compared to $27 for the year ended December 31, 2014. Income or loss from equity method affiliates represents our share of the related entities’ earnings.

INCOME / (LOSS) FROM EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	Change
SAA Manager	-	14	(14)
Star Asia Capital Management	-	13	(13)
Total	$-	$27	$(27)

As of December 31, 2015, we had no investments accounted for under the equity method.  See notes 5 and 15 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income Tax Expense / (Benefit)

Income tax expense / (benefit) was $85 for the year ended December 31, 2015 as compared to income tax expense / (benefit) of ($414) for the year ended December 31, 2014.   The tax expense recognized in 2015 was primarily the result of foreign tax expense.  The tax benefit realized in 2014 was comprised of a deferred tax benefit of $641 primarily from changes in the expected reversal patterns of our deferred tax liability as well as changes in the expiration timeframes of our carry forward assets; partially offset by current foreign tax expense of $227. See discussion of Pennsylvania income tax assessment and other information in note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2015

			Total
	Wholly Owned	IFMI	Operating		Consolidated
	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(5,583)	$-	$(5,583)	$-	$(5,583)
Income tax expense / (benefit)	-	108	108	(23)	85
Net income / (loss) after tax	(5,583)	(108)	(5,691)	23	(5,668)
Average effective Operating LLC non-controlling interest % (1)			27.92%
Total non-controlling interest			$(1,589)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2014

			Total
	Wholly Owned	IFMI	Operating		Consolidated
	subsidiaries	LLC	LLC	IFMI	IFMI
Net income / (loss) before tax	$(4,086)	$-	$(4,086)	$-	$(4,086)
Income tax expense / (benefit)	-	227	227	(641)	(414)
Net income / (loss) after tax	(4,086)	(227)	(4,313)	641	(3,672)
Average effective Operating LLC non-controlling interest % (1)			25.20%
Total non-controlling interest			$(1,087)

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans.  Currently, JVB is subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in JVB. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through a distribution or a loan. CCFL is regulated by the FCA and must maintain certain minimum levels of capital. See note 22 to our consolidated financial statements included in this Annual Report on Form 10-K.

See Liquidity and Capital Resources – Debt Financing and Liquidity and Capital Resources – Contractual Obligations below.

During the third quarter of 2010, our board of directors initiated a dividend of $0.05 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, our board of directors declared a dividend of $0.02 per quarter, which was paid regularly through the fourth quarter of 2016. Our board of directors has the power to decide to increase, reduce, or eliminate dividends in the future and such decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing our indebtedness. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon the payment of dividends to our stockholders.

On March 14, 2017, our board of directors declared a cash dividend of $0.02 per share, which will be paid on our Common Stock on March, 28 2017 to stockholders of record on April 11, 2017. A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to our stockholders.

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

Cash Flows

We have four primary uses for capital:

(1) To fund the operations of our Capital Markets business segment. Our Capital Markets business segment utilizes capital (i) to fund securities inventory to facilitate client trading activities; (ii) for risk trading on the firm’s own account; (iii) to fund our collateralized securities lending activities; (iv) for temporary capital needs associated with underwriting activities; (v) to fund business expansion into existing or new product lines including additional capital dedicated to our mortgage group; and (vi) to fund any operating losses incurred.

(2) To fund investments. We make principal investments to generate returns.  We may need to raise additional debt or equity financing in order to ensure we have the capital necessary to take advantage of attractive investment opportunities.

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

(4) To fund potential dividends and distributions. During the third quarter of 2010 and for each subsequent quarter through December 31, 2016, the board of directors has declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI.

(5) To fund potential repurchases of Common Stock.  The Company has opportunistically repurchased Common Stock in private transactions as well as part of its Rule 10b5-1 trading plan.  See note 18 to our consolidated financial statements included in this Annual Report on Form 10-K.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.  See note 30 to our consolidated financial statements included in this Annual Report on Form 10-K.

As of December 31, 2016 and December 31, 2015, we maintained cash and cash equivalents of $15,216 and $14,115, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flow from operating activities	$(8,731)	$(4,152)	$4,114
Cash flow from investing activities	7,951	11,871	464
Cash flow from financing activities	2,268	(5,620)	(5,289)
Effect of exchange rate on cash	(387)	(237)	(197)
Net cash flow	1,101	1,862	(908)
Cash and cash equivalents, beginning	14,115	12,253	13,161
Cash and cash equivalents, ending	$15,216	$14,115	$12,253

 See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

2016 Cash Flows

As of December 31, 2016, our cash and cash equivalents were $15,216, representing an increase of $1,101 from December 31, 2015. The increase was attributable to the cash used by operating activities of $8,731, the cash provided by investing activities of $7,951, the cash provided in financing activities of $2,268, and the decrease in cash resulting from a change in exchange rates of $387.

The cash used by operating activities of $8,731 was comprised of (a) net cash inflows of $1,145 related to working capital fluctuations; (b) net cash outflows of  $14,100 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) net cash inflows from other earnings items of $4,224 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity based compensation, depreciation, and amortization).

The cash provided by investing activities of $7,951 was comprised of $8,411 in sales and returns of principal in other investments, at fair value; partially offset by $237 of purchases of other investments, at fair value and $223 of purchases of furniture, equipment, and leasehold improvements.

The cash provided in financing activities of $2,268 was comprised of (a) $6,000 in proceeds from the issuance of the redeemable financial instrument (see note 13 to our consolidated financial statements included in this Annual Report on Form 10-K); partially offset by (b) $28 in cash used to net settle equity awards; (c) $2,325 in repurchases of our Common Stock; (d) $954 of dividends to stockholders of IFMI; and (e) $425 of distributions to the non-controlling interests of the Operating LLC.

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

The cash provided by investing activities of $11,871 was comprised of $12,031 in sales and returns of principal in other investments, at fair value; partially offset by $11 of purchases of other investments, at fair value and $149 of purchases of furniture, equipment, and leasehold improvements.

The cash used in financing activities of $5,620 was comprised of (a) $4,000 in repurchases of our Common Stock in connection with the Termination Agreement (see note 4 to our consolidated financial statements included in this Annual Report on Form 10-K), (b) $1,193 of dividends to stockholders of IFMI, and (c) $427 of distributions to non-controlling interests of the Operating LLC.

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

Regulatory Capital Requirements

As of December 31, 2016,  two of our subsidiaries were licensed securities dealers in the United States or the United Kingdom. As broker-dealers, our U.S. subsidiary, JVB, is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at December 31, 2016 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)
United States	$250
United Kingdom	1,090
Total	$1,340

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at December 31, 2016, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $42,072. See note 22 to our consolidated financial statements included in this Annual Report on Form 10-K.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

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

	For the Year Ended December 31,
	2016	2015	2014
Receivables under resale agreements
Period end	$281,821	$128,011	$101,675
Monthly average	270,343	134,533	64,490
Maximum month end	373,294	172,746	101,675
Securities sold under agreements to repurchase
Period end	$295,445	$127,913	$101,856
Monthly average	277,068	134,564	64,740
Maximum month end	373,583	172,717	101,856

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

Debt Financing

As of December 31, 2016, we had the following sources of debt financing other than securities financing arrangements: contingent convertible senior notes, comprised of the 8.0% Convertible Notes, and junior subordinated notes payable to the following two special purpose trusts; Alesco Capital Trust I and Sunset Financial Statutory Trust I.

See note 17 and 30 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our outstanding debt.

The following table summarizes our long-term indebtedness and other financing outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		As of December 31, 2016	As of December 31, 2015	Interest Rate Terms	Interest (3)	Maturity
Contingent convertible debt:
8.00% contingent convertible senior notes (the "8.0% Convertible Notes")	$8,248		$8,248	$8,248	Fixed	8.00%	September 2018 (1)
Less unamortized debt issuance costs			(274)	(410)
	8,248		7,974	7,838
Junior subordinated notes:
Alesco Capital Trust I	28,125	(2)	12,577	12,084	Variable	5.00%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	8,972	8,613	Variable	5.15%	March 2035
	$48,125		21,549	20,697
Total			$29,523	$28,535

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

Off-Balance Sheet Arrangements

Other than as described in note 10 (derivative financial instruments) and note 16 (variable interest entities) to our consolidated financial statements included in this Annual Report on Form 10-K, there were no material off balance sheet arrangements as of December 31, 2016.

Contractual Obligations

The table below summarizes our significant contractual obligations as of December 31, 2016 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Also, we have assumed that the 8.0% Convertible Notes are not converted prior to maturity.  Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements. In addition, amortization of discount on debt is excluded.  Finally, our redeemable note is not included as it does not have a fixed repayment schedule nor a definite maturity date.  See note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS
December 31, 2016
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$2,747	$1,121	$1,154	$472	$-
Maturity of 8.0% Convertible Notes (1)	8,248	-	8,248	-	-
Interest on 8.0% Convertible Notes (1)	1,159	669	490	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	47,722	2,435	4,870	4,870	35,547
Other Operating Obligations (3)	1,953	1,499	454	-	-
	$109,954	$5,724	$15,216	$5,342	$83,672

(1)	Assumes the 8.0% Convertible Notes are not converted prior to maturity.
(2)	The interest on the junior subordinated notes is variable. The interest rate in effect as of December 31, 2016 was used to compute the contractual interest payment in each period noted.
(3)	Represents material operating contracts for subscription services.

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

We may, from time to time, enter into derivatives to manage our risk exposures arising from (i)  fluctuations in foreign currency rates with respect to the our investments in foreign currency denominated investments; (ii) our investments in interest sensitive investments; and (iii) our facilitation of mortgage-backed trading. Derivatives entered into by us, from time to time, may include (i) foreign currency forward contracts; (ii) purchase and sale agreements of TBAs and other forward agency MBS contracts; and (iii) other extended settlement trades.

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

As shown in note 20 to the consolidated financial statements contained herein, we currently have significant unrecognized deferred tax assets. These assets are unrecognized because we have recorded valuation allowances as we have determined that it is not more likely than not that we will realize the benefits of these tax assets. However, this determination is ongoing and subject to change. If we were to change this determination in the future, a significant tax benefit would be recognized as a component of earnings.

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

Asset management: Asset management revenue consists of CDO asset management fees, fees earned for management of our permanent capital vehicles and investment funds, and other asset management fees. CDO asset management fees are earned for providing ongoing asset management services to the applicable trust. In general, we earn a senior asset management fee, a subordinated asset management fee, and an incentive asset management fee.

The senior asset management fee is generally senior to all the securities in the CDO capital structure and is recognized on a monthly basis as services are performed. The senior asset management fee is generally paid on a quarterly basis.

The subordinated asset management fee is an additional payment for the same services, but has a lower priority in the CDO cash flows. If the trust experiences a certain level of asset defaults and deferrals, these fees may not be paid. There is no recovery by the trust of previously paid subordinated asset management fees. It is our policy to recognize these fees on a monthly basis as services are performed. The subordinated asset management fee is generally paid on a quarterly basis. However, if we determine that the subordinated asset management fee will not be paid (which generally occurs on the quarterly payment date), we will stop recognizing additional subordinated asset management fees on that particular trust and will reverse any subordinated asset management fees that are accrued and unpaid. We will begin accruing the subordinated asset management fee again if payment resumes and, in management’s estimate, continued payment is reasonably assured. If payments were to resume but we were unsure of continued payment, we would recognize the subordinated asset management fee as payments were received and would not accrue on a monthly basis.

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

Other income / (loss) includes foreign currency gains and losses, interest earned on cash and cash equivalents, income earned on revenue share arrangements, and other miscellaneous income.

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

We can potentially become involved with a VIE in three main ways:

Our Principal Investing Portfolio

For each investment made within the principal investing portfolio, we assess whether the investee is a VIE and if we are the primary beneficiary.  If we determine the entity is a VIE and we are the primary beneficiary, we will consolidate it.

The Company’s Asset Management Activities

For each investment management contract we enter into, we will assess whether the entity being managed is a VIE and if we are the primary beneficiary.  If we determine the entity is a VIE and we are the primary beneficiary, we will consolidate it.

The Company’s Trading Portfolio

From time to time, we may have an interest in a VIE through the investments we make as part of our trading activities.  Because of the high volume of trading activity in which we engage, we do not perform a formal assessment of each individual investment within our trading portfolio to determine if the investee is a VIE and if we are the primary beneficiary.  Even if we were to obtain a variable interest in a VIE through our trading portfolio, we would not be deemed to be the primary beneficiary for two main reasons: (a) we do not usually obtain the power to direct activities that most significantly impact any investee’s financial performance and (b) a scope exception exists within the consolidation guidance for cases where the reporting entity is a broker-dealer and any control (either as the primary beneficiary of a VIE or through a controlling interest in a voting interest entity) was deemed to be temporary.  In the unlikely case that we obtained the power to direct activities and obtained a significant variable interest in an investee in our trading portfolio that was a VIE, any such control would be deemed to be temporary due to the rapid turnover within the trading portfolio.

Recent Accounting Pronouncements

The following is a list of recent accounting pronouncements that, we believe, will have a continuing impact on our financial statements going forward. For a more complete list of recent pronouncements, see note 3 to our consolidated financial statements included in this Annual Report on Form 10-K.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces existing revenue recognition guidance in Topic 605, Revenue Recognition.  The core principle of this ASU is to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.   Subsequently, the FASB issued a series of modifying ASUs that do not change the core principle of the guidance stated in ASU 2014-09.    The modifying ASUs include:   ASU 2016-08, Revenue from Contracts with Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing,  ASU 2016-12, Narrow Scope Improvements and Practical Expedients, ASU 2016-20, Technical Corrections and Improvements.  The Company must adopt the amendments in ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with the adoption of ASU 2014-09.  The effective date for all of the amendments in these ASUs  is for annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date.    Early application is permitted.  We have determined that the guidance will have no impact on our revenue recognition for items that we record as a component of net trading and principal transactions within our consolidated statement of operations.  We are still in the process of evaluating the impact on items that we record as a component of asset management; new issue and advisory; and other income in our consolidated statement of operations.  We expect to complete our assessment during 2017.

In February 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10).  The amendments in ASU 2016-01, among other things:  require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and liabilities by measurement category and form of financial asset; and eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815):    Contingent Put and Call Options in Debt Instruments.  This ASU clarifies the steps required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. This ASU is effective for fiscal years beginning after December 15, 2016.  Early adoption is permitted and if adopted during an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory.  The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within. Early adoption is permitted.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that are Under Common Control.  The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control.   If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity.   The ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those years.  Early adoption is permitted including adoption in an interim period.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805):  Clarifying the Definition of a Business.  The amendments in this ASU clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods.  Early adoption is permitted under certain circumstances.  The amendments should be applied prospectively as of the beginning of the period of adoption. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of December 31, 2016, we would have incurred a loss of $3,402 if the yield curve rose 100 bps across all maturities and a gain of $3,395 if the yield curve fell 100 bps across all maturities. As of December 31, 2015, we would have incurred a loss of $4,922 if the yield curve rose 100 bps across all maturities and a gain of $4,931 if the yield curve fell 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. We have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies.  The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of December 31, 2016, our equity price sensitivity was $117 and our foreign exchange currency sensitivity was $52.  As of December 31, 2015, our equity price sensitivity was $290 and our foreign exchange currency sensitivity was $14.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of December 31, 2016, a 100 bps change in the three month LIBOR would have resulted in a change in our annual cash to be paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would have resulted in an increase in the fair value of the debt in the amount of $2,916 as of December 31, 2016.

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

ITEM  9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2016. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at December 31, 2016.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as described in the revised (2013) version in Internal Control-Integrated Framework. Based on this assessment, management believed that, as of December 31, 2016, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s auditors pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by Item 10 is included in the sections entitled “Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board of Directors Information” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  11.Executive Compensation.

The information required by Item 11 is included in the sections entitled “Executive Compensation” and “Compensation of Directors” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 with respect to the “Share Ownership of Certain Beneficial Owners and Management” is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan Information

The Company’s 2006 Long-Term Incentive Plan was approved by our stockholders at the special meeting held on October 6, 2006. The 2006 Long-Term Incentive Plan was amended on April 26, 2007 and June 18, 2008.

Following the Merger in December 2009, our board of directors assumed the Cohen Brothers, LLC 2009 Equity Award Plan (the “2009 Equity Award Plan”) from Cohen Brothers on December 16, 2009. The 2009 Equity Award Plan expired upon the vesting of restricted units of the Operating LLC on December 16, 2012. In December 2012, the Company’s vice chairman (formerly our chairman and chief executive officer), Daniel G. Cohen, transferred to the Company 116,595 restricted shares of the Company’s Common Stock to the Company in order to satisfy his obligation to fund the equity vesting under the 2009 Equity Award Plan pursuant to the Equity Plan Funding Agreement.

The Company’s 2010 Long-Term Incentive Plan was approved by our stockholders at the annual meeting held on December 10, 2010. The 2010 Long-Term Incentive Plan was amended on April 18, 2011 and amended and restated on March 8, 2012, November 30, 2013, and amended on December 22, 2016.

The following table provides information regarding the 2006 Long-Term Incentive Plan and the 2010 Long-Term Incentive Plan as of December 31, 2016.

	(a)	(b)	(c)
	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,192,857	$4.00	2,227,144
Equity compensation plans not approved by security holders	-	-	-

(1)

See note 19 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the 2006 Long-Term Incentive Plan, the 2009 Equity Award Plan and the Equity Plan Funding Agreement, and the 2010 Long-Term Incentive Plan.

The remainder of the information required by Item 12 is included in the Section entitled “Share Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  13.Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board of Directors Information — Director Independence” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  14.Principal Accounting Fees and Services.

The information required by Item 14 is included in the sections entitled “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM  15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

(b) Exhibit List

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of February 20, 2009, by and among Alesco Financial Inc., Fortune Merger Sub, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on February 23, 2009). #

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated as of June 1, 2009, by and among Alesco Financial Inc., Fortune Merger Sub, LLC, Alesco Financial Holdings, LLC, and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on June 2, 2009). #

2.3

Amendment No. 2 to Agreement and Plan of Merger, dated as of August 20, 2009, by and among Alesco Financial Inc., Alesco Financial Holdings, LLC and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on August 20, 2009). #

2.4

Amendment No. 3 to Agreement and Plan of Merger, dated as of September 30, 2009, by and among Alesco Financial Inc., Alesco Financial Holdings, LLC, and Cohen Brothers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on September 30, 2009).

2.5

Purchase and Contribution Agreement, dated as of September 14, 2010, by and among Cohen & Company Inc., Cohen Brothers, LLC, JVB Financial Holdings, L.L.C., the Sellers Listed on Annex I thereto and the Management Employees, as defined therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on September 14, 2010). #

2.6

Amendment No. 1 to Purchase and Contribution Agreement, dated as of October 29, 2010, by and among Cohen & Company Inc., Cohen Brothers, LLC, JVB Financial Holdings, L.L.C., the Sellers listed on Annex I to the original Purchase and Contribution Agreement, dated as of September 14, 2010, and the Management Employees as defined in the original Purchase and Contribution Agreement, dated as of September 14, 2010 (incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 10-K (file no. 001-32026) filed with the SEC on March 4, 2011).

2.7

Amendment No. 2 to Purchase and Contribution Agreement, dated as of December 27, 2010, by and among Cohen & Company Inc., Cohen Brothers, LLC, JVB Financial Holdings, L.L.C., the Sellers listed on Annex I to the original Purchase and Contribution Agreement, dated as of September 14, 2010, and the Management Employees as defined in the original Purchase and Contribution Agreement, dated as of September 14, 2010 (incorporated by reference to Exhibit 2.7 to the Company’s Annual Report on Form 10-K (file no. 001-32026) filed with the SEC on March 4, 2011).

2.8

Amendment No. 3 to Purchase and Contribution Agreement, dated as of January 11, 2011, by and among Cohen & Company Inc., Cohen Brothers, LLC, JVB Financial Holdings, L.L.C., the Sellers listed on Annex I to the original Purchase and Contribution Agreement, dated as of September 14, 2010, and the Management Employees as defined in the original Purchase and Contribution Agreement, dated as of September 14, 2010 (incorporated by reference to Exhibit 2.8 to the Company’s Annual Report on Form 10-K (file no. 001-32026) filed with the SEC on March 4, 2011). #

2.9

Contribution Agreement, dated as of April 19, 2011, by and among IFMI, LLC, PrinceRidge Partners LLC and PrinceRidge Holdings LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on April 25, 2011).

2.10

Securities Purchase Agreement, dated as of February 20, 2014, by and among IFMI, LLC, Cohen Asia Investments Ltd., Dekania Investors, LLC, Star Asia Management Ltd., Star Asia Capital Management, LLC, Star Asia Advisors Ltd., Star Asia Advisors II Ltd., Star Asia Partners Ltd., Star Asia Partners II Ltd., an investment vehicle managed by Taro Masuyama and Malcolm MacLean, for purposes of Section 7.1 thereof only, Taro Masuyama and Malcolm MacLean, and, for purposes of Section 7.2 thereof only, Institutional Financial Markets, Inc. and Daniel G. Cohen (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2014). #

3.1

Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (file no. 333-111018) filed with the SEC on February 6, 2004).

3.2

Articles of Amendment changing name to Alesco Financial Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (file no. 333-138136) filed with the SEC on October 20, 2006).

3.3

Articles of Amendment to Effectuate a Reverse Stock Split (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on December 17, 2009).

3.4	Articles of Amendment to Set Par Value (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on December 17, 2009).

3.5

Articles Supplementary — Series A Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on December 17, 2009).

3.6

Articles Supplementary — Series B Voting Non-Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on December 17, 2009).

3.7

Articles of Amendment to change Name to Cohen & Company Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on December 17, 2009).

3.8

Articles Supplementary — Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on December 28, 2009).

3.9

Articles of Amendment Changing Name to Institutional Financial Markets, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on January 24, 2011).

3.10	By-laws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on October 11, 2005).

3.11	Articles Supplementary — Series D Voting Non-Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2012).

3.12	Articles Supplementary — Series E Voting Non-Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

4.1

Form of 10.50% Contingent Convertible Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on July 26, 2011).

4.2

Junior Subordinated Indenture, dated as of June 25, 2007, by and between Alesco Financial Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on June 29, 2007).

4.3	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (file no. 001-32026) filed with the SEC on March 10, 2010).

4.4

Registration Rights Agreement, dated as of May 9, 2013, by and among Institutional Financial Markets, Inc., Cohen Bros. Financial, LLC and Mead Park Capital Partners LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

4.5	Form of Indenture (incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-3 (file no. 333-193975) filed with the SEC on February 14, 2014).

4.6

Section 382 Rights Agreement, dated as of August 3, 2016, by and between Institutional Financial Markets, Inc. and Computershare Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2016).

10.1

Management Agreement, dated as of January 31, 2006, by and between Alesco Financial Trust and Cohen Brothers Management, LLC (incorporated by reference to Annex E to the Company’s Proxy Statement on Schedule 14A (file no. 001-32026) filed with the SEC on September 8, 2006).

10.2	2006 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A (file no. 001-32026) filed with the SEC on April 30, 2007). +

10.3	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (file no. 001-32026) filed with the SEC on March 16, 2007).

10.4

Form of Indemnification Agreement by and between Alesco Financial Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on October 20, 2006).

10.5

Employment Agreement between Cohen Brothers, LLC and Joseph W. Pooler, Jr., dated as of May 7, 2008 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4 (file no. 333-159661) filed with the SEC on June 2, 2009). +

10. 6

Amendment No. 1 to Employment Agreement between Cohen Brothers, LLC and Joseph W. Pooler, Jr., dated as of February 20, 2009 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 (file no. 333-159661) filed with the SEC on June 2, 2009). +

10.7

Amendment No. 2 to Employment Agreement between Joseph W. Pooler, Jr. and Cohen Brothers, LLC, dated as of February 18, 2010 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (file no. 001-32026) filed with the SEC on March 10, 2010). +

10.8

Alesco Financial Inc. Cash Bonus Plan (incorporated by reference to Annex B to Alesco Financial Inc.’s Amendment No. 1 to the Registration Statement on Form S-4 (file no. 333-159661) filed with the SEC on August 20, 2009). +

10.9

Amended and Restated Limited Liability Company Agreement of IFMI, LLC (formerly Cohen Brothers, LLC) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on December 17, 2009).

10.10

Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of IFMI, LLC, dated as of June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file no. 001-32026) filed with the SEC on August 11, 2011).

10.11

Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of IFMI, LLC, dated as of May 9, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

10.12

Amended and Restated Employment Agreement, dated as of May 9, 2013, by and among IFMI, LLC, Institutional Financial Markets, Inc., Daniel G. Cohen, C&Co/PrinceRidge Holdings LP and C&Co/PrinceRidge Partners LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).+

10.13	2010 Executive Officers’ Cash Bonus Plan (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (file no. 001-32026) filed with the SEC on March 10, 2010). +

10.14

Form of Award for 2010 Executive Officers’ Cash Bonus Plan (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K (file no. 001-32026) filed with the SEC on March 10, 2010). +

10.15

Second Amended and Restated Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2013). +

10.16

Amendment No. 1 to Second Amended and Restated Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on November 10, 2016).

10.17

Form of Restricted Stock Award under Institutional Financial Markets, Inc. (formerly Cohen & Company Inc.) 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K (file no. 001-32026) filed with the SEC on March 4, 2011). +

10.18

Second Amended and Restated Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan Non-Qualified Stock Option Award, dated as of November 30, 2013, by and between Institutional Financial Markets, Inc. and Lester R. Brafman (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2014).

10.19

Second Amended and Restated Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan Non-Qualified Stock Option Award, dated as of November 30, 2013, by and between Institutional Financial Markets, Inc. and Lester R. Brafman (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2014).

10.20

Securities Purchase Agreement, dated as of May 9, 2013, by and between Institutional Financial Markets, Inc. and Cohen Bros. Financial, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

10.21

Preferred Stock Exchange Agreement, dated as of May 9, 2013, by and among Institutional Financial Markets, Inc., Cohen Bros. Financial, LLC and Daniel G. Cohen (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

10.22

Share Purchase Agreement, dated as of August 19, 2014, by and between IFMI, LLC and C&Co Europe Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2014).

10.23

Guaranty Agreement, dated as of August 19, 2014, is by Daniel G. Cohen in favor of IFMI, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2014).

10.24

Letter Agreement amending Share Purchase Agreement, dated as of August 19, 2014, by and between IFMI, LLC and C&Co Europe Acquisition LLC, dated as of March 26, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2015).

10.25

Letter Agreement amending Share Purchase Agreement, dated as of August 19, 2014, by and between IFMI, LLC and C&Co Europe Acquisition LLC, dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2015).

10.26

Termination and Release Agreement, dated October 16, 2015, by and among Mead Park Capital Partners LLC, Christopher Ricciardi, Stephanie Ricciardi, the Ricciardi Family Foundation and Institutional Financial Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2015).

10.27

Investment Agreement, dated as of October 3, 2016, by and between IFMI, LLC and JKD Capital Partners I LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2016).

10.28

Securities Purchase Agreement, dated as of March 10, 2017, by and among IFMI, LLC and DGC Family Fintech Trust, and solely for purposes of Article VI and Sections 7.3, 7.4, 7.5 and 7.6 thereof, the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2017).

10.29

Convertible Senior Secured Promissory Note, dated March 10, 2017, issued by IFMI, LLC to DGC Family Fintech Trust in the aggregate principal amount of $15,000,000 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2017).

10.30

Letter Agreement, dated March 10, 2017, by and between C&Co Europe Acquisition LLC and IFMI, LLC, terminating the Share Purchase Agreement, dated as of August 19, 2014, by and between IFMI, LLC and C&Co Europe Acquisition LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2017).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income / (Loss) for the Year Ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statement of Changes in Equity for the Year Ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for Year Ended December 31, 2016, 2015 and 2014; and (v) Notes to Consolidated Financial Statements. *

*Filed herewith.

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

DATE: March 14, 2017

INSTITUTIONAL FINANCIAL MARKETS, INC.

By:	/S/ LESTER R. BRAFMAN
Lester R. Brafman Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ DANIEL G. COHEN	Vice Chairman	March 14, 2017
Daniel G. Cohen

/S/ THOMAS P. COSTELLO	Director	March 14, 2017
Thomas P. Costello

/S/ G. STEVEN DAWSON	Director	March 14, 2017
G. Steven Dawson

/S/ JACK J. DIMAIO, JR.	Chairman	March 14, 2017
Jack J. DiMaio, Jr.

/S/ JACK HARABURDA	Director	March 14, 2017
Jack Haraburda

/S/ DIANA L. LIBERTO	Director	March 14, 2017
Diana L. Liberto

/S/ DOUGLAS LISTMAN	Chief Accounting Officer and Assistant Treasurer	March 14, 2017
Douglas Listman	(Principal Accounting Officer)

/S/ JAMES J. MCENTEE, III	Director	March 14, 2017
James J. McEntee, III

/S/ JOSEPH W. POOLER, JR.	Executive Vice President, Chief Financial Officer and Treasurer	March 14, 2017
Joseph W. Pooler, Jr.	(Principal Financial Officer)

/S/ NEIL SUBIN	Director	March 14, 2017
Neil Subin

THIS PAGE INTENTIONALLY LEFT BLANK

INSTITUTIONAL FINANCIAL MARKETS, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Audit Committee

Institutional Financial Markets, Inc.

We have audited the accompanying consolidated balance sheets of Institutional Financial Markets, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Institutional Financial Markets, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 14, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$15,216	$14,115
Receivables from brokers, dealers, and clearing agencies	81,178	39,812
Due from related parties	57	77
Other receivables	5,225	4,079
Investments-trading	157,178	94,741
Other investments, at fair value	8,303	14,880
Receivables under resale agreements	281,821	128,011
Goodwill	7,992	7,992
Other assets	4,301	4,708
Total assets	$561,271	$308,415

Liabilities
Payables to brokers, dealers, and clearing agencies	$85,761	$55,779
Due to related parties	50	50
Accounts payable and other liabilities	9,618	3,362
Accrued compensation	4,795	3,612
Trading securities sold, not yet purchased	85,183	39,184
Securities sold under agreement to repurchase	295,445	127,913
Deferred income taxes	4,134	3,804
Debt	29,523	28,535
Total liabilities	514,509	262,239

Commitments and contingencies (See Note 25)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 12,089,182 and 13,350,553 shares issued and outstanding, respectively, including 739,616 and 315,434 unvested restricted share awards, respectively	12	13
Additional paid-in capital	69,415	71,570
Accumulated other comprehensive loss	(1,074)	(939)
Accumulated deficit	(29,576)	(30,889)
Total stockholders' equity	38,782	39,760
Non-controlling interest	7,980	6,416
Total equity	46,762	46,176
Total liabilities and equity	$561,271	$308,415

                                              See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

	Year Ended December 31,
	2016	2015	2014
Revenues
Net trading	$39,105	$31,026	$28,056
Asset management	8,594	9,682	14,496
New issue and advisory	2,982	5,370	5,219
Principal transactions and other income	4,667	78	7,979
Total revenues	55,348	46,156	55,750

Operating expenses
Compensation and benefits	31,132	28,028	29,764
Business development, occupancy, equipment	2,595	3,388	3,896
Subscriptions, clearing, and execution	6,425	7,164	8,516
Professional fee and other operating	6,319	8,504	9,062
Depreciation and amortization	291	733	1,103
Impairment of goodwill	-	-	3,121
Total operating expenses	46,762	47,817	55,462

Operating income / (loss)	8,586	(1,661)	288

Non-operating income / (expense)

Interest expense, net	(4,735)	(3,922)	(4,401)
Income / (loss) from equity method affiliates	-	-	27
Income / (loss) before income tax expense / (benefit)	3,851	(5,583)	(4,086)
Income tax expense / (benefit)	422	85	(414)
Net income / (loss)	3,429	(5,668)	(3,672)
Less: Net income / (loss) attributable to the non-controlling interest	1,162	(1,589)	(1,087)
Net income / (loss) attributable to IFMI	$2,267	$(4,079)	$(2,585)

Income / (loss) per share data (see Note 23):
Income / (loss) per common share-basic:
Basic income / (loss) per common share	$0.19	$(0.28)	$(0.17)
Weighted average shares outstanding-basic	12,191,892	14,790,828	14,998,620
Income / (loss) per common share-diluted:
Diluted Income / (loss) per common share	$0.19	$(0.28)	$(0.17)
Weighted average shares outstanding-diluted	17,630,023	20,114,918	20,322,750

Dividends declared per common share	$0.08	$0.08	$0.08

Comprehensive income / (loss):
Net income / (loss) (from above)	$3,429	$(5,668)	$(3,672)
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	(276)	(219)	(168)
Other comprehensive income / (loss), net of tax of $0	(276)	(219)	(168)
Comprehensive income / (loss)	3,153	(5,887)	(3,840)
Less: comprehensive income / (loss) attributable to the non-controlling interest	1,076	(1,647)	(1,129)
Comprehensive income / (loss) attributable to IFMI	$2,077	$(4,240)	$(2,711)

                                          See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

	Preferred Stock $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Permanent Equity
Balance at December 31, 2013	$5	$14	$73,866	$(21,754)	$(636)	$51,495	$9,688	$61,183
Net loss	-	-	-	(2,585)	-	(2,585)	(1,087)	(3,672)
Other comprehensive loss	-	-	-	-	(126)	(126)	(42)	(168)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	215	-	(10)	205	(205)	-
Equity based compensation	-	1	971	-	-	972	347	1,319
Shares withheld for employee taxes	-	-	(64)	-	-	(64)	(23)	(87)
Purchase and retirement of common stock	-	-	(384)	-	-	(384)	-	(384)
Dividends/Distributions	-	-	-	(1,278)	-	(1,278)	(419)	(1,697)
Balance at December 31, 2014	$5	$15	$74,604	$(25,617)	$(772)	$48,235	$8,259	$56,494
Net loss	-	-	-	(4,079)	-	(4,079)	(1,589)	(5,668)
Other comprehensive loss	-	-	-	-	(161)	(161)	(58)	(219)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	90	-	(6)	84	(84)	-
Equity based compensation	-	-	874	-	-	874	315	1,189
Purchase and retirement of common stock	-	(2)	(3,998)	-	-	(4,000)	-	(4,000)
Dividends/Distributions	-	-	-	(1,193)	-	(1,193)	(427)	(1,620)
Balance at December 31, 2015	$5	$13	$71,570	$(30,889)	$(939)	$39,760	$6,416	$46,176
Net income	-	-	-	2,267	-	2,267	1,162	3,429
Other comprehensive loss	-	-	-	-	(190)	(190)	(86)	(276)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(626)	-	55	(571)	571	-
Equity based compensation	-	1	814	-	-	815	350	1,165
Shares withheld for employee taxes	-	-	(20)	-	-	(20)	(8)	(28)
Purchase and retirement of common stock	-	(2)	(2,323)	-	-	(2,325)	-	(2,325)
Dividends/Distributions	-	-	-	(954)	-	(954)	(425)	(1,379)
Balance at December 31, 2016	$5	$12	$69,415	$(29,576)	$(1,074)	$38,782	$7,980	$46,762

See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income (loss)	$3,429	$(5,668)	$(3,672)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	1,165	1,189	1,319
Accretion of income on other investments, at fair value	(1,213)	(2,333)	(1,577)
Realized loss / (gain) on other investments	1,969	4,231	144
Change in unrealized (gain) loss on other investments, at fair value	(2,405)	(399)	(675)
Depreciation and amortization	291	733	1,103
Impairment of goodwill/intangible asset	-	-	3,121
Amortization of discount on debt	988	1,006	1,386
(Income) / loss from equity method affiliates	-	-	(27)
Deferred tax provision / (benefit)	330	(84)	(642)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	(1,146)	5,319	(1,636)
(Increase) decrease in investments-trading	(62,437)	32,007	(9,130)
(Increase) decrease in other assets	391	1,732	(155)
(Increase) decrease in receivables under resale agreement	(153,810)	(26,336)	(72,280)
Change in receivables from / payables to related parties, net	20	525	(47)
Increase (decrease) in accrued compensation	1,183	(442)	(170)
Increase (decrease) in accounts payable and other liabilities	367	(1,723)	(2,804)
Increase (decrease) in trading securities sold, not yet purchased, net	45,999	(9,556)	(764)
Change in receivables from/ payables to brokers, dealers, and clearing agencies, net	(11,384)	(30,410)	17,512
Increase (decrease) in securities sold under agreement to repurchase	167,532	26,057	73,108
Net cash provided by (used in) operating activities	(8,731)	(4,152)	4,114
Investing activities
Proceeds from sale of Star Asia and related entities, net	-	-	19,924
Purchase of other investments, at fair value	(237)	(11)	(25,290)
Sales and returns of principal of other investments, at fair value	8,411	12,031	5,947
Return from equity method affiliates	-	-	67
Purchase of furniture, equipment, and leasehold improvements	(223)	(149)	(184)
Net cash provided by (used in) investing activities	7,951	11,871	464
Financing activities
Proceeds from redeemable financing instrument	6,000	-	-
Repayment and repurchase of debt	-	-	(3,121)
Cash used to net share settle equity awards	(28)	-	(87)
Purchase and retirement of Common Stock	(2,325)	(4,000)	(384)
IFMI non-controlling interest distributions	(425)	(427)	(419)
IFMI dividends	(954)	(1,193)	(1,278)
Net cash provided by (used in) financing activities	2,268	(5,620)	(5,289)
Effect of exchange rate on cash	(387)	(237)	(197)
Net increase (decrease) in cash and cash equivalents	1,101	1,862	(908)
Cash and cash equivalents, beginning of period	14,115	12,253	13,161
Cash and cash equivalents, end of period	$15,216	$14,115	$12,253

See accompanying notes to consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Notes to Consolidated Financial Statements

December 31, 2016

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

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). Effective January 1, 2010, the Company ceased to qualify as a real estate investment trust, or a REIT. The Company trades on the NYSE MKT LLC (formerly known as the NYSE Amex LLC) under the ticker symbol “IFMI.” The Company is a financial services company specializing in fixed income markets. As of December 31, 2016, the Company had $3.67 billion in assets under management (“AUM”) of which 93.8%,  or $3.44 billion, was in collateralized debt obligations (“CDOs”).

In these financial statements, the “Company” refers to IFMI and its subsidiaries on a consolidated basis; “IFMI, LLC” or the “Operating LLC” refers to the main operating subsidiary of the Company; “Cohen Brothers” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc. “JVB Holdings” refers to J.V.B. Financial Holdings, LP.; “JVB” refers to J.V.B. Financial Group, LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom; “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

The Company’s business is organized into the following three business segments.

Capital Markets:  The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, matched book repo, financing, new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, asset back securities (“ABS”), mortgage backed securities (“MBS”), residential mortgage backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”)  and other forward agency MBS contracts, Small Business Administration (“SBA ”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposits (“CDs”) for small banks, and hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. The Company also offers execution and brokerage services for equity products. The Company carries out its capital market activities primarily through its subsidiaries: JVB in the United States and CCFL in Europe.

Asset Management: The Company’s Asset Management business segment manages assets within CDOs, managed accounts, and investment funds (collectively referred to as “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. The Company’s Asset Management business segment includes its fee-based asset management operations, which include ongoing base and incentive management fees.

Principal Investing:  The Company’s Principal Investing business segment is comprised of investments that the Company has made using its own capital excluding investments the Company makes to support the Capital Markets business segment.  These investments are a component of other investments, at fair value in the Company’s consolidated balance sheet.  No new principal investments were made in 2016 or 2015.

The Company generates its revenue by business segment primarily through the following activities.

Capital Markets

•

Trading activities of the Company, which include execution and brokerage services, securities lending activities, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities and derivatives classified as trading; and

•

New issue and advisory revenue comprised primarily of (i) new issue revenue associated with originating, arranging, or placing newly created financial instruments; and (ii) revenue from advisory services.

Asset Management

•

Asset management fees for the Company’s on-going asset management services provided to certain Investment Vehicles, which may include fees both senior and subordinate to the securities in the Investment Vehicle, and incentive management fees earned based on the performance of the various Investment Vehicles.

•	Income or loss from equity method affiliates.

Principal Investing

•	Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value; and
•	Income or loss from equity method affiliates.

The activities noted above are carried out through the following main operating subsidiaries of the Company as of December 31, 2016

1.

Cohen & Company Financial Management, LLC is a wholly owned subsidiary of the Operating LLC and acts as asset manager and investment advisor to the Alesco I through IX CDOs. Alesco CDOs invest in bank and insurance company TruPS as well as insurance company subordinated debt.

2.

Dekania Capital Management, LLC is a wholly owned subsidiary of the Operating LLC and acts as asset manager and investment advisor to the Company’s Dekania Europe CDOs. Dekania Europe CDOs invest primarily in TruPS and insurance company subordinated debt denominated in Euros.

3.

JVB is a wholly owned subsidiary of the Operating LLC. JVB is a securities broker-dealer registered with the SEC and is a member of FINRA and SIPC.  JVB carries out the Company’s Capital Market business segment activities in the U.S.

4.

CCFL is a regulated by the United Kingdom Financial Conduct Authority (“FCA”) and acts as the external manager of EuroDekania and earns management fees and incentive fees related to this entity. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CLOs, CMBS, RMBS, and widely syndicated leverage loans.    Since 2007, CCFL has acted as asset manager and investment advisor to the Company’s 2007 and later Dekania Europe CDOs. Dekania Europe and related CDOs invest primarily in TruPS and insurance company subordinated debt denominated in Euros. CCFL also carries out the Company’s Capital Markets business segment activities in Europe including brokerage, advisory, and new issue services.

5.

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

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments also clarify the guidance for the release of the cumulative translation adjustment into net income for business combinations achieved in stages involving a foreign entity. The  Company adopted the provisions of ASU 2013-05 effective January 1, 2014, and the adoption of the provisions did not have an effect on the Company’s consolidated financial position, results of operations, cash flows, or related disclosures.

In June 2013, the FASB issued ASU No. 2013-08, Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements for Investment Companies, which provides comprehensive guidance for assessing whether an entity is an investment company. The amendments require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting.  The amendments also require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The Company has investments in the equity securities of investment funds and other non-publicly traded entities that have the attributes of investment companies as currently described in FASB ASC 946-15-2.  The Company adopted the provisions of this ASU effective January 1, 2014, and the adoption of the provisions did not have an effect on the Company’s consolidated financial position, results of operations, cash flows, or related disclosures.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations.  The guidance in this ASU raises the threshold for a disposal to qualify as a discontinued operation and certain other disposals that do not meet the definition of a discontinued operation. Under the new provisions, only disposals representing a strategic shift in operations – that is or will have a major effect on an entity’s operations and financial results should be presented as a discontinued operation.  The new provisions also require new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date, and retained equity method investments in a discontinued operation.  The Company’s adoption of the provisions of ASU 2014-08 effective January 1, 2015 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions that are repurchase agreements where the maturity of the security transferred as collateral matches the maturity of the repurchase agreement. According to the new guidance, all repurchase-to-maturity transactions will be accounted for as secured borrowing transactions in the same way as other repurchase agreements rather than as sales of a financial asset and forward commitment to repurchase.  The amendments also change the accounting for repurchase financing arrangements that are transactions involving the transfer of a financial asset to a counterparty executed contemporaneously with a reverse repurchase agreement with the same counterparty.  All repurchase financings will now be accounted for separately, which will result in secured lending accounting for the reverse repurchase agreement.  The guidance also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The Company’s adoption of the provisions of ASU 2014-11 effective January 1, 2015 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.   See note 11.

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

 In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the requirement of extraordinary items to be separately classified on the income statement.  If an event meets the criteria for extraordinary classification, the item should be shown separately in the income statement, net of tax.  The amendments in this ASU also require applicable income taxes and earnings per share to be disclosed.  The Company’s adoption of the provisions of ASU 2015-01 effective January 1, 2016 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, which makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity (“VIE”) guidance.  The revised consolidation guidance, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party  relationships.  The Company’s adoption of the provisions of ASU 2015-02 effective January 1, 2016 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows. However, the Company previously treated its management contracts with certain securitization entities that are VIEs as variable interests.  Therefore, the Company disclosed certain information related to these interests in its variable interest entity footnote.  Upon adoption of this ASU, these management contracts are not considered variable interests.  Therefore, in cases where the Company’s only interest in certain VIEs is its management contract, the Company is no longer required to include certain disclosures related to those variable interest entities. See note 16.

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

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent).  Reporting entities are permitted to use net asset value (“NAV”) as a practical expedient to measure the fair value of certain investments.  Previously, investments that use the NAV practical expedient to measure fair value were categorized within the fair value hierarchy as level 2 or level 3 investments depending on their redemption attributes, which has led to diversity in practice.  This ASU removes the requirement to categorize within the fair value hierarchy all investments that use the NAV practical expedient for fair value measurement purposes.  The ASU  removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV practical expedient.  Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.   The Company’s adoption of ASU 2015-07 effective January 1, 2016 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.  However, as a result of this adoption, the Company no longer classifies its investment in EuroDekania (for which it uses the practical expedient) within the fair value hierarchy.  See note 9.

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

See note 9 for the information regarding the effects of applying the fair value option to the Company’s financial instruments on the Company’s consolidated financial statements for the year ended December 31, 2016.

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

Also, from time to time, the Company may be deemed to be the primary beneficiary of a VIE and may be required to consolidate it and its investments under the provisions included in FASB ASC 810, Consolidation (“FASB ASC 810”).  See notes 3-J and 16. In those cases, the Company’s classification of the assets as trading, other investments, at fair value, available for sale, or held to maturity will depend on the intended use of the investment by the variable interest entity.

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

F.  Investment Vehicles

During the years ended December 31, 2016, 2015, and 2014, the Company had investments in several Investment Vehicles. When making an investment in an Investment Vehicle, the Company must determine the appropriate method of accounting for the investment. In most cases, the Company will either (i) consolidate the Investment Vehicle, (ii) account for its investment under the equity method of accounting, or (iii) account for its investment as a marketable equity security under the provisions of FASB ASC

320. In the case of (ii) and (iii), the Company may account for its investment at fair value under the fair value option election included in FASB ASC 825.

The Company may treat an investment in equity of an entity under the equity method of accounting when it has significant influence (as described in the FASB Codification) in the investee. In addition, the Company may elect to account for its investment at fair value under the fair value option included in FASB ASC 825.

The Company consolidates an investment when it has control of the investee. In general, control is interpreted as owning in excess of 50% of the voting interest of an investee. However, this percentage is only a guideline and the Company considers the unique facts and circumstances of each investment. In addition, if the Company determines the investee is a VIE and the Company is the primary beneficiary, the Company will consolidate the investee under the requirements for the consolidation of VIEs included in FASB ASC 810.

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

The following discussion describes the Company’s accounting policy as it pertains to certain Investment Vehicles, the associated management contracts, and other related transactions. All of the Investment Vehicles described below are considered related parties of the Company. See note 28.

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

The combination of interests sold on February 20, 2014 is referred to as the “Star Asia Group.”  The Star Asia Group included the Company’s interest in the following entities:  Star Asia, Star Asia Manager, Star Asia Special Situations Fund, SAA Manager, SAP GP, and Star Asia Capital Management.

 See notes 5 and 15.

 EuroDekania

The Company has an investment in, and serves as external manager, of EuroDekania. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CMBS, RMBS, and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros.

The Company directly owned approximately 18% and 17% of the outstanding shares for the years ended December 31, 2016 and 2015, respectively. The Company accounts for its investment in EuroDekania as a marketable equity security classified as available for sale for which the fair value option was elected effective January 1, 2008. Changes in fair value are recorded in earnings under the fair value option provisions included in FASB ASC 825. See notes 3-E, 8, and 9 for further information. The Company also serves as external manager of EuroDekania.

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

J. Variable Interest Entities

FASB ASC 810, Consolidation (“FASB ASC 810”), contains the guidance surrounding the definition of VIEs, the definition of variable interests, and the consolidation rules surrounding VIEs. This guidance was updated with ASU No. 2015-02, Amendments to the Consolidation Analysis. See note 3D.  In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company has variable interests in VIEs through its management contracts and investments in various securitization entities including CLOs and CDOs.

Once it is determined that the Company holds a variable interest in a VIE, FASB ASC 810 requires that the Company perform a qualitative analysis to determine (i) which entity has the power to direct the matters that most significantly impact the VIE’s financial performance and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The entity that has both of these characteristics is deemed to be the primary beneficiary and required to consolidate the VIE. This assessment must be done on an ongoing basis. The Company has included the required disclosures for VIEs in its consolidated financial statements for the year ended December 31, 2016. See note 16 for further details.

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

In the case of repurchase agreements, if the counterparty issues a margin call and the Company is unable or unwilling to meet the margin call, the counterparty can sell the securities to repay the obligation. The Company is at risk that the counterparty may sell the securities at unfavorable market prices and the Company may sustain significant loss. The Company controls this risk by monitoring its liquidity position to ensure it has sufficient cash or liquid securities to meet margin calls.

In the normal course of doing business, the Company enters into reverse repurchase agreements that permit it to re-pledge or resell the securities to others. See note 11.

L. Revenue Recognition

Net trading

Net trading includes: (i) all gains, losses, interest income, dividend income, and interest expense from securities classified as investments-trading and trading securities sold, not yet purchased; (ii) interest income and expense from collateralized securities transactions; and (iii) commissions and riskless trading profits. Net trading is reduced by margin interest, which is recorded on an accrual basis.

Riskless trades are transacted through the Company’s proprietary account with a customer order in hand, resulting in little or no market risk to the Company. Transactions that settle in the regular way are recognized on a trade date basis. Extended settlement transactions are recognized on a settlement date basis (although in most cases of extended settlement trades, the unsettled trade is accounted for as a derivative between trade and settlement date).  See notes 3G and 10.  The investments classified as trading are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services or, when independent broker quotations or market price quotations from third party pricing services are unavailable, valuation models prepared by the Company’s management. The models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. See note 9.

Asset management

Asset management revenue consists of management fees earned from Investment Vehicles.  In the case of CDOs, the fees earned by the Company generally consist of a senior, subordinated, and incentive fees.

The senior asset management fee is generally senior to all the securities in the CDO capital structure and is recognized on a monthly basis as services are performed. The senior asset management fee is generally paid on a quarterly basis.

The subordinated asset management fee is an additional payment for the same services but has a lower priority in the CDO cash flows. If the CDO experiences a certain level of asset defaults and deferrals, these fees may not be paid. There is no recovery by the CDO of previously paid subordinated asset management fees. It is the Company’s policy to recognize these fees on a monthly basis as services are performed. The subordinated asset management fee is generally paid on a quarterly basis. However, if the Company determines that the subordinated asset management fee will not be paid (which generally occurs on the quarterly payment date), the Company will stop recognizing additional subordinated asset management fees on that particular CDO and will reverse any subordinated asset management fees that are accrued and unpaid. The Company will begin accruing the subordinated asset management fee again if payment resumes and, in management’s estimate, continued payment is reasonably assured. If payment were to resume but the Company was unsure of continued payment, it would recognize the subordinated asset management fee as payments were received and would not accrue such fees on a monthly basis.

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

In the case of Investment Vehicles other than CDOs, generally the Company earns a base fee and in some cases also earns an incentive fee.  Base fees will generally be recognized on a monthly basis as services are performed and will be paid monthly or quarterly.  The contractual terms of each arrangement will determine the Company’s revenue recognition policy for incentive fees in each case.  However, in all cases, the Company does not recognize revenue until it is fixed and determinable.

New issue and advisory

New issue and advisory revenue includes: (i) new issue revenue associated with originating, arranging, or placing newly created financial instruments and (ii) revenue from advisory services.  New issue and advisory revenue is recognized when all services have been provided and payment is earned.

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

Other income / (loss) includes foreign currency gains and losses, interest earned on cash and cash equivalents, interest earned and losses incurred on notes receivable, and other miscellaneous income including revenue from revenue sharing arrangements.

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

O. Non-Controlling Interest

Subsequent to the consummation of the Merger on December 16, 2009, member interests in the Operating LLC, other than the interests held by the Company, are treated as a non-controlling interest. As of December 31, 2016 and 2015, the Company directly owned approximately 68.9% and 71.3%, respectively, of the Operating LLC.

P. Equity-Based Compensation

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

If the grants qualify for equity treatment, the value of the grant is recorded as an expense as part of compensation and benefits in the consolidated statements of operations. The expense is recorded ratably over the service period as defined in FASB ASC 718, which is generally the vesting period. The offsetting entry is to stockholders’ equity and non-controlling interest. In the case of grants that qualify for equity treatment, compensation expense is fixed on the date of grant. The only subsequent adjustments made would be to account for differences between actual forfeitures of grants when an employee leaves the Company and initial estimate of forfeitures.

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

From time to time, the Company has issued equity to non-employees as compensation for services. The Company follows the provisions of FASB ASC 505-50, Equity-Based Payments to Non Employees (“FASB ASC 505-50”).  In those cases, the accounting treatment is materially the same as described for employees except that the fair value of the grant is determined at the earlier of (i) the performance commitment date or (ii) the actual completion date of services. FASB ASC 505-50 describes the performance commitment date as the date when performance by the non-employee is probable because of sufficiently large disincentives in the event of nonperformance. If the sole remedy for the non-employee’s lack of performance is either the non-employee’s forfeiture of the equity instruments or the entity’s ability to sue the non-employee, those remedies should not, by themselves, be considered sufficiently large disincentives to nonperformance. When the Company has issued non employees grants, generally it has determined that the measurement date is the actual date of completion of services, which in the Company’s case, is the vesting date of the underlying grant.

Q. Accounting for Income Taxes

IFMI is treated as a C corporation for United States federal and state income tax purposes.

The Company’s majority owned subsidiary, the Operating LLC, is treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which it does business. However, in the periods presented, the Operating LLC or its subsidiaries have been subject to entity level income taxes in the United Kingdom, Spain, France, New York City, Pennsylvania, Philadelphia, and Illinois. Beginning on April 1, 2006, the Company qualified for Keystone Opportunity Improvement Zone (“KOZ”) benefits, which exempts the Operating LLC and its members from Philadelphia and Pennsylvania state income and capital stock franchise tax liabilities. Assuming the Company remains in its current location in Philadelphia, it will be entitled to KOZ benefits through October 31, 2018.

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

R. Other Comprehensive Income / (Loss)

The Company reports the components of comprehensive income / (loss) within the consolidated statements of operations and comprehensive income / (loss). Comprehensive income / (loss) includes net income / (loss) and foreign translation adjustment.

S. Earnings / (Loss) Per Common Share

In accordance with FASB ASC 260, Earnings Per Share (“FASB ASC 260”), the Company presents both basic and diluted earnings / (loss) per common share in its consolidated financial statements and footnotes. Basic earnings / (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss allocable to common stockholders or members by the weighted average number of common shares and restricted stock entitled to non-forfeitable dividends outstanding for the period. Diluted earnings per common share (“Diluted EPS”) reflects the potential dilution of common stock equivalents (such as restricted stock and restricted units entitled to forfeitable dividends, and in-the-money stock options), if they are not anti-dilutive. See note 23 for the computation of earnings/(loss) per common share.

T. Recent Accounting Developments

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces existing revenue recognition guidance in Topic 605, Revenue Recognition.  The core principle of this ASU is to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.   Subsequently, the FASB issued a series of modifying ASUs that do not change the core principle of the guidance stated in ASU 2014-09.    The modifying ASUs include:   ASU 2016-08, Revenue from Contracts with Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Identifying Performance Obligations and Licensing;  ASU 2016-12, Narrow Scope Improvements and Practical Expedients;, ASU 2016-20, Technical Corrections and Improvements to Topic 606.  The Company must adopt the amendments in ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 with the adoption of ASU 2014-09.  The effective date for all of the amendments in these ASUs is for annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date.   Early application is permitted.  The Company has determined that the guidance will have no impact on our revenue recognition for items that we record as a component of net trading and principal transactions within our consolidated statement of operations.  The Company is still in the process of evaluating the impact on items that we record as a component of asset management; new issue and advisory; and other income in our consolidated statement of operations.  The Company expects to complete the assessment during 2017.

In February 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10).  The amendments in ASU 2016-01, among other things:  require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and liabilities by measurement category and form of financial asset; and eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the impact of these amendments on the presentation in its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This ASU simplifies several aspects of the accounting for share-based payment award transactions including:  (i) income tax consequences; (ii) classification of awards as either equity or liabilities; and (iii) classification on the statement of cash flows.  The effective date for this ASU is for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  The amendments in this ASU provide cash flow statement classification guidance on eight specific cash flow presentation issues with the objective of reducing existing diversity in practice.  This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early application is permitted, including adoption in an interim period.  The Company is currently evaluating the new guidance to determine the impact it may have on the its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The amendments eliminate the exception of an intra-entity transfer of an asset other than inventory.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within these years. Early adoption is permitted.  The Company is currently evaluating the new guidance to determine the impact it may have on its financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control.  The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control.  If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity.  The ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those years.  Early adoption is permitted including adoption in an interim period.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In January 201,7 the FASB issued ASU 2017-01, Business Combinations (Topic 805):  Clarifying the Definition of a Business.  The amendments in this ASU clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods.  Early adoption is permitted under certain circumstances.  The amendments should be applied prospectively as of the beginning of the period of adoption.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

U. Business Concentration

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

SUMMARY OF REVENUE CONCENTRATION
(Dollars in Thousands)

	For the Year Ended December 31,
	2016	2015	2014
CDO Asset Management
CDO asset management revenue and related service agreements	$7,644	$8,678	$10,999
Total asset management revenue	$8,594	$9,682	$14,496
Total revenues	$55,348	$46,156	$55,750
CDO asset management % as compared to total asset management fees	89%	90%	76%
CDO asset management % as compared to total revenues	14%	19%	20%

Principal Transactions
Principal transactions and other income	$4,667	$78	$7,979
Principal transactions % as compared to total revenues	8%	0%	14%

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of December 31, 2016 and 2015, the fair value of the Company’s debt was estimated to be $37,121 and $35,200, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

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

In connection with the closing of the transactions contemplated by the Definitive Agreements, on September 25, 2013, Mead Park Capital purchased 1,949,167 shares of the Company’s Common Stock and EBC, as assignee of CBF, purchased 800,000 shares of the Company’s Common Stock, in each case, at $2.00 per share for a combined investment of $5,498. Mead Park Capital also purchased convertible senior promissory notes in the aggregate principal amount of $5,848, which are convertible in accordance with the terms of the note into 1,949,167 shares at $3.00 per share. In addition, EBC, as assignee of CBF, purchased a convertible senior promissory note in the aggregate principal amount of $2,400, which is convertible in accordance with its terms into 800,000 shares at $3.00 per share.  Daniel G. Cohen is a trustee of EBC. The convertible notes issued under the definitive agreements and described above (the “8.0% Convertible Notes”) have an 8.0% annual interest rate and will mature on September 25, 2018.   See notes 17 and 28 for further discussion about the 8.0% Convertible Notes.

In connection with the transactions contemplated by the Definitive Agreements, on May 9, 2013, the Company’s board of directors adopted a Section 382 Rights Agreement (the “Rights Agreement”) in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its net operating loss and net capital loss carry to reduce potential future federal income tax obligations.  See note 18.

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

Subsequent Transaction between Certain Shareholders of the Company

On August 28, 2015, Mead Park Capital sold $4,386 of the 8.0% Convertible Notes and 1,461,876 shares of the Company’s Common Stock to certain accounts controlled by family members of Daniel G. Cohen.  The Company’s Common Stock and 8.0% Convertible Notes sold in this transaction represented substantially all of the amounts beneficially owned by Mr. DiMaio.  See Note 28.

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

The Termination Agreement provided that, during the period beginning on October 16, 2015 and ending on October 16, 2016 (the “Termination Agreement Period”), if the Company or its majority owned subsidiary, IFMI, LLC ,made any public or nonpublic offering or sale of any securities (“New Securities”), subject to certain exceptions, then Mr. Ricciardi would be afforded the opportunity to acquire, for the same price and on the same terms as such New Securities proposed to be offered to others, up to the amount of New Securities required to enable Mr. Ricciardi to maintain his proportionate equivalent interest in the Company immediately prior to any such issuance of New Securities.

In addition, pursuant to the Termination Agreement, if, during the Termination Agreement Period, any meeting occurred at which the Company’s stockholders voted for the election of the Company’s directors, then (i) the Company’s board of directors would nominate Mr. Ricciardi to stand for election to the board at such meeting and (ii) the Company’s board of directors would (a) recommend to the Company’s stockholders the election of Mr. Ricciardi at such meeting and (b) solicit proxies for Mr. Ricciardi in connection with such meeting to the same extent as it would for any of its other nominees to the Company’s board of directors.

At the Company’s annual meeting held on December 21, 2015, Mr. Ricciardi did not receive enough votes to qualify for reelection and therefore is no longer a member of the board.

5. SALES

Sale of Star Asia Group

On February 20, 2014, the Company completed the sale of all of its ownership interests in the Star Asia Group.  The Company received an initial upfront payment of $20,043 and will receive contingent payments equal to 15% of certain revenues generated by certain Star Asia Group entities.

          As a result of the sale of the Star Asia Group, the Company recorded a gain of $78 in the first quarter of 2014, which was included as a component of principal transactions and other income in the consolidated income statement.  The Company’s accounting policy is to record contingent payments receivable as income as they are earned.  Contingent income is recorded as a component of principal transactions and other income.  The Company earned $1,583 and $2,162 for the years ended December 31, 2016 and 2015, respectively.

Termination of Sale of European Operations

On March 10, 2017, the Operating LLC issued a convertible note in the aggregate principal amount of $15,000 to DGC Family Fintech Trust, a trust established by Daniel G Cohen, the president and chief executive of its European operations and vice chairman of its board of directors.  The convertible note was issued in exchange for $15,000 in cash.  The note has a 5 year maturity and calls for quarterly interest only payments.  Interest accrues at 8% per annum.  The note is convertible at the option of the holder thereof, in whole or in part at any time prior to maturity, into units of membership interests of the Operating LLC at a conversion price of $1.45 per unit.  Pursuant to the Note, the Company agreed to pay to DGC Family Fintech Trust a $600 transaction fee (the “Transaction Fee”).  See note 30.

As previously disclosed on August 19, 2014, the Company entered into the European Sale Agreement to sell its European operations to C&Co Europe Acquisition LLC, an entity controlled by Mr. Cohen for approximately $8,700. The transaction was subject to customary closing conditions and regulatory approval from the United Kingdom FCA.

The European Sale Agreement originally had a termination date of March 31, 2015, which date was extended on two separate occasions, the last time to December 31, 2015.  After December 31, 2015, either party was able to terminate the transaction.

In connection with the most recent extension of the European Sale Agreement’s termination date, the parties to the transaction agreed that upon a termination of the European Sale Agreement by either party, Mr. Cohen’s employment agreement would be amended to reduce the payment the Company was required to pay to Mr. Cohen in the event his employment was terminated without “cause” or for “good reason” (as such terms are defined in Mr. Cohen’s employment agreement) from $3,000 to $1,000.  In addition, the parties agreed that upon a  termination of the European Sale Agreement by either party, Mr. Cohen was required to pay to the Company $600 representing a portion of the transaction costs incurred by the Company (the “Termination Fee”).

On March 10, 2017, C&Co Europe Acquisition LLC terminated the European Sale Agreement.

In connection with the issuance of the $15,000 convertible note and the termination of the European Sale Agreement, the Company agreed that Mr. Cohen’s obligation to pay the Termination Fee was offset in its entirety by the Company’s obligation to pay the Transaction Fee.  However, the amendment to Mr. Cohen’s employment agreement described above became effective.

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	As of December 31,
	2016	2015
Deposits with clearing organizations	$750	$864
Unsettled regular way trades, net	3,337	4,367
Receivable from clearing organizations	77,091	34,581
Receivables from brokers, dealers, and clearing agencies	$81,178	$39,812

Amounts payable to brokers, dealers, and clearing agencies consisted of the following at December 31, 2016 and 2015.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	As of December 31,
	2016	2015
Margin payable	$85,761	$55,779
Payables to brokers, dealers, and clearing agencies	$85,761	$55,779

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

Margin payable represents amounts borrowed from Pershing, LLC to finance the Company’s trading portfolio. Effectively, all of the Company’s investments-trading and deposits with clearing organizations serve as collateral for the margin payable. These assets are held by the Company’s clearing agency.  The Company incurred interest on margin payable of $625,  $548, and $447 for the years ended December 31, 2016,  2015, and 2014,  respectively.

7. OTHER RECEIVABLES

Other receivables consisted of the following.

OTHER RECEIVABLES
(Dollars in Thousands)

	As of December 31,
	2016	2015
Asset management fees	$2,121	$1,802
New issue and advisory fees	289	635
Accrued interest and dividends receivable	1,523	810
Revenue share receivable	1,190	605
Other	102	227
Other receivables	$5,225	$4,079

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

8. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-Trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	As of December 31,
	2016	2015
U.S. government agency MBS and CMOs	$9,539	$3,225
U.S. government agency debt securities	30,681	12,737
RMBS	70	98
U.S. Treasury securities	-	1,355
Other ABS	1	2,048
SBA loans	18,416	29,931
Corporate bonds and redeemable preferred stock	45,271	19,873
Foreign government bonds	339	-
Municipal bonds	43,759	24,053
Certificates of deposit	240	263
Derivatives	8,763	1,158
Equity securities	99	-
Investments-trading	$157,178	$94,741

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	As of December 31,
	2016	2015
U.S. Treasury securities	$56,329	$12,050
Corporate bonds and redeemable preferred stock	18,552	25,851
Municipal bonds	20	20
Derivatives	10,282	1,181
Equity securities	-	82
Trading securities sold, not yet purchased	$85,183	$39,184

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the change in unrealized gains (losses) in the amount of $(2,851) and $296 for years ended December 31, 2016 and 2015, respectively, in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	As of December 31, 2016
	Cost	Carrying Value	Unrealized Gain / (Loss)
CLOs	$7,312	$6,733	$(579)
CDOs	191	28	(163)
EuroDekania	4,969	1,165	(3,804)
Residential loans	88	360	272
Foreign currency forward contracts	-	17	17
Other investments, at fair value	$12,560	$8,303	$(4,257)

	As of December 31, 2015
	Cost	Carrying Value	Unrealized Gain / (Loss)
CLOs	$14,877	$11,569	$(3,308)
CDOs	193	34	(159)
EuroDekania	5,300	2,502	(2,798)
Tiptree (1)	1,009	353	(656)
Other securities	176	43	(133)
Residential loans	111	383	272
Foreign currency forward contracts	-	(4)	(4)
Other investments, at fair value	$21,666	$14,880	$(6,786)

(1)

The Company had an equity investment in Tiptree, a diversified holding company.  The Company owned less than 1% of Tiptree.  The Company elected to carry its investment in Tiptree under the fair value option provisions of FASB ASC 825.  See note 3-E for further information.

9. FAIR VALUE DISCLOSURES

Fair Value Option

The Company has elected to account for certain of its other financial assets at fair value under the fair value option provisions of FASB ASC 825. The primary reason for electing the fair value option was to reduce the burden of monitoring the differences between the cost and the fair value of the Company’s investments, previously classified as available for sale securities, including the assessment as to whether the declines are temporary in nature and to further remove an element of management judgment.

Such financial assets accounted for at fair value include:

•securities that would otherwise qualify for available for sale treatment;

•investments in equity method affiliates where the affiliate has all of the attributes in FASB ASC 946-10-15-2 (commonly referred to as investment companies); and

•investments in residential loans.

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net losses of $436,  $3,832, and $531 related to changes in fair value of investments that are included as a component of other investments, at fair value during the years ended December 31, 2016,  2015, and 2014, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. There were no transfers between level 1 and level 2 of the fair value hierarchy during 2016 or 2015.    Reclassifications between levels of the fair value hierarchy are reported as transfers in or transfers out as of the beginning of the period in which reclassifications occur.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2016
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$9,539	$-	$9,539	$-
U.S. government agency debt securities	30,681	-	30,681	-
RMBS	70	-	70	-
Other ABS	1	-	1	-
SBA loans	18,416	-	18,416	-
Corporate bonds and redeemable preferred stock	45,271	-	45,271	-
Foreign government bonds	339	-	339	-
Municipal bonds	43,759	-	43,759	-
Certificates of deposit	240	-	240	-
Derivatives	8,763	-	8,763	-
Equity securities	99	99	-	-
Total investments - trading	$157,178	$99	$157,079	$-

Other investments, at fair value:
CLOs	$6,733	$-	$-	$6,733
CDOs	28	-	-	28
Residential loans	360	-	360	-
Foreign currency forward contracts	17	17	-	-
	7,138	$17	$360	$6,761
Equity investment in EuroDekania (1)	1,165
Total other investments, at fair value	$8,303
Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$56,329	$56,329	$-	$-
Corporate bonds and redeemable preferred stock	18,552	-	18,552	-
Municipal bonds	20	-	20	-
Derivatives	10,282	-	10,282	-
Total trading securities sold, not yet purchased	$85,183	$56,329	$28,854	$-

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2015
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$3,225	$-	$3,225	$-
U.S. government agency debt securities	12,737	-	12,737	-
RMBS	98	-	98	-
U.S. Treasury securities	1,355	1,355	-	-
Other ABS	2,048	-	2,048	-
SBA loans	29,931	-	29,931	-
Corporate bonds and redeemable preferred stock	19,873	-	19,873	-
Municipal bonds	24,053	-	24,053	-
Certificates of deposit	263	-	263	-
Derivatives	1,158	-	1,158	-
Total investments - trading	$94,741	$1,355	$93,386	$-

Other investments, at fair value:
CLOs	$11,569	$-	$-	$11,569
CDOs	34	-	-	34
Residential loans	383	-	383	-
Foreign currency forward contracts	(4)	(4)	-	-
Equity investment in Tiptree (2)	353	353	-	-
Other equity securities	43	28	15	-
	12,378	377	398	11,603
Equity investment in EuroDekania (1)	2,502
Total other investments, at fair value	$14,880

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$12,050	$12,050	$-	$-
Corporate bonds and redeemable preferred stock	25,851	-	25,851	-
Municipal bonds	20	-	20	-
Derivatives	1,181	-	1,181	-
Equity securities	82	82	-	-
Total trading securities sold, not yet purchased	$39,184	$12,132	$27,052	$-
(1)	Hybrid Securities fund – European.
(2)	Diversified Holding Company.

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

RMBS: The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. These valuations are based on a market approach. The Company generally classifies the fair value of these securities based on third party quotations within level 2 of the valuation hierarchy.

U.S. Treasury Securities: U.S. Treasury securities include U.S. Treasury bonds and notes and the fair values of the U.S. Treasury securities are based on quoted prices in active markets. Valuation adjustments are not applied. The Company classifies the fair value of these securities within level 1 of the valuation hierarchy.

CLOs, CDOs, and ABS: CLOs, CDOs, and ABS are interests in securitizations. ABS may include, but are not limited to, securities backed by auto loans, credit card receivables, or student loans. Where the Company is able to obtain independent market quotations from at least two broker-dealers and where a price within the range of at least two broker-dealers is used or market price quotations from third party pricing services is used, these interests in securitizations will generally be classified as level 2 of the valuation hierarchy. These valuations are based on a market approach. The independent market quotations from broker-dealers are generally nonbinding. The Company seeks quotations from broker-dealers that historically have actively traded, monitored, issued, and been knowledgeable about the interests in securitizations. The Company generally believes that to the extent that it (1)  receives two quotations in a similar range from broker-dealers knowledgeable about these interests in securitizations and (2)  believes the broker-dealers gather and utilize observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources, then classification as level 2 of the valuation hierarchy is appropriate. In the absence of two broker-dealer market quotations, a single broker-dealer market quotation may be used without corroboration of the quote in which case the Company generally classifies the fair value within level 3 of the valuation hierarchy.

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

Foreign Government Bonds: The fair value of foreign government bonds are estimated using valuations provided by third party pricing services and are valued within level 2 of the fair value hierarchy.

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

In other cases, the Company has owned investments in investment funds having the attributes of investment companies as described in FASB ASC 946-15-2. The Company estimates the fair value of these entities using the reported net asset value per share as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. The Company does not classify these investments within the fair value hierarchy.

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

LEVEL 3 INPUTS
For the Year Ended December 31, 2016
(Dollars in Thousands)

	December 31, 2015	Net trading	Gains and losses (1)	Transfers out of Level 3	Accretion of income	Purchases	Sales and returns of capital	December 31, 2016	Change in unrealized gains /(losses) for the period included in earnings (2)
Other investments, at fair value:
CLOs	$11,569	$-	$1,413	$-	$1,213	$-	$(7,462)	$6,733	$1,563
CDOs	34	-	(4)	-	-	-	(2)	28	(4)
Total other investments, fair value	$11,603	$-	$1,409	$-	$1,213	$-	$(7,464)	$6,761	$1,559

(1)   Recorded as a component of principal transactions and other income in the consolidated statement of operations.

(2)Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

LEVEL 3 INPUTS
For the Year Ended December 31, 2015
(Dollars in Thousands)

	December 31, 2014		Net trading	Gains and losses (1)		Transfers out of Level 3	Accretion of income	Purchases	Sales and returns of capital	December 31, 2015	Change in unrealized gains /(losses) for the period included in earnings (2)
Other investments, at fair value:
CLOs	$21,518	$		$(3,884)	$		$2,333	$-	$(8,398)	$11,569	$(1,687)
CDOs	11		-	23		-	-	-	-	34	23
Total other investments, fair value	$21,529		$-	$(3,861)		$-	$2,333	$-	$(8,398)	$11,603	$(1,664)

(1)   Recorded as a component of principal transactions and other income in the consolidated statement of operations.

(2)Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

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

Investments-trading: During the years ended December 31, 2016 and 2015,  there were no transfers into or out of level 3 of the valuation hierarchy.

 Other investments, at fair value:  During the years ended December 31, 2016 and 2015,  there were no transfers into or out of level 3 of the valuation hierarchy.

 The following tables provide the quantitative information about level 3 fair value measurements as of December 31, 2016 and 2015.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2016	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$6,733	Discounted Cash Flow Model	Yield	16.1%	11.8% - 25.0%
			Duration (years)	5.8	5.3 - 6.6
			Default rate	2.0%	2.0% - 2.0%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2015	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$11,569	Discounted Cash Flow Model	Yield	20.1%	16.0 - 30%
			Duration (years)	6.6	6.3 - 7.6
			Default rate	2.0%	2.0% - 2.0%
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

Investments in Certain Entities that Calculate Net Asset Value Per Share (or  its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at December 31, 2016 and 2015.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value
	December 31, 2016
	(Dollars in Thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$1,165	N/A	N/A	N/A
	$1,165

	Fair Value
	December 31, 2015
	(Dollars in Thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$2,502	N/A	N/A	N/A
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

10. DERIVATIVE FINANCIAL INSTRUMENTS

FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”), provides for optional hedge accounting. When a derivative is deemed to be a hedge and certain documentation and effectiveness testing requirements are met, reporting entities are allowed to record all or a portion of the change in the fair value of a designated hedge as an adjustment to OCI rather than as a gain or loss in the statements of operations. To date, the Company has not designated any derivatives as hedges under the provisions included in FASB ASC 815.

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

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of December 31, 2016 and 2015,  the Company had outstanding foreign currency forward contracts with a notional amount of 1.625 million and 2.75 million Euros, respectively.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures.  The Company carries the EuroDollar future contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets.  As of December 31, 2016 and 2015, the Company had no outstanding EuroDollar future contracts.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments—trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At December 31, 2016, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $1,045,384 and open

TBA and other forward MBS sale agreements in the notional amount of $1,045,384. At December 31, 2015, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $699,460 and open TBA and other forward agency MBS sale agreements in the notional amount of $677,450.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price.  At December 31, 2016, the Company had open forward purchase commitments of $0 and open forward sale commitments of $0.  At December 31, 2015, the Company had open forward purchase commitments of $3,075 and open forward sale commitments of $0.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of December 31, 2016 and 2015.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

		As of December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	2016	2015
TBA and other forward agency MBS	Investments-trading	$8,763	$1,158
Other extended settlement trades	Investments-trading	-	-
Foreign currency forward contracts	Other investments, at fair value	17	(4)
TBA and other forward agency MBS	Trading securities sold, not yet purchased	(10,282)	(1,181)
Other extended settlement trades	Trading securities sold, not yet purchased	-	-
		$(1,502)	$(27)

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

		For the Year Ended December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2016	2015	2014
Foreign currency forward contracts	Revenues-principal transactions and other income	$38	$374	$(167)
Other extended settlement trades	Revenues-net trading	-	3	(2)
TBA and other forward agency MBS	Revenues-net trading	7,993	5,298	2,180
		$8,031	$5,675	$2,011

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

 The Company primarily enters into reverse repurchase agreements as part of its matched book repo financing business.  It may also enter into reverse repurchase agreements to acquire securities to cover short positions or as an investment. The Company enters into repurchase agreements as part of its matched book repo financing business and, in some cases, to finance the Company’s securities positions held in inventory.

At December 31, 2016 and 2015, the Company held reverse repurchase agreements of $281,821 and $128,011, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $294,516 and $137,232, respectively. As of December 31, 2016, the reverse repurchase agreement balance was comprised of receivables collateralized by eight securities with three counterparties.  As of December 31, 2015, the reverse repurchase agreement balance was comprised of receivables collateralized by three securities with a single counterparty.

At December 31, 2016 and 2015, the Company had repurchase agreements of $295,445 and $127,913, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $309,256 and $137,232, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

The following table is a summary of the remaining contractual maturity of the gross obligations under repurchase agreements accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown.

REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS
(Dollars in Thousands)
December 31, 2016

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS	$-	$281,670	$-	$-	$281,670
SBA Loans	13,775	-	-		13,775
	$13,775	$281,670	$-	$-	$295,445

Amount recognized					$295,445

REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS
(Dollars in Thousands)
December 31, 2015

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS	$-	$127,913	$-	$-	$127,913
	$-	$127,913	$-	$-	$127,913

Amount recognized					$127,913

12. GOODWILL

Goodwill is comprised of the following.

GOODWILL
(Dollars in Thousands)

	As of December 31,
	2016	2015
AFN	$110	$110
JVB	7,882	7,882
Goodwill	$7,992	$7,992

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

AFN Goodwill

The annual impairment testing date for the AFN Goodwill is October 1. The first testing date following the Merger was October 1, 2010. The Company determined the goodwill was not impaired as of October 1, 2016, 2015, and 2014.

JVB Goodwill

The annual impairment testing date for the JVB Goodwill is January 1. The first testing date after the acquisition was January 1, 2012. The Company determined the goodwill was not impaired as of January 1, 2017, 2016, and 2015.

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

13. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets are comprised of the following.

OTHER ASSETS
(Dollars in Thousands)

	As of December 31,
	2016	2015
Deferred costs	$600	$600
Prepaid expenses	976	1,355
Prepaid income taxes	99	4
Security deposits	1,799	1,845
Miscellaneous other assets	138	161
Cost method investment	25	11
Furniture, equipment, and leasehold improvements, net	498	566
Intangible assets	166	166
Other assets	$4,301	$4,708

Accounts payable and other liabilities are comprised of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	As of December 31,
	2016	2015
Accounts payable	$326	$494
Redeemable financial instrument	6,761	-
Rent payable	54	390
Accrued interest payable	305	138
Accrued interest on securities sold, not yet purchased	512	491
Payroll taxes payable	576	594
Other general accrued expenses	1,084	1,255
Accounts payable and other liabilities	$9,618	$3,362

Redeemable Financial Instrument

On October 3, 2016, IFMI, LLC entered into an Investment Agreement (the “Investment Agreement”), by and between  Operating LLC and JKD Capital Partners I LTD (the “Investor”), in which the Investor agreed to invest up to $12,000 in IFMI, LLC (the “Investment”), $6,000 of which was invested on that date.   An additional $1,000 was invested in January 2017.  This initial $6,000 investment was recorded as a liability and is included as a component of accounts payable and other liabilities on the balance sheet. The Investor is owned by Jack DiMaio, the chairman of the Company’s board of directors, and his spouse.  See note 28.

In exchange for the Investment, the Operating LLC agreed to pay to the Investor during the term of the Investment Agreement an amount (“Investment Return”) equal to 50% of the difference between (i) the revenues generated during a quarter by the activities of the Institutional Corporate Trading Business of JVB and (ii) certain expenses incurred by such Institutional Corporate Trading Business.   This Investment Return is recorded monthly as interest expense (or interest income) and added to (or deducted from) the balance of the instrument.  Payments of the Investment Return are made on a quarterly basis to the Investor and reduces the balance of the instrument.

The term of the Investment Agreement commenced on October 3, 2016 and will continue until Redemption (as defined below) occurs, unless the Investment Agreement is earlier terminated.

The Investor may terminate the Investment Agreement (i) upon 90 days’ prior written notice to the Operating LLC if the Operating LLC or its affiliates modify any of their policies or procedures governing the operation of their businesses or change the way they operate their business and such modification has a material adverse effect on the amounts payable to the Investor under the Investment Agreement or (ii) upon 60 days’ prior written notice to the Operating LLC if the employment of Lester Brafman, the Company’s Chief Executive Officer, is terminated. The Operating LLC may terminate the Investment Agreement upon 60 days’ prior written notice to the Investor if Mr. DiMaio ceases to control the day-to-day operations of the Investor.

Upon a termination of the Investment Agreement, the Operating LLC will pay to the Investor an amount equal to the “Investment Balance” (as such term is defined in the Investment Agreement) as of the day prior to such termination.

At any time following October 3, 2019, the Investor or the Operating LLC may, upon two months’ notice to the other party, cause the Operating LLC to pay (a “Redemption”) to the Investor an amount equal to the “Investment Balance” (as such term is defined in the Investment Agreement) as of the day prior to such Redemption.

If the Operating LLC or JVB sells JVB’s Institutional Corporate Trading Business to any unaffiliated third party, and such sale is not part of a larger sale of all or substantially all of the assets or equity securities of the Operating LLC or JVB, the Operating LLC will to pay to the Investor an amount equal to 25% of the net consideration paid to the Operating LLC in connection with such sale, after deducting certain amounts and certain expenses incurred by the Operating LLC or JVB in connection with such sale.  See Note 17.

14. FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment, and leasehold improvements, net, which are included as a component of other assets on the consolidated balance sheets, are as follows.

FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET
(Dollars in Thousands)

		As of December 31,
	Estimated Useful Lives	2016	2015
Furniture and equipment	3 to 5 Years	$1,712	$2,758
Leasehold improvements	5 to 10 Years	686	4,161
		2,398	6,919
Accumulated depreciation		(1,900)	(6,353)
Furniture, equipment, and leasehold improvements, net		$498	$566

For the year ended December 31, 2016, the Company wrote-off fully depreciated furniture and equipment and leasehold improvements of $4,671.

The Company recognized depreciation and amortization expense of $291,  $733, and $1,103 for the years ended December 31, 2016,  2015, and 2014, respectively, as a component of depreciation and amortization on the consolidated statements of operations. For the years ended December 31, 2016,  2015, and 2014,  $291,  $733, and $1,078, respectively, represented depreciation of furniture, equipment, and leasehold improvements and the remainder represented amortization of certain intangible assets.

15. INVESTMENTS IN EQUITY METHOD AFFILIATES

As of December 31, 2016 and 2015, the Company had no investments accounted for under the equity method.  The Company has had certain equity method affiliates for which it has elected the fair value option. See note 3-F.

Equity method accounting requires that the Company record its investment on the consolidated balance sheets and recognize its share of the affiliate’s net income as earnings each year. During the year ended December 31, 2014, the Company recognized $27, of income from equity method affiliates.  All of the investments accounted for under the equity method were either sold or liquidated prior to December 31, 2014.  See note 28 for information regarding transactions with the Company’s equity method investees.

16. VARIABLE INTEREST ENTITIES

As a general matter, a reporting entity must consolidate a VIE when it is deemed to be the primary beneficiary.  The primary beneficiary is the entity that has both (a) the power to direct the matters that most significantly impact the VIE’s financial performance and (b) a significant variable interest in the VIE.  For the reporting periods presented herein, the Company has determined that it is not the primary beneficiary of, and therefore has not consolidated, any VIE.

The Company’s Principal Investing Portfolio

For each investment made within the principal investing portfolio, the Company assesses whether the investee is a VIE and if the Company is the primary beneficiary.  As of December 31, 2016, the Company had variable interests in various securitization VIEs, but determined that it was not the primary beneficiary, and, therefore, was not consolidating the securitization VIEs.  The maximum potential financial statement loss the Company would incur if the securitization vehicles were to default on all of their obligations would be the loss of value of the interests in securitizations that the Company holds in its inventory at the time.  The Company did not provide financial support to these VIEs during years ended December 31, 2016 and 2015 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2016 and 2015.

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

The Company’s Trading Portfolio

From time to time, the Company may have an interest in a VIE through the investments it makes as part of its trading activities.  Because of the high volume of trading activity the Company experiences, the Company does not perform a formal assessment of each individual investment within its trading portfolio to determine if the investee is a VIE and if the Company is a primary beneficiary.  Even if the Company were to obtain a variable interest in a VIE through its trading portfolio, the Company would not be deemed to be the primary beneficiary for two main reasons: (a) the Company does not usually obtain the power to direct activities that most significantly impact any investee’s financial performance  and (b) a scope exception exists within the consolidation guidance for cases where the reporting entity is a broker-dealer and any control (either as the primary beneficiary of a VIE or through a controlling interest in a voting interest entity) was deemed to be temporary.  In the unlikely case that the Company obtained the power to direct activities and obtained a significant variable interest in an investee in its trading portfolio that was a VIE, any such control would be deemed to be temporary due to the rapid turnover within the trading portfolio.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 12) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold but not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at December 31, 2016 and 2015.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	As of December 31,
	2016	2015
Other Investments, at fair value	$6,761	$11,603
Maximum Exposure	$6,761	$11,603

17. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		As of December 31, 2016	As of December 31, 2015	Interest Rate Terms	Interest (3)	Maturity
Contingent convertible debt:
8.00% contingent convertible senior notes (the "8.0% Convertible Notes")	$8,248		$8,248	$8,248	Fixed	8.00%	September 2018 (1)
Less unamortized debt issuance costs			(274)	(410)
	8,248		7,974	7,838
Junior subordinated notes:
Alesco Capital Trust I	28,125	(2)	12,577	12,084	Variable	5.00%	July 2037
Sunset Financial Statutory Trust I	20,000	(2)	8,972	8,613	Variable	5.15%	March 2035
	$48,125		21,549	20,697
Total			$29,523	$28,535

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

As of December 31, 2016, the Company was in compliance with the covenants of the 8.0% Convertible Notes and has paid all of the interest due thereunder in cash.

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

The junior subordinated notes are payable to two special purpose trusts:

1. Alesco Capital Trust I:  $28,995 in aggregate principal amount issued in June 2007.  The notes mature on July 30, 2037 and may be called by the Company at any time. The notes accrue interest payable quarterly at a floating interest rate equal to LIBOR plus 400 basis points per annum through July 30, 2037. All principal is due at maturity. Alesco Capital Trust I simultaneously issued 870 shares of Alesco Capital Trust I’s common securities to the Company for a purchase price of $870, which constitutes all of the issued and outstanding common securities of Alesco Capital Trust I.

2. Sunset Financial Statutory Trust I (“Sunset Financial Trust”):  $20,619 in aggregate principal amount issued in March 2005. The notes mature on March 30, 2035. The notes accrue interest payable quarterly at a floating rate of interest of 90-day LIBOR plus 415 basis points. All principal is due at maturity. Sunset Financial Trust simultaneously issued 619 shares of Sunset Financial Trust’s common securities to the Company for a purchase price of $619, which constitutes all of the issued and outstanding common securities of Sunset Financial Trust.

Alesco Capital Trust I and Sunset Financial Trust (collectively, the “Trusts”) described above are VIEs pursuant to variable interest provisions included in FASB ASC 810 because the holders of the equity investment at risk do not have adequate decision making ability over the Trusts’ activities. The Company is not the primary beneficiary of the Trusts as it does not have the power to direct the activities of the Trusts. The Trusts are not consolidated by the Company and, therefore, the Company’s consolidated financial statements include the junior subordinated notes issued to the Trusts as a liability, and the investment in the Trusts’ common securities as an asset. The common securities were deemed to have a fair value of $0 as of the Merger Date. These are accounted for as cost method investments; therefore, the Company does not adjust the value at each reporting period. Any income generated on the common securities is recorded as interest income, a component of interest expense, net, in the consolidated statement of operations.

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

Deferred Financing

The Company paid $670 of deferred financing costs associated with the issuance of the 8.0% Convertible Notes.  This amount was initially recorded as a discount on debt and is amortized to interest expense over the life of the notes under the effective interest method.  The Company recognized interest expense from deferred financing costs of $136,  $123, and $111 for the years ended December 31, 2016,  2015, and 2014, respectively

Interest Expense, net

Interest expense includes interest incurred in connection with the Company’s debt and redeemable financial instrument (see note 13), the amortization of deferred financing related to the 8.0% Convertible Notes, the amortization of discount related to the convertible senior notes and the junior subordinated notes,  and other miscellaneous items.

18. PERMANENT EQUITY

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

Preferred Stock

Series C Junior Participating Preferred Stock: Series C Junior Participating Preferred Stock (“Series C Preferred Stock”) was authorized by the Company’s board of directors in connection with the Stockholder Rights Plan discussed below. The Series C Preferred Stock has a par value of $0.001 per share and 10,000 shares were authorized as of December 31, 2016 and 2015.  The holders of Series C Preferred Stock are entitled to receive, when, as, and if declared by the Company’s board of directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September, and December in each year commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series C Preferred Stock. Dividends accrue and are cumulative. The holder of each share of Series C Junior Participating Preferred Stock is entitled to 10,000 votes on all matters submitted to a vote of the Company’s stockholders. Holders of Series C Preferred Stock are entitled to receive dividends, distributions or distributions upon liquidation, dissolution, or winding up of the Company in an amount equal to $100,000 per share of Series C Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions, whether or not declared, prior to payments made to holders of shares of stock ranking junior to the Series C Preferred Stock. The shares of Series C Preferred Stock are not redeemable. There were no shares of Series C Preferred Stock issued and outstanding as of December 31, 2016 and 2015.

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred  Stock (“Series E Preferred Stock”) has no economic rights but entitles Mr. Cohen, the Company’s vice chairman, to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  Each share of Series E Preferred Stock is entitled to one vote.  The 4,983,557 shares of Series E Preferred Stock currently outstanding are equivalent to the amount of Operating LLC membership units held by Mr. Cohen as of December 31, 2013.  See note 1. The Series E Preferred Stock effectively gives Mr. Cohen voting rights at the Company in the same proportion as his economic interest (as his membership units of the Operating LLC do not carry voting rights at the Company level).  The Series E Preferred Stock effectively enables Mr. Cohen to exercise approximately 29.2% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2016 (in addition to the voting power he holds through his common share ownership).  The terms of the Series E Preferred Stock provide that, if the Company causes the redemption of or otherwise acquires any of the Operating LLC units owned by Mr. Cohen as of May 9, 2013, then the Company will redeem an equal number of shares of Series E Preferred Stock.  The Series E Preferred Stock is otherwise perpetual. As of December 31, 2016, there were 4,983,557 shares of Series E Preferred Stock issued and outstanding. See Non-Controlling Interest — Future Conversion / Redemption of Operating LLC Units below.

Stockholder Rights Plan

In connection with the investments by Mead Park Capital and EBC (see note 4) on May 9, 2013, the Company’s board of directors adopted the Section 382 Rights Agreement between the Company and Computershare Shareowner Services LLC (the “2013 Rights Agreement”) in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its deferred tax assets to reduce potential future federal income tax obligations.  The Company’s board of directors authorized and declared a dividend distribution of one right for each share of the Company’s Common Stock outstanding at the close of business on May 20, 2013.  Each right entitled the registered holder to purchase from the Company one ten-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock at an exercise price of $100.00 per one ten-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock, subject to adjustment.

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

On August 3, 2016, the Company adopted a new Section 382 Rights Agreement (the “2016 Rights Agreement”) between the Company and Computershare, Inc. The Company’s board of directors adopted the 2016 Rights Agreement in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its net operating loss and net capital loss carry forwards to reduce potential future federal income tax obligations.

The 2016 Rights Agreement provides for a distribution of one preferred stock purchase right for each share of the Company’s Common Stock outstanding to stockholders of record at the close of business on August 15, 2016.  Each right entitles the registered holder to purchase from the Company a unit consisting of one ten-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock, par value $0.001 per share, at a Purchase Price of $100.00 per unit subject to adjustment.

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

The rights have no voting privileges and the Rights Agreement will expire on the earliest of (i) the close of business on December 31, 2019,  (ii) the time at which the rights are redeemed pursuant to the 2016 Rights Agreement, (iii) the time at which the rights are exchanged pursuant to the 2016 Rights Agreement, (iv) the repeal of Section 382 of the Internal Revenue Code or any successor statute if the Company’s board of directors determines that the 2016 Rights Agreement is no longer necessary or desirable for the preservation of certain tax benefits, and (v) the beginning of the taxable year of the Company in which the Company’s board of directors determines that certain tax benefits may not be carried forward.

No rights were exercisable at December 31, 2016. There was no impact to the Company’s financial results as a result of the adoption of the 2016 Rights Agreement. The terms and the conditions of the rights are set forth in the Section 382 Rights Agreement filed on Form 8-A with the Securities and Exchange Commission on August 3, 2016.

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

On March 17, 2016, the Company entered into a letter agreement (the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (“Agent”).  Pursuant to the 10b5-1 Plan, Agent agreed to use its commercially reasonable efforts to purchase, on the Company’s behalf, up to $1,000 of the shares of Common Stock on any day that the NYSE MKT was open for business.  Purchases made under the 10b5-1 Plan commenced on March 17, 2016 and ended on December 15, 2016.  Pursuant to the 10b5-1 Plan, purchases of Common Stock could be made in public and private transactions and were required to comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.

The 10b5-1 Plan was entered into in connection with the Company’s existing repurchase plan, as previously disclosed in the Company’s periodic reports, which permits the Company to repurchase shares of Common Stock from time to time in open market purchases or privately negotiated transactions.  During the twelve months ended December 31, 2016, the Company repurchased 220,680 shares in the open market (both pursuant to the 10b5-1 Plan and prior to it being in effect) for a total purchase price of $208.

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

Dividends and Distributions

During 2016,  2015, and 2014, the Company paid cash dividends on its outstanding Common Stock in the amount of $954,  $1,193, and $1,278, respectively. Pro-rata distributions were made to the other members of the Operating LLC upon the payment of dividends to the Company’s stockholders. During 2016,  2015, and 2014, the Company paid cash distributions of $425,  $427, and $419, respectively, to the holders of the non-controlling interest (that is, the members of the Operating LLC other than IFMI).

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans.  JVB is subject to net capital restrictions imposed by the SEC and FINRA, which require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit the Company’s ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFL is regulated by the FCA and must maintain certain minimum levels of capital but will allow withdrawal of excess capital without restriction. See note 22.

Shares Outstanding of Stockholders’ Equity of the Company

The following table summarizes the share transactions that occurred in stockholders’ equity during the years ended December 31, 2016,  2015, and 2014.

ROLLFORWARD OF SHARES OUTSTANDING OF
INSTITUTIONAL FINANCIAL MARKETS, INC.

	Common Stock	Restricted Stock	Total
December 31, 2013	14,398,579	411,126	14,809,705
Issuance of shares	186,342	-	186,342
Issuance as equity-based compensation	-	158,438	158,438
Vesting of shares / restricted units (1)	511,318	(378,868)	132,450
Shares withheld for employee taxes	(37,458)	-	(37,458)
Forfeiture / cancellation of restricted stock (2)	-	(32,258)	(32,258)
Repurchase and retirement of common stock	(200,000)	-	(200,000)
December 31, 2014	14,858,781	158,438	15,017,219
Issuance of shares	-	212,121	212,121
Issuance as equity-based compensation	-	153,471	153,471
Vesting of shares	176,338	(176,338)	-
Forfeiture / cancellation of restricted stock	-	(32,258)	(32,258)
Repurchase and retirement of common stock	(2,000,000)		(2,000,000)
December 31, 2015 (2)	13,035,119	315,434	13,350,553
Issuance as equity-based compensation	-	679,010	679,010
Vesting of shares	254,828	(254,828)	-
Shares withheld for employee taxes	(25,701)	-	(25,701)
Repurchase and retirement of common stock	(1,914,680)	-	(1,914,680)
December 31, 2016 (2)	11,349,566	739,616	12,089,182

(1)Vesting includes 132,450 of previously unvested restricted units of IFMI Common Stock for the year ended December 31, 2014.  See note 19.

(2)Excludes remaining restricted units of IFMI Common Stock. See note 19.

Non-Controlling Interest

Future Conversion / Redemption of Operating LLC Units

Of the 5,324,090 Operating LLC membership units not held by the Company as of December 31, 2016 and 2015, Daniel G. Cohen, the Company’s vice chairman, through CBF, a single member LLC, held 4,983,557 Operating LLC membership units. Each Operating LLC membership unit is redeemable at the member’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the holder’s redemption notice, or (ii) at the Company’s option, one share of the Company’s Common Stock subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’s Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock.

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

ROLLFORWARD OF UNITS OUTSTANDING OF
THE OPERATING LLC

	Units Held by IFMI	Units Held by Daniel G. Cohen	Units Held by Others	Total
December 31, 2013	14,571,658	4,983,557	340,533	19,895,748
Issuance of Units under UIS, net	459,219	-	-	459,219
Vesting of Units	-	-	186,342	186,342
Redemption of Operating LLC Units for IFMI Shares	186,342	-	(186,342)	-
Repurchase and retirement of Common Stock	(200,000)	-	-	(200,000)
December 31, 2014	15,017,219	4,983,557	340,533	20,341,309
Issuance of Units under UIS, net	212,121	-	-	212,121
Repurchase and retirement of Common Stock	(2,000,000)	-	-	(2,000,000)
December 31, 2015	13,229,340	4,983,557	340,533	18,553,430
Issuance of Units under UIS, net	467,002	-	-	467,002
Repurchase and retirement of Common Stock	(1,914,680)	-	-	(1,914,680)
December 31, 2016	11,781,662	4,983,557	340,533	17,105,752

The following schedule presents the impact to permanent equity from IFMI’s ownership interest in the Operating LLC.

	For the Year Ended December 31,
	2016	2015	2014
Net income / (loss) attributable to IFMI	$2,267	$(4,079)	$(2,585)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in IFMI's paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	(626)	90	215
Changes from net income / (loss) attributable to IFMI and transfers (to) from non-controlling interest	$1,641	$(3,989)	$(2,370)

19. EQUITY-BASED COMPENSATION

As described in note 3-P, the Company’s equity-based compensation paid to its employees is comprised of restricted units, restricted stock, and stock options.

The following table summarizes the amounts the Company recognized as equity-based compensation expense including restricted stock, restricted units, and stock options. These amounts are included as a component of compensation and benefits in the consolidated statements of operations. The remaining unrecognized compensation expense related to unvested awards at December 31, 2016 was $117 and the weighted average period of time over which this expense will be recognized is approximately 1.0 year.

The awards assume estimated forfeitures during the vesting period, which were updated to reflect the actual forfeitures that occurred during the relevant periods.

EQUITY-BASED COMPENSATION INCLUDED IN COMPENSATION AND BENEFITS
(Dollars in Thousands)

	For the Year ended December 31,
	2016	2015	2014
Equity based compensation expense	$1,165	$1,189	$1,319
Non-equity based compensation expense	29,967	26,839	28,445
Total compensation and benefits	$31,132	$28,028	$29,764

The following table summarizes the equity-based compensation by plan.  Each plan is discussed in detail below.

DETAIL OF EQUITY BASED COMPENSATION BY PLAN

	For the Year ended December 31,
	2016	2015	2014
The 2009 Equity Award Plan	$-	$-	$32
Restricted Stock or Units - 2006/2010 Plans	541	440	538
Options - 2010 Plan	624	749	749
Total equity based compensation expense	$1,165	$1,189	$1,319

Restricted Units of the Operating LLC

In January 2011, the Company issued 559,020 restricted units of the Operating LLC to certain employees. These units included a service requirement and vested over a three year period ending in January 2014 and were treated as compensation for future service. The weighted average grant date fair value for the restricted units was $4.89. As of December 31, 2016 and 2015, no restricted units of the Operating LLC were unvested. See note 18.

During the year ended December 2014, the total fair value of the restricted Operating LLC awards that vested based on the fair market value derived from the closing stock price of the Company’s Common Stock on the final vesting date in 2014 was $435.

The AFN 2006 Equity Incentive Plan and the Institutional Financial Markets Inc. 2010 Long-Term Incentive Plan – Restricted Common Stock, Restricted Units and Stock Options

In connection with the Merger, the Company assumed the AFN 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”). In addition, the Company adopted the Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan (the “2010 Equity Incentive Plan”) on April 22, 2010, which was approved by the Company’s stockholders at the Company’s annual meeting on December 10, 2010, amended on April 18, 2011, and amended and restated on March 8, 2012 and November 30, 2013.

         On October 27, 2016, the board of directors approved a 2,000,000 increase to the maximum number of shares of Common Stock available for issuance under the 2010 Equity Incentive Plan. This increase was approved by stockholders at the Company’s annual meeting on December 21, 2016.  The 2006 Equity Incentive Plan and the 2010 Equity Incentive Plan are collectively referred to as the “Equity Incentive Plans.” The Equity Incentive Plans provide for the granting of stock options, restricted Common Stock, restricted units, stock appreciation rights, and other share-based awards. The Equity Incentive Plans are administered by the compensation committee of the Company’s board of directors. As of December 31, 2016, 2,227,144 shares remained available to be issued under these plans.

RESTRICTED STOCK AND RESTRICTED UNITS - SERVICE BASED VESTING

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	311,300	$2.42	132,450	$1.51
Granted	158,438	2.43	-	-
Vested	(311,300)	2.42	(132,450)	1.51
Unvested at December 31, 2014	158,438	2.43	-	-
Granted	333,334	1.65	-	-
Vested	(176,338)	1.65	-	-
Unvested at December 31, 2015	315,434	1.65	-	-
Granted	679,010	0.81	-	-
Vested	(254,828)	1.65	-	-
Unvested at December 31, 2016	739,616	$0.81	-	$-

RESTRICTED STOCK AND RESTRICTED UNITS - PERFORMANCE AND SERVICE BASED VESTING

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Units (1)	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	99,826	$3.78	500,000	$-
Granted	-	-	-	-
Vested	(67,568)	4.89	-	-
Forfeited	(32,258)	1.47	-	-
Unvested at December 31, 2014	-	-	500,000	-
Granted	32,258	1.75	-	-
Vested	-	-	-	-
Forfeited	(32,258)	1.75	-	-
Unvested at December 31, 2015	-	-	500,000	-
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested at December 31, 2016	-	$-	500,000	$-

  (1)During the first quarter of 2012, the Company issued 500,000 restricted units of Common Stock to a non-employee. FASB ASC 505-50 requires that an equity instrument issued to a non-employee should be measured by using the stock price and other measurement assumptions as of the earlier of the date at which either (i) a commitment for performance by the counterparty has been reached or (2) the counterparty’s performance is complete. In accordance with FASB ASC 505-50, the Company will not accrue any expense until the actual vesting date occurs. See Contingent Issuance of Shares below.

The total fair value of all equity awards vested in each year based on the fair market value of the Company’s Common Stock on the vesting date during the years ended December 31, 2016,  2015, and 2014, was $289,  $288, and $1,086, respectively.

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

STOCK OPTIONS - SERVICE BASED VESTING

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Balance at January 1, 2015	3,192,857	$4.00	$0.70
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Balance at December 31, 2015	3,192,857	4.00	0.70	2.9
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Balance at December 31, 2016	3,192,857	$4.00	$0.70	1.9

Exercisable at December 31, 2016	3,192,857	$4.00

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing stock price of the Company’s Common Stock.  As of December 31, 2016 and 2015, all options were out of the money.

The fair values of the options granted during 2014 were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: (i) expected volatility – 68.1%; (ii) expected dividends – 3.42%; (iii) expected lives of options (in years) – 3.5; and (iv) risk free rate – 0.74%.

The expected volatility reflects IFMI’s past stock price volatility since December 16, 2009 (the Merger Date).  The expected life of the options was based on the estimated average life of the options using the simplified method. The Company utilized the simplified method to determine the expected life of the options due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns.   The risk free rate was derived from public data sources at the time of the grant. Compensation cost is recognized over the vesting term of the option using the straight-line method.

Contingent Issuance of Shares

On March 12, 2012, the Company entered into an agreement with unrelated third parties whereby the Company agreed to assist in the establishment of an international infrastructure finance business (“IIFC”). As consideration for the Company’s assistance in establishing IIFC, the Company receives 8.0% of certain revenues of the manager of IIFC. The IIFC revenue share arrangement expires when the Company has earned a cumulative $20,000 in revenue share payments or with the dissolution of IIFCs’ management company.  Also, in any particular year, the revenue share earned by the Company cannot exceed $2,000.

In connection with this revenue share arrangement, the Company issued 500,000 restricted units of Common Stock to the managing member of IIFC, which vest 1/3 when the Company receives $6,000 of cumulative revenue share payments, 1/3 when the Company receives $12,000 of cumulative revenue share payments, and 1/3 when the Company receives $18,000 of cumulative revenue share payments. In certain circumstances, the Company retains the right to deliver fixed amounts of cash to the managing member of IIFC as opposed to vested shares of Common Stock.  As of December 31, 2016, the Company has earned $1,131 under the revenue share arrangement.

As this grant of shares was to a non-employee, the Company will measure the fair value of this grant on the vesting date (based on its share price on those dates) rather than the grant date.  As the Company’s liability to issue these shares does not occur until it receives the cumulative revenue share amounts noted above, the Company will not record any share based compensation expense until those thresholds are met.  When each threshold is met, the Company will issue the relevant number of shares and will record share based compensation expense in an amount equal to the number of shares issued multiplied by the Company’s stock price at the date of issuance.

20. INCOME TAXES

IFMI is treated as a C corporation for United States federal income tax purposes. The components of income tax expense (benefit) included in the consolidated statements of operations for each year presented herein are shown in the table below.

INCOME TAX EXPENSE
(Dollars in Thousands)

	For the Year Ended December 31,
	2016	2015	2014
Current income tax expense (benefit)
Federal income tax expense (benefit)	$40	$61	$-
Foreign income tax expense (benefit)	52	108	228
State and local income tax expense (benefit)	-	-	-
	92	169	228
Deferred income tax expense (benefit)
Federal income tax expense (benefit)	215	(143)	(566)
Foreign income tax expense (benefit)	-	-	-
State and local income tax expense (benefit)	115	59	(76)
	330	(84)	(642)

Total	$422	$85	$(414)

The components of income (loss) before income taxes is shown below.

INCOME (LOSS) BEFORE INCOME TAXES
(Dollars in Thousands)

	For the Year Ended December 31,
	2016	2015	2014
Domestic	$4,550	$(2,392)	$(2,583)
Foreign	(699)	(3,191)	(1,503)
Total Income (loss) before income taxes	$3,851	$(5,583)	$(4,086)

As of December 31, 2016, the Company had net prepaid taxes of $99 included as a component of other assets in the consolidated balance sheet.  As of December 31, 2015, the Company had net prepaid taxes of $4 included as a component of other assets in the consolidated balance sheet.

The expected income tax expense /(benefit) using the federal statutory rate differs from income tax expense / (benefit) pertaining to pre-tax income / (loss) as a result of the following for the years ended December 31, 2016,  2015, and 2014.

INCOME TAX RATE RECONCILIATION
(Dollars in Thousands)

	For the Year Ended December 31,
	2016	2015	2014
Federal statutory rate - 35%	$1,348	$(1,954)	$(1,430)
Pass thru impact	(411)	519	375
Deferred tax valuation allowance	(682)	1,353	489
State and local tax	115	59	(76)
Foreign tax	52	108	228
Total	$422	$85	$(414)

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

The components of the net deferred tax asset (liability) are as follows.

DEFERRED TAX ASSET AND LIABILITY
(Dollars in Thousands)

	As of December 31, 2016			As of December 31, 2015
	Asset	Liability	Net	Asset	Liability	Net
Federal net operating loss carry-forward	$33,358	$-	$33,358	$33,577	$-	$33,577
State net operating loss carry-forward	5,697	-	5,697	5,372	-	5,372
Federal capital loss carry-forward	61,028	-	61,028	54,445	-	54,445
Unrealized gain on debt	-	(11,835)	(11,835)	-	(11,938)	(11,938)
Investment in Operating LLC	42,239	-	42,239	49,736	-	49,736
Other	3,096	-	3,096	3,658	-	3,658
Gross deferred tax asset / (liability)	145,418	(11,835)	133,583	146,788	(11,938)	134,850
Less: valuation allowance	(137,717)	-	(137,717)	(138,654)	-	(138,654)
Net deferred tax asset / (liability)	$7,701	$(11,835)	$(4,134)	$8,134	$(11,938)	$(3,804)

As of December 31, 2016, the Company had a federal net operating loss (“NOL”) of approximately $95,304, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses (“NCLs”) in excess of capital gains of $147,136 as of December 31, 2016, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carry forward will begin to expire in 2017. No assurance can be made that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers.

The Company has determined that its NOL and NCL carryovers are not currently limited by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). However, the Company may experience an ownership change as defined in that section (“Ownership Change”) in the future.

If an Ownership Change were to occur in the future, the Company’s ability to use its NOLs, NCLs, and certain recognized built-in losses to reduce its taxable income in a future year would generally be limited to an annual amount (the “Section 382 Limitation”) equal to the fair value of the Company immediately prior to the Ownership Change multiplied by the “long term tax-exempt interest rate.” In the event of an Ownership Change, NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carry forwards for the remainder of the carry forward period, and such NOLs and NCLs can be used to offset taxable income for years within the carry forward period subject to the Section 382 Limitation in each year. However, if the carry forward period for any NOL or NCL were to expire before that loss is fully utilized, the unused portion of that loss would be lost.  See discussion of stockholder rights plan in note 18.

Notwithstanding the facts that the Company has determined that the use of its remaining NOL and NCL carry forwards are not currently limited by Section 382 of the Code, the Company recorded a valuation allowance for a significant portion of its NOLs and NCLs when calculating its net deferred tax liability as of December 31, 2016. The valuation allowance was recorded because the Company determined it is not more likely than not that it will realize these benefits.

In determining its federal income tax provision for 2016, the Company has assumed that it will retain the valuation allowance applied against its deferred tax asset related to the NOL and NCL carry forwards as of December 31, 2016. The Company’s determination that it is not more likely than not that it will realize future tax benefits from the NOLs and NCLs may change in the future. In the future, the Company may conclude that it is more likely than not that it will realize the benefit of all or a portion of the NOL and NCL carry forwards. If it makes this determination in the future, the Company would reduce the valuation allowance and record a tax benefit as a component of the statements of operations in the period it makes this determination. From that point forward, the Company would begin to record net deferred tax expense for federal and state income taxes as a component of its provision for income tax expense as it utilizes the NOLs and NCLs, for which the valuation allowance was removed.

The Company had no unrecognized tax benefits in the periods presented.

The Company files tax returns in the U.S. federal jurisdiction, various states or local jurisdictions, the United Kingdom, Spain, and France. With few exceptions, the Company is no longer subject to examination for years prior to 2012.

Pennsylvania Income Tax Assessment

In October 2013, the Company received a Pennsylvania corporate net income tax assessment from the Pennsylvania Department of Revenue in the amount of $4,683 (including penalties) plus interest related to a subsidiary of AFN for the 2009 tax year.  The assessment denied this subsidiary’s KOZ credit for that year.  The Company filed an administrative appeal of this assessment with the Pennsylvania Department of Revenue Board of Appeals, which was denied in June 2014.  The Company filed an appeal with the Pennsylvania Board of Finance and Revenue, which was also denied in May 2015.  The Company has filed an appeal with the Pennsylvania Commonwealth Court.  The Company has evaluated the assessment in accordance with the provisions of ASC 740 and determined not to record any reserve for this assessment.

21. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table shows the components of other comprehensive income / (loss) and the tax effects allocated to other comprehensive income / (loss).

ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) AND INCOME TAX EFFECT OF ITEMS ALLOCATED TO OTHER COMPREHENSIVE INCOME / (LOSS)
(Dollars in Thousands)

	OCI Items	Tax Effect	Total
December 31, 2013	$(636)	$-	$(636)
Change in foreign currency items	(126)	-	(126)
Other comprehensive income / (loss), net	(126)	-	(126)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(10)	-	(10)
December 31, 2014	(772)	-	(772)
Change in foreign currency items	(161)	-	(161)
Other comprehensive income / (loss), net	(161)	-	(161)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(6)	-	(6)
December 31, 2015	(939)	-	(939)
Change in foreign currency items	(190)	-	(190)
Other comprehensive income / (loss), net	(190)	-	(190)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	55	-	55
December 31, 2016	$(1,074)	$-	$(1,074)

22. NET CAPITAL REQUIREMENTS

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

Statutory Net Capital Requirements
(Dollars in thousands)
	As of December 31, 2016
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$39,490	250	$39,240
CCFL	2,582	1,090	1,492
Total	$42,072	$1,340	$40,732

	As of December 31, 2015
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$28,475	$250	$28,225
CCFL	1,872	1,310	562
Total	$30,347	$1,560	$28,787

23. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Year Ended December 31,
	2016	2015	2014
Net income / (loss) attributable to IFMI	$2,267	$(4,079)	$(2,585)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	1,162	(1,589)	(1,087)
Add / (deduct): Adjustment (2)	(167)	103	185
Net income / (loss) on a fully converted basis	$3,262	$(5,565)	$(3,487)

Weighted average common shares outstanding - Basic	12,191,892	14,790,828	14,998,620
Unrestricted Operating LLC membership units (1)	5,324,090	5,324,090	5,324,130
Dilutive impact of restricted equity instruments	114,041	-	-
Weighted average common shares outstanding - Diluted (3)	17,630,023	20,114,918	20,322,750

Net income / (loss) per common share - Basic	$0.19	$(0.28)	$(0.17)

Net income / (loss) per common share - Diluted	$0.19	$(0.28)	$(0.17)

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

(3)For the years ended December 31, 2016,  2015, and 2014, weighted average common shares outstanding excludes a total of 0,  12,630,  and 121,914 shares, respectively, representing restricted Operating LLC units, restricted IFMI Common Stock, and restricted units of IFMI Common Stock.  For the years ended December 31, 2016, 2015, and 2014, the weighted average common shares outstanding also excludes 2,749,167 shares from the assumed conversion of the 8% Convertibles Notes because the inclusion of the converted shares would be anti-dilutive.

24. RESERVE REQUIREMENTS

As of December 31, 2016 and 2015, JVB was not subject to the reserve requirements under Rule 15c3-3 of the Securities Exchange Act of 1934 because JVB does not carry securities accounts for their customers or perform custodial functions relating to customer securities and, therefore, they qualify for an exemption under Rule 15c3-3(k)(2)(ii).

25. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in several cities under agreements. Future minimum commitments under these operating leases are as follows.

FUTURE LEASE COMMITMENTS
(Dollars in Thousands)

	Lease	Less: Sublease	Net Commitment
2017	$1,498	$(377)	$1,121
2018	931	(317)	614
2019	832	(292)	540
2020	700	(298)	402
2021	144	(74)	70
2022 and Thereafter	-	-	-
	$4,105	$(1,358)	$2,747

Rent expense for the years ended December 31, 2016,  2015, and 2014 was $1,157,  $1,305, and $1,660, respectively, and was included in business development, occupancy, equipment expense in the consolidated statements of operations. Rent expense was recorded net of sublease income of $309,  $731, and $784, for the year ended December 31, 2016,  2015, and 2014, respectively. The lease commitments noted above represent the actual cash commitments and will not necessarily match the amount of rent expense recorded in the consolidated statements of operations. See note 3-N.

Legal and Regulatory Proceedings

In October 2013, the Company received a Pennsylvania corporate net income tax assessment from the Pennsylvania Department of Revenue in the amount of $4,683 (including penalties) plus interest related to a subsidiary of AFN for the 2009 tax year.  The assessment denied this subsidiary’s KOZ credit for that year.  The Company filed an administrative appeal of this assessment with the Pennsylvania Department of Revenue Board of Appeals, which was denied in June 2014.  The Company filed an appeal with the Pennsylvania Board of Finance and Revenue, which was also denied in May 2015.  The Company has filed an appeal with the Pennsylvania Commonwealth Court.  The Company has evaluated the assessment in accordance with the provisions of ASC 740 and determined not to record any reserve for this assessment.

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

26. SEGMENT AND GEOGRAPHIC INFORMATION

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

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2016
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$39,105	$-	$-	$39,105	$-	$39,105
Asset management	-	8,594	-	8,594	-	8,594
New issue and advisory	2,982	-	-	2,982	-	2,982
Principal transactions and other income	121	2,925	1,621	4,667	-	4,667
Total revenues	42,208	11,519	1,621	55,348	-	55,348
Total operating expenses	34,481	3,386	480	38,347	8,415	46,762
Operating income / (loss)	7,727	8,133	1,141	17,001	(8,415)	8,586
Income / (loss) from equity method affiliates	-	-	-	-	-	-
Other non-operating income / (expense)	-	-	-	-	(4,735)	(4,735)
Income / (loss) before income taxes	7,727	8,133	1,141	17,001	(13,150)	3,851
Income tax expense / (benefit)	-	-	-	-	422	422
Net income / (loss)	7,727	8,133	1,141	17,001	(13,572)	3,429
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	1,162	1,162
Net income / (loss) attributable to IFMI	$7,727	$8,133	$1,141	$17,001	$(14,734)	$2,267

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$110	$2	$-	$112	$179	$291

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

(1)Unallocated includes certain expenses incurred by indirect overhead and support departments (such as the executive, finance, legal, information technology, human resources, and other similar overhead and support departments). Some of the items not allocated include: (1) operating expenses (such as cash compensation and benefits, equity-based compensation expense, professional fees, travel and entertainment, consulting fees, and rent) related to support departments excluding certain departments that directly support the Capital Markets business segment; (2) interest expense on debt; and (3) income taxes. Management does not consider these items necessary for an understanding of the operating results of these business segments and such amounts are excluded in business segment reporting to the chief operating decision maker.

Balance Sheet Data
As of December 31, 2016
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$542,364	$4,973	$8,441	$555,778	$5,493	$561,271

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

Balance Sheet Data
As of December 31, 2015
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$281,813	$3,245	$15,039	$300,097	$8,318	$308,415

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Year Ended December 31,
	2016	2015	2014
Total Revenues:
United States	$48,997	$39,524	$44,991
United Kingdom & Other	6,351	6,632	10,636
Asia	-	-	123
Total	$55,348	$46,156	$55,750

Long-lived assets attributable to an individual country, other than the United States, are not material.  The Company no longer earns revenue in Asia effective with the sale of Star Asia Group.  See note 5.

27. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt was $2,858,  $3,026, and $3,011for the years ended December 31, 2016,  2015, and 2014, respectively.

The Company paid income taxes of $236,  $257, and $113 for the years ended December 31, 2016,  2015, and 2014, respectively, and received income tax refunds of $40,  $33, and $105 for the years ended December 31, 2016,  2015, and 2014, respectively.

In 2016, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company surrendered units of the Operating LLC pursuant to the UIS Agreement and in connection with the redemption of vested Operating LLC units by IFMI.  The Company recognized a net decrease in additional paid-in capital of $626, a net increase of $55 in accumulated other comprehensive income, and an increase of $571 in non-controlling interest. See note 19.

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

28. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the years ended December 31, 2016,  2015, and 2014. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A.	The Bancorp, Inc. (“TBBK”)

TBBK is identified as a related party because Mr. Cohen is TBBK’s chairman.

TBBK maintained deposits for the Company in the amount of $43 and $43 as of December 31, 2016 and 2015, respectively. These amounts are not disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of December 31, 2016 and 2015, the Company had repurchase agreements with TBBK as the counterparty in the amounts of $39,221 and $0, respectively.  The fair value of the collateral provided to TBBK by the Company relating to these repurchase agreements was $41,177 and $0 at December 31, 2016 and 2015, respectively.  These amounts are included as a component of securities sold under agreement to repurchase in the consolidated balance sheets.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amounts of $452 and $541 for the years ended December 31, 2016 and 2015, respectively.  These amounts are included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

 B. Cohen Bros. Financial, LLC (“CBF”) and EBC 2013 Family Trust (“EBC”)

CBF has been identified as a related party because (i) CBF is a non-controlling interest holder of the Company and (ii) CBF is owned by Daniel G. Cohen.

In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company. Mr. Cohen is a trustee of EBC.   The Company issued $2,400 in principal amount of the 8.0% Convertible Notes and $1,600 of the Company’s Common Stock to

EBC.   See note C listed below and note 17. The Company incurred interest expense on this debt which is disclosed as part of interest expense incurred in the table at end of this section.

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

D. JKD Capital Partners I, LTD

JKD Capital Partners I LTD (the “Investor”) is an entity owned by Jack J. DiMaio, the Company’s chairman of the board of directors, and his spouse.  On October 3, 2016, the Operating LLC and the Investor entered into the Investment Agreement.  Pursuant to the Investment Agreement, the Investor agreed to invest up to $12,000 into IFMI, LLC (the “Investment”), $6,000 of which was invested in October 2016.  An additional $1,000 of the Investment was invested by the Investor to IFMI, LLC in January 2017.

 In exchange for the Investment, IFMI, LLC agreed to pay to the Investor, in arrears following each calendar quarter during the term of the Investment Agreement, an amount equal to 50% of the difference between (i) the revenues generated during a  quarter by the activities of the Institutional Corporate Trading Business of JVB, and (ii) certain expenses incurred by the Institutional Corporate Trading business during such calendar quarter.

The interest expense incurred on this transaction is disclosed in the table at the end of this section.  The balance of the redeemable financial instrument is included as a component of accounts payable and other liabilities in the Company’s consolidated balance sheet.  See note 13.

E. Mead Park Capital Partners LLC (“Mead Park Capital”), Mead Park Advisors LLC (“Mead Park”), Mr. Ricciardi, and Mr. DiMaio

Investment in IFMI by Mead Park Capital

In September 2013, Mead Park Capital made a $9,746 investment in the Company.  The Company issued $5,848 in principal amount of the 8.0% Convertible Notes and $3,898 in Common Stock to Mead Park Capital (which were convertible, at any time by the holder thereof prior to the maturity of the notes into 1,949,167 shares of the Company’s Common Stock).  At that time Jack DiMaio, Jr. was the chief executive officer and founder of Mead Park Capital and Christopher Ricciardi, the Company’s former president, was a member of Mead Park Capital.  In connection with the September 25, 2013 closing of the transactions contemplated by the definitive agreements relating to Mead Park Capital’s investment in the Company, Jack DiMaio, Jr. and Mr. Ricciardi were added to the Company’s board of directors. Mr. DiMaio was also named the chairman of the Company’s board of directors. Mr. Ricciardi is no longer a director of the Company.  See notes 4 and 17.

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

The Termination Agreement provided that, during the period beginning on October 16, 2015 and ending on October 16, 2016 (the “Termination Agreement Period”), if the Company or its majority owned subsidiary, IFMI, LLC made any public or nonpublic offering or sale of any securities (“New Securities”), subject to certain exceptions, then Mr. Ricciardi would be afforded the opportunity to acquire, for the same price and on the same terms as such New Securities proposed to be offered to others, up to the amount of New Securities required to enable Mr. Ricciardi to maintain his proportionate equivalent interest in the Company immediately prior to any such issuance of New Securities.

In addition, pursuant to the Termination Agreement, if, during the Termination Agreement Period, any meeting occurred at which the Company’s stockholders voted for the election of the Company’s directors, then (i) the Company’s board of directors would nominate Mr. Ricciardi to stand for election to the board at such meeting; and (ii) the Company’s board of directors would (a) recommend to the Company’s stockholders the election of Mr. Ricciardi at such meeting and (b) solicit proxies for Mr. Ricciardi in connection with such meeting to the same extent as it would for any of its other nominees to the Company’s board of directors.

Mr. Ricciardi did not sell any of the 8.0% Convertible Notes beneficially owned by him as part of either the August 28, 2015 or October 16, 2015 transactions.  During 2015, Mead Park Capital transferred the remaining 8.0% Convertible Notes it held, in the amount of $1,462 of the aggregated principal amount, to Mr. Ricciardi.  At the Company’s annual meeting held on December 21, 2015, Mr. Ricciardi was not reelected to the Company’s board of directors.   Subsequent to this date, Mr. Ricciardi is no longer considered a related party.

CDO Sub-Advisory Agreement with Mead Park Advisors, LLC

In July 2014, IFMI’s subsidiaries, Cohen & Company Financial Management LLC (“CCFM”) and Dekania Capital Management, LLC (“DCM”), entered into a CDO sub-advisory agreement with Mead Park Advisors, LLC (“Mead Park Advisors”) whereby Mead Park Advisors will render investment advice and provide assistance to CCFM and DCM with respect to their management of certain CDOs.   The Company incurred consulting fee expense related to this sub-advisory agreement, which is disclosed as part of professional fee and other operating in the tables at the end of this section.  Mead Park Advisors, LLC remains a related party of the Company because Jack DiMaio maintains an ownership interest in it.  The Company has notified Mead Park Advisors that it is exercising its right to terminate this agreement effective March 30, 2017.

F. Resource Securities, Inc. (formerly known as Chadwick Securities, Inc.), a registered broker-dealer subsidiary of Resource America, Inc. (“REXI”)

REXI was a publicly traded specialized asset management company in the commercial finance, real estate, and financial fund management sectors.  It was identified as a related party because the former chairman of the board of REXI is the father of the vice chairman of the Company’s board of directors and of the board of managers of the Operating LLC, president and chief executive of the Company’s European business, and president of CCFL (formerly the Company’s chairman and chief executive officer) until REXI was sold to an unrelated third party effective September 2016.  From that point forward, REXI is not a related party.

G. Woodlea Consulting, LLC

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

H. Transactions between Star Asia Manager and the Company

Certain entities that are part of the Star Asia Group (see note 3-F) were considered related parties prior to their sale in February 2014.  The Company earned management fees and income from equity method affiliates from certain of those entities during that period.  Those amounts are disclosed in the table below.

The entities below are identified as related parties. Amounts with respect to the transactions identified below are summarized in the tables at the end of this section.

The following tables display the routine intercompany transactions recognized in the statements of operations from the identified related parties that are described above.

RELATED PARTY TRANSACTIONS
For the Year Ended December 31, 2016
(Dollars in Thousands)

	Management fee revenue	Net trading	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
Bancorp (TBBK)	$-	$2	$-	$-	$-
EBC	-	-	-	-	232
Edward E. Cohen IRA	-	-	-	-	424
JDK Capital Partners 1, Ltd.	-	-	-	-	761
Mead Park Advisors	-	-	-	200	-
	$-	$2	$-	$200	$1,417

RELATED PARTY TRANSACTIONS
For the Year Ended December 31, 2015
(Dollars in Thousands)

	Management fee revenue	Net trading	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
EBC	$-	$-	$-	$-	$228
Edward E. Cohen IRA	-	-	-	-	210
Mead Park Capital	-	-	-	-	340
Mead Park Advisors	-	-	-	200	-
Resource America	-	3	-	-	-
Woodlea	-	-	-	39	-
	$-	$3	$-	$239	$778

RELATED PARTY TRANSACTIONS
For the Year Ended December 31, 2014
(Dollars in Thousands)

	Management fee revenue	Net trading	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
Bancorp (TBBK)	$-	$24	$-	$-	$-
EBC	-		-	-	224
Mead Park Capital	-	-	-	-	547
Star Asia Group	125	-	27	-	-
	$125	$24	$27	$-	$771

 The following related party transactions are non-routine and are not included in the tables above.

I.  Directors and Employees

In addition to the employment agreements the Company has entered into with Daniel G. Cohen, its vice chairman, and Joseph W. Pooler, Jr., its chief financial officer, the Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company has a sublease agreement for certain office space with the Company’s chairman of the board.  The Company receives payments under this agreement.  The payments are recorded as a reduction in the related rent and utility expenses.  The Company recorded a reduction in rent and utility expense in the amount of $23 for the year ended December 31, 2016 and $22 and for the year ended December 31, 2015.

The Company sold a car it owned to Daniel Cohen for $9 in September 2015 resulting in a $9 gain.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made to the plan on behalf of the Company were $215,  $214, and $261 for the years ended December 31, 2016,  2015, and 2014 respectively.

J.  Purchase of Common Stock from Vice Chairman

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

29. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from /due to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 28 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	As of December 31,
	2016	2015
Employees & other	$57	$77
Due from Related Parties	$57	$77

Mead Park	$50	$50
Total Due to Related Parties	$50	$50

30. Subsequent Event

Securities Purchase Agreement

On March 10, 2017 (the “Closing Date”), the Operating LLC, entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and among the Operating LLC and DGC Family Fintech Trust (“Buyer”), a trust established by Daniel G. Cohen, and solely for purposes of Article VI and Sections 7.3, 7.4, 7.5 and 7.6 thereof, the Company. Mr. Cohen is the Vice Chairman of the Company’s Board of Directors (the “Board of Directors”) and Vice Chairman of the Board of Managers (the “Board of Managers”) of the Operating LLC, President and Chief Executive of the Company’s European Business, and President, a director and the Chief Investment Officer of CCFL.

Pursuant to the Purchase Agreement, the Buyer agreed to purchase from the Operating LLC, and the Operating LLC agreed to issue and to sell to the Buyer, a convertible senior secured promissory note (the “Note”) in the aggregate principal amount of $15,000.  On the Closing Date, the Buyer paid to the Operating LLC $15,000 in cash in consideration for the Note.  In addition, pursuant to the Purchase Agreement, on the Closing Date, the Operating LLC was required to pay to the Buyer a $600 financing fee (the “Financing Fee”), which obligation was offset in full by Mr. Cohen’s obligation to pay the Termination Fee (as defined and discussed more fully below) to the Operating LLC.

Under the Purchase Agreement, the Operating LLC and the Buyer offer customary indemnifications.  Further, the Operating LLC and the Buyer provide each other with customary representations and warranties, the Company provides limited representations and warranties to the Buyer, and each of the Operating LLC and the Company make customary affirmative covenants.

Pursuant to the Purchase Agreement, the Company agreed to execute an amendment (the “LLC Agreement Amendment”) to the Amended and Restated Limited Liability Company Agreement of the Operating LLC dated as of December 16, 2009, by and among the Operating LLC and its members, as amended (the “LLC Agreement”) at such time in the future as all of the other members execute the LLC Agreement Amendment.  The LLC Agreement Amendment provides, among other things, that the Board of Managers will initially consist of Daniel G. Cohen, as Chairman of the Board of Managers, Lester R. Brafman (the Company’s current Chief Executive Officer) and Joseph W. Pooler, Jr. (the Company’s current Executive Vice President, Chief Financial Officer and Treasurer).  The LLC Agreement Amendment also provides that Mr. Cohen would not be able to be removed from the Board of Managers or as Chairman of the Board of Managers other than for cause or under certain limited circumstances.

A special committee of the Board of Directors, comprised solely of independent directors, negotiated the Purchase Agreement on behalf of the Company.  The special committee retained separate independent legal and financial advisors to assist the committee in its negotiation and evaluation of the Purchase Agreement.

Mr. Cohen is neither a trustee nor a named beneficiary of the DGC Family Fintech Trust and does not have any voting or dispositive control of securities held by the trust.

The Note

The outstanding principal amount under the Note is due and payable on the fifth anniversary of the Closing Date, provided that the Operating LLC may, in its sole discretion, extend the maturity date for an additional one-year period, in each case unless the Note is earlier converted (in the manner described below). The Note accrues interest at a rate of 8% per year, payable quarterly. Provided that no event of default has occurred under the Note, if dividends of less than $0.02 per share are paid on the Company’s common stock, par value $0.001 per share (“Common Stock”), in any fiscal quarter prior to an interest payment date, then the Operating LLC may pay one-half of the interest payable on such date in cash, and the remaining one-half of the interest otherwise payable will be added to the principal amount of the Note then outstanding. The Note contains customary “Events of Default.” Upon the occurrence or existence of any Event of Default under the Note, the outstanding principal amount is immediately accelerated in certain limited instances and may be accelerated in all other instances upon notice by the holder of the Note to the Operating LLC.  Further, upon the occurrence of any Event of Default under the Note and for so long as such Event of Default continues, all principal, interest and other amounts payable under the Note will bear interest at a rate equal to 9% per year. The Note may not be prepaid in whole or in part prior to the maturity date without the prior written consent of the holder thereof (which may be granted or withheld in its sole discretion).   The Note is secured by the equity interests held by the Operating LLC in all of its subsidiaries.

At any time following the Closing Date, all or any portion of the outstanding principal amount of the Note may be converted by the holder thereof into units of membership interests of the Operating LLC (“LLC Units”) at a conversion rate equal to $1.45 per unit, subject to customary anti-dilution adjustments.  Pursuant to the LLC Agreement, and subject to certain limitations, holders of the Operating LLC may require the Operating LLC to redeem all or any portion of such units in exchange for, in the Company’s sole discretion, cash or Common Stock. Under the Purchase Agreement, the Company agreed to submit a proposal to the Company’s stockholders at its 2017 annual meeting of stockholders to approve the Company’s issuance, if any, of Common Stock upon any redemption of the LLC Units and the Board of Directors agreed to recommend that the Company’s stockholders vote to approve such proposal.

Following any conversion of the Note into LLC Units, the holder of such LLC Units will have the same rights of redemption, if any, held by the holders of LLC Units as set forth in the LLC Agreement; provided that the holder will have no such redemption rights with respect to such LLC Units if the Board of Directors determines in good faith that satisfaction of such redemption by the Company with shares of its Common Stock would (i) jeopardize or endanger the availability to the Company of its net operating loss and net capital loss carryforwards and certain other tax benefits under Section 382 of the Internal Revenue Code of 1986, or (ii) constitute a “Change of Control” under the Junior Subordinated Indenture, dated as of June 25, 2007, between the Company (formerly Alesco Financial Inc.) and Wells Fargo Bank, N.A., as trustee.

Under the Note, if following any conversion of the Note into LLC Units, for so long as the Company owns a number of LLC Units representing less than a majority of the voting control of the Operating LLC, each holder of any LLC Units issued as a result of the conversion of the Note (regardless of how such LLC Units were acquired by such holder) is obligated to grant and appoint the Company as such holder’s proxy and attorney-in-fact to vote (i) the number of LLC Units owned by each such holder that, if voted by the Company, would give the Company a majority of the voting control of the Operating LLC, or (ii) if such holder holds less than such number of LLC Units, all such holder’s LLC Units.

The Note provides that it is senior to all indebtedness of the Operating LLC incurred following the Closing Date, and is senior to any subordinated or junior subordinated indebtedness of the Operating LLC outstanding as of the Closing Date.

Termination of European Sale Agreement

As previously disclosed, on August 19, 2014, the Operating LLC entered into the European Sale Agreement to sell the Company’s European operations to C&Co Europe Acquisition LLC, an entity controlled by Mr. Cohen, for approximately $8.7 million. The transaction was subject to customary closing conditions and regulatory approval from the United Kingdom Financial Conduct Authority. On March 26, 2015, the parties to the European Sale Agreement agreed to extend the deadline for the closing of the transactions contemplated by the European Sale Agreement from March 31, 2015 to June 30, 2015. In addition, the parties to the European Sale Agreement amended the date which C&Co Europe Acquisition LLC was obligated to cause the settlement of intercompany accounts of Cohen & Company Financial Limited and our subsidiaries, Cohen & Compagnie, SAS and Unicum Capital, S.L., owed to the Operating LLC (the “Intercompany Payables”) from March 31, 2015 to June 30, 2015.

Further, on June 30, 2015, the parties to the European Sale Agreement agreed to extend the deadline for the closing from June 30, 2015 to December 31, 2015 and the settlement date of the Intercompany Payables from June 30, 2015 to December 31, 2015 (the “Second Extension”).  In connection with the Second Extension, the parties to the European Sale Agreement agreed that, if the transaction was terminated in accordance with its terms prior to the closing, then (i) Mr. Cohen would pay $600  in respect of a portion of the legal and financial advisory fees and expenses incurred by the Company and the special committee of the Board of Directors in connection with the transaction since April 1, 2014 (the “Termination Fee”), and (ii) an amendment (the “Cohen Employment Agreement Amendment”) to the Amended and Restated Employment Agreement, dated as of May 9, 2013, among the Operating LLC, the Company, Mr. Cohen and J.V.B. Financial Group Holdings, LP (formerly known as C&Co/PrinceRidge Holdings LP) (the “Employment Agreement”), was to become effective.

The European Sale Agreement provided that either party may terminate the agreement after December 31, 2015. On the Closing Date, C&Co Europe Acquisition LLC provided notice to the Operating LLC that it was terminating the European Sale Agreement.  As a result, on the Closing Date, the parties entered into a termination letter (the “Termination Letter”), pursuant to which the Operating LLC acknowledged the termination by C&Co Europe Acquisition LLC of the European Sales Agreement.  The Termination Letter contains a mutual release of claims between C&Co Europe Acquisition LLC and the Operating LLC.

On the Closing Date, Mr. Cohen’s obligation to pay the Termination Fee was offset in full by the Operating LLC’s obligation to pay the Financing Fee to the Buyer and the Cohen Employment Agreement Amendment became effective.  The Cohen Employment Agreement Amendment amended the Employment Agreement to provide that if Mr. Cohen’s employment is terminated by the Operating LLC without “cause” or by Mr. Cohen for “good reason” (as such terms are defined in the Employment Agreement), the Operating LLC will pay Mr. Cohen a maximum of $1,000 as a severance benefit. The Employment Agreement formerly provided that in the event of such termination, the Operating LLC would pay Mr. Cohen a minimum of $3,000 as a severance benefit.

SCHEDULE I

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INSTITUTIONAL FINANCIAL MARKETS, INC. (PARENT COMPANY)
Balance Sheet
(Dollars in Thousands)

	As of December 31,
	2016	2015
Assets
Cash	$3	$3
Investment in IFMI, LLC	72,717	72,295
Other assets	24	-
Total assets	$72,744	$72,298

Liabilities
Accrued interest and other liabilities	$305	$199
Deferred income taxes	4,134	3,804
Debt	29,523	28,535
Total liabilities	33,962	32,538

Stockholders’ Equity
Preferred Stock:	5	5
Common Stock	12	13
Additional paid-in capital	69,415	71,570
Accumulated deficit	(29,576)	(30,889)
Accumulated other comprehensive loss	(1,074)	(939)
Total stockholders’ equity	38,782	39,760

Total liabilities and stockholders’ equity	$72,744	$72,298

See accompanying notes to condensed financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INSTITUTIONAL FINANCIAL MARKETS, INC. (PARENT COMPANY)
Statement of Operations
(Dollars in Thousands)

	For the Year Ended December 31,
	2016	2015	2014

Revenues
Equity in undistributed earnings / (loss) from IFMI, LLC	$6,610	$(180)	$1,174
Total revenues	6,610	(180)	1,174
Operating income / (loss)	6,610	(180)	1,174
Non-operating expense
Interest expense	(3,973)	(3,922)	(4,401)
Income / (loss) before income taxes	2,637	(4,102)	(3,227)
Income tax (benefit) / expense	370	(23)	(642)
Net income / (loss)	$2,267	$(4,079)	$(2,585)

See accompanying notes to condensed financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INSTITUTIONAL FINANCIAL MARKETS, INC. (PARENT COMPANY)
Statement of Cash Flows
(Dollars in Thousands)

	For the Year Ended December 31,
	2016	2015	2014

Operating activities
Net income / (loss)	$2,267	$(4,079)	$(2,585)
Adjustments to reconcile net income / (loss) to net cash provided by / (used) in operating activities:
Equity in undistributed earnings / (loss) from IFMI, LLC	(6,610)	180	(1,174)
Distributions from / (contributions to) IFMI, LLC	6,242	8,138	7,810
Other (income) / expense	-	-	-
Amortization of discount of debt	988	1,006	1,380
(Increase) / decrease in other assets	(24)	145	111
Increase / (decrease) in accounts payable and other liabilities	106	(118)	(58)
Increase / (decrease) in deferred income taxes	330	(84)	(642)
Net cash provided by / (used in) operating activities	3,299	5,188	4,842
Financing activities
Repurchase and repayment of debt	-	-	(3,115)
Cash used to net share settle equity awards	(20)	-	(64)
Repurchase of stock	(2,325)	(4,000)	(384)
Dividends paid to stockholders	(954)	(1,193)	(1,278)
Net cash provided by / (used in) financing activities	(3,299)	(5,193)	(4,841)
Net increase (decrease) in cash and cash equivalents	-	(5)	1
Cash and cash equivalents, beginning of period	3	8	7
Cash and cash equivalents, end of period	$3	$3	$8

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

INSTITUTIONAL FINANCIAL MARKETS, INC.

SELECTED QUARTERLY FINANCIAL RESULTS (Unaudited)

(Dollars in Thousands, except share and per share information)

The following tables present our unaudited consolidated statements of operations data for the eight quarters ended December 31, 2016 and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Dec 2016	Sep 2016	Jun 2016	Mar 2016	Dec 2015	Sep 2015	Jun 2015	Mar 2015

Total revenues	$13,158	$14,090	$14,365	$13,735	$9,384	$12,927	$11,051	$12,794
Operating expenses
Compensation and benefits	6,740	7,464	8,388	8,540	7,245	7,044	6,151	7,588
Business development, occupancy, equipment	562	718	651	664	845	901	824	818
Subscriptions, clearing, and execution	1,723	1,678	1,502	1,522	2,032	1,786	1,498	1,848
Professional fee and other operating	1,601	1,513	1,542	1,663	2,151	2,488	1,840	2,025
Depreciation and amortization	71	66	72	82	122	150	227	234
Total operating expenses	10,697	11,439	12,155	12,471	12,395	12,369	10,540	12,513
Operating income / (loss)	2,461	2,651	2,210	1,264	(3,011)	558	511	281
Non-operating income / (expense)
Interest expense	(1,762)	(991)	(992)	(990)	(971)	(984)	(991)	(976)
Income/(loss) before income taxes	699	1,660	1,218	274	(3,982)	(426)	(480)	(695)
Income tax expense / (benefit)	265	130	17	10	(182)	221	(15)	61
Net income / (loss)	434	1,530	1,201	264	(3,800)	(647)	(465)	(756)
Less: Net income / (loss) attributable to the non-controlling interest	237	489	371	65	(1,157)	(114)	(120)	(198)
Net income / (loss) attributable to IFMI	$197	$1,041	$830	$199	$(2,643)	$(533)	$(345)	$(558)

Earnings / (loss) per common share — basic	$0.02	$0.09	$0.07	$0.01	$(0.19)	$(0.03)	$(0.02)	$(0.04)
Weighted average common shares outstanding — basic	11,782,855	11,807,417	11,905,694	13,271,903	13,555,427	15,229,340	15,229,340	15,149,205
Earnings / (loss) per common share — diluted	$0.02	$0.09	$0.07	$0.01	$(0.19)	$(0.03)	$(0.02)	$(0.04)
Weighted average common shares outstanding — diluted	17,289,384	17,261,992	17,291,623	18,677,395	18,879,517	20,553,430	20,553,430	20,473,295

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