Form 10-Q
period 2017-03-31
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2017-05-04
CIK 1270436

 /

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 3,  2017 there were 12,697,969 shares of common stock ($0.001 par value per share) of Institutional Financial Markets, Inc. outstanding.

INSTITUTIONAL FINANCIAL MARKETS, INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2017

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future, and are not guarantees. Such statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance, or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Actual results may differ materially as a result of various factors, some of which are outside our control, including the following:

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

Certain Terms Used in this Quarterly Report on Form 10-Q

In this Quarterly Report on Form 10-Q, unless otherwise noted or as the context otherwise requires: “IFMI” refers to Institutional Financial Markets, Inc., a Maryland corporation. The “Company,” “we,” “us,” and “our” refer to IFMI and its subsidiaries on a consolidated basis; “IFMI, LLC” or the “Operating LLC” refer to IFMI, LLC the main operating subsidiary of the Company; “Cohen Brothers” refers to the pre-merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries; “Merger Agreement” refers to the Agreement and Plan of Merger among AFN, Alesco Financial Holdings, LLC, a wholly owned subsidiary of AFN, which we refer to as the “Merger Sub,” and Cohen Brothers, dated as of February 20, 2009 and amended on June 1, 2009, August 20, 2009, and September 30, 2009; “Merger” refers to the December 16, 2009 closing of the merger of Merger Sub with and into Cohen Brothers pursuant to the terms of the Merger Agreement, which resulted in Cohen Brothers becoming a majority owned subsidiary of the Company. When the term “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc.  “JVB Holdings” refers to JVB Financial Holdings, L.P..; “JVB” refers to JVB Financial Group, LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom.  “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2017
	(unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$11,178	$15,216
Receivables from brokers, dealers, and clearing agencies	110,875	81,178
Due from related parties	106	57
Other receivables	3,795	5,225
Investments-trading	114,725	157,178
Other investments, at fair value	8,146	8,303
Receivables under resale agreements	314,022	281,821
Goodwill	7,992	7,992
Other assets	2,044	4,301
Total assets	$572,883	$561,271

Liabilities
Payables to brokers, dealers, and clearing agencies	$35,861	$85,761
Due to related parties	50	50
Accounts payable and other liabilities	11,054	9,618
Accrued compensation	2,314	4,795
Trading securities sold, not yet purchased	114,228	85,183
Securities sold under agreement to repurchase	314,008	295,445
Deferred income taxes	4,121	4,134
Debt	43,477	29,523
Total liabilities	525,113	514,509

Commitments and contingencies (See note 16)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 12,699,769 and 12,089,182 shares issued and outstanding, respectively, including 811,035 and 739,616 unvested or restricted share awards, respectively	12	12
Additional paid-in capital	69,858	69,415
Accumulated other comprehensive loss	(1,055)	(1,074)
Accumulated deficit	(29,162)	(29,576)
Total stockholders' equity	39,658	38,782
Non-controlling interest	8,112	7,980
Total equity	47,770	46,762
Total liabilities and equity	$572,883	$561,271

                                              See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Net trading	$8,075	$10,202
Asset management	2,692	2,312
New issue and advisory	1,112	381
Principal transactions and other income	2,613	840
Total revenues	14,492	13,735

Operating expenses		.
Compensation and benefits	7,185	8,540
Business development, occupancy, equipment	586	664
Subscriptions, clearing, and execution	1,713	1,522
Professional fee and other operating	2,354	1,663
Depreciation and amortization	66	82
Total operating expenses	11,904	12,471

Operating income	2,588	1,264

Non-operating income / (expense)
Interest expense	(1,612)	(990)
Income / (loss) before income tax expense	976	274
Income tax expense	5	10
Net income	971	264
Less: Net income attributable to the non-controlling interest	299	65
Net income attributable to IFMI	$672	$199
Income per share data (see note 15):
Income per common share-basic:
Basic income per common share	$0.06	$0.01
Weighted average shares outstanding-basic	11,992,397	13,271,903
Income per common share-diluted:
Diluted income per common share	$0.05	$0.01
Weighted average shares outstanding-diluted	20,044,802	18,677,395

Dividends declared per common share	$0.02	$0.02

Comprehensive income:
Net income (from above)	$971	$264
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	48	(30)
Other comprehensive income / (loss), net of tax of $0	48	(30)
Comprehensive income	1,019	234
Less: comprehensive income attributable to the non-controlling interest	311	55
Comprehensive income attributable to IFMI	$708	$179

                                                See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Institutional Financial Markets, Inc.
	Preferred Stock $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2016	$5	$12	$69,415	$(29,576)	$(1,074)	$38,782	$7,980	$46,762
Net income	-	-	-	672	-	672	299	971
Other comprehensive income	-	-	-	-	36	36	12	48
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	196	-	(17)	179	(179)	-
Equity-based compensation and vesting of shares	-	-	316	-	-	316	137	453
Shares withheld for employee taxes	-	-	(69)	-	-	(69)	(31)	(100)
Dividends/Distributions	-	-	-	(258)	-	(258)	(106)	(364)
March 31, 2017	$5	$12	$69,858	$(29,162)	$(1,055)	$39,658	$8,112	$47,770

 See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$971	$264
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity-based compensation	453	559
Accretion of income on other investments, at fair value	(231)	(393)
Realized loss / (gain) on other investments	15	503
Change in unrealized (gain) loss on other investments, at fair value	(253)	(239)
Depreciation and amortization	66	82
Amortization of discount on debt	244	261
Deferred tax provision / (benefit)	(13)	(7)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	1,430	535
(Increase) decrease in investments-trading	42,453	(23,541)
(Increase) decrease in other assets	1,611	123
(Increase) decrease in receivables under resale agreement	(32,201)	(47,505)
Change in receivables from / payables to related parties, net	(49)	37
Increase (decrease) in accrued compensation	(2,481)	(1,185)
Increase (decrease) in accounts payable and other liabilities	82	529
Increase (decrease) in trading securities sold, not yet purchased, net	29,045	36,289
Change in receivables from / payables to brokers, dealers, and clearing agencies, net	(79,597)	(21,283)
Increase (decrease) in securities sold under agreement to repurchase	18,563	47,841
Net cash provided by (used in) operating activities	(19,892)	(7,130)
Investing activities
Purchase of investments-other investments, at fair value	-	(147)
Sales and returns of principal-other investments, at fair value	626	1,410
Purchase of furniture, equipment, and leasehold improvements	(20)	(76)
Net cash provided by (used in) investing activities	606	1,187
Financing activities
Proceeds from issuance of convertible debt	15,000	-
Proceeds from redeemable financing instrument	1,000	-
Payments for debt issuance costs	(690)	-
Cash used to net share settle equity awards	(100)	(28)
Purchase and retirement of Common Stock	-	(2,176)
IFMI non-controlling interest distributions	-	(106)
IFMI dividends	(14)	(244)
Net cash provided by (used in) financing activities	15,196	(2,554)
Effect of exchange rate on cash	52	(3)
Net increase (decrease) in cash and cash equivalents	(4,038)	(8,500)
Cash and cash equivalents, beginning of period	15,216	14,115
Cash and cash equivalents, end of period	$11,178	$5,615

       See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and unit or per share or per unit information and except where otherwise noted)

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

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). Effective January 1, 2010, the Company ceased to qualify as a real estate investment trust, or a REIT. The Company trades on the NYSE MKT LLC (formerly known as the NYSE Amex LLC) under the ticker symbol “IFMI.” The Company is a financial services company specializing in fixed income markets. As of March 31, 2017, the Company had $3.54 billion in assets under management (“AUM”) of which 93.5%,  or $3.31 billion, was in collateralized debt obligations (“CDOs”).

In these financial statements, the “Company” refers to IFMI and its subsidiaries on a consolidated basis. “IFMI, LLC” or the “Operating LLC” refers to the main operating subsidiary of the Company.  “Cohen Brothers” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “IFMI” is used, it is referring to the parent company itself, Institutional Financial Markets, Inc. “JVB Holdings” refers to J.V.B. Financial Holdings, L.P. “JVB” refers to J.V.B. Financial Group LLC, a broker dealer subsidiary. “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom. “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

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

Principal Investing:  The Company’s Principal Investing business segment is comprised of investments that the Company has made using its own capital excluding investments the Company makes to support its Capital Markets business segment.  These investments are a component of the Company’s other investments, at fair value in its consolidated balance sheet.  No new principal investments were made in 2017 or 2016.

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

Asset Management

•

Asset management fees for the Company’s ongoing asset management services provided to certain Investment Vehicles, which may include fees both senior and subordinate to the securities in the Investment Vehicle, and incentive management fees earned based on the performance of the various Investment Vehicles.

Principal Investing

•	Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value.

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement for debt issuance costs are not affected by the amendments in this update.  Upon adoption of the provisions of ASU 2015-03 effective January 1, 2016, the Company reclassified its deferred financing costs as of January 1, 2016 resulting in a reduction in other assets of $410 and a reduction in debt of $410 in the Company’s consolidated balance sheet as of December 31, 2015.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent).  Reporting entities are permitted to use net asset value (“NAV”) as a practical expedient to measure the fair value of certain investments.  Previously, investments that used the NAV practical expedient to measure fair value were categorized within the fair value hierarchy as level 2 or level 3 investments depending on their redemption attributes, which has led to diversity in practice.  This ASU removes the requirement to categorize within the fair value hierarchy all investments that use the NAV practical expedient for fair value measurement purposes.  The ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV practical expedient.  Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.  The Company’s adoption of ASU 2015-07 effective January 1, 2016 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.  However, as a result of this adoption, the Company no longer classifies its investment in EuroDekania (for which it uses the practical expedient) within the fair value hierarchy.  See note 7.

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

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815):    Contingent Put and Call Options in Debt Instruments.  This ASU clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The Company’s adoption of the provisions of ASU 2016-06 effective January 1, 2017 did not have an effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.  This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  If an entity has an available-for-sale equity security that becomes qualified for the equity method of accounting it should recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The Company’s adoption of the provisions of ASU 2016-07 effective January 1, 2017 did not have an effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This ASU simplifies several aspects of the accounting for share-based payment award transactions including:  (i) income tax consequences; (ii) classification of awards as either equity or liabilities; and (iii) classification on the statement of cash flows.   The Company’s adoption of the provisions of ASU 2016-09 effective January 1, 2017 did not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control.  The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control.   If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity.  The Company’s adoption of the provisions of ASU 2016-17 effective January 1, 2017 did not have an effect on the Company’s consolidated financial statements.

B. Recent Accounting Developments

 In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The core principle of this ASU is to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.   Subsequently, the FASB issued a series of modifying ASUs that do not change the core principle of the guidance stated in ASU 2014-09.  The modifying ASUs include:   ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606):   Identifying Performance Obligations and Licensing,  and ASU 2016-12, Revenue from Contracts with Customers (Topic 606):    Narrow Scope Improvements and Practical Expedients.  The Company must adopt the amendments in ASU 2016-08, ASU 2016-10, and ASU 2016-12 with the adoption of ASU 2014-09.  The effective date for all of the amendments in these ASUs is for annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date..  Early application is permitted.  The Company has determined that the guidance will have no impact on revenue recognition for items it records as a component of net trading and principal transactions within its consolidated statement of operations.  The Company is still in the process of evaluating the impact on items that the Company records as a component of asset management; new issue and advisory; and other income in its consolidated statement of operations.

In February 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10).  The amendments in ASU 2016-01, among other things:  require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and liabilities by measurement category and form of financial asset; and eliminate the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the impact of these amendments on the presentation in its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other:  Simplifying the Test for Goodwill Impairment. The amendments in this ASU eliminate Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  This ASU is effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017 and should be applied on a prospective basis. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of a Nonfinancial Assets:  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in this ASU clarify that a financial asset within the scope of this topic may include nonfinancial assets transferred within a legal entity to counterparty.  The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to counterparty and derecognize each asset when counterparty obtains control of it. The effective date for all of the amendments in these ASUs  is for annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date.    Early application is permitted.  The Company is currently evaluating the new guidance to determine the impact it may have its consolidated financial statements.

In March 2017 the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs, Premium Amortization on Purchased Callable Debt Securities.  The amendments shorten the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  This ASU is effective for fiscal years beginning after December 15, 2018.  Early adoption is permitted.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Cash and cash equivalents: Cash equivalents are carried at historical cost, which is assumed to approximate fair value. The estimated fair value measurement of cash equivalents is classified within level 1 of the valuation hierarchy.

Investments-trading: These amounts are carried at fair value. The fair value is based on either quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services, or valuation models when quotations are not available. See note 7 for disclosures about the categorization of the fair value measurements of investments-trading within the valuation hierarchy.

Other investments, at fair value: These amounts are carried at fair value. The fair value is based on quoted market prices of an active exchange, independent broker market quotations, or valuation models when quotations are not available. In the case of investments in alternative investment funds, fair value is generally based on the reported net asset value of the underlying fund. See note 7 for disclosures concerning the categorization of the fair value measurements of other investments, at fair value within the valuation hierarchy.

Receivables under resale agreements: Receivables under resale agreements are carried at their contracted resale price, have short-term maturities, and are repriced frequently or bear market interest rates and, accordingly, these contracts are carried at amounts that approximate fair value. The estimated fair value measurements of receivables under resale agreements are based on observations of actual market activity and are generally classified within level 2 of the valuation hierarchy.

Trading securities sold, not yet purchased: These amounts are carried at fair value. The fair value is based on quoted market prices of an active exchange, independent market quotations, market price quotations from third party pricing services, or valuation models when quotations are not available. See note 7 for disclosures concerning the categorization of the fair value measurements of trading securities sold, not yet purchased within the valuation hierarchy.

Securities sold under agreement to repurchase: The liabilities for securities sold under agreement to repurchase are carried at their contracted repurchase price, have short-term maturities, and are repriced frequently with amounts normally due in one month or less and, accordingly, these contracts are at amounts that approximate fair value. The estimated fair value measurements of securities sold under agreement to repurchase are based on observations of actual market activity and are generally classified within level 2 of the valuation hierarchy.

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of March 31, 2017 and December 31, 2016, the fair value of the Company’s debt was estimated to be $51,494 and $37,121, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the valuation hierarchy.

Derivatives: These amounts are carried at fair value. Derivatives may be included as a component of investments-trading; trading securities sold, not yet purchased; and other investments, at fair value. See notes 7 and 8. The fair value is generally based on quoted market prices on an exchange that is deemed to be active for derivative instruments such as foreign currency forward contracts and Eurodollar futures.  For other derivative instruments,  such as TBAs, the fair value is generally based on market price quotations from third party pricing services. See note 7 for disclosures concerning the categorization of the fair value measurements within the valuation hierarchy.

4. DISPOSITIONS

Termination of Sale of European Operations

As previously disclosed on August 19, 2014, the Company entered into an agreement (the” European Sale Agreement”) to sell its European operations to C&Co Europe Acquisition LLC, an entity controlled by Mr. Cohen for approximately $8,700. The transaction was subject to customary closing conditions and regulatory approval from the United Kingdom Financial Conduct Authority (“FCA”).

The European Sale Agreement originally had a termination date of March 31, 2015, which date was extended on two separate occasions, the last time to December 31, 2015.  After December 31, 2015, either party was able to terminate the transaction.

In connection with the most recent extension of the European Sale Agreement’s termination date, the parties to the transaction agreed that upon a termination of the European Sale Agreement by either party, Mr. Cohen’s employment agreement would be amended to reduce the payment the Company was required to pay to Mr. Cohen in the event his employment was terminated without “cause” or for “good reason” (as such terms are defined in Mr. Cohen’s employment agreement) from $3,000 to $1,000.  In addition, the parties agreed that upon a termination of the European Sale Agreement by either party, Mr. Cohen was required to pay to the Company $600 representing a portion of the transaction costs incurred by the Company (the “Termination Fee”).  See note 18.

On March 10, 2017, the Operating LLC issued a convertible senior secured promissory note (the “2017 Convertible Note”) in the aggregate principal amount of $15,000 to DGC Family Fintech Trust, a trust established by Mr. Cohen, the president and chief executive of the Company’s European operations and vice chairman of the Company’s board of directors.  The convertible note was issued in exchange for $15,000 in cash.  See note 12 for the details regarding the 2017 Convertible Note.  The Company agreed to pay to DGC Family Fintech Trust a $600 transaction fee (the “Transaction Fee”) pursuant to the 2017 Convertible Note.

On March 10, 2017, C&Co Europe Acquisition LLC terminated the European Sale Agreement. In connection with the issuance of the 2017 Convertible Note and the termination of the European Sale Agreement, the Company agreed that Mr. Cohen’s obligation to pay the Termination Fee was offset in its entirety by the Company’s obligation to pay the Transaction Fee.  However, the amendment to Mr. Cohen’s employment agreement described above became effective on March 10, 2017.

5. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following:

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	March 31, 2017	December 31, 2016
Deposits with clearing agencies	$750	$750
Unsettled regular way trades, net	2,303	3,337
Receivables from clearing agencies	107,822	77,091
Receivables from brokers, dealers, and clearing agencies	$110,875	$81,178

Amounts payable to brokers, dealers, and clearing agencies consisted of the following:

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	March 31, 2017	December 31, 2016
Margin payable	$35,861	$85,761
Payables to brokers, dealers, and clearing agencies	$35,861	$85,761

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

Margin payable represents amounts borrowed from Pershing, LLC to finance the Company’s trading portfolio.  Effectively, all of the Company’s investments-trading,  deposits with clearing agencies, and receivables from clearing agencies serve as collateral for the margin payable.  These assets are held by the Company’s clearing agency, Pershing LLC.  The Company incurred interest on margin payable of $180 and $126 for the three months March 31, 2017 and 2016, respectively.

6. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-Trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	March 31, 2017	December 31, 2016
U.S. government agency MBS and CMOs	$5,397	$9,539
U.S. government agency debt securities	21,618	30,681
RMBS	243	70
Other ABS	-	1
SBA loans	1,761	18,416
Corporate bonds and redeemable preferred stock	43,724	45,271
Foreign government bonds	655	339
Municipal bonds	29,564	43,759
Certificates of deposit	551	240
Derivatives	8,853	8,763
Equity securities	2,359	99
Investments-trading	$114,725	$157,178

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	March 31, 2017	December 31, 2016
U.S. Treasury securities	$86,964	$56,329
Corporate bonds and redeemable preferred stock	19,479	18,552
Municipal bonds	20	20
Derivatives	7,728	10,282
Equity securities	37	-
Trading securities sold, not yet purchased	$114,228	$85,183

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the change in unrealized gains (losses) in the amount of $2,423 and $ (533) for the three months ended March 31, 2017 and 2016, respectively, in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	March 31, 2017
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
CLOs	$7,075	$6,855	$(220)
CDOs	189	26	(163)
EuroDekania	4,798	922	(3,876)
Residential loans	88	360	272
Foreign currency forward contracts	-	(17)	(17)
Other investments, at fair value	$12,150	$8,146	$(4,004)

	December 31, 2016
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
CLOs	$7,312	$6,733	$(579)
CDOs	191	28	(163)
EuroDekania	4,969	1,165	(3,804)
Residential loans	88	360	272
Foreign currency forward contracts	-	17	17
Other investments, at fair value	$12,560	$8,303	$(4,257)

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) of $238 and $(264) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended March 31, 2017 and 2016, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities.  There were no transfers between level 1 and level 2 of the fair value hierarchy during the three months ended March 31, 2017 and 2016.  Reclassifications between levels of the fair value hierarchy are reported as transfers in or transfers out as of the beginning of the quarter in which reclassifications occur.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
March 31, 2017
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$5,397	$-	$5,397	$-
U.S. government agency debt securities	21,618	-	21,618	-
RMBS	243	-	243	-
SBA loans	1,761	-	1,761	-
Corporate bonds and redeemable preferred stock	43,724	-	43,724	-
Foreign government bonds	655	-	655	-
Municipal bonds	29,564	-	29,564	-
Certificates of deposit	551	-	551	-
Derivatives	8,853	-	8,853	-
Equity securities	2,359	-	2,359	-
Total investments - trading	$114,725	$-	$114,725	$-

Other investments, at fair value:
CLOs	$6,855	$-	$-	$6,855
CDOs	26	-	-	26
Residential loans	360	-	360	-
Foreign currency forward contracts	(17)	(17)	-	-
	7,224	$(17)	$360	$6,881
EuroDekania (1)	922
Total other investments, at fair value	$8,146

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$86,964	$86,964	$-	$-
Corporate bonds	19,479	-	19,479	-
Municipal bonds	20	-	20	-
Derivatives	7,728	-	7,728	-
Equity securities	37	37	-	-
Total trading securities sold, not yet purchased	$114,228	$87,001	$27,227	$-

(1)Hybrid Securities Fund—European.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
December 31, 2016
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$9,539	$-	$9,539	$-
U.S. government agency debt securities	30,681	-	30,681	-
RMBS	70	-	70	-
Other ABS	1	-	1	-
SBA loans	18,416	-	18,416	-
Corporate bonds and redeemable preferred stock	45,271	-	45,271	-
Foreign government bonds	339	-	339	-
Municipal bonds	43,759	-	43,759	-
Certificates of deposit	240	-	240	-
Derivatives	8,763	-	8,763	-
Equity securities	99	99	-	-
Total investments - trading	$157,178	$99	$157,079	$-

Other investments, at fair value:
CLOs	6,733	-	-	6,733
CDOs	28	-	-	28
Residential loans	360	-	360	-
Foreign currency forward contracts	17	17	-	-
	7,138	$17	$360	$6,761
EuroDekania (1)	1,165			-
Total other investments, at fair value	$8,303
Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$56,329	$56,329	$-	$-
Corporate bonds and redeemable preferred stock	18,552	-	18,552	-
Municipal bonds	20	-	20	-
Derivatives	10,282	-	10,282	-
Total trading securities sold, not yet purchased	$85,183	$56,329	$28,854	$-

(1)Hybrid Securities Fund—European.

The following provides a brief description of the types of financial instruments the Company holds; the methodology for estimating fair value; and the level within the hierarchy of the estimate. The discussion that follows applies regardless of whether the instrument is included in investments-trading; other investments, at fair value; or trading securities sold, not yet purchased.

U.S. Government Agency MBS and CMOs: These are securities that are generally traded over-the-counter. The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. These valuations are based on a market approach. These are classified within level 2 of the valuation hierarchy.

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

RMBS: The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. These valuations are based on a market approach. The Company generally classifies these securities within level 2 of the valuation hierarchy.

U.S. Treasury Securities: U.S. Treasury securities include U.S. Treasury bonds and notes and the fair values of the U.S. Treasury securities are based on quoted prices or market activity in active markets. Valuation adjustments are not applied. The Company generally classifies these securities within level 1 of the valuation hierarchy.

CLOs, CDOs, and ABS: CLOs, CDOs, and ABS are interests in securitizations. ABS may include, but are not limited to, securities backed by auto loans, credit card receivables, or student loans. Where the Company is able to obtain independent market quotations from at least two broker-dealers and where a price within the range of at least two broker-dealers is used or market price quotations from third party pricing services is used, these interests in securitizations will generally be classified as level 2 of the valuation hierarchy. These valuations are based on a market approach. The independent market quotations from broker-dealers are generally nonbinding. The Company seeks quotations from broker-dealers that historically have actively traded, monitored, issued, and been knowledgeable about the interests in securitizations. The Company generally believes that to the extent that it (1)  receives two quotations in a similar range from broker-dealers knowledgeable about these interests in securitizations, and (2)  believes the broker-dealers gather and utilize observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources, then classification as level 2 within the valuation hierarchy is appropriate. In the absence of two broker-dealer market quotations, a single broker-dealer market quotation may be used without corroboration of the quote in which case the Company generally classifies the fair value within level 3 of the valuation hierarchy.

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

Foreign Government Bonds: The fair value of foreign government bonds is estimated using valuations provided by third party pricing services and are valued within level 2 of the valuation hierarchy.

Municipal Bonds: Municipal bonds, which include obligations of U.S. states, municipalities, and political subdivisions, primarily include bonds or notes issued by U.S. municipalities. The Company generally values these securities using third party quotations such as market price quotations from third party pricing services. The Company generally classifies the fair value of these bonds within level 2 of the valuation hierarchy. The valuations are based on a market approach. In instances where the Company is unable to obtain reliable market price quotations from third party pricing services, the Company will use its own internal valuation models. In these cases, the Company will classify such securities within level 3 of the valuation hierarchy until it is able to obtain third party pricing.

Certificates of Deposit: The fair value of certificates of deposit is estimated using valuations provided by third party pricing services. Certificates of deposit are generally categorized within level 2 of the valuation hierarchy.

Residential Loans: Management utilizes home price indices or market indications to value the residential loans. These are generally categorized within level 2 of the valuation hierarchy.

Equity Securities: The fair value of equity securities that represent investments in publicly traded companies (common or preferred shares, options, warrants, and other equity investments) is determined using the closing price of the security as of the reporting date. These are securities that are traded on a recognized liquid exchange. This is considered a level 1 value within the valuation hierarchy.

In some cases, the Company has owned options or warrants in newly publicly traded companies when the option or warrant itself is not publicly traded. In those cases, the Company used an internal valuation model and classified the investment within level 3 of the valuation hierarchy. The non-exchange traded equity options and warrants were measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price, and maturity date. Once the securities underlying the options or warrants (not the options or warrants themselves) have quoted prices available in an active market, the Company attributes a value to the warrants using the Black-Scholes model based on the respective price of the options or warrants and the quoted prices of the securities underlying the options or warrants and key observable inputs. In this case, the Company will generally classify the options or warrants as level 2 within the valuation hierarchy because the inputs to the valuation model are now observable. If the option or warrant itself begins to trade on a liquid exchange, the Company will discontinue using a valuation model and will begin to use the public exchange price at which point it will be classified as level 1within the valuation hierarchy.

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

Finally, the Company has from time to time owned an equity interest in a non-public company or a company that is public but with limited trading.  In those cases, the Company will generally determine fair value based on a model using the market approach.  If the inputs to the model are observable, the Company will classify this as level 2 in the valuation hierarchy.  If the inputs are unobservable, the Company will classify this as level 3 within the valuation hierarchy.

Derivatives

Foreign Currency Forward Contracts

Foreign currency forward contracts are exchange-traded derivatives, which transact on an exchange that is deemed to be active.  The fair value of the foreign currency forward contracts is based on current quoted market prices.  Valuation adjustments are not applied.  These are considered a level 1 within the valuation hierarchy. See note 8.

TBAs and Other Forward Agency MBS Contracts

The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. TBAs and other forward agency MBS contracts are generally classified within level 2 of the fair value hierarchy. If there is limited transaction activity or less transparency to observe market based inputs to valuation models, TBAs and other forward agency MBS contracts are classified within level 3 of the fair value hierarchy. Unrealized gains on TBAs and other forward agency MBS contracts are included in investments-trading on the Company’s consolidated balance sheets and unrealized losses on TBAs and other forward agency MBS contracts are included in trading securities sold, not yet purchased on the Company’s consolidated balance sheets. See note 8.

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

LEVEL 3 ROLLFORWARD
Three Months Ended March 31, 2017
(Dollars in Thousands)

	December 31, 2016	Net trading	Gains and losses (1)	Transfers into Level 3	Transfers out of level 3	Accretion of income (1)	Purchases	Sales and returns of capital	March 31, 2017	Change in unrealized gains /(losses) (2)
Assets
Other investments, at fair value
CLOs	$6,733	$-	$323	$-	$-	$231	$-	$(432)	$6,855	$359
CDOs	28	-	-	-	-	-	-	(2)	26	-
Total other investments, fair value	$6,761	$-	$323	$-	$-	$231	$-	$(434)	$6,881	$359

(1)	Recorded as a component of principal transactions and other income in the consolidated statement of operations.
(2)	Represents the change in unrealized gains and losses for the period included in principal transactions and other income for assets held at the end of the reporting period.

LEVEL 3 ROLLFORWARD
Three Months Ended March 31, 2016
(Dollars in Thousands)

	December 31, 2015	Net trading	Gains and losses (1)	Transfers into Level 3	Transfers out of level 3	Accretion of income (1)	Purchases	Sales and returns of capital	March 31, 2016	Change in unrealized gains /(losses) (2)
Assets
Other investments, at fair value
CLOs	$11,569	$-	$(129)	$-	$-	$393	$-	$(908)	$10,925	$241
CDOs	34	-	6	-	-	-	-	-	40	6
Total other investments, fair value	$11,603	$-	$(123)	$-	$-	$393	$-	$(908)	$10,965	$247

(1)	Recorded as a component of principal transactions and other income in the consolidated statement of operations.
(2)	Represents the change in unrealized gains and losses for the period included in principal transactions and other income for assets held at the end of the reporting period.

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

Investments-trading:  During the three ended March 31, 2017 and 2016, there were no transfers into or out of level 3 of the valuation hierarchy.

Other investments, at fair value:  During the three months ended March 31, 2017 and 2016, there were no transfers into or out of level 3 of the valuation hierarchy.

Trading securities sold, not yet purchased:  During the three ended March 31, 2017 and 2016, there were no transfers into or out of level 3 of the valuation hierarchy.

 The following tables provide the quantitative information about level 3 fair value measurements as of March 31, 2017 and December 31, 2016.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	March 31, 2017	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$6,855	Discounted Cash Flow Model	Yield	16.2%	10.4% - 22.0%
			Duration (years)	5.2	5.1 - 5.3
			Default rate	2.0%	2.0%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2016	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$6,733	Discounted Cash Flow Model	Yield	16.1%	11.8 - 25.0%
			Duration (years)	5.8	5.3 - 6.6
			Default rate	2.0%	2.0%

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

Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	Fair Value March 31, 2017	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$922	N/A	N/A	N/A
	$922

	Fair Value December 31, 2016	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$1,165	N/A	N/A	N/A
	$1,165

N/ANot applicable.

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

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of March 31, 2017 and December 31, 2016, the Company had outstanding foreign currency forward contracts with a notional amount of 1.375 million Euros and 1.625 million Euros, respectively.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest rates and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures.  The Company carries such EuroDollar future contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. As of March 31, 2017 and December 31, 2016, the Company had no outstanding EuroDollar future contracts.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At March 31, 2017, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $1,589,001 and open TBA and other forward MBS sale agreements in the notional amount of $1,589,001. At December 31, 2016, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,045,384 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,045,384.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date either as a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. At March 31, 2017, the Company had open forward purchase commitments of $1,598 and open forward sale commitments of $0.  At December 31, 2016, the Company had no open forward purchase or sales commitments.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of March 31, 2017 and December 31, 2016.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	March 31, 2017	December 31, 2016
TBAs and other forward agency MBS	Investments-trading	$8,844	$8,763
Other extended settlement trades	Investments-trading	9	-
Foreign currency forward contracts	Other investments, at fair value	(17)	17
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(7,728)	(10,282)
Other extended settlement trades	Trading securities sold, not yet purchased	-	-
		$1,108	$(1,502)

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Foreign currency forward contracts	Revenue-principal transactions and other income	$(13)	$(136)
Other extended settlement trades	Revenue-net trading	9	5
TBAs and other forward agency MBS	Revenue-net trading	2,003	1,902
		$1,999	$1,771

9. COLLATERALIZED SECURITIES TRANSACTIONS

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

The Company primarily enters into reverse repurchase agreements as part of its matched book repo financing business.  The Company may also enter into reverse repurchase agreements to acquire securities to cover short positions, or as an investment. The Company enters into repurchase agreements as part of its matched book repo financing business and, in some cases, to finance the Company’s securities positions held in inventory.

At March 31, 2017 and December 31, 2016, the Company held reverse repurchase agreements of $314,022 and $281,821, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $328,659 and $294,516, respectively.

As of March 31, 2017, the reverse repurchase agreement balance was comprised of receivables collateralized by twelve securities from four counterparties.  As of December 31, 2016, the reverse repurchase agreement balance was comprised of receivables collateralized by eight securities with three counterparties.

At March 31, 2017 and December 31, 2016, the Company had repurchase agreements of $314,008 and $295,445, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $328,802 and $309,526, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

The following table is a summary of the remaining contractual maturity of the gross obligations under repurchase agreements accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown.

REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS
(Dollars in Thousands)
March 31, 2017

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS	$-	$313,874	$-	$-	$313,874
SBA Loans	134	-	-	-	134
	$134	$313,874	$-	$-	$314,008

Amount recognized					$314,008

REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS
(Dollars in Thousands)
December 31, 2016

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS	$-	$281,670	$-	$-	$281,670
SBA Loans	13,775	-	-	-	13,775
	$13,775	$281,670	$-	$-	$295,445

Amount recognized					$295,445

10. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets are comprised of the following.

OTHER ASSETS
(Dollars in Thousands)

	March 31, 2017	December 31, 2016
Deferred costs	$-	$600
Prepaid expenses	834	976
Prepaid income taxes	128	99
Security deposits	306	1,799
Miscellaneous other assets	131	138
Cost method investment	27	25
Furniture, equipment, and leasehold improvements, net	452	498
Intangible assets	166	166
Other assets	$2,044	$4,301

Accounts payable and other liabilities are comprised of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	March 31, 2017	December 31, 2016
Accounts payable	$183	$326
Redeemable financial instrument	7,524	6,761
Rent payable	42	54
Accrued interest payable	139	305
Accrued interest on securities sold, not yet purchased	641	512
Payroll taxes payable	698	576
Other general accrued expenses	1,827	1,084
Accounts payable and other liabilities	$11,054	$9,618

Redeemable Financial Instrument

The redeemable financial instrument represents an investment in the Operating LLC made by JKD Capital Partners I LTD (the “Investor”).  The Investor is owned by Jack DiMaio, the chairman of the Company’s board of directors and his spouse.  See note 19.  For a more detailed description of the terms and conditions of the redeemable financial instrument see note 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The investor made an additional investment of $1,000 during the three months ended March 31, 2017.

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

The Company’s Principal Investing Portfolio

For each investment made within the principal investing portfolio, the Company assesses whether the investee is a VIE and if the Company is the primary beneficiary.  As of March 31, 2017, the Company had variable interests in various securitization VIEs, but determined that it was not the primary beneficiary, and, therefore, was not consolidating the securitization VIEs.  The maximum potential financial statement loss the Company would incur if the securitization vehicles were to default on all of their obligations would be the loss of value of the interests in securitizations that the Company holds in its inventory at the time.  The Company did not provide financial support to these VIEs during the three months ended March 31, 2017 and 2016 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2017 and December 31, 2016.

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

The Company’s Trading Portfolio

From time to time, the Company may have an interest in a VIE through the investments it makes as part of its trading activities.  Because of the high volume of trading activity the Company experiences, the Company does not perform a formal assessment of each individual investment within its trading portfolio to determine if the investee is a VIE and if the Company is a primary beneficiary.  Even if the Company were to obtain a variable interest in a VIE through its trading portfolio, the Company would not be deemed to be the primary beneficiary for two main reasons: (a) the Company does not usually obtain the power to direct activities that most significantly impact any investee’s financial performance and (b) a scope exception exists within the consolidation guidance for cases where the reporting entity is a broker-dealer and any control (either as the primary beneficiary of a VIE or through a controlling interest in a voting interest entity) was deemed to be temporary.  In the unlikely case that the Company somehow obtained the power to direct activities and obtained a significant variable interest in an investee in its trading portfolio that was a VIE, any such control would be deemed to be temporary due to the rapid turnover within the trading portfolio.

The table below presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 12) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold but not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at March 31, 2017 and December 31, 2016.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	March 31, 2017	December 31, 2016
Other Investments, at fair value	$6,881	$6,761
Maximum Exposure	$6,881	$6,761

12. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		March 31, 2017	December 31, 2016	Interest Rate Terms	Interest (4)	Maturity
Convertible senior notes:
8.00% convertible senior notes (the "2017 Convertible Note")	$15,000		$15,000	$-	Fixed	8.00%	March 2022 (1)
8.00% convertible senior notes (the "2013 Convertible Notes")	8,248		8,248	8,248	Fixed	8.00%	September 2018 (2)
Less unamortized debt issuance costs			(1,516)	(274)
	23,248		21,732	7,974
Junior subordinated notes:
Alesco Capital Trust I	28,125	(3)	12,691	12,577	Variable	5.04%	July 2037
Sunset Financial Statutory Trust I	20,000	(3)	9,054	8,972	Variable	5.30%	March 2035
	48,125		21,745	21,549
Total	$71,373		$43,477	$29,523

(1)The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount of the 2017 Convertible Note at any time prior to maturity into units of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of the Operating LLC not held by IFMI may, with certain restrictions, be redeemed and exchanged into shares of the Company on a one-to-one basis.  See discussion below and note 18 to our Annual Report on Form 10-K for the year ended December 31, 2016.

(2)The holders of the 2013 Convertible Notes may convert all or any part of the outstanding principal amount of the 2013 Convertible Notes at any time prior to maturity into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price of $3.00 per share, subject to customary anti-dilution adjustments.

(3)The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding.  The Company receives back from the trusts the pro rata share of interest and principal on the common stock the Company holds of $1,489.  Accordingly, the Company shows the net par value not held by it as $48,125 in the table above.  These trusts are VIEs and the Company does not consolidate them even though the Company holds common stock.  The Company carries the common stock on its balance sheet at a value of $0.

(4)Represents the interest rate in effect as of the last day of the reporting period.

Issuance of 2017 Convertible Note

On March 10, 2017 (the “Closing Date”), the Operating LLC entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and among the Operating LLC and DGC Family Fintech Trust, a trust established by Daniel G. Cohen, and solely for purposes of Article VI and Sections 7.3, 7.4, 7.5 and 7.6 thereof, the Company. Mr. Cohen is the vice chairman of the Company’s board of directors and vice chairman of the board of managers of the Operating LLC, president and chief executive of the Company’s European Business, and president, a director and the chief investment officer of CCFL.

Pursuant to the Purchase Agreement, the DGC Family Fintech Trust agreed to purchase from the Operating LLC, and the Operating LLC agreed to issue and to sell to the DGC Family Fintech Trust, a convertible senior secured promissory note (the “2017 Convertible Note”) in the aggregate principal amount of $15,000.  On the Closing Date, the DGC Family Fintech Trust paid to the Operating LLC $15,000 in cash in consideration for the 2017 Convertible Note.  In addition, pursuant to the Purchase Agreement, on the Closing Date, the Operating LLC was required to pay to the DGC Family Fintech Trust the $600 Transaction Fee, which obligation was offset in full by Mr. Cohen’s obligation to pay the Termination Fee for the Europe Sale Agreement (see note 4) to the Operating LLC.

Under the Purchase Agreement, the Operating LLC and the DGC Family Fintech Trust offer customary indemnifications.  Further, the Operating LLC and the DGC Family Fintech Trust provide each other with customary representations and warranties, the Company provides limited representations and warranties to the DGC Family Fintech Trust, and each of the Operating LLC and the Company make customary affirmative covenants.

Pursuant to the Purchase Agreement, the Company agreed to execute an amendment (the “LLC Agreement Amendment”) to the Amended and Restated Limited Liability Company Agreement of the Operating LLC dated as of December 16, 2009, by and among the Operating LLC and its members, as amended (the “LLC Agreement”) at such time in the future as all of the other members execute the LLC Agreement Amendment.  The LLC Agreement Amendment provides, among other things, that the Board of Managers will initially consist of Daniel G. Cohen, as chairman of the Operating LLC’s board of managers, Lester R. Brafman (the Company’s current chief executive officer) and Joseph W. Pooler, Jr. (the Company’s current executive vice president, chief financial officer and treasurer).  The LLC Agreement Amendment also provides that Mr. Cohen would not be able to be removed from the Operating LLC’s board of managers or as chairman of the Operating LLC’s board of managers other than for cause or under certain limited circumstances.

A special committee of the Company’s board of directors, comprised solely of independent directors, negotiated the Purchase Agreement on behalf of the Company.  The special committee retained separate independent legal and financial advisors to assist the committee in its negotiation and evaluation of the Purchase Agreement.

Mr. Cohen is neither a trustee nor a named beneficiary of the DGC Family Fintech Trust and does not have any voting or dispositive control of securities held by the trust.

The outstanding principal amount under the 2017 Convertible Note is due and payable on the fifth anniversary of the Closing Date, provided that the Operating LLC may, in its sole discretion, extend the maturity date for an additional one-year period, in each case unless the 2017 Convertible Note is earlier converted (in the manner described below). The 2017 Convertible Note accrues interest at a rate of 8% per year, payable quarterly. Provided that no event of default has occurred under the 2017 Convertible Note, if dividends of less than $0.02 per share are paid on the Common Stock, in any fiscal quarter prior to an interest payment date, then the Operating LLC may pay one-half of the interest payable on such date in cash, and the remaining one-half of the interest otherwise payable will be added to the principal amount of the 2017 Convertible Note then outstanding. The 2017 Convertible Note contains customary “Events of Default.” Upon the occurrence or existence of any Event of Default under the 2017 Convertible Note, the outstanding principal amount is immediately accelerated in certain limited instances and may be accelerated in all other instances upon notice by the holder of the 2017 Convertible Note to the Operating LLC.  Further, upon the occurrence of any Event of Default under the 2017 Convertible Note and for so long as such Event of Default continues, all principal, interest, and other amounts payable under the 2017 Convertible Note will bear interest at a rate equal to 9% per year. The 2017 Convertible Note may not be prepaid in whole or in part prior to the maturity date without the prior written consent of the holder thereof (which may be granted or withheld in its sole discretion).   The 2017 Convertible Note is secured by the equity interests held by the Operating LLC in all of its subsidiaries.

At any time following the Closing Date, all or any portion of the outstanding principal amount of the 2017 Convertible Note may be converted by the holder thereof into units of membership interests of the Operating LLC (“LLC Units”) at a conversion rate equal to $1.45 per unit, subject to customary anti-dilution adjustments.  Pursuant to the LLC Agreement, and subject to certain limitations, holders of the Operating LLC may require the Operating LLC to redeem all or any portion of such units in exchange for, in the Company’s sole discretion, cash or Common Stock. Under the Purchase Agreement, the Company agreed to submit a proposal to the Company’s stockholders at its 2017 annual meeting of stockholders to approve the Company’s issuance, if any, of Common

Stock upon any redemption of the LLC Units and the Company’s board of directors agreed to recommend that the Company’s stockholders vote to approve such proposal.

Following any conversion of the 2017 Convertible Note into LLC Units, the holder of such LLC Units will have the same rights of redemption, if any, held by the holders of LLC Units as set forth in the LLC Agreement; provided that the holder will have no such redemption rights with respect to such LLC Units if the Company’s board of directors determines in good faith that satisfaction of such redemption by the Company with shares of its Common Stock would (i) jeopardize or endanger the availability to the Company of its net operating loss and net capital loss carryforwards and certain other tax benefits under Section 382 of the Internal Revenue Code of 1986, or (ii) constitute a “Change of Control” under the Junior Subordinated Indenture, dated as of June 25, 2007, between the Company (formerly Alesco Financial Inc.) and Wells Fargo Bank, N.A., as trustee.

Under the 2017 Convertible Note, if following any conversion of the 2017 Convertible Note into LLC Units, for so long as the Company owns a number of LLC Units representing less than a majority of the voting control of the Operating LLC, each holder of any LLC Units issued as a result of the conversion of the 2017 Convertible Note (regardless of how such LLC Units were acquired by such holder) is obligated to grant and appoint the Company as such holder’s proxy and attorney-in-fact to vote (i) the number of LLC Units owned by each such holder that, if voted by the Company, would give the Company a majority of the voting control of the Operating LLC, or (ii) if such holder holds less than such number of LLC Units, all such holder’s LLC Units.

The 2017 Convertible Note provides that it is senior to all indebtedness of the Operating LLC incurred following the Closing Date, and is senior to any subordinated or junior subordinated indebtedness of the Operating LLC outstanding as of the Closing Date.

Refer to note 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of the Company’s other debt.

13. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the three months ended March 31, 2017 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2016	11,349,566
Vesting of shares	616,159
Shares withheld for employee taxes	(76,991)
March 31, 2017	11,888,734

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

During the three months ended March 31, 2017, IFMI received and surrendered units of the Operating LLC. The following table displays the amount of units received (net of surrenders) by IFMI.

Operating LLC
Membership Units
Units related to UIS Agreement	398,741
Total	398,741

The Company recognized a net increase in additional paid in capital of  $196 and a net decrease in accumulated other comprehensive income of $17 with an offsetting decrease in non-controlling interest of $179 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in IFMI’s ownership interest in the Operating LLC on the equity attributable to IFMI for the three months ended March 31, 2017 and 2016.

	March 31, 2017	March 31, 2016
Net income / (loss) attributable to IFMI	$672	$199
Transfers (to) from the non-controlling interest:
Increase / (decrease) in IFMI's paid in capital for the
acquisition / (surrender) of additional units in consolidated
subsidiary, net	196	(552)
Changes from net income / (loss) attributable to IFMI and transfers (to) from the non-controlling interest	$868	$(353)

Repurchases of Common Stock

On March 17, 2017 and 2016, the Company entered into letter agreements  (together, the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (“Agent”).  The 2016 letter agreement was in effect from March 17, 2016 until December 15, 2016.  The 2017 letter agreement is in effect from March 17, 2017 until March 17, 2018.  The 2016 letter called for the Agent to use its commercially reasonable efforts to purchase, on the Company’s behalf, up to an aggregate maximum of $1,000 of Common Stock on any day that the NYSE MKT is open for business.  The 2017 letter agreement calls for the Agent to purchase up to an aggregate maximum of $2,000 of the shares of Common Stock.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.

During the three months ended March 31, 2017, the Company made no purchases under the 10b5-1 Plan.  During the three months ended March 31, 2016, the Company repurchased 65,680 shares in the open market (both pursuant to the 10b5-1 Plan and prior to the plan being in effect) for a total purchase price of $58.

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

As of March 31, 2017, JVB’s adjusted net capital was $51,778, which exceeded the minimum requirements by $51,528.

CCFL, a subsidiary of the Company regulated by the United Kingdom FCA, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of March 31, 2017, the total minimum required net liquid capital was $1,133, and net liquid capital in CCFL was $2,581, which exceeded the minimum requirements by $1,448 and was in compliance with the net liquid capital provisions.  See note 4.

15. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended March 31,
	2017	2016
Net income / (loss) attributable to IFMI	$672	$199
Effect of Dilutive Securities:
Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	299	65
Interest expense incurred on dilutive convertible notes (2)	80	-
Add / (deduct): Adjustment (3)	-	10
Net income / (loss) on a fully converted basis	$1,051	$274

Weighted average common shares outstanding - Basic	11,992,397	13,271,903
Effect of Dilutive Securities:
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,324,090	5,324,090
Restricted units or shares	199,579	81,402
Shares issuable upon conversion of dilutive convertible notes (2)	2,528,736	-
Weighted average common shares outstanding - Diluted	20,044,802	18,677,395

Net income / (loss) per common share - Basic	$0.06	$0.01

Net income / (loss) per common share - Diluted	$0.05	$0.01

(1)The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the three months ended March 31, 2017 and 2016) may be redeemed and exchanged into shares of the Company on a one-to-one basis. The Operating LLC membership units not held by IFMI are redeemable, at any time, for (i) cash in an amount equal to the average of the per share closing prices of Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the member’s redemption notice, or (ii) at the Company’s option, one share of Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of Common Stock as a dividend or other distribution on the outstanding Common Stock, or a further subdivision or combination of the outstanding shares of Common Stock. These membership units enter into the computation of diluted net income / (loss) per common share when the effect is not anti-dilutive using the if-converted method.

(2)The Company includes an adjustment for its outstanding convertible debt if such debt is dilutive using the “if converted method.”  The “if converted method” assumes the debt had been converted to equity at the beginning of the relevant period.  Therefore, an adjustment is made to increase net income for the interest expense recognized related to the dilutive convertible debt and the shares issuable upon conversion are included in the weighted average shares outstanding on a fully diluted basis. In both periods presented, the 2013 Convertible Notes were not dilutive.  Therefore, no interest expense adjustment was recorded related to those notes and the 2,749,167 shares issuable upon conversion of those notes are excluded from the weighted average shares outstanding.  During the three months ended March 31, 2017, the 2017 Convertible Note was dilutive.  If the 2017 Convertible Note was converted, the Company would issue 10,344,828 units of the Operating LLC which could potentially be converted, at the option of the Company, into Common Stock on a one-for-one basis (see note 12).  Only 2,528,736 shares were included in the diluted share outstanding calculation for the three months ended March 31, 2017 because the 2017 Convertible Note was only outstanding for a portion of the three months ended March 31, 2017.

(3)An adjustment is included for income tax expense.  If the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable.

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

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended March 31, 2017

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$8,075	$-	$-	$8,075	$-	$8,075
Asset management	-	2,692	-	2,692	-	2,692
New issue and advisory	1,112	-	-	1,112	-	1,112
Principal transactions and other income	4	2,144	465	2,613	-	2,613
Total revenues	9,191	4,836	465	14,492	-	14,492
Total operating expenses	8,020	1,484	95	9,599	2,305	11,904
Operating income / (loss)	1,171	3,352	370	4,893	(2,305)	2,588
Interest expense	-	-	-	-	(1,612)	(1,612)
Income / (loss) before income taxes	1,171	3,352	370	4,893	(3,917)	976
Income tax expense / (benefit)	-	-	-	-	5	5
Net income / (loss)	1,171	3,352	370	4,893	(3,922)	971
Less: Net income / (loss) attributable to the non-controlling interest	-	-	-	-	299	299
Net income / (loss) attributable to IFMI	$1,171	$3,352	$370	$4,893	$(4,221)	$672

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$18	$1	$-	$19	$47	$66

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended March 31, 2016

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$10,202	$-	$-	$10,202	$-	$10,202
Asset management	-	2,312	-	2,312	-	2,312
New issue and advisory	381	-	-	381	-	381
Principal transactions and other income	67	613	160	840	-	840
Total revenues	10,650	2,925	160	13,735	-	13,735
Total operating expenses	8,990	937	128	10,055	2,416	12,471
Operating income / (loss)	1,660	1,988	32	3,680	(2,416)	1,264
Interest expense	-	-	-	-	(990)	(990)
Income / (loss) before income taxes	1,660	1,988	32	3,680	(3,406)	274
Income tax expense / (benefit)	-	-	-	-	10	10
Net income / (loss)	1,660	1,988	32	3,680	(3,416)	264
Less: Net income / (loss) attributable to the non-controlling interest	-	-	-	-	65	65
Net income / (loss) attributable to IFMI	$1,660	$1,988	$32	$3,680	$(3,481)	$199

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$38	$1	$-	$39	$43	$82

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

BALANCE SHEET DATA
As of March 31, 2017
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$553,916	$4,152	$8,277	$566,345	$6,538	$572,883

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
December 31, 2016
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$542,364	$4,973	$8,441	$555,778	$5,493	$561,271

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

(1)Unallocated assets primarily include: (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of business segment assets.  Such amounts are excluded in business segment reporting to the chief operating decision maker.

(2)Goodwill and intangible assets as of March 31, 2017 and 2016 are allocated to the Capital Markets and Asset Management business segments as indicated in the table above.

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States and (2) United Kingdom and other.  Total revenues by geographic area are summarized as follows.

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended March 31,
	2017	2016
Total Revenues:
United States	$11,953	$12,509
United Kingdom & Other	2,539	1,226
Total	$14,492	$13,735

Long-lived assets attributable to an individual country, other than the United States, are not material.

18. SUPPLEMENTAL CASH FLOW DISCLOSURE

Cash paid for interest by the Company on its debt was $1,621 and $568 for the three months ended March 31, 2017 and 2016, respectively.

The Company paid income taxes of $47 and $158 for the three months ended March 31, 2017 and 2016, respectively. The Company received no income tax refunds for the three months ended March 31, 2017 and 2016.

For the three months ended March 31, 2017, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered units of the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $196, a net decrease of $17 in accumulated other comprehensive income, and a decrease of $179 in non-controlling interest.  See note 13.

•	The Company recognized an accrual of $350 in accounts payable and other accrued liabilities for dividends and distributions declared on March 14, 2017 which were paid after March 31, 2017.
•

As a result of the European Sale Agreement, Mr. Cohen was required to pay to the Company the $600 Termination Fee.   Accordingly, the Company had deferred $600 of transaction costs it had paid in conjunction with the European Sale Agreement which were included as a component of other assets.  With the issuance of the $15,000 convertible note, the Company agreed to pay to DGC Family Fintech Trust a $600 transaction fee.  The Company agreed that Mr. Cohen’s obligation to pay the Termination Fee was offset in its entirety by the Company’s obligation to pay the Transaction Fee.  Accordingly, $600 was reclassified from other assets to discount on debt. (See note 4)

For the three months ended March 31, 2016, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company acquired additional units of the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $552, a net increase of $49 in accumulated other comprehensive income, and a net increase of $503 in non-controlling interest.

19. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the three months ended March 31, 2017 and 2016. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. The Bancorp, Inc. (“TBBK”)

TBBK is identified as a related party because Mr. Cohen is TBBK’s chairman.

TBBK maintained deposits for the Company in the amount of $59 and $43 as of March 31, 2017 and December 31, 2016, respectively. These amounts are not disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of March 31, 2017 and December 31, 2016, the Company had repurchase agreements with TBBK as the counterparty of $65,277 and $39,221, respectively. As of March 31, 2017 and December 31, 2016, the fair value of the collateral provided to TBBK by the Company relating to these repurchase agreements was $68,057 and $41,177, respectively.  These amounts are included as a component of securities sold under agreement to repurchase in the Company’s consolidated balance sheets.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amounts of $227 and $26 for the three months ended March 31, 2017 and 2016,  respectively, which were included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

B. Cohen Bros. Financial, LLC (“CBF”) and EBC 2013 Family Trust (“EBC”)

CBF has been identified as a related party because (i) CBF is a non-controlling interest of the Company and (ii) CBF is wholly owned by Mr. Cohen.

In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company. Mr.  Cohen is a trustee of EBC. The Company issued $2,400 in principal amount of the 2013 Convertible Notes, and $1,600 of Common Stock to EBC.  See notes 4 and 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at the end of this section.

C. The Edward E. Cohen IRA

On August 28, 2015, $4,386 in principal amount of the 2013 Convertible Notes originally issued to Mead Park Capital  in September 2013 was purchased by the Edward E. Cohen IRA of which Edward E. Cohen is the benefactor.  Edward E. Cohen is the father of Daniel G. Cohen.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tables at the end of this section. See notes 4 and 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

D. JKD Capital Partners I LTD

JKD Capital Partners I LTD (“Investor”) is an entity owned by Jack J. DiMaio, the chairman of the Company’s board of directors, and his spouse.  On October 3, 2016, the Operating LLC and JKD Capital Partners I LTD entered into an investment agreement.  Pursuant to such investment agreement, the investor agreed to invest up to $12,000 into the Operating LLC,  $6,000 of which was invested in October 2016.  An additional $1,000 was invested by the Investor in the Operating LLC in January 2017.   For a more detailed description of the terms and conditions of the redeemable financial instrument see note 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

 The interest expense incurred on this transaction is disclosed in the table at the end of this section.  The balance of the redeemable financial instrument is included as a component of accounts payable and other liabilities in the Company’s consolidated balance sheet.  See note 10.

E. CDO Sub-Advisory Agreement with Mead Park Advisors, LLC

In July 2014, IFMI’s subsidiaries, Cohen & Company Financial Management LLC (“CCFM”) and Dekania Capital Management, LLC (“DCM”), entered into a CDO sub-advisory agreement with Mead Park Advisors, LLC (“Mead Park Advisors”) whereby Mead Park Advisors rendered investment advice and provided assistance to CCFM and DCM with respect to their management of certain CDOs.  The Company incurred consulting fee expense related to this sub-advisory agreement, which is disclosed as part of professional fee and other operating in the tables at the end of this section. Mead Park Advisors is a related party of the Company because Mr. DiMaio maintains an ownership interest in it.  The CDO sub-advisory agreement was terminated by the Company on March 30, 2017.

F. Resource Securities, Inc. (formerly known as Chadwick Securities, Inc.), a registered broker-dealer subsidiary of Resource America, Inc. (“REXI”)

REXI was a publicly traded specialized asset management company in the commercial finance, real estate, and financial fund management sectors.  It has been identified as a related party because the former chairman of the board of REXI is the father of Daniel

G. Cohen until REXI was sold to an unrelated third party effective September 2016.  From that point forward, REXI is not a related party.

G. DGC Family Fintech Trust

DGC Family Fintech Trust was established by Daniel G. Cohen, the president and chief executive of the Company’s European operations and vice chairman of the Company’s board of directors. Mr. Cohen does not have any voting or dispositive control of securities held in the interest of the trust.  The Company considers DGC Family Fintech Trust a related party because it was established by Daniel G. Cohen.  The DGC Family Fintech Trust purchased the 2017 Convertible Note.  See notes 4 and 12.

The Company incurred interest expense on the 2017 Convertible Note, which is disclosed as part of interest expense incurred in the table at the end of this section.

The following tables display the routine transactions recognized in the statements of operations from the identified related parties that are described above.

RELATED PARTY TRANSACTIONS
Three Months Ended March 31, 2017
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
TBBK	$-	$13	$-	$-	$-	$-
EBC	-	-	-	-	-	58
Edward E. Cohen IRA	-	-	-	-	-	106
DGC Family Trust	-	-	-	-	-	80
	$-	$13	$-	$-	$-	$244

RELATED PARTY TRANSACTIONS
Three Months Ended March 31, 2016
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
EBC	$-	$-	$-	$-	$-	$57
Edward E. Cohen IRA	-	-	-	-	-	105
Mead Park Advisors, LLC	-	-	-	-	50	-
	$-	$-	$-	$-	$50	$162

The following related party transactions are non-routine and are not included in the tables above.

H.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen, its vice chairman, and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company has a sublease agreement for certain office space with the Company’s chairman of the board.  The Company receives payments under this agreement.  The payments are recorded as a reduction in the related rent and utility expenses.  The Company recorded a reduction in the rent and utility expenses in the amount of $7 and $3 for the three months ended March 31, 2017 and 2016, respectively.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $80 and $90 for the three months ended March 31, 2017 March 31, 2016, respectively.

20. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 19 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	March 31, 2017	December 31, 2016
Employees & other	$106	$57
Due from Related Parties	$106	$57

Mead Park	$50	$50
Due to Related Parties	$50	$50

 ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Institutional Financial Markets, Inc. and its majority owned subsidiaries (collectively, “we,” “us,” “our,” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including fair value of financial instruments. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

All amounts in this disclosure are in thousands (except share and unit and per share and per unit data) except where noted.

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

•

Asset Management: Our Asset Management business segment manages assets within CDOs, permanent capital vehicles, managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of March 31, 2017, we had approximately $3.54 billion in assets under management (“AUM”) of which 93.5% was in CDOs. Almost all of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, auction call redemptions, and defaults.  We do not expect to complete any securitizations in the future so we expect our asset management revenue from CDOs to continue to decline.

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

In addition, as a smaller firm, we are exposed to intense competition.  Although we provide financing to our customers, larger firms have a much greater capability to provide their clients with financing, giving them a competitive advantage.  We are much more reliant upon our employees’ relationships, networks, and abilities to exploit market opportunities.  Therefore, our business may be significantly impacted by the addition or loss of key personnel.

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

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of March 31, 2017,  93.5% of our existing AUM are in CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not recovered since that time. Consequently, we have been unable to complete a new securitization since 2008.

Almost all of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, and defaults.  We do not expect to complete any securitizations in the future so we expect our asset management revenue from CDOs to continue to decline.

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the underlying operating results of these investments. As of March 31, 2017, we had $8,146 of other investments, at fair value representing our principal investment portfolio. Our results of operations and financial condition will be significantly impacted by the financial results of these investments.

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

U.S.  Housing Market

In recent years, our mortgage group has grown in significance to our capital markets segment and to us overall.  The mortgage group primarily earns revenue by providing hedging execution, securities financing, and trade execution services to mortgage originators and other investors in mortgage backed securities.  Therefore, this group’s revenue is highly dependent on the volume of mortgage originations in the U.S. Mortgage origination activity is highly sensitive to interest rates, the U.S. job market, housing starts, sale activity of existing housing stock, as well as the general health of the U.S. economy.  In addition, any new regulation that impacts US government agency mortgage backed security issuance activity, residential mortgage underwriting standards, or otherwise impacts mortgage originators will impact our business.  We have no control over these external factors and there is no effective way for us to hedge against these risks.  Our mortgage group’s volumes and profitability will be highly impacted by these external factors.

Recent Events

Issuance of $15,000 of Convertible Note and Termination of Sale of European Operations

On March 10, 2017, the Operating LLC issued a convertible note (the “2017 Convertible Note”) in the aggregate principal amount of $15,000 to DGC Family Fintech Trust, a trust established by Daniel G. Cohen, the president and chief executive of our European operations and vice chairman of our board of directors.  The 2017 Convertible Note was issued in exchange for $15,000 in cash.  The 2017 Convertible Note has a 5-year maturity and calls for quarterly interest only payments.  Interest accrues at 8% per annum.  The 2017 Convertible Note is convertible at the option of the holder thereof, in whole or in part at any time prior to maturity, into units of membership interests of the Operating LLC at a conversion price of $1.45 per unit.  Pursuant to the 2017 Convertible Note, we agreed to pay to DGC Family Fintech Trust a $600 transaction fee (the “Transaction Fee”).  See notes 5 and 30 to our consolidated financial statements included in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

In connection with the most recent extension of the European Sale Agreement’s termination date, the parties to the transaction agreed that upon a termination of the European Sale Agreement by either party, Mr. Cohen’s employment agreement would be amended to reduce the payment we were required to pay to Mr. Cohen in the event his employment was terminated without “cause” or for “good reason” (as such terms are defined in Mr. Cohen’s employment agreement) from $3,000 to $1,000.  In addition, the parties agreed that upon a termination of the European Sale Agreement by either party, Mr. Cohen was required to pay to us $600 representing a portion of the transaction costs incurred by the Company (the “Termination Fee”).

On March 10, 2017, C&Co Europe Acquisition LLC terminated the European Sale Agreement.

In connection with the issuance of the 2017 Convertible Note and the termination of the European Sale Agreement, we agreed that Mr. Cohen’s obligation to pay the Termination Fee was offset in its entirety by our obligation to pay the Transaction Fee.  However, the amendment to Mr. Cohen’s employment agreement described above became effective.

See notes 4 and 12 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

 Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2017 and 2016.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,		Favorable / (Unfavorable)
	2017	2016	$ Change	% Change
Revenues
Net trading	$8,075	$10,202	$(2,127)	(21)%
Asset management	2,692	2,312	380	16%
New issue and advisory	1,112	381	731	192%
Principal transactions and other income	2,613	840	1,773	211%
Total revenues	14,492	13,735	757	6%

Operating expenses
Compensation and benefits	7,185	8,540	1,355	16%
Business development, occupancy, equipment	586	664	78	12%
Subscriptions, clearing, and execution	1,713	1,522	(191)	(13)%
Professional fee and other operating	2,354	1,663	(691)	(42)%
Depreciation and amortization	66	82	16	20%
Total operating expenses	11,904	12,471	567	5%

Operating income / (loss)	2,588	1,264	1,324	105%

Non-operating income / (expense)

Interest expense	(1,612)	(990)	(622)	(63)%
Income / (loss) before income taxes	976	274	702	256%
Income taxes	5	10	5	50%
Net income / (loss)	971	264	707	268%
Less: Net income (loss) attributable to the non-controlling interest	299	65	(234)	(360)%
Net income / (loss) attributable to IFMI	$672	$199	$473	238%

Revenues

Revenues increased by $757, or 6%, to $14,492 for the three months ended March 31, 2017 from $13,735 for the three months ended March 31, 2016. As discussed in more detail below, the change was comprised of (i) a decrease of $2,127 in net trading revenue; (ii) an increase of $380 in asset management revenue; (iii) an increase of $731 in new issue and advisory revenue; and (iv) an increase of $1,773 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $2,127, or 21%, to $8,075 for the three months ended March 31, 2017 from $10,202 for the three months ended March 31, 2016.      The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	March 31, 2017	March 31, 2016	Change
Mortgage	$2,780	$2,208	$572
High yield corporate	2,305	1,895	410
Investment grade corporate	500	3,174	(2,674)
SBA	230	275	(45)
Wholesale and other	2,260	2,650	(390)
Total	$8,075	$10,202	$(2,127)

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the three months ended March 31, 2017 may not be indicative of future results. Furthermore, from time to time, some of the assets included in the investments-trading line of our consolidated balance sheets may represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	March 31,		December 31,
	2017	2016	2016	2015
Company sponsored CDOs (1)	$3,311,087	$3,720,180	$3,439,054	$3,746,561
Managed accounts (2)	228,542	172,156	229,119	165,834
Assets under management (3)	$3,539,629	$3,892,336	$3,668,173	$3,912,395

(1)	Management fee income earned from Company sponsored CDOs is recorded as a component of asset management revenue.
(2)	Management fee income earned on managed accounts is recorded as a component of asset management revenue.
(3)	AUM for Company sponsored CDOs and other managed accounts represents total AUM at the end of the period indicated.
(4)

Asset management fees increased by $380, or 16%, to $2,692 for the three months ended March 31, 2017 from $2,312 for the three months ended March 31, 2016, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	March 31, 2017	March 31, 2016	Change
CDOs	$1,575	$1,965	$(390)
Other	1,117	347	770
Total	$2,692	$2,312	$380

CDOs

A substantial portion of our asset management fees are earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, and defaults.  We do not expect to complete any securitizations in the future so we expect our asset management fees from CDOs to continue to decline over time.

Asset management fees from Company sponsored CDOs decreased by $390 to $1,575 for the three months ended March 31, 2017 from $1,965 for the three months ended March 31, 2016. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	March 31, 2017	March 31, 2016	Change
TruPS and insurance company debt - U.S.	$996	$978	$18
TruPS and insurance company debt - Europe	390	458	(68)
Broadly syndicated loans - Europe	189	529	(340)
Total	$1,575	$1,965	$(390)

Asset management fees for TruPS and insurance company debt – U.S. remained flat.

Asset management fees for TruPS and insurance company debt – Europe declined primarily because average AUM has declined because of principal repayments on the assets in these securitizations.

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  Fees declined primarily because during 2017, the performance of the portfolio deteriorated and certain cash flow diversion features of the CLO were triggered.  As a result, cash flow that would otherwise pay subordinated management fees was diverted to pay principal on the senior securities.   In addition, fees declined because of a reduction in AUM due to principal payments received.  See “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our policy regarding recognition of deferred subordinated asset management fees.

Other

Other asset management revenue increased by $770 to $1,117 for the three months ended March 31, 2017 from $347 for the three months ended March 31, 2016.   The increase was primarily due to performance fees being earned on, and increases in the AUM of, our managed accounts during 2017.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $731, or 192%, to $1,112 for the three months ended March 31, 2017 from $381 for the three months ended March 31, 2016.

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

Principal Transactions and Other Income

Principal transactions and other income increased by $1,773, or 211%,  to $2,613 for the three months ended March 31, 2017, as compared to $840 for the three months ended March 31, 2016.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	March 31, 2017	March 31, 2016	Change
EuroDekania	$(72)	$8	$(80)
Tiptree	-	(23)	23
Currency hedges	(13)	(136)	123
CLO investments	554	263	291
Other principal investments	-	15	(15)
Total principal transactions	469	127	342

Alesco X-XVII revenue share	1,776	198	1,578
Star Asia revenue share	280	233	47
IIFC revenue share	88	94	(6)
Other revenue shares	-	79	(79)
All other income / (loss)	-	109	(109)
Other income	2,144	713	1,431

Total principal transactions and other income	$2,613	$840	$1,773

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

The CLO investments represent investments in the most junior tranche of certain CLOs.  The income of $554 recognized during the three months ended March 31, 2017 was comprised of $231 of investment income, $359 of net unrealized gain, partially offset by $36 of impairment charges.  The income of $263 recognized during the three months ended March 31, 2016 was comprised of $393 of investment income, $240 of net unrealized gain, partially offset by $370 of impairment charges.

Other Income / (Loss)

Other income increased by $1,431 to $2,144 for the three months ended March 31, 2017, as compared to $713 for the three months ended March 31, 2016. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.

The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned in excess of certain thresholds.  These arrangements expire, or have expired, as follows:

•

The Alesco X-XVII revenue share arrangement expired in February 2017.  During the three months ended March 31, 2017, we recognized revenue for certain contingent amounts that became due upon the conclusion of the arrangement.  No further revenue will be earned from this arrangement.

•	The Star Asia revenue share arrangement does not have a fixed termination date but could terminate as early as January 2018.
•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.   To date, we have earned $1,219.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

•	The other revenue share arrangements have all expired.

Operating Expenses

Operating expenses decreased by $567, or 5%, to $11,904 for the three months ended March 31, 2017 from $12,471 for the three months ended March 31, 2016. As discussed in more detail below, the change was comprised of (i) a decrease of $1,355 in compensation and benefits; (ii) a decrease of $78 in business development, occupancy, and equipment; (iii) an increase of $191 in subscriptions, clearing, and execution; (iv) an increase of $691 of professional fee and other operating; and (v) a decrease of $16 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $1,355, or 16%, to $7,185 for the three months ended March 31, 2017 from $8,540 for the three months ended March 31, 2016.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	March 31, 2017	March 31, 2016	Change
Cash compensation and benefits	$6,732	$7,981	$(1,249)
Equity-based compensation	453	559	(106)
Total	$7,185	$8,540	$(1,355)

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $1,249 to $6,732 for the three months ended March 31, 2017 from $7,981 for the three months ended March 31, 2016.  This decrease was primarily the result of a decrease in incentive compensation that is tied to revenue and operating profitability, especially the decline in net trading revenue from the prior year.  Our total headcount decreased from 86 at March 31, 2016 to 80 at March 31, 2017.  From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $106 to $453 for the three months ended March 31, 2017 from $559 for the three months ended March 31, 2016.  The decrease was due to the vesting of certain grants in 2016.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $78, or 12%, to $586 for the three months ended March 31, 2017 from $664 for the three months ended March 31, 2016.  The decrease was primarily the result of a decrease of $88 in occupancy and equipment.  The decrease in occupancy and equipment was due to our continued efforts to reduce our office space costs by not renewing leases and subleasing excess office space.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $191, or 13%, to $1,713 for the three months ended March 31, 2017 from $1,522 for the three months ended March 31, 2016.  The increase was due to an increase in clearing and executions of $203 partially offset by a decrease in subscriptions of $12.   The increase in clearing and execution of $203 was due to an increase of $221 in solicitation costs associated with our European separate accounts business, partially offset by a decrease in clearing costs of $18 due to decreased trading volume.  The decrease in subscriptions was primarily due to a decrease in employee headcount.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $691, or 42%, to $2,354 for the three months ended March 31, 2017 from $1,663 for the three months ended March 31, 2016. This increase was comprised of an increase of $719 in professional fees, partially offset by a decrease of $28 in other operating expenses.  The increase in professional fees was due to consulting fees paid related to European new issue and advisory revenue recognized during 2017.

Depreciation and Amortization

Depreciation and amortization decreased by $16, or 20%, to $66 for the three months ended March 31, 2017 from $82 for the three months ended March 31, 2016.  The decrease was primarily the result of fixed assets becoming fully depreciated.

Non-Operating Income and Expense

Interest Expense

Interest expense increased by $622, or 63%, to $1,612 for the three months ended March 31, 2017 from $990 for the three months ended March 31, 2016.  The increase was comprised of an increase of $16 related to increased interest expense incurred on our junior subordinated notes, $2 related to increased interest incurred on the 2013 Convertible Notes, $80 related to interest incurred on the 2017 Convertible Note, and $524 in interest incurred on our redeemable financial instrument.  See notes 10 and 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $5 to income tax expense / (benefit) of $5 for the three months ended March 31, 2017 from $10 for the three months ended March 31, 2016.  The decrease is due to increase foreign and state taxes. See note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding an income tax assessment received by us from the Commonwealth of Pennsylvania.

Net Income / (Loss) Attributable to the Non-Controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended March 31, 2017 and 2016 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended March 31, 2017

	Total
	Operating LLC		Consolidated
	Consolidated	IFMI	IFMI
Net income / (loss) before tax	$976	$-	$976
Income tax expense / (benefit)	4	1	5
Net income / (loss) after tax	972	(1)	971
Average effective Operating LLC non-controlling interest (1)%	30.76%
Operating LLC non-controlling interest	$299

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended March 31, 2016

	Total
	Operating LLC		Consolidated
	Consolidated	IFMI	IFMI
Net income / (loss) before tax	$274	$-	$274
Income tax expense / (benefit)	10	-	10
Net income / (loss) after tax	264	-	264
Average effective Operating LLC non-controlling interest (1)%	24.62%
Operating LLC non-controlling interest	$65

(1)Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

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

See Liquidity and Capital Resources – Debt Financing and Liquidity and Capital Resources – Contractual Obligations below.

During the third quarter of 2010, our board of directors initiated a dividend of $0.05 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, the Company declared a dividend of $0.02 per quarter, which was paid regularly through the second quarter of 2017. The Company’s board of directors can decide to increase, reduce, or eliminate dividends in the future. The Company’s board of directors’ decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon the payment of dividends to stockholders of the Company.

On May 3, 2017, our board of directors declared a cash dividend of $0.02 per share, which will be paid on our Common Stock on June 1, 2017 to stockholders of record on May 18, 2017.  A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

On March 17, 2017 and 2016, we entered into letter agreements  (together, the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (“Agent”).  The 2016 letter agreement was in effect from March 17, 2016 until December 15, 2016.  The 2017 letter agreement is in effect from March 17, 2017 until March 17, 2018.  The 2016 letter agreement called for the Agent to use its commercially reasonable efforts to purchase, on our behalf, up to an aggregate maximum of $1,000 of the shares of Common Stock on any day that the NYSE MKT is open for business.  The 2017 letter agreement calls for the Agent to purchase up to an aggregate maximum of $2,000 of Common Stock.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.

During the three months ended March 31, 2017, we made no purchases under the 10b5-1 Plan.  During the three months ended March 31, 2016, we repurchased 65,680 shares in the open market (both pursuant to the 10b5-1 Plan and prior to the plan being in effect) for a total purchase price of $58.

In addition, on March 21, 2016, we (i) repurchased 650,000 shares of Common Stock, from an unrelated third-party in a privately negotiated transaction for an aggregate purchase price of $813, which represents a per share price of $1.25, and (ii) repurchased an aggregate of 1,044,000 shares of Common Stock from an investment manager representing certain stockholders that are unrelated to the Company in a separate privately negotiated transaction for an aggregate purchase price of $1,305, which represents a per share price of $1.25.  We repurchased all of these shares of Common Stock using cash on hand.

During the three months ended March 31, 2017, we received an additional $1,000 investment related to our redeemable financial instrument.  See note 19 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

We have five primary uses for capital:

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

(4) To fund potential dividends and distributions. During the third quarter of 2010 and for each subsequent quarter through March 31, 2017, the board of directors has declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI.

(5) To fund potential repurchases of Common Stock.  The Company has opportunistically repurchased Common Stock in private transactions as well through its 10b5-1 Plan.  See note 13 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of March 31, 2017 and December 31, 2016, we maintained cash and cash equivalents of $11,178 and $15,216, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities	$(19,892)	$(7,130)
Cash flow from investing activities	606	1,187
Cash flow from financing activities	15,196	(2,554)
Effect of exchange rate on cash	52	(3)
Net cash flow	(4,038)	(8,500)
Cash and cash equivalents, beginning	15,216	14,115
Cash and cash equivalents, ending	$11,178	$5,615

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Three Months Ended March 31, 2017

As of March 31, 2017, our cash and cash equivalents were $11,178, representing a decrease of $4,038 from December 31, 2016. The decrease was attributable to cash used by operating activities of $19,892,  cash provided by investing activities of $606, cash provided by financing activities of $15,196, and the increase in cash caused by the change in exchange rates of $52.

The cash used by operating activities of $19,892 was comprised of (a) net cash inflows of $580 related to working capital fluctuations; (b) net cash outflows of  $21,737 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash inflows from other earnings items of $1,265 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, equity based compensation, depreciation and amortization, and amortization of discount on debt).

The cash provided by investing activities of $606 was comprised of (a) $626 of cash from sales and returns of principal of other investments, at fair value; partially offset by (b) $20 of cash used to purchase furniture, equipment, and leasehold improvements.

The cash provided in financing activities of $15,196 was comprised of (a)  $15,000 from the issuance of convertible notes (see note 12 to our consolidated financial statements in this Quarterly Report on Form 10-Q); (b) $1,000 from an additional investment received on our redeemable financial instrument (see note 10 to our consolidated financial statements in this Quarterly Report on Form 10-Q); partially offset by (c) $690 in cash paid for debt issuance costs; (d)$100 in cash used to net settle employee equity awards; and (e) $14 of dividends paid in connection with vesting of employee share awards.

Three Months Ended March 31, 2016

As of March 31, 2016, our cash and cash equivalents were $5,615, representing a net decrease of $8,500 from December 31, 2015. The decrease was attributable to cash used by operating activities of $7,130, cash provided by investing activities of $1,187, cash used by financing activities of $2,554, and the decrease in cash caused by the change in exchange rates of $3.

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

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFL in the United Kingdom. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the United Kingdom FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at March 31, 2017 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)
United States	$250
United Kingdom	1,133
Total	$1,383

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at March 31, 2017, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $54,359. See note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the three months ended March 31, 2017 and the twelve months ended December 31, 2016 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Three Months Ended March 31, 2017	For the Twelve Months Ended December 31, 2016
Receivables under resale agreements
Period end	$314,022	$281,821
Monthly average	301,961	270,343
Maximum month end	314,022	373,294
Securities sold under agreements to repurchase
Period end	$314,008	$295,445
Monthly average	303,629	277,068
Maximum month end	314,008	373,583

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

Debt Financing

As of March 31, 2017, we had the following sources of debt financing other than securities financing arrangements: (1)  convertible senior notes, comprised of the 2013 Convertible Notes and the 2017 Convertible Note, and (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I.

See note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		March 31, 2017	December 31, 2016	Interest Rate Terms	Interest (4)	Maturity
Convertible senior notes:
8.00% convertible senior notes (the "2017 Convertible Note")	$15,000		$15,000	$-	Fixed	8.00%	March 2022 (1)
8.00% convertible senior notes (the "2013 Convertible Notes")	8,248		8,248	8,248	Fixed	8.00%	September 2018 (2)
Less unamortized debt issuance costs			(1,516)	(274)
	23,248		21,732	7,974
Junior subordinated notes:
Alesco Capital Trust I	28,125	(3)	12,691	12,577	Variable	5.04%	July 2037
Sunset Financial Statutory Trust I	20,000	(3)	9,054	8,972	Variable	5.30%	March 2035
	48,125		21,745	21,549
Total	$71,373		$43,477	$29,523

(1)The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount of the 2017 Convertible Note at any time prior to maturity into units of the Operating LLC at a conversion price of $1.45 per share, subject to customary anti-dilution adjustments.  Units of the Operating LLC not held by IFMI may be redeemed and exchanged into shares of the Company on a one-to-one basis.  See discussion of 2017 Convertible Note in note 12 to our consolidated financial statements in Item 1 of this Quarterly Report for Form 10-Q.

(2)The holders of the 2013 Convertible Notes may convert all or any part of the outstanding principal amount of the 2013 Convertible Notes at any time prior to maturity into shares of Common Stock at a conversion price of $3.00 per share, subject to customary anti-dilution adjustments.

(3)The junior subordinated notes listed represent debt we owe to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, we own the common stock of the trusts in a total par amount of $1,489.  We pay interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding.  We receive back from the trusts the pro rata share of interest and principal on the common stock we hold of $1,489.  Accordingly, we show the net par value not held by us as $48,125 in the table above.  These trusts are VIEs and we do not consolidate them even though the we hold the common stock.  We carry the common stock on our balance sheet at a value of $0.

(4)Represents the interest rate in effect as of the last day of the reporting period.

Off-Balance Sheet Arrangements

Other than as described in note 8 (derivatives) and note 11 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of March 31, 2017.

Contractual Obligations

The table below summarizes our significant contractual obligations as of March 31, 2017 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 2013 Convertible Notes and 2017 Convertible Note are not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements.

CONTRACTUAL OBLIGATIONS
March 31, 2017
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$2,427	$1,014	$1,039	$374	$-
Maturity of 2013 Convertible Notes (1)	8,248	-	8,248	-	-
Interest on 2013 Convertible Notes (1)	992	669	323	-	-
Maturity of 2017 Convertible Note (1)	15,000	-	-	15,000	-
Interest on 2017 Convertible Note (1)	5,934	1,200	2,403	2,331
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	47,904	2,478	4,955	4,955	35,516
Other Operating Obligations (3)	4,401	1,798	1,220	922	461
	$133,031	$7,159	$18,188	$23,582	$84,102

(1)	Assumes the 2013 and 2017 Convertible Note are not converted prior to maturity.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 5.04% (based on a 90-day LIBOR rate in effect as of March 31, 2017 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 5.30% (based on a 90-day LIBOR rate in effect as of March 31, 2017 plus 4.15%) was used to compute the contractual interest payment in each period noted.

(3)	Represents material operating contracts for various services.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces existing revenue recognition guidance in Topic 605, Revenue Recognition.  The core principle of this ASU is to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.   Subsequently, the FASB issued a series of modifying ASUs that do not change the core principle of the guidance stated in ASU 2014-09.  The modifying ASUs include:   ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606):   Identifying Performance Obligations and Licensing,  and ASU 2016-12, Revenue from Contracts with Customers (Topic 606):    Narrow Scope Improvements and Practical Expedients.  The Company must adopt the amendments in ASU 2016-08, ASU 2016-10, and ASU 2016-12 with the adoption of ASU 2014-09.  The effective date for all of the amendments in these ASUs  is for annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date.  Early application is permitted.  We have determined that the guidance will have no impact on revenue recognition for items we record as a component of net trading and principal transactions within our consolidated statement of operations.  We are still in the process of evaluating the impact on items that we record as a component of asset management; new issue and advisory; and other income in our consolidated statement of operations.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The amendments eliminate the exception of an intra-entity transfer of an asset other than inventory.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within these years. Early adoption is permitted.  We are currently evaluating the new guidance to determine the impact it may have on our financial statements.

In January 2017 the FASB issued ASU 2017-01, Business Combinations (Topic 805):  Clarifying the Definition of a Business.  The amendments in this ASU clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods.  Early adoption is permitted under certain circumstances.  The amendments should be applied prospectively as of the beginning of the period of adoption.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In January 2017 the FASB issued ASU 2017-04, Intangibles – Goodwill and Other:  Simplifying the Test for Goodwill Impairment. The amendments in this ASU eliminate Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  This ASU is effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017 and should be applied on a prospective basis. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In February 2017 the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of a Nonfinancial Assets:  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in this ASU clarify that a financial asset within the scope of this topic may include nonfinancial assets transferred within a legal entity to counterparty.  The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to counterparty and derecognize each asset when counterparty obtains control of it. The effective date for all of the amendments in these ASUs is for annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date.  Early application is permitted.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In March 2017 the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs, Premium Amortization on Purchased Callable Debt Securities.  The amendments shorten the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  This ASU is effective for fiscal years beginning after December 15, 2018.  Early adoption is permitted.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2016. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended March 31, 2017, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of March 31, 2017, we would incur a loss of $1,214 if the yield curve rises 100 bps across all maturities and a gain of $1,357 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment that is denominated in Euros.  The fair value of this investment is subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of March 31, 2017, our equity price sensitivity was $328 and our foreign exchange currency sensitivity was $51.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of March 31, 2017, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $3,514 as of March 31, 2017.

Counterparty Risk and Settlement Risk

We are subject to counterparty risk primarily in two areas: our collateralized securities transactions described in note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q, and our TBA and other forward agency MBS activities described in note 8 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. With respect to the matched book repo financing activities, our risk is that the counterparty does not fulfill its obligation to repurchase the underlying security when it is due. In this case, we would typically liquidate the underlying security, which may result in a loss if the security has declined in value in relation to the balance due from the counterparty under the reverse repurchase agreement.

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

How we manage these risks

Market Risk

We seek to manage our market risk by utilizing our underwriting and credit analysis processes that are performed in advance of acquiring any investment. In addition, we continually monitor our investments-trading and our trading securities sold, not yet purchased on a daily basis and our other investments on a monthly basis. We perform an in-depth monthly analysis on all our investments and our risk committee meets on a monthly basis to review specific issues within our portfolio and to make recommendations for dealing with these issues. In addition, our broker-dealer has an assigned chief risk officer who reviews the firm’s positions and trading activities on a daily basis.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2017. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at March 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Incorporated by reference to the headings titled “Legal and Regulatory Proceedings” in note 16 to the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Item  1A.Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2016.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
January 1, 2017 to January 31, 2017	76,991	$1.27	76,991	$38,970
February 1, 2017 to February 28, 2017	-	$-	-	$38,970
March 1, 2017 to March 31, 2017	-	$-	-	$38,970
Total	76,991		76,991

(1)

On August 3, 2007, our board of directors authorized us to repurchase up to $50,000 of our Common Stock from time to time in open market purchases or privately negotiated transactions.  The repurchase plan was publicly announced on August 7, 2007.

Item  6.Exhibits

Exhibit No.	Description

10.1

Securities Purchase Agreement, dated March 10, 2017, by and among IFMI, LLC and DGC Family Fintech Trust, and solely for purposes of Article VI and Sections 7.3, 7.4, 7.5 and 7.6 thereof, the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 10, 2017).

10.2

Convertible Senior Secured Promissory Note, dated March 10, 2017, issued by IFMI, LLC to DGC Family Fintech Trust in the aggregate principal amount of $15,000,000 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 10, 2017).

10.3

Letter Agreement, dated March 10, 2017, by and between C&Co Europe Acquisition LLC and IFMI, LLC, terminating the Share Purchase Agreement, dated as of August 19, 2014, by and between IFMI, LLC and C&Co Europe Acquisition LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 10, 2017).

11.1	Statement Regarding Computation of Per Share Earnings. *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. **

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. **

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. ***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. ***

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for Three Months Ended March 31, 2017, and 2016, (iii) the Consolidated Statement of Changes in Equity for the Three Months Ended March 31, 2107, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017, and 2016, and (v) Notes to Consolidated Financial Statements.**

*Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

**Filed herewith.

***Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Institutional Financial Markets, Inc.

	By:	/s/ LESTER R. BRAFMAN

Lester R. Brafman
Date: May 4, 2017		Chief Executive Officer

Institutional Financial Markets, Inc.

	By:	/s/ JOSEPH W. POOLER, JR.

Joseph W. Pooler, Jr.
Date: May 4, 2017		Executive Vice President, Chief Financial Officer, and Treasurer