Form 10-Q
period 2017-06-30
INSTITUTIONAL FINANCIAL MARKETS, INC.
filed 2017-08-04
CIK 1270436

 /

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒    Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 1, 2017 there were 12,669,230 shares of common stock ($0.001 par value per share) of Institutional Financial Markets, Inc. outstanding.

INSTITUTIONAL FINANCIAL MARKETS, INC.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2017
	(unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$10,716	$15,216
Receivables from brokers, dealers, and clearing agencies	121,925	81,178
Due from related parties	53	57
Other receivables	5,618	5,225
Investments-trading	134,935	157,178
Other investments, at fair value	5,986	8,303
Receivables under resale agreements	410,309	281,821
Goodwill	7,992	7,992
Other assets	1,875	4,301
Total assets	$699,409	$561,271

Liabilities
Payables to brokers, dealers, and clearing agencies	$50,953	$85,761
Due to related parties	-	50
Accounts payable and other liabilities	10,010	9,618
Accrued compensation	3,121	4,795
Trading securities sold, not yet purchased	118,178	85,183
Securities sold under agreement to repurchase	421,166	295,445
Deferred income taxes	4,105	4,134
Debt	43,647	29,523
Total liabilities	651,180	514,509

Commitments and contingencies (See note 16)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 12,669,230 and 12,089,182 shares issued and outstanding, respectively, including 811,035 and 739,616 unvested or restricted share awards, respectively	12	12
Additional paid-in capital	69,871	69,415
Accumulated other comprehensive loss	(955)	(1,074)
Accumulated deficit	(28,980)	(29,576)
Total stockholders' equity	39,953	38,782
Non-controlling interest	8,276	7,980
Total equity	48,229	46,762
Total liabilities and equity	$699,409	$561,271

                                              See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Net trading	$6,095	$11,285	$14,170	$21,487
Asset management	1,731	1,569	4,423	3,881
New issue and advisory	868	984	1,980	1,365
Principal transactions and other income	2,680	527	5,293	1,367
Total revenues	11,374	14,365	25,866	28,100

Operating expenses		.
Compensation and benefits	5,549	8,388	12,734	16,928
Business development, occupancy, equipment	697	651	1,283	1,315
Subscriptions, clearing, and execution	1,667	1,502	3,380	3,024
Professional fee and other operating	1,674	1,542	4,028	3,205
Depreciation and amortization	61	72	127	154
Total operating expenses	9,648	12,155	21,552	24,626

Operating income	1,726	2,210	4,314	3,474

Non-operating income / (expense)
Interest expense	(1,112)	(992)	(2,724)	(1,982)
Income / (loss) before income tax expense	614	1,218	1,590	1,492
Income tax expense	2	17	7	27
Net income	612	1,201	1,583	1,465
Less: Net income attributable to the non-controlling interest	186	371	485	436
Net income attributable to IFMI	$426	$830	$1,098	$1,029
Income per share data (see note 15):
Income per common share-basic:
Basic income per common share	$0.04	$0.07	$0.09	$0.08
Weighted average shares outstanding-basic	12,166,917	11,905,694	12,079,657	12,588,649
Income per common share-diluted:
Diluted income per common share	$0.03	$0.07	$0.08	$0.08
Weighted average shares outstanding-diluted	27,913,800	17,291,623	23,979,301	17,984,359

Dividends declared per common share	$0.02	$0.02	$0.04	$0.04

Comprehensive income:
Net income (from above)	$612	$1,201	$1,583	$1,465
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	141	(96)	189	(126)
Other comprehensive income / (loss), net of tax of $0	141	(96)	189	(126)
Comprehensive income	753	1,105	1,772	1,339
Less: comprehensive income attributable to the non-controlling interest	229	341	540	396
Comprehensive income attributable to IFMI	$524	$764	$1,232	$943

                                                See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Institutional Financial Markets, Inc.
	Preferred Stock $ Amount	Common Stock $ Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2016	$5	$12	$69,415	$(29,576)	$(1,074)	$38,782	$7,980	$46,762
Net income	-	-	-	1,098	-	1,098	485	1,583
Other comprehensive income	-	-	-	-	134	134	55	189
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	182	-	(15)	167	(167)	-
Equity-based compensation and vesting of shares	-	-	380	-	-	380	166	546
Shares withheld for employee taxes	-	-	(69)	-	-	(69)	(31)	(100)
Purchase and retirement of Common Stock	-	-	(37)	-	-	(37)	-	(37)
Dividends/Distributions	-	-	-	(502)	-	(502)	(212)	(714)
June 30, 2017	$5	$12	$69,871	$(28,980)	$(955)	$39,953	$8,276	$48,229

 See accompanying notes to unaudited consolidated financial statements.

INSTITUTIONAL FINANCIAL MARKETS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$1,583	$1,465
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity-based compensation	546	781
Accretion of income on other investments, at fair value	(769)	(755)
Realized loss / (gain) on other investments	461	1,742
Change in unrealized (gain) loss on other investments, at fair value	(183)	(1,174)
Depreciation and amortization	127	154
Amortization of discount on debt	524	513
Deferred tax provision / (benefit)	(29)	(33)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	(393)	590
(Increase) decrease in investments-trading	22,243	(48,461)
(Increase) decrease in other assets	1,755	165
(Increase) decrease in receivables under resale agreement	(128,488)	(217,345)
Change in receivables from / payables to related parties, net	(46)	8
Increase (decrease) in accrued compensation	(1,674)	209
Increase (decrease) in accounts payable and other liabilities	(634)	(121)
Increase (decrease) in trading securities sold, not yet purchased	32,995	30,669
Change in receivables from / payables to brokers, dealers, and clearing agencies	(75,555)	(15,517)
Increase (decrease) in securities sold under agreement to repurchase	125,721	238,732
Net cash provided by (used in) operating activities	(21,816)	(8,378)
Investing activities
Purchase of investments-other investments, at fair value	-	(237)
Sales and returns of principal-other investments, at fair value	2,808	5,444
Purchase of furniture, equipment, and leasehold improvements	(56)	(163)
Net cash provided by (used in) investing activities	2,752	5,044
Financing activities
Proceeds from issuance of convertible debt	15,000	-
Proceeds from redeemable financing instrument	1,000	-
Payments for debt issuance costs	(800)	-
Cash used to net share settle equity awards	(100)	(28)
Purchase and retirement of Common Stock	(37)	(2,241)
IFMI non-controlling interest distributions	(212)	(212)
IFMI dividends	(502)	(483)
Net cash provided by (used in) financing activities	14,349	(2,964)
Effect of exchange rate on cash	215	(134)
Net increase (decrease) in cash and cash equivalents	(4,500)	(6,432)
Cash and cash equivalents, beginning of period	15,216	14,115
Cash and cash equivalents, end of period	$10,716	$7,683

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

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). Effective January 1, 2010, the Company ceased to qualify as a real estate investment trust, or a REIT. The Company trades on the NYSE American LLC (formerly known as the NYSE Market LLC) under the ticker symbol “IFMI.” The Company is a financial services company specializing in fixed income markets. As of June 30, 2017, the Company had $3.61 billion in assets under management (“AUM”) of which 91.7%,  or $3.32 billion, was in collateralized debt obligations (“CDOs”).

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the six months ended June 30, 2017 and 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.  This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  If an entity has an available-for-sale equity security that becomes qualified for the equity method of accounting, it should recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The Company’s adoption of the provisions of ASU 2016-07 effective January 1, 2017 did not have an effect on the Company’s consolidated financial statements.

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

B. Recent Accounting Developments

 In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The core principle of this ASU is to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.   Subsequently, the FASB issued a series of modifying ASUs that do not change the core principle of the guidance stated in ASU 2014-09.  The modifying ASUs include:   ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606):   Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606):    Narrow Scope Improvements and Practical Expedients.  The Company must adopt the amendments in ASU 2016-08, ASU 2016-10, and ASU 2016-12 with the adoption of ASU 2014-09.  The effective date for all of the amendments in these ASUs is for annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date. Early application is permitted.  The Company commenced its evaluation of the impact of this ASU in 2016.  This ASU excludes from its scope revenue recognition related to items the Company records as a component of net trading and principal transactions within its consolidated statement of operations.  Therefore, this ASU will have no impact on these items.  Furthermore, based on the Company’s review to date, the Company does not anticipate the new guidance will have a material impact on items it records as a component of asset management or other revenue.  The Company will adopt the new guidance on January 1, 2018 using the alternative retrospective transition method.  The Company expects any cumulative effect adjustment resulting from the application of this method will be immaterial.

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

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of a Nonfinancial Assets:  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in this ASU clarify that a financial asset within the scope of this topic may include nonfinancial assets transferred within a legal entity to counterparty.  The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to counterparty and derecognize each asset when counterparty obtains control of it. The

effective date for  this ASU is for annual periods beginning after December 15, 2017.   Early application is permitted.  The Company is currently evaluating the new guidance to determine the impact it may have its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs, Premium Amortization on Purchased Callable Debt Securities.  The amendments shorten the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  This ASU is effective for fiscal years beginning after December 15, 2018.  Early adoption is permitted.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In May 2017,  the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments provide guidance on determining those changes to the terms and conditions of share-based payment awards that require an entity to apply modification accounting.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of June 30, 2017 and December 31, 2016, the fair value of the Company’s debt was estimated to be $52,619 and $37,121, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the valuation hierarchy.

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

4. DISPOSITIONS

Termination of Sale of European Operations

As previously disclosed on August 19, 2014, the Company entered into an agreement (the “European Sale Agreement”) to sell its European operations to C&Co Europe Acquisition LLC, an entity controlled by Mr. Cohen for approximately $8,700. The transaction was subject to customary closing conditions and regulatory approval from the United Kingdom Financial Conduct Authority (“FCA”).

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

5. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	June 30, 2017	December 31, 2016
Deposits with clearing agencies	$750	$750
Unsettled regular way trades, net	5,153	3,337
Receivables from clearing agencies	116,022	77,091
Receivables from brokers, dealers, and clearing agencies	$121,925	$81,178

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	June 30, 2017	December 31, 2016
Margin payable	$50,953	$85,761
Payables to brokers, dealers, and clearing agencies	$50,953	$85,761

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

Margin payable represents amounts borrowed from Pershing, LLC to finance the Company’s trading portfolio.  Effectively, all of the Company’s investments-trading, deposits with clearing agencies, and receivables from clearing agencies serve as collateral for the margin payable.  These assets are held by the Company’s clearing agency, Pershing, LLC.  The Company incurred interest on margin payable of $357 and $279 for the six months ended June 30, 2017 and 2016, respectively, and $176 and $153 for the three months ended June 30, 2017 and 2016, respectively.

6. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	June 30, 2017	December 31, 2016
U.S. government agency MBS and CMOs	$10,135	$9,539
U.S. government agency debt securities	21,772	30,681
RMBS	38	70
U.S. Treasury securities	7,672	-
Other ABS	1	1
SBA loans	12,569	18,416
Corporate bonds and redeemable preferred stock	39,197	45,271
Foreign government bonds	391	339
Municipal bonds	35,625	43,759
Certificates of deposit	1,366	240
Derivatives	3,866	8,763
Equity securities	2,303	99
Investments-trading	$134,935	$157,178

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	June 30, 2017	December 31, 2016
U.S. Treasury securities	$77,436	$56,329
Corporate bonds and redeemable preferred stock	37,954	18,552
Municipal bonds	20	20
Certificates of deposit	87	-
Derivatives	2,165	10,282
Equity securities	516	-
Trading securities sold, not yet purchased	$118,178	$85,183

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the change in unrealized gains (losses) of investments – trading and trading securities sold, not yet purchased in the amount of $1,381 and $ (57) for the six months ended June 30, 2017 and 2016, respectively, in net trading revenue in the Company’s consolidated statements of operations.

The Company included the change in unrealized gains (losses) of investments – trading and trading securities sold, not yet purchased in the amount of $(1,042) and $476 for the three months ended June 30, 2017 and 2016, respectively, in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

Other investments, at fair value, consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	June 30, 2017
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
CLOs	$4,986	$4,828	$(158)
CDOs	190	27	(163)
EuroDekania	4,797	798	(3,999)
Residential loans	88	360	272
Foreign currency forward contracts	(1)	(27)	(26)
Other investments, at fair value	$10,060	$5,986	$(4,074)

	December 31, 2016
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
CLOs	$7,312	$6,733	$(579)
CDOs	191	28	(163)
EuroDekania	4,969	1,165	(3,804)
Residential loans	88	360	272
Foreign currency forward contracts	-	17	17
Other investments, at fair value	$12,560	$8,303	$(4,257)

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) of $(278) and $(568) related to changes in fair value of investments that are included as a component of other investments, at fair value during the six months ended June 30, 2017 and 2016, respectively.  The Company recognized net gains (losses) of $(516) and $(304) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended June 30, 2017 and 2016,  respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities.  There were no transfers between level 1 and level 2 of the fair value hierarchy during the six months ended June 30, 2017 and 2016.  Reclassifications between levels of the fair value hierarchy are reported as transfers in or transfers out as of the beginning of the quarter in which reclassifications occur.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
June 30, 2017
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$10,135	$-	$10,135	$-
U.S. government agency debt securities	21,772	-	21,772	-
RMBS	38	-	38	-
U.S. Treasury securities	7,672	7,672	-	-
Other ABS	1	-	1	-
SBA loans	12,569	-	12,569	-
Corporate bonds and redeemable preferred stock	39,197	-	39,197	-
Foreign government bonds	391	-	391	-
Municipal bonds	35,625	-	35,625	-
Certificates of deposit	1,366	-	1,366	-
Derivatives	3,866	-	3,866	-
Equity securities	2,303	115	2,188	-
Total investments - trading	$134,935	$7,787	$127,148	$-

Other investments, at fair value:
CLOs	$4,828	$-	$-	$4,828
CDOs	27	-	-	27
Residential loans	360	-	360	-
Foreign currency forward contracts	(27)	(27)	-	-
	5,188	$(27)	$360	$4,855
EuroDekania (1)	798
Total other investments, at fair value	$5,986

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$77,436	$77,436	$-	$-
Corporate bonds	37,954	-	37,954	-
Municipal bonds	20	-	20	-
Certificates of deposit	87	-	87	-
Derivatives	2,165	-	2,165	-
Equity securities	516	516	-	-
Total trading securities sold, not yet purchased	$118,178	$77,952	$40,226	$-

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

CLOs, CDOs, and ABS: CLOs, CDOs, and ABS are interests in securitizations. ABS may include, but are not limited to, securities backed by auto loans, credit card receivables, or student loans. Where the Company is able to obtain independent market quotations from at least two broker-dealers and where a price within the range of at least two broker-dealers is used or market price quotations from third party pricing services is used, these interests in securitizations will generally be classified as level 2 of the valuation hierarchy. These valuations are based on a market approach. The independent market quotations from broker-dealers are generally nonbinding. The Company seeks quotations from broker-dealers that historically have actively traded, monitored, issued, and been knowledgeable about the interests in securitizations. The Company generally believes that to the extent that it (1)  receives two quotations in a similar range from broker-dealers knowledgeable about these interests in securitizations, and (2)  believes the broker-dealers gather and utilize observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources, then classification within level 2 of the valuation hierarchy is appropriate. In the absence of two broker-dealer market quotations, a single broker-dealer market quotation may be used without corroboration of the quote in which case the Company generally classifies the fair value within level 3 of the valuation hierarchy.

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

Foreign Government Bonds: The fair value of foreign government bonds is estimated using valuations provided by third party pricing services and are classified within level 2 of the valuation hierarchy.

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

Certificates of Deposit: The fair value of certificates of deposit is estimated using valuations provided by third party pricing services. Certificates of deposit are generally classified within level 2 of the valuation hierarchy.

Residential Loans: Management utilizes home price indices or market indications to value the residential loans. These are generally classified within level 2 of the valuation hierarchy.

Equity Securities: The fair value of equity securities that represent investments in publicly traded companies (common or preferred shares, options, warrants, and other equity investments) is determined using the closing price of the security as of the reporting date. These are securities that are traded on a recognized liquid exchange. This is classified within level 1 of the valuation hierarchy.

In some cases, the Company has owned options or warrants in newly publicly traded companies when the option or warrant itself is not publicly traded. In those cases, the Company used an internal valuation model and classified the investment within level 3 of the valuation hierarchy. The non-exchange traded equity options and warrants were measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price, and maturity date. Once the securities underlying the options or warrants (not the options or warrants themselves) have quoted prices available in an active market, the Company attributes a value to the warrants using the Black-Scholes model based on the respective price of the options or warrants and the quoted prices of the securities underlying the options or warrants and key observable inputs. In this case, the Company will generally classify the options or warrants as level 2 within the valuation hierarchy because the inputs to the valuation model are now observable. If the option or warrant itself begins to trade on a liquid exchange, the Company will discontinue using a valuation model and will begin to use the public exchange price at which point it will be classified within level 1 of the valuation hierarchy.

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

Finally, the Company has from time to time owned an equity interest in a non-public company or a company that is public but with limited trading.  In those cases, the Company will generally determine fair value based on a model using the market approach.  If the inputs to the model are observable, the Company will classify these investments within level 2 of the valuation hierarchy.  If the inputs are unobservable, the Company will classify this as level 3 of the valuation hierarchy.

Derivatives

Foreign Currency Forward Contracts

Foreign currency forward contracts are exchange-traded derivatives, which transact on an exchange that is deemed to be active.  The fair value of the foreign currency forward contracts is based on current quoted market prices.  Valuation adjustments are not applied.  These are classified within level 1 within the valuation hierarchy. See note 8.

TBAs and Other Forward Agency MBS Contracts

The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. TBAs and other forward agency MBS contracts are generally classified within level 2 of the fair value hierarchy. If there is limited transaction activity or less transparency to observe market based inputs to valuation models, TBAs and other forward agency MBS contracts are classified within level 3 of the valuation hierarchy. Unrealized gains on TBAs and other forward agency MBS contracts are included in investments-trading on the Company’s consolidated balance sheets and unrealized losses on TBAs and other forward agency MBS contracts are included in trading securities sold, not yet purchased on the Company’s consolidated balance sheets. See note 8.

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

LEVEL 3 ROLLFORWARD
Six Months Ended June 30, 2017
(Dollars in Thousands)

	December 31, 2016	Net trading	Gains and losses (1)	Transfers into Level 3	Transfers out of level 3	Accretion of income (1)	Purchases	Sales and returns of capital	June 30, 2017	Change in unrealized gains /(losses) (2)
Assets
Other investments, at fair value
CLOs	$6,733	$-	$15	$-	$-	$769	$-	$(2,689)	$4,828	$421
CDOs	28	-	-	-	-	-	-	(1)	27	-
Total other investments, fair value	$6,761	$-	$15	$-	$-	$769	$-	$(2,690)	$4,855	$421

(1)	Recorded as a component of principal transactions and other income in the consolidated statement of operations.
(2)	Represents the change in unrealized gains and losses for the period included in principal transactions and other income for assets held at the end of the reporting period.

LEVEL 3 ROLLFORWARD
Six Months Ended June 30, 2016
(Dollars in Thousands)

	December 31, 2015	Net trading	Gains and losses (1)	Transfers into Level 3	Transfers out of level 3	Accretion of income (1)	Purchases	Sales and returns of capital	June 30, 2016	Change in unrealized gains /(losses) (2)
Assets
Other investments, at fair value
CLOs	$11,569	$-	$354	$-	$-	$755	$-	$(4,650)	$8,028	$619
CDOs	34	-	(4)	-	-	-	-	-	30	(4)
Total other investments, fair value	$11,603	$-	$350	$-	$-	$755	$-	$(4,650)	$8,058	$615

(1)	Recorded as a component of principal transactions and other income in the consolidated statement of operations.
(2)	Represents the change in unrealized gains and losses for the period included in principal transactions and other income for assets held at the end of the reporting period.

LEVEL 3 ROLLFORWARD
Three Months Ended June 30, 2017
(Dollars in Thousands)

	March 31, 2017	Net trading	Gains and losses (1)	Transfers into Level 3	Transfers out of level 3	Accretion of income (1)	Purchases	Sales and returns of capital	June 30, 2017	Change in unrealized gains /(losses) (2)
Assets
Other investments, at fair value
CLOs	$6,855	$-	$(308)	$-	$-	$538	$-	$(2,257)	$4,828	$62
CDOs	26	-	-	-	-	-	-	1	27	-
Total other investments, fair value	$6,881	$-	$(308)	$-	$-	$538	$-	$(2,256)	$4,855	$62

(1)	Recorded as a component of principal transactions and other income in the consolidated statement of operations.
(2)	Represents the change in unrealized gains and losses for the period included in principal transactions and other income for assets held at the end of the reporting period.

LEVEL 3 ROLLFORWARD
Three Months Ended June 30, 2016
(Dollars in Thousands)

	March 31, 2016	Net trading	Gains and losses (1)	Transfers into Level 3	Transfers out of level 3	Accretion of income (1)	Purchases	Sales and returns of capital	June 30, 2016	Change in unrealized gains /(losses) (2)
Assets
Other investments, at fair value
CLOs	$10,925	$-	$483	$-	$-	$362	$-	$(3,742)	$8,028	$378
CDOs	40	-	(10)	-	-	-	-	-	30	(10)
Total other investments, fair value	$10,965	$-	$473	$-	$-	$362	$-	$(3,742)	$8,058	$368

(1)	Recorded as a component of principal transactions and other income in the consolidated statement of operations.
(2)	Represents the change in unrealized gains and losses for the period included in principal transactions and other income for assets held at the end of the reporting period.

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

During the six and three months ended June 30, 2017 and 2016, there were no transfers into or out of level 3 of the valuation hierarchy.

 The following tables provide the quantitative information about level 3 fair value measurements as of June 30, 2017 and December 31, 2016.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	June 30, 2017	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$4,828	Discounted Cash Flow Model	Yield	13.0%	8.3% - 20.7%
			Duration (years)	6.6	5.3 - 8.3
			Default rate	2.0%	2.0%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2016	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$6,733	Discounted Cash Flow Model	Yield	16.1%	11.8 - 25.0%
			Duration (years)	5.8	5.3 - 6.6
			Default rate	2.0%	2.0%

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

Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	Fair Value June 30, 2017	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$798	N/A	N/A	N/A
	$798

	Fair Value December 31, 2016	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$1,165	N/A	N/A	N/A
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

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of June 30, 2017 and December 31, 2016, the Company had outstanding foreign currency forward contracts with a notional amount of 1.000 million Euros and 1.625 million Euros, respectively.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest rates and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures.  The Company carries such EuroDollar future contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets.   As of June 30, 2017 and December 31, 2016, the Company had no outstanding EuroDollar future contracts.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At June 30, 2017, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $1,560,071 and open TBA and other forward MBS sale agreements in the notional amount of $1,560,071. At December 31, 2016, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,045,384 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,045,384.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as a derivative as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. At June 30, 2017, the Company had open forward purchase commitments of $0 and open forward sale commitments of $1,925.  At December 31, 2016, the Company had no open forward purchase or sale commitments.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of June 30, 2017 and December 31, 2016.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	June 30, 2017	December 31, 2016
TBAs and other forward agency MBS	Investments-trading	$3,866	$8,763
Other extended settlement trades	Investments-trading	-	-
Foreign currency forward contracts	Other investments, at fair value	(27)	17
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(2,146)	(10,282)
Other extended settlement trades	Trading securities sold, not yet purchased	(19)	-
		$1,674	$(1,502)

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Foreign currency forward contracts	Revenue-principal transactions and other income	$(98)	$(53)
Other extended settlement trades	Revenue-net trading	(19)	-
TBAs and other forward agency MBS	Revenue-net trading	3,932	4,211
		$3,815	$4,158

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Foreign currency forward contracts	Revenue-principal transactions and other income	$(85)	$83
Other extended settlement trades	Revenue-net trading	(28)	(5)
TBAs and other forward agency MBS	Revenue-net trading	1,929	2,309
		$1,816	$2,387

9. COLLATERALIZED SECURITIES TRANSACTIONS

Reverse repurchase agreements and repurchase agreements, principally U.S. government and federal agency obligations and MBS, are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. The resulting interest income and expense are included in net trading in the consolidated statement of operations.

In the normal course of business, the Company enters into reverse repurchase agreements that permit it to re-pledge or resell the pledged securities to others.

The Company enters into reverse repurchase agreements as part of its matched book repo financing business, to acquire securities to cover short positions, or as an investment. The Company enters into repurchase agreements as part of its matched book repo financing business or to finance the Company’s securities positions held in inventory.

At June 30, 2017 and December 31, 2016, the Company held reverse repurchase agreements of $410,309 and $281,821, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $425,914 and $294,516, respectively.  As of June 30, 2017, the reverse repurchase agreement balance was comprised of receivables collateralized by 15 securities with three counterparties.  As of December 31, 2016, the reverse repurchase balance was comprised of receivables collateralized by eight securities with three counterparties.

At June 30, 2017 and December 31, 2016, the Company had repurchase agreements of $421,166 and $295,445, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $437,449 and $309,526, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

Because of the limited number of counterparties, the Company considers its matched book repo business to be subject to significant concentration risk.  The Company earned net revenue from its matched book repo business during the three months ended June 30, 2017 and 2016 of $797 and $819, respectively.  The Company earned net revenue from its matched book repo business during the six months ended June 30, 2017 and 2016 of $1,543 and $1,251, respectively. The Company includes the net revenue earned from its matched book repo business in net trading in in its consolidated statement of operations.

The following table is a summary of the remaining contractual maturity of the gross obligations under repurchase agreements accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown.

REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS
(Dollars in Thousands)
June 30, 2017

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS	$-	$364,134	$46,251	$-	$410,385
SBA Loans	10,781	-	-	-	10,781
	$10,781	$364,134	$46,251	$-	$421,166

Amount recognized					$421,166

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

10. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets are comprised of the following.

OTHER ASSETS
(Dollars in Thousands)

	June 30, 2017	December 31, 2016
Deferred costs	$-	$600
Prepaid expenses	798	976
Prepaid income taxes	31	99
Security deposits	302	1,799
Miscellaneous other assets	124	138
Cost method investment	27	25
Furniture, equipment, and leasehold improvements, net	427	498
Intangible assets	166	166
Other assets	$1,875	$4,301

Accounts payable and other liabilities are comprised of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	June 30, 2017	December 31, 2016
Accounts payable	$372	$326
Redeemable financial instrument	6,732	6,761
Rent payable	26	54
Accrued interest payable	148	305
Accrued interest on securities sold, not yet purchased	704	512
Payroll taxes payable	524	576
Other general accrued expenses	1,504	1,084
Accounts payable and other liabilities	$10,010	$9,618

Redeemable Financial Instrument

The redeemable financial instrument represents an investment in the Operating LLC made by JKD Capital Partners I LTD (the “Investor”).  The Investor is owned by Jack DiMaio, the chairman of the Company’s board of directors and his spouse.  For the six months ending June 30, 2017, the Investor made an additional investment of $1,000. Pursuant to the investment agreement, the Company recorded net interest expense of $255 for the six months ending June 30, 2017, which was net of interest income recorded during the three months ended June 30, 2017 of $268.   See note 19.  For a more detailed description of the terms and conditions of the redeemable financial instrument see note 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company’s Principal Investing Portfolio

For each investment made within the principal investing portfolio, the Company assesses whether the investee is a VIE and if the Company is the primary beneficiary.  As of June 30, 2017, the Company had variable interests in various securitization VIEs, but determined that it was not the primary beneficiary, and, therefore, was not consolidating the securitization VIEs.  The maximum potential financial statement loss the Company would incur if the securitization vehicles were to default on all of their obligations would be the loss of value of the interests in securitizations that the Company holds in its inventory at the time.  The Company did not provide financial support to these VIEs during the six months ended June 30, 2017 and 2016 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2017 and December 31, 2016.

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

The table below presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 12) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold but not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at June 30, 2017 and December 31, 2016.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	June 30, 2017	December 31, 2016
Other Investments, at fair value	$4,855	$6,761
Maximum Exposure	$4,855	$6,761

12. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		June 30, 2017	December 31, 2016	Interest Rate Terms	Interest (4)	Maturity
Convertible senior notes:
8.00% convertible senior notes (the "2017 Convertible Note")	$15,000		$15,000	$-	Fixed	8.00%	March 2022 (1)
8.00% convertible senior notes (the "2013 Convertible Notes")	8,248		8,248	8,248	Fixed	8.00%	September 2018 (2)
Less unamortized debt issuance costs			(1,535)	(274)
	23,248		21,713	7,974
Junior subordinated notes:
Alesco Capital Trust I	28,125	(3)	12,802	12,577	Variable	5.17%	July 2037
Sunset Financial Statutory Trust I	20,000	(3)	9,132	8,972	Variable	5.45%	March 2035
	48,125		21,934	21,549
Total	$71,373		$43,647	$29,523

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

Issuance of 2017 Convertible Note

On March 10, 2017 (the “Closing Date”), the Operating LLC entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and among the Operating LLC and DGC Family Fintech Trust, a trust established by Daniel G. Cohen, and solely for purposes of Article VI and Sections 7.3, 7.4, 7.5, and 7.6 thereof, the Company. Mr. Cohen is the vice chairman of the Company’s board of directors and vice chairman of the board of managers of the Operating LLC, president and chief executive of the Company’s European Business, and president, a director, and the chief investment officer of CCFL.

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

Pursuant to the Purchase Agreement, the Company agreed to execute an amendment (the “LLC Agreement Amendment”) to the Amended and Restated Limited Liability Company Agreement of the Operating LLC dated as of December 16, 2009, by and among the Operating LLC and its members, as amended (the “LLC Agreement”) at such time in the future as all of the other members execute the LLC Agreement Amendment.  The LLC Agreement Amendment provides, among other things, that the Board of Managers will initially consist of Daniel G. Cohen, as chairman of the Operating LLC’s board of managers, Lester R. Brafman (the Company’s current chief executive officer), and Joseph W. Pooler, Jr. (the Company’s current executive vice president, chief financial officer, and treasurer).  The LLC Agreement Amendment also provides that Mr. Cohen will not be able to be removed from the Operating LLC’s board of managers or as chairman of the Operating LLC’s board of managers other than for cause or under certain limited circumstances.  The LLC Agreement Amendment was not executed as of June 30, 2017.

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

At any time following the Closing Date, all or any portion of the outstanding principal amount of the 2017 Convertible Note may be converted by the holder thereof into units of membership interests of the Operating LLC (“LLC Units”) at a conversion rate equal to $1.45 per unit, subject to customary anti-dilution adjustments.  Pursuant to the LLC Agreement, and subject to certain limitations, holders of the Operating LLC may require the Operating LLC to redeem all or any portion of such units in exchange for, in the Company’s sole discretion, cash or Common Stock. Under the Purchase Agreement, the Company submitted a proposal to the Company’s stockholders at its 2017 annual meeting of stockholders to approve the Company’s issuance, if any, of Common Stock upon any redemption of the LLC Units and the Company’s board of directors agreed to recommend that the Company’s stockholders vote to approve such proposal.  The proposal was approved at the Company’s 2017 annual meeting.

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

13. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the six months ended June 30, 2017 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2016	11,349,566
Vesting of shares	616,159
Shares withheld for employee taxes	(76,991)
Retirement of Common Stock	(30,539)
June 30, 2017	11,858,195

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

During the six months ended June 30, 2017, IFMI received and surrendered units of the Operating LLC. The following table displays the amount of units received (net of surrenders) by IFMI.

Operating LLC
Membership Units
Units related to UIS Agreement	398,741
Units surrendered from retirement of Common Stock	(30,539)
Total	368,202

The Company recognized a net increase in additional paid in capital of $182 and a net decrease in accumulated other comprehensive income of $15 with an offsetting decrease in non-controlling interest of $167 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in IFMI’s ownership interest in the Operating LLC on the equity attributable to IFMI for the six months ended June 30, 2017 and 2016.

	June 30, 2017	June 30, 2016
Net income / (loss) attributable to IFMI	$1,098	$1,029
Transfers (to) from the non-controlling interest:
Increase / (decrease) in IFMI's paid in capital for the
acquisition / (surrender) of additional units in consolidated
subsidiary, net	182	(552)
Changes from net income / (loss) attributable to IFMI and transfers (to) from the non-controlling interest	$1,280	$477

Repurchases of Common Stock

On March 17, 2017 and 2016, the Company entered into letter agreements (together, the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (“Agent”).  The 2016 letter agreement was in effect from March 17, 2016 until December 15, 2016.  The

2017 letter agreement is in effect from March 17, 2017 until March 17, 2018.  The 2016 letter called for the Agent to use its commercially reasonable efforts to purchase, on the Company’s behalf, up to an aggregate maximum of $1,000 of Common Stock on any day that the NYSE American is open for business.  The 2017 letter agreement calls for the Agent to purchase up to an aggregate maximum of $2,000 of the shares of Common Stock.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.

Pursuant to the 10b5-1 Plan, the Company repurchased 2,800 shares in the open market for a total purchase price of $3 during the six and three months ended June 30, 2017.  Pursuant to the 10b5-1 Plan and prior to the plan being in effect, the Company repurchased 134,080 shares in the open market for a total purchase price of $122 during the six months ended June 30, 2016 and 68,400 shares for a total purchase price of $64,  during the three months ended June 30, 2016.

In addition, on May 25, 2017, the Company purchased 27,739 shares in a privately negotiated transaction from an employee of the Company for an aggregate purchase price of $33 or $1.20 per share.

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

All of the repurchases noted above were effectuated using cash on hand.

14. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.

As of June 30, 2017, JVB’s adjusted net capital was $55,100, which exceeded the minimum requirements by $54,850.

CCFL, a subsidiary of the Company regulated by the United Kingdom FCA, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of June 30, 2017, the total minimum required net liquid capital was $1,112, and net liquid capital in CCFL was $2,343, which exceeded the minimum requirements by $1,231 and was in compliance with the net liquid capital provisions.  See note 4.

15. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income / (loss) attributable to IFMI	$426	$830	$1,098	$1,029
Effect of Dilutive Securities:
Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership units exchangeable into IFMI shares (1)	186	371	485	436
Interest expense incurred on dilutive convertible notes (2)	354	-	435
Add / (deduct): Adjustment (3)	-	(1)	-	(2)
Net income / (loss) on a fully converted basis	$966	$1,200	$2,018	$1,463

Weighted average common shares outstanding - Basic	12,166,917	11,905,694	12,079,657	12,588,649
Effect of Dilutive Securities:
Unrestricted Operating LLC membership units exchangeable into IFMI shares (1)	5,324,090	5,324,090	5,324,090	5,324,090
Restricted units or shares	77,965	61,839	138,772	71,620
Shares issuable upon conversion of dilutive convertible notes (2)	10,344,828	-	6,436,782	-
Weighted average common shares outstanding - Diluted	27,913,800	17,291,623	23,979,301	17,984,359

Net income / (loss) per common share - Basic	$0.04	$0.07	$0.09	$0.08

Net income / (loss) per common share - Diluted	$0.03	$0.07	$0.08	$0.08

(1)The Operating LLC membership units not held by IFMI (that is, those held by the non-controlling interest for the six months ended June 30, 2017 and 2016) may be redeemed and exchanged into shares of the Company on a one-to-one basis. The Operating LLC membership units not held by IFMI are redeemable, at any time, for (i) cash in an amount equal to the average of the per share closing prices of Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the member’s redemption notice, or (ii) at the Company’s option, one share of Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of Common Stock as a dividend or other distribution on the outstanding Common Stock, or a further subdivision or combination of the outstanding shares of Common Stock. These membership units enter into the computation of diluted net income / (loss) per common share when the effect is not anti-dilutive using the if-converted method.

(2)The Company includes an adjustment for its outstanding convertible debt if such debt is dilutive using the “if converted method.”  The “if converted method” assumes the debt had been converted to equity at the beginning of the relevant period.  Therefore, an adjustment is made to increase net income for the interest expense recognized related to the dilutive convertible debt and the shares issuable upon conversion are included in the weighted average shares outstanding on a fully diluted basis. In both periods presented, the 2013 Convertible Notes were not dilutive.  Therefore, no interest expense adjustment was recorded related to those notes and the 2,749,167 shares issuable upon conversion of those notes are excluded from the weighted average shares outstanding.  During the three and six months ended June 30, 2017, the 2017 Convertible Note were dilutive.  If the 2017 Convertible Note was converted, the Company would issue 10,344,828 units of the Operating LLC, which could potentially be converted, at the option of the Company, into Common Stock on a one-for-one basis (see note 12).  Only 6,436,782 shares were included in the diluted share outstanding calculation for the six months ended June 30, 2017 because the 2017 Convertible Note was only outstanding for a portion of the six months ended June 30, 2017.

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

SEGMENT INFORMATION
Statement of Operations Information
Six Months Ended June 30, 2017

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$14,170	$-	$-	$14,170	$-	$14,170
Asset management	-	4,423	-	4,423	-	4,423
New issue and advisory	1,980	-	-	1,980	-	1,980
Principal transactions and other income	5	4,766	522	5,293	-	5,293
Total revenues	16,155	9,189	522	25,866	-	25,866
Total operating expenses	14,522	2,480	191	17,193	4,359	21,552
Operating income / (loss)	1,633	6,709	331	8,673	(4,359)	4,314
Interest expense	-	-	-	-	(2,724)	(2,724)
Income / (loss) before income taxes	1,633	6,709	331	8,673	(7,083)	1,590
Income tax expense / (benefit)	-	-	-	-	7	7
Net income / (loss)	1,633	6,709	331	8,673	(7,090)	1,583
Less: Net income / (loss) attributable to the non-controlling interest	-	-	-	-	485	485
Net income / (loss) attributable to IFMI	$1,633	$6,709	$331	$8,673	$(7,575)	$1,098

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$35	$2	$-	$37	$90	$127

SEGMENT INFORMATION
Statement of Operations Information
Six Months Ended June 30, 2016

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$21,487	$-	$-	$21,487	$-	$21,487
Asset management	-	3,881	-	3,881	-	3,881
New issue and advisory	1,365	-	-	1,365	-	1,365
Principal transactions and other income	109	1,101	157	1,367	-	1,367
Total revenues	22,961	4,982	157	28,100	-	28,100
Total operating expenses	18,106	1,615	252	19,973	4,653	24,626
Operating income / (loss)	4,855	3,367	(95)	8,127	(4,653)	3,474
Interest expense	-	-	-	-	(1,982)	(1,982)
Income / (loss) before income taxes	4,855	3,367	(95)	8,127	(6,635)	1,492
Income tax expense / (benefit)	-	-	-	-	27	27
Net income / (loss)	4,855	3,367	(95)	8,127	(6,662)	1,465
Less: Net income / (loss) attributable to the non-controlling interest	-	-	-	-	436	436
Net income / (loss) attributable to IFMI	$4,855	$3,367	$(95)	$8,127	$(7,098)	$1,029

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$69	$2	$-	$71	$83	$154

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended June 30, 2017

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$6,095	$-	$-	$6,095	$-	$6,095
Asset management	-	1,731	-	1,731	-	1,731
New issue and advisory	868	-	-	868	-	868
Principal transactions and other income	1	2,622	57	2,680	-	2,680
Total revenues	6,964	4,353	57	11,374	-	11,374
Total operating expenses	6,504	995	95	7,594	2,054	9,648
Operating income / (loss)	460	3,358	(38)	3,780	(2,054)	1,726
Interest expense	-	-	-	-	(1,112)	(1,112)
Income / (loss) before income taxes	460	3,358	(38)	3,780	(3,166)	614
Income tax expense / (benefit)	-	-	-	-	2	2
Net income / (loss)	460	3,358	(38)	3,780	(3,168)	612
Less: Net income / (loss) attributable to the non-controlling interest	-	-	-	-	186	186
Net income / (loss) attributable to IFMI	$460	$3,358	$(38)	$3,780	$(3,354)	$426

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$16	$1	$-	$17	$44	$61

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended June 30, 2016

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$11,285	$-	$-	$11,285	$-	$11,285
Asset management	-	1,569	-	1,569	-	1,569
New issue and advisory	984	-	-	984	-	984
Principal transactions and other income	43	487	(3)	527	-	527
Total revenues	12,312	2,056	(3)	14,365	-	14,365
Total operating expenses	9,116	678	124	9,918	2,237	12,155
Operating income / (loss)	3,196	1,378	(127)	4,447	(2,237)	2,210
Interest expense	-	-	-	-	(992)	(992)
Income / (loss) before income taxes	3,196	1,378	(127)	4,447	(3,229)	1,218
Income tax expense / (benefit)	-	-	-	-	17	17
Net income / (loss)	3,196	1,378	(127)	4,447	(3,246)	1,201
Less: Net income / (loss) attributable to the non-controlling interest	-	-	-	-	371	371
Net income / (loss) attributable to IFMI	$3,196	$1,378	$(127)	$4,447	$(3,617)	$830

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$31	$1	$-	$32	$40	$72

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

BALANCE SHEET DATA
As of June 30, 2017
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$683,808	$4,460	$6,111	$694,379	$5,030	$699,409

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
December 31, 2016
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$542,364	$4,973	$8,441	$555,778	$5,493	$561,271

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

(1)Unallocated assets primarily include: (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of business segment assets.  Such amounts are excluded in business segment reporting to the chief operating decision maker.

(2)Goodwill and intangible assets as of June 30, 2017 and 2016 are allocated to the Capital Markets and Asset Management business segments as indicated in the table above.

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States and (2) United Kingdom and other.  Total revenues by geographic area are summarized as follows.

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total Revenues:
United States	$9,941	$13,043	$21,894	$25,551
United Kingdom & Other	1,433	1,322	3,972	2,549
Total	$11,374	$14,365	$25,866	$28,100

Long-lived assets attributable to an individual country, other than the United States, are not material.

18. SUPPLEMENTAL CASH FLOW DISCLOSURE

Cash paid for interest by the Company on its debt and redeemable financial instrument was $3,253 and $1,323 for the six months ended June 30, 2017 and 2016, respectively.

The Company paid income taxes of $47 and $181 for the six months ended June 30, 2017 and 2016, respectively. The Company received income tax refunds of $83 and $16 for the six months ended June 30, 2017 and 2016, respectively.

For the six months ended June 30, 2017, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered units of the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $182, a net decrease of $15 in accumulated other comprehensive income, and a decrease of $167 in non-controlling interest.  See note 13.

•

As a result of the European Sale Agreement, Mr. Cohen was required to pay to the Company the $600 Termination Fee.   Accordingly, the Company had deferred $600 of transaction costs it had paid in conjunction with the European Sale Agreement, which were included as a component of other assets.  With the issuance of the $15,000 convertible note, the Company agreed to pay to DGC Family Fintech Trust the $600 Transaction Fee.  The Company agreed that Mr. Cohen’s obligation to pay the Termination Fee was offset in its entirety by the Company’s obligation to pay the Transaction Fee.  Accordingly, $600 was reclassified from other assets to discount on debt. (See note 4)

For the six months ended June 30, 2016, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered units of the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $552, a net increase of $49 in accumulated other comprehensive income, and a net increase of $503 in non-controlling interest.

19. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the six months ended June 30, 2017 and 2016. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. The Bancorp, Inc. (“TBBK”)

TBBK is identified as a related party because Mr. Cohen is TBBK’s chairman.

TBBK maintained deposits for the Company in the amount of $47 and $43 as of June 30, 2017 and December 31, 2016, respectively. These amounts are not disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of June 30, 2017 and December 31, 2016, the Company had repurchase agreements with TBBK as the counterparty of $65,112 and $39,221, respectively. As of June 30, 2017 and December 31, 2016, the fair value of the collateral provided to TBBK by the Company relating to these repurchase agreements was $67,698 and $41,177, respectively.  These amounts are included as a component of securities sold under agreement to repurchase in the Company’s consolidated balance sheets.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amounts of $560 and $333 for the six and three months ended June 30, 2017, respectively, which were included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

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

RELATED PARTY TRANSACTIONS
Six Months Ended June 30, 2017
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
Bancorp (TBBK)	$-	$13	$-	$-	$-	$-
EBC	-	-	-	-	-	117
Edward E. Cohen IRA	-	-	-	-	-	213
JDK Capital Partners 1, Ltd	-	-	-	-	-	255
DGC Fintech Family Trust	-	-	-	-	-	435
Mead Park Advisors, LLC	-	-	-	-	50	-
	$-	$13	$-	$-	$50	$1,020

RELATED PARTY TRANSACTIONS
Six Months Ended June 30, 2016
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
EBC	$-	$-	$-	$-	$-	$115
Edward E. Cohen IRA	-	-	-	-	-	210
Mead Park Advisors, LLC	-	-	-	-	100	-
	$-	$-	$-	$-	$100	$325

RELATED PARTY TRANSACTIONS
Three Months Ended June 30, 2017
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense(income) incurred
EBC	$-	$-	$-	$-	$-	$59
Edward E. Cohen IRA	-	-	-	-	-	107
JDK Capital Partners 1, Ltd	-	-	-	-	-	(268)
DGC Fintech Family Trust	-	-	-	-	-	355
	$-	$-	$-	$-	$-	$253

RELATED PARTY TRANSACTIONS
Three Months Ended June 30, 2016
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Income / (loss) from equity method affiliates	Professional fee and other operating	Interest expense incurred
EBC	$-	$-	$-	$-	$-	$58
Edward E. Cohen IRA	-	-	-	-	-	105
Mead Park Advisors, LLC	-	-	-	-	50	-
	$-	$-	$-	$-	$50	$163

The following related party transactions are non-routine and are not included in the tables above.

H.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen, its vice chairman, and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company has a sublease agreement for certain office space with Jack DiMaio, the Company’s chairman of the board.  The Company received payments under this agreement.  The payments were recorded as a reduction in the related rent and utility expenses.  The Company recorded a reduction in the rent and utility expenses in the amount of $11 and $4 for the six and three months ended June 30, 2017, respectively, and $10 and $7 for the six and three months ended June 30, 2016, respectively.  This sublease agreement terminated May 31, 2017.

Subsequent to the termination of the sublease agreement, the Company agreed to lease office space from Mr. DiMaio.  The Company recorded $10 of rent expense for the three and six months ended June 30, 2017.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $137 and $58 for the six and three months ended June 30, 2017, respectively, and $149 and $59 for the six and three months ended June 30, 2016, respectively.

20. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 19 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	June 30, 2017	December 31, 2016
Employees & other	$53	$57
Due from Related Parties	$53	$57

Mead Park	$-	$50
Due to Related Parties	$-	$50

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

Overview

We are a financial services company specializing in the fixed income markets. We were founded in 1999 as an investment firm focused on small-cap banking institutions, but have grown to provide an expanding range of capital markets and asset management services. We are organized into three business segments: Capital Markets, Asset Management, and Principal Investing

•

Capital Markets: Our Capital Markets business segment consists primarily of fixed income sales, trading, matched book repo financing, new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, CMBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs and other forward agency MBS contracts, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We carry out our capital market activities primarily through our subsidiaries: JVB in the United States and CCFL in Europe.

•

Asset Management: Our Asset Management business segment manages assets within CDOs, permanent capital vehicles, managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of June 30, 2017, we had approximately $3.61 billion in assets under management (“AUM”) of which 91.7% was in CDOs. Almost all of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, auction call redemptions, and defaults.  We do not expect to complete any securitizations in the future so we expect our asset management revenue from CDOs to continue to decline.

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

Business Environment

Our business in general, and our capital markets segment in particular, does not produce predictable earnings.  Our results can vary dramatically from year to year and from quarter to quarter.

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

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of June 30, 2017,  91.7% of our existing AUM were in CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not recovered since that time. Consequently, we have been unable to complete a new securitization since 2008.

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

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the underlying operating results of these investments. As of June 30, 2017, we had $5,986 of other investments, at fair value representing our principal investment portfolio. Our results of operations and financial condition will be significantly impacted by the financial results of these investments.

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

Recent Events

Expansion of Matched Book Repo Business

We are currently seeking to expand our matched book repo business.  We have applied to become a full netting member of the Fixed Income Clearing Corporation (“FICC”).  By becoming a member of the FICC, we will have access to the FICC’s General Collateral Funding (“GCF”) repo service that provides netting and settlement services for repurchase transactions where the underlying security is general collateral (primarily US Treasuries and US Agency securities).   The FICC’s GCF repo service would provide us with many benefits including: more flexible and lower cost of financing, increased liquidity, increased efficiency in trade execution, and guaranteed settlement.  Without access to the FICC’s GCF repo service, any expansion of our Matched Book Repo business will be limited.  The FICC application process involves extensive reviews of our financial positon as well as our internal capabilities.  There can be no assurance as to when we will receive approval from the FICC or if we will receive approval at all.  However, in order to be able to execute this expansion upon approval, we have begun building the necessary technology and operational infrastructure, including engaging an outsourced back office and software provider and hiring two dedicated professionals.  We have also incurred certain legal and regulatory costs to ensure we have the necessary regulatory approvals for this expansion.  These costs are being expensed as incurred.  For the three and six months ended June 30, 2017, we incurred a total of $193 and $316 of expenses related to this expansion process, respectively.

Concordant

We recently formed a new subsidiary, Concordant Capital Group, LLC (“Concordant”), for the purpose of building a residential transition loan (“RTL”) business.  RTLs are first lien mortgages used by professional investors and real estate developers for financing the purchase and rehabilitation of residential properties.  Concordant’s business plan includes buying, aggregating, and distributing these loans to produce superior risk-adjusted returns for capital partners through the pursuit of opportunities overlooked by commercial banks.   To that end, we have hired two professionals and are actively seeking capital partners, sourcing partners, and potential trading counterparties.

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

 Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2017 and 2016.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,		Favorable / (Unfavorable)
	2017	2016	$ Change	% Change
Revenues
Net trading	$14,170	$21,487	$(7,317)	(34)%
Asset management	4,423	3,881	542	14%
New issue and advisory	1,980	1,365	615	45%
Principal transactions and other income	5,293	1,367	3,926	287%
Total revenues	25,866	28,100	(2,234)	(8)%

Operating expenses
Compensation and benefits	12,734	16,928	4,194	25%
Business development, occupancy, equipment	1,283	1,315	32	2%
Subscriptions, clearing, and execution	3,380	3,024	(356)	(12)%
Professional fee and other operating	4,028	3,205	(823)	(26)%
Depreciation and amortization	127	154	27	18%
Total operating expenses	21,552	24,626	3,074	12%

Operating income / (loss)	4,314	3,474	840	24%

Non-operating income / (expense)

Interest expense	(2,724)	(1,982)	(742)	(37)%
Income / (loss) before income taxes	1,590	1,492	98	7%
Income taxes	7	27	20	74%
Net income / (loss)	1,583	1,465	118	8%
Less: Net income (loss) attributable to the non-controlling interest	485	436	(49)	(11)%
Net income / (loss) attributable to IFMI	$1,098	$1,029	$69	7%

Revenues

Revenues decreased by $2,234, or 8%, to $25,866 for the six months ended June 30, 2017 from $28,100 for the six months ended June 30, 2016. As discussed in more detail below, the change was comprised of (i) a decrease of $7,317 in net trading revenue; (ii) an increase of $542 in asset management revenue; (iii) an increase of $615 in new issue and advisory revenue; and (iv) an increase of $3,926 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $7,317, or 34%, to $14,170 for the six months ended June 30, 2017 from $21,487 for the six months ended June 30, 2016.     The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	June 30, 2017	June 30, 2016	Change
Mortgage	$5,653	$5,892	$(239)
High yield corporate	2,449	4,802	(2,353)
Investment grade corporate	759	4,417	(3,658)
SBA	331	812	(481)
Wholesale and other	4,978	5,564	(586)
Total	$14,170	$21,487	$(7,317)

Included within the mortgage group revenue is revenue earned on our matched book repo business.  This business is highly concentrated with a few counterparties.  See note 9 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Because of the limited number of counterparties, the Company considers its matched book repo business to be subject to significant concentration risk.  The Company earned net revenue from its matched book repo business during the six months ended June 30, 2017 and 2016 of $1,543 and $1,251, respectively.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the six months ended June 30, 2017 may not be indicative of future results. Furthermore, from time to time, some of the assets included in the investments-trading line of our consolidated balance sheets may represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	June 30,		December 31,
	2017	2016	2016	2015
Company sponsored CDOs (1)	$3,315,499	$3,672,966	$3,439,054	$3,746,561
Managed accounts (2)	298,593	171,656	229,119	165,834
Assets under management (3)	$3,614,092	$3,844,622	$3,668,173	$3,912,395

(1)	Management fee income earned from Company sponsored CDOs is recorded as a component of asset management revenue.
(2)	Management fee income earned on managed accounts is recorded as a component of asset management revenue.

(3)	AUM for Company sponsored CDOs and other managed accounts represents total AUM at the end of the period indicated.
(4)

Asset management fees increased by $542, or 14%, to $4,423 for the six months ended June 30, 2017 from $3,881 for the six months ended June 30, 2016, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	June 30, 2017	June 30, 2016	Change
CDOs	$3,067	$3,360	$(293)
Other	1,356	521	835
Total	$4,423	$3,881	$542

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

Asset management fees from Company sponsored CDOs decreased by $293 to $3,067 for the six months ended June 30, 2017 from $3,360 for the six months ended June 30, 2016. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	June 30, 2017	June 30, 2016	Change
TruPS and insurance company debt - U.S.	$1,961	$1,961	$-
TruPS and insurance company debt - Europe	782	893	(111)
Broadly syndicated loans - Europe	324	506	(182)
Total	$3,067	$3,360	$(293)

Asset management fees for TruPS and insurance company debt – U.S. did not change.

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

Other

Other asset management revenue increased by $835 to $1,356 for the six months ended June 30, 2017 from $521 for the six months ended June 30, 2016.   The increase was primarily due to performance fees being earned on, and increases in the AUM of, our managed accounts during 2017.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $615, or 45%, to $1,980 for the six months ended June 30, 2017 from $1,365 for the six months ended June 30, 2016.

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

Principal Transactions and Other Income

Principal transactions and other income increased by $3,926, or 287%,  to $5,293 for the six months ended June 30, 2017, as compared to $1,367 for the six months ended June 30, 2016.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	June 30, 2017	June 30, 2016	Change
EuroDekania	$(195)	$(854)	$659
Tiptree	-	(25)	25
Currency hedges	(98)	(53)	(45)
CLO investments	783	1,110	(327)
Other principal investments	-	4	(4)
Total principal transactions	490	182	308

Alesco X-XVII revenue share	1,776	397	1,379
Star Asia revenue share	2,774	364	2,410
IIFC revenue share	214	187	27
Other revenue shares	-	122	(122)
All other income / (loss)	39	115	(76)
Other income	4,803	1,185	3,618

Total principal transactions and other income	$5,293	$1,367	$3,926

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

The CLO investments represent investments in the most junior tranche of certain CLOs.  The income of $783 recognized during the six months ended June 30, 2017 was comprised of $769 of investment income, $421 of net unrealized gain, partially offset by $407 of impairment charges.  The income of $1,110 recognized during the six months ended June 30, 2016 was comprised of $755 of investment income, $1,289 of net unrealized gain, partially offset by $378 of impairment charges and $556 of realized loss.

Other Income / (Loss)

Other income increased by $3,618 to $4,803 for the six months ended June 30, 2017, as compared to $1,185 for the six months ended June 30, 2016. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.

The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned in excess of certain thresholds.  These arrangements expire, or have expired, as follows:

•

The Alesco X-XVII revenue share arrangement expired in February 2017.  Included in the revenue share revenue recognized during the six months ended June 30, 2017, was $1,579 which represented a contingent amounts that became due upon the conclusion of the arrangement.  No further revenue will be earned from this arrangement.

•

The Star Asia revenue share arrangement does not have a fixed termination date but could terminate as early as January 2018.  We earned a large incentive payment in the six months ended June 30, 2017.  We currently expect the revenue from this arrangement to decline significantly and to end sometime during the first half of 2018.

•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $1,346.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

•	The other revenue share arrangements were based on management fees earned on management contracts related to certain CDOs. All of these arrangements ended in 2016.

Operating Expenses

Operating expenses decreased by $3,074, or 12%, to $21,552 for the six months ended June 30, 2017 from $24,626 for the six months ended June 30, 2016. As discussed in more detail below, the change was comprised of (i) a decrease of $4,194 in compensation and benefits; (ii) a decrease of $32 in business development, occupancy, and equipment; (iii) an increase of $356 in subscriptions, clearing, and execution; (iv) an increase of $823 of professional fee and other operating; and (v) a decrease of $27 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $4,194, or 25%, to $12,734 for the six months ended June 30, 2017 from $16,928 for the six months ended June 30, 2016.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	June 30, 2017	June 30, 2016	Change
Cash compensation and benefits	$12,188	$16,147	$(3,959)
Equity-based compensation	546	781	(235)
Total	$12,734	$16,928	$(4,194)

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $3,959 to $12,188 for the six months ended June 30, 2017 from $16,147 for the six months ended June 30, 2016.  This decrease was a result of a decrease in incentive compensation that is tied to revenue and operating profitability partially offset by an  increase in headcount.  Our total headcount increased from 80 at June 30, 2016 to 82 at June 30, 2017.  From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $235 to $546 for the six months ended June 30, 2017 from $781 for the six months ended June 30, 2016.  The decrease was due to certain stock option grants becoming fully vested prior to 2017.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $32, or 2%, to $1,283 for the six months ended June 30, 2017 from $1,315 for the six months ended June 30, 2016.  The decrease was comprised of a decrease of $132 in occupancy and equipment, partially offset by an increase in business development of $100.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $356, or 12%, to $3,380 for the six months ended June 30, 2017 from $3,024 for the six months ended June 30, 2016.  The increase was due to an increase of $457 of solicitation costs incurred related to managed accounts at CCFL, an increase of $5 in subscription costs; partially offset by a decrease in clearing and execution costs at JVB of $106 due to reduced trading volumes.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $823, or 26%, to $4,028 for the six months ended June 30, 2017 from $3,205 for the six months ended June 30, 2016. The increase was primarily due to an increase in professional fees of $853, partially offset by a decrease in other operating expense of $30.  The professional fee increase was largely due to an increase in consulting expenses due to increased costs incurred in connection with new issue engagements at CCFL as well as consulting costs incurred as a result of our expansion of the matched book repo business.  See recent events.

Depreciation and Amortization

Depreciation and amortization decreased by $27, or 18%, to $127 for the six months ended June 30, 2017 from $154 for the six months ended June 30, 2016.  The decrease was primarily the result of fixed assets becoming fully depreciated.

Non-Operating Income and Expense

Interest Expense

Interest expense increased by $742, or 37%, to $2,724 for the six months ended June 30, 2017 from $1,982 for the six months ended June 30, 2016.  The increase was comprised of an increase of $46 related to increased interest expense incurred on our junior subordinated notes due to changes in the effective rate; an increase of $5 related to increased amortization of debt discount related to our 2013 Convertible Notes; an increase of $435 due to the issuance of our 2017 Convertible Notes in March 2017; and an increase of $256 due to interest incurred on our redeemable financial instrument.  See notes 10 and 12 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $20 to income tax expense / (benefit) of $7 for the six months ended June 30, 2017 from $27 for the six months ended June 30, 2016.  The decline in income tax expense was primarily due a reduction in foreign taxes incurred. See note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding an income tax assessment received by us from the Commonwealth of Pennsylvania.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the six months ended June 30, 2017 and 2016 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Six Months Ended June 30, 2017

	Total
	Operating LLC		Consolidated
	Consolidated	IFMI	IFMI
Net income / (loss) before tax	$1,590	$-	$1,590
Income tax expense / (benefit)	8	(1)	7
Net income / (loss) after tax	1,582	1	1,583
Average effective Operating LLC non-controlling interest (1)%	30.66%
Operating LLC non-controlling interest	$485

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Six Months Ended June 30, 2016

	Total
	Operating LLC		Consolidated
	Consolidated	IFMI	IFMI
Net income / (loss) before tax	$1,492	$-	$1,492
Income tax expense / (benefit)	27	-	27
Net income / (loss) after tax	1,465	-	1,465
Average effective Operating LLC non-controlling interest (1)%	29.76%
Operating LLC non-controlling interest	$436

(1)Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2017 and 2016.

INSTITUTIONAL FINANCIAL MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Favorable / (Unfavorable)
	2017	2016	$ Change	% Change
Revenues
Net trading	$6,095	$11,285	$(5,190)	(46)%
Asset management	1,731	1,569	162	10%
New issue and advisory	868	984	(116)	(12)%
Principal transactions and other income	2,680	527	2,153	409%
Total revenues	11,374	14,365	(2,991)	(21)%

Operating expenses
Compensation and benefits	5,549	8,388	2,839	34%
Business development, occupancy, equipment	697	651	(46)	(7)%
Subscriptions, clearing, and execution	1,667	1,502	(165)	(11)%
Professional fee and other operating	1,674	1,542	(132)	(9)%
Depreciation and amortization	61	72	11	15%
Total operating expenses	9,648	12,155	2,507	21%

Operating income / (loss)	1,726	2,210	(484)	(22)%

Non-operating income / (expense)

Interest expense	(1,112)	(992)	(120)	(12)%
Income / (loss) before income taxes	614	1,218	(604)	(50)%
Income taxes	2	17	15	88%
Net income / (loss)	612	1,201	(589)	(49)%
Less: Net income (loss) attributable to the non-controlling interest	186	371	185	50%
Net income / (loss) attributable to IFMI	$426	$830	$(404)	(49)%

Revenues

Revenues decreased by $2,991, or 21%, to $11,374 for the three months ended June 30, 2017 from $14,365 for the three months ended June 30, 2016. As discussed in more detail below, the change was comprised of (i) a decrease of $5,190 in net trading revenue; (ii) an increase of $162 in asset management revenue; (iii) a decrease of $116 in new issue and advisory revenue; and (iv) an increase of $2,153 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $5,190, or 46%, to $6,095 for the three months ended June 30, 2017 from $11,285 for the three months ended June 30, 2016.     The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	June 30, 2017	June 30, 2016	Change
Mortgage	$2,865	$3,677	$(812)
High yield corporate	63	2,907	(2,844)
Investment grade corporate	259	1,243	(984)
SBA	101	537	(436)
Wholesale and other	2,807	2,921	(114)
	$6,095	$11,285	$(5,190)

Included within the mortgage group revenue is revenue earned on our matched book repo business.  This business is highly concentrated with a few counterparties.  See note 9 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Because of the limited number of counterparties, the Company considers its matched book repo business to be subject to significant concentration risk.  The Company earned net revenue from its matched book repo business during the three months ended June 30, 2017 and 2016 of $797 and $819, respectively.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the three months ended June 30, 2017 may not be indicative of future results. Furthermore, from time to time, some of the assets included in the investments-trading line of our consolidated balance sheet may represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Asset management fees increased by $162, or 10%, to $1,731 for the three months ended June 30, 2017 from $1,569 for the three months ended June 30, 2016, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	June 30, 2017	June 30, 2016	Change
CDOs	$1,493	$1,395	$98
Other	238	174	64
Total	$1,731	$1,569	$162

CDOs

A substantial portion of our asset management fees are earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, and defaults.  We do not expect to complete any securitizations in the future so we expect our asset management revenue from CDOs to continue to decline over time.

Asset management fees from Company sponsored CDOs increased by $98 to $1,493 for the three months ended June 30, 2017 from $1,395 for the three months ended June 30, 2016. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	June 30, 2017	June 30, 2016	Change
TruPS and insurance company debt - U.S.	$966	$983	$(17)
TruPS and insurance company debt - Europe	392	435	(43)
Broadly syndicated loans - Europe	135	(23)	158
Total	$1,493	$1,395	$98
Asset management fees for TruPS and insurance company debt – U.S. declined because average AUM has declined due to principal repayments on the assets in these securitizations.

Asset management fees for TruPS and insurance company debt – Europe declined because average AUM has declined due to principal repayments on the assets in these securitizations.

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  Fees increased primarily because during 2016, the performance of the portfolio deteriorated and certain cash flow diversion features of the CLO were triggered.  As a result, cash flow that would otherwise pay subordinated management fees was diverted to pay principal on the senior securities.   During the three months ended June 30, 2016, we reversed subordinated fees accrued during the three months ended March 31, 2016.  This adjustment offset all the base management fees recognized during the three months ended June 30, 2016.  No such adjustment was made in 2017.  See “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our policy regarding recognition of deferred subordinated asset management fees.

Other

Other asset management revenue increased by $64 to $238 for the three months ended June 30, 2017 from $174 for the three months ended June 30, 2016.   The increase was primarily due to performance fees being earned on, and increases in the AUM of, our managed accounts during 2017.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $116, or 12%, to $868 for the three months ended June 30, 2017 from $984 for the three months ended June 30, 2016.

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

Principal Transactions and Other Income

Principal transactions and other income increased the three months by $2,153, or 409%, to $2,680 for the three months ended June 30, 2017, as compared to $527 for the three months ended June 30, 2016.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	June 30, 2017	June 30, 2016	Change
EuroDekania	$(123)	$(862)	$739
Currency hedges	(85)	83	(168)
CLO investments	229	847	(618)
Other principal investments	-	(12)	12
Total principal transactions	21	56	(35)

Alesco X-XVII revenue share	-	199	(199)
Star Asia revenue share	2,494	130	2,364
IIFC revenue share	127	92	35
Other revenue shares	-	53	(53)
All other income / (loss)	38	(3)	41
Other income	2,659	471	2,188
Total	$2,680	$527	$2,153

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

The CLO investments represent investments in the most junior tranche of certain CLOs.  The income of $229 recognized during the three months ended June 30, 2017 was comprised of $539 of investment income, $62 of net unrealized gain, partially offset by $372 of impairment charges.  The income of $847 recognized during the three months ended June 30, 2016 was comprised of $362 of investment income, $1,049 of net unrealized gain, partially offset by $8 of impairment charges and $556 of realized loss.

Other Income / (Loss)

Other income increased by $2,188 to $2,659 for the three months ended June 30, 2017, as compared to $471 for the three months ended June 30, 2016. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.

The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned in excess of certain thresholds.  These arrangements expire, or have expired, as follows:

•	The Alesco X-XVII revenue share arrangement expired in February 2017.
•

The Star Asia revenue share arrangement does not have a fixed termination date but could terminate as early as January 2018.  We earned a large incentive payment in the three months ended June 30, 2017.  We currently expect the revenue from this arrangement to decline significantly and to end sometime during the first half of 2018.

•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.   To date, we have earned $1,346.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

•	The other revenue share arrangements were based on management fees earned on management contracts related to certain CDOs. All of these arrangements ended in 2016.

Operating Expenses

Operating expenses decreased by $2,507, or 21%, to $9,648 for the three months ended June 30, 2017 from $12,155 for the three months ended June 30, 2016. As discussed in more detail below, the change was comprised of (i) a decrease of $2,839 in compensation and benefits; (ii) an increase of $46 in business development, occupancy, and equipment; (iii) an increase of $165 in subscriptions, clearing, and execution; (iv) an increase of $132 of professional fee and other operating; and (v) a decrease of $11 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $2,839, or 34%, to $5,549 for the three months ended June 30, 2017 from $8,388 for the three months ended June 30, 2016.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	June 30, 2017	June 30, 2016	Change
Cash compensation and benefits	$5,456	$8,167	$(2,711)
Equity-based compensation	93	221	(128)
Total	$5,549	$8,388	$(2,839)

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $2,711 to $5,456 for the three months ended June 30, 2017 from $8,167 for the three months ended June 30, 2016.  This decrease was primarily the result of a decrease in incentive compensation that is tied to revenue and operating profitability partially offset by an increase in headcount.  Our total headcount increased from 80 at June 30, 2016 to 82 at June 30, 2017.  From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $128 to $93 for the three months ended June 30, 2017 from $221 for the three months ended June 30, 2016.  The decrease was due to certain stock option grants becoming fully vested prior to 2017.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $46, or 7%, to $697 for the three months ended June 30, 2017 from $651 for the three months ended June 30, 2016.  The increase was comprised of an increase in business development costs of $90, partially offset by a decrease in occupancy and equipment of $44.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $165, or 11%, to $1,667 for the three months ended June 30, 2017 from $1,502 for the three months ended June 30, 2016.  The increase was comprised of an increase in solicitation costs of $236 incurred related to certain separately managed accounts in CCFL, an increase in subscriptions of $17, partially offset by a decrease in clearing and execution costs incurred by JVB of $88 due to reduced trading volumes.

Professional fee and Other Operating Expenses

Professional fee and other operating expenses increased by $132, or 9%, to $1,674 for the three months ended June 30, 2017 from $1,542 for the three months ended June 30, 2016. The increase was comprised on an increase in professional fees of $134, partially offset by a decrease in other operating expense of $2.   The professional fee increase was primarily due to an increase in consulting costs incurred in connection with the expansion of our matched book repo business.  See recent events.

Depreciation and Amortization

Depreciation and amortization decreased by $11, or 15%, to $61 for the three months ended June 30, 2017 from $72 for the three months ended June 30, 2016.  The decrease was primarily the result of fixed assets becoming fully depreciated.

Non-Operating Income and Expense

Interest Expense

Interest expense increased by $120, or 12%, to $1,112 for the three months ended June 30, 2017 from $992 for the three months ended June 30, 2016.    The increase was comprised of an increase of $30 related to increased interest expense incurred on our junior subordinated notes due to changes in the effective rate; an increase of $4 related to increased amortization of debt discount related to our 2013 Convertible Notes; and an increase of $354 due to the issuance of our 2017 Convertible Notes in March 2017; partially offset by a decrease of $268 due to interest income earned on our Redeemable Financial Instrument.  See notes 10 and 12 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $15 to income tax expense / (benefit) of $2 for the three months ended June 30, 2017 from $17 for the three months ended June 30, 2016.    The decrease was due to a reduction in foreign taxes incurred.   See note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding an income tax assessment received by us from the Commonwealth of Pennsylvania.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended June 30, 2017 and 2016 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended June 30, 2017

	Total
	Operating		Consolidated
	LLC	IFMI	IFMI
Net income / (loss) before tax	$614	$-	$614
Income tax expense / (benefit)	3	(1)	2
Net income / (loss) after tax	611	1	612
Average effective Operating LLC non-controlling interest (1)%	30.44%
Operating LLC non-controlling interest	$186

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended June 30, 2016

	Total
	Operating		Consolidated
	LLC	IFMI	IFMI
Net income / (loss) before tax	$1,218	$-	$1,218
Income tax expense / (benefit)	17	-	17
Net income / (loss) after tax	1,201	-	1,201
Average effective Operating LLC non-controlling interest (1)%	30.89%
Operating LLC non-controlling interest	$371

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

On August 3, 2017, our board of directors declared a cash dividend of $0.02 per share, which will be paid on our Common Stock on August 31, 2017 to stockholders of record on August 17, 2017.  A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

On March 17, 2017 and 2016, we entered into letter agreements (together, the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (“Agent”).  The 2016 letter agreement was in effect from March 17, 2016 until December 15, 2016.  The 2017 letter agreement is in effect from March 17, 2017 until March 17, 2018.  The 2016 letter agreement called for the Agent to use its commercially reasonable efforts to purchase, on our behalf, up to an aggregate maximum of $1,000 of the shares of Common Stock on any day that the NYSE American is open for business.  The 2017 letter agreement calls for the Agent to purchase up to an aggregate maximum of $2,000 of Common Stock.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.

During the six months ended June 30, 2017, we repurchased 2,800 shares in the open market under the 10b5-1 Plan for a total purchase price of $3.   During the six months ended June 30, 2016, we repurchased 134,080 shares in the open market both under the 10b5-1 Plan and prior to the plan being in effect for a total purchase price of $122.

During the three months ended June 30, 2017, we repurchased 2,800 shares in the open market under the 10b5-1 Plan for a total purchase price of $3.   During the three months ended June 30, 2016, we repurchased 68,400 shares in the open market both under the 10b5-1 Plan and prior to the plan being in effect for a total purchase price of $64.

In addition, on May 25, 2017, we repurchased 27,739 shares of Common Stock in a privately negotiated transaction from an employee for an aggregate purchase price of $33 or $1.20 per share.

In addition, on March 21, 2016, we (i) repurchased 650,000 shares of Common Stock from an unrelated third-party in a privately negotiated transaction for an aggregate purchase price of $813, which represents a per share price of $1.25, and (ii) repurchased an aggregate of 1,044,000 shares of Common Stock from an investment manager representing certain stockholders that are unrelated to the Company in a separate privately negotiated transaction for an aggregate purchase price of $1,305, which represents a per share price of $1.25.

All of the repurchases noted above were effectuated using cash on hand.

During the three months ended March 31, 2017, the Operating LLC issued the 2017 Convertible Note in an aggregate principal amount of $15,000 to DGC Fintech Trust.  Also, during the three months ended March 31, 2017, we received an additional $1,000 investment related to our redeemable financial instrument.  See note 19 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

(4) To fund potential dividends and distributions. During the third quarter of 2010 and for each subsequent quarter through June 30, 2017, the board of directors has declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of IFMI.

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

As of June 30, 2017 and December 31, 2016, we maintained cash and cash equivalents of $10,716 and $15,216, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Three Months Ended June 30,
	2017	2016
Cash flow from operating activities	$(21,816)	$(8,378)
Cash flow from investing activities	2,752	5,044
Cash flow from financing activities	14,349	(2,964)
Effect of exchange rate on cash	215	(134)
Net cash flow	(4,500)	(6,432)
Cash and cash equivalents, beginning	15,216	14,115
Cash and cash equivalents, ending	$10,716	$7,683

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Six Months Ended June 30, 2017

As of June 30, 2017, our cash and cash equivalents were $10,716, representing a decrease of $4,500 from December 31, 2016. The decrease was attributable to cash used by operating activities of $21,816,  cash provided by investing activities of $2,752,  cash provided by financing activities of $14,349, and the increase in cash caused by the change in exchange rates of $215.

The cash used by operating activities of $21,816 was comprised of (a) net cash outflows of $1,021 related to working capital fluctuations; (b) net cash outflows of  $23,084 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash inflows from other earnings items of $2,289 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, equity based compensation, depreciation and amortization, and amortization of discount on debt).

The cash provided by investing activities of $2,752 was comprised of (a) $2,808 of cash from sales and returns of principal of other investments, at fair value; partially offset by (b) $56 of cash used to purchase furniture, equipment, and leasehold improvements.

The cash provided in financing activities of $14,349 was comprised of (a)  $15,000 of cash proceeds from the issuance of convertible debt; and (b) $1,000 of additional proceeds from the redeemable financial instrument; partially offset by (c) $800 of payments for debt issuance costs; (d) $100 in cash used to settle equity awards; (e) $37 in purchase and retirement of Common Stock; (f) $212 in non-controlling interest distributions; and (g) $502 in dividends paid to shareholders.

Six Months Ended June 30, 2016

As of June 30, 2016, our cash and cash equivalents were $7,683, representing a net decrease of $6,432 from December 31, 2015. The decrease was attributable to cash used by operating activities of $8,378,  cash provided by investing activities of $5,044, cash used by financing activities of $2,964, and the decrease in cash caused by the change in exchange rates of $134.

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

The cash used in financing activities of $2,964 was comprised of (a) $28 in cash used to settle equity awards; (b) $2,241 in cash used to repurchase and retire Common Stock; (c) $212 of distributions to non-controlling interests related to the Operating LLC; and (d) $483 in dividends to shareholders of IFMI.

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFL in the United Kingdom. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at June 30, 2017 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)
United States	$250
United Kingdom	1,112
Total	$1,362

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at June 30, 2017, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $57,443. See note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the six months ended June 30, 2017 and the twelve months ended December 31, 2016 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Six Months Ended June 30, 2017	For the Twelve Months Ended December 31, 2016
Receivables under resale agreements
Period end	$410,309	$281,821
Monthly average	319,434	270,343
Maximum month end	410,309	373,294
Securities sold under agreements to repurchase
Period end	$421,166	$295,445
Monthly average	323,739	277,068
Maximum month end	421,166	373,583

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

Debt Financing

As of June 30, 2017, we had the following sources of debt financing other than securities financing arrangements: (1) convertible senior notes, comprised of 2013 Convertible Notes and our 2017 Convertible Note and (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I.

See note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		June 30, 2017	December 31, 2016	Interest Rate Terms	Interest (4)	Maturity
Convertible senior notes:
8.00% convertible senior notes (the "2017 Convertible Note")	$15,000		$15,000	$-	Fixed	8.00%	March 2022 (1)
8.00% convertible senior notes (the "2013 Convertible Notes")	8,248		8,248	8,248	Fixed	8.00%	September 2018 (2)
Less unamortized debt issuance costs			(1,535)	(274)
	23,248		21,713	7,974
Junior subordinated notes:
Alesco Capital Trust I	28,125	(3)	12,802	12,577	Variable	5.17%	July 2037
Sunset Financial Statutory Trust I	20,000	(3)	9,132	8,972	Variable	5.45%	March 2035
	48,125		21,934	21,549
Total	$71,373		$43,647	$29,523

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

Off-Balance Sheet Arrangements

Other than as described in note 8 (derivatives) and note 11 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of June 30, 2017.

Contractual Obligations

The table below summarizes our significant contractual obligations as of June 30, 2017 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 2013 and 2017 Convertible Notes are not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements.

CONTRACTUAL OBLIGATIONS
June 30, 2017
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$2,472	$1,129	$1,069	$274	$-
Maturity of 2013 Convertible Notes (1)	8,248	-	8,248	-	-
Interest on 2013 Convertible Notes (1)	824	669	155	-	-
Maturity of 2017 Convertible Note (1)	15,000	-	-	15,000	-
Interest on 2017 Convertible Note (1)	5,635	1,200	2,403	2,032	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	48,534	2,543	5,087	5,087	35,817
Other Operating Obligations (3)	3,995	1,374	1,237	923	461
	$132,833	$6,915	$18,199	$23,316	$84,403

(1)	Assumes the 2013 and 2017 Convertible Note are not converted prior to maturity.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 5.17% (based on a 90-day LIBOR rate in effect as of June 30, 2017 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 5.45% (based on a 90-day LIBOR rate in effect as of June 30, 2017 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The core principle of this ASU is to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.   Subsequently, the FASB issued a series of modifying ASUs that do not change the core principle of the guidance stated in ASU 2014-09.  The modifying ASUs include:   ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606):   Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606):    Narrow Scope Improvements and Practical Expedients.  We must adopt the amendments in ASU 2016-08, ASU 2016-10, and ASU 2016-12 with the adoption of ASU 2014-09.  The effective date for all of the amendments in these ASUs is for annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date. Early application is permitted.  We commenced our evaluation of the impact of this ASU in 2016.  This ASU excludes from its scope revenue recognition related to items we record as a component of net trading and principal transactions within its consolidated statement of operations.  Therefore, this ASU will have no impact on these items.  Furthermore, based on our review to date, we do not anticipate the new guidance will have a material impact on items we record as a component of asset management or other revenue. We will adopt the new guidance on January 1, 2018 using the alternative retrospective transition method.  We expect any cumulative effect adjustment resulting from the application of this method will be immaterial.

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

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of a Nonfinancial Assets:  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in this ASU clarify that a financial asset within the scope of this topic may include nonfinancial assets transferred within a legal entity to counterparty.  The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to counterparty and derecognize each asset when counterparty obtains control of it. The effective date for this ASU is for annual periods beginning after December 15, 2017.   Early application is permitted.  We are currently evaluating the new guidance to determine the impact it may have our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs, Premium Amortization on Purchased Callable Debt Securities.  The amendments shorten the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  This ASU is effective for fiscal years beginning after December 15, 2018.  Early adoption is permitted.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In May 2017,  the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2016. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the six months ended June 30, 2017, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of June 30, 2017, we would incur a loss of $6,509 if the yield curve rises 100 bps across all maturities and a gain of $6,506 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment that is denominated in Euros.  The fair value of this investment is subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of June 30, 2017, our equity price sensitivity was $328 and our foreign exchange currency sensitivity was $100.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of June 30, 2017, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,410 as of June 30, 2017.

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

In the case of TBA and other forward MBS activities, we also require counterparties to post margin with us in the case of the market value of the underlying TBA trade declining. If the counterparty fails to post margin, we will close out the underlying trade. In the case of TBA and other forward MBS activities, we will sometimes obtain initial margin or a cash deposit from the counterparty, which serves a purpose similar to the haircut as an additional buffer against losses. However, some of our TBA and other forward MBS activities are done without initial margin or cash deposits.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2017. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at June 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Incorporated by reference to the headings titled “Legal and Regulatory Proceedings” in note 16 to the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Item  1A.Risk Factors

Risks Associated with New Business Lines and Initiatives

The Company, as part of its growth strategy, from time to time may enter into new business lines and/or initiatives, including through hiring new teams of employees.  These activities are accompanied by a variety of risks inherent in any such new business ventures, including (i) the ability to identify appropriate candidates and negotiate favorable financial and other terms, against the background of increasing market competition; (ii) risks that the new business lines or market activities may require methods of operations and marketing and financial strategies different from those employed in the Company’s other businesses; (iii) these businesses may involve clients and/or competitors different from the Company’s historical clients and competitors; (iv) possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel, and/or systems associated with a new business; (v) risks that projected or satisfactory level of profits and/or return on investment for a new business will not be generated; (vi) risks involving the Company’s ability to retain and appropriately motivate key personnel of a new business; (vii) risks that capital or working capital requirements will be higher than anticipated; (viii) risks associated with unanticipated events and unknown or uncertain liabilities; and (ix) uncertainties relating to the Company’s ability to successfully launch new businesses and initiatives.  Among other things, these risks may result in reduced revenue or income.

In addition to the risk factor noted above and other information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2016.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
April 1, 2017 to April 30, 2017	1,800	$1.18	1,800	$38,967
May 1, 2017 to May 31, 2017	28,539	$1.20	28,539	$38,933
June 1 2017 to June 30, 2017	200	$1.18	200	$38,933
Total	30,539		30,539

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Six and Three Months Ended June 30, 2017, and 2016, (iii) the Consolidated Statement of Changes in Equity for the Six Months Ended June 30, 2017, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017, and 2016, and (v) Notes to Consolidated Financial Statements.**

*Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

**Filed herewith.

***Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Institutional Financial Markets, Inc.

	By:	/s/ LESTER R. BRAFMAN

Lester R. Brafman
Date: August 4, 2017		Chief Executive Officer

Institutional Financial Markets, Inc.

	By:	/s/ JOSEPH W. POOLER, JR.

Joseph W. Pooler, Jr.
Date: August 4, 2017		Executive Vice President, Chief Financial Officer, and Treasurer