Form 10-Q
period 2017-09-30
Cohen & Co Inc.
filed 2017-11-03
CIK 1270436

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 1, 2017 there were 1,258,834 shares of common stock ($0.01 par value per share) of Cohen & Company Inc. outstanding. [Such amount reflects a 1-for-10 reverse split of the registrant’s common stock effected on September 1, 2017]

Cohen & Company Inc.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2017

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

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Actual results may differ materially as a result of various factors, some of which are outside our control, including the following:

•	a decline in general economic conditions or the global financial markets;
•	losses caused by financial or other problems experienced by third parties;
•	losses due to unidentified or unanticipated risks;
•	losses (whether realized or unrealized) on our principal investments, including on our collateralized loan obligation investments;
•	a lack of liquidity, i.e., ready access to funds for use in our businesses, including the availability of securities financing from our clearing agency;
•	the ability to attract and retain personnel;
•	the ability to meet regulatory capital requirements administered by federal agencies;
•	an inability to generate incremental income from acquired businesses;
•	unanticipated market closures due to inclement weather or other disasters;
•	the volume of trading in securities including collateralized securities transactions;
•	the liquidity in capital markets;
•	the credit-worthiness of our correspondents, trading counterparties, and our banking and margin customers;
•	the demand for investment banking services in Europe;
•	competitive conditions in each of our business segments;
•	the availability of borrowings under credit lines, credit agreements, and credit facilities;
•	our continued membership of the Fixed Income Clearing Corporation (“FICC”)
•	the potential misconduct or errors by our employees or by entities with whom we conduct business; and
•	the potential for litigation and other regulatory liability.

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

Name Change; Common Stock Reverse Stock Split

On September 1, 2017, the Company filed two Articles of Amendment to its charter with the State Department of Assessments and Taxation of Maryland, pursuant to which the Company, (i) changed its name to “Cohen & Company Inc.”; (ii) effected a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share; and (iii) increased the par value of the Company’s common stock from $0.001 per share to $0.01 per share.  All share and per share amounts, and exercise and conversion prices for all periods presented herein to reflect the reverse split as if it had occurred at the beginning of the first period presented.

Certain Terms Used in this Quarterly Report on Form 10-Q

In this Quarterly Report on Form 10-Q, unless otherwise noted or as the context otherwise requires:  The “Company,” “we,” “us,” and “our” refer to Cohen & Company Inc., (formerly Institutional Financial Markets, Inc.), a Maryland corporation and its subsidiaries on a consolidated basis; “Cohen & Company,  LLC” (formerly IFMI, LLC) or the “Operating LLC” refer to the main operating subsidiary of the Company.

“JVB Holdings” refers to JVB Financial Holdings, L.P.; “JVB” refers to J.V.B. Financial Group, LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom. “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

“Securities Act”  refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

On September 1, 2017, the Company effected a reverse split of the Company’s common stock, pursuant to which every ten (10) shares of common stock outstanding before the reverse split were converted into one (1) share of common stock after the reverse split. All share and per share amounts, and exercise and conversion prices for all periods presented herein to reflect the reverse split as if it had occurred at the beginning of the first period presented.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2017
	(unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$22,133	$15,216
Receivables from brokers, dealers, and clearing agencies	108,870	81,178
Due from related parties	547	57
Other receivables	2,364	5,225
Investments-trading	104,262	157,178
Other investments, at fair value	5,814	8,303
Receivables under resale agreements	436,541	281,821
Goodwill	7,992	7,992
Other assets	1,732	4,301
Total assets	$690,255	$561,271

Liabilities
Payables to brokers, dealers, and clearing agencies	$32,602	$85,761
Due to related parties	-	50
Accounts payable and other liabilities	20,680	9,618
Accrued compensation	3,598	4,795
Trading securities sold, not yet purchased	89,993	85,183
Securities sold under agreement to repurchase	448,133	295,445
Deferred income taxes	4,092	4,134
Debt	43,917	29,523
Total liabilities	643,015	514,509

Commitments and contingencies (See note 16)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding (see Note 13)	5	5
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,261,094 and 1,208,919 shares issued and outstanding, respectively, including 81,098 and 73,962 unvested or restricted share awards, respectively	12	12
Additional paid-in capital	69,840	69,415
Accumulated other comprehensive loss	(888)	(1,074)
Accumulated deficit	(29,769)	(29,576)
Total stockholders' equity	39,200	38,782
Non-controlling interest	8,040	7,980
Total equity	47,240	46,762
Total liabilities and equity	$690,255	$561,271

                                              See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Net trading	$5,988	$10,486	$20,158	$31,973
Asset management	1,779	1,781	6,202	5,662
New issue and advisory	2,012	811	3,992	2,176
Principal transactions and other income	222	1,012	5,515	2,379
Total revenues	10,001	14,090	35,867	42,190

Operating expenses		.
Compensation and benefits	4,759	7,464	17,493	24,392
Business development, occupancy, equipment	738	718	2,021	2,033
Subscriptions, clearing, and execution	1,789	1,678	5,169	4,702
Professional fee and other operating	1,666	1,513	5,694	4,718
Depreciation and amortization	60	66	187	220
Total operating expenses	9,012	11,439	30,564	36,065

Operating income	989	2,651	5,303	6,125

Non-operating income (expense)
Interest expense, net	(1,606)	(991)	(4,330)	(2,973)
Income (loss) before income tax expense	(617)	1,660	973	3,152
Income tax expense	141	130	148	157
Net income (loss)	(758)	1,530	825	2,995
Less: Net income (loss) attributable to the non-controlling interest	(211)	489	274	925
Net income (loss) attributable to Cohen & Company Inc.	$(547)	$1,041	$551	$2,070
Income (loss) per share data (see note 15):
Income (loss) per common share-basic:
Basic income (loss) per common share	$(0.45)	$0.88	$0.46	$1.68
Weighted average shares outstanding-basic	1,212,826	1,180,742	1,209,585	1,232,824
Income (loss) per common share-diluted:
Diluted income (loss) per common share	$(0.45)	$0.87	$0.45	$1.67
Weighted average shares outstanding-diluted	1,745,235	1,726,200	1,755,932	1,774,357

Dividends declared per common share	$0.20	$0.20	$0.60	$0.60

Comprehensive income:
Net income (loss) from above	$(758)	$1,530	$825	$2,995
Other comprehensive income (loss) item:
Foreign currency translation adjustments, net of tax of $0	91	(30)	280	(156)
Other comprehensive income (loss), net of tax of $0	91	(30)	280	(156)
Comprehensive income (loss)	(667)	1,500	1,105	2,839
Less: comprehensive income (loss) attributable to the non-controlling interest	(186)	480	354	876
Comprehensive income (loss) attributable to Cohen & Company Inc.	$(481)	$1,020	$751	$1,963

                                                See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Cohen & Company Inc.
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2016	$5	$12	$69,415	$(29,576)	$(1,074)	$38,782	$7,980	$46,762
Net income	-	-	-	551	-	551	274	825
Other comprehensive income	-	-	-	-	200	200	80	280
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	153	-	(14)	139	(139)	-
Equity-based compensation and vesting of shares	-	-	445	-	-	445	195	640
Shares withheld for employee taxes	-	-	(69)	-	-	(69)	(31)	(100)
Purchase and retirement of Common Stock	-	-	(104)	-	-	(104)	-	(104)
Dividends/Distributions	-	-	-	(744)	-	(744)	(319)	(1,063)
September 30, 2017	$5	$12	$69,840	$(29,769)	$(888)	$39,200	$8,040	$47,240

 See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$825	$2,995
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity-based compensation	640	1,002
Accretion of income on other investments, at fair value	(938)	(1,005)
Realized loss (gain) on other investments	753	2,062
Change in unrealized (gain) loss on other investments, at fair value	(368)	(1,775)
Depreciation and amortization	187	220
Amortization of discount on debt	794	755
Deferred tax provision (benefit)	(42)	(10)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	2,861	1,567
(Increase) decrease in investments-trading	52,916	(36,265)
(Increase) decrease in other assets	1,855	98
(Increase) decrease in receivables under resale agreement	(154,720)	(160,275)
Change in receivables from / payables to related parties, net	(540)	4
Increase (decrease) in accrued compensation	(1,197)	468
Increase (decrease) in accounts payable and other liabilities	(4)	60
Increase (decrease) in trading securities sold, not yet purchased	4,810	16,355
Change in receivables from / payables to brokers, dealers, and clearing agencies	(80,851)	(9,052)
Increase (decrease) in securities sold under agreement to repurchase	152,688	174,887
Net cash provided by (used in) operating activities	(20,331)	(7,909)
Investing activities
Purchase of investments-other investments, at fair value	-	(237)
Sales and returns of principal-other investments, at fair value	3,042	7,924
Purchase of furniture, equipment, and leasehold improvements	(73)	(210)
Net cash provided by (used in) investing activities	2,969	7,477
Financing activities
Proceeds from issuance of convertible debt	15,000	-
Proceeds from redeemable financial instruments	11,000	-
Payments for debt issuance costs	(800)	-
Cash used to net share settle equity awards	(100)	(28)
Purchase and retirement of Common Stock	(104)	(2,319)
Non-controlling interest distributions	(319)	(320)
Cohen & Company Inc. dividends	(744)	(717)
Net cash provided by (used in) financing activities	23,933	(3,384)
Effect of exchange rate on cash	346	(214)
Net increase (decrease) in cash and cash equivalents	6,917	(4,030)
Cash and cash equivalents, beginning of period	15,216	14,115
Cash and cash equivalents, end of period	$22,133	$10,085

       See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and unit or per share or per unit information and except where otherwise noted)

(Unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS

Organizational History

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

On September 1, 2017, the Company (i) changed its name from Institutional Financial Markets, Inc. to Cohen & Company Inc. and the Company’s trading symbol on the NYSE American Stock Exchange from “IFMI” to “COHN”; (ii) effected a 1 for 10 reverse stock split; and (iii) increased the par value of the Company’s common stock from $0.001 per share to $0.01 per share. All share and per share amounts have been restated to account for this change.

The Company

The Company is a financial services company specializing in fixed income markets. As of September 30, 2017, the Company had $3.55 billion in assets under management (“AUM”) of which 90.5%,  or $3.22 billion, was in collateralized debt obligations (“CDOs”).

In these financial statements, the “Company” refers to Cohen & Company Inc. and its subsidiaries on a consolidated basis. Cohen & Company, LLC or the “Operating LLC” refers to the main operating subsidiary of the Company.  “Cohen Brothers” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. “JVB Holdings” refers to J.V.B. Financial Holdings, L.P. “JVB” refers to J.V.B. Financial Group LLC, a broker dealer subsidiary. “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom. “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

The Company’s business is organized into the following three business segments.

Capital Markets: The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, and matched book repo financing, new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, asset backed securities (“ABS”), mortgage backed securities (“MBS”), residential mortgage backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. The Company also offers execution and brokerage services for equity products. The Company carries out its capital market activities primarily through its subsidiaries: JVB in the United States and CCFL in Europe.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

B. Recent Accounting Developments

 In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The core principle of this ASU is to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.   Subsequently, the FASB issued a series of modifying ASUs that do not change the core principle of the guidance stated in ASU 2014-09.  The modifying ASUs include:   ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606):   Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606):    Narrow Scope Improvements and Practical Expedients.  The Company must adopt the amendments in ASU 2016-08, ASU 2016-10, and ASU 2016-12 with the adoption of ASU 2014-09.  The effective date for all of the amendments in these ASUs is for annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date. Early application is permitted.  The Company commenced its evaluation of the impact of this ASU in 2016.  This ASU excludes from its scope revenue recognition related to items the Company records as a component of net trading and principal transactions within its consolidated statement of operations.  Therefore, this ASU will have no impact on these items.  Furthermore, based on the Company’s review to date, the Company does not anticipate the new guidance will have a material impact on items it records as a component of asset management or other revenue.  The Company will adopt the new guidance on January 1, 2018 using the modified retrospective transition method.  The Company expects any cumulative effect adjustment resulting from the application of this method will be immaterial.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other:  Simplifying the Test for Goodwill Impairment (Topic 350). The amendments in this ASU eliminate Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  This ASU is effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017 and should be applied on a prospective basis. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs, Premium Amortization on Purchased Callable Debt Securities (Sub-Topic 310-20).  The amendments shorten the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  This ASU is effective for fiscal years beginning after December 15, 2018.  Early adoption is permitted.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

In August 2017, the FASB issued ASI 2017-12, Derivative and Hedging:  Targeted Improvements to Accounting for Hedging Activities (Topic 815).  This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments refine and expand hedge accounting for both financial and commodity risks and it contains provisions to create more transparency and clarify how economic results are presented.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of September 30, 2017 and December 31, 2016, the fair value of the Company’s debt was estimated to be $55,396 and $37,121, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the valuation hierarchy.

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

4. DISPOSITIONS

Termination of Sale of European Operations

On August 19, 2014, the Company entered into an agreement (the “European Sale Agreement”) to sell its European operations to C&Co Europe Acquisition LLC, an entity controlled by Daniel G. Cohen, the president and chief executive of the Company’s European operations and vice chairman of the Company’s board of directors, for approximately $8,700. The transaction was subject to customary closing conditions and regulatory approval from the United Kingdom Financial Conduct Authority (“FCA”).

The European Sale Agreement originally had a termination date of March 31, 2015, which date was extended on two separate occasions, the last time to December 31, 2015.  After December 31, 2015, either party had the right to terminate the transaction.

In connection with the final extension of the European Sale Agreement’s termination date, the parties to the transaction agreed that upon a termination of the European Sale Agreement by either party, Mr. Cohen’s employment agreement would be amended to reduce the payment the Company was required to pay to Mr. Cohen in the event his employment was terminated without “cause” or for “good reason” (as such terms are defined in Mr. Cohen’s employment agreement) from $3,000 to $1,000.  In addition, the parties agreed that upon a termination of the European Sale Agreement by either party, Mr. Cohen would be required to pay to the Company $600 representing a portion of the transaction costs incurred by the Company (the “Termination Fee”).  See note 18.

On March 10, 2017, the Operating LLC issued a convertible senior secured promissory note (the “2017 Convertible Note”) in the aggregate principal amount of $15,000 to DGC Family Fintech Trust, a trust established by Mr. Cohen.  The convertible note was issued in exchange for $15,000 in cash.  See note 12 for the details regarding the 2017 Convertible Note.  The Company agreed to pay to DGC Family Fintech Trust a $600 transaction fee (the “Transaction Fee”) pursuant to the 2017 Convertible Note.

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

5. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	September 30, 2017	December 31, 2016
Deposits with clearing agencies	$750	$750
Unsettled regular way trades, net	14,520	3,337
Receivables from clearing agencies	93,600	77,091
Receivables from brokers, dealers, and clearing agencies	$108,870	$81,178

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	September 30, 2017	December 31, 2016
Margin payable	$32,602	$85,761
Payables to brokers, dealers, and clearing agencies	$32,602	$85,761

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

Margin payable represents amounts borrowed from Pershing, LLC to finance the Company’s trading portfolio.  Effectively, all of the Company’s investments-trading, deposits with clearing agencies, and receivables from clearing agencies serve as collateral for the margin payable.  These assets are held by the Company’s clearing agency, Pershing, LLC.  The Company incurred interest on margin payable of $517 and $450 for the nine months ended September 30, 2017 and 2016, respectively, and $161 and $171 for the three months ended September 30, 2017 and 2016, respectively.  Interest incurred on margin payable is included as a component of net trading in the consolidate statement of operations.

6. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	September 30, 2017	December 31, 2016
U.S. government agency MBS and CMOs	$955	$9,539
U.S. government agency debt securities	19,311	30,681
RMBS	21	70
U.S. Treasury securities	4,971	-
ABS	1	1
SBA loans	11,404	18,416
Corporate bonds and redeemable preferred stock	30,924	45,271
Foreign government bonds	1,112	339
Municipal bonds	28,299	43,759
Certificates of deposit	1,087	240
Derivatives	2,713	8,763
Equity securities	3,464	99
Investments-trading	$104,262	$157,178

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	September 30, 2017	December 31, 2016
U.S. Treasury securities	$56,166	$56,329
Corporate bonds and redeemable preferred stock	32,410	18,552
Municipal bonds	21	20
Derivatives	1,396	10,282
Trading securities sold, not yet purchased	$89,993	$85,183

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

The Company included the change in unrealized gains (losses) of investments – trading and trading securities sold, not yet purchased in the amount of $1,562 and $1,262 for the nine months ended September 30, 2017 and 2016, respectively, in net trading revenue in the Company’s consolidated statements of operations.

The Company included the change in unrealized gains (losses) of investments – trading and trading securities sold, not yet purchased in the amount of $181 and $1,319 for the three months ended September 30, 2017 and 2016, respectively, in net trading revenue in the Company’s consolidated statements of operations.

Other Investments, at fair value

Other investments, at fair value, consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	September 30, 2017
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
CLOs	$4,636	$4,590	$(46)
CDOs	188	25	(163)
EuroDekania	4,797	828	(3,969)
Residential loans	82	354	272
Foreign currency forward contracts	-	17	17
Other investments, at fair value	$9,703	$5,814	$(3,889)

	December 31, 2016
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
CLOs	$7,312	$6,733	$(579)
CDOs	191	28	(163)
EuroDekania	4,969	1,165	(3,804)
Residential loans	88	360	272
Foreign currency forward contracts	-	17	17
Other investments, at fair value	$12,560	$8,303	$(4,257)

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) of $ (385) and $(287) related to changes in fair value of investments that are included as a component of other investments, at fair value during the nine months ended September 30, 2017 and 2016, respectively.  The Company recognized net gains (losses) of $(107) and $281 related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended September 30, 2017 and 2016,  respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities.  There were no transfers between level 1 and level 2 of the fair value hierarchy during the nine months ended September 30, 2017 and 2016.  Reclassifications between levels of the fair value hierarchy are reported as transfers in or transfers out as of the beginning of the quarter in which reclassifications occur.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
September 30, 2017
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$955	$-	$955	$-
U.S. government agency debt securities	19,311	-	19,311	-
RMBS	21	-	21	-
U.S. Treasury securities	4,971	4,971	-	-
ABS	1	-	1	-
SBA loans	11,404	-	11,404	-
Corporate bonds and redeemable preferred stock	30,924	-	30,924	-
Foreign government bonds	1,112	-	1,112	-
Municipal bonds	28,299	-	28,299	-
Certificates of deposit	1,087	-	1,087	-
Derivatives	2,713	-	2,713	-
Equity securities	3,464	36	3,428	-
Total investments - trading	$104,262	$5,007	$99,255	$-

Other investments, at fair value:
CLOs	$4,590	$-	$-	$4,590
CDOs	25	-	-	25
Residential loans	354	-	354	-
Foreign currency forward contracts	17	17	-	-
	4,986	$17	$354	$4,615
EuroDekania (1)	828
Total other investments, at fair value	$5,814

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$56,166	$56,166	$-	$-
Corporate bonds	32,410	-	32,410	-
Municipal bonds	21	-	21	-
Derivatives	1,396	4	1,392	-
Total trading securities sold, not yet purchased	$89,993	$56,170	$33,823	$-

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

LEVEL 3 ROLLFORWARD
Nine Months Ended September 30, 2017
(Dollars in Thousands)

	December 31, 2016	Net trading	Gains and losses (1)	Transfers into Level 3	Transfers out of level 3	Accretion of income (1)	Purchases	Sales and returns of capital	September 30, 2017	Change in unrealized gains /(losses) (2)
Assets
Other investments, at fair value
CLOs	$6,733	$-	$(88)	$-	$-	$938	$-	$(2,993)	$4,590	$608
CDOs	28	-	-	-	-	-	-	(3)	25	-
Total other investments, fair value	$6,761	$-	$(88)	$-	$-	$938	$-	$(2,996)	$4,615	$608

(1)	Recorded as a component of principal transactions and other income in the consolidated statement of operations.
(2)	Represents the change in unrealized gains and losses for the period included in principal transactions and other income for assets held at the end of the reporting period.

LEVEL 3 ROLLFORWARD
Nine Months Ended September 30, 2016
(Dollars in Thousands)

	December 31, 2015	Net trading	Gains and losses (1)	Transfers into Level 3	Transfers out of level 3	Accretion of income (1)	Purchases	Sales and returns of capital	September 30, 2016	Change in unrealized gains /(losses) (2)
Assets
Other investments, at fair value
CLOs	$11,569	$-	$746	$-	$-	$1,005	$-	$(7,091)	$6,229	$872
CDOs	34	-	(4)	-	-	-	-	(2)	28	(4)
Total other investments, fair value	$11,603	$-	$742	$-	$-	$1,005	$-	$(7,093)	$6,257	$868

(1)	Recorded as a component of principal transactions and other income in the consolidated statement of operations.
(2)	Represents the change in unrealized gains and losses for the period included in principal transactions and other income for assets held at the end of the reporting period.

LEVEL 3 ROLLFORWARD
Three Months Ended September 30, 2017
(Dollars in Thousands)

	June 30, 2017	Net trading	Gains and losses (1)	Transfers into Level 3	Transfers out of level 3	Accretion of income (1)	Purchases	Sales and returns of capital	September 30, 2017	Change in unrealized gains /(losses) (2)
Assets
Other investments, at fair value
CLOs	$4,828	$-	$(103)	$-	$-	$169	$-	$(304)	$4,590	$187
CDOs	27	-	-	-	-	-	-	(2)	25	-
Total other investments, fair value	$4,855	$-	$(103)	$-	$-	$169	$-	$(306)	$4,615	$187

(1)	Recorded as a component of principal transactions and other income in the consolidated statement of operations.
(2)	Represents the change in unrealized gains and losses for the period included in principal transactions and other income for assets held at the end of the reporting period.

LEVEL 3 ROLLFORWARD
Three Months Ended September 30, 2016
(Dollars in Thousands)

	June 30, 2016	Net trading	Gains and losses (1)	Transfers into Level 3	Transfers out of level 3	Accretion of income (1)	Purchases	Sales and returns of capital	September 30, 2016	Change in unrealized gains /(losses) (2)
Assets
Other investments, at fair value
CLOs	$8,028	$-	$392	$-	$-	$250	$-	$(2,441)	$6,229	$580
CDOs	30	-	-	-	-	-	-	(2)	28	-
Total other investments, fair value	$8,058	$-	$392	$-	$-	$250	$-	$(2,443)	$6,257	$580

(1)	Recorded as a component of principal transactions and other income in the consolidated statement of operations.
(2)	Represents the change in unrealized gains and losses for the period included in principal transactions and other income for assets held at the end of the reporting period.

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

During the nine and three months ended September 30, 2017 and 2016, there were no transfers into or out of level 3 of the valuation hierarchy.

 The following tables provide the quantitative information about level 3 fair value measurements as of September 30, 2017 and December 31, 2016.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	September 30, 2017	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$4,590	Discounted Cash Flow Model	Yield	15.6%	12.8% - 23.9%
			Duration (years)	5.7	4.8 - 6.8
			Default rate	2.0%	2.0%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2016	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$6,733	Discounted Cash Flow Model	Yield	16.1%	11.8 - 25.0%
			Duration (years)	5.8	5.3 - 6.6
			Default rate	2.0%	2.0%

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

Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	Fair Value September 30, 2017	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$828	N/A	N/A	N/A
	$828

	Fair Value December 31, 2016	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$1,165	N/A	N/A	N/A
	$1,165

N/ANot applicable.

(a)EuroDekania owns investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks, and bank holding companies based primarily in Western Europe; widely syndicated leveraged loans issued by European corporations; CMBS, including subordinated interests in first mortgage real estate loans; and RMBS and ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros and U.K. Pounds Sterling. The fair value of the investment in this category has been estimated using the NAV per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.

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

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of September 30, 2017 and December 31, 2016, the Company had outstanding foreign currency forward contracts with a notional amount of 1.000 million Euros and 1.625 million Euros, respectively.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest rates and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures.  The Company carries such EuroDollar future contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets.   As of September 30, 2017 and December 31, 2016, the Company had no outstanding EuroDollar future contracts.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At September 30, 2017, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $1,378,275 and open TBA and other forward MBS sale agreements in the notional amount of $1,378,275. At December 31, 2016, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,045,384 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,045,384.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as a derivative as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. At September 30, 2017, the Company had open forward purchase commitments of $4,838 and open forward sale commitments of $0.  At December 31, 2016, the Company had no open forward purchase or sale commitments.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of September 30, 2017 and December 31, 2016.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	September 30, 2017	December 31, 2016
TBAs and other forward agency MBS	Investments-trading	$2,712	$8,763
Other extended settlement trades	Investments-trading	1	-
Foreign currency forward contracts	Other investments, at fair value	17	17
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(1,376)	(10,282)
Other extended settlement trades	Trading securities sold, not yet purchased	(20)	-
		$1,334	$(1,502)

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Foreign currency forward contracts	Revenue-principal transactions and other income	$(132)	$(83)
Other extended settlement trades	Revenue-net trading	(15)	(3)
TBAs and other forward agency MBS	Revenue-net trading	5,516	6,286
		$5,369	$6,200

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Foreign currency forward contracts	Revenue-principal transactions and other income	$(34)	$(30)
Other extended settlement trades	Revenue-net trading	4	(3)
TBAs and other forward agency MBS	Revenue-net trading	1,584	2,075
		$1,554	$2,042

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

At September 30, 2017 and December 31, 2016, the Company held reverse repurchase agreements of $436,541 and $281,821, respectively, and the fair value of securities received as collateral under reverse repurchase agreements was $454,635 and $294,516, respectively.  As of September 30, 2017, the reverse repurchase agreement balance was comprised of receivables collateralized by 13 securities with four counterparties.  As of December 31, 2016, the reverse repurchase balance was comprised of receivables collateralized by eight securities with three counterparties.

At September 30, 2017 and December 31, 2016, the Company had repurchase agreements of $448,133 and $295,445, respectively, and the fair value of securities pledged as collateral under repurchase agreements was $466,958 and $309,256, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

Because of the limited number of counterparties, the Company considers its matched book repo business to be subject to significant concentration risk.  The Company earned net revenue from its matched book repo business during the three months ended September 30, 2017 and 2016 of $1,091 and $962, respectively.  The Company earned net revenue from its matched book repo business during the nine months ended September 30, 2017 and 2016 of $2,633 and $2,213, respectively.  The Company includes the net revenue earned from its matched book repo business in net trading in in its consolidated statement of operations.

The following table is a summary of the remaining contractual maturity of the gross obligations under repurchase agreements accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown.

REPURCHASE AGREEMENTS ACCOUNTED FOR AS SECURED BORROWINGS
(Dollars in Thousands)
September 30, 2017

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS	$-	$436,616	$-	$-	$436,616
SBA Loans	11,517	-	-	-	11,517
	$11,517	$436,616	$-	$-	$448,133

Amount recognized					$448,133

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

10. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets are comprised of the following.

OTHER ASSETS
(Dollars in Thousands)

	September 30, 2017	December 31, 2016
Deferred costs	$-	$600
Prepaid expenses	852	976
Prepaid income taxes	-	99
Security deposits	285	1,799
Miscellaneous other assets	20	138
Cost method investment	25	25
Furniture, equipment, and leasehold improvements, net	384	498
Intangible assets	166	166
Other assets	$1,732	$4,301

Accounts payable and other liabilities are comprised of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	September 30, 2017	December 31, 2016
Accounts payable	$314	$326
Redeemable financial instrument - JKD Capital Partners l LTD	6,941	6,761
Redeemable financial instrument - DGC Family Fintech Trust/CBF	10,000	-
Rent payable	13	54
Accrued interest payable	626	305
Accrued interest on securities sold, not yet purchased	688	512
Payroll taxes payable	584	576
Other general accrued expenses	1,514	1,084
Accounts payable and other liabilities	$20,680	$9,618

Redeemable Financial Instrument – JKD Capital Partners I LTD

Redeemable financial instrument – JKD Capital Partners I LTD represents an investment in the Operating LLC made by JKD Capital Partners I LTD (“JKD”).  JKD is owned by Jack DiMaio, the chairman of the Company’s board of directors and his spouse.  During the nine months ended September 30, 2017, the JKD made an additional investment of $1,000. Pursuant to the investment agreement, the Company recorded net interest expense of $465 for the nine months ending September 30, 2017 and $210 for the three months ended September 30, 2017.   See note 19.  For a more detailed description of the terms and conditions of the redeemable financial instrument see note 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Redeemable Financial Instrument – DGC Family Fintech Trust/CBF

On September 29, 2017, the Operating LLC, entered into two investment agreements (the “Investment Agreements’) with each of CBF and the DGC Family Fintech Trust (together, the “Investors”) respectively and Cohen & Company, LLC. Daniel G. Cohen, the Vice Chairman of the Company’s board of directors and the Operating Company’s board of managers and the Company’s largest stockholder, is the sole member of CBF.  Mr. Cohen is neither a trustee nor a named beneficiary of the DGC Family Fintech Trust and does not have any voting or dispositive control of securities held by the trust.

Pursuant to the Investment Agreements, the Investors agreed to invest an aggregate of $10,000 (the “Investment Amount”) into Cohen & Company LLC (the “Investment”), all of which was paid on September 29, 2017.  In exchange for the Investment, Cohen & Company, LLC agreed to pay to the Investors, in arrears following each calendar month during the term of the Investment

Agreements, an amount equal to the aggregate Investment Return for such calendar month (each such monthly payment, an “Investment Return Payment’), as calculated in accordance with the terms of the Investment Agreements.  Under the Investment Agreements, the term “Investment Return” is defined as an annual return, in the aggregate, equal to:

1.              for any 365-day period beginning on September 29, 2017 or any anniversary of September 29, 2017 (each an “Annual Period”) and ending on or before the third anniversary of September 29, 2017, 3.2% of the Investment Amount, plus (x) 15% of the revenue of the matched book repurchase transactions business (the “Revenue of the Business”) of JVB, for any Annual Period in which the Revenue of the Business is greater than zero but less than or equal to $5,333, (y) $800 for any Annual Period in which the Revenue of the Business is greater than $5,333 but less than or equal to $8,000, or (z) 10% of the Revenue of the Business for any Annual Period in which the Revenue of the Business is greater than $8,000; or

2.              for any Annual Period following the third anniversary of September 29, 2017, (x) for any Annual Period in which the Revenue of the Business is greater than zero, the greater of 20% of the Investment Amount or 20% of the Revenue of the Business, or (y) for any Annual Period in which the Revenue of the Business is zero or less than zero,  3.2% of the Investment Amount.

The term of the Investment Agreements commenced on September 29, 2017 and will continue until a Redemption (as defined below) occurs, unless the Investment Agreements are earlier terminated.

Prior to the third anniversary of the Effective Date, the Operating Company may terminate the Investment Agreements upon 90 days’ prior written notice to the Investors.   At any time following the third anniversary of the Effective Date,  the Investors or the Operating Company may, upon 60 days’ notice to the other party, cause the Operating Company to pay to the Investors an amount equal the “Investment Balance”(as defined in the Investment Agreement) plus an amount equal to any accrued but unpaid Investment Return.

Upon  termination of the Investment Agreements, the Operating Company will, within 30 days following such termination pay to Investors an amount in cash equal to the greater of the sum of: (a) the Investment Amount plus (b) all accrued and unpaid Investment Return monthly payments as of the date of termination plus (c) an amount equal to an annualized 15% return on the Investment Amount from the effective date through the date of termination, minus (d) the aggregate amount of all Investment Return payments previously paid by the Operating Company to the Investors, and (a) the Investment Amount plus (b) all accrued and unpaid Investment Return monthly payments as of the date of termination.  See note 19.

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

The Company’s Principal Investing Portfolio

For each investment made within the principal investing portfolio, the Company assesses whether the investee is a VIE and if the Company is the primary beneficiary.  As of September 30, 2017, the Company had variable interests in various securitization VIEs, but determined that it was not the primary beneficiary, and, therefore, was not consolidating the securitization VIEs.  The maximum potential financial statement loss the Company would incur if the securitization vehicles were to default on all of their obligations would be the loss of value of the interests in securitizations that the Company holds in its inventory at the time.  The Company did not provide financial support to these VIEs during the nine months ended September 30, 2017 and 2016 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2017 and December 31, 2016.

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

The table below presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 12) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold but not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at September 30, 2017 and December 31, 2016.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	September 30, 2017	December 31, 2016
Other Investments, at fair value	$4,615	$6,761
Maximum Exposure	$4,615	$6,761

12. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		September 30, 2017	December 31, 2016	Interest Rate Terms	Interest (4)	Maturity
Convertible senior notes:
8.00% convertible senior notes (the "2017 Convertible Note")	$15,000		$15,000	$-	Fixed	8.00%	March 2022 (1)
8.00% convertible senior notes (the "2013 Convertible Notes")	8,248		8,248	8,248	Fixed	8.00%	September 2018 (2)
Less unamortized debt issuance costs			(1,440)	(274)
	23,248		21,808	7,974
Junior subordinated notes:
Alesco Capital Trust I	28,125	(3)	12,904	12,577	Variable	5.31%	July 2037
Sunset Financial Statutory Trust I	20,000	(3)	9,205	8,972	Variable	5.49%	March 2035
	48,125		22,109	21,549
Total	$71,373		$43,917	$29,523

(1)The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount of the 2017 Convertible Note at any time prior to maturity into units of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Company on a ten-for-one basis.    Therefore, the 2017 Convertible Note can be converted into Operating LLC units and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.  See discussion below and note 18 to our Annual Report on Form 10-K for the year ended December 31, 2016.

(2)The holders of the 2013 Convertible Notes may convert all or any part of the outstanding principal amount of the 2013 Convertible Notes at any time prior to maturity into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) at a conversion price of $30.00 per share, subject to customary anti-dilution adjustments.

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

Pursuant to the Purchase Agreement, the Company agreed to execute an amendment (the “LLC Agreement Amendment”) to the Amended and Restated Limited Liability Company Agreement of the Operating LLC dated as of December 16, 2009, by and among the Operating LLC and its members, as amended (the “LLC Agreement”) at such time in the future as all of the other members execute the LLC Agreement Amendment.  The LLC Agreement Amendment provides, among other things, that the Board of Managers will initially consist of Daniel G. Cohen, as chairman of the Operating LLC’s board of managers, Lester R. Brafman (the Company’s current chief executive officer), and Joseph W. Pooler, Jr. (the Company’s current executive vice president, chief financial officer, and treasurer).  The LLC Agreement Amendment also provides that Mr. Cohen will not be able to be removed from the Operating LLC’s board of managers or as chairman of the Operating LLC’s board of managers other than for cause or under certain limited circumstances.  The LLC Agreement Amendment was not executed as of September 30, 2017.

The outstanding principal amount under the 2017 Convertible Note is due and payable on the fifth anniversary of the Closing Date, provided that the Operating LLC may, in its sole discretion, extend the maturity date for an additional one-year period, in each case unless the 2017 Convertible Note is earlier converted (in the manner described below). The 2017 Convertible Note accrues interest at a rate of 8% per year, payable quarterly. Provided that no event of default has occurred under the 2017 Convertible Note, if dividends of less than $0.20 per share are paid on the Common Stock in any fiscal quarter prior to an interest payment date, then the Operating LLC may pay one-half of the interest payable on such date in cash, and the remaining one-half of the interest otherwise payable will be added to the principal amount of the 2017 Convertible Note then outstanding. The 2017 Convertible Note contains customary “Events of Default.” Upon the occurrence or existence of any Event of Default under the 2017 Convertible Note, the outstanding principal amount is immediately accelerated in certain limited instances and may be accelerated in all other instances upon notice by the holder of the 2017 Convertible Note to the Operating LLC.  Further, upon the occurrence of any Event of Default under the 2017 Convertible Note and for so long as such Event of Default continues, all principal, interest, and other amounts payable under the 2017 Convertible Note will bear interest at a rate equal to 9% per year. The 2017 Convertible Note may not be prepaid in whole or in part prior to the maturity date without the prior written consent of the holder thereof (which may be granted or withheld in its sole discretion).   The 2017 Convertible Note is secured by the equity interests held by the Operating LLC in all of its subsidiaries.

At any time following the Closing Date, all or any portion of the outstanding principal amount of the 2017 Convertible Note may be converted by the holder thereof into units of membership interests of the Operating LLC (“LLC Units”) at a conversion rate equal to $1.45 per unit, subject to customary anti-dilution adjustments.  Units of the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Company on a ten-for-one basis.    Therefore, the 2017 Convertible Note can be converted into Operating LLC units and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.  Under the Purchase Agreement, the Company submitted a proposal to the Company’s stockholders at its 2017 annual meeting of stockholders to approve the Company’s issuance, if any, of Common Stock upon any redemption of the LLC Units and the Company’s board of directors agreed to recommend that the Company’s stockholders vote to approve such proposal.  The proposal was approved at the Company’s 2017 annual meeting.

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

13. EQUITY

Stockholders’ Equity

On September 1, 2017, the Company effected a 1-for-10 reverse stock split and increased the par value of the Company’s common stock from $0.001 per share to $0.01 per share. All share and per share amounts, and exercise and conversion prices for all periods presented herein reflect the reverse split as if it had occurred at the beginning of the first period presented.   No fractional shares were issued in connection with the reverse stock split.  Instead, a stockholder who otherwise would have been entitled to receive fractional shares of common stock as a result of the reverse stock split became entitled to receive from the Company cash in lieu of such fractional shares.  The total cash payment for shares was $4.  Immediately after the reverse stock split there were 1,262,584 of common shares outstanding, which included 81,098 of unvested and restricted stock.

Common Equity: The following table reflects the activity for the nine months ended September 30, 2017 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2016	1,134,957
Vesting of shares	61,616
Shares withheld for employee taxes	(7,699)
Retirement of Common Stock	(8,878)
September 30, 2017	1,179,996

Series E Voting Non-Convertible Preferred Stock:  Each share of the Company’s Series E Voting Non-Convertible Preferred  Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof, to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every 10 shares of Series E Preferred Stock, the holders thereof are entitled to one vote on any such matter.  Mr. Cohen, the Company’s vice chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock outstanding as of September 30, 2017.  The Preferred Stock held by Mr. Cohen give him the same voting rights he would have if all of the Operating LLC membership units held by him were exchanged for Common Stock.  For a more detailed description of these shares see note 18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Acquisition and Surrender of Additional Units of the Operating LLC, net: Effective January 1, 2011, Cohen and Company Inc. and the Operating LLC entered into a Unit Issuance and Surrender Agreement (the “UIS Agreement”), which was approved by Cohen & Company Inc.’s board of directors and the board of managers of the Operating LLC. In an effort to maintain a 1:10 ratio of Common Stock to the number of membership units Cohen & Company, Inc. holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to Cohen & Company Inc. when Cohen & Company Inc. issues its Common Stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for Cohen & Company Inc. to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased.

During the nine months ended September 30, 2017,  Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the amount of units received (net of surrenders) by Cohen & Company Inc.

Operating LLC
Membership Units
Units related to UIS Agreement	398,741
Units surrendered from retirement of Common Stock	(88,829)
Total	309,912

The Company recognized a net increase in additional paid in capital of $153 and a net decrease in accumulated other comprehensive income of $14 with an offsetting decrease in non-controlling interest of $139 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the nine months ended September 30, 2017 and 2016.

	September 30, 2017	September 30, 2016
Net income / (loss) attributable to Cohen & Company Inc.	$551	$2,070
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc. paid in capital for the acquisition / (surrender) of additional units in
consolidated subsidiary, net	153	(552)
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$704	$1,518

Repurchases of Common Stock

On March 17, 2017 and 2016, the Company entered into letter agreements (together, the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (“Agent”).  The 2016 letter agreement was in effect from March 17, 2016 until December 15, 2016.  The 2017 letter agreement is in effect from March 17, 2017 until March 17, 2018.  The 2016 letter called for the Agent to use its commercially reasonable efforts to purchase, on the Company’s behalf, up to an aggregate maximum of $1,000 of Common Stock on any day that the NYSE American Stock Exchange is open for business.  The 2017 letter agreement calls for the Agent to purchase up to an aggregate maximum of $2,000 of the shares of Common Stock.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.

Pursuant to the 10b5-1 Plan, the Company repurchased 5,720 shares in the open market for a total purchase price of $66 during the nine months ended September 30, 2017 and 5,440 for a total purchase price of $63 for three months ended September 30, 2017.  Pursuant to the 10b5-1 Plan and prior to the plan being in effect, the Company repurchased 21,448 shares in the open market for a total purchase price of $201 during the nine months ended September 30, 2016 and 8,040 shares for a total purchase price of $79, during the three months ended September 30, 2016.

In addition, on May 25, 2017, the Company purchased 2,774 shares in a privately negotiated transaction from an employee of the Company for an aggregate purchase price of $33 or $12 per share.

In addition, on March 21, 2016, the Company (i) repurchased 65,000 shares of Common Stock, from an unrelated third-party in a privately negotiated transaction for an aggregate purchase price of $813, which represents a per share price of $12.50, and (ii) repurchased an aggregate of 104,400 shares of Common Stock from an investment manager representing certain stockholders that are unrelated to the Company in a separate privately negotiated transaction for an aggregate purchase price of $1,305, which represents a per share price of $12.50.

All of the repurchases noted above were completed using cash on hand.

14. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.

As of September 30, 2017, JVB’s adjusted net capital was $61,730, which exceeded the minimum requirements by $61,480.

CCFL, a subsidiary of the Company regulated by the United Kingdom FCA, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of September 30, 2017, the total minimum required net liquid capital was $1,138, and net liquid capital in CCFL was $1,991, which exceeded the minimum requirements by $853 and was in compliance with the net liquid capital provisions.

15. EARNINGS / (Loss) PER COMMON SHARE

.

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income / (loss) attributable to Cohen & Company	$(547)	$1,041	$551	$2,070
Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership units exchangeable into Cohen & Company shares (1)	(211)	489	274	925
Add / (deduct): Adjustment (2)	(30)	(23)	(29)	(33)
Net income / (loss) on a fully converted basis	$(788)	$1,507	$796	$2,962

Weighted average common shares outstanding - Basic	1,212,826	1,180,742	1,209,585	1,232,824
Unrestricted Operating LLC membership units exchangeable into Cohen & Company shares (1)	532,409	532,409	532,409	532,409
Restricted units or shares	-	13,049	13,938	9,124
Weighted average common shares outstanding - Diluted (3)	1,745,235	1,726,200	1,755,932	1,774,357

Net income / (loss) per common share - Basic	$(0.45)	$0.88	$0.46	$1.68

Net income / (loss) per common share - Diluted	$(0.45)	$0.87	$0.45	$1.67

(1)The Operating LLC membership units not held by Cohen & Company Inc. (that is, those held by the non-controlling interest for the nine months ended September 30, 2017 and 2016) may be redeemed and exchanged into shares of the Company on a ten-for-one basis. The Operating LLC membership units not held by Cohen & Company Inc. are redeemable, at any time, for (i) cash in an amount equal to one tenth of the average of the per share closing prices of Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the member’s redemption notice, or (ii) at the Company’s option, one tenth of a share of Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of Common Stock as a dividend or other distribution on the outstanding Common Stock, or a further subdivision or combination of the outstanding shares of Common Stock. These membership units enter into the computation of diluted net income / (loss) per common share when the effect is not anti-dilutive using the if-converted method.

 (2)An adjustment is included for income tax expense.  If the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable.

(3)     For the three months ended September 30, 2017, weighted average common shares outstanding excludes (i) 14,059 shares representing restricted Operating LLC membership units, restricted Common Stock, and restricted units of Common Stock that would be anti-dilutive because of the Company’s net loss, (ii) 274,917 shares from the assumed conversion of the 2013 Notes,  and (iii) 1,034,483 shares from the assumed conversion of the 2017 Note because of the Company’s net loss and the inclusion of the converted shares would be  anti-dilutive.

For the nine months ended September 30, 2017, weighted average common shares outstanding excludes (i) 274,917 from the assumed conversion of the 2013 Notes and (ii) 773,947 shares from the assumed conversion of the 2017 Note because the inclusion of the converted shares would be anti-dilutive.

For the three and nine months ended September 30, 2016, the weighted average common shares outstanding excluded 274,917 shares from the assumed conversion of the 2013 Notes because the inclusion of these shares would be antidilutive.

16. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

In October 2013, the Company received a Pennsylvania corporate net income tax assessment from the Pennsylvania Department of Revenue in the amount of $4,683 (including penalties) plus interest related to a subsidiary of AFN for the 2009 tax year.  The assessment denied this subsidiary’s Keystone Opportunity Zone (“KOZ”) credit for that year.  The Company filed an administrative appeal of this assessment with the Pennsylvania Department of Revenue Board of Appeals, which was denied in June 2014.  The Company filed an appeal with the Pennsylvania Board of Finance and Revenue, which was also denied in May 2015.  The Company has filed an appeal with the Pennsylvania Commonwealth Court.  At a status conference held on October 3, 2017, the Commonwealth requested a 120 day extension of the deadline to file certain documents and/or set a date for trial.  The Company consented to this request and the Court granted the extension.

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

SEGMENT INFORMATION
Statement of Operations Information
Nine Months Ended September 30, 2017

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$20,158	$-	$-	$20,158	$-	$20,158
Asset management	-	6,202	-	6,202	-	6,202
New issue and advisory	3,992	-	-	3,992	-	3,992
Principal transactions and other income	4	4,995	516	5,515	-	5,515
Total revenues	24,154	11,197	516	35,867	-	35,867
Total operating expenses	20,576	3,521	286	24,383	6,181	30,564
Operating income (loss)	3,578	7,676	230	11,484	(6,181)	5,303
Interest expense	-	-	-	-	(4,330)	(4,330)
Income (loss) before income taxes	3,578	7,676	230	11,484	(10,511)	973
Income tax expense (benefit)	-	-	-	-	148	148
Net income (loss)	3,578	7,676	230	11,484	(10,659)	825
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	274	274
Net income (loss) attributable to Cohen & Company Inc.	$3,578	$7,676	$230	$11,484	$(10,933)	$551

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$51	$3	$-	$54	$133	$187

SEGMENT INFORMATION
Statement of Operations Information
Nine Months Ended September 30, 2016

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$31,973	$-	$-	$31,973	$-	$31,973
Asset management	-	5,662	-	5,662	-	5,662
New issue and advisory	2,176	-	-	2,176	-	2,176
Principal transactions and other income	140	1,541	698	2,379	-	2,379
Total revenues	34,289	7,203	698	42,190	-	42,190
Total operating expenses	26,662	2,394	369	29,425	6,640	36,065
Operating income (loss)	7,627	4,809	329	12,765	(6,640)	6,125
Interest expense	-	-	-	-	(2,973)	(2,973)
Income (loss) before income taxes	7,627	4,809	329	12,765	(9,613)	3,152
Income tax expense (benefit)	-	-	-	-	157	157
Net income (loss)	7,627	4,809	329	12,765	(9,770)	2,995
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	925	925
Net income (loss) attributable to Cohen & Company Inc.	$7,627	$4,809	$329	$12,765	$(10,695)	$2,070

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$90	$2	$-	$92	$128	$220

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended September 30, 2017

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$5,988	$-	$-	$5,988	$-	$5,988
Asset management	-	1,779	-	1,779	-	1,779
New issue and advisory	2,012	-	-	2,012	-	2,012
Principal transactions and other income	(2)	230	(6)	222	-	222
Total revenues	7,998	2,009	(6)	10,001	-	10,001
Total operating expenses	6,053	1,042	95	7,190	1,822	9,012
Operating income (loss)	1,945	967	(101)	2,811	(1,822)	989
Interest expense	-	-	-	-	(1,606)	(1,606)
Income (loss) before income taxes	1,945	967	(101)	2,811	(3,428)	(617)
Income tax expense (benefit)	-	-	-	-	141	141
Net income (loss)	1,945	967	(101)	2,811	(3,569)	(758)
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(211)	(211)
Net income (loss) attributable to Cohen & Company Inc.	$1,945	$967	$(101)	$2,811	$(3,358)	$(547)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$16	$1	$-	$17	$43	$60

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended September 30, 2016

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$10,486	$-	$-	$10,486	$-	$10,486
Asset management	-	1,781	-	1,781	-	1,781
New issue and advisory	811	-	-	811	-	811
Principal transactions and other income	30	441	541	1,012	-	1,012
Total revenues	11,327	2,222	541	14,090	-	14,090
Total operating expenses	8,556	779	117	9,452	1,987	11,439
Operating income (loss)	2,771	1,443	424	4,638	(1,987)	2,651
Interest expense	-	-	-	-	(991)	(991)
Income (loss) before income taxes	2,771	1,443	424	4,638	(2,978)	1,660
Income tax expense (benefit)	-	-	-	-	130	130
Net income (loss)	2,771	1,443	424	4,638	(3,108)	1,530
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	489	489
Net income (loss) attributable to Cohen & Company, Inc.	$2,771	$1,443	$424	$4,638	$(3,597)	$1,041

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$20	$1	$-	$21	$45	$66

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

BALANCE SHEET DATA
As of September 30, 2017
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$665,216	$2,682	$5,814	$673,712	$16,543	$690,255

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
December 31, 2016
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$542,364	$4,973	$8,441	$555,778	$5,493	$561,271

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

(1)Unallocated assets primarily include: (1) amounts due from related parties other than receivables from employees which are allocated; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of business segment assets.  Such amounts are excluded in business segment reporting to the chief operating decision maker.

(2)Goodwill and intangible assets as of September 30, 2017 and December 2016 are allocated to the Capital Markets and Asset Management business segments as indicated in the table above.

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States and (2) United Kingdom and other.  Total revenues by geographic area are summarized as follows.

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total Revenues:
United States	$7,604	$12,758	$29,499	$38,309
United Kingdom & Other	2,397	1,332	6,368	3,881
Total	$10,001	$14,090	$35,867	$42,190

Long-lived assets attributable to an individual country, other than the United States, are not material.

18. SUPPLEMENTAL CASH FLOW DISCLOSURE

Cash paid for interest by the Company on its debt and redeemable financial instrument was $3,919 and $2,079 for the nine months ended September 30, 2017 and 2016, respectively.

The Company paid income taxes of $47 and $276 for the nine months ended September 30, 2017 and 2016, respectively. The Company received income tax refunds of $83 and $16 for the nine months ended September 30, 2017 and 2016

For the nine months ended September 30, 2017, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered units of the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $153, a net decrease of $14 in accumulated other comprehensive income, and a decrease of $139 in non-controlling interest.  See note 13.

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

19. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the nine months ended September 30, 2017 and 2016. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. The Bancorp, Inc. (“TBBK”)

TBBK is identified as a related party because Mr. Cohen is TBBK’s chairman.

TBBK maintained deposits for the Company in the amount of $115 and $43 as of September 30, 2017 and December 31, 2016, respectively. These amounts are not disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of September 30, 2017 and December 31, 2016, the Company had repurchase agreements with TBBK as the counterparty of $65,131 and $39,221, respectively. As of September 30, 2017 and December 31, 2016, the fair value of the collateral provided to TBBK by the Company relating to these repurchase agreements was $67,888 and $41,177, respectively.  These amounts are included as a component of securities sold under agreement to repurchase in the Company’s consolidated balance sheets.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amounts of $930 and $370 for the nine and three months ended September 30, 2017, respectively, and $301 and $146 for the nine and three months ended September 30, 2016, respectively, which were included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

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

On September 29, 2017, CBF also invested $8,000 of the $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Family Fintech Trust / CBF.  See note 10.  No interest was incurred on this instrument for the three or nine months ended September 30, 2017.    The balance of the redeemable financial instrument is included as a component of accounts payable and other liabilities in the Company’s consolidated balance sheet.  See note 10.

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

D. JKD Capital Partners I LTD

JKD Capital Partners I LTD (“JKD”) is an entity owned by Jack J. DiMaio, the chairman of the Company’s board of directors, and his spouse.  On October 3, 2016, the Operating LLC and JKD entered into an investment agreement.  Pursuant to such investment agreement, JKD agreed to invest up to $12,000 into the Operating LLC, $6,000 of which was invested in October 2016.  An additional $1,000 was invested by JKD in the Operating LLC in January 2017.   For a more detailed description of the terms and conditions of the redeemable financial instrument see note 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

 The interest expense incurred on this transaction is disclosed in the table at the end of this section.  The balance of the redeemable financial instrument is included as a component of accounts payable and other liabilities in the Company’s consolidated balance sheet.  See note 10.

E. CDO Sub-Advisory Agreement with Mead Park Advisors, LLC

In July 2014, Cohen & Company Inc.’s subsidiaries, Cohen & Company Financial Management LLC (“CCFM”) and Dekania Capital Management, LLC (“DCM”), entered into a CDO sub-advisory agreement with Mead Park Advisors, LLC (“Mead Park Advisors”) whereby Mead Park Advisors rendered investment advice and provided assistance to CCFM and DCM with respect to their management of certain CDOs.  The Company incurred consulting fee expense related to this sub-advisory agreement, which is disclosed as part of professional fee and other operating in the tables at the end of this section. Mead Park Advisors is a related party of the Company because Mr. DiMaio maintains an ownership interest in it.  The CDO sub-advisory agreement was terminated by the Company on March 30, 2017.

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

In March 2017, the DGC Family Fintech Trust purchased the 2017 Convertible Note (See notes 4 and 12).  The Company incurred interest expense on the 2017 Convertible Note, which is disclosed as part of interest expense incurred in the table at the end of this section.

On September 29, 2017, the DGC Family Fintech Trust also invested $2,000 of the $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Family Fintech Trust / CBF.  See note 10.  No interest was incurred on this instrument for the three or nine months ended September 30, 2017.  The balance of the redeemable financial instrument is included as a component of accounts payable and other liabilities in the Company’s consolidated balance sheet.  See note 10.

G. Fin Tech Acquisition Corp. II

In July 2017, the Operating LLC entered into an agreement with Fin Tech Acquisition Corp. II.  Fin Tech Acquisition Corp. II is a related party because Daniel G. Cohen, the Company’s vice chairman, is the Chief Executive Officer of Fin Tech Acquisition Corp. II, Betsy Cohen, Mr. Cohen’s mother, is the chairman of the board of directors of Fin Tech Acquisition Corp. II, and James J. McEntee, a member of the Company’s board of directors is the president and chief financial officer of Fin Tech Acquisition Corp. II.  The agreement provides that Cohen & Company Inc. will provide accounting and support services to Fin Tech Acquisition Corp. II for a period not longer than 24 months.  The revenue recorded for this arrangement is included as a component of other revenue and included in the table below.

The following tables display the routine transactions recognized in the statements of operations from the identified related parties that are described above.

RELATED PARTY TRANSACTIONS
Nine Months Ended September 30, 2017
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Other revenue	Professional fee and other operating	Interest expense incurred
Bancorp (TBBK)	$-	$13	$-	$-	$-	$-
EBC	-	-	-	-	-	176
Edward E. Cohen IRA	-	-	-	-	-	322
JDK Capital Partners 1, Ltd	-	-	-	-	-	465
DGC Fintech Family Trust	-	-	-	-	-	794
Fintech Acquisition Corp II	-	-	-	1	-	-
Mead Park Advisors, LLC	-	-	-	-	50	-
	$-	$13	$-	$1	$50	$1,757

RELATED PARTY TRANSACTIONS
Nine Months Ended September 30, 2016
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Other revenue	Professional fee and other operating	Interest expense incurred
EBC	$-	$-	$-	$-	$-	$173
Edward E. Cohen IRA	-	-	-	-	-	317
Mead Park Advisors, LLC	-	-	-	-	150	-
	$-	$-	$-	$-	$150	$490

RELATED PARTY TRANSACTIONS
Three Months Ended September 30, 2017
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Other revenue	Professional fee and other operating	Interest expense(income) incurred
TBBK	$-	$-	$-	$-	$-	$-
EBC	-	-	-	-	-	59
Edward E. Cohen IRA	-	-	-	-	-	109
JDK Capital Partners 1, Ltd	-	-	-	-	-	210
DGC Fintech Family Trust	-	-	-	-	-	359
Fintech Acquisition Corp II	-	-	-	1	-	-
	$-	$-	$-	$1	$-	$737

RELATED PARTY TRANSACTIONS
Three Months Ended September 30, 2016
(Dollars in Thousands)

	Management fee revenue	Net trading	Principal transactions	Other revenue	Professional fee and other operating	Interest expense incurred
EBC	$-	$-	$-	$-	$-	$58
Edward E. Cohen IRA	-	-	-	-	-	107
Mead Park Advisors, LLC	-	-	-	-	50	-
	$-	$-	$-	$-	$50	$165

The following related party transactions are non-routine and are not included in the tables above.

H.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen, its vice chairman, and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company had a sublease agreement for certain office space with Jack DiMaio, the Company’s chairman of the board.  The Company received payments under this agreement.  The payments were recorded as a reduction in the related rent and utility expenses.  The Company recorded a reduction in the rent and utility expenses in the amount of $11 and $0 for the nine and three months ended September 30, 2017, respectively, and $16 and $6 for the nine and three months ended September 30, 2016, respectively.  This sublease agreement terminated May 31, 2017.

Subsequent to the termination of the sublease agreement, the Company agreed to lease office space from the Corporate High Yield Investment Group of Zucker Moore, LLC.  The Company recorded $41 of rent expense for the nine months ended September 30, 2017 and $31 for the three months ended September 30, 2017.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $177 and $41 for the nine and three months ended September 30, 2017, respectively, and $188 and $40 for the nine and three months ended September 30, 2016, respectively.

20. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 19 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	September 30, 2017	December 31, 2016
Employees & other	$547	$57
Due from Related Parties	$547	$57

Mead Park	$-	$50
Due to Related Parties	$-	$50

 ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Cohen & Company, Inc. and its majority owned subsidiaries (collectively, “we,” “us,” “our,” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Name Change; Common Stock Reverse Stock Split

On September 1, 2017, the Company filed two Articles of Amendment to its charter with the State Department of Assessments and Taxation of Maryland, pursuant to which the Company, (i) changed its name to “Cohen & Company Inc.”; (ii) effected a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share; and (iii) increased the par value of the Company’s common stock from $0.001 per share to $0.01 per share.  All share and per share amounts, and exercise and conversion prices for all periods presented herein reflect the reverse split as if it had occurred at the beginning of the first period presented.

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

•

Asset Management: Our Asset Management business segment manages assets within CDOs, permanent capital vehicles, managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of September 30, 2017, we had approximately $3.55 billion in assets under management (“AUM”) of which 90.5% was in CDOs. Almost all of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, auction call redemptions, and defaults.  We do not expect to complete any securitizations in the future so we expect our asset management revenue from CDOs to continue to decline.

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

In addition, as a smaller firm, we are exposed to intense competition.  Although we provide financing to our customers, larger firms have a much greater capability to provide their clients with financing, giving them a competitive advantage.  We are much more reliant upon our employees’ relationships, networks, and abilities to identify and take advantage of market opportunities.  Therefore, our business may be significantly impacted by the addition or loss of key personnel.

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

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of September 30, 2017,  90.5% of our existing AUM were in CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not recovered since that time. Consequently, we have been unable to complete a new securitization since 2008.

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

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the underlying operating results of these investments. As of September 30, 2017, we had $5,814 of other investments, at fair value representing our principal investment portfolio. Our results of operations and financial condition will be significantly impacted by the financial results of these investments.

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

Our response to this margin compression has included: (i) building a diversified fixed income trading platform; (ii) building or acquiring new product lines such as described in recent events below; (iii) building a hedging execution and funding operation to service mortgage originators; and (iv) monitoring our fixed costs. Our cost management initiatives are ongoing. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a decline in profitability.

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

Recent Events

Expansion of Matched Book Repo Business

As previously disclosed, we are currently seeking to expand our matched book repo business.  On October 18, 2017, we were informed that we have been approved as a full netting member of the Fixed Income Clearing Corporation (“FICC”).  As a member of the FICC, we will have access to the FICC’s General Collateral Funding (“GCF”) repo service that provides netting and settlement services for repurchase transactions where the underlying security is general collateral (primarily US Treasuries and US Agency securities).   The FICC’s GCF repo service will provide us with many benefits including: more flexible and lower cost of financing, increased liquidity, increased efficiency in trade execution, and guaranteed settlement.

We expect to begin entering into transactions with the FICC in the fourth quarter of 2017.  We have agreed to establish and maintain a committed line of credit in a minimum amount of $25,000 within six months of the activation of our account.  The FICC reserves the right to terminate our membership if we fail to be in compliance with this condition.  Without access to the FICC’s GCF repo service, any expansion of our Matched Book Repo business will be limited.

Investment Agreements

On September 29, 2017, we entered into two investment agreements (“Investment Agreements”) by and between Cohen Bros. Financial LLC and the DGC Family Fintech Trust (together, the “Investors”), respectively, and the Operating LLC.  Daniel G. Cohen, the Vice Chairman of our board of directors and the Operating LLC’s board of managers and our largest stockholder, is the sole member of Cohen Bros. Financial LLC.  Mr. Cohen is neither a trustee nor a named beneficiary of the DGC Family Fintech Trust and does not have any voting or dispositive control of securities held by the trust.

Pursuant to the Investment Agreements, the Investors agreed to invest an aggregate of $10,000 (the “Investment Amount”) into the Operating LLC (the “Investment”), all of which was paid by Investors to us on September 29, 2017.  In exchange for the Investment, we agreed to pay to the Investors, in arrears following each calendar month during the term of the Investment Agreements, an amount equal to the aggregate Investment Return for such calendar month (each such monthly payment, an “Investment Return Payment”), as calculated in accordance with the terms of the Investment Agreements.  Under the Investment Agreements, the term “Investment Return” is defined as an annual return, in the aggregate, equal to:

1.              for any 365-day period beginning on September 29, 2017 or any anniversary of September 29, 2017 (each an “Annual Period”) and ending on or before the third anniversary of September 29, 2017, 3.2% of the Investment Amount, plus (x) 15% of the revenue of the matched book repurchase transactions business (the “Revenue of the Business”) of JVB, for any Annual Period in which the Revenue of the Business is greater than zero but less than or equal to $5,333, (y) $800 for any Annual Period in which the Revenue of the Business is greater than $5,333 but less than or equal to $8,000, or (z) 10% of the Revenue of the Business for any Annual Period in which the Revenue of the Business is greater than $8,000; or

2.              for any Annual Period following the third anniversary of September 29, 2017, (x) for any Annual Period in which the Revenue of the Business is greater than zero, the greater of 20% of the Investment Amount or 20% of the Revenue of the Business, or (y) for any Annual Period in which the Revenue of the Business is zero or less than zero, 3.2% of the Investment Amount.

The term of the Investment Agreements commenced on September 29, 2017 and will continue until a Redemption (as defined in the Investment Agreements) occurs, unless the Investment Agreements are earlier terminated.  For additional information, see note 10 and 19 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Reverse Stock Split and Name Change

On September 1, 2017, we changed our name from Institutional Financial Markets, Inc. to Cohen & Company, Inc.  Also, we effected a 1-for-10 reverse stock split.  Our ticker symbol on the NYSE American Stock Exchange changed from “IFMI” to “COHN.”  See notes 1 and 13 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Issuance of $15,000 of Convertible Note and Termination of Sale of European Operations

On March 10, 2017, the Operating LLC issued a convertible note (the “2017 Convertible Note”) in the aggregate principal amount of $15,000 to DGC Family Fintech Trust, a trust established by Daniel G. Cohen, the president and chief executive of our European operations and vice chairman of our board of directors.  The 2017 Convertible Note was issued in exchange for $15,000 in cash.  The 2017 Convertible Note has a 5-year maturity and calls for quarterly interest only payments.  Interest accrues at 8% per annum.  The 2017 Convertible Note is convertible at the option of the holder thereof, in whole or in part at any time prior to maturity, into units of membership interests of the Operating LLC at a conversion price of $1.45 per unit.  Units of the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Company on a ten-for-one basis.    Therefore, the 2017 Convertible Note can be converted into Operating LLC units and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.

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

In connection with the most recent extension of the European Sale Agreement’s termination date, the parties to the transaction agreed that upon a termination of the European Sale Agreement by either party, Mr. Cohen’s employment agreement would be amended to reduce the payment we were required to pay to Mr. Cohen in the event his employment was terminated without “cause” or for “good reason” (as such terms are defined in Mr. Cohen’s employment agreement) from $3,000 to $1,000.  In addition, the parties agreed that upon a termination of the European Sale Agreement by either party, Mr. Cohen would be required to pay to us $600 representing a portion of the transaction costs incurred by the Company (the “Termination Fee”).

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

 Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2017 and 2016.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,		Favorable / (Unfavorable)
	2017	2016	$ Change	% Change
Revenues
Net trading	$20,158	$31,973	$(11,815)	(37)%
Asset management	6,202	5,662	540	10%
New issue and advisory	3,992	2,176	1,816	83%
Principal transactions and other income	5,515	2,379	3,136	132%
Total revenues	35,867	42,190	(6,323)	(15)%

Operating expenses
Compensation and benefits	17,493	24,392	6,899	28%
Business development, occupancy, equipment	2,021	2,033	12	1%
Subscriptions, clearing, and execution	5,169	4,702	(467)	(10)%
Professional fee and other operating	5,694	4,718	(976)	(21)%
Depreciation and amortization	187	220	33	15%
Total operating expenses	30,564	36,065	5,501	15%

Operating income / (loss)	5,303	6,125	(822)	(13)%

Non-operating income / (expense)

Interest expense	(4,330)	(2,973)	(1,357)	(46)%
Income / (loss) before income taxes	973	3,152	(2,179)	(69)%
Income taxes	148	157	9	6%
Net income / (loss)	825	2,995	(2,170)	(72)%
Less: Net income (loss) attributable to the non-controlling interest	274	925	651	70%
Net income / (loss) attributable to Cohen & Company Inc.	$551	$2,070	$(1,519)	(73)%

Revenues

Revenues decreased by $6,323, or 15%, to $35,867 for the nine months ended September 30, 2017 from $42,190 for the nine months ended September 30, 2016. As discussed in more detail below, the change was comprised of (i) a decrease of $11,815 in net trading revenue; (ii) an increase of $540 in asset management revenue; (iii) an increase of $1,816 in new issue and advisory revenue; and (iv) an increase of $3,136 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $11,815, or 37%, to $20,158 for the nine months ended September 30, 2017 from $31,973 for the nine months ended September 30, 2016.     The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	September 30, 2017	September 30, 2016	Change
Mortgage	$8,684	$9,183	$(499)
High yield corporate	3,609	7,833	(4,224)
Investment grade corporate	576	5,257	(4,681)
SBA	536	1,293	(757)
Wholesale and other	6,753	8,407	(1,654)
Total	$20,158	$31,973	$(11,815)

Included within the mortgage group revenue is revenue earned on our matched book repo business.  This business is highly concentrated with a few counterparties.  See note 9 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Because of the limited number of counterparties, we consider our matched book repo business to be subject to significant concentration risk.  We earned net revenue from our matched book repo business during the nine months ended September 30, 2017 and 2016 of $2,633 and $2,213, respectively.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the nine months ended September 30, 2017 may not be indicative of future results. Furthermore, from time to time, some of the assets included in the investments-trading line of our consolidated balance sheets may represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	September 30,		December 31,
	2017	2016	2016	2015
Company sponsored CDOs (1)	$3,216,419	$3,607,459	$3,439,054	$3,746,561
Managed accounts (2)	337,594	190,992	229,119	165,834
Assets under management (3)	$3,554,013	$3,798,451	$3,668,173	$3,912,395

(1)	Management fee income earned from Company sponsored CDOs is recorded as a component of asset management revenue.
(2)	Management fee income earned on managed accounts is recorded as a component of asset management revenue.

(3)	AUM for Company sponsored CDOs and other managed accounts represents total AUM at the end of the period indicated.
(4)

Asset management fees increased by $540, or 10%, to $6,202 for the nine months ended September 30, 2017 from $5,662 for the nine months ended September 30, 2016, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	September 30, 2017	September 30, 2016	Change
CDOs	$4,521	$4,958	$(437)
Other	1,681	704	977
Total	$6,202	$5,662	$540

CDOs

A substantial portion of our asset management fees are earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, and defaults.  We do not expect to complete any CDOs in the future so we expect our asset management fees from CDOs to continue to decline over time.

Asset management fees from Company sponsored CDOs decreased by $437 to $4,521 for the nine months ended September 30, 2017 from $4,958 for the nine months ended September 30, 2016. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	September 30, 2017	September 30, 2016	Change
TruPS and insurance company debt - U.S.	$2,926	$2,954	$(28)
TruPS and insurance company debt - Europe	1,171	1,356	(185)
Broadly syndicated loans - Europe	424	648	(224)
Total	$4,521	$4,958	$(437)

Asset management fees for TruPS and insurance company debt – U.S. did not change materially.

Asset management fees for TruPS and insurance company debt – Europe declined primarily because average AUM has declined due to principal repayments on the assets in these securitizations.

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

Other

Other asset management revenue increased by $977 to $1,681 for the nine months ended September 30, 2017 from $704 for the nine months ended September 30, 2016.   The increase was primarily due to performance fees being earned on, and increases in the AUM of, our managed accounts during 2017.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $1,816, or 83%, to $3,992 for the nine months ended September 30, 2017 from $2,176 for the nine months ended September 30, 2016.

Our revenue earned from new issue and advisory has been, and we expect will continue to be, volatile. We earn revenue from a limited number of engagements. Therefore, a small change in the number of engagements can result in large fluctuations in the revenue recognized. Further, even if the number of engagements stays consistent, the average revenue per engagement can fluctuate considerably. Finally, our revenue is generally earned when an underlying transaction closes (rather than on a monthly or quarterly basis). Therefore, the timing of underlying transactions increases the volatility of our revenue recognition. In addition, we often incur certain costs related to new issue engagements.  These costs are included as a component of either subscriptions, clearing and execution; or professional fees and other and will be generally recognized in the same period that the related revenue is recognized.

Principal Transactions and Other Income

Principal transactions and other income increased by $3,136, or 132%,  to $5,515 for the nine months ended September 30, 2017, as compared to $2,379 for the nine months ended September 30, 2016.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	September 30, 2017	September 30, 2016	Change
EuroDekania	$(166)	$(931)	$765
Tiptree	-	(24)	24
Currency hedges	(132)	(83)	(49)
CLO investments	851	1,752	(901)
Other principal investments	-	6	(6)
Total principal transactions	553	720	(167)

Alesco X-XVII revenue share	1,776	587	1,189
Star Asia revenue share	2,873	474	2,399
IIFC revenue share	342	274	68
Other revenue shares	-	187	(187)
All other income / (loss)	(29)	137	(166)
Other income	4,962	1,659	3,303

Total principal transactions and other income	$5,515	$2,379	$3,136

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

The CLO investments represent investments in the most junior tranche of certain CLOs.  Our CLO investments have declined over time as we have received returns of principal and proceeds from sales that we have not reinvested in new CLO investments.  The average carrying value of our CLO investments for the nine months ended September 30, 2017 was $5,577 as compared to $8,566 for the nine months ended September 30, 2016.  The income of $851 recognized during the nine months ended September 30, 2017 was comprised of $938 of investment income, $534 of net unrealized gain, partially offset by $621 of impairment charges.  The income of $1,752 recognized during the nine months ended September 30, 2016 was comprised of $1,005 of investment income, $2,038 of net unrealized gain, partially offset by $558 of impairment charges and $733 of realized loss.

Other Income / (Loss)

Other income increased by $3,303 to $4,962 for the nine months ended September 30, 2017, as compared to $1,659 for the nine months ended September 30, 2016. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.

The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned in excess of certain thresholds.  These arrangements expire, or have expired, as follows:

•

The Alesco X-XVII revenue share arrangement expired in February 2017.  Included in the revenue share revenue recognized during the nine months ended September 30, 2017, was $1,579 which represented a contingent amounts that became due upon the conclusion of the arrangement.  No further revenue will be earned from this arrangement.

•

The Star Asia revenue share arrangement does not have a fixed termination date but could terminate as early as January 2018.  We earned a large incentive payment in the nine months ended September 30, 2017.  We currently expect the revenue from this arrangement to decline significantly and to end sometime during the first half of 2018.

•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.   To date, we have earned $1,473.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

•	The other revenue share arrangements were based on management fees earned on management contracts related to certain CDOs. All of these arrangements ended in 2016.

Operating Expenses

Operating expenses decreased by $5,501, or 15%, to $30,564 for the nine months ended September 30, 2017 from $36,065 for the nine months ended September 30, 2016. As discussed in more detail below, the change was comprised of (i) a decrease of $6,899 in compensation and benefits; (ii) a decrease of $12 in business development, occupancy, and equipment; (iii) an increase of $467 in subscriptions, clearing, and execution; (iv) an increase of $976 of professional fee and other operating; and (v) a decrease of $33 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $6,899, or 28%, to $17,493 for the nine months ended September 30, 2017 from $24,392 for the nine months ended September 30, 2016.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	September 30, 2017	September 30, 2016	Change
Cash compensation and benefits	$16,853	$23,390	$(6,537)
Equity-based compensation	640	1,002	(362)
Total	$17,493	$24,392	$(6,899)

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $6,537 to $16,853 for the nine months ended September 30, 2017 from $23,390 for the nine months ended September 30, 2016.  This decrease was a result of a decrease in incentive compensation that is tied to revenue and operating profitability partially offset by an  increase in headcount.  Our total headcount increased from 83 at September 30, 2016 to 84 at September 30, 2017.  From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $362 to $640 for the nine months ended September 30, 2017 from $1,002 for the nine months ended September 30, 2016.  The decrease was due to certain stock option grants becoming fully vested prior to 2017.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $12, or 1%, to $2,021 for the nine months ended September 30, 2017 from $2,033 for the nine months ended September 30, 2016.  The decrease was comprised of a decrease of $141 in occupancy and equipment, partially offset by an increase in business development of $129.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $467, or 10%, to $5,169 for the nine months ended September 30, 2017 from $4,702 for the nine months ended September 30, 2016.  The increase was due to an increase of $588 of solicitation costs incurred related to managed accounts at CCFL, an increase of $22 in subscription costs; partially offset by a decrease in clearing and execution costs at JVB of $143 due to reduced trading volumes.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $976, or 21%, to $5,694 for the nine months ended September 30, 2017 from $4,718 for the nine months ended September 30, 2016. The increase was primarily due to an increase in professional fees of $945 and an increase in other operating expense of $31.  The professional fee increase was largely due to an increase in consulting expenses due to increased costs incurred in connection with new issue engagements at CCFL as well as consulting costs incurred as a result of our expansion of the matched book repo business.  See recent events.

Depreciation and Amortization

Depreciation and amortization decreased by $33, or 15%, to $187 for the nine months ended September 30, 2017 from $220 for the nine months ended September 30, 2016.  The decrease was primarily the result of fixed assets becoming fully depreciated.

Non-Operating Income and Expense

Interest Expense

Interest expense increased by $1,357, or 46%, to $4,330 for the nine months ended September 30, 2017 from $2,973 for the nine months ended September 30, 2016.  The increase was comprised of an increase of $89 related to increased interest expense incurred on our junior subordinated notes due to changes in the effective rate; an increase of $9 related to increased amortization of debt discount related to our 2013 Convertible Notes; an increase of $794 due to the issuance of our 2017 Convertible Note in March 2017; and an increase of $465 due to interest incurred on our redeemable financial instrument.  See notes 10 and 12 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $9 to income tax expense / (benefit) of $148 for the nine months ended September 30, 2017 from $157 for the nine months ended September 30, 2016.  See note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding an income tax assessment received by us from the Commonwealth of Pennsylvania.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the nine months ended September 30, 2017 and 2016 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Nine Months Ended September 30, 2017

	Total
	Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$973	$-	$973
Income tax expense / (benefit)	81	67	148
Net income / (loss) after tax	892	(67)	825
Average effective Operating LLC non-controlling interest (1)%	30.72%
Operating LLC non-controlling interest	$274

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Nine Months Ended September 30, 2016

	Total
	Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$3,152	$-	$3,152
Income tax expense / (benefit)	115	42	157
Net income / (loss) after tax	3,037	(42)	2,995
Average effective Operating LLC non-controlling interest (1)%	30.46%
Operating LLC non-controlling interest	$925

(1)Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2017 and 2016.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Favorable / (Unfavorable)
	2017	2016	$ Change	% Change
Revenues
Net trading	$5,988	$10,486	$(4,498)	(43)%
Asset management	1,779	1,781	(2)	0%
New issue and advisory	2,012	811	1,201	148%
Principal transactions and other income	222	1,012	(790)	(78)%
Total revenues	10,001	14,090	(4,089)	(29)%

Operating expenses
Compensation and benefits	4,759	7,464	2,705	36%
Business development, occupancy, equipment	738	718	(20)	(3)%
Subscriptions, clearing, and execution	1,789	1,678	(111)	(7)%
Professional fee and other operating	1,666	1,513	(153)	(10)%
Depreciation and amortization	60	66	6	9%
Total operating expenses	9,012	11,439	2,427	21%

Operating income / (loss)	989	2,651	(1,662)	(63)%

Non-operating income / (expense)

Interest expense	(1,606)	(991)	(615)	(62)%
Income / (loss) before income taxes	(617)	1,660	(2,277)	(137)%
Income taxes	141	130	(11)	(8)%
Net income / (loss)	(758)	1,530	(2,288)	(150)%
Less: Net income (loss) attributable to the non-controlling interest	(211)	489	700	143%
Net income / (loss) attributable to Cohen & Company Inc.	$(547)	$1,041	$(1,588)	(153)%

Revenues

Revenues decreased by $4,089, or 29%, to $10,001 for the three months ended September 30, 2017 from $14,090 for the three months ended September 30, 2016. As discussed in more detail below, the change was comprised of (i) a decrease of $4,498 in net trading revenue; (ii) a decrease of $2 in asset management revenue; (iii) an increase of $1,201 in new issue and advisory revenue; and (iv) a decrease of $790 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $4,498, or 43%, to $5,988 for the three months ended September 30, 2017 from $10,486 for the three months ended September 30, 2016.     The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	September 30, 2017	September 30, 2016	Change
Mortgage	$3,031	$3,291	$(260)
High yield corporate	1,160	3,032	(1,872)
Investment grade corporate	(184)	840	(1,024)
SBA	205	481	(276)
Wholesale and other	1,776	2,842	(1,066)
	$5,988	$10,486	$(4,498)

Included within the mortgage group revenue is revenue earned on our matched book repo business.  This business is highly concentrated with a few counterparties.  See note 9 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Because of the limited number of counterparties, the Company considers its matched book repo business to be subject to significant concentration risk.  The Company earned net revenue from its matched book repo business during the three months ended September 30, 2017 and 2016 of $1,091 and $962, respectively.

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the three months ended September 30, 2017 may not be indicative of future results. Furthermore, from time to time, some of the assets included in the investments-trading line of our consolidated balance sheet may represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 6 and 7 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

Asset Management

Asset management fees decreased by $2, or 0%, to $1,779 for the three months ended September 30, 2017 from $1,781 for the three months ended September 30, 2016, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	September 30, 2017	September 30, 2016	Change
CDOs	$1,454	$1,598	$(144)
Other	325	183	142
Total	$1,779	$1,781	$(2)

CDOs

A substantial portion of our asset management fees are earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, and defaults.  We do not expect to complete any CDOs in the future so we expect our asset management revenue from CDOs to continue to decline over time.

Asset management fees from Company sponsored CDOs decreased by $144 to $1,454 for the three months ended September 30, 2017 from $1,598 for the three months ended September 30, 2016. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	September 30, 2017	September 30, 2016	Change
TruPS and insurance company debt - U.S.	$965	$993	$(28)
TruPS and insurance company debt - Europe	389	463	(74)
Broadly syndicated loans - Europe	100	142	(42)
Total	$1,454	$1,598	$(144)

Asset management fees for TruPS and insurance company debt – U.S. did not change materially.

Asset management fees for TruPS and insurance company debt – Europe declined primarily because average AUM has declined due to principal repayments on the assets in these securitizations.

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
Other

Other asset management revenue increased by $142 to $325 for the three months ended September 30, 2017 from $183 for the three months ended September 30, 2016.   The increase was primarily due to increases in the AUM of our managed accounts during 2017.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $1,201, or 148%, to $2,012 for the three months ended September 30, 2017 from $811 for the three months ended September 30, 2016.

Our revenue earned from new issue and advisory has been, and we expect will continue to be, volatile. We earn revenue from a limited number of engagements. Therefore, a small change in the number of engagements can result in large fluctuations in the revenue recognized. Further, even if the number of engagements remains consistent, the average revenue per engagement can fluctuate considerably. Finally, our revenue is generally earned when an underlying transaction closes (rather than on a monthly or quarterly basis). Therefore, the timing of underlying transactions increases the volatility of our revenue recognition. In addition, we often incur certain costs related to new issue engagements.  These costs are included as a component of either subscriptions, clearing and execution; or professional fees and other and will be generally recognized in the same period that the related revenue is recognized.

Principal Transactions and Other Income

Principal transactions and other income decreased the three months by $790, or 78%, to $222 for the three months ended September 30, 2017, as compared to $1,012 for the three months ended September 30, 2016.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	September 30, 2017	September 30, 2016	Change
EuroDekania	$29	$(76)	$105
Currency hedges	(34)	(31)	(3)
CLO investments	68	642	(574)
Other principal investments	-	1	(1)
Total principal transactions	63	536	(473)

Alesco X-XVII revenue share	-	190	(190)
Star Asia revenue share	99	111	(12)
IIFC revenue share	127	88	39
Other revenue shares	-	49	(49)
All other income / (loss)	(67)	38	(105)
Other income	159	476	(317)
Total	$222	$1,012	$(790)

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

The CLO investments represent investments in the most junior tranche of certain CLOs.  Our CLO investments have declined over time as we have received returns of principal and proceeds from sales that we have not reinvested in new CLO investments.  The average carrying value of our CLO investments for the three months ended September 30, 2017 was $4,639 as compared to $5,916 for the three months ended September 30, 2016.  The income of $68 recognized during the three months ended September 30, 2017 was comprised of $168 of investment income, $114 of net unrealized gain, partially offset by $214 of impairment charges.  The income of $642 recognized during the three months ended September 30, 2016 was comprised of $250 of investment income, $748 of net unrealized gain, partially offset by $179 of impairment charges and $177 of realized loss.

Other Income / (Loss)

Other income decreased by $317 to $159 for the three months ended September 30, 2017, as compared to $476 for the three months ended September 30, 2016. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.

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

•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.   To date, we have earned $1,473.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

•	The other revenue share arrangements were based on management fees earned on management contracts related to certain CDOs. All of these arrangements ended in 2016.

Operating Expenses

Operating expenses decreased by $2,427, or 21%, to $9,012 for the three months ended September 30, 2017 from $11,439 for the three months ended September 30, 2016. As discussed in more detail below, the change was comprised of (i) a decrease of $2,705 in compensation and benefits; (ii) an increase of $20 in business development, occupancy, and equipment; (iii) an increase of $111 in subscriptions, clearing, and execution; (iv) an increase of $153 of professional fee and other operating; and (v) a decrease of $6 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $2,705, or 36%, to $4,759 for the three months ended September 30, 2017 from $7,464 for the three months ended September 30, 2016.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	September 30, 2017	September 30, 2016	Change
Cash compensation and benefits	$4,665	$7,243	$(2,578)
Equity-based compensation	94	221	(127)
Total	$4,759	$7,464	$(2,705)

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $2,578 to $4,665 for the three months ended September 30, 2017 from $7,243 for the three months ended September 30, 2016.  This decrease was primarily the result of a decrease in incentive compensation that is tied to revenue and operating profitability partially offset by an increase in headcount.  Our total headcount increased from 83 at September 30, 2016 to 84 at September 30, 2017.  From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $127 to $94 for the three months ended September 30, 2017 from $221 for the three months ended September 30, 2016.  The decrease was due to certain stock option grants becoming fully vested prior to 2017.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $20, or 3%, to $738 for the three months ended September 30, 2017 from $718 for the three months ended September 30, 2016.  The increase was comprised of an increase in business development costs of $28, partially offset by a decrease in occupancy and equipment of $8.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $111, or 7%, to $1,789 for the three months ended September 30, 2017 from $1,678 for the three months ended September 30, 2016.  The increase was comprised of an increase in solicitation costs of $143 incurred related to certain separately managed accounts in CCFL, an increase in subscriptions of $19, partially offset by a decrease in clearing and execution costs incurred by JVB of $51 due to reduced trading volumes.

Professional fee and Other Operating Expenses

Professional fee and other operating expenses increased by $153, or 10%, to $1,666 for the three months ended September 30, 2017 from $1,513 for the three months ended September 30, 2016. The increase was comprised on an increase in professional fees of $92 and an increase in other operating expense of $61.   The professional fee increase was primarily due to an increase in consulting costs incurred in connection with the expansion of our matched book repo business as well as professional fees incurred in conjunction with certain new issue revenue earned during the period.  See recent events.

Depreciation and Amortization

Depreciation and amortization decreased by $6, or 9%, to $60 for the three months ended September 30, 2017 from $66 for the three months ended September 30, 2016.  The decrease was primarily the result of fixed assets becoming fully depreciated.

Non-Operating Income and Expense

Interest Expense

Interest expense increased by $615, or 62%, to $1,606 for the three months ended September 30, 2017 from $991 for the three months ended September 30, 2016.    The increase was comprised of an increase of $43 related to increased interest expense incurred on our junior subordinated notes due to changes in the effective rate; an increase of $4 related to increased amortization of debt discount related to our 2013 Convertible Notes; and an increase of $359 due to the issuance of our 2017 Convertible Note in March 2017 and an increase of $209 due to interest income earned on our Redeemable Financial Instrument.  See notes 10 and 12 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $11 to income tax expense / (benefit) of $141 for the three months ended September 30, 2017 from $130 for the three months ended September 30, 2016.    The increase in income tax expense was primarily due to an increase in our state effective tax rate recognized in 2017.   See note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding an income tax assessment received by us from the Commonwealth of Pennsylvania.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended September 30, 2017 and 2016 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended September 30, 2017

	Total
	Operating	Cohen &
	LLC	Company Inc.	Consolidated
Net income / (loss) before tax	$(617)	$-	$(617)
Income tax expense / (benefit)	73	68	141
Net income / (loss) after tax	(690)	(68)	(758)
Average effective Operating LLC non-controlling interest (1)%	30.58%
Operating LLC non-controlling interest	$(211)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended September 30, 2016

	Total
	Operating	Cohen &
	LLC	Company Inc.	Consolidated
Net income / (loss) before tax	$1,660	$-	$1,660
Income tax expense / (benefit)	88	42	130
Net income / (loss) after tax	1,572	(42)	1,530
Average effective Operating LLC non-controlling interest (1)%	31.11%
Operating LLC non-controlling interest	$489

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

See Liquidity and Capital Resources – Debt Financing and Liquidity and Capital Resources – Contractual Obligations below.

During the third quarter of 2010, our board of directors initiated a dividend of $0.50 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, the Company declared a dividend of $0.20 per quarter, which was paid regularly through the second quarter of 2017. The Company’s board of directors can decide to increase, reduce, or eliminate dividends in the future. The Company’s board of directors’ decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon the payment of dividends to stockholders of the Company.

On November 1, 2017, our board of directors declared a cash dividend of $0.20 per share, which will be paid on our Common Stock on December 1, 2017 to stockholders of record on November 17, 2017.  A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

On March 17, 2017 and 2016, we entered into letter agreements (together, the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (“Agent”).  The 2016 letter agreement was in effect from March 17, 2016 until December 15, 2016.  The 2017 letter agreement is in effect from March 17, 2017 until March 17, 2018.  The 2016 letter agreement called for the Agent to use its commercially reasonable efforts to purchase, on our behalf, up to an aggregate maximum of $1,000 of the shares of Common Stock on any day that the NYSE American Stock Exchange is open for business.  The 2017 letter agreement calls for the Agent to purchase up to an aggregate maximum of $2,000 of Common Stock.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.

During the nine months ended September 30, 2017, we repurchased 5,720 shares in the open market under the 10b5-1 Plan for a total purchase price of $66 and we repurchased fractional shares of 389 as a result of the reverse stock split for $4.  During the nine months ended September 30, 2016, we repurchased 21,448 shares in the open market both under the 10b5-1 Plan and prior to the plan being in effect for a total purchase price of $201.

During the three months ended September 30, 2017, we repurchased 5,440 shares in the open market under the 10b5-1 Plan for a total purchase price of $63.   During the three months ended September 30, 2016, we repurchased 8,040 shares in the open market both under the 10b5-1 Plan and prior to the plan being in effect for a total purchase price of $79.

In addition, on May 25, 2017, we repurchased 2,774 shares of Common Stock in a privately negotiated transaction from an employee for an aggregate purchase price of $33 or $12.00 per share.

In addition, on March 21, 2016, we (i) repurchased 65,000 shares of Common Stock from an unrelated third-party in a privately negotiated transaction for an aggregate purchase price of $813, which represents a per share price of $12.50, and (ii) repurchased an aggregate of 104,400 shares of Common Stock from an investment manager representing certain stockholders that are unrelated to the Company in a separate privately negotiated transaction for an aggregate purchase price of $1,305, which represents a per share price of $12.50.

All of the repurchases noted above were completed using cash on hand.

During the three months ended March 31, 2017, the Operating LLC issued the 2017 Convertible Note in an aggregate principal amount of $15,000 to DGC Fintech Trust.  Also, during the three months ended March 31, 2017, we received an additional $1,000 investment related to our redeemable financial instrument-JKD Capital.  Finally, during the three months ended September 30, 2017, we received an additional $10,000 investment from the issuance of our redeemable financial instrument-DGC Fintech Trust/CBF.  The proceeds from both the 2017 Convertible Note as well as the redeemable financial instrument will be used to support our capital markets segment and to provide capital for the expansion of our matched book repo business.  See note 10 and 19 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

We have five primary uses for capital:

(1) To fund the operations of our Capital Markets business segment. Our Capital Markets business segment utilizes capital (i) to fund securities inventory to facilitate client trading activities; (ii) for risk trading on the firm’s own account; (iii) to fund our collateralized securities lending activities; (iv) for temporary capital needs associated with underwriting activities; (v) to fund business expansion into existing or new product lines including additional capital dedicated to our mortgage group as well as our matched book repo business; and (vi) to fund any operating losses incurred.

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

(4) To fund potential dividends and distributions. During the third quarter of 2010 and for each subsequent quarter through September 30, 2017, the board of directors has declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of Cohen & Company Inc.

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

As of September 30, 2017 and December 31, 2016, we maintained cash and cash equivalents of $22,133 and $15,216, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Nine Months Ended Sep 30,
	2017	2016
Cash flow from operating activities	$(20,331)	$(7,909)
Cash flow from investing activities	2,969	7,477
Cash flow from financing activities	23,933	(3,384)
Effect of exchange rate on cash	346	(214)
Net cash flow	6,917	(4,030)
Cash and cash equivalents, beginning	15,216	14,115
Cash and cash equivalents, ending	$22,133	$10,085

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Nine Months Ended September 30, 2017

As of September 30, 2017, our cash and cash equivalents were $22,133, representing an increase of $6,917 from December 31, 2016. The increase was attributable to cash used by operating activities of $20,331, cash provided by investing activities of $2,969,  cash provided by financing activities of $23,933, and the increase in cash caused by the change in exchange rates of $346.

The cash used by operating activities of $20,331 was comprised of (a) net cash inflows of $1,893 related to working capital fluctuations; (b) net cash outflows of  $25,157 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash inflows from other earnings items of $2,933 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, equity based compensation, depreciation and amortization, and amortization of discount on debt).

The cash provided by investing activities of $2,969 was comprised of (a) $3,042 of cash from sales and returns of principal of other investments, at fair value; partially offset by (b) $73 of cash used to purchase furniture, equipment, and leasehold improvements.

The cash provided by financing activities of $23,933 was comprised of (a)  $15,000 of cash proceeds from the issuance of convertible debt; and (b) $11,000 of additional proceeds from the redeemable financial instruments which was comprised of $1,000 of additional investment on the redeemable financial instrument – JKD Capital and $10,000 in proceeds from the issuance of the redeemable financial instrument – DGC Family Fintech Trust/CBF (see note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q); partially offset by (c) $800 of payments for debt issuance costs; (d) $100 in cash used to settle equity awards; (e) $104 in purchase and retirement of Common Stock; (f) $319 in non-controlling interest distributions; and (g) $744 in dividends paid to shareholders.

Nine Months Ended September 30, 2016

As of September 30, 2016, our cash and cash equivalents were $10,085, representing a net decrease of $4,030 from December 31, 2015. The decrease was attributable to cash used by operating activities of $7,909,  cash provided by investing activities of $7,477, cash used by financing activities of $3,384, and the decrease in cash caused by the change in exchange rates of $214.

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

The cash used in financing activities of $3,384 was comprised of (a) $2,319 in cash used to repurchase our Common Stock; (b) $28 in cash used to net settle employee equity awards; (c) $320 of distributions to non-controlling interests related to the Operating LLC; and (d) $717 in dividends to stockholders of Cohen & Company Inc.

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFL in the United Kingdom. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at September 30, 2017 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)
United States	$250
United Kingdom	1,138
Total	$1,388

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at September 30, 2017, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $63,721. See note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Securities Financing

We maintain repurchase agreements with various third party institutional investors. There is no maximum limit as to the amount of securities that may be transferred pursuant to these agreements, and transactions are approved on a case-by-case basis. The repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in standard master repurchase agreements. The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contains events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business. To date, we have maintained sufficient liquidity to meet margin calls, and we have always been able to satisfy a margin call, however, no assurance can be given that we will be able to satisfy requests from our counterparties to post additional collateral in the future. See note 9 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the nine months ended September 30, 2017 and the twelve months ended December 31, 2016 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Nine Months Ended September 30, 2017	For the Twelve Months Ended December 31, 2016
Receivables under resale agreements
Period end	$436,541	$281,821
Monthly average	357,519	270,343
Maximum month end	436,541	373,294
Securities sold under agreements to repurchase
Period end	$448,133	$295,445
Monthly average	362,971	277,068
Maximum month end	448,133	373,583

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

Debt Financing

As of September 30, 2017, we had the following sources of debt financing other than securities financing arrangements: (1) convertible senior notes, comprised of 2013 Convertible Notes and our 2017 Convertible Note and (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I.

See note 12 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	Current Outstanding Par		September 30, 2017	December 31, 2016	Interest Rate Terms	Interest (4)	Maturity
Convertible senior notes:
8.00% convertible senior notes (the "2017 Convertible Note")	$15,000		$15,000	$-	Fixed	8.00%	March 2022 (1)
8.00% convertible senior notes (the "2013 Convertible Notes")	8,248		8,248	8,248	Fixed	8.00%	September 2018 (2)
Less unamortized debt issuance costs			(1,440)	(274)
	23,248		21,808	7,974
Junior subordinated notes:
Alesco Capital Trust I	28,125	(3)	12,904	12,577	Variable	5.31%	July 2037
Sunset Financial Statutory Trust I	20,000	(3)	9,205	8,972	Variable	5.49%	March 2035
	48,125		22,109	21,549
Total	$71,373		$43,917	$29,523

(1)The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount of the 2017 Convertible Note at any time prior to maturity into units of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Company on a ten-for-one basis.    Therefore, the 2017 Convertible Note can be converted into Operating LLC units and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.  See discussion of 2017 Convertible Note in note 12 to our consolidated financial statements in Item 1 of this Quarterly Report for Form 10-Q.

(2)The holders of the 2013 Convertible Notes may convert all or any part of the outstanding principal amount of the 2013 Convertible Notes at any time prior to maturity into shares of Common Stock at a conversion price of $30.00 per share, subject to customary anti-dilution adjustments.

(3)The junior subordinated notes listed represent debt we owe to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, we own the common stock of the trusts in a total par amount of $1,489.  We pay interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding.  We receive back from the trusts the pro rata share of interest and principal on the common stock we hold of $1,489.  Accordingly, we show the net par value not held by us as $48,125 in the table above.  These trusts are VIEs and we do not consolidate them even though we hold the common stock.  We carry the common stock on our balance sheet at a value of $0.

(4)Represents the interest rate in effect as of the last day of the reporting period.

Off-Balance Sheet Arrangements

Other than as described in note 8 (derivatives) and note 11 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of September 30, 2017.

Contractual Obligations

The table below summarizes our significant contractual obligations as of September 30, 2017 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 2013 Convertible Notes and 2017 Convertible Note are not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements.

CONTRACTUAL OBLIGATIONS
September 30, 2017
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$2,192	$1,032	$988	$172	$-
Maturity of 2013 Convertible Notes (1)	8,248	8,248	-	-	-
Interest on 2013 Convertible Notes (1)	657	657	-	-	-
Maturity of 2017 Convertible Note (1)	15,000	-	-	15,000	-
Interest on 2017 Convertible Note (1)	5,332	1,200	2,403	1,729	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	48,822	2,591	5,181	5,181	35,869
Redeemable Financial Instrument - JKD Capital Partners 1 (3)	6,732	-	6,732	-	-
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF (3)	10,000	-	-	10,000	-
Minimum variable payment due on Redeemable Financial Instruments (5)	960	320	640	-	-
Other Operating Obligations (4)	4,628	1,691	1,539	935	463
	$150,696	$15,739	$17,483	$33,017	$84,457

(1)	Assumes the 2013 and 2017 Convertible Note are not converted prior to maturity.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 5.31% (based on a 90-day LIBOR rate in effect as of September 30, 2017 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 5.49% (based on a 90-day LIBOR rate in effect as of September 30, 2017 plus 4.15%) was used to compute the contractual interest payment in each period noted.

(3)

Represents redemption value of the redeemable financial instruments as of the reporting period. Neither redeemable financial instrument has a fixed maturity date.  The period shown above represents the first period the holder of these instruments has the ability to require redemption by us.

(4)	Represents material operating contracts for various services.
(5)

The redeemable financial instruments require certain variable payments be made by us based on revenues earned by certain of our operations.  The amounts shown here represent the minimum amount of payments that would be due under these instruments.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The core principle of this ASU is to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.   Subsequently, the FASB issued a series of modifying ASUs that do not change the core principle of the guidance stated in ASU 2014-09.  The modifying ASUs include:   ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606):   Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606):    Narrow Scope Improvements and Practical Expedients.  We must adopt the amendments in ASU 2016-08, ASU 2016-10, and ASU 2016-12 with the adoption of ASU 2014-09.  The effective date for all of the amendments in these ASUs is for annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date. Early application is permitted.  We commenced our evaluation of the impact of this ASU in 2016.  This ASU excludes from its scope revenue recognition related to items we record as a component of net trading and principal transactions within its consolidated statement of operations.  Therefore, this ASU will have no impact on these items.  Furthermore, based on our review to date, we do not anticipate the new guidance will have a material impact on items we record as a component of asset management or other revenue. We will adopt the new guidance on January 1, 2018 using the  modified retrospective transition method.  We expect any cumulative effect adjustment resulting from the application of this method will be immaterial.

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

In August 2017, the FASB issued ASI 2017-12, Derivative and Hedging:  Targeted Improvements to Accounting for Hedging Activities (Topic 815).  These amendments refine and expand hedge accounting for both financial and commodity risks and its provisions create more transparency and how economic results are presented. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2016. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the nine months ended September 30, 2017, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of September 30, 2017, we would incur a loss of $4,912 if the yield curve rises 100 bps across all maturities and a gain of $4,910 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment that is denominated in Euros.  The fair value of this investment is subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of September 30, 2017, our equity price sensitivity was $83 and our foreign exchange currency sensitivity was $30.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of September 30, 2017, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $293 as of September 30, 2017.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2017. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at September 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
July 1, 2017 to July 31, 2017	-	$-	-	$38,933
August 1, 2017 to August 31, 2017	3,950	$11.69	3,950	$38,887
September 1 2017 to September 30, 2017	1,879	$11.21	1,879	$38,866
Total	5,829		5,829

(1)

On August 3, 2007, our board of directors authorized us to repurchase up to $50,000 of our Common Stock from time to time in open market purchases or privately negotiated transactions.  The repurchase plan was publicly announced on August 7, 2007.

Item  6.Exhibits

Exhibit No.	Description

10.1

Investment Agreement, dated September 29, 2017, by and between Cohen & Company, LLC and Cohen Bros. Financial LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 5, 2017).

10.2

Investment Agreement, dated September 29, 2017, by and between Cohen & Company, LLC and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 5, 2017).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Six and Three Months Ended September 30, 2017, and 2016, (iii) the Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2017, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017, and 2016, and (v) Notes to Consolidated Financial Statements.**

*

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

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN

Lester R. Brafman
Date: November 3, 2017		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.

Joseph W. Pooler, Jr.
Date: November 3, 2017		Executive Vice President, Chief Financial Officer, and Treasurer