Form 10-K
period 2017-12-31
Cohen & Co Inc.
filed 2018-03-08
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-32026

COHEN & COMPANY INC.

(Exact name of registrant as specified in its charter)

Maryland	16-1685692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Cira Centre
2929 Arch Street, Suite 1703 Philadelphia, Pennsylvania	19104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 701-9555

Securities registered pursuant to Section 12(b) of the Act:

(Title of class)	(Name of each exchange on which registered)
Common Stock, par value $0.01 per share	NYSE AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files,    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a  non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of  June 30, 2017, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $10.7 million.

As of March 5,  2018, there were 1,273,247 shares of Common Stock of Cohen & Company Inc. outstanding. Such amount reflects a 1-for-10 reverse split of the registrant’s Common Stock effected on September 1, 2017.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors.” Actual results may differ materially as a result of various factors, some of which are outside our control, including the following:

•	a decline in general economic conditions or the global financial markets;
•	losses caused by financial or other problems experienced by third parties;
•	losses due to unidentified or unanticipated risks;
•	losses (whether realized or unrealized) on our principal investments, including on our collateralized loan obligation investments;
•	a lack of liquidity, i.e., ready access to funds for use in our businesses, including the availability of securities financing from our clearing agency;
•	the ability to attract and retain personnel;
•	the ability to meet regulatory capital requirements administered by federal agencies;
•	an inability to generate incremental income from acquired businesses;
•	unanticipated market closures due to inclement weather or other disasters;
•	the volume of trading in securities including collateralized securities transactions;
•	the liquidity in capital markets;
•	the credit-worthiness of our correspondents, trading counterparties, and banking and margin customers;
•	the demand for investment banking services in Europe;
•	competitive conditions in each of our business segments;
•	the availability of borrowings under credit lines, credit agreements, and credit facilities;
•	our continued membership in the Fixed Income Clearing Corporation (“FICC”);
•	the potential misconduct or errors by our employees or by entities with whom we conduct business; and
•	the potential for litigation and other regulatory liability.

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

Name Change; Common Stock Reverse Stock Split

On September 1, 2017, the Company filed two Articles of Amendment to its charter with the State Department of Assessments and Taxation of Maryland, pursuant to which the Company (i) changed its name to “Cohen & Company Inc.”; (ii) effected a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock (“Common Stock”); and (iii) increased the par value of the Company’s Common Stock from $0.001 per share to $0.01 per share.  All share and per share amounts for all periods presented herein reflect the reverse split as if it had occurred as of the beginning of the first period presented.

Certain Terms Used in this Annual Report on Form 10-K

In this Annual Report on Form 10-K, unless otherwise noted or as the context otherwise requires: the “Company”, “we”, “us,” and “our” refer to Cohen & Company Inc. (formerly Institutional Financial Markets, Inc.), a Maryland corporation, and its subsidiaries on a consolidated basis; “Cohen & Company, LLC” (formerly IFMI, LLC and Cohen Brothers, LLC) or the “Operating LLC” refer to the main operating subsidiary of the Company; “Cohen Brothers” refers to the pre-merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries; “Merger” refers to the December 16, 2009 closing of the merger of AFN, Alesco Financial Holdings, LLC, a wholly owned subsidiary of AFN, with and into Cohen Brothers, which resulted in Cohen Brothers becoming a majority owned subsidiary of the Company.  When the term “Cohen & Company Inc.” is used, it is referring to the parent company itself, Cohen & Company Inc.  “JVB Holdings” refers to JVB Financial Holdings, L.L.C.; “JVB” refers to JVB Financial Group, LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom; “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL;“PrinceRidge” refers to C&Co/PrinceRidge Holdings LP (formerly known as PrinceRidge Holdings LP) and its subsidiaries together with C&Co/PrinceRidge Partners LLC (formerly known as PrinceRidge Partners LLC); and “CCPR” refers to C&Co/PrinceRidge LLC (formerly known as The PrinceRidge Group LLC), a broker dealer subsidiary.  “Securities Act” refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM  1.    BUSINESS.

INFORMATION REGARDING COHEN & COMPANY INC.

Overview

We are a financial services company specializing in fixed income markets. We were founded in 1999 as an investment firm focused on small-cap banking institutions, but have grown to provide an expanding range of capital markets and asset management services. Our business segments are Capital Markets, Asset Management, and Principal Investing. Our Capital Markets business segment consists of fixed income sales, trading, and matched book repo financing as well as new issue placements in corporate and securitized products and advisory services, operating primarily through our subsidiaries, JVB in the United States and CCFL in Europe. Our Asset Management business segment manages assets through investment vehicles, such as collateralized debt obligations (“CDOs”), managed accounts, and investment funds. As of December 31, 2017, we had approximately $3.5 billion of assets under management (“AUM”) in fixed income assets in a variety of asset classes including United States and European bank and insurance trust preferred securities (“TruPS”) and European corporate loans. Almost all of our AUM, 89.3%, were in CDOs we manage, which were all securitized prior to 2008. Our Principal Investing business segment is comprised primarily of investments that we have made for the purpose of earning an investment return rather than investments made to support our trading, matched book repo, or other capital markets business activity.

Investment Agreements

On September 29, 2017, we entered into two investment agreements (the “2017 Investment Agreements”) by and between Cohen Bros. Financial LLC and the DGC Family Fintech Trust, a trust established by Daniel G. Cohen (together, the “2017 Investors”), respectively, and the Operating LLC.  Daniel G. Cohen, the chairman of our board of directors and of the Operating LLC’s board of managers is the sole member of Cohen Bros. Financial LLC.

Pursuant to the 2017 Investment Agreements, the 2017 Investors agreed to invest an aggregate of $10 million (the “Investment Amount”) into the Operating LLC (the “Investment”), all of which was paid by the 2017 Investors to us on September 29, 2017.  In exchange for the Investment, we agreed to pay to the 2017 Investors, in arrears following each calendar month during the term of the 2017 Investment Agreements, an amount equal to the aggregate investment return for such calendar month, as calculated in accordance with the terms of the 2017 Investment Agreements.  The investment return (“2017 Investment Return”) is defined as an annual return, in the aggregate, equal to:

1.

for any 365-day period beginning on September 29, 2017 or any anniversary of September 29, 2017 (each an “Annual Period”) and ending on or before the third anniversary of September 29, 2017, 3.2% of the Investment Amount, plus (x) 15% of the revenue of the general collateral funding (“GCF”) repo business (the “Revenue of the Business”) of JVB, for any Annual Period in which the Revenue of the Business is greater than zero but less than or equal to $5.33 million, (y) $800 thousand for any Annual Period in which the Revenue of the Business is greater than $5.33 million but less than or equal to $8 million, or (z) 10% of the Revenue of the Business for any Annual Period in which the Revenue of the Business is greater than $8 million; or

2.

for any Annual Period following the third anniversary of September 29, 2017, (x) for any Annual Period in which the Revenue of the Business is greater than zero, the greater of 20% of the Investment Amount or 20% of the Revenue of the Business, or (y) for any Annual Period in which the Revenue of the Business is zero or less than zero, 3.2% of the Investment Amount.

The term of the 2017 Investment Agreements commenced on September 29, 2017 and will continue until a Redemption (as defined in the 2017 Investment Agreements) occurs, unless the 2017 Investment Agreements are earlier terminated.

On October 3, 2016, the Operating LLC entered into an investment agreement with JKD Capital Partners I LTD (the “JKD Investor”), under which the JKD Investor agreed to invest up to $12.0 million of which $6.0 million was invested on that date and an additional $1.0 million was invested on January 25, 2017. The JKD Investor is owned by Jack J. DiMaio, the vice chairman of the Company’s board of directors and the vice chairman of the Operating LLC’s board of managers and his spouse.  In exchange for the investment, the Operating LLC agreed to pay to the JKD Investor, in arrears following each calendar quarter during the term of the investment agreement, an amount (the “JKD Investment Return”) equal to 50% of the difference between (i) the revenues generated during such quarter by the activities of the JVB’s Institutional Corporate Trading business, and (ii) certain expenses incurred by such Institutional Corporate Trading business during such calendar quarter.  At any time following October 3, 2019, the JKD Investor or the Operating LLC may, upon two months’ notice to the other party, cause the Operating LLC to pay (a “Redemption”) to the JKD Investor an amount equal to the “Investment Balance” (as such term is defined in the Investment Agreement) as of the day prior to such Redemption.  If the Operating LLC or JVB sells JVB’s Institutional Corporate Trading business to any unaffiliated third party, and such sale is not part of a larger sale of all or substantially all of the assets or equity securities of the Operating LLC or JVB, the Operating LLC will pay to the JKD Investor an amount equal to 25% of the net consideration paid to the Operating LLC in connection with such sale, after deducting certain amounts and certain expenses incurred by the Operating LLC or JVB in connection with such sale.  The JKD Investor’s investment is recorded as a liability and is included as a component of redeemable financial instruments on the Company’s balance sheet.

For additional information, see note 16 to our consolidated financial statements included in Item 1 of this Annual Report on Form 10-K.

Issuance of $15 million Convertible Note and Termination of Sale of European Operations

On March 10, 2017, the Operating LLC issued a convertible senior secured promissory note (the “2017 Convertible Note”) in the aggregate principal amount of $15 million to DGC Family Fintech Trust, a trust established by Daniel G. Cohen.  The 2017 Convertible Note was issued in exchange for $15 million in cash.  The 2017 Convertible Note has a 5-year maturity and calls for quarterly interest only payments.  Interest accrues at 8% per annum.  The 2017 Convertible Note is convertible at the option of the holder thereof, in whole or in part at any time prior to maturity, into units of membership interests of the Operating LLC at a conversion price of $1.45 per unit. Units of the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Company’s Common Stock on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50. Pursuant to the 2017 Convertible Note, we agreed to pay to DGC Family Fintech Trust a $600 thousand transaction fee (the “Transaction Fee”).  See notes 5 and 17 to our consolidated financial statements included in Item 1 in this Annual Report on Form 10-K.

On August 19, 2014, we entered into the Share Purchase Agreement by and between IFMI, LLC and C&Co Europe Acquisition, LLC (the “European Sale Agreement”) to sell our European operations to C&Co Europe Acquisition LLC, an entity controlled by Mr. Cohen, for approximately $8.7 million. The transaction was subject to customary closing conditions and regulatory approval from the United Kingdom Financial Conduct Authority (“FCA”).

The European Sale Agreement originally had a termination date of March 31, 2015, which date was extended on two separate occasions, the last time to December 31, 2015.  After December 31, 2015, either party was able to terminate the transaction.

In connection with the most recent extension of the European Sale Agreement’s termination date, the parties to the transaction agreed that upon a termination of the European Sale Agreement by either party, Mr. Cohen’s employment agreement would be amended to reduce the payment the Company was required to pay to Mr. Cohen in the event his employment was terminated without “cause” or for “good reason” (as such terms are defined in Mr. Cohen’s employment agreement) from $3 million to $1 million.  In addition, the parties agreed that upon a termination of the European Sale Agreement by either party, Mr. Cohen was required to pay to the Company $600 thousand representing a portion of the transaction costs incurred by the Company (the “Termination Fee”).

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

Financial information concerning our business segments is set forth in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 41 and note 26 to our consolidated financial statements included in this Annual Report on Form 10-K. For more information regarding our geographic locations, see Item. 2 Properties, below, and note 25 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Historically, our Capital Markets business segment has included the following U.S. broker-dealers: Cohen & Company Securities, LLC (“CCS”), Cohen & Company Capital Markets, LLC (“CCCM”), CCPR, and JVB. We acquired CCCM (formerly known as Fairfax, LLC) in 2010 primarily to avail ourselves of an existing clearing relationship. In May 2011, CCCM became a wholly-owned subsidiary of PrinceRidge and in February 2012, PrinceRidge merged CCCM into CCPR. CCPR operated under our PrinceRidge subsidiary until the merger with JVB became effective in January 2014. JVB operates under our JVB Holdings subsidiary. CCS was our legacy broker-dealer that was registered under the Exchange Act and was a member of Financial Industry Regulatory Authority (“FINRA”) and the Securities Industry Protection Corporation (“SIPC”) until it filed a Form BDW in September 2012 seeking to withdraw all of its registrations with the Securities and Exchange Commission (“SEC”) and from each jurisdiction in which it was licensed or registered as a securities broker-dealer, as well as its membership in FINRA, the NASDAQ Stock Market, and the International Securities Exchange. CCS’ withdrawal from all such regulatory authorities became effective in November 2012. CCS has conducted no securities-related business activities since May 2011. Currently, JVB is our sole operating U.S. broker-dealer subsidiary. In addition, our European subsidiary, CCFL, is regulated by the FCA in the United Kingdom.

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

In 2012, we established a trading desk for “to-be-announced” securities (“TBAs”). TBAs are forward mortgage-backed securities whose collateral remains unknown until just prior to the trade settlement. The forward collateral types are exclusively issued by United States government agencies, such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Government National Mortgage Association (“Ginnie Mae”). One objective of the Mortgage Group is to provide capital markets execution services to small and middle market institutional mortgage originators who hedge their mortgage pipelines. In addition to providing credit for MBS trading lines and execution services, the Mortgage Group offers trading of specified pools and financing for qualified originators. The Mortgage Group offers a range of solutions for institutional clients seeking to enhance their mortgage pipeline execution and overall portfolio profitability.    In addition, JVB has a Mortgage Group that acts as an intermediary between borrowers and lenders of short-term funds and provides funding for various inventory positions through the use of repurchase agreements.

Recently, we have grown our matched book repo business, under which JVB enters into repurchase and reverse repurchase agreements.  In general, JVB lends money to a counterparty after obtaining collateral securities from that counterparty via a reverse repurchase agreement. JVB also borrows money from another counterparty using those same collateral securities via a repurchase agreement. JVB seeks to earn net interest income on these transactions. Currently, we categorize our matched book repo business into two major groups: gestational repo and GCF repo.

•

Gestational Repo: For several years, JVB has run a matched book gestational repo program. Gestational repo involves entering into repurchase and reverse repurchase agreements where the underlying collateral security represents a pool of newly issued mortgage loans. The borrowers (the reverse repurchase agreement counterparties) are generally mortgage originators. The lenders (the repurchase agreement counterparties) are a diverse group of the counterparties comprised of banks, insurance companies, and other financial institutions.

•

GCF Repo: On October 18, 2017, we were notified that JVB had been approved as a full netting member of the FICC’s Government Securities Division and we began entering into transactions with the FICC in November 2017.  As a member of the FICC, JVB has access to the FICC’s GCF repo service, which provides netting and settlement services for repurchase transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities). The FICC’s GCF repo service provides us with many benefits including more flexible and lower cost of financing, increased liquidity, increased efficiency in trade execution, and guaranteed settlement. The borrowers (the reverse repurchase agreement counterparties) are a diverse group of financial institutions including hedge funds, registered investment funds, REITs, and other similar counterparties. The lender (the repurchase agreement counterparty) is primarily the FICC itself. As a condition to our membership, we have agreed to establish and maintain a committed line of credit in a minimum amount of $25 million on or prior to April 30, 2018. The FICC reserves the right to terminate our membership if we fail to be in compliance with this condition. Without access to the FICC’s GCF repo service, any expansion of our matched book repo business will be limited.

We have been in the Capital Markets business since our inception. Our Capital Markets business segment has transformed over time in response to market opportunities and the needs of our clients. The initial focus was on sales and trading of listed equities of small financial companies with a particular emphasis on bank stocks. Early on, a market opportunity arose for participation in a particular segment of the debt market, the securitization of TruPS. We began assisting small banks in the issuance of TruPS through securitized pools. These investment vehicles were structured and underwritten by large investment banks while our broker-dealer typically participated as a co-placement agent or selling group member. We also participated in the secondary market trading of the securities issued by these securitized pools between institutional clients.

In early 2008, our management team made the strategic decision to restructure our Capital Markets business model from exclusively focusing on TruPS and structured credit products to a more traditional fixed income broker-dealer platform with more diversified revenue streams primarily from trading activity. In the ensuing years, we hired many sales and trading professionals with expertise in areas that complement our core competency in structured credit. In 2011, our acquisitions of JVB and PrinceRidge further expanded our Capital Markets platform. As a result of these acquisitions, offset by subsequent downsizings, our Capital Markets staffing increased from six sales and trading professionals at the beginning of 2008, to over 230 professionals in mid-2011, and decreased to approximately 60 professionals as of December 31, 2017. We continue to explore opportunities to add complementary distribution channels, hire experienced talent, expand our presence across asset classes, and bolster the service capabilities of our Capital Markets business segment.

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

Our Capital Markets business segment generates revenue through the following activities: (1) trading activities, which include execution and brokerage services, matched book repo, riskless trading activities as well as gains and losses (unrealized and realized), and income and expense earned on securities classified as trading, and (2) new issue and advisory revenue comprised of (a) origination fees for newly created financial instruments originated by us, (b) revenue from advisory services, and (c) new issue revenue associated with arranging and placing the issuance of newly created financial instruments. Our Capital Markets business segment has offices in Boca Raton (Florida), Charlotte (North Carolina), Cold Spring Harbor (New York), Hunt Valley (Maryland), London, New York City (New York), Paris, and Philadelphia (Pennsylvania).

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

During the first quarter of 2014, we stopped providing investment banking and advisory services in the United States as a result of the loss of certain of JVB’s former employees. Currently, JVB’s primary source of new issue revenue is our SBA Group’s participation in COOF Securitizations, defined as SBA Confirmation of Originator Fee Certificates (“COOF”). The SBA secondary market program allows for the purchaser of a SBA loan certificate to “strip” a portion of the interest rate from a guaranteed loan portion, creating what is called an originator fee or interest only strip. This enhances the ability of SBA pool assemblers to securitize the guaranteed portion of loans that do not have the same interest rate. Our SBA Group’s participation in this area has grown over recent years. Currently, CCFL’s primary source of new issue revenue is from originating assets into our European insurance investment funds (“PriDe”).

Asset Management

Our Asset Management business segment has managed assets within a variety of investment vehicles, including CDOs, permanent capital vehicles, managed accounts, and investment funds. We earn management fees for our ongoing asset management services provided to these investment vehicles, which may include fees both senior and subordinate to the securities issued by the investment vehicles. Management fees are based on the value of the AUM or the investment performance of the vehicle, or both. As of December 31, 2017, we had $3.5 billion in AUM, of which 89.3% were in CDOs we manage.

Our AUM was $3.5 billion at December 31, 2017, but it has declined year-to-year since 2007. AUM refers to assets under management, and equals the sum of: (1) the gross assets included in the CDOs that we have sponsored and/or manage; plus (2) the net asset value (“NAV”) of the permanent capital vehicles and investment funds we manage; plus (3) the NAV of other managed accounts. Our calculation of AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to any definition of AUM that may be used in our management agreements.

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

The credit crisis caused available liquidity, particularly through CDOs and other types of securitizations, to decline precipitously. Our ability to accumulate assets for securitization effectively ended with the market disruption. We securitized $14.8 billion of assets in 16 trusts during 2006, $17.8 billion of assets in 16 trusts during 2007, $400 million of assets in one trust during 2008, and zero assets in zero trusts during 2009 through 2017.

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

As of December 31, 2017, we had three subsidiaries that act as collateral managers and investment advisors to the CDOs that we manage. With the exception of CCFL, these entities are registered investment advisors under the Investment Advisers Act of 1940 (the “Investment Advisers Act”). CCFL is regulated by the FCA.

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

ASSETS UNDER MANAGEMENT
(Dollars in millions)
	As of December 31,
	2017	2016	2015	2014	2013
Alesco (1)	$2,469	$2,614	$2,611	$2,704	$2,716
Dekania U.S. (2)	-	-	-	-	463
Dekania Europe (3)	402	495	643	820	984
Kleros (4) (5)	-	-	-	36	353
Libertas (4) (5)	-	-	-	-	10
Munda (3)	246	330	492	723	851
Total CDO AUM	3,117	3,439	3,746	4,283	5,377
Permanent Capital Vehicles, Investment Funds and Other (6)	375	229	166	14	318
Total AUM	$3,492	$3,668	$3,912	$4,297	$5,695

(1)

During 2014, we entered into a sub-advisory agreement to employ Mead Park Advisors, LLC to render advice and assistance with respect to collateral management services to the Alesco portfolios.  On March 30, 2017, the sub-advisory agreement with Mead Park Advisors, LLC was terminated and we entered into a sub-advisory agreement with another unrelated third party provider effective March 30, 2017.  See note 28 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	During 2014, the two Dekania U.S. deals liquidated after successful auctions.
(3)	Dekania Europe and Munda portfolios are denominated in Euros. For purposes of the table above they have been converted to U.S. dollars at the prevailing exchange rates at the points in time presented.
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

(5)

During 2013 and 2014, we resigned as collateral manager of three of the Kleros deals and two of the Libertas deals. For the Kleros deals, our resignations were effective in August 2013, June 2014, and July 2014. For the Libertas deals, our resignations were effective in February 2014 and June 2014.

(6)	In February 2014, we announced the completion of the sale of our ownership interests in the Star Asia Group, which accounted for $282 million of our AUM as of December 31, 2013.

A description of our CDO product lines that were under management as of December 31, 2017 is set forth below.

Alesco and Dekania. As of December 31, 2017, we managed nine Alesco deals and three Dekania Europe deals, which were initially securitized during 2003 to 2007. Cohen & Company Financial Management, LLC manages our Alesco platform. Dekania Capital Management, LLC manages the first two Dekania Europe deals that were issued. CCFL manages the third Dekania Europe deal that was issued. During 2014, the two Dekania U.S. deals, which were managed by Dekania Capital Management, LLC, were liquidated after successful auctions. During 2014, we entered into a sub-advisory agreement to employ Mead Park Advisors, LLC to render advice and assistance with respect to collateral management services to the Alesco portfolios. On March 30, 2017, the sub-advisory agreement with Mead Park Advisors, LLC was terminated and we entered into a sub-advisory agreement with another unrelated third party provider effective March 30, 2017.

In general, our Alesco and Dekania Europe deals have the following terms. We receive senior and subordinate management fees, and there is a potential for incentive fees on certain deals if equity internal rates of return are greater than 15%. We can be removed as manager without cause if 66.7% of the rated note holders voting separately by class and 66.7% of the equity holders vote to remove us, or if 75% of the most senior note holders vote to remove us when certain over-collateralization ratios fall below 100%. We can be removed as manager for cause if a majority of the controlling class of note holders or a majority of equity holders vote to remove us. “Cause” includes unremedied violations of the collateral management agreement or indenture, defaults attributable to certain actions of the manager, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution. There is a non-call period for the equity holders, which ranges from three to six years. Once this non-call period expires, a majority of the equity holders can trigger an optional redemption as long as the liquidation of the collateral generates sufficient proceeds to pay all principal and accrued interest on the rated notes and all expenses. In ten years from closing, an auction call will be triggered if the rated notes have not been redeemed in full. In an auction call redemption, an appointee will conduct an auction of the collateral, which will only be executed if the highest bid results in sufficient proceeds to pay all principal and accrued interest on the rated notes and all expenses. If the auction is not successfully completed, all residual interest that would normally be distributed to equity holders will be sequentially applied to reduce the principal of the rated notes. Any failure of an over-collateralization coverage test redirects interest to paying down notes until compliance is restored. The securities mature up to 30 years from closing. An event of default will occur if certain over-collateralization ratios drop below 100%. While an event of default exists, a majority of the senior note holders can declare the principal and accrued and unpaid interest immediately due and payable.  All of the Alesco and Dekania Europe CDOs that we manage have reached their auction call redemption features, which means the portfolio of collateral for each CDO is subject to an auction on either a quarterly or bi-annual basis. If an auction is successful, the management contract related to such CDO will be terminated in connection with the liquidation of the CDO and we will lose the related management fees.

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

A description of our other investment vehicles (each and “Investment Vehicle” and, collectively the “Investment Vehicles”) that were under management as of December 31, 2017 is set forth below.

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

EuroDekania has invested in hybrid capital securities of European banks and insurance companies, CMBS, RMBS, and widely syndicated leverage loans. EuroDekania’s investments are denominated in Euros or British Pounds. EuroDekania began operations in March 2007 when it raised approximately €218 million in net proceeds from a private offering of securities, of which we invested €5.3 million. In addition, we made follow-on investments in EuroDekania through secondary trades of $0.3 million in August 2010, $0.4 million in May 2011, $0.1 million in June 2011, $15 thousand in November 2012, $1.0 million in December 2013, $0.1 million in December 2015, and $30 thousand in December 2017.

As of December 31, 2017, we owned approximately 18% of EuroDekania’s outstanding shares, which were valued at $1.1 million. At December 31, 2017, EuroDekania had an estimated NAV of $6.1 million.

Managed Accounts.  We provide investment management services to a number of separately managed accounts. Part of our European CDO team has transitioned to providing investment management services primarily to European family offices, high net worth individuals, and asset managers. The investment focus is on CDO notes and debt instruments where the investment managers have relevant expertise. For these services, we are paid gross annual base management fees of approximately 1.5% plus a gross annual performance fee of 20% of cash-on-cash returns in excess of an 8% hurdle. There is also an early redemption fee if any of the clients were to terminate their arrangement within the first five years of the relationship. AUM of these European managed accounts was $15.6 million at December 31, 2017.

PriDe Funds.  In July 2014, CCFL became the investment advisor of a newly created French investment fund with total commitments of €238 million (“PriDe Fund I”), and an initial investment period of two years and a maturity date of July 2026.  In January 2017, the second fund in the series of these funds (together with PriDe Fund I, the “PriDe Funds”) closed with total commitments of €293.5 million, and an initial investment period of three years and a maturity date of January 2030. The PriDe Funds earn investment returns by investing in a diversified portfolio of debt securities issued by small and medium sized European insurance companies.  CCFL earns management fees and performance fees if returns exceed certain thresholds. We have not made an investment, nor do we expect to make any investment, in the PriDe Funds. AUM of the PriDe Funds was $358.9 million at December 31, 2017.  In late 2017, we hired an industry veteran to oversee the development of the Company’s U.S. Insurance Asset Management Platform as a complement to our existing focus on insurance related investments.

In addition, we receive revenue shares from certain asset management businesses that we initially sponsored or owned, and subsequently sold or spun-off. A description of our material asset management revenue shares as of December 31, 2017 is set forth below.

Star Asia. On February 20, 2014, we completed the sale of all of our ownership interests in Star Asia Finance, Limited (“Star Asia”), Star Asia Management Ltd. (“Star Asia Manager”), Star Asia Japan Special Situations LP (“Star Asia Special Situations Fund”), Star Asia Advisors, Ltd. (“SAA Manager”), Star Asia Partners Ltd. (“SAP GP”), and Star Asia Capital Management, LLC (“Star Asia Capital Management”), collectively the “Star Asia Group.”  As part of our consideration for the sale of the Star Asia Group, we receive contingent payments equal to 15% of certain revenues generated by Star Asia Manager, SAA Manager, SAP GP,

Star Asia Capital Management, and certain affiliated entities for a period of at least four years. The Star Asia revenue share arrangement terminates the later of (i) January 2018 and (ii) the date certain incentive fees are paid. In 2017, we earned $3.3 million from the Star Asia revenue share. This arrangement did not terminate in January 2018, although we currently expect the revenue from this arrangement to decline significantly and to cease sometime during the first half of 2018.

Alesco X-XVII. On July 29, 2010, we entered into an agreement with an unrelated third party whereby we sold the management rights and responsibilities related to the Alesco X through XVII securitizations. As part of the agreement, we received certain incentive payments through February 2017 because the management fees earned by the third party exceeded certain thresholds. The incentive payments were paid quarterly and 25% of the total amount due was subject to a hold-back that was paid at the end of the term in February 2017.  In 2017, we earned $1.8 million from the Alesco X-XVII revenue share. This revenue share ended in February 2017 and we will receive no additional payments under the agreement.

Infrastructure Finance Business. On March 12, 2012, we entered into an agreement with unrelated third parties whereby we agreed to assist in the establishment of an international infrastructure finance business (“IIFC”). As consideration for our assistance in establishing IIFC, we receive 8.0% of certain revenues of the manager of IIFC. The IIFC revenue share arrangement expires when we have earned a cumulative $20 million in revenue share payments or with the dissolution of IIFC’s management company.  Also, in any particular year, the revenue share earned by us cannot exceed $2.0 million.  In 2017, we earned $0.5 million from the IIFC revenue share.  From inception through 2017, we earned $1.7 million.  In addition, in March 2012, we issued 50,000 restricted units of the Company’s Common Stock to the managing member of IIFC, which vest 1/3 when we receive $6.0 million of cumulative revenue share payments, 1/3 when we receive $12.0 million of cumulative revenue share payments, and 1/3 when we receive $18.0 million of cumulative revenue share payments. In certain circumstances, we retain the right to deliver fixed amounts of cash to the managing member of IIFC as opposed to vested shares of Common Stock. See note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

Principal Investing

Our Principal Investing business segment has historically been comprised of investments in the investment vehicles we manage, as well as investments in certain other structured products, and the related gains and losses that they generate. After the February 2014 sale of our interests in Star Asia Group, we refocused our Principal Investing portfolio on products that we do not manage, which have consisted primarily of investments in CLO securities and publicly traded special purpose acquisition corporations (“SPACs”). As of December 31, 2017, our Principal Investing portfolio was valued at $12.9 million and included investments in SPAC equity (valued at $7.1 million), four CLOs (valued at $4.5 million), EuroDekania (valued at $1.1 million), and other securities (valued at $0.2 million).

A description of our Principal Investments as of December 31, 2017 is set forth below.

Investments in SPAC Equity. In December 2017, we began investing in SPAC equity positions. As of December 31, 2017, our 11 investments in publicly traded SPAC equity were valued at $7.1 million,  and we expect to continue to invest additional capital as opportunities arise.

Investments in CLO Securities. Our focus on CLO investments capitalizes on our strengths in structured credit and leveraged finance. During 2014, we made investments in ten separate CLOs that were not sponsored by us, which aggregated to over $25 million. Each of our 2014 purchases of CLO securities ranged in size from approximately $1.75 million to $3.0 million. Of these ten CLO investments, nine represented investments in equity, the most junior tranche of the CLO. We sold one of the CLO investments for a small gain during 2014, two of the CLO investments for a small loss during 2015, three of the CLO investments for a small gain during 2016, and one of the CLO investments for a gain during 2017. The value of these investments is impacted by the performance of the underlying loans in these CLOs as well as the overall CLO market. During 2017, we recorded $1.0 million of investment gains on our investments in CLO securities. As of December 31, 2017, our investments in four CLO securities had approximately $4.5 million in fair value. In January 2018, we invested $9.6 million in the equity of a new issue CLO, and we expect to continue to invest additional capital as opportunities arise.

EuroDekania. EuroDekania is a Cayman Islands exempted company that is externally managed by CCFL.  EuroDekania has invested in hybrid capital securities of European banks and insurance companies, CMBS, RMBS, and widely syndicated leverage loans. We made an initial investment of €5.3 million in EuroDekania in its initial private offering of securities in March 2007. In August 2010, May 2011, June 2011, November 2012, December 2013, December 2015, and December 2017, we purchased an additional $0.3 million, $0.4 million, $0.1 million, $15 thousand, $1.0 million, $0.1 million, and $30 thousand, respectively, in secondary trades. In addition to changes in the NAV of the entity, the value of our investment is impacted by changes in the U.S. dollar-Euro currency exchange rate due to the fact that our investment in EuroDekania is denominated in Euros. During 2014, we put in place Euro-based foreign currency forward contracts to partially hedge fluctuations in the investment value of EuroDekania. As of December 31, 2017, we had outstanding Euro-based foreign currency forward contracts with a notional amount of 1.0 million Euros. During 2017, we recorded $0.1 million of investment losses related to our investment in these forward contracts. During 2017, we recorded $0.1 million of investment gains on our investment in EuroDekania. As of December 31, 2017, we owned approximately 18% of EuroDekania, and our 2.8 million shares of EuroDekania were valued at $1.1 million.

Other Securities. We have invested in various original issuance securities of the deals we have sponsored and certain other deals that we have not sponsored.  During 2017, we recorded $23 thousand of investment gains on these other legacy securities. As of December 31, 2017, we had approximately $0.2 million in fair value of these other legacy securities.

Employees

As of December 31, 2017, we employed a total of 88 full time professionals and support staff. This number includes 58 employees of our JVB subsidiary, 2 employees of our Concordant subsidiary, 3 employees of our European Capital Markets business segment, 5 employees of our U.S. Asset Management business segment, 6 employees of our European Asset Management business segment, 11 employees of our U.S. support services group, and 3 employees of our European support services group. We consider our employee relations to be good and believe that our compensation and employee benefits are competitive with those offered by other financial services firms. None of our employees is subject to any collective bargaining agreements. Our core asset is our professionals, their intellectual capital, and their dedication to providing the highest quality services to our clients. Prior to joining us, members of our management team held positions with other leading financial services firms, accounting firms, law firms, investment firms, or other public companies. Lester R. Brafman, Daniel G. Cohen, and Joseph W. Pooler, Jr. are our executive operating officers, and biographical information relating to each of these officers is incorporated by reference in “Part III — Item 10 — Directors, Executive Officers and Corporate Governance” to the Company’s Proxy Statement, to be filed in connection with the Company’s 2017 Annual Meeting of Stockholders.

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

As of December, 31, 2017, our regulated subsidiaries include: JVB, a registered broker-dealer regulated by FINRA and subject to oversight by the SEC; CCFL, a U.K. company regulated by the FCA; and Cohen & Company Financial Management, LLC and Dekania Capital Management, LLC, each of which is a registered investment advisor regulated by the SEC under the Investment Advisers Act. Since our inception, our businesses have been operated within a legal and regulatory framework that is constantly developing and changing, requiring us to be able to monitor and comply with a broad range of legal and regulatory developments that affect our activities.

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

The United States and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct periodic examinations and initiate administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders, and/or the suspension or expulsion of a broker-dealer or its directors, officers, or employees. See “Item 1A — Risk Factors” beginning on page 17.

United States Regulation. As of December 31, 2017, JVB was registered as a broker-dealer with the SEC and was a member of and regulated by FINRA. JVB is subject to the regulations of FINRA and industry standards of practice that cover many aspects of its business, including initial licensing requirements, sales and trading practices, relationships with customers (including the handling of cash and margin accounts), capital structure, capital requirements, record-keeping and reporting procedures, experience and training requirements for certain employees, and supervision of the conduct of affiliated persons, including directors, officers, and employees. FINRA has the power to expel, fine, and otherwise discipline member firms and their employees for violations of these rules and regulations. JVB is also registered as a broker-dealer in certain states, requiring us to comply with the laws, rules, and regulations of each state in which a broker-dealer subsidiary is registered. Each state may revoke the registration to conduct a securities business in that state and may fine or otherwise discipline broker-dealers and their employees for failure to comply with such state’s laws, rules, and regulations.

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

Ongoing regulatory obligations. As an FCA regulated entity, CCFL is subject to the FCA’s ongoing regulatory obligations, which cover the following wide-ranging aspects of its business:

Threshold Conditions: The FCA’s Threshold Conditions Sourcebook sets out five conditions that all U.K. authorized firms, including CCFL, must satisfy in order to become and remain authorized by the FCA. These relate to having a viable and sustainable business model, an appropriate location for the firm’s head office, being capable of being effectively supervised by the FCA, adequate financial and non-financial resources, and the suitability to be and to remain authorized.

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

Systems and Controls: One of the FCA’s Principles requires a regulated firm to take reasonable care to organize and control its affairs responsibly effectively, with adequate risk management systems. Consequently, the FCA imposes overarching responsibilities on the directors and senior management of a regulated firm. The FCA ultimately expects the senior management of a regulated firm to take responsibility for determining what processes and internal organization are appropriate to its business. Key requirements in this context include the need to have adequate systems and controls in relation to: (1) senior management arrangements and general organizational requirements; (2) compliance, internal audit, and financial crime prevention; (3) outsourcing; (4) record keeping; (5) risk management; and (6) managing conflicts of interest.

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

Financial Resources. One of the FCA’s Principles requires a regulated firm to maintain adequate financial resources. Under the FCA rules, the required level of capital depends on CCFL’s prudential categorization, calculated in accordance with the relevant FCA rules. A firm’s prudential categorization is loosely based on the type of regulated activities that it conducts, as this in turn determines the level of risk to which a firm is considered exposed. CCFL is classified as a BIPRU Investment firm. In broad terms, this means that it would be subject to a base capital requirement of the higher of (1) €50,000; or (2) the higher of ¼ of its annual fixed expenses or the sum of its credit risk plus its market risk. There are also detailed ongoing regulatory capital requirements applicable to a regulated firm, including those relating, settlement risk and client monies.

Anti-money Laundering Requirements. A U.K. financial institution is subject to additional client acceptance requirements, which stem from anti-money laundering legislation that requires a firm to identify its clients before conducting business with or for them and to retain appropriate documentary evidence of this process.

Relevant money laundering legislation in the UK is derived from EU Directives. Legislation also includes the UK’s Money Laundering, Terrorist Financing and Transfer of Funds (Information on Payer) Regulations, 2017, the Proceeds of Crime Act 2002 (as amended) and the Serious Organised Crime and Police Act 2005.  Further provisions in regards to Money Laundering and Terrorist Financing are contained in the Criminal Finances Bill, the Counter Terrorism Act 2008, The Anti-Terrorism, Crime and Security Act 2001, Terrorism Act 2000.  In addition HM Treasury maintains a ‘sanctions list’.

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

The Company recorded a net loss of $5.7 million for the year ended December 31, 2015. We may incur additional losses in future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate our business.

In addition, the Company has incurred and may continue to incur significant expenses in connection with initiating new business activities or in connection with any expansion or reorganization of our businesses. We may also engage in strategic acquisitions and investments for which we may incur significant expenses. Accordingly, we may need to increase our revenue at a rate greater than our expenses in order to achieve and maintain our profitability. If our revenue does not increase sufficiently, or even if our revenue does increase but we are unable to manage our expenses, we will not achieve and maintain profitability in future periods.

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

The incurrence of additional debt to finance our matched book repo business could have a material adverse effect on our financial condition and results of operation.

On October 18, 2017, the Company was notified that it had been approved as a full netting member of the FICC’s Government Securities Division.  As a member of the FICC, the Company has access to the FICC’s GCF repo service that provides netting and settlement services for repurchase transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities).  The Company began entering into matched book GCF repo transactions in November 2017.  The borrowers (the reverse repurchase agreement counterparties) are a diverse group of financial institutions including hedge funds, registered investment funds, REITs, and other similar counterparties.  The lender (the repurchase agreement counterparty) is primarily the FICC itself.  As a result of our new matched book repo business, we have incurred additional debt  and expect to incur additional debt in the future.  Our level of debt and the limitations imposed upon us by our debt agreements could have a material adverse effect on our financial condition and results of operations.

Our matched book repo financing is facilitated through JVB, which is subject to various broker-dealer regulations. JVB’s failure to comply with these regulations, facilitate attractive matched book repo financing and its ability to conduct business with third parties could adversely affect our funding costs, “haircuts” and/or counterparty exposure.

We have grown our matched book repo business under which JVB enters into repurchase and reverse repurchase agreements.  JVB’s ability to access repo funding and to raise funds through the GCF repo service offered by the FICC, requires that it continuously meet the regulatory and membership requirements of FINRA and the FICC, which may change over time. If JVB fails to meet these requirements and is unable to access such funding, we would be required to find alternative funding, which we may be unable to do, and our funding costs, “haircuts” and/or counterparty exposure could increase.  This could make our matched book repo business uneconomical and/or could have a material adverse effect on our financial condition and results of operations.

Our matched book repo business is a new business strategy for us, which will require significant resources and management attention, and we may not be successful in achieving our strategic goals.

There is no assurance that we will be able to operate our new matched book repo business effectively or profitably over the long term, or that our matched book repo business will result in improved operating results. Furthermore, the matched book repo industry is intensely competitive and we compete with existing players in this sector, many of whom are established and have significant resources and existing customer relationships. Moreover, we may not be able to consistently ascertain and allocate the appropriate financial and human resources necessary to grow this business area. We may invest considerable capital in developing our matched book repo business, but fail to achieve satisfactory financial return. In light of these risks and uncertainties, there can be no assurance that we will realize a profit from this new business line or that diverting our management’s attention to this new business line will not have a negative impact on our existing businesses, any of which may have a material adverse effect on our financial condition and results of operations.

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

Our cost management initiatives have included reducing our workforce, which has burdened on our management, systems and resources, and generally increased our dependence on key persons and reduced functional back-ups. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities. In addition, if these and initiatives do not have the desired effects or result in the projected increased efficiencies, the Company may incur additional or unexpected expenses, reputational damage, or loss of customers which would adversely affect the Company’s operations and revenues.

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

Uncertainty regarding Brexit and the outcome of future arrangements between the European Union and the United Kingdom may adversely affect our business.

We have a presence in certain European Union countries, including the U.K. On June 23, 2016, the U.K. voted in favor of a referendum to leave the European Union, commonly referred to as "Brexit." By invoking Article 50 of the Lisbon Treaty, the U.K. is currently set to leave the E.U. in March 2019. In its negotiations with the E.U., the U.K. is not seeking to maintain continued access to the E.U. single market following Brexit, which will lead to the loss of the “passporting” rights for regulated financial services firms to automatically operate throughout the E.U. This future loss of the existing passport right to the E.U. will affect us as it means we will no longer be able to conduct business in the E.U. through our U.K. subsidiary following Brexit.

Current discussions between the U.K. and the E.U. regarding a transitional period following March 2019 envisage a temporary continuation of the existing passporting rights during such period. However, we are not able to predict with any certainty whether the U.K. and the E.U. will be able to agree to a transitional period, which laws and policies will apply during any such transitional period, whether we would be able to rely on the existing “passporting regime” during a transitional period or the length of such period. Accordingly, we have begun the process of establishing a new regulated subsidiary in the E.U. in order to provide continuing services to clients in the E.U. following Brexit.

Brexit is expected to significantly affect the fiscal, monetary and regulatory landscape in both the U.K. and E.U., and could have a material impact on their economies and the future growth of various industries. The exit of the U.K., together with the protracted negotiations around the terms of the exit, could significantly impact the business environment in which we operate, increase the cost of conducting business in both the E.U. and the U.K., and introduce significant new uncertainties with respect to the legal and regulatory requirements to which we are subject. As we currently conduct business in Europe primarily through our U.K. subsidiary, we will face new regulatory and operational costs and challenges associated with the establishment of a new regulated subsidiary in the E.U.

Although it is not possible at this point in time to predict fully the effects of an exit of the U.K. from the E.U., or the substance or timeline for any transitional period, any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations. In addition, Brexit may impact our ability to comply with the extensive government regulation to which we are subject.

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

As of December 31, 2017, we had $12.9 million in other investments, at fair value. Of that amount, $4.5 million represent investments in CLO vehicles.

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

Our broker-dealer relies on Pershing LLC to provide clearing services, as well as other operational and support functions that cannot be provided for internally. In addition, currently all of our margin financing is obtained from Pershing LLC.  As of December 31, 2017, our total margin loan payable to Pershing LLC is $128.6 million.  If our relationship with Pershing LLC is terminated, there can be no assurance that the functions and margin loan financing previously provided could be replaced on comparable economic terms.

We are largely dependent on Bank of New York to provide settlement and clearing services in connection with our matched book repo business.

The Company uses Bank of New York (“BONY”) as its settlement agent for its GCF repo matched book transactions.  The Company is considered self-clearing for this business.  If our relationship with BONY is terminated, there can be no assurance that the functions previously provided by BONY in connection with our matched book repo business could be replaced on comparable economic terms, if at all.

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

Our balance sheet includes approximately $71.3 million par value of recourse indebtedness. Our indebtedness could have important consequences to our stockholders. For example, our indebtedness could:

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

As of December 31, 2017, we have a substantial amount of debt with variable interest rates. We may experience material increases in our interest expense as a result of increases in general interest rate levels.

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

If our internal controls over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. Because we are a smaller reporting company, we are not required to obtain, nor have we voluntarily obtained, an auditor attestation regarding the effectiveness of our controls as of December 31, 2017. Therefore, as of December 31, 2017, we have only performed management’s assessment of the effectiveness of our internal controls and management has determined that our internal controls are effective as of December 31, 2017. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

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

We are a holding company that conducts our business primarily through the Operating LLC as a majority owned subsidiary. Whether or not we qualify under the 40% test is primarily based on whether the securities we hold in the Operating LLC are investment securities. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and other matters. Such limitations could have a material adverse effect on our business and operations. As of December 31, 2017, we are in compliance with and meet the Section 3(a)(1)(C) exclusion.

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

Our business is subject to extensive government and other regulation, and our relationship with our broker-dealer clients may subject us to increased regulatory scrutiny. These regulations are designed to protect the interests of the investing public generally rather than our stockholders and may result in limitations on our activities. Governmental and self-regulatory organizations, including the SEC, FINRA, the Commodity Futures Trading Commission and other agencies and securities exchanges such as the NYSE and NYSE American regulate the U.S. financial services industry, and regulate certain of our operations in the U.S. Some of our international operations are subject to similar regulations in their respective jurisdictions, including rules promulgated by the FCA, which apply to entities which are authorized and regulated by the FCA. These regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. In addition, all records of registered investment advisors and broker-dealers are subject at any time, and from time to time, to examination by the SEC. Some aspects of the business that are subject to extensive regulation and/or examination by regulatory agencies, include:

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

During 2016 and 2017,  22,068 and 15,270 shares, respectively, were repurchased and retired by us both in accordance with our Rule 10b5-1 trading plan (the “10b5-1 Plan”) and through privately negotiated repurchase transactions. We could repurchase shares of our Common Stock at price levels considered excessive, thereby spending more cash on such repurchases as deemed reasonable and effectively retiring fewer shares than would be retired if repurchases were effected at lower prices.  Further, our future repurchases of shares of our Common Stock, if any, and the number of shares of Common Stock we may repurchase will depend upon our financial condition, results of operations and other factors deemed relevant by our Board of Directors. There can be no assurance that we will continue our practice of repurchasing shares of our Common Stock or that we will have the financial resources to repurchase shares of our Common Stock in the future.

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

Daniel G. Cohen, our chairman, has ownership interests in the Operating LLC and competing duties to other entities that could create potential conflicts of interest and may result in decisions that are not in the best interests of other Cohen & Company Inc. stockholders.

Daniel G. Cohen, our chairman, through an entity he wholly owns, Cohen Bros. Financial, LLC (“CBF”), owns 4,983,557 units, or 29.4%, of the membership interests in the Operating LLC and has a majority of the voting power of the Operating LLC members other than Cohen & Company Inc. Additionally, Mr. Cohen owns 8.6% of our Common Stock, and, as noted above, Mr. Cohen may control certain actions of the Company. As an owner of interests in the Operating LLC, Mr. Cohen may have interests that differ from the stockholders of the Company, including in circumstances in which there may be tax consequence to the members of the Operating LLC. As a result of his ownership in both the Operating LLC and the Company, it is possible that Mr. Cohen as a shareholder of the Company could approve or reject actions based on his own interests as a stockholder that may or may not be in the best interests of the other the Company’s stockholders.

Daniel G. Cohen and other executive officers and directors exercise significant influence over matters requiring stockholder approval.

In addition to the 8.6% of our Common Stock outstanding as of December 31, 2017 beneficially owned by Daniel G. Cohen, our chairman, Mr. Cohen beneficially owns 4,983,557 shares of our Series E preferred stock, which have no economic rights, but entitle him to vote together with our stockholders on all matters presented to the stockholders.

The Series E Preferred Stock held by Mr. Cohen give him the same voting rights he would have if all of the Operating LLC membership units held by him were exchanged for Common Stock on a ten for one basis and effectively gives Mr. Cohen voting rights at the Company in the same proportion as his economic interest (as his membership units of the Operating LLC do not carry voting rights at the Company level).  The Series E Preferred Stock effectively enables Mr. Cohen to exercise approximately 29.1% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2017 (in addition to the voting power he holds through his common share ownership).

Except with respect to certain agreements relating to the election of Mr. Cohen to our board of directors and to the board of managers of the operating LLC, there are no voting agreements or other arrangements or understandings among Mr. Cohen, and our other directors and executive officers with respect to our equity securities; however, to the extent that Mr. Cohen and our other directors and executive officers vote their shares in the same manner, their combined stock ownership and voting rights will have a significant or even decisive effect on the election of all of the directors and the approval of matters that are presented to our stockholders. Collectively, Mr. Cohen and our directors and officers control approximately 54.6% of our total shares outstanding entitled to vote. Their ownership may discourage someone from making a significant equity investment in us, even if we needed the investment to operate our business. The size of their combined stock holdings could be a significant factor in delaying or preventing a change of control transaction that other of our stockholders may deem to be in their best interests, such as a transaction in which the other stockholders would receive a premium for their shares over their then current market prices.

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

Your percentage ownership in the Company may be diluted in the future because of equity awards that have been, or may be, granted to our directors, officers and employees. We have adopted equity compensation plans that provide for the grant of equity based awards, including restricted stock, stock options and other equity-based awards to our directors, officers and other employees, advisors and consultants. At December 31, 2017, we had 76,932  shares of restricted stock, 50,000 of restricted units, and 319,826 stock options outstanding to employees and directors of the Company and there were 153,957 shares available for future awards under our equity compensation plans. Vesting of restricted stock and stock option grants is generally contingent upon performance conditions and/or service conditions. Vesting of those shares of restricted units and stock would dilute the ownership interest of existing stockholders. Equity awards will continue to be a source of compensation for employees and directors.

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

In connection with the investments by Mead Park Capital Partners, LLC (“Mead Park Capital”) and EBC 2013 Family Trust (“EBC”), as assignee of CBF, in September 2013 pursuant to the definitive agreements, the Company issued $8,247,501 in aggregate principal amount of the 8% convertible senior promissory notes (the 2013 Convertible Notes”). The 2013 Convertible Notes are convertible into a maximum aggregate amount of 297,195 shares of the Company’s Common Stock assuming none of the interest under the 2013 Convertible Notes is paid to the holders thereof in cash. If the holders of the 2013 Convertible Notes elect to convert such notes into shares of our Common Stock, our existing stockholders may be substantially diluted and the price of our Common Stock may decline.

The resale of the shares of our Common Stock by the Edward E. Cohen IRA and/or EBC could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

In connection the registration rights agreement, dated May 9, 2013, which the Company entered into with Mead Park Capital and CBF, the Company filed a registration statement on Form S-3 with the SEC registering the resale of all of the shares of our Common Stock issued or issuable to Mead Park Capital and EBC, as assignee of CBF, under the definitive agreements and the 2013 Convertible Notes, respectively. On August 28, 2015, Mead Park Capital sold $4,385,628 of the 2013 Convertible Notes and 146,188 shares of Common Stock to the Edward E. Cohen IRA of which Edward E. Cohen is the benefactor. Edward E. Cohen is the father of Daniel G. Cohen. The sale of such shares of our Common Stock by the Edward E. Cohen IRA could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

To maintain our listing on the NYSE American, we must meet certain financial and liquidity criteria. The market price of our Common Stock has been and may continue to be subject to significant fluctuation as a result of periodic variations in our revenues and results of operations. If we violate the NYSE American listing requirements, our Common Stock may be delisted. If we fail to meet any of the NYSE American’s listing standards, our Common Stock may be delisted. In addition, our board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our Common Stock from the NYSE American may materially impair our stockholders’ ability to buy and sell our Common Stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Stock. In addition, the delisting of our Common Stock could significantly impair our ability to raise capital.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The following table lists our current leases as of December 31, 2017.

City	Description	Square Feet	Expiration Date	Status (1)
New York, NY	1633 Broadway	4,797	8/31/2018	Occupied
Philadelphia, PA	2929 Arch Street	9,501	4/30/2021	Partially Occupied / Partially Subleased
Boca Raton, FL	1825 NW Corporate Blvd	9,752	1/31/2021	Partially Occupied / Partially Subleased
London, England	23 College Hill	3,043	3/31/2018	Occupied
Boca Raton, FL	150 East Palmetto Ave	2,460	5/31/2018	Fully Subleased
Paris, France	3 Rue Du Faubourg	2,368	12/31/2019	Occupied
Cold Spring Harbor, NY	44 Main Street	1,023	6/4/2020	Occupied
Charlotte, NC	13850 Ballantyne Corporate Place	220	5/31/2018	Occupied
Hunt Valley, MD	201 International Circle	180	8/31/2018	Occupied

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

In October 2013, the Company received a Pennsylvania corporate net income tax assessment from the Pennsylvania Department of Revenue in the amount of $4,683 (including penalties) plus interest related to a subsidiary of AFN for the 2009 tax year.  The assessment denied this subsidiary’s Keystone Opportunity Zone (“KOZ”) credit for that year.  The Company filed an administrative appeal of this assessment with the Pennsylvania Department of Revenue Board of Appeals, which was denied in June 2014.  The Company filed an appeal with the Pennsylvania Board of Finance and Revenue, which was also denied in May 2015.  The Company has filed an appeal with the Pennsylvania Commonwealth Court.  At a status conference held on October 3, 2017, the Commonwealth requested a 120-day extension of the deadline to file certain documents and/or to set a date for trial.  The Company consented to this request and the Court granted the extension.  On February 5, 2018, the Commonwealth and the Company jointly requested an additional 120-day extension of the deadline. The Court granted this extension.

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

Market Information for Our Common Stock and Dividends

The closing price of our Common Stock was $10.32 on March 5, 2018. We had 1,273,247 shares of Common Stock outstanding held by approximately 39 holders of record as of March 5, 2017.

Commencing on March 22, 2004, our Common Stock began trading on the NYSE under the symbol “SFO.” On October 6, 2006, upon completion of our merger with Alesco Financial Trust and our name change from Sunset Financial Resources, Inc. to Alesco Financial Inc., our NYSE symbol was changed to “AFN.”

On December 16, 2009, we effectuated a 1-for-10 reverse stock split.  Also, our name changed from Alesco Financial Inc. to Cohen & Company Inc., we moved our listing of Common Stock from the NYSE to the NYSE American Stock Exchange (formerly known as the NYSE MKT LLC) and our trading symbol was changed to “COHN.”

Effective January 21, 2011, we changed our name to Institutional Financial Markets, Inc. and our Common Stock began trading on the NYSE American Stock Exchange under the symbol “IFMI.”

On September 1, 2017, we effectuated a second 1-for-10 reverse stock split and changed our name to Cohen & Company Inc. Our trading symbol was changed to “COHN.”

The following sets forth the high and low sale prices of our Common Stock for the quarterly period indicated as reported on the NYSE American Stock Exchange from January 1, 2016 to December 31, 2017 and the cash dividends declared per share.

	Sale Price
	High	Low	Dividends
2017
Fourth quarter	$11.00	$7.51	$0.20
Third quarter	12.00	10.44	0.20
Second quarter	12.90	11.50	0.20
First quarter	13.60	11.30	0.20

2016
Fourth quarter	$14.90	$9.80	$0.20
Third quarter	16.50	8.00	0.20
Second quarter	11.70	7.60	0.20
First quarter	11.80	6.50	0.20

During 2016, the Company’s board of directors declared a $0.20 dividend on each of March 8, 2016, May 3, 2016, August 3, 2016, and November 1, 2016, payable to stockholders of record as of March 23, 2016, May 20, 2016, August 18, 2016, and November 16, 2016, respectively, payable on April 6, 2016, June 3, 2016, September 1, 2016, and November 30, 2016, respectively.

During 2017, the Company’s board of directors declared a $0.20 dividend on each of March 14, 2017, May 3, 2017, August 3, 2017, and November 1, 2017, payable to stockholders of record as of March 28, 2017, May 18, 2017, August 17, 2017, and November 17, 2017, respectively, payable on April 11, 2017, June 1, 2017, August 31, 2017, and December 1, 2017, respectively.

On March 6, 2018, the Company’s board of directors declared a $0.20 dividend payable to stockholders of record as of March 20, 2018, payable on April 3, 2018.

The Company’s board of directors has the power to decide to increase, reduce, or eliminate dividends in the future.  The board’s decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing indebtedness of the Company.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2017 to October 31, 2017	1,910	$10.19	-	$38,847
November 1, 2017 to November 30, 2017	3,840	8.90	-	38,812
December 1, 2017 to December 31, 2017	42,322	9.80	-	38,397
Total	48,072	$9.75	-

(1)

Dollar amounts in thousands.  On August 3, 2007, our board of directors authorized us to repurchase up to $50 million of our Common Stock from time to time in open market purchases or privately negotiated transactions. The repurchase plan was publicly announced on August 7, 2007.    See note 18 to our consolidated financial statements in this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2017, 2016, 2015, 2014, and 2013.

You should read this selected financial data together with the more detailed information contained in our consolidated financial statements and related notes and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 41.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Revenues
Net trading	$26,909	$39,105	$31,026	$28,056	$38,528
Asset management	7,897	8,594	9,682	14,496	19,239
New issue and advisory	6,340	2,982	5,370	5,219	6,418
Principal transactions and other income	6,396	4,667	78	7,979	(6,668)
Total revenues	47,542	55,348	46,156	55,750	57,517

Operating expenses
Compensation and benefits	22,527	31,132	28,028	29,764	47,167
Other operating	17,364	15,339	19,056	21,474	30,049
Depreciation and amortization	249	291	733	1,103	1,405
Impairment of goodwill	-	-	-	3,121	-
Total operating expenses	40,140	46,762	47,817	55,462	78,621
Operating income / (loss)	7,402	8,586	(1,661)	288	(21,104)

Non-operating income / (expense)
Interest expense, net	(6,178)	(4,735)	(3,922)	(4,401)	(4,193)
Other income / (expense)	-	-	-	-	(15)
Income / (loss) from equity method affiliates	-	-	-	27	1,828
Income / (loss) before income taxes	1,224	3,851	(5,583)	(4,086)	(23,484)
Income taxes	(1,211)	422	85	(414)	(3,565)
Net income / (loss)	2,435	3,429	(5,668)	(3,672)	(19,919)
Less: Net (loss) income attributable to the non-controlling interest	371	1,162	(1,589)	(1,087)	(6,601)
Net income / (loss) attributable to Cohen & Company Inc.	$2,064	$2,267	$(4,079)	$(2,585)	$(13,318)

Earnings (loss) per common share:
Basic earnings (loss) per common share	$1.71	$1.86	$(2.76)	$(1.72)	$(10.79)
Weighted average shares outstanding - basic	1,206,906	1,219,189	1,479,083	1,499,862	1,234,047
Diluted earnings (loss) per common share	$1.60	$1.85	$(2.76)	$(1.72)	$(10.79)
Weighted average shares outstanding - diluted	2,592,254	1,736,002	2,011,492	2,032,275	1,766,456
Cash dividends per share	$0.80	$0.80	$0.80	$0.80	$0.80

Balance Sheet Data:
Total assets	$2,036,258	$561,271	$308,415	$342,518	$217,050
Debt	44,177	29,523	28,535	27,939	29,674
Redeemable financial instruments	16,732	6,000	-	-	-
Equity:
Total stockholders' equity	39,872	38,782	39,760	48,235	51,495
Non-controlling interest	8,284	7,980	6,416	8,259	9,688
Total equity	$48,156	$46,762	$46,176	$56,494	$61,183

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

All amounts in this disclosure are in thousands (except share; unit; per share and per unit data) except where noted.

Name Change; Common Stock Reverse Stock Split

On September 1, 2017, we filed two Articles of Amendment to our charter with the State Department of Assessments and Taxation of Maryland, pursuant to which we (i) changed our name to “Cohen & Company Inc.”; (ii) effected a 1-for-10 reverse stock split of our issued and outstanding shares of Common Stock; and (iii) increased the par value of our Common Stock from $0.001 per share to $0.01 per share.  All share and per share amounts for all periods presented herein reflect the reverse split as if it had occurred as of the beginning of the first period presented.

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

•

Asset Management: Our Asset Management business segment manages assets within CDOs, managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of December 31, 2017, we had approximately $3.49 billion in AUM of which 89.3%, or $3.12 billion, was in CDOs. Almost all of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.

•

Principal Investing: Our Principal Investing business segment is comprised of investments that we have made for the purpose of earning an investment return rather than investments made to support our trading, matched book repo, or other Capital Markets business segment activities.  These investments are a component of our other investments, at fair value in our consolidated balance sheets.

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

Business Environment

Our business in general, and our Capital Markets business segment in particular, does not produce predictable earnings.  Our results can vary dramatically from year to year and quarter to quarter.

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

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.    As of December 31, 2017, 89.3% of our existing AUM were CDOs. The creation of CDOs and permanent capital vehicles has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008.

Almost all of our asset management revenue is earned from the management of CDOs.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the by the overall market supply and demand of these investments as well as the individual performance of each investment.  Our principal investments are included within other investments, at fair value in our consolidated balance sheets.  See note 8 to our consolidated financial statements included in Item 1 of this Annual Report on Form 10-K for a detail of the investments that comprise our principal investments.

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

Our response to this margin compression has included: (i) building a diversified fixed income trading platform; (ii) expanding our European advisory and new issue capabilities; (iii) acquiring new product lines; (iv) building a hedging execution and funding operation to service mortgage originators; (v) becoming a full netting member of the FICC enabling us to expand our matched book repo business (see recent events – expansion of matched book repo business below); and (vi) monitoring our fixed costs. Our cost management initiatives are ongoing. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a decline in profitability.

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

Recent Events

Expansion of Matched Book Repo Business

On October 18, 2017, we were informed that we had been approved as a full netting member of the FICC’s Government Services Division.  As a member of the FICC, we have access to the FICC’s General Collateral Funding (“GCF”) repo service that provides netting and settlement services for repurchase transactions where the underlying security is general collateral (primarily US Treasuries and US Agency securities).    The FICC’s GCF repo service provides us with many benefits including: more flexible and lower cost of financing, increased liquidity, increased efficiency in trade execution, and guaranteed settlement.

We began entering into transactions with the FICC in November 2017.  We have agreed to establish and maintain a committed line of credit in a minimum amount of $25,000 on or prior to April 30, 2018.  The FICC reserves the right to terminate our membership if we fail to be in compliance with this condition.  Without access to the FICC’s GCF repo service, any expansion of our matched book repo business will be limited.

Corporate Tax Reform

In December 2017, the U.S. Congress passed the Tax Cuts and Jobs Act of 2017.  Among other things, this law made substantial changes to the way U.S. corporations are taxed.  We are a U.S. corporation and; therefore, are impacted by these changes.

The changes that had the most significant impact on our ongoing operations are:

•

The corporate tax rate was reduced from 35% to 21%.    As the result of our significant Net Operating Loss (“NOL”) and Net Capital Loss (“NCL”) carryforwards, we do not currently pay corporate income tax.  Therefore, this rate reduction will not directly benefit us until we exhaust our existing NOL and NCL carryforwards.  However, once our NOLs and NCLs are either fully utilized, expire, or are otherwise limited, this change will have a significant positive effect on our after tax results.

•

The corporate alternative minimum tax (“AMT”) was eliminated.  Because of our significant NOL and NCL carryforwards, we generally do not currently pay corporate income tax.  However, we have been subject to AMT tax.  We no longer will be subject to AMT tax, and therefore, this will have a positive effect on our after tax results.

•

The new law limits the deductibility of interest expense.  However, any such limit only limits net interest expense (i.e. after offsetting interest income).  This limit should not have a significant adverse impact on us as we currently generate significant interest income in our trading and matched book repo operations.  However, if our business changes in the future such that we do not generate significant interest income, the deductibility of our interest expense may be limited.

The following changes had a one-time impact on us which was recognized in the fourth quarter of 2017:

•

As a result of the corporate tax rate reduction from 35% to 21%, our deferred tax liability was revalued.  This change, as well as the immaterial impact of certain other provisions, resulted in a $1.3 million tax benefit being recognized in the fourth quarter of 2017.

•

As part of the conversion from a worldwide tax system to a modified territorial one, the law imposed a one-time repatriation tax for accumulated earnings in our French subsidiary.  However, because of our existing NOLs, the repatriation tax did not result in an additional tax liability in 2017.  It did, however, result in the utilization of more of our NOL carryforwards than we otherwise would have used.

See note 20 to our consolidated financial statements included in Item 1 of this Annual Report on Form 10-K.

Investment Agreements

On September 29, 2017, we entered into two investment agreements (“2017 Investment Agreements”) by and between Cohen Bros. Financial LLC and the DGC Family Fintech Trust, a trust established by Daniel G. Cohen (together, the “2017 Investors”), respectively, and the Operating LLC.  Daniel G. Cohen, the chairman of our board of directors and the Operating LLC’s board of managers and our largest stockholder, is the sole member of Cohen Bros. Financial LLC.

Pursuant to the 2017 Investment Agreements, the 2017 Investors agreed to invest an aggregate of $10,000 (the “Investment Amount”) into the Operating LLC (the “Investment”), all of which was paid by the 2017 Investors to us on September 29, 2017.  In exchange for the Investment, we agreed to pay to the 2017 Investors, in arrears following each calendar month during the term of the 2017 Investment Agreements, an amount equal to the aggregate investment return for such calendar month, as calculated in accordance with the terms of the 2017 Investment Agreements.  The investment return (“2017 Investment Return”) is defined as an annual return, in the aggregate, equal to:

1.

for any 365-day period beginning on September 29, 2017 or any anniversary of September 29, 2017 (each an “Annual Period”) and ending on or before the third anniversary of September 29, 2017, 3.2% of the Investment Amount, plus (x) 15% of the revenue of the GCF repo business (the “Revenue of the Business”) of JVB, for any Annual Period in which the Revenue of the Business is greater than zero but less than or equal to $5,333, (y) $800 for any Annual Period in which the Revenue of the Business is greater than $5,333 but less than or equal to $8,000, or (z) 10% of the Revenue of the Business for any Annual Period in which the Revenue of the Business is greater than $8,000; or

2.

for any Annual Period following the third anniversary of September 29, 2017, (x) for any Annual Period in which the Revenue of the Business is greater than zero, the greater of 20% of the Investment Amount or 20% of the Revenue of the Business, or (y) for any Annual Period in which the Revenue of the Business is zero or less than zero, 3.2% of the Investment Amount.

The term of the 2017 Investment Agreements commenced on September 29, 2017 and will continue until a Redemption (as defined in the 2017 Investment Agreements) occurs, unless the 2017 Investment Agreements are earlier terminated.  For additional information, see note 16 to our consolidated financial statements included in Item 1 of this Annual Report on Form 10-K.

Reverse Stock Split and Name Change

On September 1, 2017, we changed our name from Institutional Financial Markets, Inc. to Cohen & Company Inc. and effected a 1-for-10 reverse stock split.  In connection with our name change, our ticker symbol on the NYSE American Stock Exchange changed from “IFMI” to “COHN.”  See note 1 to our consolidated financial statements included in Item 1 of this Annual Report on Form 10-K.

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

Issuance of $15,000 of Convertible Note and Termination of Sale of European Operations

On March 10, 2017, the Operating LLC issued a convertible note (the “2017 Convertible Note”) in the aggregate principal amount of $15,000 to DGC Family Fintech Trust, a trust established by Daniel G. Cohen.  The 2017 Convertible Note was issued in exchange for $15,000 in cash.  The 2017 Convertible Note has a 5-year maturity and calls for quarterly interest only payments.  Interest accrues at 8% per annum.  The 2017 Convertible Note is convertible at the option of the holder thereof, in whole or in part at any time prior to maturity, into units of membership interests of the Operating LLC at a conversion price of $1.45 per unit.  Units of the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Company on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.  Pursuant to the 2017 Convertible Note, we agreed to pay to DGC Family Fintech Trust a $600 transaction fee (the “Transaction Fee”).

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

See notes 5 and 12 to our consolidated financial statements included in Item 1 of this Annual Report on Form 10-K.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2017 and 2016.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Year Ended December 31,		Favorable / (Unfavorable)
	2017	2016	$ Change	% Change
Revenues
Net trading	$26,909	$39,105	$(12,196)	(31)%
Asset management	7,897	8,594	(697)	(8)%
New issue and advisory	6,340	2,982	3,358	113%
Principal transactions and other income	6,396	4,667	1,729	37%
Total revenues	47,542	55,348	(7,806)	(14)%

Operating expenses
Compensation and benefits	22,527	31,132	8,605	28%
Business development, occupancy, equipment	2,723	2,595	(128)	(5)%
Subscriptions, clearing, and execution	7,296	6,425	(871)	(14)%
Professional fee and other operating	7,345	6,319	(1,026)	(16)%
Depreciation and amortization	249	291	42	14%
Total operating expenses	40,140	46,762	6,622	14%

Operating income / (loss)	7,402	8,586	(1,184)	(14)%

Non-operating income / (expense)

Interest expense, net	(6,178)	(4,735)	(1,443)	(30)%
Income / (loss) before income taxes	1,224	3,851	(2,627)	(68)%
Income tax expense / (benefit)	(1,211)	422	1,633	387%
Net income / (loss)	2,435	3,429	(994)	(29)%
Less: Net income (loss) attributable to the non-controlling interest	371	1,162	791	68%
Net income / (loss) attributable to Cohen & Company Inc.	$2,064	$2,267	$(203)	(9)%

Revenues

Revenues decreased by $7,806, or 14%, to $47,542 for the year ended December 31, 2017, as compared to $55,348 for the year ended December 31, 2016. As discussed in more detail below, the change was comprised of (i) a decrease of $12,196 in net trading; (ii) a decrease of $697 in asset management revenue; (iii) an increase of $3,358 in new issue and advisory revenue; and (iv) an increase of $1,729 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $12,196, or 31%, to $26,909 for the year ended December 31, 2017, as compared to $39,105 for the year ended December 31, 2016.  The following table shows the detail by trading group.

NET TRADING
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	Change
Mortgage	$7,569	$8,882	$(1,313)
High yield corporate	5,134	10,802	(5,668)
Investment grade corporate	889	6,515	(5,626)
SBA	791	1,692	(901)
Matched book repo	3,789	2,918	871
Wholesale and other	8,737	8,296	441
Total	$26,909	$39,105	$(12,196)

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the year ended December 31, 2017 may not be indicative of future results. Furthermore, from time to time, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 8 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

We consider our matched book repo business to be subject to significant concentration risk.  See note 11 to our consolidated financial statements included in Item 1 of this Annual Report on Form 10-K.

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

ASSETS UNDER MANAGEMENT
(Dollars in thousands)

	As of December 31,
	2017	2016	2015
Company-sponsored CDOs	$3,117,372	$3,439,054	$3,746,561
Managed accounts	374,510	229,119	165,834
Assets under management (1)	$3,491,882	$3,668,173	$3,912,395

(1)	AUM for Company-sponsored CDOs and other managed accounts represents total AUM at the end of the period indicated.

Asset management fees decreased by $697, or 8%, to $7,897 for the year ended December 31, 2017, as compared to $8,594 for the year ended December 31, 2016, as discussed in more detail below.

ASSET MANAGEMENT
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	Change
CDO	$5,848	$7,644	$(1,796)
Other	2,049	950	1,099
Total	$7,897	$8,594	$(697)

CDOs

A substantial portion of our asset management fees are earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to repayments and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.

Asset management revenue from Company-sponsored CDOs decreased by $1,796 to $5,848 for the year ended December 31, 2017, as compared to $7,644 for the year ended December 31, 2016. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	Change
TruPS and insurance company debt - U.S.	$3,871	$3,968	$(97)
TruPS and insurance company debt - Europe	1,462	1,746	(284)
Broadly syndicated loans - Europe	515	1,930	(1,415)
Total	$5,848	$7,644	$(1,796)

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

A significant portion of our managed CDOs have stopped paying subordinated management fees due to the diversion of cash flows required by the CDO governing documents.  See “Critical Accounting Policies” beginning on page 66 for discussion of our accounting policy regarding recognition of revenue related to subordinated management fees.

Other

Other asset management revenue increased by $1,099 to $2,049 for the year ended December 31, 2017, as compared to $950 for the year ended December 31, 2016.  The increase was primarily due to performance fees being earned on, and increases in the AUM of, our managed accounts during 2017.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $3,358, or 113%, to $6,340 for the year ended December 31, 2017, as compared to $2,982 for the year ended December 31, 2016.

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

In addition, we often incur certain costs related to new issue engagements.  These costs are included as a component of either subscriptions, clearing and execution, or professional fees and other and will generally be recognized in the same period that the related revenue is recognized.

Principal Transactions and Other Income

Principal transactions and other income increased by $1,729 to $6,396 for the year ended December 31, 2017, as compared to $4,667 for the year ended December 31, 2016.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	Change
EuroDekania	$120	$(1,005)	$1,125
Tiptree	-	(25)	25
Currency hedges	(143)	38	(181)
CLO investments	1,058	2,626	(1,568)
Other principal investments	(225)	14	(239)
Total principal transactions	810	1,648	(838)

Alesco X-XVII revenue share	1,776	780	996
Star Asia revenue share	3,289	1,583	1,706
IIFC revenue share	549	356	193
Other revenue shares	-	163	(163)
All other income / (loss)	(28)	137	(165)
Other income	5,586	3,019	2,567

Total	$6,396	$4,667	$1,729

Principal Transactions

EuroDekania is an investment company and we carry our investment at the NAV of the fund.  Income recognized in each period is the result of changes in the underlying NAV of the fund as well as distributions received.  Our investment in EuroDekania is denominated in Euros.  We sometimes hedge this exposure (as described in greater detail below).  Currently, EuroDekania is making no new investments, and has no plans to make new investments.  As cash has been received from its current investments, it has been returned to EuroDekania’s shareholders.

Tiptree is publicly traded and we carried our investment at Tiptree’s closing share price.  Changes in the fair value of our investment in Tiptree represent changes in its share price, realized gains or losses on sales, and any dividends declared.  We sold a significant portion of our investment in Tiptree during 2015 and the remainder of our holdings in Tiptree in 2016.  As of December 31, 2016, we no longer held an investment in Tiptree.

Our currency hedge consisted of a Euro forward agreement designed to hedge the currency risk primarily associated with our investment in EuroDekania.

The CLO investments represent investments in the most junior tranche of certain CLOs.  Our CLO investments have declined over time as we have received returns of principal and proceeds from sales that we have not reinvested in new CLO investments.  The average carrying value of our CLO investments for the year ended December 31, 2017 was $5,289 as compared to $7,984 for the year ended December 31, 2016.

The income on CLO investments of $1,058 recognized during the year ended December 31, 2017, is comprised of $1,124 of investment income, $701 of unrealized gains, partially offset by $55 of realized loss and $712 of impairment charges.  The income on CLO investments of $2,626 recognized during the year ended December 31, 2016, is comprised of $1,213 of investment income, $2,729 of unrealized gains, partially offset by $733 of realized loss and $583 of impairment charges.

Other Income

Other income increased by $2,567 to $5,586 for the year ended December 31, 2017, as compared to $3,019 for the year ended December 31, 2016.

The revenue share arrangements noted above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned above certain thresholds.  See discussion of revenue share arrangements in “Item 1 — Business” beginning on page 5.    These arrangements expire, or have expired, as follows:

•

The Alesco X-XVII revenue share arrangement expired in February 2017.  Included in the revenue share revenue recognized during the year ended December 31, 2017, was $1,579 of contingent amounts that became due upon the conclusion of the arrangement.  No additional revenue will be earned from this arrangement.

•

The Star Asia revenue share arrangement does not have a fixed termination date but we currently expect it to terminate during the first half of 2018.  The increase from the year ended December 31, 2016 to the year ended December 31, 2017 was the result of greater incentive payments received by Star Asia in the year ended December 31, 2017.

•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.    Through December 31, 2017, we have earned $1,681 in the aggregate.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

•	The other revenue share arrangements were based on management fees earned on management contracts related to certain CDOs. All of these arrangements ended in 2016.

Operating Expenses

Operating expenses decreased by $6,622, or 14%, to $40,140 for the year ended December 31, 2017, as compared to $46,762 for the year ended December 31, 2016. As discussed in more detail below, the change was comprised of (i) a decrease of $8,605 in compensation and benefits; (ii) an increase of $128 in business development, occupancy, and equipment; (iii) an increase of $871 in subscriptions, clearing, and execution; (iv) an increase of $1,026 in professional fee and other operating; and (v) a decrease of $42 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $8,605, or 28%, to $22,527 for the year ended December 31, 2017, as compared to $31,132 for the year ended December 31, 2016.

COMPENSATION AND BENEFITS
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	Change
Cash compensation and benefits	$21,795	$29,967	$(8,172)
Equity-based compensation	732	1,165	(433)
Total	$22,527	$31,132	$(8,605)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $8,172 to $21,795 for the year ended December 31, 2017, as compared to $29,967 for the year ended December 31, 2016. This decrease was primarily a result of a decrease in incentive compensation, which is tied to revenue and operating profitability, partially offset by an increase in headcount.  Our total headcount increased from 79 at December 31, 2016 to 88 at December 31, 2017.

Equity-based compensation decreased by $433 to $732 for the year ended December 31, 2017, as compared to $1,165 for the year ended December 31, 2016.  The decrease was primarily the result of certain employee options becoming fully vested in 2016.  No options were granted in 2017.  See note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $128, or 5%, to $2,723 for the year ended December 31, 2017, as compared to $2,595 for the year ended December 31, 2016. This was comprised of an increase in business development expense of $213 partially offset by a decrease in occupancy and equipment of $85.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $871, or 14%, to $7,296 for the year ended December 31, 2017, as compared to $6,425 for the year ended December 31, 2016.    This was comprised of an increase in subscriptions of $99 and an increase in clearing and execution of $772.  The increase in clearing and execution was comprised of an increase in clearing costs of $73 and an increase in solicitation costs associated with European asset management and origination of $699.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $1,026, or 16%, to $7,345 for the year ended December 31, 2017, as compared to $6,319 for the year ended December 31, 2016. This increase was primarily the result of increased consulting costs associated with the launch of our new GCF matched repo business as well as costs associated with new issue revenue earned by CCFL.

Depreciation and Amortization

Depreciation and amortization decreased by $42, or 14%, to $249 for the year ended December 31, 2017, as compared to $291 for the year ended December 31, 2016. This decrease was primarily due to certain fixed assets becoming fully depreciated.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $1,443, or 30%, to $6,178 for the year ended December 31, 2017, as compared to $4,735 for the year ended December 31, 2016.

INTEREST EXPENSE
	Year Ended December 31,
	2017	2016	Change
Junior subordinated notes	$3,293	$3,176	$117
2013 Convertible Notes	811	798	13
2017 Convertible Note	1,154	-	1,154
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF	89	-	89
Redeemable Financial Instrument - JKD Capital Partners I LTD	831	761	70
	$6,178	$4,735	$1,443

See notes 16 and 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) was ($1,211) for the year ended December 31, 2017, as compared to $422 for the year ended December 31, 2016. The tax expense recognized in 2017 was comprised of $1,279 of deferred tax benefit partially offset by $68 of current tax expense.  The deferred tax benefit recognized in 2017 was primarily the result of the Tax Cuts and Jobs Act of 2017.  See Recent Events – Corporate Tax Reform.  Among other things, the law reduced the corporate tax rate from 35% to 21%.  As a result, we revalued our deferred tax liability and recognized a one-time tax deferred income tax benefit.  The tax expense recognized in 2016 was comprised of $92 of current tax expense and $330 of deferred tax expense.  The deferred tax expense was primarily the result of changes in the expected reversal pattern of our deferred tax liability.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the years ended December 31, 2017 and 2016 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated but not wholly owned by the Operating LLC.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2017

	Total
	Operating	Cohen & Company	Consolidated
	LLC	Inc.	Cohen & Company
Net income / (loss) before tax	$1,224	$-	$1,224
Income tax expense / (benefit)	18	(1,229)	(1,211)
Net income / (loss) after tax	1,206	1,229	2,435
Average effective Operating LLC non-controlling interest % (1)	30.76%
Total non-controlling interest	$371

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2016

	Total
	Operating	Cohen & Company	Consolidated
	LLC	Inc.	Cohen & Company
Net income / (loss) before tax	$3,851	$-	$3,851
Income tax expense / (benefit)	52	370	422
Net income / (loss) after tax	3,799	(370)	3,429
Average effective Operating LLC non-controlling interest % (1)	30.59%
Total non-controlling interest	$1,162

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

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Year Ended December 31,		Favorable / (Unfavorable)
	2016	2015	$ Change	% Change
Revenues
Net trading	$39,105	$31,026	$8,079	26%
Asset management	8,594	9,682	(1,088)	(11)%
New issue and advisory	2,982	5,370	(2,388)	(44)%
Principal transactions and other income	4,667	78	4,589	5883%
Total revenues	55,348	46,156	9,192	20%

Operating expenses
Compensation and benefits	31,132	28,028	(3,104)	(11)%
Business development, occupancy, equipment	2,595	3,388	793	23%
Subscriptions, clearing, and execution	6,425	7,164	739	10%
Professional fee and other operating	6,319	8,504	2,185	26%
Depreciation and amortization	291	733	442	60%
Total operating expenses	46,762	47,817	1,055	2%

Operating income / (loss)	8,586	(1,661)	10,247	617%

Non-operating income / (expense)

Interest expense, net	(4,735)	(3,922)	(813)	(21)%
Income / (loss) before income taxes	3,851	(5,583)	9,434	169%
Income tax expense / (benefit)	422	85	(337)	(396)%
Net income / (loss)	3,429	(5,668)	9,097	160%
Less: Net income (loss) attributable to the non-controlling interest	1,162	(1,589)	(2,751)	(173)%
Net income / (loss) attributable to Cohen & Company Inc.	$2,267	$(4,079)	$6,346	156%

Revenues

Revenues increased by $9,192, or 20%, to $55,348 for the year ended December 31, 2016, as compared to $46,156 for the year ended December 31, 2015. As discussed in more detail below, the change was comprised of (i) an increase of $8,079 in net trading revenue; (ii) a decrease of $1,088 in asset management revenue; (iii) a decrease of $2,388 in new issue and advisory revenue; and (iv) an increase of $4,589 in principal transactions and other income.

Net Trading

Net trading revenue increased by $8,079, or 26%, to $39,105 for the year ended December 31, 2016, as compared to $31,026 for the year ended December 31, 2015.        The following table shows the detail by trading group.

NET TRADING
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	Change
Mortgage	$8,882	$6,237	$2,645
High yield corporate	10,802	7,468	3,334
Investment grade corporate	6,515	5,296	1,219
SBA	1,692	1,761	(69)
Matched book repo	2,918	1,418	1,500
Wholesale and other	8,296	8,846	(550)
Total	$39,105	$31,026	$8,079

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

A significant portion of our managed CDOs have stopped paying subordinated management fees due to diversion of cash flows called for within the CDO governing documents.  See “Critical Accounting Policies” beginning on page 66 for discussion of our accounting policy regarding recognition of revenue related to subordinated management fees.

Other

Other asset management revenue decreased by $54 to $950 for the year ended December 31, 2016 from $1,004 for the year ended December 31, 2015.    The decrease was comprised of a decrease in asset management revenue earned from separate accounts primarily due to lower performance fees being earned during 2016.

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

In addition, we often incur certain costs related to new issue engagements.  These costs are included as a component of either subscriptions, clearing and execution, or professional fees and other and will generally be recognized in the same period that the related revenue is recognized.

Principal Transactions and Other Income

Principal transactions and other income increased by $4,589 to $4,667 for the year ended December 31, 2016, as compared to $78 for the year ended December 31, 2015.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	Change
EuroDekania	$(1,005)	$(12)	$(993)
Tiptree	(25)	(393)	368
Currency hedge	38	374	(336)
CLO Investments	2,626	(1,512)	4,138
Other principal investments	14	104	(90)
Total principal transactions	1,648	(1,439)	3,087

Alesco X-XVII revenue share	780	774	6
Star Asia revenue share	1,583	2,162	(579)
IIFC revenue share	356	366	(10)
FGC revenue share	-	292	(292)
Other revenue shares	163	269	(106)
Note receivable	-	(2,055)	2,055
All other income / (loss)	137	(291)	428
Other income	3,019	1,517	1,502
Total	$4,667	$78	$4,589

Principal Transactions

EuroDekania is an investment company and we carry our investment at the NAV of the fund.  Income recognized in each period is a result of changes in the underlying NAV of the fund as well as distributions received.  Our investment in EuroDekania is denominated in Euros.  We sometimes hedge this exposure (as described in greater detail below).  Currently, EuroDekania is making no new investments, and has no plans to make new investments.  As cash has been received from its current investments, it has been returned to EuroDekania’s shareholders.

Tiptree is publicly traded and we carried our investment at Tiptree’s closing share price.  Changes in the fair value of our investment in Tiptree represent changes in its share price, realized gains or losses on sales, and any dividends declared.  We sold a significant portion of our investment in Tiptree during 2015 and the remainder of our holdings in Tiptree in 2016.  As of December 31, 2016, we no longer held an investment in Tiptree.

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

•	The Alesco X-XVII revenue share arrangement expired in February 2017.
•	The Star Asia revenue share arrangement does not have a fixed termination date but we currently expect it to terminate during the first half of 2018.

•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.    Through December 31, 2016, we had earned $1,131 in the aggregate.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

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

Operating Expenses

Operating expenses decreased by $1,055, or 2%, to $46,762 for the year ended December 31, 2016, as compared to $47,817 for the year ended December 31, 2015. As discussed in more detail below, the change was comprised of (i) an increase of $3,104 in compensation and benefits; (ii) a decrease of $793 in business development, occupancy, and equipment; (iii) a decrease of $739 in subscriptions, clearing, and execution; (iv) a decrease of $2,185 in professional fee and other operating; and (v) a decrease of $442 in depreciation and amortization.

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

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $739, or 10%, to $6,425 for the year ended December 31, 2016, as compared to $7,164 for the year ended December 31, 2015. This was comprised of a decrease in subscriptions of $430 and a decrease in clearing and execution of $309. The decrease in subscriptions was primarily the result of cancellation or non-renewal of subscriptions in connection with continued cost management efforts and reduced headcount.  The decrease in clearing and execution was due to a decrease in solicitation costs associated with European asset management and origination of $640, partially offset by an increase in clearing costs of $331.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses decreased by $2,185, or 26%, to $6,319 for the year ended December 31, 2016 as compared to $8,504 for the year ended December 31, 2015. This was comprised of a decrease in professional fees that was primarily the result of a decrease in legal fees incurred.

Depreciation and Amortization

Depreciation and amortization decreased by $442, or 60%, to $291 for the year ended December 31, 2016, as compared to $733 for the year ended December 31, 2015. This decrease was primarily due to certain fixed assets becoming fully depreciated.

Non-Operating Income and Expense

Interest Expense, net

Interest expense increased by $813, or 21%, to $4,735 for the year ended December 31, 2016, as compared to $3,922 for the year ended December 31, 2015. The increase was comprised of (i) an increase of $43 on our junior subordinated notes, which are variable rate; (ii) an increase of $15 related to our convertible debt due to increased amortization of discount; (iii) an increase of $761 for interest incurred on our redeemable financial instrument issued during 2016; partially offset by (iv) a decrease of $6 in other interest expense.  See note 16 and 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income Tax Expense / (Benefit)

Income tax expense / (benefit) was $422 for the year ended December 31, 2016 as compared to income tax expense / (benefit) of $85 for the year ended December 31, 2015.    The tax expense recognized in 2016 was comprised of $92 of current tax expense and $330 of deferred tax expense.  The deferred tax expense was primarily the result of changes in the expected reversal pattern of our deferred tax liability.  The tax expense recognized in 2015 was primarily the result of foreign tax expense.  See discussion of Pennsylvania income tax assessment and other information in note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2016

	Total
	Operating	Cohen & Company	Consolidated
	LLC	Inc.	Cohen & Company
Net income / (loss) before tax	$3,851	$-	$3,851
Income tax expense / (benefit)	52	370	422
Net income / (loss) after tax	3,799	(370)	3,429
Average effective Operating LLC non-controlling interest % (1)	30.59%
Total non-controlling interest	$1,162

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2015

	Total
	Operating	Cohen & Company	Consolidated
	LLC	Inc.	Cohen & Company
Net income / (loss) before tax	$(5,583)	$-	$(5,583)
Income tax expense / (benefit)	108	(23)	85
Net income / (loss) after tax	(5,691)	23	(5,668)
Average effective Operating LLC non-controlling interest % (1)	27.92%
Total non-controlling interest	$(1,589)

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise making distributions and loans.  Currently, JVB is subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in JVB. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through a distribution or a loan. CCFL is regulated by the FCA and must maintain certain minimum levels of capital. See note 22 to our consolidated financial statements included in this Annual Report on Form 10-K.

See Liquidity and Capital Resources – Debt Financing and Liquidity and Capital Resources – Contractual Obligations below.

During the third quarter of 2010, our board of directors initiated a dividend of $0.50 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, our board of directors declared a dividend of $0.20 per quarter, which was paid regularly through the fourth quarter of 2017. Our board of directors has the power to decide to increase, reduce, or eliminate dividends in the future and such decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing our indebtedness. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon the payment of dividends to stockholders of the Company.

On March 6, 2018, our board of directors declared a cash dividend of $0.20 per share, which will be paid on our Common Stock on March 20, 2018 to stockholders of record on April 3, 2018. A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to our stockholders.

On March 17, 2017 and 2016, we entered into letter agreements (together, the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (the “Agent”).  The 2016 letter agreement was in effect from March 17, 2016 until December 15, 2016.  The 2017 letter agreement is in effect from March 17, 2017 until March 17, 2018.  The 2016 letter agreement called for the Agent to use its commercially reasonable efforts to purchase, on our behalf, up to an aggregate maximum of $1,000 of the shares of Common Stock on any day that the NYSE American Stock Exchange is open for business.  The 2017 letter agreement calls for the Agent to purchase up to an aggregate maximum of $2,000 of Common Stock.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.

Pursuant to the 10b5-1 Plan, the Company repurchased 15,270 shares in the open market for a total purchase price of $149 for the twelve months ended December 31, 2017.  In addition, in privately negotiated transactions, during the second quarter of 2017, the

Company purchased 2,774 shares for an aggregate purchase price of $33 or $12 per share from an employee of the Company and; during the fourth quarter of 2017, the Company purchased 27,345 shares for an aggregate purchase price of $273 or $10 per share from a current member of the board of directors.  Also during the fourth quarter of 2017, the Company purchased 11,177 shares from an unrelated third party in a privately negotiated transaction for an aggregate purchase price of $112 or $10 per share.

Pursuant to the 10b5-1 Plan, the Company repurchased 22,068 shares in the open market for a total purchase price of $208 for the twelve months ended December 31, 2016.  In addition, on March 21, 2016, we (i) repurchased 65,000 shares of Common Stock from an unrelated third-party in a privately negotiated transaction for an aggregate purchase price of $813, which represents a per share price of $12.50, and (ii) repurchased an aggregate of 104,400 shares of Common Stock from an investment manager representing certain stockholders who are unrelated to the Company in a separate privately negotiated transaction for an aggregate purchase price of $1,306, which represents a per share price of $12.50.

All of the repurchases noted above were completed using cash on hand.

On October 3, 2016, the Operating LLC received a $6,000 investment from JKD Capital Partners I LTD.  The Operating LLC received a subsequent investment of $1,000 in January 2017.  See note 16 to our consolidated financial statements on Item 1 of this Annual Report on Form 10-K.

On March 10, 2017, the Operating LLC issued the 2017 Convertible Note in an aggregate principal amount of $15,000 to DGC Fintech Trust.  See Recent Events – Issuance of $15,000 Convertible Note and Termination of Sale of European Operations.  Also, see note 17 to our consolidated financial statements included in Item 1 of this Annual Report on Form 10-K.

We filed a Registration Statement on Form S-3 on February 14, 2014, which was declared effective by the SEC on May 14, 2014.  The registration statement enabled us to offer and sell, in the aggregate, up to $300,000 of debt securities, preferred stock (either separately or represented by depositary shares), or Common  Stock (including, if applicable, any associated preferred stock purchase rights, subscription rights, stock purchase units and warrants, as well as units that include any of these securities). Further, certain of the securities issuable under the registration statement may be convertible into or exercisable or exchangeable for Common Stock or preferred stock of the Company, and we were able to offer and sell any of the securities issuable under the registration statement separately or together, in any combination with other securities. The ability to offer and sell securities issuable under the registration statement provides another source of liquidity in addition to the alternatives already in place. Further, any net proceeds from a sale of our securities under the registration statement could be used for our operations and for other general corporate purposes, including, but not limited to, capital expenditures, repayment or refinancing of borrowings, working capital, investments, and acquisitions. The registration statement expired on May 14, 2017.

On September 29, 2017, the Operating LLC entered into the 2017 Investment Agreements with the 2017 Investors for $10,000.  See Recent Events – Investment Agreements.  Also, see note 16 to our consolidated financial statements on Item 1 of this Annual Report on Form 10-K.

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

(4) To fund potential dividends and distributions. During the third quarter of 2010 and for each subsequent quarter through December 31, 2017, the board of directors has declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of Cohen & Company Inc.

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

As of December 31, 2017 and December 31, 2016, we maintained cash and cash equivalents of $22,933 and $15,216, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities	$(11,916)	$(8,731)	$(4,152)
Cash flow from investing activities	(3,896)	7,951	11,871
Cash flow from financing activities	23,118	2,268	(5,620)
Effect of exchange rate on cash	411	(387)	(237)
Net cash flow	7,717	1,101	1,862
Cash and cash equivalents, beginning	15,216	14,115	12,253
Cash and cash equivalents, ending	$22,933	$15,216	$14,115

See the statements of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

2017 Cash Flows

As of December 31, 2017, our cash and cash equivalents were $22,933, representing an increase of $7,717 from December 31, 2016. The increase was attributable to the cash used by operating activities of $11,916, the cash used by investing activities of $3,896, the cash provided in financing activities of $23,118, and the increase in cash resulting from a change in exchange rates of $411.

The cash used by operating activities of $11,916 was comprised of (a) net cash inflows of $3,659 related to working capital fluctuations; (b) net cash outflows of  $18,224 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) net cash inflows from other earnings items of $2,649 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses on other investments, income or loss from equity method affiliates, equity based compensation, depreciation, and amortization).

The cash used by investing activities of $3,896 was comprised of (a) $7,155 of cash used to purchase other investments, at fair value; (b) $143 of cash used to purchase furniture, equipment, and leasehold improvements; partially offset by (c) $3,402 of cash provided by sales and returns of principal of other investments, at fair value.

The cash provided in financing activities of $23,118 was comprised of (a) $11,000 in proceeds from the issuance of the redeemable financial instrument (see note 16 to our consolidated financial statements included in this Annual Report on Form 10-K); (b) $15,000 in proceeds from issuance of convertible debt (see note 17 to our consolidated financial statements included in this Annual Report on Form 10-K; partially offset by (c) $800 in cash used to pay issuance and financing costs; (d) $100 in cash used to net settle equity awards; (e) $572 in repurchases of our Common Stock; (f) $985 of dividends to stockholders of Cohen & Company Inc.; and (e) $425 of distributions to the non-controlling interests of the Operating LLC.

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

The cash provided in financing activities of $2,268 was comprised of (a) $6,000 in proceeds from the issuance of the redeemable financial instrument (see note 16 to our consolidated financial statements included in this Annual Report on Form 10-K); partially offset by (b) $28 in cash used to net settle equity awards; (c) $2,325 in repurchases of our Common Stock; (d) $954 of dividends to stockholders of Cohen & Company Inc.; and (e) $425 of distributions to the non-controlling interests of the Operating LLC.

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

The cash used in financing activities of $5,620 was comprised of (a) $4,000 in repurchases of our Common Stock in connection with the Termination Agreement (see note 28 to our consolidated financial statements included in this Annual Report on Form 10-K), (b) $1,193 of dividends to stockholders of Cohen & Company Inc., and (c) $427 of distributions to non-controlling interests of the Operating LLC.

Regulatory Capital Requirements

As of December 31, 2017, two of our subsidiaries were licensed securities dealers in the United States or the United Kingdom. As broker-dealers, our U.S. subsidiary, JVB, is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at December 31, 2017 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in thousands)
United States	$250
United Kingdom	1,171
Total	$1,421

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at December 31, 2017 total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $71,882. See note 22 to our consolidated financial statements included in this Annual Report on Form 10-K.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

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

	For the Year Ended December 31,
	2017	2016	2015
Receivables under resale agreements
Period end	$1,680,883	$281,821	$128,011
Monthly average	539,332	270,343	134,533
Maximum month end	1,680,883	373,294	172,746
Securities sold under agreements to repurchase
Period end	$1,692,279	$295,445	$127,913
Monthly average	545,029	277,068	134,564
Maximum month end	1,692,279	373,583	172,717

Fluctuations in the balance of our repurchase agreements from period to period and intraperiod are dependent on business activity in those periods. The fluctuations in the balances of our receivables under resale agreements over the periods presented were impacted by our clients’ desires to execute collateralized financing arrangements through the repurchase market or other financing products. In 2017, the addition of the GCF repo business resulted in increased balances.

Average balances and period end balances will fluctuate based on market and liquidity conditions and we consider such intraperiod fluctuations as typical for the repurchase market. Month-end balances may be higher or lower than average period balances.

Debt Financing

As of December 31, 2017, we had the following sources of debt financing other than securities financing arrangements: contingent convertible senior notes, comprised of our 2013 Convertible Notes and our 2017 Convertible Note, and junior subordinated notes payable to the following two special purpose trusts; Alesco Capital Trust I and Sunset Financial Statutory Trust I.

See note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our outstanding debt.

The following table summarizes our long-term indebtedness and other financing outstanding.

DETAIL OF DEBT
(Dollars in thousands)

Description	As of December 31, 2017	As of December 31, 2016	Interest Rate Terms	Interest (4)	Maturity
Contingent convertible debt:
8.00% convertible senior note ("the 2017 Convertible Note")	$15,000	$-	Fixed	8.00%	March 2022 (1)
8.00% convertible senior notes ("the 2013 Convertible Notes")	8,248	8,248	Fixed	8.00%	September 2018 (2)
Less unamortized debt issuance costs	(1,343)	(274)
	21,905	7,974
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	5.38%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	5.84%	March 2035
Less unamortized discount	(25,853)	(26,576)
	22,272	21,549
Total	$44,177	$29,523

(1)

The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount of the 2017 Convertible Note at any time prior to maturity into units of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Company on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.

(2)

The holders of the 2013 Convertible Notes may convert all or any part of the outstanding principal amount of the 2013 Convertible Notes at any time prior to maturity into shares of the Company’s Common Stock at a conversion price of $30.00 per share, subject to customary anti-dilution adjustments.

(3)

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

(4)	Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

As of December 31, 2017, we have the following sources of financing which we account for as redeemable financial instruments.  See note 16 to our consolidated financial statements included in this Annual Report on Form 10-K

Redeemable Financial Instruments
(Dollars in thousands)

	As of December 31, 2017	As of December 31, 2016
JKD Capital Partners I LTD	$6,732	$6,000
DGC Family Fintech Trust / CBF	10,000	-
	$16,732	$6,000

Off-Balance Sheet Arrangements

Other than as described in note 10 (derivative financial instruments) and note 15 (variable interest entities) to our consolidated financial statements included in this Annual Report on Form 10-K, there were no material off balance sheet arrangements as of December 31, 2017.

Contractual Obligations

The table below summarizes our significant contractual obligations as of December 31, 2017 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Also, we have assumed that the 8.0% Convertible Notes are not converted prior to maturity.  Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements.  In addition, amortization of discount on debt is excluded.

CONTRACTUAL OBLIGATIONS
December 31, 2017
(Dollars in thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$2,040	$879	$1,090	$71	$-
Maturity of 2013 Convertible Notes (1)	8,248	8,248	-	-	-
Interest on 2013 Convertible Notes (1)	490	490	-	-	-
Maturity of 2017 Convertible Note (1)	15,000	-	-	15,000	-
Interest on 2017 Convertible Note (1)	5,030	1,200	2,403	1,427	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	49,779	2,682	5,362	5,362	36,373
Redeemable Financial Instrument - JKD Capital Partners 1 (3)	6,732	-	6,732	-	-
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF (3)	10,000	-	10,000	-	-
Minimum variable payment due on Redeemable Financial Instruments (4)	880	320	560	-	-
Other Operating Obligations (5)	4,878	1,908	1,574	935	461
	$151,202	$15,727	$27,721	$22,795	$84,959

(1)	Assumes the 2013 Convertible Notes and the 2017 Convertible Note are not converted prior to maturity.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 5.38% (based on a 90-day LIBOR rate in effect as of December 31, 2017 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 5.84% (based on a 90-day LIBOR rate in effect as of December 31, 2017 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

(5)	Represents material operating contracts for various services.

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

We adopted the fair value measurement provisions in FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), applicable to financial assets and financial liabilities effective January 1, 2008. FASB ASC 820 defines fair value as the price that would be received to sell the asset or paid to transfer the liability between market participants at the measurement date (“exit price”). An exit price valuation will include margins for risk even if they are not observable. In accordance with FASB ASC 820, we categorize our financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the hierarchy under FASB ASC 820 are described below.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The core principle of this ASU is to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.    Subsequently, the FASB issued a series of modifying ASUs that do not change the core principle of the guidance stated in ASU 2014-09.  The modifying ASUs include:    ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606):    Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606):    Narrow Scope Improvements and Practical Expedients.    We must adopt the amendments in ASU 2016-08, ASU 2016-10, and ASU 2016-12 with the adoption of ASU 2014-09.  The effective date for all of the amendments in these ASUs is for annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date. Early application is permitted.  We commenced our evaluation of the impact of this ASU in 2016.  This ASU excludes from its scope revenue recognition related to items we record as a component of net trading and principal transactions within our consolidated statements of operations.  Therefore, this ASU will have no impact on these items.  Furthermore, we have concluded that the new guidance will not have a material impact on items we records as a component of asset management or other revenue.  We adopted the new guidance on January 1, 2018 using the modified retrospective transition method.  We expect any cumulative effect adjustment resulting from the application of this method will be immaterial.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).    Under the new guidance, lessees will be required to recognize the following for all leases with the exception of short-term leases:  (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessor accounting is largely unchanged.  Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.  The ASU is effective for entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted.  We expect to adopt this new guidance effective January 1, 2019.  We are currently evaluating the impact of these amendments on the presentation in our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment. The amendments in this ASU eliminate Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  This ASU is effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017 and should be applied on a prospective basis. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of a Nonfinancial Assets (Subtopic 610-20):  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.  The amendments in this ASU clarify that a financial asset within the scope of this topic may include nonfinancial assets transferred within a legal entity to counterparty.  The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to counterparty and derecognize each asset when counterparty obtains control of it. The effective date for  this ASU is for annual periods beginning after December 15, 2017.    Early application is permitted.  We are currently evaluating the impact of these amendments on the presentation in its consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivative and Hedging:  Targeted Improvements to Accounting for Hedging Activities (Topic 815).  This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments refine and expand hedge accounting for both financial and commodity risks and it contains provisions to create more transparency and clarify how economic results are presented. We are currently evaluating the impact of these amendments on the presentation in its consolidated financial statements.

ITEM  7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of December 31, 2017, we would have incurred a loss of $4,316 if the yield curve rose 100 bps across all maturities and a gain of $4,316 if the yield curve fell 100 bps across all maturities. As of December 31, 2016, we would have incurred a loss of $3,402 if the yield curve rose 100 bps across all maturities and a gain of $3,395 if the yield curve fell 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. We have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies.  The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates.  Based on this analysis, as of December 31, 2017, our equity price sensitivity was $828 and our foreign exchange currency sensitivity was $6.  As of December 31, 2016, our equity price sensitivity was $117 and our foreign exchange currency sensitivity was $52.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of December 31, 2017, a 100 bps change in the three month LIBOR would have resulted in a change in our annual cash to be paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would have resulted in an increase in the fair value of the debt in the amount of $3,286 as of December 31, 2017.

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

Risks Related to our Matched Book Repo Business

We enter into repurchase and reverse repurchase agreements as part of our matched book repo business.  In general, we will lend money to a counterparty after obtaining collateral securities from that counterparty pursuant to a reverse repurchase agreement.  We will borrow money from another counterparty using those same collateral securities pursuant to a repurchase agreement.  We seek to earn net interest income on these matched transactions.

In our gestational repo business, we will generally ensure that the maturity date of our reverse repurchase agreements match the maturity date of the matched repurchase agreement.  However, in our GCF repo business, we may enter into a reverse repurchase agreement with a longer term than the matched repurchase agreement. When the maturity dates of the matched agreements are not the same, we are exposed to two risks:

1.

Interest rate risk:  We are taking risk that the interest rate we pay on the repurchase agreement may increase during the term of the reverse repurchase agreement.  If this happens, we may make lower net interest income or, in some cases, have a net loss on a matched trade.

2.

Funding risk:  We are taking risk that the repurchase agreement counterparty may increase the haircut (i.e. demand higher levels of collateral) at the maturity date of the repurchase agreement or cease funding altogether.

We manage these risks in the following ways:

1.

We monitor the weighted average maturity of our reverse repurchases agreements as compared to the weighted average maturity of our repurchase agreements on a daily basis.  We limit the amount of difference between the weighted average maturities based on market conditions.

2.

We obtain a significantly higher haircut on our reverse repurchase agreement as compared to the required haircut on our repurchase agreements.  This excess haircut provides a cushion if the repurchase agreement counterparty were to increase its required haircut.

3.

We limit this practice of having longer term reverse repurchase agreements as compared to matched repurchase agreements to high quality collateral types that are typically very liquid and have stable funding markets.

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

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2017. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at December 31, 2017.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as described in the revised (2013) version in Internal Control-Integrated Framework. Based on this assessment, management believed that, as of December 31, 2017, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s auditors pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.    OTHER INFORMATION.

None.

PART III

Item  10.  Directors, Executive Officers, and Corporate Governance.

Our board of directors has adopted the Code of Conduct applicable to all directors, officers, and employees of the Company. The Code of Conduct is available on our website at http://cohenandcompany.com/investor-relations/corporate-governance/code-of-conduct/ and the Company intends to satisfy the disclosure requirements under Item 5.05 of the SEC’s Current Report on Form 8-K regarding amendments to, or waivers from, the Code of Conduct by posting such information on its website.

The information required by Item 10 is included in the sections entitled “Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board of Directors Information” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  11.    Executive Compensation.

The information required by Item 11 is included in the sections entitled “Executive Compensation” and “Compensation of Directors” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 with respect to the “Share Ownership of Certain Beneficial Owners and Management” is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan Information

The Company’s 2006 Long-Term Incentive Plan was approved by our stockholders at the special meeting held on October 6, 2006. The 2006 Long-Term Incentive Plan was amended on April 26, 2007 and June 18, 2008.

Following the Merger in December 2009, our board of directors assumed the Cohen Brothers, LLC 2009 Equity Award Plan (the “2009 Equity Award Plan”) from Cohen Brothers on December 16, 2009. The 2009 Equity Award Plan expired upon the vesting of restricted units of the Operating LLC on December 16, 2012. In December 2012, the Company’s chairman (formerly our chairman and chief executive officer), Daniel G. Cohen, transferred to the Company 116,595 restricted shares of the Company’s Common Stock to the Company in order to satisfy his obligation to fund the equity vesting under the 2009 Equity Award Plan pursuant to the Equity Plan Funding Agreement.

The Company’s 2010 Long-Term Incentive Plan was approved by our stockholders at the annual meeting held on December 10, 2010. The 2010 Long-Term Incentive Plan was amended on April 18, 2011 and amended and restated on March 8, 2012, November 30, 2013, and amended on December 22, 2016.

The following table provides information regarding the 2006 Long-Term Incentive Plan and the 2010 Long-Term Incentive Plan as of December 31, 2017.

	(a)	(b)	(c)
	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	319,285	$40.00	222,714
Equity compensation plans not approved by security holders	-	-	-

(1)

See note 19 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the 2006 Long-Term Incentive Plan, the 2009 Equity Award Plan and the Equity Plan Funding Agreement, and the 2010 Long-Term Incentive Plan.

The remainder of the information required by Item 12 is included in the Section entitled “Share Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board of Directors Information — Director Independence” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  14.    Principal Accounting Fees and Services.

The information required by Item 14 is included in the sections entitled “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.11

Articles Supplementary — Series D Voting Non-Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on December 31, 2012).

3.12	Articles Supplementary — Series E Voting Non-Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

3.13	Articles of Amendment Changing Name to Cohen & Company Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).

3.14

Articles of Amendment to Effectuate a Reverse Stock Split and to Set Par Value (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).

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

10.23

Securities Purchase Agreement, dated March 10, 2017, by and among IFMI, LLC, DGC Family Fintech Trust and Institutional Financial Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2017).

10.24

Convertible Senior Secured Promissory Note, dated March 10, 2017, issued by IFMI, LLC to DGC Family Fintech Trust in the aggregate principal amount of $15,000,000 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2017).

10.25

Letter Agreement, dated March 10, 2017, by and between C&Co Europe Acquisition LLC and IFMI, LLC, terminating the Share Purchase Agreement, dated August 19, 2014, by and between IFMI, LLC and C&Co Europe Acquisition LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2017).

10.26

Investment Agreement, dated September 29, 2017, by and between Cohen & Company, LLC and Cohen Bros. Financial LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017).

10.27

Investment Agreement, dated September 29, 2017, by and between Cohen & Company, LLC and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017).

11.1	Statement Regarding Computation of Per Share Earnings. **

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (file no. 001-32026) filed with the SEC on March 10, 2010).

21.1	List of Subsidiaries. *

23.1	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm, regarding the financial statements of Institutional Financial Markets, Inc. *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations and Comprehensive Income / (Loss) for the Year Ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statement of Changes in Equity for the Year Ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for Year Ended December 31, 2017, 2016 and 2015; and (v) Notes to Consolidated Financial Statements. *

*	Filed herewith.
**	Data required by FASB Accounting Standards Codification 260, “Earnings per Share,” is provided in note 23 to our consolidated financial statements included in this Annual Report on Form 10-K.
***	Furnished herewith.
+	Constitutes a management contract or compensatory plan or arrangement.
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

DATE: March 8, 2018

COHEN & COMPANY INC.

By:	/S/ LESTER R. BRAFMAN
Lester R. Brafman Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ DANIEL G. COHEN	Chairman	March 8, 2018
Daniel G. Cohen

/S/ THOMAS P. COSTELLO	Director	March 8, 2018
Thomas P. Costello

/S/ G. STEVEN DAWSON	Director	March 8, 2018
G. Steven Dawson

/S/ JACK J. DIMAIO, JR.	Vice Chairman	March 8, 2018
Jack J. DiMaio, Jr.

/S/ JACK HARABURDA	Director	March 8, 2018
Jack Haraburda

/S/ DIANA L. LIBERTO	Director	March 8, 2018
Diana L. Liberto

/S/ DOUGLAS LISTMAN	Chief Accounting Officer and Assistant Treasurer	March 8, 2018
Douglas Listman	(Principal Accounting Officer)

/S/ JAMES J. MCENTEE, III	Director	March 8, 2018
James J. McEntee, III

/S/ JOSEPH W. POOLER, JR.	Executive Vice President, Chief Financial Officer and Treasurer	March 8, 2018
Joseph W. Pooler, Jr.	(Principal Financial Officer)

/S/ NEIL SUBIN	Director	March 8, 2018
Neil Subin

THIS PAGE INTENTIONALLY LEFT BLANK

COHEN & COMPANY INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Cohen & Company Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Cohen & Company Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2001.

Philadelphia, Pennsylvania

March 8, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

On September 1, 2017, the Company effected a reverse split of the Company’s common stock, pursuant to which every ten (10) shares of common stock outstanding before the reverse split were converted into one (1) share of common stock after the reverse split. All share and per share amounts for all periods presented herein reflect the reverse split as if it had occurred at the beginning of the first period presented.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$22,933	$15,216
Receivables from brokers, dealers, and clearing agencies	103,596	81,178
Due from related parties	545	57
Other receivables	3,513	5,225
Investments-trading	202,257	157,178
Other investments, at fair value	12,867	8,303
Receivables under resale agreements	1,680,883	281,821
Goodwill	7,992	7,992
Other assets	1,672	4,301
Total assets	$2,036,258	$561,271

Liabilities
Payables to brokers, dealers, and clearing agencies	$130,558	$85,761
Due to related parties	-	50
Accounts payable and other liabilities	5,208	3,618
Accrued compensation	4,406	4,795
Trading securities sold, not yet purchased	91,887	85,183
Securities sold under agreement to repurchase	1,692,279	295,445
Deferred income taxes	2,855	4,134
Redeemable financial instruments	16,732	6,000
Debt	44,177	29,523
Total liabilities	1,988,102	514,509

Commitments and contingencies (See Note 25)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,213,022 and 1,208,919 shares issued and outstanding, respectively, including 76,932 and 73,962 unvested restricted share awards, respectively	12	12
Additional paid-in capital	69,202	69,415
Accumulated other comprehensive loss	(850)	(1,074)
Accumulated deficit	(28,497)	(29,576)
Total stockholders' equity	39,872	38,782
Non-controlling interest	8,284	7,980
Total equity	48,156	46,762
Total liabilities and equity	$2,036,258	$561,271

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in thousands, except share or per share information)

	Year Ended December 31,
	2017	2016	2015
Revenues
Net trading	$26,909	$39,105	$31,026
Asset management	7,897	8,594	9,682
New issue and advisory	6,340	2,982	5,370
Principal transactions and other income	6,396	4,667	78
Total revenue	47,542	55,348	46,156

Operating expenses
Compensation and benefits	22,527	31,132	28,028
Business development, occupancy, equipment	2,723	2,595	3,388
Subscriptions, clearing, and execution	7,296	6,425	7,164
Professional fee and other operating	7,345	6,319	8,504
Depreciation and amortization	249	291	733
Total operating expenses	40,140	46,762	47,817

Operating income / (loss)	7,402	8,586	(1,661)

Non-operating income / (expense)

Interest expense, net	(6,178)	(4,735)	(3,922)
Income / (loss) before income tax expense / (benefit)	1,224	3,851	(5,583)
Income tax expense / (benefit)	(1,211)	422	85
Net income / (loss)	2,435	3,429	(5,668)
Less: Net income / (loss) attributable to the non-controlling interest	371	1,162	(1,589)
Net income / (loss) attributable to Cohen & Company Inc.	$2,064	$2,267	$(4,079)

Income / (loss) per share data (see Note 23):
Income / (loss) per common share-basic:
Basic income / (loss) per common share	$1.71	$1.86	$(2.76)
Weighted average shares outstanding-basic	1,206,906	1,219,189	1,479,083
Income / (loss) per common share-diluted:
Diluted Income / (loss) per common share	$1.60	$1.85	$(2.76)
Weighted average shares outstanding-diluted	2,592,254	1,763,002	2,011,492

Dividends declared per common share	$0.80	$0.80	$0.80

Comprehensive income / (loss):
Net income / (loss) (from above)	$2,435	$3,429	$(5,668)
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	309	(276)	(219)
Other comprehensive income / (loss), net of tax of $0	309	(276)	(219)
Comprehensive income / (loss)	2,744	3,153	(5,887)
Less: comprehensive income / (loss) attributable to the non-controlling interest	461	1,076	(1,647)
Comprehensive income / (loss) attributable to Cohen & Company Inc.	$2,283	$2,077	$(4,240)

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statement of Changes in Equity

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2014	$5	$15	$74,604	$(25,617)	$(772)	$48,235	$8,259	$56,494
Net loss	-	-	-	(4,079)	-	(4,079)	(1,589)	(5,668)
Other comprehensive loss	-	-	-	-	(161)	(161)	(58)	(219)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	90	-	(6)	84	(84)	-
Equity based compensation	-	-	874	-	-	874	315	1,189
Purchase and retirement of common stock	-	(2)	(3,998)	-	-	(4,000)	-	(4,000)
Dividends/Distributions	-	-	-	(1,193)	-	(1,193)	(427)	(1,620)
Balance at December 31, 2015	$5	$13	$71,570	$(30,889)	$(939)	$39,760	$6,416	$46,176
Net income	-	-	-	2,267	-	2,267	1,162	3,429
Other comprehensive loss	-	-	-	-	(190)	(190)	(86)	(276)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	(626)	-	55	(571)	571	-
Equity based compensation	-	1	814	-	-	815	350	1,165
Shares withheld for employee taxes	-	-	(20)	-	-	(20)	(8)	(28)
Purchase and retirement of common stock	-	(2)	(2,323)	-	-	(2,325)	-	(2,325)
Dividends/Distributions	-	-	-	(954)	-	(954)	(425)	(1,379)
Balance at December 31, 2016	$5	$12	$69,415	$(29,576)	$(1,074)	$38,782	$7,980	$46,762
Net income	-	-	-	2,064	-	2,064	371	2,435
Other comprehensive loss	-	-	-	-	219	219	90	309
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(81)	-	5	(76)	76	-
Equity based compensation	-	-	509	-	-	509	223	732
Shares withheld for employee taxes	-	-	(69)	-	-	(69)	(31)	(100)
Purchase and retirement of common stock	-	-	(572)	-	-	(572)	-	(572)
Dividends/Distributions	-	-	-	(985)	-	(985)	(425)	(1,410)
Balance at December 31, 2017	$5	$12	$69,202	$(28,497)	$(850)	$39,872	$8,284	$48,156

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income (loss)	$2,435	$3,429	$(5,668)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	732	1,165	1,189
Accretion of income on other investments, at fair value	(1,123)	(1,213)	(2,333)
Realized loss / (gain) on other investments	1,111	1,969	4,231
Change in unrealized (gain) loss on other investments, at fair value	(799)	(2,405)	(399)
Depreciation and amortization	249	291	733
Amortization of discount on debt	1,054	988	1,006
Deferred tax provision / (benefit)	(1,279)	330	(84)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	1,712	(1,146)	5,319
(Increase) decrease in investments-trading	(45,079)	(62,437)	32,007
(Increase) decrease in other assets	1,923	391	1,732
(Increase) decrease in receivables under resale agreement	(1,399,062)	(153,810)	(26,336)
Change in receivables from / payables to related parties, net	(538)	20	525
Increase (decrease) in accrued compensation	(389)	1,183	(442)
Increase (decrease) in accounts payable and other liabilities	1,220	367	(1,723)
Increase (decrease) in trading securities sold, not yet purchased, net	6,704	45,999	(9,556)
Change in receivables from/ payables to brokers, dealers, and clearing agencies, net	22,379	(11,384)	(30,410)
Increase (decrease) in securities sold under agreement to repurchase	1,396,834	167,532	26,057
Net cash provided by (used in) operating activities	(11,916)	(8,731)	(4,152)
Investing activities
Purchase of investments - other investments, at fair value	(7,155)	(237)	(11)
Sales and returns of principal - other investments, at fair value	3,402	8,411	12,031
Purchase of furniture, equipment, and leasehold improvements	(143)	(223)	(149)
Net cash provided by (used in) investing activities	(3,896)	7,951	11,871
Financing activities
Proceeds from redeemable financing instrument	11,000	6,000	-
Proceeds from issuance of convertible debt	15,000	-	-
Payments for debt issuance and financing costs	(800)	-	-
Cash used to net share settle equity awards	(100)	(28)	-
Purchase and retirement of Common Stock	(572)	(2,325)	(4,000)
Non-controlling interest distributions	(425)	(425)	(427)
Cohen & Company Inc. dividends	(985)	(954)	(1,193)
Net cash provided by (used in) financing activities	23,118	2,268	(5,620)
Effect of exchange rate on cash	411	(387)	(237)
Net increase (decrease) in cash and cash equivalents	7,717	1,101	1,862
Cash and cash equivalents, beginning of period	15,216	14,115	12,253
Cash and cash equivalents, end of period	$22,933	$15,216	$14,115

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements

December 31, 2017

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

As a result of the Merger, AFN contributed substantially all of its assets into Cohen Brothers in exchange for newly issued membership units directly from Cohen Brothers. In addition, AFN received additional Cohen Brothers membership interests directly from its members in exchange for AFN common stock. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the Merger was accounted for as a reverse acquisition, and Cohen Brothers was deemed to be the accounting acquirer. As a result, all of AFN’s assets and liabilities were required to be revalued at fair value as of the acquisition date. The remaining membership interests of Cohen Brothers that were not held by AFN were included as a component of non-controlling interest in the consolidated balance sheets.

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”). Effective January 1, 2010, the Company ceased to qualify as a real estate investment trust, or a REIT.

On September 1, 2017, the Company (i) changed its name from “Institutional Financial Markets, Inc.” to “Cohen & Company Inc.” and the Company’s trading symbol on the NYSE American Stock Exchange from “IFMI” to “COHN”; (ii) effected a 1 for 10 reverse stock split; and (iii) increased the par value of the Company’s common stock (“Common Stock”) from $0.001 per share to $0.01 per share. All share and per share amounts, and exercise and conversion prices for all periods presented reflect the reverse split as if it had occurred as of the beginning of the first period presented.

The Company

The Company is a financial services company specializing in fixed income markets. As of December 31, 2017, the Company had $3.49 billion in assets under management (“AUM”) of which 89.3%, or $3.12 billion, was in collateralized debt obligations (“CDOs”).

In these financial statements, the “Company” refers to Cohen & Company Inc. and its subsidiaries on a consolidated basis.  Cohen & Company, LLC or the ‘Operating LLC” refers to the main operating subsidiary of the Company; “Cohen Brothers” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “Cohen & Company Inc.” is used, it is referring to the parent company itself; “JVB Holdings” refers to J.V.B. Financial Holdings, LLC.; “JVB” refers to J.V.B. Financial Group, LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom; “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

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

Principal Investing: The Company’s Principal Investing business segment is comprised of investments that the Company has made for the purpose of earning an investment return rather than investments made to support the Company’s trading, matched book repo, or other Capital Markets business segment activities.  These investments are a component of the Company’s other investments, at fair value in our consolidated balance sheets.

The Company generates its revenue by business segment primarily through the following activities.

Capital Markets

•

Trading activities of the Company, which include execution and brokerage services, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities and derivatives classified as trading;

•	Net interest income on the Company’s matched book repo financing activities; and
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

The activities noted above are carried out through the following main operating subsidiaries of the Company as of December 31, 2017

1.

Cohen & Company Financial Management, LLC is a wholly owned subsidiary of the Operating LLC and acts as asset manager and investment advisor to the Alesco I through IX CDOs. Alesco CDOs invest in bank and insurance company TruPS as well as insurance company subordinated debt.

2.

Dekania Capital Management, LLC is a wholly owned subsidiary of the Operating LLC and acts as asset manager and investment advisor to the Company’s Dekania Europe CDOs that were formed prior to 2006. Dekania Europe CDOs invest primarily in TruPS and insurance company subordinated debt denominated in Euros.

3.

JVB is a wholly owned subsidiary of the Operating LLC. JVB is a securities broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”), the Securities Industry Protection Corporation (“SIPC”) and the Fixed Income Clearing Corporation (“FICC”).    JVB carries out the Company’s Capital Market business segment activities in the U.S.

4.

CCFL is regulated by the United Kingdom Financial Conduct Authority (“FCA”) and acts as the external manager of EuroDekania. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CLOs, CMBS, RMBS, and widely syndicated leverage loans.    Since 2007, CCFL has acted as asset manager and investment advisor to the Company’s 2007 and later Dekania Europe CDOs. Dekania Europe and related CDOs invest primarily in TruPS and insurance company subordinated debt denominated in Euros. CCFL also acts as asset manager and investment advisor to the Munda CLO.  The Munda CLO is comprised of broadly syndicated corporate loans primarily of European companies.  CCFL also carries out the Company’s Capital Markets business segment activities in Europe including brokerage, advisory, and new issue services.

5.

Cohen & Compagnie SAS (formerly Cohen Fréres SAS), the Company’s French subsidiary, acts as a credit research advisor to Dekania Capital Management, LLC and CCFL in analyzing the creditworthiness of insurance companies and financial institutions in Europe with respect to all assets included in the Dekania Europe CDOs.

See note 5 for discussion of the termination of the European Sale Agreement.

2. BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform to U.S. GAAP.  Certain prior period amounts have been reclassified to conform to the current period presentation.  The Company reclassified $6,000 from accounts payable and other liabilities to redeemable financial instruments as of December 31, 2016.

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

C. Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments that have original maturities of three months or less. A portion of the Company’s cash and cash equivalents are in the form of short-term investments and are not held in federally insured bank accounts.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, which makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity (“VIE”) guidance.  The revised consolidation guidance, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party  relationships.  The Company’s adoption of the provisions of ASU 2015-02 effective January 1, 2016 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows. However, the Company previously treated its management contracts with certain securitization entities that are VIEs as variable interests.  Therefore, the Company disclosed certain information related to these interests in its variable interest entity footnote.  Upon adoption of this ASU, these management contracts are not considered variable interests.  Therefore, in cases where the Company’s only interest in certain VIEs is its management contract, the Company is no longer required to include certain disclosures related to those variable interest entities. See note 15.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement for debt issuance costs are not affected by the amendments in this update.  Upon adoption of the provisions of ASU 2015-03 effective January 1, 2016, the Company reclassified its deferred financing costs as of January 1, 2016, resulting in a reduction in other assets of $410 and a reduction in debt of $410 in the Company’s consolidated balance sheets as of December 31, 2015.

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

In addition, the Company has elected to account for certain of its other financial assets at fair value under the fair value option provisions included in FASB ASC 825. This standard provides companies the option of reporting certain instruments at fair value (with changes in fair value recognized in the statement of operations) that were previously either carried at cost, not recognized on the financial statements, or carried at fair value with changes in fair value recognized as a component of equity rather than in the statement of operations. The election is made on an instrument-by-instrument basis and is irrevocable. See note 9 for the information regarding the effects of applying the fair value option to the Company’s financial instruments on the Company’s consolidated financial statements.

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

 In all the periods presented, all securities were either classified as trading or available for sale. No securities were classified as held to maturity. Furthermore, the Company elected the fair value option, in accordance with FASB ASC 825, for all securities that were classified as available for sale. Therefore, for all periods presented, all securities owned by the Company were accounted for at fair value with unrealized and realized gains and losses recorded in the consolidated statement of operations.

When the Company acquires an investment for the purpose of earning a return rather than to support the Company’s trading or matched book repo operations, the Company classifies that investment as other investments, at fair value.  Otherwise, the investment is classified as investments-trading.

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

Also, from time to time, the Company may be deemed to be the primary beneficiary of a VIE and may be required to consolidate it and its investments under the provisions included in FASB ASC 810, Consolidation (“FASB ASC 810”).  See notes 3-I and 15. In those cases, the Company’s classification of the assets as trading, other investments, at fair value, available for sale, or held to maturity will depend on the intended use of the investment by the variable interest entity.

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

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the consolidated balance sheets. Unrealized and realized gains and losses on trading securities sold, not yet purchased are recorded in net trading in the consolidated statements of operations. See notes 8 and 9.

F. Derivative Financial Instruments

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

In addition to TBAs and other forward agency MBS contracts as part of the Company’s broker-dealer operations, the Company may from time to time enter into other securities or loan trades that do not settle within the normal securities settlement period. In those cases, the purchase or sale of the security or loan is not recorded until the settlement date.    However, from the trade date until the settlement date, the Company’s interest in the security is accounted for as a derivative as either a forward purchase commitment or forward sale commitment.  The Company will classify the related derivative either within investments-trading or other investments, at fair value depending on where it intends to classify the investment once the trade settles.

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

G. Receivables from and payables to brokers, dealers and clearing agencies

Receivables from brokers, dealers and clearing agencies may include amounts receivable for deposits placed with clearing agencies, funds in the Company’s accounts held with clearing agencies, and amounts receivable from securities or repo transactions that have failed to deliver.  Payables to brokers, dealers and clearing agencies may include amounts payable from securities or repo transactions that have failed to receive as well as amounts borrowed from clearing agencies under margin loan arrangements.  In addition, receivables or payables arising from unsettled regular way trades is reflected on a net basis either as a component of receivables from or payables to brokers, dealers, and clearing agencies.  See note 6.

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

I. Goodwill and Intangible Assets with Indefinite Lives

Goodwill represents the amount of the purchase price in excess of the fair value assigned to the individual assets acquired and liabilities assumed in various acquisitions completed by the Company. See note 12. In accordance with FASB ASC 350, Intangibles — Goodwill and Other (“FASB ASC 350”), goodwill and intangible assets deemed to have indefinite lives are not amortized to expense but rather are analyzed for impairment.

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

Once it is determined that the Company holds a variable interest in a VIE, FASB ASC 810 requires that the Company perform a qualitative analysis to determine (i) which entity has the power to direct the matters that most significantly impact the VIE’s financial performance and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The entity that has both of these characteristics is deemed to be the primary beneficiary and required to consolidate the VIE. This assessment must be done on an ongoing basis. The Company has included the required disclosures for VIEs in its consolidated financial statements for the years ended December 31, 2017. See note 15 for further details.

K. Collateralized Securities Transactions

The Company may enter into transactions involving purchases of securities under agreements to resell (“reverse repurchase agreements” or “receivables under resale agreements”) or sales of securities under agreements to repurchase (“repurchase agreements”). The resulting interest income and expense are included in net trading in the consolidated statements of operations.

In the case of reverse repurchase agreements, the Company generally takes possession of securities as collateral. Likewise, in the case of repurchase agreements, the Company is required to provide the counterparty with securities as collateral.

In certain cases a repurchase agreement and a reverse repurchase agreement may be entered into with the same counterparty. If certain requirements are met, the offsetting provisions included in FASB ASC 210, Balance Sheet (“FASB ASC 210”), allow (but do not require) the reporting entity to net the asset and liability on the consolidated balance sheets. It is the Company’s policy to present the assets and liabilities on a net basis if the conditions of FASB ASC 210 are met.

The Company classifies reverse repurchase agreements as a separate line item within the assets section of the Company’s consolidated balance sheets. The Company classifies repurchase agreements as a separate line item within the liabilities section of the Company’s consolidated balance sheets.

In the case of reverse repurchase agreements, if the counterparty is unable or unwilling to fulfill its obligation to repurchase the collateral securities at maturity, the Company can sell the collateral securities to repay the obligation.  However, the Company is at risk that it may sell at unfavorable market prices and may sustain significant losses.  The Company’s policy to control this risk is monitoring the market value of securities pledged or used as collateral on a daily basis and requiring additional collateral in the event the market value of the existing collateral declines.

In the case of repurchase agreements, if the counterparty makes a margin call and the Company is unable or unwilling to meet the margin call, the counterparty can sell the securities to repay the obligation. The Company is at risk that the counterparty may sell the securities at unfavorable market prices and the Company may sustain significant losses. The Company controls this risk by monitoring its liquidity position to ensure it has sufficient cash or liquid securities to meet margin calls.

In general, reverse repurchase agreements and repurchase agreements allow each counterparty to re-pledge or resell the collateral securities to other counterparties.    See notes 8 and 11.

L.  Debt

Debt is recorded at its face amount, less any discount or plus any premium.   Debt issuance costs are included as a component of discount on debt.  Any discount on debt is amortized as a component of interest expense using the effective interest method.  The Company has not elected to account for any of its debt at fair value under ASC 825.  See note 17.

M.  Redeemable Financial Instruments

Redeemable financial instruments are investments made in the Operating LLC.  These investments entitle the holder to an investment return which is variable and is based on the operating results of certain business units of the Company.  These investments can be redeemed by the Company under certain circumstances or the holder may require redemption under certain circumstances.  However, there are no fixed maturity dates.  The Company treats these investments as liabilities and carries these investments at the redemption value plus an accrued and unpaid investment return on its consolidated balance sheets.  The redemption value is included in redeemable financial instruments and the accrued and unpaid investment return is included in accounts payable and other liabilities in the consolidated balance sheets.  Investment return is recorded on an accrual basis and is included as a component of interest expense in the consolidated statements of operations.

N. Revenue Recognition

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

Riskless trades are transacted through the Company’s proprietary account with a customer order in hand, resulting in little or no market risk to the Company. Transactions that settle in the regular way are recognized on a trade date basis. Extended settlement transactions are recognized on a settlement date basis (although in cases of extended settlement trades, the unsettled trade is accounted for as a derivative between trade and settlement date).  See notes 3F and 10.  The investments classified as trading are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services or, when independent broker quotations or market price quotations from third party pricing services are unavailable, valuation models prepared by the Company’s management. The models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. See note 9.

Asset management

Asset management revenue consists of management fees earned from Investment Vehicles.  In the case of CDOs, the fees earned by the Company generally consist of senior, subordinated, and incentive fees.

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

O. Interest Expense, net

Interest expense incurred other than interest income and expense included as a component of net trading (described in 3-L above) is recorded on an accrual basis and presented in the consolidated statements of operations as a separate non-operating expense. See note 17.

P. Leases

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

Q. Non-Controlling Interest

Subsequent to the consummation of the Merger on December 16, 2009, member interests in the Operating LLC, other than the interests held by the Company, are treated as a non-controlling interest. As of December 31, 2017 and 2016, the Company directly owned approximately 68.6% and 68.9%, respectively, of the Operating LLC.

R. Equity-Based Compensation

The Company accounts for equity-based compensation issued to its employees using the fair value based methodology prescribed by the provisions related to share-based payments included in FASB ASC 718, Compensation-Stock Compensation (“FASB ASC 718”). Through the periods presented herein, the Company has issued the following types of instruments: (i) “Restricted Units” that include both actual membership interests of the Operating LLC or interests that represent the right to receive common shares of Cohen & Company Inc., both of which may be subject to certain restrictions; (ii) “Restricted Stock” that are shares of Cohen & Company Inc.’s Common Stock; and (iii) stock options of Cohen & Company Inc.

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

S. Accounting for Income Taxes

Cohen & Company Inc. is treated as a C corporation for United States federal and state income tax purposes.

The Company’s majority owned subsidiary, the Operating LLC, is treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which it does business. However, in the periods presented, the Operating LLC or its subsidiaries have been subject to entity level income taxes in the United Kingdom, Spain, France, New York City, Pennsylvania, and Philadelphia. Beginning on April 1, 2006, the Company qualified for Keystone Opportunity Improvement Zone (“KOZ”) benefits, which exempts the Operating LLC and its members from Philadelphia and Pennsylvania state income and capital stock franchise tax liabilities. Assuming the Company remains in its current location in Philadelphia, it will be entitled to KOZ benefits through October 31, 2018.

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

The Company’s policy is to record penalties and interest as a component of income tax expense (benefit) in the consolidated statements of operations.

T. Other Comprehensive Income / (Loss)

The Company reports the components of comprehensive income / (loss) within the consolidated statements of operations and comprehensive income / (loss). Comprehensive income / (loss) includes net income / (loss) and foreign translation adjustment.

U. Earnings / (Loss) Per Common Share

In accordance with FASB ASC 260, Earnings Per Share (“FASB ASC 260”), the Company presents both basic and diluted earnings / (loss) per common share in its consolidated financial statements and footnotes. Basic earnings / (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss allocable to common stockholders or members by the weighted average number of common shares and restricted stock entitled to non-forfeitable dividends outstanding for the period. Diluted earnings per common share (“Diluted EPS”) reflects the potential dilution of common stock equivalents (such as restricted stock and restricted units entitled to forfeitable dividends, in-the-money stock options, and convertible debt, if they are not anti-dilutive). See note 23 for the computation of earnings/(loss) per common share.

V. Recent Accounting Developments

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The core principle of this ASU is to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.    Subsequently, the FASB issued a series of modifying ASUs that do not change the core principle of the guidance stated in ASU 2014-09.  The modifying ASUs include:    ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606):    Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606):    Narrow Scope Improvements and Practical Expedients.    The Company must adopt the amendments in ASU 2016-08, ASU 2016-10, and ASU 2016-12 with the adoption of ASU 2014-09.  The effective date for all of the amendments in these ASUs is for annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date. Early application is permitted.  The Company commenced its evaluation of the impact of this ASU in 2016.  This ASU excludes from its scope revenue recognition related to items the Company records as a component of net trading and principal transactions within its consolidated statements of operations.  Therefore, this ASU will have no impact on these items.  Furthermore, the Company has concluded that the new guidance will not have a material impact on items it records as a component of asset management or other revenue.  The Company adopted the new guidance on January 1, 2018 using the modified retrospective transition method.  The Company expects any cumulative effect adjustment resulting from the application of this method to be immaterial.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).    Under the new guidance, lessees will be required to recognize the following for all leases with the exception of short-term leases:  (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessor accounting is largely unchanged.  Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.  The ASU is effective for entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted.  The Company expects to adopt this new guidance effective January 1, 2019.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment. The amendments in this ASU eliminate Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  This ASU is effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017 and should be applied on a prospective basis. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of a Nonfinancial Assets (Subtopic 610-20):  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.  The amendments in this ASU clarify that a financial asset within the scope of this topic may include nonfinancial assets transferred within a legal entity to counterparty.  The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to counterparty and derecognize each asset when counterparty obtains control of it. The effective date for  this ASU is for annual periods beginning after December 15, 2017.    Early application is permitted.  The Company is currently evaluating the new guidance to determine the impact it may have its consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivative and Hedging:  Targeted Improvements to Accounting for Hedging Activities (Topic 815).  This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments refine and expand hedge accounting for both financial and commodity risks and it contains provisions to create more transparency and clarify how economic results are presented. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

W. Business Concentration

A substantial portion of the Company’s asset management revenues in a year may be derived from a small number of transactions. For the year ended December 31, 2017, the Company earned its asset management revenue of $5,848 from CDOs and $2,049 from other investment funds.

Other than revenue earned in its matched book repo operations, the Company’s trading revenue is generated from transactions with a diverse set of institutional customers.  The Company does not consider its trading revenue, other than revenue earned in its matched book repo operations, to be concentrated from a customer or counterparty perspective. See note 11 for discussion of concentrations within its matched book repo operations.

X.  Fair Value of Financial Instruments

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

Redeemable financial instruments: The liabilities for redeemable financial instruments are carried at their redemption value which approximates fair value. The estimated fair value measurement of the redeemable financial instruments is classified within level 3 of the fair value hierarchy.

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of December 31, 2017 and 2016, the fair value of the Company’s debt was estimated to be $53,657 and $37,121, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

Derivatives: These amounts are carried at fair value. Derivatives may be included as a component of investments-trading; trading securities sold, not yet purchased; and other investments, at fair value. See notes 9 and 10. The fair value is generally based on quoted market prices on an exchange that is deemed to be active for derivative instruments such as foreign currency forward contracts and Eurodollar futures. For derivative instruments, such as TBAs and other extended settlement trades, the fair value is generally based on market price quotations from third party pricing services.

4. NET TRADING

Net trading consisted of the following in the periods presented:

NET TRADING
(Dollars in thousands)

	2017	2016	2015
Net realized gains / (losses)- trading inventory	$21,277	$37,186	$26,826
Net unrealized gains / (losses)-trading inventory	598	(2,851)	296
Gains and losses	21,875	34,335	27,122

Interest income-trading inventory	2,071	2,626	3,034
Interest income-receivables under resale agreements	13,874	6,897	3,036
Interest income	15,945	9,523	6,070

Interest expense-securities sold under agreement to repurchase	(10,234)	(4,128)	(1,618)
Interest expense-margin payable	(677)	(625)	(548)
Interest expense	(10,911)	(4,753)	(2,166)

Net trading	$26,909	$39,105	$31,026

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 8.  See note 11 for discussion of receivables under resale agreements and securities sold under agreements to repurchase.  See note 6 for discussion of margin payable.

5. SALES

Termination of Sale of European Operations

On August 19, 2014, the Company entered into a Share Purchase Agreement by and between IFMI, LLC and C&Co Europe Acquisition LLC (the “European Sale Agreement”) to sell its European operations to C&Co Europe Acquisition LLC, an entity controlled by Daniel G. Cohen, the president and chief executive of the Company’s European operations and chairman of the Company’s board of directors, for approximately $8,700. The transaction was subject to customary closing conditions and regulatory approval from the United Kingdom Financial Conduct Authority (“FCA”).

The European Sale Agreement originally had a termination date of March 31, 2015, which date was extended on two separate occasions, the last time to December 31, 2015. After December 31, 2015, either party had the right to terminate the transaction.

In connection with the final extension of the European Sale Agreement’s termination date, the parties to the transaction agreed that upon a termination of the European Sale Agreement by either party, Mr. Cohen’s employment agreement would be amended to reduce the payment the Company was required to pay to Mr. Cohen in the event his employment was terminated without “cause” or for “good reason” (as such terms are defined in Mr. Cohen’s employment agreement) from $3,000 to $1,000. In addition, the parties agreed that upon a termination of the European Sale Agreement by either party, Mr. Cohen would be required to pay to the Company $600 representing a portion of the transaction costs incurred by the Company (the “Termination Fee”). See note 27.

On March 10, 2017, the Operating LLC issued a convertible senior secured promissory note (the “2017 Convertible Note”) in the aggregate principal amount of $15,000 to DGC Family Fintech Trust, a trust established by Mr. Cohen. The convertible note was issued in exchange for $15,000 in cash. See note 17 for the details regarding the 2017 Convertible Note. The Company agreed to pay to DGC Family Fintech Trust a $600 transaction fee (the “Transaction Fee”) pursuant to the 2017 Convertible Note.

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

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in thousands)

	As of December 31,
	2017	2016
Deposits with clearing organizations	$750	$750
Unsettled regular way trades, net	-	3,337
Receivable from clearing organizations	102,846	77,091
Receivables from brokers, dealers, and clearing agencies	$103,596	$81,178

Amounts payable to brokers, dealers, and clearing agencies consisted of the following at December 31, 2017 and 2016.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in thousands)

	As of December 31,
	2017	2016
Unsettled regular way trades, net	$1,997	$-
Margin payable	128,561	85,761
Payables to brokers, dealers, and clearing agencies	$130,558	$85,761

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

Receivables from clearing organizations are primarily comprised of (i) cash received by the Company upon execution of short trades that is restricted from withdrawal by the clearing agent; and (ii) cash deposited with the FICC to support the Company’s General Collateral Funding (“GCF”) matched book repo business.

Margin payable represents amounts borrowed from Pershing, LLC to finance the Company’s trading portfolio. Effectively, all of the Company’s investments-trading and deposits with clearing organizations serve as collateral for the margin payable. These assets are held by the Company’s clearing agency, Pershing LLC. The Company incurred interest on margin payable of $677, $625, and $548 for the years ended December 31, 2017, 2016, and 2015, respectively.

7. OTHER RECEIVABLES

Other receivables consisted of the following.

OTHER RECEIVABLES
(Dollars in thousands)

	As of December 31,
	2017	2016
Asset management fees	$908	$2,121
New issue and advisory fees	-	289
Accrued interest and dividends receivable	1,416	1,523
Revenue share receivable	488	1,190
Other	701	102
Other receivables	$3,513	$5,225

Asset management and new issue and advisory receivables are of a routine and short-term nature. These amounts are generally accrued monthly and paid on a monthly or quarterly basis. See note 3-L regarding asset management fees accrued. Accrued interest and dividends receivable represents interest and dividends accrued on the Company’s investment securities included as a component of investments-trading or other investments, at fair value.  Interest payable on securities sold but not yet purchased is included as a component of accounts payable and other liabilities. Revenue share receivable represents the amount due to the Company for the Company’s share of revenue generated from various entities in which the Company receives a share of the entity’s revenue. Other receivables represent other miscellaneous receivables that are of a short-term nature.

8. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-Trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in thousands)

	As of December 31,
	2017	2016
U.S. government agency MBS and CMOs	$87,608	$9,539
U.S. government agency debt securities	13,529	30,681
RMBS	32	70
U.S. Treasury securities	2,466	-
ABS	1	1
SBA loans	4,780	18,416
Corporate bonds and redeemable preferred stock	43,435	45,271
Foreign government bonds	483	339
Municipal bonds	45,709	43,759
Certificates of deposit	-	240
Derivatives	1,118	8,763
Equity securities	3,096	99
Investments-trading	$202,257	$157,178

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in thousands)

	As of December 31,
	2017	2016
U.S. Treasury securities	$62,798	$56,329
Corporate bonds and redeemable preferred stock	28,445	18,552
Municipal bonds	37	20
Derivatives	607	10,282
Trading securities sold, not yet purchased	$91,887	$85,183

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

See note 4 for realized and unrealized gains recognized on investments-trading.

Other Investments, at fair value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in thousands)

	As of December 31, 2017
	Cost	Carrying Value	Unrealized Gain / (Loss)
Equity securities	$7,126	$7,132	$6
CLOs	4,362	4,485	123
CDOs	189	26	(163)
EuroDekania	4,827	1,143	(3,684)
Derivatives	-	(251)	(251)
Residential loans	72	358	286
Foreign currency forward contracts	-	(26)	(26)
Other investments, at fair value	$16,576	$12,867	$(3,709)

	As of December 31, 2016
	Cost	Carrying Value	Unrealized Gain / (Loss)
CLOs	$7,312	$6,733	$(579)
CDOs	191	28	(163)
EuroDekania	4,969	1,165	(3,804)
Residential loans	88	360	272
Foreign currency forward contracts	-	17	17
Other investments, at fair value	$12,560	$8,303	$(4,257)

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) of $ (312), $436, and $ (3,832) related to changes in fair value of investments that are included as a component of other investments, at fair value during the years ended December 31, 2017, 2016, and 2015, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. There were no transfers between level 1 and level 2 of the fair value hierarchy during 2017 or 2016.    Reclassifications between levels of the fair value hierarchy are reported as transfers in or transfers out  as of the beginning of the period in which reclassifications occur.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2017
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$87,608	$-	$87,608	$-
U.S. government agency debt securities	13,529	-	13,529	-
RMBS	32	-	32	-
U.S. Treasury securities	2,466	2,466	-	-
ABS	1	-	1	-
SBA loans	4,780	-	4,780	-
Corporate bonds and redeemable preferred stock	43,435	-	43,435	-
Foreign government bonds	483	-	483	-
Municipal bonds	45,709	-	45,709	-
Derivatives	1,118	-	1,118	-
Equity securities	3,096	89	941	2,066
Total investments - trading	$202,257	$2,555	$197,636	$2,066

Other investments, at fair value:
Equity securities	$7,132	$7,132	$-	$-
CLOs	4,485	-	-	4,485
CDOs	26	-	-	26
Derivatives	(251)	-	(251)	-
Residential loans	358	-	358	-
Foreign currency forward contracts	(26)	(26)	-	-
	11,724	$7,106	$107	$4,511
Equity investment in EuroDekania (1)	1,143
Total other investments, at fair value	$12,867
Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$62,798	$62,798	$-	$-
Corporate bonds and redeemable preferred stock	28,445	-	28,445	-
Municipal bonds	37	-	37	-
Derivatives	607	-	607	-
Total trading securities sold, not yet purchased	$91,887	$62,798	$29,089	$-

(1)	Hybrid Securities fund – European.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2016
(Dollars in thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$9,539	$-	$9,539	$-
U.S. government agency debt securities	30,681	-	30,681	-
RMBS	70	-	70	-
ABS	1	-	1	-
SBA loans	18,416	-	18,416	-
Corporate bonds and redeemable preferred stock	45,271	-	45,271	-
Foreign government bonds	339	-	339	-
Municipal bonds	43,759	-	43,759	-
Certificates of deposit	240	-	240	-
Derivatives	8,763	-	8,763	-
Equity securities	99	99	-	-
Total investments - trading	$157,178	$99	$157,079	$-

Other investments, at fair value:
CLOs	$6,733	$-	$-	$6,733
CDOs	28	-	-	28
Residential loans	360	-	360	-
Foreign currency forward contracts	17	17	-	-
	7,138	$17	$360	$6,761
Equity investment in EuroDekania (1)	1,165
Total other investments, at fair value	$8,303

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$56,329	$56,329	$-	$-
Corporate bonds and redeemable preferred stock	18,552	-	18,552	-
Municipal bonds	20	-	20	-
Derivatives	10,282	-	10,282	-
Total trading securities sold, not yet purchased	$85,183	$56,329	$28,854	$-
(1)	Hybrid Securities fund – European.

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

In addition, the Company may acquire an investment in a private company.  In those cases, the Company may determine fair value by preparing a model.  The model may be either a market based or income based model; whichever is considered the most appropriate in each case.  Also, the Company may have access to information regarding third party equity trades or OTC trades which may be used to determine fair value.  If the inputs to the model are considered observable or in the case of market trades, the Company will generally consider this valuation to be within level 2 of the valuation hierarchy.  When a model with unobservable inputs is used, the Company will consider the valuation to be within level 3 of the valuation hierarchy.

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

LEVEL 3 INPUTS
For the Year Ended December 31, 2017
(Dollars in thousands)

	December 31, 2016	Net trading	Gains and losses (1)	Transfers out of Level 3	Accretion of income	Purchases	Sales and returns of capital	December 31, 2017	Change in unrealized gains /(losses) (2)
Assets:
Investments - trading
Equity securities	$-	$-	$(1,091)	$-	$-	$3,157	$-	$2,066	$(1,091)

Other investments, at fair value:
CLOs	$6,733	$-	$(65)	$-	$1,123	$-	$(3,306)	$4,485	$776
CDOs	28	-	-	-	-	-	(2)	26	-
Total other investments, fair value	$6,761	$-	$(65)	$-	$1,123	$-	$(3,308)	$4,511	$776
(1)

Gains and losses on investments-trading are recorded as a component of net trading in the statements of operations.  Gains and losses on other investments, at fair value are recorded as a component of principal transactions and other income in the consolidated statements of operations.

(2)	Represents the change in unrealized gains and losses for the period included in current year earnings for assets held at the end of the reporting period.

LEVEL 3 INPUTS
For the Year Ended December 31, 2016
(Dollars in thousands)

	December 31, 2015	Net trading	Gains and losses (1)	Transfers out of Level 3	Accretion of income	Purchases	Sales and returns of capital	December 31, 2016	Change in unrealized gains /(losses) (2)
Other investments, at fair value:
CLOs	$11,569	$-	$1,413	$-	$1,213	$-	$(7,462)	$6,733	$1,563
CDOs	34	-	(4)	-	-	-	(2)	28	(4)
Total other investments, fair value	$11,603	$-	$1,409	$-	$1,213	$-	$(7,464)	$6,761	$1,559
(1)	Recorded as a component of principal transactions and other income in the consolidated statements of operations.
(2)	Represents the change in unrealized gains and losses for the period included in principal transactions and other income for assets held at the end of the reporting period.

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

During the years ended December 31, 2017 and 2016, there were no transfers into or out of level 3 of the valuation hierarchy.

 The following tables provide the quantitative information about level 3 fair value measurements as of December 31, 2017 and 2016.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2017	Technique	Inputs	Average	Inputs
Assets
Investments Trading
Equity Securities	$2,066	Market approach	EBITDA Multiple	8.0	7.6 - 9.2
Other investments, at fair value
CLOs	$4,485	Discounted Cash Flow Model	Yield	13.8%	11.8% - 19.1%
			Duration (years)	4.4	4.3 - 4.5
			Default rate	2.0%	2.0% - 2.0%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2016	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$6,733	Discounted Cash Flow Model	Yield	16.1%	11.8% - 25.0%
			Duration (years)	5.8	5.3 - 6.6
			Default rate	2.0%	2.0% - 2.0%

Sensitivity of Fair Value to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below.

•

Equity securities: The Company uses a market based model to determine the value of its equity securities that are not traded on an exchange.  These models primarily rely on an estimate of overall enterprise value based on EBITDA multiples of comparable public companies.  The higher the EBITDA multiple, the higher the fair value of the investment.

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

Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at December 31, 2017 and 2016.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	Fair Value
	December 31, 2017
	(Dollars in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$1,143	N/A	N/A	N/A
	$1,143

	Fair Value
	December 31, 2016
	(Dollars in thousands)	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$1,165	N/A	N/A	N/A
	$1,165

N/A – Not applicable.

(a)

EuroDekania owns investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks, and bank holding companies based primarily in Western Europe; widely syndicated leveraged loans issued by European corporations; CMBS, including subordinated interests in first mortgage real estate loans; and RMBS and ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros and U.K. Pounds Sterling. The fair value of the investment in this category has been estimated using the NAV per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.

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

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of December 31, 2017 and 2016, the Company had outstanding foreign currency forward contracts with a notional amount of 1.000 million and 1.625 million Euros, respectively.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures.  The Company carries the EuroDollar future contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets.  As of December 31, 2017 and 2016, the Company had no outstanding EuroDollar future contracts.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments—trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At December 31, 2017, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $1,029,844 and open TBA and other forward MBS sale agreements in the notional amount of $1,029,844. At December 31, 2016, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,045,384 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,045,384.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price.  At December 31, 2017, the Company had open forward purchase commitments of $28,146 and open forward sale commitments of $11,500.  At December 31, 2016, the Company had no open forward purchase or sales commitments.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of December 31, 2017 and 2016.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in thousands)

		As of December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	2017	2016
TBA and other forward agency MBS	Investments-trading	$1,063	$8,763
Other extended settlement trades	Investments-trading	55	-
Foreign currency forward contracts	Other investments, at fair value	(26)	17
TBA and other forward agency MBS	Trading securities sold, not yet purchased	(607)	(10,282)
Other extended settlement trades	Other investments, at fair value	(251)	-
		$234	$(1,502)

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in thousands)

		For the Year Ended December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2017	2016	2015
Foreign currency forward contracts	Revenues-principal transactions and other income	$(145)	$38	$374
Other extended settlement trades	Revenues-principal transactions and other income	(251)	-	-
Other extended settlement trades	Revenues-net trading	10	-	3
TBA and other forward agency MBS	Revenues-net trading	6,909	7,993	5,298
		$6,523	$8,031	$5,675

11. COLLATERALIZED SECURITIES TRANSACTIONS

Matched Book Repo Business

The Company enters into repurchase and reverse repurchase agreements as part of its matched book repo business.  In general, the Company will lend money to a counterparty after obtaining collateral securities from that counterparty pursuant to a reverse repurchase agreement.  The Company will borrow money from another counterparty using those same collateral securities pursuant to a repurchase agreement.  The Company seeks to earn net interest income on these transactions. Currently, the Company categorizes its matched book repo business into two major groups: gestational repo and GCF repo.

Gestational Repo

For several years, the Company has run a matched book gestational repo program.  Gestational repo involves entering into repurchase and reverse repurchase agreements where the underlying collateral security represents a pool of newly issued mortgage loans.  The borrowers (the reverse repurchase agreement counterparties) are generally mortgage originators.  The lenders (the repurchase agreement counterparties) are a diverse group of the counterparties comprised of banks, insurance companies, and other financial institutions.  The Company’s gestational repo transactions are cleared through Industrial and Commercial Bank of China (“ICBC”).

GCF Repo

On October 18, 2017, the Company was notified that it had been approved as a full netting member of the Fixed Income Clearing Corporation’s (“FICC”) Government Securities Division.  As a member of the FICC, the Company has access to the FICC’s GCF repo service that provides netting and settlement services for repurchase transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities).  The Company began entering into matched book GCF repo transactions in November 2017.  The borrowers (the reverse repurchase agreement counterparties) are a diverse group of financial institutions including hedge funds, registered investment funds, REITs, and other similar counterparties.  The lender (the repurchase agreement counterparty) is primarily the FICC itself.  The Company uses Bank of New York (“BONY”) as its settlement agent for its GCF repo matched book transactions.  The Company is considered self-clearing for this business.

Other Repo Transactions

In addition to the Company’s matched book repo business, the Company may also enter into reverse repurchase agreements to acquire securities to cover short positions or as an investment. Additionally, the Company may enter into repurchase agreements to finance the Company’s securities positions held in inventory.    These repurchase and reverse repurchase agreements are generally cleared on a bilateral or triparty basis; no clearing broker is involved.  These transactions are not matched.

Repo Information

At December 31, 2017 and 2016, the Company held reverse repurchase agreements of $1,680,883 and $281,821, respectively, and the fair value of securities and received as collateral under reverse repurchase agreements was $1,753,978 and $294,516, respectively. As of December 31, 2017, the reverse repurchase agreement balance was comprised of receivables collateralized by 19 securities with 12 counterparties.  As of December 31, 2016, the reverse repurchase agreement balance was comprised of receivables collateralized by eight securities with three counterparties.

At December 31, 2017 and 2016, the Company had repurchase agreements of $1,692,279 and $295,445, respectively, and the fair value of securities and cash collateral pledged as collateral under repurchase agreements was $1,708,154 and $309,526, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

Concentration

In the matched book repo business, the demand for borrowed funds is generated by the reverse repurchase agreement counterparty and the supply of funds is provided by the repurchase agreement counterparty.

On the demand side, the Company does not consider the GCF repo business to be concentrated.  The Company’s reverse repo counterparties are a diverse set of financial institutions.  On the supply side, the Company obtains nearly all of its funds from the FICC.  If the FICC were to reduce its repo lending activities or make significant adverse changes to the cost of such lending, the Company may not be able to replace the FICC funding, or if the Company does so, it may be at a higher cost of funding.  Therefore, the Company considers the GCF repo business to be concentrated from the funding side of the business.

The gestational repo business has been and continues to be concentrated as to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of December 31, 2017 and 2016 our gestational reverse repurchase agreements shown in the table below represented balances from four and three counterparties, respectively.  The Company also has a limited number of repurchase agreement counterparties in the gestational repo business.  However, that is more of a function of the limited number of reverse repurchase agreement counterparties with whom the Company conducts this business with rather than a reflection of the limited supply of funds.  Therefore, the Company considers the gestational repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business (both gestational and GCF Repo) was $3,789,  $2,918, and $1,418 for the years ended December 31, 2017, 2016, and 2015, respectively.

The following table is a summary of the remaining contractual maturity of the gross obligations under repurchase agreements accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown.

SECURED BORROWINGS
(Dollars in thousands)
December 31, 2017

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF Repo)	$1,174,637	$475,430	$-	$-	$1,650,067
MBS (Gestational Repo)	-	411,685	-	-	411,685
SBA loans	4,847	-	-		4,847
	$1,179,484	$887,115	$-	$-	$2,066,599

Reverse repurchase agreements with FICC netted with repurchase agreements with FICC					(374,320)

Securities sold under agreement to repurchase					$1,692,279

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF Repo)	$25,004	$514,780	$750,018	$353,790	$1,643,592
MBS (Gestational Repo)		411,611			411,611
SBA loans	-	-	-		-
	$25,004	$926,391	$750,018	$353,790	$2,055,203

Reverse repurchase agreements with FICC netted with repurchase agreements with FICC					(374,320)

Receivables under resale agreements					$1,680,883

SECURED BORROWINGS
(Dollars in Thousands)
December 31, 2016

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
MBS (Gestational Repo)	$-	$281,670	$-	$-	$281,670
SBA loans	13,775	-	-	-	13,775
	$13,775	$281,670	$-	$-	$295,445

Securities sold under agreement to repurchase					$295,445

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
MBS (Gestational Repo)	$-	$281,821	$-	$-	$281,821
SBA loans	-	-	-	-	-
	$-	$281,821	$-	$-	$281,821

Receivables under resale agreements					$281,821

12. GOODWILL

Goodwill is comprised of the following.

GOODWILL
(Dollars in thousands)

	As of December 31,
	2017	2016
AFN	$110	$110
JVB	7,882	7,882
Goodwill	$7,992	$7,992

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

AFN Goodwill

The annual impairment testing date for the AFN goodwill is October 1. The first testing date following the Merger was October 1, 2010. The Company determined the goodwill was not impaired as of October 1, 2017, 2016, and 2015.

JVB Goodwill

The annual impairment testing date for the JVB goodwill is January 1. The first testing date after the acquisition was January 1, 2012. The Company determined the goodwill was not impaired as of January 1, 2017, 2016, and 2015.

13. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets are comprised of the following.

OTHER ASSETS
(Dollars in thousands)

	As of December 31,
	2017	2016
Deferred costs	$-	$600
Prepaid expenses	796	976
Prepaid income taxes	-	99
Security deposits	272	1,799
Miscellaneous other assets	46	163
Furniture, equipment, and leasehold improvements, net	392	498
Intangible assets	166	166
Other assets	$1,672	$4,301

Accounts payable and other liabilities are comprised of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in thousands)

	As of December 31,
	2017	2016
Accounts payable	$249	$326
Redeemable financial instrument accrued interest	398	761
Rent payable	75	54
Accrued interest payable	629	305
Accrued interest on securities sold, not yet purchased	604	512
Payroll taxes payable	685	576
Counterparty cash collateral	1,219	-
Other general accrued expenses	1,349	1,084
Accounts payable and other liabilities	$5,208	$3,618

The redeemable financial instrument accrued interest represents accrued interest on the JKD Capital Partners 1 LTD redeemable financial instrument and the DGC Family Fintech Trust/CBF redeemable financial instrument.  See note 16.

Counterparty cash collateral represents cash collateral received due to margin calls on our reverse repurchase securities.  This cash is owed to the counterparty.  See note 11.

14. FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment, and leasehold improvements, net, which are included as a component of other assets on the consolidated balance sheets, are as follows.

FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET
(Dollars in thousands)

		As of December 31,
	Estimated Useful Lives	2017	2016
Furniture and equipment	3 to 5 Years	$1,299	$1,712
Leasehold improvements	5 to 10 Years	548	686
		1,847	2,398
Accumulated depreciation		(1,455)	(1,900)
Furniture, equipment, and leasehold improvements, net		$392	$498

For the year ended December 31, 2017, the Company wrote-off fully depreciated furniture and equipment and leasehold improvements of $724.

The Company recognized depreciation and amortization expense of $249, $291, and $733 for the years ended December 31, 2017, 2016, and 2015, respectively, as a component of depreciation and amortization on the consolidated statements of operations, all of which represented depreciation of furniture, equipment, and leasehold improvements.

15. VARIABLE INTEREST ENTITIES

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

The Company’s Principal Investing Portfolio

For each investment made within the principal investing portfolio, the Company assesses whether the investee is a VIE and if the Company is the primary beneficiary.  As of December 31, 2017, the Company had variable interests in various securitization VIEs, but determined that it was not the primary beneficiary, and, therefore, was not consolidating the securitization VIEs.  The maximum potential financial statement loss the Company would incur if the securitization vehicles were to default on all of their obligations would be the loss of value of the interests in securitizations that the Company holds in its inventory at the time.  The Company did not provide financial support to these VIEs during years ended December 31, 2017 and 2016 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2017 and 2016.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 17) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold but not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at December 31, 2017 and 2016.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in thousands)

	As of December 31,
	2017	2016
Other Investments, at fair value	$4,511	$6,761
Maximum Exposure	$4,511	$6,761

16.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable Financial Instrument – DGC Family Fintech Trust/CBF

On September 29, 2017, the Operating LLC, entered into two investment agreements (the “2017 Investment Agreements’) with each of CBF and the DGC Family Fintech Trust, a trust established by Daniel G. Cohen (together, the “2017 Investors”) respectively and The Operating LLC. Daniel G. Cohen, the chairman of the Company’s board of directors and the Operating LLC’s board of managers is the sole member of CBF.

Pursuant to the 2017 Investment Agreements, the 2017 Investors agreed to invest an aggregate of $10,000 (the “Investment Amount”) into Cohen & Company LLC (the “Investment”), all of which was paid on September 29, 2017.  In exchange for the Investment, The Operating LLC agreed to pay to the 2017 Investors, in arrears following each calendar month during the term of the 2017 Investment Agreements,  an amount equal to the aggregate investment return for such calendar month, as calculated in accordance with the terms of the 2017 Investment Agreements.  The investment return (“2017 Investment Return”) is defined as an annual return, in the aggregate, equal to:

1.

for any 365-day period beginning on September 29, 2017 or any anniversary of September 29, 2017 (each an “Annual Period”) and ending on or before the third anniversary of September 29, 2017, 3.2% of the Investment Amount, plus (x) 15% of the revenue of the GCF repo business (the “Revenue of the Business”) of JVB, for any Annual Period in which the Revenue of the Business is greater than zero but less than or equal to $5,333, (y) $800 for any Annual Period in which the Revenue of the Business is greater than $5,333 but less than or equal to $8,000, or (z) 10% of the Revenue of the Business for any Annual Period in which the Revenue of the Business is greater than $8,000; or

2.

for any Annual Period following the third anniversary of September 29, 2017, (x) for any Annual Period in which the Revenue of the Business is greater than zero, the greater of 20% of the Investment Amount or 20% of the Revenue of the Business, or (y) for any Annual Period in which the Revenue of the Business is zero or less than zero, 3.2% of the Investment Amount.

The Investment Return is recorded monthly as interest expense and the related accrued interest is included in accounts payable and other liabilities.  See notes 13 and 17.

The term of the 2017 Investment Agreements commenced on September 29, 2017 and will continue until the 2017 Investment Agreements are terminated (see below).

Prior to the third anniversary of the Effective Date, the Operating LLC may terminate the 2017 Investment Agreements upon 90 days’ prior written notice to the 2017 Investors.    At any time following the third anniversary of the Effective Date,  the 2017 Investors or the Operating LLC may, upon 60 days’ notice to the other party, cause the Operating LLC to pay to the 2017 Investors an amount equal the “Investment Balance”(as defined in the Investment Agreement) plus an amount equal to any accrued but unpaid Investment Return.

Upon  termination of the 2017 Investment Agreements, the Operating LLC will, within 30 days following such termination pay to 2017 Investors an amount in cash equal to the greater of the sum of: (a) the Investment Amount plus (b) all accrued and unpaid Investment Return monthly payments as of the date of termination plus (c) an amount equal to an annualized 15% return on the Investment Amount from the effective date through the date of termination, minus (d) the aggregate amount of all Investment Return payments previously paid by the Operating LLC to the 2017 Investors, and (a) the Investment Amount plus (b) all accrued and unpaid Investment Return monthly payments as of the date of termination.  See note 28.

Redeemable Financial Instrument – JKD Capital Partners I LTD

On October 3, 2016, The Operating LLC entered into an Investment Agreement (the “JKD Investment Agreement”), by and between Operating LLC and JKD Capital Partners I LTD (the “JKD Investor”), in which the Investor agreed to invest up to $12,000 in the Operating LLC (the “JKD Investment”), $6,000 of which was invested on that date and an additional $1,000 was invested in January 2017.  The JKD Investor is owned by Jack DiMaio, the vice chairman of the Company’s board of directors and the vice chairman of the Operating LLC’s board of managers and his spouse.  See note 28.

In exchange for the JKD Investment, the Operating LLC agreed to pay to the JKD Investor during the term of the Investment Agreement an amount (“JKD Investment Return”) equal to 50% of the difference between (i) the revenues generated during a quarter by the activities of the Institutional Corporate Trading Business of JVB and (ii) certain expenses incurred by such Institutional Corporate Trading Business.    This JKD Investment Return is recorded monthly as interest expense or (interest income) with the related accrued interest recorded in accounts payable and other accrued liabilities. If the return is negative on an individual quarter, it will reduce the balance of the investment.  Payments of the JKD Investment Return are made on a quarterly basis.  The term of the JKD Investment Agreement commenced on October 3, 2016 and will continue until Redemption occurs, unless the JKD Investment Agreement is earlier terminated.

The Investor may terminate the Investment Agreement (i) upon 90 days’ prior written notice to the Operating LLC if the Operating LLC or its affiliates modify any of their policies or procedures governing the operation of their businesses or change the way they operate their business and such modification has a material adverse effect on the amounts payable to the Investor pursuant to the Investment Agreement or (ii) upon 60 days’ prior written notice to the Operating LLC if the employment of Lester Brafman, the Company’s Chief Executive Officer, is terminated. The Operating LLC may terminate the Investment Agreement upon 60 days’ prior written notice to the Investor if Mr. DiMaio ceases to control the day-to-day operations of the Investor.

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

If the Operating LLC or JVB sells JVB’s Institutional Corporate Trading Business to any unaffiliated third party, and such sale is not part of a larger sale of all or substantially all of the assets or equity securities of the Operating LLC or JVB, the Operating LLC will pay to the Investor an amount equal to 25% of the net consideration paid to the Operating LLC in connection with such sale, after deducting certain amounts and certain expenses incurred by the Operating LLC or JVB in connection with such sale.  See Note 17.

Redeemable financial instruments consist of the following in the periods shown:

REDEEMABLE FINANCIAL INSTRUMENTS
As of and For the Year Ended December 31, 2017
(Dollars in thousands)

	Outstanding Balance	Accrued Interest	Interest expense incurred
JKD Capital Partners I LTD	$6,732	$367	$831
DGC Family Fintech Trust / CBF	10,000	31	89
	$16,732	$398	$920

REDEEMABLE FINANCIAL INSTRUMENTS
As of and For the Year Ended December 31, 2016
(Dollars in Thousands)

	Outstanding Balance	Accrued Interest	Interest expense incurred
JKD Capital Partners I LTD	$6,000	$761	$761
	$6,000	$761	$761

17. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in thousands)

Description	As of December 31, 2017	As of December 31, 2016	Interest Rate Terms	Interest (4)	Maturity
Contingent convertible debt:
8.00% convertible senior note ("the 2017 Convertible Note")	$15,000	$-	Fixed	8.00%	March 2022 (1)
8.00% convertible senior notes ("the 2013 Convertible Notes")	8,248	8,248	Fixed	8.00%	September 2018 (2)
Less unamortized debt issuance costs	(1,343)	(274)
	21,905	7,974
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	5.38%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	5.84%	March 2035
Less unamortized discount	(25,853)	(26,576)
	22,272	21,549
Total	$44,177	$29,523

(1)

The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount of the 2017 Convertible Note at any time prior to maturity into units of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Company on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.

(2)

The holders of the 2013 Convertible Notes may convert all or any part of the outstanding principal amount of the 2013 Convertible Notes at any time prior to maturity into shares of the Company’s Common Stock, par value $0.01 per share at a conversion price of $30.00 per share, subject to customary anti-dilution adjustments.

(3)

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

(4)	Represents the interest rate in effect as of the last day of the reporting period.

Contingent convertible debt

The 2017 Convertible Note

On March 10, 2017 (the “Closing Date”), the Operating LLC entered into a Securities Purchase Agreement (the “2017 Convertible Note Purchase Agreement”), by and among the Operating LLC and DGC Family Fintech Trust, a trust established by Daniel G. Cohen, and solely for purposes of certain sections of the 2017 Convertible Note Purchase Agreement thereof, the Company. Mr. Cohen is the chairman of the Company’s board of directors and chairman of the board of managers of the Operating LLC.

Pursuant to the 2017 Convertible Note Purchase Agreement, the DGC Family Fintech Trust agreed to purchase from the Operating LLC, and the Operating LLC agreed to issue and to sell to the DGC Family Fintech Trust, a convertible senior secured promissory note (the “2017 Convertible Note”) in the aggregate principal amount of $15,000.  On the Closing Date, the DGC Family Fintech Trust paid to the Operating LLC $15,000 in cash in consideration for the 2017 Convertible Note.  In addition, pursuant to the 2017 Convertible Note Purchase Agreement, on the Closing Date, the Operating LLC was required to pay to the DGC Family Fintech Trust the $600 Transaction Fee, which obligation was offset in full by Mr. Cohen’s obligation to pay the Termination Fee for the Europe Sale Agreement (see note 5) to the Operating LLC.    As required pursuant to ASC 470, the Company accounted for the 2017 Convertible Notes as conventional convertible debt and did not allocate any amount of the proceeds to the embedded equity option.

Under the 2017 Convertible Note Purchase Agreement, the Operating LLC and the DGC Family Fintech Trust offer customary indemnifications.  Further, the Operating LLC and the DGC Family Fintech Trust provide each other with customary representations and warranties, the Company provides limited representations and warranties to the DGC Family Fintech Trust, and each of the Operating LLC and the Company make customary affirmative covenants.

Pursuant to the 2017 Convertible Note Purchase Agreement, the Company agreed to execute an amendment (the “LLC Agreement Amendment”) to the Amended and Restated Limited Liability Company Agreement of the Operating LLC dated as of December 16, 2009, by and among the Operating LLC and its members, as amended (the “LLC Agreement”) at such time in the future as all of the other members execute the LLC Agreement Amendment.  The LLC Agreement Amendment provides, among other things, that the Board of Managers will initially consist of Daniel G. Cohen, as chairman of the Operating LLC’s board of managers, Lester R. Brafman (the Company’s current chief executive officer), and Joseph W. Pooler, Jr. (the Company’s current executive vice president, chief financial officer, and treasurer).  The LLC Agreement Amendment also provides that Mr. Cohen will not be able to be removed from the Operating LLC’s board of managers or as chairman of the Operating LLC’s board of managers other than for cause or under certain limited circumstances.  The LLC Agreement Amendment was not executed as of December 31, 2017.

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

At any time following the Closing Date, all or any portion of the outstanding principal amount of the 2017 Convertible Note may be converted by the holder thereof into units of membership interests of the Operating LLC (“LLC Units”) at a conversion rate equal to $1.45 per unit, subject to customary anti-dilution adjustments.  Units of the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Company on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.  Under the 2017 Convertible Note Purchase Agreement, the Company submitted a proposal to the Company’s stockholders at its 2017 annual meeting of stockholders to approve the Company’s issuance, if any, of Common Stock upon any redemption of the LLC Units and the Company’s board of directors agreed to recommend that the Company’s stockholders vote to approve such proposal.  The proposal was approved at the Company’s 2017 annual meeting.

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

The 2013 Convertible Notes

In connection with the investments by Mead Park Capital and EBC, as assignee of CBF, in September 2013, the Company issued $8,248 in aggregate principal amount of convertible senior promissory notes.  The 2013 Convertible Notes accrue 8% interest per year, payable quarterly. The 2013 Convertible Notes mature on September 25, 2018.    As required under ASC 470, the Company accounted for the 2013 Convertible Notes as conventional convertible debt and did not allocate any amount of the proceeds to the embedded equity option.

The holders of the notes may convert all or any part of the outstanding principal amount of the 2013 Convertible Notes at any time into shares of the Company’s Common Stock at $30.00 per share conversion price, subject to customary anti-dilution adjustments. Accordingly, based on the current principal balance, the notes will be convertible into up to an aggregate of 274,917 shares of Common Stock. However, the 2013 Convertible Notes have certain provisions that allow for the deferral of interest payments:  (i) if dividends of less than $0.20 per share are paid on the Company’s Common Stock in the quarter prior to any interest payment date, then the Company may pay one-half of the interest in cash on such date, and the remaining one-half of the interest otherwise payable will be added to the principal amount of the convertible note then outstanding and (ii) if no dividends are paid on the Company’s Common Stock in the quarter prior to any interest payment date, then the Company may make no payment in cash on such date, and all of the interest otherwise payable on such date will be added to the principal amount of the note then outstanding.

As of December 31, 2017, the Company was in compliance with the covenants of the 2013 Convertible Notes and has paid all of the interest due thereunder in cash.

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

The junior subordinated notes have several financial covenants. Since the Merger, Cohen & Company Inc. has been in violation of one covenant of Alesco Capital Trust I. As a result of this violation, Cohen & Company Inc. is prohibited from issuing additional debt that is either subordinated to or pari passu with Alesco Capital Trust I debt. This violation does not prohibit Cohen & Company Inc. from issuing senior debt or the Operating LLC from issuing debt of any kind. Cohen & Company Inc. is in compliance with all other covenants of the junior subordinated notes. The Company does not consider this violation to have a material adverse impact on its operations or on its ability to obtain financing in the future.

Deferred Financing

The Company incurred $1,400 of deferred financing costs associated with the issuance of the 2017 Convertible Note and $670 of deferred financing costs associated with the issuance of the 2013 Convertible Notes.  These amounts were initially recorded as a discount on debt and are amortized to interest expense over the life of the notes under the effective interest method.  The Company recognized interest expense from deferred financing costs of $332, $136, and $123 for the years ended December 31, 2017, 2016, and 2015, respectively.

Interest Expense, net

Interest expense includes interest incurred in connection with the Company’s debt and redeemable financial instruments (see note 16), the amortization of deferred financing related to the 2017 and 2013 Convertible Notes, the amortization of discount related to the convertible senior notes and the junior subordinated notes, and other miscellaneous items.

18. EQUITY

Common Stock

On September 1, 2017, the Company effected a 1-for-10 reverse stock split and increased the par value of the Company’s Common Stock from $0.001 per share to $0.01 per share. All share and per share amounts, and exercise and conversion prices for all periods presented herein reflect the reverse split as if it had occurred as of the beginning of the first period presented.    No fractional shares were issued in connection with the reverse stock split.  Instead, a stockholder who otherwise would have been entitled to receive fractional shares of Common Stock as a result of the reverse stock split became entitled to receive from the Company cash in lieu of such fractional shares.    The total cash payment for the fractional shares was $4.  Immediately after the reverse stock split there were 1,262,584 of common shares outstanding, which included 81,098 of unvested and restricted stock.

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

Preferred Stock

Series C Junior Participating Preferred Stock: Series C Junior Participating Preferred Stock (“Series C Preferred Stock”) was authorized by the Company’s board of directors in connection with the Stockholder Rights Plan discussed below. The Series C Preferred Stock has a par value of $0.001 per share and 10,000 shares were authorized as of December 31, 2017 and 2016.  The holders of Series C Preferred Stock are entitled to receive, when, as, and if declared by the Company’s board of directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September, and December in each year commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series C Preferred Stock. Dividends accrue and are cumulative. The holder of each share of Series C Junior Participating Preferred Stock is entitled to 10,000 votes on all matters submitted to a vote of the Company’s stockholders. Holders of Series C Preferred Stock are entitled to receive dividends, distributions or distributions upon liquidation, dissolution, or winding up of the Company in an amount equal to $100,000 per share of Series C Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions, whether or not declared, prior to payments made to holders of shares of stock ranking junior to the Series C Preferred Stock. The shares of Series C Preferred Stock are not redeemable. There were no shares of Series C Preferred Stock issued and outstanding as of December 31, 2017 and 2016.

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred  Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof, to vote  the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every 10 shares of Series E Preferred Stock, the holders thereof are entitled to one vote on any such matter. Mr. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock outstanding as of December 31, 2017. The Series E Preferred Stock held by Mr. Cohen give him the same voting rights he would have if all of the Operating LLC membership units held by him were exchanged for Common Stock on a ten for one basis and effectively gives Mr. Cohen voting rights at the Company in the same proportion as his economic interest (as his membership units of the Operating LLC do not carry voting rights at the Company level).  The Series E Preferred Stock effectively enables Mr. Cohen to exercise approximately 29.12% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2017 (in addition to the voting power he holds through his common share ownership).  The terms of the Series E Preferred Stock provide that, if the Company causes the redemption of or otherwise acquires any of the Operating LLC units owned by Mr. Cohen as of May 9, 2013, then the Company will redeem an equal number of shares of Series E Preferred Stock.  The Series E Preferred Stock is otherwise perpetual. As of December 31, 2017, there were 4,983,557 shares of Series E Preferred Stock issued and outstanding. See Non-Controlling Interest — Future Conversion / Redemption of Operating LLC Units below.

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

No rights were exercisable at December 31, 2017. There was no impact to the Company’s financial results as a result of the adoption of the 2016 Rights Agreement. The terms and the conditions of the rights are set forth in the Section 382 Rights Agreement filed on Form 8-A with the Securities and Exchange Commission on August 3, 2016.

As permitted under the 2016 Rights Agreement, on December 18, 2017, the Company’s board of directors approved a request from Christopher Ricciardi, a former member of the Company’s board of directors and the beneficial owner of over 5% of the Company’s Common Stock to purchase up to 100,000 shares of Common Stock on or prior to March 31, 2018 without the rights under the 2016 Rights Agreement becoming exercisable.  As a result, no rights under the 2016 Rights Agreement have or will become exercisable in connection with any purchase by Mr. Ricciardi of such Common Stock.

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

Pursuant to the 10b5-1 Plan, the Company repurchased 15,270 shares in the open market for a total purchase price of $149 for the twelve months ended December 31, 2017. In addition, in privately negotiated transactions, during the second quarter of 2017 the Company purchased 2,774 shares for an aggregate purchase price of $33 or $12 per share from an employee of the company and during the fourth quarter of 2017, the Company purchased 27,345 shares for an aggregate purchase price of $273 or $10 per share from a current member of the board of directors. Also during the fourth quarter of 2017, the company purchased 11,177 shares from an unrelated third party in a privately negotiated transaction for an aggregate purchase price of $112 or $10 per share.

During the twelve months ended December 31, 2016, the Company repurchased 22,068 shares in the open market (both pursuant to the 10b5-1 Plan and prior to being in effect)  for a total purchase price of $208.

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

During the fourth quarter of 2015, the Company repurchased 200,000 shares of the Company’s Common Stock in connection with the termination of the Mead Park Purchase Agreement. The Company retired these shares.

Dividends and Distributions

During 2017, 2016, and 2015, the Company paid cash dividends on its outstanding Common Stock in the amount of $985, $954, and $1,193, respectively. Pro-rata distributions were made to the other members of the Operating LLC upon the payment of dividends to the Company’s stockholders. During 2017, 2016, and 2015, the Company paid cash distributions of $425, $425, and $427, respectively, to the holders of the non-controlling interest (that is, the members of the Operating LLC other than Cohen & Company Inc.).

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

Shares Outstanding of Stockholders’ Equity of the Company

The following table summarizes the share transactions that occurred in stockholders’ equity during the years ended December 31, 2017, 2016, and 2015.

ROLLFORWARD OF SHARES OUTSTANDING OF
COHEN & COMPANY INC.

	Common Stock	Restricted Stock	Total
December 31, 2014	1,485,878	15,845	1,501,723
Issuance of shares	-	21,212	21,212
Issuance as equity-based compensation	-	15,347	15,347
Vesting of shares	17,634	(17,634)	-
Shares withheld for employee taxes	-	-	-
Forfeiture / cancellation of restricted stock	-	(3,226)	(3,226)
Repurchase and retirement of common stock	(200,000)	-	(200,000)
December 31, 2015 (1)	1,303,512	31,544	1,335,056
Issuance of shares	-	43,210	43,210
Issuance as equity-based compensation	-	24,691	24,691
Vesting of shares	25,483	(25,483)	-
Shares withheld for employee taxes	(2,570)	-	(2,570)
Forfeiture / cancellation of restricted stock	-	-	-
Repurchase and retirement of common stock	(191,468)		(191,468)
December 31, 2016 (1)	1,134,957	73,962	1,208,919
Issuance of shares	-	29,167	29,167
Issuance as equity-based compensation	-	39,591	39,591
Vesting of shares	65,782	(65,782)	-
Shares withheld for employee taxes	(7,699)	-	(7,699)
Forfeiture / cancellation of restricted stock	-	-	-
Repurchase and retirement of common stock	(56,950)	(6)	(56,956)
December 31, 2017 (1)	1,136,090	76,932	1,213,022
(1)	Excludes remaining restricted units of Cohen & Company Inc. Common Stock. See note 19.

Non-Controlling Interest

Future Conversion / Redemption of Operating LLC Units

Of the 5,324,090 Operating LLC membership units not held by the Company as of December 31, 2017 and 2016, Daniel G. Cohen, the Company’s chairman, through CBF, a single member LLC, held 4,983,557 Operating LLC membership units. Each Operating LLC membership unit is redeemable at the member’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the holder’s redemption notice, or (ii) at the Company’s option, for one share of the Company’s Common Stock for every ten units subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’s Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock.

In connection with the private placement investment described in note 28-E, the Operating LLC issued 2,749,167 Operating LLC membership units to Cohen & Company Inc.

In connection with the repurchase and retirement of 200,000 of the Company’s Common Stock during 2015, Cohen & Company Inc. surrendered 2,000,000 Operating LLC membership units.

Unit Issuance and Surrender Agreement — Acquisition and Surrender of Additional Units of the Operating LLC, net

Effective January 1, 2011, Cohen & Company Inc. and the Operating LLC entered into a Unit Issuance and Surrender Agreement (the “UIS Agreement”) that was approved by  board of directors of Cohen & Company Inc. and the board of managers of the Operating LLC. In an effort to maintain a 1:10 ratio of Common Stock to the number of membership units Cohen & Company Inc. holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to Cohen & Company Inc. when the Cohen & Company Inc. issues its Common Stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for Cohen & Company Inc. to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased by the Company.

Letter Agreements – Repurchase of Common Stock

Also in an effort to maintain a 1:10 ratio of Common Stock to the number of membership units Cohen & Company Inc. holds in the Operating LLC, Cohen & Company Inc. and the Operating LLC have entered into a series of letter agreements.  These agreements call for Cohen & Company Inc. to surrender units to the Operating LLC when the Company repurchases its Common Stock.

The following table summarizes the transactions that resulted in changes in the unit ownership of the Operating LLC including unit issuances and forfeitures related to the UIS agreement.

ROLLFORWARD OF UNITS OUTSTANDING OF
THE OPERATING LLC

	Units Held by Cohen & Company Inc.	Units Held by Daniel G. Cohen	Units Held by Others	Total
December 31, 2014	15,017,219	4,983,557	340,533	20,341,309
Issuance of Units under UIS, net	212,121	-	-	212,121
Vesting of Units	-	-	-	-
Redemption of Operating LLC Units for Cohen & Company Shares		-	-	-
Repurchase and retirement of Common Stock	(2,000,000)	-	-	(2,000,000)
December 31, 2015	13,229,340	4,983,557	340,533	18,553,430
Issuance of Units under UIS, net	467,002	-	-	467,002
Vesting of Units	-	-	-	-
Redemption of Operating LLC Units for Cohen & Company Shares	-	-	-	-
Repurchase and retirement of Common Stock	(1,914,680)	-	-	(1,914,680)
December 31, 2016	11,781,662	4,983,557	340,533	17,105,752
Issuance of Units under UIS, net	398,741	-	-	398,741
Vesting of Units	-	-	-	-
Redemption of Operating LLC Units for Cohen & Company Shares	-	-	-	-
Repurchase and retirement of Common Stock	(569,549)	-	-	(569,549)
December 31, 2017	11,610,854	4,983,557	340,533	16,934,944

The following schedule presents the impact to equity from Cohen & Company Inc.’s ownership interest in the Operating LLC.

	For the Year Ended December 31,
	2017	2016	2015
Net income / (loss) attributable to Cohen & Company Inc.	$2,064	$2,267	$(4,079)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc.'s paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	(81)	(626)	90
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from non-controlling interest	$1,983	$1,641	$(3,989)

19. EQUITY-BASED COMPENSATION

As described in note 3-P, the Company’s equity-based compensation paid to its employees is comprised of restricted units, restricted stock, and stock options.

The following table summarizes the amounts the Company recognized as equity-based compensation expense including restricted stock, restricted units, and stock options. These amounts are included as a component of compensation and benefits in the consolidated statements of operations. The remaining unrecognized compensation expense related to unvested awards at December 31, 2017 was $292 and the weighted average period of time over which this expense will be recognized is approximately 1.0 year. The awards assume estimated forfeitures during the vesting period, which were updated to reflect the actual forfeitures that occurred during the relevant periods.

EQUITY-BASED COMPENSATION INCLUDED IN COMPENSATION AND BENEFITS
(Dollars in Thousands)

	For the Year ended December 31,
	2017	2016	2015
Equity based compensation expense	$732	$1,165	$1,189
Non-equity based compensation expense	21,795	29,967	26,839
Total compensation and benefits	$22,527	$31,132	$28,028

The following table summarizes the equity-based compensation by plan.  Each plan is discussed in detail below.

DETAIL OF EQUITY BASED COMPENSATION BY PLAN

	For the Year ended December 31,
	2017	2016	2015
Restricted Stock or Units - 2006/2010 Plans	732	541	440
Options - 2010 Plan	-	624	749
Total equity based compensation expense	$732	$1,165	$1,189

The AFN 2006 Equity Incentive Plan and the Company’s 2010 Long-Term Incentive Plan – Restricted Common Stock, Restricted Units and Stock Options

In connection with the Merger, the Company assumed the AFN 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”). In addition, the Company adopted the Company’s 2010 Long-Term Incentive Plan (the “2010 Equity Incentive Plan”) on April 22, 2010, which was approved by the Company’s stockholders at the Company’s annual meeting on December 10, 2010, amended on April 18, 2011, and amended and restated on March 8, 2012 and November 30, 2013.

On October 27, 2016, the board of directors approved a 2,000,000 increase to the maximum number of shares of Common Stock available for issuance under the 2010 Equity Incentive Plan.  This increase was approved by stockholders at the Company’s annual meeting on December 21, 2016.  The 2006 Equity Incentive Plan and the 2010 Equity Incentive Plan are collectively referred to as the “Equity Incentive Plans.” The Equity Incentive Plans provide for the granting of stock options, restricted Common Stock, restricted units, stock appreciation rights, and other share-based awards. The Equity Incentive Plans are administered by the compensation committee of the Company’s board of directors. As of December 31, 2017, 153,957 shares remained available to be issued under these plans.

RESTRICTED STOCK AND RESTRICTED UNITS - SERVICE BASED VESTING

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	15,845	$24.30
Granted	33,333	16.50
Vested	(17,634)	16.50
Unvested at December 31, 2015	31,544	16.50
Granted	67,901	8.10
Vested	(25,483)	16.50
Unvested at December 31, 2016	73,962	8.10
Granted	68,752	13.20
Vested	(65,782)	9.20
Unvested at December 31, 2017	76,932	$$12.38

RESTRICTED STOCK AND RESTRICTED UNITS - PERFORMANCE AND SERVICE BASED VESTING

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Units (1)	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	-	$-	50,000	$-
Granted	3,226	17.50	-	-
Vested	-		-	-
Forfeited	(3,226)	17.50	-	-
Unvested at December 31, 2015	-	-	50,000	-
Granted	-		-	-
Vested	-	-	-	-
Forfeited	-		-	-
Unvested at December 31, 2016	-	-	50,000	-
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested at December 31, 2017	-	$-	50,000	$-

(1)

During the first quarter of 2012, the Company issued 50,000 restricted units of Common Stock to a non-employee. FASB ASC 505-50 requires that an equity instrument issued to a non-employee should be measured by using the stock price and other measurement assumptions as of the earlier of the date at which either (i) a commitment for performance by the counterparty has been reached or (2) the counterparty’s performance is complete. The Company is not currently accruing expense related to this share issuance.  See Contingent Issuance of Shares below.

The total fair value of all equity awards vested in each year based on the fair market value of the Company’s Common Stock on the vesting date during the years ended December 31, 2017, 2016, and 2015, was $816, $289, and $288, respectively.

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

STOCK OPTIONS - SERVICE BASED VESTING

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Balance at January 1, 2016	319,286	$40.00	$7.00	2.9
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Balance at December 31, 2016	319,286	40.00	7.00	1.9
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Balance at December 31, 2017	319,286	$40.00	$7.00	0.9

Exercisable at December 31, 2017	319,286	$40.00

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing stock price of the Company’s Common Stock.  As of December 31, 2017 and 2016, all options were out of the money.

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

In connection with this revenue share arrangement, the Company issued 50,000 restricted units of Common Stock to the managing member of IIFC, which vest 1/3 when the Company receives $6,000 of cumulative revenue share payments, 1/3 when the Company receives $12,000 of cumulative revenue share payments, and 1/3 when the Company receives $18,000 of cumulative revenue share payments. In certain circumstances, the Company retains the right to deliver fixed amounts of cash to the managing member of IIFC as opposed to vested shares of Common Stock.  As of December 31, 2017, the Company has earned $1,681 under the revenue share arrangement.

As this grant of shares was to a non-employee, the Company will measure the fair value of this grant on the vesting date (based on its share price on those dates) rather than the grant date.  Currently, the Company considers the vesting of these shares to not be probable.  The Company will not record any share based compensation expense until it becomes probable of vesting.  If a threshold is met, the Company will issue the relevant number of shares and will record share based compensation expense in an amount equal to the number of shares issued multiplied by the Company’s stock price at the date of issuance.

20. INCOME TAXES

Cohen & Company Inc. is treated as a C corporation for United States federal income tax purposes. The components of income tax expense (benefit) included in the consolidated statements of operations for each year presented herein are shown in the table below.

INCOME TAX EXPENSE
(Dollars in Thousands)

	For the Year Ended December 31,
	2017	2016	2015
Current income tax expense (benefit)
Federal income tax expense (benefit)	$51	$40	$61
Foreign income tax expense (benefit)	17	52	108
State and local income tax expense (benefit)	-	-	-
	68	92	169
Deferred income tax expense (benefit)
Federal income tax expense (benefit)	(1,499)	215	(143)
Foreign income tax expense (benefit)	-	-	-
State and local income tax expense (benefit)	220	115	59
	(1,279)	330	(84)

Total	$(1,211)	$422	$85

The components of income (loss) before income taxes is shown below.

INCOME (LOSS) BEFORE INCOME TAXES
(Dollars in Thousands)

	For the Year Ended December 31,
	2017	2016	2015
Domestic	$974	$4,550	$(2,392)
Foreign	250	(699)	(3,191)
Total Income (loss) before income taxes	$1,224	$3,851	$(5,583)

As of December 31, 2017, the Company had net prepaid taxes of $0 included as a component of other assets in the consolidated balance sheets.  As of December 31, 2016, the Company had net prepaid taxes of $99 included as a component of other assets in the consolidated balance sheets.

The expected income tax expense /(benefit) using the federal statutory rate differs from income tax expense / (benefit) pertaining to pre-tax income / (loss) as a result of the following for the years ended December 31, 2017, 2016, and 2015.

INCOME TAX RATE RECONCILIATION
(Dollars in Thousands)

	For the Year Ended December 31,
	2017	2016	2015
Federal statutory rate - 35%	$428	$1,348	$(1,954)
Pass thru impact	(131)	(411)	519
Impact of statutory rate change on deferred items	38,867	-	-
Impact of statutory rate change on valuation allowance	(40,139)	-	-
Deferred tax valuation allowance	(315)	(682)	1,353
State and local tax	62	115	59
Foreign tax	17	52	108
Total	$(1,211)	$422	$85

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

The components of the net deferred tax asset (liability) are as follows.

DEFERRED TAX ASSET AND LIABILITY
(Dollars in Thousands)

	As of December 31, 2017			As of December 31, 2016
	Asset	Liability	Net	Asset	Liability	Net
Federal net operating loss carry-forward	$19,670	$-	$19,670	$33,345	$-	$33,345
State net operating loss carry-forward	3,744	-	3,744	3,773	-	3,773
Federal capital loss carry-forward	42,264	-	42,264	61,065	-	61,065
Unrealized gain on debt	-	(7,615)	(7,615)	-	(10,917)	(10,917)
Investment in Operating LLC	26,726	-	26,726	42,239	-	42,239
Other	2,571	-	2,571	2,739	-	2,739
Gross deferred tax asset / (liability)	94,975	(7,615)	87,360	143,161	(10,917)	132,244
Less: valuation allowance	(90,215)	-	(90,215)	(136,378)	-	(136,378)
Net deferred tax asset / (liability)	$4,760	$(7,615)	$(2,855)	$6,783	$(10,917)	$(4,134)

As of December 31, 2017, the Company had a federal net operating loss (“NOL”) of approximately $93,666, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses (“NCLs”) in excess of capital gains of $142,536 as of December 31, 2017, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carry forward will begin to expire in 2019. No assurance can be made that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers.

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

Notwithstanding the facts that the Company has determined that the use of its remaining NOL and NCL carry forwards are not currently limited by Section 382 of the Code, the Company recorded a valuation allowance for a significant portion of its NOLs and NCLs when calculating its net deferred tax liability as of December 31, 2017. The valuation allowance was recorded because the Company determined it is not more likely than not that it will realize these benefits.

In determining its federal income tax provision for 2017, the Company has assumed that it will retain the valuation allowance applied against its deferred tax asset related to the NOL and NCL carry forwards as of December 31, 2017. The Company’s determination that it is not more likely than not that it will realize future tax benefits from the NOLs and NCLs may change in the future. In the future, the Company may conclude that it is more likely than not that it will realize the benefit of all or a portion of the NOL and NCL carry forwards. If it makes this determination in the future, the Company would reduce the valuation allowance and record a tax benefit as a component of the consolidated statements of operations in the period it makes this determination. From that point forward, the Company would begin to record net deferred tax expense for federal and state income taxes as a component of its provision for income tax expense as it utilizes the NOLs and NCLs, for which the valuation allowance was removed.

The Company had no unrecognized tax benefits in the periods presented.

The Company files tax returns in the U.S. federal jurisdiction, various states or local jurisdictions, the United Kingdom, and France. With few exceptions, the Company is no longer subject to examination for years prior to 2012.

Corporate Tax Reform

In December 2017, the U.S. congress passed the Tax Cuts and Jobs Act of 2017 (the “TCJA”).  Among other things, this law made substantial changes to the way U.S. corporations are taxed.  The Company is a U.S. corporation and therefore is impacted by these changes.

Our preliminary estimate of the TCJA and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TJCA may require further adjustments and changes in our estimates. The final determination of the TCJA and the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA.

The following changes had a one-time impact on the Company which were recognized in the fourth quarter of 2017:

•

As a result of the corporate tax rate reduction from 35% to 21%, the Company’s deferred tax liability was revalued.  This change, as well as the immaterial impact of certain other provisions, resulted in a $1.3 million tax benefit being recognized in the fourth quarter of 2017.

•

As part of the conversion from a worldwide tax system to a modified territorial one, the law imposed a one-time repatriation tax for accumulated earnings in the Company’s French subsidiary.  However, because of the Company’s existing NOLs, the repatriation tax did not result in an additional tax liability in 2017.  It did, however, result in the utilization of more of the Company’s NOL carryforwards than it otherwise would have used.

Pennsylvania Income Tax Assessment

In October 2013, the Company received a Pennsylvania corporate net income tax assessment from the Pennsylvania Department of Revenue in the amount of $4,683 (including penalties) plus interest related to a subsidiary of AFN for the 2009 tax year.  The assessment denied this subsidiary’s KOZ credit for that year.  The Company filed an administrative appeal of this assessment with the Pennsylvania Department of Revenue Board of Appeals, which was denied in June 2014.  The Company filed an appeal with the Pennsylvania Board of Finance and Revenue, which was also denied in May 2015.  The Company has filed an appeal with the Pennsylvania Commonwealth Court.  At a status conference held on October 3, 2017, the Commonwealth requested a 120-day extension of the deadline to file certain documents and/or set a date for trial.  The Company consented to this request and the Court granted the extension.  On February 5, 2018, the Commonwealth and the Company jointly requested an additional 120-day extension of the deadline. The Court granted this request.

The Company has evaluated the assessment in accordance with the provisions of ASC 740 and determined not to record any reserve for this assessment.

21. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table shows the components of other comprehensive income / (loss) and the tax effects allocated to other comprehensive income / (loss).

ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) AND INCOME TAX EFFECT OF ITEMS ALLOCATED TO OTHER COMPREHENSIVE INCOME / (LOSS)
(Dollars in thousands)

	OCI Items	Tax Effect	Total
December 31, 2014	$(772)	$-	$(772)
Change in foreign currency items	(161)	-	(161)
Other comprehensive income / (loss), net	(161)	-	(161)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(6)	-	(6)
December 31, 2015	(939)	-	(939)
Change in foreign currency items	(190)	-	(190)
Other comprehensive income / (loss), net	(190)	-	(190)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	55	-	55
December 31, 2016	(1,074)	-	(1,074)
Change in foreign currency items	219	-	219
Other comprehensive income / (loss), net	219	-	219
Acquisition / (surrender) of additional units in consolidated subsidiary, net	5	-	5
December 31, 2017	$(850)	$-	$(850)

22. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.

CCFL, a subsidiary of the Company regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.1.40R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein.

The following table shows the actual net capital (in the case of the JVB) and actual net liquid capital (in the case of CCFL) as compared to the required amounts for the periods indicated.

Statutory Net Capital Requirements
(Dollars in thousands)
	As of December 31, 2017
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$69,838	$250	$69,588
CCFL	2,045	1,171	874
Total	$71,883	$1,421	$70,462

	As of December 31, 2016
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$39,490	$250	$39,240
CCFL	2,582	1,090	1,492
Total	$42,072	$1,340	$40,732

23. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in thousands, except share or per share information)

	Year Ended December 31,
	2017	2016	2015
Net income / (loss) attributable to Cohen & Company Inc.	$2,064	$2,267	$(4,079)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	371	1,162	(1,589)
Add back: interest expense on 2017 Convertible Note	1,154	-	-
Add / (deduct): Adjustment (2)	550	(167)	107
Net income / (loss) on a fully converted basis	$4,139	$3,262	$(5,561)

Weighted average common shares outstanding - Basic	1,206,906	1,219,189	1,479,083
Unrestricted Operating LLC membership units (1)	532,409	532,409	532,409
Dilutive impact of restricted equity instruments	13,858	11,404	-
Dilutive impact of 2017 Convertible Note	839,081	-	-
Weighted average common shares outstanding - Diluted (3)	2,592,254	1,763,002	2,011,492

Net income / (loss) per common share - Basic	$1.71	$1.86	$(2.76)

Net income / (loss) per common share - Diluted	$1.60	$1.85	$(2.76)

(1)

The Operating LLC membership units not held by Cohen & Company Inc. (that is, those held by the non-controlling interest) may be redeemed and exchanged into shares of the Company on a ten-for-one basis. The Operating LLC membership units not held by Cohen & Company Inc. are redeemable at the member’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the member’s redemption notice, or (ii) at the Company’s option, one tenth of a share of the Company’s Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’s Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income / (loss) per common share when the effect is not anti-dilutive using the if-converted method.

(2)

An adjustment is included for the following reason: if the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable.

(3)

For the years ended December 31, 2017, 2016, and 2015, weighted average common shares outstanding excludes 274,917 shares from the assumed conversion of the 2013 Convertible Notes because the inclusion of such shares would be anti-dilutive.  In addition, for the year ended December 31, 2015, weighted average common shares excludes 1,263 of restricted shares because the inclusion of such shares would be antidilutive.

24. RESERVE REQUIREMENTS

As of December 31, 2017 and 2016, JVB was not subject to the reserve requirements under Rule 15c3-3 of the Securities Exchange Act of 1934 because JVB does not carry securities accounts for their customers or perform custodial functions relating to customer securities and, therefore, they qualify for an exemption under Rule 15c3-3(k)(2)(ii).

25. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in several cities under agreements. As of December 31, 2017, future minimum commitments under these operating leases are as follows.

FUTURE LEASE COMMITMENTS
(Dollars in thousands)

	Lease	Less: Sublease	Net Commitment
2018	$1,197	$(318)	$879
2019	941	(292)	649
2020	740	(299)	441
2021	146	(75)	71
2022	-	-	-
2023 and Thereafter	-	-	-
	$3,024	$(984)	$2,040

Subsequent to year end, the Company executed a new lease for its New York office.  The initial term of this new lease is 10 years and requires total minimum lease payments over this time of $1,403.  Amounts related to this new lease are not included in the table above.

Rent expense for the years ended December 31, 2017, 2016, and 2015 was $1,182, $1,157, and $1,305, respectively, and was included in business development, occupancy, equipment expense in the consolidated statements of operations. Rent expense was recorded net of sublease income of $250, $309, and $731, for the year ended December 31, 2017, 2016, and 2015, respectively. The lease commitments noted above represent the actual cash commitments and will not necessarily match the amount of rent expense recorded in the consolidated statements of operations. See note 3.

Legal and Regulatory Proceedings

In October 2013, the Company received a Pennsylvania corporate net income tax assessment from the Pennsylvania Department of Revenue in the amount of $4,683 (including penalties) plus interest related to a subsidiary of AFN for the 2009 tax year.  The assessment denied this subsidiary’s KOZ credit for that year.  The Company filed an administrative appeal of this assessment with the Pennsylvania Department of Revenue Board of Appeals, which was denied in June 2014.  The Company filed an appeal with the Pennsylvania Board of Finance and Revenue, which was also denied in May 2015.  The Company has filed an appeal with the Pennsylvania Commonwealth Court.  At a status conference held on October 3, 2017, the Commonwealth requested a 120-day extension of the deadline to file certain documents and/or set a date for trial.  The Company consented to this request and the Court granted the extension.  On February 5, 2018, the Commonwealth and the Company jointly requested an additional 120-day extension of the deadline.    The Court granted this request.

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

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2017
(Dollars in thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$26,909	$-	$-	$26,909	$-	$26,909
Asset management	-	7,897	-	7,897	-	7,897
New issue and advisory	6,340	-	-	6,340	-	6,340
Principal transactions and other income	5	5,619	772	6,396	-	6,396
Total revenues	33,254	13,516	772	47,542	-	47,542
Total operating expenses	27,324	4,929	383	32,636	7,504	40,140
Operating income / (loss)	5,930	8,587	389	14,906	(7,504)	7,402
Other non-operating income / (expense)	-	-	-	-	(6,178)	(6,178)
Income / (loss) before income taxes	5,930	8,587	389	14,906	(13,682)	1,224
Income tax expense / (benefit)	-	-	-	-	(1,211)	(1,211)
Net income / (loss)	5,930	8,587	389	14,906	(12,471)	2,435
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	371	371
Net income / (loss) attributable to Cohen & Company Inc.	$5,930	$8,587	$389	$14,906	$(12,842)	$2,064

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$67	$4	$-	$71	$178	$249

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2016
(Dollars in thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$39,105	$-	$-	$39,105	$-	$39,105
Asset management	-	8,594	-	8,594	-	8,594
New issue and advisory	2,982	-	-	2,982	-	2,982
Principal transactions and other income	121	2,925	1,621	4,667	-	4,667
Total revenues	42,208	11,519	1,621	55,348	-	55,348
Total operating expenses	34,481	3,386	480	38,347	8,415	46,762
Operating income / (loss)	7,727	8,133	1,141	17,001	(8,415)	8,586
Other non-operating income / (expense)	-	-	-	-	(4,735)	(4,735)
Income / (loss) before income taxes	7,727	8,133	1,141	17,001	(13,150)	3,851
Income tax expense / (benefit)	-	-	-	-	422	422
Net income / (loss)	7,727	8,133	1,141	17,001	(13,572)	3,429
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	1,162	1,162
Net income / (loss) attributable to Cohen & Company Inc.	$7,727	$8,133	$1,141	$17,001	$(14,734)	$2,267

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$110	$2	$-	$112	$179	$291

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2015
(Dollars in thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$31,026	$-	$-	$31,026	$-	$31,026
Asset management	-	9,682	-	9,682	-	9,682
New issue and advisory	5,370	-	-	5,370	-	5,370
Principal transactions and other income	(1,759)	3,568	(1,731)	78	-	78
Total revenues	34,637	13,250	(1,731)	46,156	-	46,156
Total operating expenses	32,276	4,523	503	37,302	10,515	47,817
Operating income / (loss)	2,361	8,727	(2,234)	8,854	(10,515)	(1,661)
Other non-operating income / (expense)	(29)	-	-	(29)	(3,893)	(3,922)
Income / (loss) before income taxes	2,332	8,727	(2,234)	8,825	(14,408)	(5,583)
Income tax expense / (benefit)	-	-	-	-	85	85
Net income / (loss)	2,332	8,727	(2,234)	8,825	(14,493)	(5,668)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(1,589)	(1,589)
Net income / (loss) attributable to Cohen & Company Inc.	$2,332	$8,727	$(2,234)	$8,825	$(12,904)	$(4,079)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$468	$33	$-	$501	$232	$733

(1)

Unallocated includes certain expenses incurred by indirect overhead and support departments (such as the executive, finance, legal, information technology, human resources, risk, compliance and other similar overhead and support departments). Some of the items not allocated include: (1) operating expenses (such as cash compensation and benefits, equity-based compensation expense, professional fees, travel and entertainment, consulting fees, and rent) related to support departments excluding certain departments that directly support the Capital Markets business segment; (2) interest expense on debt; and (3) income taxes. Management does not consider these items necessary for an understanding of the operating results of these business segments and such amounts are excluded in business segment reporting to the chief operating decision maker.

Balance Sheet Data
As of December 31, 2017
(Dollars in thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$2,014,061	$3,155	$12,867	$2,030,083	$6,175	$2,036,258

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

Balance Sheet Data
As of December 31, 2016
(Dollars in thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$542,364	$4,973	$8,441	$555,778	$5,493	$561,271

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

(1)

Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of business segment assets and such amounts are excluded in business segment reporting to the chief operating decision maker.

(2)	Goodwill and intangible assets are allocated to the Capital Markets and Asset Management business segments as indicated in the table from above.

Geographic Information

The Company has conducted its business activities through offices in the following locations: (1) United States and (2) United Kingdom and other. Total revenues by geographic area are summarized as follows.

GEOGRAPHIC DATA
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Total Revenues:
United States	$38,863	$48,997	$39,524
United Kingdom & Other	8,679	6,351	6,632
Total	$47,542	$55,348	$46,156

Long-lived assets attributable to an individual country, other than the United States, are not material.

27. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $5,334, $2,858, and $3,026 for the years ended December 31, 2017, 2016, and 2015, respectively.

The Company paid income taxes of $47, $236, and $257 for the years ended December 31, 2017, 2016, and 2015, respectively, and received income tax refunds of $83, $40, and $33 for the years ended December 31, 2017, 2016, and 2015, respectively.

In 2017, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company surrendered units of the Operating LLC pursuant to the UIS Agreement and in connection with the redemption of vested Operating LLC units by Cohen & Company Inc.  The Company recognized a net decrease in additional paid-in capital of $81, a net increase of $5 in accumulated other comprehensive income, and an increase of $76 in non-controlling interest. See note 18.

•

As a result of the European Sale Agreement, Mr. Cohen was required to pay to the Company the $600 Termination Fee.    Accordingly, the Company had deferred $600 of transaction costs it had paid in conjunction with the European Sale Agreement, which were included as a component of other assets.  With the issuance of the $15,000 2017 Convertible Note, the Company agreed to pay to DGC Family Fintech Trust the $600 Transaction Fee.  The Company agreed that Mr. Cohen’s obligation to pay the Termination Fee was offset in its entirety by the Company’s obligation to pay the Transaction Fee.  Accordingly, $600 was reclassified from other assets to discount on debt. (See note 5).

In 2016, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company acquired additional units of the Operating LLC pursuant to the UIS Agreement and in connection with the redemption of vested Operating LLC units by Cohen & Company Inc. The Company recognized a net decrease in additional paid-in capital of $626, a net increase of $55 in accumulated other comprehensive income, and an increase of $571 in non-controlling interest. See note 18.

In 2015, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company acquired additional units of the Operating LLC pursuant to the UIS Agreement and in connection with the redemption of vested Operating LLC units by Cohen & Company Inc.  The Company recognized a net increase in additional paid-in capital of $90, a net decrease of $6 in accumulated other comprehensive income, and a decrease of $84 in non-controlling interest.  See note 18

28. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the years ended December 31, 2017, 2016, and 2015. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. The Bancorp, Inc. (“TBBK”)

TBBK is identified as a related party because Mr. Cohen is TBBK’s chairman.

TBBK maintained deposits for the Company in the amount of $81 and $43 as of December 31, 2017 and 2016, respectively. These amounts are not disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of December 31, 2017 and 2016, the Company had repurchase agreements with TBBK as the counterparty in the amounts of $64,370 and $39,221, respectively.  The fair value of the collateral provided to TBBK by the Company relating to these repurchase agreements was $66,862 and $41,177 at December 31, 2017 and 2016, respectively.  These amounts are included as a component of securities sold under agreement to repurchase in the consolidated balance sheets.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amounts of $1,309 and $452 for the years ended December 31, 2017 and 2016, respectively.  These amounts are included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

B. Cohen Bros. Financial, LLC (“CBF”) and EBC 2013 Family Trust (“EBC”)

CBF has been identified as a related party because (i) CBF is a non-controlling interest holder of the Company and (ii) CBF is owned by Daniel G. Cohen. EBC has been identified as a related party because Mr. Cohen is a trustee of EBC.

In September 2013, EBC,  made a $4,000 investment in the Company. The Company issued $2,400 in principal amount of the 2013 Convertible Notes and $1,600 of the Company’s Common Stock to EBC. The Company incurred interest expense on this debt which is disclosed as part of interest expense incurred in the table at end of this section.

On September 29, 2017, CBF also invested $8,000 of the $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Family Fintech Trust / CBF.  See note 16.  The Company incurred interest expense on this investment which is disclosed as part of interest expense incurred in the table at end of this section.

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

D. JKD Investor

The JKD Investor is an entity owned by Jack J. DiMaio Jr., the Company’s vice chairman of the board of directors and the vice chairman of the Operating LLC’s board of managers, and his spouse.  On October 3, 2016, JKD Investor invested $6,000 in the Operating LLC.  An additional $1,000 of the Investment was invested in January 2017.  See note 16.

The Company incurred interest expense on this investment which is disclosed as part of interest expense incurred in the table at end of this section

E. Mead Park Capital Partners LLC (“Mead Park Capital”), Mead Park Advisors LLC (“Mead Park”), Mr. Ricciardi, and Mr. DiMaio

Investment in the Company by Mead Park Capital

In September 2013, Mead Park Capital made a $9,746 investment in the Company.  The Company issued $5,848 in principal amount of the 2013 Convertible Notes and $3,898 in Common Stock to Mead Park Capital (which were convertible, at any time by the holder thereof prior to the maturity of the notes into 194,917 shares of the Company’s Common Stock).  At that time Jack DiMaio, Jr. was the chief executive officer and founder of Mead Park Capital and Christopher Ricciardi, the Company’s former president, was a member of Mead Park Capital.  In connection with the September 25, 2013 closing of the transactions contemplated by the definitive agreements relating to Mead Park Capital’s investment in the Company, Jack DiMaio, Jr. and Mr. Ricciardi were added to the Company’s board of directors. Mr. DiMaio now serves as vice chairman of the Company’s board of directors and vice chairman of the Operating LLC’s board of managers.  Mr. Ricciardi is no longer a director of the Company.  See note 17.

Concurrent with the appointment of Mr. DiMaio and Mr. Ricciardi to the Company’s board of directors, Mead Park Capital was considered a related party of the Company.

On August 28, 2015, Mead Park Capital sold $4,386 of the 2013 Convertible Notes and 146,188 shares of the Company’s Common Stock to the Edward E. Cohen IRA, of which Edward E. Cohen is the benefactor.  See note C above.  The Company’s Common Stock and 2013 Convertible Notes sold in this transaction represented substantially all of the amounts beneficially owned by Mr. DiMaio.  Also as a result of this transaction, Mr. DiMaio was no longer a member of Mead Park Capital.    Mr. DiMaio remains the vice chairman of the Company’s board of directors.  Mr. Ricciardi remained a member and sole manager of Mead Park Capital.

On October 16, 2015, the Company entered into the Termination Agreement.  Pursuant to the Termination Agreement, in connection with the termination of the Mead Park Purchase Agreement (as defined below) and all rights and obligations thereunder and the mutual release of claims set forth in the Termination Agreement, on October 16, 2015: (i) Mead Park Capital transferred to the Company 48,729 shares of the Company’s Common Stock; (ii) the Ricciardi Parties transferred to the Company 151,271 shares of the Company’s Common Stock; (iii) the Company and Mead Park Capital terminated in its entirety, effective October 16, 2015, that certain Securities Purchase Agreement, dated as of May 9, 2013, by and among the Company, Mead Park Capital and, solely for purposes of Section 6.3 thereof, Mead Park Holdings LP (the “Mead Park Purchase Agreement”); and (iv) the Company transferred $4,000 in cash to accounts designated by Mr. Ricciardi for the benefit of the ricciardi parties and Mead Park Capital.

Mr. Ricciardi did not sell any of the 2013 Convertible Notes beneficially owned by him as part of either the August 28, 2015 or October 16, 2015 transactions.  During 2015, Mead Park Capital transferred the remaining 2013 Convertible Notes it held, in the amount of $1,462 of the aggregated principal amount, to Mr. Ricciardi.  At the Company’s annual meeting held on December 21, 2015, Mr. Ricciardi was not reelected to the Company’s board of directors and is no longer considered a related party.

The Company incurred interest expense on this debt in 2015, which is disclosed as part of interest expense incurred in the tables at the end of this section.

CDO Sub-Advisory Agreement with Mead Park Advisors, LLC

In July 2014, Cohen & Company Financial Management LLC (“CCFM”) and Dekania Capital Management, LLC (“DCM”), entered into a CDO sub-advisory agreement with Mead Park Advisors, LLC (“Mead Park Advisors”) whereby Mead Park Advisors will render investment advice and provide assistance to CCFM and DCM with respect to their management of certain CDOs.    The Company incurred consulting fee expense related to this sub-advisory agreement, which is disclosed as part of professional fee and other operating in the tables at the end of this section.  Mead Park Advisors, LLC remains a related party of the Company because Jack DiMaio maintains an ownership interest in it.  The CDO sub-advisory agreement was terminated by the Company on March 30, 2017.

F. DGC Family Fintech Trust

DGC Family Fintech Trust was established by Daniel G. Cohen, the chairman of the Company’s board of directors and the chairman of the Operating LLC’s board of managers. Mr. Cohen does not have any voting or dispositive control of securities held in the interest of the trust.  The Company considers DGC Family Fintech Trust a related party because it was established by Daniel G. Cohen.

In March 2017, the DGC Family Fintech Trust purchased the 2017 Convertible Note (See notes 5 and 17).  The Company incurred interest expense on the 2017 Convertible Note, which is disclosed as part of interest expense incurred in the table at the end of this section.

On September 29, 2017, the DGC Family Fintech Trust also invested $2,000 of the $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Family Fintech Trust / CBF.  See note 16.  Interest incurred on this instrument is disclosed in the tables at the end of this section.

G. Fin Tech Acquisition Corp. II

In July 2017, the Operating LLC entered into an agreement with Fin Tech Acquisition Corp. II.  Fin Tech Acquisition Corp. II is a related party because Daniel G. Cohen, the Company’s chairman, is the chief executive officer of Fin Tech Acquisition Corp. II, Betsy Cohen, Mr. Cohen’s mother, is the chairman of the board of directors of Fin Tech Acquisition Corp. II, and James J. McEntee, a member of the Company’s board of directors is the president and chief financial officer of Fin Tech Acquisition Corp. II.  The agreement provides that Cohen & Company Inc. will provide accounting and support services to Fin Tech Acquisition Corp. II for a period not longer than 24 months.  The revenue recorded for this arrangement is included as a component of other revenue and included in the table below.

H. Resource Securities, Inc. (formerly known as Chadwick Securities, Inc.), a registered broker-dealer subsidiary of Resource America, Inc. (“REXI”)

REXI was a publicly traded specialized asset management company in the commercial finance, real estate, and financial fund management sectors.  It was identified as a related party because the former chairman of the board of REXI is the father of the chairman of the Company’s board of directors and of the board of managers of the Operating LLC, president and chief executive of the Company’s European business, and president of CCFL (formerly the Company’s chairman and chief executive officer) until REXI was sold to an unrelated third party effective September 2016.  From that point forward, REXI is not a related party.

I. Woodlea Consulting, LLC

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

RELATED PARTY TRANSACTIONS
For the Year Ended December 31, 2017
(Dollars in Thousands)

	Net trading	Other revenue	Professional fee and other operating	Interest expense incurred
TBBK	$47	$-	$-	$-
EBC	-	-	-	236
Edward E. Cohen IRA	-	-	-	431
DGC Fintech Family Trust	-	-	-	1,172
CBF	-	-	-	71
JKD Investor	-	-	-	831
Fintech Acquisition Corp II	-	3	-	-
Mead Park Advisors	-	-	50	-
	$47	$3	$50	$2,741

RELATED PARTY TRANSACTIONS
For the Year Ended December 31, 2016
(Dollars in Thousands)

	Net trading	Other revenue	Professional fee and other operating	Interest expense incurred
TBBK	$2	$-	$-	$-
EBC	-	-	-	232
Edward E. Cohen IRA	-	-	-	424
JKD Investor	-	-	-	761
Mead Park Advisors	-	-	200	-
	$2	$-	$200	$1,417

RELATED PARTY TRANSACTIONS
For the Year Ended December 31, 2015
(Dollars in Thousands)

	Net trading	Other revenue	Professional fee and other operating	Interest expense incurred
EBC	$-	$-	$-	$228
Edward E. Cohen IRA	-	-	-	210
Mead Park Capital	-	-	-	340
Mead Park Advisors	-	-	200	-
REXI	3	-	-	-
Woodlea	-	-	39
	$3	$-	$239	$778

The following related party transactions are non-routine and are not included in the tables above.

J.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen, its chairman, and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made to the plan on behalf of the Company were $196, $215, and $214 for the years ended December 31, 2017, 2016, and 2015 respectively.

The Company had a sublease agreement for certain office space with Jack DiMaio, the Company’s vice chairman of the board.  The Company received payments under this agreement.  The payments were recorded as a reduction in the related rent and utility expenses.  The Company recorded a reduction in rent and utility expense in the amount of $11, $23 and $22 for the twelve month period ended December 31, 2017, 2016 and 2015, respectively. This sublease agreement terminated May 31, 2017.

Subsequent to the termination of the sublease agreement, the Company agreed to lease office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio.  The Company recorded $56 of rent expense related to this agreement for the period ending December 31, 2017.

In privately negotiated transactions, during the second quarter of 2017 the Company purchased 2,774 shares of its Common Stock for an aggregate purchase price of $33 or $12 per share from an employee of the company and during the fourth quarter of 2017, the Company purchased 27,345 shares of its Common Stock for an aggregate purchase price of $273 or $10 per share from a current member of the board of directors.  See note 18.

The Company sold a car it owned to Daniel G. Cohen for $9 in September 2015 resulting in a $9 gain.

29. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from /due to related parties. These amounts may result from normal operating advances or from timing differences between the transactions disclosed in note 28 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in thousands)

	As of December 31,
	2017	2016
Employees & other	$545	$57
Due from Related Parties	$545	$57

Mead Park	$-	$50
Total Due to Related Parties	$-	$50

SCHEDULE I

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Balance Sheets
(Dollars in Thousands)

	As of December 31,
	2017	2016
Assets
Cash	$3	$3
Investment in Cohen & Company, LLC	73,452	72,717
Other assets	-	24
Total assets	$73,455	$72,744

Liabilities
Accrued interest and other liabilities	$332	$305
Deferred income taxes	2,855	4,134
Debt	30,396	29,523
Total liabilities	33,583	33,962

Stockholders’ Equity
Preferred Stock	5	5
Common Stock	12	12
Additional paid-in capital	69,202	69,415
Accumulated deficit	(28,497)	(29,576)
Accumulated other comprehensive loss	(850)	(1,074)
Total stockholders’ equity	39,872	38,782

Total liabilities and stockholders’ equity	$73,455	$72,744

See accompanying notes to condensed financial statements.

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Statements of Operations
(Dollars in Thousands)

	For the Year Ended December 31,
	2017	2016	2015

Revenues
Equity in undistributed earnings / (loss) from Cohen & Company, LLC	$4,939	$6,610	$(180)
Total revenues	4,939	6,610	(180)
Operating income / (loss)	4,939	6,610	(180)
Non-operating expense
Interest expense	(4,104)	(3,973)	(3,922)
Income / (loss) before income taxes	835	2,637	(4,102)
Income tax (benefit) / expense	(1,229)	370	(23)
Net income / (loss)	$2,064	$2,267	$(4,079)

See accompanying notes to condensed financial statements.

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Statements of Cash Flows
(Dollars in Thousands)

	For the Year Ended December 31,
	2017	2016	2015

Operating activities
Net income / (loss)	$2,064	$2,267	$(4,079)
Adjustments to reconcile net income / (loss) to net cash provided by / (used) in operating activities:
Equity in undistributed earnings / (loss) from Cohen & Company, LLC	(4,939)	(6,610)	180
Distributions from / (contributions to) Cohen & Company, LLC	4,856	6,242	8,138
Other (income) / expense	-	-	-
Amortization of discount of debt	873	988	1,006
(Increase) / decrease in other assets	24	(24)	145
Increase / (decrease) in accounts payable and other liabilities	27	106	(118)
Increase / (decrease) in deferred income taxes	(1,279)	330	(84)
Net cash provided by / (used in) operating activities	1,626	3,299	5,188
Financing activities
Repurchase and repayment of debt	-	-	-
Cash used to net share settle equity awards	(69)	(20)	-
Repurchase of stock	(572)	(2,325)	(4,000)
Dividends paid to stockholders	(985)	(954)	(1,193)
Net cash provided by / (used in) financing activities	(1,626)	(3,299)	(5,193)
Net increase (decrease) in cash and cash equivalents	-	-	(5)
Cash and cash equivalents, beginning of period	3	3	8
Cash and cash equivalents, end of period	$3	$3	$3

See accompanying notes to condensed financial statements.

COHEN & COMPANY INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

COHEN & COMPANY  INC. (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands)

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and related notes of Cohen & Company Inc. Certain prior period amounts have been reclassified to conform to the current period presentation.  The Company paid or received cash distributions to / from Cohen & Cohen, LLC as disclosed above in the statements of cash flow.

COHEN & COMPANY INC.

SELECTED QUARTERLY FINANCIAL RESULTS (Unaudited)

(Dollars in thousands, except share and per share information)

The following tables present our unaudited consolidated statements of operations data for the eight quarters ended December 31, 2017 and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Dec 2017	Sep 2017	Jun 2017	Mar 2017	Dec 2016	Sep 2016	Jun 2016	Mar 2016

Total revenues	$11,675	$10,001	$11,374	$14,492	$13,158	$14,090	$14,365	$13,735
Operating expenses
Compensation and benefits	5,034	4,759	5,549	7,185	6,740	7,464	8,388	8,540
Business development, occupancy, equipment	702	738	697	586	562	718	651	664
Subscriptions, clearing, and execution	2,127	1,789	1,667	1,713	1,723	1,678	1,502	1,522
Professional fee and other operating	1,651	1,666	1,674	2,354	1,601	1,513	1,542	1,663
Depreciation and amortization	62	60	61	66	71	66	72	82
Total operating expenses	9,576	9,012	9,648	11,904	10,697	11,439	12,155	12,471
Operating income / (loss)	2,099	989	1,726	2,588	2,461	2,651	2,210	1,264
Non-operating income / (expense)
Interest expense	(1,848)	(1,606)	(1,112)	(1,612)	(1,762)	(991)	(992)	(990)
Income/(loss) before income taxes	251	(617)	614	976	699	1,660	1,218	274
Income tax expense / (benefit)	(1,359)	141	2	5	265	130	17	10
Net income / (loss)	1,610	(758)	612	971	434	1,530	1,201	264
Less: Net income / (loss) attributable to the non-controlling interest	97	(211)	186	299	237	489	371	65
Net income / (loss) attributable to Cohen & Company Inc.	$1,513	$(547)	$426	$672	$197	$1,041	$830	$199

Earnings / (loss) per common share — basic	$1.26	$(0.45)	$0.35	$0.56	$0.17	$0.88	$0.70	$0.15
Weighted average common shares outstanding — basic	1,198,869	1,212,826	1,216,692	1,199,238	1,178,286	1,180,742	1,190,569	1,327,190
Earnings / (loss) per common share — diluted	$0.90	$(0.45)	$0.35	$0.52	$0.17	$0.86	$0.69	$0.15
Weighted average common shares outstanding — diluted	3,054,293	1,745,235	2,791,381	2,004,479	1,728,938	2,001,116	1,729,162	1,867,740

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