Form 10-Q
period 2018-03-31
Cohen & Co Inc.
filed 2018-05-03
CIK 1270436

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 1, 2018 there were 1,270,747 shares of common stock ($0.01 par value per share) of Cohen & Company Inc. outstanding. Such amount reflects a 1-for-10 reverse split of the registrant’s common stock effected on September 1, 2017.

Cohen & Company Inc.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2018

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future, and are not guarantees. Such statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance, or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Actual results may differ materially as a result of various factors, some of which are outside our control, including the following:

•	a decline in general economic conditions or the global financial markets;
•	losses caused by financial or other problems experienced by third parties;
•	losses due to unidentified or unanticipated risks;
•	losses (whether realized or unrealized) on our principal investments, including on our collateralized loan obligation investments;
•

a lack of liquidity, i.e., ready access to funds for use in our businesses, including the availability of securities financing from our clearing agency and the Fixed Income Clearing Corporation (“FICC”);

•	the ability to attract and retain personnel;
•	the ability to meet regulatory capital requirements administered by federal agencies;
•	an inability to generate incremental income from acquired businesses;
•	unanticipated market closures due to inclement weather or other disasters;
•	the volume of trading in securities including collateralized securities transactions;
•	the liquidity in capital markets;
•	the credit-worthiness of our correspondents, trading counterparties, and banking and margin customers;
•	the demand for investment banking services in Europe;
•	competitive conditions in each of our business segments;
•	the availability of borrowings under credit lines, credit agreements, and credit facilities;
•	our continued membership in the FICC;

•	the potential misconduct or errors by our employees or by entities with whom we conduct business; and
•	the potential for litigation and other regulatory liability.

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

Name Change; Common Stock Reverse Stock Split

On September 1, 2017, the Company filed two Articles of Amendment to its charter with the State Department of Assessments and Taxation of Maryland, pursuant to which the Company, (i) changed its name to “Cohen & Company Inc.”; (ii) effected a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock (“Common Stock”), and (iii) increased the par value of the Company’s Common Stock from $0.001 per share to $0.01 per share.  All share and per share amounts, for all periods presented herein reflect the reverse split as if it had occurred as of the beginning of the first period presented.

Certain Terms Used in this Quarterly Report on Form 10-Q

In this Quarterly Report on Form 10-Q, unless otherwise noted or as the context otherwise requires:  the “Company”, “we”, “us”, and “our” refer to Cohen & Company Inc., (formerly Institutional Financial Markets, Inc.), a Maryland corporation and its subsidiaries on a consolidated basis; “Cohen & Company,  LLC” (formerly IFMI, LLC) or the “Operating LLC” refer to the main operating subsidiary of the Company.

“JVB Holdings” refers to JVB Financial Holdings, L.P.; “JVB” refers to J.V.B. Financial Group, LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom (the “FCA”).  “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

“Securities Act”  refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

On September 1, 2017, the Company effected a reverse split of the Company’s Common Stock, pursuant to which every ten (10) shares of Common Stock outstanding before the reverse split were converted into one (1) share of Common Stock after the reverse split. All share and per share amounts, for all periods presented herein reflect the reverse split as if it had occurred at the beginning of the first period presented.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2018
	(unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$11,756	$22,933
Receivables from brokers, dealers, and clearing agencies	121,094	103,596
Due from related parties	488	545
Other receivables	2,959	3,513
Investments-trading	171,616	202,257
Other investments, at fair value	29,045	12,867
Receivables under resale agreements	2,066,042	1,680,883
Goodwill	7,992	7,992
Other assets	2,053	1,672
Total assets	$2,413,045	$2,036,258

Liabilities
Payables to brokers, dealers, and clearing agencies	$87,215	$130,558
Accounts payable and other liabilities	6,502	5,208
Accrued compensation	1,142	4,406
Trading securities sold, not yet purchased	94,855	91,887
Securities sold under agreement to repurchase	2,113,647	1,692,279
Deferred income taxes	2,840	2,855
Redeemable financial instruments	16,732	16,732
Debt	44,403	44,177
Total liabilities	2,367,336	1,988,102

Commitments and contingencies (See note 18)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding (see note 15)	5	5
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,272,007 and 1,213,022 shares issued and outstanding, respectively, including 93,479 and 76,932 unvested or restricted share awards, respectively	13	12
Additional paid-in capital	69,250	69,202
Accumulated other comprehensive loss	(783)	(850)
Accumulated deficit	(30,247)	(28,497)
Total stockholders' equity	38,238	39,872
Non-controlling interest	7,471	8,284
Total equity	45,709	48,156
Total liabilities and equity	$2,413,045	$2,036,258

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Net trading	$6,191	$8,075
Asset management	1,804	2,692
New issue and advisory	696	1,112
Principal transactions and other income	647	2,613
Total revenues	9,338	14,492

Operating expenses		.
Compensation and benefits	5,194	7,185
Business development, occupancy, equipment	867	586
Subscriptions, clearing, and execution	1,834	1,713
Professional fee and other operating	1,742	2,354
Depreciation and amortization	61	66
Total operating expenses	9,698	11,904

Operating income (loss)	(360)	2,588

Non-operating income (expense)
Interest expense, net	(1,819)	(1,612)
Income (loss) before income tax expense (benefit)	(2,179)	976
Income tax expense (benefit)	(28)	5
Net income (loss)	(2,151)	971
Less: Net income (loss) attributable to the non-controlling interest	(677)	299
Net income (loss) attributable to Cohen & Company Inc.	$(1,474)	$672
Income (loss) per share data (see note 17):
Income (loss) per common share-basic:
Basic income (loss) per common share	$(1.26)	$0.56
Weighted average shares outstanding-basic	1,172,476	1,199,238
Income (loss) per common share-diluted:
Diluted income (loss) per common share	$(1.26)	$0.52
Weighted average shares outstanding-diluted	1,704,885	2,004,479

Dividends declared per common share	$0.20	$0.20

Comprehensive income (loss):
Net income (loss) from above	$(2,151)	$971
Other comprehensive income (loss) item:
Foreign currency translation adjustments, net of tax of $0	107	48
Other comprehensive income (loss), net of tax of $0	107	48
Comprehensive income (loss)	(2,044)	1,019
Less: comprehensive income (loss) attributable to the non-controlling interest	(644)	311
Comprehensive income (loss) attributable to Cohen & Company Inc.	$(1,400)	$708

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Cohen & Company Inc.
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2017	$5	$12	$69,202	$(28,497)	$(850)	$39,872	$8,284	$48,156
Net loss	-	-	-	(1,474)	-	(1,474)	(677)	(2,151)
Other comprehensive income	-	-	-	-	74	74	33	107
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	84	-	(7)	77	(77)	-
Equity-based compensation and vesting of shares	-	1	86	-	-	87	38	125
Shares withheld for employee taxes	-	-	(51)	-	-	(51)	(24)	(75)
Purchase and retirement of Common Stock	-	-	(71)	-	-	(71)	-	(71)
Dividends/Distributions	-	-	-	(276)	-	(276)	(106)	(382)
March 31, 2018	$5	$13	$69,250	$(30,247)	$(783)	$38,238	$7,471	$45,709

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income (loss)	$(2,151)	$971
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	125	453
Accretion of income on other investments, at fair value	(343)	(231)
Realized loss (gain) on other investments	206	15
Change in unrealized (gain) loss on other investments, at fair value	(357)	(253)
Depreciation and amortization	61	66
Amortization of discount on debt	226	244
Deferred tax provision (benefit)	(15)	(13)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	554	1,430
(Increase) decrease in investments-trading	30,641	42,453
(Increase) decrease in other assets	(403)	1,611
(Increase) decrease in receivables under resale agreement	(385,159)	(32,201)
Change in receivables from / payables to related parties, net	57	(49)
Increase (decrease) in accrued compensation	(3,264)	(2,481)
Increase (decrease) in accounts payable and other liabilities	982	82
Increase (decrease) in trading securities sold, not yet purchased	2,968	29,045
Change in receivables from / payables to brokers, dealers, and clearing agencies	(60,841)	(79,597)
Increase (decrease) in securities sold under agreement to repurchase	421,368	18,563
Net cash provided by (used in) operating activities	4,655	(19,892)
Investing activities
Purchase of investments-other investments, at fair value	(16,765)	-
Sales and returns of principal-other investments, at fair value	1,081	626
Purchase of furniture, equipment, and leasehold improvements	(39)	(20)
Net cash provided by (used in) investing activities	(15,723)	606
Financing activities
Proceeds from issuance of convertible debt	-	15,000
Proceeds from redeemable financial instruments	-	1,000
Payments for debt issuance costs	-	(690)
Cash used to net share settle equity awards	(75)	(100)
Purchase and retirement of Common Stock	(71)	-
Cohen & Company Inc. dividends	(40)	(14)
Net cash provided by (used in) financing activities	(186)	15,196
Effect of exchange rate on cash	77	52
Net increase (decrease) in cash and cash equivalents	(11,177)	(4,038)
Cash and cash equivalents, beginning of period	22,933	15,216
Cash and cash equivalents, end of period	$11,756	$11,178

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and per share information)

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

On September 1, 2017, the Company (i) changed its name back from Institutional Financial Markets, Inc. to Cohen & Company Inc. and the Company’s trading symbol on the NYSE American Stock Exchange from “IFMI” to “COHN”; (ii) effected a 1 for 10 reverse stock split; and (iii) increased the par value of the Company’s common stock (“Common Stock”) from $0.001 per share to $0.01 per share. All share and per share amounts for all periods presented reflect the reverse split as if it had occurred as of the beginning of the first period presented.

The Company

The Company is a financial services company specializing in fixed income markets. As of March 31, 2018, the Company had $3.43 billion in assets under management (“AUM”) of which 88.6%,  or $3.04 billion, was in collateralized debt obligations (“CDOs”).

In these financial statements, the “Company” refers to Cohen & Company Inc. and its subsidiaries on a consolidated basis. Cohen & Company, LLC or the “Operating LLC” refers to the main operating subsidiary of the Company.  “Cohen Brothers” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “Cohen & Company Inc.” is used, it is referring to the parent company itself; “JVB Holdings” refers to J.V.B. Financial Holdings, LLC; “JVB” refers to J.V.B. Financial Group LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom; and “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2017.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Adoption of New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  Subsequent to that date, the FASB has issued additional ASUs clarifying certain aspects of ASU 2014-09 but they did not change the core principal of ASU 2014-09.  The new guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The Company adopted the new guidance on January 1, 2018 using the retrospective transition method. This ASU excludes from its scope revenue recognition related to items the Company records as a component of net trading and principal transactions within its consolidated statements of operations and therefore this ASU had no impact on these items.  In terms of asset management and other revenue, the main impact of Topic 606 related to the timing of the recognition of incentive management fees in certain cases.  Prior to the adoption of Topic 606, the Company would recognize incentive fees when they were fixed and determinable.

Under Topic 606, the Company is required to recognize incentive fees when they are probable and there is not a significant chance of reversal in the future.  For the asset management contracts in place at the time of adoption, this change in policy did not result in any actual change in revenue that had already been recognized and therefore there was no transition adjustment necessary.  Based on a review of the Company’s asset management contracts in place at the time of adoption, the Company does not believe the actual timing of recognition of incentive fees will be materially impacted in the future.  However, the new policy may result in incentive fees being recognized sooner in the future than they would have been under the Company’s revenue recognition policy in place prior to the adoption of Topic 606.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  The amendments in this ASU provide cash flow statement classification guidance on eight specific cash flow presentation issues with the objective of reducing existing diversity in practice.  The Company’s adoption of the provisions of ASU 2016-15 effective January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The amendments eliminate the exception of an intra-entity transfer of an asset other than inventory.  The Company’s adoption of the provisions of ASU 2016-16 effective January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805):  Clarifying the Definition of a Business.  The amendments in this ASU clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The Company’s adoption of the provisions of ASU 2017-01 effective January 1, 2018 did not have an effect on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of a Nonfinancial Assets (Subtopic 610-20):  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in this ASU clarify that a financial asset within the scope of this topic may include nonfinancial assets transferred within a legal entity to counterparty.  The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to counterparty and derecognize each asset when counterparty obtains control of it. The Company’s adoption of the provisions of ASU 2017-05 effective January 1, 2018 did not have an effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments provide guidance on determining those changes to the terms and conditions of share-based payment awards that require an entity to apply modification accounting.  The Company’s adoption of the provisions of ASU 2017-09 effective January 1, 2018 did not have an effect on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the Securities and Exchange Commission (“SEC”) interpretive guidance released on December 22, 2017 when the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law.  The Company’s adoption of the provisions of had a one-time impact on the Company in which a $1.3 million tax benefit was recognized in the fourth quarter of 2017.  Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

B. Recent Accounting Developments

 In February 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10).  The amendments in ASU 2016-01, among other things:  require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and liabilities by measurement category and form of financial asset; and eliminate the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the impact of these amendments on the presentation of its consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.    The amendments provide the option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. Federal corporate income tax rate in in Tax Act (or portion thereof) is recorded. This ASU is effective for all organizations for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

C. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments. These determinations were based on available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop the estimates and, therefore, these estimates may not necessarily be indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Refer to note 8 for a discussion of the fair value hierarchy with respect to investments-trading; other investments, at fair value; and derivatives held by the Company.

Cash equivalents: Cash equivalents are carried at historical cost, which is assumed to approximate fair value. The estimated fair value measurement of cash equivalents is classified within level 1 of the fair value hierarchy.

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

Securities sold under agreement to repurchase: The liabilities for securities sold under agreement to repurchase are carried at their contracted repurchase price, have short-term maturities, and are repriced frequently with amounts normally due in one month or less and, accordingly, these contracts are carried at amounts that approximate fair value. The estimated fair value measurements of securities sold under agreement to repurchase are based on observations of actual market activity and are generally classified within level 2 of the fair value hierarchy.

Redeemable financial instruments:  The liabilities for redeemable financial instruments are carried at their redemption value, which approximates fair value. The estimated fair value measurement of the redeemable financial instruments is classified within level 3 of the fair value hierarchy.

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of March 31, 2018 and December 31, 2017, the fair value of the Company’s debt was estimated to be $55,732 and $53,657, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

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

4. NET TRADING

Net Trading consisted of the following in the periods presented.

NET TRADING
(Dollars in Thousands)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net realized gains / (losses)- trading inventory	$4,224	$4,420
Net unrealized gains / (losses)-trading inventory	13	2,423
Gains and losses	4,237	6,843

Interest income-trading inventory	1,356	700
Interest income-receivables under resale agreements	9,072	2,076
Interest income	10,428	2,776

Interest expense-securities sold under agreement to repurchase	(8,027)	(1,364)
Interest expense-margin payable	(447)	(180)
Interest expense	(8,474)	(1,544)

Net trading	$6,191	$8,075

Trading inventory includes investments, classified as investments-trading as well as trading securities sold, not yet purchased.  See note 7.  See note 10 for discussion of receivables under resale agreements and securities sold under agreements to repurchase.  See note 6 for discussion of margin payable.

5. SALES

Termination of Sale of European Operations

On August 19, 2014, the Company entered into a Share Purchase Agreement by and between the Operating LLC and C&Co Europe Acquisition LLC (the “European Sale Agreement”) to sell its European operations to C&Co Europe Acquisition LLC, an entity controlled by Daniel G. Cohen, the president and chief executive of the Company’s European operations and chairman of the Company’s board of directors, for approximately $8,700. The transaction was subject to customary closing conditions and regulatory approval from the FCA.

The European Sale Agreement originally had a termination date of March 31, 2015, which date was extended on two separate occasions, the last time to December 31, 2015.  After December 31, 2015, either party had the right to terminate the transaction.

In connection with the final extension of the European Sale Agreement’s termination date, the parties to the transaction agreed that upon a termination of the European Sale Agreement by either party, Mr. Cohen’s employment agreement would be amended to reduce the payment the Company was required to pay to Mr. Cohen in the event his employment was terminated without “cause” or for “good reason” (as such terms are defined in Mr. Cohen’s employment agreement) from $3,000 to $1,000.  In addition, the parties agreed that upon a termination of the European Sale Agreement by either party, Mr. Cohen would be required to pay to the Company $600 representing a portion of the transaction costs incurred by the Company (the “Termination Fee”).  See note 20.

On March 10, 2017, the Operating LLC issued a convertible senior secured promissory note (the “2017 Convertible Note”) in the aggregate principal amount of $15,000 to DGC Family Fintech Trust, a trust established by Mr. Cohen.  The 2017 Convertible Note was issued in exchange for $15,000 in cash.  See note 14 for the details regarding the 2017 Convertible Note.  The Company agreed to pay to DGC Family Fintech Trust a $600 transaction fee (the “Transaction Fee”) pursuant to the 2017 Convertible Note.

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

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	March 31, 2018	December 31, 2017
Deposits with clearing agencies	$750	$750
Unsettled regular way trades, net	32,998	-
Receivables from clearing agencies	87,346	102,846
Receivables from brokers, dealers, and clearing agencies	$121,094	$103,596

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	March 31, 2018	December 31, 2017
Unsettled regular way trades, net	$-	$1,997
Margin payable	87,215	128,561
Payables to brokers, dealers, and clearing agencies	$87,215	$130,558

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

Receivables from clearing agencies are primarily comprised of (i) cash received by the Company upon execution of short trades that is restricted from withdrawal by the clearing agent; and (ii) cash deposited with the FICC to support the Company’s General Collateral Funding (“GCF”) matched book repo business.

Margin payable represents amounts borrowed from Pershing, LLC to finance the Company’s trading portfolio.  Effectively, all of the Company’s investments-trading and deposits with clearing agencies serve as collateral for the margin payable.  These assets are held by the Company’s clearing agency, Pershing, LLC.  The Company incurred interest on margin payable of $447 and $180 for the three months ended March 31, 2018 and 2017, respectively.

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	March 31, 2018	December 31, 2017
U.S. government agency MBS and CMOs	$52,332	$87,608
U.S. government agency debt securities	22,454	13,529
RMBS	26	32
U.S. Treasury securities	3,097	2,466
ABS	100	1
SBA loans	5,738	4,780
Corporate bonds and redeemable preferred stock	46,624	43,435
Foreign government bonds	688	483
Municipal bonds	32,441	45,709
Certificates of deposit	3,116	-
Derivatives	2,722	1,118
Equity securities	2,278	3,096
Investments-trading	$171,616	$202,257

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	March 31, 2018	December 31, 2017
U.S. government agency MBS	$19	$-
U.S. Treasury securities	62,074	62,798
Corporate bonds and redeemable preferred stock	30,682	28,445
Foreign government bonds	69	-
Municipal bonds	20	37
Derivatives	1,991	607
Trading securities sold, not yet purchased	$94,855	$91,887

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities.

See note 4 for realized and unrealized gains recognized on investments-trading.

Other Investments, at fair value

Other investments, at fair value, consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	March 31, 2018
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
Equity securities	$13,089	$13,220	$131
CLOs	14,232	14,250	18
CDOs	189	26	(163)
EuroDekania	4,827	1,189	(3,638)
Residential loans	61	347	286
Foreign currency forward contracts	-	13	13
Other investments, at fair value	$32,398	$29,045	$(3,353)

	December 31, 2017
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
Equity securities	$7,126	$7,132	$6
CLOs	4,362	4,485	123
CDOs	189	26	(163)
EuroDekania	4,827	1,143	(3,684)
Derivatives	-	(251)	(251)
Residential loans	72	358	286
Foreign currency forward contracts	-	(26)	(26)
Other investments, at fair value	$16,576	$12,867	$(3,709)

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) of $151 and $238 related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended March 31, 2018 and 2017, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities.  There were no transfers between level 1 and level 2 of the fair value hierarchy during the three months ended March 31, 2018 and 2017.  Reclassifications between levels of the fair value hierarchy are reported as transfers in or transfers out as of the beginning of the quarter in which reclassifications occur.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
March 31, 2018
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$52,332	$-	$52,332	$-
U.S. government agency debt securities	22,454	-	22,454	-
RMBS	26	-	26	-
U.S. Treasury securities	3,097	3,097	-	-
ABS	100	-	100	-
SBA loans	5,738	-	5,738	-
Corporate bonds and redeemable preferred stock	46,624	-	46,624	-
Foreign government bonds	688	-	688	-
Municipal bonds	32,441	-	32,441	-
Certificates of deposit	3,116	-	3,116	-
Derivatives	2,722	-	2,722	-
Equity securities	2,278	12	200	2,066
Total investments - trading	$171,616	$3,109	$166,441	$2,066

Other investments, at fair value:
Equity securities	$13,220	$13,220	$-	$-
CLOs	14,250	-	-	14,250
CDOs	26	-	-	26
Residential loans	347	-	347	-
Foreign currency forward contracts	13	13	-	-
	27,856	$13,233	$347	$14,276
Equity investment in EuroDekania (1)	1,189
Total other investments, at fair value	$29,045

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency MBS	$19	$-	$19	$-
U.S. Treasury securities	62,074	62,074	-	-
Corporate bonds and redeemable preferred stock	30,682	-	30,682	-
Foreign government bonds	69	-	69	-
Municipal bonds	20	-	20	-
Derivatives	1,991	-	1,991	-
Total trading securities sold, not yet purchased	$94,855	$62,074	$32,781	$-

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

CLOs, CDOs, and ABS: CLOs, CDOs, and ABS are interests in securitizations. ABS may include, but are not limited to, securities backed by auto loans, credit card receivables, or student loans. Where the Company is able to obtain independent market quotations from at least two broker-dealers and where a price within the range of at least two broker-dealers is used or market price quotations from third party pricing services is used, these interests in securitizations will generally be classified as level 2 of the valuation hierarchy. These valuations are based on a market approach. The independent market quotations from broker-dealers are generally nonbinding. The Company seeks quotations from broker-dealers that historically have actively traded, monitored, issued, and been knowledgeable about the interests in securitizations. The Company generally believes that to the extent that it (1)  receives two quotations in a similar range from broker-dealers knowledgeable about these interests in securitizations, and (2)  considers the broker-dealers gather and utilize observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources, then classification as level 2 of the valuation hierarchy is appropriate. In the absence of two broker-dealer market quotations, a single broker-dealer market quotation may be used without corroboration of the quote in which case the Company generally classifies the fair value within level 3 of the valuation hierarchy.

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

Certificates of Deposit: The fair value of certificates of deposit is estimated using valuations provided by third party pricing services. Certificates of deposit are categorized in level 2 of the fair value hierarchy.

Residential Loans: Management utilizes home price indices or market indications to value the residential loans. These are considered level 2 in the valuation hierarchy.

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

In addition, the Company may from time to time acquire an interest in a company.  In those cases, the Company may determine fair value by preparing a model.  The model may be either a market based or income based model; whichever is considered the most appropriate in each case.  Also, the Company may have access to information regarding third party equity trades or OTC trades that may be used to determine fair value. If the inputs to the model are considered observable or in the case of market trades, the Company will consider this valuation to be within level 2 of the valuation hierarchy.  When a model with unobservable inputs is used, the Company considers the valuation to be within level 3 of the valuation hierarchy.

 Derivatives

Foreign Currency Forward Contracts

Foreign currency forward contracts are exchange-traded derivatives, which transact on an exchange that is deemed to be active.  The fair value of the foreign currency forward contracts is based on current quoted market prices.  Valuation adjustments are not applied.  These are considered level 1 in the valuation hierarchy. See note 9.

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

LEVEL 3 ROLLFORWARD
Three Months Ended March 31, 2018
(Dollars in Thousands)

	December 31, 2017	Net trading	Gains and losses (1)	Transfers into Level 3	Transfers out of level 3	Accretion of income (1)	Purchases	Sales and returns of capital	March 31, 2018	Change in unrealized gains /(losses) (2)
Assets
Investments - trading
Equity securities	$2,066	$-	$-	$-	$-	$-	$-	$-	$2,066	-

Other investments, at fair value
CLOs	$4,485	$-	$(9)	$-	$-	$343	$9,600	$(169)	$14,250	$147
CDOs	26	-	-	-	-	-	-	-	26	-
Total other investments, fair value	$4,511	$-	$(9)	$-	$-	$343	$9,600	$(169)	$14,276	$147

(1)

Gains and losses and accretion of income on investments-trading are recorded as a component of net trading in the consolidated statements of operations.  Gains and losses and accretion of income on other investments, at fair value are recorded as a component of principal transactions and other income in the consolidated statements of operations.

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

(1)

Gains and losses and accretion of income on investments-trading are recorded as a component of net trading in the consolidated statements of operations.  Gains and losses and accretion of income on other investments, at fair value are recorded as a component of principal transactions and other income in the consolidated statements of operations.

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

During the three months ended March 31, 2018 and 2017, there were no transfers into or out of level 3 of the valuation hierarchy.

 The following tables provide the quantitative information about level 3 fair value measurements as of March 31, 2018 and December 31, 2017.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	March 31, 2018	Technique	Inputs	Average	Inputs
Assets
Investments Trading
Equity Securities	$2,066	Market approach	EBITDA Multiple	8.00	7.6 - 9.2
Other investments, at fair value
CLOs	$14,250	Discounted Cash Flow Model	Yield	13.2%	8.9 - 14%
			Duration (years)	10.4	4.3 - 12.6
			Default rate	2.0%	2% - 2%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2017	Technique	Inputs	Average	Inputs
Assets
Investments Trading
Equity Securities	$2,066	Market approach	EBITDA Multiple	8.00	7.6 - 9.2
Other investments, at fair value
CLOs	$4,485	Discounted Cash Flow Model	Yield	13.8%	11.8 - 19.1%
			Duration (years)	4.4	4.3 - 4.5
			Default rate	2.0%	2.0%

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

Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	Fair Value March 31, 2018	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$1,189	N/A	N/A	N/A
	$1,189

	Fair Value December 31, 2017	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$1,143	N/A	N/A	N/A
	$1,143

N/ANot applicable.

(a)EuroDekania owns investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks, and bank holding companies based primarily in Western Europe; widely syndicated leveraged loans issued by European corporations; commercial mortgage backed securities (“CMBS”), including subordinated interests in first mortgage real estate loans; and RMBS and ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros and U.K. Pounds Sterling. The fair value of the investment in this category has been estimated using the NAV per share of the investment in accordance with the “practical expedient” provisions of FASB ASC 820.

9. DERIVATIVE FINANCIAL INSTRUMENTS

FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”), provides for optional hedge accounting. When a derivative is deemed to be a hedge and certain documentation and effectiveness testing requirements are met, reporting entities are allowed to record all or a portion of the change in the fair value of a designated hedge as an adjustment to AOCI rather than as a gain or loss in the statements of operations. To date, the Company has not designated any derivatives as hedges under the provisions included in FASB ASC 815.

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

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of March 31, 2018 and December 31, 2017, the Company had outstanding foreign currency forward contracts with a notional amount of 1.000 million Euros and 1.000 million Euros, respectively.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest rates and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures.  The Company carries such EuroDollar future contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets.   As of March 31, 2018 and December 31, 2017, the Company had no outstanding EuroDollar future contracts.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At March 31, 2018, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $1,355,431 and open TBA and other forward MBS sale agreements in the notional amount of $1,355,431. At December 31, 2017, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,029,844 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,029,844.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. At March 31, 2018, the Company had open forward purchase commitments of $0 and open forward sale commitments of $0.  At December 31, 2017, the Company had  open forward purchase commitments of $28,146 and open forward sale commitments of $11,500.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of March 31, 2018 and December 31, 2017.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	March 31, 2018	December 31, 2017
TBAs and other forward agency MBS	Investments-trading	$2,722	$1,063
Other extended settlement trades	Investments-trading	-	55
Foreign currency forward contracts	Other investments, at fair value	13	(26)
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(1,991)	(607)
Other extended settlement trades	Trading securities sold, not yet purchased	-	(251)
		$744	$234

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Foreign currency forward contracts	Revenue-principal transactions and other income	$(19)	$(13)
Other extended settlement trades	Revenue-net trading	(10)	9
TBAs and other forward agency MBS	Revenue-net trading	1,959	2,003
		$1,930	$1,999

10. COLLATERALIZED SECURITIES TRANSACTIONS

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

Gestational Repo

For several years, the Company has run a matched book gestational repo program.  Gestational repo involves entering into repurchase and reverse repurchase agreements where the underlying collateral security represents a pool of newly issued mortgage loans.  The borrowers (the reverse repurchase agreement counterparties) are generally mortgage originators.  The lenders (the repurchase agreement counterparties) are a diverse group of the counterparties comprised of banks, insurance companies, and other financial institutions.  The Company’s gestational repo transactions were cleared through Industrial and Commercial Bank of China (“ICBC”) through April 1, 2018.  Since April 1, 2018, the Company has self-cleared its gestational repo transactions.

GCF Repo

On October 18, 2017, the Company was notified that it had been approved as a full netting member of the Fixed Income Clearing Corporation’s (“FICC”) Government Securities Division.  As a member of the FICC, the Company has access to the FICC’s GCF repo service that provides netting and settlement services for repurchase transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities).  The Company began entering into matched book GCF repo transactions in November 2017.  The borrowers (the reverse repurchase agreement counterparties) are a diverse group of financial institutions including hedge funds, registered investment funds, REITs, and other similar counterparties.  The lender (the repurchase agreement counterparty) is primarily the FICC itself.  The Company uses Bank of New York (“BONY”) as its settlement agent for its GCF repo matched book transactions.  The Company is considered self-clearing for this business.  In connection with the Company’s full netting membership of the FICC, the Company had agreed to establish and maintain a committed line of credit in a minimum amount of $25,000 on or prior to April 30, 2018.  The Company entered into a $25,000 line of credit arrangement on April 25, 2018. See note 23.

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

Repo Information

As of March 31, 2018 and December 31, 2017, the Company held reverse repurchase agreements of $2,066,042 and $1,680,883, respectively, and the fair value of collateral received under reverse repurchase agreements was $2,162,496 and $1,753,978, respectively. As of March 31, 2018, the reverse repurchase agreement balance was comprised of receivables collateralized by securities with 16 counterparties. As of December 31, 2017, the reverse repurchase agreement balance was comprised of receivables collateralized by securities with 12 counterparties.

As of March 31, 2018  and December 31, 2017, the Company had repurchase agreements of $2,113,647 and $1,692,279, respectively, and the fair value of securities and cash collateral pledged as collateral under repurchase agreements was $2,121,713 and $1,708,154, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

Intraday Lending Facility

In conjunction with the Company’s GCF repo business, the Company and BONY entered into an intraday lending facility.  The lending facility allows for BONY to advance funds to JVB in order to facilitate the settlement of GCF repo transactions.  The total committed amount is $100,000.  The initial termination date is October 19, 2018.  It is expected that this facility will be renewed for successive 364 day periods provided as the Company continues its GCF matched repo business.

The BONY lending facility is structured so that advances are generally repaid before the end of each business day.  However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan.  Intraday loans accrue interest at an annual rate of 0.12%.  Interest is charged based on the number of minutes in a day the advance is outstanding.  Overnight loans are charged interest at the base rate plus 3% on a daily basis.  The base rate is the higher of feds fund plus 0.50% or the prime rate in effect at that time.  For the three months ended March 31, 2018, the Company had not received any advances under the intraday lending facility.

Concentration

In the matched book repo business, the demand for borrowed funds is generated by the reverse repurchase agreement counterparty and the supply of funds is provided by the repurchase agreement counterparty.

On the demand side, the Company does not consider its GCF repo business to be concentrated.  The Company’s reverse repo counterparties are a diverse group of financial institutions.  On the supply side, the Company obtains nearly all of its funds from the FICC.  If the FICC were to reduce its repo lending activities or make significant adverse changes to the cost of such lending, the Company may not be able to replace the FICC funding, or if the Company does so, it may be at a higher cost of funding.  Therefore, the Company considers its GCF repo business to be concentrated from the funding side of the business.

The gestational repo business has been and continues to be concentrated as to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of March 31, 2018 and December 31, 2017, the Company’s gestational reverse repurchase agreements shown in the tables below represented balances from four counterparties.  The Company also has a limited number of repurchase agreement counterparties in the gestational repo business.  However, that is primarily a function of the limited number of reverse repurchase agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestational repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business (both gestational repo and GCF Repo) was $1,110,  and $746 for the three months ended March 31, 2018, and  March 31, 2017, respectively.

The following table is a summary of the remaining contractual maturity of the gross obligations under repurchase agreements accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown.

Secured Borrowings
(Dollars in Thousands)
March 31, 2018

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF Repo)	$1,967,635	$100,265	$-	$-	$2,067,900
MBS (Gestational Repo)	-	263,190	-	-	263,190
SBA loans	2,145	-	-	-	2,145
	$1,969,780	$363,455	$-	$-	$2,333,235

Reverse repurchase agreements with FICC netted with repurchase agreements with FICC					(219,588)

Securities sold under agreement to repurchase					$2,113,647

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF Repo)	$227,896	$987,483	$671,554	$135,723	$2,022,656
MBS (Gestational Repo)	-	262,974	-	-	262,974
SBA loans	-	-	-	-	-
	$227,896	$1,250,457	$671,554	$135,723	$2,285,630

Reverse repurchase agreements with FICC netted with repurchase agreements with FICC					(219,588)

Receivables under resale agreements					$2,066,042

SECURED BORROWINGS
(Dollars in Thousands)
December 31, 2017

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. Government agency MBS (GCF Repo)	$1,174,637	$475,430	$	$	$1,650,067
MBS (Gestational Repo)		411,685	-	-	411,685
SBA loans	4,847	-	-	-	4,847
	$1,179,484	$887,115	$-	$-	$2,066,599

Reverse repurchase agreements with FICC netted with repurchase agreements with FICC					(374,320)

Securities sold under agreement to repurchase					$1,692,279

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. Government agency MBS (GCF Repo)	$25,004	$514,780	$750,018	$353,790	$1,643,592
MBS (Gestational Repo)	-	411,611	-	-	411,611
SBA loans	-	-	-	-	-
	$25,004	$926,391	$750,018	$353,790	$2,055,203

Reverse repurchase agreements with FICC netted with repurchase agreements with FICC					(374,320)

Receivables under resale agreements					$1,680,883

11. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets are comprised of the following.

OTHER ASSETS
(Dollars in Thousands)

	March 31, 2018	December 31, 2017
Prepaid expenses	$786	$796
Prepaid income taxes	13	-
Security deposits	672	272
Miscellaneous other assets	46	46
Furniture, equipment, and leasehold improvements, net	370	392
Intangible assets	166	166
Other assets	$2,053	$1,672

Accounts payable and other liabilities are comprised of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	March 31, 2018	December 31, 2017
Accounts payable	$503	$249
Redeemable financial instrument accrued interest (1)	372	398
Rent payable	72	75
Accrued interest payable	630	629
Accrued interest on securities sold, not yet purchased	751	604
Payroll taxes payable	317	685
Counterparty cash payable (2)	2,088	1,219
Other general accrued expenses	1,769	1,349
Accounts payable and other liabilities	$6,502	$5,208

(1)

The redeemable financial instrument accrued interest represents accrued interest on the JKD Capital Partners 1 LTD redeemable financial instrument and the DGC Family Fintech Trust/CBF redeemable financial instrument.  See note 13.

(2)	Counterparty cash payable represents cash collateral received due to margin calls on the Company’s reverse repurchase securities. This cash is owed to the counterparty. See note 10.

12.  VARIABLE INTEREST ENTITIES

As a general matter, a reporting entity must consolidate a variable interest entity (“VIE”) when it is deemed to be the primary beneficiary.  The primary beneficiary is the entity that has both (a) the power to direct the matters that most significantly impact the VIE’s financial performance and (b) a significant variable interest in the VIE.  For the reporting periods presented herein, the Company has determined that it is not the primary beneficiary of, and therefore has not consolidated, a VIE.

The Company’s Principal Investing Portfolio

For each investment made within the principal investing portfolio, the Company assesses whether the investee is a VIE and if the Company is the primary beneficiary.  As of March 31, 2018, the Company had variable interests in various securitization VIEs, but determined that it was not the primary beneficiary, and, therefore, was not consolidating the securitization VIEs.  The maximum potential financial statement loss the Company would incur if the securitization vehicles were to default on all of their obligations would be the loss of value of the interests in securitizations that the Company holds in its inventory at the time.  The Company did not provide financial support to these VIEs during the three months ended March 31, 2018 and 2017 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2018 and December 31, 2017.

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

The table below presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 14) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold but not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at March 31, 2018 and December 31, 2017.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	March 31, 2018	December 31, 2017
Other Investments, at fair value	$14,276	$4,511
Maximum Exposure	$14,276	$4,511

13. REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable Financial Instrument – DGC Family Fintech Trust/CBF

On September 29, 2017 (the “Effective Date”), the Operating LLC entered into an investment agreement (the “2017 Investment Agreements”) with each of CBF and the DGC Family Fintech Trust, a trust established by Daniel G. Cohen (together, the “2017 Investors”). Daniel G. Cohen, the chairman of the Company’s board of directors and the Operating LLC’s board of managers is the sole member of CBF.

Pursuant to the 2017 Investment Agreements, the 2017 Investors agreed to invest an aggregate of $10,000 (the “Investment Amount”) into the Operating LLC (the “Investment”), all of which was paid to the Operating LLC on the Effective Date.  In exchange for the Investment, the Operating LLC agreed to pay to the 2017 Investors, in arrears following each calendar month during the term of the 2017 Investment Agreements, an amount equal to the aggregate investment return for such calendar month, as calculated in accordance with the terms of the 2017 Investment Agreements.  The investment return (“2017 Investment Return”) is defined as an annual return, in the aggregate, equal to:

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

The Investment Return is recorded monthly as interest expense and the related accrued interest is included in accounts payable and other liabilities.  See note 11.

The term of the 2017 Investment Agreements commenced on September 29, 2017 and will continue until the 2017 Investment Agreements are terminated (see below).  c

Prior to the third anniversary of the 2017 Investment Agreements, the Operating LLC may terminate the 2017 Investment Agreements upon 90 days’ prior written notice to the 2017 Investors.  At any time following the third anniversary, the 2017 Investors or the Operating LLC may, upon 60 days’ notice to the other party, cause the Operating LLC to pay to the 2017 Investors an amount equal the “Investment Balance”(as defined in the Investment Agreement) plus an amount equal to any accrued but unpaid Investment Return.

If the Investment Agreement is terminated by the Company within 3 years of the Effective Date, then upon  termination of the 2017 Investment Agreements, the Operating LLC will, within 30 days following such termination pay to 2017 Investors an amount in cash equal to the greater of the sum of: (a) the Investment Amount plus (b) all accrued and unpaid Investment Return monthly payments as of the date of termination plus (c) an amount equal to an annualized 15% return on the Investment Amount from the Effective Date through the date of termination, minus (d) the aggregate amount of all Investment Return payments previously paid by the Operating LLC to the 2017 Investors, and (i) the Investment Amount plus (ii) all accrued and unpaid Investment Return monthly payments as of the date of termination.  See note 21.

Redeemable Financial Instrument – JKD Capital Partners I LTD

On October 3, 2016, the Operating LLC entered into an investment agreement (the “JKD Investment Agreement”), by and between Operating LLC and JKD Capital Partners I LTD (the “JKD Investor”), pursuant to which the Investor agreed to invest up to $12,000 in the Operating LLC (the “JKD Investment”), $6,000 of which was invested upon the execution of the JKD Investment Agreement and an additional $1,000 was invested in January 2017.  The JKD Investor is owned by Jack DiMaio, the vice chairman of the Company’s board of directors and the vice chairman of the Operating LLC’s board of managers, and his spouse.  See note 21.

In exchange for the JKD Investment, the Operating LLC agreed to pay to the JKD Investor during the term of the JKD Investment Agreement an amount (“JKD Investment Return”) equal to 50% of the difference between (i) the revenues generated during a quarter by the activities of the Institutional Corporate Trading Business of JVB and (ii) certain expenses incurred by such Institutional Corporate Trading Business.  This JKD Investment Return is recorded monthly as interest expense or (interest income) with the related accrued interest recorded in accounts payable and other accrued liabilities. If the return is negative on an individual quarter, it will reduce the balance of the JKD Investment.  Payments of the JKD Investment Return are made on a quarterly basis.  The term of the JKD Investment Agreement commenced on October 3, 2016 and will continue until a  redemption (defined below) occurs, unless the JKD Investment Agreement is earlier terminated.

The JKD Investor may terminate the JKD Investment Agreement (i) upon 90 days’ prior written notice to the Operating LLC if the Operating LLC or its affiliates modify any of their policies or procedures governing the operation of their businesses or change the way they operate their business and such modification has a material adverse effect on the amounts payable to the JKD Investor pursuant to the JKD Investment Agreement or (ii) upon 60 days’ prior written notice to the Operating LLC if the employment of Lester Brafman, the Company’s Chief Executive Officer, is terminated. The Operating LLC may terminate the JKD Investment Agreement upon 60 days’ prior written notice to the JKD Investor if Mr. DiMaio ceases to control the day-to-day operations of the JKD Investor.

Upon a termination of the JKD Investment Agreement, the Operating LLC will pay to the JKD Investor an amount equal to the “Investment Balance” (as such term is defined in the JKD Investment Agreement) as of the day prior to such termination.

At any time following October 3, 2019, the JKD Investor or the Operating LLC may, upon two months’ notice to the other party, cause the Operating LLC to pay a redemption to the JKD Investor an amount equal to the “Investment Balance” (as such term is defined in the JKD Investment Agreement) as of the day prior to such redemption.

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

Redeemable financial instruments consist of the following in the periods presented:

REDEEMABLE FINANCIAL INSTRUMENTS
As of March 31, 2018
(Dollars in Thousands)

	Outstanding Balance	Accrued Interest
JKD Capital Partners I LTD	$6,732	$331
DGC Family Fintech Trust / CBF	10,000	41
	$16,732	$372

REDEEMABLE FINANCIAL INSTRUMENTS
As of and For the Year Ended December 31, 2017
(Dollars in Thousands)

	Outstanding Balance	Accrued Interest
JKD Capital Partners I LTD	$6,732	$367
DGC Family Fintech Trust / CBF	10,000	31
	$16,732	$398

14. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	As of March 31, 2018	As of December 31, 2017	Interest Rate Terms	Interest (4)	Maturity
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	$15,000	$15,000	Fixed	8.00%	March 2022 (1)
8.00% convertible senior notes (the "2013 Convertible Notes")	8,248	8,248	Fixed	8.00%	September 2018 (2)
Less unamortized debt issuance costs	(1,245)	(1,343)
	22,003	21,905
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	5.77%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	6.46%	March 2035
Less unamortized discount	(25,725)	(25,853)
	22,400	22,272
Total	$44,403	$44,177

(1)The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount of the 2017 Convertible Note at any time prior to maturity into units of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Company’s Common Stock on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.  See discussion below and note 17 to our Annual Report on Form 10-K for the year ended December 31, 2017.

(2)The holders of the 2013 Convertible Notes may convert all or any part of the outstanding principal amount of the 2013 Convertible Notes at any time prior to maturity into shares of the Company’s Common Stock at a conversion price of $30.00 per share, subject to customary anti-dilution adjustments.

(3)The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding.  However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds common stock.  The Company carries the common stock on its balance sheet at a value of $0.

(4)Represents the interest rate in effect as of the last day of the reporting period.

The 2017 Convertible Note

On March 10, 2017 (the “Closing Date”), the Operating LLC entered into a Securities Purchase Agreement (the “2017 Convertible Note Purchase Agreement”) with the DGC Family Fintech Trust, a trust established by Daniel G. Cohen.   Mr. Cohen is the chairman of the Company’s board of directors and chairman of the board of managers of the Operating LLC.

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

Pursuant to the 2017 Convertible Note Purchase Agreement, the Company agreed to execute an amendment (the “LLC Agreement Amendment”) to the Amended and Restated Limited Liability Company Agreement of the Operating LLC dated as of December 16, 2009, by and among the Operating LLC and its members, as amended (the “LLC Agreement”) at such time in the future as all of the other members execute the LLC Agreement Amendment.  The LLC Agreement Amendment provides, among other things, that the board of managers will initially consist of Daniel G. Cohen, as chairman, Lester R. Brafman (the Company’s current chief executive officer), and Joseph W. Pooler, Jr. (the Company’s current executive vice president, chief financial officer, and treasurer).  The LLC Agreement Amendment also provides that Mr. Cohen will not be able to be removed from the Operating LLC’s board of managers or as chairman of the Operating LLC’s board of managers other than for cause or under certain limited circumstances.  The LLC Agreement Amendment was not executed as of March 31, 2018.

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

The 2017 Convertible Note provides that it is senior to all indebtedness of the Operating LLC incurred following the Closing Date, and is senior to any subordinated or junior subordinated indebtedness of the Operating LLC outstanding as of the Closing Date. In connection with the Loan Agreement (the “Credit Facility”) dated as of April 25, 2018, by and among the Company, certain of the Company’s subsidiaries and MB Financial Bank, N.A., the Operating LLC’s payment obligations under the 2017 Convertible Note were subordinated to any loans under the Credit Facility.  See Note 23 for additional information regarding the Credit Facility.

Refer to note 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of the Company’s other debt.

15. EQUITY

Stockholders’ Equity

On September 1, 2017, the Company effected a 1-for-10 reverse stock split and increased the par value of the Company’s Common Stock from $0.001 per share to $0.01 per share. All share and per share amounts, and exercise and conversion prices for all periods presented herein reflect the reverse split as if it had occurred as of the beginning of the first period presented.   No fractional shares were issued in connection with the reverse stock split.  Instead, a stockholder who otherwise would have been entitled to receive fractional shares of Common Stock as a result of the reverse stock split became entitled to receive from the Company cash in lieu of such fractional shares.  The total cash payment for the fractional shares was $4.  Immediately after the reverse stock split there were 1,262,584 of common shares outstanding, which included 81,098 shares of unvested and restricted stock.

Common Equity: The following table reflects the activity for the three months ended March 31, 2018 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2017	1,136,090
Vesting of shares	57,138
Shares withheld and retired for employee taxes	(7,430)
Repurchase and retirement of Common Stock	(7,270)
March 31, 2018	1,178,528

Series E Voting Non-Convertible Preferred Stock  Each share of the Company’s Series E Voting Non-Convertible Preferred  Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every 10 shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Mr. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock outstanding as of  March 31, 2018.  The Series E Preferred Stock held by Mr. Cohen gives him the same voting rights he would have if all of the

Operating LLC membership units held by him were exchanged for Common Stock on a ten for one basis, and effectively gives Mr. Cohen voting rights at the Company in the same proportion as his economic interest (as his membership units of the Operating LLC do not carry voting rights to the Company level).   For a more detailed description of these shares see note 18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

During the three months ended March 31, 2018, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the amount of units received (net of surrenders) by Cohen & Company Inc.

Operating LLC
Membership Units
Units related to UIS Agreement	247,120
Units surrendered from retirement of Common Stock	(72,700)
Total	174,420

The Company recognized a net increase in additional paid in capital of $84 and a net decrease in accumulated other comprehensive income of $7 with an offsetting decrease in non-controlling interest of $77 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the three months ended March 31, 2018 and 2017.

	March 31, 2018	March 31, 2017
Net income / (loss) attributable to Cohen & Company Inc.	$(1,474)	$672
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc. paid in capital for the acquisition / (surrender) of additional units in
consolidated subsidiary, net	84	196
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$(1,390)	$868

Repurchases of Shares and Retirement of Treasury Stock

On March 17, 2018 and 2017, the Company entered into letter agreements (the “2018 Letter Agreement” and the “2017 Letter Agreement,” respectively and together, the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (“Agent”).  The 2017 letter agreement was in effect from March 17, 2017 until March 17, 2018.  The 2018 Letter Agreement is in effect from March 17, 2018  until March 17, 2019.  Both agreements authorize the Agent to use its commercially reasonable efforts to purchase, on the Company’s behalf, up to an aggregate maximum of $2,000 of Common Stock on any day that the NYSE American Stock Exchange is open for business.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.

Pursuant to the 10b5-1 Plan, the Company repurchased 7,270 shares in the open market for a total purchase price of $71 during the three months ended March 31, 2018.  No repurchases were made during the three months ended March 31, 2017.

All of the repurchases noted above were completed using cash on hand.

16. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.

As of March 31, 2018, JVB’s adjusted net capital was $59,103, which exceeded the minimum requirements by $58,853.

CCFL, a subsidiary of the Company regulated by the FCA,  is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of March 31, 2018, the total minimum required net liquid capital was $1,202, and net liquid capital in CCFL was $2,222, which exceeded the minimum requirements by $1,020 and was in compliance with the net liquid capital provisions.

17. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended March 31,
	2018	2017
Net income / (loss) attributable to Cohen & Company Inc.	$(1,474)	$672
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	(677)	299
Add: Interest expense incurred on dilutive convertible notes	-	80
Add / (deduct): Adjustment (2)	7	-
Net income / (loss) on a fully converted basis	$(2,144)	$1,051

Weighted average common shares outstanding - Basic	1,172,476	1,199,238
Unrestricted Operating LLC membership units exchangeable into Cohen & Company shares (1)	532,409	532,409
Restricted units or shares	-	19,958
Shares issuable upon conversion of dilutive convertible notes (2)	-	252,874
Weighted average common shares outstanding - Diluted (3)	1,704,885	2,004,479

Net income / (loss) per common share - Basic	$(1.26)	$0.56

Net income / (loss) per common share - Diluted	$(1.26)	$0.52

(1)The Operating LLC membership units not held by Cohen & Company Inc. (that is, those held by the non-controlling interest for the three months ended March 31, 2018 and 2017) may be redeemed and exchanged into shares of the Company on a ten-for-one basis. The Operating LLC membership units not held by Cohen & Company Inc. are redeemable at the member’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the member’s redemption notice, or (ii) at the Company’s option, one tenth of a share of the Company’s Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’s Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock. These units are not included in the computation of basic earnings per share.  These units enter into the computation of diluted net income / (loss) per common share when the effect is not anti-dilutive using the if-converted method.

(2)An adjustment is included for the following reason:  if the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable.

(3)     For the three months ended March 31, 2018,   weighted average common shares outstanding excludes (i) 26,691 shares representing restricted Operating LLC membership units, restricted Common Stock, and restricted units of Common Stock that would be anti-dilutive because of the Company’s net loss, (ii) 274,917 shares from the assumed conversion of the 2013 Convertible Notes,  and (iii) 1,034,483 shares from the assumed conversion of the 2017 Convertible Note because of the Company’s net loss and the inclusion of the converted shares would be  anti-dilutive.

For the three months ended March 31, 2017, weighted average common shares outstanding: (i) excludes 274,917 shares from the assumed conversion of the 2013 Convertible Notes because the inclusion of these shares would be antidilutive and (ii)  includes, only 252,874 shares from the assumed conversion of the 2017 Convertible Note because the 2017 Convertible Note was only outstanding for a portion of the three months ended March 31, 2017.

18. COMMITMENTS AND CONTINGENCIES

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

The subsidiary of AFN that was assessed by the Pennsylvania Department of Revenue ceased operations in 2009. Since then, neither it, nor its successor subsidiary has had any assets or operations.  The Company believes that any claims against this subsidiary are limited to the assets of the subsidiary.  Therefore, the Company believes it does not have any liability with regard to this tax assessment.

The Company has evaluated this contingent liability in accordance with ASC 450 Contingencies and determined not to record any liability related to this claim.

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

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended March 31, 2018

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$6,191	$-	$-	$6,191	$-	$6,191
Asset management	-	1,804	-	1,804	-	1,804
New issue and advisory	696	-	-	696	-	696
Principal transactions and other income	-	204	443	647	-	647
Total revenues	6,887	2,008	443	9,338	-	9,338
Total operating expenses	6,651	1,393	96	8,140	1,558	9,698
Operating income (loss)	236	615	347	1,198	(1,558)	(360)
Interest expense	-	-	-	-	(1,819)	(1,819)
Income (loss) before income taxes	236	615	347	1,198	(3,377)	(2,179)
Income tax expense (benefit)	-	-	-	-	(28)	(28)
Net income (loss)	236	615	347	1,198	(3,349)	(2,151)
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(677)	(677)
Net income (loss) attributable to Cohen & Company Inc.	$236	$615	$347	$1,198	$(2,672)	$(1,474)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$16	$1	$-	$17	$44	$61

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended March 31, 2017

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$8,075	$-	$-	$8,075	$-	$8,075
Asset management	-	2,692	-	2,692	-	2,692
New issue and advisory	1,112	-	-	1,112	-	1,112
Principal transactions and other income	4	2,144	465	2,613	-	2,613
Total revenues	9,191	4,836	465	14,492	-	14,492
Total operating expenses	8,020	1,484	95	9,599	2,305	11,904
Operating income (loss)	1,171	3,352	370	4,893	(2,305)	2,588
Interest expense	-	-	-	-	(1,612)	(1,612)
Income (loss) before income taxes	1,171	3,352	370	4,893	(3,917)	976
Income tax expense (benefit)	-	-	-	-	5	5
Net income (loss)	1,171	3,352	370	4,893	(3,922)	971
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	299	299
Net income (loss) attributable to Cohen & Company Inc.	$1,171	$3,352	$370	$4,893	$(4,221)	$672

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$18	$1	$-	$19	$47	$66

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

BALANCE SHEET DATA
As of March 31, 2018
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$2,377,253	$2,029	$29,045	$2,408,327	$4,718	$2,413,045

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
December 31, 2017
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$2,014,061	$3,155	$12,867	$2,030,083	$6,175	$2,036,258

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended March 31,
	2018	2017
Total Revenues:
United States	$7,902	$11,953
United Kingdom & Other	1,436	2,539
Total	$9,338	$14,492

Long-lived assets attributable to an individual country, other than the United States, are not material.

20. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $1,635 and $1,621 for the three months ended March 31, 2018 and 2017, respectively.

The Company paid income taxes of $0 and $47 for the three months ended March 31, 2018 and 2017, respectively. The Company received no income tax refunds for the three months ended March 31, 2018 and 2017.

For the three months ended March 31, 2018, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company surrendered units of the Operating LLC pursuant to the UIS Agreement and in connection with the redemption of vested Operating LLC units by Cohen & Company Inc.  The Company recognized a net increase in additional paid-in capital of $84, a net decrease of $7 in accumulated other comprehensive income, and a decrease of $77 in non-controlling interest.  See note 15.

•	The Company recognized an accrual of $342 in accounts payable and other accrued liabilities for dividends and distributions declared on March 6, 2018, which were paid after March 31, 2018.

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

•	The Company recognized an accrual of $350 in accounts payable and other accrued liabilities for dividends and distributions declared on March 14, 2017, which were paid after March 31, 2017.

•

As a result of the European Sale Agreement, Mr. Cohen was required to pay to the Company the $600 Termination Fee.   Accordingly, the Company had deferred $600 of transaction costs it had paid in conjunction with the European Sale Agreement, which were included as a component of other assets.  With the issuance of the 2017 Convertible Note, the Company agreed to pay to DGC Family Fintech Trust the $600 Transaction Fee.  The Company agreed that Mr. Cohen’s obligation to pay the Termination Fee was offset in its entirety by the Company’s obligation to pay the Transaction Fee.  Accordingly, $600 was reclassified from other assets to discount on debt. See note 5.

21. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the three months ended months ended March 31, 2018 and 2017. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. The Bancorp, Inc. (“TBBK”)

TBBK is identified as a related party because Daniel G Cohen is TBBK’s chairman.

TBBK maintained deposits for the Company in the amount of $65 and $81 as of March 31, 2018 and December 31, 2017, respectively. These amounts are not disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of March 31, 2018 and December 31, 2017, the Company had repurchase agreements with TBBK as the counterparty in the amounts of $64,332 and $64,370, respectively. As of March 31, 2018 and December 31, 2017, the fair value of the collateral provided to TBBK by the Company relating to these repurchase agreements was $66,225 and $66,862, respectively.  These amounts are included as a component of securities sold under agreement to repurchase in the Company’s consolidated balance sheets.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amounts of $414 and $227 for the three months ended March 31, 2018 and March 31, 2017 respectively.  These amounts are not disclosed in the tables at the end this section.

B. Cohen Bros. Financial, LLC (“CBF”) and EBC 2013 Family Trust (“EBC”)

CBF has been identified as a related party because (i) CBF is a non-controlling interest holder of the Company and (ii) CBF is wholly owned by Mr. Cohen. EBC has been identified as a related party because Mr. Cohen is a trustee of EBC.

In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company.  The Company issued $2,400 in principal amount of the 2013 Convertible Notes, and $1,600 of Common Stock to EBC.  See note 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at the end of this section.

On September 29, 2017, CBF also invested $8,000 of the $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Family Fintech Trust / CBF.  See note 13.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at the end of this section.

C. The Edward E. Cohen IRA

On August 28, 2015, $4,386 in principal amount of the 2013 Convertible Notes originally issued to Mead Park Capital in September 2013 was purchased by the Edward E. Cohen IRA of which Edward E. Cohen is the benefactor.  Edward E. Cohen is the father of Mr. Cohen.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tables at the end of this section. See note 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

D. JKD Investor

The JKD Investor is an entity owned by Jack J. DiMaio, the vice chairman of the board of directors and vice chairman of the Operating LLC’s board of managers, and his spouse.  On October 3, 2016, JKD Investor invested $6,000 in the Operating LLC.  An additional $1,000 was invested in January 2017.  See Note 13. The interest expense incurred on this transaction is disclosed in the table at the end of this section.

E. DGC Family Fintech Trust

DGC Family Fintech Trust was established by Mr. Cohen, chairman of the Company’s board of directors and chairman of the Operating LLC board of managers.  Mr. Cohen does not have any voting or dispositive control of securities held in the interest of the trust.  The Company considers DGC Family Fintech Trust a related party because it was established by Mr. Cohen.

In March 2017, the DGC Family Fintech Trust purchased the 2017 Convertible Note. See note 14.  The Company incurred interest expense on the 2017 Convertible Note, which is disclosed as part of interest expense incurred in the table at the end of this section.

On September 29, 2017, the DGC Family Fintech Trust also invested $2,000 of the $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Family Fintech Trust / CBF.  See Note 13.  Interest incurred on this instrument is disclosed in the tables at the end of this section.

F. Fin Tech Acquisition Corp. II

In July 2017, the Operating LLC entered into an agreement with Fin Tech Acquisition Corp. II.  Fin Tech Acquisition Corp. II is a related party because Mr. Cohen,  is the chief executive  officer of Fin Tech Acquisition Corp. II, Betsy Cohen, Mr. Cohen’s mother, is the chairman of the board of directors of Fin Tech Acquisition Corp. II; and James J. McEntee, a member of the Company’s board of directors, is the president and chief financial officer of Fin Tech Acquisition Corp. II.  The agreement provides that the Operating LLC will provide accounting and support services to Fin Tech Acquisition Corp. II for a period not longer than 24 months.  The revenue recorded for this arrangement is included as a component of other revenue and included in the table below.

The following tables display the routine transactions recognized in the statements of operations from the identified related parties that are described above.

RELATED PARTY TRANSACTIONS
Three Months Ended March 31, 2018
(Dollars in Thousands)

	Net trading	Other revenue	Interest expense incurred
TBBK	$11	$-	$-
EBC	-	-	59
Edward E. Cohen IRA	-	-	108
DGC Family Fintech Trust	-	-	376
CBF	-	-	88
JDK Investor	-	-	331
Fintech Acquisition Corp II	-	2	-
	$11	$2	$962

RELATED PARTY TRANSACTIONS
Three Months Ended March 31, 2017
(Dollars in Thousands)

	Net trading	Other revenue	Interest expense incurred
TBBK	$13	$-	$-
EBC	-	-	58
Edward E. Cohen IRA	-	-	106
DGC Family Fintech Trust	-	-	80
	$13	$-	$244

 The following related party transactions are non-routine and are not included in the tables above.

G.  Directors and Employees

The Company has entered into employment agreements with Mr. Cohen, and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $61 and $80 for the three months ended March 31, 2018 and 2017, respectively.

The Company had a sublease agreement for certain office space with Jack DiMaio, the vice chairman of the Company’s board of directors.  The Company received payments under this agreement.  The payments were recorded as a reduction in the related rent and utility expenses.  The Company recorded a reduction in the rent and utility expenses in the amount of $7 for the three months ended March 31, 2017.  This sublease agreement terminated May 31, 2017.

Subsequent to the termination of the sublease agreement, the Company agreed to lease office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Mr. DiMaio.  The Company recorded $24 of rent expense for the three months ended March 31, 2018.

22. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties as of each date shown. These amounts may result from normal operating advances, employee advances, or from timing differences between the transactions disclosed in note 21 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	March 31, 2018	December 31, 2017
Employees & other	$488	$545
Due from Related Parties	$488	$545

23. SUBSEQUENT EVENT

In connection with the Company’s full netting membership of the FICC, effective on April 25, 2018, the Company, as a guarantor, and the Operating LLC and JVB Holdings, as guarantors, and JVB, as borrower  entered into a Loan Agreement (the “Credit Facility”) with MB Financial Bank, N.A., as lender (the “Lender”).

Pursuant to the terms of the Credit Facility, the Lender agreed to make loans (each a “Loan” and collectively, the “Loans”) at JVB’s request from time to time in the aggregate amount of up to $25,000.  The Loans (both principal and interest) are scheduled to mature and become immediately due and payable in full on April 10, 2020.

Loans under the Credit Facility will bear interest at a per annum rate equal to LIBOR plus 6.0%.  The Borrower is required to pay an undrawn commitment fee at a per annum rate equal to 0.50% of the undrawn portion of the Lender’s $25,000 commitment under the Credit Facility.  Further, pursuant to the terms of the Credit Facility, JVB paid to the Lender a commitment fee in the amount of $250.

Loans under the Credit Facility must be used by JVB for working capital purposes and general liquidity of JVB.   Borrower may request a reduction in the Lender’s $25,000 commitment in a minimum amount of $1,000 and multiples of $500 thereafter upon not less than five days’ prior notice to Lender.

The obligations of JVB under the Credit Facility are guaranteed by the Company, the Operating LLC and JVB Holdings (collectively, the “Guarantors”), and are secured by a lien on all of JVB Holdings’ property, including its 100% ownership interest in all of the outstanding membership interests of JVB.

Pursuant to the Credit Facility, JVB and the Guarantors provide customary representations and warranties for a transaction of this type.

The Credit Facility also includes customary covenants for a transaction of this type, including covenants limiting the indebtedness that can be incurred by JVB and JVB Holdings and restricting JVB’s ability to make certain loans and investments.  Additionally, JVB may not permit (i) JVB’s tangible net worth to be less than $75,000 at any time through December 30, 2018, and $80,000 at any time thereafter; (ii) the amounts outstanding under the Loans to exceed 0.22 times JVB’s tangible net worth at any time; and (iii) JVB’s excess net capital to be less than $40,000 at any time.  JVB and each Guarantor are also limited in their ability to repay certain of their existing outstanding indebtedness.

The Credit Facility contains customary events of default for a transaction of this type.  If an event of default under the Credit Facility occurs and is continuing, then the Lender may declare and cause all or any part of the Loans and all other liabilities outstanding under the Credit Facility to become immediately due and payable.

Pursuant to the terms of the Credit Facility, all Loans are senior to the Operating LLC’s payment obligation sunder the 2017 Convertible Note.

 ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Cohen & Company Inc. and its majority owned subsidiaries (collectively, “we,” “us,” “our,” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Name Change; Common Stock Reverse Stock Split

On September 1, 2017, we filed two Articles of Amendment to our charter with the State Department of Assessments and Taxation of Maryland, pursuant to which we, (i) changed our name to “Cohen & Company Inc.”; (ii) effected a 1-for-10 reverse stock split of our Common Stock; and (iii) increased the par value of our Common Stock from $0.001 per share to $0.01 per share.  All share and per share amounts, and exercise and conversion prices for all periods presented herein reflect the reverse split as if it had occurred at the beginning of the first period presented.

Overview

We are a financial services company specializing in fixed income markets. We were founded in 1999 as an investment firm focused on small-cap banking institutions, but have grown to provide an expanding range of capital markets and asset management services. We are organized into three business segments: Capital Markets, Asset Management, and Principal Investing.

•

Capital Markets: Our Capital Markets business segment consists primarily of fixed income sales, trading, matched book repo financing, new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs and other forward agency MBS contracts, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We carry out our capital market activities primarily through our subsidiaries: JVB in the United States and CCFL in Europe.

•

Asset Management: Our Asset Management business segment manages assets within CDOs, managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of March 31, 2018, we had approximately $3.43 billion in assets under management (“AUM”) of which 88.6% was in CDOs. Almost all of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.

•

Principal Investing: Our Principal Investing business segment is comprised of investments that we have made for the purpose of earning an investment return rather than investments to support our trading, matched book repo, or other Capital Markets business segment activities.  These investments are a component of our other investments, at fair value in our consolidated balance sheet.

We generate our revenue by business segment primarily through the following activities.

Capital Markets

•

Our trading activities, which include execution and brokerage services, securities lending activities, riskless trading activities, as well as gains and losses (unrealized and realized) and income and expense earned on securities and derivatives classified as trading;

•	Net interest income on our matched book repo financing activities; and
•

New issue and advisory revenue comprised primarily of (a) new issue revenue associated with originating, arranging, or placing newly created financial instruments and (b) revenue from advisory services.

Asset Management:

•

Asset management fees for our on-going asset management services provided to certain Investment Vehicles, which may include fees both senior and subordinate to the securities issued in the Investment Vehicle; and

•	Incentive management fees earned based on the performance of the various Investment Vehicles.

Principal Investing:

•	Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value.

Business Environment

Our business in general and our Capital Markets business segment in particular, do not produce predictable earnings.  Our results can vary dramatically from year to year and quarter to quarter.

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

In addition, as a smaller firm, we are exposed to intense competition.  Although we provide financing to our customers, larger firms have a much greater capability to provide their clients with financing, giving them a competitive advantage.  We are much more reliant upon our employees’ relationships, networks, and abilities to identify and capitalize on market opportunities.  Therefore, our business may be significantly impacted by the addition or loss of key personnel.

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

A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.  Currently, we provide investment banking and advisory services in Europe and advisory services in the United States through our subsidiaries, CCFL and JVB, respectively. Currently in the United States, our primary source of new issue revenue is JVB’s SBA group’s participation in Confirmation of Originator Fee Certificates

(“COOF”) Securitizations. The SBA secondary market program allows for the purchaser of a SBA loan certificate to “strip” a portion of the interest rate from a guaranteed loan portion, creating what is called an originator fee or interest only strip. This enhances the ability of SBA pool assemblers to securitize the guaranteed portion of loans that do not have the same interest rate. Our SBA group’s participation in this area has grown during recent years.  In Europe, CCFL engages in new issue placements in corporate and securitized products and advisory services.

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of March 31, 2018,  88.6% of our existing AUM were CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We  have not completed a new securitization since 2008.

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

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the overall market supply and demand of these investments as well as the individual performance of each investment.  Our principal investments are included within other investments, at fair value in our consolidated balance sheets.  See note 7 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Recent Events

Expansion of Matched Book Repo Business

On October 18, 2017, we were informed that we had been approved as a full netting member of the FICC’s Government Services Division.  As a member of the FICC, we have access to the FICC’s GCF repo service that provides netting and settlement services for repurchase transactions where the underlying security is general collateral (primarily US Treasuries and US Agency securities).  The FICC’s GCF repo service provides us with many benefits including more flexible and lower cost of financing, increased liquidity, increased efficiency in trade execution, and guaranteed settlement. We began entering into transactions with the FICC in November 2017.  In connection with receiving approval as a member of the FICC, we had agreed to establish and maintain a committed line of credit in a minimum amount of $25,000 on or prior to April 30, 2018.  The FICC reserved the right to terminate our membership if we failed to be in compliance with this condition.  We entered into a $25,000 line of credit arrangement on April 25, 2018.  See note 23 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

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

 Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2018 and 2017.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,		Favorable / (Unfavorable)
	2018	2017	$ Change	% Change
Revenues
Net trading	$6,191	$8,075	$(1,884)	(23)%
Asset management	1,804	2,692	(888)	(33)%
New issue and advisory	696	1,112	(416)	(37)%
Principal transactions and other income	647	2,613	(1,966)	(75)%
Total revenues	9,338	14,492	(5,154)	(36)%

Operating expenses
Compensation and benefits	5,194	7,185	1,991	28%
Business development, occupancy, equipment	867	586	(281)	(48)%
Subscriptions, clearing, and execution	1,834	1,713	(121)	(7)%
Professional fee and other operating	1,742	2,354	612	26%
Depreciation and amortization	61	66	5	8%
Total operating expenses	9,698	11,904	2,206	19%

Operating income / (loss)	(360)	2,588	(2,948)	(114)%

Non-operating income / (expense)

Interest expense	(1,819)	(1,612)	(207)	(13)%
Income / (loss) before income taxes	(2,179)	976	(3,155)	(323)%
Income taxes	(28)	5	33	660%
Net income / (loss)	(2,151)	971	(3,122)	(322)%
Less: Net income (loss) attributable to the non-controlling interest	(677)	299	976	326%
Net income / (loss) attributable to Cohen & Company Inc.	$(1,474)	$672	$(2,146)	(319)%

Revenues

Revenues decreased by $5,154, or 36%, to $9,338 for the three months ended March 31, 2018 from $14,492 for the three months ended March 31, 2017. As discussed in more detail below, the change was comprised of (i) a decrease of $1,884 in net trading revenue; (ii) a decrease of $888 in asset management revenue; (iii) a decrease of $416 in new issue and advisory revenue; and (iv) a decrease of $1,966 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $1,884, or 23%, to $6,191 for the three months ended March 31, 2018 from $8,075 for the three months ended March 31, 2017.     The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	March 31, 2018	March 31, 2017	Change
Mortgage	$1,295	$2,000	$(705)
Matched book repo	1,110	780	330
High yield corporate	1,941	2,305	(364)
Investment grade corporate	161	500	(339)
SBA	298	230	68
Wholesale and other	1,386	2,260	(874)
Total	$6,191	$8,075	$(1,884)

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized may not be indicative of future results. Furthermore, from time to time, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 7 and 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

We consider our matched book repo business to be subject to significant concentration risk.  See note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Asset Management

Assets Under Management

Our AUM equals the sum of: (1) the gross assets included in CDOs that we have sponsored and manage; plus (2) the net asset value (“NAV”) of the investment vehicles we manage; plus (3) the NAV of other accounts we manage.

Our calculation of AUM may differ from the calculations used by other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to a definition of AUM that may be used in our management agreements.

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	As of March 31,		As of December 31,
	2018	2017	2017	2016
Company sponsored CDOs	$3,035,609	$3,311,087	$3,117,372	$3,439,054
Managed accounts	390,480	228,542	374,510	229,119
Assets under management (1)	$3,426,089	$3,539,629	$3,491,882	$3,668,173

(1)	AUM for Company sponsored CDOs and other managed accounts represents total AUM at the end of the period indicated.
(2)

Asset management fees decreased by $888, or 33%, to $1,804 for the three months ended March 31, 2018 from $2,692 for the three months ended March 31, 2017, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	March 31, 2018	March 31, 2017	Change
CDOs	$1,287	$1,575	$(288)
Other	517	1,117	(600)
Total	$1,804	$2,692	$(888)

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

Asset management fees from Company sponsored CDOs decreased by $288 to $1,287 for the three months ended March 31, 2018 from $1,575 for the three months ended March 31, 2017. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	March 31, 2018	March 31, 2017	Change
TruPS and insurance company debt - U.S.	$925	$996	$(71)
TruPS and insurance company debt - Europe	251	390	(139)
Broadly syndicated loans - Europe	111	189	(78)
Total	$1,287	$1,575	$(288)

Asset management fees for TruPS and insurance company debt – U.S. declined primarily because of principal payments, deferrals, and defaults.

Asset management fees for TruPS and insurance company debt – Europe declined primarily because of principal payments, deferrals, and defaults.

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  Fees declined primarily due to a decline in subordinated asset management fees.  During 2017, the performance of the portfolio deteriorated and certain cash flow diversion features of the CLO were triggered.  As a result, cash flow that would otherwise pay subordinated management fees was diverted to pay principal on the senior securities.   In addition, fees declined because of a reduction in AUM due to principal payments received.

Other

Other asset management revenue decreased by $600 to $517 for the three months ended March 31, 2018 from $1,117 for the three months ended March 31, 2017.   The decrease was primarily due to a reduction in performance fees earned.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $416, or 37%, to $696 for the three months ended March 31, 2018 from $1,112 for the three months ended March 31, 2017.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $1,966, or 75%,  to $647 for the three months ended March 31, 2018, as compared to $2,613 for the three months ended March 31, 2017.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	March 31, 2018	March 31, 2017	Change
EuroDekania	$45	$(72)	$117
Currency hedges	(19)	(13)	(6)
CLO investments	334	554	(220)
SPAC equity positions	88	-	88
Total principal transactions	448	469	(21)

Alesco X-XVII revenue share	-	1,776	(1,776)
Star Asia revenue share	83	280	(197)
IIFC revenue share	120	88	32
All other income / (loss)	(4)	-	(4)
Other income	199	2,144	(1,945)

Total principal transactions and other income	$647	$2,613	$(1,966)

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

The CLO investments represent investments in the most junior tranche of certain CLOs.  The average carrying value of our CLO investments for the three months ended March 31, 2018 was $11,646, as compared to $6,603 for the three months ended March 31, 2017.  The income of $334 recognized during the three months ended March 31, 2018 was comprised of $343 of investment income, $147 of net unrealized gain, partially offset by $156 of impairment charges.  The income of $554 recognized during the three months ended March 31, 2017 was comprised of $231 of investment income, $359 of net unrealized gain, partially offset by $36 of impairment charges.

Other Income / (Loss)

Other income decreased by $1,945 to $199 for the three months ended March 31, 2018, as compared to $2,144 for the three months ended March 31, 2017. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.

The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned in excess of certain thresholds.  These arrangements expire, or have expired, as follows:

•

The Alesco X-XVII revenue share arrangement expired in February 2017.  Included in the revenue share revenue recognized during the three months ended March 31, 2017, was $1,579, which represented a contingent amount that became due upon the conclusion of the arrangement.  No further revenue will be earned from this arrangement.

•	The Star Asia revenue share arrangement does not have a fixed termination date but we expect it will terminate during the first half of 2018.
•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $1,880.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses decreased by $2,206, or 19%, to $9,698 for the three months ended March 31, 2018 from $11,904 for the three months ended March 31, 2017. As discussed in more detail below, the change was comprised of (i) a decrease of $1,991 in compensation and benefits; (ii) an increase of $281 in business development, occupancy, and equipment; (iii) an increase of $121 in subscriptions, clearing, and execution; (iv) a decrease of $612 of professional fee and other operating; and (v) a decrease of $5 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $1,991, or 28%, to $5,194 for the three months ended March 31, 2018 from $7,185 for the three months ended March 31, 2017.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	March 31, 2018	March 31, 2017	Change
Cash compensation and benefits	$5,069	$6,732	$(1,663)
Equity-based compensation	125	453	(328)
Total	$5,194	$7,185	$(1,991)

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $1,663 to $5,069 for the three months ended March 31, 2018 from $6,732 for the three months ended March 31, 2017.  This decrease was a result of a decrease in incentive compensation that is tied to revenue and operating profitability partially offset by an  increase in headcount.  Our total headcount increased from 80 at March 31, 2017 to 92 at March 31, 2018.  From time to time, the Company pays employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $328 to $125 for the three months ended March 31, 2018 from $453 for the three months ended March 31, 2017.  The decrease was a result of the fact that there were no restricted stock grants to the board of directors during the three months ended March 31, 2018.    The board of directors did receive restricted stock grants in the first quarter of 2017.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $281, or 48%, to $867 for the three months ended March 31, 2018 from $586 for the three months ended March 31, 2017.  The increase was comprised of an increase of $106 of business development and an increase of $175 of occupancy and equipment.  The increase in occupancy and equipment was primarily the result of costs associated with the termination of an existing London office lease.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $121, or 7%, to $1,834 for the three months ended March 31, 2018 from $1,713 for the three months ended March 31, 2017.  The increase was due to an increase in subscriptions of $97 and an increase in clearing and execution of $24.  The clearing and execution increase of $24 was comprised of an increase in clearing costs at JVB of

$242 partially offset by a decrease in solicitation costs at CCFL of $218.  The increase in JVB clearing and execution was primarily the result of costs associated with the new GCF repo business.  The reduction in solicitation costs is a result of the reduction in new issue engagements at CCFL.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses decreased by $612, or 26%, to $1,742 for the three months ended March 31, 2018 from $2,354 for the three months ended March 31, 2017. The decrease was primarily the result of a decrease in consulting costs.   During 2017, we recognized significant consulting costs associated with new issue engagements at CCFL.

Depreciation and Amortization

Depreciation and amortization decreased by $5, or 8%, to $61 for the three months ended March 31, 2018 from $66 for the three months ended March 31, 2017.  The decrease was primarily the result of fixed assets becoming fully depreciated.

Non-Operating Income and Expense

Interest Expense

Interest expense increased by $207, or 13%, to $1,819 for the three months ended March 31, 2018 from $1,612 for the three months ended March 31, 2017.

INTEREST EXPENSE
(Dollars in Thousands)

	March 31, 2018	March 31, 2017	Change
Junior subordinated notes	$821	$809	$12
2013 Convertible Notes	203	199	4
2017 Convertible Note	354	80	274
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF	110	-	110
Redeemable Financial Instrument - JKD Capital Partners I LTD	331	524	(193)
	$1,819	$1,612	$207

See notes 13 and 14 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $33 to income tax expense / (benefit) of ($28) for the three months ended March 31, 2018 from $5 for the three months ended March 31, 2017.  See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q regarding an income tax assessment received by us from the Commonwealth of Pennsylvania.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended March 31, 2018 and 2017 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended March 31, 2018

	Total		Consolidated
	Operating LLC	Cohen &	Cohen &
	Consolidated	Company Inc.	Company Inc.
Net income / (loss) before tax	$(2,179)	$-	$(2,179)
Income tax expense / (benefit)	(13)	(15)	(28)
Net income / (loss) after tax	(2,166)	15	(2,151)
Average effective Operating LLC non-controlling interest (1)%	31.26%
Operating LLC non-controlling interest	$(677)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended March 31, 2017

	Total		Consolidated
	Operating LLC	Cohen &	Cohen &
	Consolidated	Company Inc.	Company Inc.
Net income / (loss) before tax	$976	$-	$976
Income tax expense / (benefit)	4	1	5
Net income / (loss) after tax	972	(1)	971
Average effective Operating LLC non-controlling interest (1)%	30.76%
Operating LLC non-controlling interest	$299

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and making distributions and loans. JVB is subject to net capital restrictions imposed by the SEC and Financial Industry Regulatory Authority (“FINRA”) that require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through a distribution or a loan. CCFL is regulated by the Financial Conduct Authority (“FCA”) and must maintain certain minimum levels of capital. See note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

See Liquidity and Capital Resources –Contractual Obligations below.

During the third quarter of 2010, our board of directors initiated a dividend of $0.50 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, our board of directors declared a dividend of $0.20 per quarter, which was paid regularly through the first quarter of 2018.  Our board of directors can decide to increase, reduce, or eliminate dividends in the future.  The board of directors’ decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing our indebtedness.  There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon payment of dividends to our stockholders.

On May 2, 2018, our board of directors declared a cash dividend of $0.20 per share, which will be paid on our Common Stock on May 30, 2018 to stockholders of record on May 16, 2018.  A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

On March 17, 2018 and 2017 we entered into the 10b5-1 Plan with Sandler O’Neill & Partners, L.P. (“Agent”).  The 2017 Letter Agreement was in effect from March 17, 2017 until March 17, 2018.  The 2017 Letter Agreement called for the Agent to purchase up to an aggregate maximum of $2,000 of Common Stock.  The 2018 Letter Agreement is in effect from March 17, 2018 until March 17, 2019.  The 2018 letter agreement calls for the Agent to purchase up to an aggregate maximum of $2,000 of Common Stock.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.

During the three months ended March 31, 2018, we repurchased 7,270 shares in the open market under the 10b5-1 Plan for a total purchase price of $71.  During the three months ended March 31, 2017, we did not repurchase shares in the open market.

All of the repurchases noted above were completed using cash on hand.

During the three months ended March 31, 2017, the Operating LLC issued the 2017 Convertible Note in an aggregate principal amount of $15,000 to DGC Family Fintech Trust.  Also, during the three months ended March 31, 2017, we received an additional $1,000 investment from the JKD Investor.  See note 13 and 14 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

(4) To fund potential dividends and distributions. During the third quarter of 2010 and for each subsequent quarter through the first quarter of 2018, the board of directors has declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of Cohen & Company Inc.

(5) To fund potential repurchases of Common Stock.  The Company has opportunistically repurchased Common Stock in private transactions as well through its 10b5-1 Plan.  See note 15 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of March 31, 2018 and December 31, 2017, we maintained cash and cash equivalents of $11,756 and $22,933, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities	$4,655	$(19,892)
Cash flow from investing activities	(15,723)	606
Cash flow from financing activities	(186)	15,196
Effect of exchange rate on cash	77	52
Net cash flow	(11,177)	(4,038)
Cash and cash equivalents, beginning	22,933	15,216
Cash and cash equivalents, ending	$11,756	$11,178

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Three Months Ended March 31, 2018

As of March 31, 2018, our cash and cash equivalents were $11,756, representing a decrease of $11,177 from December 31, 2017. The decrease was attributable to cash provided by operating activities of $4,655,  cash used by investing activities of $15,723,  cash used by financing activities of $146, and the increase in cash caused by the change in exchange rates of $77.

The cash provided by operating activities of $4,655 was comprised of (a) net cash outflows of $2,089 related to working capital fluctuations; (b) net cash inflows of  $8,977 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash outflows from other earnings items of $2,233 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, equity based compensation, depreciation and amortization, and amortization of discount on debt).

The cash used by investing activities of $15,723 was comprised of (a) $16,765 used for the purchase of other investments, at fair value; (b) $39 used for the purchase of furniture, fixtures, and equipment; partially offset by (b) $1,081 of cash inflows from returns of principal of other investments, at fair value.

The cash used by financing activities of $186 was comprised of (a)  $75 in cash used to net settle equity awards; (b) $71 for the purchase and retirement of Common Stock; and (c) $40 of dividends paid in connection with vesting of employee share awards.

Three Months Ended March 31, 2017

As of March 31, 2017, our cash and cash equivalents were $11,178, representing a net decrease of $4,038 from December 31, 2016. The decrease was attributable to cash used by operating activities of $19,892,  cash provided by investing activities of $606, cash provided by financing activities of $15,196, and the increase in cash caused by the change in exchange rates of $52.

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

The cash provided in financing activities of $15,196 was comprised of (a) $15,000 from the issuance of the 2017 Convertible Note (see note 14 to our consolidated financial statements in this Quarterly Report on Form 10-Q); (b) $1,000 from an additional investment received on our redeemable financial instrument (see note 13 to our consolidated financial statements in this Quarterly Report on Form 10-Q); partially offset by (c) $690 in cash paid for debt issuance costs; (d) $100 in cash used to net settle employee equity awards; and (e) $14 of dividends paid in connection with vesting of employee share awards.

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFL in the United Kingdom. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at March 31, 2018 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)
United States	$250
United Kingdom	1,202
Total	$1,452

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at March 31, 2018, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $61,325. See note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

If there were an event of default under a repurchase agreement,  the counterparty would have the option to terminate all repurchase transactions existing with us and make any amount due from us to the counterparty payable immediately. Repurchase obligations are full recourse obligations to us. If we were to default under a repurchase obligation, the counterparty would have recourse to our other assets if the collateral was not sufficient to satisfy our obligations in full. Most of our repurchase agreements are entered into as part of our matched book repo business.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the three months ended March 31, 2018 and the twelve months ended December 31, 2017 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Three Months Ended March 31, 2018	For the Twelve Months Ended December 31, 2017
Receivables under resale agreements
Period end	$2,066,042	$1,680,883
Monthly average	1,857,935	539,332
Maximum month end	2,066,042	1,680,883
Securities sold under agreements to repurchase
Period end	$2,113,647	$1,692,279
Monthly average	1,905,996	545,029
Maximum month end	2,113,647	1,692,279

Fluctuations in the balance of our repurchase agreements from period to period and intraperiod are dependent on business activity in those periods. The fluctuations in the balances of our receivables under resale agreements over the periods presented were impacted by our clients’ desires to execute collateralized financing arrangements through the repurchase market or other financing products.  Our GCF repo business is new and continues to grow causing increased balances.

Average balances and period end balances will fluctuate based on market and liquidity conditions and we consider such intraperiod fluctuations as typical for the repurchase market. Month-end balances may be higher or lower than average period balances.

Debt Financing

As of March 31, 2018, we had the following sources of debt financing other than securities financing arrangements: (1) convertible senior notes, comprised of the 2013 Convertible Notes and our 2017 Convertible Note and (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I.

See note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of our outstanding debt. The following table summarizes the Company’s long-term indebtedness and other financing outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	As of March 31, 2018	As of December 31, 2017	Interest Rate Terms	Interest (4)	Maturity
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	$15,000	$15,000	Fixed	8.00%	March 2022 (1)
8.00% convertible senior notes (the "2013 Convertible Notes")	8,248	8,248	Fixed	8.00%	September 2018 (2)
Less unamortized debt issuance costs	(1,245)	(1,343)
	22,003	21,905
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	5.77%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	6.46%	March 2035
Less unamortized discount	(25,725)	(25,853)
	22,400	22,272
Total	$44,403	$44,177

(1)

The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount of the 2017 Convertible Note at any time prior to maturity into units of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of the Operating LLC not held by us may, with certain restrictions, be redeemed and exchanged into shares of our Common Stock  on a ten-for-one basis.    Therefore, the 2017 Convertible Note can be converted into Operating LLC units and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.

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

Redeemable Financial Instruments

As of March 31, 2018 we have the following sources of financing that we account for as redeemable financial instruments.  See note 13 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in thousands)

	As of March 31, 2018	As of December 31, 2017
JKD Capital Partners I LTD	$6,732	$6,732
DGC Family Fintech Trust / CBF	10,000	10,000
Total	$16,732	$16,732

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivatives) and note 12 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of March 31, 2018.

Contractual Obligations

The table below summarizes our significant contractual obligations as of March 31, 2018 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 2013 Convertible Notes and 2017 Convertible Note are not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements.

CONTRACTUAL OBLIGATIONS
March 31, 2018
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$11,684	$833	$2,885	$1,907	$6,059
Maturity of 2013 Convertible Notes (1)	8,248	8,248	-	-	-
Interest on 2013 Convertible Notes (1)	323	323	-	-	-
Maturity of 2017 Convertible Note (1)	15,000	-	-	15,000	-
Interest on 2017 Convertible Note (1)	4,734	1,200	2,403	1,131	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	53,314	2,914	5,827	5,827	38,746
Redeemable Financial Instrument - JKD Capital Partners 1 (3)	6,732	-	6,732	-	-
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF (3)	10,000	-	10,000	-	-
Minimum variable payment due on Redeemable Financial Instruments (4)	800	320	480	-	-
Other Operating Obligations (5)	5,487	2,170	2,115	933	269
	$164,447	$16,008	$30,442	$24,798	$93,199

(1)	Assumes the 2013 Convertible Notes and 2017 Convertible Note are not converted prior to maturity.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 5.77% (based on a 90-day LIBOR rate in effect as of March 31, 2018 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 6.46% (based on a 90-day LIBOR rate in effect as of March 31, 2018 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In February 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10).  The amendments in ASU 2016-01, among other things:  require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and liabilities by measurement category and form of financial asset; and eliminate the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  We are currently evaluating the impact of these amendments on the presentation of our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).   Under the new guidance, lessees will be required to recognize the following for all leases with the exception of short-term leases:  (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessor accounting is largely unchanged.  Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.  The ASU is effective for entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted.  The Company expects to adopt this new guidance effective January 1, 2019.  We are currently evaluating the impact of these amendments on the presentation of our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years.  We are currently evaluating the impact of these amendments on the presentation of our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment. The amendments in this ASU eliminate Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  This ASU is effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017 and should be applied on a prospective basis. We are currently evaluating the impact of these amendments on the presentation of our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs, Premium Amortization on Purchased Callable Debt Securities  (Sub-Topic 310-20).  The amendments shorten the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  This ASU is effective for fiscal years beginning after December 15, 2018.  Early adoption is permitted.  We are currently evaluating the impact of these amendments on the presentation of our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivative and Hedging:  Targeted Improvements to Accounting for Hedging Activities (Topic 815).  This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments refine and expand hedge accounting for both financial and commodity risks and it contains provisions to create more transparency to clarify how economic results are presented. We are currently evaluating the impact of these amendments on the presentation of our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The amendments provide the option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. Federal corporate income tax rate in in Tax Cuts and Jobs Act (or portion thereof) is recorded. This ASU is effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted. We are currently evaluating the impact of these amendments on the presentation of our consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Other than the impact of the adoption of Topic 606 described below, during the three months ended March 31, 2018, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Effective January 1, 2018, we adopted the provisions of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU excludes from its scope revenue recognition related to items we record as a component of net trading and principal transactions within our consolidated statements of operations and therefore this ASU had no impact on these items.  In terms of asset management and other revenue, the main impact of Topic 606 related to the timing of the recognition of incentive management fees in certain cases.  Prior to the adoption of Topic 606, we would recognize incentive fees when they were fixed and determinable.  Under Topic 606, we are required to recognize incentive fees when they are probable and there is not a significant chance of reversal in the future.  For the asset management contracts in place at the time of adoption, this change in policy did not result in any actual change in revenue that had already been recognized and therefore there was no transition adjustment necessary.  Based on a review of our asset management contracts in place at the time of adoption, we do not believe the actual timing of recognition of incentive fees will be materially impacted in the future.  However, the new policy may result in incentive fees being recognized sooner in the future than they would have been under the Company’s revenue recognition policy in place prior to the adoption of Topic 606.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of March 31, 2018, we would have incurred a loss of $2,938 if the yield curve had risen 100 bps across all maturities and a gain of $2,935 if the yield curve had fallen 100 bps across all maturities.

Equity Securities:  We hold equity interests in both public and private entities. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. We have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies.  The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates.  Based on this analysis, as of March 31, 2018, our equity price sensitivity was $1,441 and our foreign exchange currency sensitivity was $6.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of March 31, 2018, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $3,202 as of March 31, 2018.

Counterparty Risk and Settlement Risk

We are subject to counterparty risk primarily in two areas: (i) our collateralized securities transactions described in note 10 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q and (ii) our TBA and other forward agency MBS activities described in note 9 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. With respect to the matched book repo financing activities, our risk is that the counterparty does not fulfill its obligation to repurchase the underlying security when it is due. In this case, we would typically liquidate the underlying security, which may result in a loss if the security has declined in value in relation to the balance due from the counterparty under the reverse repurchase agreement.

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

Counterparty Risk

We seek to manage our counterparty risk primarily through two processes: First, we perform a credit assessment of each counterparty to ensure the counterparty has sufficient equity, liquidity, and profitability to support the level of trading or lending we plan to do with them. Second, we may require counterparties to post cash or other liquid collateral (“margin”) to support changes in the market value of the underlying securities or trades on an ongoing basis.

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

Risks Related to our Matched Book Repo Business

We have entered into repurchase and reverse repurchase agreements as part of our matched book repo business.  In general, we will lend money to a counterparty after obtaining collateral securities from that counterparty pursuant to a reverse repurchase agreement.  We will borrow money from another counterparty using those same collateral securities pursuant to a repurchase agreement.  We seek to earn net interest income on these matched transactions.

In our gestational repo business, we will generally ensure that the maturity date of each reverse repurchase agreement matches the maturity date of the matched repurchase agreement.  However, in our GCF repo business, we may enter into a reverse repurchase agreement with a longer term than the matched repurchase agreement. When the maturity dates of the matched agreements are not the same, we are exposed to two risks:

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

We manage these risks in the following ways:

1.

We monitor the weighted average maturity of our reverse repurchases agreements as compared to the weighted average maturity of our repurchase agreements on a daily basis.  We limit the difference between the weighted average maturities based on market conditions.

2.

We obtain a significantly higher haircut on our reverse repurchase agreements as compared to the required haircut on our repurchase agreements.  This excess haircut provides a cushion if the repurchase agreement counterparty were to increase its required haircut.

3.

We limit this practice of having longer term reverse repurchase agreements as compared to matched repurchase agreements to high quality collateral types that are typically very liquid and have stable funding markets.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to us (and our consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports and to other members of senior management and the board of directors.

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2018. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at March 31, 2018.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Incorporated by reference to the headings titled “Legal and Regulatory Proceedings” in note 18 to the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2017.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Effective January 1, 2010, we ceased to qualify as a REIT and, therefore, are not required to make any dividends or other distributions to its stockholders. However, the board of directors has the authority to decide to increase, reduce, or eliminate dividends in the future. The board of directors’ decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing our indebtedness. There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
January 1, 2018 to January 31, 2018	3,980	$9.27	3,980	$38,361
February 1, 2018 to February 28, 2018	2,300	$10.18	2,300	$38,337
March 1, 2018 to March 31, 2018	990	$10.85	990	$38,326
Total	7,270		7,270

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2018 and 2017, (iii) the Consolidated Statement of Changes in Equity for the Three Months Ended March 31, 2018, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018, and 2017, and (v) Notes to Consolidated Financial Statements.**

*

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

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN

Lester R. Brafman
Date: May 3, 2018		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.

Joseph W. Pooler, Jr.
Date: May 3, 2018		Executive Vice President, Chief Financial Officer, and Treasurer