Form 10-Q
period 2018-06-30
Cohen & Co Inc.
filed 2018-08-02
CIK 1270436

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 31, 2018 there were 1,249,465  shares of common stock ($0.01 par value per share) of Cohen & Company Inc. outstanding. Such amount reflects a 1-for-10 reverse split of the registrant’s common stock effected on September 1, 2017.

Cohen & Company Inc.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2018

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

•	the ability to attract and retain personnel;
•	the ability to meet regulatory capital requirements administered by federal agencies;
•	an inability to generate incremental income from acquired or developed businesses;
•	unanticipated market closures due to inclement weather or other disasters;
•	the volume of trading in securities including collateralized securities transactions;
•	the liquidity in capital markets;
•	the credit-worthiness of our correspondents, trading counterparties, and banking and margin customers;
•	the demand for investment banking services in Europe;
•	competitive conditions in each of our business segments;
•	the availability of borrowings under credit lines, credit agreements, and credit facilities;

•	our continued membership in the FICC;
•	the potential misconduct or errors by our employees or by entities with whom we conduct business; and
•	the potential for litigation and other regulatory liability.

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

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2018
	(unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$16,621	$22,933
Receivables from brokers, dealers, and clearing agencies	95,321	103,596
Due from related parties	464	545
Other receivables	4,571	3,513
Investments-trading	180,236	202,257
Other investments, at fair value	31,424	12,867
Receivables under resale agreements	2,415,347	1,680,883
Goodwill	7,992	7,992
Other assets	2,785	1,672
Total assets	$2,754,761	$2,036,258

Liabilities
Payables to brokers, dealers, and clearing agencies	$89,916	$130,558
Accounts payable and other liabilities	9,089	5,208
Accrued compensation	2,777	4,406
Trading securities sold, not yet purchased	88,546	91,887
Securities sold under agreements to repurchase	2,455,973	1,692,279
Deferred income taxes	2,166	2,855
Redeemable financial instruments	16,732	16,732
Debt	44,622	44,177
Total liabilities	2,709,821	1,988,102

Commitments and contingencies (See note 18)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding (see note 15)	5	5
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,249,465 and 1,213,022 shares issued and outstanding, respectively, including 93,479 and 76,932 unvested or restricted share awards, respectively	12	12
Additional paid-in capital	69,015	69,202
Accumulated other comprehensive loss	(880)	(850)
Accumulated deficit	(30,403)	(28,497)
Total stockholders' equity	37,749	39,872
Non-controlling interest	7,191	8,284
Total equity	44,940	48,156
Total liabilities and equity	$2,754,761	$2,036,258

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Net trading	$7,186	$6,095	$13,377	$14,170
Asset management	3,205	1,731	5,009	4,423
New issue and advisory	177	868	873	1,980
Principal transactions and other income	1,622	2,680	2,269	5,293
Total revenues	12,190	11,374	21,528	25,866

Operating expenses		.
Compensation and benefits	6,589	5,549	11,783	12,734
Business development, occupancy, equipment	644	697	1,511	1,283
Subscriptions, clearing, and execution	2,151	1,667	3,985	3,380
Professional fee and other operating	1,379	1,674	3,121	4,028
Depreciation and amortization	52	61	113	127
Total operating expenses	10,815	9,648	20,513	21,552

Operating income (loss)	1,375	1,726	1,015	4,314

Non-operating income (expense)
Interest expense, net	(2,201)	(1,112)	(4,020)	(2,724)
Income (loss) before income tax expense (benefit)	(826)	614	(3,005)	1,590
Income tax expense (benefit)	(636)	2	(664)	7
Net income (loss)	(190)	612	(2,341)	1,583
Less: Net income (loss) attributable to the non-controlling interest	(270)	186	(947)	485
Net income (loss) attributable to Cohen & Company Inc.	$80	$426	$(1,394)	$1,098
Income (loss) per share data (see note 17):
Income (loss) per common share-basic:
Basic income (loss) per common share	$0.07	$0.35	$(1.19)	$0.91
Weighted average shares outstanding-basic	1,172,919	1,216,692	1,172,698	1,207,965
Income (loss) per common share-diluted:
Diluted income (loss) per common share	$0.07	$0.35	$(1.19)	$0.84
Weighted average shares outstanding-diluted	1,719,671	2,791,381	1,705,107	2,397,931

Dividends declared per common share	$0.20	$0.20	$0.40	$0.40

Comprehensive income (loss):
Net income (loss) from above	$(190)	$612	$(2,341)	$1,583
Other comprehensive income (loss) item:
Foreign currency translation adjustments, net of tax of $0	(154)	141	(47)	189
Other comprehensive income (loss), net of tax of $0	(154)	141	(47)	189
Comprehensive income (loss)	(344)	753	(2,388)	1,772
Less: comprehensive income (loss) attributable to the non-controlling interest	(318)	229	(962)	540
Comprehensive income (loss) attributable to Cohen & Company Inc.	$(26)	$524	$(1,426)	$1,232

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Cohen & Company Inc.
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2017	$5	$12	$69,202	$(28,497)	$(850)	$39,872	$8,284	$48,156
Net loss	-	-	-	(1,394)	-	(1,394)	(947)	(2,341)
Other comprehensive income	-	-	-	-	(32)	(32)	(15)	(47)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(17)	-	2	(15)	15	-
Equity-based compensation and vesting of shares	-	1	200	-	-	201	90	291
Shares withheld for employee taxes	-	-	(51)	-	-	(51)	(24)	(75)
Purchase and retirement of Common Stock	-	(1)	(319)	-	-	(320)	-	(320)
Dividends/Distributions	-	-	-	(512)	-	(512)	(212)	(724)
June 30, 2018	$5	$12	$69,015	$(30,403)	$(880)	$37,749	$7,191	$44,940

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income (loss)	$(2,341)	$1,583
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	291	546
Accretion of income on other investments, at fair value	(841)	(769)
Realized loss (gain) on other investments, at fair value	222	461
Change in unrealized (gain) loss on other investments, at fair value	(1,382)	(183)
Depreciation and amortization	113	127
Amortization of discount on debt	445	524
Deferred tax provision (benefit)	(689)	(29)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	(1,058)	(393)
(Increase) decrease in investments-trading	22,021	22,243
(Increase) decrease in other assets	(394)	1,755
(Increase) decrease in receivables under resale agreement	(734,464)	(128,488)
Change in receivables from / payables to related parties, net	81	(46)
Increase (decrease) in accrued compensation	(1,629)	(1,674)
Increase (decrease) in accounts payable and other liabilities	3,947	(634)
Increase (decrease) in trading securities sold, not yet purchased	(3,341)	32,995
Change in receivables from / payables to brokers, dealers, and clearing agencies	(32,367)	(75,555)
Increase (decrease) in securities sold under agreements to repurchase	763,694	125,721
Net cash provided by (used in) operating activities	12,308	(21,816)
Investing activities
Purchase of investments-other investments, at fair value	(18,885)	-
Sales and returns of principal-other investments, at fair value	2,329	2,808
Purchase of furniture, equipment, and leasehold improvements	(307)	(56)
Net cash provided by (used in) investing activities	(16,863)	2,752
Financing activities
Proceeds from issuance of convertible debt	-	15,000
Proceeds from redeemable financial instruments	-	1,000
Payments for debt issuance costs	(525)	(800)
Cash used to net share settle equity awards	(75)	(100)
Purchase and retirement of Common Stock	(320)	(37)
Non-controlling interest distributions	(212)	(212)
Cohen & Company Inc. dividends	(512)	(502)
Net cash provided by (used in) financing activities	(1,644)	14,349
Effect of exchange rate on cash	(113)	215
Net increase (decrease) in cash and cash equivalents	(6,312)	(4,500)
Cash and cash equivalents, beginning of period	22,933	15,216
Cash and cash equivalents, end of period	$16,621	$10,716

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

The Company

The Company is a financial services company specializing in fixed income markets. As of June 30, 2018, the Company had $3.18 billion in assets under management (“AUM”) of which 88.2%,  or $2.81 billion, was in collateralized debt obligations (“CDOs”).

In these financial statements, the “Company” refers to Cohen & Company Inc. and its subsidiaries on a consolidated basis. Cohen & Company, LLC or the “Operating LLC” refers to the main operating subsidiary of the Company.  “Cohen Brothers” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “Cohen & Company Inc.” is used, it is referring to the parent company itself; “JVB Holdings” refers to J.V.B. Financial Holdings, LLC “JVB” refers to J.V.B. Financial Group LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom; and “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the six months ended June 30, 2018 and 2017 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Under Topic 606, the Company is required to recognize incentive fees when they are probable and there is not a significant chance of reversal in the future.  For the asset management contracts in place at the time of adoption, this change in policy did not result in any actual change in revenue that had already been recognized and therefore there was no transition adjustment necessary.  Based on a review of the Company’s asset management contracts in place at the time of adoption, the Company does not believe the actual timing of recognition of incentive fees under future management contracts will be materially impacted in the future.  However, the new policy may result in incentive fees being recognized sooner in the future than they would have been under the Company’s revenue recognition policy in place prior to the adoption of Topic 606.

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

In June 2018, the FASB issued ASU 2018-07,  Compensation -Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting.  The amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services.  Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU is effective for all organizations for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020.  Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Securities sold under agreements to repurchase: The liabilities for securities sold under agreements to repurchase are carried at their contracted repurchase price, have short-term maturities, and are repriced frequently with amounts normally due in one month or less and, accordingly, these contracts are carried at amounts that approximate fair value. The estimated fair value measurements of securities sold under agreements to repurchase are based on observations of actual market activity and are generally classified within level 2 of the fair value hierarchy.

Redeemable financial instruments:  The liabilities for redeemable financial instruments are carried at their redemption value, which approximates fair value. The estimated fair value measurement of the redeemable financial instruments is classified within level 3 of the fair value hierarchy.

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of June 30, 2018, and December 31, 2017, the fair value of the Company’s debt was estimated to be $53,611 and $53,657, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the value hierarchy.

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

4. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING
(Dollars in Thousands)
	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net realized gains (losses)- trading inventory	$3,569	$3,962	$7,794	$8,383
Net unrealized gains (losses)-trading inventory	2,188	1,074	2,201	3,497
Net Gains and losses	5,757	5,036	9,995	11,880

Interest income-trading inventory	873	468	2,229	1,168
Interest income-receivables under resale agreements	11,489	2,399	20,561	4,475
Interest income	12,362	2,867	22,790	5,643

Interest expense-securities sold under agreements to repurchase	(10,572)	(1,632)	(18,600)	(2,996)
Interest expense-margin payable	(361)	(176)	(808)	(357)
Interest expense	(10,933)	(1,808)	(19,408)	(3,353)

Net trading	$7,186	$6,095	$13,377	$14,170

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

On March 10, 2017, C&Co Europe Acquisition LLC terminated the European Sale Agreement. In connection with the issuance of the 2017 Convertible Note and the termination of the European Sale Agreement, the Company agreed that Mr. Cohen’s obligation to pay the Termination Fee was offset in its entirety by the Company’s obligation to pay the Transaction Fee.  However, the amendment to Mr. Cohen’s employment agreement described above became effective March 10, 2017.

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	June 30, 2018	December 31, 2017
Deposits with clearing agencies	$250	$750
Unsettled regular way trades, net	7,829	-
Receivables from clearing agencies	87,242	102,846
Receivables from brokers, dealers, and clearing agencies	$95,321	$103,596

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	June 30, 2018	December 31, 2017
Unsettled regular way trades, net	$-	$1,997
Margin payable	89,916	128,561
Payables to brokers, dealers, and clearing agencies	$89,916	$130,558

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

Receivables from clearing agencies are primarily comprised of (1) cash received by the Company upon execution of short trades that is restricted from withdrawal by the clearing agent; and (2) cash deposited with the FICC to support the Company’s General Collateral Funding (“GCF”) matched book repo business.

Margin payable represents amounts borrowed from Pershing, LLC to finance the Company’s trading portfolio.  Effectively, all of the Company’s investments-trading and deposits with clearing agencies serve as collateral for the margin payable.  See note 4 for interest expense incurred on margin payable.

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	June 30, 2018	December 31, 2017
U.S. government agency MBS and CMOs	$24,435	$87,608
U.S. government agency debt securities	22,739	13,529
RMBS	25	32
U.S. Treasury securities	5,000	2,466
ABS	100	1
SBA loans	36,261	4,780
Corporate bonds and redeemable preferred stock	53,792	43,435
Foreign government bonds	227	483
Municipal bonds	28,518	45,709
Certificates of deposit	1,083	-
Derivatives	6,164	1,118
Equity securities	1,892	3,096
Investments-trading	$180,236	$202,257

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	June 30, 2018	December 31, 2017
U.S. government agency MBS and CMOs	$18	$-
U.S. Treasury securities	51,929	62,798
Corporate bonds and redeemable preferred stock	31,192	28,445
Municipal bonds	20	37
Derivatives	5,387	607
Trading securities sold, not yet purchased	$88,546	$91,887

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 4 for realized and unrealized gains recognized on investments-trading.

Other Investments, at fair value

Other investments, at fair value, consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	June 30, 2018
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
Equity securities	$14,193	$14,466	$273
CLOs	14,429	14,625	196
CDOs	189	26	(163)
EuroDekania	4,890	1,958	(2,932)
Residential loans	51	337	286
Foreign currency forward contracts	-	12	12
Other investments, at fair value	$33,752	$31,424	$(2,328)

	December 31, 2017
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
Equity securities	$7,126	$7,132	$6
CLOs	4,362	4,485	123
CDOs	189	26	(163)
EuroDekania	4,827	1,143	(3,684)
Derivatives	-	(251)	(251)
Residential loans	72	358	286
Foreign currency forward contracts	-	(26)	(26)
Other investments, at fair value	$16,576	$12,867	$(3,709)

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) of $1,160 and $(278) related to changes in fair value of investments that are included as a component of other investments, at fair value during the six months ended June 30, 2018 and 2017, respectively.  The Company recognized net gains (losses) of $1,009 and $(516) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended June 30, 2018 and 2017,  respectively.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities.  There were no transfers between level 1 and level 2 of the fair value hierarchy during the six months ended June 30, 2018 and 2017.  Reclassifications between levels of the fair value hierarchy are reported as transfers in or transfers out as of the beginning of the quarter in which reclassifications occur.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
June 30, 2018
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$24,435	$-	$24,435	$-
U.S. government agency debt securities	22,739	-	22,739	-
RMBS	25	-	25	-
U.S. Treasury securities	5,000	5,000	-	-
ABS	100	-	100	-
SBA loans	36,261	-	36,261	-
Corporate bonds and redeemable preferred stock	53,792	-	53,792	-
Foreign government bonds	227	-	227	-
Municipal bonds	28,518	-	28,518	-
Certificates of deposit	1,083	-	1,083	-
Derivatives	6,164	-	6,164	-
Equity securities	1,892	-	1,892	-
Total investments - trading	$180,236	$5,000	$175,236	$-

Other investments, at fair value:
Equity securities	$14,466	$14,466	$-	$-
CLOs	14,625	-	-	14,625
CDOs	26	-	-	26
Residential loans	337	-	337	-
Foreign currency forward contracts	12	12	-	-
	29,466	$14,478	$337	$14,651
Equity investment in EuroDekania (1)	1,958
Total other investments, at fair value	$31,424

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency MBS and CMOs	$18	$-	$18	$-
U.S. Treasury securities	51,929	51,929	-	-
Corporate bonds and redeemable preferred stock	31,192	-	31,192	-
Municipal bonds	20	-	20	-
Derivatives	5,387	-	5,387	-
Total trading securities sold, not yet purchased	$88,546	$51,929	$36,617	$-

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

U.S. Government Agency MBS and CMOs: These are securities that are generally traded over-the-counter. The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. These valuations are based on a market approach. The Company classifies the fair value of these securities within level 2 of the valuation hierarchy.

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

In addition, the Company may from time to time acquire an interest in a company.  In those cases, the Company may determine fair value by preparing a model. The model may be either a market based or income based model; whichever is considered the most appropriate in each case.  Also, the Company may have access to information regarding third party equity trades or OTC trades that may be used to determine fair value.  If the inputs to the model are considered observable, or in the case of market trades, the Company will consider this valuation to be within level 2 of the valuation hierarchy.  When a model with unobservable inputs is used, the Company considers the valuation to be within level 3 of the valuation hierarchy.

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

LEVEL 3 ROLLFORWARD
Six Months Ended June 30, 2018
(Dollars in Thousands)

	December 31, 2017	Net trading	Gains and losses (1)	Transfers into Level 3	Transfers out of level 3	Accretion of income (1)	Purchases	Sales and returns of capital	June 30, 2018	Change in unrealized gains /(losses) (2)
Assets
Investments - trading
Equity securities	$2,066	$-	$-	$-	$(2,066)	$-	$-	$-	$-	$-

Other investments, at fair value
CLOs	$4,485	$-	$77	$-	$-	$841	$9,600	$(378)	$14,625	$325
CDOs	26	-	-	-	-	-	-	-	26	-
Total other investments, fair value	$4,511	$-	$77	$-	$-	$841	$9,600	$(378)	$14,651	$325

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

(2)	Represents the change in unrealized gains and losses for the period included in current year earnings for assets held at the end of the reporting period.

LEVEL 3 ROLLFORWARD
Three Months Ended June 30, 2018
(Dollars in Thousands)

	March 31, 2018	Net trading	Gains and losses (1)	Transfers into Level 3	Transfers out of level 3	Accretion of income (1)	Purchases	Sales and returns of capital	June 30, 2018	Change in unrealized gains /(losses) (2)
Assets
Investments - trading
Equity securities	$2,066	$-	$-	$-	$(2,066)	$-	$-	$-	$-	$-
Other investments, at fair value
CLOs	$14,250	-	$86	$-	$-	$498	$-	$(209)	$14,625	$178
CDOs	26	-	-	-	-	-	-	-	26	-
Total other investments, fair value	$14,276	$-	$86	$-	$-	$498	$-	$(209)	$14,651	$178

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

During the three and six months ended June 30, 2018 and 2017, there were no transfers into Level 3 of the valuation hierarchy. During the six and three months ended June 30, 2018, transfers of $2,066 out of Level 3 into Level 2 resulted from equity positions that were previously not listed on an exchange that were subject to a reorganization and subsequently began trading over the counter.  During the six and three months ended 2017, there were no transfers out of level 3 of the valuation hierarchy.

 The following tables provide the quantitative information about level 3 fair value measurements as of June 30, 2018 and December 31, 2017.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	June 30, 2018	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$14,625	Discounted Cash Flow Model	Yield	13.4%	6.6% - 14.9%
			Duration-years	10.3	4.0 - 12.3
			Default rate	2.0%	2% - 2%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2017	Technique	Inputs	Average	Inputs
Assets
Investments Trading
Equity Securities	$2,066	Market approach	EBITDA Multiple	8.00	7.6 - 9.2
Other investments, at fair value
CLOs	$4,485	Discounted Cash Flow Model	Yield	13.8%	11.8% - 19.1%
			Duration-years	4.4	4.3 - 4.5
			Default rate	2.0%	2.0%

Sensitivity of Fair Value to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below.

•

Equity securities: The Company uses a market-based model to determine the value of its equity securities that are not traded on an exchange.  These models primarily rely on an estimate of overall enterprise value based on EBITDA multiples of comparable public companies.  The higher the EBITDA multiple, the higher the fair value of the investment.

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

Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	Fair Value June 30, 2018	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$1,958	N/A	N/A	N/A
	$1,958

	Fair Value December 31, 2017	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$1,143	N/A	N/A	N/A
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

9. DERIVATIVE FINANCIAL INSTRUMENTS

FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”), provides for optional hedge accounting. When a derivative is deemed to be a hedge and certain documentation and effectiveness testing requirements are met, reporting entities are permitted to record all or a portion of the change in the fair value of a designated hedge as an adjustment to AOCI rather than as a gain or loss in the statements of operations. To date, the Company has not designated any derivatives as hedges under the provisions included in FASB ASC 815.

All of the derivatives that the Company enters into contain master netting arrangements.  If certain requirements are met, the offsetting provisions included in FASB ASC 210, Balance Sheet (“FASB ASC 210”), allow (but do not require) the reporting entity to net the asset and liability on the consolidated balance sheets. It is the Company’s policy to present the assets and liabilities on a net basis if the conditions of FASB ASC 210 are met.  However, in general the Company does not enter into offsetting derivatives with the same counterparties.  Therefore, in all of the periods presented, no derivatives are presented on a net basis.

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

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of June 30,2018, and December 31, 2017, the Company had outstanding foreign currency forward contracts with a notional amount of 1.000 million Euros and 1.000 million Euros, respectively.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest rates and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures.  The Company carries such EuroDollar future contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets.  As of June 30, 2018 and December 31, 2017, the Company had no outstanding EuroDollar future contracts.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At June 30, 2018, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $1,500,392 and open TBA and other forward MBS sale agreements in the notional amount of $1,500,392. At December 31, 2017, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,029,844 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,029,844.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. At June 30, 2018, the Company had open forward purchase commitments of $7,922 and open forward sale commitments of $0.  At December 31, 2017, the Company had open forward purchase commitments of $28,146 and open forward sale commitments of $11,500.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of June 30, 2018 and December 31, 2017.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	June 30, 2018	December 31, 2017
TBAs and other forward agency MBS	Investments-trading	$6,154	$1,063
Other extended settlement trades	Investments-trading	10	55
Foreign currency forward contracts	Other investments, at fair value	12	(26)
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(5,387)	(607)
Other extended settlement trades	Trading securities sold, not yet purchased	-	(251)
		$789	$234

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Foreign currency forward contracts	Revenue-principal transactions and other income	$51	$(98)
Other extended settlement trades	Revenue-net trading	-	(19)
TBAs and other forward agency MBS	Revenue-net trading	3,453	3,932
		$3,504	$3,815

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Foreign currency forward contracts	Revenue-principal transactions and other income	$70	$(85)
Other extended settlement trades	Revenue-net trading	10	(28)
TBAs and other forward agency MBS	Revenue-net trading	1,494	1,929
		$1,574	$1,816

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

Gestational Repo

For several years, the Company has run a matched book gestational repo program.  Gestational repo involves entering into repurchase and reverse repurchase agreements where the underlying collateral security represents a pool of newly issued mortgage loans.  The borrowers (the reverse repurchase agreement counterparties) are generally mortgage originators.  The lenders (the repurchase agreement counterparties) are a diverse group of the counterparties comprised of banks, insurance companies, and other financial institutions.  The Company’s gestational repo transactions were cleared through Industrial and Commercial Bank of China (“ICBC”) through April 1, 2018.  Subsequent to that date, the Company has self-cleared its gestational repo transactions.

GCF Repo

On October 18, 2017, the Company was notified that it had been approved as a full netting member of the Fixed Income Clearing Corporation’s (“FICC”) Government Securities Division.  As a member of the FICC, the Company has access to the FICC’s GCF repo service that provides netting and settlement services for repurchase transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities).  The Company began entering into matched book GCF repo transactions in November 2017.  The borrowers (the reverse repurchase agreement counterparties) are a diverse group of financial institutions including hedge funds, registered investment funds, REITs, and other similar counterparties.  The lender (the repurchase agreement counterparty) is primarily the FICC itself.  The Company uses Bank of New York (“BONY”) as its settlement agent for its GCF repo matched book transactions.  The Company is considered self-clearing for this business.  In connection with the Company’s full netting membership of the FICC, the Company had agreed to establish and maintain a committed line of credit in a minimum amount of $25,000 on or prior to April 30, 2018.  The Company entered into a $25,000 line of credit arrangement on April 25, 2018. See note 14.

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

Repo Information

At June 30, 2018 and December 31, 2017, the Company held reverse repurchase agreements of $2,415,347 and $1,680,883, respectively, and the fair value of collateral received under reverse repurchase agreements was $2,526,680 and  $1,753,978, respectively.  As of June 30, 2018, the reverse repurchase agreement balance was comprised of receivables collateralized by securities with 27 counterparties.  As of December 31, 2017, the reverse repurchase agreements balance was comprised of receivables collateralized by securities with 19 counterparties.

At June 30, 2018 and December 31, 2017, the Company held repurchase agreements of $2,455,973 and $1,692,279, respectively, and the fair value of securities and cash pledged as collateral under repurchase agreements was $2,468,495 and $1,708,154, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

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

The BONY lending facility is structured so that advances are generally repaid before the end of each business day.  However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan.  Intraday loans accrue interest at an annual rate of 0.12%.  Interest is charged based on the number of minutes in a day the advance is outstanding.  Overnight loans are charged interest at the base rate plus 3% on a daily basis.  The base rate is the higher of feds fund plus 0.50% or the prime rate in effect at that time.  For the three and six months ended June 30, 2018, the Company had not received any advances under the intraday lending facility.

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

The gestational repo business has been and continues to be concentrated as to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of June 30, 2018, and December 31, 2017, the Company’s gestational reverse repurchase agreements shown in the tables below represented balances from four counterparties.  The Company also has a limited number of repurchase agreement counterparties in the gestational repo business.  However, that is primarily a function of the limited number of reverse repurchase agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestational repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business (both gestational repo and GCF Repo) was $2,049 and $940 for the six and three months ended June 30, 2018, respectively.  The total net revenue earned by the Company on its matched book repo business (both gestational repo and GCF Repo) was $1,543 and $797 for the six and three months ended June 30, 2017, respectively.

The following table is a summary of the remaining contractual maturity of the gross obligations under repurchase agreements accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown. The table reconciles the gross amounts to the net amounts presented in the statement of financial condition.  All gross amounts as well as counterparty cash collateral (see note 11) are subject to master netting arrangements; however, there is no offsetting other than the balances with the FICC, as is shown below.

Secured Borrowings
(Dollars in Thousands)
June 30, 2018

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF Repo)	$3,665,269	$119,096	$-	$-	$3,784,365
MBS (Gestational Repo)	-	60,971	114,944	-	175,915
SBA loans	8,077	-	-	-	8,077
	$3,673,346	$180,067	$114,944	$-	$3,968,357

Reverse repurchase agreements with FICC netted with repurchase agreements with FICC					(1,512,384)

Securities sold under agreements to repurchase					$2,455,973

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF Repo)	$1,119,435	$1,793,556	$622,378	$216,683	$3,752,052
MBS (Gestational Repo)	-	60,988	114,691	-	175,679
SBA loans	-	-	-	-	-
	$1,119,435	$1,854,544	$737,069	$216,683	$3,927,731

Reverse repurchase agreements with FICC netted with repurchase agreements with FICC					(1,512,384)

Receivables under resale agreements					$2,415,347

SECURED BORROWINGS
(Dollars in Thousands)
December 31, 2017

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. Government agency MBS (GCF Repo)	$1,174,637	$475,430	$-	$-	$1,650,067
MBS (Gestational Repo)	-	411,685	-	-	411,685
SBA loans	4,847	-	-	-	4,847
	$1,179,484	$887,115	$-	$-	$2,066,599

Reverse repurchase agreements with FICC netted with repurchase agreements with FICC					(374,320)

Securities sold under agreements to repurchase					$1,692,279

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. Government agency MBS (GCF Repo)	$25,004	$514,780	$750,018	$353,790	$1,643,592
MBS (Gestational Repo)	-	411,611	-	-	411,611
SBA loans	-	-	-	-	-
	$25,004	$926,391	$750,018	$353,790	$2,055,203

Reverse repurchase agreements with FICC netted with repurchase agreements with FICC					(374,320)

Receivables under resale agreements					$1,680,883

11.  OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets are comprised of the following:

OTHER ASSETS
(Dollars in Thousands)

	June 30, 2018	December 31, 2017
Deferred costs	$476	$-
Prepaid expenses	851	796
Security deposits	656	272
Miscellaneous other assets	50	46
Furniture, equipment, and leasehold improvements, net	586	392
Intangible assets	166	166
Other assets	$2,785	$1,672

Accounts payable and other liabilities are comprised of the following:

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	June 30, 2018	December 31, 2017
Accounts payable	$265	$249
Redeemable financial instruments accrued interest (1)	601	398
Rent payable	61	75
Accrued interest payable	1,030	629
Accrued interest on securities sold, not yet purchased	616	604
Payroll taxes payable	432	685
Counterparty cash payable (2)	4,265	1,219
Other general accrued expenses	1,819	1,349
Accounts payable and other liabilities	$9,089	$5,208

aa

(1)

The redeemable financial instruments accrued interest represents accrued interest on the JKD Capital Partners 1 LTD redeemable financial instrument and the DGC Family Fintech Trust/CBF redeemable financial instrument.  See note 13.

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

The Company’s Principal Investing Portfolio

For each investment made within the principal investing portfolio, the Company assesses whether the investee is a VIE and if the Company is the primary beneficiary.  As of June 30, 2018, the Company had variable interests in various securitization VIEs, but determined that it was not the primary beneficiary, and, therefore, was not consolidating the securitization VIEs.  The maximum potential financial statement loss the Company would incur if the securitization vehicles were to default on all of their obligations would be the loss of value of the interests in securitizations that the Company holds in its inventory at the time.  The Company did not provide financial support to these VIEs during the three and six months ended June 30, 2018 and 2017 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2018 and December 31, 2017.

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

The table below presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 14) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold but not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at June 30, 2018 and December 31, 2017.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	June 30, 2018	December 31, 2017
Other Investments, at fair value	$14,651	$4,511
Maximum Exposure	$14,651	$4,511

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

Prior to the third anniversary of the 2017 Investment Agreements, the Operating LLC may terminate the 2017 Investment Agreements upon 90 days’ prior written notice to the 2017 Investors.  At any time following the third anniversary, the 2017 Investors or the Operating LLC may, upon 60 days’ notice to the other party, cause the Operating LLC to pay to the 2017 Investors an amount equal the “Investment Balance” (as defined in the Investment Agreement) plus an amount equal to any accrued but unpaid Investment Return.

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

In exchange for the JKD Investment, the Operating LLC agreed to pay to JKD Investor during the term of the JKD Investment Agreement an amount (“JKD Investment Return”) equal to 50% of the difference between (i) the revenues generated during a quarter by the activities of the Institutional Corporate Trading Business of JVB and (ii) certain expenses incurred by such Institutional Corporate Trading Business.  This JKD Investment Return is recorded monthly as interest expense or (interest income) with the related accrued interest recorded in accounts payable and other accrued liabilities. If the return is negative on an individual quarter, it will reduce the balance of the JKD Investment.  Payments of the JKD Investment Return are made on a quarterly basis.  The term of the JKD Investment Agreement commenced on October 3, 2016 and will continue until a redemption (defined below) occurs, unless the JKD Investment Agreement is earlier terminated.

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

Redeemable financial instruments consist of the following in the periods presented:

REDEEMABLE FINANCIAL INSTRUMENTS
As of June 30, 2018
(Dollars in Thousands)

	Outstanding Balance	Accrued Interest
JKD Capital Partners I LTD	$6,732	$545
DGC Family Fintech Trust / CBF	10,000	56
	$16,732	$601

REDEEMABLE FINANCIAL INSTRUMENTS
As of December 31, 2017
(Dollars in Thousands)

	Outstanding Balance	Accrued Interest
JKD Capital Partners I LTD	$6,732	$367
DGC Family Fintech Trust / CBF	10,000	31
	$16,732	$398

14. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	As of June 30, 2018	As of December 31, 2017	Interest Rate Terms	Interest (4)	Maturity
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	$15,000	$15,000	Fixed	8.00%	March 2022 (1)
8.00% convertible senior notes (the "2013 Convertible Notes")	8,248	8,248	Fixed	8.00%	September 2018 (2)
Less unamortized debt issuance costs	(1,143)	(1,343)
	22,105	21,905
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	6.36%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	6.49%	March 2035
Less unamortized discount	(25,608)	(25,853)
	22,517	22,272

MB Financial Bank, N.A. Credit Facility	-	-	Variable	N/A	April 2020

Total	$44,622	$44,177

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

The 2017 Convertible Note

On March 10, 2017 (the “Closing Date”), the Operating LLC entered into a Securities Purchase Agreement (the “2017 Convertible Note Purchase Agreement”), with the  DGC Family Fintech Trust, a trust established by Daniel G. Cohen.  Mr. Cohen is the chairman of the Company’s board of directors and chairman of the board of managers of the Operating LLC.

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

Pursuant to the 2017 Convertible Note Purchase Agreement, the Company agreed to execute an amendment (the “LLC Agreement Amendment”) to the Amended and Restated Limited Liability Company Agreement of the Operating LLC dated as of December 16, 2009, by and among the Operating LLC and its members, as amended (the “LLC Agreement”) at such time in the future as all of the other members execute the LLC Agreement Amendment.  The LLC Agreement Amendment provides, among other things, that the board of managers will initially consist of Daniel G. Cohen, as chairman, Lester R. Brafman (the Company’s current chief executive officer), and Joseph W. Pooler, Jr. (the Company’s current executive vice president, chief financial officer, and treasurer).  The LLC Agreement Amendment also provides that Mr. Cohen will not be able to be removed from the Operating LLC’s board of managers or as chairman of the Operating LLC’s board of managers other than for cause or under certain limited circumstances.  The LLC Agreement Amendment was not executed as of June 30, 2018.

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

The 2017 Convertible Note provides that it is senior to all indebtedness of the Operating LLC incurred following the Closing Date and is senior to any subordinated or junior subordinated indebtedness of the Operating LLC outstanding as of the Closing Date; however, in connection with the MB Financial Bank, N.A. Loan Agreement discussed below, the Operating LLC’s payment obligations under the 2017 Convertible Note are subordinated to any loans under the MB Financial, N.A. Credit Facility.

MB Financial Bank, N.A.

Effective on April 25, 2018, the Company, as a guarantor, the Operating LLC and JVB Holdings, as guarantors, and JVB, as borrower entered into a Loan Agreement (the “Credit Facility”) with MB Financial Bank, N.A., as lender (the “MB Financial”).

Pursuant to the terms of the Credit Facility, MB Financial agreed to make loans (each a “Loan” and collectively, the “Loans”) at JVB’s request from time to time in the aggregate amount of up to $25,000.  The Loans (both principal and interest) are scheduled to mature and become immediately due and payable in full on April 10, 2020.

In accordance with the terms of the Credit Facility, JVB paid to MB Financial a commitment fee in the amount of $250.

Loans under the Credit Facility bear interest at a per annum rate equal to LIBOR plus 6.0%.  As of June 30, 2018, the Operating LLC had not made any draws against the Credit Facility.  The Operating LLC is required to pay an undrawn commitment fee at a per annum rate equal to 0.50% of the undrawn portion of the MB Financial’s $25,000 commitment under the Credit Facility.

Loans under the Credit Facility must be used by JVB for working capital purposes and general liquidity of JVB.   JVB may request a reduction in the $25,000 commitment in a minimum amount of $1,000 and multiples of $500 thereafter upon not less than five days’ prior notice to MB Financial.

See note 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of the Company’s other debt

15. EQUITY

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

Common Equity: The following table reflects the activity for the six months ended June 30, 2018 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2017	1,136,090
Vesting of shares	57,138
Shares withheld and retired for employee taxes	(7,430)
Repurchase and retirement of Common Stock	(29,812)
June 30, 2018	1,155,986

Series E Voting Non-Convertible Preferred Stock:  Each share of the Company’s Series E Voting Non-Convertible Preferred  Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every 10 shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Mr. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock outstanding as of June 30, 2018.  The Series E Preferred Stock held by Mr. Cohen gives him the same voting rights he would have if all of the Operating LLC membership units held by him were exchanged for Common Stock on a ten for one basis and effectively gives Mr. Cohen voting rights at the Company in the same proportion as his economic interest (as his membership units of the Operating LLC do not carry voting rights to the Company level). For a more detailed description of these shares see note 18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

During the six months ended June 30, 2018,  Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the amount of units received (net of surrenders) by Cohen & Company Inc.

Operating LLC
Membership Units
Units related to UIS Agreement	247,120
Units surrendered from retirement of Common Stock	(298,120)
Total	(51,000)

The Company recognized a net decrease in additional paid in capital of $17 and a net increase in AOCI of $2 with an offsetting increase in non-controlling interest of $15 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the six months ended June 30, 2018 and 2017, respectively.

	June 30, 2018	June 30, 2017
Net income / (loss) attributable to Cohen & Company Inc.	$(1,394)	$1,098
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc. paid in capital for the acquisition / (surrender) of additional units in
consolidated subsidiary, net	(17)	182
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$(1,411)	$1,280

Repurchases of Shares and Retirement of Treasury Stock

On March 19, 2018 and March 17, 2017, the Company entered into letter agreements (the “2018 Letter Agreement” and the  “2017 Letter Agreement”, respectively and together, the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (“Agent”).  The 2017 letter agreement was in effect from March 17, 2017 until March 17, 2018.  The 2018 Letter Agreement is in effect from March 19, 2018 until March 19, 2019.  Both agreements authorize the Agent to use its commercially reasonable efforts to purchase, on the Company’s behalf, up to an aggregate maximum of $2,000 of Common Stock on any day that the NYSE American Stock Exchange is open for business.   Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.

Pursuant to the 10b5-1 Plans: (i) the Company repurchased 29,812 shares in the open market for a total purchase price of $320 during the six months ended June 30, 2018 and 22,542 shares for a total purchase price of $249 for three months ended June 30, 2018 and (ii) repurchased 280 shares in the open market for a total purchase price of $3 during the six months and three months ended June 30, 2017.

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

As of June 30, 2018, JVB’s adjusted net capital was $56,717, which exceeded the minimum requirements by $56,422.

CCFL, a subsidiary of the Company regulated by the FCA, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of June 30, 2018, the total minimum required net liquid capital was $1,072, and net liquid capital in CCFL was $1,960, which exceeded the minimum requirements by $888 and was in compliance with the net liquid capital provisions.

17. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income / (loss) attributable to Cohen & Company Inc.	$80	$426	$(1,394)	$1,098
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	(270)	186	(947)	485
Add: Interest expense incurred on dilutive convertible notes	-	354	-	435
Add / (deduct): Adjustment (2)	306	-	313	-
Net income / (loss) on a fully converted basis	$116	$966	$(2,028)	$2,018

Weighted average common shares outstanding - Basic	1,172,919	1,216,692	1,172,698	1,207,965
Unrestricted Operating LLC membership units exchangeable into Cohen & Company shares (1)	532,409	532,409	532,409	532,409
Restricted units or shares	14,343	7,797	-	13,878
Shares issuable upon conversion of dilutive convertible notes (2)	-	1,034,483	-	643,679
Weighted average common shares outstanding - Diluted (3)	1,719,671	2,791,381	1,705,107	2,397,931

Net income / (loss) per common share - Basic	$0.07	$0.35	$(1.19)	$0.91

Net income / (loss) per common share - Diluted	$0.07	$0.35	$(1.19)	$0.84

(1)

The Operating LLC membership units not held by Cohen & Company Inc. (that is, those held by the non-controlling interest for the six months ended June 30, 2018 and 2017) may be redeemed and exchanged into shares of the Company on a ten-for-one basis. The Operating LLC membership units not held by Cohen & Company Inc. are redeemable, at the member’s option at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the member’s redemption notice, or (ii) at the Company’s option, one tenth of a share of the Company’s Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’s Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock. These units are not included in the computation of basic earnings per share.  These units enter into the computation of diluted net income (loss) per common share when the effect is not anti-dilutive using the if-converted method.

(2)

An adjustment is included for the following reason:   if the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable.

(3)

For the three months ended June 30, 2018, weighted average common shares outstanding excludes:  (i) 274,917 shares from the assumed conversion of the 2013 Convertible Notes, and (ii) 1,034,483 shares from the assumed conversion of the 2017 Convertible Note because the inclusion of the converted shares would be anti-dilutive. For the six months ended June 30, 2018, weighted average common shares outstanding excludes:  (i) 274,917 shares from the assumed conversion of the 2013 Convertible Notes, and (ii) 1,034,483 shares from the assumed conversion of the 2017 Convertible Notes due to a net loss.

For the three and six months ended June 30, 2017, weighted average common shares outstanding excludes (i) 274,917 from the assumed conversion of the 2013 Convertible Notes because the inclusion of the converted shares would be anti-dilutive.  For the six months ended June 30, 2017, only 663,679 shares were included in the diluted share outstanding calculation because the 2017 Convertible Note was only outstanding for a portion of the six months ended June 30, 2017.

18. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

In October 2013, the Company received a Pennsylvania corporate net income tax assessment from the Pennsylvania Department of Revenue in the amount of $4,683 (including penalties) plus interest related to a subsidiary of AFN for the 2009 tax year.  The assessment denied this subsidiary’s Keystone Opportunity Zone (“KOZ”) credit for that year.  The Company filed an administrative appeal of this assessment with the Pennsylvania Department of Revenue Board of Appeals, which was denied in June 2014.  The Company filed an appeal with the Pennsylvania Board of Finance and Revenue, which was also denied in May 2015.  On or about June 21, 2018, the Department of Revenue sent to the subsidiary a Final Notice stating that the Department may commence collection activities.

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

The Company has evaluated this contingent liability in accordance with the provisions of ASC 450 Contingencies and determined not to record any liability related to this claim.

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

19. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information was prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

(a) Revenues and expenses directly associated with each business segment are included in determining net income / (loss) by segment

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

SEGMENT INFORMATION
Statement of Operations Information
Six Months Ended June 30, 2018

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$13,377	$-	$-	$13,377	$-	$13,377
Asset management	-	5,009	-	5,009	-	5,009
New issue and advisory	873	-	-	873	-	873
Principal transactions and other income	18	385	1,866	2,269	-	2,269
Total revenues	14,268	5,394	1,866	21,528	-	21,528
Total operating expenses	13,628	3,420	192	17,240	3,273	20,513
Operating income (loss)	640	1,974	1,674	4,288	(3,273)	1,015
Interest expense	(71)	-	-	(71)	(3,949)	(4,020)
Income (loss) before income taxes	569	1,974	1,674	4,217	(7,222)	(3,005)
Income tax expense (benefit)	-	-	-	-	(664)	(664)
Net income (loss)	569	1,974	1,674	4,217	(6,558)	(2,341)
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(947)	(947)
Net income (loss) attributable to Cohen & Company Inc.	$569	$1,974	$1,674	$4,217	$(5,611)	$(1,394)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$29	$2	$-	$31	$82	$113

SEGMENT INFORMATION
Statement of Operations Information
Six Months Ended June 30, 2017

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$14,170	$-	$-	$14,170	$-	$14,170
Asset management	-	4,423	-	4,423	-	4,423
New issue and advisory	1,980	-	-	1,980	-	1,980
Principal transactions and other income	5	4,766	522	5,293	-	5,293
Total revenues	16,155	9,189	522	25,866	-	25,866
Total operating expenses	14,522	2,480	191	17,193	4,359	21,552
Operating income (loss)	1,633	6,709	331	8,673	(4,359)	4,314
Interest expense	-	-	-	-	(2,724)	(2,724)
Income (loss) before income taxes	1,633	6,709	331	8,673	(7,083)	1,590
Income tax expense (benefit)	-	-	-	-	7	7
Net income (loss)	1,633	6,709	331	8,673	(7,090)	1,583
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	485	485
Net income (loss) attributable to Cohen & Company Inc.	$1,633	$6,709	$331	$8,673	$(7,575)	$1,098

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$35	$2	$-	$37	$90	$127

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended June 30, 2018

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$7,186	$-	$-	$7,186	$-	$7,186
Asset management	-	3,205	-	3,205	-	3,205
New issue and advisory	177	-	-	177	-	177
Principal transactions and other income	17	182	1,423	1,622	-	1,622
Total revenues	7,380	3,387	1,423	12,190	-	12,190
Total operating expenses	6,978	2,027	96	9,101	1,714	10,815
Operating income (loss)	402	1,360	1,327	3,089	(1,714)	1,375
Interest expense	(71)	-	-	(71)	(2,130)	(2,201)
Income (loss) before income taxes	331	1,360	1,327	3,018	(3,844)	(826)
Income tax expense (benefit)	-	-	-	-	(636)	(636)
Net income (loss)	331	1,360	1,327	3,018	(3,208)	(190)

Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(270)	(270)
Net income (loss) attributable to Cohen & Company Inc.	$331	$1,360	$1,327	$3,018	$(2,938)	$80

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$14	$1	$-	$15	$37	$52

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended June 30, 2017

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$6,095	$-	$-	$6,095	$-	$6,095
Asset management	-	1,731	-	1,731	-	1,731
New issue and advisory	868	-	-	868	-	868
Principal transactions and other income	1	2,622	57	2,680	-	2,680
Total revenues	6,964	4,353	57	11,374	-	11,374
Total operating expenses	6,504	995	95	7,594	2,054	9,648
Operating income (loss)	460	3,358	(38)	3,780	(2,054)	1,726
Interest expense	-	-	-	-	(1,112)	(1,112)
Income (loss) before income taxes	460	3,358	(38)	3,780	(3,166)	614
Income tax expense (benefit)	-	-	-	-	2	2
Net income (loss)	460	3,358	(38)	3,780	(3,168)	612

Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	186	186
Net income (loss) attributable to Cohen & Company, Inc.	$460	$3,358	$(38)	$3,780	$(3,354)	$426

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$16	$1	$-	$17	$44	$61

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

BALANCE SHEET DATA
As of June 30, 2018
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$2,716,609	$3,203	$31,424	$2,751,236	$3,525	$2,754,761

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
December 31, 2017
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$2,014,061	$3,155	$12,867	$2,030,083	$6,175	$2,036,258

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total Revenues:
United States	$10,152	$9,941	$18,055	$21,894
United Kingdom & Other	2,038	1,433	3,473	3,972
Total	$12,190	$11,374	$21,528	$25,866

Long-lived assets attributable to an individual country, other than the United States, are not material.

20. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $2,962 and $3,253 for the six months ended June 30, 2018 and 2017, respectively.

The Company paid income taxes of $32 and $47 for the six months ended June 30, 2018 and 2017, respectively. The Company received income tax refunds of $8 and $83 for the six months ended June 30, 2018 and 2017, respectively.

For the six months ended June 30, 2018, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered units of the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $17, a net increase of $2 in accumulated other comprehensive income, and an increase of $15 in non-controlling interest.  See note 15.

For the six months ended June 30, 2017, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered units of the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $182, a net decrease of $15 in accumulated other comprehensive income, and a decrease of $167 in non-controlling interest.  See note 15.

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

21. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the six months ended June 30, 2018 and 2017. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. The Bancorp, Inc. (“TBBK”)

TBBK is identified as a related party because Daniel G. Cohen is TBBK’s chairman.

TBBK maintained deposits for the Company in the amount of $0 and $81 as of June 30, 2018 and December 31, 2017, respectively. These amounts are not disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of June 30, 2018, and December 31, 2017, the Company had repurchase agreements with TBBK as the counterparty of $64,227 and $64,370, respectively. As of June 30, 2018, and December 31, 2017, the fair value of the collateral provided to TBBK by the Company relating to these repurchase agreements was $66,930 and $66,862, respectively.  These amounts are included as a component of securities sold under agreements to repurchase in the Company’s consolidated balance sheets.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amounts of $889 and $475 for the six and three months ended June 30, 2018, respectively, and $560 and $333 for the six and three months ended June 30, 2017, respectively, which were included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

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

F. Fin Tech Acquisition Corp. II

In July 2017, the Operating LLC entered into an agreement with Fin Tech Acquisition Corp. II.  Fin Tech Acquisition Corp. II is a related party because Mr. Cohen is the chief executive officer of Fin Tech Acquisition Corp. II, Betsy Cohen, Mr. Cohen’s mother, is the chairman of the board of directors of Fin Tech Acquisition Corp. II, and James J. McEntee, a member of the Company’s board of directors is the president and chief financial officer of Fin Tech Acquisition Corp. II.  The agreement provides that the Operating LLC will provide accounting and support services to Fin Tech Acquisition Corp. II for a period not longer than 24 months.  The revenue recorded for this arrangement is included as a component of other revenue and included in the table below.

The following tables display the routine transactions recognized in the statements of operations from the identified related parties that are described above.

RELATED PARTY TRANSACTIONS
Six Months Ended June 30, 2018
(Dollars in Thousands)

	Net trading	Other revenue	Interest expense(income) incurred
TBBK	$21	$-	$-
EBC	-	-	119
Edward E. Cohen IRA	-	-	217
DGC Family Fintech Trust	-	-	762
CBF	-	-	195
JKD Investor	-	-	876
Fintech Acquisition Corp II	-	5	-
	$21	$5	$2,169

RELATED PARTY TRANSACTIONS
Six Months Ended June 30, 2017
(Dollars in Thousands)

	Net trading	Other revenue	Interest expense(income) incurred
TBBK	$13	$-	$-
EBC	-	-	117
Edward E. Cohen IRA	-	-	213
JKD Investor	-	-	255
DGC Family Fintech Trust	-	-	435
Mead Park Advisors, LLC	-	50	-
	$13	$50	$1,020

RELATED PARTY TRANSACTIONS
Three Months Ended June 30, 2018
(Dollars in Thousands)

	Net trading	Other revenue	Interest expense(income) incurred
TBBK	$10	$-	$-
EBC	-	-	60
Edward E. Cohen IRA	-	-	109
DGC Fintech Family Trust	-	-	386
CBF		-	107
JKD Investor	-	-	545
Fintech Acquisition Corp II	-	3	-
	$10	$3	$1,207

RELATED PARTY TRANSACTIONS
Three Months Ended June 30, 2017
(Dollars in Thousands)

	Net trading	Other revenue	Interest expense(income) incurred
EBC	$-	$-	$59
Edward E. Cohen IRA	-	-	107
JKD Investor	-	-	(268)
DGC Fintech Family Trust	-	-	355
	$-	$-	$253

The following related party transactions are non-routine and are not included in the tables above.

G.  Directors and Employees

The Company has entered into employment agreements with Mr. Cohen and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $118 and $57 for the six and three months ended June 30, 2018, respectively, and $137 and $58 for the six and three months ended June 30, 2017, respectively.

The Company had a sublease agreement for certain office space with Jack DiMaio, vice chairman of the Company’s board of directors.  The Company received payments under this agreement.  The payments were recorded as a reduction in the related rent and utility expenses.  The Company recorded a reduction in the rent and utility expenses in the amount of $11 and $4 for the six and three months ended June 30, 2017, respectively.  This sublease agreement terminated May 31, 2017.

Subsequent to the termination of the sublease agreement, the Company agreed to lease office space from the Zucker and Moore, LLC.  Zucker and Moore is partially owned by Mr. DiMaio.  The Company recorded $48 of rent expense for the six months ended June 30, 2018 and $24 for the three months ended June 30, 2018.

22. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties as of each date shown. These amounts may result from normal operating advances, employee advances, or from timing differences between the transactions disclosed in note 21 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	June 30, 2018	December 31, 2017
Employees & other	$464	$545
Due from Related Parties	$464	$545

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

•

Asset Management: Our Asset Management business segment manages assets within CDOs, managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of June 30, 2018, we had approximately $3.18 billion in assets under management (“AUM”) of which 88.2% was in CDOs. Almost all of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.

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

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of June 30, 2018, 88.2% of our existing AUM were CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008.

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

Recent Events

Expansion of Matched Book Repo Business

On October 18, 2017, we were informed that we had been approved as a full netting member of the FICC’s Government Services Division.  As a member of the FICC, we have access to the FICC’s GCF repo service that provides netting and settlement services for repurchase transactions where the underlying security is general collateral (primarily US Treasuries and US Agency securities).  The FICC’s GCF repo service provides us with many benefits including more flexible and lower cost of financing, increased liquidity, increased efficiency in trade execution, and guaranteed settlement. We began entering into transactions with the FICC in November 2017.  In connection with receiving approval as a member of the FICC, we had agreed to establish and maintain a committed line of credit in a minimum amount of $25,000 on or prior to April 30, 2018.  The FICC reserved the right to terminate our membership if we failed to be in compliance with this condition.  We entered into a $25,000 line of credit arrangement on April 25, 2018.  See note 14 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Via Nova Capital Group

We recently formed a new subsidiary, Via Nova Capital Group LLC, (“Via Nova”) for the purpose of building a residential transition loan (“RTL”) business.  RTLs are first lien mortgages used by professional investors and real estate developers for financing the purchase and rehabilitation of residential properties.  Via Nova’s business plan includes buying, aggregating, and distributing these loans to produce superior risk-adjusted returns for capital partners through the pursuit of opportunities overlooked by commercial banks.  To that end, we have hired two professionals and are actively seeking capital partners, sourcing partners, and potential trading counterparties.  We had previously considered building this business under another new subsidiary, Concordant Capital Group, LLC (“Concordant”), however, we no longer intend to operate under the business name Concordant.

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

 Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2018 and 2017.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,		Favorable / (Unfavorable)
	2018	2017	$ Change	% Change
Revenues
Net trading	$13,377	$14,170	$(793)	(6)%
Asset management	5,009	4,423	586	13%
New issue and advisory	873	1,980	(1,107)	(56)%
Principal transactions and other income	2,269	5,293	(3,024)	(57)%
Total revenues	21,528	25,866	(4,338)	(17)%

Operating expenses
Compensation and benefits	11,783	12,734	951	7%
Business development, occupancy, equipment	1,511	1,283	(228)	(18)%
Subscriptions, clearing, and execution	3,985	3,380	(605)	(18)%
Professional fee and other operating	3,121	4,028	907	23%
Depreciation and amortization	113	127	14	11%
Total operating expenses	20,513	21,552	1,039	5%

Operating income / (loss)	1,015	4,314	(3,299)	(76)%

Non-operating income / (expense)

Interest expense	(4,020)	(2,724)	(1,296)	(48)%
Income / (loss) before income taxes	(3,005)	1,590	(4,595)	(289)%
Income taxes	(664)	7	671	9586%
Net income / (loss)	(2,341)	1,583	(3,924)	(248)%
Less: Net income (loss) attributable to the non-controlling interest	(947)	485	1,432	295%
Net income / (loss) attributable to Cohen & Company Inc.	$(1,394)	$1,098	$(2,492)	(227)%

Revenues

Revenues decreased by $4,338, or 17%, to $21,528 for the six months ended June 30, 2018 from $25,866 for the six months ended June 30, 2017. As discussed in more detail below, the change was comprised of (i) a decrease of $793 in net trading revenue; (ii) an increase of $586 in asset management revenue; (iii) a decrease of $1,107 in new issue and advisory revenue; and (iv) a decrease of $3,024 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $793, or 6%, to $13,377 for the six months ended June 30, 2018 from $14,170 for the six months ended June 30, 2017.     The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	2018	2017	Change
Mortgage	$2,697	$4,110	$(1,413)
Matched book repo	2,049	1,543	506
High yield corporate	4,821	2,449	2,372
Investment grade corporate	394	759	(365)
SBA	255	331	(76)
Wholesale and other	3,161	4,978	(1,817)
Total	$13,377	$14,170	$(793)

Our net trading revenue includes unrealized gains on our trading investments as of the applicable measurement date that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized may not be indicative of future results. Furthermore, from time to time, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 7 and 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

We consider our matched book repo business to be subject to significant concentration risk.  See note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Asset Management

Assets Under Management

Our AUM equals the sum of: (1) the gross assets included in CDOs that we have sponsored and manage; plus (2) the NAV of investment funds we manage; plus (3) the net asset value (“NAV”) of other accounts we manage.

Our calculation of AUM may differ from the calculations used by other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to a definition of AUM that may be used in our management agreements.

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	As of June 30,		As of December 31,
	2018	2017	2017	2016
Company sponsored CDOs	$2,805,798	$3,315,499	$3,117,372	$3,439,054
Managed accounts	374,663	298,593	374,510	229,119
Assets under management (1)	$3,180,461	$3,614,092	$3,491,882	$3,668,173

(1)	AUM for Company sponsored CDOs and other managed accounts represents total AUM at the end of the period indicated.
(2)

Asset management fees increased by $586, or 13%, to $5,009 for the six months ended June 30, 2018 from $4,423 for the six months ended June 30, 2017, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	2018	2017	Change
CDOs	$2,804	$3,067	$(263)
Other	2,205	1,356	849
Total	$5,009	$4,423	$586

CDOs

A substantial portion of our asset management fees are earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations

Asset management fees from Company sponsored CDOs decreased by $263 to $2,804 for the six months ended June 30, 2018 from $3,067 for the six months ended June 30, 2017. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	2018	2017	Change
TruPS and insurance company debt - U.S.	$1,852	$1,961	$(109)
TruPS and insurance company debt - Europe	748	782	(34)
Broadly syndicated loans - Europe	204	324	(120)
Total	$2,804	$3,067	$(263)

Asset management fees for TruPS and insurance company debt – U.S. declined primarily because average AUM has declined due to principal repayments on the assets in these securitizations.

Asset management fees for TruPS and insurance company debt – Europe was impacted by the successful auction and termination of Dekania Europe 1.  As a result of the auction, we received some deferred subordinated fees and other one time fees associated with termination.  This particular CDO terminated during the six months ended June 30, 2018.  The total revenue earned on this CDO was $434 and $354 for the six months ended June 30, 2018 and 2017 respectively.  Offsetting this increase was a decline in revenues earned from the remaining CDOs primarily due to principal payments on the assets in these securitizations.

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

Other

Other asset management revenue increased by $849 to $2,205 for the six months ended June 30, 2018 from $1,356 for the six months ended June 30, 2017.   The increase was primarily due to an increase in AUM as well as performance fees being earned on, and increases in the AUM of, our managed accounts during 2018.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $1,107, or 56%, to $873 for the six months ended June 30, 2018 from $1,980 for the six months ended June 30, 2017.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $3,024, or 57%,  to $2,269 for the six months ended June 30, 2018, as compared to $5,293 for the six months ended June 30, 2017.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	2018	2017	Change
EuroDekania	$751	$(195)	$946
Currency hedges	50	(98)	148
CLO investments	919	783	136
SPAC equity positions	171	-	171
Other principal investments	-	-	-
Total principal transactions	1,891	490	1,401

Alesco X-XVII revenue share	-	1,776	(1,776)
Star Asia revenue share	169	2,774	(2,605)
IIFC revenue share	215	214	1
All other income / (loss)	(6)	39	(45)
Other income	378	4,803	(4,425)

Total principal transactions and other income	$2,269	$5,293	$(3,024)

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

The CLO investments represent investments in the most junior tranche of certain CLOs.  The average carrying value of our CLO investments for the six months ended June 30, 2018 was $12,833 as compared to $6,144 for the six months ended June 30, 2017.  The income of $919 recognized during the six months ended June 30, 2018 was comprised of $841 of investment income, $326 of net unrealized gain, partially offset by $248 of impairment charges.  The income of $783 recognized during the six months ended June 30, 2017 was comprised of $769 of investment income, $421 of net unrealized gain, partially offset by $407 of impairment charges.

SPAC equity positions represent investments in publicly traded special purpose acquisition corporations (“SPACs”).  These shares are listed on an exchange.  We carry our investment at the closing price of the shares

Other Income / (Loss)

Other income decreased by $4,425 to $378 for the six months ended June 30, 2018, as compared to $4,803 for the six months ended June 30, 2017. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.

The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned in excess of certain thresholds.  These arrangements expire, or have expired, as follows:

•

The Alesco X-XVII revenue share arrangement expired in February 2017.  Included in the revenue share revenue recognized during the six months ended June 30, 2017, was $1,579 which represented a contingent amount that became due upon the conclusion of the arrangement.  No further revenue will be earned from this arrangement.

•	The Star Asia revenue share arrangement terminated during the first half of 2018. We earned a large incentive fee on this revenue share in the six months ended June 30, 2017.
•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $1,896.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses decreased by $1,039, or 5%, to $20,513 for the six months ended June 30, 2018 from $21,552 for the six months ended June 30, 2017. As discussed in more detail below, the change was comprised of (i) a decrease of $951 in compensation and benefits; (ii) an increase of $228 in business development, occupancy, and equipment; (iii) an increase of $605 in subscriptions, clearing, and execution; (iv) a decrease of $907 of professional fee and other operating; and (v) a decrease of $14 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $951, or 7%, to $11,783 for the six months ended June 30, 2018 from $12,734 for the six months ended June 30, 2017.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	2018	2017	Change
Cash compensation and benefits	$11,492	$12,188	$(696)
Equity-based compensation	291	546	(255)
Total	$11,783	$12,734	$(951)

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $696 to $11,492 for the six months ended June 30, 2018 from $12,188 for the six months ended June 30, 2017.  This decrease was a result of a decrease in incentive compensation that is tied to revenue and operating profitability partially offset by an  increase in headcount.  Our total headcount increased from 82 at June 30, 2017 to 87 at June 30, 2018.  From time to time, we pay employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation decreased by $255 to $291 for the six months ended June 30, 2018 from $546 for the six months ended June 30, 2017.  The decrease was a result of the fact that there were no restricted stock grants to the board of directors during the six months ended June 30, 2018.  The board of directors received restricted stock grants in the first quarter of 2017.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $228, or 18%, to $1,511 for the six months ended June 30, 2018 from $1,283 for the six months ended June 30, 2017.  The increase was comprised of an increase of $128 from business development and $100 from occupancy and equipment.  The increase in occupancy and equipment was primarily the result of costs incurred with the termination of our London office lease.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $605, or 18%, to $3,985 for the six months ended June 30, 2018 from $3,380 for the six months ended June 30, 2017.  The increase was comprised of an increase in subscriptions of $218 and an increase in clearing and execution costs of $387.  Clearing and execution costs increased primarily as a result of our new GCF matched repo business.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses decreased by $907, or 23%, to $3,121 for the six months ended June 30, 2018 from $4,028 for the six months ended June 30, 2017. The decrease was comprised of a decrease in professional fees of $862 and a decrease in other operating expense of $45.  Included within the decrease of professional fees is a decrease of $792 relating to a reduction of consulting costs incurred.  We recognized significant consulting costs associated with new issue engagements during 2017 at CCFL.  Consulting costs also decreased by $225 relating to consulting costs incurred in 2017 associated with the launch of our GCF matched repo business.

Depreciation and Amortization

Depreciation and amortization decreased by $14, or 11%, to $113 for the six months ended June 30, 2018 from $127 for the six months ended June 30, 2017.  The decrease was primarily the result of fixed assets becoming fully depreciated.

Non-Operating Income and Expense

Interest Expense

Interest expense increased by $1,296, or 48%, to $4,020 for the six months ended June 30, 2018 from $2,724 for the six months ended June 30, 2017.

INTEREST EXPENSE
(Dollars in Thousands)

	2018	2017	Change
Junior subordinated notes	$1,707	$1,633	$74
2013 Convertible Notes	408	401	7
2017 Convertible Note	714	435	279
MB Financial	71	-	71
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF	244	-	244
Redeemable Financial Instrument - JKD Capital Partners I LTD	876	255	621
	$4,020	$2,724	$1,296

See notes 13 and 14 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $671 to income tax expense / (benefit) of ($664) for the six months ended June 30, 2018 from $7 for the six months ended June 30, 2017.   In the six months ended June 30, 2018,  we estimated that we will incur a net operating loss for 2018 for US income tax purposes.  Therefore, we expect to have additional net operating losses carryforwards available to offset a portion of our deferred tax liability in future years.  The reduction of the deferred tax liability is recorded as an income tax benefit.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the six months ended June 30, 2018 and 2017 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Six Months Ended June 30, 2018

	Total		Consolidated
	Operating LLC	Cohen &	Cohen &
	Consolidated	Company Inc.	Company Inc.
Net income / (loss) before tax	$(3,005)	$-	$(3,005)
Income tax expense / (benefit)	24	(688)	(664)
Net income / (loss) after tax	(3,029)	688	(2,341)
Average effective Operating LLC non-controlling interest (1)%	31.26%
Operating LLC non-controlling interest	$(947)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Six Months Ended June 30, 2017

	Total		Consolidated
	Operating LLC	Cohen &	Cohen &
	Consolidated	Company Inc.	Company Inc.
Net income / (loss) before tax	$1,590	$-	$1,590
Income tax expense / (benefit)	8	(1)	7
Net income / (loss) after tax	1,582	1	1,583
Average effective Operating LLC non-controlling interest (1)%	30.66%
Operating LLC non-controlling interest	$485

(1)Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2018 and 2017.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Favorable / (Unfavorable)
	2018	2017	$ Change	% Change
Revenues
Net trading	$7,186	$6,095	$1,091	18%
Asset management	3,205	1,731	1,474	85%
New issue and advisory	177	868	(691)	(80)%
Principal transactions and other income	1,622	2,680	(1,058)	(39)%
Total revenues	12,190	11,374	816	7%

Operating expenses
Compensation and benefits	6,589	5,549	(1,040)	(19)%
Business development, occupancy, equipment	644	697	53	8%
Subscriptions, clearing, and execution	2,151	1,667	(484)	(29)%
Professional fee and other operating	1,379	1,674	295	18%
Depreciation and amortization	52	61	9	15%
Total operating expenses	10,815	9,648	(1,167)	(12)%

Operating income / (loss)	1,375	1,726	(351)	(20)%

Non-operating income / (expense)

Interest expense	(2,201)	(1,112)	(1,089)	(98)%
Income / (loss) before income taxes	(826)	614	(1,440)	(235)%
Income taxes	(636)	2	638	31900%
Net income / (loss)	(190)	612	(802)	(131)%
Less: Net income (loss) attributable to the non-controlling interest	(270)	186	456	245%
Net income / (loss) attributable to Cohen & Company Inc.	$80	$426	$(346)	(81)%

Revenues

Revenues increased by $816, or 7%, to $12,190 for the three months ended June 30, 2018 from $11,374 for the three months ended June 30, 2017. As discussed in more detail below, the change was comprised of (i) an increase of $1,091 in net trading revenue; (ii) an increase of $1,474 in asset management revenue; (iii) a decrease of $691 in new issue and advisory revenue; and (iv) a decrease of $1,058 in principal transactions and other income.

Net Trading

Net trading revenue increased by $1,091, or 18%, to $7,186 for the three months ended June 30, 2018 from $6,095 for the three months ended June 30, 2017.     The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	2018	2017	Change
Mortgage	$1,394	$2,068	$(674)
Matched book repo	940	797	143
High yield corporate	2,790	63	2,727
Investment grade corporate	232	259	(27)
SBA	(44)	101	(145)
Wholesale and other	1,874	2,807	(933)
Total	$7,186	$6,095	$1,091

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

Asset Management

Asset management fees increased by $1,474, or 85%, to $3,205 for the three months ended June 30, 2018 from $1,731 for the three months ended June 30, 2017, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	2018	2017	Change
CDOs	$1,517	$1,493	$24
Other	1,688	238	1,450
Total	$3,205	$1,731	$1,474

CDOs

A substantial portion of our asset management fees are earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations

Asset management fees from Company sponsored CDOs increased by $24 to $1,517 for the three months ended June 30, 2018 from $1,493 for the three months ended June 30, 2017. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	2018	2017	Change
TruPS and insurance company debt - U.S.	$927	$966	$(39)
TruPS and insurance company debt - Europe	497	392	105
Broadly syndicated loans - Europe	93	135	(42)
Total	$1,517	$1,493	$24

Asset management fees for TruPS and insurance company debt – U.S. declined primarily because average AUM has declined due to principal repayments on the assets in these securitizations.

Asset management fees for TruPS and insurance company debt – Europe increased primarily because of the successful auction and termination of Dekania Europe 1.  As a result of the auction, we received some deferred subordinated fees and other one time fees associated with termination.  This particular CDO terminated during the three months ended June 30, 2018.  The total revenue earned on this CDO was $356 and $177 for the three months ended June 30, 2018 and 2017 respectively.  Partially offsetting this increase, the remaining revenue declined because average AUM declined on the remaining CDOs due to principal repayments.

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

Other

Other asset management revenue increased by $1,450 to $1,688 for the three months ended June 30, 2018 from $238 for the three months ended June 30, 2017.   The increase was primarily due to an increase in AUM as well as performance fees being earned on our managed accounts during 2018.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $691, or 80%, to $177 for the three months ended June 30, 2018 from $868 for the three months ended June 30, 2017.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $1,058, or 39%, to $1,622 for the three months ended June 30, 2018, as compared to $2,680 for the three months ended June 30, 2017.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	2018	2017	Change
EuroDekania	$706	$(123)	$829
Currency hedges	70	(85)	155
CLO investments	584	229	355
SPAC equity positions	83	-	83
Total principal transactions	1,443	21	1,422

Star Asia revenue share	86	2,494	(2,408)
IIFC revenue share	95	127	(32)
All other income / (loss)	(2)	38	(40)
Other income	179	2,659	(2,480)

Total principal transactions and other income	$1,622	$2,680	$(1,058)

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

The CLO investments represent investments in the most junior tranche of certain CLOs.  The average carrying value of our CLO investments for the three months ended June 30, 2018 was $14,375 as compared to $5,830 for the three months ended June 30, 2017.  The income of $584 recognized during the three months ended June 30, 2018 was comprised of $497of investment income, $179 of net unrealized gain, which was partially offset by $92 of impairment charges.  The income of $229 recognized during the three months ended June 30, 2017 was comprised of $539 of investment income and $62 of net unrealized gain, partially offset by $372 of impairment charges.

SPAC equity positions represent investments in publicly traded special purpose acquisition corporations.  These shares are listed on an exchange.  We carry our investment at the closing price of the shares

Other Income / (Loss)

Other income decreased by $2,480 to $179 for the three months ended June 30, 2018, as compared to $2,659 for the three months ended June 30, 2017. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.

The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned in excess of certain thresholds.  These arrangements expire, or have expired, as follows:

•	The Star Asia revenue share arrangement terminated during the first half of 2018. We earned a large incentive fee on this revenue share in the three months ended June 30, 2017.
•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $1,896.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $1,167, or 12%, to $10,815 for the three months ended June 30, 2018 from $9,648 for the three months ended June 30, 2017. As discussed in more detail below, the change was comprised of (i) an increase of $1,040 in compensation and benefits; (ii) a decrease of $53 in business development, occupancy, and equipment; (iii) an increase of $484 in subscriptions, clearing, and execution; (iv) a decrease of $295 of professional fee and other operating expenses;  and (v) a decrease of $9 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $1,040, or 19%, to $6,589 for the three months ended June 30, 2018 from $5,549 for the three months ended June 30, 2017.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	2018	2017	Change
Cash compensation and benefits	$6,423	$5,456	$967
Equity-based compensation	166	93	73
Total	$6,589	$5,549	$1,040

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $967 to $6,423 for the three months ended June 30, 2018 from $5,456 for the three months ended June 30, 2017.  This increase was primarily the result of an increase in incentive compensation that is tied to revenue and operating profitability and an increase in headcount.  Our total headcount increased from 82 at June 30, 2017 to 87 at June 30, 2018.  From time to time, we pay employees severance when they are terminated without cause. These severance payments are included within cash compensation in the table above.

Equity-based compensation increased by $73 to $166 for the three months ended June 30, 2018 from $93 for the three months ended June 30, 2017.  The increase was due to an increase in stock grants to employees due to additional grants issued in 2018.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $53, or 8%, to $644 for the three months ended June 30, 2018 from $697 for the three months ended June 30, 2017.  The decrease was comprised of a decrease in occupancy and equipment costs of $75 partially offset by an increase in business development of $22.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $484, or 29%, to $2,151 for the three months ended June 30, 2018 from $1,667 for the three months ended June 30, 2017.  The increase was comprised of an increase in subscriptions of $121 and an increase in clearing and execution of $364.

Professional fee and Other Operating Expenses

Professional fee and other operating expenses decreased by $295, or 18%, to $1,379 for the three months ended June 30, 2018 from $1,674 for the three months ended June 30, 2017. The decrease is comprised of a decrease in professional fees of $253 and a decrease in other operating expenses of $42.  The decrease in professional fees was primarily the result of a decrease in consulting costs due to costs incurred in 2017 with the launch of our new GCF matched repo business.

Depreciation and Amortization

Depreciation and amortization decreased by $9, or 15%, to $52 for the three months ended June 30, 2018 from $61 for the three months ended June 30, 2017.  The decrease was primarily the result of fixed assets becoming fully depreciated.

Non-Operating Income and Expense

Interest Expense

Interest expense increased by $1,089, or 98%, to $2,201 for the three months ended June 30, 2018 from $1,112 for the three months ended June 30, 2017.

INTEREST EXPENSE
(Dollars in Thousands)

	2018	2017	Change
Junior subordinated notes	$886	$824	$62
2013 Convertible Notes	206	202	4
2017 Convertible Note	359	354	5
MB Financial	71	-	71
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF	134	-	134
Redeemable Financial Instrument - JKD Capital Partners I LTD	545	(268)	813
	$2,201	$1,112	$1,089
See notes 13 and 14 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $638 to income tax expense / (benefit) of $(636) for the three months ended June 30, 2018 from $2 for the three months ended June 30, 2017.  In the three months ended June 30, 2018,  we estimated that we will incur a net operating loss for 2018 for US income tax purposes.  Therefore, we expect to have additional net operating losses carryforwards available to offset a portion of our deferred tax liability in future years.  The reduction of the deferred tax liability is recorded as an income tax benefit.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended June 30, 2018 and 2017 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended June 30, 2018

	Total		Consolidated
	Operating LLC	Cohen &	Cohen &
	Consolidated	Company Inc.	Company Inc.
Net income / (loss) before tax	$(826)	$-	$(826)
Income tax expense / (benefit)	37	(673)	(636)
Net income / (loss) after tax	(863)	673	(190)
Average effective Operating LLC non-controlling interest (1)%	31.29%
Operating LLC non-controlling interest	$(270)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended June 30, 2017

	Total		Consolidated
	Operating LLC	Cohen &	Cohen &
	Consolidated	Company Inc.	Company Inc.
Net income / (loss) before tax	$614	$-	$614
Income tax expense / (benefit)	3	(1)	2
Net income / (loss) after tax	611	1	612
Average effective Operating LLC non-controlling interest (1)%	30.44%
Operating LLC non-controlling interest	$186

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

See Liquidity and Capital Resources – Contractual Obligations below.

During the third quarter of 2010, our board of directors initiated a dividend of $0.50 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, our board of directors declared a dividend of $0.20 per quarter, which was paid regularly through the second quarter of 2018.  Our board of directors can decide to increase, reduce, or eliminate dividends in the future.  The board of directors’ decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing our indebtedness.  There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon payment of dividends to our stockholders.

On August 1, 2018, our board of directors declared a cash dividend of $0.20 per share, which will be paid on our Common Stock on August 31, 2018 to stockholders of record on August 17, 2018.  A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

On March 19, 2018 and March 17, 2017 we entered into the 10b5-1 Plan with Sandler O’Neill & Partners, L.P. (“Agent”).  The 2017 Letter Agreement was in effect from March 17, 2017 until March 17, 2018.  The 2017 Letter Agreement called for the Agent to purchase up to an aggregate maximum of $2,000 of Common Stock.  The 2018 Letter Agreement is in effect from March 19, 2018 until March 19, 2019.  The 2018 Letter Agreement calls for the Agent to purchase up to an aggregate maximum of $2,000 of Common Stock.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.

During the six months ended June 30, 2018, we repurchased 29,812 shares in the open market under the 10b5-1 Plan for a total purchase price of $320.  During the six months ended June 30, 2017, we repurchased 280 shares in the open market under the 10b5-1 Plan for a total purchase price of $3.

During the three months ended June 30, 2018, we repurchased 22,542 shares in the open market under the 10b5-1 Plan for a total purchase price of $249.  During the three months ended June 30, 2017, we repurchased 280 shares in the open market under the 10b5-1 Plan for a total purchase price of $3.

All of the repurchases noted above were completed using cash on hand.

During the six months ended June 30, 2017, the Operating LLC issued the 2017 Convertible Note in an aggregate principal amount of $15,000 to DGC Family Fintech Trust.  Also, during the six months ended June 30, 2017, we received an additional $1,000 investment from the JKD Investor.  During the six months ended June 30, 2018 we entered into a credit facility with MB Financial Bank, N.A. however no amounts were drawn.  See note 14 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

(4) To fund potential dividends and distributions. During the third quarter of 2010 and for each subsequent quarter through June 30, 2018, the board of directors has declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of Cohen & Company Inc.

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

As of June 30, 2018 and December 31, 2017, we maintained cash and cash equivalents of $16,621 and $22,933, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities	$12,308	$(21,816)
Cash flow from investing activities	(16,863)	2,752
Cash flow from financing activities	(1,644)	14,349
Effect of exchange rate on cash	(113)	215
Net cash flow	(6,312)	(4,500)
Cash and cash equivalents, beginning	22,933	15,216
Cash and cash equivalents, ending	$16,621	$10,716

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Six Months Ended June 30, 2018

As of June 30, 2018, our cash and cash equivalents were $16,621, representing a decrease of $6,312 from December 31, 2017. The decrease was attributable to cash provided by operating activities of $12,308,  cash used by investing activities of $16,863,  cash used by financing activities of $1,644, and the decrease in cash caused by the change in exchange rates of $113.

The cash provided by operating activities of $12,308 was comprised of (a) net cash inflows of $258 related to working capital fluctuations; (b) net cash inflows of  $15,543 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash outflows from other earnings items of $3,493 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, equity based compensation, depreciation and amortization, and amortization of discount on debt).

The cash used by investing activities of $16,863 was comprised of (a) $18,885 of cash used to purchase other investments, at fair value;  (b) $307 of cash used to purchase furniture, equipment, and leasehold improvements; partially offset by (c) $2,329 in cash provided by sales and returns of investments, at fair value.

The cash used by financing activities of $1,644 was comprised of (a) $525 in cash used to pay debt issuance costs; (b) $75 in cash used to settle equity awards; (c) $320 in purchase and retirement of Common Stock; (d) 212 in non-controlling interest distributions; and (e) $512 in dividends paid to shareholders.

Six Months Ended June 30, 2017

As of June 30, 2017, our cash and cash equivalents were $10,716, representing a net decrease of $4,500 from December 31, 2016. The decrease was attributable to cash used by operating activities of $21,816,  cash provided by investing activities of $2,752, cash provided by financing activities of $14,349, and the increase in cash caused by the change in exchange rates of $215.

The cash used by operating activities of $21,816 was comprised of (a) net cash outflows of $1,021 related to working capital fluctuations; (b)  net cash outflows of $23,084 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) net cash inflows from other earnings items of $2,289 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments,  equity based compensation, depreciation and amortization, and amortization of discount on debt).

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

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFL in the United Kingdom. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at June 30, 2018 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)
United States	$295
United Kingdom	1,072
Total	$1,367

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at June 30, 2018, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $58,677. See note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the six months ended June 30, 2018 and the twelve months ended December 31, 2017 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Six Months Ended June 30, 2018	For the Twelve Months Ended December 31, 2017
Receivables under resale agreements
Period end	$2,415,347	$1,680,883
Monthly average	1,989,466	539,332
Maximum month end	2,415,347	1,680,883
Securities sold under agreements to repurchase
Period end	$2,455,973	$1,692,279
Monthly average	2,030,795	545,029
Maximum month end	2,455,973	1,692,279

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

Debt Financing

As of June 30, 2018, we had the following sources of debt financing other than securities financing arrangements: (1) convertible senior notes, comprised of the 2013 Convertible Notes and our 2017 Convertible Note and (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I.

See note 14 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	As of June 30, 2018	As of December 31, 2017	Interest Rate Terms	Interest (4)	Maturity
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	$15,000	$15,000	Fixed	8.00%	March 2022 (1)
8.00% convertible senior notes (the "2013 Convertible Notes")	8,248	8,248	Fixed	8.00%	September 2018 (2)
Less unamortized debt issuance costs	(1,143)	(1,343)
	22,105	21,905
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	6.36%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	6.49%	March 2035
Less unamortized discount	(25,608)	(25,853)
	22,517	22,272

MB Financial Bank, N.A. Credit Facility	-	-	Variable	N/A	April 2020

Total	$44,622	$44,177

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

Redeemable Financial Instruments

As of June 30, 2018 we have the following sources of financing that we account for as redeemable financial instruments.  See note 13 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in thousands)

	As of June 30, 2018	As of December 31, 2017
JKD Capital Partners I LTD	$6,732	$6,732
DGC Family Fintech Trust / CBF	10,000	10,000
Total	$16,732	$16,732

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 12 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of June 30, 2018.

Contractual Obligations

The table below summarizes our significant contractual obligations as of June 30, 2018 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 2013 Convertible Notes and 2017 Convertible Note are not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements.

CONTRACTUAL OBLIGATIONS
June 30, 2018
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$12,804	$980	$4,111	$1,891	$5,822
Maturity of 2013 Convertible Notes (1)	8,248	8,248	-	-	-
Interest on 2013 Convertible Notes (1)	155	155	-	-	-
Maturity of 2017 Convertible Note (1)	15,000	-	-	15,000	-
Interest on 2017 Convertible Note (1)	4,435	1,200	2,403	832	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	55,862	3,086	6,172	6,172	40,432
Redeemable Financial Instrument - JKD Capital Partners 1 (3)	6,732	-	6,732	-	-
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF (3)	10,000	-	10,000	-	-
Minimum variable payment due on Redeemable Financial Instruments (4)	800	320	480	-	-
Other Operating Obligations (5)	5,462	2,265	2,112	931	154
	$167,623	$16,254	$32,010	$24,826	$94,533

(1)	Assumes the 2013 Convertible Notes and 2017 Convertible Note are not converted prior to maturity.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 6.359% (based on a 90-day LIBOR rate in effect as of June 30, 2018 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 6.487% (based on a 90-day LIBOR rate in effect as of June 30, 2018 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In June 2018, the FASB issued ASU 2018-07,  Compensation -Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting.  The amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services.  Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU is effective for all organizations for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020.  Early adoption is permitted. We are currently evaluating the impact of these amendments on the presentation of our consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the six months ended June 30, 2018, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Effective January 1, 2018, we adopted the provisions of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU excludes from its scope revenue recognition related to items we record as a component of net trading and principal transactions within our consolidated statements of operations and therefore this ASU had no impact on these items.  In terms of asset management and other revenue, the main impact of Topic 606 related to the timing of the recognition of incentive management fees in certain cases.  Prior to the adoption of Topic 606, we would recognize incentive fees when they were fixed and determinable.  Under Topic 606, we are required to recognize incentive fees when they are probable and there is not a significant chance of reversal in the future.  For the asset management contracts in place at the time of adoption, this change in policy did not result in any actual change in revenue that had already been recognized and therefore there was no transition adjustment necessary.  Based on a review of our asset management contracts in place at the time of adoption, we do not believe the actual timing of recognition of incentive fees under future management contracts will be materially impacted in the future.  However, the new policy may result in incentive fees being recognized sooner in the future than they would have been under our revenue recognition policy in place prior to the adoption of Topic 606.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of June 30, 2018, we would incur a loss of $4,860 if the yield curve rises 100 bps across all maturities and a gain of $4,860 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment that is denominated in Euros.  The fair value of this investment is subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of June 30, 2018, our equity price sensitivity was $1,447 and our foreign exchange currency sensitivity was $79.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of June 30, 2018, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $3,135 as of June 30, 2018.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2018. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at June 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
April 1, 2018 to April 30, 2018	1,260	$11.29	1,260	$38,453
May 1, 2018 to May 31, 2018	2,520	$10.98	2,520	$38,425
June 1 2018 to June 30, 2018	18,762	$11.00	18,762	$38,219
Total	22,542		22,542

(1)

On August 3, 2007, our board of directors authorized us to repurchase up to $50,000 of our Common Stock from time to time in open market purchases or privately negotiated transactions.  The repurchase plan was publicly announced on August 7, 2007.

Item  6.Exhibits

Exhibit No.	Description

10.1

Loan Agreement, dated as of April 25, 2018, by and among Cohen & Company Inc., Cohen & Company, LLC, J.V.B. Financial Group, LLC, J.V.B. Financial Group Holdings, LP, C&Co/PrinceRidge Partners LLC and MB Financial Bank, N.A.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Six and Three Months Ended June 30, 2018 and 2017, (iii) the Consolidated Statement of Changes in Equity for the Six Months Ended June 30, 2018 (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018, and 2017, and (v) Notes to Consolidated Financial Statements.**

*

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

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN

Lester R. Brafman
Date: August 2, 2018		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.

Joseph W. Pooler, Jr.
Date: August 2, 2018		Executive Vice President, Chief Financial Officer, and Treasurer