Form 10-Q
period 2018-09-30
Cohen & Co Inc.
filed 2018-11-02
CIK 1270436

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒    Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 31, 2018 there were 1,215,512 shares of common stock ($0.01 par value per share) of Cohen & Company Inc. outstanding. Such amount reflects a 1-for-10 reverse split of the registrant’s common stock effected on September 1, 2017

Cohen & Company Inc.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2018

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

•	the ability to attract and retain personnel;
•	the ability to meet regulatory capital requirements administered by federal agencies;
•	an inability to generate incremental income from acquired or developed businesses;
•	unanticipated market closures due to inclement weather or other disasters;
•	the volume of trading in securities including collateralized securities transactions;
•	the liquidity in capital markets;
•	the credit-worthiness of our correspondents, trading counterparties, and banking and margin customers;
•	changing interest rates and their impacts on U.S. residential mortgage volumes
•	competitive conditions in each of our business segments;
•	the availability of borrowings under credit lines, credit agreements, warehouse agreements, and credit facilities;
•	our continued membership in the FICC;
•	the potential misconduct or errors by our employees or by entities with whom we conduct business; and
•	the potential for litigation and other regulatory liability.

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

Name Change; Common Stock Reverse Stock Split

On September 1, 2017, the Company filed two Articles of Amendment to its charter with the State Department of Assessments and Taxation of Maryland, pursuant to which the Company (i) changed its name to “Cohen & Company Inc.,” (ii) effected a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock (“Common Stock”), and (iii) increased the par value of the Company’s Common Stock from $0.001 per share to $0.01 per share.  All share and per share amounts for all periods presented herein reflect the reverse split as if it had occurred as of the beginning of the first period presented.

Certain Terms Used in this Quarterly Report on Form 10-Q

In this Quarterly Report on Form 10-Q, unless otherwise noted or as the context otherwise requires, the “Company,” “we,” “us,” and “our” refer to Cohen & Company Inc. (formerly Institutional Financial Markets, Inc.), a Maryland corporation and its subsidiaries on a consolidated basis; and “Cohen & Company, LLC” (formerly IFMI, LLC) or the “Operating LLC” refer to the main operating subsidiary of the Company.

“JVB Holdings” refers to JVB Financial Holdings, L.P.; “JVB” refers to J.V.B. Financial Group, LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom (the “FCA”); and “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

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

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2018
	(unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$5,166	$22,933
Receivables from brokers, dealers, and clearing agencies	85,371	103,596
Due from related parties	449	545
Other receivables	4,538	3,513
Investments-trading	219,462	202,257
Other investments, at fair value	30,063	12,867
Receivables under resale agreements	4,464,324	1,680,883
Goodwill	7,992	7,992
Other assets	2,927	1,672
Total assets	$4,820,292	$2,036,258

Liabilities
Payables to brokers, dealers, and clearing agencies	$107,291	$130,558
Accounts payable and other liabilities	15,929	5,208
Accrued compensation	4,311	4,406
Trading securities sold, not yet purchased	81,220	91,887
Securities sold under agreements to repurchase	4,506,628	1,692,279
Deferred income taxes	1,585	2,855
Redeemable financial instruments	16,732	16,732
Debt	43,372	44,177
Total liabilities	4,777,068	1,988,102

Commitments and contingencies (See note 19)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding (see note 16)	5	5
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,221,520 and 1,213,022 shares issued and outstanding, respectively, including 93,479 and 76,932 unvested or restricted share awards, respectively	12	12
Additional paid-in capital	68,725	69,202
Accumulated other comprehensive loss	(888)	(850)
Accumulated deficit	(31,284)	(28,497)
Total stockholders' equity	36,570	39,872
Non-controlling interest	6,654	8,284
Total equity	43,224	48,156
Total liabilities and equity	$4,820,292	$2,036,258

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Net trading	$6,816	$5,988	$20,193	$20,158
Asset management	2,818	1,779	7,827	6,202
New issue and advisory	-	2,012	873	3,992
Principal transactions and other income	2,603	222	4,872	5,515
Total revenues	12,237	10,001	33,765	35,867

Operating expenses		.
Compensation and benefits	7,177	4,759	18,960	17,493
Business development, occupancy, equipment	725	738	2,236	2,021
Subscriptions, clearing, and execution	2,433	1,789	6,418	5,169
Professional fee and other operating	1,483	1,666	4,604	5,694
Depreciation and amortization	63	60	176	187
Total operating expenses	11,881	9,012	32,394	30,564

Operating income (loss)	356	989	1,371	5,303

Non-operating income (expense)
Interest expense, net	(2,185)	(1,606)	(6,205)	(4,330)
Income (loss) before income tax expense (benefit)	(1,829)	(617)	(4,834)	973
Income tax expense (benefit)	(595)	141	(1,259)	148
Net income (loss)	(1,234)	(758)	(3,575)	825
Less: Net income (loss) attributable to the non-controlling interest	(583)	(211)	(1,530)	274
Net income (loss) attributable to Cohen & Company Inc.	$(651)	$(547)	$(2,045)	$551
Income (loss) per share data (see note 18)
Income (loss) per common share-basic:
Basic income (loss) per common share	$(0.57)	$(0.45)	$(1.76)	$0.46
Weighted average shares outstanding-basic	1,145,323	1,212,826	1,163,572	1,209,585
Income (loss) per common share-diluted:
Diluted income (loss) per common share	$(0.57)	$(0.45)	$(1.76)	$0.45
Weighted average shares outstanding-diluted	1,677,732	1,745,235	1,695,981	1,755,932

Dividends declared per common share	$0.20	$0.20	$0.60	$0.60

Comprehensive income (loss)
Net income (loss) from above	$(1,234)	$(758)	$(3,575)	$825
Other comprehensive income (loss) item:
Foreign currency translation adjustments, net of tax of $0	(30)	91	(77)	280
Other comprehensive income (loss), net of tax of $0	(30)	91	(77)	280
Comprehensive income (loss)	(1,264)	(667)	(3,652)	1,105
Less: comprehensive income (loss) attributable to the non-controlling interest	(593)	(186)	(1,555)	354
Comprehensive income (loss) attributable to Cohen & Company Inc.	$(671)	$(481)	$(2,097)	$751

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Cohen & Company Inc.
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2017	$5	$12	$69,202	$(28,497)	$(850)	$39,872	$8,284	$48,156
Net loss	-	-	-	(2,045)	-	(2,045)	(1,530)	(3,575)
Other comprehensive income	-	-	-	-	(52)	(52)	(25)	(77)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(139)	-	14	(125)	125	-
Equity-based compensation and vesting of shares	-	1	313	-	-	314	143	457
Shares withheld for employee taxes	-	-	(51)	-	-	(51)	(24)	(75)
Purchase and retirement of Common Stock	-	(1)	(600)	-	-	(601)	-	(601)
Dividends/Distributions	-	-	-	(742)	-	(742)	(319)	(1,061)
September 30, 2018	$5	$12	$68,725	$(31,284)	$(888)	$36,570	$6,654	$43,224

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income (loss)	$(3,575)	$825
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	457	640
Accretion of income on other investments, at fair value	(1,330)	(938)
Realized loss (gain) on other investments, at fair value	285	753
Change in unrealized (gain) loss on other investments, at fair value	(3,421)	(368)
Depreciation and amortization	176	187
Amortization of discount on debt	656	794
Deferred tax provision (benefit)	(1,270)	(42)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	(1,025)	2,861
(Increase) decrease in investments-trading	(17,205)	52,916
(Increase) decrease in other assets	(347)	1,855
(Increase) decrease in receivables under resale agreement	(2,783,441)	(154,720)
Change in receivables from / payables to related parties, net	96	(540)
Increase (decrease) in accrued compensation	(95)	(1,197)
Increase (decrease) in accounts payable and other liabilities	10,800	(4)
Increase (decrease) in trading securities sold, not yet purchased	(10,667)	4,810
Change in receivables from / payables to brokers, dealers, and clearing agencies	(5,042)	(80,851)
Increase (decrease) in securities sold under agreements to repurchase	2,814,349	152,688
Net cash provided by (used in) operating activities	(599)	(20,331)
Investing activities
Purchase of investments-other investments, at fair value	(25,802)	-
Sales and returns of principal-other investments, at fair value	13,092	3,042
Purchase of furniture, equipment, and leasehold improvements	(579)	(73)
Net cash provided by (used in) investing activities	(13,289)	2,969
Financing activities
Proceeds (repayment) of convertible debt	(1,461)	15,000
Proceeds from redeemable financial instruments	-	11,000
Payments for debt issuance costs	(525)	(800)
Cash used to net share settle equity awards	(75)	(100)
Purchase and retirement of Common Stock	(601)	(104)
Non-controlling interest distributions	(319)	(319)
Cohen & Company Inc. dividends	(742)	(744)
Net cash provided by (used in) financing activities	(3,723)	23,933
Effect of exchange rate on cash	(156)	346
Net increase (decrease) in cash and cash equivalents	(17,767)	6,917
Cash and cash equivalents, beginning of period	22,933	15,216
Cash and cash equivalents, end of period	$5,166	$22,133

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

On September 1, 2017, the Company (i) changed its name back from Institutional Financial Markets, Inc. to Cohen & Company Inc. and the Company’s trading symbol on the NYSE American Stock Exchange from “IFMI” to “COHN;” (ii) effected a 1 for 10 reverse stock split; and (iii) increased the par value of Common Stock from $0.001 per share to $0.01 per share. All share and per share amounts for all periods presented reflect the reverse split as if it had occurred as of the beginning of the first period presented.

The Company

The Company is a financial services company specializing in fixed income markets. As of September 30, 2018, the Company had $3.12 billion in assets under management (“AUM”) of which 86.0%, or $2.69 billion, was in collateralized debt obligations (“CDOs”).

In these financial statements, the “Company” refers to Cohen & Company Inc. and its subsidiaries on a consolidated basis. Cohen & Company, LLC or the “Operating LLC” refers to the main operating subsidiary of the Company.  “Cohen Brothers” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “Cohen & Company Inc.” is used, it is referring to the parent company itself. “JVB Holdings” refers to J.V.B. Financial Holdings, LLC; “JVB” refers to J.V.B. Financial Group LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom; and “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

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

Asset Management: The Company’s Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively referred to as “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. The Company’s Asset Management business segment includes its fee-based asset management operations, which include ongoing base and incentive management fees.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This ASU simplifies several aspects of the accounting for share-based payment award transactions including  (i) income tax consequences, (ii) classification of awards as either equity or liabilities, and (iii) classification on the statement of cash flows.  The Company’s adoption of the provisions of ASU 2016-09 effective January 1, 2017 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20):  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.  The amendments in this ASU clarify that a financial asset within the scope of this topic may include nonfinancial assets transferred within a legal entity to counterparty.  The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to counterparty and derecognize each asset when counterparty obtains control of it. The Company’s adoption of the provisions of ASU 2017-05 effective January 1, 2018 did not have an effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments provide guidance on determining those changes to the terms and conditions of share-based payment awards that require an entity to apply modification accounting.  The Company’s adoption of the provisions of ASU 2017-09 effective January 1, 2018 did not have an effect on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the Securities and Exchange Commission (“SEC”) interpretive guidance released on December 22, 2017 when the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law.  The Company’s adoption of the provisions of had a one-time impact on the Company in which a $1,359 tax benefit was recognized in the fourth quarter of 2017.  Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

B. Recent Accounting Developments

In February 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10).  The amendments in ASU 2016-01, among other things, require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and liabilities by measurement category and form of financial asset; and eliminate the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the impact of these amendments on the presentation of its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases with the exception of short-term leases:  (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessor accounting is largely unchanged.  In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new standard and ASU 2018-11, Leases, (Topic 842):  Targeted Improvement,  allowing for application of the standard at the adoption date, with recognition of a cumulative adjustment to the opening balance of retained earnings in the period of adoption. The amendments in the  ASUs are effective for entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted.  The Company expects to adopt this new guidance effective January 1, 2019.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.  The Company has preliminarily determined that adoption will result in an increase in the Company’s assets and liabilities.  The Company expects the cumulative effect adjustment will be immaterial.

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

In August 2017, the FASB issued ASU 2017-12, Derivative and Hedging –  Targeted Improvements to Accounting for Hedging Activities (Topic 815).  This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments refine and expand hedge accounting for both financial and commodity risks and it contains provisions to create more transparency and clarify how economic results are presented.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement –  Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The amendments provide the option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded. This ASU is effective for all organizations for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting.  The amendments expand the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services.  Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU is effective for all organizations for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020.  Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework  –Changes to the Disclosure Requirements for Fair Value Measurement.    The ASU modifies the disclosure requirements in Topic 820, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. Early adoption is permitted.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of September 30, 2018 and December 31, 2017, the fair value of the Company’s debt was estimated to be $52,826 and $53,657, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the value hierarchy.

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

4. NEW BUSINESS

New U.S. Insurance JV

On May 16, 2018, the Company committed to invest up to $3,000 in a newly formed joint venture (the “U.S. Insurance JV”) with an outside investor who committed to invest approximately $63,000 of equity in the U.S. Insurance JV.  The U.S. Insurance JV was formed for the purposes of investing in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies and is managed by the Company. The Company is required to invest 4.5% of the total equity of the U.S. Insurance JV with an absolute limit of $3,000.  The U.S. Insurance JV may use leverage to grow its assets.

The insurance company debt that will be funded by the U.S. Insurance JV may be originated by the Company and there may be origination fees earned (capped at 1%) in connection with such transactions. The Company will also earn management fees as manager of the U.S. Insurance JV.  The Company is entitled to a quarterly base management fee, an annual incentive fee (if certain return hurdles are met), and an additional incentive fee upon the liquidation of the portfolio (if certain return hurdles are met).

The Company has elected the fair value option in accordance with the provisions of FASB ASC 820, Fair Value Measurements (“FASB ASC 820”) to account for its investment in the U.S. Insurance JV.  The investment is included in other investments at fair value, on the consolidated balance sheet and gains and losses (both realized and unrealized) are recognized in the consolidated statement of operations as a component of principal transactions and other income.  Because the U.S. Insurance JV has the attributes of investment companies as described in FASB ASC 946-15-2, the Company will estimate the fair value of its investment using the net asset value (“NAV”) per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. See note 8.

New SPAC Fund

On August 6, 2018, the Company invested and became the general partner of a newly formed partnership (the “SPAC Fund”) for the purposes of investing in the equity interests of special purpose acquisition companies (“SPACs”).  The Company is the manager of the SPAC Fund.  The Company has invested $600 in the SPAC Fund.  The Company is entitled to a quarterly base management fee based on a percentage of the net asset value of the SPAC Fund and an annual incentive allocation based on the actual returns earned by the SPAC Fund. As of September 30, 2018, the net asset value of the SPAC Fund was $15,331.

The Company has elected the fair value option in accordance with the provisions of FASB ASC 820, Fair Value Measurements (“FASB ASC 820”) to account for its investment in the SPAC Fund.  The investment is included in other investments at fair value, on the consolidated balance sheet and gains and losses (both realized and unrealized) are recognized in the statement of operations as a component of principal transactions and other revenue.  Because the SPAC Fund has the attributes of investment companies as described in FASB ASC 946-15-2, the Company will estimate the fair value of its investment using the NAV per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. See note 8.

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net realized gains (losses) - trading inventory	$1,627	$4,609	$9,420	$15,060
Net unrealized gains (losses) - trading inventory	3,302	181	5,503	1,562
Net Gains and losses	4,929	4,790	14,923	16,622

Interest income-trading inventory	1,144	364	3,373	1,533
Interest income-receivables under resale agreements	18,160	3,543	38,720	8,018
Interest income	19,304	3,907	42,093	9,551

Interest expense-securities sold under agreements to repurchase	(16,894)	(2,500)	(35,493)	(5,497)
Interest expense-margin payable	(523)	(209)	(1,330)	(518)
Interest expense	(17,417)	(2,709)	(36,823)	(6,015)

Net trading	$6,816	$5,988	$20,193	$20,158

Trading inventory includes investments, classified as investments-trading as well as trading securities sold, not yet purchased.  See note 8.  See note 11 for discussion of receivables under resale agreements and securities sold under agreements to repurchase.  See note 7 for discussion of margin payable.

6. SALES

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

The European Sale Agreement originally had a termination date of March 31, 2015, which was extended on two separate occasions, the last time to December 31, 2015.  After December 31, 2015, either party had the right to terminate the transaction.

In connection with the final extension of the European Sale Agreement’s termination date, the parties to the transaction agreed that upon a termination of the European Sale Agreement by either party, Mr. Cohen’s employment agreement would be amended to reduce the payment the Company was required to pay to Mr. Cohen in the event his employment was terminated without “cause” or for “good reason” (as such terms are defined in Mr. Cohen’s employment agreement) from $3,000 to $1,000.  In addition, the parties agreed that upon a termination of the European Sale Agreement by either party, Mr. Cohen would be required to pay to the Company $600 representing a portion of the transaction costs incurred by the Company (the “Termination Fee”).  See note 21.

On March 10, 2017, the Operating LLC issued a convertible senior secured promissory note (the “2017 Convertible Note”) in the aggregate principal amount of $15,000 to DGC Family Fintech Trust, a trust established by Mr. Cohen.  The 2017 Convertible Note was issued in exchange for $15,000 in cash.  See note 15 for the details regarding the 2017 Convertible Note.  The Company agreed to pay to DGC Family Fintech Trust a $600 transaction fee (the “Transaction Fee”) pursuant to the 2017 Convertible Note.

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

7. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	September 30, 2018	December 31, 2017
Deposits with clearing agencies	$250	$750
Unsettled regular way trades, net	2,543	-
Receivables from clearing agencies	82,578	102,846
Receivables from brokers, dealers, and clearing agencies	$85,371	$103,596

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	September 30, 2018	December 31, 2017
Unsettled regular way trades, net	$-	$1,997
Margin payable	107,291	128,561
Payables to brokers, dealers, and clearing agencies	$107,291	$130,558

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

Receivables from clearing agencies are primarily comprised of (1) cash received by the Company upon execution of short trades that is restricted from withdrawal by the clearing agent and (2) cash deposited with the FICC to support the Company’s General Collateral Funding (“GCF”) matched book repo business.

Margin payable represents amounts borrowed from Pershing, LLC to finance the Company’s trading portfolio.  Effectively, all of the Company’s investments-trading and deposits with clearing agencies serve as collateral for the margin payable.  See note 5 for interest expense incurred on margin payable.

8. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	September 30, 2018	December 31, 2017
U.S. government agency MBS and CMOs	$62,497	$87,608
U.S. government agency debt securities	14,537	13,529
RMBS	16	32
U.S. Treasury securities	4,139	2,466
ABS	100	1
SBA loans	57,596	4,780
Corporate bonds and redeemable preferred stock	49,945	43,435
Foreign government bonds	232	483
Municipal bonds	24,139	45,709
Certificates of deposit	918	-
Derivatives	5,277	1,118
Equity securities	66	3,096
Investments-trading	$219,462	$202,257

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	September 30, 2018	December 31, 2017
U.S. government agency MBS and CMOs	$17	$-
U.S. Treasury securities	42,015	62,798
Corporate bonds and redeemable preferred stock	34,462	28,445
Municipal bonds	20	37
Derivatives	4,706	607
Trading securities sold, not yet purchased	$81,220	$91,887

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other Investments, at fair value

Other investments, at fair value, consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	September 30, 2018
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
Equity securities	$10,290	$12,057	$1,767
CLOs	13,724	14,430	706
CDOs	189	26	(163)
EuroDekania	4,506	1,609	(2,897)
U.S. Insurance JV	999	1,006	7
SPAC Fund	600	602	2
Residential loans	44	330	286
Foreign currency forward contracts	-	3	3
Other investments, at fair value	$30,352	$30,063	$(289)

	December 31, 2017
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
Equity securities	$7,126	$7,132	$6
CLOs	4,362	4,485	123
CDOs	189	26	(163)
EuroDekania	4,827	1,143	(3,684)
Derivatives	-	(251)	(251)
Residential loans	72	358	286
Foreign currency forward contracts	-	(26)	(26)
Other investments, at fair value	$16,576	$12,867	$(3,709)

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended September 30, 2018 and 2017 of $1,976 and $(107) respectively. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the nine months ended September 30, 2018 and 2017 of $3,136 and $(385) respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities.  There were no transfers between level 1 and level 2 of the fair value hierarchy during the nine months ended September 30, 2018 and 2017.  Reclassifications between levels of the fair value hierarchy are reported as transfers in or transfers out as of the beginning of the quarter in which reclassifications occur.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
September 30, 2018
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$62,497	$-	$62,497	$-
U.S. government agency debt securities	14,537	-	14,537	-
RMBS	16	-	16	-
U.S. Treasury securities	4,139	4,139	-	-
ABS	100	-	100	-
SBA loans	57,596	-	57,596	-
Corporate bonds and redeemable preferred stock	49,945	-	49,945	-
Foreign government bonds	232	-	232	-
Municipal bonds	24,139	-	24,139	-
Certificates of deposit	918	-	918	-
Derivatives	5,277	-	5,277	-
Equity securities	66	66	-	-
Total investments - trading	$219,462	$4,205	$215,257	$-

Other investments, at fair value:
Equity securities	$12,057	$11,208	$849	$-
CLOs	14,430	-	11,295	3,135
CDOs	26	-	-	26
Residential loans	330	-	330	-
Foreign currency forward contracts	3	3	-	-
	26,846	$11,211	$12,474	$3,161
Investments measured at NAV (1)	3,217
Total other investments, at fair value	$30,063

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency MBS and CMOs	$17	$-	$17	$-
U.S. Treasury securities	42,015	42,015	-	-
Corporate bonds and redeemable preferred stock	34,462	-	34,462	-
Municipal bonds	20	-	20	-
Derivatives	4,706	-	4,706	-
Total trading securities sold, not yet purchased	$81,220	$42,015	$39,205	$-

(1)As a practical expedient, the Company uses NAV or its equivalent to measure the fair value of its investments in EuroDekania, the U.S. Insurance JV, and the SPAC Fund.  EuroDekania invests in hybrid capital securities of European companies.  The U.S. Insurance JV invests in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies.  The SPAC Fund invests in equity securities of SPACs.  According to ASC 820, these investments are not categorized within the fair value hierarchy.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
December 31, 2017
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$87,608	$-	$87,608	$-
U.S. government agency debt securities	13,529	-	13,529	-
RMBS	32	-	32	-
U.S. Treasury securities	2,466	2,466	-	-
ABS	1	-	1	-
SBA loans	4,780	-	4,780	-
Corporate bonds and redeemable preferred stock	43,435	-	43,435	-
Foreign government bonds	483	-	483	-
Municipal bonds	45,709	-	45,709	-
Derivatives	1,118	-	1,118	-
Equity securities	3,096	89	941	2,066
Total investments - trading	$202,257	$2,555	$197,636	$2,066

Other investments, at fair value:
Equity Securities	$7,132	$7,132	$-	$-
CLOs	4,485	-	-	4,485
CDOs	26	-	-	26
Derivatives	(251)	-	(251)	-
Residential loans	358	-	358	-
Foreign currency forward contracts	(26)	(26)	-	-
	11,724	$7,106	$107	$4,511
Investments measured at NAV (1)	1,143
Total other investments, at fair value	$12,867

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$62,798	$62,798	$-	$-
Corporate bonds and redeemable preferred stock	28,445	-	28,445	-
Municipal bonds	37	-	37	-
Derivatives	607	-	607	-
Total trading securities sold, not yet purchased	$91,887	$62,798	$29,089	$-

(1)As a practical expedient, the Company uses NAV or its equivalent to measure the fair value of its investments in EuroDekania.  EuroDekania invests in hybrid capital securities of European companies.  According to ASC 820, these investments are not categorized within the fair value hierarchy.

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

CLOs, CDOs, and ABS: CLOs, CDOs, and ABS are interests in securitizations. ABS may include, but are not limited to, securities backed by auto loans, credit card receivables, or student loans. Where the Company is able to obtain independent market quotations from at least two broker-dealers and where a price within the range of at least two broker-dealers is used or market price quotations from third party pricing services is used, these interests in securitizations will generally be classified as level 2 of the valuation hierarchy. These valuations are based on a market approach. The independent market quotations from broker-dealers are generally nonbinding. The Company seeks quotations from broker-dealers that historically have actively traded, monitored, issued, and been knowledgeable about the interests in securitizations. The Company generally believes to the extent that it (1)  receives two quotations in a similar range from broker-dealers knowledgeable about these interests in securitizations, and (2)  considers the broker-dealers gather and utilize observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources, then classification as level 2 of the valuation hierarchy is appropriate. In the absence of two broker-dealer market quotations, a single broker-dealer market quotation may be used without corroboration of the quote in which case the Company generally classifies the fair value within level 3 of the valuation hierarchy.

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

Equity Securities: The fair value of equity securities that represent investments in publicly traded companies (common or preferred shares, options, warrants, and other equity investments) is determined using the closing price of the security as of the reporting date. These are securities that are traded on a recognized liquid exchange. If the equity securities are not subject to any sale or transfer restriction, this is generally considered a level 1 value in the valuation hierarchy.  However, if the equity security is restricted for transfer or resale, the Company will generally use a model to determine fair value and will generally consider this a level 2 valuation.

The Company has investments in investment funds having the attributes of investment companies as described in FASB ASC 946-15-2. The Company estimates the fair value of these entities using the reported net asset value per share as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. The Company does not classify these investments within the fair value hierarchy.

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

In addition, the Company may from time to time acquire an interest in a private company.  In those cases, the Company may determine fair value by preparing a model. The model may be either a market based or income based model; whichever is considered the most appropriate in each case.  Also, the Company may have access to information regarding third party equity trades or Over the Counter (“OTC”)  trades that may be used to determine fair value.  If the inputs to the model are considered observable, or in the case of market trades, the Company will consider this valuation to be within level 2 of the valuation hierarchy.  When a model with unobservable inputs is used, the Company considers the valuation to be within level 3 of the valuation hierarchy.

Derivatives

Foreign Currency Forward Contracts

Foreign currency forward contracts are exchange-traded derivatives, which transact on an exchange that is deemed to be active.  The fair value of the foreign currency forward contracts is based on current quoted market prices.  Valuation adjustments are not applied.  These are considered level 1 in the valuation hierarchy. See note 10.

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

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized level 3 inputs to determine fair value.

LEVEL 3 ROLLFORWARD

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Beginning of Period	$14,651	$4,855	$6,577	$6,761
Net trading	-	-	-	-
Gains & losses (1)	419	(103)	496	(88)
Transfers into level 3	-	-	-	-
Transfers out of level 3	(11,295)	-	(13,361)	-
Accretion of income (1)	489	169	1,330	938
Purchases	-	-	9,600	-
Sales and returns of capital	(1,103)	(306)	(1,481)	(2,996)
End of Period	$3,161	$4,615	$3,161	$4,615

Change in unrealized gains / (losses) (2)	$(171)	$187	$(220)	$608

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

During the nine months ended September 30, 2018, there were transfers of level 3 to level 2 of $13,361.  This was composed of: (a) $2,066 from equity positions that were previously not listed on an exchange that were subject to a reorganization and subsequently began trading over the counter; and (b) $11,295 of CLOs that were previously valued based on a model but for which observable market transactions became available.

During the three months ended September 30, 2018, there were transfers of level 3 to level 2 of $11,295 of CLOs that were previously valued based on a model but for which comparable market transactions became available.

During the nine and three months ended September 30, 2017, there were no transfers out of or into level 3 of the valuation hierarchy.

 The following tables provide the quantitative information about level 3 fair value measurements as of September 30, 2018 and December 31, 2017.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	September 30, 2018	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$3,135	Discounted Cash Flow Model	Yield	11.1%	9.7% - 12.2%
			Duration-years	7.3	6.8-8.0
			Default rate	2.0%	2% - 2%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2017	Technique	Inputs	Average	Inputs
Assets
Investments Trading
Equity Securities	$2,066	Market approach	EBITDA Multiple	8.00	7.6 - 9.2
Other investments, at fair value
CLOs	$4,485	Discounted Cash Flow Model	Yield	13.8%	11.8% - 19.1%
			Duration-years	4.4	4.3 - 4.5
			Default rate	2.0%	2.0%

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

Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	Fair Value September 30, 2018	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$1,609	N/A	N/A	N/A
U.S. Insurance JV (b)	1,006	$ 2,000	N/A	N/A
SPAC Fund (c)	602	N/A	Quarterly after 1 year lock up	90 days
	$3,217

	Fair Value December 31, 2017	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$1,143	N/A	N/A	N/A
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

(b)	The U.S. Insurance JV invests in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies.
(c)	The SPAC Fund invests in equity interests of SPACs.

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

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of September 30, 2018 and December 31, 2017, the Company had outstanding foreign currency forward contracts with a notional amount of 1.000 million Euros and 1.000 million Euros, respectively.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest rates and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures.  The Company carries such EuroDollar future contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets.  As of September 30, 2018 and December 31, 2017, the Company had no outstanding EuroDollar future contracts.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At September 30, 2018, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $1,304,554 and open TBA and other forward MBS sale agreements in the notional amount of $1,304,554. At December 31, 2017, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,029,844 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,029,844.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. At September 30, 2018, the Company had open forward purchase commitments of $5,444 and open forward sale commitments of $12,500.  At December 31, 2017, the Company had open forward purchase commitments of $28,146 and open forward sale commitments of $11,500.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of September 30, 2018 and December 31, 2017.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	September 30, 2018	December 31, 2017
TBAs and other forward agency MBS	Investments-trading	$5,277	$1,063
Other extended settlement trades	Investments-trading	-	55
Foreign currency forward contracts	Other investments, at fair value	3	(26)
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(4,706)	(607)
Other extended settlement trades	Trading securities sold, not yet purchased	-	(251)
		$574	$234

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Foreign currency forward contracts	Revenue-principal transactions and other income	$65	$(132)
Other extended settlement trades	Revenue-net trading	(10)	(15)
TBAs and other forward agency MBS	Revenue-net trading	4,988	5,516
		$5,043	$5,369

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Foreign currency forward contracts	Revenue-principal transactions and other income	$14	$(34)
Other extended settlement trades	Revenue-net trading	(10)	4
TBAs and other forward agency MBS	Revenue-net trading	1,535	1,584
		$1,539	$1,554

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

GCF Repo

On October 18, 2017, the Company was notified that it had been approved as a full netting member of the Fixed Income Clearing Corporation’s (“FICC”) Government Securities Division.  As a member of the FICC, the Company has access to the FICC’s GCF repo service that provides netting and settlement services for repurchase transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities).  The Company began entering into matched book GCF repo transactions in November 2017.  The borrowers (the reverse repurchase agreement counterparties) are a diverse group of financial institutions including hedge funds, registered investment funds, REITs, and other similar counterparties.  The lender (the repurchase agreement counterparty) is primarily the FICC itself.  The Company uses Bank of New York (“BONY”) as its settlement agent for its GCF repo matched book transactions.  The Company is considered self-clearing for this business.  In connection with the Company’s full netting membership of the FICC, the Company agreed to establish and maintain a committed line of credit in a minimum amount of $25,000 on or prior to April 30, 2018.  The Company entered into a $25,000 line of credit arrangement on April 25, 2018. See note 15.

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

Repo Information

At September 30, 2018 and December 31, 2017, the Company held reverse repurchase agreements of $4,464,324 and $1,680,883, respectively, and the fair value of collateral received under reverse repurchase agreements was $4,654,319 and $1,753,978, respectively.  As of September 30, 2018, the reverse repurchase agreement balance was comprised of receivables collateralized by securities with 37 counterparties.  As of December 31, 2017, the reverse repurchase agreements balance was comprised of receivables collateralized by securities with 19 counterparties.

At September 30, 2018 and December 31, 2017, the Company held repurchase agreements of $4,506,628 and $1,692,279, respectively, and the fair value of securities and cash pledged as collateral under repurchase agreements was $4,528,074 and $1,708,154, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

Intraday Lending Facility

In conjunction with the Company’s GCF repo business, on October 19, 2018, the Company and BONY renewed an intraday lending facility.  The lending facility allows for BONY to advance funds to JVB in order to facilitate the settlement of GCF repo transactions.  The total committed amount is $100,000.  The new termination date is October 19, 2019. It is expected that this facility will be renewed for successive 364-day periods provided that the Company continues its GCF matched book repo business.

The BONY lending facility is structured so that advances are generally repaid before the end of each business day.  However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan.  Intraday loans accrue interest at an annual rate of 0.12%.  Interest is charged based on the number of minutes in a day the advance is outstanding.  Overnight loans are charged interest at the base rate plus 3% on a daily basis.  The base rate is the higher of the federal funds rate  plus 0.50% or the prime rate in effect at that time.  For the nine months ended September 30, 2018, the Company received no advances under the intraday lending facility.

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

The gestational repo business has been and continues to be concentrated as to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of September 30, 2018 and December 31, 2017, the Company’s gestational reverse repurchase agreements shown in the tables below represented balances from six counterparties.  The Company also has a limited number of repurchase agreement counterparties in the gestational repo business.  However, that is primarily a function of the limited number of reverse repurchase agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestational repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business (both gestational repo and GCF Repo) was $1,401 and $3,450 for the three and nine months ended September 30, 2018, respectively.  The total net revenue earned by the Company on its matched book repo business (both gestational repo and GCF Repo) was $1,091 and $2,633 for the three and nine months ended September 30, 2017, respectively.

The following table is a summary of the remaining contractual maturity of the gross obligations under repurchase agreements accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown. The table reconciles the gross amounts to the net amounts presented in the statement of financial condition.  All gross amounts as well as counterparty cash collateral (see note 12) are subject to master netting arrangements; however, there is no offsetting other than the balances with the FICC, as shown below.

SECURED BORROWINGS
(Dollars in Thousands)
September 30, 2018

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF repo)	$5,936,630	$27,879	$-	$1,027,318	$6,991,827
MBS (gestational repo)	-	93,842	252,126	-	345,968
SBA loans	20,125	-	-	-	20,125
	$5,956,755	$121,721	$252,126	$1,027,318	$7,357,920

Reverse repurchase agreements with FICC netted with repurchase agreements with FICC					$(2,851,292)

Securities sold under agreements to repurchase					$4,506,628

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF repo)	$1,502,941	$3,595,560	$847,596	$1,024,615	$6,970,712
MBS (gestational repo)	-	92,856	252,048	-	344,904
SBA loans	-	-	-	-	-
	$1,502,941	$3,688,416	$1,099,644	$1,024,615	$7,315,616

Reverse repurchase agreements with FICC netted with repurchase agreements with FICC					$(2,851,292)

Receivables under resale agreements					$4,464,324

SECURED BORROWINGS
(Dollars in Thousands)
December 31, 2017

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF repo)	$1,174,637	$475,430	$-	$-	$1,650,067
MBS (gestational repo)	-	411,685	-	-	411,685
SBA loans	4,847	-	-	-	4,847
	$1,179,484	$887,115	$-	$-	$2,066,599

Reverse repurchase agreements with FICC netted with repurchase agreements with FICC					$(374,320)

Securities sold under agreements to repurchase					$1,692,279

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF repo)	$25,004	$514,780	$750,018	$353,790	$1,643,592
MBS (gestational repo)	-	411,611	-	-	411,611
SBA loans	-	-	-	-	-
	$25,004	$926,391	$750,018	$353,790	$2,055,203

Reverse repurchase agreements with FICC netted with repurchase agreements with FICC					$(374,320)

Receivables under resale agreements					$1,680,883

12.  OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets are comprised of the following.

OTHER ASSETS
(Dollars in Thousands)

	September 30, 2018	December 31, 2017
Deferred costs	$409	$-
Prepaid expenses	1,096	796
Prepaid income taxes	18	-
Security deposits	423	272
Miscellaneous other assets	20	46
Furniture, equipment, and leasehold improvements, net	795	392
Intangible assets	166	166
Other assets	$2,927	$1,672

Accounts payable and other liabilities are comprised of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	September 30, 2018	December 31, 2017
Accounts payable	$182	$249
Redeemable financial instruments accrued interest (1)	493	398
Rent payable	139	75
Accrued interest payable	676	629
Accrued interest on securities sold, not yet purchased	772	604
Payroll taxes payable	663	685
Counterparty cash payable (2)	11,037	1,219
Other general accrued expenses	1,846	1,349
Severance payable	121	-
Accounts payable and other liabilities	$15,929	$5,208

aa

(1)

The redeemable financial instruments accrued interest represents accrued interest on the JKD Capital Partners 1 LTD redeemable financial instrument and the DGC Family Fintech Trust/CBF redeemable financial instrument.  See note 14.

(2)	Counterparty cash payable represents cash collateral received due to margin calls on the Company’s reverse repurchase securities. This cash is owed to the counterparty. See note 11.

13.  VARIABLE INTEREST ENTITIES

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

The Company’s Principal Investing Portfolio

For each investment made within the principal investing portfolio, the Company assesses whether the investee is a VIE and if the Company is the primary beneficiary.  As of September 30, 2018, the Company had variable interests in various Investment Vehicles that were VIEs, but determined that it was not the primary beneficiary, and, therefore, was not consolidating the VIEs.  The maximum potential financial statement loss the Company would incur if the securitization vehicles were to default on all of their obligations would be the loss of value of the interests in securitizations that the Company holds in its inventory at the time.  The Company did not provide financial support to these VIEs during the nine months ended September 30, 2018 and 2017 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2018 and December 31, 2017.

The Company’s Asset Management Activities

For each investment management contract entered into by the Company, the Company assesses whether the entity being managed is a VIE and if the Company is the primary beneficiary.  The Company serves as collateral asset manager to certain securitizations that are VIEs.  Under the current guidance of ASU 2015-02, the Company has concluded that its asset management contracts should not be considered variable interests.  Currently, the Company has no other interests in entities it manages that are considered variable interests and are considered significant.  Therefore, the Company is not the primary beneficiary of any Investment Vehicles that it manages.

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

The table below presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 15) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold but not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at September 30, 2018 and December 31, 2017.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	September 30, 2018	December 31, 2017
Other Investments, at fair value	$16,064	$4,511
Maximum Exposure	$16,064	$4,511

14.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable Financial Instrument – DGC Family Fintech Trust/CBF

On September 29, 2017 (the “Effective Date”), the Operating LLC entered into an investment agreement (the “2017 Investment Agreements”) with each of CBF and the DGC Family Fintech Trust, a trust established by Daniel G. Cohen (together, the “2017 Investors”). Daniel G. Cohen, the chairman of the Company’s board of directors and the Operating LLC’s board of managers, is the sole member of CBF.

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

The Investment Return is recorded monthly as interest expense and the related accrued interest is included in accounts payable and other liabilities.  See note 12.

The term of the 2017 Investment Agreements commenced on September 29, 2017 and will continue until the 2017 Investment Agreements are terminated (see below).

Prior to the third anniversary of the 2017 Investment Agreements, the Operating LLC may terminate the 2017 Investment Agreements upon 90 days’ prior written notice to the 2017 Investors.  At any time following the third anniversary, the 2017 Investors or the Operating LLC may, upon 60 days’ notice to the other party, cause the Operating LLC to pay to the 2017 Investors an amount equal the “Investment Balance” (as defined in the 2017 Investment Agreements) plus an amount equal to any accrued but unpaid Investment Return.

If the 2017 Investment Agreements are terminated by the Company within 3 years of the Effective Date, then upon  termination of the 2017 Investment Agreements, the Operating LLC will, within 30 days following such termination pay to 2017 Investors an amount in cash equal to the greater of the sum of: (a) the Investment Amount, plus (b) all accrued and unpaid Investment Return monthly payments as of the date of termination, plus (c) an amount equal to an annualized 15% return on the Investment Amount from the Effective Date through the date of termination, minus (d) the aggregate amount of all Investment Return payments previously paid by the Operating LLC to the 2017 Investors, and (i) the Investment Amount plus (ii) all accrued and unpaid Investment Return monthly payments as of the date of termination.  See note 22.

Redeemable Financial Instrument – JKD Capital Partners I LTD

On October 3, 2016, the Operating LLC entered into an investment agreement (the “JKD Investment Agreement”), by and between Operating LLC and JKD Capital Partners I LTD (the “JKD Investor”), pursuant to which the JKD  Investor agreed to invest up to $12,000 in the Operating LLC (the “JKD Investment”), $6,000 of which was invested upon the execution of the JKD Investment Agreement and an additional $1,000 was invested in January 2017.  The JKD Investor is owned by Jack DiMaio, the vice chairman of the Company’s board of directors and the vice chairman of the Operating LLC’s board of managers, and his spouse.  See note 22.

In exchange for the JKD Investment, the Operating LLC agreed to pay to JKD Investor during the term of the JKD Investment Agreement an amount (“JKD Investment Return”) equal to 50% of the difference between (i) the revenues generated during a quarter by the activities of the Institutional Corporate Trading Business of JVB and (ii) certain expenses incurred by such Institutional Corporate Trading Business.  This JKD Investment Return is recorded monthly as interest expense or interest income with the related accrued interest recorded in accounts payable and other accrued liabilities. If the return is negative on an individual quarter, it will reduce the balance of the JKD Investment.  Payments of the JKD Investment Return are made on a quarterly basis.  The term of the JKD Investment Agreement commenced on October 3, 2016 and will continue until a redemption (defined below) occurs, unless the JKD Investment Agreement is earlier terminated.

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

At any time following October 3, 2019, the JKD Investor or the Operating LLC may, upon two months’ notice to the other party, cause the Operating LLC to pay a redemption to the JKD Investor an amount equal to the Investment Balance (as such term is defined in the JKD Investment Agreement) as of the day prior to such redemption.

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

Redeemable financial instruments consist of the following in the periods presented.

REDEEMABLE FINANCIAL INSTRUMENTS
As of September 30, 2018
(Dollars in Thousands)

	Outstanding Balance	Accrued Interest
JKD Capital Partners I LTD	$6,732	$415
DGC Family Fintech Trust / CBF	10,000	78
	$16,732	$493

REDEEMABLE FINANCIAL INSTRUMENTS
As of December 31, 2017
(Dollars in Thousands)

	Outstanding Balance	Accrued Interest
JKD Capital Partners I LTD	$6,732	$367
DGC Family Fintech Trust / CBF	10,000	31
	$16,732	$398

15. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	As of September 30, 2018	As of December 31, 2017	Interest Rate Terms	Interest (4)	Maturity
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	$15,000	$15,000	Fixed	8.00%	March 2022 (1)
8.00% convertible senior notes (the "2013 Convertible Notes")	6,786	8,248	Fixed	8.00%	September 2019 (2)
Less unamortized debt issuance costs	(1,039)	(1,343)
	20,747	21,905
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	6.34%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	6.49%	March 2035
Less unamortized discount	(25,500)	(25,853)
	22,625	22,272

MB Financial Bank, N.A. Credit Facility	-	-	Variable	N/A	April 2020

Total	$43,372	$44,177

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

(2)     The holders of the 2013 Convertible Notes may convert all or any part of the outstanding principal amount of the 2013 Convertible Notes at any time prior to maturity into shares of the Company’s Common Stock, at a conversion price of $12.00 per share, subject to certain anti-dilution stipulations.

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

Pursuant to the 2017 Convertible Note Purchase Agreement, the Company agreed to execute an amendment (the “LLC Agreement Amendment”) to the Amended and Restated Limited Liability Company Agreement of the Operating LLC dated as of December 16, 2009, by and among the Operating LLC and its members, as amended (the “LLC Agreement”) at such time in the future as all of the other members execute the LLC Agreement Amendment.  The LLC Agreement Amendment provides, among other things, that the board of managers will initially consist of Daniel G. Cohen, as chairman, Lester R. Brafman (the Company’s current chief executive officer), and Joseph W. Pooler, Jr. (the Company’s current executive vice president, chief financial officer, and treasurer).  The LLC Agreement Amendment also provides that Mr. Cohen will not be able to be removed from the Operating LLC’s board of managers or as chairman of the Operating LLC’s board of managers other than for cause or under certain limited circumstances.  The LLC Agreement Amendment was not executed as of September 30, 2018.

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

The 2013 Convertible Notes

The original maturity date of the 2013 Convertible Notes was September 25, 2018.  Immediately prior to maturity, the 2013 Convertible Notes were held by three holders.  On September 25, 2018, the Company fully paid off one holder in the amount of $1,461.  The Company entered into amendments with the remaining two holders: the Edward Cohen IRA and the EBC 2013 Family Trust.  Edward E. Cohen is the benefactor of the Edward E. Cohen IRA and is the father of Daniel G. Cohen, the President and Chief Executive of the Company’s European operations and Chairman of the Company’s board of directors.  Daniel G. Cohen is a trustee of the EBC 2013 Family Trust. See note 22.

Pursuant to the amendments, (i) the maturity date of each of the outstanding 2013 Convertible Notes was extended from September 25, 2018 to September 25, 2019; and (ii) the conversion price under each of the outstanding 2013 Convertible Notes was reduced from $30.00 per share of Common Stock, to $12.00 per share of Common Stock.

The amendments amended the 2013 Convertible Notes to each provide that, until the Company’s stockholders approve the issuance of the shares of Common Stock issuable upon conversion of the 2013 Convertible Notes for purposes of Section 713 of the NYSE American’s Company Guide, the 2013 Convertible Notes may not be converted if such conversion would result in the Company issuing a number of shares of Common Stock that, when aggregated with any shares of Common Stock previously issued in connection with any conversion under the 2013 Convertible Notes, equals or exceeds, in the aggregate, 19.99% of the outstanding Common Stock as of the Effective Date.

In addition, the amendments amended the 2013 Convertible Notes to provide that (i) the Company is required to cause its stockholders to vote on a proposal (the “Stockholder Proposal”) regarding the issuance of the shares of Common Stock issuable upon conversion of the 2013 Convertible Notes for purposes of Section 713 of the NYSE American’s Company Guide at the 2019 annual meeting of the Company’s stockholders, (ii) the Company is required use its reasonable best efforts to solicit proxies for such stockholder approval, and (iii) the Company’s Board of Directors is required to recommend to the Company’s stockholders that such stockholders approve the Stockholder Proposal.

MB Financial Bank, N.A.

Effective on April 25, 2018, the Company,  the Operating LLC, and JVB Holdings, as guarantors, and JVB, as borrower, entered into a loan agreement (the “Credit Facility”) with MB Financial Bank, N.A., (“MB Financial”), as lender.

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

Loans under the Credit Facility bear interest at a per annum rate equal to LIBOR plus 6.0%.  As of September 30, 2018, the Operating LLC had not made any draws against the Credit Facility.  The Operating LLC is required to pay an undrawn commitment fee at a per annum rate equal to 0.50% of the undrawn portion of the MB Financial’s $25,000 commitment under the Credit Facility.

Loans under the Credit Facility must be used by JVB for working capital purposes and general liquidity of JVB.   JVB may request a reduction in the $25,000 commitment in a minimum amount of $1,000 and multiples of $500 thereafter upon not less than five days’ prior notice to MB Financial.

See note 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the Company’s other debt.

16. EQUITY

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

Common Equity: The following table reflects the activity for the nine months ended September 30, 2018 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2017	1,136,090
Vesting of shares	57,138
Shares withheld and retired for employee taxes	(7,430)
Repurchase and retirement of Common Stock	(57,757)
September 30, 2018	1,128,041

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred  Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every 10 shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Mr. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock outstanding as of September 30, 2018.  The Series E Preferred Stock held by Mr. Cohen gives him the same voting rights he would have if all of the Operating LLC membership units held by him were exchanged for Common Stock on a ten for one basis and effectively gives Mr. Cohen voting rights at the Company in the same proportion as his economic interest (as his membership units of the Operating LLC do not carry voting rights to the Company level). For a more detailed description of these shares see note 18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

During the nine months ended September 30, 2018, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the amount of units surrendered (net of receipts) by Cohen & Company Inc.

Operating LLC
Membership Units
Units related to UIS Agreement	247,120
Units surrendered from retirement of Common Stock	(577,570)
Total	(330,450)

The Company recognized a net decrease in additional paid in capital of $139 and a net increase in AOCI of $14 with an offsetting increase in non-controlling interest of $125 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Net income / (loss) attributable to Cohen & Company Inc.	$(2,045)	$551
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc. paid in capital for the acquisition / (surrender) of additional units in
consolidated subsidiary, net	(139)	153
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$(2,184)	$704

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

Pursuant to the 10b5-1 Plans: (i) the Company repurchased 10,390 shares in the open market for a total purchase price of $105 during the three months ended September 30, 2018 and 40,202 shares for a total purchase price of $425 for nine months ended September 30, 2018 and (ii) repurchased 5,440 shares in the open market for a total purchase price of $63 during the three months and 5,720 shares in the open market for a total purchase price of $66 for the nine months ended September 30, 2017.

In addition, in privately negotiated transactions: (i) on August 29, 2018, the Company purchased 17,555 shares for $176 or $10 per share from a current member of the board of directors and (ii) on May 25, 2017, the Company purchased 2,774 shares from an employee of the Company for an aggregate purchase price of $33 or $12 per share.

All of the repurchases noted above were completed using cash on hand.

17. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.

As of September 30, 2018, JVB’s adjusted net capital was $51,962 which exceeded the minimum requirements by $51,712.

CCFL, a subsidiary of the Company regulated by the FCA, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of September 30, 2018, the total minimum required net liquid capital was $1,080, and net liquid capital in CCFL was $1,587, which exceeded the minimum requirements by $507 and was in compliance with the net liquid capital provisions.

18. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income / (loss) attributable to Cohen & Company Inc.	$(651)	$(547)	$(2,045)	$551
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	(583)	(211)	(1,530)	274
Add / (deduct): Adjustment (2)	283	(30)	596	(29)
Net income / (loss) on a fully converted basis	$(951)	$(788)	$(2,979)	$796

Weighted average common shares outstanding - Basic	1,145,323	1,212,826	1,163,572	1,209,585
Unrestricted Operating LLC membership units exchangeable into Cohen & Company shares (1)	532,409	532,409	532,409	532,409
Restricted units or shares	-	-	-	13,938
Weighted average common shares outstanding - Diluted (3)	1,677,732	1,745,235	1,695,981	1,755,932

Net income / (loss) per common share - Basic	$(0.57)	$(0.45)	$(1.76)	$0.46

Net income / (loss) per common share - Diluted	$(0.57)	$(0.45)	$(1.76)	$0.45

(1)

The Operating LLC membership units not held by Cohen & Company Inc. (that is, those held by the non-controlling interest for the nine months ended September 30, 2018 and 2017) may be redeemed and exchanged into shares of the Company on a ten-for-one basis. The Operating LLC membership units not held by Cohen & Company Inc. are redeemable, at the member’s option at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Company’s Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the member’s redemption notice, or (ii) at the Company’s option, one tenth of a share of the Company’s Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Company’s Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Company’s Common Stock. These units are not included in the computation of basic earnings per share.  These units enter into the computation of diluted net income (loss) per common share when the effect is not anti-dilutive using the if-converted method.

(2)

An adjustment is included for the following reason:   if the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable.

(3)

For the three months ended September 30, 2018 weighted average common shares outstanding excludes (i) 26,168 shares representing restricted Common Stock (ii) 293,865 shares from the assumed conversion of the 2013 Convertible Notes, and (iii) 1,034,483 shares from the assumed conversion of the 2017 Convertible Note because the inclusion of such shares would be anti-dilutive.   For the nine months ended September 30, 2018, weighted average common shares outstanding excludes (i) 22,400 shares representing restricted Common Stock (ii) 281,233 shares from the assumed conversion of the 2013 Convertible Notes, and (iii) 1,034,483 shares from the assumed conversion of the 2017 Convertible Note because the inclusion of such shares would be anti-dilutive.

For the three months ended September 30, 2017, weighted average common shares outstanding excludes (i) 14,059 shares representing restricted Operating LLC membership units, restricted Common Stock, and restricted units of Common Stock (ii) 274,917 shares from the assumed conversion of the 2013 Convertible Notes and (iii) 1,034,483 shares from the assumed conversion of the 2017 Note because the inclusion of these shares would be anti-dilutive.  For the nine months ended September 30, 2017,  weighted average common shares outstanding excluded (i) 274,917 from the assumed conversion of the

2013 Convertible Notes and (ii)773,947 shares from the assumed conversion of the 2017 Convertible Note because the inclusion of such shares would be anti-dilutive.

19. COMMITMENTS AND CONTINGENCIES

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

FINRA

In connection with certain routine exams by FINRA, FINRA claimed that during the period July 2013 through December 2015 (the “Relevant Period”), JVB did not have certain controls in place that were reasonably designed to prevent the entry of (1) orders that exceed appropriate pre-set credit or capital thresholds in the aggregate for each customer and the broker or dealer; and (2) erroneous orders, including duplicative orders.  JVB, without admitting or denying any allegations, consented to a Letter of Acceptance, Waiver and Consent to resolve certain alleged deficiencies in its Exchange Act Rule 15c3-3 procedures and its related risk management controls during the Relevant Period.  The agreement is awaiting final approval by FINRA. As a result, the Company recorded a net expense of $50 during the third quarter of 2018.

In addition to the matter set forth above, the Company is a party to various routine legal proceedings, claims, and regulatory inquiries arising out of the ordinary course of the Company’s business. Management believes that the results of these routine legal proceedings, claims, and regulatory matters will not have a material adverse effect on the Company’s financial condition, or on the Company’s operations and cash flows. However, the Company cannot estimate the legal fees and expenses to be incurred in connection with these routine matters and, therefore, is unable to determine whether these future legal fees and expenses will have a material impact on the Company’s operations and cash flows. It is the Company’s policy to expense legal and other fees as incurred.

20. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information was prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

(a) Revenues and expenses directly associated with each business segment are included in determining net income / (loss) by segment, and

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

SEGMENT INFORMATION
Statement of Operations Information
Nine Months Ended September 30, 2018

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$20,193	$-	$-	$20,193	$-	$20,193
Asset management	-	7,827	-	7,827	-	7,827
New issue and advisory	873	-	-	873	-	873
Principal transactions and other income	33	538	4,301	4,872	-	4,872
Total revenues	21,099	8,365	4,301	33,765	-	33,765
Total operating expenses	21,171	5,437	612	27,220	5,174	32,394
Operating income (loss)	(72)	2,928	3,689	6,545	(5,174)	1,371
Interest expense	(170)	(33)	-	(203)	(6,002)	(6,205)
Income (loss) before income taxes	(242)	2,895	3,689	6,342	(11,176)	(4,834)
Income tax expense (benefit)	-	-	-	-	(1,259)	(1,259)
Net income (loss)	(242)	2,895	3,689	6,342	(9,917)	(3,575)
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(1,530)	(1,530)
Net income (loss) attributable to Cohen & Company Inc.	$(242)	$2,895	$3,689	$6,342	$(8,387)	$(2,045)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$39	$3	$-	$42	$134	$176

SEGMENT INFORMATION
Statement of Operations Information
Nine Months Ended September 30, 2017

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$20,158	$-	$-	$20,158	$-	$20,158
Asset management	-	6,202	-	6,202	-	6,202
New issue and advisory	3,992	-	-	3,992	-	3,992
Principal transactions and other income	4	4,995	516	5,515	-	5,515
Total revenues	24,154	11,197	516	35,867	-	35,867
Total operating expenses	20,576	3,521	286	24,383	6,181	30,564
Operating income (loss)	3,578	7,676	230	11,484	(6,181)	5,303
Interest expense	-	-	-	-	(4,330)	(4,330)
Income (loss) before income taxes	3,578	7,676	230	11,484	(10,511)	973
Income tax expense (benefit)	-	-	-	-	148	148
Net income (loss)	3,578	7,676	230	11,484	(10,659)	825
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	274	274
Net income (loss) attributable to Cohen & Company Inc.	$3,578	$7,676	$230	$11,484	$(10,933)	$551

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$51	$3	$-	$54	$133	$187

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended September 30, 2018

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$6,816	$-	$-	$6,816	$-	$6,816
Asset management	-	2,818	-	2,818	-	2,818
New issue and advisory	-	-	-	-	-	-
Principal transactions and other income	17	152	2,434	2,603	-	2,603
Total revenues	6,833	2,970	2,434	12,237	-	12,237
Total operating expenses	7,543	2,017	420	9,980	1,901	11,881
Operating income (loss)	(710)	953	2,014	2,257	(1,901)	356
Interest expense	(99)	(33)	-	(132)	(2,053)	(2,185)
Income (loss) before income taxes	(809)	920	2,014	2,125	(3,954)	(1,829)
Income tax expense (benefit)	-	-	-	-	(595)	(595)
Net income (loss)	(809)	920	2,014	2,125	(3,359)	(1,234)

Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(583)	(583)
Net income (loss) attributable to Cohen & Company Inc.	$(809)	$920	$2,014	$2,125	$(2,776)	$(651)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$9	$1	$-	$10	$53	$63

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended September 30, 2017

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$5,988	$-	$-	$5,988	$-	$5,988
Asset management	-	1,779	-	1,779	-	1,779
New issue and advisory	2,012	-	-	2,012	-	2,012
Principal transactions and other income	(2)	230	(6)	222	-	222
Total revenues	7,998	2,009	(6)	10,001	-	10,001
Total operating expenses	6,053	1,042	95	7,190	1,822	9,012
Operating income (loss)	1,945	967	(101)	2,811	(1,822)	989
Interest expense	-	-	-	-	(1,606)	(1,606)
Income (loss) before income taxes	1,945	967	(101)	2,811	(3,428)	(617)
Income tax expense (benefit)	-	-	-	-	141	141
Net income (loss)	1,945	967	(101)	2,811	(3,569)	(758)

Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(211)	(211)
Net income (loss) attributable to Cohen & Company Inc.	$1,945	$967	$(101)	$2,811	$(3,358)	$(547)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$16	$1	$-	$17	$43	$60

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

BALANCE SHEET DATA
As of September 30, 2018
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$4,782,543	$3,153	$30,063	$4,815,759	$4,533	$4,820,292

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
December 31, 2017
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$2,014,061	$3,155	$12,867	$2,030,083	$6,175	$2,036,258

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total Revenues:
United States	$10,406	$7,604	$28,461	$29,499
United Kingdom & Other	1,831	2,397	5,304	6,368
Total	$12,237	$10,001	$33,765	$35,867

Long-lived assets attributable to an individual country, other than the United States, are not material.

21. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $5,300 and $3,919 for the nine months ended September 30, 2018 and 2017, respectively.

The Company paid income taxes of $36 and $47 for the nine months ended September 30, 2018 and 2017, respectively. The Company received income tax refunds of $8 and $83 for the nine months ended September 30, 2018 and 2017, respectively.

For the nine months ended September 30, 2018, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered units of the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $139, a net increase of $14 in accumulated other comprehensive income, and an increase of $125 in non-controlling interest.  See note 16.

For the nine months ended September 30, 2017, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered units of the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $153, a net decrease of $14 in accumulated other comprehensive income, and a decrease of $139 in non-controlling interest.  See note 16.

•

As a result of the European Sale Agreement, Mr. Cohen was required to pay to the Company the $600 Termination Fee.   Accordingly, the Company had deferred $600 of transaction costs it had paid in conjunction with the European Sale Agreement, which were included as a component of other assets.  With the issuance of the 2017 Convertible Note, the Company agreed to pay to DGC Family Fintech Trust the $600 Transaction Fee.  The Company agreed that Mr. Cohen’s obligation to pay the Termination Fee was offset in its entirety by the Company’s obligation to pay the Transaction Fee.  Accordingly, $600 was reclassified from other assets to discount on debt. See note 6.

22. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the nine months ended September 30, 2018 and 2017. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. The Bancorp, Inc. (“TBBK”)

TBBK is identified as a related party because Daniel G. Cohen is TBBK’s chairman.

TBBK maintained deposits for the Company in the amount of $0 and $81 as of September 30, 2018 and December 31, 2017, respectively. These amounts are not disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of September 30, 2018, and December 31, 2017, the Company had repurchase agreements with TBBK as the counterparty of $64,534 and $64,370, respectively. As of September 30, 2018, and December 31, 2017, the fair value of the collateral provided to TBBK by the Company relating to these repurchase agreements was $66,455 and $66,862, respectively.  These amounts are included as a component of securities sold under agreements to repurchase in the Company’s consolidated balance sheets.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amounts of $480 and $1,369 for the three and nine months ended September 30, 2018, respectively, and $370 and $930 for the three and nine months ended September 30, 2017, respectively, which were included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

B. Cohen Bros. Financial, LLC (“CBF”) and EBC 2013 Family Trust (“EBC”)

CBF has been identified as a related party because (i) CBF is a non-controlling interest holder of the Company and (ii) CBF is wholly owned by Mr. Cohen. EBC has been identified as a related party because Mr. Cohen is a trustee of EBC.

In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company.  The Company issued $2,400 in principal amount of the 2013 Convertible Notes, and $1,600 of Common Stock to EBC.  See note 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at the end of this section.    Also, see note 15 for a description of amendments entered into related to the 2013 Convertible Notes on September 25, 2018.

On September 29, 2017, CBF also invested $8,000 of the $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Family Fintech Trust / CBF.  See note 14. The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at the end of this section.

C. The Edward E. Cohen IRA

On August 28, 2015, $4,386 in principal amount of the 2013 Convertible Notes originally issued to Mead Park Capital in September 2013 was purchased by the Edward E. Cohen IRA of which Edward E. Cohen is the benefactor.  Edward E. Cohen is the father of Daniel G. Cohen.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tables at the end of this section. See note 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Also, see note 15 for a description of amendments entered into related to the 2013 Convertible Notes on September 25, 2018.

D. JKD Investor

The JKD Investor is an entity owned by Jack J. DiMaio, the vice chairman of the board of directors and vice chairman of the Operating LLC’s board of managers, and his spouse.  On October 3, 2016, JKD Investor invested $6,000 in the Operating LLC.   An additional $1,000 was invested in January 2017.   See note 14. The interest expense incurred on this transaction is disclosed in the table at the end of this section.

E. DGC Family Fintech Trust

DGC Family Fintech Trust was established by Mr. Cohen, chairman of the Company’s board of directors and chairman of the Operating LLC board of managers.  Mr. Cohen does not have any voting or dispositive control of securities held in the interest of the trust.  The Company considers DGC Family Fintech Trust a related party because it was established by Mr. Cohen.

In March 2017, the DGC Family Fintech Trust purchased the 2017 Convertible Note.  See note 15.  The Company incurred interest expense on the 2017 Convertible Note, which is disclosed as part of interest expense incurred in the table at the end of this section.

On September 29, 2017, the DGC Family Fintech Trust also invested $2,000 of the $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Family Fintech Trust / CBF.  See note 14.  Interest incurred on this instrument is disclosed in the tables at the end of this section.

F. FinTech Acquisition Corp. II

In July 2017, the Operating LLC entered into an agreement with FinTech Acquisition Corp. II.  FinTech Acquisition Corp. II is a related party because Mr. Cohen was the chief executive officer of FinTech Acquisition Corp. II until July 2018, and Betsy Cohen, Mr. Cohen’s mother was the chairman of the board of directors of FinTech Acquisition Corp. II until July 2018.  The agreement provided that the Operating LLC will provide accounting and support services to FinTech Acquisition Corp. II for a period not longer than 24 months.  The revenue recorded for this arrangement is included as a component of other revenue and included in the table below.  On July 26, 2018 Fintech Acquisition Corp. II merged with Intermex Holdings II.  The merger terminated this arrangement.

The following tables display the routine transactions recognized in the statements of operations from the identified related parties that are described above.

RELATED PARTY TRANSACTIONS
Nine Months Ended September 30, 2018
(Dollars in Thousands)

	Net trading	Other revenue	Professional fee and other operating	Interest expense(income) incurred
TBBK	$25	$-	$-	$-
EBC	-	-	-	180
Edward E. Cohen IRA	-	-	-	328
DGC Family Fintech Trust	-	-	-	1,167
CBF	-	-	-	358
JKD Investor	-	-	-	1,291
Fintech Acquisition Corp. II	-	17	-	-
	$25	$17	$-	$3,324

RELATED PARTY TRANSACTIONS
Nine Months Ended September 30, 2017
(Dollars in Thousands)

	Net trading	Other revenue	Professional fee and other operating	Interest expense(income) incurred
TBBK	$13	$-	$-	$-
EBC	-	-	-	176
Edward E. Cohen IRA	-	-	-	322
JKD Investor	-	-	-	465
DGC Family Fintech Trust	-	-	-	794
Fintech Acquisition Corp. II	-	1	-	-
Mead Park Advisors, LLC	-	-	50	-
	$13	$1	$50	$1,757

RELATED PARTY TRANSACTIONS
Three Months Ended September 30, 2018
(Dollars in Thousands)

	Net trading	Other revenue	Professional fee and other operating	Interest expense(income) incurred
TBBK	$4	$-	$-	$-
EBC	-	-	-	61
Edward E. Cohen IRA	-	-	-	111
DGC Fintech Family Trust	-	-	-	405
CBF		-	-	163
JKD Investor	-	-	-	415
Fintech Acquisition Corp. II	-	12	-	-
	$4	$12	$-	$1,155

RELATED PARTY TRANSACTIONS
Three Months Ended September 30, 2017
(Dollars in Thousands)

	Net trading	Other revenue	Professional fee and other operating	Interest expense(income) incurred
EBC	$-	$-	$-	$59
Edward E. Cohen IRA	-	-	-	109
JKD Investor	-	-	-	210
DGC Fintech Family Trust	-	-	-	359
Fintech Acquisition Corp. II	-	1	-	-
	$-	$1	$-	$737

The following related party transactions are non-routine and are not included in the tables above.

G.  Directors and Employees

The Company has entered into employment agreements with Mr. Cohen and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $46 and $164 for the three and nine months ended September 30, 2018, respectively, and $41 and $177 for the three and nine months ended September 30, 2017, respectively.

In addition, in privately negotiated transactions: (i) on August 29, 2018 the Company purchased 17,555 shares for $176 or $10 per share  from a current member of the board of directors and (ii) on May 25, 2017, the Company purchased 2,774 shares from an employee of the Company for an aggregate purchase price of $33 or $12 per share.  See note 16.

The Company had a sublease agreement for certain office space with Jack DiMaio, vice chairman of the Company’s board of directors.  The Company received payments under this agreement.  The payments were recorded as a reduction in the related rent and utility expenses.  The Company recorded a reduction in the rent and utility expenses in the amount of $0 and $11 for the three and nine months ended September 30, 2017, respectively. This sublease agreement terminated May 31, 2017.

Subsequent to the termination of the sublease agreement, the Company agreed to lease office space from the Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Mr. DiMaio.  The Company recorded $24 and $72 of rent expense for the three and nine months ended September 30, 2018, respectively.

H. FinTech Investor Holdings II, LLC

In July 2018, the Operating LLC acquired publicly traded shares of Fintech Acquisition Corp. II from an unrelated third party for a total purchase price of $2,513.  In connection with this purchase, the Operating LLC agreed with Fintech Investor Holdings II, LLC to not redeem these shares in advance of the merger between Fintech Acquisition Corp. II and Intermex  Holdings II, LLC.  FinTech Investor Holdings II, LLC is considered a related party because Mr. Cohen is the manager of the entity.  In exchange for this agreement to not redeem these shares prior to the merger, as well as the outlay of capital to purchase the publicly traded shares of Fintech Acquisition Corp. II, the Operating LLC received unregistered, restricted shares of common stock of Fintech Acquisition Corp. II from Fintech Investor Holdings II, LLC.  In connection with the merger, Fintech Acquisition Corp. II changed its name to International Money Express, Inc.  The Company recorded principal transactions and other income of $397 in the three and nine months ended September 30, 2018 in connection with the receipt of these restricted shares.

23. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties as of each date shown. These amounts may result from normal operating advances, employee advances, or from timing differences between the transactions disclosed in note 22  and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	September 30, 2018	December 31, 2017
Employees & other	$449	$545
Due from Related Parties	$449	$545

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

Name Change; Common Stock Reverse Stock Split

On September 1, 2017, we filed two Articles of Amendment to our charter with the State Department of Assessments and Taxation of Maryland, pursuant to which we (i) changed our name to “Cohen & Company Inc.,” (ii) effected a 1-for-10 reverse stock split of our Common Stock, and (iii) increased the par value of our Common Stock from $0.001 per share to $0.01 per share.  All share and per share amounts, and exercise and conversion prices for all periods presented herein reflect the reverse split as if it had occurred at the beginning of the first period presented.

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

•

Asset Management: Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of September 30, 2018, we had approximately $3.12 billion in assets under management (“AUM”) of which 86.0% was in CDOs. A significant portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.

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

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of September 30, 2018, 86.0% of our existing AUM were CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008.

A significant portion of our asset management revenue is earned from the management of CDOs.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline as a result of maturities, repayments, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the overall market supply and demand of these investments as well as the individual performance of each investment. Our principal investments are included within other investments, at fair value in our consolidated balance sheets.  See note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Our response to this margin compression has included: (i) building a diversified fixed income trading platform;; (ii) acquiring or building out new product lines; (iii) building a hedging execution and funding operation to service mortgage originators; (iv) becoming a full netting member of the FICC enabling us to expand our matched book repo business (see recent events – expansion of matched book repo business below); and (v) monitoring our fixed costs. Our cost management initiatives are ongoing. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a decline in profitability.

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

Recent Events

Expansion of Matched Book Repo Business

On October 18, 2017, we were informed that we had been approved as a full netting member of the FICC’s Government Services Division.  As a member of the FICC, we have access to the FICC’s GCF repo service that provides netting and settlement services for repurchase transactions where the underlying security is general collateral (primarily US Treasuries and US Agency securities).  The FICC’s GCF repo service provides us with many benefits including more flexible and lower cost of financing, increased liquidity, increased efficiency in trade execution, and guaranteed settlement. We began entering into transactions with the FICC in November 2017.  In connection with receiving approval as a member of the FICC, we agreed to establish and maintain a committed line of credit in a minimum amount of $25,000 on or prior to April 30, 2018.  The FICC reserved the right to terminate our membership if we failed to be in compliance with this condition.  We entered into a $25,000 line of credit arrangement on April 25, 2018.  See note 15 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

ViaNova Capital Group

We recently formed a new subsidiary, ViaNova Capital Group LLC, (“ViaNova”) for the purpose of building a residential transition loan (“RTL”) business.  RTLs are first lien mortgages used by professional investors and real estate developers for financing the purchase and rehabilitation of residential properties.  ViaNova’s business plan includes buying, aggregating, and distributing these loans to produce superior risk-adjusted returns for capital partners through the pursuit of opportunities overlooked by commercial banks.  To that end, we have hired two professionals and are actively seeking capital partners, sourcing partners, and potential trading counterparties.  We had previously considered building this business under another new subsidiary, Concordant Capital Group, LLC (“Concordant”), however, we no longer intend to operate under the business name Concordant.

New U.S. Insurance JV

On May 16, 2018, we committed to invest up to $3,000 in a newly formed joint venture (the “U.S. Insurance JV”) with an outside investor who committed to invest approximately $63,000 of equity in the U.S. Insurance JV.  The U.S. Insurance JV was formed for the purposes of investing in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies and is managed by us.  We are required to invest 4.5% of the total equity of the U.S. Insurance JV with an absolute limit of $3,000.  The U.S. Insurance JV may use leverage to grow its assets.

The insurance company debt that will be acquired by the U.S. Insurance JV may be originated by us and there may be origination fees earned (capped at 1%) in connection with such transactions. We will also earn management fees as manager of the U.S. Insurance JV.  We are entitled to a quarterly base management fee, an annual incentive fee (if certain return hurdles are met), and an additional incentive fee upon the liquidation of the portfolio.

New SPAC Fund

On August 6, 2018, we invested and became the general partner of a newly formed partnership (the “SPAC Fund”) for the purposes of investing in the equity interests of special purpose acquisition companies (“SPACs”).  We are the manager of the SPAC Fund.  We invested $600 in the SPAC Fund.  We are entitled to a quarterly base management fee based on a percentage of the net asset value of the SPAC Fund and an annual incentive allocation based on the actual returns earned by the SPAC Fund. As of September 30, 2018, the net asset value of the SPAC Fund was $15,331.

Amendments to 2013 Convertible Notes

The original maturity date of the 2013 Convertible Notes was September 25, 2018.  Immediately prior to maturity, the 2013 Convertible Notes were held by three parties.  On September 25, 2018, we fully paid off one holder in the amount of $1,461.  We entered into amendments with the remaining two holders: the Edward E. Cohen IRA and the EBC 2013 Family Trust.  Edward E. Cohen is the benefactor of the Edward E. Cohen IRA and is the father of Daniel G. Cohen, the President and Chief Executive of the Company’s European operations and Chairman of the Company’s board of directors.  Daniel G. Cohen is a trustee of the EBC 2013 Family Trust.  Pursuant to the amendments (i) the maturity date of each of the Notes was extended from September 25, 2018 to September 25, 2019; and (ii) the conversion price under each of the Notes was reduced from $30.00 per share of Common Stock to $12.00 per share of Common Stock.  See note 15 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

 Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2018 and 2017.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,		Favorable / (Unfavorable)
	2018	2017	$ Change	% Change
Revenues
Net trading	$20,193	$20,158	$35	0%
Asset management	7,827	6,202	1,625	26%
New issue and advisory	873	3,992	(3,119)	(78)%
Principal transactions and other income	4,872	5,515	(643)	(12)%
Total revenues	33,765	35,867	(2,102)	(6)%

Operating expenses
Compensation and benefits	18,960	17,493	(1,467)	(8)%
Business development, occupancy, equipment	2,236	2,021	(215)	(11)%
Subscriptions, clearing, and execution	6,418	5,169	(1,249)	(24)%
Professional fee and other operating	4,604	5,694	1,090	19%
Depreciation and amortization	176	187	11	6%
Total operating expenses	32,394	30,564	(1,830)	(6)%

Operating income / (loss)	1,371	5,303	(3,932)	(74)%

Non-operating income / (expense)

Interest expense	(6,205)	(4,330)	(1,875)	(43)%
Income / (loss) before income taxes	(4,834)	973	(5,807)	(597)%
Income taxes	(1,259)	148	1,407	951%
Net income / (loss)	(3,575)	825	(4,400)	(533)%
Less: Net income (loss) attributable to the non-controlling interest	(1,530)	274	1,804	658%
Net income / (loss) attributable to Cohen & Company Inc.	$(2,045)	$551	$(2,596)	(471)%

Revenues

Revenues decreased by $2,102, or 6%, to $33,765 for the nine months ended September 30, 2018 from $35,867 for the nine months ended September 30, 2017. As discussed in more detail below, the change was comprised of (i) an increase of $35 in net trading revenue; (ii) an increase of $1,625 in asset management revenue; (iii) a decrease of $3,119 in new issue and advisory revenue; and (iv) a decrease of $643 in principal transactions and other income.

Net Trading

Net trading revenue increased by $35, or 0%, to $20,193 for the nine months ended September 30, 2018 from $20,158 for the nine months ended September 30, 2017.     The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	Nine Months Ended September 30,
	2018	2017	Change
Mortgage	$4,035	$6,051	$(2,016)
Matched book repo	3,450	2,633	817
High yield corporate	7,099	3,609	3,490
Investment grade corporate	586	576	10
SBA	309	536	(227)
Wholesale and other	4,714	6,753	(2,039)
Total	$20,193	$20,158	$35

Our net trading revenue includes unrealized gains on our trading investments as of the applicable measurement date that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized may not be indicative of future results. Furthermore, from time to time, some of the assets included in the investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 8 and 9 to our consolidated financial statements included in this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

We consider our matched book repo business to be subject to significant concentration risk.  See note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	As of September 30,		As of December 31,
	2018	2017	2017	2016
Company sponsored CDOs	$2,687,056	$3,216,419	$3,117,372	$3,439,054
Managed accounts (1)	437,246	337,594	374,510	229,119
Assets under management (2)	$3,124,302	$3,554,013	$3,491,882	$3,668,173

(1)	Managed accounts represent all assets under management that are not company sponsored CDOs.
(2)

In some cases, accounts we manage employ leverage.  In some cases our fees are based on gross assets and in some cases on net assets.  Assets under management included herein is calculated using either the gross or net assets of each managed account or CDO based on whichever serves as the basis for our management fees.

(3)

Asset management fees increased by $1,625, or 26%, to $7,827 for the nine months ended September 30, 2018 from $6,202 for the nine months ended September 30, 2017, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Nine Months Ended September 30,
	2018	2017	Change
CDOs	$3,915	$4,521	$(606)
Other	3,912	1,681	2,231
Total	$7,827	$6,202	$1,625

CDOs

A substantial portion of our asset management fees are earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations

Asset management fees from Company sponsored CDOs decreased by $606 to $3,915 for the nine months ended September 30, 2018 from $4,521 for the nine months ended September 30, 2017. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	Nine Months Ended September 30,
	2018	2017	Change
TruPS and insurance company debt - U.S.	$2,769	$2,926	$(157)
TruPS and insurance company debt - Europe	876	1,171	(295)
Broadly syndicated loans - Europe	270	424	(154)
Total	$3,915	$4,521	$(606)

Asset management fees for TruPS and insurance company debt – U.S. declined primarily because average AUM has declined due to principal repayments on the assets in these securitizations.  In October 2018, one of the securitizations within this group successfully auctioned off its assets and will be liquidated.  In connection with the successful auction, our deferred subordinated management fees were paid.  As a result, we will record revenue of $3,044 and related professional fees and other expense of $1,015 in October 2018.  We will no longer earn any revenue in the future from this securitization.  During the nine months ended September 30, 2018 and 2017 we earned $213 and $232 of management fees, respectively.

Asset management fees for TruPS and insurance company debt – Europe was impacted by the successful auction and liquidation of Dekania Europe 1.  As a result of the auction, we received some deferred subordinated fees and other one-time fees associated with termination.  This particular CDO terminated during the nine months ended September 30, 2018.  The total revenue earned on this CDO was $434 and $516 for the nine months ended September 30, 2018 and 2017, respectively.  In addition to this decrease, we experienced a decline in revenues earned from the remaining CDOs primarily due to principal payments on the assets in these securitizations.

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

Other

Other asset management revenue increased by $2,231 to $3,912 for the nine months ended September 30, 2018 from $1,681 for the nine months ended September 30, 2017.   The increase was primarily due to an increase in AUM as well as performance fees being earned on our managed accounts during 2018.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $3,119, or 78%, to $873 for the nine months ended September 30, 2018 from $3,992 for the nine months ended September 30, 2017.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $643, or 12%, to $4,872 for the nine months ended September 30, 2018, as compared to $5,515 for the nine months ended September 30, 2017.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Nine Months Ended September 30,
	2018	2017	Change
EuroDekania	$786	$(166)	$952
Currency hedges	65	(132)	197
CLO investments	1,826	851	975
Publicly traded equity	1,606	-	1,606
U.S. Insurance JV	2	-	2
SPAC Fund	7	-	7
Total principal transactions	4,292	553	3,739

Alesco X-XVII revenue share	-	1,776	(1,776)
Star Asia revenue share	169	2,873	(2,704)
IIFC revenue share	365	342	23
All other income / (loss)	46	(29)	75
Other income	580	4,962	(4,382)

Total principal transactions and other income	$4,872	$5,515	$(643)

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

The CLO investments represent investments in the most junior tranche of certain CLOs.  The average carrying value of our CLO investments for the nine months ended September 30, 2018 was $13,181 as compared to $5,693 for the nine months ended September 30, 2017.  The income of $1,826 recognized during the nine months ended September 30, 2018 was comprised of $1,330 of investment income, $835 of net unrealized  gain, partially offset by $339 of impairment charges.  The income of $851 recognized during the nine months ended September 30, 2017 was comprised of $938 of investment income, $534 of net unrealized gain, partially offset by $621 of impairment charges.

Publicly traded equity represent unrestricted and restricted equity investments in publicly traded corporations   See note 9 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

The SPAC Fund is an investment company and we carry our investment at the NAV of the fund.  Income recognized in each period is a result of changes in the underlying NAV of the SPAC Fund as well as distributions received. See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

The U.S. Insurance JV is an investment company and we carry our investment at the NAV of the fund.  Income recognized in each period is a result of changes in the underlying NAV of the fund as well as distributions received. See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Income / (Loss)

Other income decreased by $4,382 to $580 for the nine months ended September 30, 2018, as compared to $4,962 for the nine months ended September 30, 2017. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.

The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned in excess of certain thresholds.  These arrangements expire, or have expired, as follows:

•

The Alesco X-XVII revenue share arrangement expired in February 2017.  Included in the revenue share revenue recognized during the nine months ended September 30, 2017, was $1,579 that represented a  contingent amount that became due upon the conclusion of the arrangement.  No further revenue will be earned from this arrangement.

•	The Star Asia revenue share arrangement terminated during the first half of 2018. We earned a large incentive fee on this revenue share in the nine months ended September 30, 2017.
•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $2,045.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $1,830, or 6%, to $32,394 for the nine months ended September 30, 2018 from $30,564 for the nine months ended September 30, 2017. As discussed in more detail below, the change was comprised of (i) an increase of $1,467 in compensation and benefits; (ii) an increase of $215 in business development, occupancy, and equipment; (iii) an increase of $1,249 in subscriptions, clearing, and execution; (iv) a decrease of $1,090 of professional fee and other operating; and (v) a decrease of $11 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $1,467, or 8%, to $18,960 for the nine months ended September 30, 2018 from $17,493 for the nine months ended September 30, 2017.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Nine Months Ended September 30,
	2018	2017	Change
Cash compensation and benefits	$18,503	$16,853	$1,650
Equity-based compensation	457	640	(183)
Total	$18,960	$17,493	$1,467

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $1,650 to $18,503 for the nine months ended September 30, 2018 from $16,853 for the nine months ended September 30, 2017. Our total headcount increased from 84 at September 30, 2017 to 86 at September 30, 2018.

Compensation and benefits expense as a percentage of revenue was 56% for the nine months ended September 30, 2018, compared to 49% for the nine months ended September 30, 2017.  This percentage can fluctuate based on the incentive compensation related to the mix of different total revenues earned, as well as the mix of net trading revenues earned by group during the periods.

Equity-based compensation decreased by $183 to $457 for the nine months ended September 30, 2018 from $640 for the nine months ended September 30, 2017.  The decrease was a result of the fact that there were no restricted stock grants to the board of directors during the nine months ended September 30, 2018.  The board of directors received restricted stock grants in the first quarter of 2017.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $215, or 11%, to $2,236 for the nine months ended September 30, 2018 from $2,021 for the nine months ended September 30, 2017.  The increase was comprised of an increase of $108 from business development and $107 from occupancy and equipment.  The increase in business development costs were mainly the result of increased travel expenses.  The increase in occupancy and equipment was primarily the result of costs incurred with the termination of our London office lease and increased rent from our new New York office lease.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $1,249, or 24%, to $6,418 for the nine months ended September 30, 2018 from $5,169 for the nine months ended September 30, 2017.  The increase was comprised of an increase in subscriptions of $377 and an increase in clearing and execution costs of $873.  Clearing and execution costs increased primarily as a result of our new GCF matched book repo business.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses decreased by $1,090, or 19%, to $4,604 for the nine months ended September 30, 2018 from $5,694 for the nine months ended September 30, 2017. The decrease was comprised of a decrease in professional fees of $1,128 partially offset by an increase  in other operating expense of $38. The decrease in professional fees is primarily the result of significant consulting costs associated with new issue engagements during 2017 at CCFL.

Depreciation and Amortization

Depreciation and amortization decreased by $11, or 6%, to $176 for the nine months ended September 30, 2018 from $187 for the nine months ended September 30, 2017.  The decrease was primarily the result of fixed assets becoming fully depreciated.

Non-Operating Income and Expense

Interest Expense

Interest expense increased by $1,875, or 43%, to $6,205 for the nine months ended September 30, 2018 from $4,330 for the nine months ended September 30, 2017.

INTEREST EXPENSE
(Dollars in Thousands)

	Nine Months Ended September 30,
	2018	2017	Change
Junior subordinated notes	$2,603	$2,466	$137
2013 Convertible Notes	615	605	10
2017 Convertible Note	1,078	794	284
MB Financial	171	-	171
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF	447	-	447
Redeemable Financial Instrument - JKD Capital Partners I LTD	1,291	465	826
	$6,205	$4,330	$1,875

See notes 14 and 15 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $1,407 to income tax expense / (benefit) of ($1,259) for the nine months ended September 30, 2018 from $148 for the nine months ended September 30, 2017.  In the nine months ended September 30, 2018, we estimated that we will incur a net operating loss for 2018 for US income tax purposes.  Therefore, we expect to have additional net operating loss carryforwards available to offset a portion of our deferred tax liability in future years.  The reduction of the deferred tax liability is recorded as an income tax benefit.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the nine months ended September 30, 2018 and 2017 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Nine Months Ended September 30, 2018

	Total		Consolidated
	Operating LLC	Cohen &	Cohen &
	Consolidated	Company Inc.	Company Inc.
Net income / (loss) before tax	$(4,834)	$-	$(4,834)
Income tax expense / (benefit)	39	(1,298)	(1,259)
Net income / (loss) after tax	(4,873)	1,298	(3,575)
Average effective Operating LLC non-controlling interest (1)%	31.40%
Operating LLC non-controlling interest	$(1,530)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Nine Months Ended September 30, 2017

	Total		Consolidated
	Operating LLC	Cohen &	Cohen &
	Consolidated	Company Inc.	Company Inc.
Net income / (loss) before tax	$973	$-	$973
Income tax expense / (benefit)	81	67	148
Net income / (loss) after tax	892	(67)	825
Average effective Operating LLC non-controlling interest (1)%	30.72%
Operating LLC non-controlling interest	$274

(1)Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2018 and 2017.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Favorable / (Unfavorable)
	2018	2017	$ Change	% Change
Revenues
Net trading	$6,816	$5,988	$828	14%
Asset management	2,818	1,779	1,039	58%
New issue and advisory	-	2,012	(2,012)	(100)%
Principal transactions and other income	2,603	222	2,381	1073%
Total revenues	12,237	10,001	2,236	22%

Operating expenses
Compensation and benefits	7,177	4,759	(2,418)	(51)%
Business development, occupancy, equipment	725	738	13	2%
Subscriptions, clearing, and execution	2,433	1,789	(644)	(36)%
Professional fee and other operating	1,483	1,666	183	11%
Depreciation and amortization	63	60	(3)	(5)%
Total operating expenses	11,881	9,012	(2,869)	(32)%

Operating income / (loss)	356	989	(633)	(64)%

Non-operating income / (expense)

Interest expense	(2,185)	(1,606)	(579)	(36)%
Income / (loss) before income taxes	(1,829)	(617)	(1,212)	(196)%
Income taxes	(595)	141	736	522%
Net income / (loss)	(1,234)	(758)	(476)	(63)%
Less: Net income (loss) attributable to the non-controlling interest	(583)	(211)	372	176%
Net income / (loss) attributable to Cohen & Company Inc.	$(651)	$(547)	$(104)	(19)%

Revenues

Revenues increased by $2,236, or 22%, to $12,237 for the three months ended September 30, 2018 from $10,001 for the three months ended September 30, 2017. As discussed in more detail below, the change was comprised of (i) an increase of $828 in net trading revenue; (ii) a decrease of $1,039 in asset management revenue; (iii) a decrease of $2,012 in new issue and advisory revenue; and (iv) an increase of $2,381 in principal transactions and other income.

Net Trading

Net trading revenue increased by $828, or 14%, to $6,816 for the three months ended September 30, 2018 from $5,988 for the three months ended September 30, 2017.     The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	Three Months Ended September 30,
	2018	2017	Change
Mortgage	$1,337	$1,940	$(603)
Matched book repo	1,401	1,091	310
High yield corporate	2,278	1,160	1,118
Investment grade corporate	193	(184)	377
SBA	54	205	(151)
Wholesale and other	1,553	1,776	(223)
Total	$6,816	$5,988	$828

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized may not be indicative of future results. Furthermore, from time to time, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 8 and 9 to our consolidated financial statements included in this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

We consider our matched book repo business to be subject to significant concentration risk.  See note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Asset Management

Asset management fees increased by $1,039, or 58%, to $2,818 for the three months ended September 30, 2018 from $1,779 for the three months ended September 30, 2017, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Three Months Ended September 30,
	2018	2017	Change
CDOs	$1,111	$1,454	$(343)
Other	1,707	325	1,382
Total	$2,818	$1,779	$1,039

CDOs

A substantial portion of our asset management fees are earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction calls and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations

Asset management fees from Company sponsored CDOs decreased by $343 to $1,111 for the three months ended September 30, 2018 from $1,454 for the three months ended September 30, 2017. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	Three Months Ended September 30,
	2018	2017	Change
TruPS and insurance company debt - U.S.	$917	$965	$(48)
TruPS and insurance company debt - Europe	128	389	(261)
Broadly syndicated loans - Europe	66	100	(34)
Total	$1,111	$1,454	$(343)

Asset management fees for TruPS and insurance company debt – U.S. declined primarily because average AUM has declined due to principal repayments on the assets in these securitizations.  In October 2018, one of the securitizations within this group successfully auctioned off its assets and will be liquidated.  In connection with the successful auction, our deferred subordinated management fees were paid.  As a result, we will record revenue of $3,044 and related professional fees and other expense of $1,015 in October 2018.  We will no longer earn any revenue in the future from this securitization. During the three months ended September 30, 2018 and 2017 we earned $70 and $76 of management fees respectively.

Asset management fees for TruPS and insurance company debt – Europe decreased primarily due to the successful auction and liquidation of Dekania Europe 1.  As a result of the auction, we received some deferred subordinated fees and other one time fees associated with termination.  This particular CDO terminated during the three months ended June 30, 2018.  The total revenue earned on this CDO was $0 and $162 for the three months ended September 30, 2018 and 2017, respectively.  In addition to the impact of the auction, the remaining revenue declined because average AUM declined on the remaining CDOs due to principal repayments.

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

Other

Other asset management revenue increased by $1,382 to $1,707 for the three months ended September 30, 2018 from $325 for the three months ended September 30, 2017.   The increase was primarily due to an increase in  performance fees being earned on our managed accounts as well as an increase in AUM during 2018.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $2,012, or 100%, to $0 for the three months ended September 30, 2018 from $2,012 for the three months ended September 30, 2017.

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

In addition, we often incur certain costs related to new issue engagements.  These costs are included as a component of either subscriptions, clearing and execution, or professional fees and other, and will generally be recognized in the same period that the related revenue is recognized.

Principal Transactions and Other Income

Principal transactions and other income increased by $2,381, or 1073%, to $2,603 for the three months ended September 30, 2018, as compared to $222 for the three months ended September 30, 2017.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Three Months Ended September 30,
	2018	2017	Change
EuroDekania	$35	$29	$6
Currency hedges	14	(34)	48
CLO investments	908	68	840
Publicly traded equity	1,434	-	1,434
U.S. Insurance JV	2	-	2
SPAC Fund	7	-	7
Other principal investments	1	-	1
Total principal transactions	2,401	63	2,338

Star Asia revenue share	-	99	(99)
IIFC revenue share	150	127	23
All other income / (loss)	52	(67)	119
Other income	202	159	43

Total principal transactions and other income	$2,603	$222	$2,381

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

The CLO investments represent investments in the most junior tranche of certain CLOs.  The average carrying value of our CLO investments for the three months ended September 30, 2018 was $14,451 as compared to $4,686 for the three months ended September 30, 2017.  The income of $908 recognized during the three months ended September 30, 2018 was comprised of $489 of investment income, $510 of net unrealized gain, which was partially offset by $91 of impairment charges.  The income of $68 recognized during the three months ended September 30, 2017 was comprised of $168  of investment income and $114 of net unrealized gain, partially offset by $214 of impairment charges.

Publicly traded equity represents unrestricted and restricted equity investments in publicly traded corporations   See note 9 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

The SPAC Fund is an investment company and we carry our investment at the NAV of the fund.  Income recognized in each period is a result of changes in the underlying NAV of the SPAC Fund as well as distributions received. See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

The U.S. Insurance JV is an investment company and we carry our investment at the NAV of the fund.  Income recognized in each period is a result of changes in the underlying NAV of the fund as well as distributions received. See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Income / (Loss)

Other income increased by $43 to $202 for the three months ended September 30, 2018, as compared to $159 for the three months ended September 30, 2017. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.

The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned in excess of certain thresholds.  These arrangements expire, or have expired, as follows:

•	The Star Asia revenue share arrangement terminated during the first half of 2018.
•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $2,045.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $2,869, or 32%, to $11,881 for the three months ended September 30, 2018 from $9,012 for the three months ended September 30, 2017. As discussed in more detail below, the change was comprised of (i) an increase of $2,418 in compensation and benefits; (ii) a decrease of $13 in business development, occupancy, and equipment; (iii) an increase of $644 in subscriptions, clearing, and execution; (iv) a decrease of $183 of professional fee and other operating expenses; and (v) an increase of $3 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $2,418, or 51%, to $7,177 for the three months ended September 30, 2018 from $4,759 for the three months ended September 30, 2017.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Three Months Ended September 30,
	2018	2017	Change
Cash compensation and benefits	$7,011	$4,665	$2,346
Equity-based compensation	166	94	72
Total	$7,177	$4,759	$2,418

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $2,346 to $7,011 for the three months ended September 30, 2018 from $4,665 for the three months ended September 30, 2017.  This increase was primarily the result of an increase in incentive compensation that is tied to revenue and operating profitability and an increase in headcount.  Our total headcount increased from 84 at September 30, 2017 to 86 at September 30, 2018.

Compensation and benefits expense as a percentage of revenue was 59% for the three months ended September 30, 2018, compared to 48% for the three months ended September 30, 2017.  This percentage can fluctuate based on the incentive compensation related to the mix of different total revenues earned, as well as the mix of net trading revenues earned by group during the periods.

Equity-based compensation increased by $72 to $166 for the three months ended September 30, 2018 from $94 for the three months ended September 30, 2017.  The increase was due to an increase in stock grants to employees due to additional grants issued in 2018.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $13, or 2%, to $725 for the three months ended September 30, 2018 from $738 for the three months ended September 30, 2017.  The decrease was comprised of a decrease in business development expense of $20 partially offset by an increase in occupancy and equipment of $7.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $644, or 36%, to $2,433 for the three months ended September 30, 2018 from $1,789 for the three months ended September 30, 2017.  The increase was comprised of an increase in subscriptions of $158 and an increase in clearing and execution of $485.

Professional fee and Other Operating Expenses

Professional fee and other operating expenses decreased by $183, or 11%, to $1,483 for the three months ended September 30, 2018 from $1,666 for the three months ended September 30, 2017. The decrease is comprised of a decrease in professional fees of $265 partially offset by an increase in other operating expenses of $82.  The decrease in professional fees is primarily the result of significant consulting costs associated with new issue engagements during 2017 at CCFL.

Depreciation and Amortization

Depreciation and amortization increased by $3, or 5%, to $63 for the three months ended September 30, 2018 from $60 for the three months ended September 30, 2017.  The increase was primarily the result of new asset purchases related to our new New York office lease.

Non-Operating Income and Expense

Interest Expense

Interest expense increased by $579, or 36%, to $2,185 for the three months ended September 30, 2018 from $1,606 for the three months ended September 30, 2017.

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended September 30,
	2018	2017	Change
Junior subordinated notes	$896	$833	$63
2013 Convertible Notes	207	204	3
2017 Convertible Note	365	359	6
MB Financial	99	-	99
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF	203	-	203
Redeemable Financial Instrument - JKD Capital Partners I LTD	415	210	205
	$2,185	$1,606	$579

See notes 14 and 15 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $736 to income tax expense / (benefit) of $(595) for the three months ended September 30, 2018 from $141 for the three months ended September 30, 2017.  In the three months ended September 30, 2018, we estimated that we will incur a net operating loss for 2018 for US income tax purposes.  Therefore, we expect to have additional net operating loss carryforwards available to offset a portion of our deferred tax liability in future years.  The reduction of the deferred tax liability is recorded as an income tax benefit.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended September 30, 2018 and 2017 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended September 30, 2018

	Total		Consolidated
	Operating LLC	Cohen &	Cohen &
	Consolidated	Company Inc.	Company Inc.
Net income / (loss) before tax	$(1,829)	$-	$(1,829)
Income tax expense / (benefit)	14	(609)	(595)
Net income / (loss) after tax	(1,843)	609	(1,234)
Average effective Operating LLC non-controlling interest (1)%	31.63%
Operating LLC non-controlling interest	$(583)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended September 30, 2017

	Total		Consolidated
	Operating LLC	Cohen &	Cohen &
	Consolidated	Company Inc.	Company Inc.
Net income / (loss) before tax	$(617)	$-	$(617)
Income tax expense / (benefit)	73	68	141
Net income / (loss) after tax	(690)	(68)	(758)
Average effective Operating LLC non-controlling interest (1)%	30.58%
Operating LLC non-controlling interest	$(211)

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

On October 31, 2018, our board of directors declared a cash dividend of $0.20 per share, which will be paid on our Common Stock on November 30, 2018 to stockholders of record on November 16, 2018.  A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

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

During the nine months ended September 30, 2018, we repurchased 40,202 shares in the open market under the 10b5-1 Plan for a total purchase price of $425.  During the nine months ended September 30, 2017, we repurchased 5,720 shares in the open market under the 10b5-1 Plan for a total purchase price of $66.

During the three months ended September 30, 2018, we repurchased 10,390 shares in the open market under the 10b5-1 Plan for a total purchase price of $105.  During the three months ended September 30, 2017, we repurchased 5,440 shares in the open market under the 10b5-1 Plan for a total purchase price of $63.

In addition, in privately negotiated transactions: (i) on August 29, 2018 the Company purchased 17,555 shares for $176 or $10 per share  from a current member of the board of directors and (ii) on May 25, 2017, the Company purchased 2,774 shares from an employee of the Company for an aggregate purchase price of $33 or $12 per share.

All of the repurchases noted above were completed using cash on hand.

During the nine months ended September 30, 2017, the Operating LLC issued the 2017 Convertible Note in an aggregate principal amount of $15,000 to DGC Family Fintech Trust.  Also, during the nine months ended September 30, 2017, we received an additional $1,000 investment from the JKD Investor.  Finally, during the three months ended September 30, 2017, we received an additional $10,000 investment from the issuance of our redeemable financial instrument-DGC Fintech Trust/CBF.

During the nine months ended September 30, 2018, we entered into a credit facility with MB Financial Bank, N.A.; however, no amounts were drawn.  Also, during this period, we repaid $1,461 of our 2013 Convertible Notes and extended the maturity of the 2013 Convertible Notes by one year.   See note 15 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

We have seven primary uses for capital:

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

(2) To fund the expansion of our Asset Management business segment.  We generally grow our assets under management by sponsoring new investment vehicles.  The creation of a new investment vehicle often requires us to invest a certain amount of our own capital to attract outside capital to manage.  Also, these new investment vehicles often require warehouse and other third party financing to fund the acquisition of investments.  Finally, we generally will hire employees to manage new vehicles and will operate at a loss for a startup period.

(3) To fund investments. We make principal investments to generate returns.  We may need to raise additional debt or equity financing in order to ensure we have the capital necessary to take advantage of attractive investment opportunities.

(4) To fund mergers or acquisitions. We may opportunistically use capital to acquire other asset managers, individual asset management contracts, or financial services firms. To the extent our liquidity sources are insufficient to fund our future merger or acquisition activities, we may need to raise additional funding through an equity or debt offering. No assurances can be given that additional financing will be available in the future, or that if available, such financing will be on favorable terms.

(5) To fund potential dividends and distributions. During the third quarter of 2010 and for each subsequent quarter through September 30, 2018, the board of directors has declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of Cohen & Company Inc.

(6) To fund potential repurchases of Common Stock.  The Company has opportunistically repurchased Common Stock in private transactions as well through its 10b5-1 Plan.  See note 16 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

(7) To pay off debt as it matures: The Company has indebtedness that must be repaid as it matures. See note 15 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of September 30, 2018 and December 31, 2017, we maintained cash and cash equivalents of $5,166 and $22,933, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Nine Months Ended
	2018	2017
Cash flow from operating activities	$(599)	$(20,331)
Cash flow from investing activities	(13,289)	2,969
Cash flow from financing activities	(3,723)	23,933
Effect of exchange rate on cash	(156)	346
Net cash flow	(17,767)	6,917
Cash and cash equivalents, beginning	22,933	15,216
Cash and cash equivalents, ending	$5,166	$22,133

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Nine Months Ended September 30, 2018

As of September 30, 2018, our cash and cash equivalents were $5,166, representing a decrease of $17,767 from December 31, 2017. The decrease was attributable to cash used by operating activities of $599, cash used by investing activities of $13,289, cash used by financing activities of $3,723, and the decrease in cash caused by the change in exchange rates of $156.

The cash used by operating activities of $599 was comprised of (a) net cash inflows of $8,159 related to working capital fluctuations; (b) net cash outflows of  $2,006 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash outflows from other earnings items of $6,752 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, equity based compensation, depreciation and amortization, and amortization of discount on debt).

The cash used by investing activities of $13,289 was comprised of (a) $25,802 of cash used to purchase other investments, at fair value;  (b) $579 of cash used to purchase furniture, equipment, and leasehold improvements; partially offset by (c) $13,092 in cash provided by sales and returns of investments, at fair value.

The cash used by financing activities of $3,723 was comprised of (a) $1,461 repayments of convertible debt; (b)$525 in cash used to pay debt issuance costs; (c) $75 in cash used to settle equity awards; (d) $601 in purchase and retirement of Common Stock; (e)  $319 in non-controlling interest distributions; and (f) $742 in dividends paid to shareholders.

Nine Months Ended September 30, 2017

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

The cash provided by financing activities of $23,933 was comprised of (a) $15,000 of cash proceeds from the issuance of convertible debt; and (b) $11,000 of additional proceeds from the redeemable financial instruments which was comprised of $1,000 of additional investment on the redeemable financial instrument – JKD Capital and $10,000 in proceeds from the issuance of the redeemable financial instrument – DGC Family Fintech Trust/CBF; partially offset by (c) $800 of payments for debt issuance costs; (d) $100 in cash used to settle equity awards; (e) $104 in purchase and retirement of Common Stock; (f) $319 in non-controlling interest distributions; and (g) $744 in dividends paid to shareholders.

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFL in the United Kingdom. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at September 30, 2018 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)
United States	$250
United Kingdom	1,080
Total	$1,330

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at September 30, 2018, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $53,549. See note 17 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the nine months ended September 30, 2018 and the twelve months ended December 31, 2017 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Nine Months Ended September 30, 2018	For the Twelve Months Ended December 31, 2017
Receivables under resale agreements
Period end	$4,464,324	$1,680,883
Monthly average	2,492,336	539,332
Maximum month end	4,464,324	1,680,883
Securities sold under agreements to repurchase
Period end	$4,506,628	$1,692,279
Monthly average	2,530,781	545,029
Maximum month end	4,506,628	1,692,279

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

Debt Financing

As of September 30, 2018, we had the following sources of debt financing other than securities financing arrangements: (1) convertible senior notes, comprised of the 2013 Convertible Notes and the 2017 Convertible Note and (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I.

See note 15 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	As of September 30, 2018	As of December 31, 2017	Interest Rate Terms	Interest (4)	Maturity
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	$15,000	$15,000	Fixed	8.00%	March 2022 (1)
8.00% convertible senior notes (the "2013 Convertible Notes")	6,786	8,248	Fixed	8.00%	September 2019 (2)
Less unamortized debt issuance costs	(1,039)	(1,343)
	20,747	21,905
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	6.34%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	6.49%	March 2035
Less unamortized discount	(25,500)	(25,853)
	22,625	22,272

MB Financial Bank, N.A. Credit Facility	-	-	Variable	N/A	April 2020

Total	$43,372	$44,177

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

(2)

The holders of the 2013 Convertible Notes may convert all or any part of the outstanding principal amount of the 2013 Convertible Notes at any time prior to maturity into shares of Common Stock at a conversion price of $12.00 per share, subject to customary anti-dilution adjustments.

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

Redeemable Financial Instruments

As of September 30, 2018, we have the following sources of financing that we account for as redeemable financial instruments.  See note 14 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in thousands)

	As of September 30, 2018	As of December 31, 2017
JKD Capital Partners I LTD	$6,732	$6,732
DGC Family Fintech Trust / CBF	10,000	10,000
Total	$16,732	$16,732

Off-Balance Sheet Arrangements

Other than as described in note 10 (derivative financial instruments) and note 13 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of September 30, 2018.

Contractual Obligations

The table below summarizes our significant contractual obligations as of September 30, 2018 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 2013 Convertible Notes and 2017 Convertible Note are not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements.

CONTRACTUAL OBLIGATIONS
September 30, 2018
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$11,361	$1,182	$2,701	$1,904	$5,574
Maturity of 2013 Convertible Notes (1)	6,786	6,786	-	-	-
Interest on 2013 Convertible Notes (1)	671	671	-	-	-
Maturity of 2017 Convertible Note (1)	15,000	-	-	15,000	-
Interest on 2017 Convertible Note (1)	4,435	1,200	2,403	832	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	55,178	3,092	6,184	6,184	39,718
Redeemable Financial Instrument - JKD Capital Partners 1 (3)	6,732	-	6,732	-	-
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF (3)	10,000	-	10,000	-	-
Minimum variable payment due on Redeemable Financial Instruments (4)	640	320	320	-	-
Other Operating Obligations (5)	5,506	2,460	2,078	930	38
	$164,434	$15,711	$30,418	$24,850	$93,455

(1)	Assumes the 2013 Convertible Notes and 2017 Convertible Note are not converted prior to maturity.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 6.339% (based on a 90-day LIBOR rate in effect as of September 30, 2018 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 6.546% (based on a 90-day LIBOR rate in effect as of September 30, 2018 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In February 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10).  The amendments in ASU 2016-01, among other things, require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and liabilities by measurement category and form of financial asset; and eliminate the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  We are currently evaluating the impact of these amendments on the presentation of our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases with the exception of short-term leases:  (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessor accounting is largely unchanged.  In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new standard and ASU 2018-11, Leases, (Topic 842):  Targeted Improvement,  allowing for application of the standard at the adoption date, with recognition of a cumulative adjustment to the opening balance of retained earnings in the period of adoption. The amendments in the  ASUs are effective for entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted.  We expect to adopt this new guidance effective January 1, 2019.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements. We have preliminarily determined that adoption will result in an increase in our assets and liabilities.  We expect the cumulative effect adjustment will be immaterial.

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

In August 2017, the FASB issued ASU 2017-12, Derivative and Hedging –  Targeted Improvements to Accounting for Hedging Activities (Topic 815).  This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments refine and expand hedge accounting for both financial and commodity risks and it contains provisions to create more transparency and clarify how economic results are presented. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The amendments provide the option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded. This ASU is effective for all organizations for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting.  The amendments expand the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services.  Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU is effective for all organizations for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020.  Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, FairValue Measurement (Topic 820): Disclosure Framework  –Changes to the Disclosure Requirements for Fair Value Measurement.    The ASU modifies the disclosure requirements in Topic 820, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. Early adoption is permitted.  We are currently evaluating the effect, if any, that the ASU will have on our financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the nine months ended September 30, 2018, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point(“bps”) adverse shift across the entire yield curve. Based on this analysis, as of September 30, 2018, we would incur a loss of $5,530 if the yield curve rises 100 bps across all maturities and a gain of $5,530 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment that is denominated in Euros.  The fair value of this investment is subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of September 30, 2018, our equity price sensitivity was $1,206 and our foreign exchange currency sensitivity was $45.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of September 30, 2018, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $3,285 as of September 30, 2018.

Counterparty Risk and Settlement Risk

We are subject to counterparty risk primarily in two areas: (i) our collateralized securities transactions described in note 11 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q and (ii) our TBA and other forward agency MBS activities described in note 10 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. With respect to the matched book repo financing activities, our risk is that the counterparty does not fulfill its obligation to repurchase the underlying security when it is due. In this case, we would typically liquidate the underlying security, which may result in a loss if the security has declined in value in relation to the balance due from the counterparty under the reverse repurchase agreement.

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

In the case of TBA and other forward agency MBS activities, we sometimes require counterparties to post margin with us when  the market value of the underlying TBA trade declines. If the counterparty fails to post margin, we will close out the underlying trade. In the case of TBA and other forward agency MBS activities, we will sometimes obtain initial margin or a cash deposit from the counterparty, which serves a purpose similar to the haircut as an additional buffer against losses. However, some of our TBA and other forward agency MBS activities are done without initial margin or cash deposits.

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

We manage these risks in the following ways:

1.

We monitor the weighted average maturity of our reverse repurchase agreements as compared to the weighted average maturity of our repurchase agreements on a daily basis.  We limit the difference between the weighted average maturities based on market conditions.

2.

We obtain a significantly higher haircut on our reverse repurchase agreements as compared to the required haircut on our repurchase agreements.  This excess haircut provides a cushion if the repurchase agreement counterparty were to increase its required haircut.

3.

We limit the practice of having longer term reverse repurchase agreements as compared to matched repurchase agreements to high quality collateral types that are typically very liquid and have stable funding markets.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2018. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Incorporated by reference to the headings titled “Legal and Regulatory Proceedings” in note 19 to the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
July 1, 2018 to July 31, 2018	2,566	$10.99	2,566	$38,191
August 1, 2018 to August 31, 2018	20,049	$10.00	20,049	$37,990
September 1, 2018 to September 30, 2018	5,330	$9.90	5,330	$37,938
Total	27,945		27,945

(1)

On August 3, 2007, our board of directors authorized us to repurchase up to $50,000 of our Common Stock from time to time in open market purchases or privately negotiated transactions.  The repurchase plan was publicly announced on August 7, 2007.

Item  6.Exhibits

Exhibit No.	Description
10.1

Amendment No. 1 to Convertible Senior Promissory Note, dated September 25, 2018, by and between Cohen & Company Inc. and the Edward E. Cohen IRA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 25, 2018).

10.2

Amendment No. 1 to Convertible Senior Promissory Note, dated September 25, 2018, by and between Cohen & Company Inc. and the EBC 2013 Family Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 25, 2018).

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2018 and 2017, (iii) the Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2018 (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.**

*

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

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN

Lester R. Brafman
Date: November 2, 2018		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.

Joseph W. Pooler, Jr.
Date: November 2, 2018		Executive Vice President, Chief Financial Officer, and Treasurer