Form 10-K
period 2018-12-31
Cohen & Co Inc.
filed 2019-03-08
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-32026

COHEN & COMPANY INC.

(Exact name of registrant as specified in its charter)

Maryland	16-1685692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Cira Centre
2929 Arch Street, Suite 1703 Philadelphia, Pennsylvania	19104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 701-9555

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NYSE AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.   Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a  non-accelerated filer,  a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”,  “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $9.9 million.

As of March 4,  2019, there were 1,218,924 shares of Common Stock of Cohen & Company Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors.” Actual results may differ materially as a result of various factors, some of which are outside our control, including the following:

•	a decline in general economic conditions or the global financial markets;
•	losses caused by financial or other problems experienced by third parties;
•	losses due to unidentified or unanticipated risks;
•	losses (whether realized or unrealized) on our principal investments;
•

a lack of liquidity, i.e., ready access to funds for use in our businesses, including the availability of securities financing from our clearing agency and the Fixed Income Clearing Corporation the (“FICC”);

•	the ability to attract and retain personnel;
•	the ability to meet regulatory capital requirements administered by federal agencies;
•	an inability to generate incremental income from acquired, newly established or expanded businesses;
•	unanticipated market closures due to inclement weather or other disasters;
•	the volume of trading in securities including collateralized securities transactions;
•	the liquidity in capital markets;
•	the credit-worthiness of our correspondents, trading counterparties, and banking and margin customers;
•	changing interest rates and their impacts on U.S. residential mortgage volumes;
•	competitive conditions in each of our business segments;
•	the availability of borrowings under credit lines, credit agreements, warehouse agreements, and our credit facilities;
•	our continued membership in the FICC;
•	the potential misconduct or errors by our employees or by entities with whom we conduct business; and
•	the potential for litigation and other regulatory liability.

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

Name Change; Common Stock Reverse Stock Split

On September 1, 2017, the Company filed two Articles of Amendment to its charter with the State Department of Assessments and Taxation of Maryland, pursuant to which the Company (i) changed its name to “Cohen & Company Inc.”; (ii) effected a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock (“Common Stock”); and (iii) increased the par value of the Common Stock from $0.001 per share to $0.01 per share.  All share and per share amounts for all periods presented herein reflect the reverse split as if it had occurred as of the beginning of the first period presented.

Certain Terms Used in this Annual Report on Form 10-K

In this Annual Report on Form 10-K, unless otherwise noted or as the context otherwise requires, the “Company,” “we,” “us,” and “our” refer to Cohen & Company Inc. (formerly Institutional Financial Markets, Inc.), a Maryland corporation and its subsidiaries on a consolidated basis; and “Cohen & Company, LLC” (formerly IFMI, LLC) or the “Operating LLC” refer to the main operating subsidiary of the Company.

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

INFORMATION REGARDING COHEN & COMPANY INC.

Overview

We are a financial services company specializing in fixed income markets. We were founded in 1999 as an investment firm focused on small-cap banking institutions but have grown to provide an expanding range of capital markets and asset management services. Our business segments are Capital Markets, Asset Management, and Principal Investing. Our Capital Markets business segment consists of fixed income sales, trading, and matched book repo financing as well as new issue placements in corporate and securitized products and advisory services, operating primarily through our subsidiaries, JVB in the United States and CCFL in Europe. Our Asset Management business segment manages assets through investment vehicles, such as collateralized debt obligations (“CDOs”), managed accounts, and investment funds; collectively (“Investment Vehicles”). As of December 31, 2018, we had approximately $2.9 billion of assets under management (“AUM”) in fixed income assets in a variety of asset classes including United States and European bank and insurance trust preferred securities (“TruPS”) and European corporate loans. A substantial portion of our AUM, 83.7%, was in CDOs we manage, which were all securitized prior to 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.  Our Principal Investing business segment is comprised primarily of investments that we have made for the purpose of earning an investment return rather than investments made to support our trading, matched book repo, or other capital markets business activity.

Capital Markets

Our Capital Markets business segment consists primarily of fixed income sales, trading, and matched book repo financing as well as new issue placements in corporate and securitized products and advisory services operated through our subsidiaries, JVB in the United States and CCFL in Europe.

In 2018, we formed a new subsidiary, ViaNova Capital Group LLC, (“ViaNova”) for the purpose of building a residential transition loan (“RTL”) business.  RTLs are small balance commercial loans that are secured by first lien mortgages used by professional investors and real estate developers for financing the purchase and rehabilitation of residential properties.  ViaNova’s business plan includes buying, aggregating, and distributing these loans to produce superior risk-adjusted returns for capital partners through the pursuit of opportunities overlooked by commercial banks.  To that end, we have hired two professionals and entered into a $12.5 million line of credit with LegacyTexas Bank (see notes 4 and 18 to our consolidated financial statements included in this Annual Report on Form 10-K).  As of December 31, 2018, we had not yet acquired any RTL assets.

Since January 2014, our Capital Markets business segment has consisted of JVB as our sole operating U.S. broker dealer and CCFL, which is regulated by the FCA in the United Kingdom.  JVB operates under our JVB Holdings subsidiary and is a member of Financial Industry Regulatory Authority (“FINRA”) and the Securities Industry Protection Corporation (“SIPC”).

Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds and loans, asset-backed securities (“ABS”), MBS, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, Small Business Administration loans (“SBA loans”), U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, hybrid capital of financial institutions including TruPS, whole loans, other structured financial instruments, and, most recently, RTLs.

In 2012, we established a trading desk for “to-be-announced” securities (“TBAs”) as part of our mortgage group. TBAs are forward mortgage-backed securities whose collateral remains unknown until just prior to the trade settlement. The forward collateral types are exclusively issued by United States government agencies, such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Government National Mortgage Association (“Ginnie Mae”). One objective of our mortgage group is to provide capital markets execution services to small and middle market institutional mortgage originators who hedge their mortgage pipelines. In addition to providing credit for MBS trading lines and execution services, our mortgage group offers trading of specified pools and financing for qualified originators. Our mortgage group offers a range of solutions for institutional clients seeking to enhance their mortgage pipeline execution and overall portfolio profitability.  In addition, our mortgage group acts as an intermediary between borrowers and lenders of short-term funds and provides funding for various inventory positions through the use of repurchase agreements.

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

•

Gestational Repo: For several years, JVB has operated a matched book gestational repo program. Gestational repo involves entering into repurchase and reverse repurchase agreements where the underlying collateral security represents a pool of newly issued mortgage loans. The borrowers (the reverse repurchase agreement counterparties) are generally mortgage originators. The lenders (the repurchase agreement counterparties) are a diverse group of counterparties comprised of banks, insurance companies, and other financial institutions.

•

GCF Repo: On October 18, 2017, we were notified that JVB had been approved as a full netting member of the FICC’s Government Securities Division and we began entering into transactions with the FICC in November 2017.  As a member of the FICC, JVB has access to the FICC’s GCF repo service, which provides netting and settlement services for repurchase transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities). The FICC’s GCF repo service provides us with many benefits including more flexible and lower cost of financing, increased liquidity, increased efficiency in trade execution, and guaranteed settlement. The borrowers (the reverse repurchase agreement counterparties) are a diverse group of financial institutions including hedge funds, registered investment funds, REITs, and other similar counterparties. The lender (the repurchase agreement counterparty) is primarily the FICC itself. As a condition to our membership, we entered into the $25 million line of credit arrangement (the “2018 MB LOC”) on April 25, 2018 with MB Financial Bank, N.A. (“MB Financial”).  See notes 18 and 31 to our consolidated financial statements included in this Annual Report on Form 10-K. The FICC reserves the right to terminate our membership if we fail to be in compliance with this condition. Without access to the FICC’s GCF repo service, any expansion of our matched book repo business will be limited.

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

In early 2008, our management team made the strategic decision to restructure our Capital Markets business model from exclusively focusing on TruPS and structured credit products to a more traditional fixed income broker-dealer platform with more diversified revenue streams primarily from trading activity. In the ensuing years, we hired many sales and trading professionals with expertise in areas that complement our core competency in structured credit. In 2011, our acquisitions of JVB and PrinceRidge further expanded our Capital Markets platform. As a result of these acquisitions, offset by subsequent downsizings, our Capital Markets staffing increased from six sales and trading professionals at the beginning of 2008, to over 230 professionals in mid-2011, and decreased to 58 professionals as of December 31, 2018. We continue to explore opportunities to add complementary distribution channels, hire experienced talent, expand our presence across asset classes, and bolster the service capabilities of our Capital Markets business segment.

Our Capital Markets business segment generates revenue through the following activities: (1) trading activities, which include execution and brokerage services, matched book repo, riskless trading activities as well as gains and losses (unrealized and realized), and income and expense earned on securities classified as trading, and (2) new issue and advisory revenue comprised of (a) origination fees for newly created financial instruments originated by us, (b) revenue from advisory services, and (c) new issue revenue associated with arranging and placing the issuance of newly created financial instruments. Our Capital Markets business segment has offices in Boca Raton (Florida), Cold Spring Harbor (New York),  Hunt Valley (Maryland), London (England), New York City (New York), Paris (France), and Philadelphia (Pennsylvania).

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

During the first quarter of 2014, we stopped providing investment banking and advisory services in the United States as a result of the loss of certain of JVB’s former employees. Currently, JVB’s primary source of new issue revenue is from originating assets into our U.S. insurance investment funds and CCFL’s primary source of new issue revenue is from originating assets into the PriDe funds as more fully described below.

Asset Management

Our Asset Management business segment has managed assets within a variety of Investment Vehicles. We earn management fees for our ongoing asset management services provided to these Investment Vehicles, which may include fees both senior and subordinate to the securities issued by the Investment Vehicles. Management fees are based on the value of the AUM or the investment performance of the vehicle, or both. As of December 31, 2018, we had $2.9 billion in AUM, of which 83.7% was in CDOs we manage.

Our AUM was $2.9 billion at December 31, 2018, but it has declined year-to-year since 2007. AUM refers to assets under management and equals the sum of: (1) the gross assets included in the CDOs that we have sponsored and/or manage; plus (2) the net asset value (“NAV”) of the Other Investment Vehicles we manage. Our calculation of AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to any definition of AUM that may be used in our management agreements.

Currently, a substantial portion of our AUM is in CDOs that we manage. A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes secured by the assets. In the event of a default, the lender will have recourse only to the assets securing the loan. We have originated assets for, served as co-placement agent for, and continue to manage this type of Investment Vehicle, which is generally structured as a trust or other special purpose vehicle. In addition, we invested in some of the debt and equity securities initially issued by certain CDOs, gains and losses of which are recorded in our Principal Investing business segment.

These structures can hold different types of securities. Historically, we focused on the following asset classes: (1) United States and European bank and insurance TruPS and subordinated debt; (2) United States ABS, such as MBS and commercial real estate loans; (3) United States and European corporate loans; and (4) United States obligations of non-profit entities.

The credit crisis caused available liquidity, particularly through CDOs and other types of securitizations, to decline precipitously. Our ability to accumulate assets for securitization effectively ended with the market disruption. We securitized $14.8 billion of assets in 16 trusts during 2006, $17.8 billion of assets in 16 trusts during 2007, $400 million of assets in one trust during 2008, and zero assets in zero trusts since 2009.

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

As of December 31, 2018, we had three subsidiaries that act as collateral managers and investment advisors to the CDOs that we manage. With the exception of CCFL, these entities are registered investment advisors under the Investment Advisers Act of 1940 (the “Investment Advisers Act”). CCFL is regulated by the FCA.

Subsidiary	Product Line	Asset Class
Cohen & Company Financial Management, LLC (“CCFM”)	Alesco	Bank and insurance TruPS, subordinated debt of primarily United States companies
Dekania Capital Management, LLC (“DCM”)	Dekania Europe 1 & 2	Bank and insurance TruPS, subordinated debt of primarily European companies
CCFL	Munda CLO, Dekania Europe 3	Corporate loans, broadly syndicated leverage loans, bank and insurance TruPS and subordinated debt, commercial real estate debt of primarily European companies

The table below shows changes in our AUM by product line for the last five years.

ASSETS UNDER MANAGEMENT
(Dollars in Millions)
	As of December 31,
	2018	2017	2016	2015	2014
Alesco (1) (2)	$2,112	$2,469	$2,614	$2,611	$2,704
Dekania Europe (3) (4)	171	402	495	643	820
Kleros (5) (6)	-	-	-	-	36
Munda (3)	103	246	330	492	723
Total CDO AUM	2,386	3,117	3,439	3,746	4,283
Other Investment Vehicles (7) (8)	466	375	229	166	14
Total AUM	$2,852	$3,492	$3,668	$3,912	$4,297

(1)

During 2014, we entered into a sub-advisory agreement to employ Mead Park Advisors, LLC to render advice and assistance with respect to collateral management services to the Alesco portfolios.  On March 30, 2017, the sub-advisory agreement with Mead Park Advisors, LLC was terminated, and we entered into a sub-advisory agreement with another unrelated third party provider effective March 30, 2017.  See note 29 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	During 2018, the Alesco II CDO liquidated after a successful auction.
(3)	Dekania Europe and Munda portfolios are denominated in Euros. For purposes of the table above they have been converted to U.S. dollars at the prevailing exchange rates at the points in time presented.
(4)	During 2018, the Dekania Europe I CDO liquidated after a successful auction.
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

(6)

During 2013 and 2014, we resigned as collateral manager of three of the Kleros deals and two of the Libertas deals. For the Kleros deals, our resignations were effective in August 2013, June 2014, and July 2014. For the Libertas deals, our resignations were effective in February 2014 and June 2014.

(7)	During 2018, DCM became the manager of the newly formed U.S. Insurance JV, which accounted for $43 million of our AUM as of December 31, 2018.
(8)	During 2018, CCFM became the manager of the newly formed SPAC Fund, which accounted for $15.4 million of our AUM as of December 31, 2018.

A description of our CDO product lines that were under management as of December 31, 2018 is set forth below.

Alesco and Dekania. As of December 31, 2018, we managed eight Alesco deals and two Dekania Europe deals, which were initially securitized during 2003 to 2007. CCFM manages our Alesco platform. During 2018, one of the Alesco deals was liquidated after a successful auction. DCM manages the second Dekania Europe deal that was issued and was the manager of the first Dekania Europe deal that was issued until its successful auction and liquidation during 2018. CCFL manages the third Dekania Europe deal that was issued. During 2014, the two Dekania U.S. deals, which were managed by DCM, were liquidated after successful auctions. During 2014, we entered into a sub-advisory agreement to employ Mead Park Advisors, LLC to render advice and assistance with respect to collateral management services to the Alesco portfolios. On March 30, 2017, the sub-advisory agreement with Mead Park Advisors, LLC was terminated, and we entered into a sub-advisory agreement with another unrelated third-party provider effective March 30, 2017.

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

A description of our other Investment Vehicles that were under management as of December 31, 2018 is set forth below.

PriDe Funds.  In July 2014, CCFL became the investment advisor of a newly created French investment fund with total commitments of €238 million (“PriDe Fund I”), and an initial investment period of two years and a maturity date of July 2026.  In January 2017, the second fund in the series of these funds (together with PriDe Fund I, the “PriDe Funds”) closed with total commitments of €303.5 million, and an initial investment period of three years and a maturity date of January 2030. The PriDe Funds earn investment returns by investing in a diversified portfolio of debt securities issued by small and medium sized European insurance companies.  CCFL earns management fees and performance fees if returns exceed certain thresholds. We have not made an investment, nor do we expect to make any investment, in the PriDe Funds. AUM of the PriDe Funds was $367.0 million at December 31, 2018.  In late 2017, we hired an industry veteran to oversee the development of the Company’s U.S. Insurance Asset Management Platform as a complement to our existing focus on insurance related investments.

U.S. Insurance JV. In May 2018, we committed to invest up to $3.0 million in a newly formed joint venture (the “U.S. Insurance JV”) with an outside investor who committed to invest approximately $63.0 million of equity in the U.S. Insurance JV.  The U.S. Insurance JV was formed for the purposes of investing in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies and is managed by DCM. We are required to invest 4.5% of the total equity of the U.S. Insurance JV with an absolute limit of $3.0 million. The U.S. Insurance JV may use leverage to grow its assets. As of December 31, 2018, the net asset value of the U.S. Insurance JV was $42.8 million, and we had invested $1.9 million into the U.S. Insurance JV. In addition, the insurance company debt that will be funded by the U.S. Insurance JV may be originated by us and there may be origination fees earned in connection with such transactions. We will also earn management fees as manager of the U.S. Insurance JV.  We are entitled to a quarterly base management fee, an annual incentive fee (if certain return hurdles are met), and an additional incentive fee upon the liquidation of the portfolio (if certain return hurdles are met).

SPAC Fund. In August 2018, we invested in and became the general partner of a newly formed partnership (the “SPAC Fund”), which was created for the purposes of investing in the equity interests of special purpose acquisition companies (“SPACs”).  As of December 31, 2018, we have invested $0.6 million in the SPAC Fund. CCFM is the manager of the SPAC Fund and is entitled to a quarterly base management fee based on a percentage of the net asset value of the SPAC Fund and an annual incentive allocation based on the actual returns earned by the SPAC Fund. As of December 31, 2018, the net asset value of the SPAC Fund was $15.4 million.

Managed Accounts.  We provide investment management services to a number of separately managed accounts. Part of our European CDO team has transitioned to providing investment management services primarily to European family offices, high net worth individuals, and asset managers. The investment focus is on CDO and CLO notes and debt instruments where the investment managers have relevant expertise. For these services, we are paid gross annual base management fees of approximately 1.5% plus a gross annual performance fee of 20% of cash-on-cash returns in excess of an 8% hurdle. There is also an early redemption fee if any of the clients were to terminate their arrangement within the first five years of the relationship. AUM of these European managed accounts was $40.5 million as of December 31, 2018.

EuroDekania.  EuroDekania Cayman Ltd. (“EuroDekania”) is a Cayman Islands exempted company that is externally managed by CCFL. CCFL is entitled to receive an annual management fee of 0.50% of the gross equity of EuroDekania. This management fee is reduced, but not below zero, by EuroDekania’s proportionate share of the amount of any CDO collateral management fees that are paid to CCFL and its affiliates in connection with EuroDekania’s investment in CDOs managed by CCFL based on the percentage of equity EuroDekania holds in such CDOs. During 2018, CCFL received $0.2 million of management fees. Currently, EuroDekania is not making new investments, and has no plans to make new investments. As cash is received from current investments, it has been returned to EuroDekania’s shareholders.  EuroDekania has invested in hybrid capital securities of European banks and insurance companies, CMBS, RMBS, and widely syndicated leverage loans. EuroDekania’s investments are denominated in either Euros or British Pounds. EuroDekania began operations in March 2007 when it raised approximately €218 million in net proceeds from a private offering of securities, of which we invested €5.3 million. In addition, we made follow-on investments in EuroDekania through secondary trades of $2.6 million during the period of 2010 through 2018. As of December 31, 2018, we owned approximately 31% of EuroDekania’s outstanding shares, which were valued at $1.5 million. At December 31, 2018, EuroDekania had an estimated NAV of $4.9 million.

In addition, we have historically received revenue shares from certain asset management businesses that we initially sponsored or owned, and subsequently sold or spun-off. A description of our only remaining asset management revenue share as of December 31, 2018 is set forth below.

Infrastructure Finance Business. On March 12, 2012, we entered into an agreement with unrelated third parties whereby we agreed to assist in the establishment of an international infrastructure finance business (“IIFC”). As consideration for our assistance in establishing IIFC, we receive 8.0% of certain revenues of the manager of IIFC. The IIFC revenue share arrangement expires when we have earned a cumulative $20 million in revenue share payments or with the dissolution of IIFC’s management company.  Also, in any particular year, the revenue share earned by us cannot exceed $2.0 million.  In 2018 and 2017, we earned $0.5 million and $0.5 million, respectively, from the IIFC revenue share.  From inception through 2018, we earned $2.2 million.  In addition, in March 2012, we issued 50,000 restricted units of the Common Stock to the managing member of IIFC, which vest 1/3 when we receive $6.0 million of cumulative revenue share payments, 1/3 when we receive $12.0 million of cumulative revenue share payments, and 1/3 when we receive $18.0 million of cumulative revenue share payments. In certain circumstances, we retain the right to deliver fixed amounts of cash to the managing member of IIFC as opposed to vested shares of Common Stock. On March 12, 2022, any remaining unvested restricted units expire.  See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

Principal Investing

Our Principal Investing business segment has historically been comprised of investments in the Investment Vehicles we manage, as well as investments in certain other structured products, and the related gains and losses that they generate. In 2014, we refocused our Principal Investing portfolio on products that we do not manage for the purpose of earning an investment return. As of December 31, 2018, our Principal Investing portfolio was valued at $13.8 million and included investments in SPAC equity (valued at $2.9 million), two CLOs (valued at $2.7 million), the U.S. Insurance JV (valued at $1.9 million), EuroDekania (valued at $1.5 million), the SPAC Fund (valued at $0.6 million), and other securities (valued at $4.1 million).

A description of our Principal Investments as of December 31, 2018 is set forth below.

Investments in SPAC Equity. In December 2017, we began investing in SPAC equity positions. As of December 31, 2018, our eight equity positions in publicly traded SPACs were valued at $2.9 million, and we expect to continue to invest additional capital as opportunities arise.

Investments in CLO Securities. During 2014, we began investing in CLOs that were not sponsored by us to capitalize on our strengths in structured credit and leveraged finance. The value of these investments is impacted by the performance of the underlying loans in these CLOs as well as the overall CLO market. During 2018, we recorded $1.5 million of investment gains on our investments in CLO securities. As of December 31, 2018, our investments in two CLO securities had approximately $2.7 million in fair value, and we expect to continue to invest additional capital as opportunities arise.

EuroDekania. EuroDekania is a Cayman Islands exempted company that is externally managed by CCFL.  EuroDekania has invested in hybrid capital securities of European banks and insurance companies, CMBS, RMBS, and widely syndicated leverage loans. We made an initial investment of €5.3 million in EuroDekania in its initial private offering of securities in March 2007. From 2010 through 2018, we purchased an additional $2.6 million in secondary trades. In addition to changes in the NAV of the entity, the value of our investment is impacted by changes in the U.S. dollar-Euro currency exchange rate due to the fact that our investment in

EuroDekania is denominated in Euros. During 2014, we put in place Euro-based foreign currency forward contracts to partially hedge fluctuations in the investment value of EuroDekania. As of December 31, 2018, we had outstanding Euro-based foreign currency forward contracts with a notional amount of 1.25 million Euros. During 2018, we recorded $0.1 million of investment gains related to our investment in these forward contracts. During 2018, we recorded $0.7 million of investment gains on our investment in EuroDekania. As of December 31, 2018, we owned approximately 31% of EuroDekania, and our 4.8 million shares of EuroDekania were valued at $1.5 million.

Other Securities. We have invested in various original issuance securities of the deals we have sponsored and certain other deals that we have not sponsored.  During 2018, we recorded $1.3 million of investment gains on these other securities. As of December 31, 2018, we had approximately $4.1 million in fair value of these other securities, including $3.8 million of International Money Express, Inc. (NASDAQ: IMXI), a publicly traded company that resulted from the merger of Intermex Holdings, LLC and FinTech Acquisition Corp. II.  See note 29 to our consolidated financial statements included in this Annual Report on Form 10-K.

Insurance Acquisition Corp.  The Company is the sponsor of Insurance Acquisition Corp., a blank check company that will seek to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, or a business combination.  Insurance Acquisition Corp. intends to focus on a business combination with a business that provides insurance or insurance related services but is not required to complete a business combination with an insurance business.

Insurance Acquisition Corp. has filed a registration statement on Form S-1 with the SEC for the initial public offering of its units, or the IPO, which is expected to close in March 2019. Insurance Acquisition Corp.’s units consist of one share of common stock and one-half of one warrant to purchase common stock.  Insurance Acquisition Corp. expects to have 18 months from the date of its IPO prospectus to complete a business combination. If Insurance Acquisition Corp. fails to consummate a business combination within the required time frame, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets. The Company owns privately issued shares of Insurance Acquisition Corp. common stock and has agreed to purchase units directly from Insurance Acquisition Corp.in a private placement in connection with the IPO but has waived its right to receive distributions with respect to those shares upon the liquidation of Insurance Acquisition Corp.   The Company has also loaned Insurance Acquisition Corp. funds to cover IPO expenses and has committed to loan Insurance Acquisition Corp.an additional $750,000 to cover operating and acquisition related expenses following the IPO.

Employees

As of December 31, 2018, we employed a total of 88 full time professionals and support staff. This number includes 56 employees of our JVB subsidiary, 2 employees of our ViaNova subsidiary, 10 employees of our U.S. Asset Management business segment, 6 employees of our European Asset Management business segment, 12 employees of our U.S. support services group, and 2 employees of our European support services group. We consider our employee relations to be good and believe that our compensation and employee benefits are competitive with those offered by other financial services firms. None of our employees is subject to any collective bargaining agreements. Our core asset is our professionals, their intellectual capital, and their dedication to providing the highest quality services to our clients. Prior to joining us, members of our management team held positions with other leading financial services firms, accounting firms, law firms, investment firms, or other public companies. Lester R. Brafman, Daniel G. Cohen, and Joseph W. Pooler, Jr. are our executive operating officers, and biographical information relating to each of these officers is incorporated by reference in “Part III — Item 10 — Directors, Executive Officers and Corporate Governance” to the Company’s Proxy Statement, to be filed in connection with the Company’s 2019 Annual Meeting of Stockholders.

Competition

All areas of our business are intensely competitive and we expect them to remain so. We believe that the principal factors affecting competition in our business include economic environment, quality and price of our products and services, client relationships, reputation, market focus, and the ability of our professionals.

Our competitors are other public and private asset managers, investment banks, brokerage firms, merchant banks, and financial advisory firms. We compete globally and on a regional, product and niche basis. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products and services. Certain of these competitors continue to raise additional amounts of capital to pursue business strategies that may be similar to ours. Some of these competitors may also have access to liquidity sources that are not available to us, which may pose challenges for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, allowing them to consider a wider variety of investments and establish broader business relationships.

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

Competition is intense for the recruitment and retention of experienced and qualified professionals. The success of our business and our ability to continue to compete effectively will depend significantly upon our continued ability to retain and motivate our existing professionals and attract new professionals. See “Item 1A — Risk Factors.

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

As of December 31, 2018, our regulated subsidiaries include: JVB, a registered broker-dealer regulated by FINRA and subject to oversight by the Securities and Exchange Commission (the “SEC”); CCFL, a U.K. company regulated by the FCA; and CCFM and DCM, each of which is a registered investment advisor regulated by the SEC under the Investment Advisers Act. Since our inception, our businesses have been operated within a legal and regulatory framework that is constantly developing and changing, requiring us to be able to monitor and comply with a broad range of legal and regulatory developments that affect our activities.

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

United States Regulation. As of December 31, 2018, JVB was registered as a broker-dealer with the SEC and was a member of and regulated by FINRA. JVB is subject to the regulations of FINRA and industry standards of practice that cover many aspects of its business, including initial licensing requirements, sales and trading practices, relationships with customers (including the handling of cash and margin accounts), capital structure, capital requirements, record-keeping and reporting procedures, experience and training requirements for certain employees, and supervision of the conduct of affiliated persons, including directors, officers, and employees. FINRA has the power to expel, fine, and otherwise discipline member firms and their employees for violations of these rules and regulations. JVB is also registered as a broker-dealer in certain states, requiring us to comply with the laws, rules, and regulations of each state in which JVB is registered. Each state may revoke the registration to conduct a securities business in that state and may fine or otherwise discipline broker-dealers and their employees for failure to comply with such state’s laws, rules, and regulations.

The SEC, FINRA, and various other regulatory agencies within and outside of the United States have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for certain types of assets. The net capital rule under the Exchange Act requires that at least a minimum part of a broker-dealer’s assets be maintained in a relatively liquid form. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to a firm’s liquidation. Additionally, the net capital rule under the Exchange Act and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and FINRA for certain capital withdrawals.

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

Our investment advisor subsidiaries, CCFM and DCM, are registered with the SEC as investment advisers and are subject to the rules and regulations of the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers including record-keeping, operational and marketing requirements, disclosure obligations, limitations on principal transactions between an adviser and its affiliates and advisory clients, and prohibitions on fraudulent activities. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers are also subject to certain state securities laws and regulations.

We are also subject to the U.S.A PATRIOT Act of 2001 (the “Patriot Act”), which imposes obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence, customer verification, and other compliance policies and procedures. These regulations require certain disclosures by, and restrict the activities of, broker-dealers, among others. Failure to comply with these new requirements may result in monetary, regulatory and, in the case of the Patriot Act, criminal penalties.

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

We have incurred losses for certain periods covered by this report and in the recent past and may incur losses in the future.

The Company recorded a net loss of $3.9 million for the year ended December 31, 2018. We may incur additional losses in future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate our business.

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

On October 18, 2017, the Company was notified that it had been approved as a full netting member of the FICC’s Government Securities Division.  As a member of the FICC, the Company has access to the FICC’s GCF repo service that provides netting and settlement services for repurchase transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities).  The Company began entering into matched book GCF repo transactions in November 2017.  The borrowers (the reverse repurchase agreement counterparties) are a diverse group of financial institutions including hedge funds, registered investment funds, REITs, and other similar counterparties.  The lender (the repurchase agreement counterparty) is primarily the FICC itself.  In connection with our matched book repo business, we have incurred additional debt  and expect to incur additional debt in the future.  Our level of debt and the limitations imposed upon us by our debt agreements could have a material adverse effect on our financial condition and results of operations.

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

Our matched book repo business remains a relatively new business strategy for us, which continues to require significant resources and management attention, and we may not be successful in achieving our strategic goals.

There is no assurance that we will be able to continue to operate our matched book repo business effectively or to operate it profitably over the long term, or that our matched book repo business will result in improved operating results. Furthermore, the matched book repo industry is intensely competitive, and we compete with existing players in this sector, many of whom are established and have significant resources and existing customer relationships. Moreover, we may not be able to consistently ascertain and allocate the appropriate financial and human resources necessary to continue to grow this business area. We have invested and may continue to invest considerable capital in developing our matched book repo business but fail to achieve satisfactory financial return. In light of these risks and uncertainties, there can be no assurance that we will realize a profit from this new business line or that continuing to divert our management’s attention to this new business line will not have a negative impact on our existing businesses or other new business initiatives, any of which may have a material adverse effect on our financial condition and results of operations.

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

In addition, in November 2018, we launched a new business platform, ViaNova, which is focused on the purchase and sale of residential transition loans, and we expect to expand ViaNova’s focus to other mortgage related products.  There is no assurance that we will be able to operate this new mortgage trading business effectively or profitably over the long term, or that our mortgage trading business will result in improved operating results. Furthermore, the mortgage trading industry is intensely competitive, and we compete with existing players in this sector, many of whom are established and have significant resources and existing customer relationships.  Moreover, we may not be able to consistently ascertain and allocate the appropriate financial and human resources necessary to continue to grow this business area.  We have invested and may continue to invest considerable capital in developing our mortgage trading business but may nevertheless fail to achieve satisfactory financial return. In light of these risks and uncertainties, there can be no assurance that we will realize a profit from this new business line or that continuing to divert our management’s attention to this new business line will not have a negative impact on our existing businesses or other new business initiatives, any of which may have a material adverse effect on our financial condition and results of operations.

If we fail to implement our cost management initiatives effectively, our business could be disrupted, and our financial results could be adversely affected.

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

Our cost management initiatives have included reducing our workforce, which has placed increased burdens on our management, systems and resources, and generally increased our dependence on key persons and reduced functional back-ups. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities. In addition, if these and other initiatives do not have the desired effects or result in the projected increased efficiencies, the Company may incur additional or unexpected expenses, reputational damage, or loss of customers which would adversely affect the Company’s operations and revenues.

In response to changes in industry and market conditions, the Company may be required to further strategically realign its resources and consider restructuring, disposing of, or otherwise exiting businesses. We cannot assure you that we will be able to:

•	Expand our capabilities or systems effectively;
•	Successfully develop new products or services;
•	Allocate our human resources optimally;
•	Identify, hire or retain qualified employees or vendors;
•	Incorporate effectively the components of any business that we may acquire in our effort to achieve growth;

•	Sell businesses or assets at their fair market value; or
•	Effectively manage the costs associated with acquiring or exiting a business.

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

We depend on the diligence, experience, skill and network of business contacts of our senior management team and our employees in connection with (1) our Capital Markets segment, (2) our asset management operations, (3) our investment activities, and (4) the evaluation, negotiation, structuring and management of new business opportunities. Our business depends on the expertise of our personnel and their ability to work together as an effective team and our success depends substantially on our ability to attract and retain qualified personnel. Competition for employees with the necessary qualifications is intense, and we may not be successful in our efforts to recruit and retain the required personnel. The inability to recruit and retain qualified personnel could affect our ability to provide an acceptable level of service to our clients and funds, attract new clients, and develop new lines of business, each of which could have a material adverse effect on our business.

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

We require a substantial amount of cash to fund our investments, pay our expenses and hold our assets. More specifically, we require cash to:

•	meet our working capital requirements and debt service obligations;
•	make incremental investments in our Capital Markets segment;
•	make investments in our growing asset management business;
•	hire new employees; and
•	meet other needs.

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

We have a presence in certain European Union countries, including the U.K. On June 23, 2016, the U.K. voted in favor of a referendum to leave the European Union, commonly referred to as “Brexit.” By invoking Article 50 of the Lisbon Treaty, the U.K. triggered a two-year period during which the terms of the U.K.’s exit from the European Union was to be negotiated prior to its scheduled exit in March 2019. The U.K. government’s draft agreement on the withdrawal of the United Kingdom of Great Britain and Northern Ireland from the European Union was defeated in the House of Commons on January 15, 2019. As a result, the final terms of the U.K.’s exit from the European Union are, and will remain for the immediate future, unclear. The U.K. may leave the European Union without any agreement as to the terms of its withdrawal or the future economic relationship between the U.K. and the European Union (a so-called “No Deal” Brexit). It is also possible that the U.K. will withdraw its notification to leave the European Union or that there will be a second referendum on Brexit. This uncertainty may adversely affect our ability to conduct business in the European Union. Following Brexit, CCFL, our subsidiary that is authorized and regulated by the FCA in the U.K., may no longer be able to avail itself of passporting rights to provide services in other European Union member states. While we have sought to take protective measures and are in the process of establishing a new regulated subsidiary in the European Union in order to provide continuing services to clients in the European Union following Brexit, there is no guarantee that we will receive regulatory approval in advance of Brexit which will have an adverse impact on our ability to continue to provide services to certain current investors for an unknown period of time.

In addition, Brexit is expected to significantly affect the fiscal, monetary and regulatory landscape in both the U.K. and European Union and could have a material impact on their economies and the future growth of various industries. The exit of the U.K., together with the protracted negotiations around the terms of the exit, could significantly impact the business environment in which we operate, increase the cost of conducting business in both the European Union and the U.K., and introduce significant new uncertainties with respect to the legal and regulatory requirements to which we are subject. As we currently conduct business in Europe primarily through our U.K. subsidiary, we will face new regulatory and operational costs and challenges associated with the establishment of a new regulated subsidiary in the European Union.  Although it is not possible at this point in time to predict fully the effects of an exit of the U.K. from the European Union, or the substance or timeline for any transitional period, any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations. In addition, Brexit may impact our ability to comply with the extensive government regulation to which we are subject.

If we are unable to manage the risks of international operations effectively, our business could be adversely affected.

We currently provide services and products to clients in Europe, through offices in London and Paris and we are currently seeking to open an office in Dublin, Ireland and become regulated by the Irish Central Bank to continue to provide services and products to clients in Europe following Brexit. There are certain additional risks inherent in doing business in international markets, particularly in the regulated brokerage and asset management industries. These risks include:

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

We maintain repurchase agreements with various third-party financial institutions and other counterparties. Under those repurchase agreements we act as both a buyer and a seller of the subject securities. Our business related to these repurchase agreements is predominantly matched, meaning that we do not purchase or sell securities unless there is another institution prepared to simultaneously purchase or sell securities to or from us, as applicable. There are limits to the amount of securities that may be transferred pursuant to these agreements, and available lines both for us and our counterparties for whom we purchase securities are approved on a case-by-case basis after each counterparty has gone through a credit review process. The repurchase agreements we execute with our counterparties include substantive provisions other than those covenants and other customary provisions contained in standard master repurchase agreements. However, while these additional provisions may work to mitigate some of the risks related to repurchase agreement transactions, these additional substantive provisions do not guarantee the performance of a counterparty or alleviate all of the potential risks we could face from entering into repurchase agreement transactions.

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

Our principal investments are subject to various risks and expose us to a significant risk of capital loss, which may materially and adversely affect our results of operations and cash flows.

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. As of December 31, 2018, we had $13.8 million in other investments, at fair value.  Our Principal Investment portfolio includes investments in SPAC equity (valued at $2.9 million), two CLOs (valued at $2.7 million), the U.S. Insurance JV (valued at $1.9 million), EuroDekania (valued at $1.5 million), the SPAC Fund (valued at $0.6 million), and other securities (valued at $4.2 million).

We may use our capital, including on a leveraged basis, in principal investments in both private and public company securities that may be illiquid and volatile. The equity securities of any privately held entity in which we make a principal investment are likely to be restricted as to resale and may otherwise be highly illiquid. In the case of fund or similar investments, our investments may be illiquid until such investment vehicles are liquidated. We expect that there will be restrictions on our ability to resell any such securities that we acquire for a period of time after we acquire such securities. Thereafter, a public market sale may be subject to volume limitations or be dependent upon securing a registration statement for an initial, and potentially secondary, public offering of the securities. Even if we make an appropriate investment decision, we cannot assure you that general market conditions will not cause the market value of our investments to decline. For example, an increase in interest rates, a general decline in the equity markets, or other market and industry conditions adverse to the type of investments we make and intend to make could result in a decline in the value of our investments or a total loss of our investment.

There are no regularly quoted market prices for a number of the investments that we make. The value of our investments is determined using fair value methodologies described in valuation policies, which may consider, among other things, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the trading price of recent sales of securities (in the case of publicly traded securities), restrictions on transfer, and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on estimates and assumptions specific to the particular investments. Therefore, the value of our investments does not necessarily reflect the prices that would actually be obtained by us when such investments are sold. Realizations at values significantly lower than the values at which investments have been previously held would result in loses of potential incentive income and principal investments.

In addition, in our principal investment activities, our concentrated holdings, illiquidity and market volatility may make it difficult to value certain of our investment securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require us to take write-downs in the value of our investment and securities portfolio, which may have an adverse effect on our results of operations in future periods. If we are unable to manage any of these risks effectively, our results of operations and cash flows could be materially and adversely affected.

Transition away from LIBOR as a benchmark reference for interest rates may affect the cost of capital and may require amending or restructuring existing debt instruments and related hedging arrangements for us, our investment funds and our separately managed accounts, and may impact the value of floating rate securities based on LIBOR we, our investment funds or our separately managed accounts hold or may hold in the future, which may result in additional costs or adversely affect our or our funds’ liquidity, results of operations and financial condition.

We currently have $48,125 of par value debt which incurs interest based on the London interbank offered rate (“LIBOR”). In addition, we have a $25,000 line of credit pursuant to which amounts drawn bear interest based on LIBOR. As of December 31, 2018, there were no amounts drawn under this line of credit. In July 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021 and has indicated that market participants should not rely on LIBOR being available after 2021. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether any of these alternative reference rates will attain market acceptance as replacements for LIBOR. There is currently no definitive successor reference rate to LIBOR and various industry organizations are still working to develop workable transition mechanisms. As such, it is not possible to predict all potential effects of these changes on U.S. and global credit markets. If LIBOR ceases to exist, we, our investments funds and our separately managed accounts may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond 2021, which may be difficult, costly and time consuming. In addition, from time to time our investment funds and separately managed accounts invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own, and may impact the availability and cost of hedging instruments and borrowings, including potentially, an increase to our and our funds’ and separately managed accounts’ interest expense and cost of capital. Any increased costs or reduced profits as a result of the foregoing may adversely affect our liquidity, results of operations and financial condition.

The historical returns of our funds may not be indicative of the future results of our funds.

The historical returns of our funds should not be considered indicative of the future results that should be expected from such funds or from any future funds we may raise. Our rates of return reflect unrealized gains, as of the applicable measurement date, which may never be realized due to changes in market and other conditions not in our control that may adversely affect the ultimate valuation of the investments in a fund. The returns of our funds may have also benefited from investment opportunities and general market conditions that may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities. Furthermore, the historical and potential future returns of the funds we manage also may not necessarily bear any relationship to potential returns on our shares.

There is increasing regulatory supervision of alternative asset management companies.

As noted above, in the past several years, the financial services industry has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In the last few years, there were a number of enforcement actions within the industry. Recently, the SEC has announced that the 2018 examination priorities for the Office of Compliance Inspections and Examinations include such items as cybersecurity compliance and controls, anti-money laundering programs, and the continuing oversight of private fund advisers, focusing substantially on concerns related to transparency and disclosure practices. However, it is unclear whether the SEC and its staff will maintain the same level of enforcement if, in the future, there is an effort on the part of the federal government to ease restrictions on business conduct, which could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy.

Our asset management clients generally may redeem their investments, which could reduce our asset management fee revenues.

Our asset management fund agreements generally permit investors to redeem their investments with us after an initial “lockup” period, during which redemptions are restricted or penalized. However, any such restrictions may be waived by us. Thereafter, redemptions are permitted at quarterly or annual intervals. If the return on the assets under our management does not meet investors’ expectations, investors may elect to redeem their investments and invest their assets elsewhere, including with our competitors. Our management fee revenues correlate directly with the amount of assets under our management; therefore, redemptions may cause our fee revenues to decrease. Investors may decide to reallocate their capital away from us and to other asset managers for a number of reasons, including poor relative investment performance, changes in prevailing interest rates that make other investments more attractive, changes in investor perception regarding our focus or alignment of interest, dissatisfaction with changes in or a broadening of a fund’s investment strategy, changes in our reputation, and departures or changes in responsibilities of key investment professionals. For these and other reasons, the pace of redemptions and corresponding reduction in our assets under management could accelerate. In the future, redemptions could require us to liquidate assets under unfavorable circumstances, which would further harm our reputation and results of operations.

The investment management business is intensely competitive, which could have a material adverse impact on our business.

We have been working to grow our asset management business and we compete as an investment manager for both fund investors and investment opportunities. The investment management business is highly fragmented, with our competitors consisting primarily of sponsors of public and private investment funds, real estate development companies, BDCs, investment banks, commercial finance companies and operating companies acting as strategic buyers of businesses. We believe that competition for fund investors is based primarily on:

•	investment performance;
•	investor liquidity and willingness to invest;
•	investor perception of investment managers’ drive focus and alignment of interest;
•	business reputation;
•	the quality of services provided to fund investors;
•	pricing;
•	fund terms (including fees); and

•	the relative attractiveness of the types of investments that have been or will be made.

We believe that competition for investment opportunities is based primarily on the pricing, terms and structure of a proposed investment and certainty of execution.

A number of factors serve to increase our competitive risks:

•

our competitors may have greater financial, technical, marketing and other resources and more personnel than we do, and, in the case of some asset classes or geographic regions, longer operating histories, more established relationships, greater expertise or better reputation;

•

fund investors may materially decrease their allocations in new funds due to their experiences following an economic downturn, the limited availability of capital, regulatory requirements or a desire to consolidate their relationships with investment firms;

•

certain of our competitors may have agreed to terms on their investment funds or products that are more favorable to fund investors than our funds or products, such as lower management fees, greater fee sharing or higher performance hurdles for carried interest, and therefore we may be forced to match or otherwise revise our terms to be less favorable to us than they have been in the past;

•	certain of our funds may not perform as well as competitors’ funds or other available investment products;
•

our competitors have raised or may raise significant amounts of capital, and many of them have similar investment objectives and strategies to our funds, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit;

•

certain of our competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;

•

certain of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments;

•

certain of our competitors may be subject to less regulation or less regulatory scrutiny and accordingly, may have more flexibility to undertake and execute certain businesses or investments than we do and/or bear less expense to comply with such regulations than we do;

•

there are relatively few barriers to entry impeding the formation of new funds, including a relatively low cost of entering these businesses, and the successful efforts of new entrants into our various lines of business, including major commercial and investment banks and other financial institutions, have resulted in increased competition;

•	certain fund investors may prefer to invest with an investment manager that is not publicly traded, is larger or manages more investment products; and
•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.

We may lose investment opportunities in the future if we do not match investment prices, structures and terms offered by competitors. Our competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment.  Alternatively, we may experience decreased investment returns and increased risks of loss if we match investment prices, structures and terms offered by competitors. Moreover, as a result, if we are forced to compete with other investment firms on the basis of price, we may not be able to maintain our current fund fee, carried interest or other terms. There is a risk that fees and carried interest in the alternative investment management industry will decline, without regard to the historical performance of a manager. Fee or carried interest income reductions on existing or future funds, without corresponding decreases in our cost structure, could materially and adversely affect our revenues and profitability.

In addition, if interest rates were to rise or if market conditions for competing investment products become or are more favorable and such products begin to offer rates of return superior to those achieved by our funds, the attractiveness of our funds relative to investments in other investment products could decrease. This competitive pressure could materially and adversely affect our ability to make successful investments and limit our ability to raise future funds, either of which would adversely impact our business, results of operations and cash flow.

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

In addition, investment performance is one of the most important factors in retaining existing investors and competing for new asset management business. Investment performance may be poor as a result of current or future difficult market or economic conditions, including changes in interest rates or inflation, terrorism or political uncertainty, our investment style, the particular investments that we make, and other factors. In the event that our investment funds or separately managed accounts perform poorly, our asset management revenues and earnings will suffer a decline. We may be unable to raise capital for new investment funds or separately managed accounts to offset any losses we may experience. Our management contracts may be terminated for various reasons.

If the investments we have made on behalf of our CDOs and permanent capital vehicle perform poorly, we will suffer a decline in our asset management revenue and earnings because some of our fees are subject to the credit performance of the portfolios of assets. In addition, the investors in our CDOs and, to a lesser extent, our permanent capital vehicle, may seek to terminate our management agreements based on poor performance. We could lose management fee income from the CDOs we manage or client assets under management as a result of the triggering of certain structural protections built into such CDOs.

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

Our investment in a special purpose acquisition company, or SPAC, may be subject to forfeiture, and our agreement to indemnify the SPAC against certain claims could negatively affect our financial results.

We are the sponsor of Insurance Acquisition Corp., a SPAC which has filed a registration statement on Form S-1 for the initial public offering of its units, or the IPO. The IPO is expected to close on or around March 22, 2019, and it is currently expected that the SPAC will have 18 months from the date of its IPO prospectus to complete a business combination. If the SPAC fails to consummate a business combination within the required time frame, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets. We own privately issued shares of the common stock of the SPAC, but we have waived our right to receive distributions with respect to those shares upon the liquidation of the SPAC. Additionally, we have agreed to purchase units directly from the SPAC in a private placement in connection with the IPO. Each unit will consist of one share of the SPAC’s common stock and one half of one warrant to purchase SPAC common stock. If the SPAC does not consummate a business combination within the required time frame, we will not receive a return on our investment and we may lose a portion or all of our investment.

We will also agree to indemnify the SPAC for all claims by third parties for services rendered or products sold to the SPAC, or claims by any prospective target business with which the SPAC discusses entering into a transaction agreement, to the extent the claims reduce the amount of funds in the SPAC’s trust account to less than $10.00 per SPAC share, and in each case only if the SPAC fails to obtain waivers from such third parties or prospective target businesses of claims against the SPAC’s trust account.  Our indemnification of the SPAC with respect to any such claims could negatively affect our financial results.  In addition, if the

SPAC liquidates, we may lose the capital we invested in the SPAC and may also be liable to the SPAC under these indemnification obligations.

We have paid expenses relating to the SPAC for which we may not be reimbursed and may in the future make loans to the SPAC which may not be repaid, in which event our financial results could be adversely affected.

We have loaned to the SPAC an aggregate of approximately $100,000 as of February 28, 2019 and expect to loan an additional approximately $150,000 prior the effective date of the SPAC’s IPO registration statement to cover expenses related to the IPO, such as SEC registration fees, FINRA registration fees, NASDAQ listing fees, and legal, consulting and accounting fees and expenses, and operating expenses prior to the IPO. The loan will be payable without interest on the earlier of June 30, 2019 or the consummation of the IPO. The SPAC intends to repay this loan from the proceeds of the IPO not being placed in trust, but if the IPO is not consummated the loan will not be repaid.

We will also agree to loan the SPAC up to an additional $750,000 as needed to fund operating expenses of the SPAC following the IPO.  This loan will bear no interest and, if the SPAC consummates a business combination in the required time frame, we expect the loan to be repaid from the funds held in the SPAC’s trust account.  If the SPAC does not consummate a business combination in the required time frame, no funds from the SPAC’s trust account can be used to repay the loan and the loan will not be repaid.  If these loans are not repaid, our financial results could be adversely affected.

If the SPAC is successful in consummating a business combination, the SPAC securities we hold will be subject to transfer restrictions that will limit our ability to liquidate our SPAC common stock.

Following the IPO, our investment in the SPAC will consist of privately issued units and shares that will be subject to certain transfer restrictions pursuant to a letter agreement we will enter into with the SPAC in connection with the IPO.  Under the letter agreement, we will agree not to transfer our placement units until 30 days following the SPAC’s business combination, and not to transfer our private shares (a) with respect to 20% of such shares, until consummation of the SPAC’s business combination, and (b) with respect to additional 20% tranches of such shares, when the closing price of the SPAC’s common stock exceeds $12.00, $13.50, $15.00 and $17.00, respectively, for 20 out of any 30 consecutive trading days following the consummation of the SPAC’s business combination, in each case subject to certain limited exceptions.

In addition, our ability to transfer the privately issued units and shares is subject to applicable securities laws, and such units and shares will become freely tradable only after they are registered pursuant to an effective registration statement or otherwise become transferable in accordance with applicable exemptions under the securities laws.  These restrictions will limit our ability to liquidate and realize value from our investment in the SPAC and we may never be able to liquidate the portion of our private shares that are subject to price-based transfer restrictions.  We may also agree to additional restrictions in connection with a proposed business combination, which would further limit our ability to transfer such units and shares.

Our executive officers and senior management members may allocate some portion of their time to the business of the SPAC, which may create conflicts of interest in their determination as to how much time to devote to our affairs and may have a negative impact on our business.

Daniel G. Cohen, our Chairman, serves as the Chairman of the Board of Directors of the SPAC. John Butler, our Managing Director of U.S. Insurance Strategy, serves as the Chief Executive Officer and President of the SPAC. Paul Vernhes, the President of Cohen & Compagnie SAS, serves as the Chief Financial Officer of the SPAC.  Joseph Pooler, our Chief Financial Officer, services as the Chief Accounting Officer of the SPAC.  If Messrs. Cohen, Butler, Vernhes and Pooler’s involvement in the SPAC’s business affairs require any of them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs, which may have a negative impact on our business.

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

We seek to manage, monitor, and control our operational, legal and regulatory risk through operational and compliance reporting systems, internal controls, management review processes and other mechanisms, and may not fully mitigate the risk exposure of our businesses in all economic or market environments or protect against all types of risk. Further, our risk management methods may not effectively predict future risk exposures, which could be significantly greater than the historical measures indicate. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients, and other matters that are based on assumptions that may no longer be accurate. A failure to adequately manage our growth, or to effectively manage our risk, could materially and adversely affect our business and financial condition. In addition, we are deploying our own capital in our funds and in principal investments, and limitations on our ability to withdraw some or all of our investments in these funds or liquidate our investment positions, whether for legal, reputational, illiquidity or other reasons, may make it more difficult for us to control the risk exposures relating to these investments.

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

Our business will depend, to a substantial degree, on the proper functioning of our information and communications systems and our ability to retain the employees and consultants who operate and maintain these systems. Any failure or interruption of our systems, due to systems failures, staff departures or otherwise, could result in delays, increased costs or other problems which could have a material adverse effect on our operating results. A disaster, such as water damage to an office, an explosion or a prolonged loss of electrical power, could materially interrupt our business operations and cause material financial loss, regulatory actions, reputational harm or legal liability. In addition, if security measures contained in our systems are breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation may be damaged, and our business could suffer. We have developed a business continuity plan, however, there are no assurances that such plan will be successful in preventing, timely and adequately addressing, or mitigating the negative effects of any failure or interruption.

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

In providing services to clients, we manage, utilize and store sensitive and confidential client data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws and foreign regulations governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. Unauthorized disclosure of sensitive or confidential client data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, whether by our employees or third parties, including a cyber-attack by computer programmers and hackers who may deploy viruses, worms or other malicious software programs, could result in negative publicity, significant remediation costs, legal liability, financial responsibility under our security guarantee to reimburse clients for losses resulting from unauthorized activity in their accounts and damage to our reputation and could have a material adverse effect on our results of operations. Further, the General Data Protection Regulation (“GDPR”) requires entities processing the personal data of individuals in the European Union to meet certain requirements regarding the handling of that data. Failure to meet GDPR requirements could result in substantial penalties and materially adversely impact our financial results. The occurrence of any of these incidents could result in reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including criminal penalties or civil liabilities. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks, phishing scams and other related breaches.

We are largely dependent on Pershing LLC to provide clearing services and margin financing.

Our broker-dealer relies on Pershing LLC to provide clearing services, as well as other operational and support functions that cannot be provided for internally. In addition, currently all of our margin financing is obtained from Pershing LLC.  As of December 31, 2018, our total margin loan payable to Pershing LLC is $195.8 million.  If our relationship with Pershing LLC is terminated, there can be no assurance that the functions and margin loan financing previously provided could be replaced on comparable economic terms.

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

Our balance sheet includes approximately $69.9 million par value of recourse indebtedness. Our indebtedness could have important consequences to our stockholders. For example, our indebtedness could:

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

As of December 31, 2018, we have a substantial amount of debt with variable interest rates. We may experience material increases in our interest expense as a result of increases in general interest rate levels.

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

If our internal controls over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. Because we are a smaller reporting company, we are not required to obtain, nor have we voluntarily obtained, an auditor attestation regarding the effectiveness of our controls as of December 31, 2018. Therefore, as of December 31, 2018, we have only performed management’s assessment of the effectiveness of our internal controls and management has determined that our internal controls are effective as of December 31, 2018. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could adversely impact our financial statements.

Accounting rules for transfers of financial assets, income taxes, compensation arrangements including share-based compensation, securitization transactions, consolidation of variable interest entities, determining the fair value of financial instruments and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to delay in preparation of our financial information. Changes in accounting interpretations or assumptions could materially impact our financial statements.

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

Our business generates a significant amount of interest expense and our ability to deduct interest expense has been adversely impacted as a result of the 2017 Tax Act.

In December 2017, the U.S. congress passed the Tax Cuts and Jobs Act of 2017 (the “TCJA”). Among other things, this law made substantial changes to the way U.S. corporations are taxed. We are a U.S. corporation and, therefore, we are impacted by these changes. For 2018 and beyond, the main impact to our operations is the TCJA’s limitations on interest expense deductions. We use significant leverage to finance our business and, therefore, we incur significant interest expense. We also generate significant interest income in our repo business as well as from the securities we hold in inventory. The TCJA allows us to deduct interest expense up to the amount of our interest income. Excess interest expense (i.e. interest expense in excess of interest income) is limited in its deductibility. We expect to incur significant non-deductible interest expense in the future. However, so long as we have significant NOL carryforwards, and those carryforwards are not limited by a 382 ownership change as discussed above, we should not suffer adverse tax consequences as a result of this non-deductible interest expense.

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

We are a holding company that conducts our business primarily through the Operating LLC as a majority owned subsidiary. Whether or not we qualify under the 40% test is primarily based on whether the securities we hold in the Operating LLC are investment securities. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and other matters. Such limitations could have a material adverse effect on our business and operations. As of December 31, 2018, we are in compliance with and meet the Section 3(a)(1)(C) exclusion.

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

Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, funding, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mortgage originators and other institutional clients. Furthermore, although we do not hold any European sovereign debt, we may do business with and be exposed to financial institutions that have been affected by the recent European sovereign debt crisis. As a result, defaults by, or even rumors or questions about the financial condition of, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due us. Although we have not suffered any material or significant losses as a result of the failure of any financial counterparty, any such losses in the future may materially adversely affect our results of operations.

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

We face substantial regulatory and litigation risks and conflicts of interests and may face legal liability and reduced revenues and profitability if our business is not regarded as compliant or for other reasons. We are subject to extensive regulation, and many aspects of our business will subject us to substantial risks of liability. We engage in activities in connection with (1) the evaluation, negotiation, structuring, marketing, and sales and management of our investment funds and financial products, (2) our Capital Markets segment, (3) our asset management operations, and (4) our investment activities. Our activities may subject us to the risk of significant legal liabilities under securities or other laws for material omissions or materially false or misleading statements made in connection with securities offerings and other transactions. In addition, to the extent our clients, or investors in our investment funds and financial products, suffer losses, they may claim those losses resulting from our or our officers’, directors’, employees’, or agents’ or affiliates’ breach of contract, fraud, negligence, willful misconduct or other similar misconduct, and may bring actions against us under federal or state securities or other applicable laws. Dissatisfied clients may also make claims regarding quality of trade execution, improperly settled trades, or mismanagement against us. We may become subject to these claims as the result of failures or malfunctions of electronic trading platforms or other brokerage services, including failures or malfunctions of third-party providers’ systems which are beyond our control, and third parties may seek recourse against us for any losses. In addition, investors may claim breaches of collateral management agreements, which could lead to our termination as collateral manager under such agreements.

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

The competitive pressures we face as a result of operating in highly competitive markets could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

With respect to our broker-dealer activities, our revenues could be adversely affected if large institutional clients that we have increase the amount of trading they do directly with each other rather than through our broker-dealers, decrease the amount of trading they do with our broker-dealer because they decide to trade more with our competitors, decrease their trading of certain over-the-counter (“OTC”) products in favor of exchange-traded products, or hire in-house professionals to handle trading that our broker-dealer would otherwise be engaged to do.

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

During 2017 and 2018, 56,567 and 75,081 shares of Common Stock, respectively, were repurchased and retired by us both in accordance with our Rule 10b5-1 trading plan (the “10b5-1 Plan”) and through privately negotiated repurchase transactions. We could repurchase shares of our Common Stock at price levels considered excessive, thereby spending more cash on such repurchases as deemed reasonable and effectively retiring fewer shares than would be retired if repurchases were effected at lower prices.  Further, our future repurchases of shares of our Common Stock, if any, and the number of shares of Common Stock we may repurchase will depend upon our financial condition, results of operations and other factors deemed relevant by our Board of Directors. There can be no assurance that we will continue our practice of repurchasing shares of our Common Stock or that we will have the financial resources to repurchase shares of our Common Stock in the future.

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

As of December 31, 2018, Daniel G. Cohen, our chairman, directly and through an entity he wholly owns, Cohen Bros. Financial, LLC (“CBF”), owns 4,983,557 units, or 30.3%, of the membership interests in the Operating LLC and has a majority of the voting power of the Operating LLC members other than Cohen & Company Inc. Additionally, Daniel G. Cohen owns 12.0% of our Common Stock, and, as noted above, Daniel G. Cohen may control certain actions of the Company. As an owner of interests in the Operating LLC, Daniel G. Cohen may have interests that differ from the stockholders of the Company, including in circumstances in which there may be tax consequence to the members of the Operating LLC. As a result of his ownership in both the Operating LLC and the Company, it is possible that Daniel G. Cohen as a shareholder of the Company could approve or reject actions based on his own interests as a stockholder that may or may not be in the best interests of the other the Company’s stockholders.

Daniel G. Cohen and other executive officers and directors exercise significant influence over matters requiring stockholder approval.

In addition to the 12.0% of our Common Stock outstanding as of December 31, 2018 beneficially owned by Daniel G. Cohen, our chairman, Daniel G. Cohen beneficially owns 4,983,557 shares of our Series E preferred stock, which have no economic rights, but entitle him to vote together with our stockholders on all matters presented to the stockholders.

The Series E Preferred Stock held by Daniel G. Cohen give him the same voting rights he would have if all of the Operating LLC membership units held by him were exchanged for Common Stock on a ten for one basis and effectively gives Daniel G. Cohen voting rights at the Company in the same proportion as his economic interest (as his membership units of the Operating LLC do not carry voting rights at the Company level).  The Series E Preferred Stock effectively enables Daniel G. Cohen to exercise approximately 29.3% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2018 (in addition to the voting power he holds through his common share ownership).

Except with respect to certain agreements relating to the election of Daniel G. Cohen to our board of directors and to the board of managers of the operating LLC, there are no voting agreements or other arrangements or understandings among Daniel G. Cohen, and our other directors and executive officers with respect to our equity securities; however, to the extent that Daniel G. Cohen and our other directors and executive officers vote their shares in the same manner, their combined stock ownership and voting rights will have a significant or even decisive effect on the election of all of the directors and the approval of matters that are presented to our stockholders. Collectively, Daniel G. Cohen and our directors and officers control approximately 47.6% of our total shares outstanding entitled to vote. Their ownership may discourage someone from making a significant equity investment in us, even if we needed the investment to operate our business. The size of their combined stock holdings could be a significant factor in delaying or preventing a change of control transaction that other of our stockholders may deem to be in their best interests, such as a transaction in which the other stockholders would receive a premium for their shares over their then current market prices.

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

Your percentage ownership in the Company may be diluted in the future because of equity awards that have been, or may be, granted to our directors, officers and employees. We have adopted equity compensation plans that provide for the grant of equity-based awards, including restricted stock, stock options and other equity-based awards to our directors, officers and other employees, advisors and consultants. At December 31, 2018, we had 93,479 shares of restricted stock, 50,000 of restricted units, and 19,286 stock options outstanding to employees and directors of the Company and there were 380,272 shares available for future awards under our equity compensation plans. Vesting of restricted stock and stock option grants is generally contingent upon performance conditions and/or service conditions. Vesting of those shares of restricted units and stock would dilute the ownership interest of existing stockholders. Equity awards will continue to be a source of compensation for employees and directors.

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

The issuance of the shares of Common Stock upon the conversion, if any, of the notes originally purchased by Mead Park Capital and EBC, as assignee of CBF, a portion of which was subsequently sold to the Edward E. Cohen IRA, may cause substantial dilution to our existing stockholders and may cause the price of our Common Stock to decline.

In connection with the investments by Mead Park Capital Partners, LLC (“Mead Park Capital”) and EBC 2013 Family Trust (“EBC”), as assignee of CBF, in September 2013 pursuant to the definitive agreements, the Company issued $8,247,501 in aggregate principal amount of the 8% convertible senior promissory notes (the “2013 Convertible Notes”). The original maturity date of the 2013 Convertible Notes was September 25, 2018.  On September 25, 2018, the Company repaid one holder in the amount of $1,461.  The Company entered into amendments with the holders of the remaining $6,786 aggregate principal amount of the 2013 Convertible Notes: the Edward Cohen IRA and the EBC 2013 Family Trust. The 2013 Convertible Notes are convertible into, subject to certain restrictions, a maximum of 565,469 shares of Common Stock assuming none of the interest under the 2013 Convertible Notes is paid to the holders thereof in cash. See note 18 to our consolidated financial statements included in this Annual Report on Form 10-K. If the holders of the 2013 Convertible Notes elect to convert such notes into shares of our Common Stock, our existing stockholders may be substantially diluted, and the price of our Common Stock may decline.

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

If we are unable to generate sufficient taxable income prior to the expiration of our NOLs, the NOLs would expire unused. Our projections of future taxable income required to fully realize the recorded amount of the net deferred tax asset reflect numerous assumptions about our operating businesses and investments and are subject to change as conditions change specific to our business units, investments or general economic conditions. Changes that are adverse to us could result in the need to increase our deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to total stockholders’ equity. In addition, any decrease in the federal statutory tax rate, or other changes in federal tax statutes, could also cause a reduction in the economic benefit of the NOL currently available to us.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The following table lists our current leases as of December 31, 2018.

City	Description	Square Feet	Expiration Date	Status (1)
New York, NY	3 Columbus Circle	11,166	2/28/2029	Occupied
Philadelphia, PA	2929 Arch Street	9,501	4/30/2021	Partially Occupied / Partially Subleased
Boca Raton, FL	1825 NW Corporate Blvd	9,752	3/31/2021	Partially Occupied / Partially Subleased
Paris, France	3 Rue Du Faubourg	2,368	12/31/2019	Occupied
Cold Spring Harbor, NY	44 Main Street	1,023	6/4/2020	Occupied
Hunt Valley, MD	201 International Circle	180	8/31/2019	Occupied
London, England	33 Queen Street	120	Monthly	Occupied

(1)

For purposes of this table, the term “Partially Occupied / Partially Subleased” means we occupy a portion of the space and sublease the remaining portion to a third party or third parties; and “Occupied” means we fully utilize the space for our operations.

The properties that we occupy are used either by the Company’s Capital Markets, Asset Management, or Principal Investing segments or all three. We believe that the facilities we occupy are suitable and adequate for our current operations.

ITEM  3.  LEGAL PROCEEDINGS.

In October 2013, the Company received a Pennsylvania corporate net income tax assessment from the Pennsylvania Department of Revenue in the amount of $4,683 (including penalties) plus interest related to a subsidiary of AFN for the 2009 tax year.  The assessment denied this subsidiary’s Keystone Opportunity Zone (“KOZ”) credit for that year.  The Company filed an administrative appeal of this assessment with the Pennsylvania Department of Revenue Board of Appeals, which was denied in June 2014.  The Company filed an appeal with the Pennsylvania Board of Finance and Revenue, which was also denied in May 2015.  The Company filed an appeal with the Pennsylvania Commonwealth Court but withdrew the appeal in April 2018.  On or about June 21, 2018, the Department of Revenue sent to the subsidiary a Final Notice stating that the Department may commence collection activities.

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

In connection with certain routine exams by FINRA, FINRA claimed that during the period July 2013 through December 2015 (the “Relevant Period”), JVB did not have certain controls in place that were reasonably designed to prevent the entry of (1) orders that exceed appropriate pre-set credit or capital thresholds in the aggregate for each customer and the broker or dealer; and (2) erroneous orders, including duplicative orders.  JVB, without admitting or denying any allegations, consented to a Letter of Acceptance, Waiver and Consent to resolve certain alleged deficiencies in its Exchange Act Rule 15c3-3 procedures and its related risk management controls during the Relevant Period.  The agreement was accepted by FINRA on November 6, 2018. As a result, the Company recorded a net expense of $50 during the third quarter of 2018 and paid the fine of $50 during the fourth quarter of 2018.

From time to time, the Company is a party to various routine legal proceedings, claims, and regulatory inquiries arising out of the ordinary course of the Company’s business. Management believes that the results of these routine legal proceedings, claims, and regulatory matters will not have a material adverse effect on the Company’s financial condition, or on the Company’s operations and cash flows. However, the Company cannot estimate the legal fees and expenses to be incurred in connection with these routine matters and, therefore, is unable to determine whether these future legal fees and expenses will have a material impact on the Company’s operations and cash flows. It is the Company’s policy to expense legal and other fees as incurred.

ITEM  4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM  5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Our Common Stock and Dividends

The closing price of our Common Stock was $7.83 on March 4, 2019. We had 1,218,924 shares of Common Stock outstanding held by approximately 96 holders of record as of March 4, 2019.

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

During the third quarter of 2010, our board of directors initiated a dividend of $0.50 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, our board of directors declared a dividend of $0.20 per quarter, which was paid regularly through the fourth quarter of 2018.  Our board of directors has the power to decide to increase, reduce, or eliminate dividends in the future.  The board of directors’ decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing our indebtedness.  There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon payment of dividends to our stockholders.

On March 6, 2019, our board of directors declared a cash dividend of $0.20 per share, which will be paid on our Common Stock on April 3, 2019 to stockholders of record on March 20, 2019.  A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to our stockholders.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
October 1, 2018 to October 31, 2018	6,758	$10.20	6,758	$37,869
November 1, 2018 to November 30, 2018	8,540	$9.65	8,540	$37,787
December 1, 2018 to December 31, 2018	2,026	$8.46	2,026	$37,770
Total	17,324		17,324

(1)

Dollar amounts in thousands.  On August 3, 2007, our board of directors authorized us to repurchase up to $50 million of our Common Stock from time to time in open market purchases or privately negotiated transactions. The repurchase plan was publicly announced on August 7, 2007.  See note 19 to our consolidated financial statements in this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2018, 2017, 2016, 2015, and 2014.

You should read this selected financial data together with the more detailed information contained in our consolidated financial statements and related notes and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 44.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Revenues
Net trading	$29,298	$26,909	$39,105	$31,026	$28,056
Asset management	12,536	7,897	8,594	9,682	14,496
New issue and advisory	2,979	6,340	2,982	5,370	5,219
Principal transactions and other income	4,573	6,396	4,667	78	7,979
Total revenues	49,386	47,542	55,348	46,156	55,750

Operating expenses
Compensation and benefits	25,385	22,527	31,132	28,028	29,764
Other operating	20,081	17,364	15,339	19,056	21,474
Depreciation and amortization	261	249	291	733	1,103
Impairment of goodwill	-	-	-	-	3,121
Total operating expenses	45,727	40,140	46,762	47,817	55,462
Operating income / (loss)	3,659	7,402	8,586	(1,661)	288

Non-operating income / (expense)
Interest expense, net	(8,487)	(6,178)	(4,735)	(3,922)	(4,401)
Income / (loss) from equity method affiliates		-	-	-	27
Income / (loss) before income taxes	(4,828)	1,224	3,851	(5,583)	(4,086)
Income taxes	(841)	(1,211)	422	85	(414)
Net income / (loss)	(3,987)	2,435	3,429	(5,668)	(3,672)
Less: Net (loss) income attributable to the non-controlling interest	(1,524)	371	1,162	(1,589)	(1,087)
Net income / (loss) attributable to Cohen & Company Inc.	$(2,463)	$2,064	$2,267	$(4,079)	$(2,585)

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(2.14)	$1.71	$1.86	$(2.76)	$(1.72)
Weighted average shares outstanding - basic	1,152,073	1,206,906	1,219,189	1,479,083	1,499,862
Diluted earnings (loss) per common share	$(2.14)	$1.60	$1.85	$(2.76)	$(1.72)
Weighted average shares outstanding - diluted	1,684,482	2,592,254	1,736,002	2,011,492	2,032,275
Cash dividends per share	$0.80	$0.80	$0.80	$0.80	$0.80

Balance Sheet Data:
Total assets	$5,654,452	$2,036,258	$561,271	$308,415	$342,518
Debt	43,536	44,177	29,523	28,535	27,939
Redeemable financial instruments	17,448	16,732	6,000	-	-
Equity:
Total stockholders' equity	35,774	39,872	38,782	39,760	48,235
Non-controlling interest	6,664	8,284	7,980	6,416	8,259
Total equity	$42,438	$48,156	$46,762	$46,176	$56,494

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

All amounts in this disclosure are in thousands (except share, unit,  per share, and per unit data) except where otherwise noted.

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

•

Asset Management: Our Asset Management business segment manages assets within CDOs, managed accounts, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of December 31, 2018, we had approximately $2.85 billion in AUM of which 83.7%, or $2.39 billion, was in CDOs. A substantial portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.  We provide investment banking and advisory services in Europe and advisory services in the United States through our subsidiaries, CCFL and JVB, respectively. Currently, JVB’s primary source of new issue revenue is from originating assets for our U.S. insurance asset management business and CCFL’s primary source of new issue revenue is from originating assets into the PriDe funds and managed accounts.

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent on the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of December 31, 2018, 83.7% of our existing AUM were CDOs.

The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

A substantial portion of our asset management revenue is earned from the management of CDOs.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.

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

Our response to this margin compression has included: (i) building a diversified fixed income trading platform; (ii) acquiring or building out new product lines and expanding existing product lines; (iii) building a hedging execution and funding operation to service mortgage originators; (iv) becoming a full netting member of the FICC enabling us to expand our matched book repo business (see recent events – expansion of matched book repo business below); and (v) monitoring our fixed costs. Our cost management initiatives are ongoing. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a decline in profitability.

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

Recent Events

Expansion of Matched Book Repo Business

On October 18, 2017, we were informed that we had been approved as a full netting member of the FICC’s Government Services Division.  As a member of the FICC, we have access to the FICC’s GCF repo service that provides netting and settlement services for repurchase transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities).  The FICC’s GCF repo service provides us with many benefits including more flexible and lower cost of financing, increased liquidity, increased efficiency in trade execution, and guaranteed settlement. We began entering into transactions with the FICC in November 2017.  In connection with receiving approval as a member of the FICC, we agreed to establish and maintain a committed line of credit in a minimum amount of $25,000 on or prior to April 30, 2018.  The FICC reserves the right to terminate our membership if we fail  to be in compliance with this condition.  We entered into the 2018 MB LOC on April 25, 2018 with MB Financial.  See notes 18 and 31 to our consolidated financial statements in this Annual Report on Form 10-K.

ViaNova Capital Group

In 2018, we formed a new subsidiary, ViaNova, for the purpose of building a RTL business.  RTLs are small balance commercial loans secured by first lien mortgages used by professional investors and real estate developers for financing the purchase and rehabilitation of residential properties.  ViaNova’s business plan includes buying, aggregating, and distributing these loans to produce superior risk-adjusted returns for capital partners through the pursuit of opportunities overlooked by commercial banks.  To that end, we have hired two professionals and entered into a line of credit with LegacyTexas Bank.  As of December 31, 2018, we had not yet acquired any RTL assets.  See notes 4 and 18 to our consolidated financial statements included in this Annual Report on Form 10-K.

New U.S. Insurance JV

On May 16, 2018, we committed to invest up to $3,000 in a newly formed joint venture (the “U.S. Insurance JV”) with an outside investor who committed to invest approximately $63,000 of equity in the U.S. Insurance JV.  The U.S. Insurance JV was formed for the purposes of investing in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies and is managed by DCM. We are required to invest 4.5% of the total equity of the U.S. Insurance JV with an absolute limit of $3,000. The U.S. Insurance JV may use leverage to grow its assets. As of December 31, 2018, we had invested $1,900.

The insurance company debt that will be acquired by the U.S. Insurance JV may be originated by JVB and there may be origination fees earned (up to 1%) in connection with such transactions. We will also earn management fees as manager of the U.S. Insurance JV.  We are entitled to a quarterly base management fee, an annual incentive fee (if certain return hurdles are met), and an additional incentive fee upon the liquidation of the portfolio (if certain return hurdles are met).  See note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

New SPAC Fund

On August 6, 2018, we invested in and became the general partner of a newly formed partnership the SPAC Fund for the purposes of investing in the equity securities of SPACs.  CCFM is the manager of the SPAC Fund.  As of December 31, 2018, we had invested $600 in the SPAC Fund. We are entitled to a quarterly base management fee based on a percentage of the net asset value of the SPAC Fund and an annual incentive allocation based on the actual returns earned by the SPAC Fund. As of December 31, 2018, the net asset value of the SPAC fund was $15,400.  See note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

Amendments to 2013 Convertible Notes

The original maturity date of the 2013 Convertible Notes was September 25, 2018.  Immediately prior to maturity, the 2013 Convertible Notes were held by three parties.  On September 25, 2018, we fully paid off one holder in the amount of $1,461.  We entered into amendments with the holders of the remaining $6,786 aggregate principal amount of the 2013 Convertible Notes: the Edward E. Cohen IRA and the EBC 2013 Family Trust.  Edward E. Cohen is the benefactor of the Edward E. Cohen IRA and is the father of Daniel G. Cohen, the President and Chief Executive of our European operations and Chairman of our board of directors.  Daniel G. Cohen is a trustee of the EBC 2013 Family Trust.  Pursuant to the amendments (i) the maturity date of each of the Notes was extended from September 25, 2018 to September 25, 2019; and (ii) the conversion price under each of the Notes was reduced from $30.00 per share of Common Stock to $12.00 per share of Common Stock. See note 18 to our consolidated financial statements included in this Annual Report on Form 10-K.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2018 and 2017.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Year Ended December 31,		Favorable / (Unfavorable)
	2018	2017	$ Change	% Change
Revenues
Net trading	$29,298	$26,909	$2,389	9%
Asset management	12,536	7,897	4,639	59%
New issue and advisory	2,979	6,340	(3,361)	(53)%
Principal transactions and other income	4,573	6,396	(1,823)	(29)%
Total revenues	49,386	47,542	1,844	4%

Operating expenses
Compensation and benefits	25,385	22,527	(2,858)	(13)%
Business development, occupancy, equipment	2,995	2,723	(272)	(10)%
Subscriptions, clearing, and execution	8,627	7,296	(1,331)	(18)%
Professional fee and other operating	8,459	7,345	(1,114)	(15)%
Depreciation and amortization	261	249	(12)	(5)%
Total operating expenses	45,727	40,140	(5,587)	(14)%

Operating income / (loss)	3,659	7,402	(3,743)	(51)%

Non-operating income / (expense)

Interest expense	(8,487)	(6,178)	(2,309)	(37)%
Income / (loss) before income taxes	(4,828)	1,224	(6,052)	(494)%
Income taxes	(841)	(1,211)	(370)	(31)%
Net income / (loss)	(3,987)	2,435	(6,422)	(264)%
Less: Net income (loss) attributable to the non-controlling interest	(1,524)	371	1,895	511%
Net income / (loss) attributable to Cohen & Company Inc.	$(2,463)	$2,064	$(4,527)	(219)%

Revenues

Revenues increased by $1,844, or 4%, to $49,386 for the year ended December 31, 2018, as compared to $47,542 for the year ended December 31, 2017. As discussed in more detail below, the change was comprised of (i) an increase of $2,389 in net trading; (ii) an increase of $4,639 in asset management revenue; (iii) a decrease of $3,361 in new issue and advisory revenue; and (iv) a decrease of $1,823 in principal transactions and other income.

Net Trading

Net trading revenue increased by $2,389, or 9%, to $29,298 for the year ended December 31, 2018, as compared to $26,909 for the year ended December 31, 2017.  The following table shows the detail by trading group.

NET TRADING
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	Change
Mortgage	$5,129	$7,569	$(2,440)
Matched book repo	4,624	3,789	835
High yield corporate	9,538	5,134	4,404
Investment grade corporate	1,918	889	1,029
SBA	788	791	(3)
Wholesale and other	7,301	8,737	(1,436)
Total	$29,298	$26,909	$2,389

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the year may not be indicative of future results. Furthermore, from time to time, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 9 and 10 to our consolidated financial statements included in this Annual Report on Form 10-K. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

We consider our matched book repo business to be subject to significant concentration risk.  See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

Asset Management

Assets Under Management

Our AUM equals the sum of: (1) the gross assets included in CDOs that we have sponsored and manage; plus (2) the NAV of the other Investment Vehicles we manage. Our calculation of AUM may differ from the calculations used by other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers.  This definition of AUM is not necessarily identical to a definition of AUM that may be used in our management agreements.

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	As of December 31,
	2018	2017	2016
Company sponsored CDOs	$2,386,614	$3,117,372	$3,439,054
Other Investment Vehicles (1)	465,665	374,510	229,119
Assets under management (2)	$2,852,279	$3,491,882	$3,668,173

(1)	AUM for Company-sponsored CDOs and other Investment Vehicles represents total AUM at the end of the period indicated.
(2)

In some cases, accounts we manage employ leverage.  In some cases, our fees are based on gross assets while in other cases our fees are based on net assets.  AUM included herein is calculated using either the gross or net assets of each Investment Vehicle based on whichever serves as the basis for our management fees.

Asset management fees increased by $4,639, or 59%, to $12,536 for the year ended December 31, 2018, as compared to $7,897 for the year ended December 31, 2017, as discussed in more detail below.

ASSET MANAGEMENT
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	Change
CDOs	$7,919	$5,848	$2,071
Other	4,617	2,049	2,568
Total	$12,536	$7,897	$4,639

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

Asset management revenue from Company-sponsored CDOs increased by $2,071 to $7,919 for the year ended December 31, 2018, as compared to $5,848 for the year ended December 31, 2017. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	Change
TruPS and insurance company debt - U.S.	$6,594	$3,871	$2,723
TruPS and insurance company debt - Europe	995	1,462	(467)
Broadly syndicated loans - Europe	330	515	(185)
Total	$7,919	$5,848	$2,071

Asset management fees for TruPS and insurance company debt – U.S. increased primarily because the Alesco II CDO successfully auctioned off its assets and liquidated.  As a result of the successful auction, our deferred subordinated management fees were paid.  As a result, we recorded revenue of $2,997 and related professional fees and other expense of $999 in 2018.  The total revenue earned on this CDO was $3,211 and $304 for the years ended December 31, 2018, and 2017, respectively.  We will no longer earn any revenue in the future from this securitization.  Except as set forth above, asset management fees for TruPS and insurance company debt – U.S. declined as compared to 2017 because AUM declined due to principal repayments on the assets of these securitizations.

In 2018, asset management fees for TruPS and insurance company debt – Europe was impacted by the successful auction and liquidation of Dekania Europe 1.  As a result of the successful auction, our deferred subordinated fees were paid as well as other one-time fees associated with termination.  The total revenue earned on this CDO was $434 and $592 for the years ended December 31, 2018 and 2017, respectively.  In addition to this decrease, we experienced a decline in revenues earned from the remaining CDOs primarily due to principal payments on the assets in these securitizations.

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  Fees declined primarily due to a decline in subordinated asset management fees.  During 2018, the performance of the portfolio deteriorated and certain cash flow diversion features of the CLO were triggered.  As a result, cash flow that would otherwise pay subordinated management fees was diverted to pay principal on the senior securities.  In addition, fees declined because of a reduction in AUM due to principal payments received.

Other

Other asset management revenue increased by $2,568 to $4,617 for the year ended December 31, 2018, as compared to $2,049 for the year ended December 31, 2017.  The increase was primarily due to performance fees being earned on and increases in the AUM of our managed accounts during 2018.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $3,361, or 53%, to $2,979 for the year ended December 31, 2018, as compared to $6,340 for the year ended December 31, 2017.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $1,823 to $4,573 for the year ended December 31, 2018, as compared to $6,396 for the year ended December 31, 2017.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	Change
EuroDekania	$709	$120	$589
Currency hedges	87	(143)	230
CLO investments	1,456	1,058	398
Equity securities	1,551	-	1,551
U.S. Insurance JV	25	-	25
SPAC Fund	(8)	-	(8)
Other principal investments	5	(225)	230
Total principal transactions	3,825	810	3,015

Alesco X-XVII revenue share	-	1,776	(1,776)
Star Asia revenue share	169	3,289	(3,120)
IIFC revenue share	504	549	(45)
All other income / (loss)	75	(28)	103
Other income	748	5,586	(4,838)

Total principal transactions and other income	$4,573	$6,396	$(1,823)

Principal Transactions

EuroDekania is an investment company and we carry our investment at the NAV of the fund.  Income recognized in each period is a result of changes in the underlying NAV of the fund as well as distributions received.  Our investment in EuroDekania is denominated in Euros.  We sometimes hedge this exposure (as described in greater detail below).  Currently, EuroDekania is making no new investments, and has no plans to make new investments in the future.  As cash is received from its current investments, it has been returned to EuroDekania’s shareholders.

Our currency hedge consists of a Euro forward agreement designed to hedge the currency risk primarily associated with our investment in EuroDekania.

Our CLO investments represent investments in the most junior tranche of certain CLOs.  The average carrying value of our CLO investments for the year ended December 31, 2018 was $11,384 as compared to $5,289 for the year ended December 31, 2017.  The income of $1,456 recognized during the year ended December 31, 2018 was comprised of $1,423 of investment income, $273 of realized gain, partially offset by $240 of net unrealized loss.  The income of $1,058 recognized during the year ended December 31, 2017 was comprised of $1,124 of investment income, $701 of net unrealized gain, partially offset by $712 of impairment charges and $55 in realized loss.

Equity securities represent unrestricted and restricted equity investments in publicly traded corporations   See note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for information about how we determine the value of these instruments.

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

Other Income

Other income decreased by $4,838 to $748 for the year ended December 31, 2018, as compared to $5,586 for the year ended December 31, 2017.

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

•	The Star Asia revenue share arrangement terminated during 2018. We earned a large incentive payment from Star Asia in the year ended December 31, 2017.
•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  Through December 31, 2018, we have earned $2,185 in the aggregate.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $5,587, or 14%, to $45,727 for the year ended December 31, 2018, as compared to $40,140 for the year ended December 31, 2017. As discussed in more detail below, the change was comprised of (i) an increase of $2,858 in compensation and benefits; (ii) an increase of $272 in business development, occupancy, and equipment; (iii) an increase of $1,331 in subscriptions, clearing, and execution; (iv) an increase of $1,114 in professional fee and other operating; and (v) an increase of $12 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $2,858, or 13%, to $25,385 for the year ended December 31, 2018, as compared to $22,527 for the year ended December 31, 2017.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	Change
Cash compensation and benefits	$24,762	$21,795	$2,967
Equity-based compensation	623	732	(109)
Total	$25,385	$22,527	$2,858

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $2,967 to $24,762 for the year ended December 31, 2018, as compared to $21,795 for the year ended December 31, 2017.  Our headcount remained the same at 88 as of December 31, 2018 and 2017.  Cash compensation increased mostly due to an increase in incentive compensation related to the increases in net trading and asset management revenues.

Equity-based compensation decreased by $109 to $623 for the year ended December 31, 2018, as compared to $732 for the year ended December 31, 2017.   The decline was a result of the fact that there were no restricted stock grants to the board of directors during 2018.  There were grants to the board of directors during 2017.  See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $272, or 10%, to $2,995 for the year ended December 31, 2018, as compared to $2,723 for the year ended December 31, 2017. This increase was comprised of an increase of $97 in business development and an increase in occupancy and equipment $175.  Occupancy and equipment increased primarily due to our entry into a new office lease for office space in New York City which commenced in August 2018.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $1,331, or 18%, to $8,627 for the year ended December 31, 2018, as compared to $7,296 for the year ended December 31, 2017.  This increase was comprised of an increase in subscriptions of $457 and an increase in clearing and execution of $874.  The subscriptions increase was primarily the result of increases in Bloomberg licensing charges and new subscriptions to support the ViaNova business.  The increase in clearing and execution was due to increased trading volume and a full year of operation in 2018 for our GCF matched repo business.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $1,114, or 15%, to $8,459 for the year ended December 31, 2018, as compared to $7,345 for the year ended December 31, 2017. This increase was comprised of an increase of $1,140 in professional fees; partially offset by a decrease in other operating expenses of $26.  Professional fees increased due to sub-advisory fees incurred in connection with the successful auction of the Alesco II CDO managed by DCM, as well as a finder’s fee incurred in connection with new issue and advisory revenue earned by JVB for the origination of financial assets.

Depreciation and Amortization

Depreciation and amortization increased by $12, or 5%, to $261 for the year ended December 31, 2018, as compared to $249 for the year ended December 31, 2017.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $2,309, or 37%, to $8,487 for the year ended December 31, 2018, as compared to $6,178 for the year ended December 31, 2017.

INTEREST EXPENSE
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	Change
Junior subordinated notes	$3,499	$3,293	$206
2013 Convertible Notes	752	811	(59)
2017 Convertible Note	1,445	1,154	291
2018 MB LOC	270	-	270
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF	587	89	498
Redeemable Financial Instrument - JKD Capital Partners I LTD	1,968	831	1,137
Redeemable Financial Instrument - ViaNova Capital Group, LLC	(34)	-	(34)
	$8,487	$6,178	$2,309

See notes 17 and 18 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) was ($841) for the year ended December 31, 2018, as compared to ($1,211) for the year ended December 31, 2017. The tax benefit recognized in 2018 was comprised of a current tax benefit of $4 and a deferred tax benefit of $837.  The deferred tax benefit recognized in 2018 was the result of the net loss incurred by us in 2018.  This net loss provides additional net operating loss carryforwards (“NOL”) carryforwards which can be recognized as a benefit to the extent it can scheduled against our deferred tax liability reversal.  The tax benefit recognized in 2017 was comprised of $1,279 of deferred tax benefit, partially offset by $68 of current tax expense.  The deferred tax benefit recognized in 2017 was primarily the result of the Tax Cuts and Jobs Act of 2017 (the “TCJA”). Among other things, the TCJA reduced the corporate tax rate from 35% to 21%.  As a result, we revalued our deferred tax liability and recognized a one-time tax deferred income tax benefit.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the years ended December 31, 2018 and 2017 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated but not wholly owned by the Operating LLC.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2018

	Total		Consolidated
	Operating LLC	Cohen &	Cohen &
	Consolidated	Company Inc.	Company Inc.
Net income / (loss) before tax	$(4,828)	$-	$(4,828)
Income tax expense / (benefit)	25	(866)	(841)
Net income / (loss) after tax	(4,853)	866	(3,987)
Average effective Operating LLC non-controlling interest % (1)	31.40%
Operating LLC non-controlling interest	$(1,524)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2017

	Total		Consolidated
	Operating LLC	Cohen &	Cohen &
	Consolidated	Company Inc.	Company Inc.
Net income / (loss) before tax	$1,224	$-	$1,224
Income tax expense / (benefit)	18	(1,229)	(1,211)
Net income / (loss) after tax	1,206	1,229	2,435
Average effective Operating LLC non-controlling interest % (1)	30.76%
Operating LLC non-controlling interest	$371

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

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Year Ended December 31,		Favorable / (Unfavorable)
	2017	2016	$ Change	% Change
Revenues
Net trading	$26,909	$39,105	$(12,196)	(31)%
Asset management	7,897	8,594	(697)	(8)%
New issue and advisory	6,340	2,982	3,358	113%
Principal transactions and other income	6,396	4,667	1,729	37%
Total revenues	47,542	55,348	(7,806)	(14)%

Operating expenses
Compensation and benefits	22,527	31,132	8,605	28%
Business development, occupancy, equipment	2,723	2,595	(128)	(5)%
Subscriptions, clearing, and execution	7,296	6,425	(871)	(14)%
Professional fee and other operating	7,345	6,319	(1,026)	(16)%
Depreciation and amortization	249	291	42	14%
Total operating expenses	40,140	46,762	6,622	14%

Operating income / (loss)	7,402	8,586	(1,184)	(14)%

Non-operating income / (expense)

Interest expense	(6,178)	(4,735)	(1,443)	(30)%
Income / (loss) before income taxes	1,224	3,851	(2,627)	(68)%
Income taxes	(1,211)	422	1,633	387%
Net income / (loss)	2,435	3,429	(994)	(29)%
Less: Net income (loss) attributable to the non-controlling interest	371	1,162	791	68%
Net income / (loss) attributable to Cohen & Company Inc.	$2,064	$2,267	$(203)	(9)%

Revenues

Revenues decreased by $7,806, or 14%, to $47,542 for the year ended December 31, 2017, as compared to $55,348 for the year ended December 31, 2016. As discussed in more detail below, the change was comprised of (i) a decrease of $12,196 in net trading revenue; (ii) a decrease of $697 in asset management revenue; (iii) an increase of $3,358 in new issue and advisory revenue; and (iv) an increase of $1,729 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $12,196, or 31%, to $26,909 for the year ended December 31, 2017, as compared to $39,105 for the year ended December 31, 2016.    The following table shows the detail by trading group.

NET TRADING
(Dollars in Thousands)

	Year Ended December 31,
	2017	2016	Change
Mortgage	$7,569	$8,882	$(1,313)
Matched book repo	3,789	2,918	871
High yield corporate	5,134	10,802	(5,668)
Investment grade corporate	889	6,515	(5,626)
SBA	791	1,692	(901)
Wholesale and other	8,737	8,296	441
Total	$26,909	$39,105	$(12,196)

Our net trading revenue includes unrealized gains on our trading investments as of the applicable measurement date which may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during the year ended December 31, 2017 may not be indicative of future results. Furthermore, from time to time, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB fair value hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 9 and 10 to our consolidated financial statements included in this Annual Report on Form 10-K. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

We consider our matched book repo business to be subject to significant concentration risk.  See note 12 to our consolidated financial statements included in Item 1 of this Annual Report on Form 10-K.

Asset Management

Asset management fees decreased by $697, or 8%, to $7,897 for the year ended December 31, 2017, as compared to $8,594 for the year ended December 31, 2016, as discussed in more detail below.

ASSET MANAGEMENT
(Dollars in Thousands)

	Year Ended December 31,
	2017	2016	Change
CDOs	$5,848	$7,644	$(1,796)
Other	2,049	950	1,099
Total	$7,897	$8,594	$(697)

CDOs

A substantial portion of our asset management fees are earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

A substantial portion of our managed CDOs have stopped paying subordinated management fees due to the diversion of cash flows required by the CDO governing documents.  See “Critical Accounting Policies” beginning on page 69 for discussion of our accounting policy regarding recognition of revenue related to subordinated management fees.

Other

Other asset management revenue increased by $1,099 to $2,049 for the year ended December 31, 2017 as compared to $950 for the year ended December 31, 2016.  The increase was primarily due to performance fees being earned on, and increases in the AUM of, our managed accounts during 2017.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $3,358, or 113%, to $6,340 for the year ended December 31, 2017, as compared to $2,982 for the year ended December 31, 2016.

Our new issue and advisory revenue has been, and we expect it will continue to be, volatile. We earn revenue from a limited number of engagements. Therefore, a small change in the number of engagements can result in large fluctuations in the revenue recognized. Further, even if the number of engagements remains consistent, the average revenue per engagement can fluctuate considerably. Finally, our revenue is generally earned when an underlying transaction closes (rather than on a monthly or quarterly basis). Therefore, the timing of underlying transactions increases the volatility of our revenue recognition.

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

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2017	2016	Change
EuroDekania	$120	$(1,005)	$1,125
Currency hedges	(143)	38	(181)
CLO investments	1,058	2,626	(1,568)
Other principal investments	(225)	(11)	(214)
Total principal transactions	810	1,648	(838)

Alesco X-XVII revenue share	1,776	780	996
Star Asia revenue share	3,289	1,583	1,706
IIFC revenue share	549	356	193
All other income / (loss)	(28)	300	(328)
Other income	5,586	3,019	2,567

Total principal transactions and other income	$6,396	$4,667	$1,729

Principal Transactions

EuroDekania is an investment company and we carry our investment at the NAV of the fund.  Income recognized in each period is the result of changes in the underlying NAV of the fund as well as distributions received.  Our investment in EuroDekania is denominated in Euros.  We sometimes hedge this exposure (as described in greater detail below).  Currently, EuroDekania is making no new investments, and has no plans to make new investments in the future.  As cash has been received from its current investments, it has been returned to EuroDekania’s shareholders.

Our currency hedge consisted of a Euro forward agreement designed to hedge the currency risk primarily associated with our investment in EuroDekania.

Our investments represent investments in the most junior tranche of certain CLOs.  Our CLO investments have declined over time as we have received returns of principal and proceeds from sales that we have not reinvested in new CLO investments.  The average carrying value of our CLO investments for the year ended December 31, 2017 was $5,289 as compared to $7,984 for the year ended December 31, 2016.

The income on CLO investments of $1,058 recognized during the year ended December 31, 2017, is comprised of $1,124 of investment income, $701 of unrealized gains, partially offset by $55 of realized loss and $712 of impairment charges.  The income on CLO investments of $2,626 recognized during the year ended December 31, 2016, was comprised of $1,213 of investment income, $2,729 of unrealized gains, partially offset by $733 of realized loss and $583 of impairment charges.

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

The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned above certain thresholds.  See discussion of revenue share arrangements in “Item 1 — Business” beginning on page 5.  These arrangements expire, or have expired, as follows:

•

The Alesco X-XVII revenue share arrangement expired in February 2017.  Included in the revenue recognized during the year ended December 31, 2017, was $1,579 of contingent amounts that became due upon the conclusion of the arrangement.  No additional revenue will be earned from this arrangement.

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

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $8,172 to $21,795 for the year ended December 31, 2017, as compared to $29,967 for the year ended December 31, 2016. This decrease was primarily the result of a decrease in incentive compensation, which is tied to revenue and operating profitability, partially offset by an increase in headcount.  Our total headcount increased from 79 at December 31, 2016 to 88 at December 31, 2017.

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

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $128, or 5%, to $2,723 for the year ended December 31, 2017, as compared to $2,595 for the year ended December 31, 2016. This was comprised of an increase in business development expense of $213,  partially offset by a decrease in occupancy and equipment of $85.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $871, or 14%, to $7,296 for the year ended December 31, 2017, as compared to $6,425 for the year ended December 31, 2016. This was comprised of an increase in subscriptions of $99 and an increase in clearing and execution of $772.  The increase in clearing and execution was comprised of an increase in clearing costs of $73 and an increase in solicitation costs of $699 associated with European asset management and origination.

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
(Dollars in Thousands)

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

Income Tax Expense / (Benefit)

Income tax expense / (benefit) was $(1,211) for the year ended December 31, 2017, as compared to income tax expense / (benefit) of $422 for the year ended December 31, 2016.  The tax expense recognized in 2017 was comprised of $1,279 of deferred tax benefit partially offset by $68 of current tax expense.  The deferred tax benefit recognized in 2017 was primarily the result of the TCJA.  Among other things, the TCJA reduced the corporate tax rate from 35% to 21%.  As a result, we revalued our deferred tax liability and recognized a one-time tax deferred income tax benefit.  The tax expense recognized in 2016 was comprised of $92 of current tax expense and $330 of deferred tax expense.  The deferred tax expense was primarily the result of changes in the expected reversal pattern of our deferred tax liability.

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

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2017

	Total		Consolidated
	Operating LLC	Cohen &	Cohen &
	Consolidated	Company Inc.	Company Inc.
Net income / (loss) before tax	$1,224	$-	$1,224
Income tax expense / (benefit)	18	(1,229)	(1,211)
Net income / (loss) after tax	1,206	1,229	2,435
Average effective Operating LLC non-controlling interest % (1)	30.76%
Operating LLC non-controlling interest	$371

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2016

	Total		Consolidated
	Operating LLC	Cohen &	Cohen &
	Consolidated	Company Inc.	Company Inc.
Net income / (loss) before tax	$3,851	$-	$3,851
Income tax expense / (benefit)	52	370	422
Net income / (loss) after tax	3,799	(370)	3,429
Average effective Operating LLC non-controlling interest % (1)	30.59%
Operating LLC non-controlling interest	$1,162

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

See Liquidity and Capital Resources – Contractual Obligations below.

During the third quarter of 2010, our board of directors initiated a dividend of $0.50 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, our board of directors declared a dividend of $0.20 per quarter, which was paid regularly through the fourth quarter of 2018.  Our board of directors has the power to decide to increase, reduce, or eliminate dividends in the future.  The board of directors’ decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing our indebtedness.  There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon payment of dividends to our stockholders.

On March 6, 2019, our board of directors declared a cash dividend of $0.20 per share, which will be paid on our Common Stock on April 3, 2019 to stockholders of record on March 20, 2019. A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

Since March 17, 2016, we have entered into letter agreements (together, the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (“Agent”).   The most current letter agreement provides for the Agent to purchase up to an aggregate maximum of $2,000 of Common Stock and is in effect until March 19, 2019.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.

Pursuant to the 10b5-1 Plan, the we repurchased 57,526 shares of Common Stock in the open market for a total purchase price of $594 during the twelve months ended December 31, 2018.  In addition, in a privately negotiated transaction on August 29, 2018 we purchased 17,555 shares of Common Stock for $176 or $10.00 per share of Common Stock from a current member of the board of directors.

Pursuant to the 10b5-1 Plan, we repurchased 15,270 shares of Common Stock in the open market for a total purchase price of $149 for the twelve months ended December 31, 2017.  In addition, in privately negotiated transactions, (i) during the second quarter of 2017, we purchased 2,774 shares of Common Stock for an aggregate purchase price of $33 or $12 per share from an employee of the Company and; during the fourth quarter of 2017, we purchased 27,345 shares of Common Stock for an aggregate purchase price of $273 or $10 per share from a former member of the board of directors who was a director at the time of purchase.  Also, during the fourth quarter of 2017, we purchased 11,177 shares of Common Stock from an unrelated third party in a privately negotiated transaction for an aggregate purchase price of $112 or $10.00 per share.

Pursuant to the 10b5-1 Plan, we repurchased 22,068 shares of Common Stock in the open market for a total purchase price of $208 for the twelve months ended December 31, 2016.  In addition, on March 21, 2016, we (i) repurchased 65,000 shares of Common Stock from an unrelated third party in a privately negotiated transaction for an aggregate purchase price of $813, which represents a per share price of $12.50, and (ii) repurchased an aggregate of 104,400 shares of Common Stock from an investment manager representing certain stockholders who are unrelated to the Company in a separate privately negotiated transaction for an aggregate purchase price of $1,306, or $12.50 per share.

All of the repurchases noted above were completed using cash on hand.

During 2018, we entered into the 2018 MB LOC credit facility with MB Financial.  As of December 31, 2018, no amounts were drawn under the 2018 MB LOC.

During 2018, we repaid $1,461 of the 2013 Convertible Notes and extended the maturity of the remaining outstanding 2013 Convertible Notes by one year.   See notes 18 and 31 to our consolidated financial statements included in this Annual Report on Form 10-K.    In addition, we raised $750 in redeemable financial instruments related to Via Nova.  See notes 17 and 28 to our consolidated financial statements included in this Annual Report on Form 10-K.

During 2017, we issued the 2017 Convertible Note in an aggregate principal amount of $15,000 to the DGC Family Fintech Trust.  Also during 2017, we raised $11,000 in proceeds from redeemable financial instruments: $10,000 by issuing a redeemable financial instrument to CBF and the DGC Family Fintech Trust; and, $1,000 in additional proceeds from the already issued redeemable financial instrument to JKD Capital Partners I LTD.  See notes 17 and 18 to our consolidated financial statements included in this Annual Report on Form 10-K.

During 2016, we raised $6,000 by issuing a redeemable financial instrument to JKD Capital Partners I LTD.  See note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Cash Flows

We have seven primary uses for capital:

(1) To fund the operations of our Capital Markets business segment. Our Capital Markets business segment utilizes capital (i) to fund securities inventory to facilitate client trading activities; (ii) for risk trading for own account; (iii) to fund our collateralized securities lending activities; (iv) for temporary capital needs associated with underwriting activities; (v) to fund business expansion into existing or new product lines including additional capital dedicated to our mortgage group as well as our matched book repo business; and (vi) to fund any operating losses incurred.

(2) To fund the expansion of our Asset Management business segment.  We generally grow our AUM by sponsoring new Investment Vehicles.  The creation of a new investment vehicle often requires us to invest a certain amount of our own capital to attract outside capital to manage.  Also, these new Investment Vehicles often require warehouse and other third-party financing to fund the acquisition of investments.  Finally, we generally will hire employees to manage new vehicles and will operate at a loss for a startup period.

(3) To fund investments. We make principal investments to generate returns.  We may need to raise additional debt or equity financing in order to ensure we have the capital necessary to take advantage of attractive investment opportunities.

(4) To fund mergers or acquisitions. We may opportunistically use capital to acquire other asset managers, individual asset management contracts, or financial services firms. To the extent our liquidity sources are insufficient to fund our future merger or acquisition activities; we may need to raise additional funding through an equity or debt offering. No assurances can be given that additional financing will be available in the future, or that if available, such financing will be on favorable terms.

(5) To fund potential dividends and distributions. During the third quarter of 2010 and for each subsequent quarter through December 31, 2018, the board of directors has declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to our stockholders.

(6) To fund potential repurchases of Common Stock.  We have opportunistically repurchased Common Stock in private transactions as well through the 10b5-1 Plan.  See note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

(7) To pay off debt as it matures: We have indebtedness that must be repaid as it matures. See note 18 to our consolidated financial statements included in this Annual Report on Form 10-K.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of December 31, 2018 and December 31, 2017, we maintained cash and cash equivalents of $14,106 and $22,933, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities	$(6,999)	$(11,916)	$(8,731)
Cash flow from investing activities	2,156	(3,896)	7,951
Cash flow from financing activities	(3,722)	23,118	2,268
Effect of exchange rate on cash	(262)	411	(387)
Net cash flow	(8,827)	7,717	1,101
Cash and cash equivalents, beginning	22,933	15,216	14,115
Cash and cash equivalents, ending	$14,106	$22,933	$15,216

See the statements of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

2018 Cash Flows

As of December 31, 2018, our cash and cash equivalents were $14,106, representing a decrease of $8,827 from December 31, 2017. The decrease was attributable to the cash used by operating activities of $6,999, the cash provided by investing activities of $2,156, the cash used in financing activities of $3,722, and the decrease in cash resulting from a change in exchange rates of $262.

The cash used by operating activities of $6,999 was comprised of (a) net cash outflows of $2,896 related to working capital fluctuations; (b) net cash inflows of  $2,219 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) net cash outflows from other earnings items of $6,322 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses on other investments, equity based compensation, depreciation, and amortization).

The cash provided by investing activities of $2,156 was comprised of (a) $30,023 of sales and returns of principal from other investments, at fair value, partially offset by (b) $1,002 of cash used to purchase furniture, fixtures, and equipment, and (c) $26,865 of cash used to purchase other investments, at fair value.

The cash used in financing activities of $3,722 was comprised of (a) $1,461 of cash used to repay a portion of the 2013 Convertible Notes (see note 18 to our consolidated financial statements in this Annual Report on Form 10-K); (b) $525 of payment of debt issuance costs; (c) $75 of cash used to net settle equity awards; (d) $769 of cash used to repurchase and retire Common Stock; (e) $426 of distributions to the non-controlling interests of the Operating LLC; (f) $966 of dividends to our stockholders.; partially offset by (g) $500 of cash proceeds from redeemable financial instruments (see note 17 to our consolidated financial statements in this Annual Report on Form 10-K).

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

The cash used by operating activities of $11,916 was comprised of (a) net cash inflows of $3,659 related to working capital fluctuations; (b) net cash outflows of  $18,224 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) net cash inflows from other earnings items of $2,649 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses on other investments,  equity based compensation, depreciation, and amortization).

The cash used by investing activities of $3,896 was comprised of (a) $7,155 of cash used to purchase other investments, at fair value; (b) $143 of cash used to purchase furniture, equipment, and leasehold improvements; partially offset by (c) $3,402 of cash provided by sales and returns of principal of other investments, at fair value.

The cash provided in financing activities of $23,118 was comprised of (a) $11,000 in proceeds from the issuance of the redeemable financial instrument (see note 17 to our consolidated financial statements included in this Annual Report on Form 10-K); (b) $15,000 in proceeds from issuance of the 2017 Convertible Note (see note 18 to our consolidated financial statements included in this Annual Report on Form 10-K); partially offset by (c) $800 in cash used to pay issuance and financing costs; (d) $100 in cash used to net settle equity awards; (e) $572 in repurchases of our Common Stock; (f) $985 of dividends to our stockholders; and (e) $425 of distributions to the non-controlling interests of the Operating LLC.

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

The cash provided by investing activities of $7,951 was comprised of $8,411 in sales and returns of principal in other investments, at fair value, partially offset by $237 of purchases of other investments, at fair value and $223 of purchases of furniture, equipment, and leasehold improvements.

The cash provided in financing activities of $2,268 was comprised of (a) $6,000 in proceeds from the issuance of the redeemable financial instrument (see note 17 to our consolidated financial statements included in this Annual Report on Form 10-K); partially offset by (b) $28 in cash used to net settle equity awards; (c) $2,325 in repurchases of our Common Stock; (d) $954 of dividends to our stockholders.; and (e) $425 of distributions to the non-controlling interests of the Operating LLC.

Regulatory Capital Requirements

As of December 31, 2018, two of our subsidiaries were licensed securities dealers in the U.S. or the United Kingdom. As broker-dealers, our U.S. subsidiary, JVB, is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at December 31, 2018 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)
United States	$250
United Kingdom	893
Total	$1,143

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at December 31, 2018 total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $55,040. See note 23 to our consolidated financial statements included in this Annual Report on Form 10-K.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

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

	For the Twelve Months Ended December 31, 2018	For the Twelve Months Ended December 31, 2017
Receivables under resale agreements
Period end	$5,171,053	$1,680,883
Monthly average	3,012,422	539,332
Maximum month end	5,171,053	1,680,883
Securities sold under agreements to repurchase
Period end	$5,210,587	$1,692,279
Monthly average	3,051,388	545,029
Maximum month end	5,210,587	1,692,279

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

The following table summarizes our long-term indebtedness and other financing outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	As of December 31, 2018	As of December 31, 2017	Interest Rate Terms	Interest (4)	Maturity
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	$15,000	$15,000	Fixed	8.00%	March 2022 (1)
8.00% convertible senior notes (the "2013 Convertible Notes")	6,786	8,248	Fixed	8.00%	September 2019 (2)
Less unamortized debt issuance costs	(974)	(1,343)
	20,812	21,905
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	6.52%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	6.95%	March 2035
Less unamortized discount	(25,401)	(25,853)
	22,724	22,272

MB Financial Bank, N.A. Credit Facility ("2018 MB LOC")	-	-	Variable	NA	April 2020

LegacyTexas Credit Facility	-	-	Variable	NA	November 2019
Total	$43,536	$44,177

(1)

The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount of the 2017 Convertible Note at any time prior to maturity into units of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of the Operating LLC not held by us. may, with certain restrictions, be redeemed and exchanged into shares of Common Stock on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.

(2)

The holders of the 2013 Convertible Notes may, subject to certain restrictions, convert all or any part of the outstanding principal amount of the 2013 Convertible Notes at any time prior to maturity into shares of Common Stock at a conversion price of $12.00 per share, subject to certain anti-dilution adjustments.

(3)

The junior subordinated notes listed represent debt we owe to the two trusts noted above.  The total par amount owed by us to the trusts is $49,614.  However, we own the common stock of the trusts in a total par amount of $1,489.  We pay interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding.  However, we receive back from the trusts the pro rata share of interest and principal on the common stock held by us.  These trusts are variable interest entities (“VIEs”) and we do not consolidate them even though the we hold common stock.  We carry the common stock on its balance sheet at a value of $0.    The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturities are 15.3% for the Alesco Capital I trust and 15.6% for the Sunset Financial Statutory Trust I.

(4)	Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

As of December 31, 2018, we have the following sources of financing, which we account for as redeemable financial instruments.  See note 17 to our consolidated financial statements included in this Annual Report on Form 10-K

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in thousands)

	As of December 31, 2018	As of December 31, 2017
JKD Capital Partners I LTD	$6,732	$6,732
DGC Family Fintech Trust / CBF	10,000	10,000
ViaNova Capital Group, LLC	716	-
Total	$17,448	$16,732

Off-Balance Sheet Arrangements

Other than as described in note 11 (derivative financial instruments) and note 16 (variable interest entities) to our consolidated financial statements included in this Annual Report on Form 10-K, there were no material off balance sheet arrangements as of December 31, 2018.

Contractual Obligations

The table below summarizes our significant contractual obligations as of December 31, 2018 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Also, we have assumed that the 8.0% Convertible Notes are not converted prior to maturity.  Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements.  In addition, amortization of discount on debt is excluded.

CONTRACTUAL OBLIGATIONS
December 31, 2018
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$10,603	$1,311	$2,338	$1,877	$5,077
Maturity of 2013 Convertible Notes (1)	6,786	6,786	-	-	-
Interest on 2013 Convertible Notes (1)	534	534	-	-	-
Maturity of 2017 Convertible Note (1)	15,000	-	-	15,000	-
Interest on 2017 Convertible Note (1)	4,132	1,200	2,403	529	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	57,134	3,224	6,449	6,449	41,012
Redeemable Financial Instrument - JKD Capital Partners 1 (3)	6,732	6,732	-	-	-
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF (3)	10,000	-	10,000	-	-
Redeemable Financial Instrument - ViaNova (3)	716	716	-	-	-
Minimum variable payment due on Redeemable Financial Instruments (4)	560	320	240	-	-
Other Operating Obligations (5)	4,874	2,243	1,779	852	-
	$165,196	$23,066	$23,209	$24,707	$94,214

(1)	Assumes the 2013 Convertible Notes and the 2017 Convertible Note are not converted prior to maturity.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 6.52% (based on a 90-day LIBOR rate in effect as of December 31, 2018 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 6.953% (based on a 90-day LIBOR rate in effect as of December 31, 2018 plus 4.15%) was used to compute the contractual interest payment in each period noted.

(3)

Represents redemption value of the redeemable financial instruments as of the reporting period. None of the redeemable financial instrument has a fixed maturity date.  The period shown above represents the first period the holder of these instruments has the ability to require redemption by us.

(4)

The redeemable financial instruments require certain variable payments be made by us based on revenues or profits earned by certain of our operations.  The amounts shown here represent the minimum amount of payments that would be due under these instruments.

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

Unrealized and realized gains and losses on securities classified as investments-trading in the consolidated balance sheets are recorded as a component of net trading revenue in the consolidated statements of operations. Unrealized and realized gains and losses on securities classified as other investments, at fair value, in the consolidated balance sheets are recorded as a component of principal transactions and other income in the consolidated statements of operations.

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

The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services, or, when independent broker quotations or market price quotations from third party pricing services are unavailable, valuation models prepared by management. These models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level of the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Financial instruments carried at contract amounts with short-term maturities (one year or less) are repriced frequently or bear market interest rates. Accordingly, those contracts are carried at amounts approximating fair value. Financial instruments carried at contract amounts on our consolidated balance sheets include receivables from and payables to brokers, securities purchased under agreements to resell (“reverse repurchase agreements” or “receivables under resale agreements”), and sales of securities under agreements to repurchase (“repurchase agreements”).

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

If the derivative is expected to be managed by employees of our Capital Markets business segment, or is a hedge for an investment classified as investments-trading, the derivative will be carried as a component of investments-trading if it is an asset or securities sold, not yet purchased if a liability. If the derivative is a hedge for an investment carried as a component of other investments, at fair value, the derivative will be recorded in other investments, at fair value.

We may, from time to time, enter into derivatives to manage our risk exposures arising from (i)  fluctuations in foreign currency rates with respect to our investments in foreign currency denominated investments; (ii) our investments in interest sensitive investments; and (iii) our facilitation of mortgage-backed trading. Derivatives entered into by us, from time to time, may include (i) foreign currency forward contracts; (ii) purchase and sale agreements of TBAs and other forward agency MBS contracts; and (iii) other extended settlement trades.

TBAs are forward contracts to purchase or sell mortgage-backed securities whose collateral remain “to be announced” until just prior to the trade settlement. In addition to TBAs, we sometimes enter into forward purchases or sales of agency mortgage-backed securities where the underlying collateral has been identified.  These transactions are referred to as other forward agency MBS contracts.  We account for TBAs and other forward agency MBS contracts as derivatives.

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

Riskless trades are transacted through our proprietary account with a customer order in hand, resulting in little or no market risk to us. Transactions that settle in the regular way are recognized on a trade date basis. Extended settlement transactions are recognized on a settlement date basis (although in cases of extended settlement trades, the unsettled trade is accounted for as a derivative between trade and settlement date).  See notes 3F and 11.  The investments classified as trading are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services or, when independent broker quotations or market price quotations from third party pricing services are unavailable, valuation models prepared by our management. The models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. See note 10.

Asset management

Asset management revenue consists of management fees earned from Investment Vehicles.  In the case of CDOs, the fees earned by us generally consist of senior, subordinated, and incentive fees.

The senior asset management fee is generally senior to all the securities in the CDO capital structure and is recognized on a monthly basis as services are performed. The senior asset management fee is generally paid on a quarterly basis.

The subordinated asset management fee is an additional payment for the same services but has a lower priority in the CDO cash flows. If the CDO experiences a certain level of asset defaults and deferrals, these fees may not be paid. There is no recovery by the CDO of previously paid subordinated asset management fees. It is our policy to recognize these fees on a monthly basis as services are performed. The subordinated asset management fee is generally paid on a quarterly basis. However, if we determine that the subordinated asset management fee will not be paid (which generally occurs on the quarterly payment date), we will stop recognizing additional subordinated asset management fees on that particular CDO and will reverse any subordinated asset management fees that are accrued and unpaid. We will begin accruing the subordinated asset management fee again if payment resumes and, in management’s estimate, continued payment is reasonably assured. If payment were to resume but we were unsure of continued payment, we would recognize the subordinated asset management fee as payments were received and would not accrue such fees on a monthly basis.

The incentive management fee is an additional payment, made typically after five to seven years of the life of a CDO, which is based on the clearance of an accumulated cash return on investment (“Hurdle Return”) received by the most junior CDO securities holders. It is an incentive for us to perform in our role as asset manager by minimizing defaults and maximizing recoveries. The incentive management fee is not ultimately determined or payable until the achievement of the Hurdle Return by the most junior CDO securities holders. We recognize incentive fee revenue when it is probable and there is not a significant chance of reversal in the future.

In the case of Investment Vehicles other than CDOs, generally we earn a base fee and, in some cases, also earns an incentive fee.  Base fees will generally be recognized monthly as services are performed and will be paid monthly or quarterly.  The contractual terms of each arrangement will determine our revenue recognition policy for incentive fees in each case.  However, in all cases, we recognize the incentive fees when they are probable and there is not a significant chance of reversal in the future.

New issue and advisory

New issue and advisory revenue include: (i) new issue revenue associated with originating, arranging, or placing newly created financial instruments and (ii) revenue from advisory services.  New issue and advisory revenue is recognized when all services have been provided and payment is earned.

Principal transactions and other income

Principal transactions include all gains, losses, and income (interest and dividend) from financial instruments classified as other investments, at fair value in the consolidated balance sheets.

The investments classified as other investments, at fair value are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations or models from third party pricing services, or, when independent broker quotations or market price quotations or models from third party pricing services are unavailable, valuation models prepared by management. These models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Dividend income is recognized on the ex-dividend date.

Other income / (loss) includes foreign currency gains and losses, interest earned on cash and cash equivalents, interest earned and losses incurred on notes receivable, and other miscellaneous income including revenue from revenue sharing arrangements.

Variable Interest Entities

FASB ASC 810, Consolidation (“FASB ASC 810”) contains the guidance surrounding the definition of VIEs, the definition of variable interests, and the consolidation rules surrounding VIEs. In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. As a general matter, a reporting entity must consolidate a VIE when it is deemed to be the primary beneficiary.  The primary beneficiary is the entity that has both (a) the power to direct the matters that most significantly impact the VIE’s financial performance and (b) a significant variable interest in the VIE.

We can potentially become involved with a VIE in three main ways:

Our Principal Investing Portfolio

For each investment made within the principal investing portfolio, we assess whether the investee is a VIE and if we are the primary beneficiary.  If we determine the entity is a VIE and we are the primary beneficiary, we will consolidate it.

Our Asset Management Activities

For each investment management contract we enter into, we will assess whether the entity being managed is a VIE and if we are the primary beneficiary.  If we determine the entity is a VIE and we are the primary beneficiary, we will consolidate it.

Our Trading Portfolio

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  Under the new guidance, (subsequently updated with  ASU 2018-1, ASU 2018-10, ASU 2018-11 and ASU 2018-20) lessees will be required to recognize the following for all leases with the exception of short-term leases:  (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessor accounting is largely unchanged.    The ASU is effective for entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We have elected the modified retrospective method of adoption.  Effective January 1, 2019, we will record the following: (a) a right of use asset of $8,416; (b) a lease commitment liability of $8,860; (c) a reduction in retained earnings from cumulative effect of adoption of $20; (d) an increase in other receivables of $18; and (e) a reduction in other liabilities of $406.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs, Premium Amortization on Purchased Callable Debt Securities (Sub-Topic 310-20).  The amendments shorten the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  This ASU is effective for fiscal years beginning after December 15, 2018.  Early adoption is permitted.  We have concluded the adoption of this pronouncement will not have a material impact on the presentation in our consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The amendments provide the option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cut and Jobs Act (or portion thereof) is recorded. This

ASU is effective for all organizations for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting.  The amendments expand the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services.  Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU is effective for all organizations for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2020.  Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606.  The ASU also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. It accomplishes this by allowing organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard.  The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue recognition.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements

ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Floating rate securities are not in themselves particularly sensitive to interest rate risk. Because they generally accrue income at a variable rate, the movement in interest rates typically does not impact their fair value. Fluctuations in their current income due to variations in interest rates are generally not material to us. Floating rate securities are subject to other market risks such as: default risk of the underlying issuer, changes in issuer’s credit spreads, prepayment rates, investor demand, and supply of securities within a particular asset class or industry class of the ultimate obligor. The sensitivity to any individual market risk can be difficult to quantify.

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of December 31, 2018, we would have incurred a loss of $5,981 if the yield curve rose 100 bps across all maturities and a gain of $5,974 if the yield curve fell 100 bps across all maturities. As of December 31, 2017, we would have incurred a loss of $4,316 if the yield curve rose 100 bps across all maturities and a gain of $4,316 if the yield curve fell 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. We have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies.  The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates.  Based on this analysis, as of December 31, 2018, our equity price sensitivity was $665 and our foreign exchange currency sensitivity was $10.  As of December 31, 2017, our equity price sensitivity was $828 and our foreign exchange currency sensitivity was $6.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of December 31, 2018, a 100 bps change in the three month LIBOR would have resulted in a change in our annual cash to be paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would have resulted in an increase in the fair value of the debt in the amount of $2,947 as of December 31, 2018.

Counterparty Risk and Settlement Risk

We are subject to counterparty risk primarily in two areas: (1) our collateralized securities transactions described in note 12 to our consolidated financial statements included in this Annual Report on Form 10-K and (2) our TBA and other forward agency MBS activities described in note 11 to our consolidated financial statements included in this Annual Report on Form 10-K. With respect to the matched book repo financing activities, our risk is that the counterparty does not fulfill its obligation to repurchase the underlying security when it is due. In this case, we would typically liquidate the underlying security, which may result in a loss if the security has declined in value in relation to the balance due from the counterparty under the reverse repurchase agreement.

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

How we manage these risks

Market Risk

We seek to manage our market risk by utilizing our underwriting and credit analysis processes that are performed in advance of acquiring any investment. In addition, we continually monitor our investments-trading and our trading securities sold, not yet purchased on a daily basis and our other investments on a monthly basis. We perform an in-depth monthly analysis on all our investments and our risk committee meets on a weekly basis to review specific issues within our portfolio and to make recommendations for dealing with these issues. In addition, our broker-dealer has an assigned chief risk officer that reviews the firm’s positions and trading activities on a daily basis.

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

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2018. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at December 31, 2018.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as described in the revised (2013) version in Internal Control-Integrated Framework. Based on this assessment, management believed that, as of December 31, 2018, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s auditors pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.  OTHER INFORMATION.

On March 6, 2019, the JKD Investor and the Operating LLC entered into an amendment to the JKD Investment Agreement (the “JKD Investment Agreement Amendment”), pursuant to which the term “JKD Investment Return” under the JKD Investment Agreement was amended to mean (A) during the fourth quarter of 2018, an amount equal to 42% of the difference between (i) the revenues generated during a quarter by the activities of the Institutional Corporate Trading Business of JVB and (ii) certain expenses incurred by such Institutional Corporate Trading Business (the “Institutional Corporate Trading Business Net Revenue”), and (B) commencing on January 1, 2019 and for each quarter during the remainder of the term of the JKD Investment Agreement, an amount equal to a percentage of the Institutional Corporate Trading Business Net Revenue, which percentage is based on the JKD Investor’s investment under the JKD Investment Agreement as a percentage of the total capital allocated to Institutional Corporate Trading Business of JVB.  A copy of the JKD Investment Agreement Amendment is attached hereto as Exhibit 10.23.

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

The information required by Item 10 is included in the sections entitled “Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board of Directors Information” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  11.  Executive Compensation.

The information required by Item 11 is included in the sections entitled “Executive Compensation” and “Compensation of Directors” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 with respect to the “Share Ownership of Certain Beneficial Owners and Management” is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan Information

The Company’s 2006 Long-Term Incentive Plan was approved by our stockholders at the special meeting held on October 6, 2006. The 2006 Long-Term Incentive Plan was amended on April 26, 2007 and June 18, 2008.

Following the Merger in December 2009, our board of directors assumed the Cohen Brothers, LLC 2009 Equity Award Plan (the “2009 Equity Award Plan”) from Cohen Brothers on December 16, 2009. The 2009 Equity Award Plan expired upon the vesting of restricted units of the Operating LLC on December 16, 2012. In December 2012, the Company’s chairman (formerly our chairman and chief executive officer), Daniel G. Cohen, transferred to the Company 116,595 restricted shares of Common Stock to the Company in order to satisfy his obligation to fund the equity vesting under the 2009 Equity Award Plan pursuant to the Equity Plan Funding Agreement.

The Company’s 2010 Long-Term Incentive Plan was approved by our stockholders at the annual meeting held on December 10, 2010. The 2010 Long-Term Incentive Plan was amended on April 18, 2011 and amended and restated on March 8, 2012, November 30, 2013, and amended on December 22, 2016.

The following table provides information regarding the 2006 Long-Term Incentive Plan and the 2010 Long-Term Incentive Plan as of December 31, 2018.

	(a)	(b)	(c)
	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	19,286	40.00	380,272
Equity compensation plans not approved by security holders	-	-	-

(1)

See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the 2006 Long-Term Incentive Plan, the 2009 Equity Award Plan and the Equity Plan Funding Agreement, and the 2010 Long-Term Incentive Plan.

The remainder of the information required by Item 12 is included in the Section entitled “Share Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board of Directors Information — Director Independence” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  14.  Principal Accounting Fees and Services.

The information required by Item 14 is included in the sections entitled “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.12

Articles Supplementary — Series E Voting Non-Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on May 13, 2013).

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

4.4

Registration Rights Agreement, dated as of May 9, 2013, by and among Institutional Financial Markets, Inc., Cohen Bros. Financial, LLC and Mead Park Capital Partners LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on May 13, 2013).

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

10.6

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

10.11

Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of IFMI, LLC, dated as of May 9, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on May 13, 2013).

10.12

Amended and Restated Employment Agreement, dated as of May 9, 2013, by and among IFMI, LLC, Institutional Financial Markets, Inc., Daniel G. Cohen, C&Co/PrinceRidge Holdings LP and C&Co/PrinceRidge Partners LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on May 13, 2013).+

10.13	2010 Executive Officers’ Cash Bonus Plan (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (file no. 001-32026) filed with the SEC on March 10, 2010). +

10.14

Form of Award for 2010 Executive Officers’ Cash Bonus Plan (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K (file no. 001-32026) filed with the SEC on March 10, 2010). +

10.15

Second Amended and Restated Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on December 5, 2013). +

10.16

Amendment No. 1 to Second Amended and Restated Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on November 10, 2016).

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

10.20

Securities Purchase Agreement, dated as of May 9, 2013, by and between Institutional Financial Markets, Inc. and Cohen Bros. Financial, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on May 13, 2013).

10.21

Preferred Stock Exchange Agreement, dated as of May 9, 2013, by and among Institutional Financial Markets, Inc., Cohen Bros. Financial, LLC and Daniel G. Cohen (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on May 13, 2013).

10.22

Investment Agreement, dated as of October 3, 2016, by and between IFMI, LLC and JKD Capital Partners I LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2016).

10.23	Amendment No. 1 to Investment Agreement, dated as of March 6, 2019, by and between Cohen & Company, LLC and JKD Capital Partners I LTD.*

10.24

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

10.28

Investment Agreement, dated September 29, 2017, by and between Cohen & Company, LLC and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017).

10.29

Loan Agreement, dated as of April 25, 2018, by and among Cohen & Company Inc., Cohen & Company, LLC, J.V.B. Financial Group, LLC, J.V.B. Financial Group Holdings, LP, C&Co/PrinceRidge Partners LLC and MB Financial Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2018).

10.30	First Amendment to Loan Agreement, by and among Cohen & Company Inc., Cohen & Company, LLC, J.V.B. Financial Group Holdings, LP, C&Co PrinceRidge Holdings, LP, dated January 29, 2019.*

10.31

Revolving Note and Cash Subordination Agreement, dated as of January 29, 2019, by and among Cohen & Company Inc., Cohen & Company, LLC, J.V.B. Financial Group, LLC, J.V.B. Financial Group Holdings, LP, C&Co/PrinceRidge Partners LLC and MB Financial Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2019).

10.32

Amendment No. 1 to Convertible Senior Promissory Note, dated September 25, 2018, by and between Cohen & Company Inc. and the Edward E. Cohen IRA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2018).

10.33

Amendment No. 1 to Convertible Senior Promissory Note, dated September 25, 2018, by and between Cohen & Company Inc. and the EBC 2013 Family Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2018).

10.34

Warehousing Credit and Security Agreement, dated as of November 20, 2018, by and between ViaNova Capital Group LLC and LegacyTexas Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on Novebmer 27, 2018).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations and Comprehensive Income / (Loss) for the Year Ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Statement of Changes in Equity for the Year Ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for Year Ended December 31, 2018, 2017 and 2016; and (v) Notes to Consolidated Financial Statements. *

*	Filed herewith.
**	Furnished herewith.
+	Constitutes a management contract or compensatory plan or arrangement.
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

DATE: March 7, 2019

COHEN & COMPANY INC.

By:	/S/ LESTER R. BRAFMAN
Lester R. Brafman Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ DANIEL G. COHEN	Chairman	March 7, 2019
Daniel G. Cohen

/S/ G. STEVEN DAWSON	Director	March 7, 2019
G. Steven Dawson

/S/ JACK J. DIMAIO, JR.	Vice Chairman	March 7, 2019
Jack J. DiMaio, Jr.

/S/ JACK HARABURDA	Director	March 7, 2019
Jack Haraburda

/S/ DIANA L. LIBERTO	Director	March 7, 2019
Diana L. Liberto

/S/ DOUGLAS LISTMAN	Chief Accounting Officer and Assistant Treasurer	March 7, 2019
Douglas Listman	(Principal Accounting Officer)

/S/ JOSEPH W. POOLER, JR.	Executive Vice President, Chief Financial Officer and Treasurer	March 7, 2019
Joseph W. Pooler, Jr.	(Principal Financial Officer)

THIS PAGE INTENTIONALLY LEFT BLANK

COHEN & COMPANY INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Cohen & Company Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Cohen & Company Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Philadelphia, Pennsylvania

March 7, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

On September 1, 2017, the Company effected a reverse split of the Company’s issued and outstanding shares of common stock (“Common Stock”), pursuant to which every ten (10) shares of common stock outstanding before the reverse split were converted into one (1) share of common stock after the reverse split. All share and per share amounts for all periods presented herein reflect the reverse split as if it had occurred at the beginning of the first period presented.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$14,106	$22,933
Receivables from brokers, dealers, and clearing agencies	129,812	103,596
Due from related parties	793	545
Other receivables	12,072	3,513
Investments-trading	301,235	202,257
Other investments, at fair value	13,768	12,867
Receivables under resale agreements	5,171,053	1,680,883
Goodwill	7,992	7,992
Other assets	3,621	1,672
Total assets	$5,654,452	$2,036,258

Liabilities
Payables to brokers, dealers, and clearing agencies	$201,598	$130,558
Accounts payable and other liabilities	11,452	5,208
Accrued compensation	5,254	4,406
Trading securities sold, not yet purchased	120,122	91,887
Securities sold under agreement to repurchase	5,210,587	1,692,279
Deferred income taxes	2,017	2,855
Redeemable financial instruments	17,448	16,732
Debt	43,536	44,177
Total liabilities	5,612,014	1,988,102

Commitments and contingencies (See Note 26)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding	5	5
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,204,196 and 1,213,022 shares issued and outstanding, respectively, including 93,479 and 76,932 unvested restricted share awards, respectively	12	12
Additional paid-in capital	68,591	69,202
Accumulated other comprehensive loss	(908)	(850)
Accumulated deficit	(31,926)	(28,497)
Total stockholders' equity	35,774	39,872
Non-controlling interest	6,664	8,284
Total equity	42,438	48,156
Total liabilities and equity	$5,654,452	$2,036,258

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in thousands, except share or per share information)

	Year Ended December 31,
	2018	2017	2016
Revenues
Net trading	$29,298	$26,909	$39,105
Asset management	12,536	7,897	8,594
New issue and advisory	2,979	6,340	2,982
Principal transactions and other income	4,573	6,396	4,667
Total revenue	49,386	47,542	55,348

Operating expenses
Compensation and benefits	25,385	22,527	31,132
Business development, occupancy, equipment	2,995	2,723	2,595
Subscriptions, clearing, and execution	8,627	7,296	6,425
Professional fee and other operating	8,459	7,345	6,319
Depreciation and amortization	261	249	291
Total operating expenses	45,727	40,140	46,762

Operating income / (loss)	3,659	7,402	8,586

Non-operating income / (expense)

Interest expense, net	(8,487)	(6,178)	(4,735)
Income / (loss) before income tax expense / (benefit)	(4,828)	1,224	3,851
Income tax expense / (benefit)	(841)	(1,211)	422
Net income / (loss)	(3,987)	2,435	3,429
Less: Net income / (loss) attributable to the non-controlling interest	(1,524)	371	1,162
Net income / (loss) attributable to Cohen & Company Inc.	$(2,463)	$2,064	$2,267

Income / (loss) per share data (see Note 24):
Income / (loss) per common share-basic:
Basic income / (loss) per common share	$(2.14)	$1.71	$1.86
Weighted average shares outstanding-basic	1,152,073	1,206,906	1,219,189
Income / (loss) per common share-diluted:
Diluted Income / (loss) per common share	$(2.14)	$1.60	$1.85
Weighted average shares outstanding-diluted	1,684,482	2,592,254	1,763,002

Dividends declared per common share	$0.80	$0.80	$0.80

Comprehensive income / (loss):
Net income / (loss)	$(3,987)	$2,435	$3,429
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	(118)	309	(276)
Other comprehensive income / (loss), net of tax of $0	(118)	309	(276)
Comprehensive income / (loss)	(4,105)	2,744	3,153
Less: comprehensive income / (loss) attributable to the non-controlling interest	(1,562)	461	1,076
Comprehensive income / (loss) attributable to Cohen & Company Inc.	$(2,543)	$2,283	$2,077

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statement of Changes in Equity

(Dollars in thousands)

	Cohen & Company Inc.
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2015	$5	$13	$71,570	$(30,889)	$(939)	$39,760	$6,416	$46,176
Net income / (loss)	-	-	-	2,267	-	2,267	1,162	3,429
Other comprehensive loss	-	-	-	-	(190)	(190)	(86)	(276)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	(626)	-	55	(571)	571	-
Equity based compensation	-	1	814	-	-	815	350	1,165
Shares withheld for employee taxes	-	-	(20)	-	-	(20)	(8)	(28)
Purchase and retirement of common stock	-	(2)	(2,323)	-	-	(2,325)	-	(2,325)
Dividends/Distributions	-	-	-	(954)	-	(954)	(425)	(1,379)
Balance at December 31, 2016	$5	$12	$69,415	$(29,576)	$(1,074)	$38,782	$7,980	$46,762
Net income / (loss)	-	-	-	2,064	-	2,064	371	2,435
Other comprehensive loss	-	-	-	-	219	219	90	309
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	(81)	-	5	(76)	76	-
Equity based compensation	-	-	509	-	-	509	223	732
Shares withheld for employee taxes	-	-	(69)	-	-	(69)	(31)	(100)
Purchase and retirement of common stock	-	-	(572)	-	-	(572)	-	(572)
Dividends/Distributions	-	-	-	(985)	-	(985)	(425)	(1,410)
Balance at December 31, 2017	$5	$12	$69,202	$(28,497)	$(850)	$39,872	$8,284	$48,156
Net income / (loss)	-	-	-	(2,463)	-	(2,463)	(1,524)	(3,987)
Other comprehensive loss	-	-	-	-	(80)	(80)	(38)	(118)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	(217)	-	22	(195)	195	-
Equity based compensation	-	1	425	-	-	426	197	623
Shares withheld for employee taxes	-	-	(51)	-	-	(51)	(24)	(75)
Purchase and retirement of common stock	-	(1)	(768)	-	-	(769)	-	(769)
Dividends/Distributions	-	-	-	(966)	-	(966)	(426)	(1,392)
Balance at December 31, 2018	$5	$12	$68,591	$(31,926)	$(908)	$35,774	$6,664	$42,438

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income (loss)	$(3,987)	$2,435	$3,429
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	623	732	1,165
Accretion of income on other investments, at fair value	(1,423)	(1,123)	(1,213)
Realized loss / (gain) on other investments, at fair value	(490)	1,111	1,969
Change in unrealized (gain) loss on other investments, at fair value	(2,126)	(799)	(2,405)
Depreciation and amortization	261	249	291
Amortization of discount on debt	820	1,054	988
Deferred tax provision / (benefit)	(838)	(1,279)	330
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	(8,559)	1,712	(1,146)
(Increase) decrease in investments-trading	(98,978)	(45,079)	(62,437)
(Increase) decrease in other assets	(683)	1,923	391
(Increase) decrease in receivables under resale agreement	(3,490,170)	(1,399,062)	(153,810)
Change in receivables from / payables to related parties, net	2	(538)	20
Increase (decrease) in accrued compensation	848	(389)	1,183
Increase (decrease) in accounts payable and other liabilities	6,334	1,220	367
Increase (decrease) in trading securities sold, not yet purchased	28,235	6,704	45,999
Change in receivables from/ payables to brokers, dealers, and clearing agencies	44,824	22,379	(11,384)
Increase (decrease) in securities sold under agreement to repurchase	3,518,308	1,396,834	167,532
Net cash provided by (used in) operating activities	(6,999)	(11,916)	(8,731)
Investing activities
Purchase of investments - other investments, at fair value	(26,865)	(7,155)	(237)
Sales and returns of principal - other investments, at fair value	30,023	3,402	8,411
Purchase of furniture, equipment, and leasehold improvements	(1,002)	(143)	(223)
Net cash provided by (used in) investing activities	2,156	(3,896)	7,951
Financing activities
Proceeds from redeemable financing instrument	500	11,000	6,000
Proceeds from (repayment of) convertible debt	(1,461)	15,000	-
Payments for debt issuance costs	(525)	(800)	-
Cash used to net share settle equity awards	(75)	(100)	(28)
Purchase and retirement of Common Stock	(769)	(572)	(2,325)
Non-controlling interest distributions	(426)	(425)	(425)
Cohen & Company Inc. dividends	(966)	(985)	(954)
Net cash provided by (used in) financing activities	(3,722)	23,118	2,268
Effect of exchange rate on cash	(262)	411	(387)
Net increase (decrease) in cash and cash equivalents	(8,827)	7,717	1,101
Cash and cash equivalents, beginning of period	22,933	15,216	14,115
Cash and cash equivalents, end of period	$14,106	$22,933	$15,216

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements

December 31, 2018

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

The Company

The Company is a financial services company specializing in fixed income markets. As of December 31, 2018, the Company had $2.85 billion in assets under management (“AUM”) of which 83.7%, or $2.39 billion, was in collateralized debt obligations (“CDOs”). The remaining portion of our AUM is from a diversified mix of other Investment Vehicles.

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

Asset Management: The Company’s Asset Management business segment manages assets within CDOs, managed accounts, joint ventures and investment funds (collectively referred to as “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. The Company’s Asset Management business segment includes its fee-based asset management operations, which include ongoing base and incentive management fees.

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

The activities noted above are carried out through the following main operating subsidiaries of the Company as of December 31, 2018.

1.

Cohen & Company Financial Management, LLC (“CCFM”) is a wholly owned subsidiary of the Operating LLC and acts as asset manager and investment advisor to Alesco I, and the Alesco III through IX CDOs. Alesco CDOs invest in bank and insurance company TruPS as well as insurance company subordinated debt.  CCFM also manages the SPAC Fund (see note 4.)

2.

Dekania Capital Management, LLC (“DCM”) is a wholly owned subsidiary of the Operating LLC and acts as asset manager and investment advisor to the Company’s Dekania Europe CDOs that were formed prior to 2006. Dekania Europe CDOs invest primarily in TruPS and insurance company subordinated debt denominated in Euros.  DCM also manages the US Insurance JV (see note 4).

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

4.

CCFL is regulated by the United Kingdom Financial Conduct Authority (“FCA”) and acts as the external manager of EuroDekania. EuroDekania invests primarily in hybrid capital securities of European bank and insurance companies, CLOs, CMBS, RMBS, and widely syndicated leverage loans.  Since 2007, CCFL has acted as asset manager and investment advisor to the Company’s 2007 and later Dekania Europe CDOs. Dekania Europe and related CDOs invest primarily in TruPS and insurance company subordinated debt denominated in Euros. CCFL also acts as asset manager and investment advisor to the Munda CLO.  The Munda CLO is comprised of broadly syndicated corporate loans primarily of European companies.  CCFL also carries out the Company’s Capital Markets business segment activities in Europe including brokerage, advisory, and new issue services. CCFL also acts as asset manager to certain separate accounts and Investment Vehicles based in Europe.
5.

Cohen & Compagnie SAS (formerly Cohen Fréres SAS), the Company’s French subsidiary, acts as a credit research advisor to Dekania Capital Management, LLC and CCFL in analyzing the creditworthiness of insurance companies and financial institutions in Europe with respect to all assets included in the Dekania Europe CDOs.

6.

ViaNova Capital Group LLC (“ViaNova”) is a wholly owned subsidiary of the Operating LLC whose purpose is to trade residential transition loans (“RTLs”).   ViaNova acquires newly originated RTLs, aggregates them and then sells them in larger quantities to institutional investors. RTLs are small balance commercial loans that are secured by first lien residential mortgages which are used by investors and developers to finance the purchase and rehabilitation of residential properties.

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

C. Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  Subsequent to that date, the FASB has issued additional ASUs clarifying certain aspects of ASU 2014-09 but has not changed the core principal of ASU 2014-09.  The new guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The Company adopted the new guidance on January 1, 2018 using the retrospective transition method. This ASU excludes from its scope revenue recognition related to items the Company records as a component of net trading and principal transactions within its consolidated statements of operations and therefore this ASU had no impact on these items.  In terms of asset management and other revenue, the main impact of Topic 606 related to the timing of the recognition of incentive management fees in certain cases.  Prior to the adoption of Topic 606, the Company would recognize incentive fees when they were fixed and determinable.  Under Topic 606, the Company is required to recognize incentive fees when they are probable and there is not a significant chance of reversal in the future.  For the asset management contracts in place at the time of adoption, this change in policy did not result in any actual change in revenue that had already been recognized and therefore there was no transition adjustment necessary.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target could be Achieved After the Requisite Service Period, which requires a performance target that affects vesting and that could be achieved after the requisite service period be accounted for as a performance condition rather than as a non-vesting condition that affects the grant-date fair value of the award.  The Company’s adoption of the provisions of ASU 2014-12 effective January 1, 2016 did not have an effect on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which provides a measurement alternative for an entity that consolidates collateralized financing entities.  A collateralized financing entity is a variable interest entity with nominal or no equity that holds financial assets and issues beneficial interests in those financial assets.  The beneficial interests, which are financial liabilities of the collateralized financing entity, have contractual recourse only to the related assets of the collateralized financing entity. If elected, the alternative method results in the reporting entity measuring both the financial assets and financial liabilities of the collateralized financing entity using the more observable of the two fair value measurements, which effectively removes measurement differences between the financial assets and financial liabilities of the collateralized financing entity previously recorded as net income (loss) attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings. The reporting entity continues to measure its own beneficial interests in the collateralized financing entity (other than those that represent compensation for services) at fair value.  The Company’s adoption of the provisions of ASU 2014-13 effective January 1, 2016 did not have an effect on the Company’s consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815):  Determining whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity, which clarifies that an entity must consider all relevant terms and features when evaluating the nature of the host contract. Additionally, the amendments state that no one term or feature would define the host contract’s economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract. The Company’s adoption of the provisions of ASU 2014-16 effective January 1, 2016 did not have an effect on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the requirement of extraordinary items to be separately classified on the income statement. The Company’s adoption of the provisions of ASU 2015-01 effective January 1, 2016 did not have an effect on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810):  Amendments to the Consolidation Analysis, which makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity (“VIE”) guidance.  The revised consolidation guidance, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships.  The Company’s adoption of the provisions of ASU 2015-02 effective January 1, 2016 did not have an effect on the Company’s consolidated financial statements. Upon adoption of this ASU, these management contracts are not considered variable interests.  Therefore, in cases where the Company’s only interest in certain VIEs is its management contract, the Company is no longer required to include certain disclosures related to those variable interest entities. See note 16.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement for debt issuance costs are not affected by the amendments in this update.  Upon adoption of the provisions of ASU 2015-03 effective January 1, 2016, the Company reclassified its deferred financing costs as of January 1, 2016, resulting in a reduction in other assets of $410 and a reduction in debt of $410 in the Company’s consolidated balance sheets as of December 31, 2015.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820):  Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent).  Reporting entities are permitted to use net asset value (“NAV”) as a practical expedient to measure the fair value of certain investments.  Previously, investments that use the NAV practical expedient to measure fair value were categorized within the fair value hierarchy as level 2 or level 3 investments depending on their redemption attributes, which has led to diversity in practice.  This ASU removes the requirement to categorize within the fair value hierarchy all investments that use the NAV practical expedient for fair value measurement purposes.  The ASU  removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV practical expedient.  Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.  The Company’s adoption of ASU 2015-07 effective January 1, 2016 did not have an effect on the Company’s consolidated financial statements.  However, as a result of this adoption, the Company no longer classifies certain investments (for which it uses the practical expedient) within the fair value hierarchy.  See note 10.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805):  Simplifying the Accounting for Measurement-Period Adjustments, which includes amendments that eliminate the requirement to restate prior period financial statements for measurement period adjustments following a business combination.  The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes to the financial statements.  The Company’s adoption of the provisions of ASU 2015-16 effective January 1, 2016 did not have an effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10).  The amendments in ASU 2016-01, among other things:  require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and liabilities by measurement category and form of financial asset; and eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  This ASU did not have an impact on the Company’s consolidated financial statements.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect SEC interpretive guidance released on December 22, 2017 when the Tax Cuts and Jobs Act (the “TCJA”) was signed into law.  The Company’s adoption of the provisions of had a one-time impact on the Company in which a $1,359 tax benefit was recognized in the fourth quarter of 2017.  Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

D. Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments that have original maturities of three months or less. A portion of the Company’s cash and cash equivalents are in the form of short-term investments and are not held in federally insured bank accounts

E.  Financial Instruments

The Company accounts for its investment securities at fair value under various accounting literature including FASB Accounting Standards Codification (“ASC”) 320, Investments — Debt and Equity Securities (“FASB ASC 320”),  pertaining to investments in debt and equity securities and the fair value option of financial instruments in FASB ASC 825, Financial Instruments (“FASB ASC 825”). The Company also accounts for certain assets at fair value under applicable industry guidance such as: (a) FASB ASC 946, Financial Services-Investment Companies (“FASB ASC 946”); and (b) FASB ASC 940-320, Proprietary Trading Securities (“FASB ASC 940-320).

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

FASB ASC 320 requires that the Company classify its investments as either (i) held to maturity, (ii) available for sale, or (iii) trading. This determination is made at the time a security is purchased. FASB ASC 320 requires that both trading and available for sale securities are to be carried at fair value. However, in the case of trading assets, both unrealized and realized gains and losses are recorded in the statement of operations. For available for sale securities, only realized gains and losses are recognized in the statement of operations while unrealized gains and losses are recognized as a component of other comprehensive income (“OCI”).  However, if the reporting entity elects to account for an otherwise available for sale security under the fair value option (ASC 825), then the security is accounted for at fair value with both unrealized and realized gains recorded in the statement of operations.

For financial instruments held by JVB, the Company accounts for them under ASC 940-320.  ASC 940-320 requires all financial instruments be carried at fair value with unrealized and realized gains included recorded in the consolidated statement of operations.  The main difference between ASC 940-320 and ASC 320 is that ASC 940-320 does not allow for available for sale or held to maturity treatment.

In all the periods presented, all securities accounted for under FASB ASC 320 were either classified as trading or available for sale. No securities were classified as held to maturity. Furthermore, the Company elected the fair value option, in accordance with FASB ASC 825, for all securities that were classified as available for sale. Therefore, for all periods presented, all securities owned by the Company were accounted for at fair value with unrealized and realized gains and losses recorded in the consolidated statement of operations.

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

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the consolidated balance sheets. Unrealized and realized gains and losses on trading securities sold, not yet purchased are recorded in net trading in the consolidated statements of operations. See notes 9 and 10.

F. Derivative Financial Instruments

FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”), provides for optional hedge accounting. When a derivative is deemed to be a hedge and certain documentation and effectiveness testing requirements are met, reporting entities can record all or a portion of the change in the fair value of a designated hedge as an adjustment to OCI rather than as a gain or loss in the statements of operations. To date, the Company has not designated any derivatives as hedges under the provisions included in FASB ASC 815.

All the derivatives that the Company enters into contain master netting arrangements.  If certain requirements are met, the offsetting provisions included in FASB ASC 210, Balance Sheet (“FASB ASC 210”), allow (but do not require) the reporting entity to net the asset and liability on the consolidated balance sheets.  It is the Company’s policy to present the assets and liabilities on a net basis if the conditions of FASB ASC 210 are met.  However, in general the Company does not enter in to offsetting derivatives with the same counterparties.  Therefore, in all periods presented, no derivatives are presented on a net basis.

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

G. Receivables from and payables to brokers, dealers and clearing agencies

Receivables from brokers, dealers and clearing agencies may include amounts receivable for deposits placed with clearing agencies, funds in the Company’s accounts held with clearing agencies, and amounts receivable from securities or repo transactions that have failed to deliver.  Payables to brokers, dealers and clearing agencies may include amounts payable from securities or repo transactions that have failed to receive as well as amounts borrowed from clearing agencies under margin loan arrangements.  In addition, receivables or payables arising from unsettled regular way trades is reflected on a net basis either as a component of receivables from or payables to brokers, dealers, and clearing agencies.  See note 7.

H. Furniture, Equipment, and Leasehold Improvements, Net

Furniture, equipment, and leasehold improvements are stated at cost, less accumulated depreciation and amortization, and are included as a component of other assets in the consolidated balance sheets. Furniture and equipment are depreciated on a straight line basis over their estimated useful life of 3 to 5 years. Leasehold improvements are amortized over the lesser of their useful life or lease term, which generally ranges from 5 to 10 years. See note 15.

I. Goodwill and Intangible Assets with Indefinite Lives

Goodwill represents the amount of the purchase price in excess of the fair value assigned to the individual assets acquired and liabilities assumed in various acquisitions completed by the Company. See note 13. In accordance with FASB ASC 350, Intangibles — Goodwill and Other (“FASB ASC 350”), goodwill and intangible assets deemed to have indefinite lives are not amortized to expense but rather are analyzed for impairment.

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

J. Variable Interest Entities

FASB ASC 810, Consolidation (“FASB ASC 810”), contains the guidance surrounding the definition of a VIE, the definition of variable interests, and the consolidation rules surrounding VIEs. This guidance was updated with ASU No. 2015-02, Amendments to the Consolidation Analysis. See note 3C.  In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company has variable interests in VIEs through its management contracts and investments in various securitization entities including CLOs and CDOs.

Once it is determined that the Company holds a variable interest in a VIE, FASB ASC 810 requires that the Company perform a qualitative analysis to determine (i) which entity has the power to direct the matters that most significantly impact the VIE’s financial performance and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The entity that has both of these characteristics is deemed to be the primary beneficiary and required to consolidate the VIE. This assessment must be done on an ongoing basis. The Company has included the required disclosures for VIEs in its consolidated financial statements for the years ended December 31, 2018. See note 16 for further details.

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

In general, reverse repurchase agreements and repurchase agreements allow each counterparty to re-pledge or resell the collateral securities to other counterparties.  See note 12.

L.  Debt

Debt is recorded at its face amount, less any discount or plus any premium.   Debt issuance costs are included as a component of discount on debt.  Any discount on debt is amortized as a component of interest expense using the effective interest method.  The Company has not elected to account for any of its debt at fair value under ASC 825.  See note 18.

M.  Redeemable Financial Instruments

Redeemable financial instruments are investments made in the Operating LLC or other operating subsidiaries.  These investments entitle the holder to an investment return which is variable and is based on the operating results of certain business units of the Company.  These investments can be redeemed by the Company under certain circumstances or the holder may require redemption under certain circumstances.  However, there are no fixed maturity dates.  The Company treats these investments as liabilities and carries these investments at the redemption value plus an accrued and unpaid investment return on its consolidated balance sheets.  The redemption value is included in redeemable financial instruments and the accrued and unpaid investment return is included in accounts payable and other liabilities in the consolidated balance sheets.  Investment return is recorded on an accrual basis and is included as a component of interest expense in the consolidated statements of operations. See note 17.

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

Riskless trades are transacted through the Company’s proprietary account with a customer order in hand, resulting in little or no market risk to the Company. Transactions that settle in the regular way are recognized on a trade date basis. Extended settlement transactions are recognized on a settlement date basis (although in cases of extended settlement trades, the unsettled trade is accounted for as a derivative between trade and settlement date).  See notes 3F and 11.  The investments classified as trading are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations from third party pricing services or, when independent broker quotations or market price quotations from third party pricing services are unavailable, valuation models prepared by the Company’s management. The models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. See note 10.

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

The incentive management fee is an additional payment, made typically after five to seven years of the life of a CDO, which is based on the clearance of an accumulated cash return on investment (“Hurdle Return”) received by the most junior CDO securities holders. It is an incentive for the Company to perform in its role as asset manager by minimizing defaults and maximizing recoveries. The incentive management fee is not ultimately determined or payable until the achievement of the Hurdle Return by the most junior CDO securities holders. The Company recognizes incentive fee revenue when it is probable and there is not a significant chance of reversal in the future.

In the case of Investment Vehicles other than CDOs, generally the Company earns a base fee and in some cases also earns an incentive fee.  Base fees will generally be recognized on a monthly basis as services are performed and will be paid monthly or quarterly.  The contractual terms of each arrangement will determine the Company’s revenue recognition policy for incentive fees in each case.  However, in all cases the Company recognizes the incentive fees when they are probable and there is not a significant chance of reversal in the future.

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

The investments classified as other investments, at fair value are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations or models from third party pricing services, or, when independent broker quotations or market price quotations or models from third party pricing services are unavailable, valuation models prepared by the Company’s management. These models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Dividend income is recognized on the ex-dividend date.

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

Q. Non-Controlling Interest

Subsequent to the consummation of the Merger on December 16, 2009, member interests in the Operating LLC, other than the interests held by the Company, are treated as a non-controlling interest. As of December 31, 2018, and 2017, the Company directly owned approximately 67.6% and 68.6%, respectively, of the Operating LLC.

R. Equity-Based Compensation

The Company accounts for equity-based compensation issued to its employees using the fair value based methodology prescribed by the provisions related to share-based payments included in FASB ASC 718, Compensation-Stock Compensation (“FASB ASC 718”). Since its formation, the Company has issued the following types of instruments: (i) “Restricted Units” that include both actual membership interests of the Operating LLC or interests that represent the right to receive common shares of Cohen & Company Inc., both of which may be subject to certain restrictions; (ii) “Restricted Stock” that are shares of Cohen & Company Inc.’s Common Stock; and (iii) stock options of Cohen & Company Inc.

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

The Company’s majority owned subsidiary, the Operating LLC, is treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which it does business. However, in the periods presented, the Operating LLC or its subsidiaries have been subject to entity level income taxes in the United Kingdom, Spain, France, New York City, Pennsylvania, and Philadelphia. Beginning on April 1, 2006, the Company qualified for Keystone Opportunity Improvement Zone (“KOZ”) benefits, which exempted the Operating LLC and its members from Philadelphia and Pennsylvania state income and capital stock franchise tax liabilities. The Company’s KOZ benefits expired in 2018.

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

T. Other Comprehensive Income / (Loss)

The Company reports the components of comprehensive income / (loss) within the consolidated statements of operations and comprehensive income / (loss). Comprehensive income / (loss) includes net income / (loss) from foreign translation adjustment.

U. Earnings / (Loss) Per Common Share

In accordance with FASB ASC 260, Earnings Per Share (“FASB ASC 260”), the Company presents both basic and diluted earnings / (loss) per common share in its consolidated financial statements and footnotes. Basic earnings / (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss allocable to common stockholders or members by the weighted average number of common shares and restricted stock entitled to non-forfeitable dividends outstanding for the period. Diluted earnings per common share (“Diluted EPS”) reflects the potential dilution of common stock equivalents (such as restricted stock and restricted units entitled to forfeitable dividends, in-the-money stock options, and convertible debt, if they are not anti-dilutive). See note 24 for the computation of earnings/(loss) per common share.

V. Business Concentration

A substantial portion of the Company’s asset management revenues in a year may be derived from a small number of transactions. For the year ended December 31, 2018, the Company earned asset management revenue of $7,919 from CDOs and $4,617 from other investment funds.

Other than revenue earned in its matched book repo operations, the Company’s trading revenue is generated from transactions with a diverse set of institutional customers.  The Company does not consider its trading revenue, other than revenue earned in its matched book repo operations, to be concentrated from a customer or counterparty perspective. See note 12 for discussion of concentrations within its matched book repo operations.

W.  Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments. These determinations were based on available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop the estimates and, therefore, these estimates may not necessarily be indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Refer to note 10 for a discussion of the fair value hierarchy with respect to investments-trading; other investments, at fair value; and the derivatives held by the Company.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of December 31, 2018, and 2017, the fair value of the Company’s debt was estimated to be $50,159 and $53,657, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the fair value hierarchy.

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

X. Recent Accounting Developments

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  Under the new guidance (subsequently updated with  ASU 2018-1, ASU 2018-10, ASU 2018-11 and ASU 2018-20) lessees will be required to recognize the following for all leases with the exception of short-term leases:  (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessor accounting is largely unchanged.    The ASU is effective for entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company has elected the modified retrospective method of adoption.  Effective January 1, 2019, the Company will record the following: (a) a right of use asset of $8,416; (b) a lease commitment liability of $8,860; (c) a reduction in retained earnings from cumulative effect of adoption of $20; (d) an increase in other receivables of $18; and (e) a reduction in other liabilities of $406.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs, Premium Amortization on Purchased Callable Debt Securities (Sub-Topic 310-20).  The amendments shorten the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  This ASU is effective for fiscal years beginning after December 15, 2018.  Early adoption is permitted.  The Company does not expect this new guidance to have a material impact on its financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The amendments provide the option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA (or portion thereof) is recorded. This ASU is effective for all organizations for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting.  The amendments expand the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services.  Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU is effective for all organizations for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2020.  Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606.  The ASU also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. It accomplishes this by allowing organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard.  The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue recognition.  This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements

4. NEW BUSINESS

New U.S. Insurance JV

On May 16, 2018, the Company committed to invest up to $3,000 in a newly formed joint venture (the “U.S. Insurance JV”) with an outside investor which committed to invest approximately $63,000 of equity in the U.S. Insurance JV.  The U.S. Insurance JV was formed for the purposes of investing in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies and is managed by the Company. The Company is required to invest 4.5% of the total equity of the U.S. Insurance JV with an absolute limit of $3,000. The U.S. Insurance JV may use leverage to grow its assets. As of December 31, 2018, the net asset value of the U.S. Insurance JV was $42,783.

The insurance company debt that will be funded by the U.S. Insurance JV may be originated by the Company and there may be origination fees earned in connection with such transactions. The Company will also earn management fees as manager of the U.S. Insurance JV.  The Company is entitled to a quarterly base management fee, an annual incentive fee (if certain return hurdles are met), and an additional incentive fee upon the liquidation of the portfolio (if certain return hurdles are met).

The Company has elected the fair value option in accordance with the provisions of FASB ASC 820 to account for its investment in the U.S. Insurance JV.  The investment is included in other investments at fair value, on the consolidated balance sheet and gains and losses (both realized and unrealized) are recognized in the consolidated statement of operations as a component of principal transactions and other income.  Because the U.S. Insurance JV has the attributes of investment companies as described in FASB ASC 946-15-2, the Company will estimate the fair value of its investment using the net asset value (“NAV”) per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. See note 9.

New SPAC Fund

On August 6, 2018, the Company invested in and became the general partner of a newly formed partnership (the “SPAC Fund”) for the purposes of investing in the equity interests of special purpose acquisition companies (“SPACs”).  The Company is the manager of the SPAC Fund.  As of December 31, 2018, the Company had invested $600 in the SPAC Fund. The Company is entitled to a quarterly base management fee based on a percentage of the net asset value of the SPAC Fund and an annual incentive allocation based on the actual returns earned by the SPAC Fund. As of December 31, 2018, the net asset value of the SPAC Fund was $15,372.

The Company has elected the fair value option in accordance with the provisions of FASB ASC 820 to account for its investment in the SPAC Fund.  The investment is included in other investments at fair value, on the consolidated balance sheet and gains and losses (both realized and unrealized) are recognized in the statement of operations as a component of principal transactions and other revenue.  Because the SPAC Fund has the attributes of investment companies as described in FASB ASC 946-15-2, the Company will estimate the fair value of its investment using the NAV per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. See note 9.

Via Nova Capital Group LLC

In 2018, the Company formed a new wholly owned subsidiary, ViaNova Capital Group LLC, (“ViaNova”) for the purpose of building an RTL business.  RTLs are small balance commercial loans that are secured by first lien mortgages used by professional investors and real estate developers for financing the purchase and rehabilitation of residential properties.  The business of ViaNova includes buying, aggregating, and distributing these loans to produce superior risk-adjusted returns for capital partners through the pursuit of opportunities overlooked by commercial banks. The Company consolidates ViaNova.

On November 20, 2018, ViaNova entered into a Warehousing Credit and Security Agreement with LegacyTexas Bank with an effective date of November 16, 2018. The LegacyTexas Credit Facility supports the buying, aggregating and distributing of residential loans performed by the business of ViaNova.   As of December 31, 2018, ViaNova has not yet acquired any assets or drawn down under this Warehousing Credit and Security Agreement.  See Note 18.

5. NET TRADING

Net trading consisted of the following in the periods presented:

NET TRADING
(Dollars in Thousands)

	For the Year Ended
	2018	2017	2016
Net realized gains / (losses)- trading inventory	$20,914	$21,277	$37,186
Net unrealized gains / (losses)-trading inventory	1,236	598	(2,851)
Gains and losses	22,150	21,875	34,335

Interest income-trading inventory	5,040	2,071	2,626
Interest income-receivables under resale agreements	67,846	13,874	6,897
Interest income	72,886	15,945	9,523

Interest expense-securities sold under agreement to repurchase	(63,707)	(10,234)	(4,128)
Interest expense-margin payable	(2,031)	(677)	(625)
Interest expense	(65,738)	(10,911)	(4,753)

Net trading	$29,298	$26,909	$39,105

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 9.  See note 12 for discussion of receivables under resale agreements and securities sold under agreements to repurchase.  See note 7 for discussion of margin payable.

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

In connection with the final extension of the European Sale Agreement’s termination date, the parties to the transaction agreed that upon a termination of the European Sale Agreement by either party, Daniel G. Cohen’s employment agreement would be amended to reduce the payment the Company was required to pay to Daniel G. Cohen in the event his employment was terminated without “cause” or for “good reason” (as such terms are defined in Daniel G. Cohen’s employment agreement) from $3,000 to $1,000. In addition, the parties agreed that upon a termination of the European Sale Agreement by either party, Daniel G. Cohen would be required to pay to the Company $600 representing a portion of the transaction costs incurred by the Company (the “Termination Fee”). See note 29.

On March 10, 2017, the Operating LLC issued a convertible senior secured promissory note (the “2017 Convertible Note”) in the aggregate principal amount of $15,000 to DGC Family Fintech Trust, a trust established by Daniel G. Cohen. The convertible note was issued in exchange for $15,000 in cash. See note 18 for the details regarding the 2017 Convertible Note. The Company agreed to pay to DGC Family Fintech Trust a $600 transaction fee (the “Transaction Fee”) pursuant to the 2017 Convertible Note.

On March 10, 2017, C&Co Europe Acquisition LLC terminated the European Sale Agreement. In connection with the issuance of the 2017 Convertible Note and the termination of the European Sale Agreement, the Company agreed that Daniel G. Cohen’s obligation to pay the Termination Fee was offset in its entirety by the Company’s obligation to pay the Transaction Fee. However, the amendment to Daniel G. Cohen’s employment agreement described above became effective on March 10, 2017.

7. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	As of December 31,
	2018	2017
Deposits with clearing organizations	$250	$750
Receivable from clearing organizations	129,562	102,846
Receivables from brokers, dealers, and clearing agencies	$129,812	$103,596

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	As of December 31,
	2018	2017
Unsettled regular way trades, net	$5,822	$1,997
Margin payable	195,776	128,561
Payables to brokers, dealers, and clearing agencies	$201,598	$130,558

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

OTHER RECEIVABLES
(Dollars in Thousands)

	As of December 31,
	2018	2017
Net trading receivable	$6,216	$-
Asset management fees	947	908
New issue and advisory fees	2,100	-
Accrued interest and dividends receivable	2,359	1,416
Revenue share receivable	140	488
Other	310	701
Other receivables	$12,072	$3,513

 When we enter a reverse repo, we obtain collateral in excess of the principal of the reverse repo.  We accept collateral in the form of liquid securities or cash.  To the extent we receive cash collateral, we include it as a component of other liabilities. See note 14.  If the value of the securities we receive as collateral increases, our reverse repo counterparties may request a return of a portion of their collateral.  At times, we will return cash instead of securities.  In these cases, we record the cash returned as a component of net trading receivable.

Asset management and new issue and advisory receivables are of a routine and short-term nature. These amounts are generally accrued monthly and paid on a monthly or quarterly basis. See note 3-N regarding asset management fees accrued.

Accrued interest and dividends receivable represent interest and dividends accrued on the Company’s investment securities included as a component of investments-trading or other investments, at fair value. Interest payable on securities sold but not yet purchased is included as a component of accounts payable and other liabilities. See note 14.

Revenue share receivable represents the amount due to the Company for the Company’s share of revenue generated from various entities in which the Company receives a share of the entity’s revenue. Other receivables represent other miscellaneous receivables that are of a short-term nature.

9. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-Trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	As of December 31,
	2018	2017
U.S. government agency MBS and CMOs	$149,651	$87,608
U.S. government agency debt securities	14,915	13,529
RMBS	21	32
U.S. Treasury securities	4,099	2,466
ABS	100	1
SBA loans	31,496	4,780
Corporate bonds and redeemable preferred stock	44,507	43,435
Foreign government bonds	117	483
Municipal bonds	47,433	45,709
Certificates of deposit	302	-
Derivatives	8,212	1,118
Equity securities	382	3,096
Investments-trading	$301,235	$202,257

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	As of December 31,
	2018	2017
U.S. government agency MBS and CMOs	$16	$-
U.S. Treasury securities	70,010	62,798
Corporate bonds and redeemable preferred stock	43,957	28,445
Municipal bonds	20	37
Derivatives	6,119	607
Trading securities sold, not yet purchased	$120,122	$91,887

The Company tries to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading and trading securities sold, not yet purchased.

Other Investments, at fair value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	As of December 31, 2018
	Cost	Carrying Value	Unrealized Gain / (Loss)
Equity securities	$5,016	$6,650	$1,634
CLOs	3,099	2,730	(369)
CDOs	189	26	(163)
EuroDekania	4,489	1,533	(2,956)
U.S. Insurance JV	1,900	1,925	25
SPAC Fund	600	592	(8)
Residential loans	39	325	286
Foreign currency forward contracts	-	(13)	(13)
Other investments, at fair value	$15,332	$13,768	$(1,564)

	As of December 31, 2017
	Cost	Carrying Value	Unrealized Gain / (Loss)
Equity securities	$7,126	$7,132	$6
CLOs	4,362	4,485	123
CDOs	189	26	(163)
EuroDekania	4,827	1,143	(3,684)
Derivatives	-	(251)	(251)
Residential loans	72	358	286
Foreign currency forward contracts	-	(26)	(26)
Other investments, at fair value	$16,576	$12,867	$(3,709)

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

Such financial assets accounted for at fair value include:

•	securities that would otherwise qualify for available for sale treatment;
•	investments in equity method affiliates that have the attributes in FASB ASC 946-10-15-2 (commonly referred to as investment companies); and
•	investments in loans.

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) of $2,616,  $ (312), and $436 related to changes in fair value of investments that are included as a component of other investments, at fair value during the years ended December 31, 2018,  2017, and 2016, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. There were no transfers between level 1 and level 2 of the fair value hierarchy during 2018 or 2017.  Reclassifications between levels of the fair value hierarchy are reported as transfers in or transfers out  as of the beginning of the period in which reclassifications occur.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2018
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$149,651	$-	$149,651	$-
U.S. government agency debt securities	14,915	-	14,915	-
RMBS	21	-	21	-
U.S. Treasury securities	4,099	4,099	-	-
ABS	100	-	100	-
SBA loans	31,496	-	31,496	-
Corporate bonds and redeemable preferred stock	44,507	-	44,507	-
Foreign government bonds	117	-	117	-
Municipal bonds	47,433	-	47,433	-
Certificates of deposit	302	-	302	-
Derivatives	8,212	-	8,212	-
Equity securities	382	-	382	-
Total investments - trading	$301,235	$4,099	$297,136	$-

Other investments, at fair value:
Equity securities	$6,650	$5,775	$875	$-
CLOs	2,730	-	-	2,730
CDOs	26	-	-	26
Residential loans	325	-	325	-
Foreign currency forward contracts	(13)	(13)	-	-
	9,718	$5,762	$1,200	$2,756
Investments measured at NAV (1)	4,050
Total other investments, at fair value	$13,768
Liabilities
Trading securities sold, not yet purchased:
U.S. government agency MBS	$16	$-	$16	$-
U.S. Treasury securities	70,010	70,010	-	-
Corporate bonds and redeemable preferred stock	43,957	-	43,957	-
Municipal bonds	20	-	20	-
Derivatives	6,119	-	6,119	-
Total trading securities sold, not yet purchased	$120,122	$70,010	$50,112	$-

(1)

As a practical expedient, the Company uses NAV or its equivalent to measure the fair value of its investments in EuroDekania, the U.S. Insurance JV, and the SPAC Fund.  EuroDekania invests in hybrid capital securities of European companies.  The U.S. Insurance JV invests in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies.  The SPAC Fund invests in equity securities of SPACs.  According to ASC 820, these investments are not categorized within the fair value hierarchy.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2017
(Dollars in Thousands)
				Significant	Significant
		Quoted Prices in		Other Observable	Unobservable
		Active Markets		Inputs	Inputs
Assets	Fair Value	(Level 1)		(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$87,608		$-	$87,608		$-
U.S. government agency debt securities	13,529		-	13,529		-
RMBS	32	-	-	32	-	-
U.S. Treasury securities	2,466		2,466	-		-
ABS	1		-	1		-
SBA loans	4,780		-	4,780		-
Corporate bonds and redeemable preferred stock	43,435		-	43,435		-
Foreign government bonds	483		-	483		-
Municipal bonds	45,709		-	45,709		-
Derivatives	1,118		-	1,118		-
Equity securities	3,096		89	941		2,066
Total investments - trading	$202,257		$2,555	$197,636		$2,066

Other investments, at fair value:
Equity Securities	$7,132		$7,132	$-		$-
CLOs	4,485		-	-		4,485
CDOs	26		-	-		26
Derivatives	(251)		-	(251)		-
Residential loans	358		-	358		-
Foreign currency forward contracts	(26)		(26)	-		-
	11,724		$7,106	$107		$4,511
Investments measured at NAV (1)	1,143
Total other investments, at fair value	$12,867

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$62,798		$62,798	$-		$-
Corporate bonds and redeemable preferred stock	28,445		-	28,445		-
Municipal bonds	37		-	37		-
Derivatives	607		-	607		-
Total trading securities sold, not yet purchased	$91,887		$62,798	$29,089		$-

(1)

As a practical expedient, the Company uses NAV or its equivalent to measure the fair value of its investments in EuroDekania.  EuroDekania invests in hybrid capital securities of European companies.  According to ASC 820, these investments are not categorized within the fair value hierarchy

The following provides a brief description of the types of financial instruments the Company holds, the methodology for estimating fair value, and the level within the hierarchy of the estimate. The discussion that follows applies regardless of whether the instrument is included in investments-trading; other investments, at fair value; or trading securities sold, not yet purchased.

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

CLOs, CDOs, and ABS: CLOs, CDOs, and ABS are interests in securitizations. ABS may include, but are not limited to, securities backed by auto loans, credit card receivables, or student loans. Where the Company is able to obtain independent market quotations from at least two broker-dealers and where a price within the range of at least two broker-dealers is used or market price quotations from third party pricing services is used, these interests in securitizations will generally be classified as level 2 of the valuation hierarchy. These valuations are based on a market approach. The independent market quotations from broker-dealers are generally nonbinding. The Company seeks quotations from broker-dealers that historically have actively traded, monitored, issued, and been knowledgeable about the interests in securitizations. The Company generally believes that, to the extent that it (1) receives two quotations in a similar range from broker-dealers knowledgeable about these interests in securitizations and (2) considers the broker-dealers gather and utilize observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources, then classification as level 2 of the valuation hierarchy is appropriate. In the absence of two broker-dealer market quotations, a single broker-dealer market quotation may be used without corroboration of the quote in which case the Company generally classifies the fair value within level 3 of the valuation hierarchy.

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

Certificates of Deposit: The fair value of certificates of deposit is estimated using valuations provided by third party pricing services. Certificates of deposit are categorized in level 2 of the valuation hierarchy.

Residential Loans: Management utilizes home price indices or market indications to value the residential loans. These are considered level 2 in the valuation hierarchy.

Equity Securities:  The fair value of equity securities that represent unrestricted investments in publicly traded companies (common or preferred shares, options, warrants, and other equity investments) are determined using the closing price of the security as of the reporting date. These are securities which are traded on a recognized liquid exchange and classified within level 1 of the valuation hierarchy.

The Company may own an option or warrant where the underlying security is publicly traded but the option or warrant is not.  In those cases, the Company may determine fair value using a Black-Sholes model and will generally classify this to be Level 2 within the valuation hierarchy.

The Company may own an equity investment in a publicly traded company that is restricted as to resale. In those cases, the Company may determine fair value by preparing a model. The valuation will be classified within Level 2 if the inputs to the model are observable.  Otherwise, it will be considered a Level 3 valuation.

The Company may own an equity interest in a private company.  In those cases, the Company may determine fair value by preparing a model.  The model may be either a market based or income based model; whichever is considered the most appropriate in each case.  The valuation will be classified within Level 2 if the inputs to the model are observable.  Otherwise, it will be considered a Level 3 valuation.

Derivatives:

Foreign Currency Forward Contracts

Foreign currency forward contracts are exchange-traded derivatives, which transact on an exchange that is deemed to be active.  The fair value of the foreign currency forward contracts is based on current quoted market prices.  Valuation adjustments are not applied.  These are considered level 1 in the valuation hierarchy. See note 11.

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

LEVEL 3 ROLLFORWARD

	For the year ended December 31,
	2018	2017
Beginning of Period	$6,577	$6,761
Net trading	200	(1,091)
Gains & losses (1)	(218)	(65)
Transfers into level 3	-	-
Transfers out of level 3	-	-
Accretion of income (1)	1,365	1,123
Purchases	9,851	3,157
Sales and returns of capital	(15,019)	(3,308)
End of Period	$2,756	$6,577

Change in unrealized gains / (losses) (2)	$(683)	$776

(1)	Gains and losses on and accretion of income on other investments, at fair value are recorded as a component of principal transactions and other income in the consolidated statements of operations.
(2)	Represents the change in unrealized gains and losses for the period included in current year earnings for assets held at the end of the reporting period.

The circumstances that would result in transferring certain financial instruments from level 2 to level 3 of the valuation hierarchy would typically include what the Company believes to be a decrease in the availability, utility, and reliability of observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources. There were no transfers between level 2 and 3 during the periods presented.

 The following tables provide the quantitative information about level 3 fair value measurements as December 31, 2018 and  2017.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2018	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$2,730	Discounted Cash Flow Model	Yield	20.0%	18.1% - 21.6%
			Duration (years)	6.9	6.3 - 7.5
			Default rate	2.0%	2.0% - 2.0%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2017	Technique	Inputs	Average	Inputs
Assets
Investments Trading
Equity Securities	$2,066	Market approach	EBITDA Multiple	8	7.6 - 9.2
Other investments, at fair value
CLOs	$4,485	Discounted Cash Flow Model	Yield	13.8%	11.8% - 19.1%
			Duration (years)	4.4	4.3 - 4.5
			Default rate	2.0%	2.0% - 2.0%

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

Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate net asset value per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis as of December 31, 2018 and 2017.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)

	December 31, 2018	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$1,533	N/A	N/A	N/A
U.S. Insurance JV (b)	1,925	$1,100	N/A	N/A
SPAC Fund (c)	592	N/A	Quarterly after 1 year lock up	90 days
	$4,050

	December 31, 2017	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$1,143	N/A	N/A	N/A
	$1,143

N/A – Not applicable.

(a)

EuroDekania owns investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks, and bank holding companies based primarily in Western Europe; widely syndicated leveraged loans issued by European corporations; CMBS, including subordinated interests in first mortgage real estate loans; and RMBS and ABS backed by consumer and commercial receivables. The majority of the assets are denominated in Euros.

(b)	The U.S. Insurance JV invests in debt issued by small and medium sized U.S. and Bermuda based insurance and reinsurance companies.
(c)	The SPAC Fund invests in equity interests of SPACs.

11. DERIVATIVE FINANCIAL INSTRUMENTS

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

All the derivatives that the Company enters into contain master netting arrangements.  If certain requirements are met, the offsetting provisions included in FASB ASC 210, allow (but do not require) the reporting entity to net the asset and liability on the consolidated balance sheets. It is the Company’s policy to present the assets and liabilities on a net basis if the conditions of FASB ASC 210 are met.  However, in general the Company does not enter into offsetting derivatives with the same counterparties.  Therefore, in all of the periods presented, no derivatives are presented on a net basis.

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

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of December 31, 2018, and 2017, the Company had outstanding foreign currency forward contracts with a notional amount of 1.250 million and 1.000 million Euros, respectively.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures.  The Company carries the EuroDollar future contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets.  As of December 31, 2018 and 2017, the Company had no outstanding EuroDollar future contracts.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments—trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At December 31, 2018, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $965,258 and open TBA and other forward MBS sale agreements in the notional amount of $965,258. At December 31, 2017, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,029,844 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,029,844.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price.  At December 31, 2018, the Company had open forward purchase commitments in the notional amount of $15,925.  At December 31, 2017, the Company had open forward purchase commitments of $28,146 and open forward sale commitments of $11,500.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of December 31, 2018 and 2017.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

		As of December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	2018	2017
TBA and other forward agency MBS	Investments-trading	$8,142	$1,063
Other extended settlement trades	Investments-trading	70	55
Foreign currency forward contracts	Other investments, at fair value	(13)	(26)
TBA and other forward agency MBS	Trading securities sold, not yet purchased	(6,116)	(607)
Other extended settlement trades	Trading securities sold, not yet purchased	(3)	-
Other extended settlement trades	Other investments, at fair value	-	(251)
		$2,080	$234

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

		For the Year Ended December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2018	2017	2016
Foreign currency forward contracts	Revenues-principal transactions and other income	$87	$(145)	$38
Other extended settlement trades	Revenues-principal transactions and other income	-	(251)	-
Other extended settlement trades	Revenues-net trading	60	10	-
TBA and other forward agency MBS	Revenues-net trading	6,053	6,909	7,993
		$6,200	$6,523	$8,031

12. COLLATERALIZED SECURITIES TRANSACTIONS

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

Gestational Repo

For several years, the Company has had a matched book gestational repo program.  Gestational repo involves entering into repurchase and reverse repurchase agreements where the underlying collateral security represents a pool of newly issued mortgage loans.  The borrowers (the reverse repurchase agreement counterparties) are generally mortgage originators.  The lenders (the repurchase agreement counterparties) are a diverse group of the counterparties comprised of banks, insurance companies, and other financial institutions.  The Company’s gestational repo transactions were cleared through Industrial and Commercial Bank of China (“ICBC”) through April 1, 2018.  Subsequent to that date, the Company has self-cleared its gestational repo transactions.

GCF Repo

On October 18, 2017, the Company was notified that it had been approved as a full netting member of the FICC’s Government Securities Division.  As a member of the FICC, the Company has access to the FICC’s GCF repo service that provides netting and settlement services for repurchase transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities).  The Company began entering into matched book GCF repo transactions in November 2017.  The borrowers (the reverse repurchase agreement counterparties) are a diverse group of financial institutions including hedge funds, registered investment funds, REITs, and other similar counterparties.  The lender (the repurchase agreement counterparty) is primarily the FICC itself.  The Company uses Bank of New York (“BONY”) as its settlement agent for its GCF repo matched book transactions.  The Company is considered self-clearing for this business. In connection with the Company’s full netting membership of the FICC, the Company agreed to establish and maintain a committed line of credit in a minimum amount of $25,000 on or prior to April 30, 2018.  The Company entered into the $25,000 2018 MB LOC on April 25, 2018. See note 18.

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

Repo Information

At December 31, 2018 and 2017, the Company held reverse repurchase agreements of $5,171,053 and $1,680,883, respectively, and the fair value of securities and received as collateral under reverse repurchase agreements was $5,444,823 and $1,753,978, respectively. As of December 31, 2018, the reverse repurchase agreement balance was comprised of receivables collateralized by 36 counterparties.  As of December 31, 2017, the reverse repurchase agreement balance was comprised of receivables collateralized by 19 counterparties.

At December 31, 2018 and 2017, the Company had repurchase agreements of $5,210,587 and $1,692,279, respectively, and the fair value of securities and cash collateral pledged as collateral under repurchase agreements was $5,233,017 and $1,708,154, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

Intraday Lending Facility

In conjunction with the Company’s GCF repo business, on October 19, 2018, the Company and BONY renewed an intraday lending facility.  The lending facility allows for BONY to advance funds to JVB in order to facilitate the settlement of GCF repo transactions.  The total committed amount is $100,000.  The current termination date is October 19, 2019. It is expected that this facility will be renewed for successive 364-day periods provided that the Company continues its GCF matched book repo business.

The BONY lending facility is structured so that advances are generally repaid before the end of each business day.  However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan.  Intraday loans accrue interest at an annual rate of 0.12%.  Interest is charged based on the number of minutes in a day the advance is outstanding.  Overnight loans are charged interest at the base rate plus 3% on a daily basis.  The base rate is the higher of the federal funds rate  plus 0.50% or the prime rate in effect at that time.  For the twelve months ended December 31, 2018, the Company received no advances under the intraday lending facility.

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

The gestational repo business has been and continues to be concentrated as to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of December 31, 2018 and 2017 the Company’s gestational reverse repurchase agreements shown in the tables below represented balances from six and four counterparties, respectively.  The Company also has a limited number of repurchase agreement counterparties in the gestational repo business.  However, that is primarily a function of the limited number of reverse repurchase agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestational repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business (both gestational and GCF Repo) was $4,624,  $3,789, and $2,918 for the years ended December 31, 2018,  2017, and 2016, respectively.

The following tables are a summary of the remaining contractual maturity of the gross obligations under repurchase agreements accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown. The tables reconcile the gross amounts to the net amounts presented in the statement of financial condition.  All gross amounts as well as counterparty cash collateral (see notes 8 and 14) are subject to master netting arrangements; however, there is no offsetting other than the balances with the FICC, as shown below.

Secured Borrowings
(Dollars in Thousands)
December 31, 2018

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF Repo)	$7,014,758	$250,537	$-	$-	$7,265,295
MBS (Gestational Repo)	-	287,400	100,918	-	388,318
SBA loans	18,151	-	-	-	18,151
	$7,032,909	$537,937	$100,918	$-	$7,671,764

Reverse repurchase agreements with FICC netted with repurchase agreements with FICC					(2,461,177)

Securities sold under agreement to repurchase					$5,210,587

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF Repo)	$10,864	$5,477,247	$598,635	$1,157,349	$7,244,095
MBS (Gestational Repo)	-	287,209	100,926	-	388,135
SBA loans	-	-	-	-	-
	$10,864	$5,764,456	$699,561	$1,157,349	$7,632,230

Reverse repurchase agreements with FICC netted with repurchase agreements with FICC					(2,461,177)

Receivables under resale agreements	$5,171,053

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

13. GOODWILL

Goodwill is comprised of the following.

GOODWILL
(Dollars in Thousands)

	As of December 31,
	2018	2017
AFN	$110	$110
JVB	7,882	7,882
Goodwill	$7,992	$7,992

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

AFN Goodwill

The annual impairment testing date for the AFN goodwill is October 1. The first testing date following the Merger was October 1, 2010. The Company determined the goodwill was not impaired as of October 1, 2018, 2017, and 2016.

JVB Goodwill

The annual impairment testing date for the JVB goodwill is January 1. The first testing date after the acquisition was January 1, 2012. The Company determined the goodwill was not impaired as of January 1, 2018, 2017, and 2016.

14. OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other assets consisted of the following.

OTHER ASSETS
(Dollars in Thousands)

	As of December 31,
	2018	2017
Deferred costs	$571	$-
Prepaid expenses	1,009	796
Prepaid income taxes	40	-
Deposits	669	272
Miscellaneous other assets	33	46
Furniture, equipment, and leasehold improvements, net	1,133	392
Intangible assets	166	166
Other assets	$3,621	$1,672

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	As of December 31,
	2018	2017
Accounts payable	$359	$249
Redeemable financial instrument accrued interest	714	398
Rent payable	405	75
Accrued interest payable	674	629
Accrued interest on securities sold, not yet purchased	1,184	604
Payroll taxes payable	721	685
Counterparty cash collateral	4,227	1,219
Accrued expense and other liabilities	3,168	1,349
Accounts payable and other liabilities	$11,452	$5,208

The redeemable financial instrument accrued interest represents accrued interest on the JKD Capital Partners I LTD, the DGC Family Fintech Trust/CBF and the ViaNova, LLC redeemable financial instruments.  See note 17.

Counterparty cash collateral represents cash collateral received from our reverse repo counterparties.  This cash is owed to the counterparty.  See notes 8 and 12.

15. FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment, and leasehold improvements, net, which are included as a component of other assets on the consolidated balance sheets, are as follows.

FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET
(Dollars in Thousands)

		As of December 31,
	Estimated Useful Lives	2018	2017
Furniture and equipment	3 to 5 Years	$1,726	$1,299
Leasehold improvements	5 to 10 Years	894	548
		2,620	1,847
Accumulated depreciation		(1,487)	(1,455)
Furniture, equipment, and leasehold improvements, net		$1,133	$392

For the year ended December 31, 2018, the Company wrote-off fully depreciated furniture and equipment and leasehold improvements of $231.

The Company recognized depreciation and amortization expense of $261,  $249, and $291 for the years ended December 31, 2018,  2017, and 2016, respectively, as a component of depreciation and amortization on the consolidated statements of operations, all of which represented depreciation of furniture, equipment, and leasehold improvements.

16. VARIABLE INTEREST ENTITIES

As a general matter, a reporting entity must consolidate a VIE when it is deemed to be the primary beneficiary.  The primary beneficiary is the entity that has both (a) the power to direct the matters that most significantly impact the VIE’s financial performance and (b) a significant variable interest in the VIE.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value in the consolidated balance sheet are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all of their obligations would be the loss of the carrying value of these investments as well as any future investments we were to make.  As of December 31, 2018, we have $1,100 of unfunded commitments to VIEs the company is invested in.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during years ended December 31, 2018 and 2017 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2018 and 2017.  See the table below.

For each investment management contract entered into by the Company, the Company assesses whether the entity being managed is a VIE and if the Company is the primary beneficiary.  The Company also serves as asset manager to certain entities that are VIEs.  Under the current guidance of ASU 2015-02, the Company has concluded that its asset management contracts should not be considered variable interests.  Currently, the Company has no other interests in entities it manages that are considered variable interests and are considered significant.  The Company has concluded it is not the primary beneficiary of any Investment Vehicles it manages.

The Company’s Trading Portfolio

From time to time, the Company may acquire an interest in a VIE through the investments it makes as part of its trading operations which are included as investments-trading or securities sold, not yet purchased in the consolidated balance sheet.  Because of the high volume of trading activity the Company experiences, the Company does not perform a formal assessment of each individual investment within its trading portfolio to determine if the investee is a VIE and if the Company is a primary beneficiary.  Even if the Company were to obtain a variable interest in a VIE through its trading portfolio, the Company would not be deemed to be the primary beneficiary for two main reasons: (a) the Company does not usually obtain the power to direct activities that most significantly impact any investee’s financial performance and (b) a scope exception exists within the consolidation guidance for cases where the reporting entity is a broker-dealer and any control (either as the primary beneficiary of a VIE or through a controlling interest in a voting interest entity) was deemed to be temporary.  In the unlikely case that the Company obtained the power to direct activities and obtained a significant variable interest in an investee in its trading portfolio that was a VIE, any such control would be deemed to be temporary due to the rapid turnover within the trading portfolio.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 18) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold but not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at December 31, 2018 and 2017.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	As of December 31,
	2018	2017
Other Investments, at fair value	$5,273	$4,511
Maximum Exposure	$5,273	$4,511

ViaNova is a VIE and is consolidated by the Company.  The following table shows the assets and liabilities of consolidated VIEs.  No VIEs were consolidated as of December 31, 2017.  See notes 4 and note 17.

ASSETS AND LIABILITIES OF CONSOLIDIATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

As of December 31, 2018
Cash and cash equivalents	$3,467
Other receivables	250
Other assets	250
Total assets	$3,967

Redeemable financial instruments	$716
Total liabilities	$716

17.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable Financial Instrument – DGC Family Fintech Trust/CBF

On September 29, 2017, (the “Effective Date”), the Operating LLC, entered into investment agreements (the “2017 Investment Agreements”) with each of CBF and the DGC Family Fintech Trust, a trust established by Daniel G. Cohen (together, the “2017 Investors”).  Daniel G. Cohen, the chairman of the Company’s board of directors and the Operating LLC’s board of managers is the sole member of CBF.

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

The Investment Return is recorded monthly as interest expense and the related accrued interest is included in accounts payable and other liabilities.  See notes 14 and 18.

The term of the 2017 Investment Agreements commenced on September 29, 2017 and will continue until the 2017 Investment Agreements are terminated (see below).

Prior to the third anniversary of the Effective Date, the Operating LLC may terminate the 2017 Investment Agreements upon 90 days’ prior written notice to the 2017 Investors.  At any time following the third anniversary of the Effective Date, the 2017 Investors or the Operating LLC may, upon 60 days’ notice to the other party, cause the Operating LLC to pay to the 2017 Investors an amount equal to the “Investment Balance” (as defined in the 2017 Investment Agreements) plus an amount equal to any accrued but unpaid Investment Return.

If the 2017 Investment Agreements are terminated by Company within three years of the Effective Date then upon termination of the 2017 Investment Agreements, the Operating LLC will, within 30 days following such termination pay to the 2017 Investors an amount in cash equal to the greater of the sum of:

•

the Investment Amount plus (a) all accrued and unpaid Investment Return monthly payments as of the date of termination plus (b) an amount equal to an annualized 15% return on the Investment Amount from the Effective Date through the date of termination, minus (c) the aggregate amount of all Investment Return payments previously paid by the Operating LLC to the 2017 Investors; and

•	The Investment Amount plus all accrued and unpaid Investment Return monthly payments as of the date of termination. See note 29.

Redeemable Financial Instrument – JKD Capital Partners I LTD

On October 3, 2016, the Operating LLC entered into an investment agreement (the “JKD Investment Agreement”), by and between Operating LLC and JKD Capital Partners I LTD (the “JKD Investor”), pursuant to which the JKD Investor agreed to invest up to $12,000 in the Operating LLC (the “JKD Investment”), $6,000 of which was invested upon the execution of the JKD Investment Agreement and an additional $1,000 was invested in January 2017.  The JKD Investor is owned by Jack DiMaio, the vice chairman of the Company’s board of directors and the vice chairman of the Operating LLC’s board of managers and his spouse.  See note 29.

In exchange for the JKD Investment, the Operating LLC agreed to pay to JKD Investor during the term of the JKD Investment Agreement an amount (“JKD Investment Return”) equal to 50% of the difference between (i) the revenues generated during a quarter by the activities of the Institutional Corporate Trading Business of JVB and (ii) certain expenses incurred by such Institutional Corporate Trading Business (the “Institutional Corporate Trading Business Net Revenue”). This JKD Investment Return is recorded monthly as interest expense or (interest income) with the related accrued interest recorded in accounts payable and other accrued liabilities. If the return is negative on an individual quarter, it will reduce the balance of the JKD Investment.  Payments of the JKD Investment Return are made on a quarterly basis.  The term of the JKD Investment Agreement commenced on October 3, 2016 and will continue until a redemption (defined below) occurs, unless the JKD Investment Agreement is earlier terminated.

The JKD Investor may terminate the JKD Investment Agreement (i) upon 90 days’ prior written notice to the Operating LLC if the Operating LLC or its affiliates modify any of their policies or procedures governing the operation of their businesses or change the way they operate their business and such modification has a material adverse effect on the amounts payable to the JKD  Investor pursuant to the JKD Investment Agreement or (ii) upon 60 days’ prior written notice to the Operating LLC if the employment of Lester Brafman, the Company’s Chief Executive Officer, is terminated. The Operating LLC may terminate the JKD Investment Agreement upon 60 days’ prior written notice to the JKD Investor if Jack DiMaio, Jr. ceases to control the day-to-day operations of the JKD Investor.

Upon a termination of the JKD Investment Agreement, the Operating LLC will pay to the JKD Investor an amount equal to the “Investment Balance” (as such term is defined in the JKD Investment Agreement) as of the day prior to such termination.

At any time following October 3, 2019, the JKD Investor or the Operating LLC may, upon two months’ notice to the other party, cause the Operating LLC to pay redemption to the JKD Investor an amount equal to the Investment Balance (as such term is defined in the Investment Agreement) as of the day prior to such redemption.

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

On March 6, 2019, the JKD Investor and the Operating LLC entered into an amendment to the JKD Investment Agreement.  See note 31.

Via Nova Capital Group, LLC

On November 16, 2018 and effective as of November 19, 2018, the Operating LLC entered into an investment agreement (the “ViaNova Investment Agreement”), by and among Hancock Funding, LLC (“Hancock”), New Avenue Investments LLC (“New Avenue”), JVB, ViaNova and the Operating LLC. Pursuant to the ViaNova Investment Agreement, Hancock, New Avenue, the Operating LLC and JVB agreed to invest $500,  $250,  $500 and $2,750, respectively, into ViaNova (collectively, the “ViaNova Investment”). Pursuant to the ViaNova Investment Agreement, Hancock and the Operating LLC invested their respective portions (i.e., $500 each) of the ViaNova Investment into ViaNova prior to the effective time of the ViaNova Investment Agreement, New Avenue agreed to invest its portion of the ViaNova Investment (i.e., $250) into ViaNova by January 25, 2019, and JVB agreed to invest its portion of the ViaNova Investment (i.e., $2,750) into ViaNova in installments following the date of the ViaNova Investment Agreement in such amounts and at such times as the Operating LLC may request in writing.

Pursuant to the ViaNova Investment Agreement, in consideration of the ViaNova Investment, once the Operating LLC is repaid $693 from net revenue generated directly by the activities of ViaNova’s RTL business, each party to the ViaNova Investment Agreement is entitled to receive a quarterly payment equal to the net revenue (to the extent positive) generated directly by the activities of ViaNova’s RTL business during such quarter, multiplied by a fraction, the numerator of which is equal to such party’s portion of the Investment Amount, the denominator is equal to the entire Investment Amount.

Redeemable financial instruments consisted of the following in the periods shown.

REDEEMABLE FINANCIAL INSTRUMENTS
As of and For the Year Ended December 31, 2018
(Dollars in Thousands)

	Outstanding Balance	Accrued Interest
JKD Capital Partners I LTD	$6,732	$676
DGC Family Fintech Trust / CBF	10,000	38
ViaNova Capital Group, LLC	716	-
	$17,448	$714

REDEEMABLE FINANCIAL INSTRUMENTS
As of and For the Year Ended December 31, 2017
(Dollars in Thousands)

	Outstanding Balance	Accrued Interest
JKD Capital Partners I LTD	$6,732	$367
DGC Family Fintech Trust / CBF	10,000	31
	$16,732	$398

 See note 18 for interest expense incurred on redeemable financial instruments.

18. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	As of December 31, 2018	As of December 31, 2017	Interest Rate Terms	Interest (4)	Maturity
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	$15,000	$15,000	Fixed	8.00%	March 2022 (1)
8.00% convertible senior notes (the "2013 Convertible Notes")	6,786	8,248	Fixed	8.00%	September 2019 (2)
Less unamortized debt issuance costs	(974)	(1,343)
	20,812	21,905
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	6.52%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	6.95%	March 2035
Less unamortized discount	(25,401)	(25,853)
	22,724	22,272

MB Financial Bank, N.A. Credit Facility ("2018 MB LOC")	-	-	Variable	NA	April 2020

LegacyTexas Credit Facility	-	-	Variable	NA	November 2019
Total	$43,536	$44,177

(1)

The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount of the 2017 Convertible Note at any time prior to maturity into units of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Common Stock on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.

(2)

The holders of the 2013 Convertible Notes may, subject to certain restrictions, convert all or any part of the outstanding principal amount of the 2013 Convertible Notes at any time prior to maturity into shares of the Common Stock at a conversion price of $12.00 per share, subject to certain anti-dilution adjustments.

(3)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above.  The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding.  However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company. These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0.  The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturities are 15.3% for the Alesco Capital I trust and 15.6% for the Sunset Financial Statutory Trust I.

(4)	Represents the interest rate in effect as of the last day of the reporting period.

Contingent Convertible Debt

The 2017 Convertible Note

On March 10, 2017 (the “Closing Date”), the Operating LLC entered into a Securities Purchase Agreement (the “2017 Convertible Note Purchase Agreement”), by and among the Operating LLC and DGC Family Fintech Trust, a trust established by Daniel G. Cohen. Daniel G. Cohen is the chairman of the Company’s board of directors and chairman of the board of managers of the Operating LLC.

Pursuant to the 2017 Convertible Note Purchase Agreement, the DGC Family Fintech Trust agreed to purchase from the Operating LLC, and the Operating LLC agreed to issue and to sell to the DGC Family Fintech Trust, a convertible senior secured promissory note (the “2017 Convertible Note”) in the aggregate principal amount of $15,000.  On the Closing Date, the DGC Family

Fintech Trust paid to the Operating LLC $15,000 in cash in consideration for the 2017 Convertible Note.  In addition, pursuant to the 2017 Convertible Note Purchase Agreement, on the Closing Date, the Operating LLC was required to pay to the DGC Family Fintech Trust the $600 Transaction Fee, which obligation was offset in full by Daniel G. Cohen’s obligation to pay the Termination Fee for the Europe Sale Agreement (see note 6) to the Operating LLC.  As required pursuant to ASC 470, the Company accounted for the 2017 Convertible Notes as conventional convertible debt and did not allocate any amount of the proceeds to the embedded equity option.

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

Pursuant to the 2017 Convertible Note Purchase Agreement, the Company agreed to execute an amendment (the “LLC Agreement Amendment”) to the Amended and Restated Limited Liability Company Agreement of the Operating LLC dated as of December 16, 2009, by and among the Operating LLC and its members, as amended (the “LLC Agreement”) at such time in the future as all of the other members execute the LLC Agreement Amendment.  The LLC Agreement Amendment provides, among other things, that the board of managers will initially consist of Daniel G. Cohen, as chairman of the Operating LLC’s board of managers, Lester R. Brafman (the Company’s current chief executive officer), and Joseph W. Pooler, Jr. (the Company’s current executive vice president, chief financial officer, and treasurer).  The LLC Agreement Amendment also provides that Daniel G. Cohen will not be able to be removed from the Operating LLC’s board of managers or as chairman of the Operating LLC’s board of managers other than for cause or under certain limited circumstances.  The LLC Agreement Amendment was not executed as of December 31, 2018.

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

The 2017 Convertible Note provides that it is senior to all indebtedness of the Operating LLC incurred following the Closing Date and is senior to any subordinated or junior subordinated indebtedness of the Operating LLC outstanding as of the Closing Date; however, in connection with the MB Financial Bank, N.A. loan agreement discussed below, the Operating LLC’s payment obligations under the 2017 Convertible Note are subordinated to any loans under the MB Financial, N.A. Credit Facility.  See note 31.

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

The original maturity date of the 2013 Convertible Notes was September 25, 2018.  Immediately prior to maturity, the 2013 Convertible Notes were held by three holders.  On September 25, 2018, the Company fully paid off one holder in the amount of $1,461.  The Company entered into amendments with the holders of the remaining $6,786 aggregate principal amount of the 2013 Convertible Notes: the Edward Cohen IRA and the EBC 2013 Family Trust.  Edward E. Cohen is the benefactor of the Edward E. Cohen IRA and is the father of Daniel G. Cohen, the President and Chief Executive of the Company’s European operations and Chairman of the Company’s board of directors.  Daniel G. Cohen is a trustee of the EBC 2013 Family Trust. See note 29.

Pursuant to the amendments, (i) the maturity date of each of the outstanding 2013 Convertible Notes was extended from September 25, 2018 to September 25, 2019; and (ii) the conversion price under each of the outstanding 2013 Convertible Notes was reduced from $30.00 per share of Common Stock, to $12.00 per share of Common Stock.

The amendments amended the 2013 Convertible Notes to each provide that, until the Company’s stockholders approve the issuance of the shares of Common Stock issuable upon conversion of the 2013 Convertible Notes for purposes of Section 713 of the NYSE American’s Company Guide, the 2013 Convertible Notes may not be converted if such conversion would result in the Company issuing a number of shares of Common Stock that, when aggregated with any shares of Common Stock previously issued in connection with any conversion under the 2013 Convertible Notes, equals or exceeds, in the aggregate, 19.99% of the outstanding Common Stock as of September 25, 2018.

In addition, the amendments amended the 2013 Convertible Notes to provide that (i) the Company is required to cause its stockholders to vote on a proposal (the “Stockholder Proposal”) regarding the issuance of the shares of Common Stock issuable upon conversion of the 2013 Convertible Notes for purposes of Section 713 of the NYSE American’s Company Guide at the Company’s 2019 Annual Meeting of the Company’s stockholders, (ii) the Company is required use its reasonable best efforts to solicit proxies for such stockholder approval, and (iii) the Company’s board of directors is required to recommend to the Company’s stockholders that such stockholders approve the Stockholder Proposal.

The 2013 Convertible Notes also have certain provisions that allow for the deferral of interest payments:  (i) if dividends of less than $0.20 per share are paid on the Common Stock in the quarter prior to any interest payment date, then the Company may pay one-half of the interest in cash on such date, and the remaining one-half of the interest otherwise payable will be added to the principal amount of the convertible note then outstanding and (ii) if no dividends are paid on the Common Stock in the quarter prior to any interest payment date, then the Company may make no payment in cash on such date, and all of the interest otherwise payable on such date will be added to the principal amount of the note then outstanding.

Subject to the conversion restrictions described above, the holders of the outstanding 2013 Convertible Notes may convert all or any part of the outstanding principal amount of the 2013 Convertible Notes at any time into shares of the Common Stock at $12.00 per share conversion price, subject to customary anti-dilution adjustments. Accordingly, subject to the conversion restrictions described above, based on the current principal balance, the 2013 Convertible Notes may be converted into up to an aggregate of 565,469 shares of Common Stock.

As of December 31, 2018, the Company was in compliance with the covenants of the 2013 Convertible Notes and has paid all of the interest due thereunder in cash.

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

MB Financial Bank, N.A.

Effective on April 25, 2018, the Company, the Operating LLC, and JVB Holdings, as guarantors, and JVB, as borrower, entered into a loan agreement (the “2018 MB LOC”) with MB Financial Bank, N.A., (“MB Financial”), as lender.

Pursuant to the terms of the 2018 MB LOC, MB Financial agreed to make loans (each a “Loan” and collectively, the “Loans”) at JVB’s request from time to time in the aggregate amount of up to $25,000.  The Loans (both principal and interest) are scheduled to mature and become immediately due and payable in full on April 10, 2020.

In accordance with the terms of the 2018 Credit Facility, JVB paid to MB Financial a commitment fee in the amount of $250.

Loans under the 2018 MB LOC bear interest at a per annum rate equal to LIBOR plus 6.0%.  As of December 31, 2018, JVB had not made any draws against the 2018 MB LOC.  During 2018, the Company recognized expense of $270 related to 2018 MB LOC (both from unused fees and amortization of deferred financing costs).  This expense is included as a component of interest expense.  The Operating LLC is required to pay an undrawn commitment fee at a per annum rate equal to 0.50% of the undrawn portion of the MB Financial’s $25,000 commitment under the 2018 MB LOC.  Pursuant to the 2018 MB LOC, all Loans must be used by JVB for working capital purposes and general liquidity of JVB.   Further, under the 2018 MB LOC, JVB may request a reduction in the $25,000 commitment in a minimum amount of $1,000 and multiples of $500 thereafter, upon not less than five days’ prior notice to MB Financial.

On January 29, 2019, the 2018 MB LOC was restructured.  See note 31.

LegacyTexas Bank

On November 20, 2018, ViaNova, as borrower entered into a Warehousing Credit and Security Agreement (the “LegacyTexas Credit Facility”) with LegacyTexas Bank as the lender with an effective date of November 16, 2018.  The LegacyTexas Credit Facility supports the buying, aggregating and distributing of residential loans by ViaNova.

Pursuant to the terms of the LegacyTexas Credit Facility, LegacyTexas Bank agreed to make loans at ViaNova’s request from time to time in the aggregate amount of up to $12,500.  The loans (both principal and interest) are scheduled to mature and become immediately due and payable in full on November 15, 2019.

Loans under the LegacyTexas Credit Facility will bear interest at a per annum rate equal to LIBOR (with a floor of 1.50%) plus 4.0% (for residential transition loans) or 5.0% (for aged residential transition loans). Commencing February 14, 2019, ViaNova became required to pay an undrawn commitment fee at a per annum rate equal to 0.25% of the undrawn portion of the  $12,500 commitment under the LegacyTexas Credit Facility; provided, however, that such fee shall be waived for any calendar month (i) in which the used portion for such month is equal to or greater than fifty percent (50%) of the $12,500 commitment amount, or (ii) the aggregate advances funded by LegacyTexas Bank for such calendar month is equal to or greater than the $12,500 commitment amount, as may be in effect from time to time.

Loans under the LegacyTexas Credit Facility must be used by ViaNova to provide funding for short-term mortgages to developers for the purchase and renovation of residential 1-4 family properties or to purchase such short-term mortgages from correspondents that originate such short-term mortgages.

The obligations of ViaNova under the LegacyTexas Credit Facility are secured by a lien on the mortgages financed by the credit facility.  Further, pursuant to the terms of the LegacyTexas Credit Facility, ViaNova deposited cash in an amount equal to 2% of the $12,500 commitment amount in a non-interest-bearing account with LegacyTexas Bank as additional collateral. See note 14.

Deferred Financing

The Company incurred $1,400 of deferred financing costs associated with the issuance of the 2017 Convertible Note and $670 of deferred financing costs associated with the issuance of the 2013 Convertible Notes.  These amounts were initially recorded as a discount on debt and are amortized to interest expense over the life of the notes under the effective interest method.  The Company also incurred $525 of deferred financing costs associated with the 2018 MB LOC.  These amounts were initially recorded as a component of other assets and are amortized to interest expense over the life of the line of credit using the straight line method.  The Company recognized interest expense from deferred financing costs of $552,  $332, and $136 for the years ended December 31, 2018,  2017, and 2016, respectively.

Interest Expense, Net

Interest expense incurred is shown in the table below by instrument for the years ended December 31, 2018, 2017, and 2016.

INTEREST EXPENSE
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Junior subordinated notes	$3,499	$3,293	$3,176
2013 Convertible Notes	752	811	798
2017 Convertible Note	1,445	1,154	-
2018 MB LOC	270	-	-
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF	587	89	-
Redeemable Financial Instrument - JKD Capital Partners I LTD	1,968	831	761
Redeemable Financial Instrument - ViaNova Capital Group, LLC	(34)	-	-
	$8,487	$6,178	$4,735

19. EQUITY

Common Stock

On September 1, 2017, the Company effected a 1-for-10 reverse stock split and increased the par value of the Common Stock from $0.001 per share to $0.01 per share. All share and per share amounts, and exercise and conversion prices for all periods presented herein reflect the reverse split as if it had occurred as of the beginning of the first period presented.  No fractional shares were issued in connection with the reverse stock split.  Instead, a stockholder who otherwise would have been entitled to receive fractional shares of Common Stock as a result of the reverse stock split became entitled to receive from the Company cash in lieu of such fractional shares.  The total cash payment for the fractional shares was $4.  Immediately after the reverse stock split there were 1,262,584 of common shares outstanding, which included 81,098 of unvested and restricted stock.

The holders of the Common Stock are entitled to one vote per share. These holders are entitled to receive distributions on such stock when, as, and if authorized by the Company’s board of directors out of funds legally available and declared by the Company, and to share ratably in the assets legally available for distribution to the Company’s stockholders in the event of its liquidation, dissolution, or winding up after payment of or adequate provision for all of the Company’s known debts and liabilities, including the preferential rights on dissolution of any class or classes of preferred stock. The holders of the Common Stock have no preference, conversion, exchange, sinking fund, redemption, or, so long as the Common Stock remains listed on a national exchange, appraisal rights and have no preemptive rights to subscribe for any of the Company’s securities. Shares of the Common Stock have equal dividend, liquidation, and other rights.

Preferred Stock

Series C Junior Participating Preferred Stock: Series C Junior Participating Preferred Stock (“Series C Preferred Stock”) was authorized by the Company’s board of directors in connection with the Stockholder Rights Plan discussed below. The Series C Preferred Stock has a par value of $0.001 per share and 10,000 shares were authorized as of December 31, 2018 and 2017.  The holders of Series C Preferred Stock are entitled to receive, when, as, and if declared by the Company’s board of directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September, and December in each year commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series C Preferred Stock. Dividends accrue and are cumulative. The holder of each share of Series C Junior Participating Preferred Stock is entitled to 10,000 votes on all matters submitted to a vote of the Company’s stockholders. Holders of Series C Preferred Stock are entitled to receive dividends, distributions or distributions upon liquidation, dissolution, or winding up of the Company in an amount equal to $100,000 per share of Series C Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions, whether or not declared, prior to payments made to holders of shares of stock ranking junior to the Series C Preferred Stock. The shares of Series C Preferred Stock are not redeemable. There were no shares of Series C Preferred Stock issued and outstanding as of December 31, 2018 and 2017.

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof, to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every 10 shares of Series E Preferred Stock, the holders thereof are entitled to one vote on any such matter. Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock outstanding as of December 31, 2018. The Series E Preferred Stock held by Daniel G. Cohen give him the same voting rights he would have if all of the Operating LLC membership units held by him were exchanged for Common Stock on a ten for one basis and effectively gives Daniel G. Cohen voting rights at the Company in the same proportion as his economic interest (as his membership units of the Operating LLC do not carry voting rights at the Company level).  The Series E Preferred Stock effectively enables Daniel G. Cohen to exercise approximately 29.27% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2018 (in addition to the voting power he holds through his common share ownership).  The terms of the Series E Preferred Stock provide that, if the Company causes the redemption of or otherwise acquires any of the Operating LLC units owned by Daniel G. Cohen as of May 9, 2013, then the Company will redeem an equal number of shares of Series E Preferred Stock.  The Series E Preferred Stock is otherwise perpetual. As of December 31, 2018, there were 4,983,557 shares of Series E Preferred Stock issued and outstanding. See Non-Controlling Interest — Future Conversion / Redemption of Operating LLC Units below.

Stockholder Rights Plan

On August 3, 2016, the Company adopted a Section 382 Rights Agreement (the “2016 Rights Agreement”) between the Company and Computershare, Inc. The Company’s board of directors adopted the 2016 Rights Agreement in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its net operating loss and net capital loss carry forwards to reduce potential future federal income tax obligations.

The 2016 Rights Agreement provides for a distribution of one preferred stock purchase right for each share of the Common Stock outstanding to stockholders of record at the close of business on August 15, 2016.  Each right entitles the registered holder to purchase from the Company a unit consisting of one ten-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $100.00 per unit subject to adjustment.

The rights will become exercisable following (i) the 10th day after a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 4.95% or more of the Common Stock or (ii) the 10th business day following the commencement of a tender offer or exchange offer that would result in a person or group having ownership of 4.95% or more of the Common Stock.

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

No rights were exercisable at December 31, 2018. There was no impact to the Company’s financial results as a result of the adoption of the 2016 Rights Agreement. The terms and the conditions of the rights are set forth in the Section 382 Rights Agreement filed on Form 8-A with the Securities and Exchange Commission on August 3, 2016.

As permitted under the 2016 Rights Agreement, on December 18, 2017, the Company’s board of directors approved a request from Christopher Ricciardi, a former member of the Company’s board of directors and the beneficial owner of over 5% of the Common Stock to purchase up to 100,000 shares of Common Stock on or prior to March 31, 2018 without the rights under the 2016 Rights Agreement becoming exercisable.  As a result, no rights under the 2016 Rights Agreement have or will become exercisable in connection with any purchase by Mr. Ricciardi of such Common Stock.

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

 Repurchases of Shares and Retirement of Treasury Stock

Since March 17, 2016, we have entered into letter agreements (together, the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (“Agent”).   The most current letter agreement provides for the Agent to purchase up to an aggregate maximum of $2,000 of Common Stock and is in effect until March 19, 2019.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.

During the twelve months ended December 31, 2018, pursuant to the 10b5-1 Plan, the Company repurchased 57,526 shares of Common Stock in the open market for a total purchase price of $594 for the twelve months ended December 31, 2018. In addition, in privately negotiated transactions, during the third quarter of 2018 the Company purchased 17,555 shares of Common Stock for an aggregate purchase price of $175 or $10 per share from a current member of the board of directors. See note 29.

During the twelve months ended December 31, 2017, pursuant to the 10b5-1 Plan, the Company repurchased 15,270 shares of Common Stock in the open market for a total purchase price of $149. In addition, in privately negotiated transactions, (i) during the second quarter of 2017 the Company purchased 2,774 shares of Common Stock for an aggregate purchase price of $33 or $12 per share from an employee of the company and (ii) during the fourth quarter of 2017, the Company purchased 27,345 shares of Common Stock for an aggregate purchase price of $273 or $10 per share from a former member of the board of directors who was a director at the time of the purchase. See note 29. Also, during the fourth quarter of 2017, the company purchased 11,177 shares of Common Stock from an unrelated third party in a privately negotiated transaction for an aggregate purchase price of $112 or $10 per share.

During the twelve months ended December 31, 2016, the Company repurchased 22,068 shares in the open market (both pursuant to the 10b5-1 Plan and prior to being in effect) for a total purchase price of $208.    In addition, on March 21, 2016, the Company (i) repurchased 65,000 shares of Common Stock, from an unrelated third party in a privately negotiated transaction for an aggregate purchase price of $813, which represents a per share price of $12.50, and (ii) repurchased an aggregate of 104,400 shares of Common Stock from an investment manager representing certain stockholders that are unrelated to the Company in a separate privately negotiated transaction for an aggregate purchase price of $1,305, which represents a per share price of $12.50.

All of the repurchases noted above were completed using cash on hand.

Dividends and Distributions

During 2018,  2017, and 2016, the Company paid cash dividends on its outstanding Common Stock in the amount of $966,  $985, and $954, respectively. Pro-rata distributions were made to the other members of the Operating LLC upon the payment of dividends to the Company’s stockholders. During 2018,  2017, and 2016, the Company paid cash distributions of $426,  $425, and $425, respectively, to the holders of the non-controlling interest (that is, the members of the Operating LLC other than Cohen & Company Inc.).

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

Shares Outstanding of Stockholders’ Equity of the Company

The following table summarizes the share transactions that occurred in stockholders’ equity during the years ended December 31, 2018,  2017, and 2016.

ROLLFORWARD OF SHARES OUTSTANDING OF
COHEN & COMPANY INC.

	Common Stock	Restricted Stock	Total
December 31, 2015	1,303,512	31,544	1,335,056
Issuance of shares	-	43,210	43,210
Issuance as equity-based compensation	-	24,691	24,691
Vesting of shares	25,483	(25,483)	-
Shares withheld for employee taxes	(2,570)	-	(2,570)
Repurchase and retirement of common stock	(191,468)	-	(191,468)
December 31, 2016 (1)	1,134,957	73,962	1,208,919
Issuance of shares	-	29,167	29,167
Issuance as equity-based compensation	-	39,591	39,591
Vesting of shares	65,782	(65,782)	-
Shares withheld for employee taxes	(7,699)	-	(7,699)
Repurchase and retirement of common stock	(56,950)	(6)	(56,956)
December 31, 2017 (1)	1,136,090	76,932	1,213,022
Issuance as equity-based compensation	-	73,685	73,685
Vesting of shares	57,138	(57,138)	-
Shares withheld for employee taxes	(7,430)	-	(7,430)
Forfeiture / cancellation of restricted stock	-	-	-
Repurchase and retirement of common stock	(75,081)	-	(75,081)
December 31, 2018 (1)	1,110,717	93,479	1,204,196
(1)	Excludes remaining restricted units of Cohen & Company Inc. Common Stock. See note 20.

Non-Controlling Interest

Future Conversion / Redemption of Operating LLC Units

Of the 5,324,090 Operating LLC membership units not held by the Company as of December 31, 2018 and 2017, Daniel G. Cohen, the Company’s chairman, through CBF, a single member LLC, held 4,983,557 Operating LLC membership units. Each Operating LLC membership unit is redeemable at the member’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the holder’s redemption notice, or (ii) at the Company’s option, for one share of the Common Stock for every ten units subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Common Stock.

In connection with the private placement investment described in note 18, the Operating LLC issued 2,749,167 Operating LLC membership units to Cohen & Company Inc.

Unit Issuance and Surrender Agreement — Acquisition and Surrender of Additional Units of the Operating LLC, net

Effective January 1, 2011, Cohen & Company Inc. and the Operating LLC entered into a Unit Issuance and Surrender Agreement (the “UIS Agreement”) that was approved by the board of directors of Cohen & Company Inc. and the board of managers of the Operating LLC. In an effort to maintain a 1:10 ratio of Common Stock to the number of membership units Cohen & Company Inc. holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to Cohen & Company Inc. when the Cohen & Company Inc. issues its Common Stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for Cohen & Company Inc. to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased by the Company.

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

ROLLFORWARD OF UNITS OUTSTANDING OF
THE OPERATING LLC

	Units Held by Cohen & Company Inc.	Units Held by Daniel G. Cohen	Units Held by Others	Total
December 31, 2015	13,229,340	4,983,557	340,533	18,553,430
Issuance of Units under UIS, net	467,002	-	-	467,002
Repurchase and retirement of Common Stock	(1,914,680)	-	-	(1,914,680)
December 31, 2016	11,781,662	4,983,557	340,533	17,105,752
Issuance of Units under UIS, net	398,741	-	-	398,741
Repurchase and retirement of Common Stock	(569,549)	-	-	(569,549)
December 31, 2017	11,610,854	4,983,557	340,533	16,934,944
Issuance of Units under UIS, net	247,120	-	-	247,120
Repurchase and retirement of Common Stock	(750,810)	-	-	(750,810)
December 31, 2018	11,107,164	4,983,557	340,533	16,431,254

The following table presents the impact to equity from Cohen & Company Inc.’s ownership interest in the Operating LLC.

	For the Year Ended December 31,
	2018	2017	2016
Net income / (loss) attributable to Cohen & Company Inc.	$(2,463)	$2,064	$2,267
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc.'s paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	(217)	(81)	(626)
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from non-controlling interest	$(2,680)	$1,983	$1,641

20. EQUITY-BASED COMPENSATION

As described in note 3-R, the Company’s equity-based compensation paid to its employees is comprised of restricted units, restricted stock, and stock options.

The following table summarizes the amounts the Company recognized as equity-based compensation expense including restricted stock, restricted units, and stock options. These amounts are included as a component of compensation and benefits in the consolidated statements of operations. The remaining unrecognized compensation expense related to unvested awards at December 31, 2018 was $423 and the weighted average period of time over which this expense will be recognized is approximately 1.0 year. The awards assume estimated forfeitures during the vesting period, which were updated to reflect the actual forfeitures that occurred during the relevant periods.

EQUITY-BASED COMPENSATION INCLUDED IN COMPENSATION AND BENEFITS
(Dollars in Thousands)

	For the Year ended December 31,
	2018	2017	2016
Equity based compensation expense	$623	$732	$1,165
Non-equity-based compensation expense	24,762	21,795	29,967
Total compensation and benefits	$25,385	$22,527	$31,132

The following table summarizes the equity-based compensation by plan.  Each plan is discussed in detail below.

DETAIL OF EQUITY BASED COMPENSATION BY PLAN

	For the Year ended December 31,
	2018	2017	2016
Restricted Stock or Units - 2006/2010 Plans	$623	$732	$541
Options - 2010 Plan	-	-	624
Total equity based compensation expense	$623	$732	$1,165

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

On October 27, 2016, the board of directors approved a 2,000,000 share increase to the maximum number of shares of Common Stock available for issuance under the 2010 Equity Incentive Plan.  This increase was approved by stockholders at the Company’s annual meeting on December 21, 2016.  The 2006 Equity Incentive Plan and the 2010 Equity Incentive Plan are collectively referred to as the “Equity Incentive Plans.” The Equity Incentive Plans provide for the granting of stock options, restricted Common Stock, restricted units, stock appreciation rights, and other share-based awards. The Equity Incentive Plans are administered by the compensation committee of the Company’s board of directors. As of December 31, 2018,  380,272 shares remained available to be issued under these plans.

RESTRICTED STOCK - SERVICE BASED VESTING

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at January 1, 2016	31,544	$16.50
Granted	67,901	8.10
Vested	(25,483)	16.50
Unvested at December 31, 2016	73,962	8.10
Granted	68,752	13.20
Vested	(65,782)	9.20
Unvested at December 31, 2017	76,932	12.38
Granted	73,685	10.45
Vested	(57,138)	12.10
Unvested at December 31, 2018	93,479	$11.03

The total fair value of all equity awards vested in each year based on the fair market value of the Common Stock on the vesting date during the years ended December 31, 2018,  2017, and 2016, was $574,  $816, and $289, respectively.

The restricted shares and restricted units of Common Stock typically may vest either quarterly, annually, or at the end of a specified term on a straight-line basis over the remaining term of the awards, assuming the recipient is continuing in service to the Company at such date, and, in the case of performance-based equity awards, the performance thresholds have been attained. In the case of director grants, the equity awards are restricted for one year but have no performance or service conditions.  In the cases of graded vesting, the Company typically expenses the grant on a straight-line basis if only service conditions are present but expenses on a graded basis if performance-based conditions are present.

STOCK OPTIONS - SERVICE BASED VESTING

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Balance at January 1, 2017	319,286	$40.00	$7.00	1.9
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Balance at December 31, 2017	319,286	40.00	7.00	0.9
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	(300,000)	40.00	7.00
Balance at December 31, 2018	19,286	$40.00	$7.00	0.1

Exercisable at December 31, 2018	19,286	$40.00

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing stock price of the Common Stock.  As of December 31, 2018, and 2017, all options were out of the money.

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

In connection with this revenue share arrangement, the Company issued 50,000 restricted units of Common Stock to the managing member of IIFC, which vest 1/3 when the Company receives $6,000 of cumulative revenue share payments, 1/3 when the Company receives $12,000 of cumulative revenue share payments, and 1/3 when the Company receives $18,000 of cumulative revenue share payments. In certain circumstances, the Company retains the right to deliver fixed amounts of cash to the managing member of IIFC as opposed to vested shares of Common Stock.  As of December 31, 2018, the Company has earned $2,185 under the revenue share arrangement.  On March 12, 2022, any remaining unvested restricted units expire.

The managing member of IIFC is not an employee of the Company.  The grant of these restricted units was to a non-employee and under the guidance of ASU 2018-07 to be adopted January 1, 2019 (the “Adoption Date”), the Company is required to determine the possible outcome of each threshold and record an adjustment to retained earnings based on the restricted units anticipated to vest as of the Adoption Date based on the stock price on the Adoption Date.  Currently, the Company considers the vesting of these restricted units to be not probable.  The Company will not record any adjustment to retained earnings because it is not probable that these restricted units will vest as of the Adoption Date.  If in the future, the Company determines that vesting is probably, the Company will record an expense using the Common Stock price on the Adoption Date.

21. INCOME TAXES

Cohen & Company Inc. is treated as a C corporation for United States federal income tax purposes. The components of income tax expense (benefit) included in the consolidated statements of operations for each year presented herein are shown in the table below.

INCOME TAX EXPENSE
(Dollars in Thousands)

	For the Year Ended December 31,
	2018	2017	2016
Current income tax expense (benefit)
Federal income tax expense (benefit)	$(29)	$51	$40
Foreign income tax expense (benefit)	26	17	52
State and local income tax expense (benefit)	-	-	-
	(3)	68	92
Deferred income tax expense (benefit)
Federal income tax expense (benefit)	(722)	(1,499)	215
Foreign income tax expense (benefit)	-	-	-
State and local income tax expense (benefit)	(116)	220	115
	(838)	(1,279)	330

Total	$(841)	$(1,211)	$422

The components of income (loss) before income taxes is shown below.

INCOME (LOSS) BEFORE INCOME TAXES
(Dollars in Thousands)

	For the Year Ended December 31,
	2018	2017	2016
Domestic	$(4,082)	$974	$4,550
Foreign	(746)	250	(699)
Total Income (loss) before income taxes	$(4,828)	$1,224	$3,851

As of December 31, 2018, the Company had net prepaid taxes of $40 included as a component of other assets in the consolidated balance sheets.  As of December 31, 2017, the Company had net prepaid taxes of $0 included as a component of other assets in the consolidated balance sheets.

The expected income tax expense /(benefit) using the federal statutory rate differs from income tax expense / (benefit) pertaining to pre-tax income / (loss) as a result of the following for the years ended December 31, 2018,  2017, and 2016.

INCOME TAX RATE RECONCILIATION
(Dollars in Thousands)

	For the Year Ended December 31,
	2018	2017	2016
Federal statutory rate	$(1,014)	$428	$1,348
Pass thru impact	394	(131)	(411)
Impact of statutory rate change on deferred items	-	38,867	-
Impact of statutory rate change on valuation allowance	-	(40,139)	-
Deferred tax valuation allowance	17	(315)	(682)
State and local tax	(263)	62	115
Foreign tax	25	17	52
Total	$(841)	$(1,211)	$422

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

The components of the net deferred tax asset (liability) are as follows.

DEFERRED TAX ASSET AND LIABILITY
(Dollars in Thousands)

	As of December 31, 2018			As of December 31, 2017
	Asset	Liability	Net	Asset	Liability	Net
Federal net operating loss carry-forward	$20,790	$-	$20,790	$19,670	$-	$19,670
State net operating loss carry-forward	4,280	-	4,280	3,744	-	3,744
Federal capital loss carry-forward	44,125	-	44,125	42,264	-	42,264
Unrealized gain on debt	-	(7,335)	(7,335)	-	(7,615)	(7,615)
Investment in Operating LLC	22,701	-	22,701	26,726	-	26,726
Other	2,738	-	2,738	2,571	-	2,571
Gross deferred tax asset / (liability)	94,634	(7,335)	87,299	94,975	(7,615)	87,360
Less: valuation allowance	(89,316)	-	(89,316)	(90,215)	-	(90,215)
Net deferred tax asset / (liability)	$5,318	$(7,335)	$(2,017)	$4,760	$(7,615)	$(2,855)

As of December 31, 2018, the Company had a federal net operating loss (“NOL”) of approximately $99,000, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses (“NCLs”) in excess of capital gains of $152,289 as of December 31, 2018, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carry forward will begin to expire in 2019. No assurance can be made that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers.

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

Notwithstanding the facts that the Company has determined that the use of its remaining NOL and NCL carry forwards are not currently limited by Section 382 of the Code, the Company recorded a valuation allowance for a substantial portion of its NOLs and NCLs when calculating its net deferred tax liability as of December 31, 2018. The valuation allowance was recorded because the Company determined it is not more likely than not that it will realize these benefits.

In determining its federal income tax provision for 2018, the Company has assumed that it will retain the valuation allowance applied against its deferred tax asset related to the NOL and NCL carry forwards as of December 31, 2018. The Company’s determination that it is not more likely than not that it will realize future tax benefits from the NOLs and NCLs may change in the future. In the future, the Company may conclude that it is more likely than not that it will realize the benefit of all or a portion of the NOL and NCL carry forwards. If it makes this determination in the future, the Company would reduce the valuation allowance and record a tax benefit as a component of the consolidated statements of operations in the period it makes this determination. From that point forward, the Company would begin to record net deferred tax expense for federal and state income taxes as a component of its provision for income tax expense as it utilizes the NOLs and NCLs, for which the valuation allowance was removed.

The Company had no unrecognized tax benefits in the periods presented.

The Company files tax returns in the U.S. federal jurisdiction, various states or local jurisdictions, the United Kingdom, and France. With few exceptions, the Company is no longer subject to examination for years prior to 2013.

Corporate Tax Reform

In December 2017, the U.S. congress passed the TCJA.  Among other things, this law made substantial changes to the way U.S. corporations are taxed.  The Company is a U.S. corporation and therefore is impacted by these changes.  The following changes had a one-time impact on the Company which were recognized in the fourth quarter of 2017:

•

As a result of the corporate tax rate reduction from 35% to 21%, the Company’s deferred tax liability was revalued.  This change, as well as the immaterial impact of certain other provisions, resulted in a $1,359 tax benefit being recognized in the fourth quarter of 2017.

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

•

We have completed the accounting for the income tax effects of the TCJA in 2018 and our final amounts recognized were materially the same as our preliminary estimates recognized in the fourth quarter of 2017.

For 2018 and beyond, the main impact of the TCJA to the Company’s operations was its limitations on interest expense deductions.  The Company uses significant leverage to finance its business and therefore incurs significant interest expense.  The Company also generates significant interest income in its repo business as well as from its securities it holds in inventory.  The Company is permitted to deduct interest expense up to interest income.  Excess interest expense (i.e. interest expense in excess of interest income) is limited in its deductibility.  The Company expects to incur significant non-deductible interest expense in the future.  However, so long as the Company has significant NOL carryforwards and those carryforwards are not limited by a 382 ownership change as discussed above, the Company should not suffer adverse tax consequences as a result of this non-deductible interest expense.

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

22. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table shows the components of other comprehensive income / (loss) and the tax effects allocated to other comprehensive income / (loss). Accumulated OCI consists solely of foreign currency items.

ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) AND INCOME TAX EFFECT OF ITEMS ALLOCATED TO OTHER COMPREHENSIVE INCOME / (LOSS)
(Dollars in Thousands)

	OCI Items	Tax Effect	Total
December 31, 2015	$(939)	$-	$(939)
Change in foreign currency items	(190)	-	(190)
Other comprehensive income / (loss), net	(190)	-	(190)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	55	-	55
December 31, 2016	(1,074)	-	(1,074)
Change in foreign currency items	219	-	219
Other comprehensive income / (loss), net	219	-	219
Acquisition / (surrender) of additional units in consolidated subsidiary, net	5	-	5
December 31, 2017	(850)	-	(850)
Change in foreign currency items	(80)	-	(80)
Other comprehensive income / (loss), net	(80)	-	(80)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	22	-	22
December 31, 2018	$(908)	$-	$(908)

23. NET CAPITAL REQUIREMENTS

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

The following tables shows the actual net capital (in the case of the JVB) and actual net liquid capital (in the case of CCFL) as compared to the required amounts for the periods indicated.

Statutory Net Capital Requirements
(Dollars in thousands)
	As of December 31, 2018
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$53,749	$250	$53,499
CCFL	1,291	893	398
Total	$55,040	$1,143	$53,897

	As of December 31, 2017
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$69,838	$250	$69,588
CCFL	2,045	1,171	874
Total	$71,883	$1,421	$70,462

24. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Year Ended December 31,
	2018	2017	2016
Net income / (loss) attributable to Cohen & Company Inc.	$(2,463)	$2,064	$2,267
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	(1,524)	371	1,162
Add back: interest expense on 2017 Convertible Note	-	1,154	-
Add / (deduct): Adjustment (2)	390	550	(167)
Net income / (loss) on a fully converted basis	$(3,597)	$4,139	$3,262

Weighted average common shares outstanding - Basic	1,152,073	1,206,906	1,219,189
Unrestricted Operating LLC membership units exchangeable into Cohen & Company Inc. shares (1)	532,409	532,409	532,409
Restricted Units or shares	-	13,858	11,404
Contingent shares on the 2017 Convertible Note	-	839,081	-
Weighted average common shares outstanding - Diluted (3)	1,684,482	2,592,254	1,763,002

Net income / (loss) per common share - Basic	$(2.14)	$1.71	$1.86

Net income / (loss) per common share - Diluted	$(2.14)	$1.60	$1.85

(1)

The Operating LLC membership units not held by Cohen & Company Inc. (that is, those held by the non-controlling interest) may be redeemed and exchanged into shares of the Company on a ten-for-one basis. The Operating LLC membership units not held by Cohen & Company Inc. are redeemable, at the member’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the member’s redemption notice, or (ii) at the Company’s option, one tenth of a share of the Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Common Stock. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income / (loss) per common share when the effect is not anti-dilutive using the if-converted method.

(2)

An adjustment is included for the following reason: if the Operating LLC membership units had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable.

(3)

For the year ended December 31, 2018, weighted average common shares outstanding excludes (i) 26,380 shares representing restricted Common Stock (ii) 352,292 shares from the assumed conversion of the 2013 Convertible Notes and (iii) 1,034,483 shares from the assumed conversion of the 2017 Convertible Note because the inclusion of such shares would be anti-dilutive.

For the years ended December 31, 2017 and 2016 weighted average common shares outstanding excludes 274,917 shares from the assumed conversion of the 2013 Convertible Notes because the inclusion of such shares would be anti-dilutive.

25. RESERVE REQUIREMENTS

As of December 31, 2018, and 2017, JVB was not subject to the reserve requirements under Rule 15c3-3 of the Securities Exchange Act of 1934 because JVB does not carry securities accounts for their customers or perform custodial functions relating to customer securities and, therefore, they qualify for an exemption under Rule 15c3-3(k)(2)(ii).

26. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in several cities under agreements. As of December 31, 2018, future minimum commitments under these operating leases are as follows.

FUTURE LEASE COMMITMENTS
(Dollars in Thousands)

	Lease	Less: Sublease	Net Commitment
2019	$1,561	$(250)	$1,311
2020	1,542	(235)	1,307
2021	1,101	(70)	1,031
2022	927	-	927
2023	950	-	950
2024 and Thereafter	5,077	-	5,077
	$11,158	$(555)	$10,603

Rent expense for the years ended December 31, 2018,  2017, and 2016 was $1,380,  $1,182, and $1,157, respectively, and was included in business development, occupancy, equipment expense in the consolidated statements of operations. Rent expense was recorded net of sublease income of $226,  $250, and $309, for the year ended December 31, 2018,  2017, and 2016, respectively. The lease commitments noted above represent the actual cash commitments and will not necessarily match the amount of rent expense recorded in the consolidated statements of operations. See note 3.

Legal and Regulatory Proceedings

In October 2013, the Company received a Pennsylvania corporate net income tax assessment from the Pennsylvania Department of Revenue in the amount of $4,683 (including penalties) plus interest related to a subsidiary of AFN for the 2009 tax year.  The assessment denied this subsidiary’s KOZ credit for that year.  The Company filed an administrative appeal of this assessment with the Pennsylvania Department of Revenue Board of Appeals, which was denied in June 2014.  The Company filed an appeal with the Pennsylvania Board of Finance and Revenue, which was also denied in May 2015.  The Company filed an appeal with the Pennsylvania Commonwealth Court but withdrew the appeal in April 2018.  On or about June 21, 2018, the Department of Revenue sent to the subsidiary a Final Notice stating that the Department may commence collection activities.

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

In connection with certain routine exams by FINRA, FINRA claimed that during the period July 2013 through December 2015 (the “Relevant Period”), JVB did not have certain controls in place that were reasonably designed to prevent the entry of (1) orders that exceed appropriate pre-set credit or capital thresholds in the aggregate for each customer and the broker or dealer; and (2) erroneous orders, including duplicative orders.  JVB, without admitting or denying any allegations, consented to a Letter of Acceptance, Waiver and Consent to resolve certain alleged deficiencies in its Exchange Act Rule 15c3-3 procedures and its related risk management controls during the Relevant Period.  The agreement was accepted by FINRA on November 6, 2018. As a result, the Company recorded a net expense of $50 during the third quarter of 2018 and paid the fine of $50 during the fourth quarter of 2018.

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

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2018
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$29,298	$-	$-	$29,298	$-	$29,298
Asset management	-	12,536	-	12,536	-	12,536
New issue and advisory	2,979	-	-	2,979	-	2,979
Principal transactions and other income	39	678	3,856	4,573	-	4,573
Total revenues	32,316	13,214	3,856	49,386	-	49,386
Total operating expenses	29,949	8,371	712	39,032	6,695	45,727
Operating income / (loss)	2,367	4,843	3,144	10,354	(6,695)	3,659
Other non-operating income / (expense)	(111)	(97)	-	(208)	(8,279)	(8,487)
Income / (loss) before income taxes	2,256	4,746	3,144	10,146	(14,974)	(4,828)
Income tax expense / (benefit)	-	-	-	-	(841)	(841)
Net income / (loss)	2,256	4,746	3,144	10,146	(14,133)	(3,987)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(1,524)	(1,524)
Net income / (loss) attributable to Cohen & Company Inc.	$2,256	$4,746	$3,144	$10,146	$(12,609)	$(2,463)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$48	$4	$-	$52	$209	$261

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

Balance Sheet Data
As of December 31, 2018
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$5,633,806	$2,309	$13,768	$5,649,883	$4,569	$5,654,452

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

Balance Sheet Data
As of December 31, 2017
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$2,014,061	$3,155	$12,867	$2,030,083	$6,175	$2,036,258

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Total Revenues:
United States	$43,309	$38,863	$48,997
United Kingdom & Other	6,077	8,679	6,351
Total	$49,386	$47,542	$55,348

Long-lived assets attributable to an individual country, other than the United States, are not material.

28. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $7,145, $5,334, and $2,858 for the years ended December 31, 2018, 2017, and 2016, respectively.

The Company paid income taxes of $44,  $47, and $236 for the years ended December 31, 2018,  2017, and 2016, respectively, and received income tax refunds of $8,  $83, and $40 for the years ended December 31, 2018,  2017, and 2016, respectively.

In 2018, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered units of the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $217, a net increase of $22 in accumulated other comprehensive income, and an increase of $195 in non-controlling interest.  See note 19.

•

During 2018, the Company issued $750 in redeemable financial instruments related to ViaNova.  $250 of the proceeds from this issuance were uncollected as of December 31, 2018.  The $250 receivable is included as a component of due from related party.

In 2017, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company surrendered units of the Operating LLC pursuant to the UIS Agreement and in connection with the redemption of vested Operating LLC units by Cohen & Company Inc.  The Company recognized a net decrease in additional paid-in capital of $81, a net increase of $5 in accumulated other comprehensive income, and an increase of $76 in non-controlling interest. See note 19.

•

As a result of the European Sale Agreement, Daniel G. Cohen was required to pay to the Company the $600 Termination Fee.  Accordingly, the Company had deferred $600 of transaction costs it had paid in conjunction with the European Sale Agreement, which were included as a component of other assets.  With the issuance of the $15,000 2017 Convertible Note, the Company agreed to pay to DGC Family Fintech Trust the $600 Transaction Fee.  The Company agreed that Daniel G. Cohen’s obligation to pay the Termination Fee was offset in its entirety by the Company’s obligation to pay the Transaction Fee.  Accordingly, $600 was reclassified from other assets to discount on debt. See note 6.

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

29. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the years ended December 31, 2018,  2017, and 2016. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. The Bancorp, Inc. (“TBBK”)

TBBK is identified as a related party because Daniel G. Cohen is TBBK’s chairman.

TBBK maintained deposits for the Company in the amount of $0 and $81 as of December 31, 2018 and 2017, respectively. These amounts are not disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of December 31, 2018 and 2017, the Company had repurchase agreements with TBBK as the counterparty in the amounts of $0 and $64,370, respectively.  These amounts are included as a component of securities sold under agreement to repurchase in the consolidated balance sheets.

The fair value of the collateral provided to TBBK by the Company relating to these repurchase agreements was $0 and $66,862 at December 31, 2018 and 2017, respectively.  The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amounts of $1,708 and $1,309 for the years ended December 31, 2018 and 2017, respectively.  These amounts are included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

B. Cohen Bros. Financial, LLC (“CBF”) and EBC 2013 Family Trust (“EBC”)

CBF has been identified as a related party because (i) CBF is a non-controlling interest holder of the Company and (ii) CBF is wholly owned by Daniel G. Cohen. EBC has been identified as a related party because Daniel G. Cohen is a trustee of EBC.

In September 2013, EBC, as an assignee of CBF made a $4,000 investment in the Company. The Company issued $2,400 in principal amount of the 2013 Convertible Notes and $1,600 of the Common Stock to EBC. See note 18 for a description of amendments related to the 2013 Convertible Notes on September 25, 2018.   The Company incurred interest expense on this debt which is disclosed as part of interest expense incurred in the table at end of this section.

On September 29, 2017, CBF also invested $8,000 of the $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Family Fintech Trust / CBF.  See note 17.  The Company incurred interest expense on this investment which is disclosed as part of interest expense incurred in the table at end of this section.

C. The Edward E. Cohen IRA

On August 28, 2015, $4,386 in principal amount of the 2013 Convertible Notes originally issued to Mead Park Capital  in September 2013 was purchased by the Edward E. Cohen IRA of which Edward E. Cohen is the benefactor.  Edward E. Cohen is the father of Daniel G. Cohen.  See note 18 for a description of the amendments entered into related to the 2013 Convertible Notes on September 25, 2018. The Company incurred interest expense on this debt which is disclosed as part of interest expense incurred in the table at end of this section.

D. JKD Investor

The JKD Investor is an entity owned by Jack J. DiMaio, the vice chairman of the board of directors and vice chairman of the Operating LLC’s board of managers, and his spouse.  On October 3, 2016, JKD Investor invested $6,000 in the Operating LLC.  An additional $1,000 of the Investment was invested in January 2017.  See note 17 and 31. The interest expense on this investment is disclosed as part of interest expense incurred in the table at end of this section

E. DGC Family Fintech Trust

DGC Family Fintech Trust was established by Daniel G. Cohen, chairman of the Company’s board of directors and chairman of the Operating LLC’s board of managers. Daniel G. Cohen does not have any voting or dispositive control of securities held in the interest of the trust.  The Company considers DGC Family Fintech Trust a related party because it was established by Daniel G. Cohen.

In March 2017, the 2017 Convertible Note was issued to the DGC Family Fintech Trust.  See notes 6 and 18.  The Company incurred interest expense on the 2017 Convertible Note, which is disclosed as part of interest expense incurred in the table at the end of this section.

On September 29, 2017, the DGC Family Fintech Trust also invested $2,000 of the $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Family Fintech Trust / CBF.  See note 17.  Interest incurred on this instrument is disclosed in the tables at the end of this section.

F. Fin Tech Acquisition Corp. II / Fin Tech Acquisition Corp. III

In July 2017, the Operating LLC entered into an agreement with FinTech Acquisition Corp. II whereby the Company would provide certain accounting and administrative services.  FinTech Acquisition Corp. II was considered a related party until July 2018 because Daniel G. Cohen was the chief executive and Betsy Cohen, Daniel G. Cohen’s mother, was the chairman of the board of directors of FinTech Acquisition Corp. II during that time period.  Income earned on this arrangement is disclosed in the tables below.

In December 2018, the Operating LLC entered into an agreement with Fin Tech Acquisition Corp. III whereby the Company would provide certain accounting and administrative services.  Fin Tech Acquisition Corp. III is considered a related party because Daniel G. Cohen is the chief executive officer of FinTech Acquisition III and Betsy Cohen is the chairman of the board of directors of Fintech Acquisition Corp. III.  Income earned on this arrangement is disclosed in the tables below.

G. CDO Sub-Advisory Agreement with Mead Park Advisors, LLC

In July 2014, CCFM and DCM, entered into a CDO sub-advisory agreement with Mead Park Advisors, LLC (“Mead Park Advisors”) whereby Mead Park Advisors will render investment advice and provide assistance to CCFM and DCM with respect to their management of certain CDOs.  The Company incurred consulting fee expense related to this sub-advisory agreement, which is disclosed as part of professional fee and other operating in the tables at the end of this section.  Mead Park Advisors, LLC remains a related party of the Company because Jack DiMaio maintains an ownership interest in it.  The CDO sub-advisory agreement was terminated by the Company on March 30, 2017.

H. Investment Vehicle and Other

EuroDekania

EuroDekania is considered a related party because it is an equity method investment of the Company.   The Company has an investment in and a management contract with EuroDekania.  Income earned or loss incurred on the investment are included as part of principal transactions and other income.  Revenue earned on the management contract are included as part of asset management in the table below.  The Company owns 31% of the equity of EuroDekania

SPAC Fund

The SPAC Fund is considered a related party because it is an equity method investment of the Company.   The Company has an investment in and a management contract with the SPAC Fund.  Income earned or loss incurred on the investment are included as part of principal transactions and other income.  Revenue earned on the management contract are included as part of asset management in the table below.  The Company owns 3.9% of the equity of the SPAC Fund.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment. The Company has an investment in and a management contract with the US Insurance JV.  Income earned or loss incurred on the investment are included as part of principal transactions and other income.  Revenue earned on the management contract are included as part of asset management in the table below.  The Company owns 4.5% of the equity of the US Insurance JV.

RELATED PARTY TRANSACTIONS
For the Year Ended December 31, 2018
(Dollars in Thousands)

	Net trading	Asset management	Principal transactions and other income	Professional fee and other operating	Interest expense incurred
TBBK	$43	$-	$-	$-	$-
EBC	-	-	-	-	228
Edward E. Cohen IRA	-	-	-	-	417
DGC Family Fintech Trust	-	-		-	1,562
CBF	-	-	-	-	470
JKD Investor	-	-	-	-	1,968
Fintech Acquisition Corp II	-	-	17	-	-
Fintech Acquisition Corp III	-	-	1	-	-
EuroDekania	-	235	709	-	-
SPAC Fund	-	51	(8)	-	-
U.S. Insurance JV	-	58	25	-	-
	$43	$344	$744	$-	$4,645

RELATED PARTY TRANSACTIONS
For the Year Ended December 31, 2017
(Dollars in Thousands)

	Net trading	Asset management	Principal transactions and other income	Professional fee and other operating	Interest expense incurred
TBBK	$47	$-	$-	$-	$-
EBC	-	-	-	-	236
Edward E. Cohen IRA	-	-	-	-	431
DGC Family Fintech Trust	-	-	-	-	1,172
CBF	-	-	-	-	71
JKD Investor	-	-	-	-	831
EuroDekania	-	-	120	-	-
Fintech Acquisition Corp II	-	-	3	-	-
Mead Park Advisors	-	-	-	50	-
	$47	$-	$123	$50	$2,741

RELATED PARTY TRANSACTIONS
For the Year Ended December 31, 2016
(Dollars in Thousands)

	Net trading		Asset management	Principal transactions and other income	Professional fee and other operating	Interest expense incurred
TBBK	$2	$		$-	$-	$-
EBC	-			-	-	232
Edward E. Cohen IRA	-			-	-	424
JKD Investor	-			-	-	761
EuroDekania	-			(978)	-	-
Mead Park Advisors	-			-	200	-
	$2	$		$(978)	$200	$1,417

The following related party transactions are non-routine and are not included in the tables above.

I.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen, its chairman, and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made to the plan on behalf of the Company were $201,  $196, and $215 for the years ended December 31, 2018,  2017, and 2016 respectively.

In addition, in privately negotiated transactions: (i) on August 29, 2018 the Company purchased 17,555 shares of Common Stock for $176 or $10 per share from a current member of the board of directors and (ii) on May 25, 2017, the Company purchased 2,774 shares of Common Stock from an employee of the Company for an aggregate purchase price of $33 or $12 per share and during the fourth quarter of 2017, the Company purchased 27,345 shares of Common Stock for an aggregate purchase price of $273 or $10 per share from a former member of the board of directors who was a director at the time of the purchase. See note 19.

The Company has a sublease agreement for certain office space with Bezuco Capital, LLC.  Bezuco Capital, LLC is a related party because Betsy Cohen, the mother of Daniel G. Cohen is affiliated with Bezuco Capital, LLC.  The Company received payments under this agreement.  The payments are recorded as a reduction in rent expenses.  This sublease agreement commenced on August 1, 2018 and terminates August 1, 2019 unless earlier terminated in accordance with the terms. The Company recorded a reduction in rent expense in the amount of $10 for the year ended December 31, 2018.

The Company had a sublease agreement for certain office space with Jack DiMaio, Jr., the Company’s vice chairman of the board.  The Company received payments under this agreement.  The payments were recorded as a reduction in the related rent and utility expenses.  This sublease agreement terminated May 31, 2017. The Company recorded a reduction in rent and utility expense in the amount of $11 and $23 for the years ended December 31, 2017 and 2016, respectively.

Subsequent to the termination of the sublease agreement, the Company agreed to lease office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio, Jr.  The Company recorded $96 and $56 of rent expense related to this agreement for the years ended December 31, 2018 and 2017, respectively.

J. FinTech Investor Holdings II, LLC

In July 2018, the Operating LLC acquired publicly traded shares of Fintech Acquisition Corp. II from an unrelated third party for a total purchase price of $2,513.  In connection with this purchase, the Operating LLC agreed with Fintech Investor Holdings II, LLC to not redeem these shares in advance of the merger between Fintech Acquisition Corp. II and Intermex Holdings II, LLC.  FinTech Investor Holdings II, LLC is considered a related party because Daniel G. Cohen is the manager of the entity.  In exchange for this agreement to not redeem these shares prior to the merger, as well as the outlay of capital to purchase the publicly traded shares of Fintech Acquisition Corp. II, the Operating LLC received unregistered, restricted shares of common stock of Fintech Acquisition Corp. II from Fintech Investor Holdings II, LLC.  In connection with the merger, Fintech Acquisition Corp. II changed its name to International Money Express, Inc.  The Company recorded principal transactions and other income of $855 for the year ended December 31, 2018.

30. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from /due to related parties. These amounts may result from normal operating advances, employee advances, or from timing differences between the transactions disclosed in note 29 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	As of December 31,
	2018	2017
Employees & other	$793	$545
Due from Related Parties	$793	$545

31. sUBSEQUENT EVENTS

2018 MB LOC

On January 29, 2019, the 2018 MB LOC was restructured.  The total commitment of the 2018 MB LOC was reduced from $25,000 to $7,500 and the maturity date was extended from April 10, 2020 to April 10, 2021.  The other terms and conditions remained the same.  See note 18.

As part of the restructuring, the Company entered into a new subordinated revolving note agreement (“2019 MB Revolver”).  Under the 2019 MB Revolver, the Company can borrow up to $17,500 on a revolving basis.  Borrowings under the 2019 MB Revolver must be in minimum amounts of $1,000 or any higher multiple of $500.  The 2019 MB Revolver bears interest at LIBOR plus 6% and the Company pays an undrawn fee of 0.50% per annum on any undrawn amounts. In addition, the Company will pay a commitment fee of 0.75% (or $131) on April 10, 2020.  The 2019 MB Revolver matures on April 10, 2021.

On January 30, 2019, JVB received approval from FINRA to treat draws under the 2019 MB Revolver as qualified subordinated debt.  As such, draws are treated as an increase in net capital for purposes of FINRA Rule 15(c) 3-1.  The Company has not borrowed on either the 2018 MB LOC or the 2019 MB Revolver.

Redeemable Financial Instrument – JKD Capital Partners I LTD

On March 6, 2019, the JKD Investor and the Operating LLC entered into an amendment to the JKD Investment Agreement (the “JKD Investment Agreement Amendment”), pursuant to which the term “JKD Investment Return” under the JKD Investment Agreement was amended to mean (A) during the fourth quarter of 2018, an amount equal to 42% of the difference between (i) the revenues generated during a quarter by the activities of the Institutional Corporate Trading Business of JVB and (ii) certain expenses incurred by such Institutional Corporate Trading Business (the “Institutional Corporate Trading Business Net Revenue”), and (B) commencing on January 1, 2019 and for each quarter during the remainder of the term of the JKD Investment Agreement, an amount equal to a percentage of the Institutional Corporate Trading Business Net Revenue, which percentage is based on the JKD Investor’s investment under the JKD Investment Agreement as a percentage of the total capital allocated to Institutional Corporate Trading Business of JVB.

In January 2019, the JKD Investor invested an additional $1,238 in the Operating LLC.  Immediately subsequent to this additional investment, the balance of the redeemable financial instrument – JKD Capital Partners I LTD was $8,000.

SCHEDULE I

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Balance Sheets
(Dollars in Thousands)

	As of December 31,
	2018	2017
Assets
Cash	$-	$3
Investment in Cohen & Company, LLC	67,594	73,452
Other assets	47	-
Total assets	$67,641	$73,455

Liabilities
Accrued interest and other liabilities	$340	$332
Deferred income taxes	2,017	2,855
Debt	29,510	30,396
Total liabilities	31,867	33,583

Stockholders’ Equity
Preferred Stock	5	5
Common Stock	12	12
Additional paid-in capital	68,591	69,202
Accumulated deficit	(31,926)	(28,497)
Accumulated other comprehensive loss	(908)	(850)
Total stockholders’ equity	35,774	39,872

Total liabilities and stockholders’ equity	$67,641	$73,455

See accompanying notes to condensed financial statements.

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Statements of Operations
(Dollars in Thousands)

	For the Year Ended December 31,
	2018	2017	2016

Revenues
Equity in undistributed earnings / (loss) from Cohen & Company, LLC	$921	$4,939	$6,610
Total revenues	921	4,939	6,610
Operating income / (loss)	921	4,939	6,610
Non-operating expense
Interest expense	(4,251)	(4,104)	(3,973)
Income / (loss) before income taxes	(3,330)	835	2,637
Income tax (benefit) / expense	(867)	(1,229)	370
Net income / (loss)	$(2,463)	$2,064	$2,267

See accompanying notes to condensed financial statements.

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Statements of Cash Flows
(Dollars in Thousands)

	For the Year Ended December 31,
	2018	2017	2016

Operating activities
Net income / (loss)	$(2,463)	$2,064	$2,267
Adjustments to reconcile net income / (loss) to net cash provided by / (used) in operating activities:
Equity in undistributed earnings / (loss) from Cohen & Company, LLC	(921)	(4,939)	(6,610)
Distributions from / (contributions to) Cohen & Company, LLC	6,930	4,856	6,242
Other (income) / expense	-	-	-
Amortization of discount of debt	575	873	988
(Increase) / decrease in other assets	(53)	24	(24)
Increase / (decrease) in accounts payable and other liabilities	14	27	106
Increase / (decrease) in deferred income taxes	(838)	(1,279)	330
Net cash provided by / (used in) operating activities	3,244	1,626	3,299
Financing activities
Repurchase and repayment of debt	(1,461)	-	-
Cash used to net share settle equity awards	(51)	(69)	(20)
Repurchase of stock	(769)	(572)	(2,325)
Dividends paid to stockholders	(966)	(985)	(954)
Net cash provided by / (used in) financing activities	(3,247)	(1,626)	(3,299)
Net increase (decrease) in cash and cash equivalents	(3)	-	-
Cash and cash equivalents, beginning of period	3	3	3
Cash and cash equivalents, end of period	$-	$3	$3

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

COHEN & COMPANY INC.

SELECTED QUARTERLY FINANCIAL RESULTS (Unaudited)

(Dollars in thousands, except share and per share information)

The following tables present our unaudited consolidated statements of operations data for the eight quarters ended December 31, 2018 and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Dec 2018	Sep 2018	Jun 2018	Mar 2018	Dec 2017	Sep 2017	Jun 2017	Mar 2017

Total revenues	$15,621	$12,237	$12,190	$9,338	$11,675	$10,001	$11,374	$14,492
Operating expenses
Compensation and benefits	6,425	7,177	6,589	5,194	5,034	4,759	5,549	7,185
Business development, occupancy, equipment	759	725	644	867	702	738	697	586
Subscriptions, clearing, and execution	2,209	2,433	2,151	1,834	2,127	1,789	1,667	1,713
Professional fee and other operating	3,855	1,483	1,379	1,742	1,651	1,666	1,674	2,354
Depreciation and amortization	85	63	52	61	62	60	61	66
Total operating expenses	13,333	11,881	10,815	9,698	9,576	9,012	9,648	11,904
Operating income / (loss)	2,288	356	1,375	(360)	2,099	989	1,726	2,588
Non-operating income / (expense)
Interest expense	(2,282)	(2,185)	(2,201)	(1,819)	(1,848)	(1,606)	(1,112)	(1,612)
Income/(loss) before income taxes	6	(1,829)	(826)	(2,179)	251	(617)	614	976
Income tax expense / (benefit)	418	(595)	(636)	(28)	(1,359)	141	2	5
Net income / (loss)	(412)	(1,234)	(190)	(2,151)	1,610	(758)	612	971
Less: Net income / (loss) attributable to the non-controlling interest	6	(583)	(270)	(677)	97	(211)	186	299
Net income / (loss) attributable to Cohen & Company Inc.	$(418)	$(651)	$80	$(1,474)	$1,513	$(547)	$426	$672

Earnings / (loss) per common share — basic	$(0.37)	$(0.57)	$0.07	$(1.26)	$1.26	$(0.45)	$0.35	$0.56
Weighted average common shares outstanding — basic	1,117,576	1,145,323	1,172,919	1,172,476	1,198,869	1,212,826	1,216,692	1,199,238
Earnings / (loss) per common share — diluted	$(0.37)	$(0.57)	$0.07	$(1.26)	$0.90	$(0.45)	$0.35	$0.52
Weighted average common shares outstanding — diluted	1,649,985	1,677,732	1,719,671	1,704,885	3,054,293	1,745,235	2,791,381	2,004,479

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