Form 10-Q
period 2019-03-31
Cohen & Co Inc.
filed 2019-05-06
CIK 1270436

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	COHN	The NYSE American Stock Exchange

As of April 30, 2019, there were 1,217,624 shares of common stock ($0.01 par value per share) of Cohen & Company Inc. outstanding.

Cohen & Company Inc.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2019

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

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Actual results may differ materially as a result of various factors, some of which are outside our control, including the following:

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

•	the ability to attract and retain personnel;
•	the ability to meet regulatory capital requirements administered by federal agencies;
•	an inability to generate incremental income from acquired, newly established or expanded businesses;
•	unanticipated market closures due to inclement weather or other disasters;
•	the volume of trading in securities including collateralized securities transactions;
•	the liquidity in capital markets;
•	the credit-worthiness of our correspondents, trading counterparties, and banking and margin customers;
•	changing interest rates and their impacts on U.S. residential mortgage volumes;
•	competitive conditions in each of our business segments;
•	the availability of borrowings under credit lines, credit agreements, warehouse agreements, and our facilities;
•	our continued membership in the FICC;
•	the potential misconduct or errors by our employees or by entities with whom we conduct business; and
•	the potential for litigation and other regulatory liability.

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

“JVB Holdings” refers to JVB Financial Holdings, L.P.; “JVB” refers to J.V.B. Financial Group, LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom (the “FCA”); and “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company, that is externally managed by CCFL.

“Securities Act”  refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2019
	(unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$9,283	$14,106
Receivables from brokers, dealers, and clearing agencies	104,444	129,812
Due from related parties	625	793
Other receivables	8,196	12,072
Investments-trading	285,473	301,235
Other investments, at fair value	9,440	13,768
Receivables under resale agreements	4,510,389	5,171,053
Investment in equity method affiliates	3,767	-
Goodwill	7,992	7,992
Right-of-use asset - operating leases	8,081	-
Other assets	3,637	3,621
Total assets	$4,951,327	$5,654,452

Liabilities
Payables to brokers, dealers, and clearing agencies	$162,951	$201,598
Accounts payable and other liabilities	11,840	11,452
Accrued compensation	1,944	5,254
Trading securities sold, not yet purchased	98,245	120,122
Securities sold under agreements to repurchase	4,560,713	5,210,587
Deferred income taxes	1,903	2,017
Lease liability - operating leases	8,658	-
Redeemable financial instruments	18,679	17,448
Debt	43,658	43,536
Total liabilities	4,908,591	5,612,014

Commitments and contingencies (See note 20)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding (see note 17)	5	5
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,217,624 and 1,204,196 shares issued and outstanding, respectively, including 73,715 and 93,479 unvested or restricted share awards, respectively	12	12
Additional paid-in capital	68,689	68,591
Accumulated other comprehensive loss	(916)	(908)
Accumulated deficit	(33,438)	(31,926)
Total stockholders' equity	34,352	35,774
Non-controlling interest	8,384	6,664
Total equity	42,736	42,438
Total liabilities and equity	$4,951,327	$5,654,452

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Net trading	$8,729	$6,191
Asset management	2,002	1,804
New issue and advisory	-	696
Principal transactions and other income	414	647
Total revenues	11,145	9,338

Operating expenses		.
Compensation and benefits	6,364	5,194
Business development, occupancy, equipment	811	867
Subscriptions, clearing, and execution	2,273	1,834
Professional fee and other operating	1,679	1,742
Depreciation and amortization	81	61
Total operating expenses	11,208	9,698

Operating income (loss)	(63)	(360)

Non-operating income (expense)
Interest expense, net	(1,859)	(1,819)
Income (loss) from equity method affiliates	(8)	-
Income (loss) before income tax expense (benefit)	(1,930)	(2,179)
Income tax expense (benefit)	(106)	(28)
Net income (loss)	(1,824)	(2,151)
Less: Net income (loss) attributable to the non-controlling interest	(622)	(677)
Net income (loss) attributable to Cohen & Company Inc.	$(1,202)	$(1,474)
Income (loss) per share data (see note 19)
Income (loss) per common share-basic:
Basic income (loss) per common share	$(1.06)	$(1.26)
Weighted average shares outstanding-basic	1,133,166	1,172,476
Income (loss) per common share-diluted:
Diluted income (loss) per common share	$(1.06)	$(1.26)
Weighted average shares outstanding-diluted	1,665,575	1,704,885

Dividends declared per common share	$0.20	$0.20

Comprehensive income (loss)
Net income (loss)	$(1,824)	$(2,151)
Other comprehensive income (loss) item:
Foreign currency translation adjustments, net of tax of $0	9	107
Other comprehensive income (loss), net of tax of $0	9	107
Comprehensive income (loss)	(1,815)	(2,044)
Less: comprehensive income (loss) attributable to the non-controlling interest	(619)	(644)
Comprehensive income (loss) attributable to Cohen & Company Inc.	$(1,196)	$(1,400)

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statement of Changes in Equity

(Dollars in Thousands)

(Unaudited)

	Cohen & Company Inc.
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2018	$5	$12	$68,591	$(31,926)	$(908)	$35,774	$6,664	$42,438
Net loss	-	-	-	(1,202)	-	(1,202)	(622)	(1,824)
Other comprehensive income	-	-	-	-	6	6	3	9
Cumulative effect adjustment - adoption of ASU 2016-02	-	-	-	(20)	-	(20)	-	(20)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	133	-	(14)	119	(119)	-
Equity-based compensation and vesting of shares	-	-	117	-	-	117	55	172
Shares withheld for employee taxes	-	-	(87)	-	-	(87)	(41)	(128)
Purchase and retirement of Common Stock	-	-	(65)	-	-	(65)	-	(65)
Investment in non-controlling interest	-	-	-	-	-	-	2,550	2,550
Dividends/Distributions	-	-	-	(290)	-	(290)	(106)	(396)
March 31, 2019	$5	$12	$68,689	$(33,438)	$(916)	$34,352	$8,384	$42,736

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income (loss)	$(1,824)	$(2,151)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	172	125
Accretion of income on other investments, at fair value	(106)	(343)
Realized loss (gain) on other investments, at fair value	(419)	206
(Income) / loss from equity method affiliates	8	-
Change in unrealized (gain) loss on other investments, at fair value	171	(357)
Depreciation and amortization	81	61
Amortization of discount on debt	122	226
Deferred tax provision (benefit)	(114)	(15)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	3,894	554
(Increase) decrease in investments-trading	15,762	30,641
(Increase) decrease in other assets	258	(403)
(Increase) decrease in receivables under resale agreement	660,664	(385,159)
Change in receivables from / payables to related parties, net	168	57
Increase (decrease) in accrued compensation	(3,310)	(3,264)
Increase (decrease) in accounts payable and other liabilities	233	982
Increase (decrease) in trading securities sold, not yet purchased	(21,877)	2,968
Change in receivables from / payables to brokers, dealers, and clearing agencies	(13,279)	(60,841)
Increase (decrease) in securities sold under agreements to repurchase	(649,874)	421,368
Net cash provided by (used in) operating activities	(9,270)	4,655
Investing activities
Purchase of investments-other investments, at fair value	(408)	(16,765)
Sales and returns of principal-other investments, at fair value	5,091	1,081
Investment in equity method affiliate	(3,775)	-
Purchase of furniture, equipment, and leasehold improvements	(20)	(39)
Net cash provided by (used in) investing activities	888	(15,723)
Financing activities
Proceeds from redeemable financial instruments	1,268	-
Cash used to net share settle equity awards	(128)	(75)
Purchase and retirement of Common Stock	(65)	(71)
Proceeds from non-controlling interest investment	2,550	-
Cohen & Company Inc. dividends	(61)	(40)
Net cash provided by (used in) financing activities	3,564	(186)
Effect of exchange rate on cash	(5)	77
Net increase (decrease) in cash and cash equivalents	(4,823)	(11,177)
Cash and cash equivalents, beginning of period	14,106	22,933
Cash and cash equivalents, end of period	$9,283	$11,756

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

From its formation until December 16, 2009, Cohen Brothers operated as a privately-owned limited liability company. On December 16, 2009, Cohen Brothers completed its merger (the “Merger”) with a subsidiary of Alesco Financial Inc. (“AFN”), a publicly traded real estate investment trust.

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

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”) and on September 1, 2017, it was renamed again as Cohen & Company Inc. Effective January 1, 2010, the Company ceased to qualify as a REIT.

The Company

The Company is a financial services company specializing in fixed income markets. As of March 31, 2019, the Company had $2.78 billion in assets under management (“AUM”) of which 83.1%, or $2.31 billion, was in collateralized debt obligations (“CDOs”).  The remaining portion of AUM is from a diversified mix of Investment Vehicles.

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

Capital Markets: The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, matched book repurchase agreement (“repo”) financing, new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, asset backed securities (“ABS”), mortgage backed securities (“MBS”), residential mortgage backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. The Company also offers execution and brokerage services for equity products. The Company carries out its capital markets activities primarily through its subsidiaries: JVB in the United States and CCFL in Europe.

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

Principal Investing: The Company’s Principal Investing business segment is comprised of investments that the Company has made for the purpose of earning an investment return rather than investments made to support the Company’s trading, matched book repo, or other Capital Markets business segment activities.  These investments are a component of the Company’s other investments, at fair value and investment in equity method affiliates in our consolidated balance sheets.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2018.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Adoption of New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers  (Topic 606).  Subsequent to that date, the FASB has issued additional ASUs clarifying certain aspects of ASU 2014-09 but they did not change the core principal of ASU 2014-09.  The new guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The Company adopted the new guidance on January 1, 2018 using the retrospective transition method. This ASU excludes from its scope revenue recognition related to items the Company records as a component of net trading and principal transactions within its consolidated statements of operations and, therefore, this ASU had no impact on these items.  In terms of asset management and other revenue, the main impact of Topic 606 related to the timing of the recognition of incentive management fees in certain cases.  Prior to the adoption of Topic 606, the Company would recognize incentive fees when they were fixed and determinable.  Under Topic 606, the Company is required to recognize incentive fees when they are probable and there is not a significant chance of reversal in the future.  For the asset management contracts in place at the time of adoption, this change in policy did not result in any actual change in revenue that had already been recognized and, therefore, there was no transition adjustment necessary.

In February 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10).  The amendments in ASU 2016-01, among other things, require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and liabilities by measurement category and form of financial asset; and eliminate the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company’s adoption of the provisions of ASU 2016-01 effective January 1, 2018 did not have an effect on the Company’s consolidated financial statements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance (subsequently updated with ASU 2018-01, ASU 2018-10, ASU 2018-11,  ASU 2018-20 and ASU  2019-01), lessees will be required to recognize the following for all leases with the exception of short-term leases:  (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessor accounting is largely unchanged.  The Company adopted the provisions of the new guidance effective January 1, 2019.  The Company recorded the following:  (a) a right of use asset of $8,416, (b) a lease commitment liability of $8,860, (c) a reduction in retained earnings from cumulative effect of adoption of $20, (d) an increase in other receivables of $18, and (e) a reduction in other liabilities of $406.  See note 12.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  The amendments in this ASU provide cash flow statement classification guidance on eight specific cash flow presentation issues with the objective of reducing existing diversity in practice.  The Company’s adoption of the provisions of ASU 2016-15 effective January 1, 2018 did not have an effect on the Company’s consolidated financial statements

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory.  The amendments in this ASU require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The amendments eliminate the exception of an intra-entity transfer of an asset other than inventory.  The Company’s adoption of the provisions of ASU 2016-16 effective January 1, 2018 did not have an effect on the Company’s consolidated financial statements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805):    Clarifying the Definition of a Business.  The amendments in this ASU clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The Company’s adoption of the provisions of ASU 2017-01 effective January 1, 2018 did not have an effect on the Company’s consolidated financial statements

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20):  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.  The amendments in this ASU clarify that a financial asset within the scope of this topic may include nonfinancial assets transferred within a legal entity to counterparty.  The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to counterparty and derecognize each asset when counterparty obtains control of it. The Company’s adoption of the provisions of ASU 2017-05 effective January 1, 2018 did not have an effect on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting.  The amendments in this ASU expand the scope of Topic 718, which previously only included share-based payments to employees, to include share-based payments issued to nonemployees for goods or services.  Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The Company’s adoption of the provisions of ASU 2018-07 effective January 1, 2019 did not have an effect on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs, Premium Amortization on Purchased Callable Debt Securities (Sub-Topic 310-20).  The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  The Company’s adoption of the provisions of ASU 2017-08 effective January 1, 2019 did not have an effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU provide guidance on determining those changes to the terms and conditions of share-based payment awards that require an entity to apply modification accounting.  The Company’s adoption of the provisions of ASU 2017-09 effective January 1, 2018 did not have an effect on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivative and Hedging – Targeted Improvements to Accounting for Hedging Activities (Topic 815).  The amendments in this ASU refine and expand hedge accounting for both financial and commodity risks and contain provisions to create more transparency and clarify how economic results are presented. The Company’s adoption of the provisions of ASU 2017-12 effective January 1, 2019 did not have an effect on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement –  Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The amendments in this ASU provide the option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded. The Company’s adoption of the provisions of ASU 2018-02 effective January 1, 2019 did not have an effect on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework –Changes to the Disclosure Requirements for Fair Value Measurement.  The ASU modifies the disclosure requirements in Topic 820, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty, and adding new disclosure requirements such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. Early adoption is permitted.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

C. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments. These determinations were based on available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop the estimates and, therefore, these estimates may not necessarily be indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Refer to note 8 for a discussion of the valuation hierarchy with respect to investments-trading; other investments, at fair value; and derivatives held by the Company.

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

Redeemable financial instruments:  The liabilities for redeemable financial instruments are carried at their redemption value, which approximates fair value. The estimated fair value measurement of the redeemable financial instruments is classified within level 3 of the valuation hierarchy.

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date.  As of March 31, 2019, and December 31, 2018, the fair value of the Company’s debt was estimated to be $51,181 and $50,159, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the value hierarchy.

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

The Company has elected the fair value option in accordance with the provisions of FASB ASC 820, Fair Value Measurements (“FASB ASC 820”) to account for its investment in the U.S. Insurance JV.  The investment is included in other investments, at fair value, on the consolidated balance sheets, and gains and losses (both realized and unrealized) are recognized in the consolidated statement of operations as a component of principal transactions and other income.  Because the U.S. Insurance JV has the attributes of investment companies as described in FASB ASC 946-15-2, the Company will estimate the fair value of its investment using the net asset value (“NAV”) per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. See note 7.

SPAC Fund

On August 6, 2018, the Company invested in and became the general partner of a newly formed partnership (the “SPAC Fund”) for the purposes of investing in the equity interests of special purpose acquisition companies (“SPACs”).  The Company is the manager of the SPAC Fund.  The Company has invested $600 in the SPAC Fund.  The Company is entitled to a quarterly base management fee based on a percentage of the NAV of the SPAC Fund and an annual incentive allocation based on the actual returns earned by the SPAC Fund.

The Company has elected the fair value option in accordance with the provisions of FASB ASC 820 to account for its investment in the SPAC Fund.  The investment is included in other investments, at fair value on the consolidated balance sheets, and gains and losses (both realized and unrealized) are recognized in the statement of operations as a component of principal transactions and other revenue.  Because the SPAC Fund has the attributes of investment companies as described in FASB ASC 946-15-2, the Company will estimate the fair value of its investment using the NAV per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. See note 7.

ViaNova Capital Group LLC

In 2018, the Company formed a wholly-owned subsidiary, ViaNova Capital Group LLC (“ViaNova”), for the purpose of building a residential transition loan (“RTL”) business.  RTLs are small balance commercial loans that are secured by first lien mortgages used by professional investors and real estate developers to finance the purchase and rehabilitation of residential properties.  The business of ViaNova includes buying, aggregating, and distributing these loans to produce superior risk-adjusted returns through the pursuit of opportunities overlooked by commercial banks. The Company consolidates ViaNova.

On November 20, 2018, ViaNova entered into a Warehousing Credit and Security Agreement with LegacyTexas Bank (the “LegacyTexas Credit Facility” with an effective date of November 16, 2018. The LegacyTexas Credit Facility supports the buying, aggregating and distributing of residential loans performed by the business of ViaNova.   As of March 31, 2019, ViaNova has not yet acquired any assets or drawn down under the LegacyTexas Credit Facility.  See Note 16.

Insurance Acquisition Corporation (the “Insurance SPAC”)

The Company is the sponsor of the Insurance SPAC, a blank check company that will seek to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (each a “Business Combination”).

On March 22, 2019, the Insurance SPAC completed the sale of 15,065,000 units (the “SPAC Units”) in its initial public offering (the “IPO”). Each Unit consists of one share of the SPAC’s Class A common stock, par value $0.0001 per share (“SPAC Common Stock”), and one-half of one warrant (each, a “SPAC Warrant”), where each whole SPAC Warrant entitles the holder to purchase one share of Common Stock for $11.50 per share. The SPAC Units were sold in the IPO at an offering price of $10.00 per SPAC Unit, for gross proceeds of $150,650 (before underwriting discounts and commissions and offering expenses).  Pursuant to the underwriting agreement in the IPO, the Insurance SPAC granted the underwriters in the IPO (the “Underwriters”) a 45-day option to purchase up to 1,965,000 additional SPAC Units solely to cover over-allotments, if any (the “Over-Allotment Option”); and on March 21, 2019, the Underwriters exercised the Over-Allotment Option in full.  Immediately following the completion of the IPO, there were an aggregate of 20,653,333 shares of SPAC Common Stock issued and outstanding.

If the Insurance SPAC fails to consummate a Business Combination within the first 18 months following the IPO, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets.

The Operating LLC is the manager and a member of each of two entities: Insurance Acquisition Sponsor, LLC and Dioptra Advisors, LLC (together, the “Sponsor Entities”).  The Sponsor Entities purchased 375,000 of the Insurance SPAC’s placement units in a private placement that occurred simultaneously with the IPO for an aggregate purchase price of $3,750, or $10.00 per placement unit.  Each placement unit consists of one share of SPAC Common Stock and one-half of one warrant (the “Placement Warrant”).  The placement units are identical to the SPAC Units sold in the IPO except (i) the shares of SPAC Common Stock issued as part of the placement units and the Placement Warrants will not be redeemable by the Insurance SPAC, (ii) the Placement Warrants may be exercised by the holders on a cashless basis, (iii) the shares of SPAC Common Stock issued as part of the placement units, together with the Placement Warrants, are entitled to certain registration rights, and (iv) for so long as they are held by the IPO underwriter, the placement units will not be exercisable more than five years following the effective date of the registration statement filed by the Insurance SPAC in connection with the IPO. Subject to certain limited exceptions, the placement units (including the underlying Placement Warrants and SPAC Common Stock and the shares of SPAC Common Stock issuable upon exercise of the Placement Warrants) will not be transferable, assignable, or salable until 30 days after the completion of our Business Combination.

The Sponsor Entities raised $2,550 from third party investors and the remaining investment in the private placement was made by the Company.  The Company consolidates the Sponsor Entities and treats its investment in the Insurance SPAC as an equity method investment.  The $2,550 raised from third party investors is treated as non-controlling interest.    See notes 11 and 17.

The proceeds from the placement units were added to the net proceeds from the IPO to be held in a trust account. If the Insurance SPAC does not complete a Business Combination within the first 18 months following the IPO, the proceeds from the sale of the Placement Units will be used to fund the redemption of the SPAC Common Stock sold as part of the Units in the IPO (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

The Sponsor Entities collectively hold 5,103,333 founder shares of the Insurance SPAC.  Subject to certain limited exceptions, placement units held by the Sponsor Entities will not be transferable or salable until 30 days following a Business Combination, and founder shares held by the Sponsor Entities will not be transferable or salable except (a) with respect to 20% of such shares, until consummation of a Business Combination, and (b) with respect to additional 20% tranches of such shares, when the closing price of the Common Stock exceeds $12.00, $13.50, $15.00 and $17.00, respectively, for 20 out of any 30 consecutive trading days following the consummation of a Business Combination, in each case subject to certain limited exceptions.

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING
(Dollars in Thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net realized gains (losses) - trading inventory	$6,310	$4,224
Net unrealized gains (losses) - trading inventory	559	13
Net gains and losses	6,869	4,237

Interest income-trading inventory	1,615	1,356
Interest income-receivables under resale agreements	32,232	9,072
Interest income	33,847	10,428

Interest expense-securities sold under agreements to repurchase	(31,130)	(8,027)
Interest expense-margin payable	(857)	(447)
Interest expense	(31,987)	(8,474)

Net trading	$8,729	$6,191

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 7.  See note 10 for discussion of receivables under resale agreements and securities sold under agreements to repurchase.  See note 6 for discussion of margin payable.

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	March 31, 2019	December 31, 2018
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	5,816	-
Receivables from clearing agencies	98,378	129,562
Receivables from brokers, dealers, and clearing agencies	$104,444	$129,812

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	March 31, 2019	December 31, 2018
Unsettled regular way trades, net	$-	$5,822
Margin payable	162,951	195,776
Payables to brokers, dealers, and clearing agencies	$162,951	$201,598

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

Receivables from clearing agencies are primarily comprised of (i) cash received by the Company upon execution of short trades that is restricted from withdrawal by the clearing agent and (ii) cash deposited with the FICC to support the Company’s General Collateral Funding (“GCF”) matched book repo business.

Margin payable represents amounts borrowed from Pershing, LLC to finance the Company’s trading portfolio.  Effectively, all of the Company’s investments-trading and deposits with clearing agencies serve as collateral for the margin payable.  See note 5 for interest expense incurred on margin payable.

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	March 31, 2019	December 31, 2018
U.S. government agency MBS and CMOs	$185,905	$149,651
U.S. government agency debt securities	17,027	14,915
RMBS	29	21
U.S. Treasury securities	11,439	4,099
ABS	100	100
SBA loans	11,196	31,496
Corporate bonds and redeemable preferred stock	29,156	44,507
Foreign government bonds	875	117
Municipal bonds	17,281	47,433
Certificates of deposit	1,850	302
Derivatives	10,207	8,212
Equity securities	408	382
Investments-trading	$285,473	$301,235

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	March 31, 2019	December 31, 2018
U.S. government agency MBS and CMOs	$-	$16
U.S. Treasury securities	42,043	70,010
Corporate bonds and redeemable preferred stock	46,530	43,957
Municipal bonds	20	20
Derivatives	9,652	6,119
Trading securities sold, not yet purchased	$98,245	$120,122

The Company seeks to manage its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other Investments, at fair value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	March 31, 2019
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
Equity securities	$780	$1,896	$1,116
CLOs	3,155	2,753	(402)
CDOs	189	26	(163)
EuroDekania	4,489	1,823	(2,666)
U.S. Insurance JV	1,900	1,964	64
SPAC Fund	630	646	16
Residential loans	30	316	286
Foreign currency forward contracts	-	16	16
Other investments, at fair value	$11,173	$9,440	$(1,733)

	December 31, 2018
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
Equity securities	$5,016	$6,650	$1,634
CLOs	3,099	2,730	(369)
CDOs	189	26	(163)
EuroDekania	4,489	1,533	(2,956)
U.S. Insurance JV	1,900	1,925	25
SPAC Fund	600	592	(8)
Residential loans	39	325	286
Foreign currency forward contracts	-	(13)	(13)
Other investments, at fair value	$15,332	$13,768	$(1,564)

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

Such financial assets accounted for at fair value include:

•	securities that would otherwise qualify for available for sale treatment;
•	investments in equity method affiliates where the affiliate has all of the attributes set forth in FASB ASC 946-10-15-2 (commonly referred to as investment companies); and
•	investments in residential loans.

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) related to changes in fair value of investments of $249 and $151 during the three months ended March 31, 2019 and 2018, respectively.

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

Level 1            Financial assets and liabilities that have values based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2            Financial assets and liabilities that have values based on one or more of the following:

1.	Quoted prices for similar assets or liabilities in active markets;
2.	Quoted prices for identical or similar assets or liabilities in non-active markets;
3.	Pricing models whose inputs, other than quoted prices, are observable for substantially the full term of the asset or liability; or
4.	Pricing models that have inputs derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level 3            Financial assets and liabilities that have values based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the valuation hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the level 3 of the valuation hierarchy. As a result, the unrealized gains and losses for assets and liabilities within the level 3 of the valuation hierarchy presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

A review of the valuation hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities.  There were no transfers between level 1 and level 2 of the valuation hierarchy during the three months ended March 31, 2019 and 2018.  Reclassifications between levels of the valuation hierarchy are reported as transfers in or transfers out as of the beginning of the quarter in which reclassifications occur.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
March 31, 2019
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$185,905	$-	$185,905	$-
U.S. government agency debt securities	17,027	-	17,027	-
RMBS	29	-	29	-
U.S. Treasury securities	11,439	11,439	-	-
ABS	100	-	100	-
SBA loans	11,196	-	11,196	-
Corporate bonds and redeemable preferred stock	29,156	-	29,156	-
Foreign government bonds	875	-	875	-
Municipal bonds	17,281	-	17,281	-
Certificates of deposit	1,850	-	1,850	-
Derivatives	10,207	-	10,207	-
Equity securities	408	-	408	-
Total investments - trading	$285,473	$11,439	$274,034	$-

Other investments, at fair value:
Equity securities	$1,896	$1,043	$853	$-
CLOs	2,753	-	-	2,753
CDOs	26	-	-	26
Residential loans	316	-	316	-
Foreign currency forward contracts	16	16	-	-
	5,007	$1,059	$1,169	$2,779
Investments measured at NAV (1)	4,433
Total other investments, at fair value	$9,440

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$42,043	$42,043	$-	$-
Corporate bonds and redeemable preferred stock	46,530	-	46,530	-
Municipal bonds	20	-	20	-
Derivatives	9,652	-	9,652	-
Total trading securities sold, not yet purchased	$98,245	$42,043	$56,202	$-

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

CLOs, CDOs, and ABS: CLOs, CDOs, and ABS are interests in securitizations. ABS may include, but are not limited to, securities backed by auto loans, credit card receivables, or student loans. When the Company is able to obtain independent market quotations from at least two broker-dealers and when a price within the range of at least two broker-dealers is used or market price quotations from third party pricing services is used, these interests in securitizations will generally be classified within level 2 of the valuation hierarchy. These valuations are based on a market approach. The independent market quotations from broker-dealers are generally nonbinding. The Company seeks quotations from broker-dealers that historically have actively traded, monitored, issued, and been knowledgeable about the interests in securitizations. The Company generally believes to the extent that it (i)  receives two quotations in a similar range from broker-dealers knowledgeable about these interests in securitizations and (ii)  considers the broker-dealers gather and utilize observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources, then classification within level 2 of the valuation hierarchy is appropriate. In the absence of two broker-dealer market quotations, a single broker-dealer market quotation may be used without corroboration of the quote in which case the Company generally classifies the fair value within level 3 of the valuation hierarchy.

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

SBA Loans: SBA loans include loans and SBA interest only strips.  In the case of loans, the Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices, internal valuation models using observable inputs, or market price quotations from third party pricing services. The Company generally classifies these investments within level 2 of the valuation hierarchy. These valuations are based on a market approach. SBA interest only strips do not trade in an active market with readily available prices. Accordingly, the Company generally uses valuation models to determine fair value and classifies the fair value of the SBA interest only strips within level 2 or level 3 of the valuation hierarchy depending on whether the model inputs are observable or not.

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

Equity Securities: The fair value of equity securities that represent unrestricted investments in publicly traded companies (common or preferred shares, options, warrants, and other equity investments) are determined using the closing price of the security as of the reporting date. These are securities that are traded on a recognized liquid exchange and classified within level 1 of the valuation hierarchy.

The Company may own an option or warrant where the underlying security is publicly traded but the option or warrant is not.  In those cases, the Company may determine fair value using a Black-Scholes model and will generally classify this to be level 2 within the valuation hierarchy.

The Company may own an equity investment in a publicly traded company that is restricted as to resale. In those cases, the Company may determine fair value by preparing a model. The valuation will be classified within level 2 if the inputs to the model are observable.  Otherwise, it will be considered a level 3 valuation.

The Company may own an equity interest in a private company.  In those cases, the Company may determine fair value by preparing a model.  The model may be either a market based or income-based model,  whichever is considered the most appropriate in each case.  The valuation will be classified within level 2 if the inputs to the model are observable.  Otherwise, it will be considered a level 3 valuation.

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

TBAs and Other Forward Agency MBS Contracts

The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. TBAs and other forward agency MBS contracts are generally classified within level 2 of the valuation hierarchy. If there is limited transaction activity or less transparency to observe market based inputs to valuation models, TBAs and other forward agency MBS contracts are classified in level 3 of the valuation hierarchy.  U.S. government agency MBS and CMOs include TBAs and other forward agency MBS contracts.  Unrealized gains on TBAs and other forward agency MBS contracts are included in investments-trading on the Company’s consolidated balance sheets and unrealized losses on TBAs and other forward agency MBS contracts are included in trading securities sold, not yet purchased on the Company’s consolidated balance sheets. See note 9.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as a derivative (as either a purchase commitment or sale commitment). The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price.  The Company will determine the fair value of the financial instrument using the methodologies described above.

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized level 3 inputs to determine fair value.

LEVEL 3 ROLLFORWARD

	Three Months Ended March 31,
	2019	2018
Beginning of period	$2,756	$4,511
Gains & losses (1)	(33)	(9)
Accretion of income (1)	106	343
Purchases	-	9,600
Sales and returns of capital	(50)	(169)
End of period	$2,779	$14,276

Change in unrealized gains / (losses) (2)	$(33)	$147

(1)	Gains and losses on and accretion of income on other investments, at fair value are recorded as a component of principal transactions and other income in the consolidated statements of operations.
(2)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

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

 The following tables provide the quantitative information about level 3 fair value measurements as of March 31, 2019 and December 31, 2018.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	March 31, 2019	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$2,753	Discounted Cash Flow Model	Yield	17.6%	15.6% - 19.3%
			Duration-years	6.6	6.1-7.3
			Default rate	2.0%	2% - 2%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2018	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$2,730	Discounted Cash Flow Model	Yield	20.0%	18.1 - 21.6%
			Duration-years	6.9	6.3 - 7.5
			Default rate	2.0%	2.0%

Sensitivity of Fair Value to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within level 3 of the valuation hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below.

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

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	Fair Value March 31, 2019	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$1,823	N/A	N/A	N/A
U.S. Insurance JV (b)	1,964	$1,100	N/A	N/A
SPAC Fund (c)	646	N/A	Quarterly after 1 year lock up	90 days
	$4,433

	Fair Value December 31, 2018	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$1,533	N/A	N/A	N/A
U.S. Insurance JV (b)	1,925	$1,100	N/A	N/A
SPAC Fund (c)	592	N/A	Quarterly after 1 year lock up	90 days
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

Derivative financial instruments are recorded at fair value. If the derivative was entered into as part of the Company’s broker-dealer operations, it will be included as a component of investments-trading or trading securities sold, not yet purchased. If it is entered into to hedge another financial instrument included in other investments, at fair value then the derivative will be included as a component of other investments, at fair value.

The Company may, from time to time, enter into derivatives to manage its risk exposures arising from (i) fluctuations in foreign currency rates with respect to the Company’s investments in foreign currency denominated investments; (ii) the Company’s investments in interest sensitive investments; and (iii) the Company’s facilitation of mortgage-backed securities trading. Derivatives entered into by the Company, from time to time, may include (i) foreign currency forward contracts; (ii) purchase and sale agreements of TBAs and other forward agency MBS contracts; and (iii) other extended settlement trades.

TBAs are forward contracts to purchase or sell MBS whose collateral remain “to be announced” until just prior to the trade settlement date. In addition to TBAs, the Company sometimes enters into forward purchases or sales of agency MBS where the underlying collateral has been identified.  These transactions are referred to as other forward agency MBS contracts.  TBAs and other forward agency MBS contracts are accounted for as derivatives by the Company under FASB ASC 815.  The settlement of these transactions is not expected to have a material effect on the Company’s consolidated financial statements.

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

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of March 31, 2019 and December 31, 2018, the Company had outstanding foreign currency forward contracts with a notional amount of 1.250 million Euros and 1.250 million Euros, respectively.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest rates and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures.  The Company carries such EuroDollar future contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets.  As of March 31, 2019 and December 31, 2018, the Company had no outstanding EuroDollar future contracts.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At March 31, 2019, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $1,642,700 and open TBA and other forward MBS sale agreements in the notional amount of $1,693,890. At December 31, 2018, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,025,850 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,069,688.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. At March 31, 2019 and December 31, 2018, the Company had open forward purchase commitments in the notional amount of $13,707 and $15,295, respectively.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of March 31, 2019 and December 31, 2018.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	March 31, 2019	December 31, 2018
TBAs and other forward agency MBS	Investments-trading	$10,161	$8,142
Other extended settlement trades	Investments-trading	46	70
Foreign currency forward contracts	Other investments, at fair value	16	(13)
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(9,652)	(6,116)
Other extended settlement trades	Trading securities sold, not yet purchased	-	(3)
		$571	$2,080

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain  / (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Foreign currency forward contracts	Revenue-principal transactions and other income	$40	$(19)
Other extended settlement trades	Revenue-net trading	(24)	(10)
TBAs and other forward agency MBS	Revenue-net trading	761	1,959
		$777	$1,930

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

Gestational Repo

For several years, the Company has operated a matched book gestational repo program.  Gestational repo involves entering into repurchase and reverse repurchase agreements where the underlying collateral security represents a pool of newly issued mortgage loans.  The borrowers (the reverse repurchase agreement counterparties) are generally mortgage originators.  The lenders (the repurchase agreement counterparties) are a diverse group of the counterparties comprised of banks, insurance companies, and other financial institutions.  The Company’s gestational repo transactions were cleared through Industrial and Commercial Bank of China (“ICBC”) through April 1, 2018.  Subsequent to that date, the Company has self-cleared its gestational repo transactions.

GCF Repo

On October 18, 2017, the Company was notified that it had been approved as a full netting member of the FICC’s Government Securities Division.  As a member of the FICC, the Company has access to the FICC’s GCF repo service that provides netting and settlement services for repurchase transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities).  The Company began entering into matched book GCF repo transactions in November 2017.  The borrowers (the reverse repurchase agreement counterparties) are a diverse group of financial institutions including hedge funds, registered investment funds, REITs, and other similar counterparties.  The lender (the repurchase agreement counterparty) is primarily the FICC itself.  The Company uses Bank of New York (“BONY”) as its settlement agent for its GCF repo matched book transactions.  The Company is considered self-clearing for this business.  In connection with the Company’s full netting membership of the FICC, the Company agreed to establish and maintain a committed line of credit in a minimum amount of $25,000 on or prior to April 30, 2018.  The Company entered into the $25,000 MB LOC on April 25, 2018. The line of credit arrangement was subsequently amended.  See note 16.

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

Repo Information

At March 31, 2019 and December 31, 2018, the Company held reverse repurchase agreements of $4,510,389 and $5,171,053, respectively, and the fair value of collateral received under reverse repurchase agreements was $4,744,785, and $5,444,823,  respectively.  As of March 31, 2019, the reverse repurchase agreement balance was comprised of receivables collateralized by securities with 35 counterparties.  As of December 31, 2018, the reverse repurchase agreements balance was comprised of receivables collateralized by securities with 36 counterparties.

At March 31, 2019 and December 31, 2018, the Company held repurchase agreements of $4,560,713 and $5,210,587, respectively, and the fair value of securities and cash pledged as collateral under repurchase agreements was $4,610,690 and $5,233,017, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

Intraday Lending Facility

In conjunction with the Company’s GCF repo business, on October 19, 2018, the Company and BONY renewed an intraday lending facility.  This lending facility allows for BONY to advance funds to JVB in order to facilitate the settlement of GCF repo transactions.  The total committed amount at March 31, 2019 was  $100,000.  Effective April 11, 2019, this commitment amount was be reduced to $75,000.  The reduction was initiated by the Company as a cost savings measure and because an intraday line of $100,000 was not deemed necessary.  The termination date of the intraday lending facility is October 19, 2019. It is expected that this facility will be renewed for successive 364-day periods provided that the Company continues its GCF repo business.

The BONY lending facility is structured so that advances are generally repaid before the end of each business day.  However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan.  Intraday loans accrue interest at an annual rate of 0.12%.  Interest is charged based on the number of minutes in a day the advance is outstanding.  Overnight loans are charged interest at the base rate plus 3% on a daily basis.  The base rate is the higher of the federal funds rate  plus 0.50% or the prime rate in effect at that time.  For the three months ended March 31, 2019 and 2018, the Company received no advances under the intraday lending facility.

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

The gestational repo business has been and continues to be concentrated as to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of March 31, 2019 and December 31, 2018, the Company’s gestational reverse repurchase agreements shown in the tables below represented balances from six counterparties.  The Company also has a limited number of repurchase agreement counterparties in the gestational repo business, however, it is primarily a function of the limited number of reverse repurchase agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestational repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business (both gestational repo and GCF repo) was $1,294 and $1,110 for the three months ended March 31, 2019 and 2018, respectively.

The following tables summarize the remaining contractual maturity of the gross obligations under repurchase agreements accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown. The table reconciles the gross amounts to the net amounts presented in the statement of financial condition.  All gross amounts as well as counterparty cash collateral (see note 13) are subject to master netting arrangements; however, there is no offsetting other than the balances with the FICC, as shown below.

SECURED BORROWINGS
(Dollars in Thousands)
March 31, 2019

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF repo)	$2,486,338	$1,726,351	$250,579	$550,866	$5,014,134
MBS (gestational repo)	-	436,626	-	-	436,626
SBA loans	11,095	-	-	-	11,095
	$2,497,433	$2,162,977	$250,579	$550,866	$5,461,855

Reverse repurchase agreements with FICC netted with repurchase agreements with FICC					$(901,142)

Securities sold under agreements to repurchase					$4,560,713

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF repo)	$450,360	$1,404,899	$2,668,661	$449,602	$4,973,522
MBS (gestational repo)	-	438,009	-	-	438,009
SBA loans	-	-	-	-	-
	$450,360	$1,842,908	$2,668,661	$449,602	$5,411,531

Reverse repurchase agreements with FICC netted with repurchase agreements with FICC					$(901,142)

Receivables under resale agreements					$4,510,389

SECURED BORROWINGS
(Dollars in Thousands)
December 31, 2018

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF repo)	$7,014,758	$250,537	$-	$-	$7,265,295
MBS (gestational repo)	-	287,400	100,918	-	388,318
SBA loans	18,151	-	-	-	18,151
	$7,032,909	$537,937	$100,918	$-	$7,671,764

Reverse repurchase agreements with FICC netted with repurchase agreements with FICC					$(2,461,177)

Securities sold under agreements to repurchase					$5,210,587

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF repo)	$10,864	$5,477,247	$598,635	$1,157,349	$7,244,095
MBS (gestational repo)	-	287,209	100,926	-	388,135
SBA loans	-	-	-	-	-
	$10,864	$5,764,456	$699,561	$1,157,349	$7,632,230

Reverse repurchase agreements with FICC netted with repurchase agreements with FICC					$(2,461,177)

Receivables under resale agreements					$5,171,053

11. INVESTMENT IN EQUITY METHOD AFFILIATE

Equity method accounting requires that the Company record its investment in equity method affiliates on the consolidated balance sheets and recognize its share of the equity method affiliates’ net income as earnings each reporting period.

The Company has certain equity method affiliates for which it has elected the fair value option.  Those investees are excluded from the table below.  Those investees are included as a component of other investments, at fair value in the consolidated balance sheets.  All asset management fees and gains and losses (unrealized and realized) from securities classified as other investments, at fair value in the consolidated balance sheets are recorded as a component of asset management and principal transactions and other income in the consolidated statement of operations. See note 23.

The following table summarizes the activity and earnings in the Company’s investment that is accounted for under the equity method.  See note 4.

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

Insurance
SPAC
January 1, 2019	$-
Investments / advances	3,775
Distributions / repayments	-
Earnings / (loss) realized	(8)
March 31, 2019	$3,767

12. LEASES

The Company leases office space and certain computer and related equipment under noncancelable operating leases.  The company determines if an arrangement is a lease at the inception date of the contract.   The Company measures operating lease liabilities using an estimated incremental borrowing rate as there is no rate implicit in the Company’s operating lease arrangements.  An incremental borrowing rate was calculated for each operating lease based on the term of the lease, the U.S. Treasury term interest rate, and an estimated spread to borrow on a secured basis.

The Company adopted the provisions of ASC 842 effective January 1, 2019.  At adoption, the Company elected to not restate prior periods and rather record a cumulative effect of accounting change effective January 1, 2019.  The Company recorded the following: (a) a right of use asset of $8,416, (b) a lease commitment liability of $8,860, (c) a reduction in retained earnings from cumulative effect of adoption of $20, (d) an increase in other receivables of $18, and (e) a reduction in other liabilities of $406.

Rent expense is recognized on a straight-line basis over the lease term and is in included business development, occupancy, and equipment expense.

As of March 31, 2019, all of the leases to which the Company was a  party were operating leases.  The weighted average remaining term of the leases was 8.65 years.  The weighted average discount rate for the leases was 5.27%.  Summarized information regarding these leases is shown in the following table.

FUTURE MATURITY OF LEASE LIABILITIES
(Dollars in Thousands)

As of March 31, 2019
Lease Payments
2019 - remaining	$1,290
2020	1,564
2021	1,108
2022	933
2023	950
Thereafter	5,077
Total	10,922
Less imputed interest	(2,264)
Lease obligation	$8,658

During the three months ended March 31, 2019, total cash payments of $286 were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets.  Rent expense, net of sublease income of $65, was $390 for the three months ended March 31, 2019.

13.  OTHER RECEIVABLES, OTHER ASSETS,  ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other receivables consisted of the following at the periods presented.

OTHER RECEIVABLES
(Dollars in Thousands)

	March 31, 2019	December 31, 2018
Cash collateral due from counterparties	$5,508	$6,216
Asset management fees receivable	954	947
New issue and advisory fees receivable	-	2,100
Accrued interest receivable and dividend receivable	1,254	2,359
Revenue share receivable	96	140
Other receivables	384	310
Other receivables	$8,196	$12,072

When the Company enters into a reverse repo, it obtains collateral in excess of the principal amount of the reverse repo.  Collateral can be in the form of liquid securities or cash.  To the extent the Company receives cash collateral, it is included as a component of other liabilities (counterparty cash collateral in the table below).  If the value of the securities received as collateral increases, the Company’s reverse repo counterparties may request a return of a portion of their collateral.  At times, the Company will return cash instead of securities.  In those cases, the cash collateral is included as a component of other receivables.

Asset management and new issue and advisory receivables are of a routine and short-term nature. These amounts are generally accrued monthly and paid on a monthly or quarterly basis.

Accrued interest and dividends receivable represent interest and dividends accrued on the Company’s investment securities included as a component of investments-trading or other investments, at fair value. Interest payable on securities sold, not yet purchased is included as a component of accounts payable and other liabilities in the table entitled Accounts Payable and Other Liabilities below.

Revenue share receivable represents the amount due to the Company for the Company’s share of revenue generated from various entities in which the Company receives a share of the entity’s revenue. Other receivables represent other miscellaneous receivables that are of a short-term nature.

Other assets consisted of the following in the periods presented.

OTHER ASSETS
(Dollars in Thousands)

	March 31, 2019	December 31, 2018
Deferred costs	$648	$571
Prepaid expenses	1,037	1,009
Prepaid income taxes	-	40
Deposits	681	669
Miscellaneous other assets	33	33
Furniture, equipment, and leasehold improvements, net	1,072	1,133
Intangible assets	166	166
Other assets	$3,637	$3,621

Accounts payable and other liabilities consisted of the following at the periods presented.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	March 31, 2019	December 31, 2018
Accounts payable	$285	$359
Redeemable financial instruments accrued interest	352	714
Straight line rent payable	-	405
Accrued interest payable	670	674
Accrued interest on securities sold, not yet purchased	992	1,184
Payroll taxes payable	394	721
Counterparty cash collateral	6,437	4,227
Accrued expense and other liabilities	2,710	3,168
Accounts payable and other liabilities	$11,840	$11,452

Aa

The redeemable financial instruments accrued interest represents accrued interest the Company’s redeemable financial instruments.  See note 15.  Subsequent to the adoption of ASC 842, effective January 1, 2019, the Company will no longer have straight line rent payable.  See note 12.

Counterparty cash collateral represents cash collateral received from our reverse repo counterparties.  This cash is owed to the counterparty.  See note 10.

14.  VARIABLE INTEREST ENTITIES

As a general matter, a reporting entity must consolidate a variable interest entity (“VIE”) when it is deemed to be the primary beneficiary.  The primary beneficiary is the entity that has both (a) the power to direct the matters that most significantly impact the VIE’s financial performance and (b) a significant variable interest in the VIE.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of March 31, 2019,  there were $1,100 of unfunded commitments to VIEs that the Company is invested in.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three months ended March 31, 2019 and 2018 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2019 and December 31, 2018.  See table below.

For each investment management contract entered into by the Company, the Company assesses whether the entity being managed is a VIE and if the Company is the primary beneficiary.  Certain of the Investment Vehicles managed by the Company are VIEs.  Under the current guidance of ASU 2015-12, the Company has concluded that its asset management contracts are not variable interests.  Currently, the Company has no other interests in entities it manages that are considered variable interests and are considered significant.  Therefore, the Company is not the primary beneficiary of any VIEs that it manages.

The Company’s Trading Portfolio

From time to time, the Company may acquire an interest in a VIE through the investments it makes as part of its trading operations, which are included as investments-trading or securities sold, not yet purchased in the consolidated balance sheets.  Because of the high volume of trading activity in which the Company engages in, the Company does not perform a formal assessment of each individual investment within its trading portfolio to determine if the investee is a VIE and if the Company is a primary beneficiary.  Even if the Company were to obtain a variable interest in a VIE through its trading portfolio, the Company would not be deemed to be the primary beneficiary for two main reasons: (a) the Company does not usually obtain the power to direct activities that most significantly impact any investee’s financial performance and (b) a scope exception exists within the consolidation guidance for cases where the reporting entity is a broker-dealer and any control (either as the primary beneficiary of a VIE or through a controlling interest in a voting interest entity) was deemed to be temporary.  In the unlikely case that the Company obtained the power to direct activities and obtained a significant variable interest in an investee in its trading portfolio that was a VIE, any such control would be deemed to be temporary due to the rapid turnover within the Company’s trading portfolio.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 16) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold,  not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at March 31, 2019 and December 31, 2018.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	As of March 31, 2019	As of December 31, 2018
Other Investments, at fair value	$5,389	$5,273
Maximum exposure	$5,389	$5,273

15.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following in the periods presented.

REDEEMABLE FINANCIAL INSTRUMENTS
As of March 31, 2019
(Dollars in Thousands)

	Outstanding Balance	Accrued Interest
JKD Capital Partners I LTD	$8,000	$278
DGC Family Fintech Trust / CBF	10,000	74
ViaNova Capital Group, LLC	679	-
	$18,679	$352

REDEEMABLE FINANCIAL INSTRUMENTS
As of December 31, 2018
(Dollars in Thousands)

	Outstanding Balance	Accrued Interest
JKD Capital Partners I LTD	$6,732	$676
DGC Family Fintech Trust / CBF	10,000	38
ViaNova Capital Group, LLC	716	-
	$17,448	$714

Redeemable Financial Instrument – JKD Capital Partners I LTD Amendment

On October 3, 2016, the Operating LLC entered into an investment agreement (the “JKD Investment Agreement”), by and between Operating LLC and JKD Capital Partners I LTD (the “JKD Investor”), pursuant to which the JKD Investor agreed to invest up to $12,000 in the Operating LLC (the “JKD Investment”), $6,000 of which was invested upon the execution of the JKD Investment Agreement, an additional $1,000 was invested in January 2017 and an additional $1,268 was invested on January 9, 2019.  The JKD Investor is owned by Jack DiMaio, the vice chairman of the Company’s board of directors and the vice chairman of the Operating LLC’s board of managers and his spouse.

In exchange for the JKD Investment, the Operating LLC agreed to pay to JKD Investor during the term of the JKD Investment Agreement an amount (“JKD Investment Return”) equal to 50% of the difference between (i) the revenues generated during a quarter by the activities of the Institutional Corporate Trading Business of JVB and (ii) certain expenses incurred by such Institutional Corporate Trading Business (the “Institutional Corporate Trading Business Net Revenue”). This JKD Investment Return is recorded monthly as interest expense or (interest income) with the related accrued interest recorded in accounts payable and other accrued liabilities. If the return is negative on an individual quarter, it will reduce the balance of the JKD Investment.  Payments of the JKD

Investment Return are made on a quarterly basis.  The term of the JKD Investment Agreement commenced on October 3, 2016 and will continue until a redemption (as described below) occurs, unless the JKD Investment Agreement is earlier terminated.

On March 6, 2019, the JKD Investor and the Operating LLC entered into an amendment to the JKD Investment Agreement (the “JKD Investment Agreement Amendment”), pursuant to which the term “JKD Investment Return” under the JKD Investment Agreement was amended as follows:

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

The JKD Investor may terminate the JKD Investment Agreement (i) upon 90 days’ prior written notice to the Operating LLC if the Operating LLC or its affiliates modify any of their policies or procedures governing the operation of their businesses or change the way they operate their business and such modification has a material adverse effect on the amounts payable to the JKD Investor pursuant to the JKD Investment Agreement or (ii) upon 60 days’ prior written notice to the Operating LLC if the employment of Lester Brafman, the Company’s chief executive officer, is terminated. The Operating LLC may terminate the JKD Investment Agreement, as amended, upon 60 days’ prior written notice to the JKD Investor if Mr. DiMaio ceases to control the day-to-day operations of the JKD Investor.

Upon a termination of the JKD Investment Agreement, as amended, the Operating LLC will pay to the JKD Investor an amount equal to the “Investment Balance” (as such term is defined in the JKD Investment Agreement, as amended) as of the day prior to such termination.

At any time following October 3, 2019, the JKD Investor or the Operating LLC may, upon two months’ notice to the other party, cause the Operating LLC to pay a redemption to the JKD Investor in an amount equal to the Investment Balance (as such term is defined in the JKD Investment Agreement, as amended)   as of the day prior to such redemption.

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

ViaNova Capital Group LLC

On November 16, 2018, and effective as of November 19, 2018, the Operating LLC entered into an investment agreement (the “ViaNova Investment Agreement”) by and among Hancock Funding, LLC (“Hancock”), New Avenue Investments LLC (“New Avenue”), JVB, ViaNova, and the Operating LLC. Pursuant to the ViaNova Investment Agreement, Hancock, New Avenue, the Operating LLC, and JVB agreed to invest $500,  $250,  $500 and $2,750, respectively, into ViaNova (collectively, the “ViaNova Investment”). Pursuant to the ViaNova Investment Agreement, Hancock, the Operating LLC and JVB invested their respective portions of the ViaNova Investment into ViaNova prior to the effective date of the ViaNova Investment Agreement. In February 2019, New Avenue invested $200 of its portion of the ViaNova Investment (i.e., $250),  the remaining $50 is included in due from related parties on the consolidated balance sheets.

Pursuant to the ViaNova Investment Agreement, in consideration of the ViaNova Investment, once the Operating LLC is repaid $693 of funded operating costs from net revenue (as defined in the ViaNova Investment Agreement) generated directly by the activities of ViaNova’s RTL business, each party to the ViaNova Investment Agreement is entitled to receive a quarterly payment equal to the net revenue (to the extent positive) generated directly by the activities of ViaNova’s RTL business during such quarter, multiplied by a fraction, the numerator of which is equal to such party’s portion of the ViaNova Investment, the denominator is equal to the entire Via Nova Investment.

16. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	As of March 31, 2019	As of December 31, 2018	Interest Rate Terms	Interest (4)	Maturity
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	$15,000	$15,000	Fixed	8.00%	March 2022 (1)
8.00% convertible senior notes (the "2013 Convertible Notes")	6,786	6,786	Fixed	8.00%	September 2019 (2)
Less unamortized debt issuance costs	(910)	(974)
	20,876	20,812
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	6.75%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	6.95%	March 2035
Less unamortized discount	(25,343)	(25,401)
	22,782	22,724
MB Financial Bank, N.A. Credit Facility	-	-	Variable	N/A	April 2021

LegacyTexas Credit Facility	-	-	Variable	N/A	November 2019
Total	$43,658	$43,536

(1)The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount at any time prior to maturity into units of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Common Stock on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.  See note 18 to our Annual Report on Form 10-K for the year ended December 31, 2018.

(2)     The holders of the 2013 Convertible Notes may convert all or any part of the outstanding principal amount at any time prior to maturity into shares of the Company’s Common Stock, at a conversion price of $12.00 per share, subject to certain anti-dilution adjustments.

(3)The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0.  The junior subordinated notes are recorded at a  discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of March 31, 2019 on a combined basis is 16.75% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(4)Represents the interest rate in effect as of the last day of the reporting period.

The 2013 Convertible Notes Amendment

The original maturity date of the 2013 Convertible Notes was September 25, 2018.  Immediately prior to maturity, the 2013 Convertible Notes were held by three holders.  On September 25, 2018, the Company fully paid off one holder in the amount of $1,461.  The Company entered into amendments with the remaining two holders: the Edward Cohen IRA and the EBC 2013 Family Trust.  Edward E. Cohen is the benefactor of the Edward E. Cohen IRA and is the father of Daniel G. Cohen, the president and chief executive of the Company’s European operations and chairman of the Company’s board of directors.  Daniel G. Cohen is a trustee of the EBC 2013 Family Trust. See note 23.

Pursuant to the amendments, (i) the maturity date of each of the outstanding 2013 Convertible Notes was extended from September 25, 2018 to September 25, 2019 and (ii) the conversion price under each of the outstanding 2013 Convertible Notes was reduced from $30.00 per share of Common Stock to $12.00 per share of Common Stock.

The amendments to the 2013 Convertible Notes each provide that, until the Company’s stockholders approve the issuance of the shares of Common Stock issuable upon conversion of the 2013 Convertible Notes for purposes of Section 713 of the NYSE American’s Company Guide, the 2013 Convertible Notes may not be converted if such conversion would result in the Company issuing a number of shares of Common Stock that, when aggregated with any shares of Common Stock previously issued in connection with any conversion under the 2013 Convertible Notes, equals or exceeds, in the aggregate, 19.99% of the outstanding Common Stock as of September 25, 2018.

In addition, the amendments to the 2013 Convertible Notes provide that (i) the Company is required to cause its stockholders to vote on a proposal (the “Stockholder Proposal”) regarding the issuance of the shares of Common Stock issuable upon conversion of the 2013 Convertible Notes for purposes of Section 713 of the NYSE American’s Company Guide at the 2019 annual meeting of the Company’s stockholders, (ii) the Company is required to use its reasonable best efforts to solicit proxies for such stockholder approval, and (iii) the Company’s board of directors is required to recommend to the Company’s stockholders that such stockholders approve the Stockholder Proposal.

MB Financial Bank, N.A.

Effective on April 25, 2018, the Company, the Operating LLC, and JVB Holdings, as guarantors, and JVB, as borrower, entered into a loan agreement (the “2018 MB LOC”)  with MB Financial Bank, N.A. (“MB Financial”) as lender.

Pursuant to the terms of the 2018 MB LOC, MB Financial agreed to make loans (each a “Loan” and collectively, the “Loans”) at JVB’s request from time to time in the aggregate amount of up to $25,000.  The Loans (both principal and interest) are scheduled to mature and become immediately due and payable in full on April 10, 2020.    In accordance with the terms of the 2018 MB LOC, JVB paid to MB Financial a commitment fee in the amount of $250.

Loans under the 2018 MB LOC bear interest at a per annum rate equal to LIBOR plus 6.0%.  As of March 31, 2019,  JVB had not made any draws against the 2018 MB LOC. The Operating LLC is required to pay an undrawn commitment fee at a per annum rate equal to 0.50% of the undrawn portion of the MB Financial’s $25,000 commitment under the 2018 MB LOC.  Pursuant to the 2018 MB LOC, all Loans must be used by JVB for working capital purposes and general liquidity of JVB.  Further, under the 2018 MB LOC, JVB may request a reduction of the $25,000 commitment amount in a minimum amount of $1,000 and multiples of $500 thereafter, upon not less than five days prior notice to MB Financial.

On January 29, 2019, the 2018 MB LOC was restructured.  The total commitment of the 2018 MB LOC was reduced from $25,000 to $7,500 and the maturity date was extended from April 10, 2020 to April 10, 2021.  The other material terms and conditions remained substantially identical.

As part of the restructuring, the Company entered into a new subordinated revolving note agreement (the “2019 MB Revolver”).  Under the 2019 MB Revolver, the Company can borrow up to $17,500 on a revolving basis.  Borrowings under the 2019 MB Revolver must be in minimum amounts of $1,000 or any higher multiple of $500.  The 2019 MB Revolver bears interest at a per annum rate equal to LIBOR plus 6% and the Company is required to pay an undrawn commitment fee at a per annum rate equal to 0.50% per annum on any undrawn amounts. In addition, the Company will pay a commitment fee equal to 0.75% (or $131) on April 10, 2020.  The 2019 MB Revolver matures on April 10, 2021.

On January 30, 2019, JVB received approval from FINRA to treat draws under the 2019 MB Revolver as qualified subordinated debt.  As such, draws are treated as an increase in net capital for purposes of FINRA Rule 15(c) 3-1.  As of March 31 2019, the Company has not borrowed under the 2018 MB LOC or the 2019 MB Revolver.

LegacyTexas Bank

On November 20, 2018, ViaNova, as borrower, entered into a Warehousing Credit and Security Agreement (the “LegacyTexas Credit Facility”) with LegacyTexas Bank, as the lender, with an effective date of November 16, 2018.  The LegacyTexas Credit Facility supports the buying, aggregating, and distributing of residential transition loans by ViaNova.

Pursuant to the terms of the LegacyTexas Credit Facility, LegacyTexas Bank agreed to make loans at ViaNova’s request from time to time in the aggregate amount of up to $12,500.  The loans (both principal and interest) are scheduled to mature and become immediately due and payable in full on November 15, 2019.

Loans under the LegacyTexas Credit Facility will bear interest at a per annum rate equal to LIBOR (with a floor of 1.50%) plus 4.0% (for residential transition loans) or 5.0% (for aged residential transition loans). Commencing February 14, 2019, ViaNova became required to pay an undrawn commitment fee at a per annum rate equal to 0.25% of the undrawn portion of the  $12,500 commitment under the LegacyTexas Credit Facility; provided, however, that such fee shall be waived for any calendar month (i) in which the used portion for such month is equal to or greater than fifty percent (50%) of the $12,500 commitment amount, or (ii) the aggregate advances funded by LegacyTexas Bank for such calendar month are equal to or greater than the $12,500 commitment amount, as may be in effect from time to time.

Loans under the LegacyTexas Credit Facility must be used by ViaNova to provide funding for short-term mortgages to developers for the purchase and renovation of residential 1-4 family properties or to purchase such short-term mortgages from correspondents that originate such short-term mortgages.

The obligations of ViaNova under the LegacyTexas Credit Facility are secured by a lien on the mortgages financed by the LegacyTexas Credit Facility.  Further, pursuant to the terms of the LegacyTexas Credit Facility, ViaNova deposited cash in an amount equal to 2% of the $12,500 commitment amount in a non-interest-bearing account with LegacyTexas Bank as additional collateral. See note 13.

See note 18 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the Company’s other debt.

Interest Expense, net

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended March 31,
	2019	2018
Junior subordinated notes	$880	$821
2013 Convertible Notes	134	203
2017 Convertible Note	360	354
2018 MB LOC/2019 MB Revolver	92	-
LegacyTexas Credit Facility	4	-
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF	148	110
Redeemable Financial Instrument - JKD Capital Partners I LTD	278	331
Redeemable Financial Instrument - ViaNova Capital Group, LLC	(37)	-
	$1,859	$1,819

nterIn

17. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the three months ended March 31, 2019 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2018	1,110,717
Vesting of shares	56,639
Shares withheld and retired for employee taxes	(15,557)
Repurchase and retirement of Common Stock	(7,890)
March 31, 2019	1,143,909

Series E Voting Non-Convertible Preferred Stock:  Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (the “Series E Preferred Stock”) has no economic rights but entitles the holders to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every 10 shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock outstanding as of March 31, 2019.  The Series E Preferred Stock held by Mr. Cohen gives him the same voting rights he would have if all of the Operating LLC membership units held by him were exchanged for Common Stock on a ten for one basis and effectively gives Mr. Cohen voting rights at the Company in the same proportion as his economic interest (as his membership units of the Operating LLC do not carry voting rights at the Company level). For a more detailed description of these shares see note 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

During the three months ended March 31, 2019, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the amount of units surrendered (net of receipts) by Cohen & Company Inc.

Operating LLC
Membership Units
Units related to UIS Agreement	410,820
Units surrendered from retirement of Common Stock	(78,900)
Total	331,920

The Company recognized a net increase in additional paid in capital of $133 and a net decrease in AOCI of $14 with an offsetting decrease in non-controlling interest of $119 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the three months ended March 31, 2019 and 2018.

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Net income / (loss) attributable to Cohen & Company Inc.	$(1,202)	$(1,474)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc. paid in capital for the acquisition / (surrender) of additional units in
consolidated subsidiary, net	133	84
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$(1,069)	$(1,390)

Repurchases of Shares and Retirement of Treasury Stock

On March 19, 2018 and March 17, 2017, the Company entered into letter agreements (the “2018 Letter Agreement” and the “2017 Letter Agreement,” respectively, and together, the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (the “Agent”).  The 2017 Letter Agreement was in effect from March 17, 2017 until March 17, 2018.  The 2018 Letter Agreement was in effect from March 19, 2018 until March 19, 2019, and was not renewed.  Both agreements authorized the Agent to use its commercially reasonable efforts to purchase, on the Company’s behalf, up to an aggregate maximum of $2,000 of Common Stock on any day that the NYSE American Stock Exchange was open for business.   Pursuant to the 10b5-1 Plan, purchases of Common Stock could be made in public and private transactions and had to comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan was designed to comply with Rule 10b5-1 under the Exchange Act.

Pursuant to the 10b5-1 Plans,  the Company repurchased 7,890 shares in the open market for a total purchase price of $65 during the three months ended March 31, 2019 and 7,270 shares for a total purchase price of $71 for the three months ended March 31, 2018.  The Company currently has no 10b5-1 plan in place.

18. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.

As of March 31, 2019, JVB’s adjusted net capital was $51,111, which exceeded the minimum requirements by $50,782.

CCFL, a subsidiary of the Company regulated by the FCA, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services

Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of March 31, 2019, the total minimum required net liquid capital was $869, and net liquid capital in CCFL was $919, which exceeded the minimum requirements by $50 and was in compliance with the net liquid capital provisions.

19. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended March 31,
	2019	2018
Net income / (loss) attributable to Cohen & Company Inc.	$(1,202)	$(1,474)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	(622)	(677)
Add / (deduct): Adjustment (2)	53	7
Net income / (loss) on a fully converted basis	$(1,771)	$(2,144)

Weighted average common shares outstanding - Basic	1,133,166	1,172,476
Unrestricted Operating LLC membership units exchangeable into Cohen & Company shares (1)	532,409	532,409
Restricted units or shares	-	-
Weighted average common shares outstanding - Diluted (3)	1,665,575	1,704,885

Net income / (loss) per common share - Basic	$(1.06)	$(1.26)

Net income / (loss) per common share - Diluted	$(1.06)	$(1.26)

(1)

The Operating LLC membership units not held by Cohen & Company Inc. (that is, those held by the non-controlling interest for the three months ended March 31, 2019 and 2018) may be redeemed and exchanged into shares of the Company on a ten-for-one basis. The Operating LLC membership units not held by Cohen & Company Inc. are redeemable, at the member’s option at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the member’s redemption notice, or (ii) at the Company’s option, one tenth of a share of the Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Common Stock. These units are not included in the computation of basic earnings per share.  These units enter into the computation of diluted net income (loss) per common share when the effect is not anti-dilutive using the if-converted method.

(2)

An adjustment is included because the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable,  if the Operating LLC membership units had been converted at the beginning of the period,.

(3)

For the three months ended March 31, 2019, weighted average common shares outstanding excludes (i) 59,182 shares representing restricted Common Stock and restricted Operating LLC membership units, which when vested can be converted into Common Stock, (ii)  565,469 shares from the assumed conversion of the 2013 Convertible Notes, and (iii)  1,034,483 shares from the assumed conversion of the 2017 Convertible Note because the inclusion of such shares would be anti-dilutive.   For the three months ended March 31, 2018, weighted average common shares outstanding excludes (i) 26,691 shares representing restricted Common Stock, (ii)  274,917 shares from the assumed conversion of the 2013 Convertible Notes, and (iii)  1,034,483 shares from the assumed conversion of the 2017 Convertible Note because the inclusion of such shares would be anti-dilutive.

20. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

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

21. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information was prepared using the following methodologies and generally represents the information that is relied upon by management in its decision making processes:

(a) Revenues and expenses directly associated with each business segment are included in determining net income (loss) by segment, and

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

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended March 31, 2019

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$8,729	$-	$-	$8,729	$-	$8,729
Asset management	-	2,002	-	2,002	-	2,002
New issue and advisory	-	-	-	-	-	-
Principal transactions and other income	1	97	316	414	-	414
Total revenues	8,730	2,099	316	11,145	-	11,145
Total operating expenses	7,458	1,815	100	9,373	1,835	11,208
Operating income (loss)	1,272	284	216	1,772	(1,835)	(63)
Interest income (expense)	76	(63)	-	13	(1,872)	(1,859)
Income (loss) from equity method affiliates	-	-	(8)	(8)	-	(8)
Income (loss) before income taxes	1,348	221	208	1,777	(3,707)	(1,930)
Income tax expense (benefit)	-	-	-	-	(106)	(106)
Net income (loss)	1,348	221	208	1,777	(3,601)	(1,824)

Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(622)	(622)
Net income (loss) attributable to Cohen & Company Inc.	$1,348	$221	$208	$1,777	$(2,979)	$(1,202)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$5	$1	$-	$6	$75	$81

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended March 31, 2018

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$6,191	$-	$-	$6,191	$-	$6,191
Asset management	-	1,804	-	1,804	-	1,804
New issue and advisory	696	-	-	696	-	696
Principal transactions and other income	-	204	443	647	-	647
Total revenues	6,887	2,008	443	9,338	-	9,338
Total operating expenses	6,651	1,393	96	8,140	1,558	9,698
Operating income (loss)	236	615	347	1,198	(1,558)	(360)
Interest expense	-	-	-	-	(1,819)	(1,819)
Income / (loss) from equity method affiliates	-	-	-	-	-	-
Income (loss) before income taxes	236	615	347	1,198	(3,377)	(2,179)
Income tax expense (benefit)	-	-	-	-	(28)	(28)
Net income (loss)	236	615	347	1,198	(3,349)	(2,151)

Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(677)	(677)
Net income (loss) attributable to Cohen & Company Inc.	$236	$615	$347	$1,198	$(2,672)	$(1,474)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$16	$1	$-	$17	$44	$61

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

BALANCE SHEET DATA
As of March 31, 2019
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$4,922,973	$2,106	$13,233	$4,938,312	$13,015	$4,951,327

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
December 31, 2018
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$5,633,806	$2,309	$13,768	$5,649,883	$4,569	$5,654,452

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended March 31,
	2019	2018
Total Revenues:
United States	$10,087	$7,902
United Kingdom & Other	1,058	1,436
Total	$11,145	$9,338

Long-lived assets attributable to an individual country, other than the United States, are not material.

22. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $2,070 and $1,635 for the three months ended March 31, 2019 and 2018, respectively.

The Company paid income taxes of $4 and $0 for the three months ended March 31, 2019 and 2018, respectively. The Company received income tax refunds of $48 and $0 for the three months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered units of the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $133, a net decrease of $14 in AOCI, and an decrease of $119 in non-controlling interest.  See note 17.

•	The Company recognized an accrual of $335 in accounts payable and other accrued liabilities for dividends and distributions declared on March 6, 2019, which were paid after March 31, 2019.
•

On January 1, 2019, the Company recorded a right of use asset of $8,416 and a right of use liability of $8,860,  a reduction in retained earnings from cumulative effect of adoption of $20, an increase in other receivables of $18, and a reduction in other liabilities of $406, resulting from the adoption of ASU 2016-02. See note 3.

For the three months ended March 31, 2018, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company surrendered units of the Operating LLC pursuant to the UIS Agreement and in connection with the redemption of vested Operating LLC units by Cohen & Company Inc.  The Company recognized a net increase in additional paid-in capital of $84, a net decrease of $7 in AOCI, and a decrease of $77 in non-controlling interest.  See note 17.

•	The Company recognized an accrual of $342 in accounts payable and other accrued liabilities for dividends and distributions declared on March 6, 2018, which were paid after March 31, 2018.

23. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the three months ended March 31, 2019 and 2018. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. The Bancorp, Inc. (“TBBK”)

TBBK is identified as a related party because Daniel G. Cohen is chairman of TBBK.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of March 31, 2019 and December 31, 2018, the Company had no repurchase agreements with TBBK as the counterparty. The Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amounts of $0 and $414 for the three months ended March 31, 2019 and 2018, respectively, which were included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

B. Cohen Bros. Financial, LLC (“CBF”) and EBC 2013 Family Trust (“EBC”)

CBF has been identified as a related party because (i) CBF is a non-controlling interest holder of the Company and (ii) CBF is wholly owned by Daniel G. Cohen.

EBC has been identified as a related party because Daniel G. Cohen is a trustee of EBC and has sole voting power with respect to all shares of the Company held by EBC.

In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company.  The Company issued $2,400 in principal amount of the 2013 Convertible Notes and $1,600 of Common Stock to EBC.  See note 18 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at the end of this section.    Also, see note 16 for a description of amendments entered into related to the 2013 Convertible Notes on September 25, 2018.

On September 29, 2017, CBF also invested $8,000 of the $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Family Fintech Trust / CBF.  See note 15. The Company incurred interest expense on this instrument, which is disclosed as part of interest expense incurred in the table at the end of this section.  See notes 15 and 16.

C. The Edward E. Cohen IRA

On August 28, 2015, $4,386 in principal amount of the 2013 Convertible Notes originally issued to Mead Park Capital in September 2013 was purchased by the Edward E. Cohen IRA of which Edward E. Cohen is the benefactor.  Edward E. Cohen is the father of Daniel G. Cohen.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tables at the end of this section. See note 18 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  Also, see note 16 for a description of amendments entered into related to the 2013 Convertible Notes on September 25, 2018.

D. JKD Investor

The JKD Investor is an entity owned by Jack J. DiMaio, the vice chairman of the board of directors and vice chairman of the Operating LLC’s board of managers, and his spouse.  On October 3, 2016, JKD Investor invested $6,000 in the Operating LLC.

Additional investments were made in January 2017 and in January 2019 in the amounts of $1,000 and $1,268, respectively.   See note 15. The interest expense incurred on this investment is disclosed in the table at the end of this section.

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

On September 29, 2017, the DGC Family Fintech Trust also invested $2,000 of the $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Family Fintech Trust / CBF.  See note 15.  See note 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K. Interest incurred on this instrument is disclosed in the tables at the end of this section.

F. Fin Tech Acquisition Corp. III / Fin Tech Acquisition Corp. II

In July 2017, the Operating LLC entered into an agreement with FinTech Acquisition Corp. II whereby the Company would provide certain accounting and administrative services.  FinTech Acquisition Corp. II was considered a related party until July 2018 because Daniel G. Cohen was the chief executive and Betsy Cohen, Daniel G. Cohen’s mother, was the chairman of the board of directors of FinTech Acquisition Corp. II during that time period.  Income earned on this arrangement is disclosed in the tables below.  The agreement terminated in July 2018.

In December 2018, the Operating LLC entered into an agreement with Fin Tech Acquisition Corp. III whereby the Company will provide certain accounting and administrative services.  Fin Tech Acquisition Corp. III is considered a related party because Daniel G. Cohen is the chief executive officer of FinTech Acquisition III and Betsy Cohen is the chairman of the board of directors of Fintech Acquisition Corp. III.  Income earned on this arrangement is disclosed in the tables below.

G. FinTech Investor Holdings II, LLC

In July 2018, the Operating LLC acquired publicly traded shares of Fintech Acquisition Corp. II from an unrelated third party for a total purchase price of $2,513.  In connection with this purchase, the Operating LLC agreed with Fintech Investor Holdings II, LLC to not redeem these shares in advance of the merger between Fintech Acquisition Corp. II and Intermex Holdings II, LLC.  FinTech Investor Holdings II, LLC is considered a related party because Daniel G. Cohen is the manager of the entity.  In exchange for this agreement to not redeem these shares prior to the merger, as well as the outlay of capital to purchase the publicly traded shares of Fintech Acquisition Corp. II, the Operating LLC received unregistered, restricted shares of common stock of Fintech Acquisition Corp. II from Fintech Investor Holdings II, LLC.  In connection with the merger, Fintech Acquisition Corp. II changed its name to International Money Express, Inc.  The Company recognized net gains (losses) in principal transactions and other income of $(22) and $0 in connection with the receipt of these shares for the three months ended March 31, 2019 and 2018, respectively.

H.  Duane Morris, LLP (“Duane Morris”)

Duane Morris is an international law firm and serves as legal counsel to the Company.  Duane Morris is considered a related party because a partner at Duane Morris is a member of the same household as a director of the Company.  Expense incurred by the Company for services provided by Duane Morris are included within professional fees and other operating expense in the consolidated income statement and are disclosed in the table below.

I. Investment Vehicle and Other

EuroDekania

EuroDekania is considered a related party because it is an equity method investment of the Company.   The Company has an investment in and a management contract with EuroDekania.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management in the tables below.  As of March 31, 2019, the Company owned 31% of the equity of EuroDekania.

SPAC Fund

The SPAC Fund is considered a related party because it is an equity method investment of the Company.   The Company has an investment in and a management contract with the SPAC Fund.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management in the tables below.  As of March 31, 2019, the Company owned 3.9% of the equity of the SPAC Fund.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management and are shown in the tables below.  As of March 31, 2019,  the Company owned 4.5% of the equity of the US Insurance JV.

Insurance SPAC

The Insurance SPAC is a related party as it is an equity method investment of the Sponsor Entities, which are consolidated by the Company.  As of March 31, 2019, the Sponsor Entities owned 26.8% of the equity in Insurance SPAC. Income earned, or loss incurred on equity method investments is included in the tables below.  The Operating LLC and the Insurance SPAC entered into an administrative services agreement, dated March 19, 2019, pursuant to which the Operating LLC and the Insurance SPAC agreed that, commencing on the date that the Insurance SPAC’s securities were first listed on the Nasdaq Capital Market through the earlier of the Insurance SPAC’s consummation of a Business Combination and its liquidation, the Insurance SPAC will pay the Operating LLC $10 per month for certain office space, utilities, secretarial support, and administrative services.  Revenue earned by the Company from the administrative services agreement is included as part of principal transactions and other income in the tables below.  The Company agreed to lend the Insurance SPAC $750 for operating and acquisition related expenses.  No amounts have been lent to date under this facility.  See note 4.

The following tables display the routine transactions recognized in the statements of operations from the identified related parties that are described above.

RELATED PARTY TRANSACTIONS
Three Months Ended March 31, 2019
(Dollars in Thousands)

	Net trading	Asset management	Principal transactions and other income	Income (loss) from equity method affiliates	Professional fee and other operating	Interest expense(income) incurred
CBF	$-	$-	$-	$-	$-	$119
DGC Family Fintech Trust	-	-	-	-	-	390
Duane Morris	-	-	-	-	101	-
EBC	-	-	-	-	-	47
Edward E. Cohen IRA	-	-	-	-	-	87
EuroDekania	-	86	291	-	-	-
Fintech Acquisition Corp. III	-	-	3	-	-	-
Insurance SPAC	-	-	4	(8)	-	-
JKD Investor	-	-	-	-	-	278
SPAC Fund	-	31	24	-	-	-
TBBK	2	-	-	-	-	-
U.S. Insurance JV	-	80	39	-	-	-
	$2	$197	$361	$(8)	$101	$921

RELATED PARTY TRANSACTIONS
Three Months Ended March 31, 2018
(Dollars in Thousands)

	Net trading	Asset management	Principal transactions and other income	Income (loss) from equity method affiliates	Professional fee and other operating	Interest expense(income) incurred
CBF	$-	$-	$-	$-	$-	$88
DGC Family Fintech Trust	-	-	-	-	-	376
Duane Morris	-	-	-	-	208	-
EBC	-	-	-	-	-	59
Edward E. Cohen IRA	-	-	-	-	-	108
EuroDekania	-	33	-	-	-	-
Fintech Acquisition Corp. II	-	-	2	-	-	-
JKD Investor	-	-	-	-	-	331
TBBK	11	-	-	-	-	-
	$11	$33	$2	$-	$208	$962

The following related party transactions are non-routine and are not included in the tables above.

J.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $91 and $61 for the three months ended March 31, 2019 and 2018, respectively.

The Company has a sublease agreement for certain office space with Bezuco Capital, LLC.  Bezuco Capital, LLC is a related party because Betsy Cohen, the mother of Daniel G. Cohen, is affiliated with Bezuco Capital, LLC.  The Company received payments under this agreement.  The payments are recorded as a reduction in rent expenses.  This sublease agreement commenced on August 1, 2018.  It has an annual term that auto-renews if not cancelled earlier.  It can be cancelled by either party upon 90 days’ notice.  The Company recorded a reduction in rent expense in the amount of $6 and $0 for the three months ending March 31, 2019 and 2018, respectively.

The Company leases office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio, Jr., the vice chairman of the Company’s board of directors.  The Company recorded $24 and $24 of rent expense for the three months ended March 31, 2019 and 2018, respectively.

24. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties as of each date shown. These amounts may result from normal operating advances, employee advances, or from timing differences between the transactions disclosed in note 23 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	March 31, 2019	December 31, 2018
Employees & other	$625	$793
Due from related parties	$625	$793

 ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Cohen & Company Inc. and its majority owned subsidiaries (collectively, “we,” “us,” “our,” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

•

Capital Markets: Our Capital Markets business segment consists primarily of fixed income sales, trading, matched book repo financing, new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs and other forward agency MBS contracts, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We carry out our capital markets activities primarily through our subsidiaries: JVB in the United States and CCFL in Europe.

•

Asset Management: Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of March 31, 2019, we had approximately $2.78 billion in assets under management (“AUM”) of which 83.1% was in CDOs. A substantial portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles which were more recently formed.

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

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of March 31, 2019,  83.1% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

Recent Events

ViaNova

In 2018, we formed a new subsidiary, ViaNova, for the purpose of building a RTL business.  RTLs are small balance commercial loans secured by first lien mortgages used by professional investors and real estate developers to finance the purchase and rehabilitation of residential properties.  ViaNova’s business plan includes buying, aggregating, and distributing these loans to produce superior risk-adjusted returns through the pursuit of opportunities overlooked by commercial banks.  To that end, we have hired two professionals and entered into a line of credit with LegacyTexas Bank.  See notes 4 and 15 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

U.S. Insurance JV

On May 16, 2018, we committed to invest up to $3,000 in a newly formed joint venture (the “U.S. Insurance JV”) with an outside investor who committed to invest approximately $63,000 of equity in the U.S. Insurance JV.  The U.S. Insurance JV was formed for the purposes of investing in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies and is managed by Dekania Capital Management, LLC, a registered investment advisor subsidiary of the Company (“DCM”). We are required to invest 4.5% of the total equity of the U.S. Insurance JV with an absolute limit of $3,000. The U.S. Insurance JV may use leverage to grow its assets. As of March 31, 2019, we had invested $1,900.

The insurance company debt that will be acquired by the U.S. Insurance JV may be originated by JVB and there may be origination fees earned in connection with such transactions. We will also earn management fees as manager of the U.S. Insurance JV.  We are entitled to a quarterly base management fee, an annual incentive fee (if certain return hurdles are met), and an additional incentive fee upon the liquidation of the portfolio (if certain return hurdles are met).  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

SPAC Fund

On August 6, 2018, we invested in and became the general partner of a newly formed partnership, the SPAC Fund, for the purposes of investing in the equity securities of SPACs.  Cohen & Company Financial Management, LLLC, a registered investment advisor subsidiary of the Company (“CCFM”), is the manager of the SPAC Fund.  As of March 31, 2019, we had invested $600 in the SPAC Fund. We are entitled to a quarterly base management fee based on a percentage of the net asset value of the SPAC Fund and an annual incentive allocation based on the actual returns earned by the SPAC Fund.  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Amendments to 2013 Convertible Notes

The original maturity date of the 2013 Convertible Notes was September 25, 2018.  Immediately prior to maturity, the 2013 Convertible Notes were held by three parties.  On September 25, 2018, we fully paid off one holder in the amount of $1,461.  We entered into amendments with the holders of the remaining $6,786 aggregate principal amount of the 2013 Convertible Notes: the Edward E. Cohen IRA and the EBC 2013 Family Trust.  Edward E. Cohen is the benefactor of the Edward E. Cohen IRA and is the father of Daniel G. Cohen, the president and chief executive of our European operations and chairman of our board of directors.  Daniel G. Cohen is a trustee of the EBC 2013 Family Trust.  Pursuant to the amendments, (i) the maturity date of each of the 2013 Convertible Notes was extended from September 25, 2018 to September 25, 2019 and (ii) the conversion price under each of the 2013 Convertible Notes was reduced from $30.00 per share of Common Stock to $12.00 per share of Common Stock. See note 16 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Insurance Acquisition Corporation (the “Insurance SPAC”)

We are the sponsor of the Insurance SPAC, a blank check company that will seek to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (each a “Business Combination”).

On March 22, 2019, the Insurance SPAC completed the sale of 15,065,000 units (the “SPAC Units”) in its initial public offering (the “IPO”). Each Unit consists of one share of the SPAC’s Class A common stock, par value $0.0001 per share (“SPAC Common Stock”), and one-half of one warrant (each, a “SPAC Warrant”), where each whole SPAC Warrant entitles the holder to purchase one share of Common Stock for $11.50 per share. The SPAC Units were sold in the IPO at an offering price of $10.00 per SPAC Unit, for gross proceeds of $150,650 (before underwriting discounts and commissions and offering expenses).  Pursuant to the underwriting agreement in the IPO, the Insurance SPAC granted the underwriters in the IPO (the “Underwriters”) a 45-day option to purchase up to 1,965,000 additional SPAC Units solely to cover over-allotments, if any (the “Over-Allotment Option”); and on March 21, 2019, the Underwriters exercised the Over-Allotment Option in full.  Immediately following the completion of the IPO, there were an aggregate of 20,653,333 shares of SPAC Common Stock issued and outstanding.

If the Insurance SPAC fails to consummate a Business Combination within the first 18 months following the IPO, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets.

We are the manager and a member of each of two entities: Insurance Acquisition Sponsor, LLC and Dioptra Advisors, LLC (together, the “Sponsor Entities”). The Sponsor Entities purchased 375,000 of the Insurance SPAC’s placement units in a private placement that occurred simultaneously with the IPO for an aggregate of $3,750, or $10.00 per placement unit.  Each placement unit consists of one share of SPAC Common Stock and one-half of one warrant (the “Placement Warrant”).  The placement units are identical to the SPAC Units sold in the IPO except (i) the shares of SPAC Common Stock issued as part of the placement units and the Placement Warrants will not be redeemable by the Insurance SPAC, (ii) the Placement Warrants may be exercised by the holders on a cashless basis, (iii) the shares of SPAC Common Stock issued as part of the placement units, together with the Placement Warrants, are entitled to certain registration rights, and (iv) for so long as they are held by the Underwriter, the placement units will not be exercisable more than five years following the effective date of the registration statement filed by the Insurance SPAC in connection with the IPO. Subject to certain limited exceptions, the placement units (including the underlying Placement Warrants and SPAC

Common Stock and the shares of SPAC Common Stock issuable upon exercise of the Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination.

The Sponsor Entities raised $2,550 from third party investors and the remaining investment in the private placement was made by the Company.  The Company consolidates the Sponsor Entities and treats its investment in the Insurance SPAC as an equity method investment.  The $2,550 raised from third party investors is treated as non-controlling interest.  See notes 4, 11,  and 17 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

The proceeds from the placement units were added to the net proceeds from the IPO to be held in a trust account. If the Insurance SPAC does not complete a Business Combination within the first 18 months following the IPO, the proceeds from the sale of the placement units will be used to fund the redemption of the SPAC Common Stock sold as part of the Units in the IPO (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

The Sponsor Entities collectively hold 5,103,333 founder shares of the Insurance SPAC.  Subject to certain limited exceptions, placement units held by the Sponsor Entities will not be transferable or salable until 30 days following a Business Combination, and founder shares held by the Sponsor Entities will not be transferable or salable except (a) with respect to 20% of such shares, until consummation of a Business Combination, and (b) with respect to additional 20% tranches of such shares, when the closing price of the Common Stock exceeds $12.00, $13.50, $15.00, and $17.00, respectively, for 20 out of any 30 consecutive trading days following the consummation of a Business Combination, in each case subject to certain limited exceptions.

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

 Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2019 and 2018.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,		Favorable / (Unfavorable)
	2019	2018	$ Change	% Change
Revenues
Net trading	$8,729	$6,191	$2,538	41%
Asset management	2,002	1,804	198	11%
New issue and advisory	-	696	(696)	(100)%
Principal transactions and other income	414	647	(233)	(36)%
Total revenues	11,145	9,338	1,807	19%

Operating expenses
Compensation and benefits	6,364	5,194	(1,170)	(23)%
Business development, occupancy, equipment	811	867	56	6%
Subscriptions, clearing, and execution	2,273	1,834	(439)	(24)%
Professional fee and other operating	1,679	1,742	63	4%
Depreciation and amortization	81	61	(20)	(33)%
Total operating expenses	11,208	9,698	(1,510)	(16)%

Operating income / (loss)	(63)	(360)	297	83%

Non-operating income / (expense)

Interest expense	(1,859)	(1,819)	(40)	(2)%
Income / (loss) from equity method affiliates	(8)	-	(8)	NM
Income / (loss) before income taxes	(1,930)	(2,179)	249	11%
Income taxes	(106)	(28)	78	279%
Net income / (loss)	(1,824)	(2,151)	327	15%
Less: Net income (loss) attributable to the non-controlling interest	(622)	(677)	(55)	(8)%
Net income / (loss) attributable to Cohen & Company Inc.	$(1,202)	$(1,474)	$272	18%

Revenues

Revenues increased by $1,807, or 19%, to $11,145 for the three months ended March 31, 2019 from $9,338 for the three months ended March 31, 2018. As discussed in more detail below, the change was comprised of (i) an increase of $2,538 in net trading revenue; (ii) an increase of $198 in asset management revenue; (iii) a decrease of $696 in new issue and advisory revenue; and (iv) a decrease of $233 in principal transactions and other income.

Net Trading

Net trading revenue increased by $2,538, or 41%, to $8,729 for the three months ended March 31, 2019 from $6,191 for the three months ended March 31, 2018.     The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	Three Months Ended March 31,
	2019	2018	Change
Mortgage	$1,108	$1,295	$(187)
Matched book repo	1,294	1,110	184
High yield corporate	1,891	1,941	(50)
Investment grade corporate	255	161	94
SBA	500	298	202
Wholesale and other	3,681	1,386	2,295
Total	$8,729	$6,191	$2,538

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	As of March 31,		As of December 31,
	2019	2018	2018	2017
Company sponsored CDOs	$2,305,798	$3,035,609	$2,386,614	$3,117,372
Other Investment Vehicles (1)	469,511	390,480	465,665	374,510
Assets under management (2)	$2,775,309	$3,426,089	$2,852,279	$3,491,882

(1)	Other Investment Vehicles represent all AUM that are not company sponsored CDOs.
(2)

In some cases, accounts we manage employ leverage.  Our fees are based on either gross assets or net assets.  AUM included herein is calculated using either the gross or net assets of each managed account or CDO based on whichever serves as the basis for our management fees.

(3)

Asset management fees increased by $198, or 11%, to $2,002 for the three months ended March 31, 2019 from $1,804 for the three months ended March 31, 2018, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Three Months Ended March 31,
	2019	2018	Change
CDOs	$950	$1,287	$(337)
Other	1,052	517	535
Total	$2,002	$1,804	$198

CDOs

A substantial portion of our asset management fees are earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations

Asset management fees from Company sponsored CDOs decreased by $337 to $950 for the three months ended March 31, 2019 from $1,287 for the three months ended March 31, 2018. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	Three Months Ended March 31,
	2019	2018	Change
TruPS and insurance company debt - U.S.	$797	$925	$(128)
TruPS and insurance company debt - Europe	109	251	(142)
Broadly syndicated loans - Europe	44	111	(67)
Total	$950	$1,287	$(337)

Asset management fees for TruPS and insurance company debt – U.S. declined.  In October 2018, the Alesco II CDO had a successful auction of its assets and liquidated.  During the three months ended March 31, 2018, the Company recorded management fee revenue of $72 associated with the Alesco II CDO.  The remaining reduction in asset management fees for TruPS and insurance company debt – U.S. was a result of average AUM declining due to principal repayments on the assets in these securitizations

Asset management fees for TruPS and insurance company debt – Europe declined.  In June 2018, the Dekania Europe I CDO had a successful auction of its assets and liquidated.  During the three months ended March 31, 2018, the Company recorded management fee revenue of $79 associated with the Dekania Europe I CDO.  The remaining reduction in asset management fees for TruPS and insurance company debt – Europe was a result a decline in AUM due to principal repayments on the assets in these securitizations

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  Fees declined primarily due to a reduction in AUM due to principal payments received and defaults of the assets in the CLO as well as the effect of foreign exchange rates.

Other

Other asset management revenue increased by $535 to $1,052 for the three months ended March 31, 2019 from $517 for the three months ended March 31, 2018.   The increase was primarily due to an increase in AUM, including AUM from the U.S. Insurance JV and the SPAC Fund, as well as performance fees being earned on our managed accounts during the first quarter of 2019.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $696, or 100%, to $0 for the three months ended March 31, 2019 from $696 for the three months ended March 31, 2018.

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

In addition, we often incur certain costs related to new issue engagements.  These costs are included as a component of either subscriptions, clearing, and execution, or professional fees and other, and will generally be recognized in the same period that the related revenue is recognized.

Principal Transactions and Other Income

Principal transactions and other income decreased by $233, or 36%, to $414 for the three months ended March 31, 2019, as compared to $647 for the three months ended March 31, 2018.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Three Months Ended March 31,
	2019	2018	Change
EuroDekania	$292	$45	$247
Currency hedges	40	(19)	59
CLO investments	73	334	(261)
SPAC equity positions	(96)	88	(184)
U.S. Insurance JV	39	-	39
SPAC Fund	24	-	24
Other principal investments	(22)	-	(22)
Total principal transactions	350	448	(98)

Star Asia revenue share	-	83	(83)
IIFC revenue share	96	120	(24)
All other income / (loss)	(32)	(4)	(28)
Other income	64	199	(135)

Total principal transactions and other income	$414	$647	$(233)

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

The CLO investments represent investments in the most junior tranche of certain CLOs.  The average carrying value of our CLO investments for the three months ended March 31, 2019 was $2,738 as compared to $11,646 for the three months ended March 31, 2018.  These investments are carried at fair value.  See note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

SPAC equity positions represents unrestricted and restricted equity investments in publicly traded SPACs   See note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

The U.S. Insurance JV is an investment company and we carry our investment at the NAV of the fund.  Income recognized in each period is the result of changes in the underlying NAV of the fund as well as distributions received. See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

The SPAC Fund is an investment company and we carry our investment at the NAV of the fund.  Income recognized in each period is the result of changes in the underlying NAV of the SPAC Fund as well as distributions received. See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Income / (Loss)

Other income decreased by $135 to $64 for the three months ended March 31, 2019 from $199 for the three months ended March 31, 2018. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.

The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned in excess of certain thresholds.  These arrangements expire, or have expired, as follows:

•	The Star Asia revenue share arrangement terminated during the first half of 2018.
•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $2,281.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $1,510, or 16%, to $11,208 for the three months ended March 31, 2019 from $9,698 for the three months ended March 31, 2018. As discussed in more detail below, the change was comprised of (i) an increase of $1,170 in compensation and benefits; (ii) a decrease of $56 in business development, occupancy, and equipment; (iii) an increase of $439 in subscriptions, clearing, and execution; (iv) a decrease of $63 of professional fee and other operating; and (v) an increase of $20 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $1,170, or 23%, to $6,364 for the three months ended March 31, 2019 from $5,194 for the three months ended March 31, 2018.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Three Months Ended March 31,
	2019	2018	Change
Cash compensation and benefits	$6,192	$5,069	$1,123
Equity-based compensation	172	125	47
Total	$6,364	$5,194	$1,170

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $1,123 to $6,192 for the three months ended March 31, 2019 from $5,069 for the three months ended March 31, 2018. Our total headcount decreased from 92 at March 31, 2018 to 88 at March 31, 2019.  Cash compensation increased mostly due to an increase in incentive compensation related to the increases in net trading and asset management revenues.

Equity-based compensation increased by $47 to $172 for the three months ended March 31, 2019 from $125 for the three months ended March 31, 2018.  The increase was a result of the fact that there was a higher level of grants during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $56, or 6%, to $811 for the three months ended March 31, 2019 from $867 for the three months ended March 31, 2018.  The decrease was comprised of a decrease of $21 in business development and $35 in occupancy and equipment.  The reduction in occupancy and equipment was primarily the result of some one-time costs in the three months ended March 31, 2018 related to the move of our London office to smaller space, partially offset by increased occupancy costs incurred from the relocation of our New York office to larger office space.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $439, or 24%, to $2,273 for the three months ended March 31, 2019 from $1,834 for the three months ended March 31, 2018.  The increase was comprised of an increase in subscriptions of $83 and an increase in clearing and execution costs of $356.  Clearing and execution costs increased as the result of increased trading volumes.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses decreased by $63, or 4%, to $1,679 for the three months ended March 31, 2019 from $1,742 for the three months ended March 31, 2018. The decrease was comprised of other operating expenses of $83, partially offset by an increase in professional fees of $20.

Depreciation and Amortization

Depreciation and amortization increased by $20, or 33%, to $81 for the three months ended March 31, 2019 from $61 for the three months ended March 31, 2018.  The increase was primarily the result of new equipment depreciation related to our new New York office.

Non-Operating Income and Expense

Interest Expense

Interest expense increased by $40, or 2%, to $1,859 for the three months ended March 31, 2019 from $1,819 for the three months ended March 31, 2018.

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended March 31,
	2019	2018	Change
Junior subordinated notes	$880	$821	$59
2013 Convertible Notes	134	203	(69)
2017 Convertible Note	360	354	6
2018 MB LOC	92	-	92
LegacyTexas Credit Facility	4	-	4
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF	148	110	38
Redeemable Financial Instrument - JKD Capital Partners I LTD	278	331	(53)
Redeemable Financial Instrument - ViaNova Capital Group, LLC	(37)	-	(37)
	$1,859	$1,819	$40

See notes 15 and 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $78 to income tax expense / (benefit) of ($106) for the three months ended March 31, 2019 from ($28) for the three months ended March 31, 2018.  In the three months ended March 31, 2019, we estimated that we will incur a net operating loss in 2019 for U.S. income tax purposes.  Therefore, we expect to have additional net operating loss carryforwards available to offset a portion of our deferred tax liability in future years.  The reduction of the deferred tax liability is recorded as an income tax benefit.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended March 31, 2019 and 2018 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended March 31, 2019

			Total		Consolidated
	Wholly Owned	Majority Owned	Operating LLC	Cohen &	Cohen &
	Subsidiaries	Subsidiaries	Consolidated	Company Inc.	Company Inc.
Net income / (loss) before tax	$(1,922)	$(8)	$(1,930)	$-	$(1,930)
Income tax expense / (benefit)	8	-	8	(114)	(106)
Net income / (loss) after tax	(1,930)	(8)	(1,938)	114	(1,824)
Majority owned subsidiary non-controlling interest	-	(4)	(4)
Net income / (loss) attributable to the Operating LLC	(1,930)	(4)	(1,934)
Average effective Operating LLC non-controlling interest % (1)			31.89%
Operating LLC non-controlling interest			$(618)

(1)Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended March 31, 2018

			Total		Consolidated
	Wholly Owned	Majority Owned	Operating LLC	Cohen &	Cohen &
	Subsidiaries	Subsidiaries	Consolidated	Company Inc.	Company Inc.
Net income / (loss) before tax	$(2,179)	$-	$(2,179)	$-	$(2,179)
Income tax expense / (benefit)	(13)	-	(13)	(15)	(28)
Net income / (loss) after tax	(2,166)	-	(2,166)	15	(2,151)
Majority owned subsidiary non-controlling interest	-	-	-
Net income / (loss) attributable to the Operating LLC	(2,166)	-	(2,166)
Average effective Operating LLC non-controlling interest % (1)			31.26%
Operating LLC non-controlling interest			$(677)

(1)Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay debt borrowings, make interest payments on outstanding borrowings, fund investments, and support other general business purposes. In addition, our United States and United Kingdom broker-dealer subsidiaries are subject to certain regulatory requirements to maintain minimum levels of net capital. Historically, our primary sources of funds have been our operating activities and general corporate borrowings. In addition, our trading operations have generally been financed by the use of collateralized securities financing arrangements as well as margin loans.

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the Securities and Exchange Commission (“SEC”) and Financial Industry Regulatory Authority (“FINRA”) that require certain minimum levels of net capital to remain in this subsidiary as well as restrictions in place by the MB LOC. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through a distribution or a loan. CCFL is regulated by the Financial Conduct Authority (“FCA”) and must maintain certain minimum levels of capital. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

See Liquidity and Capital Resources – Contractual Obligations below.

During the third quarter of 2010, our board of directors initiated a dividend of $0.50 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, our board of directors declared a dividend of $0.20 per quarter, which was paid regularly through the second quarter of 2019.  Our board of directors can decide to increase, reduce, or eliminate dividends in the future.  The board of directors’ decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing our indebtedness.  There can be no assurances that such dividends will be maintained or increased and, if maintained or increased, will not subsequently be discontinued.

Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon payment of dividends to our stockholders.

On May 1, 2019, our board of directors declared a cash dividend of $0.20 per share, which will be paid on our Common Stock on June 5, 2019 to stockholders of record on May 22, 2019.  A pro rata distribution will be made to the other members of the Operating LLC upon the payment of the dividends to stockholders of the Company.

Since March 17, 2016, we have entered into two letter agreements (together, the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (the “Agent”).   The most recent letter agreement provided for the Agent to purchase up to an aggregate maximum of $2,000 of Common Stock and was in effect until March 19, 2019.  It expired on that date and we did not enter into a new letter agreement.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may have been made in public and private transactions and were required to comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan was designed to comply with Rule 10b5-1 under the Exchange Act.

During the three months ended March 31, 2019, we repurchased 7,890 shares in the open market under the 10b5-1 Plan for a total purchase price of $65.  During the three months ended March 31, 2018, we repurchased 7,270 shares in the open market under the 10b5-1 Plan for a total purchase price of $71.

All of the repurchases noted above were completed using cash on hand.

During the three months ended March 31, 2019, we raised $2,550 by issuing equity of the Sponsor Entities to third parties.  This was accounted for as non-controlling interest as we consolidate the Sponsor Entities.  See notes  4, 11, and 17 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.  Also, we raised $1,268 of proceeds from redeemable financial instruments.  See note 15 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

(5) To fund potential dividends and distributions. During the third quarter of 2010 and for each subsequent quarter through March 31, 2019, the board of directors has declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to our stockholders.

(6) To fund potential repurchases of Common Stock.  The Company has opportunistically repurchased Common Stock in private transactions as well through its 10b5-1 Plan.  See note 17 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

(7) To pay off debt as it matures. The Company has indebtedness that must be repaid as it matures. See note 16 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of March 31, 2019 and December 31, 2018, we maintained cash and cash equivalents of $9,283 and $14,106, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities	$(9,270)	$4,655
Cash flow from investing activities	888	(15,723)
Cash flow from financing activities	3,564	(186)
Effect of exchange rate on cash	(5)	77
Net cash flow	(4,823)	(11,177)
Cash and cash equivalents, beginning	14,106	22,933
Cash and cash equivalents, ending	$9,283	$11,756

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investments in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Three Months Ended March 31, 2019

As of March 31, 2019, our cash and cash equivalents were $9,283, representing a decrease of $4,823 from December 31, 2018. The decrease was attributable to cash used by operating activities of $9,270, cash provided by investing activities of $888, cash provided by financing activities of $3,564, and the decrease in cash caused by the change in exchange rates of $5.

The cash used by operating activities of $9,270 was comprised of (a) net cash inflows of $1,129 related to working capital fluctuations; (b) net cash outflows of  $8,596 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash outflows from other earnings items of $1,803 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, equity based compensation, depreciation and amortization, and amortization of discount on debt).

The cash provided by investing activities of $888 was comprised of (a) $5,091 of sales and returns of principal-other investments, at fair value; partially offset by (b) $3,775 of investment in equity method affiliate; (c) $408 of purchases of other investments, at fair value; and (d) $20 of purchase of furniture fixtures and equipment.

The cash provided by financing activities of $3,564 was comprised of (a) $1,268 of proceeds from a  redeemable financial instrument; (b) $2,550 in proceeds from issuance of non-controlling interests; partially offset by (c) $128 in cash used to net settle equity awards; (d) $61 in dividends paid; and (e) $65 in purchases and retirement of Common Stock.

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

The cash used by investing activities of $15,723 was comprised of (a) $16,765 used for the purchase of other investments, at fair value; (b) $39 used for the purchase of furniture, fixtures, and equipment; partially offset by (c) $1,081 of cash inflows from returns of principal of other investments, at fair value.

The cash used by financing activities of $186 was comprised of (a) $75 in cash used to net settle equity awards; (b) $71 for the purchase and retirement of Common Stock; and (c) $40 of dividends paid in connection with vesting of employee share awards.

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFL in the United Kingdom. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA. The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at March 31, 2019 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)
United States	$329
United Kingdom	869
Total	$1,198

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at March 31, 2019, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $52,030. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

Our clearing agencies provide securities financing arrangements including margin arrangements and securities borrowing and lending arrangements. These arrangements generally require us to transfer additional securities or cash to the clearing agency in the event the value of the securities then held by the clearing agency in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under such agreements.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the three months ended March 31, 2019 and the twelve months ended December 31, 2018 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Three Months Ended March 31, 2019	For the Twelve Months Ended December 31, 2018
Receivables under resale agreements
Period end	$4,510,389	$5,171,053
Monthly average	4,691,556	3,012,422
Maximum month end	4,959,803	5,171,053
Securities sold under agreements to repurchase
Period end	$4,560,713	$5,210,587
Monthly average	4,739,344	3,051,388
Maximum month end	4,990,727	5,210,587

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

The following table summarizes the Company’s long-term indebtedness and other financing outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	As of March 31, 2019	As of December 31, 2018	Interest Rate Terms	Interest (4)	Maturity
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	$15,000	$15,000	Fixed	8.00%	March 2022 (1)
8.00% convertible senior notes (the "2013 Convertible Notes")	6,786	6,786	Fixed	8.00%	September 2019 (2)
Less unamortized debt issuance costs	(910)	(974)
	20,876	20,812
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	6.75%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	6.95%	March 2035
Less unamortized discount	(25,343)	(25,401)
	22,782	22,724
MB Financial Bank, N.A. Credit Facility	-	-	Variable	N/A	April 2021

LegacyTexas Credit Facility	-	-	Variable	N/A	November 2019
Total	$43,658	$43,536

(1)

The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount at any time prior to maturity into units of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Company’s Common Stock on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.

(2)

The holders of the 2013 Convertible Notes may, subject to certain restrictions, convert all or any part of the outstanding principal amount at any time prior to maturity into shares of Common Stock at a conversion price of $12.00 per share, subject to customary anti-dilution adjustments.

(3)

The junior subordinated notes listed represent debt we owe to the two trusts noted above. The total par amount owed us to the trusts is $49,614.  However, we own the common stock of the trusts in a total par amount of $1,489.  We pay interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, we receive back from the trusts the pro rata share of interest and principal on the common stock held by us.  These trusts are VIEs and we do not consolidate them even though we hold the common stock.  We carry the common stock on our balance sheet at a value of $0. The junior subordinated notes are recorded at discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of March 31, 2019 on a combined basis is 16.75% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(4)	Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

As of March 31, 2019, we have the following sources of financing that we account for as redeemable financial instruments.  See note 15 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in thousands)

	As of March 31, 2019	As of December 31, 2018
JKD Capital Partners I LTD	$8,000	$6,732
DGC Family Fintech Trust / CBF	10,000	10,000
ViaNova Capital Group, LLC	679	716
Total	$18,679	$17,448

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 14 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of March 31, 2019.

Contractual Obligations

The table below summarizes our significant contractual obligations as of March 31, 2019 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 2013 Convertible Notes and 2017 Convertible Note are not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements.

CONTRACTUAL OBLIGATIONS
March 31, 2019
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$10,427	$1,469	$2,236	$1,891	$4,831
Maturity of 2013 Convertible Notes (1)	6,786	6,786	-	-	-
Interest on 2013 Convertible Notes (1)	397	397	-	-	-
Maturity of 2017 Convertible Note (1)	15,000	-	15,000	-	-
Interest on 2017 Convertible Note (1)	3,830	1,200	2,630	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	56,856	3,247	6,494	6,494	40,621
Redeemable Financial Instrument - JKD Capital Partners 1 (3)	8,000	8,000	-	-	-
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF (3)	10,000	-	10,000	-	-
Redeemable Financial Instrument - ViaNova (3)	679	679	-	-	-
Minimum variable payment due on Redeemable Financial Instruments (4)	480	320	160	-	-
Other Operating Obligations (5)	4,237	1,988	1,514	735	-
	$164,817	$24,086	$38,034	$9,120	$93,577

(1)	Assumes the 2013 Convertible Notes and 2017 Convertible Note are not converted prior to maturity.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 6.75% (based on a 90-day LIBOR rate in effect as of March 31, 2019 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 6.74% (based on a 90-day LIBOR rate in effect as of March 31, 2019 plus 4.15%) was used to compute the contractual interest payment in each period noted.

(3)

Represents redemption value of the redeemable financial instruments as of the reporting period. None of the redeemable financial instruments has a fixed maturity date.  The periods shown above represent the first period the holders of these instruments has the ability to require redemption by us.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework –Changes to the Disclosure Requirements for Fair Value Measurement.  The ASU modifies the disclosure requirements in Topic 820, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty, and adding new disclosure requirements such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. Early adoption is permitted.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended March 31, 2019, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842).  Effective January 1, 2019, we recorded the following: (a) a right of use asset of $8,416; (b) a lease commitment liability of $8,860; (c) a reduction in retained earnings from cumulative effect of adoption of $20, (d) an increase in other receivables of $18, and (e) a reduction in other liabilities of $406.  See notes 3 and 12 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of March 31, 2019, we would incur a loss of $3,340 if the yield curve rises 100 bps across all maturities and a gain of $3,332 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment that is denominated in Euros.  The fair value of this investment is subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of March 31, 2019, our equity price sensitivity was $633 and our foreign exchange currency sensitivity was $42.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of March 31, 2019, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $3,233 as of March 31, 2019.

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

How we manage these risks

Market Risk

We seek to manage our market risk by utilizing our underwriting and credit analysis processes that are performed in advance of acquiring any investment. In addition, we continually monitor our investments-trading and our trading securities sold, not yet purchased on a daily basis and our other investments on a monthly basis. We perform an in-depth monthly analysis on all our investments and our risk committee meets on a monthly basis to review specific issues within our portfolio and to make recommendations for dealing with these issues. In addition, each of our broker-dealers has an assigned chief risk officer that reviews each firm’s positions and trading activities on a daily basis.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2019. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at March 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Incorporated by reference to the headings titled “Legal and Regulatory Proceedings” in note 20 to the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2018.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
January 1, 2019 to January 31, 2019	3,560	$8.60	3,560	$37,739
February 1, 2019 to February 28, 2019	2,770	$8.04	2,770	$37,717
March 1, 2019 to March 31, 2019	1,560	$7.85	1,560	$37,705
Total	7,890		7,890

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for Three Months Ended March 31, 2018 and 2018, (iii) the Consolidated Statement of Changes in Equity for the Three Months Ended March 31, 2019, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018, and (v) Notes to Consolidated Financial Statements.**

*

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

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN

Lester R. Brafman
Date: May 6, 2019		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.

Joseph W. Pooler, Jr.
Date: May 6, 2019		Executive Vice President, Chief Financial Officer, and Treasurer