Form 10-Q
period 2019-06-30
Cohen & Co Inc.
filed 2019-08-05
CIK 1270436

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	COHN	The NYSE American Stock Exchange

As of July 31, 2019 there were 1,217,624 shares of common stock ($0.01 par value per share) of Cohen & Company Inc. outstanding.

Cohen & Company Inc.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2019

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

“JVB Holdings” refers to JVB Financial Holdings, L.P.; “JVB” refers to J.V.B. Financial Group, LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom (the “FCA”); “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a subsidiary regulated by the Central Bank of Ireland ( the “CBI”) and “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

“Securities Act”  refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(

	June 30, 2019
	(unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$13,077	$14,106
Receivables from brokers, dealers, and clearing agencies	123,865	129,812
Due from related parties	495	793
Other receivables	7,271	12,072
Investments-trading	237,950	301,235
Other investments, at fair value	7,402	13,768
Receivables under resale agreements	6,054,821	7,632,230
Investment in equity method affiliates	3,519	-
Goodwill	7,992	7,992
Right-of-use asset - operating leases	7,773	-
Other assets	4,916	3,621
Total assets	$6,469,081	$8,115,629

Liabilities
Payables to brokers, dealers, and clearing agencies	$126,433	$201,598
Accounts payable and other liabilities	12,663	11,452
Accrued compensation	2,755	5,254
Trading securities sold, not yet purchased	107,636	120,122
Securities sold under agreements to repurchase	6,104,767	7,671,764
Deferred income taxes	1,270	2,017
Lease liability - operating leases	8,338	-
Redeemable financial instruments	18,638	17,448
Debt	45,002	43,536
Total liabilities	6,427,502	8,073,191

Commitments and contingencies (See note 20)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding (see note 17)	5	5
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,217,624 and 1,204,196 shares issued and outstanding, respectively, including 73,715 and 93,479 unvested or restricted share awards, respectively	12	12
Additional paid-in capital	68,819	68,591
Accumulated other comprehensive loss	(904)	(908)
Accumulated deficit	(34,077)	(31,926)
Total stockholders' equity	33,855	35,774
Non-controlling interest	7,724	6,664
Total equity	41,579	42,438
Total liabilities and equity	$6,469,081	$8,115,629

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Net trading	$8,670	$7,186	$17,394	$13,377
Asset management	1,745	3,205	3,747	5,009
New issue and advisory	-	177	-	873
Principal transactions and other income	754	1,622	1,168	2,269
Total revenues	11,169	12,190	22,309	21,528

Operating expenses		.
Compensation and benefits	6,432	6,589	12,796	11,783
Business development, occupancy, equipment	895	644	1,706	1,511
Subscriptions, clearing, and execution	2,056	2,151	4,329	3,985
Professional fee and other operating	1,190	1,379	2,869	3,121
Depreciation and amortization	78	52	159	113
Total operating expenses	10,651	10,815	21,859	20,513

Operating income (loss)	518	1,375	450	1,015

Non-operating income (expense)
Interest expense, net	(1,939)	(2,201)	(3,793)	(4,020)
Income (loss) from equity method affiliates	(248)	-	(256)	-
Income (loss) before income tax expense (benefit)	(1,669)	(826)	(3,599)	(3,005)
Income tax expense (benefit)	(641)	(636)	(747)	(664)
Net income (loss)	(1,028)	(190)	(2,852)	(2,341)
Less: Net income (loss) attributable to the non-controlling interest	(618)	(270)	(1,240)	(947)
Net income (loss) attributable to Cohen & Company Inc.	$(410)	$80	$(1,612)	$(1,394)
Income (loss) per share data (see note 19)
Income (loss) per common share-basic:
Basic income (loss) per common share	$(0.36)	$0.07	$(1.42)	$(1.19)
Weighted average shares outstanding-basic	1,143,909	1,172,919	1,138,538	1,172,698
Income (loss) per common share-diluted:
Diluted income (loss) per common share	$(0.36)	$0.07	$(1.42)	$(1.19)
Weighted average shares outstanding-diluted	1,676,318	1,719,671	1,670,947	1,705,107

Dividends declared per common share	$0.20	$0.20	$0.40	$0.40

Comprehensive income (loss)
Net income (loss)	$(1,028)	$(190)	$(2,852)	$(2,341)
Other comprehensive income (loss) item:
Foreign currency translation adjustments, net of tax of $0	16	(154)	25	(47)
Other comprehensive income (loss), net of tax of $0	16	(154)	25	(47)
Comprehensive income (loss)	(1,012)	(344)	(2,827)	(2,388)
Less: comprehensive income (loss) attributable to the non-controlling interest	(614)	(318)	(1,233)	(962)
Comprehensive income (loss) attributable to Cohen & Company Inc.	$(398)	$(26)	$(1,594)	$(1,426)

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Six Months Ended June 30, 2019
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2018	$5	$12	$68,591	$(31,926)	$(908)	$35,774	$6,664	$42,438
Net loss	-	-	-	(1,202)	-	(1,202)	(622)	(1,824)
Other comprehensive income	-	-	-	-	6	6	3	9
Cumulative effect adjustment - adoption of ASU 2016-02	-	-	-	(20)	-	(20)	-	(20)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	133	-	(14)	119	(119)	-
Equity-based compensation and vesting of shares	-	-	117	-	-	117	55	172
Shares withheld for employee taxes	-	-	(87)	-	-	(87)	(41)	(128)
Purchase and retirement of Common Stock	-	-	(65)	-	-	(65)	-	(65)
Investment in non-controlling interest	-	-	-	-	-	-	2,550	2,550
Dividends/Distributions	-	-	-	(290)	-	(290)	(106)	(396)
March 31, 2019	$5	$12	$68,689	$(33,438)	$(916)	$34,352	$8,384	$42,736
Net loss	-	-	-	(410)	-	(410)	(618)	(1,028)
Other comprehensive income	-	-	-	-	12	12	4	16
Equity-based compensation and vesting of shares	-	-	130	-	-	130	62	192
Dividends/Distributions	-	-	-	(229)	-	(229)	(108)	(337)
June 30, 2019	$5	$12	$68,819	$(34,077)	$(904)	$33,855	$7,724	$41,579

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Six Months Ended June 30, 2018
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
December 31, 2017	$5	$12	$69,202	$(28,497)	$(850)	$39,872	$8,284	$48,156
Net loss	-	-	-	(1,474)	-	(1,474)	(677)	(2,151)
Other comprehensive income	-	-	-	-	74	74	33	107
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	84	-	(7)	77	(77)	-
Equity-based compensation and vesting of shares	-	1	86	-	-	87	38	125
Shares withheld for employee taxes	-	-	(51)	-	-	(51)	(24)	(75)
Purchase and retirement of Common Stock	-	-	(71)	-	-	(71)	-	(71)
Dividends/Distributions	-	-	-	(276)	-	(276)	(106)	(382)
March 31, 2018	$5	$13	$69,250	$(30,247)	$(783)	$38,238	$7,471	$45,709
Net loss	-	-	-	80	-	80	(270)	(190)
Other comprehensive income	-	-	-	-	(106)	(106)	(48)	(154)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(101)	-	9	(92)	92	-
Equity-based compensation and vesting of shares	-	-	114	-	-	114	52	166
Purchase and retirement of Common Stock	-	(1)	(248)	-	-	(249)	-	(249)
Dividends/Distributions	-	-	-	(236)	-	(236)	(106)	(342)
June 30, 2018	$5	$12	$69,015	$(30,403)	$(880)	$37,749	$7,191	$44,940

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income (loss)	$(2,852)	$(2,341)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	363	291
Accretion of income on other investments, at fair value	(198)	(841)
Realized loss (gain) on other investments, at fair value	(567)	222
(Income) / loss from equity method affiliates	256	-
Change in unrealized (gain) loss on other investments, at fair value	(172)	(1,382)
Depreciation and amortization	159	113
Amortization of discount on debt	256	445
Deferred tax provision (benefit)	(747)	(689)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	4,819	(1,058)
(Increase) decrease in investments-trading	63,285	22,021
(Increase) decrease in other assets	(783)	(394)
(Increase) decrease in receivables under resale agreement	1,577,409	(1,872,528)
Change in receivables from / payables to related parties, net	298	81
Increase (decrease) in accrued compensation	(2,499)	(1,629)
Increase (decrease) in accounts payable and other liabilities	1,061	3,947
Increase (decrease) in trading securities sold, not yet purchased	(12,486)	(3,341)
Change in receivables from / payables to brokers, dealers, and clearing agencies	(69,218)	(32,367)
Increase (decrease) in securities sold under agreements to repurchase	(1,566,997)	1,901,758
Net cash provided by (used in) operating activities	(8,613)	12,308
Investing activities
Purchase of investments-other investments, at fair value	(705)	(18,885)
Sales and returns of principal-other investments, at fair value	8,008	2,329
Investment in equity method affiliate	(3,775)	-
Purchase of furniture, equipment, and leasehold improvements	(28)	(307)
Net cash provided by (used in) investing activities	3,500	(16,863)
Financing activities
Proceeds from draws on revolving credit facility	1,210
Proceeds from redeemable financial instruments	1,268	-
Payments for debt issuance costs	-	(525)
Cash used to net share settle equity awards	(128)	(75)
Purchase and retirement of Common Stock	(65)	(320)
Proceeds from non-controlling interest investment	2,550	-
Non-controlling interest distributions	(213)	(212)
Cohen & Company Inc. dividends	(519)	(512)
Net cash provided by (used in) financing activities	4,103	(1,644)
Effect of exchange rate on cash	(19)	(113)
Net increase (decrease) in cash and cash equivalents	(1,029)	(6,312)
Cash and cash equivalents, beginning of period	14,106	22,933
Cash and cash equivalents, end of period	$13,077	$16,621

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

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”) and on September 1, 2017 it was renamed again as Cohen & Company Inc. Effective January 1, 2010, the Company ceased to qualify as  a REIT.

The Company

The Company is a financial services company specializing in fixed income markets. As of June 30, 2019, the Company had $2.80 billion in assets under management (“AUM”) of which 82.7%, or $2.31 billion, was in collateralized debt obligations (“CDOs”). The remaining portion of AUM is from a diversified mix of Investment Vehicles (as defined herein).

In these financial statements, the “Company” refers to Cohen & Company Inc. and its subsidiaries on a consolidated basis. Cohen & Company, LLC or the “Operating LLC” refers to the main operating subsidiary of the Company.  “Cohen Brothers” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “Cohen & Company Inc.” is used, it is referring to the parent company itself. “JVB Holdings” refers to J.V.B. Financial Holdings, LLC; “JVB” refers to J.V.B. Financial Group LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom; “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a subsidiary regulated by the Central Bank of Ireland in Ireland; and “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

The Company’s business is organized into the following three business segments.

Capital Markets: The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, matched book repurchase agreement (“repo”) financing, new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, asset backed securities (“ABS”), mortgage backed securities (“MBS”), residential mortgage backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. The Company also offers execution and brokerage services for equity products. The Company operates its capital markets activities primarily through its subsidiaries: JVB in the United States,  and CCFL and CCFEL in Europe.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the six months ended June 30, 2019 and 2018 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2018.

Effective June 1, 2019, the Company changed its accounting policy regarding the netting of reverse repurchase agreement and repurchase agreement transactions and updated prior periods’ balances to be consistent with this new accounting policy.  This change resulted in an increase in the reverse repurchase agreement and repurchase agreement amounts included in the consolidated balance sheet as of December 31, 2018 of $2,461,177.  No other amounts previously presented were impacted by this change.  See note 10.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs, Premium Amortization on Purchased Callable Debt Securities (Sub-Topic 310-20).  The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  The Company’s adoption of the provisions of ASU 2017-08 effective January 1, 2019 did not have an effect on the Company’s consolidated financial statements..

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework –Changes to the Disclosure Requirements for Fair Value Measurement.  The ASU modifies the disclosure requirements in Topic 820, by removing certain disclosure requirements related to the valuation hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. Early adoption is permitted.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810):  Target Improvements to Related Party Guidance for Variable Interest Entities.  The ASU made targeted changes to the related party consolidation guidance. The new guidance changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity will need to consider indirect interests held through related parties under common control on a proportionate basis under the new guidance, rather than in their entirety, as has been the case under current guidance. The guidance is effective in annual periods beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Securities sold under agreements to repurchase: The liabilities for securities sold under agreements to repurchase are carried at their contracted repurchase price, have short-term maturities, and are repriced frequently or bear market interest rates and accordingly, these contracts are carried at amounts that approximate fair value. The estimated fair value measurements of securities sold under agreements to repurchase are based on observations of actual market activity and are generally classified within level 2 of the valuation hierarchy.

Redeemable financial instruments:  The liabilities for redeemable financial instruments are carried at their redemption value, which approximates fair value. The estimated fair value measurement of the redeemable financial instruments is classified within level 3 of the valuation hierarchy.

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of June 30, 2019, and December 31, 2018, the fair value of the Company’s debt was estimated to be $53,300 and $50,159, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the value hierarchy.

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

The Company has elected the fair value option in accordance with the provisions of FASB ASC 820, Fair Value Measurements (“FASB ASC 820”) to account for its investment in the U.S. Insurance JV.  The investment is included in other investments at fair value, on the consolidated balance sheets and gains and losses (both realized and unrealized) are recognized in the consolidated statement of operations as a component of principal transactions and other income.  Because the U.S. Insurance JV has the attributes of investment companies as described in FASB ASC 946-15-2, the Company will estimate the fair value of its investment using the net asset value (“NAV”) per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. See note 8.

SPAC Fund

On August 6, 2018, the Company invested in and became the general partner of a newly formed partnership (the “SPAC Fund”) for the purposes of investing in the equity interests of special purpose acquisition companies (“SPACs”).  The Company is the manager of the SPAC Fund.  The Company has invested $630 in the SPAC Fund. The Company is entitled to a quarterly base management fee based on a percentage of the NAV of the SPAC Fund and an annual incentive allocation based on the actual returns earned by the SPAC Fund.

The Company has elected the fair value option in accordance with the provisions of FASB ASC 820 to account for its investment in the SPAC Fund.  The investment is included in other investments at fair value, on the consolidated balance sheets and gains and losses (both realized and unrealized) are recognized in the statement of operations as a component of principal transactions and other revenue.  Because the SPAC Fund has the attributes of investment companies as described in FASB ASC 946-15-2, the Company will estimate the fair value of its investment using the NAV per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. See note 7.

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

On November 20, 2018, ViaNova entered into a Warehousing Credit and Security Agreement with LegacyTexas Bank (the “LegacyTexas Credit Facility” with an effective date of November 16, 2018. The LegacyTexas Credit Facility supports the buying, aggregating and distributing of residential loans performed by the business of ViaNova.   As of June 30, 2019, ViaNova had begun acquiring loans and borrowing funds under the LegacyTexas Credit Facility.  See Notes 5, 13, and 16.

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

The Sponsor Entities raised $2,550 from third party investors and the remaining investment in the private placement was made by the Company.  The Company consolidates the Sponsor Entities and treats its investment in the Insurance SPAC as an equity method investment.  The $2,550 raised from third party investors is treated as non-controlling interest.  See note 11.

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

CCFEL

In June 2018, in response to the uncertainty surrounding Brexit, the Company formed a new subsidiary, CCFEL (f/k/a Cohen & Company Financial (Ireland) Limited) in Ireland, for the purpose of seeking to become regulated to perform asset management and capital markets activities in Ireland and the European Union.  In April 2019, CCFEL received authorization from the CBI under the European Union (Markets in Financial Instruments) Regulations 2017 to provide investment services in respect of certain financial instruments including transferable securities, money-market instruments, units in collective investment undertakings and various option, futures, swaps, forward rate agreements and other derivative contracts (“Financial Instruments”).  The services for which CCFEL received authorization include the receipt and transmission of orders in relation to Financial Instruments, the execution of orders on behalf of clients, portfolio management, investment advice and investment research and financial analysis.  In addition, CCFEL applied for approval of a French branch which approval was granted by the CBI and the branch was authorized by the French regulators in April 2019.  Following authorization of the French Branch of CCFEL, various contracts originally entered into by CCFL were novated to the French Branch of CCFEL.  The novation of contracts was completed on July 1, 2019.

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net realized gains (losses) - trading inventory	$3,540	$3,569	$9,926	$7,794
Net unrealized gains (losses) - trading inventory	1,967	2,188	2,371	2,201
Net gains and losses	5,507	5,757	12,297	9,995

Interest income- trading inventory	2,060	873	3,674	2,229
Interest income - loans held for sale	33	-	47	-
Interest income-receivables under resale agreements	46,335	15,401	83,819	25,648
Interest income	48,428	16,274	87,540	27,877

Interest expense-securities sold under agreements to repurchase	(44,120)	(14,484)	(80,502)	(23,687)
Interest expense-LegacyTexas Credit Facility	(26)	-	(29)	-
Interest expense-margin payable	(1,119)	(361)	(1,912)	(808)
Interest expense	(45,265)	(14,845)	(82,443)	(24,495)

Net trading	$8,670	$7,186	$17,394	$13,377

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 7.  Loans held for sale represent mortgage loans acquired for resale.  See note 13.  Also, see note 10 for discussion of receivables under resale agreements and securities sold under agreements to repurchase.  See note 6 for discussion of margin payable.  See note 16 for discussion of LegacyTexas Credit Facility.

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	June 30, 2019	December 31, 2018
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	10,900	-
Receivables from clearing agencies	112,715	129,562
Receivables from brokers, dealers, and clearing agencies	$123,865	$129,812

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	June 30, 2019	December 31, 2018
Unsettled regular way trades, net	$-	$5,822
Margin payable	126,433	195,776
Payables to brokers, dealers, and clearing agencies	$126,433	$201,598

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

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	June 30, 2019	December 31, 2018
U.S. government agency MBS and CMOs	$106,624	$149,651
U.S. government agency debt securities	18,979	14,915
RMBS	19	21
U.S. Treasury securities	12,756	4,099
ABS	100	100
SBA loans	5,088	31,496
Corporate bonds and redeemable preferred stock	43,607	44,507
Foreign government bonds	996	117
Municipal bonds	32,702	47,433
Certificates of deposit	2,640	302
Derivatives	13,938	8,212
Equity securities	501	382
Investments-trading	$237,950	$301,235

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	June 30, 2019	December 31, 2018
U.S. government agency MBS	$-	$16
U.S. Treasury securities	28,555	70,010
Corporate bonds and redeemable preferred stock	66,945	43,957
Municipal bonds	20	20
Derivatives	12,116	6,119
Trading securities sold, not yet purchased	$107,636	$120,122

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other Investments, at fair value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	June 30, 2019
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
Equity securities	$626	$1,762	$1,136
CLOs	3,156	2,760	(396)
CDOs	189	26	(163)
EuroDekania	2,771	94	(2,677)
U.S. Insurance JV	1,401	1,509	108
SPAC Fund	630	672	42
Residential loans	20	583	563
Foreign currency forward contracts	-	(4)	(4)
Other investments, at fair value	$8,793	$7,402	$(1,391)

	December 31, 2018
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
Equity securities	$5,016	$6,650	$1,634
CLOs	3,099	2,730	(369)
CDOs	189	26	(163)
EuroDekania	4,489	1,533	(2,956)
U.S. Insurance JV	1,900	1,925	25
SPAC Fund	600	592	(8)
Residential loans	39	325	286
Foreign currency forward contracts	-	(13)	(13)
Other investments, at fair value	$15,332	$13,768	$(1,564)

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended June 30, 2019 and 2018 of $490 and $1,009, respectively. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the six months ended June 30, 2019 and 2018 of $739 and $1,160 respectively.

Fair Value Measurements

In accordance with FASB ASC 820, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three level valuation hierarchy.  The valuation hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the valuation hierarchy under FASB ASC 820 are described below.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the valuation hierarchy. In such cases, the level in the valuation hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

A review of the valuation hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities.  There were no transfers between level 1 and level 2 of the valuation hierarchy during the six months ended June 30, 2019 and 2018.  Reclassifications between levels of the valuation hierarchy are reported as transfers in or transfers out as of the beginning of the quarter in which such reclassifications occur.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 and indicate the valuation hierarchy level as well as the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
June 30, 2019
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$106,624	$-	$106,624	$-
U.S. government agency debt securities	18,979	-	18,979	-
RMBS	19	-	19	-
U.S. Treasury securities	12,756	12,756	-	-
ABS	100	-	100	-
SBA loans	5,088	-	5,088	-
Corporate bonds and redeemable preferred stock	43,607	-	43,607	-
Foreign government bonds	996	-	996	-
Municipal bonds	32,702	-	32,702	-
Certificates of deposit	2,640	-	2,640	-
Derivatives	13,938	-	13,938	-
Equity securities	501	-	501	-
Total investments - trading	$237,950	$12,756	$225,194	$-

Other investments, at fair value:
Equity securities	$1,762	$461	$1,301	$-
CLOs	2,760	-	-	2,760
CDOs	26	-	-	26
Residential loans	583	-	583	-
Foreign currency forward contracts	(4)	(4)	-	-
	5,127	$457	$1,884	$2,786
Investments measured at NAV (1)	2,275
Total other investments, at fair value	$7,402

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$28,555	$28,555	$-	$-
Corporate bonds and redeemable preferred stock	66,945	-	66,945	-
Municipal bonds	20	-	20	-
Derivatives	12,116	-	12,116	-
Total trading securities sold, not yet purchased	$107,636	$28,555	$79,081	$-

(1)As a practical expedient, the Company uses NAV or its equivalent to measure the fair value of its investments in EuroDekania, the U.S. Insurance JV, and the SPAC Fund.  EuroDekania invests in hybrid capital securities of European companies.  The U.S. Insurance JV invests in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies.  The SPAC Fund invests in equity securities of SPACs.  According to ASC 820, these investments are not categorized within the valuation hierarchy.

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

(1)As a practical expedient, the Company uses NAV or its equivalent to measure the fair value of its investments in EuroDekania., the U.S. Insurance JV, and the SPAC Fund.  EuroDekania invests in hybrid capital securities of European companies.  The U.S. Insurance JV invests in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies.  The SPAC Fund invests in equity securities of SPACs.  According to ASC 820, these investments are not categorized within the valuation hierarchy.

The following provides a brief description of the types of financial instruments the Company holds, the methodology for estimating fair value, and the level within the valuation hierarchy of the estimate. The discussion that follows applies regardless of whether the instrument is included in investments-trading; other investments, at fair value; or trading securities sold, not yet purchased.

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

CLOs, CDOs, and ABS: CLOs, CDOs, and ABS are interests in securitizations. ABS may include, but are not limited to, securities backed by auto loans, credit card receivables, or student loans. When the Company is able to obtain independent market quotations from at least two broker-dealers and where a price within the range of at least two broker-dealers is used or market price quotations from third party pricing services is used, these interests in securitizations will generally be classified within level 2 of the valuation hierarchy. These valuations are based on a market approach. The independent market quotations from broker-dealers are generally nonbinding. The Company seeks quotations from broker-dealers that historically have actively traded, monitored, issued, and been knowledgeable about the interests in securitizations. The Company generally believes to the extent that it (i)  receives two quotations in a similar range from broker-dealers knowledgeable about these interests in securitizations, and (ii)  considers the broker-dealers gather and utilize observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources, then classification within level 2 of the valuation hierarchy is appropriate. In the absence of two broker-dealer market quotations, a single broker-dealer market quotation may be used without corroboration of the quote in which case the Company generally classifies the fair value within level 3 of the valuation hierarchy.

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

Foreign Government Bonds: The fair value of foreign government bonds is estimated using valuations provided by third party pricing services and classifies the fair value within level 2 of the valuation hierarchy.

Municipal Bonds: Municipal bonds, which include obligations of U.S. states, municipalities, and political subdivisions, primarily include bonds or notes issued by U.S. municipalities. The Company generally values these securities using third party quotations such as market price quotations from third party pricing services. The Company generally classifies the fair value of these bonds within level 2 of the valuation hierarchy. The valuations are based on a market approach. In instances where the Company is unable to obtain reliable market price quotations from third party pricing services, the Company will use its own internal valuation models. In these cases, the Company will classify such securities as level 3 within the valuation hierarchy until it is able to obtain third party pricing.

Certificates of Deposit: The fair value of certificates of deposit is estimated using valuations provided by third party pricing services. The Company classifies the fair value of certificates of deposit within level 2 of the valuation hierarchy.

Residential Loans: Management utilizes home price indices or market indications to value the residential loans. The Company classifies the fair value of these loans within level 2 in the valuation hierarchy.

Equity Securities: The fair value of equity securities that represent unrestricted investments in publicly traded companies (common or preferred shares, options, warrants, and other equity investments) are determined using the closing price of the security as of the reporting date. These are securities that are traded on a recognized liquid exchange and the Company classifies their fair value within level 1 of the valuation hierarchy.

The Company may own an option or warrant where the underlying security is publicly traded but the option or warrant is not.  In those cases, the Company may determine fair value using a Black-Scholes model and will generally classify this within level 2 within the valuation hierarchy.

The Company may own an equity investment in a publicly traded company that is restricted as to resale. In those cases, the Company may determine fair value by preparing a model. The fair value will be classified within level 2 of the valuation hierarchy if the inputs to the model are observable.  Otherwise, it will be classified within level 3 of the valuation hierarchy.

The Company may own an equity interest in a private company.  In those cases, the Company may determine fair value by preparing a model.  The model may be either a market based or income -based model, whichever is considered the most appropriate in each case.  The fair value will be classified within level 2 if the inputs to the model are observable.  Otherwise, it will be classified within level 3 of the valuation hierarchy.

Derivatives

Foreign Currency Forward Contracts

Foreign currency forward contracts are exchange-traded derivatives, which transact on an exchange that is deemed to be active.  The fair value of the foreign currency forward contracts is based on current quoted market prices.  Valuation adjustments are not applied.  These are classified within level 1 of the valuation hierarchy. See note 9.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning of period	$2,779	$16,342	$2,756	$6,577
Gains & losses (1)	6	86	(27)	77
Transfers out of level 3	-	(2,066)	-	(2,066)
Accretion of income (1)	91	498	197	841
Purchases	-	-	-	9,600
Sales and returns of capital	(90)	(209)	(140)	(378)
End of period	$2,786	$14,651	$2,786	$14,651

Change in unrealized gains / (losses) (2)	$6	$178	$(27)	$325

(1)	Gains and losses and accretion of income on other investments, at fair value are recorded as a component of principal transactions and other income in the consolidated statements of operations.
(2)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

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

 During the three and six months ended June 30, 2019, there were no transfers into level 3 of the valuation hierarchy. During the six and three months ended June 30, 2018, transfers of $2,066 out of level 3 into level 2 of the valuation hierarchy resulted from equity positions that were previously not listed on an exchange that were subject to a reorganization and subsequently began trading over the counter

 The following tables provide the quantitative information about level 3 fair value measurements as of June 30, 2019 and December 31, 2018.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	June 30, 2019	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$2,760	Discounted Cash Flow Model	Yield	19.3%	18.4% - 20.0%
			Duration-years	6.3	5.8 - 7.0
			Default rate	2.0%	2% - 2%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2018	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$2,730	Discounted Cash Flow Model	Yield	20.0%	18.1% - 21.6%
			Duration-years	6.9	6.3 - 7.5
			Default rate	2.0%	2.0%

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

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	Fair Value June 30, 2019	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$94	N/A	N/A	N/A
U.S. Insurance JV (b)	1,509	$1,100	N/A	N/A
SPAC Fund (c)	672	N/A	Quarterly after 1 year lock up	90 days
	$2,275

	Fair Value December 31, 2018	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$1,533	N/A	N/A	N/A
U.S. Insurance JV (b)	1,925	$1,100	N/A	N/A
SPAC Fund (c)	592	N/A	Quarterly after 1 year lock up	90 days
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

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of June 30, 2019 and December 31, 2018, the Company had outstanding foreign currency forward contracts with a notional amount of 250 Euros and 1,250 Euros, respectively.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At June 30, 2019, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $2,118,500 and open TBA and other forward MBS sale agreements in the notional amount of $2,176,290. At December 31, 2018, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,025,850 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,069,688.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. At June 30, 2019, the Company had open forward purchase commitments of $814 and open forward sale commitments of $0.  At December 31, 2018, the Company had open forward purchase commitments of $15,295 and open forward sale commitments of $0, respectively.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of June 30, 2019 and December 31, 2018.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	June 30, 2019	December 31, 2018
TBAs and other forward agency MBS	Investments-trading	$13,938	$8,142
Other extended settlement trades	Investments-trading	-	70
Foreign currency forward contracts	Other investments, at fair value	(4)	(13)
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(12,113)	(6,116)
Other extended settlement trades	Trading securities sold, not yet purchased	(3)	(3)
		$1,818	$2,080

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Foreign currency forward contracts	Revenue-principal transactions and other income	$43	$51
Other extended settlement trades	Revenue-net trading	(72)	-
TBAs and other forward agency MBS	Revenue-net trading	1,948	3,453
		$1,919	$3,504

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Foreign currency forward contracts	Revenue-principal transactions and other income	$3	$70
Other extended settlement trades	Revenue-net trading	(48)	10
TBAs and other forward agency MBS	Revenue-net trading	1,187	1,494
		$1,142	$1,574

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

Repo Information

At June 30, 2019 and December 31, 2018, the Company held reverse repurchase agreements of $6,054,821 and $7,632,230, respectively, and the fair value of collateral received under reverse repurchase agreements was $6,272,327 and $7,905,823, respectively.  As of June 30, 2019, the reverse repurchase agreement balance was comprised of receivables collateralized by securities with 37 counterparties.  As of December 31, 2018, the reverse repurchase agreements balance was comprised of receivables collateralized by securities with 36 counterparties.

At June 30, 2019 and December 31, 2018, the Company held repurchase agreements of $6,104,767 and $7,671,764 respectively, and the fair value of securities and cash pledged as collateral under repurchase agreements was $6,110,394 and $7,694,018, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

Intraday Lending Facility

In conjunction with the Company’s GCF repo business, on October 19, 2018, the Company and BONY renewed an intraday lending facility.  This lending facility allows for BONY to advance funds to JVB in order to facilitate the settlement of GCF repo transactions.  The total committed amount at June 30, 2019 was  $75,000.  The termination date of the intraday lending facility is October 19, 2019. It is expected that this facility will be renewed for successive 364-day periods provided that the Company continues its GCF repo business.

The BONY lending facility is structured so that advances are generally repaid before the end of each business day.  However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan.  Intraday loans accrue interest at an annual rate of 0.12%.  Interest is charged based on the number of minutes in a day the advance is outstanding.  Overnight loans are charged interest at the base rate plus 3% on a daily basis.  The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time.  For the six months ended June 30, 2019, the Company received no advances under the intraday lending facility.

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

The gestational repo business has been and continues to be concentrated as to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of June 30, 2019 and December 31, 2018, the Company’s gestational reverse repurchase agreements shown in the tables below represented balances from six counterparties.  The Company also has a limited number of repurchase agreement counterparties in the gestational repo business, however, it is primarily a function of the limited number of reverse repurchase agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestational repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business (both gestational repo and GCF repo) was $2,343 and $3,636 for the three and six months ended June 30, 2019 respectively.  The total net revenue earned by the Company on its matched book repo business (both gestational repo and GCF Repo) was $940 and $2,049 for the three and six months ended June 30, 2018, respectively.

Detail

The following tables summarize the remaining contractual maturity of the gross obligations under repurchase agreements accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown.  All amounts as well as counterparty cash collateral (see note 13) are subject to master netting arrangements.

Effective June 1, 2019, the Company changed its accounting policy regarding the netting of reverse repurchase agreement and repurchase agreement transactions.  ASC 210 provides the option to present reverse repo and repo on a net basis if certain netting conditions are met.  Prior to this date, the Company utilized this option and presented repo and reverse repo on a net basis when these conditions were met.  As of June 1, 2019, the Company changed its policy to present all repo and reverse repo transactions on a gross basis even if the underlying netting conditions are met.  The Company believes that the newly adopted accounting principle is preferable in the circumstances because it provides consistency for the accounting of all repurchase and reverse repurchase agreements, as well as more information on the face of the financial statements. The amounts in the table below (including periods prior to June 1, 2019) are presented on a gross basis.

As of June 30, 2019, the Company had outstanding reverse repurchase agreements of $6,054,821 and repurchase agreements of $6,104,767.  Included in these amounts are outstanding reverse repurchase agreements of $570,788 and repurchase agreements of $4,895,838 where the FICC was the Company’s counterparty to the transaction and which were subject to a master netting arrangement.

As of December 31, 2018, the Company had outstanding reverse repurchase agreements of $7,632,230 and repurchase agreements of $7,671,764.  Included in these amounts are outstanding reverse repurchase agreements of $2,461,177 and repurchase agreements of $6,923,912 where the FICC was the Company’s counterparty to the transaction and which were subject to a master netting arrangement.

SECURED BORROWINGS
(Dollars in Thousands)
June 30, 2019

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF repo)	$3,150,053	$1,642,610	$760,035	$100,186	$5,652,884
MBS (gestational repo)	-	345,511	101,393	-	446,904
SBA loans	4,979	-	-	-	4,979
Securities sold under agreements to repurchase	$3,155,032	$1,988,121	$861,428	$100,186	$6,104,767

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF repo)	$1,118,340	$1,125,300	$3,348,538	$12,356	$5,604,534
MBS (gestational repo)	-	347,843	102,444	-	450,287
SBA loans	-	-	-	-	-
Receivables under resale agreements	$1,118,340	$1,473,143	$3,450,982	$12,356	$6,054,821

SECURED BORROWINGS
(Dollars in Thousands)
December 31, 2018

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF repo)	$7,014,758	$250,537	$-	$-	$7,265,295
MBS (gestational repo)	-	287,400	100,918	-	388,318
SBA loans	18,151	-	-	-	18,151
Securities sold under agreements to repurchase	$7,032,909	$537,937	$100,918	$-	$7,671,764

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF repo)	$10,864	$5,477,247	$598,635	$1,157,349	$7,244,095
MBS (gestational repo)	-	287,209	100,926	-	388,135
SBA loans	-	-	-	-	-
Receivables under resale agreements	$10,864	$5,764,456	$699,561	$1,157,349	$7,632,230

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

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

Insurance
SPAC
January 1, 2019	$-
Investments / advances	3,775
Distributions / repayments	-
Earnings / (loss) realized	(256)
June 30, 2019	$3,519

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

As of June 30, 2019, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 8.5 years.  The weighted average discount rate for the leases was 5.29%.

Maturities of operating lease liability payments consisted of the following:

FUTURE MATURITY OF LEASE LIABILITIES
(Dollars in Thousands)

As of June 30, 2019
2019 - remaining	$858
2020	1,564
2021	1,108
2022	933
2023	950
Thereafter	5,077
Total	10,490
Less imputed interest	(2,152)
Lease obligation	$8,338

During the six months ended months ended June 30, 2019, total cash payments of $709 were recorded as a reduction in the operating lease obligation.   No cash payments were made to acquire right of use assets. For the three months ended June 30, 2019 and 2018, rent expense, net of sublease income of $65 and $53 was $397 and $261, respectively.   For the six months ended June 30, 2019 and 2018 rent expense, net of sublease income of $130 and $107 was $787 and $663,  respectively.

13.  OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other receivables consisted of the following.

OTHER RECEIVABLES
(Dollars in Thousands)

	June 30, 2019	December 31, 2018
Cash collateral due from counterparties	$4,141	$6,216
Asset management fees receivable	966	947
New issue and advisory fees receivable	-	2,100
Accrued interest receivable and dividend receivable	1,714	2,359
Revenue share receivable	96	140
Other receivables	354	310
Other receivables	$7,271	$12,072

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

Revenue share receivable represents the amount due to the Company for the Company’s share of revenue arrangements in which the Company receives a share of the entity’s revenue. Other receivables represent other miscellaneous receivables that are of a short-term nature.

Other assets consisted of the following.

OTHER ASSETS
(Dollars in Thousands)

	June 30, 2019	December 31, 2018
Deferred costs	$590	$571
Prepaid expenses	1,210	1,009
Prepaid income taxes	18	40
Deposits	664	669
Miscellaneous other assets	34	33
Loans held for sale	1,232	-
Furniture, equipment, and leasehold improvements, net	1,002	1,133
Intangible assets	166	166
Other assets	$4,916	$3,621

Deferred costs and prepaid expenses represent amounts paid for services that are being amortized over their expected period of use and benefit.  They are all routine and short-term in nature.  Deposits are amounts held by landlords or other parties which will be returned or offset upon satisfaction of a lease or other contractual arrangement.  Loans held for sale represent mortgage loans acquired by ViaNova (see note 4) that are being held for resale.  See note 15 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for further discussion of the firm’s furniture, equipment, and leasehold improvements.  Intangible assets represent the carrying value of the JVB broker dealer-license.

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	June 30, 2019	December 31, 2018
Accounts payable	$334	$359
Redeemable financial instruments accrued interest	317	714
Straight line rent payable	-	405
Accrued interest payable	1,007	674
Accrued interest on securities sold, not yet purchased	1,141	1,184
Payroll taxes payable	477	721
Counterparty cash collateral	7,205	4,227
Accrued expense and other liabilities	2,182	3,168
Accounts payable and other liabilities	$12,663	$11,452

aa

The redeemable financial instruments accrued interest represents accrued interest on the Company’s redeemable financial instruments.  See note 15.  Subsequent to the adoption of ASC 842, effective January 1, 2019, the Company will no longer have straight line rent payable.  See note 12.

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

The Company’s Principal Investing Portfolio

Included in other investments, at fair value in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of June 30, 2019, there were $1,100 of unfunded commitments to VIEs that the Company is invested in.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three and six months ended June 30, 2019 and 2018 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2019 and December 31, 2018.  See table below.

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

The Company’s Trading Portfolio

From time to time, the Company may acquire an interest in a VIE through the investments it makes as part of its trading operations, which are included as investments-trading or securities sold, not yet purchased in the consolidated balance sheets.  Because of the high volume of trading activity in which the Company engages, the Company does not perform a formal assessment of each individual investment within its trading portfolio to determine if the investee is a VIE and if the Company is a primary beneficiary.  Even if the Company were to obtain a variable interest in a VIE through its trading portfolio, the Company would not be deemed to be the primary beneficiary for two main reasons: (a) the Company does not usually obtain the power to direct activities that most significantly impact any investee’s financial performance  and (b) a scope exception exists within the consolidation guidance for cases where the reporting entity is a broker-dealer and any control (either as the primary beneficiary of a VIE or through a controlling interest in a voting interest entity) was deemed to be temporary.  In the unlikely case that the Company obtained the power to direct activities and obtained a significant variable interest in an investee in its trading portfolio that was a VIE, any such control would be deemed to be temporary due to the rapid turnover of the Company’s trading portfolio.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 16) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at June 30, 2019 and December 31, 2018.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	As of June 30, 2019	As of December 31, 2018
Other Investments, at fair value	$4,967	$5,273
Maximum exposure	$4,967	$5,273

15.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following .

REDEEMABLE FINANCIAL INSTRUMENTS
As of June 30, 2019
(Dollars in Thousands)

	Outstanding Balance	Accrued Interest
JKD Capital Partners I LTD	$8,000	$243
DGC Family Fintech Trust / CBF	10,000	74
ViaNova Capital Group, LLC	638	-
	$18,638	$317

REDEEMABLE FINANCIAL INSTRUMENTS
As of December 31, 2018
(Dollars in Thousands)

	Outstanding Balance	Accrued Interest
JKD Capital Partners I LTD	$6,732	$676
DGC Family Fintech Trust / CBF	10,000	38
ViaNova Capital Group, LLC	716	-
	$17,448	$714

Redeemable Financial Instrument – JKD Capital Partners I LTD Amendment

On October 3, 2016, the Operating LLC entered into an investment agreement (the “JKD Investment Agreement”), by and between Operating LLC and JKD Capital Partners I LTD (the “JKD Investor”), pursuant to which the JKD Investor agreed to invest up to $12,000 in the Operating LLC (the “JKD Investment”), $6,000 of which was invested upon the execution of the JKD Investment Agreement, an additional $1,000 was invested in January 2017 and an additional $1,268 was invested on January 9, 2019.  The JKD Investor is owned by Jack DiMaio, the vice chairman of the Company’s board of directors of the Operating LLC’s board of managers and his spouse.

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

ViaNova Capital Group LLC

On November 16, 2018, and effective as of November 19, 2018, the Operating LLC entered into an investment agreement (the “ViaNova Investment Agreement”) by and among Hancock Funding, LLC (“Hancock”), New Avenue Investments LLC (“New Avenue”), JVB, ViaNova, and the Operating LLC. Pursuant to the ViaNova Investment Agreement, Hancock, New Avenue, the Operating LLC, and JVB agreed to invest $500,  $250,  $500 and $2,750, respectively, into ViaNova (collectively, the “ViaNova Investment”). Pursuant to the ViaNova Investment Agreement, Hancock, the Operating LLC and JVB invested their respective portions of the ViaNova Investment into ViaNova prior to the effective date of the ViaNova Investment Agreement. In February 2019, New Avenue invested $200 of its portion of the ViaNova Investment (i.e., $250), the remaining $50 is included in due from related parties on the consolidated balance sheets.  Hancock and New Avenue are owned by employees of the Company.

Pursuant to the ViaNova Investment Agreement, in consideration of the ViaNova Investment, once the Operating LLC is repaid $693 of funded operating costs from net revenue (as defined in the ViaNova Investment Agreement) generated directly by the activities of ViaNova’s RTL business, each party to the ViaNova Investment Agreement is entitled to receive a quarterly payment equal to the net revenue (to the extent positive) generated directly by the activities of ViaNova’s RTL business during such quarter, multiplied by a fraction, the numerator of which is equal to such party’s portion of the ViaNova Investment, the denominator is equal to the entire ViaNova Investment.

16. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	As of June 30, 2019	As of December 31, 2018	Interest Rate Terms	Interest (4)	Maturity
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	$15,000	$15,000	Fixed	8.00%	March 2022 (1)
8.00% convertible senior notes (the "2013 Convertible Notes")	6,786	6,786	Fixed	8.00%	September 2019 (2)
Less unamortized debt issuance costs	(843)	(974)
	20,943	20,812
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	6.58%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	6.74%	March 2035
Less unamortized discount	(25,276)	(25,401)
	22,849	22,724
MB Financial Bank, N.A. Credit Facility	-	-	Variable	N/A	April 2021

LegacyTexas Credit Facility	1,210	-	Variable	N/A	November 2019
Total	$45,002	$43,536

(1)The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount at any time prior to maturity into units of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Cohen & Company Inc. common stock, par value $0.01 per share (“Common Stock”) on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.  See note 18 to our Annual Report on Form 10-K for the year ended December 31, 2018.

(2)     The holders of the 2013 Convertible Notes may convert all or any part of the outstanding principal amount at any time prior to maturity into shares of the Company’s Common Stock, at a conversion price of $12.00 per share, subject to certain anti-dilution adjustments.

(3)The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.    When factoring in the discount, the yield to maturity of the junior subordinated notes as of June 30, 2019 on a combined basis is 16.25% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

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

Pursuant to the amendments, to the 2013 Convertible Notes, (i) the maturity date of each of the outstanding 2013 Convertible Notes was extended from September 25, 2018 to September 25, 2019; and (ii) the conversion price under each of the outstanding 2013 Convertible Notes was reduced from $30.00 per share of Common Stock, to $12.00 per share of Common Stock.

The amendments to the 2013 Convertible Notes  provided that, until the Company’s stockholders approve the issuance of the shares of Common Stock issuable upon conversion of the 2013 Convertible Notes for purposes of Section 713 of the NYSE American’s Company Guide, the 2013 Convertible Notes may not be converted if such conversion would result in the Company issuing a number of shares of Common Stock that, when aggregated with any shares of Common Stock previously issued in connection with any conversion under the 2013 Convertible Notes, equals or exceeds, in the aggregate, 19.99% of the outstanding Common Stock as of September 25, 2018.

In addition, the amendments to the 2013 Convertible Notes  provided that (i) the Company  cause its stockholders to vote on a proposal (the “Stockholder Proposal”) regarding the issuance of the shares of Common Stock issuable upon conversion of the 2013 Convertible Notes for purposes of Section 713 of the NYSE American’s Company Guide at the 2019 annual meeting of the Company’s stockholders,  (ii) the Company  use its reasonable best efforts to solicit proxies for such stockholder approval, and (iii) the Company’s board of directors recommend to the Company’s stockholders that such stockholders approve the Stockholder Proposal.

At the Company’s 2019 annual meeting of stockholders held on June 12, 2019, the Company’s stockholders approved the Company’s potential issuances of up to 379,785 shares of Common Stock pursuant to the 2013 Convertible Note held by the Edward E. Cohen IRA and up to 207,834 shares of Common Stock pursuant to the 2013 Convertible Note held by the EBC 2013 Family Trust., in each case, in accordance with Section 713(a) of The NYSE American Company Guide.

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

On January 30, 2019, JVB received approval from FINRA to treat draws under the 2019 MB Revolver as qualified subordinated debt.  As such, draws under the 2019 MB Revolver are treated as an increase in net capital for purposes of FINRA Rule 15(c) 3-1.  As of June 30, 2019, the Company had not borrowed under the 2018 MB LOC or the 2019 MB Revolver

LegacyTexas Bank

On November 20, 2018, ViaNova, as borrower, entered into a Warehousing Credit and Security Agreement (the “LegacyTexas Credit Facility”) with LegacyTexas Bank, as the lender, with an effective date of November 16, 2018.  The LegacyTexas Credit Facility supports the purchasing, aggregating, and distribution of residential transition loans by ViaNova.

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

Interest Expense, net

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Junior subordinated notes	$885	$886	$1,764	$1,707
2013 Convertible Notes	135	206	269	408
2017 Convertible Note	366	359	726	714
2018 MB LOC/2019 MB Revolver	90	71	182	71
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF	261	134	409	244
Redeemable Financial Instrument - JKD Capital Partners I LTD	243	545	521	876
Redeemable Financial Instrument - ViaNova Capital Group, LLC	(41)	-	(78)	-
	$1,939	$2,201	$3,793	$4,020

Because the LegacyTexas Credit Facility is used to directly finance the purchase of securities and loans, the interest expense incurred on the Legacy Texas Credit Facility is included as a component of net trading revenue.  See note 5.

17. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the six months ended June 30, 2019 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2018	1,110,717
Vesting of shares	56,639
Shares withheld and retired for employee taxes	(15,557)
Repurchase and retirement of Common Stock	(7,890)
June 30, 2019	1,143,909

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred  Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every 10 shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock outstanding as of June 30, 2019.  The Series E Preferred Stock held by Mr. Cohen gives him the same voting rights he would have if all of the Operating LLC membership units held by him were exchanged for Common Stock on a ten for one basis and effectively gives Mr. Cohen voting rights at the Company in the same proportion as his economic interest (as his membership units of the Operating LLC do not carry voting rights at the Company level). For a more detailed description of these shares see note 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Acquisition and Surrender of Additional Units of the Operating LLC, net: Effective January 1, 2011, Cohen & Company Inc. and the Operating LLC entered into a Unit Issuance and Surrender Agreement (the “UIS Agreement”), that was approved by the board of directors of Cohen & Company Inc.and the board of managers of the Operating LLC. In an effort to maintain a 1:10 ratio of Common Stock to the number of membership units Cohen & Company Inc. holds in the Operating LLC, the UIS Agreement calls for the issuance of additional membership units of the Operating LLC to Cohen & Company Inc. when Cohen & Company Inc. issues its Common Stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for Cohen & Company Inc. to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased by the Company.

During the six months ended June 30, 2019, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the amount of units surrendered (net of receipts) by Cohen & Company Inc.

Operating LLC
Membership Units
Units related to UIS Agreement	410,820
Units surrendered from retirement of Common Stock	(78,900)
Total	331,920

The Company recognized a net increase in additional paid in capital of $133 and a net decrease in AOCI of $14 with an offsetting decrease in non-controlling interest of $119 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the six months ended June 30, 2019 and 2018.

	June 30, 2019	June 30, 2018
Net income / (loss) attributable to Cohen & Company Inc.	$(1,612)	$(1,394)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc. paid in capital for the acquisition / (surrender) of additional units in
consolidated subsidiary, net	133	(17)
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$(1,479)	$(1,411)

Repurchases of Shares and Retirement of Treasury Stock

On March 19, 2018 and March 17, 2017, the Company entered into letter agreements (the “2018 Letter Agreement” and the  “2017 Letter Agreement,” respectively and together, the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (the “Agent”).  The 2017 Letter Agreement was in effect from March 17, 2017 until March 17, 2018.  The 2018 Letter Agreement was in effect from March 19, 2018 until March 19, 2019 and was not renewed.  Both agreements authorized the Agent to use its commercially reasonable efforts to purchase, on the Company’s behalf, up to an aggregate maximum of $2,000 of Common Stock on any day that the NYSE American Stock Exchange was open for business.   Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and had to comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.

During the six months ended June 30, 2019 and 2018, the Company repurchased 7,890, and 29,812 shares in the open market pursuant to the 10b5-1 Plan for a total purchase price of $65 and $320 respectively.

During the three months ended June 30, 2019 and 2018, the Company repurchased 0 and 22,542 shares in the open market pursuant to the 10b5-1 Plan for a total purchase price of $0 and $249 respectively.

All of the repurchases noted above were completed using cash on hand.

The Company currently has no 10b5-1 Plan in place.

18. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.

As of June 30, 2019, JVB’s adjusted net capital was $53,524 which exceeded the minimum requirements by $53,274.

CCFL, a subsidiary of the Company regulated by the FCA, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of June 30, 2019, the total minimum required net liquid capital was $367, and net liquid capital in CCFL was $618, which exceeded the minimum requirements by $251 and was in compliance with the net liquid capital provisions.

CCFEL, a subsidiary of the Company regulated by the Central Bank of Ireland (the “CBI”), is subject to certain regulatory capital requirements in accordance with the Capital Requirements Regulation 575/2013 and applicable CBI requirements.  As of June

30, 2019, the total minimum required net capital was $247, and actual net capital in CCFEL was $2,105, which exceeded the minimum requirements by $1,858 and was in compliance with the net liquid capital provisions.

19. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income / (loss) attributable to Cohen & Company Inc.	$(410)	$80	$(1,612)	$(1,394)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	(491)	(270)	(1,109)	(947)
Add / (deduct): Adjustment (2)	298	306	351	313
Net income / (loss) on a fully converted basis	$(603)	$116	$(2,370)	$(2,028)

Weighted average common shares outstanding - Basic	1,143,909	1,172,919	1,138,538	1,172,698
Unrestricted Operating LLC membership units exchangeable into Cohen & Company shares (1)	532,409	532,409	532,409	532,409
Restricted units or shares	-	14,343	-	-
Weighted average common shares outstanding - Diluted (3)	1,676,318	1,719,671	1,670,947	1,705,107

Net income / (loss) per common share - Basic	$(0.36)	$0.07	$(1.42)	$(1.19)

Net income / (loss) per common share - Diluted	$(0.36)	$0.07	$(1.42)	$(1.19)

(1)

The Operating LLC membership units not held by Cohen & Company Inc. (that is, those held by the non-controlling interest for the six months ended June 30, 2019 and 2018) may be redeemed and exchanged into shares of the Company on a ten-for-one basis. The Operating LLC membership units not held by Cohen & Company Inc. are redeemable, at the member’s option at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the member’s redemption notice, or (ii) at the Company’s option, one tenth of a share of the Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Common Stock as a dividend or other distribution on the outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the  Common Stock. These units are not included in the computation of basic earnings per share.  These units enter into the computation of diluted net income (loss) per common share when the effect is not anti-dilutive using the if-converted method.

(2)

An adjustment is included because the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable, if the Operating LLC membership units had been converted at the beginning of the period.

(3)

For the three months ended June 30, 2019 weighted average common shares outstanding excludes (i) 0 shares representing restricted Common Stock and restricted Operating LLC membership units, which when vested can be converted in Common Stock,  (ii) 565,469 shares from the assumed conversion of the 2013 Convertible Notes, and (iii) 1,034,483 shares from the assumed conversion of the 2017 Convertible Note because the inclusion of such shares would be anti-dilutive.

For the six months ended June 30, 2019, weighted average common shares outstanding excludes (i) 29,591 shares representing restricted Common Stock and restricted Operating LLC membership units (ii) 565,469 shares from the assumed conversion of the 2013 Convertible Notes, and (iii) 1,034,483 shares from the assumed conversion of the 2017 Convertible Note because the inclusion of such shares would be anti-dilutive.

For the three months ended June 30, 2018, diluted weighted average common shares outstanding excludes (i) 274,917 shares from the assumed conversion of the 2013 Convertible Notes and (ii) 1,034,483 shares from the assumed conversion of the 2017 Note because the inclusion of these shares would be anti-dilutive.

For the six months ended June 30, 2018, diluted weighted average common shares outstanding excluded (i) 20,517 shares representing restricted Common Stock and restricted Operating LLC membership units; (ii) 274,917 from the assumed conversion of the 2013 Convertible Notes and (iii) 1,034,483 shares from the assumed conversion of the 2017 Convertible Note because the inclusion of such shares would be anti-dilutive.

20. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

From time to time, the Company is a party to various routine legal proceedings, claims, and regulatory inquiries arising out of the ordinary course of the Company’s business. Management believes that the results of these routine legal proceedings, claims, and regulatory matters will not have a material adverse effect on the Company’s financial condition, or on the Company’s operations and cash flows. However, the Company cannot estimate the legal fees and expenses to be incurred in connection with any such routine matters and, therefore, is unable to determine whether these future legal fees and expenses will have a material impact on the Company’s operations and cash flows. It is the Company’s policy to expense legal and other fees as incurred.

21. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information was prepared using the following methodologies and generally represents the information that is relied upon by management in its decision- making processes:

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

SEGMENT INFORMATION
Statement of Operations Information
Six Months Ended June 30, 2019

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$17,394	$-	$-	$17,394	$-	$17,394
Asset management	-	3,747	-	3,747	-	3,747
New issue and advisory	-	-	-	-	-	-
Principal transactions and other income	2	222	944	1,168	-	1,168
Total revenues	17,396	3,969	944	22,309	-	22,309
Total operating expenses	14,676	3,282	200	18,158	3,701	21,859
Operating income (loss)	2,720	687	744	4,151	(3,701)	450
Interest (income) expense	(181)	126	-	(55)	3,848	3,793
Income (loss) from equity method affiliates	-	-	(256)	(256)	-	(256)
Income (loss) before income taxes	2,901	561	488	3,950	(7,549)	(3,599)
Income tax expense (benefit)	-	-	-	-	(747)	(747)
Net income (loss)	2,901	561	488	3,950	(6,802)	(2,852)
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(1,240)	(1,240)
Net income (loss) attributable to Cohen & Company Inc.	$2,901	$561	$488	$3,950	$(5,562)	$(1,612)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$9	$1	$-	$10	$149	$159

SEGMENT INFORMATION
Statement of Operations Information
Six Months Ended June 30, 2018

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$13,377	$-	$-	$13,377	$-	$13,377
Asset management	-	5,009	-	5,009	-	5,009
New issue and advisory	873	-	-	873	-	873
Principal transactions and other income	18	385	1,866	2,269	-	2,269
Total revenues	14,268	5,394	1,866	21,528	-	21,528
Total operating expenses	13,628	3,420	192	17,240	3,273	20,513
Operating income (loss)	640	1,974	1,674	4,288	(3,273)	1,015
Interest (income) expense	71	-	-	71	3,949	4,020
Income (loss) from equity method affiliates	-	-	-	-	-	-
Income (loss) before income taxes	569	1,974	1,674	4,217	(7,222)	(3,005)
Income tax expense (benefit)	-	-	-	-	(664)	(664)
Net income (loss)	569	1,974	1,674	4,217	(6,558)	(2,341)
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(947)	(947)
Net income (loss) attributable to Cohen & Company Inc.	$569	$1,974	$1,674	$4,217	$(5,611)	$(1,394)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$29	$2	$-	$31	$82	$113

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended June 30, 2019

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$8,670	$-	$-	$8,670	$-	$8,670
Asset management	-	1,745	-	1,745	-	1,745
New issue and advisory	-	-	-	-	-	-
Principal transactions and other income	1	125	628	754	-	754
Total revenues	8,671	1,870	628	11,169	-	11,169
Total operating expenses	7,216	1,469	100	8,785	1,866	10,651
Operating income (loss)	1,455	401	528	2,384	(1,866)	518
Interest (income) expense	(102)	64	-	(38)	1,977	1,939
Income (loss) from equity method affiliates	-	-	(248)	(248)	-	(248)
Income (loss) before income taxes	1,557	337	280	2,174	(3,843)	(1,669)
Income tax expense (benefit)	-	-	-	-	(641)	(641)
Net income (loss)	1,557	337	280	2,174	(3,202)	(1,028)
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(618)	(618)
Net income (loss) attributable to Cohen & Company Inc.	$1,557	$337	$280	$2,174	$(2,584)	$(410)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$4	$-	$-	$4	$74	$78

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended June 30, 2018

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$7,186	$-	$-	$7,186	$-	$7,186
Asset management	-	3,205	-	3,205	-	3,205
New issue and advisory	177	-	-	177	-	177
Principal transactions and other income	17	182	1,423	1,622	-	1,622
Total revenues	7,380	3,387	1,423	12,190	-	12,190
Total operating expenses	6,978	2,027	96	9,101	1,714	10,815
Operating income (loss)	402	1,360	1,327	3,089	(1,714)	1,375
Interest (income) expense	71	-	-	71	2,130	2,201
Income (loss) from equity method affiliates	-	-	-	-	-	-
Income (loss) before income taxes	331	1,360	1,327	3,018	(3,844)	(826)
Income tax expense (benefit)	-	-	-	-	(636)	(636)
Net income (loss)	331	1,360	1,327	3,018	(3,208)	(190)
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(270)	(270)
Net income (loss) attributable to Cohen & Company Inc.	$331	$1,360	$1,327	$3,018	$(2,938)	$80

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$14	$1	$-	$15	$37	$52

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

BALANCE SHEET DATA
As of June 30, 2019
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$6,442,638	$2,089	$10,947	$6,455,674	$13,407	$6,469,081

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
December 31, 2018
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$8,094,983	$2,309	$13,768	$8,111,060	$4,569	$8,115,629

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total Revenues:
United States	$10,309	$10,152	$20,393	$18,055
Europe & Other	860	2,038	1,916	3,473
Total	$11,169	$12,190	$22,309	$21,528

Long-lived assets attributable to an individual country, other than the United States, are not material.

22. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $3,525 and $2,962 for the six months ended June 30, 2019 and 2018, respectively.

The Company paid income taxes of $24 and $32 for the six months ended June 30, 2019 and 2018, respectively. The Company received income tax refunds of $48 and $8 for the six months ended June 30, 2019 and 2018 respectively.

For the six months ended June 30, 2019, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered units of the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $133, a net decrease of $14 in accumulated other comprehensive income, and a decrease of $119 in non-controlling interest.  See note 17.

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

For the six months ended June 30, 2018, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered units of the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $17, a net increase of $2 in accumulated other comprehensive income, and an increase of $15 in non-controlling interest.  See note 17.

23. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the six months ended June 30, 2019 and 2018. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of June 30, 2019, and December 31, 2018, the Company had no repurchase agreements with TBBK .  For the three and six months ending June 30, 2019, the Company incurred no interest expense related to repurchase agreement with TBBK as it counterparty.  For the three and six months ended June 30, 2018, the Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amounts of $475 and $889, respectively, which were included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

B. Cohen Bros. Financial, LLC (“CBF”) and EBC 2013 Family Trust (“EBC”)

CBF has been identified as a related party because (i) CBF is a non-controlling interest holder of the Company and (ii) CBF is wholly owned by Daniel G. Cohen.

EBC has been identified as a related party because Daniel. G. Cohen is a trustee of EBC and has sole voting power with respect to all shares of the Company held by EBC.

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

D. JKD Investor

The JKD Investor is an entity owned by Jack J. DiMaio, the vice chairman of the board of directors and vice chairman of the Operating LLC’s board of managers, and his spouse.  On October 3, 2016, JKD Investor invested $6,000 in the Operating LLC.   Additional investments were made in January 2017 and January 2019 in the amounts of $1,000 and $1,268 respectively.  See note 15. The interest expense incurred on this investment is disclosed in the table at the end of this section.

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

F. FinTech Acquisition Corp. III/FinTech Acquisition Corp. II

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

G. FinTech Investor Holdings II, LLC

FinTech Investor Holdings II, LLC is considered a related party because Daniel G. Cohen is the manager of the entity

In July 2018, the Operating LLC acquired publicly traded shares of Fintech Acquisition Corp. II from an unrelated third party for a total purchase price of $2,513.  In connection with this purchase, the Operating LLC agreed with Fintech Investor Holdings II, LLC to not redeem these shares in advance of the merger between Fintech Acquisition Corp. II and Intermex Holdings II, LLC.   In exchange for this agreement to not redeem these shares prior to the merger, as well as the outlay of capital to purchase the publicly traded shares of Fintech Acquisition Corp. II, the Operating LLC received unregistered, restricted shares of common stock of Fintech Acquisition Corp. II from Fintech Investor Holdings II, LLC.  In connection with the merger, Fintech Acquisition Corp. II changed its name to International Money Express, Inc.  The Company recognized net gains (losses) in principal transactions and other income of $179 and $157 in connection with the receipt of these shares for the three and six months ended June 30, 2019, respectively.

H.  Duane Morris, LLP (“Duane Morris”)

Duane Morris is an international law firm and serves as legal counsel to the Company.  Duane Morris is considered a related party because a partner at Duane Morris is a member of the same household as a director of the Company.  Expense incurred by the Company for services provided by Duane Morris are included within professional fees and operating expense in the consolidated income statement and are disclosed in the tables below.

I. FinTech Masala, LLC

FinTech Masala, LLC is a related party because Betsy Cohen is the mother of Daniel G. Cohen and is a  member of FinTech Masala, LLC.  Daniel G. Cohen is also a member of Fintech Masala, LLC.  The Company has engaged Betsy Cohen on behalf of FinTech Masala, LLC as a consultant to provide certain services related to the Insurance SPAC.  The Company has agreed to pay a consultant fee of $1 per month commencing July 1, 2019 and this shall continue until the earlier of (i) the date that is thirty days following the closing of the Insurance SPAC’s initial Business Combination and (ii) the date on which the Company or Betsy Cohen terminates the consulting agreement. Betsy Cohen made a $2 investment in the Sponsor Entities in March 2019.  This investment is included as a component of non-controlling interest in the consolidated balance sheet.

The Company has a sublease agreement for certain office space with FinTech Masala, LLC.  The Company received payments under this agreement.  The payments are recorded as a reduction in rent expenses.  This sublease agreement commenced on August 1, 2018.  It has an annual term that auto-renews if not cancelled earlier.  It can be cancelled by either party upon 90 days’ notice.  The income earned on this sublease is included as a reduction in rent expense in the consolidated income statement and are disclosed in the tables below.

J. Investment Vehicle and Other

EuroDekania

EuroDekania is considered a related party because it is an equity method investment of the Company.   The Company has an investment in and a management contract with EuroDekania.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management in the tables below.  As of June 30, 2019, the Company owned 32.6% of the equity of EuroDekania.

Currently, EuroDekania is not making any new investments and will likely liquidate the remaining investments in in the second half of 2019.

SPAC Fund

The SPAC Fund is considered a related party because it is an equity method investment of the Company.   The Company has an investment in and a management contract with the SPAC Fund.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management in the tables below.  As of June 30, 2019, the Company owned 3.82% of the equity of the SPAC Fund.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management and are shown in the tables below.  As of June 30, 2019, the Company owned 4.5% of the equity of the US Insurance JV.

Insurance SPAC

The Insurance SPAC is a related party as it is an equity method investment of the Sponsor Entities, which are consolidated by the Company.  As of June 30, 2019, the Sponsor Entities owned 26.8% of the equity in Insurance SPAC. Income earned, or loss incurred on equity method investments is included in the tables below.  The Operating LLC and the Insurance SPAC entered into an administrative services agreement, dated March 19, 2019, pursuant to which the Operating LLC and the Insurance SPAC agreed that, commencing on the date that the Insurance SPAC’s securities were first listed on the Nasdaq Capital Market through the earlier of the Insurance SPAC’s consummation of a Business Combination and its liquidation, the Insurance SPAC will pay the Operating LLC $10 per month for certain office space, utilities, secretarial support, and administrative services.  Revenue earned by the Company from the administrative services agreement is included as part of principal transactions and other income in the tables below.  The Company agreed to lend the Insurance SPAC $750 for operating and acquisition related expenses.  No amounts have been lent to date under this facility.  See note 4.

The following tables display the routine transactions recognized in the statements of operations from the identified related parties that are described above.

RELATED PARTY TRANSACTIONS
Six Months Ended June 30, 2019
(Dollars in Thousands)

	Net trading	Asset management	Principal transactions and other income	Income (loss) from equity method affiliates	Operating expense	Interest expense(income) incurred
CBF	$-	$-	$-	$-	$-	$327
DGC Family Fintech Trust	-	-	-	-	-	808
Duane Morris	-	-	-	-	165	-
EBC	-	-	-	-	-	95
Edward E. Cohen IRA	-	-	-	-	-	174
EuroDekania	-	236	281	-	-	-
Fintech Acquisition Corp. III	-	-	5	-	-	-
Fintech Masala, LLC	-	-	-	-	(12)	-
Insurance SPAC	-	-	35	(256)	-	-
JKD Investor	-	-	-	-	-	521
SPAC Fund	-	63	49	-	-	-
TBBK	4	-	-	-	-	-
U.S. Insurance JV	-	150	83	-	-	-
	$4	$449	$453	$(256)	$153	$1,925

RELATED PARTY TRANSACTIONS
Six Months Ended June 30, 2018
(Dollars in Thousands)

	Net trading	Asset management	Principal transactions and other income	Income (loss) from equity method affiliates	Operating expense	Interest expense(income) incurred
CBF	$-	$-	$-	$-	$-	$195
DGC Family Fintech Trust	-	-	-	-	-	762
Duane Morris	-	-	-	-	266	-
EBC	-	-	-	-	-	119
Edward E. Cohen IRA	-	-	-	-	-	217
EuroDekania	-	91	751	-	-	-
Fintech Acquisition Corp. II	-	-	5	-	-	-
JKD Investor	-	-	-	-	-	876
TBBK	21	-	-	-	-	-
	$21	$91	$756	$-	$266	$2,169

RELATED PARTY TRANSACTIONS
Three Months Ended June 30, 2019
(Dollars in Thousands)

	Net trading	Asset management	Principal transactions and other income	Income (loss) from equity method affiliates	Operating expense	Interest expense(income) incurred
CBF	$-	$-	$-	$-	$-	$208
DGC Family Fintech Trust	-	-	-	-	-	418
Duane Morris	-	-	-	-	63	-
EBC	-	-	-	-	-	48
Edward E. Cohen IRA	-	-	-	-	-	87
EuroDekania	-	150	(10)	-	-	-
Fintech Acquisition Corp. III	-	-	2	-	-	-
Fintech Masala, LLC	-	-	-	-	(6)	-
Insurance SPAC	-	-	31	(248)	-	-
JKD Investor	-	-	-	-	-	243
SPAC Fund	-	32	25	-	-	-
TBBK	2	-	-	-	-	-
U.S. Insurance JV	-	71	44	-	-	-
	$2	$253	$92	$(248)	$57	$1,004

RELATED PARTY TRANSACTIONS
Three Months Ended June 30, 2018
(Dollars in Thousands)

	Net trading	Asset management	Principal transactions and other income	Income (loss) from equity method affiliates	Operating expense	Interest expense(income) incurred
CBF	$-	$-	$-	$-	$-	$107
DGC Family Fintech Trust	-	-	-	-	-	386
Duane Morris	-	-	-	-	58	-
EBC	-	-	-	-	-	60
Edward E. Cohen IRA	-	-	-	-	-	109
EuroDekania	-	58	706	-	-	-
Fintech Acquisition Corp. II	-	-	3	-	-	-
JKD Investor	-	-	-	-	-	545
TBBK	10	-	-	-	-	-
	$10	$58	$709	$-	$58	$1,207

The following related party transactions are non-routine and are not included in the tables above.

G.  Directors and Employees

The Company has entered into employment agreements with Mr. Cohen and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $78 and $169 for the three and six months ended June 30, 2019, respectively, and $118 and $57 for the three and six months ended June 30, 2018, respectively.

The Company leases office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio, Jr., the vice chairman of the Company’s board of directors.  The Company recorded $24 of rent expense for the three months ended June 30, 2019 and 2018, respectively. The Company recorded $48 of rent expense for the six months ended June 30, 2019 and 2018, respectively.

24. DUE FROM / DUE TO RELATED PARTIES

The following table summarizes the outstanding due from / to related parties as of each date shown. These amounts may result from normal operating advances, employee advances, or from timing differences between the transactions disclosed in note 23 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	June 30, 2019	December 31, 2018
Employees & other	$495	$793
Due from related parties	$495	$793

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

•

Capital Markets:  Our Capital Markets business segment consists primarily of fixed income sales, trading, matched book repo financing, new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs and other forward agency MBS contracts, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We carry out our capital markets activities primarily through our subsidiaries: JVB in the United States and CCFL and CCFEL in Europe.

•

Asset Management:    Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of June 30, 2019, we had approximately $2.80 billion in assets under management (“AUM”) of which 82.7% was in CDOs. A substantial portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles which were more recently formed.

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

A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.  We provide investment banking and advisory services in Europe through our subsidiaries CCFL and CCFEL and advisory services in the United States through our subsidiary, JVB. Currently, JVB’s primary source of new issue revenue is from originating assets for our U.S. insurance asset management business and CCFL’s primary source of new issue revenue is from originating assets into the PriDe funds and managed accounts.

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of June 30, 2019,  82.7% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

U.S. Insurance JV

On May 16, 2018, we committed to invest up to $3,000 in a newly formed joint venture (the “U.S. Insurance JV”) with an outside investor who committed to invest approximately $63,000 of equity in the U.S. Insurance JV.  The U.S. Insurance JV was formed for the purposes of investing in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies and is managed by Dekania Capital Management, LLC, a registered investment advisor subsidiary of the Company (“DCM”). We are required to invest 4.5% of the total equity of the U.S. Insurance JV with an absolute limit of $3,000. The U.S. Insurance JV may use leverage to grow its assets. As of June 30, 2019, we had invested $1,900.

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

SPAC Fund

On August 6, 2018, we invested in and became the general partner of a newly formed partnership, the SPAC Fund, for the purposes of investing in the equity securities of SPACs.  Cohen & Company Financial Management, LLC, a registered investment advisor subsidiary of the Company (“CCFM”), is the manager of the SPAC Fund.  As of June  30, 2019, we had invested $630 in the SPAC Fund. We are entitled to a quarterly base management fee based on a percentage of the net asset value of the SPAC Fund and an annual incentive allocation based on the actual returns earned by the SPAC Fund.  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The Sponsor Entities raised $2,550 from third party investors and the remaining investment in the private placement was made by the Company.  The Company consolidates the Sponsor Entities and treats its investment in the Insurance SPAC as an equity method investment.  The $2,550 raised from third party investors is treated as non-controlling interest.  See notes 4 and 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The Sponsor Entities collectively hold 5,103,333 founder shares of the Insurance SPAC.  Subject to certain limited exceptions, placement units held by the Sponsor Entities will not be transferable or salable until 30 days following a Business Combination, and founder shares held by the Sponsor Entities will not be transferable or salable except (a) with respect to 20% of such shares, until consummation of a Business Combination, and (b) with respect to additional 20% tranches of such shares, when the closing price of the SPAC common stock exceeds $12.00, $13.50, $15.00, and $17.00, respectively, for 20 out of any 30 consecutive trading days following the consummation of a Business Combination, in each case subject to certain limited exceptions.

In June 2018, in response to the uncertainty surrounding Brexit, we formed a new subsidiary, CCFEL (f/k/a Cohen & Company Financial (Ireland) Limited) in Ireland, for the purpose of seeking to become regulated to perform asset management and capital markets activities in Ireland and the European Union.  In April 2019, CCFEL received authorization from the CBI under the European Union (Markets in Financial Instruments) Regulations 2017 to provide investment services in respect of certain financial instruments including transferable securities, money-market instruments, units in collective investment undertakings and various option, futures, swaps, forward rate agreements and other derivative contracts (“Financial Instruments”).  The services for which CCFEL received authorization include the receipt and transmission of orders in relation to Financial Instruments, the execution of orders on behalf of clients, portfolio management, investment advice and investment research and financial analysis.  In addition, CCFEL applied for approval of a French branch which approval was granted by the CBI and the branch was authorized by the French regulators in April 2019.  Following authorization of the French Branch of CCFEL, various contracts originally entered into by CCFL were novated to the French Branch of CCFEL.  The novation of contracts was completed on July 1, 2019.

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

 Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2019 and 2018.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,		Favorable / (Unfavorable)
	2019	2018	$ Change	% Change
Revenues
Net trading	$17,394	$13,377	$4,017	30%
Asset management	3,747	5,009	(1,262)	(25)%
New issue and advisory	-	873	(873)	(100)%
Principal transactions and other income	1,168	2,269	(1,101)	(49)%
Total revenues	22,309	21,528	781	4%

Operating expenses
Compensation and benefits	12,796	11,783	(1,013)	(9)%
Business development, occupancy, equipment	1,706	1,511	(195)	(13)%
Subscriptions, clearing, and execution	4,329	3,985	(344)	(9)%
Professional fee and other operating	2,869	3,121	252	8%
Depreciation and amortization	159	113	(46)	(41)%
Total operating expenses	21,859	20,513	(1,346)	(7)%

Operating income / (loss)	450	1,015	(565)	(56)%

Non-operating income / (expense)

Interest expense, net	(3,793)	(4,020)	227	6%
Income / (loss) from equity method affiliates	(256)	-	(256)	NM
Income / (loss) before income taxes	(3,599)	(3,005)	(594)	(20)%
Income tax expense / (benefit)	(747)	(664)	83	13%
Net income / (loss)	(2,852)	(2,341)	(511)	(22)%
Less: Net income (loss) attributable to the non-controlling interest	(1,240)	(947)	293	31%
Net income / (loss) attributable to Cohen & Company Inc.	$(1,612)	$(1,394)	$(218)	(16)%

Revenues

Revenues increased by $781, or 4%, to $22,309 for the six months ended June 30, 2019 from $21,528 for the six months ended June 30, 2018. As discussed in more detail below, the change was comprised of (i) an increase of $4,017 in net trading revenue; (ii) a decrease of $1,262 in asset management revenue; (iii) a decrease of $873 in new issue and advisory revenue; and (iv) a decrease of $1,101 in principal transactions and other income.

Net Trading

Net trading revenue increased by $4,017, or 30%, to $17,394 for the six months ended June 30, 2019 from $13,377 for the six months ended June 30, 2018.     The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	Six Months Ended June 30,
	2019	2018	Change
Mortgage	$2,567	$2,697	$(130)
Matched book repo	3,636	2,049	1,587
High yield corporate	3,502	4,821	(1,319)
Investment grade corporate	407	394	13
SBA	678	255	423
Wholesale and other	6,604	3,161	3,443
Total	$17,394	$13,377	$4,017

Our net trading revenue includes unrealized gains on our trading investments as of the applicable measurement date that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized may not be indicative of future results. Furthermore, from time to time, some of the assets included in the investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB valuation hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 7, 8 and 9 to our consolidated financial statements included in this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	As of June 30,		As of December 31,
	2019	2018	2018	2017
Company sponsored CDOs	$2,311,484	$2,805,798	$2,386,614	$3,117,372
Other Investment Vehicles (1)	484,003	374,663	465,665	374,510
Assets under management (2)	$2,795,487	$3,180,461	$2,852,279	$3,491,882

(1)	Other Investment Vehicles represent all AUM that are not company sponsored CDOs.
(2)

In some cases, accounts we manage employ leverage.  In some cases our fees are based on gross assets and in some cases on net assets.  AUM included herein is calculated using either the gross or net assets of each managed account or CDO based on whichever serves as the basis for our management fees.

(3)

Asset management fees decreased by $1,262, or 25%, to $3,747 for the six months ended June 30, 2019 from $5,009 for the six months ended June 30, 2018, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Six Months Ended June 30,
	2019	2018	Change
CDOs	$1,853	$2,804	$(951)
Other	1,894	2,205	(311)
Total	$3,747	$5,009	$(1,262)

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

Asset management fees from Company sponsored CDOs decreased by $951 to $1,853 for the six months ended June 30, 2019 from $2,804 for the six months ended June 30, 2018. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	Six Months Ended June 30,
	2019	2018	Change
TruPS and insurance company debt - U.S.	$1,571	$1,852	$(281)
TruPS and insurance company debt - Europe	198	748	(550)
Broadly syndicated loans - Europe	84	204	(120)
Total	$1,853	$2,804	$(951)

Asset management fees for TruPS and insurance company debt – U.S. declined.  In October 2018, the Alesco II CDO had a successful auction of its assets and liquidated.  During the six months ended June 30, 2018, the Company recorded management fee revenue of $143 associated with the Alesco II CDO.  The remaining reduction in asset management fees for TruPS and insurance company debt – U.S. was a result of average AUM declining due to principal repayments on the assets in these securitizations

Asset management fees for TruPS and insurance company debt – Europe declined.  In June 2018, the Dekania Europe I CDO had a successful auction of its assets and liquidated.  During the six months ended June 30, 2018, the Company recorded management fee revenue of $435 associated with the Dekania Europe I CDO.  The remaining reduction in asset management fees for TruPS and insurance company debt – Europe was a result a decline in AUM due to principal repayments on the assets in these securitizations

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  Fees declined primarily due to a reduction in AUM due to principal payments received and defaults of the assets in the CLO as well as the effect of foreign exchange rates.

Other

Other asset management revenue decreased by $311 to $1,894 for the six months ended June 30, 2019 from $2,205 for the six months ended June 30, 2018.   The decrease was primarily due to a reduction in performance fees being earned on our managed accounts during the six months ended June 30, 2019 as compared to the same period in 2018.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $873, or 100%, to $0 for the six months ended June 30, 2019 from $873 for the six months ended June 30, 2018.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $1,101, or 49%, to $1,168 for the six months ended June 30, 2019, as compared to $2,269 for the six months ended June 30, 2018.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Six Months Ended June 30,
	2019	2018	Change
EuroDekania	$281	$751	$(470)
Currency hedges	42	50	(8)
CLO investments	169	919	(750)
SPAC equity positions	33	171	(138)
U.S. Insurance JV	83	-	83
SPAC Fund	49	-	49
Other principal investments	278	-	278
Total principal transactions	935	1,891	(956)

Star Asia revenue share	-	169	(169)
IIFC revenue share	221	215	6
All other income / (loss)	12	(6)	18
Other income	233	378	(145)

Total principal transactions and other income	$1,168	$2,269	$(1,101)

Principal Transactions

EuroDekania is a company that invests in hybrid capital securities of European companies and we carry our investment at the reported NAV.  Income recognized in each period is the result of changes in the underlying NAV of the fund as well as distributions received.  Our investment in EuroDekania is denominated in Euros.  We sometimes hedge this exposure (as described in greater detail below).  Currently, EuroDekania is not making new investments, and has no plans to make new investments.  As cash has been received from its current investments, it has been returned to EuroDekania’s shareholders.  We expect EuroDekania to complete its winding up in the second half of 2019.  We do not expect material gains or losses related to this investment subsequent to June 30, 2019.

Our currency hedge consists of a Euro forward agreement designed to hedge the currency risk primarily associated with our investment in EuroDekania.

The CLO investments represent investments in the most junior tranche of certain CLOs.  The average carrying value of our CLO investments for the six months ended June 30, 2019 was $2,733 as compared to $12,833 for the six months ended June 30, 2018.  These investments are carried at fair value.  See note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

SPAC equity positions represents unrestricted and restricted equity investments in publicly traded SPACs   See note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

The U.S. Insurance JV is a company that invests in debt issued by insurance companies and we carry our investment at its reported NAV.  Income recognized in each period is the result of changes in the underlying NAV of the fund as well as distributions received. See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

The SPAC Fund primarily invests in the equity of SPACs and we carry our investment at its reported NAV.  Income recognized in each period is the result of changes in the underlying NAV of the SPAC Fund as well as distributions received. See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Income

Other income decreased by $145 to $233 for the six months ended June 30, 2019, as compared to $378 for the six months ended June 30, 2018. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.

The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned in excess of certain thresholds.  These arrangements expire, or have expired, as follows:

•	The Star Asia revenue share arrangement terminated during the first half of 2018.
•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $2,406.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $1,346, or 7%, to $21,859 for the six months ended June 30, 2019 from $20,513 for the six months ended June 30, 2018. As discussed in more detail below, the change was comprised of (i) an increase of $1,013 in compensation and benefits; (ii) an increase of $195 in business development, occupancy, and equipment; (iii) an increase of $344 in subscriptions, clearing, and execution; (iv) a decrease of $252 of professional fee and other operating; and (v) an increase of $46 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $1,013, or 9%, to $12,796 for the six months ended June 30, 2019 from $11,783 for the six months ended June 30, 2018.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Six Months Ended June 30,
	2019	2018	Change
Cash compensation and benefits	$12,433	$11,492	$941
Equity-based compensation	363	291	72
Total	$12,796	$11,783	$1,013

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $941 to $12,433 for the six months ended June 30, 2019 from $11,492 for the six months ended June 30, 2018. Our total headcount increased from 87 at June 30, 2018 to 91 at June 30, 2019.

Equity-based compensation increased by $72 to $363 for the six months ended June 30, 2019 from $291 for the six months ended June 30, 2018.  The increase was a result of the fact that there was a higher level of grants during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $195, or 13%, to $1,706 for the six months ended June 30, 2019 from $1,511 for the six months ended June 30, 2018.  The increase was comprised of an increase of $34 from business development and $161 from occupancy and equipment.  The increase in business development costs was primarily the result of expenses related to the promotion of businesses.  The increase in occupancy and equipment was primarily the result of costs incurred in connection with the termination of our London office lease and increased rent from our New York office lease effective August 1, 2018.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $344, or 9%, to $4,329 for the six months ended June 30, 2019 from $3,985 for the six months ended June 30, 2018.  The increase was comprised of an increase in subscriptions of $187 and an increase in clearing and execution costs of $157.  Clearing and execution costs increased primarily as a result of increased trading volumes.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses decreased by $252, or 8%, to $2,869 for the six months ended June 30, 2019 from $3,121 for the six months ended June 30, 2018. The decrease was comprised of a decrease in professional fees of $159 and a decrease in other operating expense of $93.

Depreciation and Amortization

Depreciation and amortization increased by $46, or 41%, to $159 for the six months ended June 30, 2019 from $113 for the six months ended June 30, 2018.  The increase was primarily the result of new equipment depreciation related to our New York office.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $227, or 6%, to $3,793 for the six months ended June 30, 2019 from $4,020 for the six months ended June 30, 2018.

INTEREST EXPENSE
(Dollars in Thousands)

	Six Months Ended June 30,
	2019	2018	Change
Junior subordinated notes	$1,764	$1,707	$57
2013 Convertible Notes	269	408	(139)
2017 Convertible Note	726	714	12
2018 MB LOC	182	71	111
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF	409	244	165
Redeemable Financial Instrument - JKD Capital Partners I LTD	521	876	(355)
Redeemable Financial Instrument - ViaNova Capital Group, LLC	(78)	-	(78)
	$3,793	$4,020	$(227)

See notes 15 and 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $256 to ($256) for the six months ended June 30, 2019 from $0 for the six months ended June 30, 2018.  The loss during 2019 is from our equity method investment in the Insurance SPAC.  The Company acquired this investment in March 2019.  See note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $83 to income tax expense / (benefit) of ($747) for the six months ended June 30, 2019 from ($664) for the six months ended June 30, 2018.  In the six months ended June 30, 2019, we estimated that we will incur a net operating loss in 2019 for U.S. income tax purposes.  Therefore, we expect to have additional net operating loss carryforwards available to offset a portion of our deferred tax liability in future years.  The reduction of the deferred tax liability is recorded as an income tax benefit.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the six months ended June 30, 2019 and 2018 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned by us.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Six Months Ended June 30, 2019

	Wholly Owned Subsidiaries	Majority Owned Subsidiaries	Total Operating LLC Consolidated	Cohen & Company, Inc.	Consolidated
Net income / (loss) before tax	$(3,343)	$(256)	$(3,599)	$-	$(3,599)
Income tax expense / (benefit)	1		1	(748)	(747)
Net income / (loss) after tax	(3,344)	(256)	(3,600)	748	(2,852)
Majority owned subsidiary non-controlling interest	-	(131)	(131)
Net income / (loss) attributable to the Operating LLC	(3,344)	(125)	(3,469)
Average effective Operating LLC non-controlling interest % (1)			30.81%
Operating LLC non-controlling interest			$(1,109)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Six Months Ended June 30, 2018

	Wholly Owned Subsidiaries	Majority Owned Subsidiaries	Total Operating LLC Consolidated	Cohen & Company, Inc.	Consolidated
Net income / (loss) before tax	$(3,005)	$-	$(3,005)	$-	$(3,005)
Income tax expense / (benefit)	24	-	24	(688)	(664)
Net income / (loss) after tax	(3,029)	-	(3,029)	688	(2,341)
Majority owned subsidiary non-controlling interest	-	-	-
Net income / (loss) attributable to the Operating LLC	(3,029)	-	(3,029)
Average effective Operating LLC non-controlling interest % (1)			31.26%
Operating LLC non-controlling interest			$(947)

(1)Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2019 and 2018.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Favorable / (Unfavorable)
	2019	2018	$ Change	% Change
Revenues
Net trading	$8,670	$7,186	$1,484	21%
Asset management	1,745	3,205	(1,460)	(46)%
New issue and advisory	-	177	(177)	(100)%
Principal transactions and other income	754	1,622	(868)	(54)%
Total revenues	11,169	12,190	(1,021)	(8)%

Operating expenses
Compensation and benefits	6,432	6,589	157	2%
Business development, occupancy, equipment	895	644	(251)	(39)%
Subscriptions, clearing, and execution	2,056	2,151	95	4%
Professional fee and other operating	1,190	1,379	189	14%
Depreciation and amortization	78	52	(26)	(50)%
Total operating expenses	10,651	10,815	164	2%

Operating income / (loss)	518	1,375	(857)	(62)%

Non-operating income / (expense)

Interest expense, net	(1,939)	(2,201)	262	12%
Income / (loss) from equity method affiliates	(248)	-	(248)	NM
Income / (loss) before income taxes	(1,669)	(826)	(843)	(102)%
Income tax expense / (benefit)	(641)	(636)	5	1%
Net income / (loss)	(1,028)	(190)	(838)	(441)%
Less: Net income (loss) attributable to the non-controlling interest	(618)	(270)	348	129%
Net income / (loss) attributable to Cohen & Company Inc.	$(410)	$80	$(490)	(613)%
Revenues

Revenues decreased by $1,021, or 8%, to $11,169 for the three months ended June 30, 2019 from $12,190 for the three months ended June 30, 2018. As discussed in more detail below, the change was comprised of (i) an increase of $1,484 in net trading revenue; (ii) a decrease of $1,460 in asset management revenue; (iii) a decrease of $177 in new issue and advisory revenue; and (iv) a decrease of $868 in principal transactions and other income.

Net Trading

Net trading revenue increased by $1,484, or 21%, to $8,670 for the three months ended June 30, 2019 from $7,186 for the three months ended June 30, 2018.     The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	Three Months Ended June 30,
	2019	2018	Change
Mortgage	$1,459	$1,394	$65
Matched book repo	2,342	940	1,402
High yield corporate	1,502	2,790	(1,288)
Investment grade corporate	152	232	(80)
SBA	179	(44)	223
Wholesale and other	3,036	1,874	1,162
Total	$8,670	$7,186	$1,484

Our net trading revenue includes unrealized gains on our trading investments as of the applicable measurement date that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized may not be indicative of future results. Furthermore, from time to time, some of the assets included in the investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB valuation hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 7, 8 and 9 to our consolidated financial statements included in this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

We consider our matched book repo business to be subject to significant concentration risk.  See note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Asset Management

Asset management fees decreased by $1,460, or 46%, to $1,745 for the three months ended June 30, 2019 from $3,205 for the three months ended June 30, 2018, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Three Months Ended June 30,
	2019	2018	Change
CDOs	$903	$1,517	$(614)
Other	842	1,688	(846)
Total	$1,745	$3,205	$(1,460)

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

Asset management fees from Company sponsored CDOs decreased by $614 to $903 for the three months ended June 30, 2019 from $1,517 for the three months ended June 30, 2018. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	Three Months Ended June 30,
	2019	2018	Change
TruPS and insurance company debt - U.S.	$773	$927	$(154)
TruPS and insurance company debt - Europe	90	497	(407)
Broadly syndicated loans - Europe	40	93	(53)
Total	$903	$1,517	$(614)

Asset management fees for TruPS and insurance company debt – U.S. declined.  In October 2018, the Alesco II CDO had a successful auction of its assets and liquidated.  During the three months ended June 30, 2018, the Company recorded management fee revenue of $71 associated with the Alesco II CDO.  The remaining reduction in asset management fees for TruPS and insurance company debt – U.S. was the result of average AUM declining due to principal repayments on the assets in these securitizations

Asset management fees for TruPS and insurance company debt – Europe declined.  In June 2018, the Dekania Europe I CDO had a successful auction of its assets and liquidated.  During the three months ended June 30, 2018, the Company recorded management fee revenue of $356 associated with the Dekania Europe I CDO.  The remaining reduction in asset management fees for TruPS and insurance company debt – Europe was the result a decline in AUM due to principal repayments on the assets in these securitizations

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  Fees declined primarily due to a reduction in AUM due to principal payments received and defaults of the assets in the CLO as well as the effect of foreign exchange rates.

Other

Other asset management revenue decreased by $846 to $842 for the three months ended June 30, 2019 from $1,688 for the three months ended June 30, 2018.   The decrease was primarily due to a reduction of performance fees being earned on our managed accounts during the six months ended June 30, 2019 as compared to the same period in 2018.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $177, or 100%, to $0 for the three months ended June 30, 2019 from $177 for the three months ended June 30, 2018.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $868, or 54%, to $754 for the three months ended June 30, 2019, as compared to $1,622 for the three months ended June 30, 2018.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Three Months Ended June 30,
	2019	2018	Change
EuroDekania	$(11)	$706	$(717)
Currency hedges	2	70	(68)
CLO investments	96	584	(488)
SPAC equity positions	151	83	68
U.S. Insurance JV	44	-	44
SPAC Fund	25	-	25
Other principal investments	278	-	278
Total principal transactions	585	1,443	(858)

Star Asia revenue share	-	86	(86)
IIFC revenue share	125	95	30
All other income / (loss)	44	(2)	46
Other income	169	179	(10)

Total principal transactions and other income	$754	$1,622	$(868)

Principal Transactions

EuroDekania is a company that invests in hybrid capital securities of European companies and we carry our investment at the reported NAV.  Income recognized in each period is the result of changes in the underlying NAV of the fund as well as distributions received.  Our investment in EuroDekania is denominated in Euros.  We sometimes hedge this exposure (as described in greater detail below).  Currently, EuroDekania is not making new investments, and has no plans to make new investments.  As cash is received from its current investments, it has been returned to EuroDekania’s shareholders.  We expect EuroDekania to complete its winding up in the second half of 2019.  We do not expect material gains or losses related to this investment subsequent to June 30, 2019.

Our currency hedge consists of a Euro forward agreement designed to hedge the currency risk primarily associated with our investment in EuroDekania.

The CLO investments represent investments in the most junior tranche of certain CLOs.  The average carrying value of our CLO investments for the three months ended June 30, 2019 was $2,733 as compared to $14,375 for the three months ended June 30, 2018.  These investments are carried at fair value.  See note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

SPAC equity positions represents unrestricted and restricted equity investments in publicly traded SPACs.   See note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

The U.S. Insurance JV is a company that invests in debt issued by insurance companies and we carry our investment at its reported NAV.  Income recognized in each period is the result of changes in the underlying NAV of the fund as well as distributions received. See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

The SPAC Fund is a company that primarily invests in the equity of SPACs and we carry our investment at the reported NAV.  Income recognized in each period is the result of changes in the underlying NAV of the SPAC Fund as well as distributions received. See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Income

Other income decreased by $10 to $169 for the three months ended June 30, 2019, as compared to $179 for the three months ended June 30, 2018. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.

The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned in excess of certain thresholds.  These arrangements expire, or have expired, as follows:

•	The Star Asia revenue share arrangement terminated during the first half of 2018.
•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $2,406.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses decreased by $164, or 2%, to $10,651 for the three months ended June 30, 2019 from $10,815 for the three months ended June 30, 2018. As discussed in more detail below, the change was comprised of (i) a decrease of $157 in compensation and benefits; (ii) an increase of $251 in business development, occupancy, and equipment; (iii) a decrease of $95 in subscriptions, clearing, and execution; (iv) a decrease of $189 of professional fee and other operating expenses; and (v) an increase of $26 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $157, or 2%, to $6,432 for the three months ended June 30, 2019 from $6,589 for the three months ended June 30, 2018.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Three Months Ended June 30,
	2019	2018	Change
Cash compensation and benefits	$6,242	$6,423	$(181)
Equity-based compensation	190	166	24
Total	$6,432	$6,589	$(157)

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $181 to $6,242 for the three months ended June 30, 2019 from $6,423 for the three months ended June 30, 2018.  This decrease was primarily the result of a decrease in incentive compensation that is tied to revenue and operating profitability.  Our total headcount increased from 87 at June 30, 2018 to 91 at June 30, 2019.

Equity-based compensation increased by $24 to $190 for the three months ended June 30, 2019 from $166 for the three months ended June 30, 2018.  The increase was the result of the fact that equity grants increased during 2019 as compared to 2018.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $251, or 39%, to $895 for the three months ended June 30, 2019 from $644 for the three months ended June 30, 2018.  The increase was due to an increase in business development costs of $55 and an increase in other occupancy expense of $196.  The increase in occupancy and equipment was primarily the result of increased rent from our New York office lease effective August 1, 2018.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $95, or 4%, to $2,056 for the three months ended June 30, 2019 from $2,151 for the three months ended June 30, 2018.  The decrease was the result of a decrease in clearing and execution of $199 partially offset by an increase in subscriptions of $104.

Professional fee and Other Operating Expenses

Professional fee and other operating expenses decreased by $189, or 14%, to $1,190 for the three months ended June 30, 2019 from $1,379 for the three months ended June 30, 2018. The decrease is comprised of a decrease in professional fees of $179 and a  decrease in other operating expenses of $10.

Depreciation and Amortization

Depreciation and amortization increased by $26, or 50%, to $78 for the three months ended June 30, 2019 from $52 for the three months ended June 30, 2018.  The increase was primarily the result of new asset purchases related to our New York office lease.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $262, or 12%, to $1,939 for the three months ended June 30, 2019 from $2,201 for the three months ended June 30, 2018.

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended June 30,
	2019	2018	Change
Junior subordinated notes	$885	$886	$(1)
2013 Convertible Notes	135	206	(71)
2017 Convertible Note	366	359	7
2018 MB LOC	90	71	19
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF	261	134	127
Redeemable Financial Instrument - JKD Capital Partners I LTD	243	545	(302)
Redeemable Financial Instrument - ViaNova Capital Group, LLC	(41)	-	(41)
	$1,939	$2,201	$(262)

See notes 15 and 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $248 to ($248) for the three months ended June 30, 2019 from $0 for the three months ended June 30, 2018.  The loss during 2019 is from our equity method investment in the Insurance SPAC.  The Company acquired this investment in March 2019.  See note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $5 to income tax expense / (benefit) of $(641) for the three months ended June 30, 2019 from $(636) for the three months ended June 30, 2018.  In the three months ended June 30, 2019, we estimated that we will incur a net operating loss for 2019 for U.S. income tax purposes.  Therefore, we expect to have additional net operating loss carryforwards available to offset a portion of our deferred tax liability in future years.  The reduction of the deferred tax liability is recorded as an income tax benefit.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended June 30, 2019 and 2018 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned by us.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended June 30, 2019

	Wholly Owned Subsidiaries	Majority Owned Subsidiaries	Total Operating LLC Consolidated	Cohen & Company, Inc.		Consolidated
Net income / (loss) before tax	$(1,421)	$(248)	$(1,669)	$		$(1,669)
Income tax expense / (benefit)	(7)		(7)		(634)	(641)
Net income / (loss) after tax	(1,414)	(248)	(1,662)		634	(1,028)
Majority owned subsidiary non-controlling interest		(127)	(127)
Net income / (loss) attributable to the Operating LLC	(1,414)	(121)	(1,535)
Average effective Operating LLC non-controlling interest % (1)			29.54%
Operating LLC non-controlling interest			$(491)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended June 30, 2018

	Wholly Owned Subsidiaries	Majority Owned Subsidiaries	Total Operating LLC Consolidated	Cohen & Company, Inc.	Consolidated
Net income / (loss) before tax	$(826)	$-	$(826)	$-	$(826)
Income tax expense / (benefit)	37	-	37	(673)	(636)
Net income / (loss) after tax	(863)	-	(863)	673	(190)
Majority owned subsidiary non-controlling interest	-	-	-
Net income / (loss) attributable to the Operating LLC	(863)	-	(863)
Average effective Operating LLC non-controlling interest % (1)			31.29%
Operating LLC non-controlling interest			$(270)

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the Securities and Exchange Commission (“SEC”) and Financial Industry Regulatory Authority (“FINRA”) that require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through a distribution or a loan. CCFL is regulated by the Financial Conduct Authority (“FCA”) and CCFEL is regulated by the Central Bank of Ireland (the “CBI”) and each must maintain certain minimum levels of capital. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

See Liquidity and Capital Resources – Contractual Obligations below.

During the third quarter of 2010, our board of directors initiated a dividend of $0.50 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, our board of directors declared a dividend of $0.20 per quarter, which was paid regularly through the first quarter of 2019.  Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon payment of dividends to our stockholders.

On August 2, 2018, we announced that we have decided to suspend our quarterly cash dividend. Suspending the $0.20 quarterly dividend is expected to save approximately $1,341 in cash annually and approximately $671 million in cash during fiscal year 2019. We currently intend to use the related annual cash savings to invest in new business initiatives and improve our financial position. Any future determination to declare and pay dividends will be made at the discretion of our Board of Directors, after taking into account a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing our indebtedness.  Going forward, the Board of Directors will re-assess our capital resources and may or may not determine to reinstate the dividend based on that assessment.

Our board of directors can decide to increase, reduce, or eliminate dividends in the future.  The board of directors’ decision will depend on a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing our indebtedness.  There can be no assurances that such dividends will resume in the future and if  resumed, will not subsequently be discontinued.

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

During the six months ended June 30, 2019 and 2018 we repurchased 7,890 and 29,812 shares in the open market under the 10b5-1 Plan for a total purchase price of $65 and $320 respectively.

During the three months ended June 30, 2019, we repurchased 0 shares in the open market under the 10b5-1 Plan.  During the three months ended June 30, 2018, we repurchased 22,542 shares in the open market under the 10b5-1 Plan for a total purchase price of $249.

All of the repurchases noted above were completed using cash on hand.

During the six months ended June 30, 2019, we raised $2,550 by issuing equity of the Sponsor Entities to third parties.  This was accounted for as non-controlling interest as we consolidate the Sponsor Entities.  See notes 4 and 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.  Also, we raised $1,268 of proceeds from redeemable financial instruments.  See note 15 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

(5) To fund potential dividends and distributions. During the third quarter of 2010 and for each subsequent quarter through March 31, 2019, the board of directors has declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of Cohen & Company Inc.  On August 2, 2019, we announced that we have decided to suspend our quarterly cash dividend.

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

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay future dividends, if any.

As of June 30, 2019 and December 31, 2018, we maintained cash and cash equivalents of $13,077 and $14,106, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Six Months Ended June 30,
	2019	2018
Cash flow from operating activities	$(8,613)	$12,308
Cash flow from investing activities	3,500	(16,863)
Cash flow from financing activities	4,103	(1,644)
Effect of exchange rate on cash	(19)	(113)
Net cash flow	(1,029)	(6,312)
Cash and cash equivalents, beginning	14,106	22,933
Cash and cash equivalents, ending	$13,077	$16,621

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Six Months Ended June 30, 2019

As of June 30, 2019, our cash and cash equivalents were $13,077, representing a decrease of $1,029 from December 31, 2018. The decrease was attributable to cash used by operating activities of $8,613, cash provided by investing activities of $3,500, cash provided by financing activities of $4,103, and the decrease in cash caused by the change in exchange rates of $19.

The cash used by operating activities of $8,613 was comprised of (a) net cash inflows of $2,149 related to working capital fluctuations; (b) net cash outflows of  $7,751 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash outflows from other earnings items of $3,011 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, equity based compensation, depreciation and amortization, and amortization of discount on debt).

The cash provided by investing activities of $3,500 was comprised of (a) $8,008 of cash received from sales and returns of principal from other investments, at fair value; partially offset by (b) $705 of cash used to purchase other investments, at fair value; (c) $3,775 of investments in equity method affiliates; and (d) $28 of cash used to purchase furniture and equipment.

The cash provided by financing activities of $4,103 was comprised of (a) $1,268 in proceeds from redeemable financial instruments; (b) $2,550 in proceeds from the issuance of non-controlling interests; and (c) $1,210 in proceeds from draws on revolving credit facility; partially offset by (d) $128 in cash used to net settle equity awards;  (e) $65 in cash used to purchase and retire Common Stock;  (f) $213 in cash used for non-controlling interest distributions and (g) $519 in cash used to pay dividends

Six Months Ended June 30, 2018

The cash provided by operating activities of $12,308 was comprised of (a) net cash inflows of $258 related to working capital fluctuations; (b) net cash inflows of  $15,543 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash outflows from other earnings items of $3,493 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, equity based compensation, depreciation and amortization, and amortization of discount on debt).

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

Regulatory Capital Requirements

We have three subsidiaries that are licensed securities dealers: JVB in the United States,  CCFL in the United Kingdom, and CCFEL in Ireland. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act, and our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA and our Ireland-based subsidiary, CCFEL, is subject to the regulatory supervision and requirements of the CBI.  The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at June 30, 2019 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)
United States	$250
Europe	614
Total	$864

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at June 30, 2019, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $56,247. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the six months ended June 30, 2019 and the twelve months ended December 31, 2018 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Six Months Ended June 30, 2019	For the Twelve Months Ended December 31, 2018
Receivables under resale agreements
Period end	$6,054,821	$7,632,230
Monthly average	5,801,236	4,492,390
Maximum month end	6,832,292	7,632,230
Securities sold under agreements to repurchase
Period end	$6,104,767	$7,671,764
Monthly average	5,851,003	4,531,355
Maximum month end	6,890,268	7,671,764

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

Debt Financing

As of June 30, 2019, we had the following sources of debt financing other than securities financing arrangements: (1) convertible senior notes, comprised of the 2013 Convertible Notes and the 2017 Convertible Note and (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I.

See note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	As of June 30, 2019	As of December 31, 2018	Interest Rate Terms	Interest (4)	Maturity
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	$15,000	$15,000	Fixed	8.00%	March 2022 (1)
8.00% convertible senior notes (the "2013 Convertible Notes")	6,786	6,786	Fixed	8.00%	September 2019 (2)
Less unamortized debt issuance costs	(843)	(974)
	20,943	20,812
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	6.58%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	6.74%	March 2035
Less unamortized discount	(25,276)	(25,401)
	22,849	22,724
MB Financial Bank, N.A. Credit Facility	-	-	Variable	N/A	April 2021

LegacyTexas Credit Facility	1,210	-	Variable	N/A	November 2019
Total	$45,002	$43,536

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

(3)

The junior subordinated notes listed represent debt we owe to the two trusts noted above. The total par amount owed us to the trusts is $49,614.  However, we own the common stock of the trusts in a total par amount of $1,489.  We pay interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, we receive back from the trusts the pro rata share of interest and principal on the common stock held by us.  These trusts are VIEs and we do not consolidate them even though we hold the common stock.  We carry the common stock on our balance sheet at a value of $0. The junior subordinated notes are recorded at discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of June 30, 2019 on a combined basis is 16.25% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(4)	Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

As of June 30, 2019, we have the following sources of financing that we account for as redeemable financial instruments.  See note 15 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in thousands)

	As of June 30, 2019	As of December 31, 2018
JKD Capital Partners I LTD	$8,000	$6,732
DGC Family Fintech Trust / CBF	10,000	10,000
ViaNova Capital Group, LLC	638	716
Total	$18,638	$17,448

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 14 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of June 30, 2019.

Contractual Obligations

The table below summarizes our significant contractual obligations as of June 30, 2019 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 2013 Convertible Notes and 2017 Convertible Note are not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements.

CONTRACTUAL OBLIGATIONS
June 30, 2019
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$10,148	$1,445	$2,212	$1,905	$4,586
Maturity of 2013 Convertible Notes (1)	6,786	6,786	-	-	-
Interest on 2013 Convertible Notes (1)	263	263	-	-	-
Maturity of 2017 Convertible Note (1)	15,000	-	15,000	-	-
Interest on 2017 Convertible Note (1)	3,534	1,203	2,331	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	54,642	3,145	6,290	6,290	38,917
Redeemable Financial Instrument - JKD Capital Partners 1 (3)	8,000	8,000	-	-	-
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF (3)	10,000	-	10,000	-	-
Redeemable Financial Instrument - ViaNova (3)	638	638	-	-	-
Minimum variable payment due on Redeemable Financial Instruments (4)	480	320	160	-	-
Other Operating Obligations (5)	4,071	1,849	1,604	618	-
	$161,687	$23,649	$37,597	$8,813	$91,628

(1)	Assumes the 2013 Convertible Notes and 2017 Convertible Note are not converted prior to maturity.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 6.583% (based on a 90-day LIBOR rate in effect as of June 30, 2019 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 6.469% (based on a 90-day LIBOR rate in effect as of June 30, 2019 plus 4.15%) was used to compute the contractual interest payment in each period noted.

(3)

Represents redemption value of the redeemable financial instruments as of the reporting period. The redeemable financial instruments do not have a fixed maturity date.  The period shown above represents the first period the holder of these instruments has the ability to require redemption by us.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework –Changes to the Disclosure Requirements for Fair Value Measurement.  The ASU modifies the disclosure requirements in Topic 820, by removing certain disclosure requirements related to the valuation hierarchy, modifying existing disclosure requirements related to measurement uncertainty, and adding new disclosure requirements such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. Early adoption is permitted.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810):  Targeted Improvements to Related Party Guidance for Variable Interest Entities .  The ASU made targeted changes to the related party consolidation guidance. The new guidance changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity will need to consider indirect interests held through related parties under common control on a proportionate basis under the new guidance, rather than in their entirety, as has been the case under current guidance. The guidance is effective in annual periods beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted. We are currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606.  The ASU also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. It accomplishes this by allowing organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard.  The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue recognition.  This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the six months ended June 30, 2019, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point(“bps”) adverse shift across the entire yield curve. Based on this analysis, as of June 30, 2019, we would incur a loss of $2,215 if the yield curve rises 100 bps across all maturities and a gain of $2,208 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We have one permanent capital vehicle investment that is denominated in Euros.  The fair value of this investment is subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of June 30, 2019, our equity price sensitivity was $226 and our foreign exchange currency sensitivity was $19.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of June 30, 2019, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $493. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,223 as of June 30, 2019.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2019. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at June 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have suspended our dividend payments and may not be able to continue to pay dividends.

During the third quarter of 2010, our board of directors initiated a dividend of $0.50 per quarter, which was paid regularly through December 31, 2011. Beginning in 2012, our board of directors declared a dividend of $0.20 per quarter, which was paid regularly through the first quarter of 2019.  Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon payment of dividends to our stockholders.

On August 2, 2019, we announced that we have decided to suspend our quarterly cash dividend. Suspending the $0.20 quarterly dividend is expected to save approximately $1,341 in cash annually, approximately $671 in cash during fiscal year 2019. We currently intend to use the related annual cash savings to invest in new business initiatives and improve our financial position. Any future determination to declare and pay dividends will be made at the discretion of our Board of Directors, after taking into account a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing our indebtedness.  Going forward, the Board of Directors will re-assess its capital resources and may or may not determine to reinstate the dividend based on that assessment.

There can be no assurance that the Company will resume paying dividends on a regular basis.

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

Issuer Purchases of Equity Securities

None

Item  6.Exhibits

Exhibit No.	Description
18.1	Letter re change in accounting principles.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Six and Three Months Ended June 30, 2019 and 2018, (iii) the Consolidated Statement of Changes in Equity for the Six Months Ended June 30, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018, and (v) Notes to Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN

Lester R. Brafman
Date: August 5, 2019		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.

Joseph W. Pooler, Jr.
Date: August 5, 2019		Executive Vice President, Chief Financial Officer, and Treasurer