Form 10-Q
period 2019-09-30
Cohen & Co Inc.
filed 2019-11-01
CIK 1270436

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 29, 2019, there were 1,194,624 shares of common stock ($0.01 par value per share) of Cohen & Company Inc. (“Common Stock”) outstanding.

Cohen & Company Inc.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2019

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
•

a lack of liquidity, i.e., ready access to funds for use in our businesses, including the availability of securities financing from our clearing agency and the Fixed Income Clearing Corporation the (“FICC”) or the availability at prohibitive or excess funding rates;

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

“JVB Holdings” refers to JVB Financial Holdings, L.P.; “JVB” refers to J.V.B. Financial Group, LLC, a broker-dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom (the “FCA”); “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a subsidiary regulated by the Central Bank of Ireland ( the “CBI”) and “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

“Securities Act”  refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(

	September 30, 2019
	(unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$14,130	$14,106
Receivables from brokers, dealers, and clearing agencies	99,283	129,812
Due from related parties	317	793
Other receivables	5,949	12,072
Investments-trading	243,928	301,235
Other investments, at fair value	6,892	13,768
Receivables under resale agreements	7,052,919	7,632,230
Investment in equity method affiliates	3,410	-
Goodwill	7,992	7,992
Right-of-use asset - operating leases	7,460	-
Other assets	5,142	3,621
Total assets	$7,447,422	$8,115,629

Liabilities
Payables to brokers, dealers, and clearing agencies	$130,004	$201,598
Accounts payable and other liabilities	10,682	11,452
Accrued compensation	3,664	5,254
Trading securities sold, not yet purchased	90,016	120,122
Securities sold under agreements to repurchase	7,099,614	7,671,764
Deferred income taxes	1,100	2,017
Lease liability - operating leases	8,011	-
Redeemable financial instruments	18,540	17,448
Debt	46,091	43,536
Total liabilities	7,407,722	8,073,191

Commitments and contingencies (See note 20)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 4,983,557 shares authorized, 4,983,557 shares issued and outstanding (see note 17)	5	5
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,217,624 and 1,204,196 shares issued and outstanding, respectively, including 73,715 and 93,479 unvested or restricted share awards, respectively	12	12
Additional paid-in capital	68,949	68,591
Accumulated other comprehensive loss	(1,009)	(908)
Accumulated deficit	(35,293)	(31,926)
Total stockholders' equity	32,664	35,774
Non-controlling interest	7,036	6,664
Total equity	39,700	42,438
Total liabilities and equity	$7,447,422	$8,115,629

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Net trading	$8,479	$6,816	$25,873	$20,193
Asset management	2,018	2,818	5,765	7,827
New issue and advisory	250	-	250	873
Principal transactions and other income	520	2,603	1,688	4,872
Total revenues	11,267	12,237	33,576	33,765

Operating expenses		.
Compensation and benefits	7,017	7,177	19,813	18,960
Business development, occupancy, equipment	770	725	2,476	2,236
Subscriptions, clearing, and execution	2,403	2,433	6,732	6,418
Professional fee and other operating	1,440	1,483	4,309	4,604
Depreciation and amortization	80	63	239	176
Total operating expenses	11,710	11,881	33,569	32,394

Operating income (loss)	(443)	356	7	1,371

Non-operating income (expense)
Interest expense, net	(1,536)	(2,185)	(5,329)	(6,205)
Income (loss) from equity method affiliates	(109)	-	(365)	-
Income (loss) before income tax expense (benefit)	(2,088)	(1,829)	(5,687)	(4,834)
Income tax expense (benefit)	(170)	(595)	(917)	(1,259)
Net income (loss)	(1,918)	(1,234)	(4,770)	(3,575)
Less: Net income (loss) attributable to the non-controlling interest	(702)	(583)	(1,942)	(1,530)
Net income (loss) attributable to Cohen & Company Inc.	$(1,216)	$(651)	$(2,828)	$(2,045)
Income (loss) per share data (see note 19)
Income (loss) per common share-basic:
Basic income (loss) per common share	$(1.06)	$(0.57)	$(2.48)	$(1.76)
Weighted average shares outstanding-basic	1,143,909	1,145,323	1,140,328	1,163,572
Income (loss) per common share-diluted:
Diluted income (loss) per common share	$(1.06)	$(0.57)	$(2.48)	$(1.76)
Weighted average shares outstanding-diluted	1,676,318	1,677,732	1,672,737	1,695,981

Dividends declared per common share	$-	$0.20	$0.40	$0.60

Comprehensive income (loss)
Net income (loss)	$(1,918)	$(1,234)	$(4,770)	$(3,575)
Other comprehensive income (loss) item:
Foreign currency translation adjustments, net of tax of $0	(152)	(30)	(127)	(77)
Other comprehensive income (loss), net of tax of $0	(152)	(30)	(127)	(77)
Comprehensive income (loss)	(2,070)	(1,264)	(4,897)	(3,652)
Less: comprehensive income (loss) attributable to the non-controlling interest	(749)	(593)	(1,982)	(1,555)
Comprehensive income (loss) attributable to Cohen & Company Inc.	$(1,321)	$(671)	$(2,915)	$(2,097)

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Nine Months Ended September 30, 2019
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2018	$5	$12	$68,591	$(31,926)	$(908)	$35,774	$6,664	$42,438
Net loss	-	-	-	(1,202)	-	(1,202)	(622)	(1,824)
Other comprehensive income	-	-	-	-	6	6	3	9
Cumulative effect adjustment - adoption of ASU 2016-02	-	-	-	(20)	-	(20)	-	(20)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	133	-	(14)	119	(119)	-
Equity-based compensation and vesting of shares	-	-	117	-	-	117	55	172
Shares withheld for employee taxes	-	-	(87)	-	-	(87)	(41)	(128)
Purchase and retirement of Common Stock	-	-	(65)	-	-	(65)	-	(65)
Investment in non-controlling interest	-	-	-	-	-	-	2,550	2,550
Dividends/Distributions	-	-	-	(290)	-	(290)	(106)	(396)
March 31, 2019	5	12	68,689	(33,438)	(916)	34,352	8,384	42,736
Net loss	-	-	-	(410)	-	(410)	(618)	(1,028)
Other comprehensive income	-	-	-	-	12	12	4	16
Equity-based compensation and vesting of shares	-	-	130	-	-	130	62	192
Dividends/Distributions	-	-	-	(229)	-	(229)	(107)	(336)
June 30, 2019	5	12	68,819	(34,077)	(904)	33,855	7,725	41,580
Net loss	-	-	-	(1,216)	-	(1,216)	(702)	(1,918)
Other comprehensive income	-	-	-	-	(105)	(105)	(47)	(152)
Equity-based compensation and vesting of shares	-	-	130	-	-	130	60	190
September 30, 2019	$5	$12	$68,949	$(35,293)	$(1,009)	$32,664	$7,036	$39,700

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Nine Months Ended September 30, 2018
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2017	$5	$12	$69,202	$(28,497)	$(850)	$39,872	$8,284	$48,156
Net loss	-	-	-	(1,474)	-	(1,474)	(677)	(2,151)
Other comprehensive income	-	-	-	-	74	74	33	107
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	84	-	(7)	77	(77)	-
Equity-based compensation and vesting of shares	-	1	86	-	-	87	38	125
Shares withheld for employee taxes	-	-	(51)	-	-	(51)	(24)	(75)
Purchase and retirement of Common Stock	-	-	(71)	-	-	(71)	-	(71)
Dividends/Distributions	-	-	-	(276)	-	(276)	(106)	(382)
March 31, 2018	5	13	69,250	(30,247)	(783)	38,238	7,471	45,709
Net loss	-	-	-	80	-	80	(270)	(190)
Other comprehensive income	-	-	-	-	(106)	(106)	(48)	(154)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(101)	-	9	(92)	92	-
Equity-based compensation and vesting of shares	-	-	114	-	-	114	52	166
Shares withheld for employee taxes	-	-	-	-	-	-	-	-
Purchase and retirement of Common Stock	-	(1)	(248)	-	-	(249)	-	(249)
Dividends/Distributions	-	-	-	(236)	-	(236)	(106)	(342)
June 30, 2018	5	12	69,015	(30,403)	(880)	37,749	7,191	44,940
Net loss	-	-	-	(651)	-	(651)	(583)	(1,234)
Other comprehensive income	-	-	-	-	(20)	(20)	(10)	(30)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(122)	-	12	(110)	110	-
Equity-based compensation and vesting of shares	-	-	113	-	-	113	53	166
Shares withheld for employee taxes	-	-	-	-	-	-	-	-
Purchase and retirement of Common Stock	-	-	(281)	-	-	(281)	-	(281)
Dividends/Distributions	-	-		(230)	-	(230)	(107)	(337)
September 30, 2018	$5	$12	$68,725	$(31,284)	$(888)	$36,570	$6,654	$43,224

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income (loss)	$(4,770)	$(3,575)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	554	457
Accretion of income on other investments, at fair value	(368)	(1,330)
Realized loss (gain) on other investments, at fair value	1,451	285
(Income) / loss from equity method affiliates	365	-
Change in unrealized (gain) loss on other investments, at fair value	(2,330)	(3,421)
Depreciation and amortization	239	176
Amortization of discount on debt	396	656
Deferred tax provision (benefit)	(917)	(1,270)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	6,141	(1,025)
(Increase) decrease in investments-trading	57,307	(17,205)
(Increase) decrease in other assets	(710)	(347)
(Increase) decrease in receivables under resale agreement	579,311	(5,260,413)
Change in receivables from / payables to related parties, net	476	96
Increase (decrease) in accrued compensation	(1,590)	(95)
Increase (decrease) in accounts payable and other liabilities	(1,386)	10,800
Increase (decrease) in trading securities sold, not yet purchased	(30,106)	(10,667)
Change in receivables from / payables to brokers, dealers, and clearing agencies	(41,065)	(5,042)
Increase (decrease) in securities sold under agreements to repurchase	(572,150)	5,291,321
Net cash provided by (used in) operating activities	(9,152)	(599)
Investing activities
Purchase of investments-other investments, at fair value	(1,168)	(25,802)
Sales and returns of principal-other investments, at fair value	9,291	13,092
Investment in equity method affiliate	(3,775)	-
Purchase of furniture, equipment, and leasehold improvements	(94)	(579)
Net cash provided by (used in) investing activities	4,254	(13,289)
Financing activities
Proceeds from draws on revolving credit facility	2,159	-
Repayment of convertible debt	-	(1,461)
Proceeds from redeemable financial instruments	1,268	-
Payments for debt issuance costs	-	(525)
Cash used to net share settle equity awards	(128)	(75)
Purchase and retirement of Common Stock	(65)	(601)
Proceeds from non-controlling interest investment	2,550	-
Non-controlling interest distributions	(213)	(319)
Cohen & Company Inc. dividends	(519)	(742)
Net cash provided by (used in) financing activities	5,052	(3,723)
Effect of exchange rate on cash	(130)	(156)
Net increase (decrease) in cash and cash equivalents	24	(17,767)
Cash and cash equivalents, beginning of period	14,106	22,933
Cash and cash equivalents, end of period	$14,130	$5,166

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

The Company

The Company is a financial services company specializing in fixed income markets. As of September 30, 2019, the Company had $2.67 billion in assets under management (“AUM”) of which 82.4%, or $2.20 billion, was in collateralized debt obligations (“CDOs”). The remaining portion of AUM is from a diversified mix of Investment Vehicles (as defined herein).

In these financial statements, the “Company” refers to Cohen & Company Inc. and its subsidiaries on a consolidated basis. Cohen & Company, LLC or the “Operating LLC” refers to the main operating subsidiary of the Company.  “Cohen Brothers” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “Cohen & Company Inc.” is used, it is referring to the parent company itself. “JVB Holdings” refers to J.V.B. Financial Holdings, LLC; “JVB” refers to J.V.B. Financial Group LLC, a broker-dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom; “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a subsidiary regulated by the Central Bank of Ireland in Ireland; and “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that is externally managed by CCFL.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

In February 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10).  The amendments in ASU 2016-01, among other things, require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and liabilities by measurement category and form of financial asset; and eliminate the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company’s adoption of the provisions of ASU 2016-01, effective January 1, 2018 did not have an effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance (subsequently updated with ASU 2018-01, ASU 2018-10, ASU 2018-11,  ASU 2018-20, and ASU  2019-01), lessees will be required to recognize the following for all leases with the exception of short-term leases:  (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessor accounting is largely unchanged.  The Company adopted the provisions of the new guidance effective January 1, 2019.  The Company recorded the following:  (a) a right of use asset of $8,416, (b) a lease commitment liability of $8,860, (c) a reduction in retained earnings from cumulative effect of adoption of $20, (d) an increase in other receivables of $18, and (e) a reduction in other liabilities of $406.  See note 12.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  The amendments in this ASU provide cash flow statement classification guidance on eight specific cash flow presentation issues with the objective of reducing existing diversity in practice.  The Company’s adoption of the provisions of ASU 2016-15, effective January 1, 2018 did not have an effect on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory.  The amendments in this ASU require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The amendments eliminate the exception of an intra-entity transfer of an asset other than inventory.  The Company’s adoption of the provisions of ASU 2016-16, effective January 1, 2018 did not have an effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805):    Clarifying the Definition of a Business.  The amendments in this ASU clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The Company’s adoption of the provisions of ASU 2017-01, effective January 1, 2018 did not have an effect on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20):  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.  The amendments in this ASU clarify that a financial asset within the scope of this topic may include nonfinancial assets transferred within a legal entity to counterparty.  The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a  counterparty and derecognize each asset when a  counterparty obtains control of it. The Company’s adoption of the provisions of ASU 2017-05, effective January 1, 2018 did not have an effect on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting.  The amendments in this ASU expand the scope of Topic 718, which previously only included share-based payments to employees, to include share-based payments issued to nonemployees for goods or services.  Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The Company’s adoption of the provisions of ASU 2018-07, effective January 1, 2019 did not have an effect on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs, Premium Amortization on Purchased Callable Debt Securities (Sub-Topic 310-20).  The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  The Company’s adoption of the provisions of ASU 2017-08, effective January 1, 2019 did not have an effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU provide guidance on determining those changes to the terms and conditions of share-based payment awards that require an entity to apply modification accounting.  The Company’s adoption of the provisions of ASU 2017-09, effective January 1, 2018 did not have an effect on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivative and Hedging – Targeted Improvements to Accounting for Hedging Activities (Topic 815).   The amendments in this ASU refine and expand hedge accounting for both financial and commodity risks and contain provisions to create more transparency and clarify how economic results are presented. The Company’s adoption of the provisions of ASU 2017-12, effective January 1, 2019 did not have an effect on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The amendments in this ASU provide the option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded. The Company’s adoption of the provisions of ASU 2018-02, effective January 1, 2019 did not have an effect on the Company’s consolidated financial statements.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of September 30, 2019 and December 31, 2018, the fair value of the Company’s debt was estimated to be $53,835 and $50,159, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the value hierarchy.

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

The Company has elected the fair value option in accordance with the provisions of FASB ASC 820, Fair Value Measurements (“FASB ASC 820”) to account for its investment in the U.S. Insurance JV.  The investment is included in other investments at fair value on the consolidated balance sheets and gains and losses (both realized and unrealized) are recognized in the consolidated statement of operations as a component of principal transactions and other income.  Because the U.S. Insurance JV has the attributes of investment companies as described in FASB ASC 946-15-2, the Company will estimate the fair value of its investment using the net asset value (“NAV”) per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. See note 8.

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

The Company has elected the fair value option in accordance with the provisions of FASB ASC 820 to account for its investment in the SPAC Fund.  The investment is included in other investments, at fair value on the consolidated balance sheets and gains and losses (both realized and unrealized) are recognized in the statement of operations as a component of principal transactions and other revenue.  Because the SPAC Fund has the attributes of investment companies as described in FASB ASC 946-15-2, the Company will estimate the fair value of its investment using the NAV per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. See note 7.

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

 On November 20, 2018, ViaNova entered into a Warehousing Credit and Security Agreement with LegacyTexas Bank (the “LegacyTexas Credit Facility”) with an effective date of November 16, 2018.  The LegacyTexas Credit Facility was amended on May 4,  2019 and again on September 25, 2019.  The LegacyTexas Credit Facility supports the buying, aggregating, and distributing of residential loans performed by the business of ViaNova. See Notes 5, 13, and 16.

Insurance Acquisition Corporation (the “Insurance SPAC”)

The Company is the sponsor of the Insurance SPAC, a blank check company that will seek to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (each a “Business Combination”).

On March 22, 2019, the Insurance SPAC completed the sale of 15,065,000 units (the “SPAC Units”) in its initial public offering (the “IPO”). Each SPAC Unit consists of one share of the SPAC’s Class A common stock, par value $0.0001 per share (“SPAC Common Stock”), and one-half of one warrant (each, a “SPAC Warrant”), where each whole SPAC Warrant entitles the holder to purchase one share of Common Stock for $11.50 per share. The SPAC Units were sold in the IPO at an offering price of $10.00 per SPAC Unit, for gross proceeds of $150,650 (before underwriting discounts and commissions and offering expenses).  Pursuant to the underwriting agreement in the IPO, the Insurance SPAC granted the underwriters in the IPO (the “Underwriters”) a

45-day option to purchase up to 1,965,000 additional SPAC Units solely to cover over-allotments, if any (the “Over-Allotment Option”); and on March 21, 2019, the Underwriters exercised the Over-Allotment Option in full.  Immediately following the completion of the IPO, there were an aggregate of 20,653,333 shares of SPAC Common Stock issued and outstanding.

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

The Sponsor Entities raised $2,550 from third-party investors and the remaining investment in the private placement was made by the Company.  Certain of the third-party investors are related parties of the Company.  The Company consolidates the Sponsor Entities and treats its investment in the Insurance SPAC as an equity method investment.  The $2,550 raised from third party investors is treated as non-controlling interest.  See note 11.

The proceeds from the placement units were added to the net proceeds from the IPO to be held in a trust account. If the Insurance SPAC does not complete a Business Combination within the first 18 months following the IPO, the proceeds from the sale of the Placement Units will be used to fund the redemption of the SPAC Common Stock sold as part of the SPAC Units in the IPO (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

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

CCFEL

In June 2018, in response to the uncertainty surrounding Brexit, the Company formed a new subsidiary, CCFEL (f/k/a Cohen & Company Financial (Ireland) Limited) in Ireland, for the purpose of seeking to become regulated to perform asset management and capital markets activities in Ireland and the European Union.  In April 2019, CCFEL received authorization from the CBI under the European Union (Markets in Financial Instruments) Regulations 2017 to provide investment services in respect of certain financial instruments including transferable securities, money-market instruments, units in collective investment undertakings and various option, futures, swaps, forward rate agreements, and other derivative contracts (“Financial Instruments”).  The services for which CCFEL received authorization include the receipt and transmission of orders in relation to Financial Instruments, the execution of orders on behalf of clients, portfolio management, investment advice and investment research, and financial analysis.  In addition, CCFEL applied for approval of a French branch, which approval was granted by the CBI and the branch was authorized by the French regulators in April 2019.  Following authorization of the French Branch of CCFEL, various contracts originally entered into by CCFL were novated to the French Branch of CCFEL.  The novation of contracts was completed on July 1, 2019.

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net realized gains (losses) - trading inventory	$5,919	$1,627	$15,845	$9,420
Net unrealized gains (losses) - trading inventory	(707)	3,302	1,664	5,503
Net gains and losses	5,212	4,929	17,509	14,923

Interest income- trading inventory	1,517	1,144	5,192	3,373
Interest income - loans held for sale	43	-	90	-
Interest income-receivables under resale agreements	48,357	24,470	132,176	50,118
Interest income	49,917	25,614	137,458	53,491

Interest expense-securities sold under agreements to repurchase	(45,875)	(23,204)	(126,378)	(46,891)
Interest expense-LegacyTexas Credit Facility	(18)	-	(47)	-
Interest expense-margin payable	(757)	(523)	(2,669)	(1,330)
Interest expense	(46,650)	(23,727)	(129,094)	(48,221)

Net trading	$8,479	$6,816	$25,873	$20,193

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

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	September 30, 2019	December 31, 2018
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	12,076	-
Receivables from clearing agencies	86,957	129,562
Receivables from brokers, dealers, and clearing agencies	$99,283	$129,812

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	September 30, 2019	December 31, 2018
Unsettled regular way trades, net	$-	$5,822
Margin payable	130,004	195,776
Payables to brokers, dealers, and clearing agencies	$130,004	$201,598

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

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	September 30, 2019	December 31, 2018
U.S. government agency MBS and CMOs	$131,548	$149,651
U.S. government agency debt securities	24,298	14,915
RMBS	16	21
U.S. Treasury securities	20,523	4,099
ABS	100	100
SBA loans	9,633	31,496
Corporate bonds and redeemable preferred stock	34,146	44,507
Foreign government bonds	905	117
Municipal bonds	16,817	47,433
Certificates of deposit	1,790	302
Derivatives	4,002	8,212
Equity securities	150	382
Investments-trading	$243,928	$301,235

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	September 30, 2019	December 31, 2018
U.S. government agency MBS	$-	$16
U.S. Treasury securities	13,732	70,010
Corporate bonds and redeemable preferred stock	75,465	43,957
Municipal bonds	20	20
Derivatives	697	6,119
Equity securities	102	-
Trading securities sold, not yet purchased	$90,016	$120,122

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other Investments, at fair value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	September 30, 2019
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
Equity securities	$866	$1,432	$566
CLOs	3,082	2,640	(442)
CDOs	189	26	(163)
U.S. Insurance JV	1,349	1,488	139
SPAC Fund	630	652	22
Residential loans	10	654	644
Other investments, at fair value	$6,126	$6,892	$766

	December 31, 2018
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
Equity securities	$5,016	$6,650	$1,634
CLOs	3,099	2,730	(369)
CDOs	189	26	(163)
EuroDekania	4,489	1,533	(2,956)
U.S. Insurance JV	1,900	1,925	25
SPAC Fund	600	592	(8)
Residential loans	39	325	286
Foreign currency forward contracts	-	(13)	(13)
Other investments, at fair value	$15,332	$13,768	$(1,564)

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended September 30, 2019 and 2018 of $140 and $1,976, respectively. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the nine months ended September 30, 2019 and 2018 of $879 and $3,136, respectively.

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

A review of the valuation hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities.  There were no transfers between level 1 and level 2 of the valuation hierarchy during the nine months ended September 30, 2019 and 2018.  Reclassifications between levels of the valuation hierarchy are reported as transfers in or transfers out as of the beginning of the quarter in which such reclassifications occur.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and indicate the valuation hierarchy level as well as the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
September 30, 2019
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$131,548	$-	$131,548	$-
U.S. government agency debt securities	24,298	-	24,298	-
RMBS	16	-	16	-
U.S. Treasury securities	20,523	20,523	-	-
ABS	100	-	100	-
SBA loans	9,633	-	9,633	-
Corporate bonds and redeemable preferred stock	34,146	-	34,146	-
Foreign government bonds	905	-	905	-
Municipal bonds	16,817	-	16,817	-
Certificates of deposit	1,790	-	1,790	-
Derivatives	4,002	-	4,002	-
Equity securities	150	-	150	-
Total investments - trading	$243,928	$20,523	$223,405	$-

Other investments, at fair value:
Equity securities	$1,432	$270	$1,162	$-
CLOs	2,640	-	-	2,640
CDOs	26	-	-	26
Residential loans	654	-	654	-
	4,752	$270	$1,816	$2,666
Investments measured at NAV (1)	2,140
Total other investments, at fair value	$6,892

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$13,732	$13,732	$-	$-
Corporate bonds and redeemable preferred stock	75,465	-	75,465	-
Municipal bonds	20	-	20	-
Derivatives	697	-	697	-
Equity securities	102	102	-	-
Total trading securities sold, not yet purchased	$90,016	$13,834	$76,182	$-

(1)As a practical expedient, the Company uses NAV or its equivalent to measure the fair value of its investments in the U.S. Insurance JV and the SPAC Fund.  The U.S. Insurance JV invests in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies.  The SPAC Fund invests in equity securities of SPACs.  According to ASC 820, these investments are not categorized within the valuation hierarchy.

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

(1)As a practical expedient, the Company uses NAV or its equivalent to measure the fair value of its investments in EuroDekania., the U.S. Insurance JV, and the SPAC Fund.  EuroDekania sold its remaining investments in 2019.  Prior to its sale of its remaining investments, EuroDekania invested in hybrid capital securities of European companies.  The U.S. Insurance JV invests in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies.  The SPAC Fund invests in equity securities of SPACs.  According to ASC 820, these investments are not categorized within the valuation hierarchy.

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

The Company may own an equity interest in a private company.  In those cases, the Company may determine fair value by preparing a model.  The model may be either a market-based or income-based model, whichever is considered the most appropriate in each case.  The fair value will be classified within level 2 if the inputs to the model are observable.  Otherwise, it will be classified within level 3 of the valuation hierarchy.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning of period	$2,786	$14,651	$2,756	$6,577
Gains & losses (1)	(53)	419	(80)	496
Transfers out of level 3	-	(11,295)	-	(13,361)
Accretion of income (1)	102	489	299	1,330
Purchases	-	-	-	9,600
Sales and returns of capital	(169)	(1,103)	(309)	(1,481)
End of period	$2,666	$3,161	$2,666	$3,161

Change in unrealized gains / (losses) (2)	$(46)	$(171)	$(73)	$(220)

(1)	Gains and losses and accretion of income on other investments, at fair value are recorded as a component of principal transactions and other income in the consolidated statements of operations.
(2)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

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

During the three months ended September 30, 2018, there were transfers from level 3 to level 2 of $11,295 relating to CLOs that were previously valued based on a model but for which comparable market transactions became available.

During the nine months ended September 30, 2018, there were transfers from level 3 to level 2 of $13,361.  This was composed of (a) $2,066 from equity positions that were previously not listed on an exchange that were subject to a reorganization and subsequently began trading over the counter and (b) $11,295 of CLOs that were previously valued based on a model but for which observable market transactions became available.

 The following tables provide the quantitative information about level 3 fair value measurements as of September 30, 2019 and December 31, 2018.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	September 30, 2019	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$2,640	Discounted Cash Flow Model	Yield	18.1%	17.7% - 18.4%
			Duration-years	6.1	5.6 - 6.8
			Default rate	2.0%	2% - 2%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2018	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$2,730	Discounted Cash Flow Model	Yield	20.0%	18.1% - 21.6%
			Duration-years	6.9	6.3 - 7.5
			Default rate	2.0%	2% - 2%

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

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	Fair Value September 30, 2019	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
U.S. Insurance JV (b)	$1,488	$1,100	N/A	N/A
SPAC Fund (c)	652	N/A	Quarterly after 1 year lock up	90 days
	$2,140

	Fair Value December 31, 2018	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$1,533	N/A	N/A	N/A
U.S. Insurance JV (b)	1,925	$1,100	N/A	N/A
SPAC Fund (c)	592	N/A	Quarterly after 1 year lock up	90 days
	$4,050

N/ANot applicable.

(a)

EuroDekania sold its remaining investments in 2019.  Prior to that sale, EuroDekania owned investments in hybrid capital securities that have attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks, and bank holding companies based primarily in Western Europe; widely syndicated leveraged loans issued by European corporations; commercial mortgage backed securities (“CMBS”), including subordinated interests in first mortgage real estate loans; and RMBS and ABS backed by consumer and commercial receivables. The majority of the assets were denominated in Euros and U.K. Pounds Sterling.

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

The Company may, from time to time, enter into derivatives to manage its risk exposures arising from (i) fluctuations in foreign currency rates with respect to the Company’s investments in foreign currency denominated investments; (ii) the Company’s investments in interest sensitive investments; and (iii) the Company’s facilitation of mortgage-backed trading. Derivatives entered into by the Company, from time to time, may include (a) foreign currency forward contracts; (b) purchase and sale agreements of TBAs and other forward agency MBS contracts; and (c) other extended settlement trades.

TBAs are forward contracts to purchase or sell MBS with collateral that remains “to be announced” until just prior to the trade settlement date. In addition to TBAs, the Company sometimes enters into forward purchases or sales of agency MBS where the underlying collateral has been identified.  These transactions are referred to as other forward agency MBS contracts.  TBAs and other forward agency MBS contracts are accounted for as derivatives by the Company under FASB ASC 815.  The settlement of these transactions is not expected to have a material effect on the Company’s consolidated financial statements.

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

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of September 30, 2019, and December 31, 2018, the Company had outstanding foreign currency forward contracts with a notional amount of 0  Euros and 1,250 Euros, respectively.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At September 30, 2019, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $2,379,700 and open TBA and other forward MBS sale agreements in the notional amount of $2,469,190. At December 31, 2018, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,025,850 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,069,688.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. At September 30, 2019, the Company had open forward purchase commitments of $990 and open forward sale commitments of $0.  At December 31, 2018, the Company had open forward purchase commitments of $15,295 and open forward sale commitments of $0.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of September 30, 2019 and December 31, 2018.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	September 30, 2019	December 31, 2018
TBAs and other forward agency MBS	Investments-trading	$4,000	$8,142
Other extended settlement trades	Investments-trading	2	70
Foreign currency forward contracts	Other investments, at fair value	-	(13)
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(697)	(6,116)
Other extended settlement trades	Trading securities sold, not yet purchased	-	(3)
		$3,305	$2,080

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Foreign currency forward contracts	Revenue-principal transactions and other income	$51	$65
Other extended settlement trades	Revenue-net trading	(67)	(10)
TBAs and other forward agency MBS	Revenue-net trading	4,016	4,988
		$4,000	$5,043

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Foreign currency forward contracts	Revenue-principal transactions and other income	$8	$14
Other extended settlement trades	Revenue-net trading	5	(10)
TBAs and other forward agency MBS	Revenue-net trading	2,068	1,535
		$2,081	$1,539

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

GCF Repo

As a full netting member of the FICC’s Government Securities Division, the Company has access to the FICC’s GCF repo service that provides netting and settlement services for repurchase transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities).  The borrowers (the reverse repurchase agreement counterparties) are a diverse group of financial institutions including hedge funds, registered investment funds, REITs, and other similar counterparties.  The lender (the repurchase agreement counterparty) is primarily the FICC itself.  The Company uses Bank of New York (“BONY”) as its settlement agent for its GCF repo matched book transactions.  The Company is considered self-clearing for this business.  In connection with the Company’s full netting membership of the FICC, the Company agreed to establish and maintain a committed line of credit in a minimum amount of $25,000,  which it entered into on April 25, 2018.  This line of credit arrangement was subsequently amended. See note 16.

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

Repo Information

At September 30, 2019 and December 31, 2018, the Company held reverse repurchase agreements of $7,052,919 and $7,632,230, respectively, and the fair value of collateral received under reverse repurchase agreements was $7,302,321 and $7,905,823, respectively.  As of September 30, 2019 and December 31, 2018,  the reverse repurchase agreement balance was comprised of receivables collateralized by securities with 36 counterparties.

At September 30, 2019 and December 31, 2018, the Company held repurchase agreements of $7,099,614 and $7,671,764,  respectively, and the fair value of securities and cash pledged as collateral under repurchase agreements was $7,100,803 and $7,694,018, respectively. These amounts include collateral for reverse repurchase agreements that were re-pledged as collateral for repurchase agreements.

Intraday Lending Facility

In conjunction with the Company’s GCF repo business, on October 18, 2019, the Company and BONY renewed an intraday lending facility.  This lending facility allows for BONY to advance funds to JVB in order to facilitate the settlement of GCF repo transactions.  The total committed amount at September 30, 2019 was $75,000.  The new termination date of the intraday lending facility is October 16, 2020. It is expected that this facility will be renewed for successive 364-day periods provided that the Company continues its GCF repo business.

The BONY lending facility is structured so that advances are generally repaid before the end of each business day.  However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan.  Intraday loans accrue interest at an annual rate of 0.12%.  Interest is charged based on the number of minutes in a day the advance is outstanding.  Overnight loans are charged interest at the base rate plus 3% on a daily basis.  The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time.  For the nine months ended September 30, 2019, the Company received no advances under the intraday lending facility.

Concentration

In the matched book repo business, the demand for borrowed funds is generated by the reverse repurchase agreement counterparty and the supply of funds is provided by the repurchase agreement counterparty.

On the demand side, the Company does not consider it’s GCF repo business to be concentrated because the Company’s GCF reverse repo counterparties are comprised of a diverse group of financial institutions.

On the supply side, the Company obtains a significant amount of its funds from the FICC.  If the FICC were to reduce its repo lending activities or make significant adverse changes to the cost of such lending, the Company may not be able to replace the FICC funding, or if the Company does so, it may be at a higher cost of funding.  Therefore, the Company considers its GCF repo business to be concentrated from the supply side of the business.

The gestational repo business has been and continues to be concentrated as to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of September 30, 2019 and December 31, 2018, the Company’s gestational reverse repurchase agreements shown in the tables below represented balances from six counterparties.  The Company also has a limited number of repurchase agreement counterparties in the gestational repo business, however, it is primarily a function of the limited number of reverse repurchase agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestational repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business (both gestational repo and GCF repo) was $2,566 and $6,202 for the three and nine months ended September 30, 2019,  respectively.  The total net revenue earned by the Company on its matched book repo business (both gestational repo and GCF Repo) was $1,401 and $3,450 for the three and nine months ended September 30, 2018, respectively.

Detail

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

As of September 30, 2019, the Company had outstanding reverse repurchase agreements of $7,052,919 and repurchase agreements of $7,099,614.  Included in these amounts are outstanding reverse repurchase agreements of $310,156 and repurchase agreements of $5,235,208,  where the FICC was the Company’s counterparty to the transaction and which were subject to a master netting arrangement.

As of December 31, 2018, the Company had outstanding reverse repurchase agreements of $7,632,230 and repurchase agreements of $7,671,764.  Included in these amounts are outstanding reverse repurchase agreements of $2,461,177 and repurchase agreements of $6,923,912,  where the FICC was the Company’s counterparty to the transaction and which were subject to a master netting arrangement.

The following tables summarize the remaining contractual maturity of the gross obligations under repurchase agreements accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown.  All amounts as well as counterparty cash collateral (see note 13) are subject to master netting arrangements.

SECURED BORROWINGS
(Dollars in Thousands)
September 30, 2019
	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF repo)	$4,928,509	$1,298,689	$-	$-	$6,227,198
MBS (gestational repo)	-	866,516	-	-	866,516
SBA loans	5,900	-	-	-	5,900
Securities sold under agreements to repurchase	$4,934,409	$2,165,205	$-	$-	$7,099,614

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF repo)	$1,294,500	$2,537,072	$2,346,669	$-	$6,178,241
MBS (gestational repo)	-	874,678	-	-	874,678
Receivables under resale agreements	$1,294,500	$3,411,750	$2,346,669	$-	$7,052,919

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

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

Insurance
SPAC
January 1, 2019	$-
Investments / advances	3,775
Distributions / repayments	-
Earnings / (loss) realized	(365)
September 30, 2019	$3,410

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

As of September 30, 2019, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 8.4 years.  The weighted average discount rate for the leases was 5.31%.

Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES
(Dollars in Thousands)

As of September 30, 2019
2019 - remaining	$423
2020	1,564
2021	1,108
2022	933
2023	950
Thereafter	5,077
Total	10,055
Less imputed interest	(2,044)
Lease obligation	$8,011

During the nine months ended September 30, 2019, total cash payments of $1,153 were recorded as a reduction in the operating lease obligation.   No cash payments were made to acquire right of use assets. For the three months ended September 30, 2019 and 2018, rent expense, net of sublease income of $73 and $53, was $387 and $351, respectively.   For the nine months ended September 30, 2019 and 2018, rent expense, net of sublease income of $202 and $160, was $1,174 and $1,014, respectively.

13.  OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other receivables consisted of the following.

OTHER RECEIVABLES
(Dollars in Thousands)

	September 30, 2019	December 31, 2018
Cash collateral due from counterparties	$2,946	$6,216
Asset management fees receivable	879	947
New issue and advisory fees receivable	-	2,100
Accrued interest receivable and dividend receivable	1,754	2,359
Revenue share receivable	144	140
Other receivables	226	310
Other receivables	$5,949	$12,072

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

Other assets consisted of the following.

OTHER ASSETS
(Dollars in Thousands)

	September 30, 2019	December 31, 2018
Deferred costs	$359	$571
Prepaid expenses	974	1,009
Prepaid income taxes	23	40
Deposits	659	669
Miscellaneous other assets	275	33
Loans held for sale	1,698	-
Furniture, equipment, and leasehold improvements, net	988	1,133
Intangible assets	166	166
Other assets	$5,142	$3,621

Deferred costs and prepaid expenses represent amounts paid for services that are being amortized over their expected period of use and benefit.  They are all routine and short-term in nature.  Deposits are amounts held by landlords or other parties which will be returned or offset upon satisfaction of a lease or other contractual arrangement.  Loans held for sale represent mortgage loans acquired by ViaNova (see note 4) that are being held for resale.  See note 15 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for further discussion of the firm’s furniture, equipment, and leasehold improvements.  Intangible assets represent the carrying value of the JVB broker-dealer license.

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	September 30, 2019	December 31, 2018
Accounts payable	$408	$359
Redeemable financial instruments accrued interest	-	714
Straight line rent payable	-	405
Accrued interest payable	638	674
Accrued interest on securities sold, not yet purchased	1,153	1,184
Payroll taxes payable	539	721
Counterparty cash collateral	6,004	4,227
Accrued expense and other liabilities	1,940	3,168
Accounts payable and other liabilities	$10,682	$11,452

aa

The redeemable financial instruments accrued interest represents accrued interest on the Company’s redeemable financial instruments.  See note 15.  Subsequent to the adoption of ASC 842, effective January 1, 2019, the Company no longer had straight line rent payable.  See note 12.

Counterparty cash collateral represents cash collateral received from the Company’s reverse repo counterparties.  This cash is owed to the counterparty.  See note 10.

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

The Company’s Principal Investing Portfolio

Included in other investments, at fair value in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of September 30, 2019, there were $1,100 of unfunded commitments to VIEs that the Company has invested in.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three and nine months ended September 30, 2019 and 2018 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2019 and December 31, 2018.  See table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 16) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at September 30, 2019 and December 31, 2018.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	As of September 30, 2019	As of December 31, 2018
Other Investments, at fair value	$4,806	$5,273
Maximum exposure	$4,806	$5,273

15.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following .

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in Thousands)

	As of September 30, 2019	As of December 31, 2018
JKD Capital Partners I LTD	$7,957	$6,732
DGC Family Fintech Trust / CBF	10,000	10,000
ViaNova Capital Group, LLC	583	716
	$18,540	$17,448

JKD Capital Partners I LTD Amendment

On October 3, 2016, the Operating LLC entered into an investment agreement (the “JKD Investment Agreement”), by and between Operating LLC and JKD Capital Partners I LTD (the “JKD Investor”), pursuant to which the JKD Investor agreed to invest up to $12,000 in the Operating LLC (the “JKD Investment”), $6,000 of which was invested upon the execution of the JKD Investment Agreement, an additional $1,000 was invested in January 2017, and an additional $1,268 was invested on January 9, 2019.  The JKD Investor is owned by Jack DiMaio, the vice chairman of the Company’s board of directors and the Operating LLC’s board of managers, and his spouse.

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

commencing on January 1, 2019 and for each quarter during the remainder of the term of the JKD Investment Agreement, an amount equal to a percentage of the Institutional Corporate Trading Business Net Revenue, which percentage is based on the JKD Investor’s investment under the JKD Investment Agreement as a percentage of the total capital allocated to the Institutional Corporate Trading Business of JVB.

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

DGC Family Fintech Trust/ CBF Amendments

Prior to September 30, 2019, the DGC Family Fintech Trust / CBF redeemable financial instruments were comprised of two separate agreements: one with CBF pursuant to which CBF invested $8,000 into the Operating LLC (the “CBF Investment Agreement”) and one with the DGC Family Fintech Trust pursuant to which the DGC Family Fintech Trust invested $2,000 into the Operating LLC (the “DGC Family Fintech Trust Investment Agreement”).  On September 25, 2019, each of the CBF Investment Agreement and the DGC Family Fintech Investment Agreement were amended, effective as of October 1, 2019 as follows.

(a)	The “Investment Amount” under the CBF Investment Agreement was reduced from $8,000 to $6,500 in exchange for a one-time payment of $1,500 from the Operating LLC to CBF; and
(b)	the term “Investment Return” under the CBF Investment Agreement was amended to mean an annual return equal to:

•

for any 365-day period beginning on September 29, 2017 or any anniversary of September 29, 2017 (each an “Annual Period’) and ending on or before September 29, 2020, 3.75% of the Investment Amount, plus (x) 11.47% of the revenue of the GCF repo business (the “Revenue of the Business”),  for any Annual Period in which the Revenue of the Business is greater than zero but less than or equal to $5,333, (y) $612 for any Annual Period in which the Revenue of the Business is greater than

$5,333 but less than or equal to $8,000, or (z) 7.65% of the Revenue of the Business for any Annual Period in which the Revenue of the Business is greater than $8,000, and
•

for any Annual Period following September 29, 2020, (x) for any Annual Period in which the Revenue of the Business is greater than zero, the greater of 20% of the Investment Amount or 15.29% of the Revenue of the Business, or (y) for any Annual Period in which the Revenue of the Business is zero or less than zero, 3.75% of the Investment Amount.

.

(c)	the term “Investment Return” under the DGC Family Fintech Investment Agreement was amended to mean an annual return equal to:

•

for each Annual Period ending on or before September 29, 2020,   3.75% of  the Investment Amount, as defined in the DGC Family Fintech Investment Agreement,  plus (x) 3.53% of the Revenue of the Business,   for any Annual Period in which the Revenue of the Business is greater than zero but less than or equal to $5,333 (y) $188 for any Annual Period in which the Revenue of the Business is greater than $5,333,  but less than or equal to $8,000,  or (z) 2.35% of the Revenue of the Business for any Annual Period in which the Revenue of the Business is greater than $8,000 and

•

for any Annual Period following September 29, 2020, (x) for any Annual Period in which the Revenue of the Business is greater than zero, the greater of 20% of the Investment Amount or 4.71% of the Revenue of the Business, or (y) for any Annual Period in which the Revenue of the Business is zero or less than zero, 3.75% of the Investment Amount.

Except as set forth above, the other material terms and conditions of the CBF Investment Agreement and the DGC Family Fintech Trust Investment Agreement remained substantially the same.  The payment of $1,500 was made by the Company to CBF in October 2019, which reduced the redeemable financial instrument balance.

ViaNova Capital Group LLC

On November 16, 2018, and effective as of November 19, 2018, the Operating LLC entered into an investment agreement (the “ViaNova Investment Agreement”) by and among Hancock Funding, LLC (“Hancock”), New Avenue Investments LLC (“New Avenue”), JVB, ViaNova, and the Operating LLC. Pursuant to the ViaNova Investment Agreement, Hancock, New Avenue, the Operating LLC, and JVB agreed to invest $500,  $250,  $500, and $2,750, respectively, into ViaNova (collectively, the “ViaNova Investment”). Pursuant to the ViaNova Investment Agreement, Hancock, the Operating LLC, and JVB invested their respective portions of the ViaNova Investment into ViaNova prior to the effective date of the ViaNova Investment Agreement. In February 2019, New Avenue invested $200 of its portion of the ViaNova Investment (i.e., $250), the remaining $50 is included in due from related parties on the consolidated balance sheets.  Hancock and New Avenue are owned by employees of the Company.

Pursuant to the ViaNova Investment Agreement, in consideration of the ViaNova Investment, once the Operating LLC is repaid $693 of funded operating costs from net revenue (as defined in the ViaNova Investment Agreement) generated directly by the activities of ViaNova’s RTL business, each party to the ViaNova Investment Agreement is entitled to receive a quarterly payment equal to the net revenue (to the extent positive) generated directly by the activities of ViaNova’s RTL business during such quarter, multiplied by a fraction, the numerator of which is equal to such party’s portion of the ViaNova Investment and the denominator is equal to the entire ViaNova Investment.

16. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	As of September 30, 2019	As of December 31, 2018	Interest Rate Terms	Interest (4)	Maturity
Non-convertible debt:
12.00% senior notes (the "2019 Senior Notes")	$6,786	$-	Fixed	12.00%	September 2020 (1)
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	15,000	15,000	Fixed	8.00%	March 2022 (2)
8.00% convertible senior notes (the "2013 Convertible Notes")	-	6,786	Fixed	8.00%	September 2019 (1)
Less unamortized debt issuance costs	(774)	(974)
	14,226	20,812
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	6.27%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	6.25%	March 2035
Less unamortized discount	(25,205)	(25,401)
	22,920	22,724
FT Financial Bank, N.A. Credit Facility	-	-	Variable	N/A	April 2021

LegacyTexas Credit Facility	2,159	-	Variable	N/A	November 2019
Total	$46,091	$43,536

(1)On September 25, 2019, the Company amended the previously outstanding 2013 Convertible Notes, which were scheduled to mature on September 25, 2019.  The material terms and conditions of the 2013 Convertible Notes remained substantially the same, except that (i) the maturity date changed from September 25, 2019 to September 25, 2020; (ii) the conversion feature in the 2013 Convertible Notes was removed; (iii) the interest rate has been changed from 8% per annum (9% in the event of certain events of default) to 12% per annum (13% in the event of certain events of default); and (iv) the restrictions regarding the prepayment were removed.  The post amendment notes are referred to herein as the “2019 Senior Notes” and the pre-amendment notes are referred to herein as the 2013 Convertible Notes.

(2)     The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount at any time prior to maturity into units of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Cohen & Company Inc. common stock, par value $0.01 per share (“Common Stock”) on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.  See note 18 to our Annual Report on Form 10-K for the year ended December 31, 2018.

(3)The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of September 30, 2019 on a combined basis was  16.31% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(4)Represents the interest rate in effect as of the last day of the reporting period.

The 2019 Senior Notes

On September 25, 2019, the Company amended and restated the previously outstanding 2013 Convertible Notes, which was scheduled to mature on September 25, 2019.  The material terms and conditions of the 2013 Convertible Notes remained substantially the same, except that (i) the maturity date was changed from September 25, 2019 to September 25, 2020; (ii) the conversion feature in the 2013 Convertible Notes was removed; (iii) the interest rate was changed from 8% per annum (9% in the event of certain events of default) to 12% per annum (13% in the event of certain events of default); and (iv) the restrictions regarding prepayment were removed.  The post amendment notes are referred to herein as the “2019 Senior Notes” and the pre-amendment notes are referred to herein as the “2013 Convertible Notes”.

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

On September 25, 2019, the 2019 Senior Notes amended and restated the 2013 Convertible Notes as discussed in greater detail above.

FT Financial Bank, N.A.

Effective on April 25, 2018, the Company, the Operating LLC, and JVB Holdings, as guarantors, and JVB, as borrower, entered into a loan agreement (the “2018 FT LOC”) with Fifth Third Bank (“FT Financial”) as lender.  FT Financial was formerly known as MB Financial Bank, N.A.

Pursuant to the terms of the 2018 FT LOC, FT Financial agreed to make loans (each a “Loan” and collectively, the “Loans”) at JVB’s request from time to time in the aggregate amount of up to $25,000.  The Loans (both principal and interest) are scheduled to mature and become immediately due and payable in full on April 10, 2020.  In accordance with the terms of the 2018 FT LOC, JVB paid to FT Financial a commitment fee in the amount of $250.

Loans under the 2018 FT LOC bear interest at a per annum rate equal to LIBOR plus 6.0%.   The Operating LLC is required to pay an undrawn commitment fee at a per annum rate equal to 0.50% of the undrawn portion of the FT Financial’s $25,000 commitment under the 2018 FT LOC.  Pursuant to the 2018 FT LOC, all Loans must be used by JVB for working capital purposes and general liquidity of JVB.  Further, under the 2018 FT LOC, JVB may request a reduction of the $25,000 commitment amount in a minimum amount of $1,000 and multiples of $500 thereafter, upon not less than five days prior notice to FT Financial.

On January 29, 2019, the 2018 FT LOC was restructured.  The total commitment of the 2018 FT LOC was reduced from $25,000 to $7,500 and the maturity date was extended from April 10, 2020 to April 10, 2021.  The other material terms and conditions remained substantially identical.

As part of the restructuring, the Company entered into a new subordinated revolving note agreement (the “2019 FT Revolver”).  Under the 2019 FT Revolver, the Company can borrow up to $17,500 on a revolving basis.  Borrowings under the 2019 FT Revolver must be in minimum amounts of $1,000 or any higher multiple of $500.  The 2019 FT Revolver bears interest at a per annum rate equal to LIBOR plus 6% and the Company is required to pay an undrawn commitment fee at a per annum rate equal to 0.50% per annum on any undrawn amounts. In addition, the Company will pay a commitment fee equal to 0.75% (or $131) on April 10, 2020.  The 2019 FT Revolver matures on April 10, 2021.

On January 30, 2019, JVB received approval from FINRA to treat draws under the 2019 FT Revolver as qualified subordinated debt.  As such, draws under the 2019 FT Revolver are treated as an increase in net capital for purposes of FINRA Rule 15(c) 3-1.  As of September 30, 2019, the Company had not borrowed under the 2018 FT LOC or the 2019 FT Revolver.

LegacyTexas Bank

On November 20, 2018, ViaNova, as borrower, entered into a Warehousing Credit and Security Agreement (the “LegacyTexas Credit Facility”) with LegacyTexas Bank, as the lender, with an effective date of November 16, 2018, and amended on May 4, 2019 and September 25, 2019.  The LegacyTexas Credit Facility supports the purchasing, aggregating, and distribution of residential transition loans by ViaNova.

Pursuant to the terms of the LegacyTexas Credit Facility, LegacyTexas Bank agreed to make loans at ViaNova’s request from time to time in the aggregate amount of up to $12,500.  The loans (both principal and interest) are scheduled to mature and become immediately due and payable in full on November 15, 2019.  On October 28, 2019, this was extended to April 15, 2020.

Loans under the LegacyTexas Credit Facility bear interest at a per annum rate equal to LIBOR (with a floor of 1.50%) plus 4.0% (for residential transition loans) or 5.0% (for aged residential transition loans). Commencing  February 14, 2019, ViaNova became required to pay an undrawn commitment fee at a per annum rate equal to 0.25% of the undrawn portion of the  $12,500 commitment under the LegacyTexas Credit Facility; provided, however, that such fee shall be waived for any calendar month (i) in which the used portion for such month is equal to or greater than fifty percent (50%) of the $12,500 commitment amount, or (ii) the aggregate advances funded by LegacyTexas Bank for such calendar month are equal to or greater than the $12,500 commitment amount, as may be in effect from time to time.

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

Interest Expense, net

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Junior subordinated notes	$860	$896	$2,624	$2,603
2013 Convertible Notes / 2019 Senior Notes	141	207	410	615
2017 Convertible Note	372	365	1,098	1,078
2018 FT LOC/2019 FT Revolver	91	99	273	171
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF	169	203	578	447
Redeemable Financial Instrument - JKD Capital Partners I LTD	(43)	415	478	1,291
Redeemable Financial Instrument - ViaNova Capital Group, LLC	(54)	-	(132)	-
	$1,536	$2,185	$5,329	$6,205

Because the LegacyTexas Credit Facility is used to directly finance the purchase of securities and loans, the interest expense incurred on the Legacy Texas Credit Facility is included as a component of net trading revenue.  See note 5.

17. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the nine months ended September 30, 2019 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2018	1,110,717
Vesting of shares	56,639
Shares withheld and retired for employee taxes	(15,557)
Repurchase and retirement of Common Stock	(7,890)
September 30, 2019	1,143,909

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred  Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every 10 shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock outstanding as of September 30, 2019.  The Series E Preferred Stock held by Mr. Cohen gives him the same voting rights he would have if all of the Operating LLC membership units held by him were exchanged for Common Stock on a ten for one basis and effectively gives Mr. Cohen voting rights at the Company in the same proportion as his economic interest (as his membership units of the Operating LLC do not carry voting rights at the Company level). For a more detailed description of these shares see note 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

During the nine months ended September 30, 2019, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the amount of units surrendered (net of receipts) by Cohen & Company Inc.

Operating LLC
Membership Units
Units related to UIS Agreement	410,820
Units surrendered from retirement of Common Stock	(78,900)
Total	331,920

The Company recognized a net increase in additional paid in capital of $133 and a net decrease in AOCI of $14 with an offsetting decrease in non-controlling interest of $119 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Net income / (loss) attributable to Cohen & Company Inc.	$(2,828)	$(2,045)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc. paid in capital for the acquisition / (surrender) of additional units in
consolidated subsidiary, net	133	(139)
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$(2,695)	$(2,184)

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

During the three months ended September 30, 2019 and 2018, the Company repurchased 0 and  10,390 shares, respectively, in the open market pursuant to the 10b5-1 Plan for a total purchase price of $0 and $105,  respectively.

During the nine months ended September 30, 2019 and 2018, the Company repurchased 7,890, and 40,202 shares, respectively, in the open market pursuant to the 10b5-1 Plan for a total purchase price of $65 and $425,  respectively.

In addition, in a  privately negotiated transactions on August 29, 2018, the Company purchased 17,555 shares for $176 from a current member of the board of directors.

In October 2019, the Company purchased 23,000 shares for $230 form a former member of the board of directors in a privately negotiated transaction.

All of the repurchases noted above were completed using cash on hand.

The Company currently has no 10b5-1 Plan in place.

18. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.

As of September 30, 2019, JVB’s adjusted net capital was $50,670,  which exceeded the minimum requirements by $50,241.

CCFL, a subsidiary of the Company regulated by the FCA, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of September 30, 2019, the total minimum required net liquid capital was $242, and net liquid capital in CCFL was $506, which exceeded the minimum requirements by $264 and was in compliance with the net liquid capital provisions.

CCFEL, a subsidiary of the Company regulated by the Central Bank of Ireland (the “CBI”), is subject to certain regulatory capital requirements in accordance with the Capital Requirements Regulation 575/2013 and applicable CBI requirements.  As of September 30, 2019, the total minimum required net capital was $722, and actual net capital in CCFEL was $1,926, which exceeded the minimum requirements by $1,204 and was in compliance with the net liquid capital provisions.

19. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income / (loss) attributable to Cohen & Company Inc.	$(1,216)	$(651)	$(2,828)	$(2,045)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	(645)	(583)	(1,754)	(1,530)
Add / (deduct): Adjustment (2)	79	283	430	596
Net income / (loss) on a fully converted basis	$(1,782)	$(951)	$(4,152)	$(2,979)

Weighted average common shares outstanding - Basic	1,143,909	1,145,323	1,140,328	1,163,572
Unrestricted Operating LLC membership units exchangeable into Cohen & Company shares (1)	532,409	532,409	532,409	532,409
Weighted average common shares outstanding - Diluted (3)	1,676,318	1,677,732	1,672,737	1,695,981

Net income / (loss) per common share - Basic	$(1.06)	$(0.57)	$(2.48)	$(1.76)

Net income / (loss) per common share - Diluted	$(1.06)	$(0.57)	$(2.48)	$(1.76)

(1)

The Operating LLC membership units not held by Cohen & Company Inc. (that is, those held by the non-controlling interest for the nine months ended September 30, 2019 and 2018) may be redeemed and exchanged into shares of the Company on a ten-for-one basis. The Operating LLC membership units not held by Cohen & Company Inc. are redeemable, at the member’s option at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the member’s redemption notice, or (ii) at the Company’s option, one tenth of a share of the Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Common Stock as a dividend or other distribution on the outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the  Common Stock. These units are not included in the computation of basic earnings per share.  These units enter into the computation of diluted net income (loss) per common share when the effect is not anti-dilutive using the if-converted method.

(2)

An adjustment is included because the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable, if the Operating LLC membership units had been converted at the beginning of the period.

(3)

For the three months ended September 30, 2019, weighted average common shares outstanding excludes (i) 0 shares representing restricted Common Stock and restricted Operating LLC membership units, which when vested can be converted in Common Stock,  (ii) 528,590 shares from the assumed conversion of the 2013 Convertible Notes, and (iii) 1,034,483 shares from the assumed conversion of the 2017 Convertible Note because the inclusion of such shares would be anti-dilutive. For the nine months ended September 30, 2019, weighted average common shares outstanding excludes (i) 19,728 shares representing restricted Common Stock and restricted Operating LLC membership units, (ii) 553,176 shares from the assumed conversion of the 2013 Convertible Notes, and (iii) 1,034,483 shares from the assumed conversion of the 2017 Convertible Note because the inclusion of such shares would be anti-dilutive.

For the three months ended September 30, 2018, weighted average common shares outstanding excludes (i) 26,168 shares representing restricted Common Stock, (ii) 293,865 shares from the assumed conversion of the 2013 Convertible Notes, and (iii) 1,034,483 shares from the assumed conversion of the 2017 Convertible Note because the inclusion of such shares would be anti-dilutive.  For the nine months ended September 30, 2018, weighted average common shares outstanding excludes (i) 22,400 shares representing restricted Common Stock, (ii) 281,233 shares from the assumed conversion of the 2013 Convertible Notes, and (iii) 1,034,483 shares from the assumed conversion of the 2017 Convertible Note because the inclusion of such shares would be anti-dilutive.

20. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

The Company’s U.S. broker-dealer subsidiary, J.V.B. Financial Group, LLC is a party to litigation commenced on August 7, 2019, in the Supreme Court of the State of New York under the caption VA Management, LP v. Odeon Capital Group LLC; Janney Montgomery Scott LLC; C&Co/PrinceRidge LLC; and JVB Financial Group LLC.  The plaintiff, VA Management, LP (f/k/a Visium Asset Management, LP) (“Visium”), alleges that the defendants, as third-party broker-dealers, aided and abetted Visium’s portfolio managers’ breaches of their fiduciary duties by assisting in carrying out a fraudulent “mismarking scheme.”  Visium is seeking in excess of $1 billion in damages from the defendants including disgorgement of the compensation paid to Visium’s portfolio managers, restitution of and damages for the investigative and legal fees, administrative wind down costs, and regulatory penalties paid by Visium as a result of the “mismarking scheme,” direct and consequential damages for the destruction of Visium’s business, including lost profits and lost enterprise value, and attorneys’ fees and costs.  JVB filed a motion to dismiss the complaint in lieu of an answer on October 16, 2019.  Visium’s response to the motion is due on November 15, 2019.  The Company intends to defend the action vigorously.

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

SEGMENT INFORMATION
Statement of Operations Information
Nine Months Ended September 30, 2019

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$25,873	$-	$-	$25,873	$-	$25,873
Asset management	-	5,765	-	5,765	-	5,765
New issue and advisory	250	-	-	250	-	250
Principal transactions and other income	2	379	1,307	1,688	-	1,688
Total revenues	26,125	6,144	1,307	33,576	-	33,576
Total operating expenses	22,838	4,894	300	28,032	5,537	33,569
Operating income (loss)	3,287	1,250	1,007	5,544	(5,537)	7
Interest income (expense)	348	(191)	-	157	(5,486)	(5,329)
Income (loss) from equity method affiliates	-	-	(365)	(365)	-	(365)
Income (loss) before income taxes	3,635	1,059	642	5,336	(11,023)	(5,687)
Income tax expense (benefit)	-	-	-	-	(917)	(917)
Net income (loss)	3,635	1,059	642	5,336	(10,106)	(4,770)
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(1,942)	(1,942)
Net income (loss) attributable to Cohen & Company Inc.	$3,635	$1,059	$642	$5,336	$(8,164)	$(2,828)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$13	$2	$-	$15	$224	$239

SEGMENT INFORMATION
Statement of Operations Information
Nine Months Ended September 30, 2018

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$20,193	$-	$-	$20,193	$-	$20,193
Asset management	-	7,827	-	7,827	-	7,827
New issue and advisory	873	-	-	873	-	873
Principal transactions and other income	33	538	4,301	4,872	-	4,872
Total revenues	21,099	8,365	4,301	33,765	-	33,765
Total operating expenses	21,171	5,437	612	27,220	5,174	32,394
Operating income (loss)	(72)	2,928	3,689	6,545	(5,174)	1,371
Interest (expense) income	(170)	(33)	-	(203)	(6,002)	(6,205)
Income (loss) from equity method affiliates	-	-	-	-	-	-
Income (loss) before income taxes	(242)	2,895	3,689	6,342	(11,176)	(4,834)
Income tax expense (benefit)	-	-	-	-	(1,259)	(1,259)
Net income (loss)	(242)	2,895	3,689	6,342	(9,917)	(3,575)
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(1,530)	(1,530)
Net income (loss) attributable to Cohen & Company Inc.	$(242)	$2,895	$3,689	$6,342	$(8,387)	$(2,045)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$39	$3	$-	$42	$134	$176

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended September 30, 2019

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$8,479	$-	$-	$8,479	$-	$8,479
Asset management	-	2,018	-	2,018	-	2,018
New issue and advisory	250	-	-	250	-	250
Principal transactions and other income	-	157	363	520	-	520
Total revenues	8,729	2,175	363	11,267	-	11,267
Total operating expenses	8,161	1,612	101	9,874	1,836	11,710
Operating income (loss)	568	563	262	1,393	(1,836)	(443)
Interest income (expense)	165	(64)	-	101	(1,637)	(1,536)
Income (loss) from equity method affiliates	-	-	(109)	(109)	-	(109)
Income (loss) before income taxes	733	499	153	1,385	(3,473)	(2,088)
Income tax expense (benefit)	-	-	-	-	(170)	(170)
Net income (loss)	733	499	153	1,385	(3,303)	(1,918)
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(702)	(702)
Net income (loss) attributable to Cohen & Company Inc.	$733	$499	$153	$1,385	$(2,601)	$(1,216)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$5	$1	$-	$6	$74	$80

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended September 30, 2018

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$6,816	$-	$-	$6,816	$-	$6,816
Asset management	-	2,818	-	2,818	-	2,818
New issue and advisory	-	-	-	-	-	-
Principal transactions and other income	17	152	2,434	2,603	-	2,603
Total revenues	6,833	2,970	2,434	12,237	-	12,237
Total operating expenses	7,543	2,017	420	9,980	1,901	11,881
Operating income (loss)	(710)	953	2,014	2,257	(1,901)	356
Interest (expense) income	(99)	(33)	-	(132)	(2,053)	(2,185)
Income (loss) from equity method affiliates	-	-	-	-	-	-
Income (loss) before income taxes	(809)	920	2,014	2,125	(3,954)	(1,829)
Income tax expense (benefit)	-	-	-	-	(595)	(595)
Net income (loss)	(809)	920	2,014	2,125	(3,359)	(1,234)
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(583)	(583)
Net income (loss) attributable to Cohen & Company Inc.	$(809)	$920	$2,014	$2,125	$(2,776)	$(651)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$9	$1	$-	$10	$53	$63

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

BALANCE SHEET DATA
As of September 30, 2019
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$7,421,954	$1,448	$10,328	$7,433,730	$13,692	$7,447,422

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
December 31, 2018
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$8,094,983	$2,309	$13,768	$8,111,060	$4,569	$8,115,629

Included within total assets:
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total Revenues:
United States	$10,152	$10,406	$30,545	$28,461
Europe & Other	1,115	1,831	3,031	5,304
Total	$11,267	$12,237	$33,576	$33,765

Long-lived assets attributable to an individual country, other than the United States, are not material.

22. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $5,637 and $5,300 for the nine months ended September 30, 2019 and 2018, respectively.

The Company paid income taxes of $30 and $36 for the nine months ended September 30, 2019 and 2018, respectively. The Company received income tax refunds of $48 and $8 for the nine months ended September 30, 2019 and 2018, respectively.

For the nine months ended September 30, 2019, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered units of the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $133, a net decrease of $14 in accumulated other comprehensive income, and a decrease of $119 in non-controlling interest.  See note 17.

•

The investment return related to certain of the Company’s redeemable financial instruments was negative within certain quarterly periods.  Accordingly, to the terms of those agreements, the redemption value of the instrument is reduced in those cases.  Accordingly, the Company recorded interest income and reduced the balance of redeemable financial instruments by $176.

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

23. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the nine months ended September 30, 2019 and 2018. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repurchase agreements with TBBK as its counterparty.  As of September 30, 2019 and December 31, 2018, the Company had no repurchase agreements with TBBK.  For the three and nine months ending September 30, 2019, the Company incurred no interest expense related to repurchase agreement with TBBK as its counterparty.  For the three and nine months ended September 30, 2018, the Company incurred interest expense related to repurchase agreements with TBBK as its counterparty in the amounts of $480 and $1,369, respectively, which were included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section.

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

In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company.  The Company issued $2,400 in principal amount of the 2013 Convertible Notes and $1,600 of Common Stock to EBC. See note 18 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  On September 25, 2019, the 2013 Notes were amended and restated by the 2019 Senior Notes.   See note 16. The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at the end of this section.

On September 29, 2017, CBF also invested $8,000 of the $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Family Fintech Trust / CBF pursuant to the CBF Investment Agreement.   The Company incurred interest expense on this instrument, which is disclosed as part of interest expense incurred in the table at the end of this section.  In October 2019, a payment of $1,500 was made by the Company to CBF which reduced the redeemable financial instrument balance.  See notes 15 and 16.

C. The Edward E. Cohen IRA

On August 28, 2015, $4,386 in principal amount of the 2013 Convertible Notes originally issued to Mead Park Capital in September 2013 was purchased by the Edward E. Cohen IRA of which Edward E. Cohen is the benefactor.  Edward E. Cohen is the father of Daniel G. Cohen.  See note 18 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. On September 25, 2019, the 2013 Convertible Notes were amended and restated by the 2019 Senior Notes.  See note 16 for a description of amendments entered into related to the 2019 Senior Notes and 2013 Convertible Notes.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tables at the end of this section.

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

On September 29, 2017, the DGC Family Fintech Trust also invested $2,000 of the $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Family Fintech Trust / CBF pursuant to the DGC Family Fintech Trust Investment Agreement.  See note 15. See note 17 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K.  Interest incurred on this instrument is disclosed in the tables at the end of this section.

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

In July 2018, the Operating LLC acquired publicly traded shares of Fintech Acquisition Corp. II from an unrelated third party for a total purchase price of $2,513.  In connection with this purchase, the Operating LLC agreed with Fintech Investor Holdings II, LLC to not redeem these shares in advance of the merger between Fintech Acquisition Corp. II and Intermex Holdings II, LLC.   In exchange for this agreement to not redeem these shares prior to the merger, as well as the outlay of capital to purchase the publicly traded shares of Fintech Acquisition Corp. II, the Operating LLC received unregistered, restricted shares of common stock of Fintech Acquisition Corp. II from Fintech Investor Holdings II, LLC.  In connection with the merger, Fintech Acquisition Corp. II changed its name to International Money Express, Inc.  The Company recognized net gains (losses) in principal transactions and other income of $66 and $223 in connection with the receipt of these shares for the three and nine months ended months ended September 30, 2019, respectively.

H.  Duane Morris, LLP (“Duane Morris”)

Duane Morris is an international law firm and serves as legal counsel to the Company.  Duane Morris is considered a related party because a partner at Duane Morris is a member of the same household as a director of the Company.  Expense incurred by the Company for services provided by Duane Morris are included within professional fees and operating expense in the consolidated statements of operations and comprehensive income and are disclosed in the table below.

I. FinTech Masala, LLC

FinTech Masala, LLC is a related party because Betsy Cohen is the mother of Daniel G. Cohen and is a  member of FinTech Masala, LLC.  Daniel G. Cohen is also a member of Fintech Masala, LLC.  The Company has engaged Betsy Cohen on behalf of FinTech Masala, LLC as a consultant to provide certain services related to the Insurance SPAC.  The Company agreed to pay a consultant fee of $1 per month, which commenced July 1, 2019 and shall continue until the earlier of (i) the date that is thirty days following the closing of the Insurance SPAC’s initial Business Combination and (ii) the date on which the Company or Betsy Cohen terminates the consulting agreement. Betsy Cohen made a $2 investment in the Sponsor Entities in March 2019, which is included as a component of non-controlling interest in the consolidated balance sheet.  The expense incurred by the Company for the consulting services provided by FinTech Masala, LLC are included within professional fees and operating expense in the consolidated income statement and are disclosed in the table below.

The Company has a sublease agreement for certain office space with FinTech Masala, LLC.  The Company received payments under this agreement.  The payments are recorded as a reduction in rent expenses.  This sublease agreement commenced on August 1, 2018.  It has an annual term that auto-renews if not cancelled earlier.  It can be cancelled by either party upon 90 days’ notice.  The income earned on this sublease is included as a reduction in rent expense in the consolidated statements of income and are disclosed in the tables below.

J. Investment Vehicle and Other

EuroDekania

EuroDekania is considered a related party because it is an equity method investment of the Company.   The Company has an investment in and a management contract with EuroDekania.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management in the tables below.  EuroDekania liquidated its remaining investments in July 2019 and expects to complete its corporate liquidation in the fourth quarter of 2019.

SPAC Fund

The SPAC Fund is considered a related party because it is an equity method investment of the Company.   The Company has an investment in and a management contract with the SPAC Fund.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management in the tables below.  As of September 30, 2019, the Company owned 3.77% of the equity of the SPAC Fund.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management and are shown in the tables below.  As of September 30, 2019, the Company owned 4.5% of the equity of the U.S. Insurance JV.

Insurance SPAC

The Insurance SPAC is a related party as it is an equity method investment of the Sponsor Entities, which are consolidated by the Company.  As of September 30, 2019, the Sponsor Entities owned 26.8% of the equity in the Insurance SPAC. Income earned, or loss incurred on equity method investments is included in the tables below.  The Operating LLC and the Insurance SPAC entered into an administrative services agreement, dated March 19, 2019, pursuant to which the Operating LLC and the Insurance SPAC agreed that, commencing on the date that the Insurance SPAC’s securities were first listed on the Nasdaq Capital Market through the earlier of the Insurance SPAC’s consummation of a Business Combination and its liquidation, the Insurance SPAC will pay the Operating LLC $10 per month for certain office space, utilities, secretarial support, and administrative services.  Revenue earned by the Company from the administrative services agreement is included as part of principal transactions and other income in the tables below.  The Company agreed to lend the Insurance SPAC $750 for operating and acquisition related expenses.  No amounts have been lent to date under this facility.  See note 4.

The following tables display the routine transactions recognized in the statements of operations from the identified related parties that are described above.

	Related Party Transactions
	(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net trading
TBBK	$7	$4	$11	$25

Asset management
EuroDekania	-	74	236	165
SPAC Fund	35	20	98	20
U.S. Insurance JV	61	16	211	16
	$96	$110	$545	$201
Principal transactions and other income
EuroDekania	(2)	35	279	786
Fintech Acquisition Corp.	2	12	8	17
Insurance SPAC	30	-	65	-
SPAC Fund	(19)	2	30	2
U.S. Insurance JV	31	7	114	7
	$42	$56	$496	$812
Income (loss) from equity method affiliates
Insurance SPAC	$(109)	$-	$(365)	$-

Operating expense (income)
Duane Morris	86	158	251	424
Fintech Masala, LLC	(11)	-	(23)	-
	$75	$158	$228	$424
Interest expense (income)
CBF	135	163	462	358
DGC Family Fintech Trust	406	405	1,214	1,167
EBC	50	61	145	180
Edward E. Cohen IRA	91	111	265	328
JKD Investor	(43)	415	478	1,291
	$639	$1,155	$2,564	$3,324

The following related party transactions are non-routine and are not included in the tables above.

K.  Directors and Employees

The Company has entered into employment agreements with Mr. Cohen and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $50 and $219 for the three and nine months ended September 30, 2019, respectively, and $46 and $164 for the three and nine months ended September 30, 2018, respectively.

The Company leases office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio, Jr., the vice chairman of the Company’s board of directors.  The Company recorded $24 of rent expense for the three months ended September 30, 2019 and 2018. The Company recorded $72 of rent expense for the nine months ended September 30, 2019 and 2018.

24. DUE FROM / DUE TO RELATED PARTIES

Amounts due to related parties related to redeemable financial instruments and outstanding debt are included as components of those balances in the consolidated balance sheet.  Also, interest or investment return owed on those balances are included as a component of accounts payable and other in the consolidated balance sheet.  Any investment made in an equity method affiliate for which the Company does not elect the fair value option is included as a component of other assets in the consolidated balance sheet.  Any investment made in an equity method affiliate for which the Company elected the fair value option is included as a component of other investments, at fair value in the consolidated balance sheet.

The following table summarizes other amounts outstanding due from / to related parties as of each date shown. These amounts may result from normal operating advances, employee advances, or from timing differences between the transactions disclosed in note 23 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	September 30, 2019	December 31, 2018
Employees & other	$317	$793
Due from related parties	$317	$793

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

•

Asset Management:    Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of September 30, 2019, we had approximately $2.67 billion in assets under management (“AUM”) of which 82.4% was in CDOs. A substantial portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

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

Our business is materially affected by economic conditions in the financial markets, political conditions, broad trends in business and finance, the housing and mortgage markets, changes in volume and price levels of securities transactions, and changes in interest rates, including overnight funding rates, all of which can affect our profitability and are unpredictable and beyond our control. These factors may affect the financial decisions made by investors and companies, including their level of participation in the financial markets and their willingness to participate in corporate transactions. Severe market fluctuations or weak economic conditions could reduce our trading volume and revenues, negatively affect our ability to generate new issue and advisory revenue, and adversely affect our profitability.

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

A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.  We provide investment banking and advisory services in Europe through our subsidiaries CCFL and CCFEL and advisory services in the United States through our subsidiary JVB. Currently, our primary source of new issue revenue is from originating assets for our U.S. insurance asset management business and the PriDe funds and managed accounts.

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of September 30, 2019,  82.4% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

Our response to this margin compression has included: (i) building a diversified fixed income trading platform; (ii) acquiring or building out new product lines and expanding existing product lines; (iii) building a hedging execution and funding operation to service mortgage originators; (iv) becoming a full netting member of the FICC enabling us to expand our matched book repo business; and (v) monitoring our fixed costs. Our cost management initiatives are ongoing. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a decline in profitability.

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

Recent Events

The 2019 Senior Notes

On September 25, 2019, we amended the previously outstanding 2013 Convertible Notes that were scheduled to mature on September 25, 2019.  The material terms and conditions of the 2013 Convertible Notes remained substantially the same, except that (i) the maturity date changed from September 25, 2019 to September 25, 2020; (ii) the conversion feature in the 2013 Convertible Notes was removed; (iii) the interest rate changed from 8% per annum (9% in the event of certain events of default) to 12% per annum (13% in the event of certain events of default); and (iv) the restrictions regarding prepayment was removed.  The post amendment notes are referred to herein as the “2019 Senior Notes” and the pre-amendment notes are referred to herein as the “2013 Convertible Notes.”

ViaNova

In 2018, we formed a new subsidiary, ViaNova, for the purpose of building a RTL business.  RTLs are small balance commercial loans secured by first lien mortgages used by professional investors and real estate developers to finance the purchase and rehabilitation of residential properties.  ViaNova’s business plan includes buying, aggregating, and distributing these loans to produce superior risk-adjusted returns through the pursuit of opportunities overlooked by commercial banks.  To that end, we have hired two professionals and entered into a line of credit with LegacyTexas Bank.  See notes 4,  15, and 16 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

U.S. Insurance JV

On May 16, 2018, we committed to invest up to $3,000 in a newly formed joint venture (the “U.S. Insurance JV”) with an outside investor that committed to invest approximately $63,000 of equity in the U.S. Insurance JV.  The U.S. Insurance JV was formed for the purposes of investing in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies and is managed by Dekania Capital Management, LLC, a registered investment advisor subsidiary of the Company (“DCM”). We are required to invest 4.5% of the total equity of the U.S. Insurance JV with an absolute limit of $3,000. The U.S. Insurance JV may use leverage to grow its assets. As of September 30, 2019, we had invested $1,900.

The insurance company debt that will be acquired by the U.S. Insurance JV may be originated by JVB and there may be origination fees earned in connection with such transactions. We also earn management fees as manager of the U.S. Insurance JV.  We are entitled to a quarterly base management fee, an annual incentive fee (if certain return hurdles are met), and an additional incentive fee upon the liquidation of the portfolio (if certain return hurdles are met).  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

SPAC Fund

On August 6, 2018, we invested in and became the general partner of a newly formed partnership, the SPAC Fund, for the purposes of investing in the equity securities of SPACs.  Cohen & Company Financial Management, LLC, a registered investment advisor subsidiary of the Company (“CCFM”), is the manager of the SPAC Fund.  As of September 30, 2019, we had invested $630 in the SPAC Fund. We are entitled to a quarterly base management fee based on a percentage of the net asset value of the SPAC Fund and an annual incentive allocation based on the actual returns earned by the SPAC Fund.  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Insurance Acquisition Corporation (the “Insurance SPAC”)

We are the sponsor of the Insurance SPAC, a blank check company seeking to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (each a “Business Combination”).

On March 22, 2019, the Insurance SPAC completed the sale of 15,065,000 units (the “SPAC Units”) in its initial public offering (the “IPO”). Each SPAC Unit consists of one share of the SPAC’s Class A common stock, par value $0.0001 per share (“SPAC Common Stock”), and one-half of one warrant (each, a “SPAC Warrant”), where each whole SPAC Warrant entitles the holder to purchase one share of Common Stock for $11.50 per share. The SPAC Units were sold in the IPO at an offering price of $10.00 per SPAC Unit, for gross proceeds of $150,650 (before underwriting discounts and commissions and offering expenses).  Pursuant to the underwriting agreement in the IPO, the Insurance SPAC granted the underwriters in the IPO (the “Underwriters”) a 45-day option to purchase up to 1,965,000 additional SPAC Units solely to cover over-allotments, if any (the “Over-Allotment Option”); and on March 21, 2019, the Underwriters exercised the Over-Allotment Option in full.  Immediately following the completion of the IPO, there were an aggregate of 20,653,333 shares of SPAC Common Stock issued and outstanding.

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

Cohen & Company Financial (Ireland) Limited

In June 2018, in response to the uncertainty surrounding Brexit, we formed a new subsidiary, CCFEL (f/k/a Cohen & Company Financial (Ireland) Limited) in Ireland, for the purpose of seeking to become regulated to perform asset management and capital markets activities in Ireland and the European Union.  In April 2019, CCFEL received authorization from the CBI under the European Union (Markets in Financial Instruments) Regulations 2017 to provide investment services in respect of certain financial instruments including transferable securities, money-market instruments, units in collective investment undertakings and various option, futures, swaps, forward rate agreements and other derivative contracts (“Financial Instruments”).  The services for which CCFEL received authorization include the receipt and transmission of orders in relation to Financial Instruments, the execution of orders on behalf of clients, portfolio management, investment advice and investment research, and financial analysis.  In addition, CCFEL applied for approval of a French branch, which approval was granted by the CBI and the branch was authorized by the French regulators in April 2019.  Following authorization of the French Branch of CCFEL, various contracts originally entered into by CCFL were novated to the French Branch of CCFEL.  The novation of contracts was completed on July 1, 2019.

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

 Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2019 and 2018.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,		Favorable / (Unfavorable)
	2019	2018	$ Change	% Change
Revenues
Net trading	$25,873	$20,193	$5,680	28%
Asset management	5,765	7,827	(2,062)	(26)%
New issue and advisory	250	873	(623)	(71)%
Principal transactions and other income	1,688	4,872	(3,184)	(65)%
Total revenues	33,576	33,765	(189)	(1)%

Operating expenses
Compensation and benefits	19,813	18,960	(853)	(4)%
Business development, occupancy, equipment	2,476	2,236	(240)	(11)%
Subscriptions, clearing, and execution	6,732	6,418	(314)	(5)%
Professional fee and other operating	4,309	4,604	295	6%
Depreciation and amortization	239	176	(63)	(36)%
Total operating expenses	33,569	32,394	(1,175)	(4)%

Operating income / (loss)	7	1,371	(1,364)	(99)%

Non-operating income / (expense)

Interest expense, net	(5,329)	(6,205)	876	14%
Income / (loss) from equity method affiliates	(365)	-	(365)	NM
Income / (loss) before income taxes	(5,687)	(4,834)	(853)	(18)%
Income tax expense / (benefit)	(917)	(1,259)	(342)	(27)%
Net income / (loss)	(4,770)	(3,575)	(1,195)	(33)%
Less: Net income (loss) attributable to the non-controlling interest	(1,942)	(1,530)	412	27%
Net income / (loss) attributable to Cohen & Company Inc.	$(2,828)	$(2,045)	$(783)	(38)%

Revenues

Revenues decreased by $189, or 1%, to $33,576 for the nine months ended September 30, 2019 from $33,765 for the nine months ended September 30, 2018. As discussed in more detail below, the change was comprised of (i) an increase of $5,680 in net trading revenue; (ii) a decrease of $2,062 in asset management revenue; (iii) a decrease of $623 in new issue and advisory revenue; and (iv) a decrease of $3,184 in principal transactions and other income.

Net Trading

Net trading revenue increased by $5,680, or 28%, to $25,873 for the nine months ended September 30, 2019 from $20,193 for the nine months ended September 30, 2018.     The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	Nine Months Ended September 30,
	2019	2018	Change
Mortgage	$5,550	$4,035	$1,515
Matched book repo	6,202	3,450	2,752
High yield corporate	4,226	7,099	(2,873)
Investment grade corporate	839	586	253
SBA	820	309	511
Wholesale and other	8,236	4,714	3,522
Total	$25,873	$20,193	$5,680

Our net trading revenue includes unrealized gains on our trading investments as of the applicable measurement date that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized may not be indicative of future results. Furthermore, from time to time, some of the assets included in the investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB valuation hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 7, 8, and 9 to our consolidated financial statements included in this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

We consider our matched book repo business to be subject to significant concentration risk.  See note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Asset Management

Assets Under Management

Our AUM equals the sum of: (1) the gross assets included in CDOs that we have sponsored and manage; plus (2) the NAV of investment funds we manage; plus (3) the NAV or gross assets of other accounts we manage.

Our calculation of AUM may differ from the calculations used by other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to a definition of AUM that may be used in our management agreements.

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	As of September 30,		As of December 31,
	2019	2018	2018	2017
Company sponsored CDOs	$2,196,955	$2,687,056	$2,386,614	$3,117,372
Other Investment Vehicles (1)	470,066	437,246	465,665	374,510
Assets under management (2)	$2,667,021	$3,124,302	$2,852,279	$3,491,882

(1)	Other Investment Vehicles represent all AUM that are not company sponsored CDOs.
(2)

In some cases, accounts we manage employ leverage.  In some cases, our fees are based on gross assets and in some cases on net assets.  AUM included herein is calculated using either the gross or net assets of each managed account or CDO based on whichever serves as the basis for our management fees.

(3)

Asset management fees decreased by $2,062, or 26%, to $5,765 for the nine months ended September 30, 2019 from $7,827 for the nine months ended September 30, 2018, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Nine Months Ended September 30,
	2019	2018	Change
CDOs	$3,187	$3,915	$(728)
Other	2,578	3,912	(1,334)
Total	$5,765	$7,827	$(2,062)

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

Asset management fees from company sponsored CDOs decreased by $728 to $3,187 for the nine months ended September 30, 2019 from $3,915 for the nine months ended September 30, 2018. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	Nine Months Ended September 30,
	2019	2018	Change
TruPS and insurance company debt - U.S.	$2,344	$2,769	$(425)
TruPS and insurance company debt - Europe	296	876	(580)
Broadly syndicated loans - Europe	547	270	277
Total	$3,187	$3,915	$(728)

Asset management fees for TruPS and insurance company debt – U.S. declined.  In October 2018, the Alesco II CDO had a successful auction of its assets and liquidated.  During the nine months ended September 30, 2018, the Company recorded management fee revenue of $213 associated with the Alesco II CDO.  The remaining reduction in asset management fees for TruPS and insurance company debt – U.S. was a result of average AUM declining due to principal repayments on the assets in these securitizations.

Asset management fees for TruPS and insurance company debt – Europe declined.  In June 2018, the Dekania Europe I CDO had a successful auction of its assets and liquidated.  During the nine months ended September 30, 2018, the Company recorded management fee revenue of $435 associated with the Dekania Europe I CDO.  The remaining reduction in asset management fees for TruPS and insurance company debt – Europe was a result a decline in AUM due to principal repayments on the assets in these securitizations.

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  During August 2019, this CLO liquidated.  Of the revenue earned in 2019, $452 represented fees earned by us upon successful liquidation.  No future revenue will be earned related to this management contract.

Other

Other asset management revenue decreased by $1,334 to $2,578 for the nine months ended September 30, 2019 from $3,912 for the nine months ended September 30, 2018.   The decrease was primarily due to a reduction in performance fees being earned on our managed accounts during the nine months ended September 30, 2019 as compared to the same period in 2018.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $623, or 71%, to $250 for the nine months ended September 30, 2019 from $873 for the nine months ended September 30, 2018.

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

In addition, we often incur certain costs related to new issue engagements.  These costs are included as a component of either subscriptions, clearing, and execution or professional fees and other and will generally be recognized in the same period that the related revenue is recognized.

Principal Transactions and Other Income

Principal transactions and other income decreased by $3,184, or 65%, to $1,688 for the nine months ended September 30, 2019, as compared to $4,872 for the nine months ended September 30, 2018.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Nine Months Ended September 30,
	2019	2018	Change
EuroDekania	$279	$786	$(507)
Currency hedges	51	65	(14)
CLO investments	219	1,826	(1,607)
SPAC equity positions	116	1,606	(1,490)
U.S. Insurance JV	114	7	107
SPAC Fund	31	2	29
Other principal investments	435	-	435
Total principal transactions	1,245	4,292	(3,047)

Star Asia revenue share	-	169	(169)
IIFC revenue share	378	365	13
All other income / (loss)	65	46	19
Other income	443	580	(137)

Total principal transactions and other income	$1,688	$4,872	$(3,184)

Principal Transactions

EuroDekania is a company that invests in hybrid capital securities of European companies and we carry our investment at the reported NAV.  Income recognized in each period is the result of changes in the underlying NAV of the fund as well as distributions received.  Our investment in EuroDekania is denominated in Euros.  We sometimes hedge this exposure (as described in greater detail below).  EuroDekania sold its remaining investments in 2019.  Going forward there should be no income or loss from this investment.  We expect EuroDekania to complete its formal liquidation in the fourth quarter of 2019.

Our currency hedge consisted of a Euro forward agreement designed to hedge the currency risk primarily associated with our investment in EuroDekania.

The CLO investments represent investments in the most junior tranche of certain CLOs.  The average carrying value of our CLO investments for the nine months ended September 30, 2019 was $2,712 as compared to $13,181 for the nine months ended September 30, 2018.  These investments are carried at fair value.  See note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

SPAC equity positions represents unrestricted and restricted equity investments in publicly traded SPACs or their successor entities   See note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

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

Other Income

Other income decreased by $137 to $443 for the nine months ended September 30, 2019, as compared to $580 for the nine months ended September 30, 2018. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.

The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned in excess of certain thresholds.  These arrangements expire, or have expired, as follows:

•	The Star Asia revenue share arrangement terminated during the first half of 2018.
•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $2,563.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $1,175, or 4%, to $33,569 for the nine months ended September 30, 2019 from $32,394 for the nine months ended September 30, 2018. As discussed in more detail below, the change was comprised of (i) an increase of $853 in compensation and benefits; (ii) an increase of $240 in business development, occupancy, and equipment; (iii) an increase of $314 in subscriptions, clearing, and execution; (iv) a decrease of $295 of professional fee and other operating; and (v) an increase of $63 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $853, or 4%, to $19,813 for the nine months ended September 30, 2019 from $18,960 for the nine months ended September 30, 2018.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Nine Months Ended September 30,
	2019	2018	Change
Cash compensation and benefits	$19,259	$18,503	$756
Equity-based compensation	554	457	97
Total	$19,813	$18,960	$853

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $756 to $19,259 for the nine months ended September 30, 2019 from $18,503 for the nine months ended September 30, 2018. Our total headcount increased from 86 at September 30, 2018 to 90 at September 30, 2019.

Equity-based compensation increased by $97 to $554 for the nine months ended September 30, 2019 from $457 for the nine months ended September 30, 2018.  The increase was a result of the fact that there was a higher level of grants during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $240, or 11%, to $2,476 for the nine months ended September 30, 2019 from $2,236 for the nine months ended September 30, 2018.  The increase was comprised of an increase of $11 from business development and $228 from occupancy and equipment.  The increase in business development costs was primarily the result of expenses related to the promotion of businesses.  The increase in occupancy and equipment was primarily the result of increased rent from our New York office lease effective as of August 1, 2018.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $314, or 5%, to $6,732 for the nine months ended September 30, 2019 from $6,418 for the nine months ended September 30, 2018.  The increase was comprised of an increase in subscriptions of $231 and an increase in clearing and execution costs of $83.  Clearing and execution costs increased primarily as a result of increased trading volumes.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses decreased by $295, or 6%, to $4,309 for the nine months ended September 30, 2019 from $4,604 for the nine months ended September 30, 2018. The decrease was comprised of a decrease in professional fees of $161 and a decrease in other operating expense of $133.

Depreciation and Amortization

Depreciation and amortization increased by $63, or 36%, to $239 for the nine months ended September 30, 2019 from $176 for the nine months ended September 30, 2018.  The increase was primarily the result of new equipment depreciation related to our New York office.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $876, or 14%, to $5,329 for the nine months ended September 30, 2019 from $6,205 for the nine months ended September 30, 2018.

INTEREST EXPENSE
(Dollars in Thousands)

	Nine Months Ended September 30,
	2019	2018	Change
Junior subordinated notes	$2,624	$2,603	$21
2013 Convertible Notes / 2019 Senior Notes	410	615	(205)
2017 Convertible Note	1,098	1,078	20
2018 FT LOC	273	171	102
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF	578	447	131
Redeemable Financial Instrument - JKD Capital Partners I LTD	478	1,291	(813)
Redeemable Financial Instrument - ViaNova Capital Group, LLC	(132)	-	(132)
	$5,329	$6,205	$(876)

See notes 15 and 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $365 to ($365) for the nine months ended September 30, 2019 from $0 for the nine months ended September 30, 2018.  The loss during 2019 is from our equity method investment in the Insurance SPAC.  The Company acquired this investment in March 2019.  See note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $342 to income tax expense / (benefit) of ($917) for the nine months ended September 30, 2019 from ($1,259) for the nine months ended September 30, 2018.  In the nine months ended September 30, 2019, we estimated that we will incur a net operating loss in 2019 for U.S. income tax purposes.  Therefore, we expect to have additional net operating loss carryforwards available to offset a portion of our deferred tax liability in future years.  The reduction of the deferred tax liability is recorded as an income tax benefit.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the nine months ended September 30, 2019 and 2018 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned by us.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Nine Months Ended September 30, 2019

	Wholly Owned Subsidiaries	Majority Owned Subsidiaries	Total Operating LLC Consolidated	Cohen & Company, Inc.		Consolidated
Net income / (loss) before tax	$(5,322)	$(365)	$(5,687)	$		$(5,687)
Income tax expense / (benefit)			0		(917)	(917)
Net income / (loss) after tax	(5,322)	(365)	(5,687)		917	(4,770)
Majority owned subsidiary non-controlling interest	-	(188)	(188)
Net income / (loss) attributable to the Operating LLC	(5,322)	(177)	(5,499)
Average effective Operating LLC non-controlling interest % (1)			30.84%
Operating LLC non-controlling interest			$(1,754)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Nine Months Ended September 30, 2018

	Wholly Owned Subsidiaries	Majority Owned Subsidiaries	Total Operating LLC Consolidated	Cohen & Company, Inc.	Consolidated
Net income / (loss) before tax	$(4,834)	$-	$(4,834)	$-	$(4,834)
Income tax expense / (benefit)	39	-	39	(1,298)	(1,259)
Net income / (loss) after tax	(4,873)	-	(4,873)	1,298	(3,575)
Majority owned subsidiary non-controlling interest	-	-	-
Net income / (loss) attributable to the Operating LLC	(4,873)	-	(4,873)
Average effective Operating LLC non-controlling interest % (1)			31.40%
Operating LLC non-controlling interest			$(1,530)

(1)Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2019 and 2018.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Favorable / (Unfavorable)
	2019	2018	$ Change	% Change
Revenues
Net trading	$8,479	$6,816	$1,663	24%
Asset management	2,018	2,818	(800)	(28)%
New issue and advisory	250	-	250	NM
Principal transactions and other income	520	2,603	(2,083)	(80)%
Total revenues	11,267	12,237	(970)	(8)%

Operating expenses
Compensation and benefits	7,017	7,177	160	2%
Business development, occupancy, equipment	770	725	(45)	(6)%
Subscriptions, clearing, and execution	2,403	2,433	30	1%
Professional fee and other operating	1,440	1,483	43	3%
Depreciation and amortization	80	63	(17)	(27)%
Total operating expenses	11,710	11,881	171	1%

Operating income / (loss)	(443)	356	(799)	(224)%

Non-operating income / (expense)

Interest expense, net	(1,536)	(2,185)	649	30%
Income / (loss) from equity method affiliates	(109)	-	(109)	NM
Income / (loss) before income taxes	(2,088)	(1,829)	(259)	(14)%
Income tax expense / (benefit)	(170)	(595)	(425)	(71)%
Net income / (loss)	(1,918)	(1,234)	(684)	(55)%
Less: Net income (loss) attributable to the non-controlling interest	(702)	(583)	119	20%
Net income / (loss) attributable to Cohen & Company Inc.	$(1,216)	$(651)	$(565)	(87)%

Revenues

Revenues decreased by $970, or 8%, to $11,267 for the three months ended September 30, 2019 from $12,237 for the three months ended September 30, 2018. As discussed in more detail below, the change was comprised of (i) an increase of $1,663 in net trading revenue; (ii) a decrease of $800 in asset management revenue; (iii) an increase of $250 in new issue and advisory revenue; and (iv) a decrease of $2,083 in principal transactions and other income.

Net Trading

Net trading revenue increased by $1,663, or 24%, to $8,479 for the three months ended September 30, 2019 from $6,816 for the three months ended September 30, 2018.     The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	Three Months Ended September 30,
	2019	2018	Change
Mortgage	$2,013	$1,337	$676
Matched book repo	2,566	1,401	1,165
High yield corporate	724	2,278	(1,554)
Investment grade corporate	432	193	239
SBA	142	54	88
Wholesale and other	2,602	1,553	1,049
Total	$8,479	$6,816	$1,663

Our net trading revenue includes unrealized gains on our trading investments as of the applicable measurement date that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized may not be indicative of future results. Furthermore, from time to time, some of the assets included in the investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB valuation hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 7, 8, and 9 to our consolidated financial statements included in this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.

We consider our matched book repo business to be subject to significant concentration risk.  See note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Asset Management

Asset management fees decreased by $800, or 28%, to $2,018 for the three months ended September 30, 2019 from $2,818 for the three months ended September 30, 2018, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Three Months Ended September 30,
	2019	2018	Change
CDOs	$1,334	$1,111	$223
Other	684	1,707	(1,023)
Total	$2,018	$2,818	$(800)

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

Asset management fees from Company sponsored CDOs increased by $223 to $1,334 for the three months ended September 30, 2019 from $1,111 for the three months ended September 30, 2018. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	Three Months Ended September 30,
	2019	2018	Change
TruPS and insurance company debt - U.S.	$774	$917	$(143)
TruPS and insurance company debt - Europe	97	128	(31)
Broadly syndicated loans - Europe	463	66	397
Total	$1,334	$1,111	$223

Asset management fees for TruPS and insurance company debt – U.S. declined.  In October 2018, the Alesco II CDO had a successful auction of its assets and liquidated.  During the three months ended September 30, 2018, the Company recorded management fee revenue of $70 associated with the Alesco II CDO.  The remaining reduction in asset management fees for TruPS and insurance company debt – U.S. was the result of average AUM declining due to principal repayments on the assets in these securitizations

Asset management fees for TruPS and insurance company debt – Europe declined.  The reduction in asset management fees for TruPS and insurance company debt – Europe was the result a decline in AUM due to principal repayments on the assets in these securitizations.

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  During August 2019, this CLO liquidated.  Of the revenue earned during the three months ended September 30, 2019, $452 represented fees earned by us upon successful liquidation.  No future revenue will be earned related to this management contract.

Other

Other asset management revenue decreased by $1,023 to $684 for the three months ended September 30, 2019 from $1,707 for the three months ended September 30, 2018.   The decrease was primarily due to a reduction of performance fees being earned on our managed accounts during the three months ended September 30, 2019 as compared to the same period in 2018.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $250, to $250 for the three months ended September 30, 2019 from $0 for the three months ended September 30, 2018.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $2,083, or 80%, to $520 for the three months ended September 30, 2019, as compared to $2,603 for the three months ended September 30, 2018.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Three Months Ended September 30,
	2019	2018	Change
EuroDekania	$(2)	$35	$(37)
Currency hedges	9	14	(5)
CLO investments	50	908	(858)
SPAC equity positions	85	1,434	(1,349)
U.S. Insurance JV	31	2	29
SPAC Fund	(19)	7	(26)
Other principal investments	156	1	155
Total principal transactions	310	2,401	(2,091)

IIFC revenue share	157	150	7
All other income / (loss)	53	52	1
Other income	210	202	8

Total principal transactions and other income	$520	$2,603	$(2,083)

Principal Transactions

EuroDekania is a company that invests in hybrid capital securities of European companies and we carry our investment at the reported NAV.  Income recognized in each period is the result of changes in the underlying NAV of the fund as well as distributions received.  Our investment in EuroDekania is denominated in Euros.  We sometimes hedge this exposure (as described in greater detail below).  EuroDekania sold its remaining investments in 2019.  Going forward there should be no income or loss from this investment.  We expect EuroDekania to complete its formal liquidation in the fourth quarter of 2019.

Our currency hedge consisted of a Euro forward agreement designed to hedge the currency risk primarily associated with our investment in EuroDekania.

The CLO investments represent investments in the most junior tranche of certain CLOs.  The average carrying value of our CLO investments for the three months ended September 30, 2019 was $2,687 as compared to $14,451 for the three months ended September 30, 2018.  These investments are carried at fair value.  See note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

SPAC equity positions represents unrestricted and restricted equity investments in publicly traded SPACs or their successor entities   See note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

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

Other Income

Other income increased by $8 to $210 for the three months ended September 30, 2019, as compared to $202 for the three months ended September 30, 2018. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.

The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned in excess of certain thresholds.  These arrangements expire, or have expired, as follows:

•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $2,563.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses decreased by $171, or 1%, to $11,710 for the three months ended September 30, 2019 from $11,881 for the three months ended September 30, 2018. As discussed in more detail below, the change was comprised of (i) a decrease of $160 in compensation and benefits; (ii) an increase of $45 in business development, occupancy, and equipment; (iii) a decrease of $30 in subscriptions, clearing, and execution; (iv) a decrease of $43 of professional fee and other operating expenses; and (v) an increase of $17 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $160, or 2%, to $7,017 for the three months ended September 30, 2019 from $7,177 for the three months ended September 30, 2018.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Three Months Ended September 30,
	2019	2018	Change
Cash compensation and benefits	$6,827	$7,011	$(184)
Equity-based compensation	190	166	24
Total	$7,017	$7,177	$(160)
Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $184 to $6,827 for the three months ended September 30, 2019 from $7,011 for the three months ended September 30, 2018.  This decrease was primarily the result of a decrease in incentive compensation that is tied to revenue and operating profitability.  Our total headcount increased from 86 at September 30, 2018 to 90 at September 30, 2019.

Equity-based compensation increased by $24 to $190 for the three months ended September 30, 2019 from $166 for the three months ended September 30, 2018.  The increase was the result of the fact that equity grants increased during 2019 as compared to 2018.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $45, or 6%, to $770 for the three months ended September 30, 2019 from $725 for the three months ended September 30, 2018.  The increase was due to an increase in occupancy and equipment expense of $66; partially offset by a decrease business development costs of $22.  The increase in occupancy and equipment was primarily the result of increased rent from our New York office lease effective as of August 1, 2018.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $30, or 1%, to $2,403 for the three months ended September 30, 2019 from $2,433 for the three months ended September 30, 2018.  The decrease was the result of a decrease in clearing and execution of $74, partially offset by an increase in subscriptions of $44.

Professional fee and Other Operating Expenses

Professional fee and other operating expenses decreased by $43, or 3%, to $1,440 for the three months ended September 30, 2019 from $1,483 for the three months ended September 30, 2018. The decrease is comprised of a decrease in professional fees of $2 and a decrease in other operating expenses of $40.

Depreciation and Amortization

Depreciation and amortization increased by $17, or 27%, to $80 for the three months ended September 30, 2019 from $63 for the three months ended September 30, 2018.  The increase was primarily the result of new asset purchases related to our New York office lease.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $649, or 30%, to $1,536 for the three months ended September 30, 2019 from $2,185 for the three months ended September 30, 2018.

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended September 30,
	2019	2018	Change
Junior subordinated notes	$860	$896	$(36)
2013 Convertible Notes / 2019 Senior Notes	141	207	(66)
2017 Convertible Note	372	365	7
2018 FT LOC	91	99	(8)
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF	169	203	(34)
Redeemable Financial Instrument - JKD Capital Partners I LTD	(43)	415	(458)
Redeemable Financial Instrument - ViaNova Capital Group, LLC	(54)	-	(54)
	$1,536	$2,185	$(649)

See notes 15 and 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $109 to ($109) for the three months ended September 30, 2019 from $0 for the three months ended September 30, 2018.  The loss during 2019 is from our equity method investment in the Insurance SPAC.  The Company acquired this investment in March 2019.  See note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $425 to income tax expense / (benefit) of $(170) for the three months ended September 30, 2019 from $(595) for the three months ended September 30, 2018.  In the three months ended September 30, 2019, we estimated that we will incur a net operating loss for 2019 for U.S. income tax purposes.  Therefore, we expect to have additional net operating loss carryforwards available to offset a portion of our deferred tax liability in future years.  The reduction of the deferred tax liability is recorded as an income tax benefit.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended September 30, 2019 and 2018 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned by us.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended September 30, 2019

	Wholly Owned Subsidiaries	Majority Owned Subsidiaries	Total Operating LLC Consolidated	Cohen & Company, Inc.		Consolidated
Net income / (loss) before tax	$(1,978)	$(110)	$(2,088)	$		$(2,088)
Income tax expense / (benefit)			0		(170)	(170)
Net income / (loss) after tax	(1,978)	(110)	(2,088)		170	(1,918)
Majority owned subsidiary non-controlling interest		(56)	(56)
Net income / (loss) attributable to the Operating LLC	(1,978)	(54)	(2,032)
Average effective Operating LLC non-controlling interest % (1)			30.94%
Operating LLC non-controlling interest			$(646)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended September 30, 2018

	Wholly Owned Subsidiaries	Majority Owned Subsidiaries	Total Operating LLC Consolidated	Cohen & Company, Inc.	Consolidated
Net income / (loss) before tax	$(1,829)	$-	$(1,829)	$-	$(1,829)
Income tax expense / (benefit)	14	-	14	(609)	(595)
Net income / (loss) after tax	(1,843)	-	(1,843)	609	(1,234)
Majority owned subsidiary non-controlling interest	-	-	-
Net income / (loss) attributable to the Operating LLC	(1,843)	-	(1,843)
Average effective Operating LLC non-controlling interest % (1)			31.63%
Operating LLC non-controlling interest			$(583)

(1)Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay debt borrowings, make interest payments on outstanding borrowings, fund investments, and support other general business purposes. In addition, our United States, United Kingdom, and Irish broker-dealer subsidiaries are subject to certain regulatory requirements to maintain minimum levels of net capital. Historically, our primary sources of funds have been our operating activities and general corporate borrowings. In addition, our trading operations have generally been financed by use of collateralized securities financing arrangements as well as margin loans.

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

On August 2, 2019, we announced that we have decided to suspend our quarterly cash dividend. Suspending the $0.20 quarterly dividend is expected to save approximately $1,341 in cash annually and approximately $671 in cash during fiscal year 2019. We currently intend to use the related annual cash savings to invest in new business initiatives and improve our financial position. Any future determination to declare and pay dividends will be made at the discretion of our Board of Directors, after taking into account a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing our indebtedness.  Going forward, the board of directors will re-assess our capital resources and may or may not determine to reinstate the dividend based on that assessment.

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

During the three months ended September 30, 2019 and 2018, we repurchased 0 and 10,390 shares in the open market under the 10b5-1 Plan for a total purchase price of $0 and $105 respectively.

During the nine months ended September 30, 2019 and 2018 we repurchased 7,890 and 40,202 shares in the open market under the 10b5-1 Plan for a total purchase price of $65 and $425 respectively.

During the nine months ended September 30, 2018, the Company purchased 17,555 shares for $176 from a current member of the board of directors in a privately negotiated transaction.

All of the repurchases noted above were completed using cash on hand.

During the nine months ended September 30, 2019, we drew on the LegacyTexas Credit Facility by $2,159 and we raised $1,268 of proceeds from redeemable financial instruments.  See notes 15 and 16 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

During the nine months ended September 30, 2019, we raised $2,550 by issuing equity of the Sponsor Entities to third parties.  This was accounted for as non-controlling interest as we consolidate the Sponsor Entities.  See notes 4 and 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

During the nine months ended September 30, 2018, we repaid $1,461 of the 2013 Convertible Notes.

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

(2) To fund the expansion of our Asset Management business segment.  We generally grow our assets under management by sponsoring new Investment Vehicles.  The creation of a new Investment Vehicle often requires us to invest a certain amount of our own capital to attract outside capital to manage.  Also, these new Investment Vehicles often require warehouse and other third party financing to fund the acquisition of investments.  Finally, we generally will hire employees to manage new Investment Vehicles and will operate at a loss for a startup period.

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

(5) To fund potential dividends and distributions. During the third quarter of 2010 and for each subsequent quarter through June 30, 2019, the board of directors has declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of Cohen & Company Inc.  On August 2, 2019, we announced that we have decided to suspend our quarterly cash dividend.

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

As of September 30, 2019 and December 31, 2018, we maintained cash and cash equivalents of $14,130 and $14,106, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities	$(9,152)	$(599)
Cash flow from investing activities	4,254	(13,289)
Cash flow from financing activities	5,052	(3,723)
Effect of exchange rate on cash	(130)	(156)
Net cash flow	24	(17,767)
Cash and cash equivalents, beginning	14,106	22,933
Cash and cash equivalents, ending	$14,130	$5,166

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Nine Months Ended September 30, 2019

As of September 30, 2019, our cash and cash equivalents were $14,130, representing an increase of $24 from December 31, 2018. The increase was attributable to cash used by operating activities of $9,152, cash provided by investing activities of $4,254, cash provided by financing activities of $5,052, and the decrease in cash caused by the change in exchange rates of $130.

The cash used by operating activities of $9,152 was comprised of (a) net cash inflows of $2,014 related to working capital fluctuations; (b) net cash outflows of  $6,338 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash outflows from other earnings items of $4,828 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, equity based compensation, depreciation and amortization, and amortization of discount on debt).

The cash provided by investing activities of $4,254 was comprised of (a) $9,291 of cash received from sales and returns of principal from other investments, at fair value; partially offset by (b) $1,168 of cash used to purchase other investments, at fair value; (c) $3,775 of cash used for investments in equity method affiliates; and (d) $94 of cash used to purchase furniture and equipment.

The cash provided by financing activities of $5,052 was comprised of (a) $1,268 in proceeds from redeemable financial instruments; (b) $2,550 in proceeds from the issuance of non-controlling interests; and (c) $2,159 in proceeds from draws on revolving credit facility; partially offset by (d) $128 in cash used to net settle equity awards; (e) $65 in cash used to purchase and retire Common Stock; (f) $213 in cash used for non-controlling interest distributions, and (g) $519 in cash used to pay dividends.

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

The cash used by financing activities of $3,723 was comprised of (a) $1,461 repayments of convertible debt; (b) $525 in cash used to pay debt issuance costs; (c) $75 in cash used to settle equity awards; (d) $601 in purchase and retirement of Common Stock; (e) $319 in non-controlling interest distributions; and (f) $742 in dividends paid to shareholders.

Regulatory Capital Requirements

We have three subsidiaries that are licensed securities dealers: JVB in the United States, CCFL in the United Kingdom, and CCFEL in Ireland. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. Our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA and our Ireland-based subsidiary, CCFEL, is subject to the regulatory supervision and requirements of the CBI.  The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at September 30, 2019 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)
United States	$429
Europe	964
Total	$1,393

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at September 30, 2019, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $53,102. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the nine months ended September 30, 2019 and the twelve months ended December 31, 2018 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Nine Months Ended September 30, 2019	For the Twelve Months Ended December 31, 2018
Receivables under resale agreements
Period end	$7,052,919	$7,632,230
Monthly average	6,136,605	4,492,390
Maximum month end	7,052,919	7,632,230
Securities sold under agreements to repurchase
Period end	$7,099,614	$7,671,764
Monthly average	6,186,617	4,531,355
Maximum month end	7,099,614	7,671,764

Fluctuations in the balance of our repurchase agreements from period to period and intra-period are dependent on business activity in those periods. The fluctuations in the balances of our receivables under resale agreements over the periods presented were impacted by our clients’ desires to execute collateralized financing arrangements through the repurchase market or other financing products.

Average balances and period end balances will fluctuate based on market and liquidity conditions and we consider such intra-period fluctuations as typical for the repurchase market. Month-end balances may be higher or lower than average period balances.

Debt Financing

As of September 30, 2019, we had the following sources of debt financing other than securities financing arrangements: (1) convertible senior notes, comprised of the 2019 Senior Notes and the 2017 Convertible Note and (2) junior subordinated notes payable to the following two special purpose trusts: (a) Alesco Capital Trust I and (b) Sunset Financial Statutory Trust I.

See note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

The following table summarizes the Company’s long-term indebtedness and other financing outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	As of September 30, 2019	As of December 31, 2018	Interest Rate Terms	Interest (4)	Maturity
Non-convertible debt:
12.00% senior notes (the "2019 Senior Notes")	$6,786	$-	Fixed	12.00%	September 2020 (1)
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	15,000	15,000	Fixed	8.00%	March 2022 (2)
8.00% convertible senior notes (the "2013 Convertible Notes")	-	6,786	Fixed	8.00%	September 2019 (1)
Less unamortized debt issuance costs	(774)	(974)
	14,226	20,812
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	6.27%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	6.25%	March 2035
Less unamortized discount	(25,205)	(25,401)
	22,920	22,724
FT Financial Bank, N.A. Credit Facility	-	-	Variable	N/A	April 2021

LegacyTexas Credit Facility	2,159	-	Variable	N/A	November 2019
Total	$46,091	$43,536

(1)On September 25, 2019, we amended the previously outstanding 2013 Convertible Notes which were scheduled to mature September 25, 2019.  The material terms and conditions of the 2013 Convertible Notes remained substantially the same, except that (i) the maturity date changed from September 25, 2019 to September 25, 2020; (ii) the conversion feature in the 2013 Convertible Notes was removed; (iii) the interest rate changed from 8% per annum (9% in the event of certain events of default) to 12% per annum (13% in the event of certain events of default); and (iv) the restrictions regarding prepayment were removed.  The post-amendment notes are referred to as the “2019 Senior Notes” and the pre-amendment notes are referred to herein as the “2013 Convertible Notes.”

(2)     The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount at any time prior to maturity into units of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Cohen & Company Inc. common stock, par value $0.01 per share (“Common Stock”) on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.  See note 18 to our Annual Report on Form 10-K for the year ended December 31, 2018.

(3)The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.    When factoring in the discount, the yield to maturity of the junior subordinated notes as of September 30, 2019 on a combined basis is 16.31% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(4)Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

As of September 30, 2019, we have the following sources of financing that we account for as redeemable financial instruments.  See note 15 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in thousands)

	As of September 30, 2019	As of December 31, 2018
JKD Capital Partners I LTD	$7,957	$6,732
DGC Family Fintech Trust / CBF	10,000	10,000
ViaNova Capital Group, LLC	583	716
Total	$18,540	$17,448

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 14 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of September 30, 2019.

Contractual Obligations

The table below summarizes our significant contractual obligations as of September 30, 2019 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 2017 Convertible Note is not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements.

CONTRACTUAL OBLIGATIONS
September 30, 2019
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$9,656	$1,353	$2,044	$1,919	$4,340
Maturity of 2019 Senior Notes	6,786	6,786	-	-	-
Interest on 2019 Senor Notes	801	801	-	-	-
Maturity of 2017 Convertible Note (1)	15,000	-	15,000	-	-
Interest on 2017 Convertible Note (1)	3,235	1,203	2,032	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	51,568	3,013	6,026	6,026	36,503
Redeemable Financial Instrument - JKD Capital Partners 1 (3)	7,957	7,957	-	-	-
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF (3)	8,500	8,500	-	-	-
Redeemable Financial Instrument - ViaNova (3)	583	583	-	-	-
Minimum variable payment due on Redeemable Financial Instruments (4)	320	320	-	-	-
Other Operating Obligations (5)	4,228	2,080	1,647	501	-
	$156,759	$32,596	$26,749	$8,446	$88,968

(1)	Assumes the 2017 Convertible Note are not converted prior to maturity.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 6.266% (based on a 90-day LIBOR rate in effect as of September 30, 2019 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 6.254% (based on a 90-day LIBOR rate in effect as of September 30, 2019 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the nine months ended September 30, 2019, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842).  Effective January 1, 2019, we recorded the following: (a) a right of use asset of $8,416 (b) a lease commitment liability of $8,860 (c) a reduction in retained earnings from cumulative effect of adoption of $20 (d) an increase in other receivables of $18 and (e) a reduction in other liabilities of $406.  See notes 3 and 12 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of September 30, 2019, we would incur a loss of $1,658 if the yield curve rises 100 bps across all maturities and a gain of $1,649 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of September 30, 2019, our equity price sensitivity was $143 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of September 30, 2019, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $503. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $1,161 as of September 30, 2019.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2019. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at September 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There can be no assurance that the Company will resume paying dividends on a regular basis. If our board of directors were to determine not to pay dividends in the future, stockholders would not receive any further return on an investment in our capital stock in the form of dividends, and may obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.

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

Issuer Purchases of Equity Securities

None.

Item  6.Exhibits

Exhibit No.	Description
10.1	Senior Promissory Note, dated September 25, 2019, issued by Cohen & Company Inc. to Pensco Trust Company, Custodian fbo Edward E. Cohen IRA in the aggregate principal amount of $4,385,628.

10.2	Senior Promissory Note, dated September 25, 2019, issued by Cohen & Company Inc. to the EBC 2013 Family Trust in the aggregate principal amount of $2,400,000.

10.3	Amendment No. 1 to Investment Agreement, dated as of September 25, 2019 and effective as of October 1, 2019, by and between Cohen & Company, LLC and Cohen Bros. Financial LLC.

10.4	Amendment No. 1 to Investment Agreement, dated as of September 25, 2019 and effective as of October 1, 2019, by and between Cohen & Company, LLC and the DGC Family Fintech Trust.

10.5	Purchase Agreement, dated October 2, 2019, by and among Daniel G. Cohen, Christopher Ricciardi and Stephanie Ricciardi.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2019 and 2018, (iii) the Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018, and (v) Notes to Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN

Lester R. Brafman
Date: November 1, 2019		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.

Joseph W. Pooler, Jr.
Date: November 1, 2019		Executive Vice President, Chief Financial Officer, and Treasurer