Form 10-K
period 2019-12-31
Cohen & Co Inc.
filed 2020-03-06
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-32026

COHEN & COMPANY INC.

(Exact name of registrant as specified in its charter)

Maryland	16-1685692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Cira Centre
2929 Arch Street, Suite 1703 Philadelphia, Pennsylvania	19104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 701-9555

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	COHN	NYSE AMERICAN STOCK EXCHANGE

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes      No  

As of June 30, 2019, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $4.4 million.

As of March 4, 2020, there were 1,246,710 shares of Common Stock of Cohen & Company Inc. outstanding.

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
•

a lack of liquidity, i.e., ready access to funds for use in our businesses, including the availability of securities financing from our clearing agency and the Fixed Income Clearing Corporation the (“FICC”); or the availability of financing at prohibitive rates;

•	the ability to attract and retain personnel;
•	the ability to meet regulatory capital requirements administered by federal agencies;
•	an inability to generate incremental income from acquired, newly established, or expanded businesses;
•	unanticipated market closures due to inclement weather or other disasters;
•	the volume of trading in securities including collateralized securities transactions;
•	the liquidity in capital markets;
•	the creditworthiness of our correspondents, trading counterparties, and banking and margin customers;
•	changing interest rates and their impacts on U.S. residential mortgage volumes;
•	competitive conditions in each of our business segments;
•	the availability of borrowings under credit lines, credit agreements, warehouse agreements, and our credit facilities;
•	our continued membership in the FICC;
•	the potential misconduct or errors by our employees or by entities with whom we conduct business; and
•	the potential for litigation and other regulatory liability.

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

“JVB Holdings” refers to JVB Financial Holdings, L.P., a wholly owned subsidiary of the Operating LLC; “JVB” refers to J.V.B. Financial Group, LLC, a wholly owned broker dealer subsidiary of JVB Holdings; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a wholly owned subsidiary of the Operating LLC regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom (the “FCA”); “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a wholly owned subsidiary of the Operating LLC regulated by the Central Bank of Ireland ( the “CBI”); and “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that was externally managed by CCFL.

 “Securities Act”  refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM  1.  BUSINESS.

INFORMATION REGARDING COHEN & COMPANY INC.

Overview

We are a financial services company specializing in the fixed income markets. We were founded in 1999 as an investment firm focused on small-cap banking institutions but have grown to provide an expanding range of capital markets and asset management services. Our business segments are Capital Markets, Asset Management, and Principal Investing. Our Capital Markets business segment consists of fixed income sales, trading, and matched book repo financing as well as new issue placements in corporate and securitized products and advisory services, operating primarily through our subsidiaries, JVB in the United States (the “U.S.”) and CCFL and CCFEL in Europe. Our Asset Management business segment manages assets through investment vehicles, such as collateralized debt obligations (“CDOs”), managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). As of December 31, 2019, we had approximately $2.8 billion of assets under management (“AUM”) in fixed income assets in a variety of asset classes including U.S. and European bank and insurance trust preferred securities (“TruPS”), debt issued by small and medium sized European, U.S., and Bermuda insurance and reinsurance companies, and equity interests of special purpose acquisition companies (“SPACs”). A substantial portion of our AUM, 79.7%, was in CDOs we manage, which were all securitized prior to 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.  Our Principal Investing business segment is comprised primarily of investments that we have made for the purpose of earning an investment return rather than investments made to support our trading, matched book repo, or other capital markets business activity.

In June 2018, in response to the uncertainty surrounding Brexit, we created a new subsidiary, CCFEL (f/k/a Cohen & Company Financial (Ireland) Limited) in Ireland, for the purpose of seeking to become regulated to perform asset management and capital markets activities in Ireland and the European Union. In April 2019, CCFEL received authorization from the CBI under the European Union (Markets in Financial Instruments) Regulations 2017 to provide investment services in respect of certain financial instruments including transferable securities, money-market instruments, units in collective investment undertakings and various option, futures, swaps, forward rate agreements, and other derivative contracts (“Financial Instruments”).  The services for which CCFEL received authorization include the receipt and transmission of orders in relation to Financial Instruments, the execution of orders on behalf of clients, portfolio management, investment advice and investment research, and financial analysis.  In addition, CCFEL applied for approval of a French branch, which approval was granted by the CBI and the branch was authorized by the French regulators in April 2019.  Following authorization of the French Branch of CCFEL, various contracts originally entered into by CCFL were novated to the French Branch of CCFEL. The novation of contracts was completed on July 1, 2019.

Capital Markets

Our Capital Markets business segment consists primarily of fixed income sales, trading, and matched book repo financing as well as new issue placements in corporate and securitized products and advisory services and is operated through our subsidiaries, JVB and ViaNova Capital Group LLC (“ViaNova”) in the U.S. and CCFL and CCFEL in Europe.

In 2018, we formed ViaNova for the purpose of building a residential transition loan (“RTL”) business.  RTLs are small balance commercial loans that are secured by first lien mortgages used by professional investors and real estate developers for financing the purchase and rehabilitation of residential properties.  ViaNova’s business plan includes buying, aggregating, and distributing these loans to produce superior risk-adjusted returns for capital partners through the pursuit of opportunities overlooked by commercial banks.

Our Capital Markets business segment consists of JVB as our sole operating U.S. broker-dealer and our European broker-dealers, CCFL, which is regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom, and CCFEL, which is regulated by the CBI.  JVB operates under our JVB Holdings subsidiary and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Industry Protection Corporation (“SIPC”).

Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds and loans, asset-backed securities (“ABS”), mortgage backed securities (“MBS”), commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, RTLs, Small Business Administration loans (“SBA loans”), U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments.

In 2012, we established a trading desk for “to-be-announced” securities, or TBAs, as part of our mortgage group. TBAs are forward mortgage-backed securities whose collateral remains unknown until just prior to the trade settlement. The forward collateral types are exclusively issued by U.S. government agencies, such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Government National Mortgage Association (“Ginnie Mae”). One objective of our mortgage group is to provide capital markets execution services to small and middle market institutional mortgage originators that hedge their mortgage pipelines. In addition to providing credit for MBS trading lines and execution services, our mortgage group offers trading of specified pools and financing for qualified originators. Our mortgage group offers a range of solutions for institutional clients seeking to enhance their mortgage pipeline execution and overall portfolio profitability.  In addition, our mortgage group acts as an intermediary between borrowers and lenders of short-term funds and provides funding for various inventory positions using repurchase agreements.

We have grown our matched book repo business, under which JVB enters into repurchase and reverse repurchase agreements.  In general, JVB lends money to a counterparty after obtaining collateral securities from that counterparty via a reverse repurchase agreement. JVB also borrows money from another counterparty using those same collateral securities via a repurchase agreement. JVB seeks to earn net interest income on these transactions. Currently, we categorize our matched book repo business into two major groups: gestation repo and general collateral funding (“GCF”) repo.

Gestation Repo: For several years, JVB has operated a matched book gestation repo program. Gestation repo involves entering into repurchase and reverse repurchase agreements where the underlying collateral security represents a pool of newly issued mortgage loans. The borrowers (the reverse repurchase agreement counterparties) are generally mortgage originators. The lenders (the repurchase agreement counterparties) are a diverse group of counterparties comprised of banks, insurance companies, and other financial institutions.

GCF Repo: In October 2017, JVB was approved as a full netting member of the Fixed Income Clearing Corporation’s (“FICC”) Government Securities Division. As a member of the FICC, JVB has access to the FICC’s GCF repo service, which provides netting and settlement services for repurchase transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities). The FICC’s GCF repo service provides us with many benefits including more flexible and lower cost of financing, increased liquidity, increased efficiency in trade execution, and guaranteed settlement. The borrowers (the reverse repurchase agreement counterparties) are a diverse group of financial institutions including hedge funds, registered investment funds, real estate investment trusts (“REITs”), and other similar counterparties. The lenders (the repurchase agreement counterparties) are the FICC and several other large financial institutions. As a condition to our membership, we entered into a $25 million line of credit arrangement (the “2018 FT LOC”) in April 2018 with Fifth Third Bank, successor of MB Financial Bank (“FT Financial”), which was subsequently amended in 2019, but still remains a $25 million facility in the aggregate.  See notes 11 and 20 to our consolidated financial statements included in this Annual Report on Form 10-K. The FICC reserves the right to terminate our membership if we fail to comply with this condition. Without access to the FICC’s GCF repo service, any expansion of our matched book repo business will be limited.

We have been in the Capital Markets business since our inception. Our Capital Markets business segment has transformed over time in response to market opportunities and the needs of our clients. The initial focus was on sales and trading of listed equities of small financial companies with a particular emphasis on bank stocks. Early on, a market opportunity arose for participation in a particular segment of the debt market, the securitization of TruPS. We began assisting small banks in the issuance of TruPS through CDOs. These Investment Vehicles were structured and underwritten by large investment banks while our broker-dealer typically participated as a co-placement agent or selling group member. We also participated in the secondary market trading between institutional clients of the securities issued by these CDOs.

In early 2008, our management team made the strategic decision to restructure our Capital Markets business model from exclusively focusing on TruPS and structured credit products to a more traditional fixed income broker-dealer platform with more diversified revenue streams primarily from trading activity. In the ensuing years, we hired many sales and trading professionals with expertise in areas that complement our core competency in structured credit. In 2011, our acquisitions of JVB and the PrinceRidge Group (“PrinceRidge”) further expanded our Capital Markets platform. As a result of these acquisitions, offset by subsequent downsizings and mergers, our Capital Markets staffing increased from six sales and trading professionals at the beginning of 2008, to over 230 professionals in mid-2011, and decreased to 56 professionals as of December 31, 2019. We continue to explore opportunities to add complementary distribution channels, hire experienced talent, expand our presence across asset classes, and bolster the service capabilities of our Capital Markets business segment.

Our Capital Markets business segment generates revenue through the following activities: (1) trading activities, which include execution and brokerage services, matched book repo, riskless trading activities as well as gains and losses (unrealized and realized), and income and expense earned on securities classified as trading, and (2) new issue and advisory revenue comprised of (a) origination fees for newly created financial instruments originated by us, (b) revenue from advisory services, and (c) new issue revenue associated with arranging and placing the issuance of newly created financial instruments. Our Capital Markets business segment has offices in Boca Raton (Florida), Cold Spring Harbor (New York), Dublin (Ireland), Hunt Valley (Maryland), London (England), New York City (New York), Paris (France), and Philadelphia (Pennsylvania).

Trades in our Capital Markets business segment can be either “riskless” or risk based. “Riskless trades” are transacted with a customer order in hand, resulting in limited risk to us. “Risk-based trades” involve us owning the securities and thus placing our capital at risk. Such risk-based trading activity may include the use of leverage. In recent years, we began to utilize more leverage in our Capital Markets business segment. We believe that the prudent use of capital to facilitate client orders increases trading volume and profitability. Any gains or losses on trading securities that we have classified as investments-trading are recorded in our Capital Markets business segment, whereas any gains or losses on securities that we classified as other investments, at fair value are recorded in our Principal Investing business segment.

During the first quarter of 2014, we stopped providing investment banking and advisory services in the U.S. as a result of the loss of certain of JVB’s former employees. Currently, JVB’s primary source of new issue revenue is from originating assets into our U.S. insurance investment funds and CCFEL’s primary source of new issue revenue is from originating assets into the PriDe funds as more fully described below.

Asset Management

Our Asset Management business segment manages assets within a variety of Investment Vehicles. We earn management fees for our ongoing asset management services provided to these Investment Vehicles, which may include fees both senior and subordinate to the securities issued by the Investment Vehicles. Management fees are based on the value of the AUM or the investment performance of the vehicle, or both. As of December 31, 2019, we had $2.8 billion in AUM, of which 79.7% was in CDOs we manage., but it has declined year-to-year since 2007. AUM equals the sum of: (1) the gross assets included in the CDOs that we have sponsored and/or manage; plus (2) the net asset value (“NAV”) or gross assets of the Other Investment Vehicles we manage based on whichever measurement serves as the basis for the calculation our management fees. Our calculation of AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to any definition of AUM that may be used in our management agreements.

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

These structures can hold different types of securities. Historically, we focused on the following asset classes: (1) U.S. and European bank and insurance TruPS and subordinated debt; (2) U.S. ABS, such as MBS and commercial real estate loans; (3) U.S. and European corporate loans; and (4) U.S. obligations of non-profit entities. As of December 31, 2019, our only remaining CDOs under management were backed by U.S. and European bank and insurance TruPS and subordinated debt.

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

We generate asset management revenue for our services as an asset manager. Many of our sponsored CDOs, particularly those where the assets are bank TruPS and ABS, have experienced asset deferrals, defaults, and rating agency downgrades that reduce our management fees. In addition, many of the CDOs we manage have experienced high enough levels of deferrals, defaults, and downgrades to reduce our ongoing subordinated management fees to zero. In a typical structure, any failure of a covenant coverage test redirects cash flow to pay down the senior debt until compliance is restored. If compliance is eventually restored, the entity will resume paying subordinated management fees to us, including those that were accrued but remained unpaid during the period of non-compliance.

As of December 31, 2019, we had three subsidiaries that act as collateral managers and investment advisors to the CDOs that we manage. With the exception of CCFL, these entities are registered investment advisors under the Investment Advisers Act of 1940 (the “Investment Advisers Act”). CCFL is regulated by the FCA in the United Kingdom.

Subsidiary	Product Line	Asset Class
Cohen & Company Financial Management, LLC (“CCFM”)	Alesco	Bank and insurance TruPS, subordinated debt of primarily U.S. companies
Dekania Capital Management, LLC (“DCM”)	Dekania Europe 1 & 2	Bank and insurance TruPS, subordinated debt of primarily European companies
CCFL	Dekania Europe 3	Bank and insurance TruPS, subordinated debt of primarily European companies

The table below shows changes in our AUM by product line for the last five years.

ASSETS UNDER MANAGEMENT
(Dollars in Millions)
	As of December 31,
	2019	2018	2017	2016	2015
Alesco (1) (2)	$2,044	$2,112	$2,469	$2,614	$2,611
Dekania Europe (3) (4)	153	171	402	495	643
Munda (3) (5)	-	103	246	330	492
Total CDO AUM	2,197	2,386	3,117	3,439	3,746
Other Investment Vehicles	560	466	375	229	166
Total AUM	$2,757	$2,852	$3,492	$3,668	$3,912

(1)

During 2014, we entered into a sub-advisory agreement to employ Mead Park Advisors, LLC to render advice and assistance with respect to collateral management services for the Alesco portfolios.  On March 30, 2017, the sub-advisory agreement with Mead Park Advisors, LLC was terminated, and we entered into a sub-advisory agreement with another unrelated third-party provider effective March 30, 2017.

(2)	During 2018, the Alesco II CDO liquidated after a successful auction.
(3)	Dekania Europe and Munda portfolios are denominated in Euros. For purposes of the table above they have been converted to U.S. dollars at the prevailing exchange rates at the points in time presented.
(4)	During 2018, the Dekania Europe I CDO liquidated after a successful auction.
(5)	During 2019, the Munda CLO was liquidated.

A description of our CDO product lines that were under management as of December 31, 2019 is set forth below.

Alesco and Dekania. As of December 31, 2019, we managed eight Alesco deals and two Dekania Europe deals, which were initially securitized during 2003 to 2007. CCFM manages our Alesco platform. During 2018, one of the Alesco deals was liquidated after a successful auction. DCM manages the second Dekania Europe deal that was issued and was the manager of the first Dekania Europe deal that was issued until its successful auction and liquidation during 2018. CCFL manages the third Dekania Europe deal that was issued. During 2014, we entered into a sub-advisory agreement to employ Mead Park Advisors, LLC to render advice and assistance with respect to collateral management services to the Alesco portfolios. On March 30, 2017, the sub-advisory agreement with Mead Park Advisors, LLC was terminated, and we entered into a sub-advisory agreement with another unrelated third-party provider effective March 30, 2017.

In general, our Alesco and Dekania Europe deals have the following terms. We receive senior and subordinate management fees, and there is a potential for incentive fees on certain deals if equity internal rates of return are greater than 15%. We can be removed as manager without cause if 66.7% of the rated note holders voting separately by class and 66.7% of the equity holders vote to remove us, or if 75% of the most senior note holders vote to remove us when certain over-collateralization ratios fall below 100%. We can be removed as manager for cause if a majority of the controlling class of note holders or a majority of equity holders vote to remove us. “Cause” includes unremedied violations of the collateral management agreement or indenture, defaults attributable to certain actions of the manager, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution. There was a non-call period for the equity holders, which ranged from three to six years. Once this non-call period expires, a majority of the equity holders can trigger an optional redemption as long as the liquidation of the collateral generates sufficient proceeds to pay all principal and accrued interest on the rated notes and all expenses. In ten years after the closing, an auction call will be triggered if the rated notes have not been redeemed in full. In an auction call redemption, an appointee will conduct an auction of the collateral, which will only be executed if the highest bid results in sufficient proceeds to pay all principal and accrued interest on the rated notes and all expenses. If the auction is not successfully completed, all residual interest that would normally be distributed to equity holders will be sequentially applied to reduce the principal of the rated notes. Any failure of an over-collateralization coverage test redirects interest to paying down notes until compliance is restored. The securities mature up to 30 years from closing. An event of default will occur if certain over-collateralization ratios drop below 100%. While an event of default exists, a majority of the senior note holders can declare the principal and accrued and unpaid interest immediately due and payable.  All of the Alesco and Dekania Europe CDOs that we manage have reached their auction call redemption features, which means the portfolio of collateral for each CDO is subject to an auction on either a quarterly or bi-annual basis. If an auction is successful, the management contract related to such CDO will be terminated in connection with the liquidation of the CDO and we will lose the related management fees.

Munda. CCFL acted as lead and junior investment manager to the Munda CLO, a limited liability company incorporated under the laws of the Netherlands. In September 2012, CCFL assumed the lead investment management role from a large European bank. Munda CLO was comprised of broadly syndicated corporate loans primarily of European companies. Munda CLO was initially securitized in December 2007. In connection with the Mundo CLO, we received senior and subordinate management fees, and there was no potential to earn incentive fees.  In July 2019, the Mundo CLO was liquidated.  In February 2020, we received a final fee and we will no longer receive management fees in connection with this CLO.

A description of our other Investment Vehicles that were under management as of December 31, 2019 is set forth below.

PriDe Funds. In July 2014, we, initially through CCFL and now through CCFEL, became the investment adviser of a newly created French investment fund with total commitments of €238 million (“PriDe Fund I”), and an initial investment period of two years and a maturity date of July 2026.  In January 2017, the second fund in the series of these funds (together with PriDe Fund I, the “PriDe Funds”) closed with total commitments of €303.5 million, and an initial investment period of three years (which was recently extended by one year) and a maturity date of January 2030. The PriDe Funds earn investment returns by investing in a diversified portfolio of debt securities issued by small and medium sized European insurance companies.  CCFEL earns management fees and performance fees depending on the level of returns achieved. We have not made an investment, nor do we expect to make any investment, in the PriDe Funds.  AUM of the PriDe Funds was $456.2 million at December 31, 2019.  In late 2017, we hired an industry veteran to oversee the development of the Company’s U.S. Insurance Asset Management Platform as a complement to our existing focus on insurance related investments.

U.S. Insurance JV. In May 2018, we committed to invest up to $3.0 million in a newly formed joint venture (the “U.S. Insurance JV”) with an outside investor who committed to invest approximately $63.0 million of equity in the U.S. Insurance JV.  The U.S. Insurance JV was formed for the purposes of investing in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies and is managed by DCM. We are required to invest 4.5% of the total equity of the U.S. Insurance JV with an absolute limit of $3.0 million. The U.S. Insurance JV recently arranged a $250 million credit agreement for leverage to grow its assets. As of December 31, 2019, the equity of the U.S. Insurance JV was $49.4 million, we had invested $2.6 million into the U.S. Insurance JV and we had received cumulative distributions of $0.6 million. In addition, the insurance company debt that will be funded by the U.S. Insurance JV may be originated by us and there may be origination fees earned in connection with such transactions. We will also earn management fees as manager of the U.S. Insurance JV.  We are entitled to a quarterly base management fee, an annual incentive fee (if certain return hurdles are met), and an additional incentive fee upon the liquidation of the portfolio (if certain return hurdles are met).

SPAC Funds. In August 2018, we invested in and became the general partner of a series of newly formed partnerships (the “SPAC Funds”), which were created for the purpose of investing in the equity interests of SPACs.  As of December 31, 2019, we had invested $0.6 million in the SPAC Funds. CCFM is the manager of the SPAC Funds and is entitled to a quarterly base management fee based on a percentage of the NAV of the SPAC Funds and an annual incentive allocation based on the actual returns earned by the SPAC Funds. As of December 31, 2019, the NAV of the SPAC Funds was $21.0 million.

Managed Accounts.  We provide investment management services to a number of separately managed accounts. Part of our European CDO team has transitioned to providing investment management services primarily to European family offices, high net worth individuals, and asset managers. The investment focus is on CDO and CLO notes and debt instruments where the investment managers have relevant expertise. For these services, we are paid gross annual base management fees of approximately 1.5% plus a gross annual performance fee of 20% of cash-on-cash returns in excess of an 8% hurdle. There is also an early redemption fee if any of the clients were to terminate their arrangement within the first five years of the relationship. AUM of these European managed accounts was $35.5 million as of December 31, 2019.

In addition, we have historically received revenue shares from certain asset management businesses that we initially sponsored or owned, and subsequently sold or spun-off. A description of our only remaining asset management revenue share as of December 31, 2019 is set forth below.

Infrastructure Finance Business. On March 12, 2012, we entered into an agreement with unrelated third parties whereby we agreed to assist in the establishment of an international infrastructure finance business (“IIFC”). As consideration for our assistance in establishing IIFC, we receive 8.0% of certain revenues of the manager of IIFC. The IIFC revenue share arrangement expires when we have earned a cumulative $20 million in revenue share payments or with the dissolution of IIFC’s management company.  Also, in any particular year, the revenue share earned by us cannot exceed $2.0 million.  In 2019, we earned $0.5 million from the IIFC revenue share.  From inception through 2019, we have earned $2.7 million.  In addition, in March 2012, we issued 50,000 restricted units of the Common Stock to the managing member of IIFC, which vest 1/3 when we receive $6.0 million of cumulative revenue share payments, 1/3 when we receive $12.0 million of cumulative revenue share payments, and 1/3 when we receive $18.0 million of cumulative revenue share payments. In certain circumstances, we retain the right to deliver fixed amounts of cash to the managing member of IIFC as opposed to vested shares of Common Stock. On March 12, 2022, any remaining unvested restricted units expire.  See note 22 to our consolidated financial statements included in this Annual Report on Form 10-K.

Principal Investing

Our Principal Investing business segment has historically been comprised of investments in the Investment Vehicles we manage, as well as investments in certain other structured products, and the related gains and losses that they generate. In 2014, we refocused our Principal Investing portfolio on products that we do not manage for the purpose of earning an investment return. As of December 31, 2019, our Principal Investing portfolio was valued at $14.9 million and included investments in International Money Express, Inc. (valued at $8.3 million), two CLOs (valued at $2.5 million), the U.S. Insurance JV (valued at $2.2 million),  SPAC equity (valued at $1.1 million), the SPAC Funds (valued at $0.7 million), and other securities (valued at $0.1 million).

A description of our Principal Investments as of December 31, 2019 is set forth below.

Investments in IMXI Equity. As of December 31, 2019, we owned approximately $8.3 million in fair value of common stock of International Money Express, Inc. (NASDAQ: IMXI), a publicly traded company that was formed as a result of the merger of Intermex Holdings, LLC and FinTech Acquisition Corp. II.

In 2018, we acquired publicly traded shares of Fintech Acquisition Corp. II from an unrelated third-party for a total purchase price of $2.5 million.  In connection with this purchase, we agreed with Fintech Investor Holdings II, LLC to not redeem these shares in advance of the merger between Fintech Acquisition Corp. II and Intermex Holdings II, LLC. In exchange for this agreement to not redeem these shares prior to the merger, as well as the outlay of capital to purchase the publicly traded shares of Fintech Acquisition Corp. II, we received unregistered, restricted shares of common stock of Fintech Acquisition Corp. II from Fintech Investor Holdings II, LLC.  In connection with the merger, Fintech Acquisition Corp. II changed its name to International Money Express, Inc.

On December 30, 2019, the Company entered into a securities purchase agreement with Daniel G. Cohen and a trust established by Mr. Cohen (together, the “Buyer”) to sell to the Buyer an aggregate of 22,429,541 newly issued units of membership interests in the Operating LLC, or LLC Units. In consideration of the Operating LLC issuing the LLC Units, the Buyer transferred an aggregate of 662,361 shares of IMXI common stock to the Company, which were valued at $7.8 million at the time of the transfer. The Company accounted for this transaction by recording an increase of $7.8 million in other investments, at fair value and a corresponding increase in the non-controlling interest. See note 4 and 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

Investments in CLO Securities. During 2014, we began investing in CLOs that were not sponsored by us to capitalize on our strengths in structured credit and leveraged finance. The value of these investments is impacted by the performance of the underlying loans in these CLOs as well as the overall CLO market. During 2019, we recorded $0.3 million of investment gains on our investments in CLO securities. As of December 31, 2019, our investments in two CLO securities had approximately $2.5 million in fair value, and we expect to continue to invest additional capital as opportunities arise.

Investment in the U.S. Insurance JV. During 2018, we co-established and committed to invest up to $3.0 million in the U.S. Insurance JV. As of December 31, 2019, we had invested $2.6 million of this commitment, with $0.8 million remaining to be invested. In June 2019, we received a $0.6 million distribution related to a security redemption. As of December 31, 2019, our investment in the U.S. Insurance JV was valued at $2.2 million and the NAV of the U.S. Insurance JV was $49.4 million.

Investments in SPAC Equity. In December 2017, we began investing in SPAC equity positions. As of December 31, 2019, our nine equity positions in publicly traded SPACs were valued at $1.1 million, and we expect to continue to invest additional capital as opportunities arise.

Investment in the SPAC Funds. In August 2018, we established and invested $0.6 million in the SPAC Funds. As of December 31, 2019, our investment in the SPAC Funds was valued at $0.7 million and the NAV of the SPAC Funds was $21.0 million.

Investments in Other Securities. We have invested in various original issuance securities of the deals we have sponsored and certain other deals that we have not sponsored. As of December 31, 2019, our investments in these other securities were valued at $0.1 million. During 2019, we recorded $0.8 million of investment gains on these other securities.

Insurance Acquisition Corp.  We are the sponsor of Insurance Acquisition Corp. (the “Insurance SPAC”), a blank check company seeking to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”).  The Insurance SPAC is focusing on a Business Combination with a business that provides insurance or insurance related services but is not required to complete a Business Combination with an insurance business.

On March 22, 2019, the Insurance SPAC completed the sale of 15,065,000 units (the “SPAC Units”) in its initial public offering (the “IPO”), including the underwriters’ over-allotment option. Each SPAC Unit consists of one share of the Insurance SPAC’s Class A common stock, par value $0.0001 per share (“SPAC Common Stock”), and one-half of one warrant (each, a “SPAC Warrant”), where each whole SPAC Warrant entitles the holder to purchase one share of SPAC Common Stock for $11.50 per share. The SPAC Units were sold in the IPO at an offering price of $10.00 per SPAC Unit, for gross proceeds of $150.7 million (before underwriting discounts and commissions and offering expenses). Pursuant to the underwriting agreement in the IPO, the Insurance SPAC granted the underwriters in the IPO (the “Underwriters”) a 45-day option to purchase up to 1,965,000 additional SPAC Units solely to cover over-allotments, if any (the “Over-Allotment Option”); on March 22, 2019, the Underwriters exercised the Over-Allotment Option in full. Immediately following the completion of the IPO, there were an aggregate of 20,653,333 shares of SPAC Common Stock issued and outstanding.

If the Insurance SPAC fails to consummate a Business Combination within the first 18 months following the IPO, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets.

The Operating LLC is the manager and a member of each of two entities: Insurance Acquisition Sponsor, LLC and Dioptra Advisors, LLC (together, the “Sponsor Entities”). Insurance Acquisition Sponsor, LLC purchased 375,000 of the Insurance SPAC’s placement units in a private placement that occurred simultaneously with the IPO for an aggregate of $3.8 million, or $10.00 per placement unit.  Each placement unit consists of one share of SPAC Common Stock and one-half of one warrant (the “Placement Warrant”).  The placement units are identical to the SPAC Units sold in the IPO except (i) the shares of SPAC Common Stock issued as part of the placement units and the Placement Warrants will not be redeemable by the Insurance SPAC, (ii) the Placement Warrants may be exercised by the holders on a cashless basis, (iii) the shares of SPAC Common Stock issued as part of the placement units, together with the Placement Warrants, are entitled to certain registration rights, and (iv) for so long as they are held by the IPO underwriters, the placement units will not be exercisable more than five years following the effective date of the registration statement filed by the Insurance SPAC in connection with the IPO. Subject to certain limited exceptions, the placement units (including the underlying Placement Warrants and SPAC Common Stock and the shares of SPAC Common Stock issuable upon exercise of the Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination.

Of the $3.8 million invested by Insurance Acquisition Sponsor, LLC in consideration for the above described placement units of the Insurance SPAC, the Sponsor Entities raised $2.6 million from third-party investors and the remaining investment in the private placement was made by the Company.  The Company consolidates the Sponsor Entities and treats its investment in the Insurance SPAC as an equity method investment.  The $2.6 million raised from third-party investors is treated as non-controlling interest.  See note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

As previously disclosed, we loaned to the Insurance SPAC approximately $0.2 million to cover IPO expenses, which was repaid in full at the closing of the IPO.  We committed to loan the Insurance SPAC an additional $0.75 million to cover operating and acquisition related expenses following the IPO.  This loan will bear no interest and, if the Insurance SPAC consummates a Business Combination in the required time frame, the loan is to be repaid from the funds held in the Insurance SPAC’s trust account.  If the Insurance SPAC does not consummate a Business Combination in the required time frame, no funds from the Insurance SPAC’s trust account can be used to repay the loan.

Employees

As of December 31, 2019, we employed a total of 94 full time professionals and support staff. This number includes 56 employees of our JVB subsidiary, 3 employees of our ViaNova subsidiary, 15 employees of our U.S. Asset Management business segment, 6 employees of our European Asset Management business segment, 12 employees of our U.S. support services group, and 2 employees of our European support services group. We consider our employee relations to be good and believe that our compensation and employee benefits are competitive with those offered by other financial services firms. None of our employees is subject to any collective bargaining agreements. Our core asset is our professionals, their intellectual capital, and their dedication to providing the highest quality services to our clients. Prior to joining us, members of our management team held positions with other leading financial services firms, accounting firms, law firms, investment firms, or other public companies. Lester R. Brafman, Daniel G. Cohen, and Joseph W. Pooler, Jr. are our executive operating officers, and biographical information relating to each of these officers is incorporated by reference in “Part III — Item 10 — Directors, Executive Officers and Corporate Governance” to the Company’s Proxy Statement, to be filed in connection with the Company’s 2020 Annual Meeting of Stockholders.

Competition

All areas of our business are intensely competitive, and we expect them to remain so. We believe that the principal factors affecting competition in our business include economic environment, quality and price of our products and services, client relationships, reputation, market focus, and the ability of our professionals.

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

Regulation

Certain of our subsidiaries, in the ordinary course of their business, are subject to extensive regulation by government and self-regulatory organizations both in the U.S. and abroad. As a matter of public policy, these regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets. The regulations promulgated by these regulatory bodies are designed primarily to protect the interests of the investing public generally and thus cannot be expected to protect or further the interests of our company or our stockholders and may have the effect of limiting or curtailing our activities, including activities that might be profitable.

As of December 31, 2019, our regulated subsidiaries include: JVB, a registered broker-dealer regulated by FINRA and subject to oversight by the U.S. Securities and Exchange Commission (the “SEC”); CCFL, a U.K. company regulated by the FCA; CCFEL, an Irish company regulated by the CBI; and CCFM and DCM, each of which is a registered investment adviser regulated by the SEC under the Investment Advisers Act. Since our inception, our businesses have been operated within a legal and regulatory framework that is constantly developing and changing, requiring us to be able to monitor and comply with a broad range of legal and regulatory developments that affect our activities.

Certain of our businesses are also subject to compliance with laws and regulations of U.S. federal and state governments, foreign governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, the privacy of client information and any failure to comply with these regulations could expose us to liability and/or reputational damage. Additional legislation, changes in rules promulgated by financial authorities and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the U.S. or abroad, may directly affect our mode of operation and profitability.

The U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct periodic examinations and initiate administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders, and/or the suspension or expulsion of a broker-dealer or its directors, officers, or employees. See “Item 1A — Risk Factors” beginning on page 17.

U.S. Regulation. As of December 31, 2019, JVB was registered as a broker-dealer with the SEC and was a member of and regulated by FINRA. JVB is subject to the regulations of FINRA and industry standards of practice that cover many aspects of its business, including initial licensing requirements, sales and trading practices, relationships with customers (including the handling of cash and margin accounts), capital structure, capital requirements, record-keeping and reporting procedures, experience and training requirements for certain employees, and supervision of the conduct of affiliated persons, including directors, officers, and employees. FINRA has the power to expel, fine, and otherwise discipline member firms and their employees for violations of these rules and regulations. JVB is also registered as a broker-dealer in certain states, requiring us to comply with the laws, rules, and regulations of each state in which JVB is registered. Each state may revoke the registration to conduct a securities business in that state and may fine or otherwise discipline broker-dealers and their employees for failure to comply with such state’s laws, rules, and regulations.

The SEC, FINRA, and various other regulatory agencies within and outside of the U.S. have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for certain types of assets. The net capital rule under the Exchange Act requires that at least a minimum part of a broker-dealer’s assets be maintained in a relatively liquid form. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to a firm’s liquidation. Additionally, the net capital rule under the Exchange Act and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and FINRA for certain capital withdrawals.

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

Our investment adviser subsidiaries, CCFM and DCM, are registered with the SEC as investment advisers and are subject to the rules and regulations of the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers including record-keeping, operational and marketing requirements, disclosure obligations, limitations on principal transactions between an adviser and its affiliates and advisory clients, and prohibitions on fraudulent activities. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers are also subject to certain state securities laws and regulations.

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

U.K. Regulation. Our U.K. subsidiary, CCFL, is authorized and regulated by the FCA. CCFL has FCA permission to carry on the following activities: (1) advising on investments; (2) agreeing to carry on a regulated activity; (3) arranging (bringing about) deals in investments; (4) arranging safeguarding and administration of assets; (5) dealing in investments as agent; (6)  making arrangements with a view to transactions in investments; and (7) managing investments. An overview of key aspects of the U.K.’s regulatory regime, which apply to CCFL, is set out below.

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

Reporting. All authorized firms in the U.K. are required to report to the FCA on a periodic basis. CCFL’s reporting requirements are based on its scope of permissions. The FCA will use the information submitted by CCFL to monitor it on an ongoing basis. There are also high-level reporting obligations under the Principles, whereby CCFL is required to deal with the FCA and other regulators in an open and co-operative way and to disclose to regulators appropriately anything relating to it of which the regulators would reasonably expect notice.

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

Relevant money laundering legislation in the UK is derived from EU Directives. Legislation also includes the UK’s Money Laundering, Terrorist Financing and Transfer of Funds (Information on Payer) Regulations, 2017, the Proceeds of Crime Act 2002 (as amended) and the Serious Organised Crime and Police Act 2005.  Further provisions in regard to Money Laundering and Terrorist Financing are contained in the Criminal Finances Bill, the Counter Terrorism Act 2008, The Anti-Terrorism, Crime and Security Act 2001, Terrorism Act 2000.  In addition, HM Treasury maintains a ‘sanctions list’.

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

Approved Persons Regime. Individuals performing certain functions within a regulated entity (known as “controlled functions”) are required to be approved by the FCA. Once approved, the “approved person” becomes subject to the FCA’s Statements of Principle for Approved Persons, which include the obligation to act with integrity, due skill, care & diligence and proper standards of market conduct.

The FCA can take action against an approved person if it appears to it that such person is guilty of misconduct and the FCA is satisfied that it is appropriate in all the circumstances to take action against such person.

Senior management functions (SMFs) are a type of controlled function under FSMA. They are prescribed in the FCA Handbook and apply to UK-authorized firms and EEA Branches.

CCFL is required to have approved persons performing certain SMF’s. Examples of SMFs include:

•	being an executive director of a regulated firm
•	being responsible for compliance with FCA rules
•	being responsible for overseeing the firm's compliance against money laundering

Conduct Rules. Apply to all employees within CCFL, not just approved persons. They set basic standards of good personal conduct, against which the FCA can hold people to account.

There are two tiers of Conduct rules which apply. The first is a general set of rules that applies to most employees and directors in CCFL. The second tier consists of rules that only apply to Senior Managers.

First Tier – Individual Conduct Rules:

1.	You must act with integrity
2.	You must act with due care, skill and diligence
3.	You must pay due regard to the interests of customers and treat them fairly
4.	You must observe proper standards of market conduct

Second Tier – Senior Manager Conduct Rules:

•	SC1 You must take reasonable steps to ensure that the business of the firm for which you are responsible is controlled effectively
•	SC2 You must take reasonable steps to ensure that the business of the firm for which you are responsible complies with the relevant requirements and standards of the regulatory system

•	SC3 You must take reasonable steps to ensure that any delegation of your responsibilities is to an appropriate person and that you oversee the discharge of the delegated responsibility effectively
•	SC4 You must disclose appropriately any information of which the FCA would reasonably expect notice

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

Irish Regulation. Our Irish subsidiary, Cohen & Company Financial (Europe) Limited (“CCFEL”), is authorized and regulated by the Central Bank of Ireland (“CBI”). CCFEL has CBI permission to carry on the following activities: (1) receiving/transmitting orders; (2) executing client orders; (3) portfolio management; (4) investment advice; and (5) research and financial analysis.  An overview of key aspects of Ireland’s regulatory regime, which apply to CCFEL, is set out below.

Ongoing regulatory obligations. As a CBI regulated entity, CCFEL is subject to the CBI’s ongoing regulatory obligations, which cover the following wide-ranging aspects of its business.

The CBI’s sets conditions that all Irish authorized firms, including CCFEL, must satisfy in order to become and remain authorized by the CBI. These relate to the firm’s ability to act in the best interests of consumers, ensuring the firm is financially sound and safely managed with sufficient financial resources, that the firm is governed and controlled appropriately, with clear and embedded risk appetites, which drive an appropriate culture within them and have frameworks in place to ensure failed or failing providers go through orderly resolution.

CCFEL is expected to comply with the CBI’s regulatory frameworks. The frameworks govern the way in which a regulated firm conducts business and include obligations to conduct business with integrity, due skill, care and diligence, to take reasonable care to organize and control its affairs responsibly and effectively, with adequate risk management systems, to maintain adequate financial resources, to have appropriate regard for customers’ interests, to ensure adequate and appropriate communication with clients, to observe proper standards of market conduct and to ensure appropriate dialogue with regulators (both in Ireland and overseas).

The CBI’s requires a regulated firm to take reasonable care to organize and control its affairs responsibly effectively, with adequate risk management systems. Consequently, the CBI imposes overarching responsibilities on the directors and senior management of a regulated firm. The CBI ultimately expects the senior management of a regulated firm to take responsibility for determining what processes and internal organization are appropriate to its business. Key requirements in this context include the need to have adequate systems and controls in relation to: (1) senior management arrangements and general organizational requirements; (2) compliance, internal audit, and financial crime prevention; (3) outsourcing; (4) record keeping; (5) risk management; and (6) managing conflicts of interest.

CCFEL has CBI permission to deal only with eligible counterparties and professional clients in relation to the regulated activities it conducts. The level with which CCFEL must comply is dependent on the categorization of its clients, which should be considered in the context of the regulated activity being performed. These rules include requirements relating to the type and level of information that must be provided to clients before business is conducted with or for them, the regulation of financial promotions, procedures for entering into client agreements, obligations relating to the suitability and appropriateness of investments, and rules about managing investments and reporting to clients.

Reporting. All authorized firms in Ireland are required to report to the CBI on a periodic basis. CCFEL’s reporting requirements are based on its scope of permissions. The CBI will use the information submitted by CCFEL to monitor it on an ongoing basis. There are also high-level reporting obligations, whereby CCFEL is required to deal with the CBI and other regulators in an open and co-operative way and to disclose to regulators appropriately anything relating to it of which the regulators would reasonably expect notice.

CBI’s enforcement powers. The CBI has a wide range of disciplinary and enforcement tools that it can use should a regulated firm fail to comply with its regulatory obligations. It uses a wide range of tools to take action against regulated entities and/or individuals which fall short of our expected standards of behavior including:

•	Administrative sanctions (under , and separately under )
•
•

• Cancellation and refusal of registrations
• Summary criminal prosecution
• Supervisory Warning
• Imposition of a condition
• Issuance of a direction
• Reports to other agencies (including Gardaí, Revenue Commissioners, The Competition and Consumer Protection Commission).

Financial Resources. As part of the firm regulatory requirements under the CBI it must maintain adequate financial resources. Under CBI rules, the required level of capital depends on CCFEL’s regulatory permissions, calculated in accordance with the relevant CBI rules. A firm’s categorization is loosely based on the type of regulated activities that it conducts, as this in turn determines the level of risk to which a firm is considered exposed. CCFEL is classified as a MIFID Investment firm. In broad terms, this means that it would be subject to a base capital requirement of the higher of (1) €50,000; or (2) the higher of ¼ of its annual fixed expenses or the sum of its credit risk plus its market risk.

Anti-money Laundering Requirements. An Irish financial institution is subject to additional client acceptance requirements, which stem from anti-money laundering legislation that requires a firm to identify its clients before conducting business with or for them and to retain appropriate documentary evidence of this process.

Relevant money laundering legislation in Ireland is derived from EU Directives. Legislation also includes the Ireland’s Criminal Justice (Money Laundering and Terrorist Financing) Act 2010 (as amended) (“CJA 2010”).  While Anti-Money Laundering (AML) and Countering the Financing of Terrorism (CFT) preventative measures are dealt with together by the Act, it is important to note that a distinction exists in the nature of the two offences.

• For money laundering to occur, the funds involved must be the proceeds of criminal conduct.
•	For terrorist financing to occur, the source of funds is irrelevant, i.e. the funds can be from a legitimate or illegitimate source.

For a CBI regulated firm such as CCFEL, there are additional obligations contained in the CBI’s rules.

As a CBI regulated entity, CCFEL is required to ensure that it has adequate systems and controls to enable it to identify, assess, monitor, and manage financial crime risk. CCFEL must also ensure that these systems and controls are comprehensive and proportionate to the nature, scale, and complexity of its activities.

In addition to potential regulatory sanctions for CCFEL from the CBI, individuals, meanwhile, may be subject to:

• A caution or reprimand
• Disqualification from managing a regulated firm for a specified period, and / or
• A fine of up to €1m.

Under the Fitness and Probity regime, the CBI also has the power to suspend individuals or prohibit them from working in regulated financial services.

Fitness and Probity.  The Fitness and Probity Regime applies to persons in senior positions, known as Controlled Functions (CFs) and Pre-Approval Controlled Functions (PCFs), within Regulated Financial Service Providers (RFSPs). The CBI expects all persons to which the Fitness and Probity Standards apply, to comply with these standards at all times:

• Competent and capable;
• Honest, ethical and to act with integrity; and
• Financially sound.

CCFEL is required to ensure that it assesses and monitors the ongoing competence of its control staff and their fitness and probity.

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

Our ability to raise capital in the long-term or short-term debt capital markets or the equity markets, or to access secured lending markets, has been and could continue to be adversely affected by conditions in the U.S. and international markets and the economy. Global market and economic conditions have been, and continue to be, disrupted and volatile. In particular, the cost and availability of funding have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads and volatility of interest rates (including overnight repo). As a result of concern about the stability of the markets generally and the strength of counterparties specifically, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity and financial condition and the willingness of certain counterparties to do business with us.

In addition, global macroeconomic conditions and U.S. financial markets remain vulnerable to the potential risks posed by exogenous shocks, which could include, among other things, political and financial uncertainty in the U.S. and the European Union (the “EU”), renewed concern about China’s economy, complications involving terrorism and armed conflicts around the world, or other challenges to global trade or travel, such as might occur in the event of a wider pandemic involving COVID-19, the illness caused by the novel coronavirus which was identified at the end of 2019. More generally, because our business is closely correlated to the macroeconomic outlook, a significant deterioration in that outlook or an exogenous shock would likely have an immediate negative impact on our overall results of operations.

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

The Company recorded a net loss of $3.6 million for the year ended December 31, 2019. We may incur additional losses in future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate our business.

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

The financial services industry and all of our businesses are intensely competitive, and we expect them to remain so. We compete with commercial banks, brokerage firms, insurance companies, sponsors of mutual funds, hedge funds and other companies offering financial services in the U.S., globally, and through the internet. We compete on the basis of several factors, including transaction execution, capital or access to capital, products and services, innovation, reputation, risk appetite and price. Over time, certain sectors of the financial services industry have become more concentrated as institutions involved in a broad range of financial services have been acquired by or merged into other firms or have declared bankruptcy. These developments could result in our competitors gaining greater capital and other resources such as a broader range of products and services and geographic diversity. We have experienced and may continue to experience pricing pressures in our Capital Markets segment as a result of these factors and as some of our competitors may seek to increase market share by reducing prices.

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

We intend to focus on improving the performance of our Capital Markets segment, which could place additional demands on our resources and increase our expenses. Improving the performance of our Capital Markets segment will depend on, among other things, our ability to successfully identify groups and individuals to join our firm and our ability to successfully grow our existing business lines and platforms and opportunistically expand into other complementary business areas. It may take more than a year for us to determine whether we have successfully integrated new individuals, lines of business and capabilities into our operations. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development. If we are unable to hire and retain senior management or other qualified personnel, such as salespeople and traders, we will not be able to grow our business and our financial results may be materially and adversely affected.

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

The Company has been a full netting member of the FICC’s Government Securities Division since October 2017.  As a member of the FICC, the Company has access to the FICC’s GCF repo service that provides netting and settlement services for repurchase transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities).  The Company began entering into matched book GCF repo transactions in November 2017.  The borrowers (the reverse repurchase agreement counterparties) are a diverse group of financial institutions including hedge funds, registered investment funds, REITs, and other similar counterparties.  The lender (the repurchase agreement counterparty) is primarily the FICC itself.  In connection with our matched book repo business, we have incurred additional debt  and expect to incur additional debt in the future.  Our level of debt and the limitations imposed upon us by our debt agreements could have a material adverse effect on our financial condition and results of operations.

Our matched book repo financing is facilitated through JVB which is subject to various broker-dealer regulations. JVB’s failure to comply with these regulations and its ability to facilitate attractive matched book repo financing and to conduct its business with third parties could adversely affect our funding costs, “haircuts” and/or counterparty exposure.

We have grown our matched book repo business under which JVB enters into repurchase and reverse repurchase agreements.  JVB’s ability to access repo funding and to raise funds through the GCF repo service offered by the FICC requires that it continuously meet the regulatory and membership requirements of FINRA and the FICC, which may change over time. If JVB fails to meet these requirements and is unable to access such funding, we would be required to find alternative funding, which we may be unable to do and our funding costs, “haircuts” and/or counterparty exposure could increase.  This could make our matched book repo business uneconomical and/or could have a material adverse effect on our financial condition and results of operations.

Our matched book repo business remains a relatively new business strategy for us that continues to require significant resources and management attention, and we may not be successful in achieving our strategic goals.

There is no assurance that we will be able to continue to operate our matched book repo business effectively or to operate it profitably over the long term, or that our matched book repo business will result in improved operating results. Furthermore, the matched book repo industry is intensely competitive, and we compete with existing players in this sector, many of whom are established and have significant resources and existing customer relationships. Moreover, we may not be able to consistently ascertain and allocate the appropriate financial and human resources necessary to continue to grow this business area. We have invested and may continue to invest considerable capital in developing our matched book repo business but fail to achieve satisfactory financial return. In light of these risks and uncertainties, there can be no assurance that we will realize a profit from this business line or that continuing to divert our management’s attention to this business line will not have a negative impact on our other existing businesses or new business initiatives, any of which may have a material adverse effect on our financial condition and results of operations.

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

Expand our capabilities or systems effectively;
Successfully develop new products or services;
Allocate our human resources optimally;
Identify, hire or retain qualified employees or vendors;
Incorporate effectively the components of any business that we may acquire in our effort to achieve growth;
Sell businesses or assets at their fair market value; or
Effectively manage the costs associated with developing, growing, acquiring or exiting a business.

Our Capital Markets segment depends significantly on a limited group of customers.

From time to time, based on market conditions, a small number of our customers may account for a significant portion of the revenues earned in our Capital Markets segment. None of our customers is obligated contractually to use our services. Accordingly, these customers may direct their activities to other firms at any time. The loss of or a significant reduction in demand for our services from any of these customers could have a material adverse effect on our business, financial condition and operating results.

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

We require a substantial amount of cash to fund our investments, pay our expenses and hold our assets. More specifically, we require cash to:

meet our working capital requirements and debt service obligations;
make incremental investments in our Capital Markets segment;
make investments in our growing asset management business;
hire new employees; and
meet other needs.

Our primary sources of working capital and cash are expected to consist of:

revenue from operations, including net trading revenue, asset management revenue, new issue and advisory revenue, interest income and dividends from our investment portfolio and potential monetization of principal investments;

interest income from temporary investments and cash equivalents;
sales of assets; and
proceeds from future borrowings or any offerings of our equity or debt securities.

We may not be able to generate a sufficient amount of cash from operations and investing and financing activities in order to successfully execute our business strategy.

Failure to obtain or maintain adequate capital and funding would adversely affect the growth and results of our operations and may, in turn, negatively affect the market price of our Common Stock.

Liquidity is essential to our businesses. We depend upon the availability of adequate funding and capital for our operations. In particular, we may need to raise additional capital in order to significantly grow our business. In recent years, we have engaged in a number of capital raising transactions with Daniel G. Cohen, Chairman of the Board and President and Chief Executive of European operations, and/or persons or entities controlled by or close to Mr. Cohen because the terms of such transactions have been more favorable than terms available from unrelated third parties.  Our liquidity could be substantially adversely affected by our inability to raise funding in the long-term or short-term debt capital markets or the equity capital markets or our inability to access the secured lending markets. Factors that we cannot control, such as continued or additional disruption of the financial markets, or negative views about the financial services industry generally, have limited and may continue to limit our ability to raise capital. In addition, our ability to raise capital could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects or if Mr. Cohen becomes unwilling to continue to fund the Company’s operations. Lenders could develop negative perceptions if we incur large trading losses, we suffer a decline in the level of our business activity, we suffer material litigation losses, regulatory authorities take significant action against us, or we discover significant employee misconduct or illegal activity, among other reasons. Sufficient funding or capital may not be available to us in the future on terms that are acceptable, or at all. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment and trading portfolios, in order to meet our maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and cash flows.  If we are unable to meet our funding needs on a timely basis, our business would be adversely affected and there may be a negative impact on the market price of our Common Stock.

The lack of liquidity in certain investments may adversely affect our business, financial condition and results of operations.

We hold investments in securities of private companies, investment funds, SPACs, CDOs and CLOs. A portion of these securities may be subject to legal and other restrictions on resale or may otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises.

In addition, on December 30, 2019, we entered into a securities purchase agreement (the “SPA”) with Daniel G. Cohen and the DGC Family Fintech Trust (the “DGC Trust”).  In connection with the SPA, we purchased an aggregate of 662,361 shares of International Money Express, Inc. (“IMXI”), an unrelated publicly traded company, from Mr. Cohen and the DGC Trust.  Of the 662,361 shares, 134,317 shares are unrestricted and 528,044 are subject to sale restrictions.  Of the 528,044 restricted shares, 246,021 shares become freely tradeable if IMXI’s share price equals or exceeds $15.00 per share for 20 out of 30 consecutive trading days or upon a change of control of IMXI, and 264,023 shares become freely tradeable if IMXI’s share price equals or exceed $17.00 per share 20 out of 30 consecutive trading days or upon a change of control of IMXI.  IMXI’s share price closed at $11.89 per share on December 31, 2019.

The United Kingdom’s exit from the European Union may adversely affect our business.

We have a presence in certain European Union countries, including the United Kingdom (the “U.K.”). On June 23, 2016, the U.K. voted in favor of a referendum to leave the EU, commonly referred to as “Brexit.” The U.K. officially left the EU on January 31, 2020, and a transition period of at least 11 months commenced to allow for the negotiation of a new trade agreement.  Following Brexit, CCFL, our subsidiary that is authorized and regulated by the FCA in the U.K., can no longer avail itself of passporting rights to provide services in other European Union member states. Although we have sought to take protective measures and have established a new regulated subsidiary in Dublin, Ireland in order to provide continuing services to clients in the European Union following Brexit, Brexit is expected to significantly affect the fiscal, monetary and regulatory landscape in both the U.K. and European Union and could have a material impact on their economies and the future growth of various industries. The exit of the U.K. from the European could significantly impact the business environment in which we operate, increase the cost of conducting business in both the European Union and the U.K., and introduce significant new uncertainties with respect to the legal and regulatory requirements to which we are subject. Although it is not possible at this point in time to predict fully the effects of the exit of the U.K. from the European Union, any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations. In addition, Brexit may impact our ability to comply with the extensive government regulation to which we are subject.

It remains unclear exactly how the U.K.’s status in relation to EU as a result of Brexit.  Accordingly, we have implemented alternative arrangements in EU jurisdictions in order to ensure continued operations in the Eurozone, including our continued ability to market and sell various investment products in the Eurozone. In addition, any other changes in the composition of the EU’s member states may add further complexity to our global risks and operations.

If we are unable to manage the risks of international operations effectively, our business could be adversely affected.

We currently provide services and products to clients in Europe, through offices in Dublin, Paris and London. There are certain additional risks inherent in doing business in international markets, particularly in the regulated brokerage and asset management industries. These risks include:

additional regulatory requirements;
difficulties in recruiting and retaining personnel and managing the international operations;
potentially adverse tax consequences, tariffs and other trade barriers;
adverse labor laws; and
reduced protection for intellectual property rights.

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

In executing matched principal transactions, we are exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, either because it is not matched immediately or, even if matched, one party fails to deliver the cash or securities it is obligated to deliver upon settlement. In addition, some of the products we trade or may trade in the future are in less commoditized markets which may exacerbate this risk because transactions in such markets may not settle on a timely basis. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. In addition, widespread technological or communication failures, as well as actual or perceived credit difficulties, or the insolvency of one or more large or visible market participants, could cause market-wide credit difficulties or other market disruptions. These failures, difficulties or disruptions could result in a large number of market participants not settling transactions or otherwise not performing their obligations.

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

The repurchase agreements generally require a seller under a repurchase agreement to transfer additional securities to the counterparty who is acting as the buyer under the repurchase agreement in the event that the value of the securities then held by the buyer falls below specified levels. Each repurchase agreement contains events of default in cases where a counterparty breaches its obligations under the agreement. When we are acting in the capacity of a seller under these agreements, we receive margin calls from time to time in the ordinary course of business, and no assurance can be given that we will be able to satisfy requests from our counterparties to post additional collateral in the future. Similarly, when we are acting in the capacity of a buyer under these agreements we make margin calls from time to time to our seller counterparties in the ordinary course of business and no assurance can be given that our counterparties will have adequate funds or collateral to satisfy such margin call requirements. Generally, if there was an event of default under a repurchase agreement, such event of default would provide the non-defaulting counterparty with the option to terminate all outstanding repurchase transactions with us and make all amounts due from the defaulting counterparty immediately payable. However, there can be no assurance that any such defaulting counterparty will have the funds or collateral needed to fully satisfy any such margin call or other amount due. Generally, repurchase obligations are full recourse obligations and if we were to default under a repurchase obligation, the counterparty would have recourse to our other assets if the collateral was insufficient to satisfy our obligation in full.

In addition, our clearing brokers provide securities financing arrangements including margin arrangements and securities borrowing and lending arrangements. These arrangements generally require us to transfer additional securities or cash to the clearing broker in the event that the value of the securities then held by the clearing broker in the margin account falls below specified levels and contain events of default that would be triggered if we were to breach our obligations under such agreements. An event of default under a clearing agreement would give the clearing broker the option to terminate the clearing arrangement and any amounts owed to the clearing broker would be immediately due and payable. These obligations are full recourse to us.

Furthermore, we are highly dependent on our relationships with our clearing brokers. Any termination of our clearing arrangements whether due to a breach of the agreement by us or a default, bankruptcy or reorganization of a clearing broker would result in a significant disruption to our business as we clear all trades through these entities. Any such termination would have a significant negative impact on our dealings and relationship with our customers and there is no guarantee we would be able to replace any such clearing broker on similar terms.

We have market risk exposure from unmatched principal transactions entered into by our brokerage desks, which could result in substantial losses to us and adversely affect our financial condition and results of operations.

We allow certain of our brokerage desks access to limited amounts of capital to enter into unmatched principal transactions in the ordinary course of business for the purpose of facilitating clients’ execution needs for transactions initiated by such clients or to add liquidity to certain illiquid markets. As a result, we have market risk exposure on these unmatched principal transactions. Our exposure will vary based on the size of the overall positions, the terms and liquidity of the instruments brokered, and the amount of time the positions will be held before we dispose of the positions.

We do not track our exposure to unmatched positions on an intra-day basis. These unmatched positions are intended to be held short-term, however, due to a number of factors, including the nature of a position and access to the market on which we trade, we may not be able to match each position or effectively hedge our exposure and often may be forced to hold a position overnight that has not been hedged. To the extent any unmatched positions are not disposed of intra-day, we mark those positions to market. Adverse movements in the securities underlying the positions or a downturn or disruption in the markets for the positions could result in our sustaining a substantial loss. In addition, any principal gains and losses resulting from these positions could, from time to time, have a disproportionate positive or negative effect on our financial condition and results of operations for a particular reporting period.

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

We may enter into transactions in which we commit our own capital as part of our trading business. The number and size of these transactions may materially affect our results of operations in a given period. We may also incur significant losses from our trading activities due to market fluctuations and volatility from quarter to quarter. We maintain trading positions in the fixed income markets to facilitate client-trading activities. To the extent that we own security positions, in any of those markets, a downturn in the value of those securities or in those markets could result in losses from a decline in value. Conversely, to the extent that we have sold securities we do not own in any of those markets, an upturn in those markets could expose us to potentially unlimited losses as we attempt to acquire the securities in a rising market. Moreover, taking such positions in times of significant volatility can lead to significant unrealized losses, which further impact our ability to borrow to finance such activities.

Our principal trading and investments expose us to risk of loss.

A significant portion of our revenue is derived from trading in which we act as principal. The Company may incur trading losses relating to the purchase, sale or short sale of corporate and asset-backed fixed income securities and other securities for our own account and from other principal trading. In any period, we may experience losses as a result of price declines, lack of trading volume, general market conditions, employee inexperience, errors or misconduct, or illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, or securities of issuers engaged in a specific industry. In general, any downward price movement in these securities could result in a reduction of our revenues and profits.

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

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. As of December 31, 2019, we had $14.9million in other investments, at fair value.  Our Principal Investment portfolio includes investments in IMXI (valued at $8.3 million), SPAC equity (valued at $1.1 million), two CLOs (valued at $2.5 million), the U.S. Insurance JV (valued at $2.2 million), the SPAC Funds (valued at $0.7million), and other securities (valued at $0.1 million).

We may use our capital, including on a leveraged basis, for principal investments in both private and public company securities that may be illiquid and volatile. The equity securities of any privately held entity in which we make a principal investment are likely to be restricted as to resale and may otherwise be highly illiquid. In the case of fund or similar investments, our investments may be illiquid until such investment vehicles are liquidated. We expect that there will be restrictions on our ability to resell any such securities that we acquire for a period of time after we acquire such securities. Thereafter, a public market sale may be subject to volume limitations or be dependent upon securing a registration statement for an initial, and potentially secondary, public offering of the securities. Even if we make an appropriate investment decision, we cannot be assured that general market conditions will not cause the market value of our investments to decline. For example, an increase in interest rates, a general decline in the equity markets, or other market and industry conditions adverse to the type of investments we make and intend to make could result in a decline in the value of our investments or a total loss of our investment.

There are no regularly quoted market prices for a number of the investments we make. The value of our investments is determined using fair value methodologies described in valuation policies, which may take into consideration, among other things, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the trading price of recent sales of securities (in the case of publicly traded securities), restrictions on transfer, and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on estimates and assumptions specific to the particular investments. Therefore, the value of our investments does not necessarily reflect the prices that would actually be obtained by us when such investments are sold. Realizations at values significantly lower than the values at which investments have been previously held would result in loses of potential incentive income and principal investments.

In addition, in our principal investment activities, our concentrated holdings, illiquidity and market volatility may make it difficult to value certain of our investment securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than current fair value of such securities. Any of these factors could require us to take write-downs in the value of our investment and securities portfolio, which may have an adverse effect on our results of operations in future periods. If we are unable to manage any of these risks effectively, our results of operations and cash flows could be materially and adversely affected.

Transition away from LIBOR as a benchmark reference for interest rates may affect the cost of capital and may require amending or restructuring existing debt instruments and related hedging arrangements for us, our investment funds and our separately managed accounts, and may impact the value of floating rate securities based on LIBOR we, our investment funds or our separately managed accounts hold or may hold in the future, which may result in additional costs or adversely affect our, our funds’ or our separately managed accounts’ liquidity, results of operations and financial condition.

We currently have $48,125 of par value debt which incurs interest based on the London interbank offered rate (“LIBOR”). In addition, we have a $25,000 line of credit pursuant to which amounts drawn bear interest based on LIBOR. As of December 31, 2019, there were no amounts drawn under this line of credit. In July 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021 and has indicated that market participants should not rely on LIBOR being available after 2021. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether any of these alternative reference rates will attain market acceptance as replacements for LIBOR. There is currently no definitive successor reference rate to LIBOR and various industry organizations are still working to develop workable transition mechanisms. As such, it is not possible to predict all potential effects of these changes on U.S. and global credit markets. If LIBOR ceases to exist, we, our investments funds and our separately managed accounts may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond 2021, which may be difficult, costly and time consuming. In addition, from time to time our investment funds and separately managed accounts invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own, and may impact the availability and cost of hedging instruments and borrowings, including potentially, an increase to our and our funds’ and separately managed accounts’ interest expense and cost of capital. Any increased costs or reduced profits as a result of the foregoing may adversely affect our liquidity, results of operations and financial condition.

The historical returns of our funds and managed accounts may not be indicative of the future results of our funds and managed accounts.

The historical returns of our funds and managed accounts should not be considered indicative of future results expected from such fund and managed accounts or from any future funds we may raise or managed accounts we may open. Our rates of return reflect unrealized gains, as of the applicable measurement date, which may never be realized due to changes in market and other conditions not in our control that may adversely affect the ultimate valuation of the investments in a fund. The returns of our funds may have also benefited from investment opportunities and general market conditions that may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities. Furthermore, the historical and potential future returns of the funds we manage also may not necessarily bear any relationship to potential returns on our shares.

There is increasing regulatory supervision of alternative asset management companies.

As noted above, in the past several years, the financial services industry has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In the last few years, there were a number of enforcement actions within the industry. Recently, the SEC announced that the 2020 examination priorities for the Office of Compliance Inspections and Examinations include such items as market infrastructure, information security, and anti-money laundering programs, but the SEC also signaled its intention to examine firms in emerging risk areas, such as robo-advice, digital assets, cybersecurity, and new rules under the Investment Advisers Act of 1940, as amended and interpretations on standards of care. It is unclear, however, whether the SEC and its staff will maintain the same level of enforcement if, in the future, there is an effort on the part of the federal government to ease restrictions on business conduct, which could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy.

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

We have been working to grow our asset management business and we compete as an investment manager for both fund investors and investment opportunities. The investment management business is highly fragmented, with our competitors consisting primarily of sponsors of public and private investment funds, real estate development companies, SPACs, BDCs, investment banks, commercial finance companies and operating companies acting as strategic buyers of businesses. We believe that competition for fund investors is based primarily on:

•	investment performance;
•	investor liquidity and willingness to invest;
•	investor perception of investment managers’ drive, focus and alignment of interest;
•	business reputation;
•	the quality of services provided to fund investors;
•	pricing;
•	fund terms (including fees); and
•	the relative attractiveness of the types of investments that have been or will be made.

We believe that competition for investment opportunities is based primarily on the pricing, terms and structure of a proposed investment and certainty of execution.

A number of factors serve to increase our competitive risks:

•

our competitors may have greater financial, technical, marketing and other resources and more personnel than we do, and, in the case of some asset classes or geographic regions, longer operating histories, more established relationships, greater expertise or a better reputation;

•

fund investors may materially decrease their allocations in new funds due to their experiences following an economic downturn, the limited availability of capital, regulatory requirements or a desire to consolidate their relationships with investment firms;

•

certain of our competitors may have agreed to terms with respect to their investment funds or products that are more favorable to investors than our funds or products, such as lower management fees, greater fee sharing or higher performance hurdles for carried interest and, therefore, we may be forced to match or otherwise revise our terms to be less favorable to us than they have been in the past;

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

In addition, if interest rates were to rise or if market conditions for competing investment products become or are more favorable and such products begin to offer rates of return superior to those achieved by our funds, the attractiveness of our funds relative to investments in other investment products could decrease. This competitive pressure could materially and adversely affect our ability to make successful investments and limit our ability to raise future funds, either of which could adversely impact our business, results of operations and cash flow.

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

In addition, investment performance is one of the most important factors in retaining existing investors and competing for new asset management business. Investment performance may be poor as a result of current or future difficult market or economic conditions, including changes to interest rates or inflation, terrorism or political uncertainty, our investment style, the particular investments that we make, and other factors beyond our control. In the event that our investment funds or separately managed accounts perform poorly, our asset management revenues and earnings will suffer a decline. We may be unable to raise capital for new investment funds or separately managed accounts to offset any losses we may experience. In addition, our management contracts may be terminated for various reasons.

If the investments we have made on behalf of our CDOs perform poorly, we will suffer a decline in our asset management revenue and earnings because some of our fees are subject to the credit performance of the portfolios of assets. In addition, the investors in our CDOs may seek to terminate our management agreements based on poor performance. We could lose management fee income from the CDOs we manage or client assets under management as a result of the triggering of certain structural protections built into such CDOs.

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

We are the sponsor of Insurance Acquisition Corp., a SPAC that completed a $150.7 million initial public offering of its units, or the IPO, on March 22, 2019.  The SPAC has 18 months from the date of its IPO prospectus to complete a business combination. If the SPAC fails to consummate a business combination within the required time frame, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets. We own privately issued units and privately issued shares of the common stock of the SPAC. Each unit consists of one share of the SPAC’s common stock and one half of one warrant to purchase SPAC common stock.  We have waived our right to receive distributions with respect to those privately issued shares and shares included in the privately issued units upon the liquidation of the SPAC.  If the SPAC does not consummate a business combination within the required time frame, we will not receive a return on our investment and we may lose a portion of or all of our investment.

We have also agreed to indemnify the SPAC for all claims by third parties for services rendered or products sold to the SPAC, or claims by any prospective target business with which the SPAC discusses entering into a transaction agreement, to the extent the claims reduce the amount of funds in the SPAC’s trust account to less than $10.00 per SPAC share, and in each case only if the SPAC fails to obtain waivers from such third parties or prospective target businesses of claims against the SPAC’s trust account.

Our indemnification of the SPAC with respect to any such claims could negatively affect our financial results.  In addition, if the SPAC liquidates, we may lose the capital we invested in the SPAC and may also be liable to the SPAC under these indemnification obligations.

We may in the future make loans to the SPAC which may not be repaid, in which event our financial results could be adversely affected.

We have agreed to loan the SPAC up to $750 as needed to fund operating expenses of the SPAC following the IPO.  This loan will bear no interest and, if the SPAC consummates a business combination in the required time frame, we expect the loan to be repaid from the funds held in the SPAC’s trust account.  If the SPAC does not consummate a business combination in the required time frame, no funds from the SPAC’s trust account can be used to repay the loan and the loan will not be repaid.  If these loans are not repaid, our financial results could be adversely affected.

If the SPAC is successful in consummating a business combination, the SPAC securities we hold will be subject to transfer restrictions that will limit our ability to liquidate our SPAC common stock.

Our investment in the SPAC consists of privately issued units and shares that are subject to certain transfer restrictions pursuant to a letter agreement we entered into with the SPAC in connection with the IPO.  Under the letter agreement, we agreed not to transfer our placement units until 30 days following the SPAC’s business combination, and not to transfer our private shares (a) with respect to 20% of such shares, until consummation of the SPAC’s business combination, and (b) with respect to additional 20% tranches of such shares, when the closing price of the SPAC’s common stock exceeds $12.00, $13.50, $15.00 and $17.00, respectively, for 20 out of any 30 consecutive trading days following the consummation of the SPAC’s business combination, in each case subject to certain limited exceptions.

In addition, our ability to transfer the privately issued units and shares is subject to applicable securities laws, and such units and shares will become freely tradable only after they are registered pursuant to an effective registration statement or otherwise become transferable in accordance with applicable exemptions under the securities laws.  These restrictions will limit our ability to liquidate and realize value from our investment in the SPAC and we may never be able to liquidate the portion of our private shares that are subject to price-based transfer restrictions.  We may also agree to additional restrictions in connection with a proposed business combination, which would further limit our ability to transfer such units and shares

Our executive officers and members of our senior management team may allocate some portion of their time to the business of the SPAC, which may create conflicts of interest in their determination as to how much time to devote to our affairs and may have a negative impact on our business.

Daniel G. Cohen, our Chairman, serves as the Chairman of the board of directors of the SPAC. John Butler, our Managing Director of U.S. Insurance Strategy, serves as the Chief Executive Officer and President of the SPAC. Paul Vernhes, the President of Cohen & Compagnie SAS, serves as the Chief Financial Officer of the SPAC.  Joseph Pooler, our Chief Financial Officer, serves as the Chief Accounting Officer of the SPAC.  If Messrs. Cohen, Butler, Vernhes and Pooler’s involvement in the SPAC’s business affairs require any of them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs, which may have a negative impact on our business.

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

Our broker-dealer relies on Pershing LLC to provide clearing services, as well as other operational and support functions that cannot be provided for internally. In addition, currently all of our margin financing is obtained from Pershing LLC.  As of December 31, 2019, our total margin loan payable to Pershing LLC is $208 million.  If our relationship with Pershing LLC is terminated, there can be no assurance that the functions and margin loan financing previously provided could be replaced on comparable economic terms.

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

Our balance sheet includes approximately $74.7 million par value of recourse indebtedness. Our indebtedness could have important consequences to our stockholders. For example, our indebtedness could:

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

As of December 31, 2019, we have a substantial amount of debt with variable interest rates. We may experience material increases in our interest expense as a result of increases in general interest rate levels.

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

If our internal controls over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. Because we are a smaller reporting company, we are not required to obtain, nor have we voluntarily obtained, an auditor attestation regarding the effectiveness of our controls as of December 31, 2019. Therefore, as of December 31, 2019, we have only performed management’s assessment of the effectiveness of our internal controls and management has determined that our internal controls are effective as of December 31, 2019. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

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

We are a holding company that conducts our business primarily through the Operating LLC as a voting-controlled subsidiary. Whether or not we qualify under the 40% test is primarily based on whether the securities we hold in the Operating LLC are investment securities. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and other matters. Such limitations could have a material adverse effect on our business and operations. As of December 31, 2019, we are in compliance with and meet the Section 3(a)(1)(C) exclusion.

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

While we endeavor to purchase insurance coverage that is appropriate to our assessment of risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Our business may be negatively affected in the future if our insurance proves to be inadequate or unavailable. In addition, insurance claims may harm our reputation or divert management attention and resources away from operating our business.

Risks Related to Our Industry

The soundness of other financial institutions and intermediaries affects us.

We face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that we use to facilitate our securities transactions. As a result of the consolidation over the years of clearing agents, exchanges and clearing houses, our exposure to certain financial intermediaries has increased and could affect our ability to find adequate and cost-effective alternatives should the need arise. Any failure, termination or constraint of these intermediaries could adversely affect our ability to execute transactions, service our clients and manage our exposure to risk.

Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, funding, and counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mortgage originators and other institutional clients. Furthermore, although we do not hold any European sovereign debt, we may do business with and be exposed to financial institutions that have been affected by the recent European sovereign debt crisis. As a result, defaults by, or even rumors or questions about the financial condition of, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due us. Although we have not suffered any material or significant losses as a result of the failure of any financial counterparty, any such losses in the future may materially adversely affect our results of operations.

We operate in a highly regulated industry and may face restrictions on, and examination of, the way we conduct certain of our operations.

Our business is subject to extensive government and other regulation, and our relationship with our broker-dealer clients may subject us to increased regulatory scrutiny. These regulations are designed to protect the interests of the investing public generally rather than our stockholders and may result in limitations on our activities. Governmental and self-regulatory organizations, including the SEC, FINRA, the Commodity Futures Trading Commission and other agencies and securities exchanges such as the NYSE and NYSE American regulate the U.S. financial services industry, and regulate certain of our operations in the U.S. Some of our international operations are subject to similar regulations in their respective jurisdictions, including rules promulgated by the Central Bank of Ireland (the “CBI”) and the FCA, which apply to entities which are authorized and regulated by the CBI and the FCA, respectively. These regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. In addition, all records of registered investment advisors and broker-dealers are subject at any time, and from time to time, to examination by the SEC. Some aspects of the business that are subject to extensive regulation and/or examination by regulatory agencies, include:

sales methods, trading procedures and valuation practices;
investment decision making processes and compensation practices;
use and safekeeping of client funds and securities;
the manner in which we deal with clients;
the safeguarding of personally identifiable information;
capital requirements;
financial and reporting practices;
required record keeping and record retention procedures;
the licensing of employees;
the conduct of directors, officers, employees and affiliates;
systems and control requirements;
conflicts of interest;
restrictions on marketing, gifts and entertainment; and
client identification and anti-money laundering requirements.

The SEC, FINRA, the CBI, the FCA and various other domestic and international regulatory agencies also have stringent rules and regulations with respect to the maintenance of specific levels of net capital by broker-dealers. Generally, in the U.S., a broker-dealer’s net capital is defined as its net worth, plus qualified subordinated debt, less deductions for certain types of assets. If these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, our operations that require the intensive use of capital would be limited. Also, our ability to withdraw capital from our regulated subsidiaries is subject to restrictions, which in turn could limit our ability or that of our subsidiaries to pay dividends, repay debt, make distributions and redeem or purchase shares of our Common Stock or other equity interests in our subsidiaries. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our expected levels of business, which could have a material adverse effect on our business. In addition, we may become subject to net capital requirements in other foreign jurisdictions in which we operate. While we expect to maintain levels of capital in excess of regulatory minimums, we cannot predict our future capital needs or our ability to obtain additional financing.

If we or any of our subsidiaries fail to comply with any of these laws, rules or regulations, we or such subsidiary may be subject to censure, significant fines, cease-and-desist orders, suspension of business, suspensions of personnel or other sanctions, including revocation of registrations with FINRA, withdrawal of authorizations from the CBI or the FCA or revocation of registrations with other similar international agencies to whose regulation we are subject, which would have a material adverse effect on our business. The adverse publicity arising from the imposition of sanctions against us by regulators, even if the amount of such sanctions is small, could harm our reputation and cause us to lose existing clients or fail to gain new clients.

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

We face substantial regulatory and litigation risks and conflicts of interests and may face legal liability and reduced revenues and profitability if our business is not regarded as compliant or for other reasons. We are subject to extensive regulation, and many aspects of our business will subject us to substantial risks of liability. We engage in activities in connection with (1) the evaluation, negotiation, structuring, marketing, and sales and management of our investment funds and financial products, (2) our Capital Markets segment, (3) our asset management operations, and (4) our investment activities. Our activities may subject us to the risk of significant legal liabilities under securities or other laws for material omissions or materially false or misleading statements made in connection with securities offerings and other transactions. In addition, to the extent our clients, or investors in our investment funds and financial products, suffer losses, they may claim those losses resulting from our or our officers’, directors’, employees’, agents’ or affiliates’ breach of contract, fraud, negligence, willful misconduct or other similar misconduct, and may bring actions against us under federal or state securities or other applicable laws. Dissatisfied clients may also make claims against us regarding quality of trade execution, improperly settled trades, or mismanagement. We may become subject to these claims as the result of failures or malfunctions of electronic trading platforms or other brokerage services, including failures or malfunctions of third-party providers’ systems which are beyond our control, and third parties may seek recourse against us for any losses. In addition, investors may claim breaches of collateral management agreements, which could lead to our termination as collateral manager under such agreements.

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

A number of entities conduct asset management, origination, investment, and broker-dealer activities. We compete with public and private funds, SPACs, REITS, commercial and investment banks, savings and loan institutions, mortgage bankers, insurance companies, institutional bankers, governmental bodies, commercial finance companies, traditional asset managers, brokerage firms and other entities.

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

We have experienced intense price competition in our fixed income brokerage business in recent years. Some competitors may offer brokerage services to clients at lower prices than we offer, which may force us to reduce our prices or to lose market share and revenue. In addition, we intend to focus primarily on providing brokerage services in markets for less commoditized financial instruments. As the markets for these instruments become more commoditized, we could lose market share to other inter-dealer brokers, exchanges and electronic multi-dealer brokers who specialize in providing brokerage services in more commoditized markets. If a financial instrument for which we provide brokerage services becomes listed on an exchange or if an exchange introduces a competing product to the products, we broker in the OTC market, the need for our services in relation to that instrument could be significantly reduced. Further, the recent consolidation among exchange firms, and expansion by these firms into derivative and other non-equity trading markets, will increase competition for customer trades and place additional pricing pressure on commissions and spreads.

Employee misconduct or error, which can be difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and by subjecting us to significant legal liability and reputational harm.

There have been a number of highly publicized cases involving fraud, trading on material non-public information, or other misconduct by employees and others in the financial services industry, and there is a risk that our employees could engage in misconduct that adversely affects our business. For example, we may be subject to the risk of significant legal liabilities under securities or other laws for our employees’ material omissions or materially false or misleading statements in connection with securities and other transactions. In addition, our advisory business requires that we deal with confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and could suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. We are also subject to extensive regulation under securities laws and other laws in connection with our asset management business. Failure to comply with these legislative and regulatory requirements by any of our employees could adversely affect us and our clients. It is not always possible to deter employee misconduct, and any precautions taken by us to detect and prevent this activity may not be effective in all cases.

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

During 2018 and 2019, 75,081 and 31,890 shares of Common Stock, respectively, were repurchased and retired by us both in accordance with our Rule 10b5-1 trading plan (the “10b5-1 Plan”) and through privately negotiated repurchase transactions. We could repurchase shares of our Common Stock at price levels considered excessive, thereby spending more cash on such repurchases then deemed reasonable and effectively retiring fewer shares than would be retired if repurchases were effected at lower prices.  Further, our future repurchases of shares of our Common Stock, if any, and the number of shares of Common Stock we may repurchase will depend upon our financial condition, results of operations and other factors deemed relevant by our board of directors. There can be no assurance that we will continue our practice of repurchasing shares of our Common Stock or that we will have the financial resources to repurchase shares of our Common Stock in the future.

See note 19 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the 10b5-1 Plan.

We are a holding company whose primary asset is units of membership interests in the Operating LLC, and we are dependent on distributions from the Operating LLC to pay taxes and other obligations.

We are a holding company whose primary asset is units of membership interests in the Operating LLC. Since the Operating LLC is a limited liability company taxed as a partnership, we, as a member of the Operating LLC, could incur tax obligations as a result of our allocable share of the income from the operations of the Operating LLC. In addition, we have convertible senior debt and junior subordinated notes outstanding. The Operating LLC will pay distributions to us in amounts necessary to satisfy our tax obligations and regularly scheduled payments of interest in connection with our convertible senior debt and our junior subordinated notes, and we are dependent on these distributions from the Operating LLC in order to generate the funds necessary to meet these obligations and liabilities. Industry conditions and financial, business and other factors will affect our ability to generate the cash flows we need to make these distributions. There may be circumstances under which the Operating LLC may be restricted from paying dividends to us under applicable law or regulation (for example due to Delaware limited liability company act limitations on the Operating LLC’s ability to make distributions if liabilities of the Operating LLC after the distribution would exceed the value of the Operating LLC’s assets).

As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of our minority ownership interest in the Operating LLC. The Company’s ability to pay any dividends to our stockholders will be dependent on any distributions we receive from the Operating LLC and subject to the Operating LLC’s operating agreement (the “Operating LLC Agreement”). The amount and timing of distributions by the Operating LLC will be at the discretion of the Operating LLC’s board of managers, which is comprised of Daniel G. Cohen, our Chairman and the majority owner of the Operating LLC, Lester Brafman, our Chief Executive Officer and Joseph W. Pooler, Jr., our Chief Financial Officer.

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the SEC and FINRA, which require certain minimum levels of net capital to remain in JVB. In addition, these restrictions could potentially impose notice requirements or limit the Company’s ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFEL is regulated by the CBI in Ireland and CCFL is regulated by the FCA in the United Kingdom and each must maintain certain minimum levels of capital.

Daniel G. Cohen, our chairman, has significant ownership interests in the Operating LLC and competing duties to other entities that could create potential conflicts of interest and may result in decisions that are not in the best interests of other Cohen & Company Inc. stockholders.

As of December 31, 2019, Daniel G. Cohen, our chairman, through an entity he wholly owns, Cohen Bros. Financial, LLC (“CBF”), owns 17,801,275 units of membership interests, or 45.7% of the membership interests in the Operating LLC.  In addition, the DGC Family Fintech Trust (the “DGC Trust”) owns 9,880,268 or 25.4% units of the membership interests in the Operating LLC.  The DGC Trust was formed by Daniel G. Cohen.  Although Daniel G. Cohen is neither a trustee nor a named beneficiary of the DGC Trust and does not have any voting or dispositive control of securities held by the trust, he may be deemed to be a beneficial owner of all securities held by the DGC Trust as a result of his ability to acquire any of the DGC Trust’s assets, including any securities held by the DGC Trust (and, in turn, the sole voting and sole dispositive power with respect to such securities), by substituting other property of an equivalent value without the approval or consent of any person, including any trustee or beneficiary of the DGC Trust.

Cohen and Company, Inc. also holds units of membership interests in the Operating LLC and has the majority voting power of the LLC through a proxy granted to it by Mr. Cohen and the DGC Trust.

Additionally, Daniel G. Cohen owns 11.8% of our Common Stock.  Further, Mr. Cohen may be deemed to be the beneficial owner of additional shares of our Common Stock representing 6.7%, which is owned by EBC 2013 Family Trust as the result of Mr. Cohen’s position as trustee of the trust.  As noted above, Daniel G. Cohen may control certain actions of the Company. As an owner of interests in the Operating LLC, Daniel G. Cohen may have interests that differ from the stockholders of the Company, including in circumstances in which there may be tax consequence to the members of the Operating LLC. As a result of his ownership in both the Operating LLC and the Company, it is possible that Daniel G. Cohen as a shareholder of the Company could approve or reject actions based on his own interests as a stockholder that may or may not be in the best interests of the other the Company’s stockholders.

We are controlled by Daniel G. Cohen, whose interests in our business may be different than our other stockholders, and, as a “controlled company” within the meaning of the rules of NYSE American, our other stockholders will not have the same protections afforded to stockholders of companies that are subject to certain corporate governance requirements.

Mr. Cohen currently owns approximately 50.2% of the voting power of the Company as a result of his ownership of Common Stock, Series E Preferred Stock and Series F Preferred Stock.

Further, the DGC Family Fintech Trust (the “DGC Trust”), a trust formed by Mr. Cohen, owns 9,880,268 of our Series F Preferred Stock.  Our Series F Preferred Stock votes together with the holders of our Common Stock on all matters, entitling the holders thereof to one vote for every ten shares of Series F Preferred Stock held.  Accordingly, the shares of Series F Preferred Stock held by the DGC Trust entitle the DGC Trust to 988,026 votes on matters presented to holders of our Common Stock.  Although Daniel G. Cohen is neither a trustee nor a named beneficiary of the DGC Trust and does not have any voting or dispositive control of securities held by the DGC Trust, pursuant to the terms of the DGC Trust, Mr. Cohen has the ability to acquire any of the DGC Trust’s assets, including the 9,880,268 units of the membership interests in the Operating LLC held by the DGC Trust (at any time and without the consent of the trustees or beneficiaries of the DGC Trust) by substituting such assets with other property of equivalent value.  Accordingly, Mr. Cohen, at any time, could become the owner of the 9,880,268 membership interests in the Operating LLC currently held by the DGC Trust and, in turn, an additional 25.1% of the voting power of the Company.

As a result of Mr. Cohen’s voting control of the Company, Mr. Cohen has the right to designate all members of our board of directors and his nominees to our board of directors will have the ability to control the appointment of our management, the entering into of mergers, material acquisitions and dispositions and other extraordinary transactions and to influence amendments to our charter, bylaws and other corporate governance documents. So long as Mr. Cohen continues to own a majority of our voting stock, he will have the ability to control the vote in any election of directors and will have the ability to approve or prevent any transaction that requires stockholder approval regardless of whether others believe the transaction are or are not in our best interests. In any of these matters, the interests of Mr. Cohen may differ from or conflict with the interests of our other stockholders. Moreover, this concentration of voting stock ownership may also adversely affect the trading price for our Common Stock to the extent investors perceive disadvantages in owning stock of a company with a controlling stockholder.

In addition, because Mr. Cohen controls a majority of our voting stock, we are a “controlled company” within the meaning of the corporate governance standards of NYSE American. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that a majority of the board of directors consist of independent directors and the requirements that the executive compensation committee and nominating and corporate governance committee each be comprised entirely of independent directors. We may take advantage of certain of these exemptions for as long as we continue to qualify as a “controlled company.” Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NYSE American.

Any future distributions to our stockholders will depend upon certain factors affecting our operating results, some of which are beyond our control.

Our board of directors has not declared cash dividends recently. Any future distributions to our stockholders will depend upon certain factors affecting our operating results, some of which are beyond our control.

Our ability to make cash distributions is based on many factors, including the return on our investments, operating expense levels and certain restrictions imposed by Maryland law. Some of these factors are beyond our control and a change in any such factor could affect our ability to make distributions in the future. We may not be able to make distributions. Our stockholders should rely on increases, if any, in the price of our Common Stock for any return on their investment. Furthermore, we are dependent on distributions from the Operating LLC to be able to make distributions. See the risk factor above titled “We are a holding company whose primary asset is units of membership interest in the Operating LLC and we are dependent on distributions from the Operating LLC to pay taxes and other obligations.”

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

Your percentage ownership in the Company may be diluted in the future because of equity awards that have been, or may be, granted to our directors, officers and employees. We have adopted equity compensation plans that provide for the grant of equity-based awards, including restricted stock, stock options and other equity-based awards to our directors, officers and other employees, advisors and consultants. At December 31, 2019, we had 73,715 shares of restricted stock, 50,000 of restricted units, and 0 stock options outstanding to employees and directors of the Company and there were 306,745 shares available for future awards under our equity compensation plans. Vesting of restricted stock and stock option grants is generally contingent upon performance conditions and/or service conditions. Vesting of those shares of restricted units and stock would dilute the ownership interest of existing stockholders. Equity awards will continue to be a source of compensation for employees and directors.

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

The issuance of the shares of Common Stock upon the redemption, if any, of the issued and outstanding LLC Units may cause substantial dilution to our existing stockholders and may cause the price of our Common Stock to decline.

There are 38,952,715 units of membership interests in the Operating LLC issued and outstanding, including 17,801,275 units of membership interests in the Operating LLC beneficially owned by Daniel G. Cohen. Subject to certain restrictions, pursuant to the Operating LLC Agreement, a holder of units of membership interests in the Operating LLC may cause the Operating LLC to redeem such units at any time for, at the Company’s option, (A) cash or (B) one share of the Company’s Common Stock for every ten units of membership interests in the Operating LLC.  If the outstanding units of membership interests in the Operating LLC are redeemed by the Company for Common Stock, our existing stockholders could be significantly diluted and the price of our Common Stock may decline.

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

The Maryland General Corporation Law (the “MGCL”), and provisions in our charter and bylaws may prevent takeover attempts that could be beneficial to our stockholders.

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

The market price of our Common Stock is subject to significant fluctuations in response to, among other factors:

variations in our operating results and market conditions specific to our business;
changes in financial estimates or recommendations by securities analysts;
the emergence of new competitors or new technologies;
operating and market price performance of other companies that investors deem comparable;
changes in our board or management;
sales or purchases of our Common Stock by insiders;
commencement of, or involvement in, litigation;
changes in governmental regulations; and
general economic conditions and slow or negative growth of related markets.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The following table lists our current leases as of December 31, 2019.

City	Description	Square Feet	Expiration Date	Status (1)
New York, NY	3 Columbus Circle	11,166	2/28/2029	Partially Occupied / Partially Subleased
Philadelphia, PA	2929 Arch Street	9,501	4/30/2021	Partially Occupied / Partially Subleased
Boca Raton, FL	1825 NW Corporate Blvd	9,752	3/31/2021	Partially Occupied / Partially Subleased
Paris, France	3 Rue Du Faubourg	2,368	Monthly	Occupied
Cold Spring Harbor, NY	44 Main Street	1,023	6/4/2020	Occupied
Hunt Valley, MD	201 International Circle	180	Monthly	Occupied
London, England	107 Cheapside	120	4/30/2020	Occupied
Dublin, Ireland	5 Harcourt Road	200	Monthly	Occupied

(1)

For purposes of this table, the term “Partially Occupied / Partially Subleased” means we occupy a portion of the space and sublease the remaining portion to a third-party or third parties; and “Occupied” means we fully utilize the space for our operations.

The properties that we occupy are used either by the Company’s Capital Markets, Asset Management, or Principal Investing segments or all three. We believe that the facilities we occupy are suitable and adequate for our current operations.

ITEM  3.  LEGAL PROCEEDINGS.

The Company’s U.S. broker-dealer subsidiary, J.V.B. Financial Group, LLC is a party to litigation commenced on August 7, 2019, in the Supreme Court of the State of New York under the caption VA Management, LP v. Odeon Capital Group LLC; Janney Montgomery Scott LLC; C&Co/PrinceRidge LLC; and JVB Financial Group LLC.  The plaintiff, VA Management, LP (f/k/a Visium Asset Management, LP) (“Visium”), alleges that the defendants, as third-party broker-dealers, aided and abetted Visium’s portfolio managers’ breaches of their fiduciary duties by assisting in carrying out a fraudulent “mismarking scheme.”  Visium is seeking in excess of $1 billion in damages from the defendants including disgorgement of the compensation paid to Visium’s portfolio managers, restitution of and damages for the investigative and legal fees, administrative wind down costs, and regulatory penalties paid by Visium as a result of the “mismarking scheme,” direct and consequential damages for the destruction of Visium’s business, including lost profits and lost enterprise value, and attorneys’ fees and costs.  JVB filed a motion to dismiss the complaint in lieu of an answer on October 16, 2019.  Visium filed an opposition to JVB’s motion to dismiss on November 15, 2019, and JVB filed a reply brief on November 26, 2019.  Oral argument is scheduled to be heard before Judge Andrew Borrok on April 20, 2020.  The Company intends to defend the action vigorously.

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

Market Information for Our Common Stock and Dividends

The closing price of our Common Stock was $[TBD]on March [TBD], 2020. We had [TBD] shares of Common Stock outstanding held by approximately [TBD] holders of record as of March [TBD], 2020.

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

On August 2, 2019, we announced that our board of directors decided to suspend our quarterly cash dividend.  Any future determination to declare and pay dividends will be made at the discretion of our board of directors, after taking into account a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing our indebtedness.  Going forward, our board of directors will re-assess our capital resources and may or may not determine to reinstate the dividend based on that assessment.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
October 1, 2019 - October 31, 2019	23,000	$10.00	23,000	37,474
November 1, 2019 - November 30, 2019	1,000	$4.50	1,000	37,469
December 1, 2019 - December 31, 2019	-	$-	-	37,469
Total	24,000		24,000

(1)

Dollar amounts in thousands.  On August 3, 2007, our board of directors authorized us to repurchase up to $50 million of our Common Stock from time to time in open market purchases or privately negotiated transactions. The repurchase plan was publicly announced on August 7, 2007.  See note 19 to our consolidated financial statements in this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015.

You should read this selected financial data together with the more detailed information contained in our consolidated financial statements and related notes and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 44.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Revenues
Net trading	$38,172	$29,298	$26,909	$39,105	$31,026
Asset management	7,560	12,536	7,897	8,594	9,682
New issue and advisory	1,831	2,979	6,340	2,982	5,370
Principal transactions and other income	2,103	4,573	6,396	4,667	78
Total revenues	49,666	49,386	47,542	55,348	46,156

Operating expenses
Compensation and benefits	25,972	25,385	22,527	31,132	28,028
Other operating	19,335	20,081	17,364	15,339	19,056
Depreciation and amortization	318	261	249	291	733
Total operating expenses	45,625	45,727	40,140	46,762	47,817
Operating income / (loss)	4,041	3,659	7,402	8,586	(1,661)

Non-operating income / (expense)
Interest expense, net	(7,584)	(8,487)	(6,178)	(4,735)	(3,922)
Income / (loss) from equity method affiliates	(553)	-	-	-	-
Income / (loss) before income taxes	(4,096)	(4,828)	1,224	3,851	(5,583)
Income taxes	(523)	(841)	(1,211)	422	85
Net income / (loss)	(3,573)	(3,987)	2,435	3,429	(5,668)
Less: Net (loss) income attributable to the non-controlling interest	(1,519)	(1,524)	371	1,162	(1,589)
Net income / (loss) attributable to Cohen & Company Inc.	$(2,054)	$(2,463)	$2,064	$2,267	$(4,079)

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(1.81)	$(2.14)	$1.71	$1.86	$(2.76)
Weighted average shares outstanding - basic	1,136,574	1,152,073	1,206,906	1,219,189	1,479,083
Diluted earnings (loss) per common share	$(1.81)	$(2.14)	$1.60	$1.85	$(2.76)
Weighted average shares outstanding - diluted	1,681,173	1,684,482	2,592,254	1,736,002	2,011,492
Cash dividends per share	$0.40	$0.80	$0.80	$0.80	$0.80

Balance Sheet Data:
Total assets	$8,001,624	$8,115,629	$2,401,578	$561,271	$308,415
Debt	48,861	43,536	44,177	29,523	28,535
Redeemable financial instruments	16,983	17,448	16,732	6,000	-
Equity:
Total stockholders' equity	33,319	35,774	39,872	38,782	39,760
Non-controlling interest	15,437	6,664	8,284	7,980	6,416
Total equity	$48,756	$42,438	$48,156	$46,762	$46,176

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

•

Capital Markets:  Our Capital Markets business segment consists primarily of fixed income sales, trading, matched book repo financing, new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs and other forward agency MBS contracts, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We carry out our capital markets activities primarily through our subsidiaries: JVB in the U.S. and CCFL and CCFEL in Europe.

•

Asset Management: Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of December 31, 2019, we had approximately $2.76 billion in AUM of which 79.7%, or $2.20 billion, was in CDOs. A substantial portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

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

•	Incentive management fees earned based on the performance of the certain Investment Vehicles.

Principal Investing:

•	Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value.

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

A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.  We provide investment banking and advisory services in Europe primarily through our subsidiary CCFEL and new issue services in the U.S. through our subsidiary JVB. Currently, our primary source of new issue revenue is from originating assets for our U.S. insurance asset management business and the PriDe funds and managed accounts.

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees. As of December 31, 2019, 79.7% of our existing AUM were CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

Our response to this margin compression has included: (i) building a diversified fixed income trading platform; (ii) acquiring or building out new product lines and expanding existing product lines; (iii) building a hedging execution and funding operation to service mortgage originators; (iv) becoming a full netting member of the FICC enabling us to expand our matched book repo business, and (v) monitoring our fixed costs. Our cost management initiatives are ongoing. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a decline in profitability.

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

Other Business and Transactions

The 2019 Senior Notes

On September 25, 2019, we amended and restated the previously outstanding 2013 Convertible Notes that were scheduled to mature on September 25, 2019.  The material terms and conditions of the 2013 Convertible Notes remained substantially the same, except that (i) the maturity date thereof changed from September 25, 2019 to September 25, 2020; (ii) the conversion feature in the 2013 Convertible Notes was removed; (iii) the interest rate thereunder changed from 8% per annum (9% in the event of certain events of default) to 12% per annum (13% in the event of certain events of default); and (iv) the restrictions regarding prepayment were removed.  The post amendment notes are referred to herein as the “2019 Senior Notes” and the pre-amendment notes are referred to herein as the “2013 Convertible Notes.”  See note 33 to our consolidated financial statements included in this Annual Report on Form 10-K for discussion of the issuance of the 2020 Senior Notes and partial repayment of the 2019 Senior Notes.

Amendments to 2013 Convertible Notes

The original maturity date of the 2013 Convertible Notes was September 25, 2018.  Immediately prior to maturity, the 2013 Convertible Notes were held by three parties.  On September 25, 2018, we fully paid off one holder in the amount of $1,461.  We entered into amendments with the holders of the remaining $6,786 aggregate principal amount of the 2013 Convertible Notes: the Edward E. Cohen IRA and the EBC 2013 Family Trust.  Edward E. Cohen is the benefactor of the Edward E. Cohen IRA and is the father of Daniel G. Cohen, the chairman of our board of directors and the president and chief executive of our European operations and chairman of our board of directors.  Daniel G. Cohen is a trustee of the EBC 2013 Family Trust.  Pursuant to the amendments, (i) the maturity date of each of the 2013 Convertible Notes was extended from September 25, 2018 to September 25, 2019 and (ii) the conversion price under each of the 2013 Convertible Notes was reduced from $30.00 per share of Common Stock to $12.00 per share of Common Stock. See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

ViaNova

In 2018, we formed a new subsidiary, ViaNova, for the purpose of building a RTL business.  RTLs are small balance commercial loans secured by first lien mortgages used by professional investors and real estate developers to finance the purchase and rehabilitation of residential properties.  ViaNova’s business plan includes buying, aggregating, and distributing these loans to produce superior risk-adjusted returns through the pursuit of opportunities overlooked by commercial banks.  To that end, we have hired four professionals and entered into a line of credit with LegacyTexas Bank.  See notes 4, 19, and 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

U.S. Insurance JV

In May 2018, we committed to invest up to $3,000 in a newly formed joint venture (the “U.S. Insurance JV”) with an outside investor that committed to invest approximately $63,000 of equity in the U.S. Insurance JV.  The U.S. Insurance JV was formed for the purposes of investing in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies and is managed by Dekania Capital Management, LLC, a registered investment adviser subsidiary of the Company (“DCM”). We are required to invest 4.5% of the total equity of the U.S. Insurance JV with an absolute limit of $3,000. The U.S. Insurance JV may use leverage to grow its assets. As of December 31, 2019, we had invested $2,642.

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

SPAC Funds

In August 2018, we invested in and became the general partner of a series of newly formed partnerships, the SPAC Funds, for the purposes of investing in the equity securities of SPACs.  Cohen & Company Financial Management, LLC, a registered investment adviser subsidiary of the Company (“CCFM”), is the manager of the SPAC Funds.  As of December 31, 2019, we had invested $646 in the SPAC Funds. We are entitled to a quarterly base management fee based on a percentage of the net asset value of the SPAC Funds and an annual incentive allocation based on the actual returns earned by the SPAC Funds.  See note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

Insurance Acquisition Corporation (the “Insurance SPAC”)

We are the sponsor of the Insurance SPAC, a blank check company seeking to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (each a “Business Combination”).

On March 22, 2019, the Insurance SPAC completed the sale of 15,065,000 units (the “SPAC Units”) in its initial public offering (the “IPO”). Each SPAC Unit consists of one share of the SPAC’s Class A common stock, par value $0.0001 per share (“SPAC Common Stock”), and one-half of one warrant (each, a “SPAC Warrant”), where each whole SPAC Warrant entitles the holder to purchase one share of Common Stock for $11.50 per share. The SPAC Units were sold in the IPO at an offering price of $10.00 per SPAC Unit, for gross proceeds of $150,650 (before underwriting discounts and commissions and offering expenses).  Pursuant to the underwriting agreement in the IPO, the Insurance SPAC granted the underwriters in the IPO (the “Underwriters”) a 45-day option to purchase up to 1,965,000 additional SPAC Units solely to cover over-allotments, if any (the “Over-Allotment Option”); and on March 22, 2019, the Underwriters exercised the Over-Allotment Option in full.  Immediately following the completion of the IPO, there were an aggregate of 20,653,333 shares of SPAC Common Stock issued and outstanding.

If the Insurance SPAC fails to consummate a Business Combination within the first 18 months following the IPO, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets.

We are the manager and a member of each of two entities: Insurance Acquisition Sponsor, LLC and Dioptra Advisors, LLC (together, the “Sponsor Entities”). The Sponsor Entities purchased 375,000 of the Insurance SPAC’s placement units in a private placement that occurred simultaneously with the IPO for an aggregate of $3,750, or $10.00 per placement unit.  Each placement unit consists of one share of SPAC Common Stock and one-half of one warrant (the “Placement Warrant”).  The placement units are identical to the SPAC Units sold in the IPO except (i) the shares of SPAC Common Stock issued as part of the placement units and the Placement Warrants will not be redeemable by the Insurance SPAC, (ii) the Placement Warrants may be exercised by the holders on a cashless basis, (iii) the shares of SPAC Common Stock issued as part of the placement units, together with the Placement Warrants, are entitled to certain registration rights, and (iv) for so long as they are held by the Underwriter, the placement units will not be exercisable more than five years following the effective date of the registration statement filed by the Insurance SPAC in connection with the IPO. Subject to certain limited exceptions, the placement units (including the underlying Placement Warrants and SPAC Common Stock and the shares of SPAC Common Stock issuable upon exercise of the Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination. We have agreed to lend the Insurance SPAC $750 for operating and acquisition related expenses.  No amounts have been lent to date under this facility.

The Sponsor Entities raised $2,550 from third-party investors and the remaining investment in the private placement was made by the Company.  The Company consolidates the Sponsor Entities and treats its investment in the Insurance SPAC as an equity method investment.  The $2,550 raised from third-party investors is treated as non-controlling interest.  See notes 4 and 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Cohen & Company Financial (Europe) Limited

In June 2018, in response to the uncertainty surrounding Brexit, we formed a new subsidiary, CCFEL in Ireland, for the purpose of seeking to become regulated to perform asset management and capital markets activities in Ireland and the European Union.  In April 2019, CCFEL received authorization from the CBI under the European Union (Markets in Financial Instruments) Regulations 2017 to provide investment services in respect of certain financial instruments including transferable securities, money-market instruments, units in collective investment undertakings and various option, futures, swaps, forward rate agreements and other derivative contracts (“Financial Instruments”).  The services for which CCFEL received authorization include the receipt and transmission of orders in relation to Financial Instruments, the execution of orders on behalf of clients, portfolio management, investment advice and investment research, and financial analysis.  In addition, CCFEL applied for approval of a French branch, which approval was granted by the CBI and the branch was authorized by the French regulators in April 2019.  Following authorization of the French Branch of CCFEL, various contracts originally entered into by CCFL were novated to the French Branch of CCFEL.  The novation of contracts was completed on July 1, 2019.

Investment in CK Capital Partners B.V. and AOI

In December 2019, we acquired a 45% interest in CK Capital Partners B.V. (“CK Capital”), a private company incorporated in the Netherlands.  CK Capital provides asset and investment advisory services relating to real estate holdings.  We purchased this interest for $18 (of which $17 was from an entity controlled by our chairman, Daniel G. Cohen.)  In addition, we also acquired a 10% interest in Amersfoort Office Investment I Cooperatief U. A. (“AOI”), a real estate holding company, for $1 and subsequently invested $558.    The investments in AOI and CK Capital Partners are included in equity method investments on the consolidated balance sheets.    See notes 4,12, and 31 to our consolidated financial statements included in this Annual Report on Form 10-K.

Securities Purchase Agreement – Purchase of IMXI shares

On December 30, 2019, we entered into a securities purchase agreement (the “SPA”) with Daniel G. Cohen and the DGC Trust.  In connection with the SPA, we purchased an aggregate of 662,361 shares of International Money Express, Inc. (“IMXI”), an unrelated publicly traded company, from Mr. Cohen and the DGC Trust.  Of the 662,361 shares, 134,317 shares were unrestricted and 528,044 are subject to sale restrictions.  Of the 528,044 restricted shares, 246,021 shares become freely tradeable if IMXI’s share price equals or exceeds $15.00 per share for 20 out of 30 consecutive trading days or upon a change of control of IMXI, and 264,023 shares become freely tradeable if IMXI’s share price equals or exceed $17.00 per share 20 out of 30 consecutive trading days or upon a change of control of IMXI.  IMXI’s share price closed at $11.89 per share on December 31, 2019.  In exchange for the IMXI shares, the Operating LLC issued an aggregate of 22,429,273 newly issued units of membership interests in the Operating LLC to Mr. Cohen and the DGC Trust.  These membership interests represent an equity interest in the Operating LLC.  Pursuant to the Operating Agreement, units of membership interests in the Operating LLC are redeemable and, if redeemed, Cohen & Company Inc. can determine to have the Operating LLC pay cash in exchange for the membership interests or Cohen & Company Inc. may instead issue additional Common Shares on a 1 for 10 basis in exchange for the membership interests.  Therefore, the membership interests in the Operating LLC issued in connection with the SPA may be convertible into an aggregate of up to 2,242,927 Common Shares (subject to certain restrictions set forth in the SPA).  We obtained a third-party valuation of the IMXI shares and determined the value of these shares upon closing of the SPA was $7,779.  We recorded this transaction as an increase in other investments, at fair value of $7,779 and an increase in non-controlling interest of $7,779 in our consolidated financial statements.  In connection with the SPA, Cohen & Company Inc. issued an aggregate of 22,429,541 newly issued shares Series F Preferred Stock to Mr. Cohen and the DGC Trust.  Our Series F Preferred Stock have no economic rights and entitle the holders thereof to vote together with holders of our Common Stock on all matters presented to the such common stockholders, with each holder of Series F Preferred Stock being entitled to one vote for every ten preferred shares held (i.e., the Series F Preferred Stock issued in connection with the SPA entitle the holder to 2,242,927 votes).  The Series F Preferred Stock do not participate in earnings or dividends.

Immediately prior to the effectiveness of the SPA, Cohen & Company Inc. owned 67.8% of the outstanding units of membership interests of the Operating LLC.  Immediately subsequent to the effectiveness of the SPA, Cohen & Company Inc. owned 28.75% of the outstanding units of membership interests of the Operating LLC.  As part of the SPA, Mr. Cohen and the DGC Trust agreed to grant to Cohen & Company Inc. a proxy to vote, at any meeting of the Operating LLC, the number of the units of membership interests owned by Mr. Cohen and the DGC Trust so that Cohen & Company Inc. would have 51.00% of the total votes eligible to vote at such meeting (the “SPA Proxy”).  The actual units of membership interests that are subject to this proxy are determined at any meeting of the Operating LLC that a vote is held as follows:  First, the total number of units of membership interests entitled to vote is determined.  Second, the total number of units of membership interests entitled to vote is multiplied by 51.00% and the total units of membership interests held by Cohen & Company Inc. is subtracted from this amount.  The result represents the total number of units of membership interests owned by Mr. Cohen and the DGC Trust which will be subject to the SPA Proxy and that Cohen & Company Inc. will be entitled to vote.  The number of units of membership interests subject to the proxy is allocated between Mr. Cohen and the DGC Trust on a pro rata allocation.

Therefore, subsequent to the SPA and taking into account the SPA Proxy, Cohen & Company Inc. own 28.75% of the economic interests of the Operating LLC and controls 51.00% of the voting interests of the Operating LLC.  Because Cohen & Company Inc. continues to maintain voting control of the Operating LLC, Cohen & Company Inc. will continue to consolidate the Operating LLC in its consolidated financial statements.  However, earnings shall be allocated to Cohen & Company Inc. and the other members of the Operating LLC based on their respective economic interests.  Accordingly, the non-controlling interest percentage reflected in the consolidated statement of operations will change from 32.22% immediately prior to the effectiveness of the SPA to 71.25% immediately subsequent to the effectiveness of the SPA.

See notes 21 and 31 to our consolidated financial statements included in this Annual Report on Form 10-K.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2019 and 2018.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Year Ended December 31,		Favorable / (Unfavorable)
	2019	2018	$ Change	% Change
Revenues
Net trading	$38,172	$29,298	$8,874	30%
Asset management	7,560	12,536	(4,976)	(40)%
New issue and advisory	1,831	2,979	(1,148)	(39)%
Principal transactions and other income	2,103	4,573	(2,470)	(54)%
Total revenues	49,666	49,386	280	1%

Operating expenses
Compensation and benefits	25,972	25,385	(587)	(2)%
Business development, occupancy, equipment	3,402	2,995	(407)	(14)%
Subscriptions, clearing, and execution	9,682	8,627	(1,055)	(12)%
Professional fee and other operating	6,251	8,459	2,208	26%
Depreciation and amortization	318	261	(57)	(22)%
Total operating expenses	45,625	45,727	102	0%

Operating income / (loss)	4,041	3,659	382	10%

Non-operating income / (expense)

Interest expense, net	(7,584)	(8,487)	903	11%
Income / (loss) from equity method affiliates	(553)	-	(553)	NM
Income / (loss) before income taxes	(4,096)	(4,828)	732	15%
Income tax expense / (benefit)	(523)	(841)	(318)	(38)%
Net income / (loss)	(3,573)	(3,987)	414	10%
Less: Net income (loss) attributable to the non-controlling interest	(1,519)	(1,524)	(5)	0%
Net income / (loss) attributable to Cohen & Company Inc.	$(2,054)	$(2,463)	$409	17%

Revenues

Revenues increased by $280, or 1%, to $49,666 for the year ended December 31, 2019, as compared to $49,386 for the year ended December 31, 2018. As discussed in more detail below, the change was comprised of (i) an increase of $8,874 in net trading revenue; (ii) a decrease of $4,976 in asset management revenue; (iii) a decrease of $1,148 in new issue and advisory revenue; and (iv) a decrease of $2,470 in principal transactions and other income.

Net Trading

Net trading revenue increased by $8,874, or 30%, to $38,172 for the year ended December 31, 2019, as compared to $29,298 for the year ended December 31, 2018.  The following table shows the detail by trading group.

NET TRADING
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	Change
Mortgage	$8,138	$5,249	$2,889
Matched book repo	12,011	4,624	7,387
High yield corporate	5,559	9,538	(3,979)
Investment grade corporate	565	1,918	(1,353)
Wholesale and other	11,899	7,969	3,930
Total	$38,172	$29,298	$8,874

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

Our calculation of AUM may differ from the calculations used by other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to the definitions of AUM that may be used in our management agreements.

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	As of December 31,
	2019	2018	2017
Company sponsored CDOs	$2,197,208	$2,386,614	$3,117,371
Other Investment Vehicles (1)	559,382	465,665	374,511
Assets under management (2)	$2,756,590	$2,852,279	$3,491,882

(1)	Other Investment Vehicles include any Investment Vehicle that is not a Company sponsored CDO.
(2)

In some cases, accounts we manage employ leverage.  In some cases, our fees are based on gross assets while in other cases our fees are based on net assets.  AUM included herein is calculated using either the gross or net assets of each Investment Vehicle based on whichever serves as the basis for calculation of our management fees.

Asset management fees decreased by $4,976, or 40%, to $7,560 for the year ended December 31, 2019, as compared to $12,536 for the year ended December 31, 2018, as discussed in more detail below.

ASSET MANAGEMENT
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	Change
CDOs	$4,028	$7,919	$(3,891)
Other	3,532	4,617	(1,085)
Total	$7,560	$12,536	$(4,976)

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

Asset management revenue from Company-sponsored CDOs decreased by $3,891 to $4,028 for the year ended December 31, 2019, as compared to $7,919 for the year ended December 31, 2018. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	Change
TruPS and insurance company debt - U.S.	$3,113	$6,594	$(3,481)
TruPS and insurance company debt - Europe	369	995	(626)
Broadly syndicated loans - Europe	546	330	216
Total	$4,028	$7,919	$(3,891)

Asset management fees for TruPS and insurance company debt – U.S. declined.  In October 2018, the Alesco II CDO had a successful auction of its assets and liquidated.  During 2018, the Company recorded management fee revenue of $3,211 associated with the Alesco II CDO, which included $2,974 earned upon the successful auction.  The remaining reduction in asset management fees for TruPS and insurance company debt – U.S. was a result of average AUM declining due to principal repayments on the assets in these securitizations.

Asset management fees for TruPS and insurance company debt – Europe declined.  In June 2018, the Dekania Europe I CDO had a successful auction of its assets and liquidated.  During 2018, the Company recorded management fee revenue of $435 associated with the Dekania Europe I CDO.  The remaining reduction in asset management fees for TruPS and insurance company debt – Europe was a result a decline in AUM due to principal repayments on the assets in these securitizations.

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  During August 2019, this CLO liquidated.  Of the revenue earned in 2019, $452 represented fees earned by us upon successful liquidation.  No significant future revenue will be earned related to this management contract.

Other

Other asset management revenue decreased by $1,085 to $3,532 for the year ended December 31, 2019, as compared to $4,617 for the year ended December 31, 2018.  The decrease was primarily due to lower performance fees being earned on managed accounts in 2019 as compared 2018.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $1,148, or 39%, to $1,831 for the year ended December 31, 2019, as compared to $2,979 for the year ended December 31, 2018.

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

Principal Transactions and Other Income

Principal transactions and other income decreased by $2,470 to $2,103 for the year ended December 31, 2019, as compared to $4,573 for the year ended December 31, 2018.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	Change
EuroDekania	$279	$709	$(430)
Currency hedges	51	87	(36)
CLO investments	258	1,456	(1,198)
SPAC equity positions	116	230	(114)
IMXI	172	1,321	(1,149)
U.S. Insurance JV	150	25	125
SPAC Funds	29	(8)	37
Other principal investments	465	5	460
Total principal transactions	1,520	3,825	(2,305)

Star Asia revenue share	-	169	(169)
IIFC revenue share	531	504	27
All other income / (loss)	52	75	(23)
Other income	583	748	(165)

Total principal transactions and other income	$2,103	$4,573	$(2,470)

Principal Transactions

EuroDekania was a company that invested in hybrid capital securities of European companies and we carried our investment at the reported NAV.  Income recognized in each period was the result of changes in the underlying NAV of the fund as well as distributions received.  EuroDekania sold its remaining investments and liquidated in 2019.

Our currency hedge consisted of a Euro forward agreement designed to hedge the currency risk primarily associated with our investment in EuroDekania.  We terminated this hedge during 2019 and do not expect to enter into this hedge going forward.

The CLO investments represent investments in the most junior tranche of certain CLOs.  The average carrying value of our CLO investments for the year ended December 31, 2019 was $2,662 as compared to $11,384 for the year ended December 31, 2018.  These investments are carried at fair value.  See note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for information about how we determine the value of these instruments.

SPAC equity positions represents unrestricted equity investments in publicly traded SPACs.   See note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for information about how we determine the value of these instruments

IMXI represents unrestricted and restricted equity positions of International Money Express, Inc. (NASDAQ: IMXI), a publicly traded company that resulted from the merger of Intermex Holdings, LLC and FinTech Acquisition Corp. II.  See note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for information about how we determine the value of these instruments.  Also see note 4 and 31 to our consolidated financial statements included in this Annual Report on Form 10-K.

The U.S. Insurance JV is a company that invests in debt issued by insurance companies and we carry our investment at its NAV.  Income recognized in each period is the result of changes in the underlying NAV of the fund as well as distributions received. See notes 4 and 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

The SPAC Funds primarily invest in the equity of SPACs and we carry our investment at its reported NAV.  Income recognized in each period is the result of changes in the underlying NAV of the SPAC Funds as well as distributions received. See notes 4 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

Other Income

Other income decreased by $165 to $583 for the year ended December 31, 2019, as compared to $748 for the year ended December 31, 2018.

The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned above certain thresholds.  See discussion of revenue share arrangements in “Item 1 — Business” beginning on page 5.  These arrangements expire, or have expired, as follows:

•	The Star Asia revenue share arrangement terminated during 2018.
•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  Through December 31, 2019, we have earned $2,716 in the aggregate.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses decreased by $102, or 0%, to $45,625 for the year ended December 31, 2019, as compared to $45,727 for the year ended December 31, 2018. As discussed in more detail below, the change was comprised of (i) an increase of $587 in compensation and benefits; (ii) an increase of $407 in business development, occupancy, and equipment; (iii) an increase of $1,055 in subscriptions, clearing, and execution; (iv) a decrease of $2,208 in professional fee and other operating; and (v) an increase of $57 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $587, or 2%, to $25,972 for the year ended December 31, 2019, as compared to $25,385 for the year ended December 31, 2018.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	Change
Cash compensation and benefits	$25,228	$24,762	$466
Equity-based compensation	744	623	121
Total	$25,972	$25,385	$587

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $466 to $25,228 for the year ended December 31, 2019, as compared to $24,762 for the year ended December 31, 2018.  Our headcount increased to 94 as of December 31, 2019 from 88 as of December 31, 2018.  Cash compensation increased primarily due to an increase in incentive compensation related to the increase in net trading revenue.

Equity-based compensation increased by $121 to $744 for the year ended December 31, 2019, as compared to $623 for the year ended December 31, 2018.   The increase was a result of a higher level of grants in 2019 as compared to 2018.  See note 22 to our consolidated financial statements included in this Annual Report on Form 10-K.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $407, or 14%, to $3,402 for the year ended December 31, 2019, as compared to $2,995 for the year ended December 31, 2018. The increase was comprised of an increase in business development of $148 and an increase in occupancy and equipment of $259.  Occupancy and equipment increased primarily due to our entry into a new office lease for office space in New York City, which commenced in August 2018.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $1,055, or 12%, to $9,682 for the year ended December 31, 2019, as compared to $8,627 for the year ended December 31, 2018.  The increase was due to increases of $326 in subscriptions and $729 in clearing and execution.  The increase in clearing and execution was due to increased trading volume.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses decreased by $2,208, or 26%, to $6,251 for the year ended December 31, 2019, as compared to $8,459 for the year ended December 31, 2018. The decrease was due to decreases of $2,098 in professional fees and $110 in other operating expense.  The professional fee decrease was primarily the result of a reduction in consulting costs related to new issue revenue incurred in 2019 as compared to 2018 due to less new issue revenue earned in 2019.  In addition, in 2018, we incurred sub-advisory fees in connection with the successful auction of the Alesco II CDO managed by DCM.   No CDOs were the subject of a successful auction during 2019.

Depreciation and Amortization

Depreciation and amortization increased by $57, or 22%, to $318 for the year ended December 31, 2019, as compared to $261 for the year ended December 31, 2018.  The increase was the result of additional leasehold improvements during 2019.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $903, or 11%, to $7,584 for the year ended December 31, 2019, as compared to $8,487 for the year ended December 31, 2018.

INTEREST EXPENSE
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	Change
Junior subordinated notes	$3,457	$3,499	$(42)
2013 Convertible Notes / 2019 Senior Notes	615	752	(137)
2017 Convertible Note	1,472	1,445	27
2018 FT LOC	365	270	95
Redeemable Financial Instrument - DGC Trust / CBF	1,166	587	579
Redeemable Financial Instrument - JKD Capital Partners I LTD	699	1,968	(1,269)
Redeemable Financial Instrument - ViaNova Capital Group, LLC	(190)	(34)	(156)
	$7,584	$8,487	$(903)

See notes 19  and 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) was ($523) for the year ended December 31, 2019, as compared to ($841) for the year ended December 31, 2018.

The tax benefit recognized in 2019 was comprised of a deferred tax benefit of $678 partially offset by current tax expense of $155.  The current tax expense incurred in 2019 was primarily the result of foreign income tax.  The deferred tax benefit was a U.S. tax benefit, which was the result of the net loss incurred by us in 2019.  This net loss provides additional net operating loss (“NOL”) carryforwards which can be recognized as a benefit to the extent such NOLs can scheduled against our deferred tax liability reversal.

The tax benefit recognized in 2018 was comprised of a current tax benefit of $3 and a deferred tax benefit of $838.  The deferred tax benefit was a U.S. tax benefit which was the result of the net loss incurred by us in 2018.  This net loss provides additional NOL carryforwards that can be recognized as a benefit to the extent such NOLs can scheduled against our deferred tax liability reversal.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the years ended December 31, 2019 and 2018 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated but not wholly owned by the Operating LLC.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2019

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$(3,543)	$(553)	$(4,096)	$-	$(4,096)
Income tax expense / (benefit)	-	-	157	(680)	(523)
Net income / (loss) after tax	(3,543)	(553)	(4,253)	680	(3,573)
Other consolidated subsidiary non-controlling interest	-	(288)	(288)
Net income / (loss) attributable to the Operating LLC	(3,543)	(265)	(3,965)
Average effective Operating LLC non-controlling interest % (1)			28.94%
Operating LLC non-controlling interest			$(1,231)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2018

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$(4,828)	$-	$(4,828)	$-	$(4,828)
Income tax expense / (benefit)	-	-	25	(866)	(841)
Net income / (loss) after tax	(4,828)	-	(4,853)	866	(3,987)
Other consolidated subsidiary non-controlling interest	-	-	-
Net income / (loss) attributable to the Operating LLC	(4,828)	-	(4,853)
Average effective Operating LLC non-controlling interest % (1)			31.40%
Operating LLC non-controlling interest			$(1,524)

(1)

Non-controlling interest is recorded on a monthly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages. The non-controlling interest percentage changed to 72.25% effective December 30, 2019.  This change did not have a significant impact the average for the year ended December 31, 2019,  but we expect it to have a much greater impact going forward.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2018 and 2017.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Year Ended December 31,		Favorable / (Unfavorable)
	2018	2017	$ Change	% Change
Revenues
Net trading	$29,298	$26,909	$2,389	9%
Asset management	12,536	7,897	4,639	59%
New issue and advisory	2,979	6,340	(3,361)	(53)%
Principal transactions and other income	4,573	6,396	(1,823)	(29)%
Total revenues	49,386	47,542	1,844	4%

Operating expenses
Compensation and benefits	25,385	22,527	(2,858)	(13)%
Business development, occupancy, equipment	2,995	2,723	(272)	(10)%
Subscriptions, clearing, and execution	8,627	7,296	(1,331)	(18)%
Professional fee and other operating	8,459	7,345	(1,114)	(15)%
Depreciation and amortization	261	249	(12)	(5)%
Total operating expenses	45,727	40,140	(5,587)	(14)%

Operating income / (loss)	3,659	7,402	(3,743)	(51)%

Non-operating income / (expense)

Interest expense, net	(8,487)	(6,178)	(2,309)	(37)%
Income / (loss) from equity method affiliates	-	-	-	NM
Income / (loss) before income taxes	(4,828)	1,224	(6,052)	(494)%
Income tax expense / (benefit)	(841)	(1,211)	(370)	(31)%
Net income / (loss)	(3,987)	2,435	(6,422)	(264)%
Less: Net income (loss) attributable to the non-controlling interest	(1,524)	371	1,895	511%
Net income / (loss) attributable to Cohen & Company Inc.	$(2,463)	$2,064	$(4,527)	(219)%

Revenues

Revenues increased by $1,844, or 4%, to $49,386 for the year ended December 31, 2018, as compared to $47,542 for the year ended December 31, 2017. As discussed in more detail below, the change was comprised of (i) an increase of $2,389 in net trading revenue; (ii) an increase of $4,639 in asset management revenue; (iii) a decrease of $3,361 in new issue and advisory revenue; and (iv) a decrease of $1,823 in principal transactions and other income.

Net Trading

Net trading revenue increased by $2,389, or 9%, to $29,298 for the year ended December 31, 2018, as compared to $26,909 for the year ended December 31, 2017.    The following table shows the detail by trading group.

NET TRADING
(Dollars in Thousands)

	For the Year Ended December 31,
	2018	2017	Change
Mortgage	$5,249	$7,628	$(2,379)
Matched book repo	4,624	3,789	835
High yield corporate	9,538	5,134	4,404
Investment grade corporate	1,918	889	1,029
Wholesale and other	7,969	9,469	(1,500)
Total	$29,298	$26,909	$2,389

Our net trading revenue includes unrealized gains on our trading investments as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized during any year may not be indicative of future results. Furthermore, from time to time, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB valuation hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 8 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K. The fair value estimates determined by us may not be indicative of the final sale price at which these assets may be sold.

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

	For the Year Ended December 31,
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

	For the Year Ended December 31,
	2018	2017	Change
TruPS and insurance company debt - U.S.	$6,594	$3,871	$2,723
TruPS and insurance company debt - Europe	995	1,462	(467)
Broadly syndicated loans - Europe	330	515	(185)
Total	$7,919	$5,848	$2,071

Asset management fees for TruPS and insurance company debt – U.S. increased primarily because the Alesco II CDO successfully auctioned off its assets and liquidated.  As a result of the successful auction, our deferred subordinated management fees were paid.  As a result, we recorded revenue of $2,997 and related professional fees and other expense of $999 in 2018.  The total revenue earned on this CDO was $3,211 and $304 for the years ended December 31, 2018, and 2017, respectively.  We will no longer earn any revenue in the future from this securitization.  Except as set forth above, asset management fees for TruPS and insurance company debt – U.S.  declined as compared to 2017 because AUM declined primarily due to principal repayments on the assets of these securitizations.

In 2018, asset management fees for TruPS and insurance company debt – Europe was impacted by the successful auction and liquidation of Dekania Europe 1.  As a result of the successful auction, our deferred subordinated management fees were paid as well as other one-time fees associated with termination.  The total revenue earned on this CDO was $434 and $592 for the years ended December 31, 2018 and 2017, respectively.  In addition to this decrease, we experienced a decline in revenues earned from the remaining CDOs primarily due to principal payments on the assets in these securitizations.

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

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	For the Year Ended December 31,
	2018	2017	Change
EuroDekania	$709	$120	$589
Currency hedges	87	(143)	230
CLO investments	1,456	1,058	398
SPAC equity positions	1,551	-	1,551
U.S. Insurance JV	25	-	25
SPAC Funds	(8)	-	(8)
Other principal investments	5	(225)	230
Total principal transactions	3,825	810	3,015

Alesco X-XVII revenue share	-	1,776	(1,776)
Star Asia revenue share	169	3,289	(3,120)
IIFC revenue share	504	549	(45)
All other income / (loss)	75	(28)	103
Other income	748	5,586	(4,838)

Total principal transactions and other income	$4,573	$6,396	$(1,823)

Principal Transactions

EuroDekania was an investment company and we carried our investment at the NAV of the fund.  Income recognized in each period was the result of changes in the underlying NAV of the fund as well as distributions received.  Our investment in EuroDekania was denominated in Euros.  We sometimes hedged this exposure (as described in greater detail below).  EuroDekania was liquidated in 2019.

Our currency hedge consisted of a Euro forward agreement designed to hedge the currency risk primarily associated with our investment in EuroDekania.

Our CLO investments represented investments in the most junior tranche of certain CLOs.  The average carrying value of our CLO investments for the year ended December 31, 2018 was $11,384, as compared to $5,289 for the year ended December 31, 2017.  See note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for information about how we determine the value of these instruments.

Equity securities represented unrestricted and restricted equity investments in publicly traded corporations   See note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for information about how we determine the value of these instruments.

The SPAC Funds are investment companies and we carry our investment at the NAV of the funds.  Income recognized in each period is a result of changes in the underlying NAV of the SPAC Funds as well as distributions received. See note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

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
•

The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  Through December 31, 2018, we had earned $2,185 in the aggregate.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

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

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $2,967 to $24,762 for the year ended December 31, 2018, as compared to $21,795 for the year ended December 31, 2017.  Our headcount remained the same at 88 as of December 31, 2018 and 2017.  Cash compensation increased primarily due to an increase in incentive compensation related to increases in net trading and asset management revenues.

Equity-based compensation decreased by $109 to $623 for the year ended December 31, 2018, as compared to $732 for the year ended December 31, 2017.   The decline was the result of there being no restricted stock grants to the board of directors during 2018.  There were grants to the board of directors during 2017.  See note 22 to our consolidated financial statements included in this Annual Report on Form 10-K.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $272, or 10%, to $2,995 for the year ended December 31, 2018, as compared to $2,723 for the year ended December 31, 2017. This increase was comprised of an increase of $97 in business development and an increase in occupancy and equipment of $175.  Occupancy and equipment increased primarily due to our entry into a new office lease for office space in New York City, which commenced in August 2018.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $1,331, or 18%, to $8,627 for the year ended December 31, 2018, as compared to $7,296 for the year ended December 31, 2017. This increase was comprised of increases in subscriptions of $457 and clearing and execution of $874.  The subscriptions increase was primarily the result of increases in Bloomberg licensing charges and new subscriptions to support the ViaNova business.  The increase in clearing and execution was due to increased trading volume and a full year of operation in 2018 for our GCF matched repo business.

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

INTEREST EXPENSE
(Dollars in Thousands)

	For the Year Ended December 31,
	2018	2017	Change
Junior subordinated notes	$3,499	$3,293	$206
2013 Convertible Notes / 2019 Senior Notes	752	811	(59)
2017 Convertible Note	1,445	1,154	291
2018 FT LOC	270	-	270
Redeemable Financial Instrument - DGC Trust / CBF	587	89	498
Redeemable Financial Instrument - JKD Capital Partners I LTD	1,968	831	1,137
Redeemable Financial Instrument - ViaNova Capital Group, LLC	(34)	-	(34)
	$8,487	$6,178	$2,309

See notes 19 and 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income Tax Expense / (Benefit)

Income tax expense / (benefit) was $(841) for the year ended December 31, 2018, as compared to income tax expense / (benefit) of $(1,211) for the year ended December 31, 2017.  The tax benefit recognized in 2018 was comprised of a current tax benefit of $4 and a deferred tax benefit of $837.  The deferred tax benefit recognized in 2018 was the result of the net loss incurred by us in 2018.  This net loss provided additional NOL carryforwards that can be recognized as a benefit to the extent such carryforwards can be scheduled against our deferred tax liability reversal.  The tax benefit recognized in 2017 was comprised of $1,279 of deferred tax benefit, partially offset by $68 of current tax expense.  The deferred tax benefit recognized in 2017 was primarily the result of the Tax Cuts and Jobs Act of 2017 (the “TCJA”). Among other things, the TCJA reduced the corporate tax rate from 35% to 21%.  As a result, we revalued our deferred tax liability and recognized a one-time tax deferred income tax benefit.

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

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2018

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$(4,828)	$-	$(4,828)	$-	$(4,828)
Income tax expense / (benefit)	-	-	25	(866)	(841)
Net income / (loss) after tax	(4,828)	-	(4,853)	866	(3,987)
Other consolidated subsidiary non-controlling interest	-	-	-
Net income / (loss) attributable to the Operating LLC	(4,828)	-	(4,853)
Average effective Operating LLC non-controlling interest % (1)			31.40%
Operating LLC non-controlling interest			$(1,524)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2017

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$1,224	$-	$1,224	$-	$1,224
Income tax expense / (benefit)	-	-	18	(1,229)	(1,211)
Net income / (loss) after tax	1,224	-	1,206	1,229	2,435
Other consolidated subsidiary non-controlling interest	-	-	-
Net income / (loss) attributable to the Operating LLC	1,224	-	1,206
Average effective Operating LLC non-controlling interest % (1)			30.76%
Operating LLC non-controlling interest			$371

(1)

Non-controlling interest is recorded on a monthly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay debt borrowings, make interest payments on outstanding borrowings, fund investments, and support other general business purposes. In addition, our U.S., European, and United Kingdom broker-dealer subsidiaries are subject to certain regulatory requirements to maintain minimum levels of net capital. Historically, our primary sources of funds have been our operating activities and general corporate borrowings. In addition, our trading operations have generally been financed by the use of collateralized securities financing arrangements as well as margin loans. In recent years, we have engaged in a number of capital raising transactions with Daniel G. Cohen, Chairman of the Board and President and Chief Executive of European operations, and/or persons or entities controlled by or close to Mr. Cohen because the terms of such transactions have been more favorable than terms available from unrelated third parties.  Our ability to fund losses or expand our business operations on favorable terms in the future may depend on our continued ability to raise capital from Mr. Cohen and/or such persons and entities.

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through a distribution or a loan. CCFL is regulated by the

Financial Conduct Authority (“FCA”) and CCFEL is regulated by the CBI and both must maintain certain minimum levels of capital. See note 25 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

On August 2, 2019, our board of directors announced that we have decided to suspend our quarterly cash dividend.  We currently intend to use the related annual cash savings to invest in new business initiatives and improve our financial position. Any future determination to declare and pay dividends will be made at the discretion of our board of directors, after taking into account a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing our indebtedness.  Going forward, the board of directors will re-assess our capital resources and may or may not determine to reinstate the dividend based on that assessment.

Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon payment of dividends to our stockholders.

Since March 17, 2016, we entered into two letter agreements (together, the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (the “Agent”).   The most recent letter agreement provided for the Agent to purchase up to an aggregate maximum of $2,000 of Common Stock and was in effect until March 19, 2019.  It expired on that date and we did not enter into a new letter agreement.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may have been made in public and private transactions and were required to comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan was designed to comply with Rule 10b5-1 under the Exchange Act.

During the year ended December 31, 2019, we repurchased 7,890 shares in the open market under the 10b5-1 Plan for a total purchase price of $65.  During the year ended December 31, 2018, we repurchased 57,526 shares in the open market under the 10b5-1 Plan for a total purchase price of $594.  During the year ended December 31, 2017, we repurchased 15,270 shares in the open market under the 10b5-1 Plan for a total purchase price of $149.

In addition to purchases made under the 10b5-1 plan, we made the following repurchases in privately negotiated transactions  during the years ended December 31, 2019, 2018, and 2017:

•	During the fourth quarter of 2019, we purchased 23,000 shares of Common Stock for $230 or $10.00 per share from a former member of the board of directors.
•	During the fourth quarter of 2019, we purchased 1,000 shares of Common Stock for $5 or $4.50 per share from the Company’s chief financial officer.
•	During the third quarter of 2018, we purchased 17,555 shares of Common Stock for $176 or $10.00 per share from a current member of the board of directors.
•	During the second quarter of 2017, we purchased 2,774 shares of Common Stock for an aggregate purchase price of $33 or $12.00 per share from an employee of the Company.
•

During the fourth quarter of 2017, we purchased 27,346 shares of Common Stock for an aggregate purchase price of $273 or $10.00 per share from a former member of the board of directors, who was a director at the time of purchase.

•

During the fourth quarter of 2017, we purchased 11,177 shares of Common Stock from an unrelated third-party in a privately negotiated transaction for an aggregate purchase price of $112 or $10.00 per share.

All of the repurchases noted above were completed using cash on hand.

During the years ended December 31, 2019, 2018, and 2017, we had the following other significant financing transactions.  See notes 19 and 20 in our consolidated financial statements included in our Annual Report on Form 10-K:

•	During 2019:
o	We amended and restructured the 2018 FT LOC and issued a new subordinated revolving note, the 2019 FT Revolver. We have not borrowed under the 2018 FT LOC or the 2019 FT LOC.
o

We amended the previously outstanding 2013 Convertible Notes, extending the maturity date from September 25, 2019 to September 25, 2020, increasing the interest rate from 8% to 12%, and removing the conversion feature.  The post amendment notes are referred to as the 2019 Senior Notes.

o	We began periodic draws on the LegacyTexas Credit Facility of which $4,777 remained outstanding as of December 31, 2019.
o

We raised an additional $1,268 from redeemable financial instruments via an additional investment by JKD Capital Partners I on January 9, 2019.  On March 6, 2019, the agreement was amended to change the definition of Investment Return (as defined in the agreement).

o

Effective October 1, 2019, the DGC Trust / CBF redeemable financial instruments were amended and restated.  The definition of Investment Return (as defined in the agreements) was modified in both the DGC Trust and CBF agreements.  The Investment Amount was reduced by $1,500 in the CBF agreement and the Company made a $1,500 one-time payment to CBF.

o	The Sponsor Entities raised $2,550 from equity investors, which is recorded as non-controlling interest in our consolidated financial statements.
o

The Company entered into the SPA with Daniel G. Cohen and DGC Trust effective December 30, 2019.  This transaction combined with the related issuance of series F preferred stock resulted in an increases in non-controlling interest of $7,779 and an increase in preferred stock of $22.  See note 4 and 31 to our consolidated financial statements included in this Annual Report on Form 10-K.

•	During 2018:
o	We entered into the 2018 FT LOC credit facility with Fifth Third Bank (“FT Financial”). Nothing has been drawn on this facility to date.
o	We repaid $1,461 of the 2013 Convertible Notes and extended the maturity of the remaining $6,786 outstanding 2013 Convertible Notes from September 25, 2018 to September 25, 2019.
o	We raised $500 in proceeds from redeemable financial instruments related to ViaNova.
o	We entered into a credit facility with LegacyTexas Bank (the “LegacyTexas Credit Facility”) related to our ViaNova business line, which provides for draws up to $12,500.
•	During 2017:
o	We issued the 2017 Convertible Note in an aggregate principal amount of $15,000 to the DGC Trust.
o

We raised $11,000 in proceeds from redeemable financial instruments: $10,000 by issuing redeemable financial instruments to CBF and the DGC Trust; and, $1,000 in additional proceeds from the already issued redeemable financial instrument to JKD Capital Partners I LTD.

Cash Flows

We have seven primary uses for capital:

(1) To fund the operations of our Capital Markets business segment. Our Capital Markets business segment utilizes capital (i) to fund securities inventory to facilitate client trading activities; (ii) for risk trading for our own account; (iii) to fund our collateralized securities lending activities; (iv) for temporary capital needs associated with underwriting activities; (v) to fund business expansion into existing or new product lines including additional capital dedicated to our mortgage group as well as our matched book repo business; and (vi) to fund any operating losses incurred.

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

(5) To fund potential dividends and distributions. During the third quarter of 2010 and for each subsequent quarter through March 31, 2019, the board of directors declared a dividend. A pro rata distribution was paid to the other members of the Operating LLC upon the payment of any dividends to our stockholders.

(6) To fund potential repurchases of Common Stock.  We have opportunistically repurchased Common Stock in private transactions as well through the 10b5-1 Plan.  See note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

(7) To pay off debt as it matures. We have indebtedness that must be repaid as it matures. See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of December 31, 2019, and December 31, 2018, we maintained cash and cash equivalents of $8,304 and $14,106, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities	$(15,463)	$(6,999)	$(11,916)
Cash flow from investing activities	3,734	2,156	(3,896)
Cash flow from financing activities	5,936	(3,722)	23,118
Effect of exchange rate on cash	(9)	(262)	411
Net cash flow	(5,802)	(8,827)	7,717
Cash and cash equivalents, beginning	14,106	22,933	15,216
Cash and cash equivalents, ending	$8,304	$14,106	$22,933

See the statements of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

2019 Cash Flows

As of December 31, 2019, our cash and cash equivalents were $8,304, representing a decrease of $5,802 from December 31, 2018. The decrease was attributable to the cash used by operating activities of $15,463, the cash provided by investing activities of $3,734, the cash provided in financing activities of $5,936, and the decrease in cash resulting from a change in exchange rates of $9.

The cash used by operating activities of $15,463 was comprised of (a) net cash outflows of $32,007 related to working capital fluctuations; (b) net cash inflows of  $19,458 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, receivables under resale agreements, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) net cash outflows from other earnings items of $2,914 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses on other investments, income / (loss) from equity method affiliates, equity based compensation, depreciation, and amortization).

The cash provided by investing activities of $3,734 was comprised of (a) $10,114 of sales and returns of principal from other investments, at fair value, partially offset by (b) $4,352 of cash used to invest in an equity method affiliate (see note 12 to our consolidated financial statements included in this Annual Report on Form 10-K), (c) $101 of cash used to purchase furniture, fixtures, and equipment, and (d) $1,927 of cash used to purchase other investments, at fair value.

The cash provided in financing activities of $5,936 was comprised of (a) $1,268 of proceeds from redeemable financing instrument (see note 19 to our consolidated financial statements included in this Annual Report on Form 10-K); (b) $4,777 in proceeds from net draws on the LegacyTexas Credit Facility (see note 20 to our consolidated financial statements included in this Annual Report on Form 10-K); (c) $2,550 in proceeds from the issuance of non-controlling interests); partially offset by (d) $1,500 of cash used for the partial redemption of a  redeemable financial instrument (see note 19 to our consolidated financial statements included in this Annual Report on Form 10-K); (e) $128 of cash used to net settle equity awards; (f) $299 of cash used to purchase and retire Common Stock, (g) $213 of cash used for distributions to the non-controlling interests of the Operating LLC; and (h) $519 of cash used to pay Common Stock dividends.

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

The cash used by operating activities of $6,999 was comprised of (a) net cash outflows of $2,896 related to working capital fluctuations; (b) net cash inflows of  $2,219 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, receivables from resale agreements, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) net cash outflows from other earnings items of $6,322 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses on other investments, equity based compensation, depreciation, and amortization).

The cash provided by investing activities of $2,156 was comprised of (a) $30,023 of sales and returns of principal from other investments, at fair value, partially offset by (b) $1,002 of cash used to purchase furniture, fixtures, and equipment, and (c) $26,865 of cash used to purchase other investments, at fair value.

The cash used in financing activities of $3,722 was comprised of (a) $1,461 of cash used to repay a portion of the 2013 Convertible Notes (see note 20 to our consolidated financial statements in this Annual Report on Form 10-K); (b) $525 of payment of debt issuance costs; (c) $75 of cash used to net settle equity awards; (d) $769 of cash used to repurchase and retire Common Stock; (e) $426 of distributions to the non-controlling interests of the Operating LLC; (f) $966 of dividends to our stockholders. partially offset by (g) $500 of cash proceeds from redeemable financial instruments (see note 19 to our consolidated financial statements in this Annual Report on Form 10-K).

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

The cash used by operating activities of $11,916 was comprised of (a) net cash inflows of $3,659 related to working capital fluctuations; (b) net cash outflows of  $18,224 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, receivables from resales agreements, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) net cash inflows from other earnings items of $2,649 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses on other investments, equity based compensation, depreciation, and amortization).

The cash used by investing activities of $3,896 was comprised of (a) $7,155 of cash used to purchase other investments, at fair value; (b) $143 of cash used to purchase furniture, equipment, and leasehold improvements; partially offset by (c) $3,402 of cash provided by sales and returns of principal of other investments, at fair value.

The cash provided in financing activities of $23,118 was comprised of (a) $11,000 in proceeds from the issuance of the redeemable financial instrument (see note 20 to our consolidated financial statements included in this Annual Report on Form 10-K); (b) $15,000 in proceeds from issuance of the 2017 Convertible Note (see note 20 to our consolidated financial statements included in this Annual Report on Form 10-K); partially offset by (c) $800 in cash used to pay issuance and financing costs; (d) $100 in cash used to net settle equity awards; (e) $572 in repurchases of our Common Stock; (f) $985 of dividends to our stockholders; and (g) $425 of distributions to the non-controlling interests of the Operating LLC.

Regulatory Capital Requirements

We have three subsidiaries that are licensed securities dealers: JVB in the U.S., CCFL in the United Kingdom, and CCFEL in Ireland. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. Our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA and our Ireland-based subsidiary, CCFEL, is subject to the regulatory supervision and requirements of the CBI.  The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at December 31, 2019 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)
U.S.	$565
Europe	1,130
Total	$1,695

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at December 31, 2019 total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $61,610. See note 25 to our consolidated financial statements included in this Annual Report on Form 10-K.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Securities Financing

We maintain repurchase agreements with various third-party financial institutions. There is no maximum limit as to the amount of securities that may be transferred pursuant to these agreements, and transactions are approved on a case-by-case basis. The repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in standard master repurchase agreements. The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contain events of default were we to breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, however, no assurance can be given that we will be able to satisfy requests from our counterparties to post additional collateral in the future. See note 11 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Our clearing brokers provide securities financing arrangements including margin arrangements and securities borrowing and lending arrangements. These arrangements generally require us to transfer additional securities or cash to the clearing broker in the event the value of the securities then held by the clearing broker in the margin account falls below specified levels and contain events of default were we to breach our obligations under such agreements.

An event of default under the clearing agreement would give the counterparty the option to terminate the clearing arrangement. Any amounts owed to the clearing broker would be immediately due and payable. These obligations are recourse to us. Furthermore, a termination of any of our clearing arrangements would result in a significant disruption to our business and would have a significant negative impact on our dealings and relationship with our customers.

The following table presents our period end balance, average monthly balance, and maximum balance at any month end for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Twelve Months Ended December 31, 2019	For the Twelve Months Ended December 31, 2018
Receivables under resale agreements
Period end	$7,500,002	$7,632,230
Monthly average	6,458,757	4,492,390
Maximum month end	7,500,002	7,632,230
Securities sold under agreements to repurchase
Period end	$7,534,443	$7,671,764
Monthly average	6,501,691	4,531,355
Maximum month end	7,534,443	7,671,764

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

Debt Financing

The following table summarizes our long-term indebtedness and other financing outstanding. See note 20 to our consolidated financial statements in our Annual Report on Form 10-K for more information.

DETAIL OF DEBT
(Dollars in Thousands)

	As of December 31,
Description	2019	2018	Interest Rate Terms	Interest (4)	Maturity
Non-convertible debt:
12.00% senior notes (the "2019 Senior Notes")	$6,786	$-	Fixed	12.00%	September 2020 (1)
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	15,000	15,000	Fixed	8.00%	March 2022 (2)
8.00% convertible senior notes (the "2013 Convertible Notes")	-	6,786	Fixed	8.00%	September 2019 (1)
Less unamortized debt issuance costs	(703)	(974)
	14,297	20,812
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	5.94% %	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	6.11% %	March 2035
Less unamortized discount	(25,124)	(25,401)
	23,001	22,724

FT Financial Bank, N.A. Credit Facility	-	-	Variable	N/A	April 2021

LegacyTexas Credit Facility	4,777	-	Variable	N/A	April 2020
Total	$48,861	$43,536

(1)

On September 25, 2019, we amended and restated the previously outstanding 2013 Convertible Notes, which were scheduled to mature September 25, 2019.  The material terms and conditions of the 2013 Convertible Notes remained substantially the same, except that (i) the maturity date thereof changed from September 25, 2019 to September 25, 2020; (ii) the conversion feature in the 2013 Convertible Notes was removed; (iii) the interest rate thereunder changed from 8% per annum (9% in the event of certain events of default) to 12% per annum (13% in the event of certain events of default); and (iv) the restrictions regarding prepayment were removed.  The post-amendment notes are referred to herein as the “2019 Senior Notes” and the pre-amendment notes are referred to herein as the “2013 Convertible Notes.”

(2)

The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount at any time prior to maturity into units of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of the membership interests of Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of Common Stock on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units of membership interests and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.

(3)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are variable interest entities (“VIEs”) and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of December 31, 2019 on a combined basis is 15.04% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(4)	Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

As of December 31, 2019, we have the following sources of financing, which we account for as redeemable financial instruments.  See note 19 to our consolidated financial statements included in this Annual Report on Form 10-K

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in thousands)

	As of December 31, 2019	As of December 31, 2018
JKD Capital Partners I LTD	$7,957	$6,732
DGC Trust / CBF	8,500	10,000
ViaNova Capital Group, LLC	526	716
Total	$16,983	$17,448

Off-Balance Sheet Arrangements

Other than as described in note 10 (derivative financial instruments) and note 18 (variable interest entities) to our consolidated financial statements included in this Annual Report on Form 10-K, there were no material off balance sheet arrangements as of December 31, 2019.

Contractual Obligations

The table below summarizes our significant contractual obligations as of December 31, 2019 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Also, we have assumed that the 2017 Convertible Note is not converted prior to maturity.  Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements.  In addition, amortization of discount on debt is excluded.

CONTRACTUAL OBLIGATIONS
December 31, 2019
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$9,338	$1,353	$1,958	$1,933	$4,094
Maturity of 2019 Senior Notes	6,786	6,786	-	-	-
Interest on 2019 Senor Notes	596	596	-	-	-
Maturity of 2017 Convertible Note (1)	15,000	-	15,000	-	-
Interest on 2017 Convertible Note (1)	2,933	1,204	1,729	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	48,267	2,891	5,783	8,674	30,919
Redeemable Financial Instrument - JKD Capital Partners 1 (3)	7,957	7,957	-	-	-
Redeemable Financial Instrument - DGC Family Fintech Trust / CBF (3)	8,500	8,500	-	-	-
Redeemable Financial Instrument - ViaNova (3)	526	526	-	-	-
Minimum variable payment due on Redeemable Financial Instruments (4)	239	239	-	-	-
Other Operating Obligations (5)	4,659	2,297	1,889	473	-
	$152,926	$32,349	$26,359	$11,080	$83,138

(1)	Assumes the 2017 Convertible Note is not converted prior to maturity.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 5.94% (based on a 90-day LIBOR rate in effect as of December 31, 2019 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 6.11% (based on a 90-day LIBOR rate in effect as of December 31, 2019 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

See note 33 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of partial repayment of 2019 Senior Notes in 2020.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results in our consolidated financial statements. Our industry is subject to a number of highly complex accounting rules and requirements many of which place heavy burdens on management to make judgments relating to our business. We encourage readers of this Form 10-K to read all of our critical accounting policies, which are included in note 3 to our consolidated financial statements included herein for a full understanding of these issues and how the financial statements are impacted by these judgments. Certain of these policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

How we determine fair value for securities

We account for our investment securities at fair value under various accounting literature, including Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments — Debt and Equity Securities (“ASC 320”), pertaining to investments in debt and equity securities and the fair value option of financial instruments in ASC 825, Financial Instruments (“ASC 825”). We also account for certain assets at fair value under the applicable industry guidance, namely FASB ASC 946, Financial Services-Investment Companies (“ASC 946”).

The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations from third-party pricing services, or, when independent broker quotations or market price quotations from third-party pricing services are unavailable, valuation models prepared by management. These models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange.

We adopted the fair value measurement provisions in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), applicable to financial assets and financial liabilities effective January 1, 2008. ASC 820 defines fair value as the price that would be received to sell the asset or paid to transfer the liability between market participants at the measurement date (“exit price”). An exit price valuation will include margins for risk even if they are not observable. In accordance with ASC 820, we categorize our financial instruments, based on the priority of the inputs to the valuation technique, into a three-level valuation hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the hierarchy under ASC 820 are described below.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the valuation hierarchy. In such cases, the level of the valuation hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

How we determine fair value for investments in investment funds and similar vehicles

A portion of our other investments, at fair value represents investments in investment funds and other non-publicly traded entities that have the attributes of investment companies as described in ASC 946-15-2. We estimate the fair value of these entities using the reported net asset value per share as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculated net asset value per share (or its equivalent) included in ASC 820.

Derivative Financial Instruments

We do not utilize hedge accounting for our derivatives. Accordingly, all derivatives are carried at fair value with unrealized and realized gains recognized in earnings.

If the derivative is expected to be managed by employees of our Capital Markets business segment or is a hedge for an investment classified as investments-trading, the derivative will be carried as a component of investments-trading if it is an asset or securities sold, not yet purchased if a liability. If the derivative is a hedge for an investment carried as a component of other investments, at fair value, the derivative will be recorded in other investments, at fair value.

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

Our voting-controlled subsidiary, the Operating LLC, is treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which we do business. The Operating LLC is subject to entity level taxes in certain state and foreign jurisdictions. However, as a result of the Merger, we acquired significant deferred tax assets and liabilities and now have significant tax attributes. Effective as of January 1, 2010, we began to be treated as a C corporation for U.S. federal and state income tax purposes.

As shown in note 23 to the consolidated financial statements contained herein, we currently have significant unrecognized deferred tax assets. These assets are unrecognized because we have recorded valuation allowances as we have determined that it is not more likely than not that we will realize the benefits of these tax assets. However, this determination is ongoing and subject to change. If we were to change this determination in the future, a significant tax benefit would be recognized as a component of earnings.

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

Riskless trades are transacted through our proprietary account with a customer order in hand, resulting in little or no market risk to us. Transactions that settle in the regular way are recognized on a trade date basis. Extended settlement transactions are recognized on a settlement date basis (although in cases of extended settlement trades, the unsettled trade is accounted for as a derivative between trade and settlement date).  See notes 3 and 10.  The investments classified as trading are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations from third-party pricing services or, when independent broker quotations or market price quotations from third-party pricing services are unavailable, valuation models prepared by our management. The models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. See note 9.

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

The investments classified as other investments, at fair value are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations or models from third-party pricing services, or, when independent broker quotations or market price quotations or models from third-party pricing services are unavailable, valuation models prepared by management. These models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Dividend income is recognized on the ex-dividend date.

Other income / (loss) includes foreign currency gains and losses, interest earned on cash and cash equivalents, interest earned and losses incurred on notes receivable, and other miscellaneous income including revenue from revenue sharing arrangements.

Variable Interest Entities

FASB ASC 810, Consolidation (“ASC 810”) contains the guidance surrounding the definition of VIEs, the definition of variable interests, and the consolidation rules surrounding VIEs. In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. As a general matter, a reporting entity must consolidate a VIE when it is deemed to be the primary beneficiary.  The primary beneficiary is the entity that has both (a) the power to direct the matters that most significantly impact the VIE’s financial performance and (b) a significant variable interest in the VIE.

We can potentially become involved with a VIE in three main ways:

Our Principal Investing Portfolio

For each investment made within the principal investing portfolio, we assess whether the investee is a VIE and if we are the primary beneficiary.  If we determine the entity is a VIE and we are the primary beneficiary, we will consolidate it.

Our Asset Management Activities

For each investment management contract, we enter into, we will assess whether the entity being managed is a VIE and if we are the primary beneficiary.  If we determine the entity is a VIE and we are the primary beneficiary, we will consolidate it.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years.  Our adoption of this ASU effective January 1, 2020 did not have a material effect on the Company’s financial statements.

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

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic (718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements– Share-Based Consideration Payable to a Customer.  This ASU requires companies to measure and classify (on the balance sheet) share-based payments to customers by applying the guidance in Topic 718, Compensation—Stock Compensation.  As a result, the amount recorded as a reduction in revenue would be measured based on the grant-date fair value of the share-based payment. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes. This ASU is intended to simplify accounting for income taxes. It removes specific exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application.  This ASU is effective for fiscal years beginning after December 15, 2020 and interim period with those fiscal years.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

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

Floating rate securities are not in themselves particularly sensitive to interest rate risk. Because they generally accrue interest income at a variable rate, the movement in interest rates typically does not impact their fair value. Fluctuations in their current income due to variations in interest rates are generally not material to us. Floating rate securities are subject to other market risks such as: default risk of the underlying issuer, changes in the issuer’s credit spreads, prepayment rates, investor demand, and supply of securities within a particular asset class or industry class of the ultimate obligor. The sensitivity to any individual market risk can be difficult to quantify.

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of December 31, 2019, we would have incurred a loss of $2,361 if the yield curve rose 100 bps across all maturities and a gain of $2,357 if the yield curve fell 100 bps across all maturities. As of December 31, 2018, we would have incurred a loss of $5,981 if the yield curve rose 100 bps across all maturities and a gain of $5,974 if the yield curve fell 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. We have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies.  The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates.  Based on this analysis, as of December 31, 2019, our equity price sensitivity was $991 and our foreign exchange currency sensitivity was $0.  As of December 31, 2018, our equity price sensitivity was $665 and our foreign exchange currency sensitivity was $10.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of December 31, 2019, a 100-bps change in the three-month LIBOR would have resulted in a change in our annual cash to be paid for interest in the amount of $529. A 100-bps adverse change in the market yield to maturity would have resulted in an increase in the fair value of the debt in the amount of $1,269 as of December 31, 2019.

Counterparty Risk and Settlement Risk

We are subject to counterparty risk primarily in two areas: (1) our collateralized securities transactions described in note 11 to our consolidated financial statements included in this Annual Report on Form 10-K and (2) our TBA and other forward agency MBS activities described in note 10 to our consolidated financial statements included in this Annual Report on Form 10-K. With respect to the matched book repo financing activities, our risk is that the counterparty does not fulfill its obligation to repurchase the underlying security when it is due. In this case, we would typically liquidate the underlying security, which may result in a loss if the security has declined in value in relation to the balance due from the counterparty under the reverse repurchase agreement.

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

In the case of TBA and other forward agency MBS activities, we sometimes require counterparties to post margin with us in the case the market value of the underlying TBA trade declines. If the counterparty fails to post margin, we will close out the underlying trade. In the case of TBA and other forward agency MBS activities, we will sometimes obtain initial margin or a cash deposit from the counterparty which serves a purpose similar to the haircut as an additional buffer against losses. However, some of our TBA and other forward agency MBS activities are done without initial margin or cash deposits.

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

In our gestation repo business, we will generally ensure that the maturity dates of our reverse repurchase agreements match the maturity dates of the matched repurchase agreements.  However, in our GCF repo business, we may enter into a reverse repurchase agreement with a longer term than the matched repurchase agreement. When the maturity dates of the matched agreements are not the same, we are exposed to two risks:

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

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2019. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at December 31, 2019.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as described in the revised (2013) version in Internal Control-Integrated Framework. Based on this assessment, management believed that, as of December 31, 2019, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s auditors pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by Item 10 is included in the sections entitled “Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and board of directors Information” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  11.  Executive Compensation.

The information required by Item 11 is included in the sections entitled “Executive Compensation” and “Compensation of Directors” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Following the Merger in December 2009, our board of directors assumed the Cohen Brothers, LLC 2009 Equity Award Plan (the “2009 Equity Award Plan”) from Cohen Brothers on December 16, 2009. The 2009 Equity Award Plan expired upon the vesting of restricted units of membership interests of the Operating LLC on December 16, 2012. In December 2012, the Company’s chairman (formerly our chairman and chief executive officer), Daniel G. Cohen, transferred to the Company 116,595 restricted shares of Common Stock to the Company in order to satisfy his obligation to fund the equity vesting under the 2009 Equity Award Plan pursuant to the Equity Plan Funding Agreement.

The Company’s 2010 Long-Term Incentive Plan was approved by our stockholders at the annual meeting held on December 10, 2010. The 2010 Long-Term Incentive Plan was amended on April 18, 2011;  amended and restated on March 8, 2012, November 30, 2013; and amended on December 22, 2016.

The following table provides information regarding the 2006 Long-Term Incentive Plan and the 2010 Long-Term Incentive Plan as of December 31, 2019.

	(a)	(b)	(c)
	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	306,745
Equity compensation plans not approved by security holders	-	-	-

(1)

See note 22 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the 2006 Long-Term Incentive Plan, the 2009 Equity Award Plan and the Equity Plan Funding Agreement, and the 2010 Long-Term Incentive Plan.

The remainder of the information required by Item 12 is included in the Section entitled “Share Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and board of directors Information — Director Independence” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  14.  Principal Accounting Fees and Services.

The information required by Item 14 is included in the sections entitled “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2.1

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

3.1	By-laws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on October 11, 2005).

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

3.15

Cohen & Company Inc. Articles Supplementary Series F Voting Non-Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2019).

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

4.7	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*

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

10.1

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

10.12

Amendment No. 3 to Amended and Restated Limited Liability Company Agreement, dated October 30, 2019, by and among each of the Members set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).

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

10.16

Second Amended and Restated Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on December 5, 2013). +

10.17

Amendment No. 1 to Second Amended and Restated Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on November 10, 2016).

10.18

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

10.2

Second Amended and Restated Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan Non-Qualified Stock Option Award, dated as of November 30, 2013, by and between Institutional Financial Markets, Inc. and Lester R. Brafman (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2014).

10.21

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

10.23

Investment Agreement, dated as of October 3, 2016, by and between IFMI, LLC and JKD Capital Partners I LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2016).

10.24

Amendment No. 1 to Investment Agreement, dated as of March 6, 2019, by and between Cohen & Company, LLC and JKD Capital Partners I LTD (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 10-K filed with the SEC on March 8, 2019).

10.25

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

10.29

Amendment No. 1 to Investment Agreement, dated as of September 25, 2019 and effective as of October 1, 2019, by and between Cohen & Company, LLC and Cohen Bros. Financial LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2019).

10.3

Amendment No. 2 to Investment Agreement, dated as of December 4, 2019 and effective as of October 1, 2019, by and between Cohen & Company, LLC and Cohen Bros. Financial LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2019).

10.31

Investment Agreement, dated September 29, 2017, by and between Cohen & Company, LLC and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017).

10.32

Amendment No. 1 to Investment Agreement, dated as of September 25, 2019 and effective as of October 1, 2019, by and between Cohen & Company, LLC and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2019).

10.33

Amendment No. 2 to Investment Agreement, dated as of December 4, 2019 and effective as of October 1, 2019, by and between Cohen & Company, LLC and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2019).

10.34

Loan Agreement, dated as of April 25, 2018, by and among Cohen & Company Inc., Cohen & Company, LLC, J.V.B. Financial Group, LLC, J.V.B. Financial Group Holdings, LP, C&Co/PrinceRidge Partners LLC and MB Financial Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2018).

10.35

First Amendment to Loan Agreement, by and among Cohen & Company Inc., Cohen & Company, LLC, J.V.B. Financial Group Holdings, LP, C&Co PrinceRidge Holdings, LP, dated January 29, 2019 (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 10-K filed with the SEC on March 8, 2019).

10.36

Revolving Note and Cash Subordination Agreement, dated as of January 29, 2019, by and among Cohen & Company Inc., Cohen & Company, LLC, J.V.B. Financial Group, LLC, J.V.B. Financial Group Holdings, LP, C&Co/PrinceRidge Partners LLC and MB Financial Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2019).

10.37

Amendment No. 1 to Convertible Senior Promissory Note, dated September 25, 2018, by and between Cohen & Company Inc. and the Edward E. Cohen IRA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2018).

10.38

Amendment No. 1 to Convertible Senior Promissory Note, dated September 25, 2018, by and between Cohen & Company Inc. and the EBC 2013 Family Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2018).

10.39

Warehousing Credit and Security Agreement, dated as of November 20, 2018, by and between ViaNova Capital Group LLC and LegacyTexas Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2018).

10.4

Senior Promissory Note, dated September 25, 2019, issued by Cohen & Company Inc. to Pensco Trust Company, Custodian fbo Edward E. Cohen IRA in the aggregate principal amount of $4,385,628 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2019).

10.41

Senior Promissory Note, dated September 25, 2019, issued by Cohen & Company Inc. to the EBC 2013 Family Trust in the aggregate principal amount of $2,400,000 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2019).

10.42

Securities Purchase Agreement, dated as of December 30, 2019, by and among Cohen & Company Inc., Cohen & Company, LLC, Daniel G. Cohen and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2019).

10.43

Note Purchase Agreement, dated as of January 31, 2020, by and among Cohen & Company, LLC, JKD Capital Partners I LTD and RN Capital Solutions LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2020).

10.44

Senior Promissory Note, dated January 31, 2020, issued by Cohen & Company, LLC to JKD Capital Partners I LTD in the aggregate principal amount of $2,250,000 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2020).

10.45

Senior Promissory Note, dated January 31, 2020, issued by Cohen & Company, LLC to RN Capital Solutions LLC in the aggregate principal amount of $2,250,000 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2020).

10.46	Cohen & Company Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2020).

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (file no. 001-32026) filed with the SEC on March 10, 2010).

21.1	List of Subsidiaries. *

23.1	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm, regarding the financial statements of Institutional Financial Markets, Inc. *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Operations and Comprehensive Income / (Loss) for the Year Ended December 31, 2019, 2018 and 2017, (iii) the Consolidated Statement of Changes in Equity for the Year Ended December 31, 2019, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for Year Ended December 31, 2019, 2018 and 2017; and (v) Notes to Consolidated Financial Statements. *

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

(c) The financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules listed under Item 15.1(a) are included under Item 8 and are presented beginning on page F-1 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable or is not present in amount sufficient to require submission of the schedule, and therefore have been omitted.

ITEM 16. FORM 10-K SUMMARY.

None.

COHEN & COMPANY INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 6, 2020

COHEN & COMPANY INC.

By:	/S/ LESTER R. BRAFMAN
Lester R. Brafman Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ DANIEL G. COHEN	Chairman	March 6, 2020
Daniel G. Cohen

/S/ G. STEVEN DAWSON	Director	March 6, 2020
G. Steven Dawson

/S/ JACK J. DIMAIO, JR.	Vice Chairman	March 6, 2020
Jack J. DiMaio, Jr.

/S/ JACK HARABURDA	Director	March 6, 2020
Jack Haraburda

/S/ DIANA L. LIBERTO	Director	March 6, 2020
Diana L. Liberto

/S/ DOUGLAS LISTMAN	Chief Accounting Officer and Assistant Treasurer	March 6, 2020
Douglas Listman	(Principal Accounting Officer)

/S/ JOSEPH W. POOLER, JR.	Executive Vice President, Chief Financial Officer and Treasurer	March 6, 2020
Joseph W. Pooler, Jr.	(Principal Financial Officer)

THIS PAGE INTENTIONALLY LEFT BLANK

COHEN & COMPANY INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Cohen & Company Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Cohen & Company Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

March 6, 2020

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

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$8,304	$14,106
Receivables from brokers, dealers, and clearing agencies	96,132	129,812
Due from related parties	466	793
Other receivables	46,625	12,072
Investments-trading	307,852	301,235
Other investments, at fair value	14,864	13,768
Receivables under resale agreements	7,500,002	7,632,230
Investments in equity method affiliates	3,799	-
Goodwill	7,992	7,992
Right-of-use asset - operating leases	7,155	-
Other assets	8,433	3,621
Total assets	$8,001,624	$8,115,629

Liabilities
Payables to brokers, dealers, and clearing agencies	$241,261	$201,598
Accounts payable and other liabilities	20,295	11,452
Accrued compensation	4,046	5,254
Lease liability - operating leases	7,693	-
Trading securities sold, not yet purchased	77,947	120,122
Securities sold under agreement to repurchase	7,534,443	7,671,764
Deferred income taxes	1,339	2,017
Redeemable financial instruments	16,983	17,448
Debt	48,861	43,536
Total liabilities	7,952,868	8,073,191

Commitments and contingencies (See Note 28)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 60,000,000 shares authorized, 27,413,098 and 4,983,557 shares issued and outstanding, respectively	27	5
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,193,624 and 1,204,196 shares issued and outstanding, respectively, including 73,715 and 93,479 unvested restricted share awards, respectively	12	12
Additional paid-in capital	68,714	68,591
Accumulated other comprehensive loss	(915)	(908)
Accumulated deficit	(34,519)	(31,926)
Total stockholders' equity	33,319	35,774
Non-controlling interest	15,437	6,664
Total equity	48,756	42,438
Total liabilities and equity	$8,001,624	$8,115,629

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in thousands, except share or per share information)

	Year Ended December 31,
	2019	2018	2017
Revenues
Net trading	$38,172	$29,298	$26,909
Asset management	7,560	12,536	7,897
New issue and advisory	1,831	2,979	6,340
Principal transactions and other income	2,103	4,573	6,396
Total revenue	49,666	49,386	47,542

Operating expenses
Compensation and benefits	25,972	25,385	22,527
Business development, occupancy, equipment	3,402	2,995	2,723
Subscriptions, clearing, and execution	9,682	8,627	7,296
Professional fee and other operating	6,251	8,459	7,345
Depreciation and amortization	318	261	249
Total operating expenses	45,625	45,727	40,140

Operating income / (loss)	4,041	3,659	7,402

Non-operating income / (expense)

Interest expense, net	(7,584)	(8,487)	(6,178)
Income / (loss) from equity method affiliates	(553)	-	-
Income / (loss) before income tax expense / (benefit)	(4,096)	(4,828)	1,224
Income tax expense / (benefit)	(523)	(841)	(1,211)
Net income / (loss)	(3,573)	(3,987)	2,435
Less: Net income / (loss) attributable to the non-controlling interest	(1,519)	(1,524)	371
Net income / (loss) attributable to Cohen & Company Inc.	$(2,054)	$(2,463)	$2,064

Income / (loss) per share data (see Note 26):
Income / (loss) per common share-basic:
Basic income / (loss) per common share	$(1.81)	$(2.14)	$1.71
Weighted average shares outstanding-basic	1,136,574	1,152,073	1,206,906
Income / (loss) per common share-diluted:
Diluted Income / (loss) per common share	$(1.81)	$(2.14)	$1.60
Weighted average shares outstanding-diluted	1,681,173	1,684,482	2,592,254

Dividends declared per common share	$0.40	$0.80	$0.80

Comprehensive income / (loss):
Net income / (loss)	$(3,573)	$(3,987)	$2,435
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	(2)	(118)	309
Other comprehensive income / (loss), net of tax of $0	(2)	(118)	309
Comprehensive income / (loss)	(3,575)	(4,105)	2,744
Less: comprehensive income / (loss) attributable to the non-controlling interest	(1,518)	(1,562)	461
Comprehensive income / (loss) attributable to Cohen & Company Inc.	$(2,057)	$(2,543)	$2,283

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statement of Changes in Equity

(Dollars in thousands)

	Cohen & Company Inc.
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2016	$5	$12	$69,415	$(29,576)	$(1,074)	$38,782	$7,980	$46,762
Net income / (loss)	-	-	-	2,064	-	2,064	371	2,435
Other comprehensive loss	-	-	-	-	219	219	90	309
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	(81)	-	5	(76)	76	-
Equity based compensation	-	-	509	-	-	509	223	732
Shares withheld for employee taxes	-	-	(69)	-	-	(69)	(31)	(100)
Purchase and retirement of common stock	-	-	(572)	-	-	(572)	-	(572)
Dividends/Distributions	-	-	-	(985)	-	(985)	(425)	(1,410)
Balance at December 31, 2017	$5	$12	$69,202	$(28,497)	$(850)	$39,872	$8,284	$48,156
Net income / (loss)	-	-	-	(2,463)	-	(2,463)	(1,524)	(3,987)
Other comprehensive loss	-	-	-	-	(80)	(80)	(38)	(118)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	(217)	-	22	(195)	195	-
Equity based compensation	-	1	425	-	-	426	197	623
Shares withheld for employee taxes	-	-	(51)	-	-	(51)	(24)	(75)
Purchase and retirement of common stock	-	(1)	(768)	-	-	(769)	-	(769)
Dividends/Distributions	-	-	-	(966)	-	(966)	(426)	(1,392)
Balance at December 31, 2018	$5	$12	$68,591	$(31,926)	$(908)	$35,774	$6,664	$42,438
Net income / (loss)	-	-	-	(2,054)	-	(2,054)	(1,519)	(3,573)
Other comprehensive loss	-	-	-	-	(3)	(3)	1	(2)
Cumulative effect adjustment - adoption of ASU 2016-02	-	-	-	(20)	-	(20)	-	(20)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	28	-	(4)	24	(47)	(23)
Equity based compensation	-	-	481	-	-	481	263	744
Shares withheld for employee taxes	-	-	(87)	-	-	(87)	(41)	(128)
Purchase and retirement of common stock	-	-	(299)	-	-	(299)	-	(299)
Investment of non-controlling interest of Sponsor Entities	-	-	-	-	-	-	2,550	2,550
Investment of non-controlling interest of Operating LLC / Issuance of Series F Preferred	22	-	-	-	-	22	7,779	7,801
Dividends/Distributions	-	-	-	(519)	-	(519)	(213)	(732)
Balance at December 31, 2019	$27	$12	$68,714	$(34,519)	$(915)	$33,319	$15,437	$48,756

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income (loss)	$(3,573)	$(3,987)	$2,435
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Other (income) / expense	-	-	-
Equity-based compensation	744	623	732
Accretion of income on other investments, at fair value	(424)	(1,423)	(1,123)
Realized loss / (gain) on other investments, at fair value	1,033	(490)	1,111
Change in unrealized (gain) loss on other investments, at fair value	(2,113)	(2,126)	(799)
(Income) / loss from equity method affiliates	553
Depreciation and amortization	318	261	249
Amortization of discount on debt	548	820	1,054
Deferred tax provision / (benefit)	(678)	(838)	(1,279)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	(34,535)	(8,559)	1,712
(Increase) decrease in investments-trading	(6,617)	(98,978)	(45,079)
(Increase) decrease in other assets	(3,768)	(683)	1,923
(Increase) decrease in receivables under resale agreement	132,228	(5,577,027)	(1,773,382)
Change in receivables from / payables to related parties, net	327	2	(538)
Increase (decrease) in accrued compensation	(1,208)	848	(389)
Increase (decrease) in accounts payable and other liabilities	7,855	6,334	1,220
Increase (decrease) in trading securities sold, not yet purchased	(42,175)	28,235	6,704
Change in receivables from/ payables to brokers, dealers, and clearing agencies	73,343	44,824	22,379
Increase (decrease) in securities sold under agreement to repurchase	(137,321)	5,605,165	1,771,154
Net cash provided by (used in) operating activities	(15,463)	(6,999)	(11,916)
Investing activities
Purchase of investments - other investments, at fair value	(1,927)	(26,865)	(7,155)
Sales and returns of principal - other investments, at fair value	10,114	30,023	3,402
Sales of cost method investment	-	-	-
Investments in equity method affiliates	(4,352)	-	-
Return from equity method affiliates	-	-	-
Purchase of furniture, equipment, and leasehold improvements	(101)	(1,002)	(143)
Net cash provided by (used in) investing activities	3,734	2,156	(3,896)
Financing activities
Proceeds from redeemable financial instrument	1,268	500	11,000
Redemption of redeemable financial instrument	(1,500)	-	-
Proceeds from debt	4,777	-	15,000
Repayment and repurchase of debt	-	(1,461)	-
Payments for debt issuance costs	-	(525)	(800)
Cash used to net share settle equity awards	(128)	(75)	(100)
Purchase and retirement of Common Stock	(299)	(769)	(572)
Proceeds from non-controlling interest investment	2,550	-	-
Non-controlling interest distributions	(213)	(426)	(425)
Cohen & Company Inc. dividends	(519)	(966)	(985)
Net cash provided by (used in) financing activities	5,936	(3,722)	23,118
Effect of exchange rate on cash	(9)	(262)	411
Net increase (decrease) in cash and cash equivalents	(5,802)	(8,827)	7,717
Cash and cash equivalents, beginning of period	14,106	22,933	15,216

Cash and cash equivalents, end of period	$8,304	$14,106	$22,933

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements

December 31, 2019

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

As a result of the Merger, AFN contributed substantially all of its assets into Cohen Brothers in exchange for newly issued units of membership interests directly from Cohen Brothers. In addition, AFN received additional Cohen Brothers membership interests directly from its members in exchange for AFN common stock. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the Merger was accounted for as a reverse acquisition, and Cohen Brothers was deemed to be the accounting acquirer. As a result, all of AFN’s assets and liabilities were required to be revalued at fair value as of the acquisition date. The remaining membership interests of Cohen Brothers that were not held by AFN were included as a component of non-controlling interest in the consolidated balance sheets.

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

The Company

The Company is a financial services company specializing in the fixed income markets. As of December 31, 2019, the Company had $2.76 billion in assets under management (“AUM”) of which 79.7%, or $2.20 billion, was in collateralized debt obligations (“CDOs”). The remaining portion of AUM is from a diversified mix of Investment Vehicles (as defined herein).

In these financial statements, the “Company” refers to Cohen & Company Inc. and its subsidiaries on a consolidated basis.  Cohen & Company, LLC or the “Operating LLC” refers to the main operating subsidiary of the Company. “Cohen Brothers” refers to the pre-Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “Cohen & Company Inc.” is used, it is referring to the parent company itself; “JVB Holdings” refers to J.V.B. Financial Holdings, LLC; “JVB” refers to J.V.B. Financial Group LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom; “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a subsidiary regulated by the Central Bank of Ireland in Ireland;  and “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that was externally managed by CCFL.

The Company’s business is organized into the following three business segments.

Capital Markets: The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, matched book repurchase agreement (“repo”) financing, new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, asset backed securities (“ABS”), mortgage backed securities (“MBS”), residential mortgage backed securities

(“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. The Company also offers execution and brokerage services for equity products. The Company operates its capital markets activities primarily through its subsidiaries: JVB in the United States and CCFL and CCFEL in Europe.

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

Principal Investing: The Company’s Principal Investing business segment is comprised of investments that the Company has made for the purpose of earning an investment return rather than investments made to support the Company’s trading, matched book repo, or other Capital Markets business segment activities.  These investments are included in the Company’s other investments, at fair value and investments in equity method affiliates in the Company’s consolidated balance sheets.

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

The activities noted above are carried out through the following main operating subsidiaries of the Company as of December 31, 2019.

1.

Cohen & Company Financial Management, LLC (“CCFM”) is a wholly owned subsidiary of the Operating LLC and acts as asset manager and investment adviser to the Alesco I CDO, and the Alesco III through IX CDOs. Alesco CDOs invest in bank and insurance company TruPS as well as insurance company subordinated debt.  CCFM also manages the SPAC Funds.  See note 4.

2.

Dekania Capital Management, LLC (“DCM”) is a wholly owned subsidiary of the Operating LLC and acts as asset manager and investment adviser to the Company’s Dekania Europe II CDO.  The Dekania Europe II CDO invests primarily in financial institution TruPS and insurance company subordinated debt denominated in Euros.  DCM also manages the U.S. Insurance JV.  See note 4.

3.

JVB is a wholly owned subsidiary of the Operating LLC. JVB is a securities broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”), the Securities Industry Protection Corporation (“SIPC”), and the Fixed Income Clearing Corporation (“FICC”).  JVB carries out the Company’s Capital Market business segment activities in the U.S.

4.

CCFL is regulated by the United Kingdom Financial Conduct Authority (“FCA”).  CCFL acts as asset manager and investment adviser to the Company’s Dekania Europe III CDO. Dekania Europe and related CDOs invest primarily in TruPS and insurance company subordinated debt denominated in Euros. CCFL also carries out certain of the Company’s Capital Markets business segment activities in Europe including brokerage, advisory, and new issue services.

5.

CCFEL is regulated by Central Bank of Ireland (“CBI”) and performs asset management and capital markets activities in Ireland and the European Union.  In April 2019, CCFEL received authorization from the CBI under the European Union Regulations 2017 to provide investment services in respect of certain financial instruments including transferable securities, money-market instruments, units in collective investment undertakings and various option, futures, swaps, forward rate agreements, and other derivative contracts.  CCFEL also acts as asset manager to certain separate accounts and Investment Vehicles based in Europe. See note 4.

6.

Cohen & Compagnie SAS (formerly Cohen Fréres SAS), the Company’s French subsidiary, acts as a credit research adviser to Dekania Capital Management, LLC, CCFEL, and CCFL in analyzing the creditworthiness of insurance companies and financial institutions in Europe with respect to all assets included in the Dekania Europe CDOs and certain other Investment Vehicles.

7.

ViaNova Capital Group LLC (“ViaNova”) is a wholly owned subsidiary of the Operating LLC whose purpose is to trade residential transition loans (“RTLs”).   ViaNova acquires newly originated RTLs, aggregates them and then sells them in larger quantities to institutional investors. RTLs are small balance commercial loans that are secured by first lien residential mortgages, which are used by investors and developers to finance the purchase and rehabilitation of residential properties. See note 4.

2. BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform to U.S. GAAP.  Certain prior period amounts have been reclassified to conform to the current period presentation.

 Effective June 1, 2019, the Company changed its accounting policy regarding the netting of reverse repo and repo transactions and updated prior periods’ balances to be consistent with this new accounting policy.  This change resulted in an increase in the repo and reverse repo amounts included in the consolidated balance sheet as of December 31, 2018 of $2,461,177.  See note 11.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Principles of Consolidation

The consolidated financial statements reflect the accounts of Cohen & Company Inc. and its subsidiaries that are required to be consolidated under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). All intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates the Operating LLC, which is its main operating subsidiary and through which it carries out nearly all of its activities.  With the exception of the junior subordinated notes included as a component of debt and the deferred tax liability, nearly all of the assets and liabilities included in the Company’s consolidated balance sheet are owned by the Operating LLC or its consolidated subsidiaries.  In addition, with the exception of interest expense related to the junior subordinated notes and corporate tax expense, nearly all revenues, expenses, gains, and losses recognized in the consolidated statement of operations are generated by the Operating LLC or its consolidated subsidiaries.

As of December 31, 2018, the Company owned 67.60% of the economic and voting interests in the Operating LLC.  As a result of the issuance of additional equity interests in the Operating LLC during 2019 and the grant of a proxy from the owners of the additional equity interests, effective December 31, 2019, the Company controlled 51.00% of the voting interest and owned 28.75% of the economic interest of the Operating LLC.  Even though the Company’s economic interests declined below 50%, it continues to consolidate the Operating LLC because it controls over 50% of the voting interests.  Earnings and loss are allocated to the Company and other members of the Operating LLC based on their economic interest rather than their voting interest.  Therefore, even though the Company consolidates the Operating LLC, 71.25% of the Operating LLC’s income or loss will be treated as non-controlling interest after the issuance of the additional equity interest in the Operating LLC during 2019.  See notes 4, 21, and 31.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance (subsequently updated with ASU 2018-01, ASU 2018-10, ASU 2018-11,  ASU 2018-20, and ASU  2019-01), lessees will be required to recognize the following for all leases with the exception of short-term leases:  (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessor accounting is largely unchanged.  The Company adopted the provisions of the new guidance effective January 1, 2019.  The Company recorded the following:  (a) a right of use asset of $8,416, (b) a lease commitment liability of $8,860, (c) a reduction in retained earnings from cumulative effect of adoption of $20, (d) an increase in other receivables of $18, and (e) a reduction in other liabilities of $406.  See note 15 and 17.

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

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control.  The amendments in this ASU change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control.  If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity.  The Company’s adoption of the provisions of ASU 2016-17 effective January 1, 2017 did not have an effect on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The amendments in this ASU provide the option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (the “TCJA”) (or portion thereof) is recorded. The Company’s adoption of the provisions of ASU 2018-02, effective January 1, 2019 did not have an effect on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect SEC interpretive guidance released on December 22, 2017 when TCJA was signed into law.  The Company’s adoption of the provisions of had a one-time impact on the Company in which a $1,359 tax benefit was recognized in the fourth quarter of 2017.  Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company accounts for its investment securities at fair value under various accounting literature including FASB ASC 320, Investments — Debt and Equity Securities (“ASC 320”),  pertaining to investments in debt and equity securities and the fair value option of financial instruments in FASB ASC 825, Financial Instruments (“ASC 825”). The Company also accounts for certain assets at fair value under applicable industry guidance such as: (a) FASB ASC 946, Financial Services-Investment Companies (“ASC 946”); and (b) FASB ASC 940-320, Proprietary Trading Securities (“ASC 940-320).

Certain of the Company’s assets and liabilities are required to be measured at fair value. For those assets and liabilities, the Company determines fair value according to the fair value measurement provisions included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, establishes a valuation hierarchy based on the quality of inputs used to measure fair value, and requires additional disclosures about fair value measurements. The definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability between market participants at the measurement date (an exit price). An exit price valuation will include margins for risk even if they are not observable. ASC 820 establishes a valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (level 1, 2, and 3).

In addition, the Company has elected to account for certain of its other financial assets at fair value under the fair value option provisions included in ASC 825. This standard provides companies the option of reporting certain instruments at fair value (with changes in fair value recognized in the statement of operations) that were previously either carried at cost, not recognized on the financial statements, accounted for as an equity method investment, or carried at fair value with changes in fair value recognized as a component of equity rather than in the statement of operations. The election is made on an instrument-by-instrument basis and is irrevocable. See note 9 for the information regarding the effects of applying the fair value option to the Company’s financial instruments on the Company’s consolidated financial statements.

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

For financial instruments held outside of JVB, the Company accounts for them under FAS ASC 320.  ASC 320 requires that the Company classify its investments as either (i) held to maturity, (ii) available for sale, or (iii) trading. This determination is made at the time a security is purchased. ASC 320 requires that both trading and available for sale securities are to be carried at fair value. However, in the case of trading assets, both unrealized and realized gains and losses are recorded in the statement of operations. For available for sale securities, only realized gains and losses are recognized in the statement of operations while unrealized gains and losses are recognized as a component of other comprehensive income (“OCI”). However, if the reporting entity elects to account for an otherwise available for sale security under the fair value option (ASC 825), then the security is accounted for at fair value with both unrealized and realized gains recorded in the statement of operations.

In all the periods presented, all securities accounted for under ASC 320 were either classified as trading or available for sale. No securities were classified as held to maturity. Furthermore, the Company elected the fair value option, in accordance with ASC 825, for all securities that were classified as available for sale. Therefore, for all periods presented, all securities owned by the Company were accounted for at fair value with unrealized and realized gains and losses recorded in the consolidated statement of operations.

When the Company acquires an investment for the purpose of earning a return rather than to support the Company’s trading or matched book repo operations, the Company classifies that investment as other investments, at fair value in the consolidated balance sheet and unrealized and realized gains will be included as a component of principal transactions and other income in the in the consolidated statement of operations.  Otherwise, the investment is classified as investments-trading in the consolidated balance sheet and unrealized and realized gains will be included as a component of net trading revenue in the in the consolidated statement of operations.

When the Company acquires an investment that is required to be accounted for under the equity method, the Company will elect the fair value option when the fair value of the investment is either readily determinable or is eligible to be accounted for at NAV under the practical expedient of ASC 946.  In those cases, the investment will be included as a component of other investments, at fair value in the consolidated balance sheet and unrealized and realized gains will be included as a component of principal transactions and other income in the in the consolidated statement of operations.   If the fair value is not readily determinable, the Company will account for the investment under the equity method.  In those cases, the investment will be included as a component of investments in equity method affiliates in the consolidated balance sheet and the Company will recognize its allocable share of the investee’s income or loss as a component of income / (loss) from equity method affiliates in the consolidated statement of operations.  See note 12.

The determination of fair value is based on either quoted market prices of an active exchange, independent broker market quotations, market price quotations from third-party pricing services, or, when independent broker quotations or market price quotations from third-party pricing services are unavailable, valuation models prepared by the Company’s management. These models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange.

Also, from time to time, the Company may be deemed to be the primary beneficiary of a VIE and may be required to consolidate it and its investments under the provisions included in ASC 810.  See note  18. In those cases, the Company’s classification of the assets as trading, other investments, at fair value, available for sale, or held to maturity will depend on the intended use of the investment by the variable interest entity.

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

F. Derivative Financial Instruments

FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides for optional hedge accounting. When a derivative is deemed to be a hedge and certain documentation and effectiveness testing requirements are met, reporting entities can record all or a portion of the change in the fair value of a designated hedge as an adjustment to OCI rather than as a gain or loss in the statements of operations. To date, the Company has not designated any derivatives as hedges under the provisions included in ASC 815.

All of the derivatives that the Company enters into contain master netting arrangements.  If certain requirements are met, the offsetting provisions included in FASB ASC 210, Balance Sheet (“ASC 210”), allow (but do not require) the reporting entity to net the derivative asset and liability on the consolidated balance sheets.  It is the Company’s policy to present the derivative assets and liabilities on a net basis if the conditions of ASC 210 are met.  However, in general the Company does not enter in to offsetting derivatives with the same counterparties.  Therefore, in all periods presented, no derivatives are presented on a net basis.

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

TBAs are forward contracts to purchase or sell MBS whose collateral remain “to be announced” until just prior to the trade settlement. In addition to TBAs, the Company sometimes enters into forward purchases or sales of agency MBS where the underlying collateral has been identified.  These transactions are referred to as other forward agency MBS contracts.  TBAs and other forward agency MBS contracts are accounted for as derivatives by the Company under ASC 815.  The settlement of these transactions is not expected to have a material effect on the Company’s consolidated financial statements.

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

G. Receivables from and payables to brokers, dealers, and clearing agencies

Receivables from brokers, dealers, and clearing agencies may include amounts receivable for deposits placed with clearing agencies, funds in the Company’s accounts held with clearing agencies, and amounts receivable from securities or repo transactions that have failed to deliver.  Payables to brokers, dealers, and clearing agencies may include amounts payable from securities or repo transactions that have failed to receive as well as amounts borrowed from clearing agencies under margin loan arrangements.  In addition, receivables or payables arising from unsettled regular way trades is reflected on a net basis either as a component of receivables from or payables to brokers, dealers, and clearing agencies.  See note 6.

H. Furniture, Equipment, and Leasehold Improvements, Net

Furniture, equipment, and leasehold improvements are stated at cost, less accumulated depreciation and amortization, and are included as a component of other assets in the consolidated balance sheets. Furniture and equipment are depreciated on a straight-line basis over their estimated useful life of 3 to 5 years. Leasehold improvements are amortized over the lesser of their useful life or lease term, which generally ranges from 5 to 10 years. See note 16.

I. Goodwill and Intangible Assets with Indefinite Lives

Goodwill represents the amount of the purchase price in excess of the fair value assigned to the individual assets acquired and liabilities assumed in various acquisitions completed by the Company. See note 13. In accordance with FASB ASC 350, Intangibles — Goodwill and Other (“ASC 350”), goodwill and intangible assets deemed to have indefinite lives are not amortized to expense but rather are analyzed for impairment.

The Company measures its goodwill for impairment on an annual basis or when events indicate that goodwill may be impaired. The Company first assesses qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Based on the results of the qualitative assessment, the Company then determines whether it needs to calculate the fair value of the reporting unit as part of the goodwill impairment test. The goodwill impairment test requires management to make judgments in determining what assumptions to use in the calculation. First, the Company compares the fair value of the reporting unit to its carrying value. If the carrying value is less than fair value, the Company then would complete the impairment review process, which measures the amount of goodwill impairment

The Company includes intangible assets comprised primarily of its broker-dealer licenses in other assets on its consolidated balance sheets that it considers to have indefinite useful lives. The Company reviews these assets for impairment on an annual basis.

J. Variable Interest Entities

ASC 810 contains the guidance surrounding the definition of a VIE, the definition of variable interests, and the consolidation rules surrounding VIEs.  In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company has variable interests in VIEs through its management contracts and investments in various securitization entities including CLOs and CDOs.

Once it is determined that the Company holds a variable interest in a VIE, ASC 810 requires that the Company perform a qualitative analysis to determine (i) which entity has the power to direct the matters that most significantly impact the VIE’s financial performance and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The entity that has both of these characteristics is deemed to be the primary beneficiary and required to consolidate the VIE. This assessment must be done on an ongoing basis. The Company has included the required disclosures for VIEs in its consolidated financial statements. See note 18 for further details.

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

In certain cases, a repurchase agreement and a reverse repurchase agreement may be entered into with the same counterparty. If certain requirements are met, the offsetting provisions included in ASC 210 allow (but do not require) the reporting entity to net the asset and liability on the consolidated balance sheets.

Effective June 1, 2019, the Company changed its accounting policy regarding the netting of reverse repo and repo transactions.  ASC 210 provides the option to present reverse repo and repo on a net basis if certain netting conditions are met.  Prior to this date, the Company utilized this option and presented repo and reverse repo on a net basis when these conditions were met.  As of June 1, 2019, the Company changed its policy to present all repo and reverse repo transactions on a gross basis even if the underlying netting conditions are met. See note 2.

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

In general, reverse repurchase agreements and repurchase agreements allow each counterparty to re-pledge or resell the collateral securities to other counterparties.  See note 11.

L.  Debt

Debt is recorded at its face amount, less any discount or plus any premium.   Debt issuance costs are included as a component of discount on debt.  Any discount on debt is amortized as a component of interest expense using the effective interest method.  The Company has not elected to account for any of its debt at fair value under ASC 825.  See note 20.

M.  Redeemable Financial Instruments

Redeemable financial instruments are investments made in the Operating LLC or other operating subsidiaries.  These investments entitle the holder to an investment return which is variable and is based on the operating results of certain business units of the Company.  These investments can be redeemed by the Company under certain circumstances or the holder may require redemption under certain circumstances.  However, there are no fixed maturity dates.  The Company treats these investments as liabilities and carries these investments at the redemption value plus any accrued and unpaid investment return on its consolidated balance sheets.  The redemption value is included in redeemable financial instruments and the accrued and unpaid investment return is included in accounts payable and other liabilities in the consolidated balance sheets.  Investment return is recorded on an accrual basis and is included as a component of interest expense in the consolidated statements of operations. See note 19 and 31.

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

Riskless trades are transacted through the Company’s proprietary account with a customer order in hand, resulting in little or no market risk to the Company. Transactions that settle in the regular way are recognized on a trade date basis. Extended settlement transactions are recognized on a settlement date basis (although in cases of extended settlement trades, the unsettled trade is accounted for as a derivative between trade and settlement date).  See note 10.  The investments classified as trading are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations from third-party pricing services or, when independent broker quotations or market price quotations from third-party pricing services are unavailable, valuation models prepared by the Company’s management. The models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. See note 9.

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

In the case of Investment Vehicles other than CDOs, generally the Company earns a base fee and, in some cases, also earns an incentive fee.  Base fees will generally be recognized on a monthly basis as services are performed and will be paid monthly or quarterly.  The contractual terms of each arrangement will determine the Company’s revenue recognition policy for incentive fees in each case.  However, in all cases the Company recognizes the incentive fees when they are probable and there is not a significant chance of reversal in the future.

New issue and advisory

New issue and advisory revenue includes: (i) new issue revenue associated with originating, arranging, or placing newly created financial instruments and (ii) revenue from advisory services.  New issue and advisory revenue is recognized when all services have been provided and payment is earned.

Principal transactions and other income

Principal transactions include all gains, losses, and income from financial instruments classified as other investments, at fair value in the consolidated balance sheets.

The investments classified as other investments, at fair value are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations or models from third-party pricing services, or, when independent broker quotations or market price quotations or models from third-party pricing services are unavailable, valuation models prepared by the Company’s management. These models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Dividend income is recognized on the ex-dividend date.

Other income / (loss) includes foreign currency gains and losses, interest earned on cash and cash equivalents, interest earned and losses incurred on notes receivable, and other miscellaneous income including revenue from revenue sharing arrangements.

O. Interest Expense, net

Interest expense incurred, other than interest income and expense included as a component of net trading is recorded on an accrual basis and presented in the consolidated statements of operations as a separate non-operating expense. See notes 19 and 20.

P. Leases

The Company leases office space and certain computer and related equipment as lessee.  From time to time, the Company sub-leases office space to other tenants.

Prior to the adoption of ASC 842, the Company classified all the leases to which it was a party as operating leases. The Company recognized rent expense on a straight-line basis as a component of business development, occupancy, and equipment in the consolidated statements of operations.  Any difference between cash payments and straight-line rent expense was included as a component of other liabilities in the consolidated balance sheets.

The Company adopted the provisions of the new guidance effective January 1, 2019.  The Company recorded the following:  (a) a right of use asset of $8,416, (b) a lease commitment liability of $8,860, (c) a reduction in retained earnings from cumulative effect of adoption of $20, (d) an increase in other receivables of $18, and (e) a reduction in other liabilities of $406. Subsequent to the adoption of ASU 842, all leases to which the Company was a  party remained classified as operating leases and rent expense was still recognized on a straight-line basis and included as a component of business development, occupancy, and equipment in the consolidated statements of operations.

Under the requirements of ASC 842, the company determines if an arrangement is a lease at the inception date of the contract.   The Company measures operating lease liabilities using an estimated incremental borrowing rate as there is no rate implicit in the Company’s operating lease arrangements.  An incremental borrowing rate was calculated for each operating lease based on the term of the lease, the U.S. Treasury term interest rate, and an estimated spread to borrow on a secured basis.

Q. Non-Controlling Interest

The equity interests of any consolidated subsidiary that are not owned by the Company are treated as non-controlling interests. See note 21.

R. Equity-Based Compensation

The Company accounts for equity-based compensation issued to its employees using the fair value-based methodology prescribed by the provisions related to share-based payments included in FASB ASC 718, Compensation-Stock Compensation (“ASC 718”). Since its formation, the Company has issued the following types of instruments: (i) “Restricted Units” that include both actual units of membership interests of the Operating LLC or interests that represent the right to receive common shares of Cohen & Company Inc., both of which may be subject to certain restrictions; (ii) “Restricted Stock” that are shares of Cohen & Company Inc.’s Common Stock; and (iii) stock options of Cohen & Company Inc.

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

If the grants qualify for equity treatment, the value of the grant is recorded as an expense as part of compensation and benefits in the consolidated statements of operations. The expense is recorded ratably over the service period as defined in ASC 718, which is generally the vesting period. The offsetting entry is to stockholders’ equity and non-controlling interest. In the case of grants that qualify for equity treatment, compensation expense is fixed on the date of grant. The only subsequent adjustments made would be to account for differences between actual forfeitures of grants when an employee leaves the Company and initial estimate of forfeitures.

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

The Company’s voting-controlled subsidiary, the Operating LLC, is treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which it does business. However, in the periods presented, the Operating LLC or its subsidiaries have been subject to entity level income taxes in the United Kingdom, Spain, France, New York City, Pennsylvania, and Philadelphia. Beginning on April 1, 2006, the Company qualified for Keystone Opportunity Improvement Zone (“KOZ”) benefits, which exempted the Operating LLC and its members from Philadelphia and Pennsylvania state income and capital stock franchise tax liabilities. The Company’s KOZ benefits expired in 2018.

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

U. Earnings / (Loss) Per Common Share

In accordance with FASB ASC 260, Earnings Per Share (“ASC 260”), the Company presents both basic and diluted earnings / (loss) per common share in its consolidated financial statements and footnotes. Basic earnings / (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss allocable to common stockholders or members by the weighted average number of common shares and restricted stock entitled to non-forfeitable dividends outstanding for the period. Diluted earnings per common share (“Diluted EPS”) reflects the potential dilution of common stock equivalents (such as restricted stock and restricted units entitled to forfeitable dividends, in-the-money stock options, and convertible debt, if they are not anti-dilutive). See note 26 for the computation of earnings/(loss) per common share.

V. Business Concentration

A substantial portion of the Company’s asset management revenues in a year may be derived from a small number of transactions. For the year ended December 31, 2019, the Company earned asset management revenue of $4,028 from CDOs and $3,532 from other investment funds.

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

W.  Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments. These determinations were based on available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop the estimates and, therefore, these estimates may not necessarily be indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Refer to note 9 for a discussion of the valuation hierarchy with respect to investments-trading; other investments, at fair value; and the derivatives held by the Company.

Cash equivalents: Cash is carried at historical cost, which is assumed to approximate fair value. The estimated fair value measurement of cash and cash equivalents is classified within level 1 of the valuation hierarchy.

Investments-trading: These amounts are carried at fair value. The fair value is based on either quoted market prices of an active exchange, independent broker market quotations, market price quotations from third-party pricing services, or valuation models when quotations are not available.

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

Trading securities sold, not yet purchased: These amounts are carried at fair value. The fair value is based on quoted market prices of an active exchange, independent market quotations, market price quotations from third-party pricing services, or valuation models when quotations are not available.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of December 31, 2019, and 2018, the fair value of the Company’s debt was estimated to be $58,635 and $50,159, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the valuation hierarchy.

Derivatives: These amounts are carried at fair value. Derivatives may be included as a component of investments-trading; trading securities sold, not yet purchased; and other investments, at fair value. See notes 10 and 11. The fair value is generally based on quoted market prices on an exchange that is deemed to be active for derivative instruments such as foreign currency forward contracts and Eurodollar futures. For derivative instruments, such as TBAs and other extended settlement trades, the fair value is generally based on market price quotations from third-party pricing services.

X. Recent Accounting Developments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company’s adoption of the provisions of ASU 2016-13, effective January 1, 2020 did not have a material effect on the Company’s consolidated financial statements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment. The amendments in this ASU eliminate Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  This ASU is effective for fiscal years beginning after December 15, 2019.   The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606.  The ASU also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. It accomplishes this by allowing organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard.  The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue recognition standard.  This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic (718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements– Share-Based Consideration Payable to a Customer.  This ASU requires companies to measure and classify (on the balance sheet) share-based payments to customers by applying the guidance in Topic 718, Compensation—Stock Compensation.  As a result, the amount recorded as a reduction in revenue would be measured based on the grant-date fair value of the share-based payment. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes. This ASU is intended to simplify accounting for income taxes. It removes specific exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application.  This ASU is effective for fiscal years beginning after December 15,

2020 and interim period with those fiscal years The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

4. OTHER BUSINESS AND TRANSACTIONS

U.S. Insurance JV

On May 16, 2018, the Company committed to invest up to $3,000 in a newly formed joint venture (the “U.S. Insurance JV”) with an outside investor that committed to invest approximately $63,000 of equity in the U.S. Insurance JV.  The U.S. Insurance JV was formed for the purposes of investing in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies and is managed by the Company. The Company is required to invest 4.5% of the total equity of the U.S. Insurance JV with an absolute limit of $3,000. The U.S. Insurance JV may use leverage to grow its assets.  As of December 31, 2019, and 2018, the U.S. Insurance JV had net assets of $49,374 and $42,783 respectively.

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

The Company has elected the fair value option in accordance with the provisions of ASC 820 to account for its investment in the U.S. Insurance JV.  The investment is included in other investments, at fair value on the consolidated balance sheet and gains and losses (both realized and unrealized) are recognized in the consolidated statement of operations as a component of principal transactions and other income.  Because the U.S. Insurance JV has the attributes of investment companies as described in ASC 946-15-2, the Company will estimate the fair value of its investment using the NAV per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate NAV per share (or its equivalent) included in ASC 820 for all entities. See note 8.

SPAC Funds

On August 6, 2018, the Company invested in and became the general partner of a newly formed series of partnerships (the “SPAC Funds”) for the purposes of investing in the equity interests of special purpose acquisition companies (“SPACs”).  The Company is the manager of the SPAC Funds.  As of December 31, 2019, the Company had invested $646 in the SPAC Funds. The Company is entitled to a quarterly base management fee based on a percentage of the NAV of the SPAC Funds and an annual incentive allocation based on the actual returns earned by the SPAC Funds.

The Company has elected the fair value option in accordance with the provisions of ASC 820 to account for its investment in the SPAC Funds.  The investment is included in other investments, at fair value on the consolidated balance sheets and gains and losses (both realized and unrealized) are recognized in the statement of operations as a component of principal transactions and other revenue.  Because the SPAC Funds have the attributes of investment companies as described in ASC 946-15-2, the Company will estimate the fair value of its investment using the NAV per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate NAV per share (or its equivalent) included in ASC 820 for all entities. See note 8.

ViaNova Capital Group LLC

In 2018, the Company formed a new wholly owned subsidiary, ViaNova Capital Group LLC (“ViaNova”), for the purpose of building an RTL business.  RTLs are small balance commercial loans that are secured by first lien mortgages used by professional investors and real estate developers for financing the purchase and rehabilitation of residential properties.  The business of ViaNova includes buying, aggregating, and distributing these loans to produce superior risk-adjusted returns for capital partners through the pursuit of opportunities overlooked by commercial banks. The Company consolidates ViaNova.

On November 20, 2018, ViaNova entered into a Warehousing Credit and Security Agreement with LegacyTexas Bank with an effective date of November 16, 2018. The LegacyTexas Credit Facility was amended on May 4, 2019 and again on September 25, 2019 and October 28, 2019. The LegacyTexas Credit Facility supports the buying, aggregating and distributing of RTLs by ViaNova.  See notes 5, 19 and 20.

Insurance Acquisition Corporation (the “Insurance SPAC”)

The Company is the sponsor of the Insurance SPAC, a blank check company that is seeking to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (each a “Business Combination”).

On March 22, 2019, the Insurance SPAC completed the sale of 15,065,000 units (the “SPAC Units”) in its initial public offering (the “IPO”), including the underwriters’ over-allotment option. Each SPAC Unit consists of one share of the Insurance SPAC’s Class A common stock, par value $0.0001 per share (“SPAC Common Stock”), and one-half of one warrant (each, a “SPAC Warrant”), where each whole SPAC Warrant entitles the holder to purchase one share of SPAC Common Stock for $11.50 per share. The SPAC Units were sold in the IPO at an offering price of $10.00 per SPAC Unit, for gross proceeds of $150.7 million (before underwriting discounts and commissions and offering expenses). Pursuant to the underwriting agreement in the IPO, the Insurance SPAC granted the underwriters in the IPO (the “Underwriters”) a 45-day option to purchase up to 1,965,000 additional SPAC Units solely to cover over-allotments, if any (the “Over-Allotment Option”); on March 22, 2019, the Underwriters exercised the Over-Allotment Option in full. Immediately following the completion of the IPO, there were an aggregate of 20,653,333 shares of SPAC Common Stock issued and outstanding.

If the Insurance SPAC fails to consummate a Business Combination within the first 18 months following the IPO, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets.

The Operating LLC is the manager and a member of each of two entities: Insurance Acquisition Sponsor, LLC and Dioptra Advisors, LLC (together, the “Sponsor Entities”). Insurance Acquisition Sponsor, LLC purchased 375,000 of the Insurance SPAC’s placement units in a private placement that occurred simultaneously with the IPO for an aggregate purchase price of $3,750, or $10.00 per placement unit.  Each placement unit consists of one share of SPAC Common Stock and one-half of one warrant (the “Placement Warrant”).  The placement units are identical to the SPAC Units sold in the IPO except (i) the shares of SPAC Common Stock issued as part of the placement units and the Placement Warrants will not be redeemable by the Insurance SPAC, (ii) the Placement Warrants may be exercised by the holders on a cashless basis, (iii) the shares of SPAC Common Stock issued as part of the placement units, together with the Placement Warrants, are entitled to certain registration rights, and (iv) for so long as they are held by the IPO underwriter, the placement units will not be exercisable more than five years following the effective date of the registration statement filed by the Insurance SPAC in connection with the IPO. Subject to certain limited exceptions, the placement units (including the underlying Placement Warrants and SPAC Common Stock and the shares of SPAC Common Stock issuable upon exercise of the Placement Warrants) will not be transferable, assignable, or salable until 30 days after the completion of our Business Combination.

Of the $3,750 invested by Insurance Acquisition Sponsor, LLC in consideration for the above described placement units of the Insurance SPAC, the Sponsor Entities raised $2,550 from third-party investors and the remaining investment in the private placement was made by the Company.  Certain of the third-party investors are related parties of the Company.  The Company consolidates the Sponsor Entities and treats its investment in the Insurance SPAC as an equity method investment.  The $2,550 raised from third-party investors is treated as non-controlling interest.  See note 12.

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

CCFEL

In June 2018, in response to the uncertainty surrounding Brexit, the Company formed a new subsidiary, CCFEL in Ireland, for the purpose of seeking to become regulated to perform asset management and capital markets activities in Ireland and the European Union.  In April 2019, CCFEL received authorization from the CBI under the European Union (Markets in Financial Instruments) Regulations 2017 to provide investment services in respect of certain financial instruments including transferable securities, money-market instruments, units in collective investment undertakings and various option, futures, swaps, forward rate agreements, and other derivative contracts (“Financial Instruments”).  The services for which CCFEL received authorization include the receipt and transmission of orders in relation to Financial Instruments, the execution of orders on behalf of clients, portfolio management, investment advice and investment research, and financial analysis.  In addition, CCFEL applied for approval of a French branch, which approval was granted by the CBI and the branch was authorized by the French regulators in April 2019.  Following authorization of the French branch of CCFEL, various contracts originally entered into by CCFL were novated to the French branch of CCFEL.  The novation of contracts was completed on July 1, 2019.

Investment in CK Capital Partners B.V. and AOI

In December 2019, the Company acquired a 45% interest in CK Capital Partners B.V. (“CK Capital”), a private company incorporated in the Netherlands.  CK Capital provides asset and investment advisory services relating to real estate holdings.  The Company purchased this interest for $18 (of which $17 was purchased from an entity controlled by the Company’s chairman, Daniel G. Cohen).  In addition, the Company also acquired a 10% interest in Amersfoort Office Investment I Cooperatief U. A. (“AOI”), a real estate holding company, for $1 and subsequently invested $558 in AOI during 2019.   The investments in AOI and CK Capital Partners are included as equity method investments on the consolidated balance sheets.  See notes 12 and 31.

Securities Purchase Agreement – Purchase of IMXI shares

On December 30, 2019, the Company entered into a securities purchase agreement (the “SPA”) with Daniel G. Cohen, the Company’s Chairman, and the DGC Family Fintech Trust (the “DGC Trust”), a trust established by Mr. Cohen.  In connection with the SPA, the Company purchased 662,361 shares of International Money Express, Inc. (“IMXI”), an unrelated publicly traded company, in the aggregate from Mr. Cohen and the DGC Trust.  Of the 662,361 shares, 134,317 shares were unrestricted and 528,044 are subject to sale restrictions.  Of the restricted shares, 264,021 of the restricted shares become freely tradeable once IMXI’s share price equals or exceeds $15.00 per share for 20 out of 30 consecutive trading days or upon a change of control of IMXI.  The remaining 264,023 of restricted shares become freely tradeable once IMXI’s share price equals or exceed $17.00 per share for 20 out of 30 consecutive trading days or upon a change of control of IMXI.  IMXI’s share price closed at $11.89 on December 30, 2019.  In exchange for the IMXI shares, the Operating LLC issued 22,429,541 units of membership interests to Mr. Cohen and the DGC Trust.  These units of membership interests represent an equity interest in the Operating LLC.  The units of membership interests are redeemable and, if redeemed, Cohen & Company Inc. can determine to have the Operating LLC pay cash in exchange for the units or Cohen & Company Inc. may instead issue additional Common Shares on a 1 for 10 basis in exchange for the units.  Therefore, the units may be convertible into 2,242,954 Common Shares.  The Company obtained a third-party valuation of the IMXI shares and determined the value of these shares upon closing of the SPA was $7,779.  The Company recorded this transaction as an increase in other investments, at fair value of $7,779 and an increase in non-controlling interest of $7,779 in its consolidated financial statements.  In connection with the SPA, Cohen & Company Inc. issued 22,429,541 series F preferred shares to Mr. Cohen and the DGC Trust.  These preferred shares are non-economic voting only shares and are entitled to vote on matters on a 1 for 10 basis (i.e. the total votes represented by the series F preferred shares are 2,242,954).  The series F preferred shares do not participate in earnings or dividends.

Immediately prior to the effectiveness of the SPA, Cohen & Company Inc. owned 67.8% of the outstanding units of membership interests of the Operating LLC.  Immediately subsequent to the effectiveness of the SPA, Cohen & Company Inc. owned 28.75% of the outstanding units of membership interests of the Operating LLC.  As part of the SPA, Mr. Cohen and the DGC Trust agreed to grant to Cohen & Company Inc. a proxy to vote, at any meeting, the number of the units of membership interests owned by Mr. Cohen and the DGC Trust so that Cohen & Company Inc. would have 51.00% of the total votes eligible to vote at such meeting (the “SPA Proxy”).  The actual units that are subject to this proxy are determined at any meeting of the Operating LLC that a vote is held as follows:  First, the total number of units of membership interests entitled to vote is determined.  Second, the total number of units entitled to vote is multiplied by 51% and the total units of membership interests held by Cohen & Company Inc. is subtracted from this amount.  The result represents the total number of units of membership interests owned by Mr. Cohen and the DGC Trust that will be subject to the SPA Proxy and that Cohen & Company Inc. will be entitled to vote.  The amount of units subject to the proxy is allocated between Mr. Cohen and DGC Trust on a pro rata allocation.

Therefore, subsequent to the SPA and taking into account the SPA Proxy, Cohen & Company Inc. owns 28.75% of the economic interests of the Operating LLC and controls 51.00% of the voting interests of the Operating LLC.  Because Cohen & Company Inc. continues to maintain voting control of the Operating LLC, Cohen & Company Inc. will continue to consolidate the Operating LLC in its consolidated financial statements.  However, earnings shall be allocated to Cohen & Company Inc. and the other members of the Operating LLC based on their respective economic interests.  Accordingly, the non-controlling interest percentage reflected in the consolidated statement of operations will change from 32.22% immediately prior to the effectiveness of the SPA to 71.25% immediately subsequent to the effectiveness of the SPA.

See notes 3, 21, and 31.

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

In connection with the final extension of the European Sale Agreement’s termination date, the parties to the transaction agreed that upon a termination of the European Sale Agreement by either party, Daniel G. Cohen’s employment agreement would be amended to reduce the payment the Company was required to pay to Daniel G. Cohen in the event his employment was terminated without “cause” or for “good reason” (as such terms are defined in Daniel G. Cohen’s employment agreement) from $3,000 to $1,000. In addition, the parties agreed that upon a termination of the European Sale Agreement by either party, Daniel G. Cohen would be required to pay to the Company $600 representing a portion of the transaction costs incurred by the Company (the “Termination Fee”). See note 31.

On March 10, 2017, the Operating LLC issued a convertible senior secured promissory note (the “2017 Convertible Note”) in the aggregate principal amount of $15,000 to the DGC Trust. The convertible note was issued in exchange for $15,000 in cash. See note 20 for the details regarding the 2017 Convertible Note. The Company agreed to pay to the DGC Trust a $600 transaction fee (the “Transaction Fee”) pursuant to the 2017 Convertible Note.

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

NET TRADING
(Dollars in Thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net realized gains / (losses)- trading inventory	$24,118	$20,914	$21,277
Net unrealized gains / (losses)-trading inventory	(1,320)	1,236	598
Gains and losses	22,798	22,150	21,875

Interest income-trading inventory	6,921	5,040	2,071
Interest income - loans held for sale	236	-	-
Interest income-receivables under resale agreements	176,336	67,846	13,874
Interest income	183,493	72,886	15,945

Interest expense-securities sold under agreement to repurchase	(164,851)	(63,707)	(10,234)
Interest expense-LegacyTexas Credit Facility	(100)	-	-
Interest expense-margin payable	(3,168)	(2,031)	(677)
Interest expense	(168,119)	(65,738)	(10,911)

Net trading	$38,172	$29,298	$26,909

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 8.  Loans held for sale are included as a component of other assets.  See note 15.  See note 11 for discussion of receivables under resale agreements and securities sold under agreements to repurchase.  See note 6 for discussion of margin payable.  See note 20 for discussion of LegacyTexas Credit Facility.

6.	RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	As of December 31,
	2019	2018
Deposits with clearing organizations	$250	$250
Unsettled regular way trades, net	12,170	-
Receivable from clearing organizations	83,712	129,562
Receivables from brokers, dealers, and clearing agencies	$96,132	$129,812

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	As of December 31,
	2019	2018
Unsettled regular way trades, net	$-	$5,822
Margin payable	208,441	195,776
Due to clearing agent	32,820	-
Payables to brokers, dealers, and clearing agencies	$241,261	$201,598

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

Due to clearing agent represents amounts due to Bank of New York under the Company’s intra-day and overnight lending facility supporting the GCF matched repo business.  See note 11.

7. OTHER RECEIVABLES

Other receivables consisted of the following.

OTHER RECEIVABLES
(Dollars in Thousands)

	As of December 31,
	2019	2018
Cash collateral due from counterparties	$41,172	$6,216
Asset management fees receivable	1,159	947
New issue and advisory fees receivable	-	2,100
Accrued interest and dividend receivable	3,549	2,359
Revenue share receivable	150	140
Other receivables	595	310
Other receivables	$46,625	$12,072

When the Company enters into a reverse repo, the Company obtains collateral in excess of the principal of the reverse repo.   The Company accepts collateral in the form of liquid securities or cash.  If the value of the securities the Company receives as collateral increases, the Company’s reverse repo counterparties may request a return of some of their collateral.  In some cases, the Company will return to them cash instead of securities.  In that case, the Company includes the cash returned as a component of other receivables (see above).

When the Company enters into repo transactions, the Company provides collateral to the Company’s repo counterparties in excess of the principal balance of the repo.  The Company’s counterparties accept collateral in the form of liquid securities or cash.  To the extent the Company provides the collateral in cash, the Company includes it as a component of other receivables (see above).

Asset management and new issue and advisory receivables are of a routine and short-term nature. These amounts are generally accrued monthly and paid on a monthly or quarterly basis. See note 3-N regarding asset management fees accrued.

New issue and advisory fee receivable are amounts due from revenue earned from new issue and advisory services.

Accrued interest and dividends receivable represents interest and dividends accrued on the Company’s investment securities included as a component of investments-trading or other investments, at fair value. Interest payable on securities sold, not yet purchased is included as a component of accounts payable and other liabilities. See note 17.

Revenue share receivable represents the amount due to the Company for the Company’s share of revenue generated from various entities in which the Company receives a share of the entity’s revenue. Other receivables represent other miscellaneous receivables that are of a short-term nature.

8. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-Trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	As of December 31,
	2019	2018
U.S. government agency MBS and CMOs	$196,146	$149,651
U.S. government agency debt securities	14,680	14,915
RMBS	15	21
U.S. Treasury securities	11,105	4,099
ABS	100	100
SBA loans	27,634	31,496
Corporate bonds and redeemable preferred stock	38,503	44,507
Foreign government bonds	844	117
Municipal bonds	13,737	47,433
Certificates of deposit	841	302
Derivatives	3,686	8,212
Equity securities	561	382
Investments-trading	$307,852	$301,235

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	As of December 31,
	2019	2018
U.S. government agency MBS and CMOs	$-	$16
U.S. Treasury securities	16,827	70,010
Corporate bonds and redeemable preferred stock	58,083	43,957
Municipal bonds	20	20
Derivatives	3,017	6,119
Trading securities sold, not yet purchased	$77,947	$120,122

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

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	As of December 31, 2019
	Cost	Carrying Value	Unrealized Gain / (Loss)

Equity securities	$8,598	$9,352	$754
CLOs	2,894	2,522	(372)
U.S. Insurance JV	2,048	2,223	175
SPAC Funds	646	668	22
Residential loans	129	99	(30)
Other investments, at fair value	$14,315	$14,864	$549

	As of December 31, 2018
	Cost	Carrying Value	Unrealized Gain / (Loss)
Equity securities	$5,016	$6,650	$1,634
CLOs	3,099	2,730	(369)
CDOs	189	26	(163)
EuroDekania	4,489	1,533	(2,956)
U.S. Insurance JV	1,900	1,925	25
SPAC Funds	600	592	(8)
Residential loans	39	325	286
Foreign currency forward contracts	-	(13)	(13)
Other investments, at fair value	$15,332	$13,768	$(1,564)

9. FAIR VALUE DISCLOSURES

Fair Value Option

The Company has elected to account for certain of its other financial assets at fair value under the fair value option provisions of ASC 825. The primary reason for electing the fair value option was to reduce the burden of monitoring the differences between the cost and the fair value of the Company’s investments, previously classified as available for sale securities, including the assessment as to whether the declines are temporary in nature and to further remove an element of management judgment.

Such financial assets accounted for at fair value include:

•	securities that would otherwise qualify for available for sale treatment;
•	investments in equity method affiliates that have the attributes in ASC 946-10-15-2 (commonly referred to as investment companies); and
•	investments in residential loans.

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) of $1,080, $ 2,616, and $(312) related to changes in fair value of investments that are included as a component of other investments, at fair value during the years ended December 31, 2019,  2018, and 2017, respectively.

Fair Value Measurements

In accordance with ASC 820, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level valuation hierarchy. The valuation hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the valuation hierarchy under ASC 820 are described below.

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

A review of the valuation hierarchy classifications is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain financial assets or liabilities. There were no transfers between level 1 and level 2 of the valuation hierarchy during 2019 or 2018.  Reclassifications between levels of the valuation hierarchy are reported as transfers in or transfers out as of the beginning of the period in which reclassifications occur.

The following tables present information about the Company’s assets and liabilities measured at fair value as of December 31, 2019 and 2018 and indicates the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2019
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$196,146	$-	$196,146	$-
U.S. government agency debt securities	14,680	-	14,680	-
RMBS	15	-	15	-
U.S. Treasury securities	11,105	11,105	-	-
ABS	100	-	100	-
SBA loans	27,634	-	27,634	-
Corporate bonds and redeemable preferred stock	38,503	-	38,503	-
Foreign government bonds	844	-	844	-
Municipal bonds	13,737	-	13,737	-
Certificates of deposit	841	-	841	-
Derivatives	3,686	-	3,686	-
Equity securities	561	-	561	-
Total investments - trading	$307,852	$11,105	$296,747	$-

Other investments, at fair value:
Equity securities	$9,352	$2,009	$7,343	$-
CLOs	2,522	-	-	2,522
Residential loans	99	-	99	-
	11,973	$2,009	$7,442	$2,522
Investments measured at NAV (1)	2,891
Total other investments, at fair value	$14,864
Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$16,827	$16,827	$-	$-
Corporate bonds and redeemable preferred stock	58,083	-	58,083	-
Municipal bonds	20	-	20	-
Derivatives	3,017	-	3,017	-
Total trading securities sold, not yet purchased	$77,947	$16,827	$61,120	$-

(1)

As a practical expedient, the Company uses NAV (or its equivalent) to measure the fair value of its investments in the U.S. Insurance JV and the SPAC Funds.  The U.S. Insurance JV invests in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies.  The SPAC Funds invest in equity securities of SPACs.  According to ASC 820, these investments are not categorized within the valuation hierarchy.

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

(1)

As a practical expedient, the Company utilized NAV (or its equivalent) to measure the fair value of its investments in EuroDekania, the U.S. Insurance JV, and the SPAC Funds.  EuroDekania sold its remaining investments in 2019.  Prior to the sale of its remaining investments, EuroDekania invested in hybrid capital securities of European companies.  The U.S. Insurance JV invests in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies.  The SPAC Funds invest in equity securities of SPACs.  According to ASC 820, these investments are not categorized within the valuation hierarchy.

The following provides a brief description of the types of financial instruments the Company holds, the methodology for estimating fair value, and the level within the valuation hierarchy of the estimate. The discussion that follows applies regardless of whether the instrument is included in investments-trading; other investments, at fair value; or trading securities sold, not yet purchased.

U.S. Government Agency MBS and CMOs: These are securities that are generally traded over the counter. The Company generally values these securities using third-party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third-party pricing services. These valuations are based on a market approach. The Company classifies the fair value of these securities within level 2 of the valuation hierarchy.

U.S. Government Agency Debt Securities: Callable and non-callable U.S. government agency debt securities are measured primarily based on quoted market prices obtained from third-party pricing services. Non-callable U.S. government agency debt securities are generally classified within level 1 and callable U.S. government agency debt securities are classified within level 2 of the valuation hierarchy.

RMBS: The Company generally values these securities using third-party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third-party pricing services. These valuations are based on a market approach. The Company generally classifies the fair value of these securities based on third-party quotations within level 2 of the valuation hierarchy.

U.S. Treasury Securities: U.S. Treasury securities include U.S. Treasury bonds and notes and the fair values of the U.S. Treasury securities are based on quoted prices or market activity in active markets. Valuation adjustments are not applied. The Company classifies the fair value of these securities within level 1 of the valuation hierarchy.

CLOs, CDOs, and ABS: CLOs, CDOs, and ABS are interests in securitizations. ABS may include, but are not limited to, securities backed by auto loans, credit card receivables, or student loans. When the Company is able to obtain independent market quotations from at least two broker-dealers and where a price within the range of at least two broker-dealers is used or market price quotations from third-party pricing services is used, these interests in securitizations will generally be classified within level 2 of the valuation hierarchy. These valuations are based on a market approach. The independent market quotations from broker-dealers are generally nonbinding. The Company seeks quotations from broker-dealers that historically have actively traded, monitored, issued, and been knowledgeable about the interests in securitizations. The Company generally believes  to the extent that it (i) receives two quotations in a similar range from broker-dealers knowledgeable about these interests in securitizations and (ii) considers the broker-dealers gather and utilize observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources, then classification within level 2 of the valuation hierarchy is appropriate. In the absence of two broker-dealer market quotations, a single broker-dealer market quotation may be used without corroboration of the quote in which case the Company generally classifies the fair value within level 3 of the valuation hierarchy.

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

Establishing fair value is inherently subjective (given the volatile and sometimes illiquid markets for certain interests in securitizations) and requires management to make a number of assumptions, including assumptions about the future of interest rates, discount rates, and the timing of cash flows. The assumptions the Company applies are specific to each security. Although the Company may rely on internal calculations to compute the fair value of certain interest in securitizations, the Company requests and considers indications of fair value from third-party pricing services to assist in the valuation process.

SBA Loans: SBA loans include loans and SBA interest only strips.  In the case of loans, the Company generally values these securities using third-party quotations such as unadjusted broker-dealer quoted prices, internal valuation models using observable inputs, or market price quotations from third-party pricing services. The Company generally classifies these investments within level 2 of the valuation hierarchy. These valuations are based on a market approach. SBA interest only strips do not trade in an active market with readily available prices. Accordingly, the Company generally uses valuation models to determine fair value and classifies the fair value of the SBA interest only strips within level 2 or level 3 of the valuation hierarchy depending on whether the model inputs are observable or not.

Corporate Bonds and Redeemable Preferred Stock: The Company uses recently executed transactions or third-party quotations from independent pricing services to arrive at the fair value of its investments in corporate bonds and redeemable preferred stock. These valuations are based on a market approach. The Company generally classifies the fair value of these bonds within level 2 of the valuation hierarchy. In instances where the fair values of securities are based on quoted prices in active markets (for example with redeemable preferred stock), the Company classifies the fair value of these securities within level 1 of the valuation hierarchy.

Foreign Government Bonds: The fair value of foreign government bonds is estimated using valuations provided by third-party pricing services and classifies the fair value within level 2 of the valuation hierarchy.

Municipal Bonds: Municipal bonds, which include obligations of U.S. states, municipalities, and political subdivisions, primarily include bonds or notes issued by U.S. municipalities. The Company generally values these securities using third-party quotations such as market price quotations from third-party pricing services. The Company generally classifies the fair value of these bonds within level 2 of the valuation hierarchy. The valuations are based on a market approach. In instances where the Company is unable to obtain reliable market price quotations from third-party pricing services, the Company will use its own internal valuation models. In these cases, the Company will classify such securities as level 3 within the valuation hierarchy until it is able to obtain third-party pricing.

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

The Company may own an option or warrant where the underlying security is publicly traded but the option or warrant is not.  In those cases, the Company may determine fair value using a Black-Scholes model and will generally classify their fair value within level 2 within the valuation hierarchy.

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

TBAs and Other Forward Agency MBS Contracts

The Company generally values these securities using third-party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third-party pricing services. TBAs and other forward agency MBS contracts are generally classified within level 2 of the valuation hierarchy. If there is limited transaction activity or less transparency to observe market-based inputs to valuation models, TBAs and other forward agency MBS contracts are classified within level 3 of the valuation hierarchy. U.S. government agency MBS and CMOs include TBAs and other forward agency MBS contracts. Unrealized gains on TBAs and other forward agency MBS contracts are included in investments-trading on the Company’s consolidated balance sheets and unrealized losses on TBAs and other forward agency MBS contracts are included in trading securities sold, not yet purchased on the Company’s consolidated balance sheets. See note 10.

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

LEVEL 3 ROLLFORWARD
(Dollars in thousands)

	For the year ended December 31,
	2019	2018
Beginning of Period	$2,756	$6,577
Net trading	-	200
Gains & losses (1)	(123)	(218)
Accretion of income (1)	414	1,365
Purchases	-	9,851
Sales and returns of capital	(525)	(15,019)
End of Period	$2,522	$2,756

Change in unrealized gains / (losses) (2)	$(4)	$(683)

(1)	Gains and losses on and accretion of income on other investments, at fair value are recorded as a component of principal transactions and other income in the consolidated statements of operations.
(2)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

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

 The following tables provide the quantitative information about level 3 fair value measurements as December 31, 2019 and 2018.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2019	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$2,522	Discounted Cash Flow Model	Yield	17.9%	16.9% - 19.2%
			Duration (years)	5.8	5.3 - 6.5
			Default rate	2.0%	2.0% - 2.0%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2018	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$2,730	Discounted Cash Flow Model	Yield	20.0%	18.1% - 21.6%
			Duration (years)	6.9	6.3 - 7.5
			Default rate	2.0%	2.0% - 2.0%

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

Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of ASC 820 have been applied), which are measured at fair value on a recurring basis as of December 31, 2019 and 2018.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in thousands)

	December 31, 2019	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
U.S. Insurance JV (b)	$2,223	$817	N/A	N/A
SPAC Funds (c)	668	N/A	Quarterly after 1 year lock up	90 days
	$2,891

	December 31, 2018	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
EuroDekania (a)	$1,533	N/A	N/A	N/A
U.S. Insurance JV (b)	1,925	$1,100	N/A	N/A
SPAC Funds (c)	592	N/A	Quarterly after 1 year lock up	90 days
	$4,050

N/A – Not applicable.

(a)

EuroDekania sold its remaining investments in 2019.  Prior to that sale, EuroDekania owned investments in hybrid capital securities that had attributes of debt and equity, primarily in the form of subordinated debt issued by insurance companies, banks, and bank holding companies based primarily in Western Europe; widely syndicated leveraged loans issued by European corporations; commercial mortgage backed securities (“CMBS”), including subordinated interests in first mortgage real estate loans; and RMBS and ABS backed by consumer and commercial receivables. The majority of the assets were denominated in Euros and U.K. Pounds Sterling.

(b)	The U.S. Insurance JV invests in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies.
(c)	The SPAC Funds invest in equity interests of SPACs.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company may, from time to time, enter into the following derivative instruments.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of December 31, 2019, and 2018, the Company had outstanding foreign currency forward contracts with a notional amount of 0 and 1,250 Euros, respectively.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures.  The Company carries the EuroDollar future contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets.  As of December 31, 2019, and 2018, the Company had no outstanding EuroDollar future contracts.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments—trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At December 31, 2019, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $1,773,000 and open TBA and other forward MBS sale agreements in the notional amount of $1,874,194. At December 31, 2018, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,025,850 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,069,608.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price.  At December 31, 2019, the Company had open forward purchase commitments in the notional amount of $1,526.  At December 31, 2018, the Company had open forward purchase commitments of $15,925.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) presented in the consolidated balance sheets as of December 31, 2019 and 2018.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

		As of December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Classification	2019	2018
TBA and other forward agency MBS	Investments-trading	$3,686	$8,142
Other extended settlement trades	Investments-trading	-	70
Foreign currency forward contracts	Other investments, at fair value	-	(13)
TBA and other forward agency MBS	Trading securities sold, not yet purchased	(3,017)	(6,116)
Other extended settlement trades	Trading securities sold, not yet purchased	-	(3)
		$669	$2,080

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

		For the Year Ended December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments Under ASC 815	Income Statement Classification	2019	2018	2017
Foreign currency forward contracts	Revenues-principal transactions and other income	$51	$87	$(145)
Other extended settlement trades	Revenues-principal transactions and other income	-	-	(251)
Other extended settlement trades	Revenues-net trading	(70)	60	10
TBA and other forward agency MBS	Revenues-net trading	6,545	6,053	6,909
		$6,526	$6,200	$6,523

11. COLLATERALIZED SECURITIES TRANSACTIONS

Matched Book Repo Business

The Company enters into repo and reverse repos as part of its matched book repo business.  In general, the Company will lend money to a counterparty after obtaining collateral securities from that counterparty pursuant to a reverse repos.  The Company will borrow money from another counterparty using those same collateral securities pursuant to a  repo.  The Company seeks to earn net interest income on these transactions. Currently, the Company categorizes its matched book repo business into two major groups: gestation repo and GCF repo.

Gestation Repo

Gestation repo involves entering into repo and reverse repos where the underlying collateral security represents a pool of newly issued mortgage loans.  The borrowers (the reverse repo counterparties) are generally mortgage originators.  The lenders (the repo counterparties) are a diverse group of the counterparties comprised of banks, insurance companies, and other financial institutions.  The Company’s gestation repo transactions were cleared through Industrial and Commercial Bank of China (“ICBC”) through April 1, 2018.  Subsequent to that date, the Company has self-cleared its gestation repo transactions.

GCF Repo

In October 2017, the Company became as a full netting member of the FICC’s Government Securities Division.  As a full netting member of the FICC, the Company has access to the FICC’s GCF repo service that provides netting and settlement services for repo transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities).  The Company began entering into matched book GCF repo transactions in November 2017.  The borrowers (the reverse repo counterparties) are a diverse group of financial institutions including hedge funds, registered investment funds, REITs, and other similar counterparties.  The lenders (the repo counterparties)  are the FICC and other large financial institutions.  The Company uses Bank of New York (“BONY”) as its settlement agent for its GCF repo matched book transactions.  The Company is considered self-clearing for this business. In connection with the Company’s full netting membership of the FICC, the Company agreed to establish and maintain a committed line of credit in a minimum amount of $25,000, which it entered into with Fifth Third Financial Bank, N.A. (FT Financial) on April 25, 2018.  This line of credit arrangement was subsequently amended.  See note 20.

Other Repo Transactions

In addition to the Company’s matched book repo business, the Company may also enter into reverse repos to acquire securities, to cover short positions or as an investment. Additionally, the Company may enter into repos to finance the Company’s securities positions held in inventory.  These repo and reverse repos are generally cleared on a bilateral or triparty basis; no clearing broker is involved.  These transactions are not matched.

Repo Information

At December 31, 2019 and 2018, the Company held reverse repos of $7,500,002 and $7,632,230, respectively, and the fair value of securities and cash received as collateral under reverse repos was $7,769,693 and $7,905,823, respectively. As of December 31, 2019, and 2018, the reverse repo balance was comprised of receivables collateralized by 41 and 36 counterparties, respectively.

At December 31, 2019 and 2018, the Company had repos of $7,534,443 and $7,671,764, respectively, and the fair value of securities and cash collateral pledged as collateral under repos was $7,561,978 and $7,694,018, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

Intraday and Overnight Lending Facility

In conjunction with the Company’s GCF repo business, on October 19, 2018, the Company and BONY entered into an intraday lending facility.  The lending facility allows for BONY to advance funds to JVB in order to facilitate the settlement of GCF repo transactions.  The total committed amount at December 31, 2019 was $75,000.  The current termination date of this facility is October 16, 2020. It is expected that this facility will be renewed for successive 364-day periods provided that the Company continues its GCF matched book repo business.

The BONY lending facility is structured so that advances are generally repaid before the end of each business day.  However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan.  Intraday loans accrue interest at an annual rate of 0.12%.  Interest is charged based on the number of minutes in a day the advance is outstanding.  Overnight loans are charged interest at the base rate plus 3% on a daily basis.  The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time.  During the year ended December 31, 2019, advances of $32,818 were made under this facility.   This draw plus accrued interest of $2, or $32,820, was outstanding as of December 31, 2019 and was included as a component of payable to brokers, dealers, and clearing agencies in the statement of financial condition. This amount was repaid in full in January 2020.

Concentration

In the matched book repo business, the demand for borrowed funds is generated by the reverse repo counterparty and the supply of funds is provided by the repo counterparty.

On the demand side, the Company does not consider its GCF repo business to be concentrated because the Company’s reverse repo counterparties are a diverse group of financial institutions.

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

The gestation repo business has been and continues to be concentrated as to reverse repo counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of December 31, 2019, and 2018, the Company’s gestation reverse repos shown in the tables below represented balances from seven and six counterparties, respectively.  The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business (both gestation and GCF repo) was $12,011,  $4,624, and $3,789 for the years ended December 31, 2019,  2018, and 2017, respectively.

Detail

Effective June 1, 2019, the Company changed its accounting policy regarding the netting of reverse repo and repo transactions.  ASC 210 provides the option to present reverse repo and repo on a net basis if certain netting conditions are met.  Prior to this date, the Company utilized this option and presented repo and reverse repo on a net basis when these conditions were met.  As of June 1, 2019, the Company changed its policy to present all repo and reverse repo transactions on a gross basis even if the underlying netting conditions are met.  The Company believes that the newly adopted accounting principle is preferable in the circumstances because it provides consistency for the accounting of all repo and reverse repos, as well as more information on the face of the financial statements. The amounts in the table below (including periods prior to June 1, 2019) are presented on a gross basis.

As of December 31, 2019, the Company had outstanding reverse repos of $7,500,002 and repos of $7,534,443.  Included in these amounts are outstanding reverse repos of $371,025 and repos of, $5,138,712 where the FICC was the Company’s counterparty to the transaction and which were subject to a master netting arrangement.

As of December 31, 2018, the Company had outstanding reverse repos of $7,632,230 and repos of $7,671,764.  Included in these amounts are outstanding reverse repos of $2,461,177 and repos of $6,923,912, where the FICC was the Company’s counterparty to the transaction and which were subject to a master netting arrangement.

The following tables summarize the remaining contractual maturity of the gross obligations under repos accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown.  All amounts as well as counterparty cash collateral (see notes 7 and 17) are subject to master netting arrangements.

.

Secured Borrowings
(Dollars in Thousands)
December 31, 2019
	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. treasury and government agency MBS (GCF repo)	$5,117,811	$1,546,510	$-	$-	$6,664,321
MBS (gestation repo)	-	742,035	100,403	-	842,438
SBA loans	27,684	-	-	-	27,684
	$5,145,495	$2,288,545	$100,403	$-	$7,534,443

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. treasury and government agency MBS (GCF repo)	$1,231,027	$2,525,188	$2,319,079	$575,058	$6,650,352
MBS (gestation repo)	-	747,692	101,958	-	849,650
	$1,231,027	$3,272,880	$2,421,037	$575,058	$7,500,002

SECURED BORROWINGS
(Dollars in Thousands)
December 31, 2018

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. treasury and government agency MBS (GCF repo)	$7,014,758	$250,537	$-	$-	$7,265,295
MBS (gestation repo)	-	287,400	100,918	-	388,318
SBA loans	18,151	-	-	-	18,151
	$7,032,909	$537,937	$100,918	$-	$7,671,764

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
U.S. treasury and government agency MBS (GCF repo)	$10,864	$5,477,247	$598,635	$1,157,349	$7,244,095
MBS (gestation repo)	-	287,209	100,926	-	388,135
	$10,864	$5,764,456	$699,561	$1,157,349	$7,632,230

12.  INVESTMENTS IN EQUITY METHOD AFFILIATES

Equity method accounting requires the Company to record its investments in equity method affiliates on the consolidated balance sheets and to recognize its share of the equity method affiliates’ net income as earnings each reporting period.

The Company has certain equity method affiliates for which it has elected the fair value option.  Those investees are excluded from the table below and are included as a component of other investments, at fair value in the consolidated balance sheets.  All gains and losses (unrealized and realized) from securities classified as other investments, at fair value in the consolidated balance sheets are recorded as a component of principal transactions and other income in the consolidated statement of operations.

The following table summarizes the activity and earnings in the Company’s investment that is accounted for under the equity method. See note 4 and note 31.

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Insurance SPAC	AOI	CK Capital	Total
January 1, 2019	$-	$-	$-	$-
Investments / advances	3,775	559	18	4,352
Distributions / repayments	-	-	-	-
Earnings / (loss) realized	(553)	-	-	(553)
December 31, 2019	$3,222	$559	$18	$3,799

SUMMARY DATA OF EQUITY METHOD INVESTEES
(Dollars in Thousands)

	December 31, 2019	December 31, 2018
Total Assets	$229,870	$64,497

Liabilities	$7,289	$478
Equity attributable to the investees	222,581	64,002
Non-controlling interest	-	17
Total Liabilities & Equity	$229,870	$64,497

	Year Ended December 31,
	2019	2018	2017

Net income/(loss)	6,009	4,189	(238)
Net income/(loss) attributable to the investee	6,005	4,176	(237)

13. GOODWILL

Goodwill is comprised of the following.

GOODWILL
(Dollars in Thousands)

	As of December 31,
	2019	2018
AFN	$110	$110
JVB	7,882	7,882
Goodwill	$7,992	$7,992

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

AFN Goodwill

The annual impairment testing date for the AFN goodwill is October 1. The first testing date following the Merger was October 1, 2010. The Company determined the goodwill was not impaired as of 2019,  2018, and 2017.

JVB Goodwill

The annual impairment testing date for the JVB goodwill is January 1. The first testing date after the acquisition was January 1, 2012. The Company determined the goodwill was not impaired as of 2019,  2018, and 2017.

14. LEASES

As of December 31, 2019, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 8.3 years.  The weighted average discount rate for the leases was 5.31%. Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES
(Dollars in Thousands)

As of December 31, 2019
2020	1,564
2021	1,108
2022	933
2023	950
2024	983
Thereafter	4,094
Total	9,632
Less imputed interest	(1,939)
Lease obligation	$7,693

15. OTHER ASSETS

Other assets consisted of the following.

OTHER ASSETS
(Dollars in Thousands)

	As of December 31,
	2019	2018
Deferred costs	$301	$571
Prepaid expenses	796	1,009
Prepaid income taxes	-	40
Deposits	656	669
Miscellaneous other assets	275	33
Loans held for sale	5,323	-
Furniture, equipment, and leasehold improvements, net	916	1,133
Intangible assets	166	166
Other assets	$8,433	$3,621

Deferred costs and prepaid expenses represent amounts paid for services that are being amortized over their expected period of use and benefit.  They are all routine and short-term in nature.  Deposits are amounts held by landlords or other parties which will be returned or offset upon satisfaction of a lease or other contractual arrangement.  Loans held for sale represent mortgage loans acquired by ViaNova (see note 4) that are being held for resale.  See note 16 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for further discussion of the firm’s furniture, equipment, and leasehold improvements.  Intangible assets represent the carrying value of the JVB broker-dealer license.

16. FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment, and leasehold improvements, net, which are included as a component of other assets on the consolidated balance sheets, are as follows.

FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET
(Dollars in Thousands)

		As of December 31,
	Estimated Useful Lives	2019	2018
Furniture and equipment	3 to 5 Years	$1,042	$1,726
Leasehold improvements	5 to 10 Years	855	894
		1,897	2,620
Accumulated depreciation		(981)	(1,487)
Furniture, equipment, and leasehold improvements, net		$916	$1,133

For the year ended December 31, 2019, the Company wrote-off fully depreciated furniture and equipment and leasehold improvements of $825.

The Company recognized depreciation and amortization expense of $318,  $261, and $249 for the years ended December 31, 2019,  2018, and 2017, respectively, as a component of depreciation and amortization on the consolidated statements of operations, all of which represented depreciation of furniture, equipment, and leasehold improvements.

17. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)
	As of December 31,
	2019	2018
Accounts payable	$362	$359
Redeemable financial instruments accrued interest	403	714
Straight line rent payable	-	405
Accrued interest payable	711	674
Accrued interest on securities sold, not yet purchased	914	1,184
Payroll taxes payable	729	721
Counterparty cash collateral	9,524	4,227
Accrued expense and other liabilities	7,652	3,168
Accounts payable and other liabilities	$20,295	$11,452

The redeemable financial instrument accrued interest represents accrued interest on the JKD Capital Partners I LTD and the DGC Trust/CBF redeemable financial instruments.  See note 19.

When the Company enters into a reverse repo, the Company obtains collateral in excess of the principal of the reverse repo.   The Company accepts collateral in the form of liquid securities or cash.  To the extent the Company receives cash collateral, the Company includes it as a component of other liabilities (counterparty cash collateral) in the table above.  See note 11.

When the Company enters into repo transactions, the Company provides collateral to the Company’s repo counterparty in excess of the principal balance of the repo.  If the value of the securities the Company provides as collateral increases, the Company may request a return of some of its collateral.  In some cases, the repo counterparty will return cash instead of securities.  In that case, the Company includes the cash returned as a component of other liabilities (counterparty cash collateral) in the table above.  See note 11.

18. VARIABLE INTEREST ENTITIES

As a general matter, a reporting entity must consolidate a VIE when it is deemed to be the primary beneficiary.  The primary beneficiary is the entity that has both (a) the power to direct the matters that most significantly impact the VIE’s financial performance and (b) a significant variable interest in the VIE.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of December 31, 2019,  there were  $817 of unfunded commitments to VIEs in which the Company has invested.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the years ended December 31, 2019 and 2018 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2019 and 2018.  See table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 20) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at December 31, 2019 and 2018.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	As of December 31,
	2019	2018
Other Investments, at fair value	$5,413	$5,273
Maximum Exposure	$5,413	$5,273

19.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in Thousands)

	As of December 31,
	2019	2018
JKD Investor	$7,957	$6,732
DGC Trust / CBF	8,500	10,000
ViaNova Capital Group, LLC	526	716
	$16,983	$17,448

JKD Capital Partners I LTD Amendment

On October 3, 2016, the Operating LLC entered into an investment agreement (the “JKD Investment Agreement”), by and between Operating LLC and JKD Capital Partners I LTD (the “JKD Investor”), pursuant to which the JKD Investor agreed to invest up to $12,000 in the Operating LLC (the “JKD Investment”), $6,000 of which was invested upon the execution of the JKD Investment Agreement, an additional $1,000 was invested in January 2017, and an additional $1,268 was invested on January 9, 2019.  The JKD Investor is owned by Jack DiMaio, the vice chairman of the Company’s board of directors and his spouse.

In exchange for the JKD Investment, the Operating LLC agreed to pay to JKD Investor during the term of the JKD Investment Agreement an amount (“JKD Investment Return”) equal to 50% of the difference between (i) the revenues generated during a quarter by the activities of the Institutional Corporate Trading Business of JVB (as defined in the JKD Investment Agreement, as amended) and (ii) certain expenses incurred by such Institutional Corporate Trading Business (the “Institutional Corporate Trading Business Net Revenue”). This JKD Investment Return is recorded monthly as interest expense or (interest income) with the related accrued interest recorded in accounts payable and other accrued liabilities. If the return is negative in an individual quarter, it will reduce the balance of the JKD Investment.  Payments of the JKD Investment Return are made on a quarterly basis.  The term of the JKD Investment Agreement commenced on October 3, 2016 and will continue until a redemption (as described below) occurs, unless the JKD Investment Agreement is earlier terminated.

On March 6, 2019, the JKD Investor and the Operating LLC entered into an amendment to the JKD Investment Agreement (the “JKD Investment Agreement Amendment”), pursuant to which the term “JKD Investment Return” under the JKD Investment Agreement was amended as follows:

(a)	during the fourth quarter of 2018, an amount equal to 42% of the Institutional Corporate Trading Business Net Revenue, and
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

If the Operating LLC or JVB sells JVB’s Institutional Corporate Trading Business to any unaffiliated third-party, and such sale is not part of a larger sale of all or substantially all of the assets or equity securities of the Operating LLC or JVB, the Operating LLC will pay to the JKD Investor an amount equal to 25% of the net consideration paid to the Operating LLC in connection with such sale, after deducting certain amounts and certain expenses incurred by the Operating LLC or JVB in connection with such sale.

DGC Trust/ CBF Amendments

Prior to September 30, 2019, the DGC Trust / CBF redeemable financial instruments were comprised of two separate agreements: one with CBF pursuant to which CBF invested $8,000 into the Operating LLC (the “CBF Investment Agreement”) and one with the DGC Trust pursuant to which the DGC Trust invested $2,000 into the Operating LLC (the “DGC Trust Investment Agreement”).

The CBF Investment Agreement and the DGC Trust Investment Agreement were amended on September 25, 2019 and again on December 4, 2019, with each amendment becoming effective October 1, 2019.  The amendments included the following changes:

(a)	The term “Investment Amount” under the CBF Investment Agreement was reduced from $8,000 to $6,500 in exchange for a one-time payment of $1,500 by the Operating LLC to CBF; and
(b)	The term “Investment Return” under the CBF Investment Agreement was amended to mean an annual return equal to:

•

for the twelve-month period ending on September 29, 2020, 3.75% of the Investment Amount, plus (x) 11.47% of any revenue of the GCF repo business (the “Revenue of the Business”) during such period between zero and $11,777 plus (y) 7.65% of any Revenue of the Business during such period in excess of $11,777.  Prior to the second amendment,  the Investment Return was with respect to any twelve-month period ending on September 29, 2020  (each, an “Annual Period”)  was 3.75% of the Investment Amount plus (x) 11.47% of the Revenue of the Business for any Annual Period in which the Revenue of the Business was greater than zero but less than or equal to $5,333, (y) $612 for any Annual Period in which the Revenue of the Business is greater than $5,333 but less than or equal to $8,000, or (z) 7.65% of the Revenue of the Business for any Annual Period in which the Revenue of the Business is greater than $8,000, and

•

for any Annual Period following September 29, 2020, (x) for any Annual Period in which the Revenue of the Business is greater than zero, the greater of 20% of the Investment Amount or 15.29% of the Revenue of the Business, or (y) for any Annual Period in which the Revenue of the Business is zero or less than zero, 3.75% of the Investment Amount.

.

(c)	The term “Investment Return” under the DGC Trust Investment Agreement was amended to mean an annual return equal to:

•

for the twelve-month period ending on September 29, 2020, 3.75% of the Investment Amount plus (x) 3.53% of any Revenue of the Business during such period between zero and $11,177 plus (y) 2.35% of any Revenue of the Business during such period in excess of $11,177.  Prior to the second amendment, the Investment Returns was 3.75% of  the Investment Amount, as defined in the DGC Trust Investment Agreement, plus (x) 3.53% of the Revenue of the Business,  for any Annual Period in which the Revenue of the Business is greater than zero but less than or equal to $5,333, (y) $188 for any Annual Period in which the Revenue of the Business is greater than $5,333, but less than or equal to $8,000, or (z) 2.35% of the Revenue of the Business for any Annual Period in which the Revenue of the Business is greater than $8,000, and

•

for any Annual Period following September 29, 2020, (x) for any Annual Period in which the Revenue of the Business is greater than zero, the greater of 20% of the Investment Amount or 4.71% of the Revenue of the Business, or (y) for any Annual Period in which the Revenue of the Business is zero or less than zero, 3.75% of the Investment Amount.

Except as set forth above, the other material terms and conditions of the CBF Investment Agreement and the DGC Trust Investment Agreement remained substantially unchanged by the amendments.  The payment of $1,500 was made by the Operating LLC to CBF in October 2019, which reduced the redeemable financial instrument balance under the CBF Investment Agreement.

Via Nova Capital Group, LLC

On November 16, 2018 and effective as of November 19, 2018, the Operating LLC entered into an investment agreement (the “ViaNova Investment Agreement”) by and among Hancock Funding, LLC (“Hancock”), New Avenue Investments LLC (“New Avenue”), JVB, ViaNova, and the Operating LLC. Pursuant to the ViaNova Investment Agreement, Hancock, New Avenue, the Operating LLC, and JVB agreed to invest $500,  $250,  $500, and $2,750, respectively, into ViaNova (collectively, the “ViaNova Investment”). Pursuant to the ViaNova Investment Agreement, Hancock, the Operating LLC, and JVB invested their respective portions of the ViaNova Investment into ViaNova prior to the effective date of the ViaNova Investment Agreement.  New Avenue has invested $220 of its portion (i.e. $250), the remaining $30 is included in due from related parties.  Hancock and New Avenue are owned by employees of the Company.

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

See note 20 for interest expense incurred on redeemable financial instruments.

20. DEBT

DETAIL OF DEBT
(Dollars in Thousands)

	As of December 31,
Description	2019	2018	Interest Rate Terms	Interest (4)	Maturity
Non-convertible debt:
12.00% senior notes (the "2019 Senior Notes")	$6,786	$-	Fixed	12.00%	September 2020 (1)
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	15,000	15,000	Fixed	8.00%	March 2022 (2)
8.00% convertible senior notes (the "2013 Convertible Notes")	-	6,786	Fixed	8.00%	September 2019 (1)
Less unamortized debt issuance costs	(703)	(974)
	14,297	20,812
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	5.94% %	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	6.11% %	March 2035
Less unamortized discount	(25,124)	(25,401)
	23,001	22,724

FT Financial Bank, N.A. Credit Facility	-	-	Variable	N/A	April 2021

LegacyTexas Credit Facility	4,777	-	Variable	N/A	April 2020
Total	$48,861	$43,536

(1)

On September 25, 2019, the Company amended and restated the previously outstanding 2013 Convertible Notes, which were scheduled to mature on September 25, 2019.  The material terms and conditions of the 2013 Convertible Notes remained substantially the same, except that (i) the maturity date thereof changed from September 25, 2019 to September 25, 2020; (ii) the conversion feature in the 2013 Convertible Notes was removed; (iii) the interest rate thereunder changed from 8% per annum (9% in the event of certain events of default) to 12% per annum (13% in the event of certain events of default); and (iv) the restrictions regarding the prepayment were removed.  The post amendment notes are referred to herein as the “2019 Senior Notes” and the pre-amendment notes are referred to herein as the “2013 Convertible Notes.”

(2)

The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount at any time prior to maturity into units of membership interests of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of membership interests of the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Cohen & Company Inc. common stock, par value $0.01 per share (“Common Stock”) on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units of membership interests and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.

(3)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of December 31, 2019 on a combined basis was 15.04% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(4)	Represents the interest rate in effect as of the last day of the reporting period.

See note 33 for discussion of partial repayment of 2019 Senior Notes and issuance of 2020 Senior Notes on January 31, 2019.

The 2019 Senior Notes

On September 25, 2019, the Company amended and restated the previously outstanding 2013 Convertible Notes, which were scheduled to mature on September 25, 2019.  The material terms and conditions of the 2013 Convertible Notes remained substantially the same, except that (i) the maturity date thereof was changed from September 25, 2019 to September 25, 2020; (ii) the conversion feature in the 2013 Convertible Notes was removed; (iii) the interest rate thereunder was changed from 8% per annum (9% in the event of certain events of default) to 12% per annum (13% in the event of certain events of default); and (iv) the restrictions regarding prepayment were removed.  The post amendment notes are referred to herein as the “2019 Senior Notes” and the pre-amendment notes are referred to herein as the “2013 Convertible Notes.”

Contingent Convertible Debt

The 2017 Convertible Note

On March 10, 2017 (the “Closing Date”), the Operating LLC entered into a Securities Purchase Agreement (the “2017 Convertible Note Purchase Agreement”), by and among the Operating LLC and DGC Trust.

Pursuant to the 2017 Convertible Note Purchase Agreement, the DGC Trust agreed to purchase from the Operating LLC, and the Operating LLC agreed to issue and to sell to the DGC Trust, a convertible senior secured promissory note (the “2017 Convertible Note”) in the aggregate principal amount of $15,000.  On the Closing Date, the DGC Trust paid to the Operating LLC $15,000 in cash in consideration for the 2017 Convertible Note.  In addition, pursuant to the 2017 Convertible Note Purchase Agreement, on the Closing Date, the Operating LLC was required to pay to the DGC Trust the $600 Transaction Fee, which obligation was offset in full by Daniel G. Cohen’s obligation to pay the Termination Fee for the Europe Sale Agreement to the Operating LLC.  As required pursuant to ASC 470, the Company accounted for the 2017 Convertible Notes as conventional convertible debt and did not allocate any amount of the proceeds to the embedded equity option.

Under the 2017 Convertible Note Purchase Agreement, the Operating LLC and the DGC Trust offer customary indemnifications.  Further, the Operating LLC and the DGC Trust provide each other with customary representations and warranties, the Company provides limited representations and warranties to the DGC Trust, and each of the Operating LLC and the Company make customary affirmative covenants.

Pursuant to the 2017 Convertible Note Purchase Agreement, the Company agreed to execute an amendment (the “LLC Agreement Amendment”) to the Amended and Restated Limited Liability Company Agreement of the Operating LLC dated as of December 16, 2009, by and among the Operating LLC and its members, as amended (the “LLC Agreement”) at such time in the future as all of the other members execute the LLC Agreement Amendment.  The LLC Agreement Amendment provides, among other things, that the board of managers will initially consist of Daniel G. Cohen, as chairman of the Operating LLC’s board of managers, Lester R. Brafman (the Company’s current chief executive officer), and Joseph W. Pooler, Jr. (the Company’s current executive vice president, chief financial officer, and treasurer).  The LLC Agreement Amendment also provides that Daniel G. Cohen will not be able to be removed from the Operating LLC’s board of managers or as chairman of the Operating LLC’s board of managers other than for cause or under certain limited circumstances.  On October 30, 2019, each of the members of Cohen & Company, LLC executed the LLC Agreement Amendment.

The outstanding principal amount under the 2017 Convertible Note is due and payable on the fifth anniversary of the Closing Date, provided that the Operating LLC may, in its sole discretion, extend the maturity date for an additional one-year period, in each case unless the 2017 Convertible Note is earlier converted (in the manner described below). The 2017 Convertible Note accrues interest at a rate of 8% per year, payable quarterly. Provided that no event of default has occurred under the 2017 Convertible Note, if dividends of less than $0.20 per share are paid on the Common Stock in any fiscal quarter prior to an interest payment date, then the Operating LLC may pay one-half of the interest payable on such date in cash, and the remaining one-half of the interest otherwise payable will be added to the principal amount of the 2017 Convertible Note then outstanding. In 2019, the Company elected to pay all accrued interest.  The 2017 Convertible Note contains customary “Events of Default.” Upon the occurrence or existence of any Event of Default under the 2017 Convertible Note, the outstanding principal amount is immediately accelerated in certain limited instances and may be accelerated in all other instances upon notice by the holder of the 2017 Convertible Note to the Operating LLC.  Further, upon the occurrence of any Event of Default under the 2017 Convertible Note and for so long as such Event of Default continues, all principal, interest, and other amounts payable under the 2017 Convertible Note will bear interest at a rate equal to 9% per year. The 2017 Convertible Note may not be prepaid in whole or in part prior to the maturity date without the prior written consent of the holder thereof (which may be granted or withheld in its sole discretion).  The 2017 Convertible Note is secured by the equity interests held by the Operating LLC in all of its subsidiaries.

At any time following the Closing Date, all or any portion of the outstanding principal amount of the 2017 Convertible Note may be converted by the holder thereof into units of membership interests of the Operating LLC (“LLC Units”) at a conversion rate equal to $1.45 per unit, subject to customary anti-dilution adjustments.  Units of membership interests of the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Company on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.  Under the 2017 Convertible Note Purchase Agreement, the Company submitted a proposal to the Company’s stockholders at its 2017 annual meeting of stockholders to approve the Company’s issuance, if any, of Common Stock upon any redemption of the LLC Units and the Company’s board of directors agreed to recommend that the Company’s stockholders vote to approve such proposal.  The proposal was approved at the Company’s 2017 annual meeting.

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

The 2017 Convertible Note provides that it is senior to all indebtedness of the Operating LLC incurred following the Closing Date and is senior to any subordinated or junior subordinated indebtedness of the Operating LLC outstanding as of the Closing Date; however, in connection with the FT Financial loan agreement discussed below, the Operating LLC’s payment obligations under the 2017 Convertible Note are subordinated to any loans under the FT Financial Credit Facility.  See note 31.

The 2013 Convertible Notes

In connection with the investments by Mead Park Capital and EBC, as assignee of CBF, in September 2013, the Company issued $8,248 in aggregate principal amount of convertible senior promissory notes.  The 2013 Convertible Notes accrued 8% interest per year, payable quarterly. As required under ASC 470, the Company accounted for the 2013 Convertible Notes as conventional convertible debt and did not allocate any amount of the proceeds to the embedded equity option.

The original maturity date of the 2013 Convertible Notes was September 25, 2018.  Immediately prior to maturity, the 2013 Convertible Notes were held by three holders.  On September 25, 2018, the Company paid one holder in full in the amount of $1,461.  The Company entered into amendments with the remaining two holders: the Edward Cohen IRA and the EBC 2013 Family Trust.

Pursuant to the amendments to the 2013 Convertible Notes, (i) the maturity date of each of the outstanding 2013 Convertible Notes was extended from September 25, 2018 to September 25, 2019 and (ii) the conversion price under each of the outstanding 2013 Convertible Notes was reduced from $30.00 per share of Common Stock to $12.00 per share of Common Stock.

The amendments to the 2013 Convertible Notes provided that, until the Company’s stockholders approved the issuance of the shares of Common Stock issuable upon conversion of the 2013 Convertible Notes for purposes of Section 713 of the NYSE American’s Company Guide, the 2013 Convertible Notes may not be converted if such conversion would result in the Company issuing a number of shares of Common Stock that, when aggregated with any shares of Common Stock previously issued in connection with any conversion under the 2013 Convertible Notes, equals or exceeds, in the aggregate, 19.99% of the outstanding Common Stock as of September 25, 2018.

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

At the Company’s 2019 annual meeting of stockholders held on June 12, 2019, the Company’s stockholders approved the Company’s potential issuances of up to 379,785 shares of Common Stock pursuant to the 2013 Convertible Note held by the Edward E. Cohen IRA and up to 207,834 shares of Common Stock pursuant to the 2013 Convertible Note held by the EBC 2013 Family Trust, in each case, in accordance with Section 713(a) of the NYSE American Company Guide.

On September 25, 2019, the 2019 Senior Notes amended and restated the 2013 Convertible Notes as discussed above.

FT Financial

Effective on April 25, 2018, the Company, the Operating LLC, and JVB Holdings, as guarantors, and JVB, as borrower, entered into a loan agreement (the “2018 FT LOC”) with FT Financial as lender.  FT Financial was formerly known as MB Financial Bank, N.A.

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

Loans under the 2018 FT LOC bear interest at a per annum rate equal to LIBOR plus 6.0%.  The Operating LLC is required to pay an undrawn commitment fee at a per annum rate equal to 0.50% of the undrawn portion of the FT Financial’ s $25,000 commitment under the 2018 FT LOC.  Pursuant to the 2018 FT LOC, all Loans must be used by JVB for working capital purposes and general liquidity of JVB.  Further, under the 2018 FT LOC, JVB may request a reduction of the $25,000 commitment amount in a minimum amount of $1,000 and multiples of $500 thereafter, upon not less than five days prior notice to FT Financial.

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

On January 30, 2019, JVB received approval from FINRA to treat draws under the 2019 FT Revolver as qualified subordinated debt.  As such, draws under the 2019 FT Revolver are treated as an increase in net capital for purposes of FINRA Rule 15(c) 3-1.  As of December 31, 2019, the Company had not borrowed under the 2018 FT LOC or the 2019 FT Revolver.

The Company is subject to the following financial covenants in the 2018 FT LOC and 2019 FT Revolver.  As of December 31, 2019, the Company is in compliance with all of these financial covenants.

1.	JVB’s tangible net worth as defined must exceed $80,000.
2.	JVB’s excess net capital as defined in Rule 15c3-1 must exceed $40,000.
3.	The total amount drawn on the 2018 FT LOC and 2019 FT Revolver (on a combined basis) must not exceed 22% of tangible net worth as defined.

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

Pursuant to the terms of the LegacyTexas Credit Facility, LegacyTexas Bank agreed to make loans at ViaNova’s request from time to time in the aggregate amount of up to $12,500.  The loans (both principal and interest) were scheduled to mature and become immediately due and payable in full on November 15, 2019.  However, on October 28, 2019, the maturity date was extended to April 15, 2020.

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

The obligations of ViaNova under the LegacyTexas Credit Facility are secured by a lien on the mortgages financed by the LegacyTexas Credit Facility.  Further, pursuant to the terms of the LegacyTexas Credit Facility, ViaNova deposited cash in an amount equal to 2% of the $12,500 commitment amount in a non-interest-bearing account with LegacyTexas Bank as additional collateral. See note 15.

The Company is subject to the following financial covenants in the LegacyTexas Credit Facility.  As of December 31, 2019, the Company is in compliance with all of these financial covenants.

1.	ViaNova’s minimum adjusted tangible net worth (as defined) must equal or exceed $3,000.
2.	ViaNova must maintain unrestricted cash (as defined) of at least $1,500.
3.	The indebtedness to adjusted tangible net worth ratio (as defined) of ViaNova must not exceed 15 to 1.

Deferred Financing

The Company incurred $1,400 of deferred financing costs associated with the issuance of the 2017 Convertible Note and $670 of deferred financing costs associated with the issuance of the 2013 Convertible Notes.  These amounts were initially recorded as a discount on debt and are amortized to interest expense over the life of the notes under the effective interest method.  The Company also incurred $525 of deferred financing costs associated with the 2018 FT LOC.  These amounts were initially recorded as a component of other assets and are amortized to interest expense over the life of the line of credit using the straight-line method.  The Company recognized interest expense from deferred financing costs of $509,  $552, and $332 for the years ended December 31, 2019,  2018, and 2017, respectively.

Interest Expense, Net

Interest expense incurred is shown in the table below by instrument for the years ended 2019,  2018, and 2017.

INTEREST EXPENSE
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017
Junior subordinated notes	$3,457	$3,499	$3,293
2013 Convertible Notes / 2019 Senior Notes	615	752	811
2017 Convertible Note	1,472	1,445	1,154
2018 FT LOC / 2019 FT Revolver	365	270	-
Redeemable Financial Instrument - DGC Trust / CBF	1,166	587	89
Redeemable Financial Instrument - JKD Investor	699	1,968	831
Redeemable Financial Instrument - ViaNova Capital Group, LLC	(190)	(34)	-
	$7,584	$8,487	$6,178

The redeemable financial instrument – Via Nova Capital Group, LLC had a negative return during the periods presented.  Accordingly, the redemption value of the instrument is reduced, which is recorded as interest income.  See note 19.

21. EQUITY

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

Preferred Stock

Series C Junior Participating Preferred Stock: Series C Junior Participating Preferred Stock (“Series C Preferred Stock”) was authorized by the Company’s board of directors in connection with the Stockholder Rights Plan discussed below. The Series C Preferred Stock has a par value of $0.001 per share and 10,000 shares were authorized as of December 31, 2019 and 2018.  The holders of Series C Preferred Stock are entitled to receive, when, as, and if declared by the Company’s board of directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September, and December in each year commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series C Preferred Stock. Dividends accrue and are cumulative. The holder of each share of Series C Preferred Stock is entitled to 10,000 votes on all matters submitted to a vote of the Company’s stockholders. Holders of Series C Preferred Stock are entitled to receive dividends, distributions or distributions upon liquidation, dissolution, or winding up of the Company in an amount equal to $100,000 per share of Series C Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions, whether or not declared, prior to payments made to holders of shares of stock ranking junior to the Series C Preferred Stock. The shares of Series C Preferred Stock are not redeemable. There were no shares of Series C Preferred Stock issued and outstanding as of December 31, 2019 and 2018.

Series E Voting Non-Convertible Preferred Stock:  Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof, to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every 10 shares of Series E Preferred Stock, the holders thereof are entitled to one vote on any such matter. Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock outstanding as of December 31, 2019. The Series E Preferred Stock held by Daniel G. Cohen gives him the same voting rights he would have if all of the Operating LLC units of membership interests held by him were exchanged for Common Stock on a ten for one basis and effectively gives him voting rights at the Company in the same proportion as his economic interest (as his units of membership interests of the Operating LLC do not carry voting rights at the Company level).  The Series E Preferred Stock effectively enables Daniel G. Cohen to exercise approximately 29.45% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2019 (in addition to the voting power he holds through his common share ownership and Series F Preferred Stock (defined below)).  The terms of the Series E Preferred Stock provide that, if the Company causes the redemption of or otherwise acquires any of the Operating LLC units owned by Daniel G. Cohen as of May 9, 2013, then the Company will redeem an equal number of shares of Series E Preferred Stock.  The Series E Preferred Stock is otherwise perpetual. As of December 31, 2019, there were 4,983,557 shares of Series E Preferred Stock issued and outstanding. See Non-Controlling Interest — Future Conversion / Redemption of Operating LLC Units below.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible (“Series F Preferred Stock”).   In conjunction with SPA, the Company issued 12,549,273 Series F Preferred Stock to Daniel G. Cohen and 9,880,268 Series F Preferred Stock to the DGC Trust.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote, together as a single class on all matters with respect to which a vote of the stockholders of the Corporation is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to (1) vote for every ten (10) shares of Series F Preferred Stock on each matter submitted to the Holders for their vote.  The Series F Preferred Stock held by Daniel G. Cohen and the DGC Trust give them the same voting rights they would have if all of the Operating LLC units of membership interests held by each were exchanged for Common Stock on a ten for one basis and effectively gives Daniel G. Cohen and the DGC Trust voting rights at the Company in the same proportion as their economic interest (as  units of membership interests of the Operating LLC do not carry voting rights at the Company level).  The Series F Preferred Stock effectively enables Daniel G. Cohen  and the DGC Trust to exercise approximately 65.27% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2019 (in addition to the voting power held through his common share ownership and Series E Preferred Stock ownership).  As of December 31, 2019, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  See Non-Controlling Interest/ - Securities Purchase Agreement – Purchase of IMXI shares below.

Together, the Series E and Series F Preferred stock enables Daniel G. Cohen and the DGC Trust to exercise approximately 69.67% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2019, in addition to the voting power held through Mr. Cohen’s common share ownership.

Stockholder Rights Plan

On August 3, 2016, the Company adopted a Section 382 Rights Agreement (the “2016 Rights Agreement”) between the Company and Computershare, Inc. The Company’s board of directors adopted the 2016 Rights Agreement in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its net operating loss and net capital loss carryforwards to reduce potential future federal income tax obligations.

The 2016 Rights Agreement provided for a distribution of one preferred stock purchase right for each share of the Common Stock outstanding to stockholders of record at the close of business on August 15, 2016.  Each right entitled the registered holder to purchase from the Company a unit consisting of one ten-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $100.00 per unit subject to adjustment.

The rights would have become exercisable following (i) the 10th day after a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 4.95% or more of the Common Stock or (ii) the 10th business day following the commencement of a tender offer or exchange offer that would result in a person or group having ownership of 4.95% or more of the Common Stock.

The rights had no voting privileges and the Rights Agreement expired on December 31, 2019.   No rights were exercisable at December 31, 2019. There was no impact to the Company’s financial results as a result of the adoption of the 2016 Rights Agreement. The terms and the conditions of the rights are set forth in the Section 382 Rights Agreement filed on Form 8-A with the Securities and Exchange Commission on August 3, 2016.

As permitted under the 2016 Rights Agreement, on December 18, 2017, the Company’s board of directors approved a request from Christopher Ricciardi, a former member of the Company’s board of directors and the beneficial owner of over 5% of the Common Stock to purchase up to 100,000 shares of Common Stock on or prior to March 31, 2018 without the rights under the 2016 Rights Agreement becoming exercisable.  As a result, no rights under the 2016 Rights Agreement became exercisable in connection with any purchase by Mr. Ricciardi of such Common Stock.

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

 Repurchases of Shares and Retirement of Treasury Stock

Since March 17, 2016, the Company has entered into letter agreements (together, the “10b5-1 Plan”) with Sandler O’Neill & Partners, L.P. (“Agent”).   The most recent letter agreement, which terminated on March 19, 2019, provided for the Agent to purchase up to an aggregate maximum of $2,000 of Common Stock.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.

During the twelve months ended December 31, 2019, pursuant to the 10b5-1 Plan, the Company repurchased 7,890 shares of Common Stock in the open market for a total purchase price of $65.  In addition, in privately negotiated transactions, on October 21, 2019, the Company purchased 23,000 shares from a former member of the board of directors for $230 or $10.00 per share.  On November 7, 2019, the Company purchased 1,000 shares from the chief financial officer for $5 or $4.50 per share.  See Note 31.

During the twelve months ended December 31, 2018, pursuant to the 10b5-1 Plan, the Company repurchased 57,526 shares of Common Stock in the open market for a total purchase price of $594. In addition, in privately negotiated transactions, on August 29, 2018, the Company purchased 17,555 shares of Common Stock for an aggregate purchase price of $176 or $10.00 per share from a former member of the board of directors who was a director at the time of the purchase. See note 31.

During the twelve months ended December 31, 2017, pursuant to the 10b5-1 Plan, the Company repurchased 15,270 shares of Common Stock in the open market for a total purchase price of $149.  In addition, in privately negotiated transactions, (i) on May 25, 2017, the Company purchased  2,774 shares of Common Stock from an employee of the Company for an aggregate purchase price of

$33 or $12.00 per share and (ii) December 18, 2017, the Company purchased 27,346 shares of Common Stock for an aggregate purchase price of $273 or $10.00 per share from a former member of the board of directors who was a director at the time of the purchase. See note 31. Also, during the fourth quarter of 2017, the Company purchased 11,177 shares of Common Stock from an unrelated third-party in a privately negotiated transaction for an aggregate price of $112 or $10.00 per share.  The Company currently has no 10b5-1 Plan in place.    All of the repurchases noted above were completed using cash on hand.

 Dividends and Distributions

During 2019,  2018, and 2017, the Company paid cash dividends on its outstanding Common Stock in the amount of $519,  $966, and $985, respectively. Pro-rata distributions were made to the other members of the Operating LLC upon the payment of dividends to the Company’s stockholders. During 2019,  2018, and 2017, the Company paid cash distributions of $213,  $426, and $425, respectively, to the holders of the non-controlling interest (that is, the members of the Operating LLC other than Cohen & Company Inc.).

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans.  JVB is subject to net capital restrictions imposed by the SEC and FINRA, which require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit the Company’s ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFL is regulated by the FCA and must maintain certain minimum levels of capital but will allow withdrawal of excess capital without restriction. CCFEL is regulated by the CBI and must maintain certain minimum levels of capital.  See note 25.

Shares Outstanding of Stockholders’ Equity of the Company

The following table summarizes share transactions that occurred in stockholders’  equity during the years ended December 31, 2019,  2018, and 2017.

ROLLFORWARD OF SHARES OUTSTANDING OF
COHEN & COMPANY INC.

	Common Stock	Restricted Stock	Total
December 31, 2016 (1)	1,134,957	73,962	1,208,919
Issuance of shares	-	29,167	29,167
Issuance as equity-based compensation	-	39,591	39,591
Vesting of shares	65,782	(65,782)	-
Shares withheld for employee taxes	(7,699)	-	(7,699)
Forfeiture / cancellation of restricted stock	-	-	-
Repurchase and retirement of common stock	(56,950)	(6)	(56,956)
December 31, 2017 (1)	1,136,090	76,932	1,213,022
Issuance of shares	-	-	-
Issuance as equity-based compensation	-	73,685	73,685
Vesting of shares	57,138	(57,138)	-
Shares withheld for employee taxes	(7,430)	-	(7,430)
Forfeiture / cancellation of restricted stock	-	-	-
Repurchase and retirement of common stock	(75,081)	-	(75,081)
December 31, 2018 (1)	1,110,717	93,479	1,204,196
Issuance of shares	-	-	-
Issuance as equity-based compensation	-	36,875	36,875
Vesting of shares	56,639	(56,639)	-
Shares withheld for employee taxes	(15,557)	-	(15,557)
Forfeiture / cancellation of restricted stock		-	-
Repurchase and retirement of common stock	(31,890)	-	(31,890)
December 31, 2019 (1)	1,119,909	73,715	1,193,624

(1)	Excludes remaining restricted units of Cohen & Company Inc. Common Stock. See note 22.

Non-Controlling Interest

Securities Purchase Agreement – Purchase of IMXI shares

On December 30, 2019 (the “SPA Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”), by and among the Company, the Operating LLC, Daniel G. Cohen, and the DGC Trust.

Pursuant to the SPA, Daniel G. Cohen and the DGC Trust purchased (i) an aggregate of 22,429,541 newly issued units of membership interests in the Operating LLC (collectively, the “LLC Units”); and (ii) 22,429,541 newly issued, Series F Preferred Stock.

In consideration for the issuance of the LLC Units and Series F Preferred Stock, Daniel G. Cohen transferred to the Operating LLC 370,881 shares of common stock, par value $.00001 per share (“IMXI Common Stock”), of International Money Express, Inc. (formerly FinTech Acquisition Corp. II) a Delaware corporation (“IMXI”), and the DGC Trust transferred to the Operating LLC an aggregate of 291,480 shares of IMXI common stock.  The aggregate number of IMXI shares transferred to the Operating LLC was 662,361, of which (a) 264,021 shares are subject to certain restrictions on transfer until the closing price per share of IMXI Common Stock (as reported by The Nasdaq Capital Market) exceeds $15.00 for any 20 trading days within a consecutive 30 trading day period or immediately upon certain change of control events involving IMXI, as set forth in the letter agreement, dated January 19, 2017 (the “Letter Agreement”), by and among IMXI, Daniel G. Cohen, the DGC Trust and the other parties named therein, and (b) 264,023 shares are subject to certain restrictions on transfer until the closing price per share of IMXI Common Stock (as reported by The Nasdaq Capital Market) exceeds $17.00 for any 20 trading days within a consecutive 30 trading day period or immediately upon certain change of control events involving IMXI, as set forth in the Letter Agreement.

 The Company engaged a third-party valuation firm to value the IMXI shares transferred to the Operating LLC.  The shares transferred by Daniel Cohen were valued at $4,351 and the shares transferred by the DGC Trust were valued at $3,428.  The Company accounted for this transaction by recording an increase of $7,779 in other investments, at fair value and a corresponding increase in the non-controlling interest.

 The IMXI Common Stock is listed on The Nasdaq Capital Market (“Nasdaq”) under the trading symbol “IMXI.” Prior to the merger of IMXI with and into a special purpose acquisition company in a transaction that resulted in the listing of IMXI on Nasdaq, Mr. Cohen served as the chief executive officer and member of the board of directors of the special purpose acquisition company.

The SPA contains customary representations and warranties on the part of each of the Operating LLC, the Company, Daniel G. Cohen, and the DGC Trust.  The Operating LLC,  the Company,  Daniel G. Cohen, and the DGC Trust provide customary indemnifications thereunder.

Pursuant to the Amended and Restated Limited Liability Company Agreement of the Operating LLC, dated as of December 16, 2009, as amended (“LLC Agreement”), a holder of units of membership interests in the Operating Agreement, including the LLC Units, may cause the Operating LLC to redeem (each, a “Unit Redemption”) such units at any time for, at the Company’s option, (A) cash or (B) one share of Common Stock for every 10 units of membership interests in the Operating LLC.

However, pursuant to the SPA,  Daniel G. Cohen and the DGC Trust agreed that, until the Company’s stockholders approve the Stockholder Proposal (as defined below), they will not cause a Unit Redemption with respect to any portion of the LLC Units if such Unit Redemption would result in the Company issuing a number of shares of Common Stock that, when aggregated with any shares of Common Stock previously issued in connection with any Unit Redemption of the LLC Units equals or exceeds 19.99% of the outstanding Common Stock as of the SPA Effective Date.

Pursuant to the SPA,  Daniel G. Cohen and the DGC Trust also agreed to not cause a Unit Redemption with respect to any portion of the Cohen LLC Units if the Company’s board of directors determines that the satisfaction of such Unit Redemption by the Company with shares of Common Stock would jeopardize or endanger the availability to the Company of its net operating loss and net capital loss carryforwards and certain other tax benefits under Section 382 of the Internal Revenue Code of 1986, as amended.

Pursuant to the SPA, at the 2020 annual meeting of the Company’s stockholders, the Company agreed to cause its stockholders to vote on proposals (collectively, the “Stockholder Proposal”) regarding the issuance of all shares of Common Stock issuable in connection with a redemption of the LLC Units for purposes of Section 713 of the NYSE American’s Company Guide. Further, the Company’s board of directors must recommend to the Company’s stockholders that such stockholders approve the Stockholder Proposal and may not modify or withdraw such resolution.

In addition, effective as of the SPA Effective Date, if the Company owns a number of units of membership interests in the Operating LLC representing less than a majority of the votes entitled to be cast at any meeting or any other circumstances upon which a vote, agreement, consent (including unanimous written consents) or other approval is sought from the holders of units of membership interests in the Operating LLC (each, a “Meeting”), then for so long as the Company owns a number of units of membership interests in the Operating LLC representing less than a majority of the votes entitled to be cast at any Meeting, Daniel G. Cohen and the DGC Trust have agreed to grant a voting proxy to the Company pursuant to which the Company may vote at any Meeting the number of units of membership interests in the Operating LLC owned by Daniel G. Cohen and the DGC Trust necessary to give the Company a majority of the votes at such Meeting.    See Notes  3, 4, and 31.

Future Conversion / Redemption of Operating LLC Units

Of the 27,753,631 Operating LLC units of membership interests not held by the Company as of December 31, 2019, Daniel G. Cohen, the Company’s chairman, through CBF, a single member LLC, held 17,801,275 Operating LLC units of membership interests and the DGC Trust held 9,880,268.    Each Operating LLC membership unit is redeemable at the member’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the holder’s redemption notice, or (ii) at the Company’s option, for one share of the Common Stock for every 10 units subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Common Stock.

Unit Issuance and Surrender Agreement — Acquisition and Surrender of Additional Units of the Operating LLC, net

Effective January 1, 2011, Cohen & Company Inc. and the Operating LLC entered into a Unit Issuance and Surrender Agreement (the “UIS Agreement”) that was approved by the board of directors of Cohen & Company Inc. and the board of managers of the Operating LLC. In an effort to maintain a 1:10 ratio of Common Stock to the number of units of membership interests Cohen & Company Inc. holds in the Operating LLC, the UIS Agreement calls for the issuance of additional units of membership interests of the Operating LLC to Cohen & Company Inc. when the Cohen & Company Inc. issues its Common Stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for Cohen & Company Inc. to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased by the Company.

Letter Agreements – Repurchase of Common Stock

Also, in an effort to maintain a 1:10 ratio of Common Stock to the number of units of membership interests Cohen & Company Inc. holds in the Operating LLC, Cohen & Company Inc. and the Operating LLC have entered into a series of letter agreements.  These agreements call for Cohen & Company Inc. to surrender units to the Operating LLC when the Company repurchases its Common Stock.

The following table summarizes the transactions that resulted in changes in the unit ownership of the Operating LLC including unit issuances and forfeitures related to the UIS agreement.

ROLLFORWARD OF UNITS OUTSTANDING OF
THE OPERATING LLC

	Cohen & Company Inc.	Daniel G. Cohen	DGC Trust	Others	Total
December 31, 2016	11,781,662	4,983,557	-	340,533	17,105,752
Issuance of Units under UIS, net	398,741	-	-	-	398,741
Repurchase and retirement of Common Stock	(569,549)	-	-	-	(569,549)
December 31, 2017	11,610,854	4,983,557	-	340,533	16,934,944
Issuance of Units under UIS, net	247,120	-	-	-	247,120
Repurchase and retirement of Common Stock	(750,810)	-	-	-	(750,810)
December 31, 2018	11,107,164	4,983,557	-	340,533	16,431,254
Issuance of Units under UIS, net	410,820	-	-	-	410,820
Issuance of Units for purchase of IMXI shares	-	12,549,273	9,880,268	-	22,429,541
Additional units purchased by Daniel G. Cohen	-	268,445	-	(268,445)	-
Repurchase and retirement of Common Stock	(318,900)	-	-	-	(318,900)
December 31, 2019	11,199,084	17,801,275	9,880,268	72,088	38,952,715

The following table presents the impact to equity from Cohen & Company Inc.’s ownership interest in the Operating LLC.

	For the Year Ended December 31,
	2019	2018	2017
Net income / (loss) attributable to Cohen & Company Inc.	$(2,054)	$(2,463)	$2,064
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc.'s paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	28	(217)	(81)
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from non-controlling interest	$(2,026)	$(2,680)	$1,983

22. EQUITY-BASED COMPENSATION

As described in note 3-R, the Company’s equity-based compensation paid to its employees is comprised of restricted units, restricted stock, and stock options.

The following table summarizes the amounts the Company recognized as equity-based compensation expense including restricted stock, restricted units, and stock options. These amounts are included as a component of compensation and benefits in the consolidated statements of operations. The remaining unrecognized compensation expense related to unvested awards at December 31, 2019 was $431 and the weighted average period of time over which this expense will be recognized is approximately 1.0 year. The awards assume estimated forfeitures during the vesting period, which were updated to reflect the actual forfeitures that occurred during the relevant periods.

EQUITY-BASED COMPENSATION INCLUDED IN COMPENSATION AND BENEFITS
(Dollars in Thousands)

	For the Year ended December 31,
	2019	2018	2017
Equity based compensation expense	$744	$623	$732
Non equity-based compensation expense	25,228	24,762	21,795
Total compensation and benefits	$25,972	$25,385	$22,527

The following table summarizes the equity-based compensation by plan.  Each plan is discussed in detail below.

DETAIL OF EQUITY BASED COMPENSATION BY PLAN

	For the Year ended December 31,
	2019	2018	2017
Restricted Stock or Units - 2006/2010 Plans	$744	$623	$732
Total equity-based compensation expense	$744	$623	$732

The AFN 2006 Equity Incentive Plan and the Company’s 2010 Long-Term Incentive Plan – Restricted Common Stock, Restricted Units and Stock Options

In connection with the Merger, the Company assumed the AFN 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”). In addition, the Company adopted the 2010 Long-Term Incentive Plan (the “2010 Equity Incentive Plan”) on April 22, 2010, which was approved by the Company’s stockholders at the Company’s annual meeting on December 10, 2010, amended on April 18, 2011, and amended and restated on March 8, 2012 and November 30, 2013.

On October 27, 2016, the board of directors approved a 2,000,000 share increase to the maximum number of shares of Common Stock available for issuance under the 2010 Equity Incentive Plan.  This increase was approved by stockholders at the Company’s annual meeting on December 21, 2016.  The 2006 Equity Incentive Plan and the 2010 Equity Incentive Plan are collectively referred to as the “Equity Incentive Plans.” The Equity Incentive Plans provide for the granting of stock options, restricted Common Stock, restricted units, stock appreciation rights, and other share-based awards. The Equity Incentive Plans are administered by the compensation committee of the Company’s board of directors. As of December 31, 2019,  306,745 shares remained available to be issued under these plans.

RESTRICTED STOCK - SERVICE BASED VESTING

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	73,962	$8.10
Granted	68,752	13.20
Vested	(65,782)	9.20
Unvested at December 31, 2017	76,932	12.38
Granted	73,685	10.45
Vested	(57,138)	12.10
Unvested at December 31, 2018	93,479	11.03
Granted	36,875	8.00
Vested	(56,639)	11.41
Unvested at December 31, 2019	73,715	$$9.22

OPERATING LLC RESTRICTED UNITS - SERVICE BASED VESTING

	Number of Restricted Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	-	-
Granted	550,000	0.80
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2019	550,000	$0.80

The total fair value of all equity awards vested in each year based on the fair market value of the Common Stock on the vesting date during the years ended December 31, 2019,  2018, and 2017, was $462,  $574, and $816, respectively.

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

STOCK OPTIONS - SERVICE BASED VESTING

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Balance at January 1, 2018	319,286	$40.00	$7.00	0.9
Granted	-	-	-
Exercised	-	-	-
Forfeited	(300,000)	40.00	7.00
Balance at December 31, 2018	19,286	40.00	7.00	0.1
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	(19,286)	40.00	7.00
Balance at December 31, 2019	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing stock price of the Common Stock.  As of December 31, 2019, no options were exercisable as they had all expired.

Contingent Issuance of Shares

On March 12, 2012, the Company entered into an agreement with unrelated third parties whereby the Company agreed to assist in the establishment of an international infrastructure finance business (“IIFC”). As consideration for the Company’s assistance in establishing IIFC, the Company receives 8.0% of certain revenues of the manager of IIFC. The IIFC revenue share arrangement expires when the Company has earned a cumulative $20,000 in revenue share payments or with the dissolution of IIFC’s management company.  Also, in any particular year, the revenue share earned by the Company cannot exceed $2,000.

In connection with this revenue share arrangement, the Company issued 50,000 restricted units of Common Stock to the managing member of IIFC, which vest 1/3 when the Company receives $6,000 of cumulative revenue share payments, 1/3 when the Company receives $12,000 of cumulative revenue share payments, and 1/3 when the Company receives $18,000 of cumulative revenue share payments. In certain circumstances, the Company retains the right to deliver fixed amounts of cash to the managing member of IIFC as opposed to vested shares of Common Stock.  As of December 31, 2019, the Company had earned $2,716 under the revenue share arrangement.  On March 12, 2022, any remaining unvested restricted units expire.

The managing member of IIFC is not an employee of the Company.  The grant of these restricted units was to a non-employee and under the guidance of ASU 2018-07, which was adopted January 1, 2019 (the “Adoption Date”), the Company is required to determine the possible outcome of each threshold and record an adjustment to retained earnings based on the restricted units anticipated to vest as of the Adoption Date based on the stock price on the Adoption Date.  Currently, the Company considers the vesting of these restricted units to be not probable.  The Company will not record any adjustment to retained earnings because it is not probable that these restricted units will vest as of the Adoption Date.  If in the future, the Company determines that vesting is probable, the Company will record an expense using the Common Stock price on the Adoption Date.

23. INCOME TAXES

Cohen & Company Inc. is treated as a C corporation for United States federal income tax purposes. The components of income tax expense (benefit) included in the consolidated statements of operations for each year presented herein are shown in the table below.

INCOME TAX EXPENSE
(Dollars in Thousands)

	For the Year Ended December 31,
	2019	2018	2017
Current income tax expense (benefit)
Federal income tax expense (benefit)	$(1)	$(29)	$51
Foreign income tax expense (benefit)	156	26	17
State and local income tax expense (benefit)	-	-	-
	155	(3)	68
Deferred income tax expense (benefit)
Federal income tax expense (benefit)	(324)	(722)	(1,499)
Foreign income tax expense (benefit)	-	-	-
State and local income tax expense (benefit)	(354)	(116)	220
	(678)	(838)	(1,279)

Total	$(523)	$(841)	$(1,211)

The components of income (loss) before income taxes is shown below.

INCOME (LOSS) BEFORE INCOME TAXES
(Dollars in Thousands)

	For the Year Ended December 31,
	2019	2018	2017
Domestic	$(4,400)	$(3,864)	$974
Foreign	304	(964)	250
Total	$(4,096)	$(4,828)	$1,224

As of December 31, 2019, the Company had net prepaid taxes of $0 included as a component of other assets in the consolidated balance sheets.  As of December 31, 2018, the Company had net prepaid taxes of $40 included as a component of other assets in the consolidated balance sheets.

The expected income tax expense /(benefit) using the federal statutory rate differs from income tax expense / (benefit) pertaining to pre-tax income / (loss) as a result of the following for the years ended December 31, 2019,  2018, and 2017.

INCOME TAX RATE RECONCILIATION
(Dollars in Thousands)

	For the Year Ended December 31,
	2019	2018	2017
Federal statutory rate	$(860)	$(1,014)	$428
Pass thru impact	319	394	(131)
Impact of statutory rate change on deferred items		-	38,867
Impact of statutory rate change on valuation allowance		-	(40,139)
Deferred tax valuation allowance	153	17	(315)
State and local tax	(291)	(263)	62
Foreign tax	156	25	17
Total	$(523)	$(841)	$(1,211)

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

The components of the net deferred tax asset (liability) are as follows.

DEFERRED TAX ASSET AND LIABILITY
(Dollars in Thousands)

	As of December 31, 2019			As of December 31, 2018
	Asset	Liability	Net	Asset	Liability	Net
Federal net operating loss carry-forward	$21,508	$-	$21,508	$20,790	$-	$20,790
State net operating loss carry-forward	5,061	-	5,061	4,280	-	4,280
Federal capital loss carry-forward	47,027	-	47,027	44,125	-	44,125
Unrealized gain on debt	-	(7,911)	(7,911)	-	(7,335)	(7,335)
Investment in Operating LLC	24,569	-	24,569	22,701	-	22,701
Other	2,525	-	2,525	2,738	-	2,738
Gross deferred tax asset / (liability)	100,690	(7,911)	92,779	94,634	(7,335)	87,299
Less: valuation allowance	(94,118)	-	(94,118)	(89,316)	-	(89,316)
Net deferred tax asset / (liability)	$6,572	$(7,911)	$(1,339)	$5,318	$(7,335)	$(2,017)

As of December 31, 2019, the Company had a federal net operating loss (“NOL”) of approximately $102,418 which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2029. The Company also had net capital losses (“NCLs”) in excess of capital gains of $149,334 as of December 31, 2019, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carryforward will begin to expire in 2020. No assurance can be made that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers.

The Company has determined that its NOL and NCL carryovers are not currently limited by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). However, the Company may experience an ownership change as defined in that section (“Ownership Change”) in the future.

If an Ownership Change were to occur in the future, the Company’s ability to use its NOLs, NCLs, and certain recognized built-in losses to reduce its taxable income in a future year would generally be limited to an annual amount (the “Section 382 Limitation”) equal to the fair value of the Company immediately prior to the Ownership Change multiplied by the “long term tax-exempt interest rate.” In the event of an Ownership Change, NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period, and such NOLs and NCLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 Limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss is fully utilized, the unused portion of that loss would be lost.  See discussion of stockholder rights plan in note 22.

Notwithstanding the facts that the Company has determined that the use of its remaining NOL and NCL carryforwards are not currently limited by Section 382 of the Code, the Company recorded a valuation allowance for a substantial portion of its NOLs and NCLs when calculating its net deferred tax liability as of December 31, 2019. The valuation allowance was recorded because the Company determined it is not more likely than not that it will realize these benefits.

In determining its federal income tax provision for 2020, the Company has assumed that it will retain the valuation allowance applied against its deferred tax asset related to the NOL and NCL carryforwards as of December 31, 2020. The Company’s determination that it is not more likely than not that it will realize future tax benefits from the NOLs and NCLs may change in the future. In the future, the Company may conclude that it is more likely than not that it will realize the benefit of all or a portion of the NOL and NCL carryforwards. If it makes this determination in the future, the Company would reduce the valuation allowance and record a tax benefit as a component of the consolidated statements of operations in the period it makes this determination. From that point forward, the Company would begin to record net deferred tax expense for federal and state income taxes as a component of its provision for income tax expense as it utilizes the NOLs and NCLs, for which the valuation allowance was removed.

The Company had no unrecognized tax benefits in the periods presented.

The Company files tax returns in the U.S. federal jurisdiction, various states or local jurisdictions, the United Kingdom, Ireland, and France. With few exceptions, the Company is no longer subject to examination for years prior to 2014.

Corporate Tax Reform

In December 2017, the U.S. congress passed the TCJA.  Among other things, this law made substantial changes to the way U.S. corporations are taxed.  The Company is a U.S. corporation and therefore is impacted by these changes.  The following changes had a one-time impact on the Company, which were recognized in the fourth quarter of 2017:

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

For 2018 and beyond, the main impact of the TCJA to the Company’s operations was its limitations on interest expense deductions.  The Company uses significant leverage to finance its business and therefore incurs significant interest expense.  The Company also generates significant interest income in its repo business as well as from the securities it holds in inventory.  The Company is permitted to deduct interest expense up to interest income.  Excess interest expense (i.e. interest expense in excess of interest income) is limited in its deductibility.  The Company expects to incur significant non-deductible interest expense in the future.  However, so long as the Company has significant NOL carryforwards and those carryforwards are not limited by a 382 ownership change as discussed above, the Company should not suffer adverse tax consequences as a result of this non-deductible interest expense.

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

ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) AND INCOME TAX EFFECT OF ITEMS ALLOCATED TO OTHER COMPREHENSIVE INCOME / (LOSS)
(Dollars in Thousands)

	OCI Items	Tax Effect	Total
December 31, 2016	$(1,074)	$-	$(1,074)
Change in foreign currency items	219	-	219
Other comprehensive income / (loss), net	219	-	219
Acquisition / (surrender) of additional units in consolidated subsidiary, net	5	-	5
December 31, 2017	(850)	-	(850)
Change in foreign currency items	(80)	-	(80)
Other comprehensive income / (loss), net	(80)	-	(80)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	22	-	22
December 31, 2018	(908)	-	(908)
Change in foreign currency items	(3)	-	(3)
Other comprehensive income / (loss), net	(3)	-	(3)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(4)	-	(4)
December 31, 2019	$(915)	$-	$(915)

25. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.

CCFEL, a subsidiary of the Company regulated by the CBI is subject to certain regulatory capital requirements in accordance with the Capital Requirements Regulation 575/2013 and applicable CBI requirements.

CCFL, a subsidiary of the Company regulated by the FCA, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein.

The following tables shows the actual net capital (in the case of the JVB) and actual net liquid capital (in the case of CCFL and CCFEL) as compared to the required amounts for the periods indicated.

Statutory Net Capital Requirements
(Dollars in thousands)

	As of December 31, 2019
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$58,821	$565	$58,256
CCFEL	2,246	948	1,298
CCFL	543	182	361
Total	$61,610	$1,695	$59,915

	As of December 31, 2018
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$53,749	$250	$53,499
CCFL	1,291	893	398
Total	$55,040	$1,143	$53,897

26. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Year Ended December 31,
	2019	2018	2017
Net income / (loss) attributable to Cohen & Company Inc.	$(2,054)	$(2,463)	$2,064
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	(1,231)	(1,524)	371
Add back: interest expense on 2017 Convertible Note	-	-	1,154
Add / (deduct): Adjustment (2)	246	390	550
Net income / (loss) on a fully converted basis	$(3,039)	$(3,597)	$4,139

Weighted average common shares outstanding - Basic	1,136,574	1,152,073	1,206,906
Unrestricted Operating LLC units of membership interests exchangeable into Cohen & Company Inc. shares (1)	544,599	532,409	532,409
Restricted Units or shares	-	-	13,858
Contingent shares on the 2017 Convertible Note	-	-	839,081
Weighted average common shares outstanding - Diluted	1,681,173	1,684,482	2,592,254

Net income / (loss) per common share - Basic	$(1.81)	$(2.14)	$1.71

Net income / (loss) per common share - Diluted (3)	$(1.81)	$(2.14)	$1.60

(1)

The Operating LLC units of membership interests not held by Cohen & Company Inc. (that is, those held by the non-controlling interest)  may be redeemed and exchanged into shares of the Company on a ten-for-one basis. The Operating LLC units of membership interests not held by Cohen & Company Inc. are redeemable, at the member’s option at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the member’s redemption notice, or (ii) at the Company’s option, one tenth of a share of the Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Common Stock as a dividend or other distribution on the outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the  Common Stock. These units are not included in the computation of basic earnings per share.  These units enter into the computation of diluted net income (loss) per common share when the effect is not anti-dilutive using the if-converted method.

(2)

An adjustment is included for the following reason: if the Operating LLC units of membership interests had been converted at the beginning of the period, the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable.

(3)	Potentially diluted securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2019	2018	2017
2017 Convertible Note	1,034,483	1,034,483	-
2013 Convertible Notes	414,882	352,292	274,917
Restricted Common Stock	15,101	26,380	-
Restricted Operating LLC units	3,752	-	-
	1,468,218	1,413,155	274,917

27. RESERVE REQUIREMENTS

As of December 31, 2019, and 2018, JVB was not subject to the reserve requirements under Rule 15c3-3 of the Securities Exchange Act of 1934 because JVB does not carry securities accounts for their customers or perform custodial functions relating to customer securities and, therefore, they qualify for an exemption under Rule 15c3-3(k)(2)(ii).

28. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in several cities under agreements. As of December 31, 2019, future minimum commitments under these operating leases are as follows.

FUTURE LEASE COMMITMENTS
(Dollars in Thousands)

	Lease	Less: Sublease	Net Commitment
2020	$1,561	$(208)	$1,353
2021	1,101	(70)	1,031
2022	927	-	927
2023	950	-	950
2024	983	-	983
2025 and Thereafter	4,094	-	4,094
	$9,616	$(278)	$9,338

Rent expense for the years ended December 31, 2019,  2018, and 2017 was $1,555,  $1,380, and $1,182, respectively, and was included in business development, occupancy, equipment expense in the consolidated statements of operations. Rent expense was recorded net of sublease income of $280, $226, and $250, for the year ended December 31, 2019,  2018, and 2017, respectively. The lease commitments noted above represent the actual cash commitments and will not necessarily match the amount of rent expense recorded in the consolidated statements of operations. See note 3.

Legal and Regulatory Proceedings

The Company’s U.S. broker-dealer subsidiary, J.V.B. Financial Group, LLC is a party to litigation commenced on August 7, 2019, in the Supreme Court of the State of New York under the caption VA Management, LP v. Odeon Capital Group LLC; Janney Montgomery Scott LLC; C&Co/PrinceRidge LLC; and JVB Financial Group LLC.  The plaintiff, VA Management, LP (f/k/a Visium Asset Management, LP) (“Visium”), alleges that the defendants, as third-party broker-dealers, aided and abetted Visium’s portfolio managers’ breaches of their fiduciary duties by assisting in carrying out a fraudulent “mismarking scheme.”  Visium is seeking in excess of $1 billion in damages from the defendants including disgorgement of the compensation paid to Visium’s portfolio managers, restitution of and damages for the investigative and legal fees, administrative wind down costs, and regulatory penalties paid by Visium as a result of the “mismarking scheme,” direct and consequential damages for the destruction of Visium’s business, including lost profits and lost enterprise value, and attorneys’ fees and costs.  JVB filed a motion to dismiss the complaint in lieu of an answer on October 16, 2019.  Visium filed an opposition to JVB’s motion to dismiss on November 15, 2019, and JVB filed a reply brief on November 26, 2019.  Oral argument is scheduled to be heard before Judge Andrew Borrok on April 20, 2020.  The Company intends to defend the action vigorously.

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

29. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.

The Company’s business segment information was prepared using the following methodologies and generally represents the information that is relied upon by management in its decision-making processes.

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

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2019
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$38,172	$-	$-	$38,172	$-	$38,172
Asset management	-	7,560	-	7,560	-	7,560
New issue and advisory	1,831	-	-	1,831	-	1,831
Principal transactions and other income	1	530	1,572	2,103	-	2,103
Total revenues	40,004	8,090	1,572	49,666	-	49,666
Total operating expenses	30,832	7,261	399	38,492	7,133	45,625
Operating income / (loss)	9,172	829	1,173	11,174	(7,133)	4,041
Interest income (expense)	(175)	-	-	(175)	(7,409)	(7,584)
Income / (loss) from equity method affiliates	-	-	(553)	(553)	-	(553)
Income / (loss) before income taxes	8,997	829	620	10,446	(14,542)	(4,096)
Income tax expense / (benefit)	-	-	-	-	(523)	(523)
Net income / (loss)	8,997	829	620	10,446	(14,019)	(3,573)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(1,519)	(1,519)
Net income / (loss) attributable to Cohen & Company Inc.	$8,997	$829	$620	$10,446	$(12,500)	$(2,054)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$18	$3	$-	$21	$297	$318

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2018
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$29,298	$-	$-	$29,298	$-	$29,298
Asset management	-	12,536	-	12,536	-	12,536
New issue and advisory	2,979	-	-	2,979	-	2,979
Principal transactions and other income	39	678	3,856	4,573	-	4,573
Total revenues	32,316	13,214	3,856	49,386	-	49,386
Total operating expenses	29,949	8,371	712	39,032	6,695	45,727
Operating income / (loss)	2,367	4,843	3,144	10,354	(6,695)	3,659
Interest income (expense)	(236)	-	-	(236)	(8,251)	(8,487)
Income / (loss) from equity method affiliates	-	-	-	-	-	-
Income / (loss) before income taxes	2,131	4,843	3,144	10,118	(14,946)	(4,828)
Income tax expense / (benefit)	-	-	-	-	(841)	(841)
Net income / (loss)	2,131	4,843	3,144	10,118	(14,105)	(3,987)
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	(1,524)	(1,524)
Net income / (loss) attributable to Cohen & Company Inc.	$2,131	$4,843	$3,144	$10,118	$(12,581)	$(2,463)

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$48	$4	$-	$52	$209	$261

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2017
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$26,909	$-	$-	$26,909	$-	$26,909
Asset management	-	7,897	-	7,897	-	7,897
New issue and advisory	6,340	-	-	6,340	-	6,340
Principal transactions and other income	5	5,619	772	6,396	-	6,396
Total revenues	33,254	13,516	772	47,542	-	47,542
Total operating expenses	27,324	4,929	383	32,636	7,504	40,140
Operating income / (loss)	5,930	8,587	389	14,906	(7,504)	7,402
Interest income (expense)	-	-	-	-	(6,178)	(6,178)
Income / (loss) from equity method affiliates	-	-	-	-	-	-
Income / (loss) before income taxes	5,930	8,587	389	14,906	(13,682)	1,224
Income tax expense / (benefit)	-	-	-	-	(1,211)	(1,211)
Net income / (loss)	5,930	8,587	389	14,906	(12,471)	2,435
Less: Net income / (loss) attributable to the
non-controlling interest	-	-	-	-	371	371
Net income / (loss) attributable to Cohen & Company Inc.	$5,930	$8,587	$389	$14,906	$(12,842)	$2,064

Other statement of operations data
Depreciation and amortization (included in
total operating expense)	$67	$4	$-	$71	$178	$249

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

Balance Sheet Data
As of December 31, 2019
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$7,968,491	$1,616	$18,689	$7,988,796	$12,828	$8,001,624

Included within total assets:
Investments in equity method affiliates	$-	$-	$3,799	$3,799	$-	$3,799
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

Balance Sheet Data
As of December 31, 2018
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$8,094,984	$2,308	$13,768	$8,111,060	$4,569	$8,115,629

Included within total assets:
Investments in equity method affiliates	$-	$-	$-	$-	$-	$-
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017
Total Revenues:
United States	$43,772	$43,309	$38,863
United Kingdom & Other	5,894	6,077	8,679
Total	$49,666	$49,386	$47,542

Long-lived assets attributable to an individual country, other than the United States, are not material.

30. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $7,265,  $7,145,  and $5,334 for the years ended December 31, 2019,  2018, and 2017, respectively.

The Company paid income taxes of $30,  $44, and $47 for the years ended December 31, 2019,  2018, and 2017, respectively, and received income tax refunds of $48,  $8, and $83 for the years ended December 31, 2019,  2018, and 2017, respectively.

In 2019, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered units of the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $28, a net decrease of $4 in accumulated other comprehensive income, and a decrease of $47 in non-controlling interest.  See note 21.

•

The investment return related to certain of the Company’s redeemable financial instruments was negative within certain quarterly periods.  According to the terms of those agreements, the redemption value of the instrument is reduced in those cases.  Accordingly, the Company recorded interest income and reduced the balance of redeemable financial instruments by $233.

•

On January 1, 2019, the Company recorded a right of use asset of $8,416 and a right of use liability of $8,860, a reduction in retained earnings from cumulative effect of adoption of $20, an increase in other receivables of $18, and a reduction in other liabilities of $406, resulting from the adoption of ASU 2016-02. See note 3.

•

On December 30, 2019, the Company recorded a $7,779 increase to Other Investments, at fair value resulting from the contribution of IMXI securities from Daniel G. Cohen and the DGC Trust in exchange for the issuance of  22,429,541 newly issued units of membership interests in the Operating LLC and the issuance of 22,429,541 shares of Series F Preferred Stock.  This also resulted in an increase of $7,779 in non-controlling interest.  See notes 4, 21, and 31.

In 2018, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered units of the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $217, a net increase of $22 in accumulated other comprehensive income, and an increase of $195 in non-controlling interest.  See note 21.

•

During 2018, the Company issued $750 in redeemable financial instruments related to ViaNova.  $250 of the proceeds from this issuance were uncollected as of December 31, 2018.  The $250 receivable was included as a component of due from related party on the consolidated balance sheet.

In 2017, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company surrendered units of the Operating LLC pursuant to the UIS Agreement and in connection with the redemption of vested Operating LLC units by Cohen & Company Inc.  The Company recognized a net decrease in additional paid-in capital of $81, a net increase of $5 in accumulated other comprehensive income, and an increase of $76 in non-controlling interest. See note 21.

•

As a result of the European Sale Agreement, Daniel G. Cohen was required to pay to the Company the $600 Termination Fee.  Accordingly, the Company had deferred $600 of transaction costs it had paid in conjunction with the European Sale Agreement, which were included as a component of other assets.  With the issuance of the $15,000 2017 Convertible Note, the Company agreed to pay to the DGC Trust the $600 Transaction Fee.  The Company agreed that Daniel G. Cohen’s obligation to pay the Termination Fee was offset in its entirety by the Company’s obligation to pay the Transaction Fee.  Accordingly, $600 was reclassified from other assets to discount on debt. See note 4.

31. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the years ended December 31, 2019,  2018, and 2017. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. The Bancorp, Inc. (“TBBK”)

TBBK is identified as a related party because Daniel G. Cohen is the chairman of TBBK.

As part of the Company’s broker-dealer operations, the Company from time to time purchases securities from third parties and sells those securities to TBBK. The Company may purchase securities from TBBK and ultimately sell those securities to third parties. In either of the cases listed above, the Company includes the trading revenue earned (i.e. the gain or loss realized, commission or interest earned) by the Company for the entire transaction in the amounts disclosed as part of net trading in the table at the end of this section.

From time to time, the Company will enter into repo agreements with TBBK as its counterparty.  As of December 31, 2019, and 2018, the Company had no repo agreements with TBBK as the counterparty.  The Company incurred interest expense related to repo agreements with TBBK as its counterparty in the amounts of $0,  $1,708 and $1,309 for the years ended December 31, 2019, 2018 and 2017, respectively.  These amounts are included as a component of net trading revenue in the Company’s consolidated statements of operations.  These amounts are not disclosed in the tables at the end this section

B. Daniel G. Cohen/Cohen Bros. Financial, LLC (“CBF”)/ EBC 2013 Family Trust (“EBC”)

On December 30, 2019, Daniel G.  Cohen contributed 370,881 common shares of IMXI to the Operating LLC.  In exchange for these shares, the Operating LLC issued 12,549,273 newly issued units of membership interests in the Operating LLC and 12,549,273 shares of newly issued Series F Preferred Stock.  The Company included the value of the IMXI shares in other investments at fair value. See notes 4 and 21.

In December 2019, the Company acquired a 45% interest in CK Capital. The Company purchased this interest for $18 (of which $17 was from an entity controlled by Daniel G. Cohen).  In addition, the Company also acquired a 10% interest in AOI for $1 from entities controlled by Daniel G. Cohen.  See notes 4 and 12.

CBF has been identified as a related party because (i) CBF is a non-controlling interest holder of the Company and (ii) CBF is wholly owned by Daniel G. Cohen. On September 29, 2017, CBF also invested $8,000 of the initial $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Trust / CBF pursuant to the CBF Investment Agreement.   The Company incurred interest expense on this instrument, which is disclosed as part of interest expense incurred in the table at the end of this section.  In October 2019, a payment of $1,500 was made by the Company to CBF, which reduced the redeemable financial instrument balance.  See notes 19 and 20.

EBC has been identified as a related party because Daniel G. Cohen is a trustee of EBC and has sole voting power with respect to all shares of the Company held by EBC. In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company. The Company issued $2,400 in principal amount of the 2013 Convertible Notes and $1,600 of the Common Stock to EBC. On September 25, 2019, the 2013 Convertible Notes were amended and restated and, subsequent to this amendment, are referred to as the 2019 Senior Notes.  See note 20.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at the end of this section.

C. The Edward E. Cohen IRA

On August 28, 2015, $4,386 in principal amount of the 2013 Convertible Notes originally issued to Mead Park Capital in September 2013 was purchased by the Edward E. Cohen IRA of which Edward E. Cohen is the benefactor.  Edward E. Cohen is the father of Daniel G. Cohen.  On September 25, 2019, the 2013 Convertible Notes were amended and restated by the 2019 Senior Notes.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tables at the end of this section.  See note 33 regarding repayment of this in 2020.

D. JKD Investor

The JKD Investor is an entity owned by Jack J. DiMaio, the vice chairman of the board of directors and his spouse.  On October 3, 2016, JKD Investor invested $6,000 in the Operating LLC.  Additional investments were made in January 2017 and January 2019 in the amounts of $1,000 and $1,268, respectively.  See note 19. The interest expense on this investment is disclosed as part of interest expense incurred in the table at end of this section.  See note 33 regarding transaction with JKD Investor in 2020.

E. DGC Trust

DGC Trust was established by Daniel G. Cohen, chairman of the Company’s board of directors and chairman of the Operating LLC’s board of managers. Daniel G. Cohen does not have any voting or dispositive control of securities held in the interest of the trust.  The Company considers the DGC Trust a related party because it was established by Daniel G. Cohen.

On December 30, 2019, the DGC Trust contributed 291,480 common shares of IMXI with a fair value of $3,428 to the Operating LLC.  In exchanged for these shares, the Operating LLC issued to the DGC Trust 9,880,268 newly issued units of membership interests in the Operating LLC and the Company issued to the DGC Trust 9,880,268 shares of newly issued Series F Preferred Stock.  The Company included the value of the IMXI shares in other investments, at fair value. See note 21.

In March 2017, the 2017 Convertible Note was issued to the DGC Trust.  See notes 6 and 20.  The Company incurred interest expense on the 2017 Convertible Note, which is disclosed as part of interest expense incurred in the table at the end of this section.

On September 29, 2017, the DGC Trust also invested $2,000 of the initial $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Trust / CBF pursuant to the DGC Trust Investment Agreement.  See note 19.  Interest incurred on this instrument is disclosed in the tables at the end of this section.

F. FinTech Acquisition Corp. II/FinTech Acquisition Corp. III

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

In July 2018, the Operating LLC acquired publicly traded shares of Fintech Acquisition Corp. II from an unrelated third-party for a total purchase price of $2,513.  In connection with this purchase, the Operating LLC agreed with Fintech Investor Holdings II, LLC to not redeem these shares in advance of the merger between Fintech Acquisition Corp. II and Intermex Holdings II, LLC.   In exchange for the agreement to not redeem these shares prior to the merger, as well as the outlay of capital to purchase the publicly traded shares of Fintech Acquisition Corp. II, the Operating LLC received unregistered, restricted shares of common stock of Fintech Acquisition Corp. II from Fintech Investor Holdings II, LLC.  In connection with the merger, Fintech Acquisition Corp. II changed its name to International Money Express, Inc.

H. CDO Sub-Advisory Agreement with Mead Park Advisors, LLC

In July 2014, CCFM and DCM entered into a CDO sub-advisory agreement with Mead Park Advisors, LLC (“Mead Park Advisors”) whereby Mead Park Advisors rendered investment advice and provided assistance to CCFM and DCM with respect to their management of certain CDOs.  The Company incurred consulting fee expense related to this sub-advisory agreement, which is disclosed as part of professional fee and other operating in the tables at the end of this section.  Mead Park Advisors, LLC remains a related party of the Company because Jack DiMaio maintains an ownership interest in it.  The CDO sub-advisory agreement was terminated by the Company on March 30, 2017.

I.  Duane Morris, LLP (“Duane Morris”)

Duane Morris is an international law firm and serves as legal counsel to the Company.  Duane Morris is considered a related party because a partner at Duane Morris is a member of the same household as a director of the Company.  Expense incurred by the Company for services provided by Duane Morris is included within professional fees and operating expense in the consolidated statements of operations and comprehensive income and are disclosed in the table below.

J. FinTech Masala, LLC

FinTech Masala, LLC is a related party because Betsy Cohen is a member of FinTech Masala, LLC.  Daniel G. Cohen is also a member of Fintech Masala, LLC.  The Company has engaged Betsy Cohen on behalf of FinTech Masala, LLC as a consultant to provide certain services related to the Insurance SPAC.  The Company agreed to pay a consultant fee of $1 per month, which commenced July 1, 2019 and will continue until the earlier of (i) the date that is thirty days following the closing of the Insurance SPAC’s initial Business Combination and (ii) the date on which the Company or Betsy Cohen terminates the consulting agreement.  Betsy Cohen made a $2 investment in the Sponsor Entities in March 2019, which is included as a component of non-controlling interest in the consolidated balance sheets.  The expense incurred by the Company for the consulting services provided by FinTech

Masala, LLC are included within professional fees and operating expense in the consolidated statement of operations and are disclosed in the table below.

The Company has a sublease agreement for certain office space with FinTech Masala, LLC (formerly Bezuco Capital, LLC).  The Company receives payments under this agreement.  The payments are recorded as a reduction in rent expenses.  This sublease agreement commenced on August 1, 2018.  It has an annual term that auto-renews if not cancelled earlier.  It can be cancelled by either party upon 90 days’ notice.  The income earned on this sublease is included as a reduction in rent expense in the consolidated statements of income and are disclosed in the tables below.

K.  Investment Vehicle and Other

EuroDekania

EuroDekania is considered a related party because it was an equity method investment of the Company.   The Company had an investment in and a management contract with EuroDekania.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management in the tables below.  EuroDekania liquidated in 2019.

SPAC Funds

The SPAC Funds are considered related parties because they are equity method investments of the Company.   The Company has an investment in and a management contract with the SPAC Fund.  Income earned or loss incurred on the investment are included as part of principal transactions and other income.  Revenue earned on the management contract are included as part of asset management in the table below.  As of December 31, 2019, the Company owned 3.13% of the equity of the SPAC Fund.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment are included as part of principal transactions and other income.  Revenue earned on the management contract are included as part of asset management in the table below.  As of December 31, 2019, the Company owned 4.5% of the equity of the U.S. Insurance JV.

Insurance SPAC

The Insurance SPAC is a related party as it is an equity method investment of the Sponsor Entities, which are consolidated by the Company.  As of December 31, 2019, the Sponsor Entities owned 26.5% of the equity in the Insurance SPAC. Income earned, or loss incurred on equity method investments, is included in the tables below.

The Operating LLC and the Insurance SPAC entered into an administrative services agreement, dated March 19, 2019, pursuant to which the Operating LLC and the Insurance SPAC agreed that, commencing on the date that the Insurance SPAC’s securities were first listed on the Nasdaq Capital Market through the earlier of the Insurance SPAC’s consummation of a Business Combination and its liquidation, the Insurance SPAC will pay the Operating LLC $10 per month for certain office space, utilities, secretarial support, and administrative services.  Revenue earned by the Company from the administrative services agreement is included as part of principal transactions and other income in the tables below.  The Company agreed to lend the Insurance SPAC $750 for operating and acquisition related expenses.  No amounts have been lent to date pursuant to this agreement.  See note 4.

CK Capital and AOI

CK Capital and AOI are related parties as they are equity method investments of the Company.  In December 2019, the Company acquired a 45% interest in CK Capital.  The Company purchased this interest for $18 (of which $17 was from an entity controlled by Daniel G. Cohen).  In addition, the Company also acquired a 10% interest AOI, a real estate holding company, for $1 from entities controlled by Daniel G. Cohen.  See Notes 4 and 12.

The following tables display the routine transactions recognized in the statements of operations from identified related parties that are described above.

	Related Party Transactions
	(Dollars in Thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net trading
TBBK	$14	$43	$47

Asset management
EuroDekania	236	235	-
SPAC Funds	331	51	-
U.S. Insurance JV	303	58	-
	$870	$344	$-
Principal transactions and other income
EuroDekania	279	709	120
Fintech Acquisition Corp. II	-	17	3
Fintech Acquisition Corp. III	10	1	-
Insurance SPAC	95	-	-
SPAC Funds	30	(8)	-
U.S. Insurance JV	150	25	-
	$564	$744	$123
Income (loss) from equity method affiliates
Insurance SPAC	$(553)	$-	$-

Operating expense (income)
Duane Morris	462	501	383
Fintech Masala, LLC	(34)	(10)	-
Mead Park Advisors	-	-	50
	$428	$491	$433
Interest expense (income)
CBF	912	470	71
DGC Trust	1,725	1,562	1,172
EBC	218	228	236
Edward E. Cohen IRA	398	417	431
JKD Investor	699	1,968	831
	$3,952	$4,645	$2,741

The following related party transactions are non-routine and are not included in the tables above.

L. Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen, its chairman, and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k)-savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made to the plan on behalf of the Company were $265,  $201, and $196 for the years ended December 31, 2019,  2018, and 2017, respectively.

On November 7, 2019, the Company purchased 1,000 shares from its chief financial officer for $5 or a purchase price of $4.50 per share.

On August 29, 2018, in privately negotiated transactions, the Company purchased 17,555 shares of Common Stock for $176, or $10.00 per share, from a current member of the board of directors.

On May 25, 2017, the Company purchased 2,774 shares of Common Stock from an employee of the Company for an aggregate purchase price of $33, or $12.00 per share and during the fourth quarter of 2017, the Company purchased 27,346 shares of

Common Stock for an aggregate purchase price of $273 or $10.00 per share from a former member of the board of directors who was a director at the time of the purchase. See note 21.

The Company had a sublease agreement for certain office space with Jack DiMaio, Jr., the Company’s vice chairman of the board of directors.  The Company received payments under this agreement.  The payments were recorded as a reduction in the related rent and utility expenses.  This sublease agreement terminated May 31, 2017. The Company recorded a reduction in rent and utility expense in the amount of $11 for the year ended December 31, 2017.

Subsequent to the termination of the sublease agreement, the Company agreed to lease office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio, Jr.  The Company recorded $96, $96, and $56 of rent expense related to this agreement for the years ended December 31, 2019, 2018, and 2017, respectively.

32. DUE FROM / DUE TO RELATED PARTIES

Amounts due to related parties related to redeemable financial instruments and outstanding debt are included as components of those balances in the consolidated balance sheets.  Also, interest or investment return owed on those balances are included as a component of accounts payable and other liabilities in the consolidated balance sheets.  Any investment made in an equity method affiliate for which the Company does not elect the fair value option is included as a component of Investments in equity method affiliates in the consolidated balance sheets.  Any investment made in an equity method affiliate for which the Company elected the fair value option is included as a component of other investments, at fair value in the consolidated balance sheets.

The following table summarizes the outstanding due from /due to related parties. These amounts may result from normal operating advances, employee advances, or from timing differences between the transactions disclosed in note 31 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	As of December 31,
	2019	2018
Employees & other	$466	$793
Due from Related Parties	$466	$793

33. sUBSEQUENT EVENTS

2020 Senior Notes Issuance and Repayment of Portion of 2019 Senior Notes

On January 31, 2020 (the “2020 Senior Note Effective Date”), the Operating LLC entered into a note purchase agreement (the “2020 Senior Note Purchase Agreement”), by and among the Operating LLC, JKD Investor, and RN Capital Solutions LLC, a Delaware limited liability company (“RNCS”).

Pursuant to the 2020 Senior Note Purchase Agreement, on the 2020 Senior Note Effective Date, (i) JKD Investor purchased from the Operating LLC a senior promissory note in the aggregate principal amount of $2,250 (the “JKD Investor Note”); and (ii) RNCS purchased from the Operating LLC a senior promissory note in the aggregate principal amount of $2,250 (the “RNCS Note” and, together with the JKD Investor Note, the “2020 Senior Notes” and, each, individually, a “2020 Senior Note”). On the 2020 Senior Note Effective Date, JKD Investor paid $2,250 to the Operating LLC and RNCS paid $2,250 to the Operating LLC in consideration of the JKD Investor Note and the RNCS Note, respectively.

Pursuant to the 2020 Senior Note Purchase Agreement, the Operating LLC agreed to use the proceeds received from the issuance of the 2020 Senior Notes to repay in full all amounts outstanding under the 2019 Senior Note Edward E. Cohen IRA in the principal amount of $4,386 (the “Cohen IRA Note”).  The Cohen IRA Note is included as a portion of the 2019 Senior Notes outstanding as of December 31, 2019.  See note 20.  The Cohen IRA Note was fully paid and extinguished on February 3, 2020.

The 2020 Senior Notes are substantially identical. Pursuant to each 2020 Senior Note, the unpaid principal amount and all accrued but unpaid interest thereunder will be due and payable in full on January 31, 2022; provided, that, at any time after January 31, 2021 and prior to January 31, 2022, the holder of the 2020 Senior Note may, with at least 31 days’ prior written notice from the holder to the Operating LLC, declare the entire unpaid principal amount outstanding and all interest accrued and unpaid on the 2020 Senior Note to be immediately due and payable.

Each 2020 Senior Note accrues interest on the unpaid principal amount from the date of the 2020 Senior Note at a rate equal to 12% per year. Interest on each 2020 Senior Note is payable in cash quarterly on each January 1, April 1, July 1, and October 1, commencing on April 1, 2020.  Under each 2020 Senior Note, upon the occurrence or existence of any “Event of Default” thereunder, the outstanding principal amount is (or in certain instances, at the option of the holder thereof, may be) immediately accelerated. Further, upon the occurrence of any “Event of Default” under each 2020 Senior Note and for so long as such Event of Default continues, all principal, interest and other amounts payable under the 2020 Senior Note will bear interest at a rate equal to 13% per year.

The 2020 Senior Notes may not be prepaid in whole or in part prior to January 31, 2021. At any time, following January 31, 2021, each 2020 Senior Note may, with at least 31 days’ prior written notice from the Operating LLC to the holder thereof, be prepaid in whole or in part without the prior written consent of the holder and without penalty or premium.

The 2020 Senior Notes and the payment of all principal, interest, and any other amounts payable thereunder are senior obligations of the Operating LLC and will be senior to any Indebtedness (as defined in the Notes) of the Operating LLC outstanding as of the Effective Date, except that the 2020 Senior Notes rank pari passu to one another and to the 2017 Convertible Note.

Pursuant the 2020 Senior Notes, following the 2020 Senior Note Effective Date, the Operating LLC may not incur any Indebtedness that is a senior obligation to the 2020 Senior Notes.

SCHEDULE I

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Balance Sheets
(Dollars in Thousands)

	As of December 31,
	2019	2018
Assets
Cash	$-	$-
Investment in Cohen & Company, LLC	64,804	67,594
Other assets	-	47
Total assets	$64,804	$67,641

Liabilities
Accrued interest and other liabilities	$359	$340
Deferred income taxes	1,339	2,017
Debt	29,787	29,510
Total liabilities	31,485	31,867

Stockholders’ Equity
Preferred Stock	27	5
Common Stock	12	12
Additional paid-in capital	68,714	68,591
Accumulated deficit	(34,519)	(31,926)
Accumulated other comprehensive loss	(915)	(908)
Total stockholders’ equity	33,319	35,774

Total liabilities and stockholders’ equity	$64,804	$67,641

See accompanying notes to condensed financial statements.

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Statements of Operations
(Dollars in Thousands)

	For the Year Ended December 31,
	2019	2018	2017

Revenues
Equity in undistributed earnings / (loss) from Cohen & Company, LLC	$1,340	$921	$4,939
Total revenues	1,340	921	4,939
Operating income / (loss)	1,340	921	4,939
Non-operating expense
Interest expense	(4,074)	(4,251)	(4,104)
Income / (loss) before income taxes	(2,734)	(3,330)	835
Income tax (benefit) / expense	(680)	(867)	(1,229)
Net income / (loss)	$(2,054)	$(2,463)	$2,064

See accompanying notes to condensed financial statements.

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Statements of Cash Flows
(Dollars in Thousands)

	For the Year Ended December 31,
	2019	2018	2017

Operating activities
Net income / (loss)	$(2,054)	$(2,463)	$2,064
Adjustments to reconcile net income / (loss) to net cash provided by / (used) in operating activities:
Equity in undistributed earnings / (loss) from Cohen & Company, LLC	(1,340)	(921)	(4,939)
Distributions from / (contributions to) Cohen & Company, LLC	4,634	6,930	4,856
Other (income) / expense	-	-	-
Amortization of discount of debt	277	575	873
(Increase) / decrease in other assets	47	(53)	24
Increase / (decrease) in accounts payable and other liabilities	19	14	27
Increase / (decrease) in deferred income taxes	(678)	(838)	(1,279)
Net cash provided by / (used in) operating activities	905	3,244	1,626
Financing activities
Repurchase and repayment of debt	-	(1,461)	-
Cash used to net share settle equity awards	(87)	(51)	(69)
Repurchase of stock	(299)	(769)	(572)
Dividends paid to stockholders	(519)	(966)	(985)
Net cash provided by / (used in) financing activities	(905)	(3,247)	(1,626)
Net increase (decrease) in cash and cash equivalents	-	(3)	-
Cash and cash equivalents, beginning of period	-	3	3
Cash and cash equivalents, end of period	$-	$-	$3

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

COHEN & COMPANY INC.

SELECTED QUARTERLY FINANCIAL RESULTS (Unaudited)

(Dollars in thousands, except share and per share information)

The following tables present our unaudited consolidated statements of operations data for the eight quarters ended 2019 and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Dec 2019	Sep 2019	Jun 2019	Mar 2019	Dec 2018	Sep 2018	Jun 2018	Mar 2018

Total revenues	$16,090	$11,267	$11,169	$11,140	$15,621	$12,237	$12,190	$9,338
Operating expenses
Compensation and benefits	6,159	7,017	6,432	6,364	6,425	7,177	6,589	5,194
Business development, occupancy, equipment	926	770	895	811	759	725	644	867
Subscriptions, clearing, and execution	2,950	2,403	2,056	2,273	2,209	2,433	2,151	1,834
Professional fee and other operating	1,942	1,440	1,190	1,679	3,855	1,483	1,379	1,742
Depreciation and amortization	79	80	78	81	85	63	52	61
Total operating expenses	12,056	11,710	10,651	11,208	13,333	11,881	10,815	9,698
Operating income / (loss)	4,034	(443)	518	(68)	2,288	356	1,375	(360)
Non-operating income / (expense)
Interest income (expense)	(2,255)	(1,536)	(1,939)	(1,854)	(2,282)	(2,185)	(2,201)	(1,819)
Income / (loss) from equity method affiliates	(188)	(109)	(248)	(8)	-	-	-	-
Income/(loss) before income taxes	1,591	(2,088)	(1,669)	(1,930)	6	(1,829)	(826)	(2,179)
Income tax expense / (benefit)	394	(170)	(641)	(106)	418	(595)	(636)	(28)
Net income / (loss)	1,197	(1,918)	(1,028)	(1,824)	(412)	(1,234)	(190)	(2,151)
Less: Net income / (loss) attributable to the non-controlling interest	423	(702)	(618)	(622)	6	(583)	(270)	(677)
Net income / (loss) attributable to Cohen & Company Inc.	$774	$(1,216)	$(410)	$(1,202)	$(418)	$(651)	$80	$(1,474)

Earnings / (loss) per common share — basic	$0.69	$(1.06)	$(0.36)	$(1.06)	$(0.37)	$(0.57)	$0.07	$(1.26)
Weighted average common shares outstanding — basic	1,125,311	1,143,909	1,143,909	1,133,166	1,117,576	1,145,323	1,172,919	1,172,476
Earnings / (loss) per common share — diluted	$0.56	$(1.06)	$(0.36)	$(1.06)	$(0.37)	$(0.57)	$0.07	$(1.26)
Weighted average common shares outstanding — diluted	2,757,194	1,676,318	1,676,318	1,665,575	1,649,985	1,677,732	1,719,671	1,704,885

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