Form 10-K/A
period 2019-12-31
Cohen & Co Inc.
filed 2020-05-07
CIK 1270436

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

As of May 4, 2020, there were 1,246,710 shares of Common Stock of Cohen & Company Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None.

COHEN & COMPANY INC.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10–K (this “Amendment”) amends the Annual Report on Form 10–K for the fiscal year ended December 31, 2019 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2020, of Cohen & Company Inc.  We are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of the SEC’s Form 10-K and not included in the Original Filing all of which information was previously disclosed in our proxy statement filed with the SEC on May 1, 2020 and is being re-filed herewith.  The reference on the cover of the Original Filing to the incorporation by reference to portions of our  proxy statement for our 2020 Annual Meeting of Stockholders into Part III of the Original Filing is hereby deleted.

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

Unless otherwise noted or as the context otherwise requires, the term “the Company,” “we,” “us,” or “our” refers to Cohen & Company Inc. and its subsidiaries.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Names of Directors and Biographical Information

Daniel G. Cohen, age 50, has, since February 21, 2018, served as the Chairman of the Company’s Board of Directors (the “Board” or the “Board of Directors”) and of the Board of Managers of the Company’s subsidiary, Cohen & Company, LLC (“Cohen & Company, LLC”), and has, since September 16, 2013, served as the President and Chief Executive of the Company’s European Business, and as President, a director and the Chief Investment Officer of the Company’s indirect majority owned subsidiary, Cohen & Company Financial Limited (formerly known as EuroDekania Management Limited), a Financial Conduct Authority regulated investment advisor and broker dealer focusing on the European capital markets (“CCFL”). Mr. Cohen served as Vice Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC from September 16, 2013 to February 21, 2018. Mr. Cohen served as the Chief Executive Officer and Chief Investment Officer of the Company from December 16, 2009 to September 16, 2013 and as the Chairman of the Board of Directors from October 6, 2006 to September 16, 2013. Mr. Cohen served as the executive Chairman of the Company from October 18, 2006 to December 16, 2009. In addition, Mr. Cohen served as the Chairman of the Board of Managers of Cohen & Company, LLC from 2001 to September 16, 2013, as the Chief Investment Officer of Cohen & Company, LLC from October 2008 to September 16, 2013, and as Chief Executive Officer of Cohen & Company, LLC from December 16, 2009 to September 16, 2013. Mr. Cohen served as the Chairman and Chief Executive Officer of J.V.B. Financial Group, LLC (formerly C&Co/PrinceRidge Partners LLC), the Company’s indirect broker dealer subsidiary (“JVB”), from July 19, 2012 to September 16, 2013. Mr. Cohen served as a director of Star Asia Finance, Limited (“Star Asia”), a permanent capital vehicle investing in Asian commercial real estate, until the Company’s sale of its interest in Star Asia on February 20, 2014. Mr. Cohen served as Chairman of Cohen Financial Group, Inc. since its inception in April 2007 until its liquidation in February 2012. Mr. Cohen served as a director of Muni Funding Company of America, LLC, a company investing in middle-market non-profit organizations until it merged with Tiptree Financial Partners, L.P. in June 2011. Since 2000, Mr. Cohen has been the Chairman of the board of directors of The Bancorp, Inc. (NASDAQ: TBBK), a holding company for The Bancorp Bank, which provides various commercial and retail banking products and services to small and mid-size businesses and their principals in the United States, and since January 2015 has served as Executive Chairman of The Bancorp Bank. Mr. Cohen is a member of the Academy of the University of Pennsylvania, a member of the Visiting Committees for the Humanities and a member of the Paris Center of the University of Chicago. Mr. Cohen is also a Trustee of the List College Board of the Jewish Theological Seminary, a member of the board of the Columbia Global Center in Paris, a Trustee of the Paideia Institute and a Trustee of the Arete Foundation.

G. Steven Dawson, age 62, has served as our director since January 11, 2005. Mr. Dawson also serves as the Chairman of the Audit Committee of the Board of Directors (the “Audit Committee”), as a member of the Nominating and Corporate Governance Committee, and as a member of the Compensation Committee of the Board of Directors (the “Compensation Committee”). Mr. Dawson was previously a member of the compensation committee and nominating and corporate governance committee for Sunset Financial Resources, Inc. (“Sunset”), and was also the Chairman of Sunset’s special committee in connection with Sunset’s merger with Alesco Financial Trust (“AFT”). Mr. Dawson is a private investor and, in addition to his current board activities noted above, he has, from time to time, served on the boards of other public and private companies. He currently serves on the board of directors of Medical Properties Trust (NYSE: MPW), a Birmingham, Alabama-based real estate investment trust (“REIT”) specializing in the ownership of acute care facilities and related medical properties (Chairman of the audit committee and member of the investment committee) and American Campus Communities (NYSE: ACC), an Austin-based equity REIT focused on student housing (Chairman of the audit committee and member of the compensation committee). From 1990 to 2003, Mr. Dawson served as Chief Financial Officer of Camden Property Trust and its predecessors, a multi-family REIT based in Houston with apartment operations, construction and development activities throughout the United States.

Jack J. DiMaio, Jr., age 53, has, since February 21, 2018, served as the Vice Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC and, from September 24, 2013 until February 21, 2018, Mr. DiMaio served as the Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC. Mr. DiMaio is the founder and Chief Executive Officer of the Mead Park group of companies and has served in this capacity since September 2011. Prior to founding Mead Park, Mr. DiMaio was a Managing Director and Global Head of Interest Rate, Credit and Currency Trading of Morgan Stanley, and served in this capacity from September 2009 to August 2011. In addition, Mr. DiMaio served as a member of Morgan Stanley’s Management Committee during his tenure at the firm. Prior to joining Morgan Stanley, Mr. DiMaio co-founded DiMaio Ahmad Capital LLC, a New York-based asset manager specializing in credit markets, and served as the Chief Executive Officer and Managing Partner from February 2005 to August 2009. Before founding DiMaio Ahmad Capital LLC, Mr. DiMaio was a Managing Director and Head of the Diversified Credit Hedge Fund Group at Credit Suisse Alternative Capital, Inc. from March 2004 to February 2005. Prior to that time, Mr. DiMaio was the Chief Executive Officer of Alternative Investments at Credit Suisse Asset Management. In addition, Mr. DiMaio was an Executive Board Member of Credit Suisse Securities (USA), Inc. and of Credit Suisse Asset Management. Mr. DiMaio joined Credit Suisse in 1989, and, after completing its sales and trading program, he joined Credit Suisse’s credit research group. In 1990, Mr. DiMaio joined the Credit Suisse corporate bond trading desk where he was appointed Head Trader in 1995 and the Department Head in 1996. At the end of 1997, Mr. DiMaio was appointed Head of Credit Suisse Global Credit Trading. In 2000, Mr. DiMaio was responsible for Credit Suisse’s entire Global Credit Products Cluster and was named Head of Fixed Income Division North America. Mr. DiMaio holds a B.S. in Finance from New York Institute of Technology.

Jack Haraburda, age 81, has served as our director, a member of the Nominating and Corporate Governance Committee (except for a seven-month period in 2010) and the Chairman of the Compensation Committee since October 6, 2006 and has served as a member of the Audit Committee since June 2018. Mr. Haraburda served as a trustee and Chairman of the compensation committee of the board of trustees of AFT from January 2006 until Sunset’s merger with AFT. Mr. Haraburda is the managing partner of CJH Securities Information Group, a professional coaching business. Mr. Haraburda served as managing director for the Philadelphia Complex of Merrill Lynch, Pierce, Fenner & Smith Incorporated from 2003 to 2005. He has also served in various positions at Merrill Lynch from 1984 until 2003, including as managing director of Merrill Lynch’s Princeton Complex, resident Vice President of Merrill Lynch’s Philadelphia Main Line Complex, marketing director and national sales manager of Merrill Lynch Life Agency and Chairman of Merrill Lynch Metals Company. From 1980 to 1984, he was managing director of Comark Securities, a government securities dealer. From 1968 until 1980, he served as a financial advisor, national sales manager for the Commodity Division, manager of the Atlanta Commodity Office and the Bala Cynwyd office of Merrill Lynch.

Diana Louise Liberto, Esq., age 62, has served as our director since December 21, 2015, and has served Chair of the Nominating and Corporate Governance Committee, as a member of the Audit Committee and as a member of the Compensation Committee since June 2018. Ms. Liberto is a graduate of the Rutgers University School of Law, having earned a Juris Doctor degree with honors. After clerking for a United States District Court Judge from September 1991 to September 1992, Ms. Liberto worked with a law firm in Philadelphia, Pennsylvania. Ms. Liberto then joined the office of the General Counsel of Wal-Mart Stores, Inc., serving in various capacities from 2004 until October 2015, including an interim assignment in Wal-Mart India. From October 2015 to April 2018, Ms. Liberto served as the Chief Executive Officer of WalkMyMind, Inc., a corporate and personal wellness company headquartered in Philadelphia, Pennsylvania. Since April 2018, Ms. Liberto has served as President and Chief Executive Officer and Chair of the Board of Directors of WalkMyMind, Inc. and its parent holding company, WMM Holding Co., LLC. Ms. Liberto serves on the advisory board of J3Personica, a medical education selection and assessment startup company.

When determining whether it is appropriate to re-nominate a current director to continue on the Board of Directors, the Board focuses primarily on the information provided in each of the director’s individual biographies set forth above and its knowledge of the character and strengths of the sitting directors. With respect to Mr. Cohen, the Company considered his years of executive leadership with Cohen & Company, LLC as well as other companies, his extensive investment experience and his expertise in strategic planning and business expansion. With regard to Mr. Dawson, the Company considered his experience as a director of the Company and its predecessors as well as his prior experience as the Chief Financial Officer of a public company and as an independent director for other public companies. With regard to Mr. DiMaio, the Company considered his significant experience in the financial services industry, including serving in management positions of other financial institutions, and his unique perspective with respect to corporate strategy and business development. With regard to Mr. Haraburda, the Company considered his experience as a director of the Company and its predecessors as well as his extensive knowledge of the securities industry. With regard to Ms. Liberto, the Company considered her legal background and knowledge of corporate governance matters.

Rights of Certain Stockholders to Nominate Directors

On May 9, 2013, the Company entered into a Securities Purchase Agreement (the “CBF Purchase Agreement”) regarding a strategic investment in the Company by Cohen Bros. Financial, LLC, of which Daniel G. Cohen, President and Chief Executive of the Company’s European operations and Chairman of the Company’s Board of Directors and Cohen & Company, LLC’s Board of Managers, is the sole member (“CBF”). Pursuant to the CBF Purchase Agreement, the Company agreed, among other things, that at any meeting at which the Company’s stockholders may vote for the election of directors, for so long as CBF and certain of its affiliates collectively own 10% or more of the Company’s outstanding common stock (as calculated under the CBF Purchase Agreement), CBF may designate one individual to stand for election at such meeting.

Names of Executive Officers and Biographical Information

Set forth below is information regarding our executive officers.

Name	Age	Position
Lester R. Brafman	57	Chief Executive Officer
Daniel G. Cohen	50	President and Chief Executive, European Business
Joseph W. Pooler, Jr.	54	Executive Vice President, Chief Financial Officer and Treasurer

Lester R. Brafman, age 57, has served as the Chief Executive Officer of the Company and of Cohen & Company, LLC since September 16, 2013. Mr. Brafman served as the President of the Company and of Cohen & Company, LLC from June 3, 2013 until September 16, 2013. Prior to joining the Company and Cohen & Company, LLC, Mr. Brafman served as a Managing Director at Goldman Sachs & Co. from July 2001 until August 2012. During his tenure at Goldman Sachs, Mr. Brafman held various positions including in Leveraged Finance Sales; as Chief Operating Officer of Global Credit and Mortgage Trading; and as Head of High Yield and Distressed Trading. Prior to joining Goldman Sachs, Mr. Brafman served as a Managing Director at Credit Suisse First Boston from July 1994 until October 2000 where, over the course of his employment, he served as Head of High Yield Trading and as Head of Emerging Market and Sovereign Trading. Prior to joining Credit Suisse, Mr. Brafman worked at Wasserstein Perella & Co. from March 1992 until July 1994, and at Lehman Brothers Holdings Inc. from September 1988 until March 1992. Mr. Brafman received a B.A. from Columbia University and an M.B.A. from the Amos Tuck School of Business Administration, Dartmouth College.

Daniel G. Cohen, age 50, has served as the President and Chief Executive of the Company’s European Business since September 16, 2013. See “Directors, Executive Officers and Corporate Governance—Names of Directors and Biographical Information” above for Mr. Cohen’s biographical information.

Joseph W. Pooler, Jr., age 54, has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since December 16, 2009 and as Cohen & Company, LLC’s Chief Financial Officer since November 2007 and as Chief Administrative Officer since May 2007. Mr. Pooler has also, since March 13, 2018, served as the Chief Accounting Officer of Insurance Acquisition Corp. (NASDAQ: INSU), an insurance SPAC which is sponsored by the Company and which is seeking to effect a business combination with one or more insurance businesses. From July 2006 to November 2007, Mr. Pooler also served as Senior Vice President of Finance of Cohen & Company, LLC. From November 2007 to March 2009, Mr. Pooler also served as Chief Financial Officer of Muni Funding Company of America, LLC, a company investing in middle-market non-profit organizations. Prior to joining Cohen & Company, LLC, from 1999 to 2005, Mr. Pooler held key management positions at Pegasus Communications Corporation (now known as The Pegasus Companies, Inc. (OTC: PEGX)), which operated in the direct broadcast satellite television and broadcast television station segments. While at Pegasus, Mr. Pooler held various positions including Chief Financial Officer, Principal Accounting Officer, and Senior Vice President of Finance. From 1993 to 1999, Mr. Pooler held various management positions with MEDIQ, Incorporated, including Corporate Controller, Director of Operations, and Director of Sales Support. Mr. Pooler holds a B.A. from Ursinus College, an M.B.A. from Drexel University, and was a Certified Public Accountant in the Commonwealth of Pennsylvania (license lapsed).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our common stock, par value $0.01 per share (our “common stock”), which are referred to in this report as “reporting persons,” to file reports of ownership and changes in ownership with the SEC. Reporting persons are also required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by them with the SEC. To our knowledge, based solely on our review of the copies of the Section 16(a) forms furnished to us or upon written representations from certain of these reporting persons that no other reports were required, all Section 16(a) filing requirements applicable to the reporting persons were timely filed during our 2019 fiscal year, except that (i) following the withholding of 3,036 shares of common stock by the Company to fund certain tax liabilities incurred by Mr. Pooler in connection with the vesting, on January 31, 2019, of 6,369 shares of restricted common stock granted to Mr. Pooler by the Company under the Company’s Second Amended and Restated 2010 Long-Term Incentive Plan, as amended (the “2010 Long-Term Incentive Plan”), Mr. Pooler did not file a Form 4 until February 5, 2019; (ii) following the withholding of 491 shares of common stock by the Company to fund certain tax liabilities incurred by Douglas Listman, the Company’s Chief Accounting Officer, in connection with the vesting, on January 31, 2019, of 1,250 shares of restricted common stock granted to Mr. Listman by the Company under the 2010 Long-Term Incentive Plan, Mr. Listman did not file a Form 4 until February 5, 2019; and (iii) following the withholding of 7,119 shares of common stock by the Company to fund certain tax liabilities incurred by Lester R. Brafman, the Company’s Chief Executive Officer, in connection with the vesting, on January 31, 2019, of 16,388 shares of restricted common stock granted to Mr. Brafman by the Company under the 2010 Long-Term Incentive Plan, Mr. Brafman did not file a Form 4 until February 5, 2019.

Code of Business Conduct and Ethics

We have established a Code of Business Conduct and Ethics (the “Code of Ethics”) that sets forth basic principles of conduct and ethics to guide all of our employees, officers and directors. The purpose of the Code of Ethics is to:

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

The Code of Ethics is available on our website at http://www.cohenandcompany.com and is also available in print free of charge to any stockholder who requests a copy by submitting a written request to Cohen & Company Inc., Cira Centre, 2929 Arch Street, Suite 1703, Philadelphia, Pennsylvania 19104, attention: Corporate Secretary.

Recommendation of Nominees to Our Board of Directors

Information concerning our procedures by which stockholders may recommend nominees to our Board of Directors is set forth in our proxy statement relating to our 2020 Annual Meeting of Stockholders under the heading “Corporate Governance and Board of Directors Information—Recommendation of Nominees to Our Board of Directors.”  We have not made any material changes to these procedures since they were last disclosed in our proxy statement.

Audit Committee and Financial Expert

We have a separately designated standing Audit Committee of our Board of Directors, as defined in Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently comprised of three of our independent directors: Messrs. Dawson and Haraburda and Ms. Liberto. Mr. Dawson is the Chairman of our Audit Committee. Our Board of Directors has determined that each of the current members of our Audit Committee is “independent” within the meaning of the rules of the NYSE American and the SEC and that each such individual is financially literate and has accounting or related financial management expertise, as such qualifications are defined under the rules of the NYSE American. In addition, our Board of Directors has determined that Mr. Dawson is an “audit committee financial expert” as defined by the SEC. Our Audit Committee operates under a written charter that was originally adopted in 2006 and amended in 2007, 2009 and 2014. A copy of the charter may be found on our website at http://www.cohenandcompany.com and will be provided in print, free of charge, to any stockholder who requests a copy by submitting a written request to our Secretary, Rachael Fink, at Cohen & Company Inc., Cira Centre, 2929 Arch Street, Suite 1703, Philadelphia, Pennsylvania 19104. Our Audit Committee met five times in 2019. Each of the members of the Audit Committee attended at least 75% of the total number of meetings held by the Audit Committee during 2019.

Our Audit Committee has responsibility for engaging independent registered public accounting firms, reviewing with them the plans and results of the audit engagement, approving the professional services they provide to us, reviewing their independence and considering the range of audit and non-audit fees. Our Audit Committee assists our Board of Directors with oversight of (a) the integrity of our financial statements; (b) our compliance with legal and regulatory requirements; (c) the qualifications, independence and performance of the registered public accounting firm that we employ for the audit of our financial statements; and (d) the performance of the people responsible for our internal audit function. Among other things, our Audit Committee prepares the Audit Committee report for inclusion in our annual proxy statement, conducts an annual review of its charter and evaluates its performance on an annual basis. Our Audit Committee also establishes procedures for the receipt, retention and treatment of complaints that we receive regarding accounting, internal accounting controls and auditing matters and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. Our Audit Committee has the authority to retain counsel and other experts or consultants at our expense that it deems necessary or appropriate to enable it to carry out its duties without seeking approval of our Board of Directors.

Meetings of the Board of Directors

During the 2019 fiscal year, our Board of Directors held five meetings. Each of our directors attended at least 75% of the total number of meetings held by our Board of Directors during 2019.

Committees of the Board of Directors

The Board of Directors currently has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The Board of Directors has affirmatively determined that each current committee member satisfies the independence requirements of the NYSE American and the SEC for membership on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. From time to time our Board of Directors may establish a new committee or disband a current committee depending upon the circumstances.

Audit Committee

See “Audit Committee and Financial Expert” above for information regarding the Audit Committee.

Compensation Committee

The current members of the Compensation Committee are Messrs. Dawson and Haraburda and Ms. Liberto. Mr. Haraburda is the Chairman of the Compensation Committee. Our Board of Directors has determined that each of the current members of the Compensation Committee is “independent” within the meaning of the rules of the NYSE American.

The Compensation Committee assists our Board of Directors in discharging its responsibilities relating to compensation of our directors and officers. The Compensation Committee has overall responsibility for evaluating, recommending changes to and administering our compensation plans, policies and programs. Among other things, the Compensation Committee (a) reviews the Company’s overall compensation structure, policies and programs; (b) makes recommendations to the Board of Directors with respect to incentive-compensation plans and equity-based plans; (c) annually reviews the compensation of directors for service on the Board of Directors and its committees and recommends changes in Board compensation; (d) annually reviews the performance of our Chief Executive Officer and communicates the results of the review to the Chief Executive Officer and the Board of Directors; (e) if required by applicable law, produces an annual report on executive compensation for inclusion in our annual proxy statement; (f) annually reviews and reassesses the adequacy of its charter and recommends any proposed changes to the Board for approval; and (g) annually reviews its performance. The Compensation Committee has authority to grant awards under our 2006 Long-Term Incentive Plan, as amended (the “2006 Long-Term Incentive Plan”), and our 2010 Long-Term Incentive Plan. The Compensation Committee also has the authority to retain counsel and other experts or consultants at the Company’s expense that it deems necessary or appropriate to enable it to carry out its duties without seeking approval of the Board of Directors.

The Compensation Committee operates under a written charter that was originally adopted in 2006 and amended in 2009 and 2014. A copy of the charter may be found on our website at http://www.cohenandcompany.com and will be provided in print, without charge, to any stockholder who requests a copy. The Compensation Committee met two times in 2019. Each of the committee members attended all of the meetings of our Compensation Committee held during fiscal year 2019.

Nominating and Corporate Governance Committee

The current members of the Nominating and Corporate Governance Committee are Messrs. Dawson and Haraburda and Ms. Liberto. Ms. Liberto is the Chair of the Nominating and Corporate Governance Committee. Our Board of Directors has determined that each of the current members of the Nominating and Corporate Governance Committee is “independent” within the meaning of the rules of the NYSE American.

The Nominating and Corporate Governance Committee’s primary functions are to (a) recommend to the Board of Directors qualified candidates for election as directors and recommend a slate of nominees for election as directors at our annual meeting; (b) periodically prepare and submit to the Board of Directors for adoption its selection criteria for director nominees; (c) review and make recommendations on matters involving the general operation of the Board of Directors, including development and recommendation of our corporate governance guidelines; (d) annually recommend to the Board of Directors nominees for each committee of the Board; and (e) facilitate the assessment of the Board’s performance as a whole and of the individual directors and report thereon to the Board of Directors. The Nominating and Corporate Governance Committee has the authority to retain counsel and other experts or consultants at the Company’s expense that it deems necessary or appropriate to enable it to carry out its duties without seeking the approval of the Board of Directors.

The Nominating and Corporate Governance Committee operates under a written charter that was originally adopted in 2006 and amended in 2009 and 2014. A copy of the charter may be found on our website at http://www.cohenandcompany.com and will be provided in print, without charge, to any stockholder who requests a copy. Our Nominating and Corporate Governance Committee met one time in 2019. All of the committee members attended the meeting of our Nominating and Corporate Governance Committee held during fiscal year 2019.

ITEM 11	Executive compensation.

Compensation of Executive Officers

The following table summarizes the executive compensation earned by the Company’s named executive officers in 2018 and 2019:

	Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Lester R. Brafman	2019	630,000	—	220,000	(6)	—	—	—	52,602	902,602
Chief Executive Officer(3)	2018	630,000	—	220,000	(7)	—	400,000	—	43,278	1,293,278
Daniel G. Cohen	2019	630,000	—	220,000	(8)	—	—	—	52,602	902,602
Chairman(4)	2018	630,000	—	440,000	(9)	—	200,000	—	43,278	1,313,278
Joseph W. Pooler, Jr.	2019	441,000	—	75,000	(6)	—	170,000	—	52,411	738,411
Executive Vice President,	2018	441,000	—	75,000	(7)	—	170,000	—	43,110	729,110
Chief Financial Officer & Treasurer(5)

(1)	Amounts in this column represent the grant date fair value of the restricted stock award and restricted unit award, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”). The assumptions used in the calculations of these amounts are included in Note 22 to the Company’s audited financial statements for the year ended December 31, 2019 attached to the Original Filing. Amounts do not correspond to the actual value that may be recognized by the named executive officer.

(2)	Amounts in this column represent 401(k) plan matching contributions made by the Company and life insurance premium payments paid by the Company on behalf of the named executive officer. Also includes $43,110 and $33,959 of premiums paid on behalf of each named executive officer in 2019 and 2018, respectively, in connection with the Company’s medical and dental plan and the executive medical reimbursement plan.

(3)	Mr. Brafman has served as the Chief Executive Officer of the Company since September 16, 2013. Mr. Brafman served as the President of the Company and of Cohen & Company, LLC from June 3, 2013 until September 16, 2013.

(4)	Mr. Cohen has, since, February 21, 2018, served as the Chairman of the Board of Directors and of the Board of Managers of the Company’s subsidiary, Cohen & Company, LLC, and has, since September 16, 2013, served as the President and Chief Executive of the Company’s European Business, and as President, a director and the Chief Investment Officer of the Company’s indirect majority owned subsidiary, CCFL. Mr. Cohen served as Vice Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC from September 16, 2013 to February 21, 2018. Mr. Cohen served as the Chief Executive Officer and Chief Investment Officer of the Company from December 16, 2009 to September 16, 2013 and as the Chairman of the Board of Directors from October 6, 2006 to September 16, 2013. In addition, Mr. Cohen served as the Chairman of the Board of Managers of Cohen & Company, LLC from 2001 to September 16, 2013, as the Chief Investment Officer of Cohen & Company, LLC from October 2008 to September 16, 2013, and as Chief Executive Officer of Cohen & Company, LLC from December 16, 2009 to September 16, 2013.

(5)	Mr. Pooler has served as the Company’s Executive Vice President and Chief Financial Officer and Treasurer since December 16, 2009.

(6)	Effective February 13, 2020, 50,808 restricted shares of our common stock were awarded to Mr. Brafman, and 17,321 restricted shares of our common stock were awarded to Mr. Pooler, in each case based on their respective performance in 2019 (as more fully discussed below). The grant date fair value per share of these restricted shares was $4.33. These restricted shares were awarded under the 2010 Long-Term Incentive Plan. With regard to each such award, the restrictions expire with respect to one-half of these restricted shares on January 31, 2021 and with respect to the remaining one-half of these restricted shares on January 31, 2022, in each case, so long as Mr. Brafman or Mr. Pooler, as applicable, is then employed by the Company or any of its subsidiaries.

(7)	Effective February 13, 2019, 27,500 restricted shares of our common stock were awarded to Mr. Brafman, and 9,375 restricted shares of our common stock were awarded to Mr. Pooler, in each case based on their respective performance in 2018 (as more fully discussed below). The grant date fair value per share of these restricted shares was $8.00. These restricted shares were awarded under the 2010 Long-Term Incentive Plan. With regard to each such award, the restrictions expired with respect to one-half of these restricted shares on January 31, 2020 and will expire with respect to the remaining one-half of these restricted shares on January 31, 2021, in each case, so long as Mr. Brafman or Mr. Pooler, as applicable, is then employed by the Company or any of its subsidiaries.

(8)	Effective February 13, 2020, 508,080 restricted units of membership interests in Cohen & Company , LLC (“LLC Units”) were awarded to Mr. Cohen based on his performance in 2019. The grant date fair value per share of these LLC Units was $0.433. These LLC Units were awarded under the 2010 Long-Term Incentive Plan. The restrictions will expire with respect to half of these LLC Units on January 31, 2021 and with respect to the remaining half of these restricted LLC Units on January 31, 2022, in each case, so long as Mr. Cohen is then employed by the Company or any of its subsidiaries. Following the expiration of the applicable restrictions on these LLC Units, Mr. Cohen will be able to cause Cohen & Company, LLC to redeem such LLC Units at any time for, at the Company’s option, cash or one share of common stock for every ten such LLC Units.

(9)	Effective February 13, 2019, 550,000 restricted LLC Units were awarded to Mr. Cohen based on his performance in 2018 (as more fully discussed below). The grant date fair value per share of these LLC Units was $0.80. These LLC Units were awarded under the 2010 Long-Term Incentive Plan. The restrictions expired with respect to half of these LLC Units on January 31, 2020 and will expire with respect to the remaining half of the LLC Units on January 31, 2021 so long as Mr. Cohen is then employed by the Company or any of its subsidiaries. Mr. Cohen may cause Cohen & Company, LLC to redeem the unrestricted half of these LLC Units at any time for, at the Company’s option, cash or one share of common stock for every ten such LLC Units. Following the expiration of the restrictions on the remaining half of these LLC Units, Mr. Cohen will be able to cause Cohen & Company, LLC to redeem such LLC Units at any time for, at the Company’s option, cash or one share of common stock for every ten such LLC Units.

In April 2018, after consulting with Mr. Brafman, the Compensation Committee established performance targets for 2018 incentive plan compensation based on the Company’s annual pre-tax income. The targeted 2018 cash bonuses for Messrs. Brafman, Cohen and Pooler were set at 150%, 150% and 100% of base salary, respectively, while the targeted equity bonuses for such executives were set at 30%, 30% and 25% of base salary, respectively. Subject to the Compensation Committee’s review and discretion, 50% of performance-based bonuses would be discretionary, based on each executive’s respective performance and qualitative achievements in 2018, and the remaining 50% would be based on pre-tax income. No executive officer other than Mr. Brafman had any role in determining or recommending the amount or form of 2018 executive officer compensation.

As reflected under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table (see “Compensation of Executive Officers” above), Messrs. Brafman, Cohen and Pooler were awarded performance-based cash bonus awards in the amounts of $400,000, $200,000 and $170,000, respectively. In addition, Messrs. Brafman, Cohen and Pooler were awarded performance-based equity bonus awards in the amounts of $220,000, $440,000 and $75,000, respectively, for their performance in 2018. In determining such performance-based bonuses, the Compensation Committee considered the targeted performance metric that was achieved in 2018, as well as qualitative achievements such as Messrs. Brafman’s, Cohen’s and Pooler’s respective roles during 2018 in connection with the following:

•	Growing the Company’s GCF Repo Business from an approximately $1.3 billion book at the end of 2017 to an approximately $4.8 billion book at the end of 2018, including achieving profitability in three months during the year;

•	Negotiated and closed $25 million line of credit to support the launch of the GCF Repo Business;

•	Launching the new U.S. Insurance Asset Management platform, including the negotiation and closing of a joint venture where the Company committed to invest up to $3 million and an outside investor committed to invest approximately $63 million;

•	Strategically monetizing a structured product principal investment; and

•	The Company’s ability to mitigate a more substantial pre-tax loss and net loss due to the markets for trading being down substantially in 2018, significant expenditures on business development efforts, and a material drop off from 2017 in non-recurring revenue streams such as the Company’s European new issue revenue and its other revenue items from revenue share contracts.

Mr. Cohen did not receive “Non-Equity Incentive Plan Compensation” related to the provision in the Cohen Employment Agreement calling for a payment equal to 25% of the aggregate net income of the European Business (as defined in the Cohen Employment Agreement, which is described in greater detail below), as the cumulative net income was still negative as of the end of 2018.

In February 2019, the Board of Directors, upon the Compensation Committee’s recommendation, unanimously approved the compensation for each executive officer for 2018.

In June 2019, after consulting with Mr. Brafman, the Compensation Committee determined that 2019 incentive plan compensation would be discretionary. The targeted 2019 cash bonuses for Messrs. Brafman, Cohen and Pooler were set at 150%, 150% and 100% of base salary, respectively, while the targeted equity bonuses for such executives were set at 30%, 30% and 25% of base salary, respectively. Subject to the Compensation Committee’s review of the Company’s performance, and at the Compensation Committee’s discretion, 100% of performance-based bonuses would be discretionary, based on each executive’s respective performance and qualitative achievements in 2019. No executive officer other than Mr. Brafman had any role in determining or recommending the amount or form of 2019 executive officer compensation.

As reflected under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table (see “Compensation of Executive Officers” above), Messrs. Brafman, Cohen and Pooler were awarded performance-based cash bonus awards in the amounts of $0, $0 and $170,000, respectively. In addition, Messrs. Brafman, Cohen and Pooler were awarded performance-based equity bonus awards in the amounts of $220,000, $220,000 and $75,000, respectively, for their performance in 2019. In determining such performance-based bonuses, the Compensation Committee considered qualitative achievements such as Messrs. Brafman’s, Cohen’s and Pooler’s respective roles during 2019 in connection with the following:

•	Growing the Company’s GCF Repo Business from an approximately $4.8 billion book at the end of 2018 to an approximately $6.2 billion book at the end of 2019, including achieving profitability in nine months during the year and growing revenue by $3.9 million from 2018;

•	Growing the Company’s Gestation Repo Business from an approximately $.4 billion book at the end of 2018 to an approximately $1.3 billion book at the end of 2019, growing revenue by $3.5 million from 2018;

•	Sponsoring Insurance Acquisition Corp, a blank check company that is seeking to effect a business combination with an insurance related entity; initial public offering in March 2019 raised proceeds of $150.7 million;

•	Closing the Securities Purchase Agreement, dated December 30, 2019, by and among the Company, Cohen & Company, LLC, Daniel G. Cohen, and The DGC Family Fintech Trust (the “2019 Unit Purchase Agreement”), increasing the non-controlling interest component of total equity by $7.9 million;

•	Restructuring and extending the maturity of $6.8 million senior notes by one year to September 25, 2020;

•	The Company’s ability to mitigate a more substantial pre-tax loss and net loss, despite significant expenditures on business development efforts, and a material drop off from 2018 in certain non-recurring revenue streams, including certain asset management, new issue and advisory, and principal transactions revenues.

Mr. Cohen did not receive “Non-Equity Incentive Plan Compensation” related to the provision in the Cohen Employment Agreement calling for a payment equal to 25% of the aggregate net income of the European Business (as defined in the Cohen Employment Agreement, which is described in greater detail below), as the Company’s cumulative net income was still negative as of the end of 2019.

In February 2020, the Board of Directors, upon the Compensation Committee’s recommendation, unanimously approved the compensation for each executive officer for 2019.

Outstanding Equity Awards at Fiscal Year-End 2019

The following table summarizes the equity awards the Company has made to each of the named executive officers that were outstanding as of December 31, 2019:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Lester R. Brafman	—	—	—	—	—	37,069	(2)	146,423	—	—
Joseph W. Pooler, Jr.	—	—	—	—	—	11,767	(2)	46,480	—	—
Daniel G. Cohen	—	—	—	—	—	550,000	(3)	217,250	—	—
	—	—	—	—	—	20,095	(2)	79,375	—	—

(1)	The amounts set forth in this column equal the number of shares of restricted common stock or the number of shares of common stock into which restricted LLC Units may be redeemed, as applicable, multiplied by the closing price of the Company’s common stock ($3.95) as reported by the NYSE American on December 31, 2019.
(2)	Represents restricted shares of the Company’s common stock..
(3)	Represents LLC Units. Effective February 13, 2019, 550,000 restricted LLC Units were awarded to Mr. Cohen based on his performance in 2018. These restricted LLC Units were awarded under the 2010 Long-Term Incentive Plan. The restrictions expired with respect to half of these restricted LLC Units on January 31, 2020 and will expire with respect to the remaining half of the LLC Units on January 31, 2021 so long as Mr. Cohen is then employed by the Company or any of its subsidiaries. Mr. Cohen may cause Cohen & Company, LLC to redeem the unrestricted half of these LLC Units at any time for, at the Company’s option, cash or one share of common stock for every ten such LLC Units. Following the expiration of the restrictions on the remaining half of these LLC Units, Mr. Cohen will be able to cause Cohen & Company, LLC to redeem such LLC Units at any time for, at the Company’s option, cash or one share of common stock for every ten such LLC Units.

Employment Agreements with Named Executive Officers

Lester R. Brafman, Chief Executive Officer

On September 16, 2013, the Company and Cohen & Company, LLC entered into an Employment Agreement with Mr. Brafman (the “Brafman Employment Agreement”). The Brafman Employment Agreement expired pursuant to its own terms on December 31, 2014. Mr. Brafman does not currently have an employment agreement with the Company.

Under the Brafman Employment Agreement, Mr. Brafman served as the Chief Executive Officer of both the Company and Cohen & Company, LLC.

The Brafman Employment Agreement provided that Mr. Brafman’s minimum base salary was $600,000 per annum. In addition, the Compensation Committee could periodically review Mr. Brafman’s base salary and provide for such increases as it deemed appropriate, in its discretion. On February 16, 2017, upon recommendation of the Compensation Committee, the Board approved an increase to Mr. Brafman’s salary to $630,000 per year, effective January 1, 2017.

Under the Brafman Employment Agreement, in addition to base salary, for each fiscal year of Cohen & Company, LLC ending during the term, Mr. Brafman had the opportunity to receive an annual bonus in an amount and on such terms as were to be determined by the Compensation Committee. The Compensation Committee also had the discretion to grant Mr. Brafman other bonuses in such amounts and on such terms as it determined, in its discretion. The foregoing did not limit Mr. Brafman’s eligibility to receive any other bonus under any other bonus plan, stock option or equity-based plan, or other policy or program of the Company or Cohen & Company, LLC.

Under the Brafman Employment Agreement, Mr. Brafman was entitled to participate in any equity compensation plan of the Company or Cohen & Company, LLC in which he was eligible to participate, and could be granted, in accordance with any such plan, options to purchase LLC Units, options to purchase shares of the Company’s common stock, shares of restricted stock and/or other equity awards in the discretion of the Compensation Committee. The Brafman Employment Agreement also provided that Mr. Brafman was entitled to participate in any group life, hospitalization or disability insurance plans, health programs, retirement plans, fringe benefit programs and other benefits and perquisites that were available to other senior executives of Cohen & Company, LLC generally, in each case to the extent that Mr. Brafman was eligible under the terms of such plans or programs.

Daniel G. Cohen, Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC, President and Chief Executive of the Company’s European Operations, and President of CCFL

On May 9, 2013, in connection with the CBF Purchase Agreement, Mr. Cohen entered into the Amended and Restated Employment Agreement (the “Cohen Employment Agreement”), dated as of May 9, 2013, among the Company and Cohen & Company, LLC, and, solely for purposes of Sections 6.4 and 7.5 thereof, JVB and J.V.B. Financial Group Holdings (formerly known as C&Co/PrinceRidge Holdings LP and as PrinceRidge Holdings LP).

The Cohen Employment Agreement became effective on September 16, 2013.

The initial term of the Cohen Employment Agreement ended on December 31, 2014, however, pursuant to the terms of the Cohen Employment Agreement, the term renewed automatically for an additional one-year period at such time and will continue to be renewed for additional one-year periods at the end of any renewed term unless terminated by the parties in accordance with the terms of the Cohen Employment Agreement.

Pursuant to the Cohen Employment Agreement, Mr. Cohen will receive, during the term thereof, a guaranteed payment from Cohen & Company, LLC of at least $600,000 annually (the “Current Guaranteed Payment”), and will be entitled to receive the following allocations (collectively, “Cohen Allocations”) from the Company: (a) a payment equal to 25% of the aggregate net income, if any, of the European Business in each calendar year as determined in accordance with GAAP, subject to an off-set equal to 25% of the aggregate net losses, if any, in prior periods until such net losses have been fully off-set by net income in future periods, and (b) a payment equal to 20% of the gross revenues generated on transactions that Mr. Cohen is responsible for generating for the Company’s non-European broker-dealers during each semi-annual calendar period as determined in accordance with GAAP. On February 16, 2017, upon recommendation of the Compensation Committee, the Board approved an increase to Mr. Cohen’s salary to $630,000 per year, effective January 1, 2017.

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

The Cohen Employment Agreement provides that Mr. Cohen may participate in any group life, hospitalization or disability insurance plans, health programs, retirement plans, fringe benefit programs and other benefits that may be available to other senior executives of the Company generally, in each case to the extent that Mr. Cohen is eligible under the terms of such plans or programs. Mr. Cohen is entitled to participate in any equity compensation plan of the Company or Cohen & Company, LLC in which he is eligible to participate, and may, without limitation, be granted in accordance with any such plan options to purchase LLC Units, shares of the Company’s common stock and other equity awards in the discretion of the Compensation Committee.

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

If Mr. Cohen terminates his employment with Good Reason, or the Company terminates his employment without Cause, or the Company or Cohen & Company, LLC terminates the Cohen Employment Agreement by not renewing the term of the Cohen Employment Agreement as provided therein, then Mr. Cohen will be entitled to receive (a) a single-sum payment equal to accrued but unpaid Current Guaranteed Payment and other benefits (including any Prior Period Allocations earned by Mr. Cohen); (b) a single-sum payment of an amount equal to three times (1) the average of the Current Guaranteed Payment amounts paid to Mr. Cohen over the three calendar years prior to the date of termination, (2) if less than three years have elapsed between the date of the Cohen Employment Agreement and the date of termination, the highest Current Guaranteed Payment paid to Mr. Cohen in any calendar year prior to the date of termination, or (3) if less than twelve months have elapsed from the date of the Cohen Employment Agreement to the date of termination, the highest Current Guaranteed Payment received in any month times twelve; provided that if the applicable calculation under (1), (2) or (3) yields less than $1,000,000, then Mr. Cohen will receive a single-sum payment of $1,000,000 in lieu of such amount (the “Minimum Severance Amount”); and (c) a single-sum payment equal to the allocations for the period in which the termination occurs to which he would have been entitled if a termination had not occurred in such period, multiplied by a fraction (x) the numerator of which is the number of days in such period preceding the termination and (y) the denominator of which is the total number of days in such period. In addition, if Mr. Cohen terminates his employment with Good Reason, or the Company terminates his employment without Cause, or the Company or Cohen & Company, LLC terminates the Cohen Employment Agreement by not renewing the term of the Cohen Employment Agreement as provided therein, then all outstanding unvested equity based awards (including, without limitation, stock options and restricted stock) held by Mr. Cohen will fully vest and become immediately exercisable, as applicable, subject to the terms of such awards.

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

In the event Mr. Cohen’s employment is terminated by the Company for Cause, by Mr. Cohen without Good Reason, or by Mr. Cohen as a result of not renewing the Cohen Employment Agreement, Mr. Cohen will be restricted for a period of six months after the end of the term of the Cohen Employment Agreement in his ability to engage in certain activities that are competitive with the Company’s sales and trading of fixed income securities or investment banking activities in any European country in which the Company or any of its controlled affiliates operates (each a “Competing Business”), provided, however, that Mr. Cohen may serve as a member of the board of directors or equivalent position of any corporation or other company that is a Competing Business, provided, further, that Mr. Cohen is obligated to recuse himself from any discussion in such position if it raises a conflict of interest with respect to Mr. Cohen’s duties to the Company or adversely affects the Company. In addition, for a period of six months following the end of the term of the Cohen Employment Agreement, regardless of the reason the term of the Cohen Employment Agreement ends, Mr. Cohen is prohibited under certain circumstances from soliciting the Company’s employees, customers and clients.

On August 19, 2014, the Company entered into a share purchase agreement by and between Cohen & Company, LLC and C&Co Europe Acquisition LLC (the “European Sale Agreement”) to sell its European operations to C&Co Europe Acquisition LLC, an entity controlled by Daniel G. Cohen for approximately $8,700,000. The transaction was subject to customary closing conditions and regulatory approval from the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom. See Note 4 to our consolidated financial statements included in the Original Filing for further information regarding European Sale Agreement. On June 30, 2015, the parties to the European Sale Agreement agreed, among other things, that if the transaction contemplated thereby was terminated in accordance with its terms prior to the closing, then the Cohen Employment Agreement would be automatically amended (the “Employment Agreement Amendment”) to provide that if Mr. Cohen’s employment was terminated by Cohen & Company, LLC without “Cause” or by Mr. Cohen with “Good Reason” (as such terms are defined in the Cohen Employment Agreement), the Minimum Severance Amount would be reduced from $3,000,000 to $1,000,000. On March 10, 2017, C&Co Europe Acquisition LLC provided notice to Cohen & Company, LLC that it was terminating the European Sale Agreement and, as a result, the Employment Agreement Amendment automatically became effective as of such date.

Joseph W. Pooler, Jr., Chief Financial Officer

Mr. Pooler’s Employment Agreement, dated May 7, 2008 and amended on February 20, 2009 and February 18, 2010 (collectively, the “Pooler Agreement”), provides for a minimum salary of $400,000 per annum through December 31, 2010. Mr. Pooler’s base salary for fiscal years after 2010 will be determined by the Compensation Committee. On January 15, 2013, the Compensation Committee increased Mr. Pooler’s salary to $420,000 per year. On February 16, 2017, upon recommendation of the Compensation Committee, the Board approved an increase to Mr. Pooler’s salary to $441,000 per year, effective January 1, 2017.

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

The Pooler Agreement contains a waiver of any “Good Reason” termination that was available to Mr. Pooler pursuant to the terms of his original employment agreement as a result of the closing of a transaction pursuant to which Cohen & Company, LLC became a majority owned subsidiary of the Company. The Pooler Agreement also acknowledges that Mr. Pooler’s equity-based awards in Cohen & Company, LLC became fully vested and immediately exercisable as of December 16, 2009, the date of the closing of the transaction pursuant to which Cohen & Company, LLC became a majority owned subsidiary of the Company.

During the period of Mr. Pooler’s employment with Cohen & Company, LLC, and the period ending one year following the termination of his employment with Cohen & Company, LLC, Mr. Pooler may not, directly or indirectly through another entity, (a) induce or attempt to induce any employee of Cohen & Company, LLC or its affiliates to leave the employ of Cohen & Company, LLC or such affiliates, or in any way interfere with the relationship between Cohen & Company, LLC and any of its affiliates and any employee thereof, or (b) hire any person who was an employee of Cohen & Company, LLC or any of its affiliates or subsidiaries within 180 days after such person ceased to be an employee of Cohen & Company, LLC or any of its affiliates.

Potential Payments Upon Termination or Change in Control

As described above, Messrs. Cohen and Pooler have provisions in their respective employment agreements providing for certain benefits upon the occurrence of certain events, including terminations of their respective employment without cause or for good reason, upon a change of control, or upon their death or disability. As a part of the negotiations of each employment agreement, the Board of Directors believed that circumstances giving rise to the payments set forth above were appropriate.

Other Compensation Plans

The Company does not generally provide its executive officers with payments or other benefits at, following or in connection with retirement. The Company does not generally have a nonqualified deferred compensation plan that provides for deferral of compensation on a basis that is not tax-qualified for its executive officers.

Cash and Equity Plan Compensation

Cash Bonus Plan

In August 2009, our Board of Directors adopted the Cohen & Company Inc. (formerly Alesco Financial Inc.) Cash Bonus Plan (the “Company’s Cash Bonus Plan”), which was approved by stockholders on December 15, 2009. The purpose of the Company’s Cash Bonus Plan is to provide performance-based cash bonus compensation for participants based on the attainment of one or more performance goals or targets that are related to the financial success of the Company, and that are established from time to time by the Compensation Committee, as part of an integrated compensation program.

The 2010 Long-Term Incentive Plan

The 2010 Long-Term Incentive Plan, as amended from time to time, was administered by the Compensation Committee, except that, in certain circumstances, the Board of Directors could act in its place. The 2010 Long-Term Incentive Plan expired by its terms on April 22, 2020.

The purpose of the 2010 Long-Term Incentive Plan was to induce key employees, directors, officers, advisors and consultants to continue providing services to the Company and its subsidiaries and to encourage them to increase their efforts to make the Company’s business more successful, whether directly or through its subsidiaries or other affiliates. In furtherance of these objectives, the 2010 Long-Term Incentive Plan was designed to provide equity-based incentives to such persons in the form of options (including stock appreciation rights), restricted shares, phantom shares, dividend equivalent rights and other forms of equity based awards as contemplated by the 2010 Long-Term Incentive Plan, with eligibility for such awards determined by the Compensation Committee. The Compensation Committee and Board of Directors believe that awards of restricted shares, typically vesting over multi-year periods, were the most effective of the equity-based incentives available under the 2010 Long-Term Incentive Plan in accomplishing its compensation goals.

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

Effective February 13, 2019, 27,500 restricted shares of our common stock were awarded to Mr. Brafman, and 9,375 restricted shares of our common stock were awarded to Mr. Pooler, in each case based on their respective performance in 2018. The grant date fair value per share of these restricted shares was $8.00. These restricted shares were awarded under the 2010 Long-Term Incentive Plan. With regard to each such award, the restrictions expired with respect to one-half of these restricted shares on January 31, 2020 and will expire with respect to the remaining one-half of these restricted shares on January 31, 2021, in each case, so long as Mr. Brafman or Mr. Pooler, as applicable, is then employed by the Company or any of its subsidiaries.

Effective February 13, 2020, 50,808 restricted shares of our common stock were awarded to Mr. Brafman, 17,321 restricted shares of our common stock were awarded to Mr. Pooler, in each case based on their respective performance in 2019. The grant date fair value per share of these restricted shares was $4.33. These restricted shares were awarded under the 2010 Long-Term Incentive Plan. With regard to each such award, the restrictions expire with respect to one-half of these restricted shares on January 31, 2021 and with respect to the remaining one-half of these restricted shares on January 31, 2022, in each case, so long as Mr. Brafman or Mr. Pooler, as applicable, is then employed by the Company or any of its subsidiaries.

Effective February 13, 2019, 550,000 restricted LLC Units were awarded to Mr. Cohen based on his performance in 2018. The grant date fair value per share of these LLC Units was $0.80. These LLC Units were awarded under the 2010 Long-Term Incentive Plan. The restrictions expired with respect to half of these LLC Units on January 31, 2020 and will expire with respect to the remaining half of these LLC Units on January 31, 2021 so long as Mr. Cohen is then employed by the Company or any of its subsidiaries. Mr. Cohen may cause Cohen & Company, LLC to redeem the unrestricted half of these LLC Units at any time for, at the Company’s option, cash or one share of common stock for every ten such LLC Units. Following the expiration of the restrictions on the remaining half of these LLC Units, Mr. Cohen will be able to cause Cohen & Company, LLC to redeem such LLC Units at any time for, at the Company’s option, cash or one share of common stock for every ten such LLC Units.

Effective February 13, 2020, 508,080 restricted LLC Units were awarded to Mr. Cohen based on his performance in 2019. The grant date fair value per share of these LLC Units was $0.433. These LLC Units were awarded under the 2010 Long-Term Incentive Plan. The restrictions will expire with respect to half of these LLC Units on January 31, 2021 and with respect to the remaining half of these LLC Units on January 31, 2022, in each case, so long as Mr. Cohen is then employed by the Company or any of its subsidiaries. Following the expiration of the applicable restrictions on these LLC Units, Mr. Cohen will be able to cause Cohen & Company, LLC to redeem such LLC Units at any time for, at the Company’s option, cash or one share of common stock for every ten such LLC Units.

The 2020 Long-Term Incentive Plan

On April 7, 2020, the Board of Directors adopted the Cohen & Company Inc. 2020 Long-Term Incentive Plan (the “2020 Long-Term Incentive Plan”). The Company will seek approval of the 2020 Long-Term Incentive Plan by the Company’s stockholders at the Company’s 2020 annual meeting of stockholders. All directors and employees of the Company or its affiliates are eligible to receive awards under the 2020 Long-Term Incentive Plan, including the Company’s named executive officers, Daniel G. Cohen, Lester R. Brafman and Joseph W. Pooler, Jr.

The 2020 Long-Term Incentive Plan is substantially identical to the 2010 Long-Term Incentive Plan, except that the aggregate maximum number of shares of the Company’s common stock that may be granted under the 2020 Long-Term Incentive Plan is 600,000 shares, subject to adjustment in the event there is a merger, consolidation, stock split, reclassification, recapitalization or similar transaction with respect to the Company’s common stock. Further, no award may be granted under the 2020 Long-Term Incentive Plan after April 7, 2030.

As of May 7, 2020, no awards had been issued under the 2020 Long-Term Incentive Plan.

Non-Qualified Deferred Compensation Plan

In February 2020, the Board adopted the Cohen & Company Inc. Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”).

The Deferred Compensation Plan is a non-qualified deferred compensation plan for a select group of management and other highly compensated employees (within the meaning of ERISA) of the Company and its subsidiaries.

The Deferred Compensation Plan is designed to comply with Section 409A of the Code.

The Deferred Compensation Plan allows the Company to make discretionary “Company Allocations” to eligible participant accounts, which may be a percentage of the eligible participant’s base cash salary or a fixed dollar amount, as approved by the Compensation Committee.

A Rabbi Trust may (but need not) be established by the Company in connection with the Deferred Compensation Plan for purposes of holding assets necessary to fund payment of the Company Allocations. With respect to any benefits payable under the Deferred Compensation Plan, the participants (and their beneficiaries) will have the same status as general unsecured creditors of the Company. Pursuant to the Deferred Compensation Plan, no participant is permitted to make elective deferral contributions to their plan accounts without the approval of the Compensation Committee.

Perquisites

Perquisites did not constitute a material portion of the compensation paid to the executive officers for fiscal year 2018 or 2019. Executive officers are eligible to participate in all of the Company’s employee benefit plans, such as medical, dental, group life, disability, accidental death and dismemberment insurance and our 401(k) plan, in each case on the same basis as other employees, subject to applicable law.

18

COMPENSATION OF DIRECTORS

The Company generally uses cash-based compensation to attract and retain qualified candidates to serve on the Board of Directors. In accordance with the Company’s compensation policy, for serving as a director for the fiscal year ended December 31, 2019, non-employee directors each received an annual cash fee of $75,000. The Chairperson of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee receive additional annual cash fees of $20,000, $3,750 and $3,750, respectively.

The table below summarizes the compensation information for the Company’s non-employee directors for the fiscal year ended December 31, 2019. Daniel G. Cohen, Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC, President and Chief Executive of the Company’s European Business, and President of CCFL, is not included in the table below as he is deemed a “named executive officer” of the Company. Compensation for Mr. Cohen is shown on the Summary Compensation Table (see “Compensation of Executive Officers” above).

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
G. Steven Dawson	95,000	—	—	—	—	—	95,000
Jack DiMaio	75,000	—	—	—	—	—	75,000
Jack Haraburda	78,750	—	—	—	—	—	78,750
Diana Louise Liberto	78,750	—	—	—	—	—	78,750

(1)	Amounts in this column represent annual Board fees and annual chair fees earned by non-employee directors for service in 2019.

The Company reimburses all non-employee directors for travel and other reasonable expenses incurred in connection with attending its Board of Directors, committee and annual meetings.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock, our  Series E Voting Non-Convertible Preferred Stock, par value $0.001 per share (“Series E Preferred Stock”), and our Series F Voting Non-Convertible Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”), as of May 4, 2020, by (1) each person known by us to own beneficially more than 5% of our outstanding common stock, Series E Preferred Stock or Series F Preferred Stock, as applicable, (2) each current director and Director Nominee, (3) each named executive officer, and (4) all current directors and executive officers as a group. The number of shares of our stock beneficially owned by each entity, person, director, executive officer or named executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any stock as to which the individual has the sole or shared voting power or investment power and also any stock that the individual has a right to acquire within 60 days from May 4, 2020 through the exercise of any share option or other right. Unless otherwise indicated, each person has sole voting and investment power with respect to the stock set forth in the following table.

19

Name	Series E Preferred Stock Beneficially Owned	Percent of Class(1)	Series F Preferred Stock Beneficially Owned		Percent of Class(2)	Common Stock Beneficially Owned	Percent of Class(3)
Greater than 5% owners:
Betsy Zubrow Cohen(4)	—	—	—		—	83,595	6.71%
Edward E. Cohen(5)	—	—	—		—	105,484	8.46%
EBC 2013 Family Trust(6)	—	—	—		—	80,000	6.42%
Directors and Named Executive Officers:
Lester R. Brafman(7)	—	—	—		—	110,093	8.83%
Daniel G. Cohen(8)	4,983,557	100%	22,429,541	(9)	100%	1,011,659	49.64%
G. Steven Dawson(10)	—	—	—		—	25,248	2.03%
Jack J. DiMaio, Jr.	—	—	—		—	15,633	1.25%
Jack Haraburda	—	—	—		—	6,284	*
Diana Louise Liberto	—	—	—		—	10,338	*
Joseph W. Pooler, Jr.(11)	—	—	—		—	53,449	4.29%
All current executive officers and directors as a group (7 persons)(12)	4,983,557	100%	22,429,541		100%	1,232,704	60.49%

* Beneficial ownership of less than 1% of the class is omitted.

(1)	Based on 4,983,557 shares of the Series E Preferred Stock issued and outstanding on May 4, 2020.

(2)	Based on 22,429,541 shares of the Series F Preferred Stock issued and outstanding on May 4, 2020.

(3)	Based on 1,246,710 shares of the Company’s common stock issued and outstanding on May 4, 2020.

(4)	The common stock includes 8,837 shares held by Solomon Investment Partnership, L.P. (the “Solomon Investment Partnership Shares”). Betsy Zubrow Cohen and Edward E. Cohen, her spouse, are the sole shareholders, officers and directors of the corporate general partner of Solomon Investment Partnership, L.P. and are the sole partners of the partnership. Betsy Zubrow Cohen and Edward E. Cohen share voting and dispositive power over the Solomon Investment Partnership Shares. Betsy Zubrow Cohen is the mother of Daniel G. Cohen, Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC, President and Chief Executive of the Company’s European Business, and President of CCFL.

The number of shares of common stock beneficially owned by Betsy Zubrow Cohen and set forth in the table above is based on the Schedule 13D filed by Betsy Zubrow Cohen with the SEC on September 8, 2015.

The address for this stockholder is 1240 North Casey Key Road, Osprey, Florida 34229.

(5)	The common stock includes the Solomon Investment Partnership Shares, over which Edward E. Cohen and Betsy Zubrow Cohen, his spouse, share voting and dispositive power. Edward E. Cohen is the father of Daniel G. Cohen, Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC, President and Chief Executive of the Company’s European Business, and President of CCFL.

The number of shares of common stock beneficially owned by Edward E. Cohen and set forth in the table above is based on the Schedule 13D filed by Edward E. Cohen with the SEC on September 8, 2015 and information provided by the Company.

The address for this stockholder is 1240 North Casey Key Road, Osprey, Florida 34229.

(6)	The common stock includes 80,000 shares of common stock (the “EBC Shares”) issued to the EBC 2013 Family Trust (the “EBC Trust”), as assignee of CBF, on September 25, 2013 at $20.00 per share (for an aggregate amount of $1,600,000) in connection with the CBF Purchase Agreement.

Edward E. Cohen is the father of Daniel G. Cohen, Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC, President and Chief Executive of the Company’s European Business, and President of CCFL. All of the common stock is pledged as security.

The number of shares of common stock beneficially owned by the and set forth in the table above is based on the Schedule 13D filed by the EBC Trust with the SEC on September 30, 2013 and information provided by the Company.

The address for this stockholder is c/o Cohen & Company Inc., Cira Centre, 2929 Arch Street, Suite 1703, Philadelphia, Pennsylvania 19104.

(7)	Mr. Brafman is the Chief Executive Officer of the Company and of Cohen & Company, LLC. The common stock includes 27,500 restricted shares granted on February 13, 2019, half of which vested on January 31, 2020 and the remaining half of which will vest on January 31, 2021 so long as Mr. Brafman is then employed by the Company or any of its subsidiaries. The common stock also includes 50,808 restricted shares granted on February 13, 2020, half of which will vest on January 31, 2021 and the remaining half of which will vest on January 31, 2022, in each case, so long as Mr. Brafman is then employed by the Company or any of its subsidiaries.

(8)	Mr. Cohen is the Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC, President and Chief Executive of the Company’s European Business, and President, a director and the Chief Investment Officer of CCFL. Of the common stock, 160,325 shares are pledged as security.

The common stock includes 64,113 held directly by Mr. Cohen. The common stock also includes 160,947 shares of common stock (the “CBF Shares”) into which 13,099,273 LLC Units held directly by Mr. Cohen may be redeemed within 60 days from May 4, 2020. Of these 13,099,273 LLC Units, 550,000 represent restricted LLC Units granted to Mr. Cohen on February 13, 2019, half of which vested on January 31, 2020 and the remaining half of which will vest on January 31, 2021 so long as Mr. Cohen is then employed by the Company or any of its subsidiaries.

The common stock includes the EBC Shares, of which Mr. Cohen may be deemed a beneficial owner as the result of his being a trustee of the EBC Trust and because Mr. Cohen has sole voting power with respect to all shares held by the EBC Trust.

The common stock also includes 76,240 shares of common stock held by CBF. The common stock also includes 525,201 shares of common stock (the “Additional CBF Shares”) into which 5,252,002 LLC Units held by CBF may be redeemed within 60 days from May 4, 2020. Mr. Cohen may be deemed to be the beneficial owner of securities held by CBF as a result of Mr. Cohen being the sole owner and member of CBF.

The common stock includes 105,158 shares of common stock (the “DGC Trust Shares”) into which 9,880,268 LLC Units held by The DGC Family Fintech Trust (the “DGC Trust”) may be redeemed within 60 days from May 4, 2020. Mr. Cohen may be deemed to be the beneficial owner of any securities held by the DGC Trust as a result of his ability to acquire at any time any of the DGC Trust’s assets, including any securities held by the DGC Trust (and, in turn, the sole voting and sole dispositive power with respect to such securities), by substituting other property of an equivalent value without the approval or consent of any person, including any trustee or beneficiary of the DGC Trust.

The address for this stockholder is c/o Cohen & Company Inc., Cira Centre, 2929 Arch Street, Suite 1703, Philadelphia, Pennsylvania 19104.

(9)	Of the 22,429,541 shares of the Series F Preferred Stock issued and outstanding as of May 4, 2020, 12,549,273 shares were owned by Daniel G. Cohen directly, and 9,880,268 shares were owned by the DGC Trust. Mr. Cohen may be deemed to be the beneficial owner of any securities held by the DGC Trust (including these 9,880,268 shares) as a result of his ability to acquire at any time any of the DGC Trust’s assets, including any securities held by the DGC Trust (and, in turn, the sole voting and sole dispositive power with respect to such securities), by substituting other property of an equivalent value without the approval or consent of any person, including any trustee or beneficiary of the DGC Trust.

(10)	Mr. Dawson is a director of the Company. All of the common stock is held by Corriente Private Trust. Mr. Dawson is the primary trustee and sole beneficiary of Corriente Private Trust and, through Corriente Private Trust, he has voting and investment control with respect to the securities held therein.

(11)	Mr. Pooler is the Executive Vice President, Chief Financial Officer and Treasurer of the Company. The common stock includes 9,375 restricted shares granted on February 13, 2019, half of which vested on January 31, 2020 and the remaining half of which will vest on January 31, 2021 so long as Mr. Pooler is then employed by the Company or any of its subsidiaries. The common stock also includes, 17,321 restricted shares granted on February 13, 2020, half of which will vest on January 31, 2021 and the remaining half of which will vest on January 31, 2022, in each case, so long as Mr. Pooler is then employed by the Company or any of its subsidiaries.

(12) The common stock includes the EBC Shares, the CBF Shares, the Additional CBF Shares and the DGC Trust Shares, of which Daniel G. Cohen may be deemed to be a beneficial owner, as described in note (8) above.

Dioptra Advisors, LLC

The following table sets forth certain information known to us regarding the beneficial ownership of limited liability company interests (“Dioptra Interests”) in Dioptra Advisors, LLC, a Delaware limited liability company and a majority owned subsidiary of Cohen & Company, LLC, as of May 4, 2020, by (1) each current director and director nominee, (2) each named executive officer and (3) all current directors and executive officers as a group. See Note 4 to our consolidated financial statements included in the Original Filing for further information regarding Dioptra Advisors, LLC.

The number of Dioptra Interests beneficially owned by each director or executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any Dioptra Interests as to which the individual has the sole or shared voting power or investment power and also any Dioptra Interests that the individual has a right to acquire within 60 days from May 4, 2020 through the exercise of any share option or other right. Unless otherwise indicated, each person has sole voting and investment power with respect to the stock set forth in the following table.

Name	Dioptra Interests Beneficially Owned	Percent of Class (1)
Directors and Named Executive Officers:
Daniel G. Cohen (2)	250,000	7.7%
Lester R. Brafman (3)	250,000	7.7%
Joseph W. Pooler, Jr. (4)	30,000	*
All current executive officers and directors as a group (7 persons)	530,000	16.4%

* Beneficial ownership of less than 1% of the class is omitted.

(1)	Based on 3,228,333 Dioptra Interests issued and outstanding on May 4, 2020.

(2)	Mr. Cohen is the Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC, President and Chief Executive of the Company’s European Business, and President, a director and the Chief Investment Officer of CCFL. All of the Dioptra Interests are held directly by Mr. Cohen.

(3)	Mr. Brafman is the Chief Executive Officer of the Company and of Cohen & Company, LLC.

(4)	Mr. Pooler is the Executive Vice President, Chief Financial Officer and Treasurer of the Company.

Equity Compensation Plan Information

The Company’s 2006 Long-Term Incentive Plan (the “2006 Long-Term Incentive Plan”) was approved by our stockholders at the special meeting held on October 6, 2006. The 2006 Long-Term Incentive Plan was amended on April 26, 2007 and June 18, 2008.

Following the merger in December 2009 of Cohen & Company, LLC (formerly IFMI, LLC and Cohen Brothers, LLC) with and into a subsidiary of the Company, our Board assumed the Cohen Brothers, LLC 2009 Equity Award Plan (the “2009 Equity Award Plan”) from Cohen & Company, LLC on December 16, 2009. The 2009 Equity Award Plan expired upon the vesting of restricted LLC Units on December 16, 2012. Mr. Cohen transferred 116,595 restricted shares of the Company’s common stock to the Company in order to satisfy his obligation to fund the equity vesting under the 2009 Equity Award Plan pursuant to the Equity Plan Funding Agreement by and between Mr. Cohen and Cohen & Company, LLC (the “Equity Plan Funding Agreement”).

The 2010 Long-Term Incentive Plan was approved by our stockholders at the annual meeting held on December 10, 2010. The 2010 Long-Term Incentive Plan was amended on April 18, 2011, and amended and restated on March 8, 2012 and November 30, 2013, and amended on December 21, 2016.

Each of the 2006 Long-Term Incentive Plan and the 2010 Long-Term Incentive Plan has expired by its own terms.

On April 7, 2020, the Board of Directors adopted the 2020 Long-Term Incentive Plan. The Company will seek approval of the 2020 Long-Term Incentive Plan by the Company’s stockholders at the Company’s 2020 annual meeting of stockholders. As of May 7, 2020, no awards had been issued under the 2020 Long-Term Incentive Plan.

The following table provides information regarding the 2006 Long-Term Incentive Plan and the 2010 Long-Term Incentive Plan as of December 31, 2019:

	(a)	(b)	(c)
	Number of securities to be issued upon the exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	306,745
Equity compensation plans not approved by security holders	—	—	—

(1)	See Note 22 to our consolidated financial statements included in the Original Filing for further information regarding the 2006 Long-Term Incentive Plan and the Equity Plan Funding Agreement, and the 2010 Long-Term Incentive Plan.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has identified the following related party transactions since January 1, 2018. Unless indicated otherwise, all dollar amounts (except share and per share data) in the section below are in thousands. Each of the transactions below were approved or ratified in accordance with our policies regarding related party transactions, which are described in greater details below.

A. The Bancorp, Inc.

The Bancorp, Inc. (“TBBK”) is identified as a related party because Daniel G. Cohen, the Company’s Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC, President and Chief Executive of the Company’s European operations, and President of CCFL, is TBBK’s Chairman.

As part of the Company’s broker-dealer operations, the Company from time to time purchases securities from third parties and sells those securities to TBBK. The Company may purchase securities from TBBK and ultimately sell those securities to third parties. In either of the cases listed above, the Company includes the trading revenue earned (i.e., the gain or loss realized, commission or interest earned) by the Company for the entire transaction in the amounts of $14 in 2019 and $43 in 2018.

From time to time, the Company will enter into repo agreements with TBBK as its counterparty.  As of December 31, 2019 and 2018, the Company had no repo agreements with TBBK as the counterparty.  The Company incurred interest expense related to repo agreements with TBBK as its counterparty in the amounts of $0 in 2019 and $1,708 in 2018.

B. Daniel G. Cohen, Cohen Bros. Financial, LLC (“CBF”) and the EBC Trust

Daniel G. Cohen is the Company’s Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC, and President and Chief Executive of the Company’s European operations.

CBF has been identified as a related party because Daniel G. Cohen is the sole owner and member of CBF.

The EBC Trust has been identified as a related party because Mr. Cohen is a trustee of the EBC Trust and has sole voting power with respect to all shares of the Company held by the EBC Trust.

On September 25, 2013, in connection with the CBF Purchase Agreement, the Company issued to the EBC Trust, as assignee of CBF, the $1,600 in shares of common stock (or, 80,000 shares) and a Convertible Senior Promissory Note in the aggregate principal amount of $2,400 (the “EBC Note”). On September 25, 2019, the EBC Note was amended and restated.  The material terms and conditions of the EBC Note remained substantially the same, except that (i) the maturity date thereof changed from September 25, 2019 to September 25, 2020; (ii) the conversion feature therein was removed; (iii) the interest rate thereunder changed from 8% per annum (9% in the event of certain events of default) to 12% per annum (13% in the event of certain events of default); and (iv) the restrictions regarding prepayment were removed.  Additional information regarding CBF’s September 2013 investment in the Company is included in note 20 to the Company’s audited financial statements for the year ended December 31, 2019 in the Original Filing. The Company incurred interest expenses relating to the EBC Note and the amended and restated EBC Note in the amounts of $218 in 2019 and $228 in 2018.

On September 29, 2017, Cohen & Company, LLC entered into investment agreements with each of CBF and the DGC Trust, a trust established by Daniel G. Cohen, pursuant to which CBF and the DGC Trust agreed to invest $8,000 and $2,000, respectively, into Cohen & Company, LLC, all of which was paid on September 29, 2017. The Company incurred interest expenses on the CBF investment of $912 in 2019 and $470 in 2018. Information relating to the investment agreement with the DGC Trust is set forth below under the heading “Certain Relationships and Related Party Transactions, and Director Independence – E. The DGC Trust.”

In October 2019, the Company paid $1,500 to CBF, which reduced the balance payable under the investment agreement with CBF by $1,500. Additional information regarding CBF’s September 2017 investment in Cohen & Company, LLC is included in notes 19 and 20 to the Company’s audited financial statements for the year ended December 31, 2019 in the Original Filing.

On December 4, 2019 and effective as of October 1, 2019, Cohen & Company, LLC entered into an amendment to the investment agreement with CBF, dated September 29, 2017, to, among other things, provide that the term “Investment Return” (as defined in the investment agreement with CBF) with respect to the twelve-month period ending on September 29, 2020 means 3.75% of the amount invested by CBF pursuant to the investment agreement with CBF, plus (x) 11.47% of any Revenue of the Business (as defined in the investment agreement with CBF) during such period between zero and $11,777, plus (y) 7.65% of any Revenue of the Business during such period in excess of $11,777. Prior to the above-described amendment to the investment agreement with CBF, the term “Investment Return” thereunder with respect to any twelve-month period ending on September 29 (each, an “Annual Period”) through September 29, 2020 meant 3.75% of the amount invested by CBF pursuant to the investment agreement with CBF, plus (x) 11.47% of the Revenue of the Business for any Annual Period in which the Revenue of the Business was greater than zero but less than or equal to $5,333, (y) $612 for any Annual Period in which the Revenue of the Business was greater than $5,333 but less than or equal to $8,000, or (z) 7.65% of the Revenue of the Business for any Annual Period in which the Revenue of the Business was greater than $8,000.

On December 30, 2019, the Company entered into the 2019 Unit Purchase Agreement, by and among the Company, Cohen & Company, LLC, Daniel G. Cohen and the DGC Trust, pursuant to which, among other things, Cohen & Company, LLC issued to Daniel G. Cohen and the DGC Trust an aggregate of 22,429,541 LLC Units (referred to herein, collectively, as the “2019 LLC Units”). Additional information regarding the 2019 Unit Purchase Agreement can be found in notes 4, 21 and 31 to the Company’s audited financial statements for the year ended December 31, 2019 in the Original Filing.

In December 2019, the Company acquired a 45% interest in CK Capital Partners B.V. (“CK Capital”), a private company incorporated in the Netherlands. CK Capital provides asset and investment advisory services relating to real estate holdings. The Companypurchased this interest for $18 (of which $17 was from an entity controlled by Daniel G. Cohen). In addition, in December 2019, the Company acquired a 10% interest in Amersfoort Office Investment I Cooperatief U. A. (“AOI”), a real estate holding company, for $1 and subsequently invested $558 in AOI. The investments in AOI and CK Capital are included in equity method investments on the Company’s consolidated balance sheets. Additional information regarding the Company’s investments in AOI and CK Capital can be found in notes 4 and, 12 and 31 to the Company’s audited financial statements for the year ended December 31, 2019 in the Original Filing.

C. The Edward E. Cohen IRA

In connection with the Securities Purchase Agreement, dated May 9, 2013, by and among the Company, Mead Park Capital Partners LLC (the “MP Buyer”) and Mead Park Holdings LP, on September 25, 2013, the Company issued to the MP Buyer $3,898 of the Company’s common stock and the Convertible Senior Promissory Notes in the aggregate principal amount of $5,848 (the “MP Notes”). On August 28, 2015, the MP Buyer sold $4,386 of the MP Notes (such portion of the MP Notes so sold, the “Cohen IRA Note”) and 146,188 shares of the Company’s common stock to the Edward E. Cohen IRA, of which Edward E. Cohen is the benefactor. Edward E. Cohen is the father of Daniel G. Cohen.

On September 25, 2019, the Cohen IRA Note was amended and restated.  The material terms and conditions of the Cohen IRA Note remained substantially the same, except that (i) the maturity date thereof changed from September 25, 2019 to September 25, 2020; (ii) the conversion feature therein was removed; (iii) the interest rate thereunder changed from 8% per annum (9% in the event of certain events of default) to 12% per annum (13% in the event of certain events of default); and (iv) the restrictions regarding prepayment were removed.  The Company incurred interest expenses relating to the Cohen IRA Note and the amended and restated Cohen IRA Note in the amounts of $398 in 2019 and $417 in 2018.

On January 31, 2020, the Cohen IRA Note was repaid in full in accordance with the terms and conditions of the JKD Purchase Agreement (discussed below under the heading “Certain Relationships and Related Party Transactions, and Director Independence – D. JKD Capital Partners” below).

D. JKD Capital Partners

On October 3, 2016, Cohen & Company, LLC entered into an Investment Agreement (the “JKD Investment Agreement”) with JKD Capital Partners, pursuant to which JKD Capital Partners agreed to invest into Cohen & Company, LLC up to $12,000, of which $6,000 was invested into Cohen & Company, LLC on October 3, 2016, an additional $1,000 was invested on January 25, 2017, and an additional $1,238 was invested on January 9, 2019.

JKD Capital Partners is identified as a related party because it is owned by Jack J. DiMaio, Jr., the Vice Chairman of the Board of Directors and Board of Managers of Cohen & Company, LLC, and his spouse. Pursuant to the JKD Investment Agreement, in exchange for JKD Capital Partners’ investment in Cohen & Company, LLC, Cohen & Company, LLC agreed to pay to JKD Capital Partners, in arrears following each calendar quarter during the term of the JKD Investment Agreement, an amount (the “JKD Investment Return”) equal to 50% of the difference between (i) the revenues generated during such quarter by the activities of JVB’s Institutional Corporate Trading business, and (ii) certain expenses incurred by JVB’s Institutional Corporate Trading business during such calendar quarter. In addition, pursuant to the JKD Investment Agreement, at any time following October 3, 2019, JKD Capital Partners may, upon two months’ notice to Cohen & Company, LLC, cause Cohen & Company, LLC to pay (a “Redemption”) to JKD Capital Partners an amount equal to the “Investment Balance” (as defined in the JKD Investment Agreement) as of the day prior to such Redemption. Further, if Cohen & Company, LLC or JVB sells JVB’s Institutional Corporate Trading business to any unaffiliated third party, and such sale is not part of a larger sale of all or substantially all of the assets or equity securities of Cohen & Company, LLC or JVB, Cohen & Company, LLC will pay to JKD Capital Partners an amount equal to 25% of the net consideration paid to Cohen & Company, LLC in connection with such sale, after deducting certain amounts and certain expenses incurred by Cohen & Company, LLC or JVB in connection with such sale.

On March 6, 2019, JKD Capital Partners and Cohen & Company, LLC entered into an amendment to the JKD Investment Agreement (the “JKD Investment Agreement Amendment”), pursuant to which the term “JKD Investment Return” under the JKD Investment Agreement was amended to mean (A) during the fourth quarter of 2018, an amount equal to 42% of the difference between (i) the revenues generated during a quarter by the activities of JVB’s Institutional Corporate Trading business and (ii) certain expenses incurred by JVB’s Institutional Corporate Trading business (the “JVB Institutional Corporate Trading Business Net Revenue”), and (B) commencing on January 1, 2019 and for each quarter during the remainder of the term of the JKD Investment Agreement, an amount equal to a percentage of the JVB Institutional Corporate Trading Business Net Revenue, which percentage is based on JKD Capital Partners’ investment under the JKD Investment Agreement as a percentage of the total capital allocated to JVB’s Institutional Corporate Trading business.

In connection with the JKD Investment Agreement, as amended by the JKD Investment Agreement Amendment, the Company paid JKD Investment Returns to JKD Capital Partners equal to $699 in 2019 and $1,968 in 2018.

Additional information regarding JKD Capital Partners’ investment in Cohen & Company, LLC pursuant to the JKD Investment Agreement is included in note 19 to the Company’s audited financial statements for the year ended December 31, 2019 in the Original Filing.

On January 31, 2020, Cohen & Company, LLC, entered into a Note Purchase Agreement (the “JKD Purchase Agreement”), by and among Cohen & Company, LLC, JKD Capital Partners and RN Capital Solutions LLC (“RNCS”). Pursuant to the JKD Purchase Agreement, among other things, (i) JKD Capital Partners purchased from Cohen & Company, LLC a Senior Promissory Note in the aggregate principal amount of $2,250 (the “JKD Note”); and (ii) RNCS purchased from Cohen & Company, LLC a Senior Promissory Note in the aggregate principal amount of $2,250 (the “RNCS Note”). Pursuant to the JKD Purchase Agreement, Cohen & Company, LLC agreed to use the proceeds received from the issuance of the JKD Note and the RNCS Note to repay in full all amounts outstanding under the Cohen IRA Note. Additional information regarding JKD Purchase Agreement, the JKD Note and the RNCS Note is included in note 33 to the Company’s audited financial statements for the year ended December 31, 2019 in the Original Filing.

E. The DGC Trust

The DGC Trust has been identified as a related party because Daniel G. Cohen’s children are beneficiaries of the trust.

On March 10, 2017, the Company and Cohen & Company, LLC entered into a Securities Purchase Agreement with the DGC Trust, pursuant to which the DGC Trust agreed to purchase from Cohen & Company, LLC a convertible senior secured promissory note in the aggregate principal amount of $15,000. The Company incurred interest on this investment of $1,471 in 2019 and $1,445 in 2018. Additional information regarding The DGC Family Fintech Trust’s investment in Cohen & Company, LLC pursuant to the Securities Purchase Agreement is included in notes 4 and 20 to the Company’s audited financial statements for the year ended December 31, 2019 in the Original Filing.

As noted above, on September 29, 2017, Cohen & Company, LLC entered into an investment agreement with the DGC Trust, pursuant to which the DGC Trust invested $2,000 into Cohen & Company, LLC. The Company incurred interest expenses on this investment $254 in 2019 and $118 in 2018. Additional information regarding he DGC Trust’s September 2017 investment in Cohen & Company, LLC is included in note 19 to the Company’s audited financial statements for the year ended December 31, 2019 in the Original Filing.

On December 4, 2019 and effective as of October 1, 2019, Cohen & Company, LLC entered into an amendment to the investment agreement with the DGC Trust, dated September 29, 2017, to, among other things, provide that the term “Investment Return” (as defined in the investment agreement with the DGC Trust) with respect to the twelve-month period ending on September 29, 2020 means 3.75% of the amount invested by the DGC Trust pursuant to the investment agreement with the DGC Trust, plus (x) 3.53% of any Revenue of the Business (as defined in the investment agreement with the DGC Trust) during such period between zero and $11,777, plus (y) 2.35% of any Revenue of the Business during such period in excess of $11,777. Prior to the above-described amendment to the investment agreement with the DGC Trust, the term “Investment Return” thereunder with respect to any Annual Period through September 29, 2020 meant 3.75% of the amount invested by the DGC Trust pursuant to the investment agreement with the DGC Trust, plus (x) 3.53% of the Revenue of the Business for any Annual Period in which the Revenue of the Business was greater than zero but less than or equal to $5,333, (y) $188 for any Annual Period in which the Revenue of the Business was greater than $5,333 but less than or equal to $8,000, or (z) 2.35% of the Revenue of the Business for any Annual Period in which the Revenue of the Business was greater than $8,000.

As noted above, on December 30, 2019, the Company entered into the 2019 Unit Purchase Agreement, by and among the Company, Cohen & Company, LLC, Daniel G. Cohen and the DGC Trust, pursuant to which, among other things, Cohen & Company, LLC issued the 2019 LLC Units to Daniel G. Cohen and the DGC Trust. Additional information regarding the 2019 Unit Purchase Agreement can be found in notes 4, 21 and 31 to the Company’s audited financial statements for the year ended December 31, 2019 in the Original Filing.

F. FinTech Investor Holdings II, LLC

FinTech Investor Holdings II, LLC has been identified as a related party because Daniel G. Cohen is the manager of the entity.

In July 2018, Cohen & Company, LLC acquired publicly traded shares of Fintech Acquisition Corp. II from an unrelated third-party for a total purchase price of $2,513. In connection with this purchase, Cohen & Company, LLC agreed with Fintech Investor Holdings II, LLC to not redeem these shares in advance of the merger between Fintech Acquisition Corp. II and Intermex Holdings II, LLC. In exchange for the agreement to not redeem these shares prior to the merger, as well as the outlay of capital to purchase the publicly traded shares of Fintech Acquisition Corp. II, Cohen & Company, LLC received unregistered, restricted shares of common stock of Fintech Acquisition Corp. II from Fintech Investor Holdings II, LLC. In connection with the merger, Fintech Acquisition Corp. II changed its name to International Money Express, Inc.

H. Duane Morris, LLP (“Duane Morris”)

Duane Morris is an international law firm and serves as legal counsel to the Company. Duane Morris is considered a related party because a partner at Duane Morris is a member of the same household as Diana Liberto, a director of the Company. Expense incurred by the Company for services provided by Duane Morris were $462 in 2019 and $501 in 2018.

I.   Directors and Employees

In addition to the employment agreements the Company has entered into with Daniel G. Cohen and Joseph W. Pooler, Jr., the Company’s Chief Financial Officer (each of which is described above), the Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees. The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary. Contributions made to the plan on behalf of the Company were $265 and $201 for the years ended December 31, 2019 and 2018, respectively.

On August 29, 2018 the Company purchased 17,555 shares of common stock for $176, or $10 per share of common stock, from Jack Haraburda, a current member of the Board of Directors.

Policies Regarding Related Party Transactions

Pursuant to the Company’s Code of Conduct (the “Code of Conduct”), unless approved or ratified by the Audit Committee, the Nominating and Corporate Governance Committee or a majority of the directors of the Company not having an interest in a Related Party Transaction (as defined below) (each an “Authorizing Body”), no (a) employee, officer or director of the Company; (b) member of the immediate family of any employee, officer or director of the Company; (c) entity in which an employee, officer or director of the Company has an economic interest of more than 5% or a controlling interest, or (d) affiliate of any of the foregoing (each a “Related Party”) may (i) enter into any transaction with the Company or any of its subsidiaries involving the acquisition or sale of any of the Company’s or any of its subsidiaries’ assets or other property; (ii) enter into any transaction involving a loan to or from the Company or any of its subsidiaries; or (iii) enter into any other transaction with the Company or any of its subsidiaries (each a “Related Party Transaction”).

A Related Party Transaction entered into without pre-approval of an Authorizing Body will not be deemed to violate the Code of Conduct, or be invalid or unenforceable, so long as the Related Party Transaction is, as promptly as reasonably practical after it is entered into, brought to and ratified by an Authorizing Body. Every Related Party Transaction to which the Company is a party will be deemed to include as a condition that it be approved in accordance with the Code of Conduct.

A Related Party Transaction or categories of Related Party Transactions may be reviewed in advance and pre-approved in advance by an Authorizing Body. If a Related Party Transaction or a series of Related Party Transactions will be ongoing, an Authorizing Body may establish guidelines for the Company’s management to follow in its ongoing dealings with the Related Party. Thereafter, an Authorizing Body will periodically review and assess the ongoing relationships with the Related Party. Any material amendment, renewal or extension of a Related Party Transaction which has been previously reviewed and/or approved under the Code of Conduct will be subject to subsequent review and/or approval under the Code of Conduct.

Director Independence

Our Board of Directors is comprised of a majority of independent directors. In order for a director to be considered “independent,” our Board of Directors must affirmatively determine, based upon its review of all relevant facts and circumstances and after considering all applicable relationships, if any, that each of the current directors has no direct or indirect material relationship with the Company or its affiliates and satisfies the criteria for independence established by the NYSE American and the applicable rules promulgated by the SEC. Our Board of Directors has determined that each of the following members of the Board of Directors is independent: G. Steven Dawson, Jack Haraburda and Diana Louise Liberto. Our Board of Directors has determined that Daniel G. Cohen is not independent because he is an employee of the Company. Our Board of Directors has determined that Jack J. DiMaio, Jr. is not independent because of the contractual relationships and obligations among the Company and JKD Capital Partners I LTD (“JKD Capital Partners”) (see “Certain Relationships and Related Party Transactions, and Director Independence —D. JKD Capital Partners” above).

It is the policy of our Board of Directors that the independent members of our Board of Directors meet separately without management directors at least twice per year during regularly scheduled Board meetings to discuss such matters as the independent directors consider appropriate. In 2019, the Company’s independent directors met separately without management directors four times.

Leadership Structure

The roles of Chairman of the Board and Chief Executive Officer are currently filled by separate individuals. Daniel G. Cohen is our Chairman and Lester R. Brafman is our Chief Executive Officer. The Board believes that the separation of the offices of the Chairman and Chief Executive Officer is appropriate at this time because it allows our Chief Executive Officer to focus primarily on the Company’s business strategy, operations and corporate vision. However, the Board does not have a policy mandating that the roles of Chairman and Chief Executive Officer continue to be separated. Our Board elects our Chairman and our Chief Executive Officer, and each of these positions may be held by the same person or may be held by different people. We believe it is important that the Board retain flexibility to determine whether the two roles should be separate or combined based upon the Board’s assessment of the Company’s needs and leadership at a given point in time.

As noted above, the independent directors meet without management present at regularly scheduled executive sessions. The current leadership model, when combined with the composition of the Board, the strong leadership of our independent directors and Board committees and the highly effective corporate governance structures and processes already in place, strikes an appropriate balance between consistent leadership and independent oversight of the Company’s business and affairs.

Role of the Board in Risk Oversight

The Board of Directors as a whole has responsibility for risk oversight, with reviews of certain areas conducted by relevant Board committees that report on their findings to the Board. The oversight responsibility of the Board and the Board committees is facilitated by management reporting processes designed to provide information to the Board concerning the identification, assessment and management of critical risks and management’s risk mitigation strategies and practices. These areas of focus include compensation, financial (including accounting, reporting, credit, liquidity and tax), operational, legal, regulatory, compliance, political and strategic risks. The full Board (or the appropriate Board committee), in concert with the appropriate members of management within the Company, reviews management reports to formulate risk identification, risk management and risk mitigation strategies. When a Board committee initially reviews management reports, the Chairman of the relevant Board committee briefs the full Board on the specifics of the matter at the next Board meeting. This process enables the Board to coordinate the risk oversight role, particularly with respect to risks spanning more than one operational area. The Board’s role in risk oversight does not have a direct effect on the Board’s leadership structure.

Director Attendance at Annual Meetings

Although director attendance at our annual meeting of stockholders each year is strongly encouraged, we do not have an attendance policy. Messrs. Dawson, DiMaio and Haraburda and Ms. Liberto attended our 2019 annual meeting of stockholders.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the years ended December 31, 2019 and December 31, 2018, Grant Thornton LLP provided various audit and non-audit services to the Company and its subsidiaries. The aggregate fees billed by Grant Thornton LLP to the Company and its subsidiaries for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit Fees(1)	$602,249	$552,181
Audit-Related Fees(2)	19,294	19,294
Tax Fees	—	—
All Other Fees	—	—
Total Principal Accounting Firm Fees	$621,543	$571,475

(1)	Audit fees relate to services rendered by Grant Thornton LLP in connection with: (a) the audits of the annual financial statements included in our Annual Reports on Form 10-K and services attendant to, or required by, statute or regulation; (b) the reviews of the financial statements included in our Quarterly Reports on Form 10-Q; (c) other services related to SEC and other regulatory filings, including providing consents; (d) services provided in connection with the statutory audits of our U.S. broker-dealer and United Kingdom and French subsidiaries; and (e) accounting and financial consultation attendant to the audit.

(2)	Audit-related fees include fees related to the Company’s 401(k) savings plan.

The Audit Committee must pre-approve all audit services and non-audit services provided to the Company or our subsidiaries by our independent registered public accounting firm, except for non-audit services covered by the de minimis exception in Section 10A of the Exchange Act. All of the audit and audit-related fees described above for which Grant Thornton LLP billed for the fiscal years ended December 31, 2019 and December 31, 2018 were pre-approved by the Audit Committee.

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

PART IV

ITEM 15	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

The exhibits listed in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of the Original Filing were filed or incorporated by reference as part of the Original Filing and the exhibits listed below are filed herewith as part of this Amendment:

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

Date: May 7, 2020

COHEN & COMPANY INC.

By:	/s/ LESTER R. BRAFMAN
Lester R. Brafman Chief Executive Officer