Form 10-Q
period 2020-03-31
Cohen & Co Inc.
filed 2020-05-08
CIK 1270436

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 5, 2020, there were 1,246,710, shares of common stock ($0.01 par value per share) of Cohen & Company Inc. (“Common Stock”) outstanding.

Cohen & Company Inc.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2020

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

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Actual results may differ materially as a result of various factors, some of which are outside our control, including the following:

•	a decline in general economic conditions or the global financial markets;
•	losses or reductions in business volume due to impact of the COVID-19 pandemic;
•	losses caused by financial or other problems experienced by third parties;
•	losses due to unidentified or unanticipated risks;
•	losses (whether realized or unrealized) on our principal investments;
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

“JVB Holdings” refers to JVB Financial Holdings, L.P., a wholly owned subsidiary of the Operating LLC; “JVB” refers to J.V.B. Financial Group, LLC, a wholly owned broker-dealer subsidiary of JVB Holdings; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a wholly owned subsidiary of the Operating LLC regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom (the “FCA”); “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a wholly owned subsidiary of the Operating LLC regulated by the Central Bank of Ireland ( the “CBI”) and “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that was externally managed by CCFL.

“Securities Act”  refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(

	March 31, 2020
	(unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$85,454	$8,304
Receivables from brokers, dealers, and clearing agencies	77,604	96,132
Due from related parties	411	466
Other receivables	17,007	46,625
Investments-trading	375,745	307,852
Other investments, at fair value	10,057	14,864
Receivables under resale agreements	6,014,438	7,500,002
Investment in equity method affiliates	5,789	3,799
Goodwill	109	7,992
Right-of-use asset - operating leases	6,867	7,155
Other assets	3,059	8,433
Total assets	$6,596,540	$8,001,624

Liabilities
Payables to brokers, dealers, and clearing agencies	$201,242	$241,261
Accounts payable and other liabilities	81,781	20,295
Accrued compensation	8,360	4,046
Trading securities sold, not yet purchased	114,767	77,947
Securities sold under agreements to repurchase	6,066,372	7,534,443
Deferred income taxes	943	1,339
Lease liability - operating leases	7,391	7,693
Redeemable financial instruments	16,907	16,983
Debt	61,864	48,861
Total liabilities	6,559,627	7,952,868

Commitments and contingencies (See note 21)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 60,000,000 shares authorized, 27,413,098 and 4,983,557 shares issued and outstanding, respectively	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,246,710 and 1,193,624 shares issued and outstanding, respectively, including 86,566 and 73,715 unvested or restricted share awards, respectively	12	12
Additional paid-in capital	68,622	68,714
Accumulated other comprehensive loss	(936)	(915)
Accumulated deficit	(37,683)	(34,519)
Total stockholders' equity	30,042	33,319
Non-controlling interest	6,871	15,437
Total equity	36,913	48,756
Total liabilities and equity	$6,596,540	$8,001,624

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Net trading	$18,561	$8,724
Asset management	1,615	2,002
Principal transactions and other income	(2,406)	414
Total revenues	17,770	11,140

Operating expenses
Compensation and benefits	14,134	6,364
Business development, occupancy, equipment	756	811
Subscriptions, clearing, and execution	2,580	2,273
Professional fee and other operating	1,782	1,679
Depreciation and amortization	80	81
Impairment of goodwill	7,883	-
Total operating expenses	27,215	11,208

Operating income (loss)	(9,445)	(68)

Non-operating income (expense)
Interest expense, net	(2,605)	(1,854)
Income (loss) from equity method affiliates	(107)	(8)
Income (loss) before income tax expense (benefit)	(12,157)	(1,930)
Income tax expense (benefit)	(372)	(106)
Net income (loss)	(11,785)	(1,824)
Less: Net income (loss) attributable to the non-controlling interest	(8,683)	(622)
Net income (loss) attributable to Cohen & Company Inc.	$(3,102)	$(1,202)
Income (loss) per share data (see note 20)
Income (loss) per common share-basic:
Basic income (loss) per common share	$(2.70)	$(1.06)
Weighted average shares outstanding-basic	1,146,879	1,133,166
Income (loss) per common share-diluted:
Diluted income (loss) per common share	$(2.70)	$(1.06)
Weighted average shares outstanding-diluted	3,940,677	1,665,575

Dividends declared per common share	$-	$0.20

Comprehensive income (loss)
Net income (loss)	$(11,785)	$(1,824)
Other comprehensive income (loss) item:
Foreign currency translation adjustments, net of tax of $0	(100)	9
Other comprehensive income (loss), net of tax of $0	(100)	9
Comprehensive income (loss)	(11,885)	(1,815)
Less: comprehensive income (loss) attributable to the non-controlling interest	(8,754)	(619)
Comprehensive income (loss) attributable to Cohen & Company Inc.	$(3,131)	$(1,196)

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Three Months Ended March 31, 2020
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2019	$27	$12	$68,714	$(34,519)	$(915)	$33,319	$15,437	$48,756
Net loss	-	-	-	(3,102)	-	(3,102)	(8,683)	(11,785)
Other comprehensive income	-	-	-	-	(29)	(29)	(71)	(100)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(123)	-	8	(115)	115	-
Equity-based compensation and vesting of shares	-	-	46	-	-	46	112	158
Shares withheld for employee taxes	-	-	(15)	-	-	(15)	(39)	(54)
Dividends/Distributions	-	-	-	(62)	-	(62)	-	(62)
March 31, 2020	$27	$12	$68,622	$(37,683)	$(936)	30,042	$6,871	$36,913

	Cohen & Company Inc.
	Three Months Ended March 31, 2019
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2018	$5	$12	$68,591	$(31,926)	$(908)	$35,774	$6,664	$42,438
Net loss	-	-	-	(1,202)	-	(1,202)	(622)	(1,824)
Other comprehensive income	-	-	-	-	6	6	3	9
Cumulative effect adjustment - adoption of ASU 2016-02	-	-	-	(20)	-	(20)	-	(20)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	133	-	(14)	119	(119)	-
Equity-based compensation and vesting of shares	-	-	117	-	-	117	55	172
Shares withheld for employee taxes	-	-	(87)	-	-	(87)	(41)	(128)
Purchase and retirement of Common Stock	-	-	(65)	-	-	(65)	-	(65)
Investment in non-controlling interest	-	-	-	-	-	-	2,550	2,550
Dividends/Distributions	-	-	-	(290)	-	(290)	(106)	(396)
March 31, 2019	$5	$12	$68,689	$(33,438)	$(916)	$34,352	$8,384	$42,736

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income (loss)	$(11,785)	$(1,824)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	158	172
Accretion of income on other investments, at fair value	(78)	(106)
Realized loss (gain) on other investments, at fair value	(40)	(419)
(Income) / loss from equity method affiliates	107	8
Change in unrealized (gain) loss on other investments, at fair value	2,735	171
Depreciation and amortization	80	81
Impairment of goodwill	7,883	-
Amortization of discount on debt	166	122
Deferred tax provision (benefit)	(396)	(114)
Change in operating assets and liabilities, net:
(Increase) decrease in other receivables	29,618	3,894
(Increase) decrease in investments-trading	(67,893)	15,762
(Increase) decrease in other assets	5,645	258
(Increase) decrease in receivables under resale agreement	1,485,564	3,121,841
Change in receivables from / payables to related parties, net	55	168
Increase (decrease) in accrued compensation	4,314	(3,310)
Increase (decrease) in accounts payable and other liabilities	61,079	233
Increase (decrease) in trading securities sold, not yet purchased	36,820	(21,877)
Change in receivables from / payables to brokers, dealers, and clearing agencies	(21,491)	(13,279)
Increase (decrease) in securities sold under agreements to repurchase	(1,468,071)	(3,111,051)
Net cash provided by (used in) operating activities	64,470	(9,270)
Investing activities
Purchase of investments-other investments, at fair value	(119)	(408)
Sales and returns of principal-other investments, at fair value	2,309	5,091
Investment in equity method affiliate	(2,097)	(3,775)
Purchase of furniture, equipment, and leasehold improvements	(63)	(20)
Net cash provided by (used in) investing activities	30	888
Financing activities
Proceeds from draws on revolving credit facility	17,500	-
Proceeds from non-convertible debt	4,500	-
Repayment of debt	(9,163)	-
Proceeds from redeemable financial instruments	-	1,268
Cash used to net share settle equity awards	(54)	(128)
Purchase and retirement of Common Stock	-	(65)
Proceeds from non-controlling interest investment	-	2,550
Cohen & Company Inc. dividends	(62)	(61)
Net cash provided by (used in) financing activities	12,721	3,564
Effect of exchange rate on cash	(71)	(5)
Net increase (decrease) in cash and cash equivalents	77,150	(4,823)
Cash and cash equivalents, beginning of period	8,304	14,106
Cash and cash equivalents, end of period	$85,454	$9,283

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

As a result of the Merger, AFN contributed substantially all of its assets into Cohen Brothers in exchange for newly issued units of membership interests directly from Cohen Brothers. In addition, AFN received additional Cohen Brothers membership interests directly from its members in exchange for AFN common stock. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the Merger was accounted for as a reverse acquisition, and Cohen Brothers was deemed to be the accounting acquirer. As a result, all of AFN’s assets and liabilities were required to be revalued at fair value as of the acquisition date. The remaining units of membership interests of Cohen Brothers that were not held by AFN were included as a component of non-controlling interest in the consolidated balance sheets.

Subsequent to the Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”) and on September 1, 2017 it was renamed again as Cohen & Company Inc.  Effective January 1, 2010, the Company ceased to qualify as a REIT.

The Company

The Company is a financial services company specializing in fixed income markets. As of March 31, 2020, the Company had $2.65 billion in assets under management (“AUM”) of which 79.0%, or $2.10 billion, was in collateralized debt obligations (“CDOs”). The remaining portion of AUM is from a diversified mix of Investment Vehicles (as defined herein).

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

Capital Markets: The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, matched book repurchase agreement (“repo”) financing, new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, asset backed securities (“ABS”), mortgage backed securities (“MBS”), residential mortgage backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, residential transition loans, (“RTLs”), and other structured financial instruments. The Company also offers execution and brokerage services for equity products. The Company operates its capital markets activities primarily through its subsidiaries: JVB in the United States, and CCFL and CCFEL in Europe.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2019.

Effective June 1, 2019, the Company changed its accounting policy regarding the netting of reverse repurchase agreement and repurchase agreement transactions and updated prior periods’ balances to be consistent with this new accounting policy.  See note 10.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Adoption of New Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance (subsequently updated with ASU 2018-01, ASU 2018-10, ASU 2018-11,  ASU 2018-20, and ASU  2019-01), lessees will be required to recognize the following for all leases with the exception of short-term leases:  (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessor accounting is largely unchanged.  The Company adopted the provisions of the new guidance effective January 1, 2019.  The Company recorded the following:  (a) a right of use asset of $8,416, (b) a lease commitment liability of $8,860, (c) a reduction in retained earnings from cumulative effect of adoption of $20, (d) an increase in other receivables of $18, and (e) a reduction in other liabilities of $406.  See note 13.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  Under this guidance (subsequently updated with ASU 2018-19, ASU 2019-05, ASU 2019-11 and ASU 2020-02), the measurement of all expected credit losses for financial assets held at the reporting date is to be based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company’s adoption of the provisions of ASU 2016-13, effective January 1, 2020 did not have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles  – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment. The amendments in this ASU eliminate Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The Company adopted the provisions of ASU 2017-04, effective January 1, 2020.  The Company recorded an impairment of goodwill for the three months ended March 31, 2020.  See note 12.  This impairment charge was not the result of the adoption of ASU 2017-04.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The ASU modifies the disclosure requirements in Topic 820, by removing certain disclosure requirements related to the valuation hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company’s adoption of the provisions of ASU 2018-13, effective January 1, 2020 did not have an effect on the Company’s consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810):  Target Improvements to Related Party Guidance for Variable Interest Entities.  The ASU made targeted changes to the related party consolidation guidance. The new guidance changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity will need to consider indirect interests held through related parties under common control on a proportionate basis under the new guidance, rather than in their entirety, as has been the case under current guidance. The guidance is effective in annual periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company’s adoption of the provisions of ASU 2018-17, effective January 1, 2020 did not have an effect on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606.  The ASU provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. It accomplishes this by allowing organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard.  The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue recognition.  The Company’s adoption of the provisions of ASU 2018-18, effective January 1, 2020 did not have an effect on the Company’s consolidated financial statements.

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic (718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements– Share-Based Consideration Payable to a Customer.  This ASU requires companies to measure and classify (on the balance sheet) share-based payments to customers by applying the guidance in Topic 718, Compensation—Stock Compensation.  As a result, the amount recorded as a reduction in revenue would be measured based on the grant-date fair value of the share-based payment. The Company’s adoption of the provisions of ASU 2018-18, effective January 1, 2020 did not have an effect on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the burden in accounting for reference rate reform by providing optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.  The ASU is intended to help stakeholders during the global market wide reference rate transition period and will be in effect for a limited time through December 31, 2022. The Company’s adoption of the provisions of ASU 2020-04, effective March 12, 2020 did not have an effect on the Company’s consolidated financial statements.

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

In January 2020, the FASB issued ASU 2020-01,  Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.  This ASU clarifies certain accounting certain topics impacted by Topic 321 Investments-Equity Securities. These topics include measuring equity securities using the measurement alternative, how the measurement alternative should be applied to equity method accounting, and certain forward contracts and purchased options which would be accounted for under the equity method of accounting upon settlement or exercise. This ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Investments-trading: These amounts are carried at fair value. The fair value is based on either quoted market prices of an active exchange, independent broker market quotations, market price quotations from third- party pricing services, or valuation models when quotations are not available.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the debt was assumed in the Merger and recorded at fair value as of that date. As of March 31, 2020, and December 31, 2019, the fair value of the Company’s debt was estimated to be $61,501 and $58,635, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the value hierarchy.

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

4. OTHER RECENT BUSINESS TRANSACTIONS OR EVENTS

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

On November 20, 2018, ViaNova entered into a Warehousing Credit and Security Agreement with LegacyTexas Bank (the “LegacyTexas Credit Facility”) with an effective date of November 16, 2018.  The LegacyTexas Credit Facility was amended on May 4,  2019 and again on September 25, 2019 and October 28, 2019.  The LegacyTexas Credit Facility supported the buying, aggregating, and distributing of RTLs performed by the business of ViaNova.

On March 19, 2020, ViaNova received a notice of default from LegacyTexas Bank regarding the LegacyTexas Credit Facility, stating that ViaNova’s unrestricted cash balance was less than the amount required.  Also, on March 19, 2020, ViaNova received notice from LegacyTexas Bank that the Bank had suspended funding all “Alternative” loans for all of their clients, including the RTL loans that are the subject of the LegacyTexas Credit Facility with LegacyTexas Bank.  Since March 19, 2020 ViaNova has repaid all outstanding indebtedness under the LegacyTexas Credit Facility.   ViaNova stopped acquiring new RTLs and does not intend to

acquire any new RTLs in the future.  As of March 31, 2020, the Company had four RTLs and several interest strips representing a par value of $3,034 and a fair value of $2,956, including the fair value of interest strips held.  These RTLs and interest strips are included as a component of investments-trading (see note 7).  The Company intends to opportunistically sell these RTLs if possible or allow them to mature.  The latest maturity date of the RTLs is January 9, 2021.

COVID 19 / Impairment of Goodwill

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. The spread of COVID-19 has caused significant volatility in domestic and international markets. There is on-going uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies.  While the Company cannot fully assess the impact COVID-19 will have on all of its operations at this time, there are certain impacts that the Company has identified:

•

The unprecedented volatility of the financial markets experienced in March 2020, has caused the Company to operate JVB at a lower level of leverage than prior to the pandemic.  Specifically, JVB has reduced the size of its GCF repo operations and the volume of its TBA trading.  The Company determined that at its pre-pandemic levels in these businesses, it was exposed to a higher level of counterparty credit risk than it should have and was experiencing too much volatility in its available liquidity to conservatively meet capital requirements and margin calls in these businesses.  The Company expects JVB to operate at lower volumes in both these businesses for an indefinite period of time, which could unfavorably impact the operating profitability of JVB.

•

The financial market volatility, as well as the reduction in volumes in the GCF repo and TBA businesses, that resulted from COVID-19 required the Company to reassess the goodwill it had recorded related to JVB under the guidance of ASC 350.  The Company determined that the fair value of JVB was less than the carrying value (including the goodwill).  As a result, the Company recorded an impairment loss of $7,883 in the three months ended March 31, 2020.  See note 12.

•

The Company expects that its asset management segment will also be adversely impacted by the pandemic.  While it is difficult to determine the extent of the impact at this time, the Company expects that raising capital for new funds may become more challenging.  In addition, lower returns earned by funds will adversely impact the Company’s asset management fees and investors’ need for liquidity may result in reductions in AUM.

•

JVB’s mortgage group’s operations are centered on serving the financial needs of mortgage originators and institutions that invest in mortgage backed securities.  Prolonged high unemployment will most likely impact mortgage originations and demand for and supply of mortgage backed securities, which may have a significant unfavorable impact on the revenue earned by JVB’s mortgage group.

The Company will likely be impacted by the pandemic in other ways which the Company cannot yet determine.  The Company will continue to monitor market conditions and respond accordingly.

Subsequent to March 31, the Company has applied for and received a $2.2 million loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. See note 26.

The 2020 Senior Notes

On January 31, 2020, the Operating LLC entered into a Note Purchase Agreement with JKD Capital Partners I LTD, a New York corporation (“JKD Investor”), and RN Capital Solutions LLC, a Delaware limited liability company (“RNCS”).  The JKD Investor is owned by Jack DiMaio, the vice chairman of the Company’s board of directors and the Operating LLC’s board of managers, and his spouse.

Pursuant to the Note Purchase Agreement, JKD Investor and RNCS each purchased a Senior Promissory Note in the principal amount of $2,250 (for an aggregate investment of $4,500).  The Senior Promissory Notes bear interest at a fixed rate of 12% per annum and mature on January 31, 2022.  On February 3, 2020, pursuant to the Note Purchase Agreement, the Operating LLC used the proceeds received from the issuance of the Senior Promissory Notes to repay in full all amounts outstanding under the Senior Promissory Note, dated September 25, 2019, issued by the Company to Pensco Trust Company, Custodian fbo Edward E. Cohen IRA in the principal amount of $4,386 (the “Cohen IRA Note”).  The Cohen IRA Note is included as a portion of the 2019 Senior Notes outstanding as of December 31, 2019.  The Cohen IRA Note was fully paid and extinguished on February 3, 2020.  Subsequent to this repayment, $2,400 of the 2019 Senior Notes remain outstanding.  See note 17.

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING
(Dollars in Thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net realized gains (losses) - trading inventory	$10,443	$6,295
Net unrealized gains (losses) - trading inventory	(440)	559
Net gains and losses	10,003	6,854

Interest income- trading inventory	2,477	1,615
Interest income - residential transition loans	-	15
Interest income-receivables under resale agreements	41,485	37,483
Interest income	43,962	39,113

Interest expense-securities sold under agreements to repurchase	(34,766)	(36,381)
Interest expense-LegacyTexas Credit Facility	(39)	(5)
Interest expense-margin payable	(599)	(857)
Interest expense	(35,404)	(37,243)

Net trading	$18,561	$8,724

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 7.

During 2019, RTLs were accounted for at lower of cost or market and included as a component of other assets and the interest income related to those loans was shown separately in the table above.  Effective January 1, 2020, in connection with the adoption of ASC 326, the Company began accounting for RTLs at fair value and including them as a component of investments-trading. Therefore, income earned on RTLs is included in interest income-trading inventory in the table above effective January 1, 2020.

Also, see note 10 for discussion of receivables under resale agreements and securities sold under agreements to repurchase.  See note 6 for discussion of margin payable.  See note 17 for discussion of LegacyTexas Credit Facility.

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	March 31, 2020	December 31, 2019
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	11,260	12,170
Receivables from clearing agencies	66,094	83,712
Receivables from brokers, dealers, and clearing agencies	$77,604	$96,132

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	March 31, 2020	December 31, 2019
Margin payable	$201,242	$208,441
Due to clearing agent	-	32,820
Payables to brokers, dealers, and clearing agencies	$201,242	$241,261

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

Margin payable represents amounts borrowed from Pershing, LLC to finance the Company’s trading portfolio.  Substantially all of the Company’s investments-trading and deposits with clearing agencies serve as collateral for the margin payable.  See note 5 for interest expense incurred on margin payable.

Due to clearing agent represents amounts due to Bank of New York under the Company’s intra-day and overnight lending facility supporting the GCF matched repo business. See note 10.

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	March 31, 2020	December 31, 2019
U.S. government agency MBS and CMOs	$218,767	$196,146
U.S. government agency debt securities	4,791	14,680
RMBS	14	15
U.S. Treasury securities	6,065	11,105
ABS	1	100
SBA loans	26,073	27,634
Corporate bonds and redeemable preferred stock	31,877	38,503
Foreign government bonds	626	844
Municipal bonds	25,121	13,737
Certificates of deposit	3,575	841
Derivatives	55,780	3,686
Equity securities	99	561
Residential transition loans	2,956	-
Investments-trading	$375,745	$307,852

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	March 31, 2020	December 31, 2019
U.S. Treasury securities	$16,211	$16,827
Corporate bonds and redeemable preferred stock	43,937	58,083
Municipal bonds	20	20
Derivatives	54,599	3,017
Trading securities sold, not yet purchased	$114,767	$77,947

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other Investments, at fair value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	March 31, 2020
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
Equity securities	$6,905	$5,457	$(1,448)
CLOs	2,557	1,877	(680)
U.S. Insurance JV	2,009	2,017	8
SPAC Fund	646	609	(37)
Residential loans	126	97	(29)
Other investments, at fair value	$12,243	$10,057	$(2,186)

	December 31, 2019
	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)
Equity securities	$8,598	$9,352	$754
CLOs	2,894	2,522	(372)
U.S. Insurance JV	2,048	2,223	175
SPAC Fund	646	668	22
Residential loans	129	99	(30)
Other investments, at fair value	$14,315	$14,864	$549

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended March 31, 2020 and 2019 of $(2,695) and $249 respectively

Fair Value Measurements

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
3.	Pricing models whose inputs are derived, other than quoted prices, are observable for substantially the full term of the asset or liability; or
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

The following tables present information about the Company’s assets and liabilities measured at fair value as of March 31, 2020 and December 31, 2019 and indicates the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
March 31, 2020
(Dollars in Thousands)
			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$218,767	$-	$218,767	$-
U.S. government agency debt securities	4,791	-	4,791	-
RMBS	14	-	14	-
U.S. Treasury securities	6,065	6,065	-	-
ABS	1	-	1	-
SBA loans	26,073	-	26,073	-
Corporate bonds and redeemable preferred stock	31,877	-	31,877	-
Foreign government bonds	626	-	626	-
Municipal bonds	25,121	-	25,121	-
Certificates of deposit	3,575	-	3,575	-
Derivatives	55,780	-	55,780	-
Equity securities	99	-	99	-
Residential transition loans	2,956	-	-	2,956
Total investments - trading	$375,745	$6,065	$366,724	$2,956

Other investments, at fair value:
Equity securities	$5,457	$-	$5,457	$-
CLOs	1,877	-	-	1,877
Residential loans	97	-	97	-
	7,431	$-	$5,554	$1,877
Investments measured at NAV (1)	2,626
Total other investments, at fair value	$10,057

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$16,211	$16,211	$-	$-
Corporate bonds and redeemable preferred stock	43,937	-	43,937	-
Municipal bonds	20	-	20	-
Derivatives	54,599	-	54,599	-
Total trading securities sold, not yet purchased	$114,767	$16,211	$98,556	$-

(1)

As a practical expedient, the Company uses NAV per share (or its equivalent)  to measure the fair value of its investments in the U.S. Insurance JV and the SPAC Fund.  The U.S. Insurance JV invests in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies.  The SPAC Fund invests in equity securities of SPACs.  According to ASC 820, these investments are not categorized within the valuation hierarchy.

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

 (1)As a practical expedient, the Company uses NAV per share (or its equivalent)  to measure the fair value of its investments in the U.S. Insurance JV and the SPAC Fund.  The U.S. Insurance JV invests in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies.  The SPAC Fund invests in equity securities of SPACs.  According to ASC 820, these investments are not categorized within the valuation hierarchy.

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

Residential transition loans:    The Company uses valuation models prepared by management which are based on an income approach. These models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Fair values based on internal valuation models prepared by the Company’s management are generally classified within level 3 of the valuation hierarchy.

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

LEVEL 3 ROLLFORWARD

	Three Months Ended March 31,
	2020	2019
Beginning of period	$2,522	$2,756
Net trading	(78)	-
Gains & losses (1)	(603)	(33)
Accretion of income (1)	78	106
Purchases	609	-
Sales and returns of capital	(2,973)	(50)
Reclassification of RTLs	5,278	-
End of period	$4,833	$2,779

Change in unrealized gains / (losses) (2)	$(385)	$(33)

(1)	Gains and losses and accretion of income on other investments, at fair value are recorded as a component of principal transactions and other income in the consolidated statements of operations.
(2)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

 The following tables provide the quantitative information about level 3 fair value measurements as of March 31, 2020 and December 31, 2019.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)
			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	March 31, 2020	Technique	Inputs	Average	Inputs
Assets
Investments - trading
Residential Transition Loans	$2,956	Discounted Cash Flow Model	Yield	15.00%	15.00%

Other investments, at fair value
CLOs	$1,877	Discounted Cash Flow Model	Yield	20.8%	20.8% - 20.9%
			Duration-years	10.3	9.3 - 11.3
			Default rate	2.0%	2.0% - 2.0%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2019	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$2,522	Discounted Cash Flow Model	Yield	17.9%	16.9% - 19.2%
			Duration-years	5.8	5.3 - 6.5
			Default rate	2.0%	2.0% - 2.0%

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

•

RTLs:  The Company uses a discounted cash flow model to determine the fair value of its investments in RTLs.  These loans are short term in nature (generally less than 18 months).  Changes in the yield or defaults will have the largest impact on the fair value calculation.  The higher the yield, the lower the fair value of the investment.  The higher the default rate, the lower the fair value of the investment.

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	Fair Value March 31, 2020	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
U.S. Insurance JV (a)	$2,017	$817	N/A	N/A
SPAC Fund (b)	609	N/A	Quarterly after 1 year lock up	90 days
	$2,626

	Fair Value December 31, 2019	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
U.S. Insurance JV (a)	$2,223	$817	N/A	N/A
SPAC Fund (b)	668	N/A	Quarterly after 1 year lock up	90 days
	$2,891

N/ANot applicable.

(a)	The U.S. Insurance JV invests in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies.
(b)	The SPAC Fund invests in equity interests of SPACs.

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

All of the derivatives that the Company enters into contain master netting arrangements.  If certain requirements are met, the offsetting provisions included in FASB ASC 210, Balance Sheet (“ASC 210”), allow (but do not require) the reporting entity to net the asset and liability on the consolidated balance sheets. It is the Company’s policy to present the derivative assets and liabilities on a net basis if the conditions of ASC 210 are met.  However, in general the Company does not enter in offsetting derivatives with the same counterparties.  Therefore, in all periods presented, no derivatives are presented on a net basis.

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

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of March 31, 2020 and December 31, 2019, the Company had no outstanding foreign currency forward contracts.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At March 31, 2020, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $2,090,750 and open TBA and other forward MBS sale agreements in the notional amount of $2,212,275. At December 31, 2019, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,773,000 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,874,194.

During March and continuing subsequent to March 31, 2020, the Company reduced its TBA trading activity as a response to the financial market volatility associated with the COVID-19 pandemic.  See note 4.  As of April 30, 2020, the Company had open TBA and other forward MBS purchase agreements in the notional amount of approximately $1,134,419 and open TBA and other forward MBS sale agreements in the notional amount of approximately $1,252,919.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. At March 31, 2020, the Company had open forward purchase commitments of $1,725 and open forward sale commitments of $0.  At December 31, 2019, the Company had open forward purchase commitments of $1,526 and open forward sale commitments of $0.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of March 31, 2020 and December 31, 2019.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	March 31, 2020	December 31, 2019
TBAs and other forward agency MBS	Investments-trading	$55,779	$3,686
Other extended settlement trades	Investments-trading	1	-
Foreign currency forward contracts	Other investments, at fair value	-	-
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(54,599)	(3,017)
Other extended settlement trades	Trading securities sold, not yet purchased	-	-
		$1,181	$669

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Foreign currency forward contracts	Revenue-principal transactions and other income	$-	$40
Other extended settlement trades	Revenue-net trading	1	(24)
TBAs and other forward agency MBS	Revenue-net trading	(213)	761
		$(212)	$777

10. COLLATERALIZED SECURITIES TRANSACTIONS

Matched Book Repo Business

The Company enters into repos and reverse repos as part of its matched book repo business.  In general, the Company will lend money to a counterparty after obtaining collateral securities from that counterparty pursuant to a reverse repo.  The Company will borrow money from another counterparty using the same collateral securities pursuant to a repo.  The Company seeks to earn net interest income on these transactions. Currently, the Company categorizes its matched book repo business into two major groups: gestation repo and GCF repo.

Gestation Repo

Gestation repo involves entering into repo and reverse repo where the underlying collateral security represents a pool of newly issued mortgage loans.  The borrowers (the reverse repo counterparties) are generally mortgage originators.  The lenders (the repo  counterparties) are a diverse group of the counterparties comprised of banks, insurance companies, and other financial institutions.  The Company self-clears its gestation repo transactions.

GCF Repo

In October 2017, the Company became a full netting member of the FICC’s Government Securities Division.  As a full netting member of the FICC, the Company has access to the FICC’s GCF repo service that provides netting and settlement services for repo transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities).  The Company began entering into matched book GCF repo transactions in November 2017.  The borrowers (the reverse repo  counterparties) are a diverse group of financial institutions including hedge funds, registered investment funds, REITs, and other similar counterparties.  The lenders (the repo counterparties)  are the FICC and other large financial institutions. The Company uses Bank of New York (“BONY”) as its settlement agent for its GCF repo matched book transactions.  The Company is considered self-clearing for this business.  In connection with the Company’s full netting membership of the FICC, the Company agreed to establish and maintain a committed line of credit in a minimum amount of $25,000, which it entered into with Fifth Third Financial Bank, N.A. (“FT Financial”)   on April 25, 2018.  This line of credit arrangement was subsequently amended. See note 17.

Other Repo Transactions

In addition to the Company’s matched book repo business, the Company may also enter into reverse repos to acquire securities to cover short positions or as an investment.  Additionally, the Company may enter into repos to finance the Company’s securities positions held in inventory.  These repo and reverse repo agreements are generally cleared on a bilateral or triparty basis; no clearing broker is involved.  These transactions are not matched.

Repo Information

At March 31, 2020 and December 31, 2019, the Company held reverse repos of $6,014,438 and $7,500,002, respectively, and the fair value of collateral received under reverse repos was $6,167,233 and $7,769,693, respectively.  As of March 31, 2020 and December 31, 2019,  the reverse repo balance was comprised of receivables collateralized by securities with  30 and 41 counterparties, respectively.

At March 31, 2020 and December 31, 2019, the Company held repos of $6,066,372 and $7,534,443, respectively, and the fair value of securities and cash pledged as collateral under repos was $6,035,939 and $7,561,978, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

Intraday and Overnight Lending Facility

In conjunction with the Company’s GCF repo business, on October 19, 2018, the Company and BONY entered into an intraday lending facility.  The lending facility allows for BONY to advance funds to JVB in order to facilitate the settlement of GCF repo transactions.  The total committed amount at March 31, 2020 was $75,000.  The current termination date of this facility is October 16, 2020. It is expected that this facility will be renewed for successive 364-day periods provided that the Company continues its GCF matched book repo business.

The BONY lending facility is structured so that advances are generally repaid before the end of each business day.  However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan.  Intraday loans accrue interest at an annual rate of 0.12%.  Interest is charged based on the number of minutes in a day the advance is outstanding.  Overnight loans are charged interest at the base rate plus 3% on a daily basis.  The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time.  For the three months ended March 31, 2020, the Company received no advances under the intraday lending facility.  During the year ended December 31, 2019 advances of $32,818 were made under this facility.  This draw plus accrued interest of $2, or $32,820, was outstanding as of December 31, 2019 and was included as a component of payable to brokers, dealers, and clearing agencies in the statement of financial condition.  This amount was repaid in full in January 2020.

Concentration

In the matched book repo business, the demand for borrowed funds is generated by the reverse repo counterparty and the supply of funds is provided by the repo counterparty.

On the demand side, the Company does not consider its GCF repo business to be concentrated because the Company’s  reverse repo counterparties are comprised of a diverse group of financial institutions.

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

The gestation repo business has been and continues to be concentrated as to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of March 31, 2020 and December 31, 2019, the Company’s gestation reverse repos shown in the tables below represented balances from seven counterparties.  The Company also has a limited number of repo counterparties in the gestation repo business.   However, this is primarily a function of the limited number of reverse repo agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business (both gestation repo and GCF repo) was $6,868 and $1,294 for the three months ended March 31, 2020 and 2019, respectively.

Detail

Effective June 1, 2019, the Company changed its accounting policy regarding the netting of reverse repo and repo transactions.  ASC 210 provides the option to present reverse repo and repo on a net basis if certain netting conditions are met.  Prior to this date, the Company utilized this option and presented repo and reverse repo on a net basis when these conditions were met.  As of June 1, 2019, the Company changed its policy to present all repo and reverse repo transactions on a gross basis even if the underlying netting conditions are met.  The Company believes that the newly adopted accounting principle is preferable in the circumstances because it provides consistency for the accounting of all repurchase and reverse repos, as well as more information on the face of the financial statements. The amounts in the table below (including periods prior to June 1, 2019) are presented on a gross basis.

As March 31, 2020, the Company had outstanding reverse repos of $6,014,438 and repos of $6,066,372.  Included in these amounts are outstanding reverse repos of $1,473,033 and repos of $4,570,581,  where the FICC was the Company’s counterparty to the transaction and which were subject to a master netting arrangement.

As of December 31, 2019, the Company had outstanding reverse repos of $7,500,002 and repos of $7,534,443.  Included in these amounts are outstanding reverse repos of $371,025 and repos of $5,138,712,  where the FICC was the Company’s counterparty to the transaction and which were subject to a master netting arrangement.

The following tables summarize the remaining contractual maturity of the gross obligations under repos accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown.  All amounts as well as counterparty cash collateral (see note 14) are subject to master netting arrangements.

SECURED BORROWINGS
(Dollars in Thousands)
March 31, 2020

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF repo)	$3,923,623	$672,974	$-	$400,101	$4,996,698
MBS (gestation repo)	-	1,046,002	-	-	1,046,002
SBA loans	23,672	-	-	-	23,672
	$3,947,295	$1,718,976	$-	$400,101	$6,066,372

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government agency MBS (GCF repo)	$828,399	$3,824,896	$312,087	$-	$4,965,382
MBS (gestation repo)	-	1,049,056	-	-	1,049,056
	$828,399	$4,873,952	$312,087	$-	$6,014,438

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

The Company has certain equity method affiliates for which it has elected the fair value option.  Those investees are excluded from the table below.  Those investees are included as a component of other investments, at fair value in the consolidated balance sheets.  All gains and losses (unrealized and realized) from securities classified as other investments, at fair value in the consolidated balance sheets are recorded as a component of principal transactions and other income in the consolidated statement of operations. See note 24.

The following table summarizes the activity and earnings in the Company’s investment that is accounted for under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Insurance SPAC	AOI	CK Capital	Total
January 1, 2020	$3,222	$559	$18	$3,799
Investments / advances	-	2,097	-	2,097
Distributions / repayments	-	-	-	-
Earnings / (loss) realized	(306)	(31)	230	(107)
March 31, 2020	$2,916	$2,625	$248	$5,789

12.  GOODWILL

Goodwill consisted of the following.

GOODWILL
(Dollars in Thousands)

	March 31, 2020	December 31, 2019
AFN	$109	$109
JVB	-	7,883
Goodwill	$109	$7,992

The Company measures its goodwill impairment on an annual basis or when events indicate that goodwill may be impaired.  The Company performs its annual impairment tests of AFN goodwill on October 1 of each year; and JVB goodwill on January 1 of each year.

In the first quarter of 2020, the Company determined that the financial market volatility that resulted from the COVID-19 pandemic was a triggering event that required a reassessment of the goodwill related to JVB. See note 4. The Company concluded there was no triggering event for the goodwill related to AFN.

The Company performed a valuation of JVB as of March 31, 2020 by applying equal weighting to both the income approach and the market approach.  Under the guidance of FASB ASC 350, the Company determined that the fair value of JVB was less than the carrying value (including the goodwill).  As a result, the Company recognized an impairment loss of $7,883 in the three months ended March 31, 2020. The impairment loss is included in the consolidated statements of operations as impairment of goodwill and is reflected as a component of operating expense.

13.  LEASES

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

As of March 31, 2020, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 8.2 years.  The weighted average discount rate for the leases was 5.36%.

Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES
(Dollars in Thousands)

As of March 31, 2020
2020 - remaining	$1,161
2021	1,108
2022	933
2023	950
2024	983
Thereafter	4,094
Total	9,229
Less imputed interest	(1,838)
Lease obligation	$7,391

During the three months ended March 31, 2020, total cash payments of $403 were recorded as a reduction in the operating lease obligation.   No cash payments were made to acquire right of use assets. For the three months ended March 31, 2020 and 2019, rent expense, net of sublease income of $79 and $65, was $378 and $390, respectively.

14.  OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other receivables consisted of the following.

OTHER RECEIVABLES
(Dollars in Thousands)

	March 31, 2020	December 31, 2019
Cash collateral due from counterparties	$4,838	$41,172
Asset management fees receivable	886	1,159
Accrued interest receivable and dividend receivable	10,521	3,549
Revenue share receivable	115	150
Other receivables	647	595
Other receivables	$17,007	$46,625

When the Company enters into a reverse repo, it obtains collateral in excess of the principal amount of the reverse repo.  The Company accepts collateral in the form of liquid securities or cash.  If the value of the securities the Company receives as collateral increases, the Company’s reverse repo counterparties may request a return of their collateral with a value equal to such increase.  In some cases, the Company will return to such reverse repo counterparties cash instead of securities.  In that case, the Company includes the cash returned as a component of other receivables (see above).

When the Company enters into repo transactions, the Company provides collateral to the Company’s repo counterparties in excess of the principal balance of the repo.  The Company’s counterparties accept collateral in the form of liquid securities or cash.  To the extent the Company provides the collateral in cash, the Company includes it as a component of other receivables (see above).

Asset management fees receivable are of a routine and short-term nature.  These amounts are generally accrued monthly and paid on a monthly or quarterly basis.

Accrued interest and dividends receivable represent interest and dividends accrued on the Company’s investment securities included as a component of investments-trading or other investments, at fair value. Interest payable on securities sold, not yet purchased is included as a component of accounts payable and other liabilities in the table entitled Accounts Payable and Other Liabilities below.

Revenue share receivable represents the amount due to the Company for the Company’s share of revenue arrangements generated from various entities in which the Company receives a share of the entity’s revenue. Other receivables represent other miscellaneous receivables that are of a short-term nature.

Other assets consisted of the following.

OTHER ASSETS
(Dollars in Thousands)

	March 31, 2020	December 31, 2019
Deferred costs	$241	$301
Prepaid expenses	1,075	796
Deposits	403	656
Miscellaneous other assets	275	275
Residential transition loans	-	5,323
Furniture, equipment, and leasehold improvements, net	899	916
Intangible assets	166	166
Other assets	$3,059	$8,433

Deferred costs and prepaid expenses represent amounts paid for services that are being amortized over their expected period of use and benefit.  They are all routine and short-term in nature.  Deposits are amounts held by landlords or other parties which will be returned or offset upon satisfaction of a lease or other contractual arrangement.

During 2019, RTLs were accounted for at lower of cost or market and included as a component of other assets.  Effective January 1, 2020, in connection with the adoption of ASC 326, the Company began accounting for RTLs at fair value and including them as a component of investments-trading.

See note 16 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of the firm’s furniture, equipment, and leasehold improvements.  Intangible assets represent the carrying value of the JVB broker-dealer license.

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	March 31, 2020	December 31, 2019
Accounts payable	$141	$362
Redeemable financial instruments accrued interest	814	403
Accrued interest payable	738	711
Accrued interest on securities sold, not yet purchased	882	914
Payroll taxes payable	677	729
Counterparty cash collateral	74,692	9,524
Accrued expense and other liabilities	3,837	7,652
Accounts payable and other liabilities	$81,781	$20,295

aa

 The redeemable financial instrument accrued interest represents accrued interest on the JKD Capital Partners I LTD and the DGC Trust/CBF redeemable financial instruments.  See note 16.

When the Company enters into a reverse repo, the Company obtains collateral in excess of the principal of the reverse repo.   The Company accepts collateral in the form of liquid securities or cash.  To the extent the Company receives cash collateral, the Company includes it as a component of other liabilities (counterparty cash collateral) in the table above.

When the Company enters into repo transactions, the Company provides collateral to the Company’s repo counterparty in excess of the principal balance of the repo.  If the value of the securities the Company provides as collateral increases, the Company may request a return of its collateral with a value equal to such increase.  In some cases, the repo counterparty will return cash instead of securities.  In that case, the Company includes the cash returned as a component of other liabilities (counterparty cash collateral) in the table above.  See note 10.

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

The Company’s Principal Investing Portfolio

Included in other investments, at fair value in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of March 31, 2020, there were $817 of unfunded commitments to VIEs that the Company has invested in.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three months ended March 31, 2020 and 2019 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2020 and December 31, 2019.  See table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 17) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at March 31, 2020 and December 31, 2019.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	As of March 31, 2020	As of December 31, 2019
Other Investments, at fair value	$4,503	$5,413
Maximum exposure	$4,503	$5,413

16.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following .

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in Thousands)

	As of March 31, 2020	As of December 31, 2019
JKD Capital Partners I LTD	$7,957	$7,957
DGC Trust / CBF	8,500	8,500
ViaNova Capital Group, LLC	450	526
	$16,907	$16,983

JKD Capital Partners I LTD Amendment

On October 3, 2016, the Operating LLC entered into an investment agreement (the “JKD Investment Agreement”), by and between Operating LLC and the JKD Investor, pursuant to which the JKD Investor agreed to invest up to $12,000 in the Operating LLC (the “JKD Investment”), $6,000 of which was invested upon the execution of the JKD Investment Agreement, an additional $1,000 was invested in January 2017, and an additional $1,268 was invested on January 9, 2019.  The JKD Investor is owned by Jack DiMaio, the vice chairman of the Company’s board of directors and the Operating LLC’s board of managers, and his spouse.

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

On March 6, 2019, the JKD Investor and the Operating LLC entered into an amendment to the JKD Investment Agreement (the “JKD Investment Agreement Amendment”), pursuant to which the term “JKD Investment Return” under the JKD Investment Agreement was amended as follows:

(a)	during the fourth quarter of 2018, an amount equal to 42% of the Institutional Corporate Trading Business Net Revenue and
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

DGC Trust/ CBF Amendments

Prior to September 30, 2019, the DGC Trust / CBF redeemable financial instruments were comprised of two separate agreements: one with CBF pursuant to which CBF invested $8,000 into the Operating LLC (the “CBF Investment Agreement”), and one with the DGC Trust pursuant to which the DGC  Trust invested $2,000 into the Operating LLC (the “DGC Trust Investment Agreement”).

The CBF Investment Agreement and the DGC Trust Investment Agreement were both amended on September 25, 2019, and again on December 4, 2019, with each amendment becoming effective October 1, 2019.  The amendments included the following amendments to each of the CBF Investment Agreement and the DGC Trust Investment Agreement:

(a)	The term “Investment Amount” under the CBF Investment Agreement was reduced from $8,000 to $6,500 in exchange for a one-time payment of $1,500 from the Operating LLC to CBF; and
(b)	The term “Investment Return” under the CBF Investment Agreement was amended to mean an annual return equal to:

•

for the Annual Period ending on September 29, 2020, 3.75% of the Investment Amount, plus (x) 11.47% of any revenue of the GCF repo business (the “Revenue of the Business”) during such period between zero and $11,777 plus (y) 7.65% of any Revenue of the Business during such period in excess of $11,777. Prior to the second amendment, the Investment Return was with respect to any twelve-month period ending on September 29, 2020 (each an “Annual Period”) was 3.75% of the Investment Amount plus (x) 11.47% of the Revenue of the Business for any Annual Period in which the Revenue of the Business was greater than zero but less than or equal to $5,333, (y) $612 for any Annual Period in which the Revenue of the Business is greater than $5,333 but less than or equal to $8,000, or (z) 7.65% of the Revenue of the Business for any Annual Period in which the Revenue of the Business is greater than $8,000, and

•

for any Annual Period following September 29, 2020, (x) for any Annual Period in which the Revenue of the Business is greater than zero, the greater of 20% of the Investment Amount or 15.29% of the Revenue of the Business, or (y) for any Annual Period in which the Revenue of the Business is zero or less than zero,  3.75% of the Investment Amount.

.

(c)	The term “Investment Return” under the DGC Trust Investment Agreement was amended to mean an annual return equal to:

•

for the twelve-month period ending on September 29, 2020,  3.75% of the Investment Amount plus (x) 3.53% of any Revenue of the Business, during such period between zero and $11,177 plus (y) 2.35% of any Revenue of the Business during such period in excess of $11,177.  Prior to the second amendment, the Investment Return was 3.75% of the Investment Amount, as defined in the DGC Trust Investment Agreement , plus (x) 3.53% of the Revenue of the Business, for any Annual Period in which the Revenue of the Business is greater than zero  but less than or equal to $5,333 (y) $188 for any Annual Period in which the Revenue of the Business is greater than $5,333, but less than or equal to $8,000, or (z) 2.35% of the Revenue of the Business for any Annual Period in which the Revenue of the Business is greater than $8,000 and

•

for any Annual Period following September 29, 2020, (x) for any Annual Period in which the Revenue of the Business is greater than zero, the greater of 20% of the Investment Amount or 4.71% of the Revenue of the Business, or (y) for any Annual Period in which the Revenue of the Business is zero or less than zero, 3.75% of the Investment Amount.

Except as set forth above, the other material terms and conditions of the CBF Investment Agreement and the DGC Trust Investment Agreement remained substantially unchanged by the amendment.  The payment of $1,500 was made by the Operating LLC to CBF in October 2019, which reduced the redeemable financial instrument balance under the CBF Investment Agreement.

ViaNova Capital Group LLC

On November 16, 2018, and effective as of November 19, 2018, the Operating LLC entered into an investment agreement (the “ViaNova Investment Agreement”) by and among Hancock Funding, LLC (“Hancock”), New Avenue Investments LLC (“New Avenue”), JVB, ViaNova, and the Operating LLC. Pursuant to the ViaNova Investment Agreement, Hancock, New Avenue, the Operating LLC, and JVB agreed to invest $500,  $250,  $500, and $2,750, respectively, into ViaNova (collectively, the “ViaNova Investment”). Pursuant to the ViaNova Investment Agreement, Hancock, the Operating LLC, and JVB invested their respective portions of the ViaNova Investment into ViaNova prior to the effective date of the ViaNova Investment Agreement. In February 2019, New Avenue invested $220 of its portion of the ViaNova Investment (i.e., $250), the remaining $30 is included in due from related parties on the consolidated balance sheets.  Hancock and New Avenue are owned by employees of the Company.

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

During the first quarter of 2020, the Company ceased acquiring new RTLs and began an orderly wind down of its RTL business.  See note 4.  Upon its termination, the remaining redeemable investment balance will be repaid by the Operating LLC to Hancock and New Avenue in accordance with the ViaNova Investment Agreement.

17. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	As of March 31, 2020	As of December 31, 2019	Interest Rate Terms	Interest (4)	Maturity
Non-convertible debt:
12.00% senior note (the "2020 Senior Note")	$4,500	$-	Fixed	12.00%	January 2022
12.00% senior note (the "2019 Senior Note")	2,400	6,786	Fixed	12.00%	September 2020 (1)
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	15,000	15,000	Fixed	8.00%	March 2022 (2)
Less unamortized debt issuance costs	(631)	(703)
	14,369	14,297
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	5.77%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	5.52%	March 2035
Less unamortized discount	(25,030)	(25,124)
	23,095	23,001
FT Financial Bank, N.A. Credit Facility	17,500	-	Variable	N/A	April 2021
LegacyTexas Credit Facility	-	4,777	Variable	N/A	NA
Total	$61,864	$48,861

(1)

On September 25, 2019, the Company amended the previously outstanding 2013 Convertible Notes, which were scheduled to mature on September 25, 2019.  The material terms and conditions of the 2013 Convertible Notes remained substantially the same, except that (i) the maturity date changed from September 25, 2019 to September 25, 2020; (ii) the conversion feature in the 2013 Convertible Notes was removed; (iii) the interest rate changed from 8% per annum (9% in the event of certain events of default) to 12% per annum (13% in the event of certain events of default); and (iv) the restrictions regarding the prepayment were removed.  The post amendment notes are referred to herein as the “2019 Senior Notes” and the pre-amendment notes are referred to herein as the “2013 Convertible Notes.”

(2)

The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount at any time prior to maturity into units of membership interests of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of membership interests in the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Cohen & Company Inc. common stock, par value $0.01 per share (“Common Stock”) on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units of membership interests and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.  See note 20 to our Annual Report on Form 10-K for the year ended December 31, 2019.

(3)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of March 31, 2020 on a combined basis was 15.04% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(4)	Represents the interest rate in effect as of the last day of the reporting period.

The 2020 Senior Notes

On January 31, 2020, the Operating LLC entered into a Note Purchase Agreement with JKD Capital Partners I LTD, a New York corporation (“JKD Investor”), and RN Capital Solutions LLC, a Delaware limited liability company (“RNCS”).  The JKD Investor is owned by Jack DiMaio, the vice chairman of the Company’s board of directors and the Operating LLC’s board of managers, and his spouse.

Pursuant to the Note Purchase Agreement, JKD Investor and RNCS each purchased a Senior Promissory Note in the principal amount of $2,250 (for an aggregate investment of $4,500).  The Senior Promissory Notes bear interest at a fixed rate of 12% per annum and mature on January 31, 2022.  On February 3, 2020, pursuant to the Note Purchase Agreement, the Operating LLC used the proceeds received from the issuance of the Senior Promissory Notes to repay in full all amounts outstanding under the Senior Promissory Note, dated September 25, 2019, issued by the Company to Pensco Trust Company, Custodian fbo Edward E. Cohen IRA in the principal amount of $4,386 (the “Cohen IRA Note”).  The Cohen IRA Note is included as a portion of the 2019 Senior Notes outstanding as of December 31, 2019.  The Cohen IRA Note was fully paid and extinguished on February 3, 2020.  Subsequent to this repayment, $2,400 of the 2019 Senior Notes remain outstanding.

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

LegacyTexas Bank

On November 20, 2018, ViaNova, as borrower, entered into a Warehousing Credit and Security Agreement (the “LegacyTexas Credit Facility”) with LegacyTexas Bank, as the lender, with an effective date of November 16, 2018, and amended on May 4, 2019 and September 25, 2019.  The LegacyTexas Credit Facility supported the purchasing, aggregating, and distribution of residential transition loans by ViaNova.

On March 19, 2020, ViaNova received a notice of default from LegacyTexas Bank regarding the LegacyTexas Credit Facility, stating that ViaNova’s unrestricted cash balance was less than the amount required.  Also, on March 19, 2020, ViaNova received notice from LegacyTexas Bank that the Bank had suspended funding all “Alternative” loans for all of their clients, including the RTLs that are the subject of the LegacyTexas Credit Facility with LegacyTexas Bank.  Since March 19, 2020 ViaNova has repaid all outstanding indebtedness under the Agreement.  ViaNova stopped acquiring new RTLs and does not intend to acquire any new RTLs in the future.  See note 4.

See note 20 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the Company’s other debt.

FT Financial Bank, N.A. (“FT Bank”) Credit Facility

The credit facility with FT Bank has a total borrowing capacity of $25,000.  It is comprised of a revolving credit facility (the “2019 FT Revolver”) which has a total borrowing capacity of $17,500 and a line of credit (the “2018 FT LOC”), which has a total borrowing capacity of $7,500.  Both mature on April 10, 2021.  However, the 2019 FT Revolver does not allow for additional draws after April 10, 2020.  During March 2020, the Company drew the full amount of $17,500 under the 2019 FT Revolver and that amount remains outstanding to date.  If the Company were to repay the $17,500 currently outstanding, it would not be able to re-draw that amount again under the 2019 FT Revolver in the future.  Furthermore, JVB is subject to financial covenants including a minimum excess net capital covenant, a debt to tangible net worth covenant, and a minimum tangible net worth covenant.  See note 20 to Company’s 2019 audited financial statements included in its annual report on Form 10-K.  The Company is currently working to extend the draw period and the maturity of the 2019 FT Revolver and the 2018 FT LOC.

Interest Expense, net

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended March 31,
	2020	2019
Junior subordinated notes	$821	$880
2020 Senior Notes	89	-
2017 Convertible Note	371	360
2013 Convertible Notes / 2019 Senior Notes	119	133
2018 FT LOC/2019 FT Revolver	152	92
Redeemable Financial Instrument - DGC Trust / CBF	690	148
Redeemable Financial Instrument - JKD Capital Partners I LTD	440	278
Redeemable Financial Instrument - ViaNova Capital Group, LLC	(77)	(37)
	$2,605	$1,854

Because the LegacyTexas Credit Facility was used to directly finance the purchase of securities and loans, the interest expense incurred on the Legacy Texas Credit Facility is included as a component of net trading revenue.  See note 5.

18. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the three months ended March 31, 2020 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2019	1,119,909
Vesting of shares	55,278
Shares withheld for employee taxes and retired	(15,043)
March 31, 2020	1,160,144

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders there of to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every ten shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock issued and outstanding as of March 31, 2020, For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the Company’s board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $0.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible Preferred Stock (“Series F Preferred Stock”).   Pursuant

to the Securities Purchase Agreement (the “SPA”), dated December 30, 2019, by and among the Company, the Operating LLC, Daniel G. Cohen, and The DGC Family FinTech Trust (the “DGC Trust”), the Company issued 12,549,273 Series F Preferred Stock to Daniel G. Cohen and 9,880,268 Series F Preferred Stock to the DGC Trust. The Series F Preferred Stock have substantially the same rights as the Series E Preferred Stock.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote, together as a single class on all matters with respect to which a vote of the stockholders of the Company is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to one vote for every ten shares of Series F Preferred Stock on each matter submitted to the holders for their vote.  As of December 31, 2019, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  See Non-Controlling Interest/ - Securities Purchase Agreement – Purchase of IMXI shares below. For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Stockholder Rights Plan

On August 3, 2016, the Company adopted a Section 382 Rights Agreement (the “2016 Rights Agreement”) between the Company and Computershare, Inc. The Company’s board of directors adopted the 2016 Rights Agreement in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its net operating loss and net capital loss carryforwards to reduce potential future federal income tax obligations.  This 2016 Rights Agreement expired in accordance with its terms on December 31, 2019.

On March 10, 2020, the Company entered into a new Section 382 Rights Agreement (the “Rights Agreement”) with Computershare Inc., as rights agent (the “Rights Agent”).

The Rights Agreement provided for a distribution of one preferred stock purchase right (each, a “Right,” and collectively, the “Rights”) for each share of the Company’s common stock outstanding to stockholders of record at the close of business on March 20, 2020 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company a unit (a “Unit”) consisting of one ten-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), at a purchase price of $100.00 per Unit (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.

Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding or, in the case of uncertificated shares of Common Stock registered in book entry form (“Book Entry Shares”) by notation in book entry (which certificates for Common Stock and Book Entry Shares shall be deemed also to be certificates for Rights), and no separate Rights certificates will be distributed.

Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the Common Stock and a “Distribution Date” will occur upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has become an “Acquiring Person” (as defined below) (the “Stock Acquisition Date”) and (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. Pursuant to the Rights Agreement, an “Acquiring Person” means any person or entity who or which, together with all affiliates and associates of such person or entity, is the beneficial owner of 4.95% or more of the shares of Common Stock then outstanding, but does not include the Company or any “Exempted Person” (as defined below). Until the Distribution Date, (i) the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates, (ii) new Common Stock certificates after the Record Date will contain a notation incorporating the Rights Agreement by reference, and (iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate.

Pursuant to the Rights Agreement, an “Exempted Person” is any person or entity who, together with all affiliates and associates of such person or entity, was or could become, as of March 10, 2020, the beneficial owner of Common Stock and/or other securities exercisable for shares of Common Stock representing 4.95% or more of the shares of Common Stock outstanding as of March 10, 2020. However, any such person or entity will no longer be deemed to be an Exempted Person and shall be deemed an Acquiring Person under the Rights Agreement if such person or entity, together with all affiliates and associates of such person or entity, becomes the beneficial owner (and so long as such person continues to be the beneficial owner of 4.95% or more of the then outstanding shares of Common Stock) of additional shares of Common Stock, except (x) pursuant to equity compensation awards granted to such person or entity by the Company or options or warrants outstanding and beneficially owned by such person or entity as of March 10, 2020, or as a result of an adjustment to the number of shares of Common Stock represented by such equity compensation award pursuant to the terms thereof; or (y) as a result of a stock split, stock dividend or the like. In addition, any person or entity who, together with all affiliates and associates of such person or entity, becomes the beneficial owner of Common Stock and/or other securities exercisable for shares of Common Stock representing 4.95% or more of the shares of Common Stock then outstanding as a result of a purchase by the Company or any of its subsidiaries of shares of Common Stock will also be an “Exempted Person.” However, any such person will no longer be deemed to be an Exempted Person and will be deemed to be an Acquiring Person if such person, together with all affiliates and associates of such person, becomes the beneficial owner, at any time after the date such person became the beneficial owner of 4.95% or more of the then outstanding shares of Common Stock, of additional shares of Common Stock, except if such additional securities are acquired (x) pursuant to the exercise of options or warrants to purchase Common Stock outstanding and beneficially owned by such person as of the date such person became the beneficial owner of 4.95% or more of the then outstanding shares of Common Stock or as a result of an adjustment to the number of shares of Common Stock for which such options or warrants are exercisable pursuant to the terms thereof, or (y) as a result of a stock split, stock dividend or the like.

In addition, the Rights Agreement defines the term “Exempted Person” to also include any person or entity who, together with all affiliates and associates of such person or entity, is the beneficial owner of Common Stock and/or other securities exercisable for shares of Common Stock representing 4.95% or more of the shares of Common Stock outstanding, and whose beneficial ownership would not, as determined by the Company’s board of directors, jeopardize or endanger the availability of the Company of its deferred tax assets. However, any such person or entity will cease to be an Exempted Person if (x) such person or entity ceases to beneficially own 4.95% or more of the shares of the then outstanding Common Stock or (y) the Company’s board of directors makes a contrary determination with respect to the effect of such person’s or entity’s beneficial ownership (together with all affiliates and associates of such person) with respect to the availability to the Company of its deferred tax assets.

Pursuant to the Rights Agreement, a purchaser, assignee or transferee of the shares of Common Stock (or options or warrants exercisable for Common Stock) from an Exempted Person will not be considered an Exempted Person, except that a transferee from the estate of an Exempted Person who receives Common Stock as a bequest or inheritance from an Exempted Person will be an Exempted Person so long as such transferee continues to be the beneficial owner of 4.95% or more of the then outstanding shares of Common Stock.

The Rights are not exercisable until the Distribution Date and will expire on the earliest of (i) the close of business on December 31, 2023, (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement, (iii) the time at which the Rights are exchanged pursuant to the Rights Agreement, (iv) the repeal of Section 382 of the Code or any successor statute if the Company’s board of directors determines that the Rights Agreement is no longer necessary or desirable for the preservation of certain tax benefits, and (v) the beginning of a taxable year of the Company to which the Company’s board of directors determines that certain tax benefits may not be carried forward. At no time will the Rights have any voting power.

Except as otherwise determined by the Company’s board of directors, only shares of Common Stock issued prior to the Distribution Date will be issued with Rights.

Pursuant to the Rights Agreement, in the event that a person or entity becomes an Acquiring Person, each other holder of a Right will thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other securities of the Company), having a value equal to two times the exercise price of the Right. The exercise price is the Purchase Price times the number of Units associated with each Right (initially, one). For example, at an exercise price of $100.00 per Right, each Right not owned by an Acquiring Person (or by certain related parties) following an event set forth in the preceding paragraph would entitle its holder to purchase $200.00 worth of Common Stock (or other consideration, as noted above) for $100.00. If the Common Stock at the time of exercise had a market value per share of $20.00, the holder of each valid Right would be entitled to purchase ten (10) shares of Common Stock for $100.00.

Notwithstanding any of the foregoing, following the occurrence of a person or entity becoming an Acquiring Person (the “Flip-In Event”), all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by such Acquiring Person will be null and void.

In the event that, at any time following the Stock Acquisition Date, (i) the Company engages in a merger or other business combination transaction in which the Company is not the surviving corporation; (ii) the Company engages  in a merger or other business combination transaction in which the Company is the surviving corporation and the Common Stock is changed or exchanged; or (iii) 50% or more of the Company’s assets, cash flow or earning power is sold or transferred, each holder of a Right (except Rights which have previously been voided as set forth above) will thereafter have the right to receive, upon exercise of the Right, common stock of the acquiring company having a value equal to two times the exercise price of the Right.

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

At any time after the Stock Acquisition Date, the Company may exchange all or part of the Rights (other than Rights owned by an Acquiring Person) for Common Stock at an exchange ratio equal to (i) a number of shares of Common Stock per Right with a value equal to the spread between the value of the number of shares of Common Stock for which the Rights may then be exercised and the Purchase Price or (ii) if prior to the acquisition by the Acquiring Person of 50% or more of the then outstanding shares of Common Stock, one share of Common Stock per Right (subject to adjustment).

At any time until ten days following the Stock Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right. Immediately upon the action of the Company’s board of directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $0.001 redemption price.

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

Acquisition and Surrender of Additional Units of the Operating LLC, net: Effective January 1, 2011, Cohen & Company Inc. and the Operating LLC entered into a Unit Issuance and Surrender Agreement (the “UIS Agreement”), that was approved by the board of directors of Cohen & Company Inc. and the board of managers of the Operating LLC. In an effort to maintain a 1:10 ratio of Common Stock to the number units of membership interests  Cohen & Company Inc. holds in the Operating LLC, the UIS Agreement calls for the issuance of additional units of membership interests of the Operating LLC to Cohen & Company Inc. when Cohen & Company Inc. issues its Common Stock to employees under existing equity compensation plans. In certain cases, the UIS Agreement calls for Cohen & Company Inc. to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased by the Company.

During the three months ended March 31, 2020, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the amount of units surrendered (net of receipts) by Cohen & Company Inc.

Operating LLC
Membership Units
Units related to UIS Agreement	402,350
Total	402,350

The Company recognized a net decrease in additional paid in capital of $123 and a net increase in AOCI of $8 with an offsetting increase in non-controlling interest of $115 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the three months ended March 31, 2020 and 2019.

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Net income / (loss) attributable to Cohen & Company Inc.	$(3,102)	$(1,202)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company, Inc. paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	(123)	133
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$(3,225)	$(1,069)

Repurchases of Shares and Retirement of Treasury Stock

On March 19, 2018, the Company entered into a letter agreement (the “10b-5 Plan”) with Sandler O’Neill & Partners, L.P. (the “Agent”).  The 10b-5 Plan was in effect from March 19, 2018 until March 19, 2019 and was not renewed. Pursuant to the 10b5-1 Plan, the Agent agreed to use its commercially reasonable efforts to purchase , on the Company’s behalf, up to an aggregate maximum of $2,000 of Common Stock on any day that the NYSE American Stock Exchange was open for business.   Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and had to comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan was designed to comply with Rule 10b5-1 under the Exchange Act.

During the three months ended March 31, 2019, the Company repurchased 7,890 shares in the open market pursuant to the 10b5-1 Plan for a total purchase price of $65.

All of the repurchases noted above were completed using cash on hand.  The Company currently has no 10b5-1 Plan in place.

Non-Controlling Interest

Securities Purchase Agreement – Purchase of IMXI shares

On December 30, 2019 (the “SPA Effective Date”), the Company entered into the SPA, pursuant to which Daniel G. Cohen and the DGC Trust purchased (i) an aggregate of 22,429,541 newly issued units of membership interests in the Operating LLC (collectively, the “LLC Units”); and (ii) 22,429,541 newly issued, Series F Preferred Stock.

In consideration for the issuance of the LLC Units and Series F Preferred Stock, Daniel G. Cohen transferred to the Operating LLC 370,881 shares of common stock, par value $0.00001 per share (“IMXI Common Stock”), of International Money Express, Inc. (formerly FinTech Acquisition Corp. II) a Delaware corporation (“IMXI”), and the DGC Trust transferred to the Operating LLC an aggregate of 291,480 shares of IMXI common stock.  The aggregate number of IMXI shares transferred to the Operating LLC was 662,361, of which (a) 264,021 shares are subject to certain restrictions on transfer until the closing price per share of IMXI Common Stock (as reported by The Nasdaq Capital Market) exceeds $15.00 for any 20 trading days within a consecutive 30 trading day period or immediately upon certain change of control events involving IMXI, as set forth in the letter agreement, dated January 19, 2017 (the “Letter Agreement”), by and among IMXI, Daniel G. Cohen, the DGC Trust and the other parties named therein, and (b) 264,023 shares are subject to certain restrictions on transfer until the closing price per share of IMXI Common Stock (as reported by The Nasdaq Capital Market) exceeds $17.00 for any 20 trading days within a consecutive 30 trading day period or immediately upon certain change of control events involving IMXI, as set forth in the Letter Agreement.

The Company engaged a third-party valuation firm to value the 662,361 shares of IMXI common stock transferred to the Operating LLC.  The shares transferred by Daniel Cohen were valued at $4,351 and the shares transferred by the DGC Trust were valued at $3,428.  The Company accounted for this transaction by recording an increase of $7,779 in other investments, at fair value and a corresponding increase in the non-controlling interest.

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

Pursuant to the Amended and Restated Limited Liability Company Agreement of the Operating LLC, dated as of December 16, 2009, as amended (“LLC Agreement”), a holder of units of membership interests in the Operating Agreement, including the LLC Units, may cause the Operating LLC to redeem (each, a “Unit Redemption”) such units at any time for, at the Company’s option, (A) cash or (B) one share of Common Stock for every ten units of membership interests in the Operating LLC.

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

In addition, effective as of the SPA Effective Date, if the Company owns a number of units of membership interests in the Operating LLC representing less than a majority of the votes entitled to be cast at any meeting or any other circumstances upon which a vote, agreement, consent (including unanimous written consents) or other approval is sought from the holders of units of membership interests in the Operating LLC (each, a “Meeting”), then for so long as the Company owns a number of units of membership interests in the Operating LLC representing less than a majority of the votes entitled to be cast at any Meeting, Daniel G. Cohen and the DGC Trust have agreed to grant a voting proxy to the Company pursuant to which the Company may vote at any Meeting the number of units of membership interests in the Operating LLC owned by  Daniel G. Cohen and the DGC Trust necessary to give the Company a majority of the votes at such Meeting.  See note 24.

19. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.

As of March 31, 2020, JVB’s adjusted net capital was $56,517 which exceeded the minimum requirements by $55,632.

CCFEL, a subsidiary of the Company regulated by the Central Bank of Ireland (“CBI”), is subject to certain regulatory capital requirements in accordance with the Capital Requirements Regulation 575/2013 and applicable CBI requirements.  As of March 31, 2020, the total minimum required net capital was $945, and actual net capital in CCFEL was $2,194, which exceeded the minimum requirements by $1,249 and was in compliance with the net liquid capital provisions.

CCFL, a subsidiary of the Company and an entity regulated by the FCA, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of March 31, 2020, the total minimum required net liquid capital was $145, and net liquid capital in CCFL was $627, which exceeded the minimum requirements by $482 and was in compliance with the net liquid capital provisions.

20. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended March 31,
	2020	2019
Net income / (loss) attributable to Cohen & Company Inc.	$(3,102)	$(1,202)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	(8,523)	(622)
Add / (deduct): Adjustment (2)	966	53
Net income / (loss) on a fully converted basis	$(10,659)	$(1,771)

Weighted average common shares outstanding - Basic	1,146,879	1,133,166
Unrestricted Operating LLC membership units exchangeable into Cohen & Company, Inc. shares (1)	2,793,798	532,409
Weighted average common shares outstanding - Diluted (3)	3,940,677	1,665,575

Net income / (loss) per common share - Basic	$(2.70)	$(1.06)

Net income / (loss) per common share - Diluted	$(2.70)	$(1.06)

(1)

The Operating LLC units of membership interest not held by Cohen & Company Inc. (that is, those held by the non-controlling interest) may be redeemed and exchanged into shares of the Company on a ten-for-one basis. The Operating LLC units of membership interests not held by Cohen & Company Inc. are redeemable, at the member’s option at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the member’s redemption notice, or (ii) at the Company’s option, one tenth of a share of the Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Common Stock as a dividend or other distribution on the outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the  Common Stock. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per common share when the effect is not anti-dilutive using the if-converted method.
(2)

An adjustment is included because the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable, if the Operating LLC units of membership interests had been converted at the beginning of the period.

(3)	Potentially diluted securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2020	2019
2017 Convertible Note	1,034,483	1,034,483
2013 Convertible Notes	-	565,469
Restricted Common Stock	30,466	44,176
Restricted Operating LLC units	15,424	15,006
	1,080,373	1,659,134

21. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

The Company’s U.S. broker-dealer subsidiary, J.V.B. Financial Group, LLC is a party to litigation commenced on August 7, 2019, in the Supreme Court of the State of New York under the caption VA Management, LP v. Odeon Capital Group LLC; Janney Montgomery Scott LLC; C&Co/PrinceRidge LLC; and JVB Financial Group LLC.  The plaintiff, VA Management, LP (f/k/a Visium Asset Management, LP) (“Visium”), alleges that the defendants, as third-party broker-dealers, aided and abetted Visium’s portfolio managers’ breaches of their fiduciary duties by assisting in carrying out a fraudulent “mismarking scheme.”  Visium is seeking in excess of $1 billion in damages from the defendants including disgorgement of the compensation paid to Visium’s portfolio managers, restitution of and damages for the investigative and legal fees, administrative wind down costs, and regulatory penalties paid by Visium as a result of the “mismarking scheme,” direct and consequential damages for the destruction of Visium’s business, including lost profits and lost enterprise value, and attorneys’ fees and costs.  JVB filed a motion to dismiss the complaint in lieu of an answer on October 16, 2019.  Visium’s response to the motion was due on November 15, 2019 and JVB filed a reply brief on November 26, 2019.  On April 29, 2020, the Court issued a ruling denying the motions to dismiss filed by each of the defendants.  The Company intends to defend the action vigorously.

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

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended March 31, 2020

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$18,561	$-	$-	$18,561	$-	$18,561
Asset management	-	1,615	-	1,615	-	1,615
Principal transactions and other income	9	116	(2,531)	(2,406)	-	(2,406)
Total revenues	18,570	1,731	(2,531)	17,770	-	17,770
Salaries/Wages	11,910	1,117	-	13,027	1,107	14,134
Other Operating Expense	3,277	477	50	3,804	1,394	5,198
Impairment of goodwill	7,883	-	-	7,883	-	7,883
Total operating expenses	23,070	1,594	50	24,714	2,501	27,215
Operating income (loss)	(4,500)	137	(2,581)	(6,944)	(2,501)	(9,445)
Interest income (expense)	(75)	-	-	(75)	(2,530)	(2,605)
Income (loss) from equity method affiliates	-	200	(307)	(107)	-	(107)
Income (loss) before income taxes	(4,575)	337	(2,888)	(7,126)	(5,031)	(12,157)
Income tax expense (benefit)	-	-	-	-	(372)	(372)
Net income (loss)	(4,575)	337	(2,888)	(7,126)	(4,659)	(11,785)
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(8,683)	(8,683)
Net income (loss) attributable to Cohen & Company Inc.	$(4,575)	$337	$(2,888)	$(7,126)	$4,024	$(3,102)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$4	$1	$-	$5	$75	$80

SEGMENT INFORMATION
Statement of Operations Information
Three Months Ended March 31, 2019

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$8,724	$-	$-	$8,724	$-	$8,724
Asset management	-	2,002	-	2,002	-	2,002
Principal transactions and other income	1	97	316	414	-	414
Total revenues	8,725	2,099	316	11,140	-	11,140
Salaries/Wages	4,547	1,122	-	5,669	695	6,364
Other Operating Expense	2,911	693	100	3,704	1,140	4,844
Impairment of goodwill	-	-	-	-	-	-
Total operating expenses	7,458	1,815	100	9,373	1,835	11,208
Operating income (loss)	1,267	284	216	1,767	(1,835)	(68)
Interest (expense) income	(55)	-	-	(55)	(1,799)	(1,854)
Income (loss) from equity method affiliates	-	-	(8)	(8)	-	(8)
Income (loss) before income taxes	1,212	284	208	1,704	(3,634)	(1,930)
Income tax expense (benefit)	-	-	-	-	(106)	(106)
Net income (loss)	1,212	284	208	1,704	(3,528)	(1,824)
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(622)	(622)
Net income (loss) attributable to Cohen & Company Inc.	$1,212	$284	$208	$1,704	$(2,906)	$(1,202)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$5	$1	$-	$6	$75	$81

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

BALANCE SHEET DATA
As of March 31, 2020
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$6,564,241	$1,348	$15,873	$6,581,462	$15,078	$6,596,540

Included within total assets:
Investment in equity method affiliates	$-	$-	$5,789	$5,789	$	$5,789
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
December 31, 2019
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$7,968,491	$1,616	$18,689	$7,988,796	$12,828	$8,001,624

Included within total assets:
Investment in equity method affiliates	$-	$-	$3,799	$3,799	$-	$3,799
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended March 31,
	2020	2019
Total Revenues:
United States	$16,942	$10,082
Europe & Other	828	1,058
Total	$17,770	$11,140

Long-lived assets attributable to an individual country, other than the United States, are not material.

23. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $2,033 and $2,070 for the three months ended March 31, 2020 and 2019, respectively.

The Company paid income taxes of $4 and $4 for the three months ended March 31, 2020 and 2019, respectively. The Company received income tax refunds of $48 for the three months ended March 31, 2019.

For the three months ended March 31, 2020, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered units of membership interests the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $123, a net increase of $8 in AOCI, and a increase of $115 in non-controlling interest.  See note 18.

•

The investment return related to certain of the Company’s redeemable financial instruments was negative within certain quarterly periods.  According to the terms of those agreements, the redemption value of the instrument is reduced in those cases.  Accordingly, the Company recorded interest income and reduced the balance of redeemable financial instruments by $76. See note 16.

For the three months ended March 31, 2019, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered units of membership interests in the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $133, a net decrease of $14 in AOCI, and a decrease of $119 in non-controlling interest.  See note 18.

•

The investment return related to certain of the Company’s redeemable financial instruments was negative within certain quarterly periods.  According to the terms of those agreements, the redemption value of the instrument is reduced in those cases.  Accordingly, the Company recorded interest income and reduced the balance of redeemable financial instruments by $37.

•	The Company recognized an accrual of $335 in accounts payable and other accrued liabilities for dividends and distributions declared on March 6, 2019, which were paid after March 31, 2019.
•

On January 1, 2019, the Company recorded a right of use asset of $8,416 and a right of use liability of $8,860, a reduction in retained earnings from cumulative effect of adoption of $20, an increase in other receivables of $18, and a reduction in other liabilities of $406, resulting from the adoption of ASU 2016-02. See note 2.

24. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the three months ended March 31, 2020 and 2019. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repos with TBBK as its counterparty.  As of March 31, 2020 and December 31, 2019, the Company had no repos with TBBK.  For the three months ending March 31, 2020, and 2019, the Company incurred no interest expense related to repos with TBBK as its counterparty.

B. Daniel G. Cohen/Cohen Bros. Financial, LLC (“CBF”)/ EBC 2013 Family Trust (“EBC”)

On December 30, 2019, Daniel G.  Cohen contributed 370,881 shares of IMXI common stock to the Operating LLC.  In exchange for these shares, the Operating LLC issued 12,549,273 newly issued units of membership interests in the Operating LLC and 12,549,273 shares of newly issued Series F Preferred Stock.  The Company included the value of the IMXI common stock in other investments at fair value. See note 11.

In December 2019, the Company acquired a 45% interest in CK Capital Partners B.V. (“CK Capital”).  The Company purchased this interest for $18 (of which $17 was from an entity controlled by Daniel G. Cohen). In addition, the Company also acquired a 10% interest in Amersfoot Office Investment I Cooperatief U.A. (“AOI”), a real estate holding company, for $1 from entities controlled by Daniel G. Cohen. CK Capital is a private company incorporated in the Netherlands and provides asset and investment advisory services relating to real estate holdings. See note 11.

CBF has been identified as a related party because (i) CBF is a non-controlling interest holder of the Company and (ii) CBF is wholly owned by Daniel G. Cohen. On September 29, 2017, CBF also invested $8,000 of the $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Trust / CBF pursuant to the CBF Investment Agreement.   The Company incurred interest expense on this instrument, which is disclosed as part of interest expense incurred in the table at the end of this section.  In October 2019, a payment of $1,500 was made by the Company to CBF which reduced the redeemable financial instrument balance.  See notes 16 and 17.

EBC has been identified as a related party because Daniel G. Cohen is a trustee of EBC and has sole voting power with respect to all shares of the Company held by EBC. In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company.  The Company issued $2,400 in principal amount of the 2013 Convertible Notes and $1,600 of Common Stock to EBC. See note 20 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year

ended December 31, 2019.  On September 25, 2019, the 2013 Convertible Notes were amended and restated by the 2019 Senior Notes.   See note 17. The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at the end of this section.

C. The Edward E. Cohen IRA

On August 28, 2015, $4,386 in principal amount of the 2013 Convertible Notes originally issued to Mead Park Capital in September 2013 was purchased by the Edward E. Cohen IRA of which Edward E. Cohen is the benefactor.  Edward E. Cohen is the father of Daniel G. Cohen.  On September 25, 2019, the 2013 Convertible Notes were amended and restated by the 2019 Senior Notes. See note 17 for a description of amendments related to the 2019 Senior Notes and 2013 Convertible Notes.   The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tables at the end of this section. The 2019 Senior Notes were fully repaid on February 3, 2020.    See note 17 and note 20 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

D. JKD Investor

The JKD Investor is an entity owned by Jack J. DiMaio, the vice chairman of the board of directors and vice chairman of the Operating LLC’s board of managers, and his spouse.  On October 3, 2016, JKD Investor invested $6,000 in the Operating LLC.   Additional investments were made in January 2017 and January 2019 in the amounts of $1,000 and $1,268 respectively.  See note 16. The interest expense incurred on this investment is disclosed in the table at the end of this section.

On January 31, 2020, JKD Investor purchased $2,250 of the 2020 Senior Notes.  See note 17.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tale at the end of this section.

E. DGC Trust

DGC Trust was established by Daniel G. Cohen, chairman of the Company’s board of directors and chairman of the Operating LLC board of managers.  Daniel G. Cohen does not have any voting or dispositive control of securities held in the interest of the trust.  The Company considers DGC Trust a related party because it was established by Daniel G. Cohen.

On December 30, 2019, the DGC Trust contributed 291,480 shares of IMXI common stock with a fair value of $3,428 to the Operating LLC.  In exchange for these shares, the Operating LLC issued to the DGC Trust 9,880,268 newly issued units of membership interests in the Operating LLC and the Company issued to the DGC Trust 9,880,268 shares of newly issued Series F Preferred Stock.  The Company included the value of the shares of IMXI common stock in other investments, at fair value. See note 18.

In March 2017, the 2017 Convertible Note was issued to the DGC Trust.   The Company incurred interest expense on the 2017 Convertible Note, which is disclosed as part of interest expense incurred in the table at the end of this section.

On September 29, 2017, the DGC Trust  invested $2,000 of the $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC  Trust / CBF pursuant to the DGC Trust Investment Agreement.  See notes 19 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and note 16 herein.  Interest incurred on this instrument is disclosed in the tables at the end of this section.

F. FinTech Acquisition Corp. III

In December 2018, the Operating LLC entered into an agreement with FinTech Acquisition Corp. III whereby the Company will provide certain accounting and administrative services.  FinTech Acquisition Corp. III is considered a related party because Daniel G. Cohen is the chief executive officer of FinTech Acquisition Corp, III and Betsy Cohen is the chairman of the board of directors of FinTech Acquisition Corp. III.  Income earned on this arrangement is disclosed in the tables below.

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

SPAC Fund

The SPAC Fund is considered a related party because it is an equity method investment of the Company.   The Company has an investment in and a management contract with the SPAC Fund.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management in the tables below.  As of March 31, 2020, the Company owned 2.53% of the equity of the SPAC Fund.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management and are shown in the tables below.  As of March 31, 2020, the Company owned 4.66% of the equity of the U.S. Insurance JV.

Insurance SPAC

The Insurance SPAC is a related party as it is an equity method investment of the Sponsor Entities, which are consolidated by the Company.  As of March 31, 2020, the Sponsor Entities owned 26.5% of the equity in the Insurance SPAC. Income earned, or loss incurred on equity method investments is included in the tables below.  The Operating LLC and the Insurance SPAC entered into an administrative services agreement, dated March 19, 2019, pursuant to which the Operating LLC and the Insurance SPAC agreed that, commencing on the date that the Insurance SPAC’s securities were first listed on the Nasdaq Capital Market through the earlier of the Insurance SPAC’s consummation of a Business Combination and its liquidation, the Insurance SPAC will pay the Operating LLC $10 per month for certain office space, utilities, secretarial support, and administrative services.  Revenue earned by the Company from the administrative services agreement is included as part of principal transactions and other income in the tables below.  The Company agreed to lend the Insurance SPAC $750 for operating and acquisition related expenses.  No amounts have been lent to date under this facility.  See note 11.

CK Capital and AOI

CK Capital and AOI are related parties as they are equity method investments of the Company.  In December 2019, the Company acquired a 45% interest in CK Capital.  The Company purchased this interest for $18 (of which $17 was from an entity controlled by Daniel G. Cohen).  In addition, the Company also acquired a 10% interest AOI, a real estate holding company, for $1 from entities controlled by Daniel G. Cohen.  See Note 11.

The following tables display the routine transactions recognized in the statements of operations from the identified related parties that are described above.

	Related Party Transactions
	(Dollars in Thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net trading
TBBK	$-	$2

Asset management
EuroDekania	-	86
SPAC Fund	(47)	31
U.S. Insurance JV	90	80
	$43	$197
Principal transactions and other income
EuroDekania	-	291
FinTech Acquisition Corp.	3	3
Insurance SPAC	30	4
SPAC Fund	(59)	24
U.S. Insurance JV	(167)	39
	$(193)	$361
Income (loss) from equity method affiliates
AOI	(30)	-
CK Capital	230	-
Insurance SPAC	(307)	(8)
	$(107)	$(8)

Operating expense (income)
Duane Morris	319	101
FinTech Masala, LLC	(11)	(6)
	$308	$95
Interest expense (income)
CBF	528	119
DGC Trust	533	390
EBC	72	47
Edward E. Cohen IRA	48	87
JKD Investor	484	278
	$1,665	$921

The following related party transactions are non-routine and are not included in the tables above.

K.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $98 and $91 for the three months ended March 31, 2020, and 2019, respectively.

The Company leases office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio, Jr., the vice chairman of the Company’s board of directors.  The Company recorded $24 of rent expense related to this office space for the three months ended March 31, 2020 and 2019.

25. DUE FROM / DUE TO RELATED PARTIES

Amounts due to related parties related to redeemable financial instruments and outstanding debt are included as components of those balances in the consolidated balance sheets.  Also, interest or investment return owed on those balances are included as a component of accounts payable and other in the consolidated balance sheets.  Any investment made in an equity method affiliate for which the Company does not elect the fair value option is included as a component of investments in equity method affiliates in the consolidated balance sheets.  Any investment made in an equity method affiliate for which the Company elected the fair value option is included as a component of other investments, at fair value in the consolidated balance sheets.

The following table summarizes amounts due from / to related parties as of each date shown. These amounts may result from normal operating advances, employee advances, or from timing differences between the transactions disclosed in note 24 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	March 31, 2020	December 31, 2019
Employees & other	$411	$466
Due from related parties	$411	$466

26. SUBSEQUENT EVENTS

The Company has applied for and received a $2.2 million loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The Company has carefully considered the eligibility requirements for PPP loans as well as supplemental guidance regarding the PPP beyond the applicable statute issued from time to time by government agencies and certain government officials. The Company is eligible to receive a PPP loan because it has fewer than 100 employees. Further, although the Company is public and listed on the NYSE American stock exchange, the Company’s market capitalization is small, and the Company believes that it does not have access to the public capital markets at this time. In part due to the PPP loan, the Company does not anticipate any significant workforce reduction or reductions in compensation levels in the near future. However, the Company will continue to carefully monitor revenue levels to assess whether compensatory or other cost-cutting measures might be necessary.

 ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Cohen & Company Inc. and its majority owned subsidiaries (collectively, “we,” “us,” “our,” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

•

Asset Management:    Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of March 31, 2020, we had approximately $2.65 billion in assets under management (“AUM”) of which 79.1% was in CDOs. A substantial portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

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

A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.  We provide investment banking and advisory services in Europe through our subsidiary CCFEL and new issue services in the U.S. through our subsidiary JVB. Currently, our primary source of new issue revenue is from originating assets for our U.S. and European insurance asset management business.

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of March 31, 2020,  79.0% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

COVID 19 / Impairment of Goodwill

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. The spread of COVID-19 has caused significant volatility in domestic and international markets. There is on-going uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies.  While we cannot fully assess the impact COVID-19 will have on all of our operations at this time, there are certain impacts that we have identified:

•

The unprecedented volatility of the financial markets experienced in March 2020, has caused us to operate JVB at a lower level of leverage than prior to the pandemic.  Specifically, JVB has reduced the size of its GCF repo operations and the volume of its TBA trading.  We have determined that at our pre-pandemic levels in these businesses, we were exposed to a higher level of counterparty credit risk than we should have and were experiencing too much volatility in our available liquidity to conservatively meet capital requirements and margin calls in these businesses.  We expect JVB to operate at lower volumes in both these businesses for an indefinite period of time, which could unfavorably impact the operating profitability of JVB.

•

The financial market volatility, as well as the reduction in volumes in the GCF repo and TBA businesses, that resulted from COVID-19 required us to reassess the goodwill we had recorded related to JVB under the guidance of ASC 350.  We determined that the fair value of JVB was less than the carrying value (including the goodwill).  As a result, we recorded an impairment loss of $7,883 in the three months ended March 31, 2020.  See note 12.

•

We expect that our asset management segment will also be adversely impacted by the pandemic.  While it is difficult to determine the extent of the impact at this time, we expect that raising capital for new funds may become more challenging.  In addition, lower returns earned by funds will adversely impact our asset management fees and investors’ need for liquidity may result in reductions in AUM.

•

JVB’s mortgage group’s operations are centered on serving the financial needs of mortgage originators and institutions that invest in mortgage backed securities.  Prolonged high unemployment will most likely impact mortgage originations and demand for and supply of mortgage backed securities, which may have a significant unfavorable impact on the revenue earned by JVB’s mortgage group.

We will likely be impacted by the pandemic in other ways which we cannot yet determine.  We will continue to monitor market conditions and respond accordingly.  Subsequent to March 31, the Company has applied for and received a $2.2 million loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. See recent events below.

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

The 2020 Senior Notes

On January 31, 2020, the Operating LLC entered into a Note Purchase Agreement with  JKD Capital Partners I LTD, a New York corporation (“JKD Investor”), and RN Capital Solutions LLC, a Delaware limited liability company (“RNCS”).  The JKD Investor is owned by Jack DiMaio, the vice chairman of the Company’s board of directors and the Operating LLC’s board of managers, and his spouse.

Pursuant to the Note Purchase Agreement, JKD Investor and RNCS each purchased a Senior Promissory Note in the principal amount of $2,250 (for an aggregate investment of $4,500).  The Senior Promissory Notes bear interest at a fixed rate of 12% per annum and mature on January 31, 2022.  On February 3, 2020, pursuant to the Note Purchase Agreement, the Operating LLC used the proceeds received from the issuance of the Senior Promissory Notes to repay in full all amounts outstanding under the Senior Promissory Note, dated September 25, 2019, issued by the Company to Pensco Trust Company, Custodian fbo Edward E. Cohen IRA in the principal amount of $4,386 (the “Cohen IRA Note”).  The Cohen IRA Note is included as a portion of the 2019 Senior Notes outstanding as of December 31, 2019.  The Cohen IRA Note was fully paid and extinguished on February 3, 2020.  Subsequent to this repayment, $2,400 of the 2019 Senior Notes remain outstanding.  See note 17 to our financial statements included in this Quarterly Report on Form 10-Q.

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

On March 19, 2020, ViaNova received a notice of default from LegacyTexas Bank regarding the LegacyTexas Credit Facility, stating that ViaNova’s unrestricted cash balance was less than the amount required.  Also, on March 19, 2020, ViaNova received notice from LegacyTexas Bank that the Bank had suspended funding all “Alternative” loans for all of their clients, including the RTL loans that are the subject of the LegacyTexas Credit Facility with LegacyTexas Bank.  Since March 19, 2020 ViaNova has repaid all outstanding indebtedness under the Agreement.  ViaNova stopped acquiring new RTLs and does not intend to acquire any new RTLs in the future.  As of March 31, 2020, the Company had four RTLs   and several interest strips representing a par value of $3,034 and a fair value of $2,956, including the fair value of interest strips held.  These RTLs and interest strips are included as a component of investments-trading (see note 7).  The Company intends to opportunistically sell these loans if possible or allow them to mature.  The latest maturity date of the loans is January 9, 2021.   See note 4 to our financial statements included in this Quarterly Report on Form 10-Q.

Cares Act

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act includes significant business tax provisions that, among other things, include the removal of certain limitations on utilization of net operating losses, increase the loss carryback period for certain losses to five years, and increase the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. We do not expect the CARES Act to have a significant impact on our tax obligations.

Paycheck Protection Program

Subsequent to March 31, 2020, we applied for and received a $2.2 million loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. We have carefully considered the eligibility requirements for PPP loans as well as supplemental guidance regarding the PPP beyond the applicable statute issued from time to time by government agencies and certain government officials. We are eligible to receive a PPP loan because we have fewer than 100 employees. Further, although we are public and listed on the NYSE American stock exchange, our market capitalization is small, and we believe that we do not have access to the public capital markets at this time. In part due to the PPP loan, we do not anticipate any significant workforce reduction or reductions in compensation levels in the near future. However, we will continue to carefully monitor revenue levels to assess whether compensatory or other cost-cutting measures might be necessary.

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

 Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2020 and 2019.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,		Favorable / (Unfavorable)
	2020	2019	$ Change	% Change
Revenues
Net trading	$18,561	$8,724	$9,837	113%
Asset management	1,615	2,002	(387)	(19)%
Principal transactions and other income	(2,406)	414	(2,820)	(681)%
Total revenues	17,770	11,140	6,630	60%

Operating expenses
Compensation and benefits	14,134	6,364	(7,770)	(122)%
Business development, occupancy, equipment	756	811	55	7%
Subscriptions, clearing, and execution	2,580	2,273	(307)	(14)%
Professional fee and other operating	1,782	1,679	(103)	(6)%
Depreciation and amortization	80	81	1	1%
Impairment of goodwill	7,883	-	(7,883)	NM
Total operating expenses	27,215	11,208	(16,007)	(143)%

Operating income / (loss)	(9,445)	(68)	(9,377)	(13790)%

Non-operating income / (expense)

Interest expense, net	(2,605)	(1,854)	(751)	(41)%
Income / (loss) from equity method affiliates	(107)	(8)	(99)	(1238)%
Income / (loss) before income taxes	(12,157)	(1,930)	(10,227)	(530)%
Income tax expense / (benefit)	(372)	(106)	266	251%
Net income / (loss)	(11,785)	(1,824)	(9,961)	(546)%
Less: Net income (loss) attributable to the non-controlling interest	(8,683)	(622)	8,061	1296%
Net income / (loss) attributable to Cohen & Company Inc.	$(3,102)	$(1,202)	$(1,900)	(158)%

Revenues

Revenues increased by $6,630, or 60%, to $17,770 for the three months ended March 31, 2020 from $11,140 for the three months ended March 31, 2019. As discussed in more detail below, the change was comprised of (i) an increase of $9,837 in net trading revenue; (ii) a decrease of $387 in asset management revenue; and (iii) a decrease of $2,820 in principal transactions and other income.

Net Trading

Net trading revenue increased by $9,837, or 113%, to $18,561 for the three months ended March 31, 2020 from $8,724 for the three months ended March 31, 2019.     The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	Three Months Ended March 31,
	2020	2019	Change
Mortgage	$3,035	$1,108	$1,927
Matched book repo	6,868	1,294	5,574
High yield corporate	(1,996)	1,891	(3,887)
Investment grade corporate	9,958	255	9,703
Wholesale and other	696	4,176	(3,480)
Total	$18,561	$8,724	$9,837

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	As of March 31,		As of December 31,
	2020	2019	2019	2018
Company sponsored CDOs	$2,095,350	$2,305,798	$2,197,208	$2,386,614
Other Investment Vehicles (1)	555,823	469,511	559,382	465,665
Assets under management (2)	$2,651,173	$2,775,309	$2,756,590	$2,852,279

(1)	Other Investment Vehicles represent any investment vehicles that are not company sponsored CDOs.
(2)

In some cases, accounts we manage employ leverage.  In some cases, our fees are based on gross assets and in some cases on net assets.  AUM included herein is calculated using either the gross or net assets of each managed account or CDO based on whichever serves as the basis for our management fees.

(3)

Asset management fees decreased by $387, or 19%, to $1,615 for the three months ended March 31, 2020 from $2,002 for the three months ended March 31, 2019, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Three Months Ended March 31,
	2020	2019	Change
CDOs	$969	$950	$19
Other	646	1,052	(406)
Total	$1,615	$2,002	$(387)

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

Asset management fees from company sponsored CDOs increased by $19 to $969 for the three months ended March 31, 2020 from $950 for the three months ended March 31, 2019. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	Three Months Ended March 31,
	2020	2019	Change
TruPS and insurance company debt - U.S.	$768	$797	$(29)
TruPS and insurance company debt - Europe	97	109	(12)
Broadly syndicated loans - Europe	104	44	60
Total	$969	$950	$19

The reduction in asset management fees for TruPS and insurance company debt – U.S. was a result of average AUM declining due to principal repayments on the assets in these securitizations.

The reduction in asset management fees for TruPS and insurance company debt – Europe was a result a decline in AUM due to principal repayments on the assets in these securitizations as well as changes in foreign exchange rates.

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  During August 2019, this CLO liquidated.  The revenue earned in the three months ended March 31, 2020 represented a final portion of a contingent successful liquidation fee  earned and received by us.  No future revenue will be earned on this CLO.

Other

Other asset management revenue decreased by $406 to $646 for the three months ended March 31, 2020 from $1,052 for the three months ended March 31, 2019.   The decrease was primarily due to a reduction in performance fees being earned on our managed accounts during the three months ended March 31, 2020 as compared to the same period in 2019.

Principal Transactions and Other Income

Principal transactions and other income decreased by $2,820, or 681%, to ($2,406) for the three months ended March 31, 2020, as compared to $414 for the three months ended March 31, 2019.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Three Months Ended March 31,
	2020	2019	Change
EuroDekania	$-	$292	$(292)
Currency hedges	-	40	(40)
CLO investments	(525)	73	(598)
IMXI	(1,751)	(22)	(1,729)
U.S. Insurance JV	(167)	39	(206)
SPAC Funds	(59)	24	(83)
Other principal investments	(96)	(96)	-
Total principal transactions	(2,598)	350	(2,948)

IIFC revenue share	116	96	20
All other income / (loss)	76	(32)	108
Other income	192	64	128

Total principal transactions and other income	$(2,406)	$414	$(2,820)

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

The CLO investments represent investments in the most junior tranche of certain CLOs.  The average carrying value of our CLO investments for the three months ended March 31, 2020 was $2,319 as compared to $2,738 for the three months ended March 31, 2019.  These investments are carried at fair value.  See note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

IMXI represents unrestricted and restricted equity positions of International Money Express, Inc. (NASDAQ: IMXI), a publicly traded company that resulted from the merger of Intermex Holdings, LLC and FinTech Acquisition Corp. II.  See note 18.

The U.S. Insurance JV is a company that invests in debt issued by insurance companies and we carry our investment at its reported NAV.  Income recognized in each period is the result of changes in the underlying NAV of the fund as well as distributions received.  See notes 7 and 8.

The SPAC Fund primarily invests in the equity of SPACs and we carry our investment at its reported NAV.  Income recognized in each period is the result of changes in the underlying NAV of the SPAC Fund as well as distributions received. See notes 7 and 8.

Other Income

Other income increased by $128 to $192 for the three months ended March 31, 2020, as compared to $64 for the three months ended March 31, 2019. Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items.

The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned in excess of certain thresholds.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $2,832.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $16,007, or 143%, to $27,215 for the three months ended March 31, 2020 from $11,208 for the three months ended March 31, 2019. As discussed in more detail below, the change was comprised of (i) an increase of $7,770 in compensation and benefits; (ii) a decrease of $55 in business development, occupancy, and equipment; (iii) an increase of $307 in subscriptions, clearing, and execution; (iv) an increase of $103 of professional fee and other operating; (v) a decrease of $1 of depreciation and amortization; and (vi) impairment of goodwill of $7,883.

Compensation and Benefits

Compensation and benefits increased by $7,770, or 122%, to $14,134 for the three months ended March 31, 2020 from $6,364 for the three months ended March 31, 2019.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Three Months Ended March 31,
	2020	2019	Change
Cash compensation and benefits	$13,976	$6,192	$7,784
Equity-based compensation	158	172	(14)
Total	$14,134	$6,364	$7,770

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $7,784 to $13,976 for the three months ended March 31, 2020 from $6,192 for the three months ended March 31, 2019. Our total headcount increased from 88 at March 31, 2019 to 95 at March 31, 2020. Cash compensation and benefits as a percentage of revenue was 79% for the three months ended March 31, 2020, compared to 56% for the three months ended March 31, 2019. During the quarter ended March 31, 2020, the Company’s variable compensation structure had an outsized unfavorable impact on the percentage of revenue metric, due to the significant negative revenue recorded from realized and unrealized losses in certain trading books, totaling $5,107 and from principal transactions, totaling $2,598, with no corresponding reduction in variable compensation to offset the negative revenue.

Equity-based compensation decreased by $14 to $158 for the three months ended March 31, 2020 from $172 for the three months ended March 31, 2019.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $55, or 7%, to $756 for the three months ended March 31, 2020 from $811 for the three months ended March 31, 2019.  This was comprised of a decrease in business development of $51 and a decrease of occupancy and equipment of $4.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $307, or 14%, to $2,580 for the three months ended March 31, 2020 from $2,273 for the three months ended March 31, 2019.  The increase was comprised of an increase in subscriptions of $81 and an increase in clearing and execution costs of $226.  Clearing and execution costs increased primarily as a result of increased trading volumes.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $103, or 6%, to $1,782 for the three months ended March 31, 2020 from $1,679 for the three months ended March 31, 2019. The increase was comprised of an increase in professional fees of $91 and an increase in other operating expense of $12.

Depreciation and Amortization

Depreciation and amortization decreased by $1, or 1%, to $80 for the three months ended March 31, 2020 from $81 for the three months ended March 31, 2019.

Impairment of Goodwill

We determined the financial market volatility that resulted from COVID-19 was a triggering event that required us to reassess the goodwill we had recorded related to JVB under the guidance of ASC 350.  We determined that the fair value of JVB was less than its carrying value (including the goodwill).  As a result, we recorded an impairment of $7,883 in the three months ended March 31, 2020.  See note 12 in our financial statements included in this Quarterly Report on Form 10-Q.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $751, or 41%, to $2,605 for the three months ended March 31, 2020 from $1,854 for the three months ended March 31, 2019.

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended March 31,
	2020	2019	Change
Junior subordinated notes	$821	$880	$(59)
2020 Senior Notes	89	-	89
2013 Convertible Notes / 2019 Senior Notes	119	133	(14)
2017 Convertible Note	371	360	11
2018 FT LOC	152	92	60
Redeemable Financial Instrument - DGC Trust / CBF	690	148	542
Redeemable Financial Instrument - JKD Capital Partners I LTD	440	278	162
Redeemable Financial Instrument - ViaNova Capital Group, LLC	(77)	(37)	(40)
	$2,605	$1,854	$751

See notes 16 and 17 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $99 to ($107) for the three months ended March 31, 2020  from ($8) for the three months ended March 31, 2019.  See note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $266 to income tax expense / (benefit) of ($372) for the three months ended March 31, 2020 from ($106) for the three months ended March 31, 2019.  In the three months ended March 31, 2020, we estimated that we will incur a net operating loss in 2020 for U.S. income tax purposes.  Therefore, we expect to have additional net operating loss carryforwards available to offset a portion of our deferred tax liability in future years.  The reduction of the deferred tax liability is recorded as an income tax benefit.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended March 31, 2020 and 2019 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned by us.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended March 31, 2020

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.		Consolidated
Net income / (loss) before tax	$(11,850)	$(307)	$(12,157)	$		$(12,157)
Income tax expense / (benefit)	25		25		(397)	(372)
Net income / (loss) after tax	(11,875)	(307)	(12,182)		397	(11,785)
Other consolidated subsidiary non-controlling interest	-	(160)	(160)
Net income / (loss) attributable to the Operating LLC	(11,875)	(147)	(12,022)
Average effective Operating LLC non-controlling interest % (1)			70.90%
Operating LLC non-controlling interest			$(8,523)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended March 31, 2029

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$(1,922)	$(8)	$(1,930)	$-	$(1,930)
Income tax expense / (benefit)	8	-	8	(114)	(106)
Net income / (loss) after tax	(1,930)	(8)	(1,938)	114	(1,824)
Other consolidated subsidiary non-controlling interest	-	(4)	(4)
Net income / (loss) attributable to the Operating LLC	(1,930)	(4)	(1,934)
Average effective Operating LLC non-controlling interest % (1)			31.95%
Operating LLC non-controlling interest			$(618)

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

On August 2, 2019, we announced that we have decided to suspend our quarterly cash dividend. Suspending the $0.20 quarterly dividend is expected to save approximately $1,341 in cash annually. We currently intend to use the related annual cash savings to invest in new business initiatives and improve our financial position. Any future determination to declare and pay dividends will be made at the discretion of our board of directors, after taking into account a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing our indebtedness.  Going forward, the board of directors will re-assess our capital resources and may or may not determine to reinstate the dividend based on that assessment.

On March 19, 2018, the Company entered into a letter agreement (the “10b-5 Plan”) with Sandler O’Neill & Partners, L.P. (the “Agent”).   The 10b-5 Plan was in effect from March 19, 2018 until March 19, 2019 and was not renewed. Pursuant to the 10b5-1 Plan, the Agent agreed to use its commercially reasonable efforts to purchase , on the Company’s behalf, up to an aggregate maximum of $2,000 of Common Stock on any day that the NYSE American Stock Exchange was open for business.   Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and had to comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act.

During the three months ended March 31, 2019, we repurchased 7,890 shares in the open market under the 10b5-1 Plan for a total purchase price of $65.

All of the repurchases noted above were completed using cash on hand.

During the three months ended March 31, 2020:

•	We drew on the 2019 FT Revolver in the amount of $17,500.
•	We raised $4,500 in proceeds from issuance of the 2020 Senior Notes.
•	We repaid $4,386 of the 2019 Senior Notes.
•	We repaid $4,277 of the LegacyTexas Credit Facility.

During the three months ended March 31, 2019:

•	We raised $1,268 of proceeds from redeemable financial instruments
•	We raised $2,550 by issuing equity of the Sponsor Entities to third parties.

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

(6) To fund potential repurchases of Common Stock.  The Company has opportunistically repurchased Common Stock in private transactions as well as through its 10b5-1 Plan.  See note 17 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

As of March 31, 2020 and December 31, 2019, we maintained cash and cash equivalents of $85,454 and $8,304, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Three Month Ended March 31,
	2020	2019
Cash flow from operating activities	$64,470	$(9,270)
Cash flow from investing activities	30	888
Cash flow from financing activities	12,721	3,564
Effect of exchange rate on cash	(71)	(5)
Net cash flow	77,150	(4,823)
Cash and cash equivalents, beginning	8,304	14,106
Cash and cash equivalents, ending	$85,454	$9,283

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Three Months Ended March 31, 2020

As of March 31, 2020, our cash and cash equivalents were $85,454, representing an increase of $77,150 from December 31, 2019. The increase was attributable to cash provided by operating activities of $64,470, cash provided by investing activities of $30, cash provided by financing activities of $12,721, and the decrease in cash caused by the change in exchange rates of $71.

The cash provided by operating activities of $64,470 was comprised of (a) net cash inflows of $100,315 related to working capital fluctuations; (b) net cash outflows of  $34,964 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash outflows from other earnings items of $881 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, equity based compensation, depreciation and amortization, impairment of goodwill, and amortization of discount on debt).

As part of our matched book repo operations, we enter into reverse repos with counterparties whereby we lend money and receive securities as collateral.  In accordance with ASC 860, the collateral securities are not recorded in our consolidated balance sheets.  However, from time to time we will hold cash instead of securities as collateral for these transactions.  When we are provided cash as collateral for reverse repo transactions, we will make an entry to increase our cash and cash equivalents and to increase our other liabilities for the amount of cash received.  There are two main reasons we may receive collateral in the form of cash as opposed to securities.  First, when the value of the collateral securities we have in our possession decline, we will require the counterparty to provide us with additional collateral.  We will accept either cash or additional liquid securities.  Often, our counterparties will provide us with cash as they may not have liquid securities readily available.  Second, from time to time, our counterparties require a portion of the collateral securities in our possession returned to them for operating purposes.  In such instances, the counterparty may not have substitute liquid securities available and will often provide us with cash as collateral instead.  It is important to note that when we receive cash as collateral, it is temporary in nature and we have an obligation to return that cash when the counterparty provides substitute liquid securities as collateral or otherwise satisfies their associated reverse repo obligation.  We are generally required to return any cash collateral the same business day that we receive substitute securities.  The amount of cash we receive as collateral for our repo operations is volatile and therefore both our cash and cash equivalents balance and our cash provided by and used in operations are volatile as they are both impacted.

As of March 31, 2020, and December 31, 2019, we had counterparty cash collateral of $74,692 and $9,524, respectively, which were included in both our cash and cash equivalents and other liability balances, respectively.  Accordingly, included in our cash flow from operations of $64,470 during the three months ended March 31, 2020 is an inflow of $65,168 as a result of this increase in cash collateral held.  We have no legal or contractual obligation to segregate this cash collateral held and therefore it is included as a component of our cash and cash equivalents in our consolidated balance sheets.  However, it is not available for use in our general operations as we must stand ready at all times to return the collateral held immediately once the reverse repo counterparty provides substitute liquid securities.

The cash provided by investing activities of $30 was comprised of (a) $2,309 of cash received from sales and returns of principal from other investments, at fair value; partially offset by (b) $119 of cash used to purchase other investments, at fair value; (c) $2,097 of cash used for investments in equity method affiliates; and (d) $62 of cash used to purchase furniture and equipment.

The cash provided by financing activities of $12,721 was comprised of (a) $17,500 proceeds from the 2019 FT Revolver and (b) $4,500 in proceeds from issuance of the 2020 Senior Notes; partially offset by (c) $9,163 of repayment of debt, (d) $54 of cash used to net settle equity awards, and (e) $62 in cash used to pay dividends on vested shares.

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

Regulatory Capital Requirements

We have three subsidiaries that are licensed securities dealers: JVB in the United States, CCFL in the United Kingdom, and CCFEL in Ireland. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. Our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA and our Ireland-based subsidiary, CCFEL, is subject to the regulatory supervision and requirements of the CBI.  The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at March 31, 2020 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)
United States	$885
Europe	1,090
Total	$1,975

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at March 31, 2020, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $59,338. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Restrictions of Distributions of Capital from JVB

As of March 31, 2020, our total equity on a consolidated basis was $36,913.  However, the total equity of JVB was $93,271.  Therefore, all of our other subsidiaries and Cohen & Company, Inc. on a stand-alone basis have an equity deficit of $56,358.  Furthermore, during the three months ended March 31, 2020, JVB generated income before income tax expense of $2,666 while our consolidated net loss was $11,785 (including goodwill impairment of $7,883).  Therefore, all of our other subsidiaries and Cohen & Company, Inc. on a stand-alone basis had a combined net loss before of $14,451 (including goodwill impairment of $7,883 recorded outside of JVB) for the three months ended March 31, 2020.  We are dependent on taking distributions of income (and potentially returns of capital) from JVB to satisfy the cash needs as a result of the loss incurred outside of JVB or to satisfy other obligations that come due outside of JVB.  However, we are subject to significant limitations on our ability to make distributions from JVB.  These limitations include limitations imposed by FINRA under rule 15c3-1 (described immediately above) and limitations under our line of credit with FT Bank (see note 17 to our consolidated financial statements included in this Quarterly Report on Form 10-Q).  Furthermore, counterparties to JVB have their own internal counterparty credit requirements.  The specific requirements are not generally shared with us.  However, if we take too much in capital distributions from JVB (beyond its net income), we may not be able to trade with certain counterparties which may cause JVB’s operations to deteriorate.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the three months ended March 31, 2020 and the twelve months ended December 31, 2019 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Three Months Ended March 31, 2020	For the Twelve Months Ended December 31, 2019
Receivables under resale agreements
Period end	$6,014,438	$7,500,002
Monthly average	7,723,250	6,458,757
Maximum month end	8,945,403	7,500,002
Securities sold under agreements to repurchase
Period end	$6,066,372	$7,534,443
Monthly average	7,763,221	6,501,691
Maximum month end	8,960,197	7,534,443

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

Debt Financing

The following table summarizes the Company’s long-term indebtedness and other financing outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

Description	As of March 31, 2020	As of December 31, 2019	Interest Rate Terms	Interest (4)	Maturity
Non-convertible debt:
12.00% senior notes (the "2020 Senior Notes")	$4,500	$-	Fixed	12.00%	January 2022
12.00% senior notes (the "2019 Senior Notes")	2,400	6,786	Fixed	12.00%	September 2020 (1)
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	15,000	15,000	Fixed	8.00%	March 2022 (2)
Less unamortized debt issuance costs	(631)	(703)
	14,369	14,297
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	5.77%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	5.52%	March 2035
Less unamortized discount	(25,030)	(25,124)
	23,095	23,001
FT Financial Bank, N.A. Credit Facility	17,500	-	Variable	N/A	April 2021
LegacyTexas Credit Facility	-	4,777	Variable	N/A	NA
Total	$61,864	$48,861

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

(2)     The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount at any time prior to maturity into units of membership interests of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of membership interests of the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Cohen & Company Inc. common stock, par value $0.01 per share (“Common Stock”) on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units of membership interests and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.  See note 20 to our Annual Report on Form 10-K for the year ended December 31, 2019.

(3)The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.    When factoring in the discount, the yield to maturity of the junior subordinated notes as of March 31, 2020 on a combined basis is 15.04% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(4)Represents the interest rate in effect as of the last day of the reporting period.

See note 17 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

Redeemable Financial Instruments

We had the following sources of financing that we account for as redeemable financial instruments.  See note 16 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in thousands)

	As of March 31, 2020	As of December 31, 2019
JKD Capital Partners I LTD	$7,957	$7,957
DGC Trust / CBF	8,500	8,500
ViaNova Capital Group LLC	450	526
Total	$16,907	$16,983

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 14 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of March 31, 2020.

Contractual Obligations

The table below summarizes our significant contractual obligations as of March 31, 2020 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 2017 Convertible Note is not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements.

CONTRACTUAL OBLIGATIONS
March 31, 2020
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$8,993	$1,321	$1,876	$1,947	$3,849
Maturity of 2020 Senior Notes	4,500		4,500
Interest on 2020 Senior Notes	993	540	453
Maturity of 2019 Senior Notes	2,400	2,400	-	-	-
Interest on 2019 Senior Notes	140	140	-	-	-
Maturity of 2017 Convertible Note (1)	15,000	-	15,000	-	-
Interest on 2017 Convertible Note (1)	2,631	1,204	1,427	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	44,971	2,728	5,455	8,183	28,605
Redeemable Financial Instrument - JKD Capital Partners 1 (3)	7,957	7,957	-	-	-
Redeemable Financial Instrument - DGC Trust / CBF (3)	8,500	8,500	-	-	-
Redeemable Financial Instrument - ViaNova (3)	450	450	-	-	-
Minimum variable payment due on Redeemable Financial Instruments (4)	159	159	-	-	-
Other Operating Obligations (5)	4,553	2,389	1,833	331	-
	$149,372	$27,788	$30,544	$10,461	$80,579

(1)	Assumes the 2017 Convertible Note is not converted prior to maturity.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 5.77% (based on a 90-day LIBOR rate in effect as of March 31, 2020 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 5.52% (based on a 90-day LIBOR rate in effect as of March 31, 2020 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes. This ASU is intended to simplify accounting for income taxes. It removes specific exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application.  This ASU is effective for fiscal years beginning after December 15, 2020 and interim period with those fiscal years We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01,  Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint  Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.  This ASU clarifies accounting certain topics impacted by Topic 321 Investments-Equity Securities. These topics include measuring equity securities using the measurement alternative, how the measurement alternative should be applied to equity method accounting, and certain forward contracts and purchased options which would be accounted for under the equity method of accounting upon settlement or exercise. This ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  We are currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended March 31, 2020, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842).  Effective January 1, 2019, we recorded the following: (a) a right of use asset of $8,416 (b) a lease commitment liability of $8,860 (c) a reduction in retained earnings from cumulative effect of adoption of $20 (d) an increase in other receivables of $18 and (e) a reduction in other liabilities of $406.  See notes 3 and 13 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of March 31, 2020, we would incur a loss of $3,563 if the yield curve rises 100 bps across all maturities and a gain of $3,552 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of March 31, 2020, our equity price sensitivity was $556 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of March 31, 2020, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $656. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,241 as of March 31, 2020.

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

In our gestation repo business, we will generally ensure that the maturity date of each reverse repurchase agreement matches the maturity date of the matched repurchase agreement.  However, in our GCF repo business, we may enter into a reverse repurchase agreement with a longer term than the matched repurchase agreement. When the maturity dates of the matched agreements are not the same, we are exposed to two risks:

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2020. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Incorporated by reference to the headings titled “Legal and Regulatory Proceedings” in note 20 to the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2019.

The effects of the outbreak of the novel coronavirus (“COVID-19”) have negatively affected the global economy, the United States economy and the global financial markets, and may disrupt our operations and our clients’ and counterparties’ operations, which could have an adverse effect on our business, financial condition and results of operations.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of individuals infected with COVID-19. All states have declared states of emergency. Similar impacts have been experienced in every country in which we do business. Impacts to our business could be widespread and global, and material impacts may be possible, including the following:

•	Our employees contracting COVID-19;
•	Reductions in our operating effectiveness as our employees work from home or disaster-recovery locations;
•	Unavailability of key personnel necessary to conduct our business activities;
•	Unprecedented volatility in global financial markets;
•	Reductions in revenue across our operating businesses;
•	Closure of our offices or the offices of our clients; and
•	De-globalization.

While the Company cannot fully assess the impact COVID-19 will have on all of its operations, at this time, there are certain impacts that the Company has identified:

•

The unprecedented volatility of the financial markets experienced in March 2020, has caused the Company to operate JVB, the Company’s wholly owned U.S. broker-dealer subsidiary, at a lower level of leverage than prior to the pandemic. Specifically, the Company has reduced the size of its GCF repo operations and the volume of its TBA trading. The Company determined that at its pre-pandemic levels in these businesses, it was exposed to a high level of counterparty credit risk and was experiencing too much volatility in its available liquidity to meet capital requirements and margin calls in these businesses. The Company expects to operate at lower volumes in both these businesses for a significant period of time, which will impact the operating profitability of JVB.

•

The financial market volatility, as well as the reduction in volumes in the GCF repo and TBA businesses, that resulted from COVID-19 required the Company to reassess the goodwill it had recorded related to JVB. The Company determined that the fair value of JVB was less than the carrying value (including the goodwill). As a result, the Company recorded an impairment loss of $7.9 million in the three months ended March 31, 2020.

•

The Company expects that its asset management segment will also be adversely impacted by the pandemic.  While it is difficult to determine the extent of the impact at this time, the Company expects that raising capital for new funds may become more challenging.  In addition, lower returns earned by funds will adversely impact the Company’s asset management fees, and investors’ need for liquidity may result in reductions in assets under management.

•

The Company’s mortgage group’s operations are centered on serving the financial needs of mortgage originators and institutions that invest in mortgage backed securities. Prolonged high unemployment will most likely impact mortgage originations and demand for and supply of mortgage backed securities, which may have a significant impact on the revenue earned by JVB’s mortgage group.
•

The Company has taken decisive actions to protect employees and mitigate the impact of COVID-19, including transitioning employees to remote work and limiting onsite presence.  To date, the Company has been able to avoid layoffs and furloughs of employees.

As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.

The further spread of the COVID-19 outbreak may materially disrupt banking and other financial activity generally and in the areas in which we operate. This would likely result in a decline in demand for our products and services, which would negatively impact our liquidity position and our business strategies. Any one or more of these developments could have a material adverse effect on our and our consolidated subsidiaries’ business, operations, consolidated financial condition, and consolidated results of operations.

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses.

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFEL is regulated by the CBI in Ireland, and CCFL is regulated by the FCA in the United Kingdom and must maintain certain minimum levels of capital. See note 19 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

None.

Item  6.Exhibits

Exhibit No.	Description
4.1

Section 382 Rights Agreement, dated as of March 10, 2020, between Cohen & Company Inc. and Computershare Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2020)

10.1

Note Purchase Agreement, dated as of January 31, 2020, by and among Cohen & Company, LLC, JKD Capital Partners I LTD and RN Capital Solutions LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2020).

10.2

Senior Promissory Note, dated January 31, 2020, issued by Cohen & Company, LLC to JKD Capital Partners I LTD in the aggregate principal amount of $2,250,000 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2020).

10.3

Senior Promissory Note, dated January 31, 2020, issued by Cohen & Company, LLC to RN Capital Solutions LLC in the aggregate principal amount of $2,250,000 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2020).

10.4	Cohen & Company Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2020).

10.5	Cohen & Company Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2020).

10.6

U.S. Small Business Association Note, dated May 4, 2020, issued by Cohen & Company, LLC to Fifth Third Bank, National Association, in the aggregate principal amount of $2,165,600 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2020).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2020 and 2019, (iii) the Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN

Lester R. Brafman
Date: May 8, 2020		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.

Joseph W. Pooler, Jr.
Date: May 8, 2020		Executive Vice President, Chief Financial Officer, and Treasurer