Form 10-Q
period 2020-06-30
Cohen & Co Inc.
filed 2020-08-07
CIK 1270436

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 31, 2020, there were 1,246,710, shares of common stock ($0.01 par value per share) of Cohen & Company Inc. (“Common Stock”) outstanding.

Cohen & Company Inc.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2020

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

These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

●	integration of operations;
●	business strategies;
●	growth opportunities;
●	competitive position;
●	market outlook;
●	expected financial position;
●	expected results of operations;
●	future cash flows;
●	financing plans;
●	plans and objectives of management;
●	tax treatment of the business combinations;
●	Insurance Acquisition Corporation (Nasdaq: INSU) and the potential merger of its subsidiary, IAC Merger Sub, Inc., and Shift Technologies, Inc., a Delaware corporation ("Shift");
●	fair value of assets; and
●	any other statements regarding future growth, future cash needs, future operations, business plans, future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Actual results may differ materially as a result of various factors, some of which are outside our control, including the following:

●	a decline in general economic conditions or the global financial markets;
●	losses or reductions in business volume due to impact of the COVID-19 pandemic;
●	losses caused by financial or other problems experienced by third parties;
●	losses due to unidentified or unanticipated risks;
●	losses (whether realized or unrealized) on our principal investments;
●

a lack of liquidity, i.e., ready access to funds for use in our businesses, including the availability of securities financing from our clearing agency and the Fixed Income Clearing Corporation the (“FICC”); or the availability of financing at prohibitive  rates;

●	the ability to attract and retain personnel;
●	the ability to meet regulatory capital requirements administered by federal agencies;
●	an inability to generate incremental income from acquired, newly established or expanded businesses;
●	unanticipated market closures due to inclement weather or other disasters;
●	the volume of trading in securities including collateralized securities transactions;
●	the liquidity in capital markets;
●	the creditworthiness of our correspondents, trading counterparties, and banking and margin customers;
●	changing interest rates and their impacts on U.S. residential mortgage volumes;
●	competitive conditions in each of our business segments;
●	the availability of borrowings under credit lines, credit agreements, warehouse agreements, and our credit facilities;
●	our continued membership in the FICC;
●	the potential misconduct or errors by our employees or by entities with whom we conduct business; and
●	the potential for litigation and other regulatory liability.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2020
	(unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$235,018	$8,304
Receivables from brokers, dealers, and clearing agencies	69,996	96,132
Due from related parties	773	466
Other receivables	4,723	46,625
Investments-trading	237,541	307,852
Other investments, at fair value	9,693	14,864
Receivables under resale agreements	5,504,667	7,500,002
Investments in equity method affiliates	4,556	3,799
Goodwill	109	7,992
Right-of-use asset - operating leases	6,583	7,155
Other assets	3,023	8,433
Total assets	$6,076,682	$8,001,624

Liabilities
Payables to brokers, dealers, and clearing agencies	$121,458	$241,261
Accounts payable and other liabilities	227,022	20,295
Accrued compensation	7,402	4,046
Trading securities sold, not yet purchased	66,156	77,947
Securities sold under agreements to repurchase	5,524,758	7,534,443
Deferred income taxes	1,329	1,339
Lease liability - operating leases	7,091	7,693
Redeemable financial instruments	16,878	16,983
Debt	64,209	48,861
Total liabilities	6,036,303	7,952,868

Commitments and contingencies (See note 21)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 60,000,000 shares authorized, 27,413,098 shares issued and outstanding, respectively	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,246,710 and 1,193,624 shares issued and outstanding, respectively, including 86,566 and 73,715 unvested or restricted share awards, respectively	12	12
Additional paid-in capital	68,669	68,714
Accumulated other comprehensive loss	(925)	(915)
Accumulated deficit	(36,782)	(34,519)
Total stockholders' equity	31,001	33,319
Non-controlling interest	9,378	15,437
Total equity	40,379	48,756
Total liabilities and equity	$6,076,682	$8,001,624

(

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Net trading	$20,006	$8,670	$38,567	$17,394
Asset management	1,692	1,745	3,307	3,747
Principal transactions and other income	2,421	754	15	1,168
Total revenues	24,119	11,169	41,889	22,309

Operating expenses
Compensation and benefits	11,324	6,432	25,458	12,796
Business development, occupancy, equipment	640	895	1,396	1,706
Subscriptions, clearing, and execution	2,548	2,056	5,128	4,329
Professional fee and other operating	1,597	1,190	3,379	2,869
Depreciation and amortization	84	78	164	159
Impairment of goodwill	-	-	7,883	-
Total operating expenses	16,193	10,651	43,408	21,859

Operating income (loss)	7,926	518	(1,519)	450

Non-operating income (expense)
Interest expense, net	(3,081)	(1,939)	(5,686)	(3,793)
Income (loss) from equity method affiliates	(1,233)	(248)	(1,340)	(256)
Income (loss) before income tax expense (benefit)	3,612	(1,669)	(8,545)	(3,599)
Income tax expense (benefit)	343	(641)	(29)	(747)
Net income (loss)	3,269	(1,028)	(8,516)	(2,852)
Less: Net income (loss) attributable to the non-controlling interest	2,368	(618)	(6,315)	(1,240)
Net income (loss) attributable to Cohen & Company Inc.	$901	$(410)	$(2,201)	$(1,612)
Income (loss) per share data (see note 20)
Income (loss) per common share-basic:
Basic income (loss) per common share	$0.78	$(0.36)	$(1.91)	$(1.42)
Weighted average shares outstanding-basic	1,160,144	1,143,909	1,153,512	1,138,538
Income (loss) per common share-diluted:
Diluted income (loss) per common share	$0.69	$(0.36)	$(1.92)	$(1.42)
Weighted average shares outstanding-diluted	5,020,453	1,676,318	3,951,843	1,670,947

Dividends declared per common share	$-	$0.20	$-	$0.40

Comprehensive income (loss)
Net income (loss)	$3,269	$(1,028)	$(8,516)	$(2,852)
Other comprehensive income (loss) item:
Foreign currency translation adjustments, net of tax of $0	37	16	(63)	25
Other comprehensive income (loss), net of tax of $0	37	16	(63)	25
Comprehensive income (loss)	3,306	(1,012)	(8,579)	(2,827)
Less: comprehensive income (loss) attributable to the non-controlling interest	2,394	(614)	(6,360)	(1,233)
Comprehensive income (loss) attributable to Cohen & Company Inc.	$912	$(398)	$(2,219)	$(1,594)

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Six Months Ended June 30, 2020
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Preferred Stock	Common Stock	Paid-In Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2019	$27	$12	$68,714	$(34,519)	$(915)	$33,319	$15,437	$48,756
Net loss	-	-	-	(3,102)	-	(3,102)	(8,683)	(11,785)
Other comprehensive income / (loss)	-	-	-	-	(29)	(29)	(71)	(100)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(123)	-	8	(115)	115	-
Equity-based compensation and vesting of shares	-	-	46	-	-	46	112	158
Shares withheld for employee taxes	-	-	(15)	-	-	(15)	(39)	(54)
Dividends/Distributions	-	-	-	(62)	-	(62)	-	(62)
March 31, 2020	$27	$12	$68,622	$(37,683)	$(936)	$30,042	$6,871	$36,913
Net income	-	-	-	901	-	901	2,368	3,269
Other comprehensive income / (loss)	-	-	-	-	11	11	26	37
Equity-based compensation and vesting of shares	-	-	47	-	-	47	113	160
June 30, 2020	$27	$12	$68,669	$(36,782)	$(925)	$31,001	$9,378	$40,379

	Cohen & Company Inc.
	Six Months Ended June 30, 2019
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Preferred Stock	Common Stock	Paid-In Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2018	$5	$12	$68,591	$(31,926)	$(908)	$35,774	$6,664	$42,438
Net loss	-	-	-	(1,202)	-	(1,202)	(622)	(1,824)
Other comprehensive income	-	-	-	-	6	6	3	9
Cumulative effect adjustment - adoption of ASU 2016-02	-	-	-	(20)	-	(20)	-	(20)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	133	-	(14)	119	(119)	-
Equity-based compensation and vesting of shares	-	-	117	-	-	117	55	172
Shares withheld for employee taxes	-	-	(87)	-	-	(87)	(41)	(128)
Purchase and retirement of Common Stock	-	-	(65)	-	-	(65)	-	(65)
Investment in non-controlling interest	-	-	-	-	-	-	2,550	2,550
Dividends/Distributions	-	-	-	(290)	-	(290)	(106)	(396)
March 31, 2019	$5	$12	$68,689	$(33,438)	$(916)	$34,352	$8,384	$42,736
Net loss	-	-	-	(410)	-	(410)	(618)	(1,028)
Other comprehensive income	-	-	-	-	12	12	4	16
Equity-based compensation and vesting of shares	-	-	130	-	-	130	62	192
Dividends/Distributions	-	-	-	(229)	-	(229)	(108)	(337)
June 30, 2019	$5	$12	$68,819	$(34,077)	$(904)	$33,855	$7,724	$41,579

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income (loss)	$(8,516)	$(2,852)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	318	363
Accretion of income on other investments, at fair value	(124)	(198)
Realized loss (gain) on other investments, at fair value	697	(567)
Change in unrealized (gain) loss on other investments, at fair value	(242)	(172)
(Income) / loss from equity method affiliates	1,340	256
Depreciation and amortization	164	159
Impairment of goodwill	7,883	-
Amortization of discount on debt	345	256
Deferred tax provision (benefit)	(10)	(747)
Change in operating assets and liabilities, net:
Change in receivables from / payables to brokers, dealers, and clearing agencies	(93,667)	(69,218)
Change in receivables from / payables to related parties, net	(307)	298
(Increase) decrease in other receivables	41,902	4,819
(Increase) decrease in investments-trading	70,311	63,285
(Increase) decrease in receivables under resale agreement	1,995,335	1,577,409
(Increase) decrease in other assets	5,934	(783)
Increase (decrease) in accounts payable and other liabilities	205,982	1,061
Increase (decrease) in accrued compensation	3,356	(2,499)
Increase (decrease) in trading securities sold, not yet purchased	(11,791)	(12,486)
(Increase) decrease in securities sold under agreement to repurchase	(2,009,685)	(1,566,997)
Net cash provided by (used in) operating activities	209,225	(8,613)
Investing activities
Purchase of other investments, at fair value	(119)	(705)
Sales and returns of principal-other investments, at fair value	4,959	8,008
Investment in equity method affiliate	(2,097)	(3,775)
Purchase of furniture, equipment, and leasehold improvements	(116)	(28)
Net cash provided by (used in) investing activities	2,627	3,500
Financing activities
Proceeds from draws on revolving credit facility	17,500	1,210
Proceeds from PPP loan	2,166	-
Proceeds from non-convertible debt	4,500	-
Repayment of debt	(9,163)	-
Proceeds from redeemable financial instruments	-	1,268
Cash used to net share settle equity awards	(54)	(128)
Purchase and retirement of Common Stock	-	(65)
Proceeds from non-controlling interest investment	-	2,550
Non-controlling interest distributions	-	(213)
Cohen & Company Inc. dividends	(62)	(519)
Net cash provided by (used in) financing activities	14,887	4,103
Effect of exchange rate on cash	(25)	(19)
Net increase (decrease) in cash and cash equivalents	226,714	(1,029)
Cash and cash equivalents, beginning of period	8,304	14,106
Cash and cash equivalents, end of period	$235,018	$13,077

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

From its formation until December 16, 2009, Cohen Brothers operated as a privately-owned limited liability company. On December 16, 2009, Cohen Brothers completed its merger (the “AFN Merger”) with a subsidiary of Alesco Financial Inc. (“AFN”), a publicly traded real estate investment trust.

As a result of the AFN Merger, AFN contributed substantially all of its assets into Cohen Brothers in exchange for newly issued units of membership interests directly from Cohen Brothers. In addition, AFN received additional Cohen Brothers membership interests directly from its members in exchange for AFN common stock. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the AFN Merger was accounted for as a reverse acquisition, and Cohen Brothers was deemed to be the accounting acquirer. As a result, all of AFN’s assets and liabilities were required to be revalued at fair value as of the acquisition date. The remaining units of membership interests of Cohen Brothers that were not held by AFN were included as a component of non-controlling interest in the consolidated balance sheets.

Subsequent to the AFN Merger, AFN was renamed Cohen & Company Inc. In January 2011, it was renamed again as Institutional Financial Markets, Inc. (“IFMI”) and on September 1, 2017 it was renamed again as Cohen & Company Inc.  Effective January 1, 2010, the Company ceased to qualify as a REIT.

The Company

The Company is a financial services company specializing in fixed income markets. As of June 30, 2020, the Company had $2.63 billion in assets under management (“AUM”) of which 78.2%, or $2.06 billion, was in collateralized debt obligations (“CDOs”). The remaining portion of AUM is from a diversified mix of Investment Vehicles (as defined herein).

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

●

Trading activities of the Company, which include execution and brokerage services, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities and derivatives classified as trading;

●	Net interest income on the Company’s matched book repo financing activities; and
●

New issue and advisory revenue comprised primarily of (i) new issue revenue associated with originating, arranging, or placing newly created financial instruments and (ii) revenue from advisory services.

Asset Management

●

Asset management fees for the Company’s on-going asset management services provided to certain Investment Vehicles, which may include fees both senior and subordinate to the securities in the Investment Vehicle, and incentive management fees earned based on the performance of the various Investment Vehicles.

Principal Investing

●	Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value.

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the six months ended June 30, 2020 and 2019 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles  – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment. The amendments in this ASU eliminate Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The Company adopted the provisions of ASU 2017-04, effective January 1, 2020.  The Company recorded an impairment of goodwill for the six months ended June 30, 2020.  See note 12.  This impairment charge was not the result of the adoption of ASU 2017-04.

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

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic (718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements– Share-Based Consideration Payable to a Customer.  This ASU requires companies to measure and classify (on the balance sheet) share-based payments to customers by applying the guidance in Topic 718, Compensation—Stock Compensation.  As a result, the amount recorded as a reduction in revenue would be measured based on the grant-date fair value of the share-based payment. The Company’s adoption of the provisions of ASU 2019-08, effective January 1, 2020 did not have an effect on the Company’s consolidated financial statements.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the debt was assumed in the AFN Merger and recorded at fair value as of that date. As of June 30, 2020, and December 31, 2019, the fair value of the Company’s debt was estimated to be $67,571 and $58,635, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the value hierarchy.

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

4. OTHER RECENT BUSINESS TRANSACTIONS OR EVENTS

Insurance Acquisition Corporation ("Insurance SPAC")

The Company is the sponsor of Insurance Acquisition Corporation (Nasdaq: INSU) (“Insurance SPAC”), a blank check company that is seeking to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (each, a “Business Combination”).

On March 22, 2019, Insurance SPAC completed the sale of 15,065,000 units (the “SPAC Units”) in its initial public offering (the “IPO”), including the underwriters’ over-allotment option. Each SPAC Unit consists of one share of Insurance SPAC’s Class A common stock, par value $0.0001 per share (“IAC Common Stock”), and one-half of one warrant (each, a “SPAC Warrant”), where each whole SPAC Warrant entitles the holder to purchase one share of IAC Common Stock for $11.50 per share. The SPAC Units were sold in the IPO at an offering price of $10.00 per SPAC Unit, for gross proceeds of $150.7 million (before underwriting discounts and commissions and offering expenses). Pursuant to the underwriting agreement in the IPO, Insurance SPAC granted the underwriters in the IPO (the “Underwriters”) a 45-day option to purchase up to 1,965,000 additional SPAC Units solely to cover over-allotments, if any (the “Over-Allotment Option”).  On March 22, 2019, the Underwriters exercised the Over-Allotment Option in full. Immediately following the completion of the IPO, there were an aggregate of 20,653,333 shares of IAC Common Stock issued and outstanding.

If Insurance SPAC fails to consummate a Business Combination within the first 18 months following the IPO, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets unless an extension is approved by its shareholders.

The Operating LLC is the manager and a member of each of two entities: Insurance Acquisition Sponsor, LLC and Dioptra Advisors, LLC (together, the “Sponsor Entities”). Insurance Acquisition Sponsor, LLC purchased 375,000 of Insurance SPAC’s placement units in a private placement that occurred simultaneously with the IPO for an aggregate purchase price of $3,750, or $10.00 per placement unit.  Each placement unit consists of one share of IAC Common Stock and one-half of one warrant (the “Placement Warrant”).  The placement units are identical to the SPAC Units sold in the IPO except (i) the shares of IAC Common Stock issued as part of the placement units and the Placement Warrants will not be redeemable by Insurance SPAC, (ii) the Placement Warrants may be exercised by the holders on a cashless basis, (iii) the shares of IAC Common Stock issued as part of the placement units, together with the Placement Warrants, are entitled to certain registration rights, and (iv) for so long as they are held by the IPO underwriter, the placement units will not be exercisable more than five years following the effective date of the registration statement filed by Insurance SPAC in connection with the IPO. Subject to certain limited exceptions, the placement units (including the underlying Placement Warrants and IAC Common Stock and the shares of IAC Common Stock issuable upon exercise of the Placement Warrants) will not be transferable, assignable, or salable until 30 days after the completion of the Business Combination.

Of the $3,750 invested by Insurance Acquisition Sponsor, LLC in consideration for the above described placement units of Insurance SPAC, the Sponsor Entities raised $2,550 from investors other than the Company and the remaining investment in the private placement was made by the Company.  The $2,550 raised from investors other than the Company is treated as non-controlling interest.  Certain of the non-controlling interests are key employees, related parties, or affiliates of the Company.  The Company consolidates the Sponsor Entities and treats its investment in Insurance SPAC as an equity method investment.

The proceeds from the placement units were added to the net proceeds from the IPO to be held in a trust account. If Insurance SPAC does not complete a Business Combination within the first 18 months following the IPO or obtain shareholder approval for an extension, the proceeds from the sale of the Placement Units will be used to fund the redemption of the IAC Common Stock sold as part of the SPAC Units in the IPO (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

Upon the IPO closing the Sponsor Entities initially collectively held 5,103,333 founder shares of Insurance SPAC.  Subject to certain limited exceptions, placement units held by the Sponsor Entities will not be transferable or salable until 30 days following a Business Combination, and founder shares held by the Sponsor Entities will not be transferable or salable except (a) with respect to 20% of such shares, until consummation of a Business Combination, and (b) with respect to additional 20% tranches of such shares, when the closing price of the Common Stock exceeds $12.00, $13.50, $15.00, and $17.00, respectively, for 20 out of any 30 consecutive trading days following the consummation of a Business Combination, in each case subject to certain limited exceptions.

On June 29, 2020, Insurance SPAC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IAC Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of Insurance SPAC (“Merger Sub”), and Shift Technologies, Inc., a Delaware corporation (“Shift”).  The Merger Agreement provides for, among other things, the acquisition of Shift by Insurance SPAC pursuant to the proposed merger of Merger Sub with and into Shift with Shift continuing as the surviving entity and a direct wholly owned subsidiary of Insurance SPAC (the “Merger”).

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, including, among others, that (i) the Merger be approved by the Insurance SPAC's stockholders and the Shift Stockholders; (ii) there has been no material adverse effect that is continuing with respect to Shift or the Insurance SPAC since the date of the Merger Agreement; (iii) the filings of  the Insurance SPAC and Shift pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, if any, shall have been made and the applicable waiting period and any extension thereof will have expired or been terminated; and (iv) Insurance SPAC will have at least $5,000 of net tangible assets immediately following the closing (after giving effect to the redemption of public shares by IAC’s public stockholders, the PIPE investment (see below) and the other transactions contemplated to occur upon the closing). The Merger Agreement also provides that, upon consummation of the Merger, Insurance SPAC will enter into a letter agreement with subsidiaries of the Company (“Sponsor”) providing for certain board observer rights in favor of Sponsor.

Concurrently with the execution and delivery of the Merger Agreement, certain institutional accredited investors (the “PIPE Investors”), including a subsidiary of the Company, entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors have committed to subscribe for and purchase up to 18,500,000 shares of Insurance SPAC Class A Common Stock (the “IAC Common Stock”) at a purchase price per share of $10.00. The purchase of IAC Common Stock by the PIPE Investors will be consummated concurrently with the closing of the Merger, subject to certain additional closing conditions that are customary for transactions of this nature. The PIPE Subscription Agreement with the Company’s subsidiary, dated June 29, 2020 (the “Subsidiary Subscription Agreement”), provides for the purchase of 200,000 shares of Insurance SPAC Common Stock by the Company’s subsidiary, which number of shares may be increased by up to 1,300,000 shares of Insurance SPAC Common Stock at the election of the Company’s subsidiary, subject to certain limitations. The Subsidiary Subscription Agreement also contains provisions regarding registration rights that, among other matters, requires Insurance SPAC to file with the Securities and Exchange Commission, within 15 days following the closing, a registration statement relating to the resale of the IAC Common Stock purchased by the Company’s subsidiary pursuant to the Subsidiary Subscription Agreement.

Upon closing of the Merger, the Company currently expects the Sponsor Entities to collectively retain 375,000 placement units and between 4,000,000 and 4,500,000 founder shares (collectively, the “Sponsor Shares”) of Insurance SPAC.  As noted, the Company currently consolidates the Sponsor Entities and treats its investment in Insurance SPAC as an equity method investment.  Also, upon closing of the Merger, the Company will reclassify its equity method investment in Insurance SPAC to other investments, at fair value and adopt fair value accounting for the investment in Insurance SPAC, resulting in an amount of principal transaction revenue derived from the (i) the final amount of Sponsor Shares retained by the Sponsor Entities; (ii) the trading share price of IAC Common Stock; (iii) fair value discounts related to the share sale restrictions on the Sponsor Shares outlined above; and (iv) the valuation of the warrants included with the placement units.  Upon recognition of the principal transaction revenue described above, the Company will record a non-controlling interest expense or compensation expense related to the amount of Sponsor Shares distributable to the non-controlling interests.  If the non controlling interest holder is an employee of the Company, the expense will be recorded as compensation.  Otherwise, the expense will be non-controlling interest expenses.  The Company currently expects 253,000 placement units and between 2,200,000 and 2,500,000 founders shares to be distributable to the non-controlling interests. Shortly after the merger is completed, these non-controlling interest Sponsor Shares will be distributed to the non-controlling interest holders.

All of the Sponsor Shares and the shares purchased pursuant to the Subsidiary Subscription Agreement will be subject to restrictions on resale under applicable securities laws until the resale of such shares is either registered under the Securities Act of 1933 or otherwise exempt from registration.  Further, subject to certain limited exceptions, the initial placement shares and founders shares will not be transferable or salable except in accordance with the conditions set forth above.

There can be no assurance that the merger with Shift will be completed.  If it is not, and no other Business Combination is completed by the Insurance SPAC, the Sponsor Entities will likely write off their equity method investment and the Company will likely write off advances it has made to the Insurance SPAC.  See notes 11, 24, and 25. Further, even if the merger with Shift is completed, there can be no assurance that the amount of Sponsor Shares expected to be retained, as mentioned above, will not change significantly.

The transaction is expected to close in 2020 and in connection with the closing of the transaction, Insurance SPAC intends to change its name to Shift Technologies, Inc.

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

On March 19, 2020, ViaNova received a notice of default from LegacyTexas Bank regarding the LegacyTexas Credit Facility, stating that ViaNova’s unrestricted cash balance was less than the amount required.  Also, on March 19, 2020, ViaNova received notice from LegacyTexas Bank that the Bank had suspended funding all “Alternative” loans for all of their clients, including the RTL loans that are the subject of the LegacyTexas Credit Facility with LegacyTexas Bank.  Since March 19, 2020 ViaNova has repaid all outstanding indebtedness under the LegacyTexas Credit Facility.   ViaNova stopped acquiring new RTLs and does not intend to acquire any new RTLs in the future.  As of June 30, 2020, the Company had two RTLs and several interest strips representing a par value of $2,363 and a fair value of $2,322, including the fair value of interest strips held.  These RTLs and interest strips are included as a component of investments-trading (see note 7).  The Company intends to opportunistically sell these RTLs if possible or allow them to mature.  The latest maturity date of the RTLs is January 1, 2021.

COVID 19 / Impairment of Goodwill

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. The spread of COVID-19 has caused significant volatility in domestic and international markets. There is on-going uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies.  While the Company cannot fully assess the impact COVID-19 will have on all of its operations at this time, there are certain impacts that the Company has identified:

●

The unprecedented volatility of the financial markets experienced since March 2020, has caused the Company to operate JVB at a lower level of leverage than prior to the pandemic.  Specifically, JVB has reduced the size of its GCF repo operations and the volume of its TBA trading.  The Company determined that at its pre-pandemic levels in these businesses, it was exposed to a higher level of counterparty credit risk than it should have and was experiencing too much volatility in its available liquidity to conservatively meet capital requirements and margin calls in these businesses.  The Company expects JVB to operate at lower volumes in both these businesses for an indefinite period of time, which could unfavorably impact the operating profitability of JVB.

●

The financial market volatility, as well as the reduction in volumes in the GCF repo and TBA businesses, that resulted from COVID-19 required the Company to reassess the goodwill it had recorded related to JVB under the guidance of ASC 350.  The Company determined that the fair value of JVB was less than the carrying value (including the goodwill).  As a result, the Company recorded an impairment loss of $7,883 in the six months ended June 30, 2020.  See note 12.

●

The Company expects that its asset management segment may also be adversely impacted by the pandemic.  While it is difficult to determine the extent of the impact at this time, the Company expects that raising capital for new funds may become more challenging.  Nevertheless, in July 2020, the Company was able to successfully close the PriDe III Fund with total investor commitments in excess of €375,000.  In addition, lower returns earned by funds may adversely impact the Company’s asset management fees and investors’ need for liquidity may result in reductions in AUM.

●

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

The Company applied for and received a $2,166 loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security (CARES) Act.  The Company carefully considered the eligibility requirements for PPP loans as well as supplemental guidance regarding the PPP beyond the applicable statute issued from time to time by government agencies and certain government officials. The Company was eligible for a PPP loan because it has fewer than 500 employees. Further, although the Company is public and listed on the NYSE American stock exchange, the Company’s market capitalization is small, and the Company believes that it does not have access to the public capital markets at this time. In part due to the PPP loan, the Company does not anticipate any significant workforce reduction or reductions in compensation levels in the near future. However, the Company will continue to carefully monitor revenue levels to assess whether compensatory or other cost-cutting measures might be necessary. See note 17.

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

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net realized gains (losses) - trading inventory	$8,226	$3,540	$18,669	$9,926
Net unrealized gains (losses) - trading inventory	2,005	1,967	1,565	2,371
Net gains and losses	10,231	5,507	20,234	12,297

Interest income- trading inventory	2,071	2,060	4,548	3,674
Interest income - residential transition loans	-	33	-	47
Interest income-receivables under resale agreements	16,643	46,335	58,128	83,819
Interest income	18,714	48,428	62,676	87,540

Interest expense-securities sold under agreements to repurchase	(8,775)	(44,120)	(43,541)	(80,502)
Interest expense-LegacyTexas Credit Facility	-	(26)	(39)	(29)
Interest expense-margin payable	(164)	(1,119)	(763)	(1,912)
Interest expense	(8,939)	(45,265)	(44,343)	(82,443)

Net trading	$20,006	$8,670	$38,567	$17,394

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 7.

During 2019, RTLs were accounted for at lower of cost or market and included as a component of other assets and the interest income related to those loans was shown separately in the table above.  Effective January 1, 2020, in connection with the adoption of ASC 326, the Company began accounting for RTLs at fair value and including them as a component of investments-trading. Therefore, also effective January 1, 2020, income earned on RTLs is included in interest income-trading inventory in the table above.

Also, see note 10 for discussion of receivables under resale agreements and securities sold under agreements to repurchase.  See note 6 for discussion of margin payable.  See note 17 for discussion of LegacyTexas Credit Facility.

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	June 30, 2020	December 31, 2019
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	8,653	12,170
Receivables from clearing agencies	61,093	83,712
Receivables from brokers, dealers, and clearing agencies	$69,996	$96,132

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	June 30, 2020	December 31, 2019
Margin payable	$121,458	$208,441
Due to clearing agent	-	32,820
Payables to brokers, dealers, and clearing agencies	$121,458	$241,261

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

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	June 30, 2020	December 31, 2019
U.S. government agency MBS and CMOs	$154,592	$196,146
U.S. government agency debt securities	6,938	14,680
RMBS	16	15
U.S. Treasury securities	6,425	11,105
ABS	1	100
SBA loans	15,574	27,634
Corporate bonds and redeemable preferred stock	36,044	38,503
Foreign government bonds	732	844
Municipal bonds	3,488	13,737
Certificates of deposit	36	841
Derivatives	11,305	3,686
Equity securities	68	561
Residential transition loans	2,322	-
Investments-trading	$237,541	$307,852

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	June 30, 2020	December 31, 2019
U.S. Treasury securities	$6,657	$16,827
Corporate bonds and redeemable preferred stock	49,261	58,083
Municipal bonds	20	20
Derivatives	10,218	3,017
Trading securities sold, not yet purchased	$66,156	$77,947

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other Investments, at fair value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	June 30, 2020
	Amortized	Carrying	Unrealized
	Cost	Value	Gain / (Loss)
Equity securities	$6,905	$7,528	$623
U.S. Insurance JV	1,225	1,370	145
SPAC Fund	646	696	50
Residential loans	126	99	(27)
Other investments, at fair value	$8,902	$9,693	$791

	December 31, 2019
	Amortized	Carrying	Unrealized
	Cost	Value	Gain / (Loss)
Equity securities	$8,598	$9,352	$754
CLOs	2,894	2,522	(372)
U.S. Insurance JV	2,048	2,223	175
SPAC Fund	646	668	22
Residential loans	129	99	(30)
Other investments, at fair value	$14,315	$14,864	$549

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

Such financial assets accounted for at fair value include:

●	securities that would otherwise qualify for available for sale treatment;
●	investments in equity method affiliates that have the attributes in FASB ASC 946-10-15-2 (commonly referred to as investment companies); and
●	investments in residential loans.

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended June 30, 2020 and 2019 of $2,240 and $490 respectively. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the six months ended June 30, 2020 and 2019 of $(455) and $739 respectively.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of June 30, 2020 and December 31, 2019 and indicates the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
June 30, 2020
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$154,592	$-	$154,592	$-
U.S. government agency debt securities	6,938	-	6,938	-
RMBS	16	-	16	-
U.S. Treasury securities	6,425	6,425	-	-
ABS	1	-	1	-
SBA loans	15,574	-	15,574	-
Corporate bonds and redeemable preferred stock	36,044	-	36,044	-
Foreign government bonds	732	-	732	-
Municipal bonds	3,488	-	3,488	-
Certificates of deposit	36	-	36	-
Derivatives	11,305	-	11,305	-
Equity securities	68	-	68	-
Residential transition loans	2,322	-	-	2,322
Total investments - trading	$237,541	$6,425	$228,794	$2,322

Other investments, at fair value:
Equity securities	$7,528	$-	$7,528	$-
Residential loans	99	-	99	-
	7,627	$-	$7,627	$-
Investments measured at NAV (1)	2,066
Total other investments, at fair value	9,693

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$6,657	$6,657	$-	$-
Corporate bonds and redeemable preferred stock	49,261	-	49,261	-
Municipal bonds	20	-	20	-
Derivatives	10,218	-	10,218	-
Total trading securities sold, not yet purchased	$66,156	$6,657	$59,499	$-

(1)

As a practical expedient, the Company uses NAV per share (or its equivalent)  to measure the fair value of its investments in the U.S. Insurance JV and the SPAC Fund.  The U.S. Insurance JV invests in USD denominated debt issued by small insurance and reinsurance companies.  The SPAC Fund invests in equity securities of SPACs.  According to ASC 820, these investments are not categorized within the valuation hierarchy.

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

 (1)   As a practical expedient, the Company uses NAV per share (or its equivalent)  to measure the fair value of its investments in the U.S. Insurance JV and the SPAC Fund.  The U.S. Insurance JV invests in USD denominated debt issued by small and medium size insurance and reinsurance companies.  The SPAC Fund invests in equity securities of SPACs.  According to ASC 820, these investments are not categorized within the valuation hierarchy.

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

LEVEL 3 ROLLFORWARD

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning of period	$4,833	$2,779	$2,522	$2,756
Net trading	37	-	(41)	-
Gains & losses (1)	(58)	6	(661)	(27)
Accretion of income (1)	46	91	124	197
Purchases	29	-	638	-
Sales and returns of capital	(2,565)	(90)	(5,538)	(140)
Reclassification of RTLs	-	-	5,278	-
End of period	$2,322	$2,786	$2,322	$2,786

Change in unrealized gains / (losses) (2)	$-	$6	$-	$(27)

(1)	Gains and losses and accretion of income on other investments, at fair value are recorded as a component of principal transactions and other income in the consolidated statements of operations.
(2)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

 The following tables provide the quantitative information about level 3 fair value measurements as of June 30, 2020 and December 31, 2019.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	June 30, 2020	Technique	Inputs	Average	Inputs
Assets
Investments - trading
Residential Transition Loans	$2,322	Discounted Cash Flow Model	Yield	15.00%	15.00%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2019	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$2,522	Discounted Cash Flow Model	Yield	17.9%	16.9% - 19.2%
			Duration-years	5.8	5.3 - 6.5
			Default rate	2.0%	2.0% - 2.0%

Sensitivity of Fair Value to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within level 3 of the valuation hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below.

●	RTLs: The Company uses a discounted cash flow model to determine the fair value of its investments in RTLs. These loans are short term in nature (generally less than 18 months). Changes in the yield or defaults will have the largest impact on the fair value calculation. The higher the yield, the lower the fair value of the investment. The higher the default rate, the lower the fair value of the investment.
●

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

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	Fair Value	Unfunded	Redemption	Redemption
	June 30, 2020	Commitments	Frequency	Notice Period
Other investments, at fair value
U.S. Insurance JV (a)	$1,370	$817	N/A	N/A
SPAC Fund (b)	696	N/A	Quarterly after 1 year lock up	90 days
	$2,066

	Fair Value	Unfunded	Redemption	Redemption
	December 31, 2019	Commitments	Frequency	Notice Period
Other investments, at fair value
U.S. Insurance JV (a)	$2,223	$817	N/A	N/A
SPAC Fund (b)	668	N/A	Quarterly after 1 year lock up	90 days
	$2,891

(a)	The U.S. Insurance JV invests in USD denominated debt issued by small and medium size insurance and reinsurance companies.
(b)	The SPAC Fund invests in equity interests of SPACs.

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

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of June 30, 2020 and December 31, 2019, the Company had no outstanding foreign currency forward contracts.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At June 30, 2020, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $1,487,750  and open TBA and other forward MBS sale agreements in the notional amount of  $1,572,100. At December 31, 2019, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,773,000 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,874,194.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. At June 30, 2020, the Company had open forward purchase commitments of $1,697 and open forward sale commitments of $9,000.  At December 31, 2019, the Company had open forward purchase commitments of $1,526 and open forward sale commitments of $0.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of June 30, 2020 and December 31, 2019.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	June 30, 2020	December 31, 2019
TBAs and other forward agency MBS	Investments-trading	$11,298	$3,686
Other extended settlement trades	Investments-trading	7	-
Foreign currency forward contracts	Other investments, at fair value	-	-
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(10,198)	(3,017)
Other extended settlement trades	Trading securities sold, not yet purchased	(20)	-
		$1,087	$669

The following tables present the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Foreign currency forward contracts	Revenue-principal transactions and other income	$-	$43
Other extended settlement trades	Revenue-net trading	(13)	(72)
TBAs and other forward agency MBS	Revenue-net trading	1,175	1,948
		$1,162	$1,919

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Foreign currency forward contracts	Revenue-principal transactions and other income	$-	$3
Other extended settlement trades	Revenue-net trading	(14)	(48)
TBAs and other forward agency MBS	Revenue-net trading	1,388	1,187
		$1,374	$1,142

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

Repo Information

At June 30, 2020 and December 31, 2019, the Company held reverse repos of  $5,504,667 and $7,500,002, respectively, and the fair value of collateral received under reverse repos was $5,668,109 and $7,769,693, respectively.  As of June 30, 2020 and December 31, 2019,  the reverse repo balance was comprised of receivables collateralized by securities with  37 and 41 counterparties, respectively.

At June 30, 2020 and December 31, 2019, the Company held repos of $5,524,758 and $7,534,443, respectively, and the fair value of securities and cash pledged as collateral under repos was $5,355,394 and $7,561,978, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

Intraday and Overnight Lending Facility

In conjunction with the Company’s GCF repo business, on October 19, 2018, the Company and BONY entered into an intraday lending facility.  The lending facility allows for BONY to advance funds to JVB in order to facilitate the settlement of GCF repo transactions.  The total committed amount at June 30, 2020 was $75,000.  The current termination date of this facility is October 16, 2020. It is expected that this facility will be renewed for successive 364-day periods provided that the Company continues its GCF matched book repo business.

The BONY lending facility is structured so that advances are generally repaid before the end of each business day.  However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan.  Intraday loans accrue interest at an annual rate of 0.12%.  Interest is charged based on the number of minutes in a day the advance is outstanding.  Overnight loans are charged interest at the base rate plus 3% on a daily basis.  The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time.  For the six months ended June 30, 2020, the Company received no advances under the intraday lending facility.  During the year ended December 31, 2019 advances of $32,818 were made under this facility.  This draw plus accrued interest of $2, or $32,820, was outstanding as of December 31, 2019 and was included as a component of payable to brokers, dealers, and clearing agencies in the statement of financial condition.  This amount was repaid in full in January 2020.

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

The gestation repo business has been and continues to be concentrated as to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of June 30, 2020 and December 31, 2019, the Company’s gestation reverse repos shown in the tables below represented balances from nine and seven  counterparties, respectively.  The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business (both gestation repo and GCF repo) was $7,927 and $14,795 for the three and six months ended June 30, 2020, respectively. The total net revenue earned by the Company on its matched book repo business (both gestation repo and GCF repo) was $2,343 and $3,636 for the three and six months ended June 30, 2019, respectively.

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

As of  June 30, 2020, the Company had outstanding reverse repos of  $5,504,667 and repos of  $5,524,758.  Included in these amounts are outstanding reverse repos of $1,118,530 and repos of $3,357,445, where the FICC was the Company’s counterparty to the transaction and which were subject to a master netting arrangement.

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

SECURED BORROWINGS
(Dollars in Thousands)
June 30, 2020

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
U.S. government agency MBS (GCF repo)	$2,956,935	$440,170	$400,758	$-	$3,797,863
MBS (gestation repo)	93,588	1,618,980	-	-	1,712,568
SBA loans	14,327	-	-	-	14,327
	$3,064,850	$2,059,150	$400,758	$-	$5,524,758

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
U.S. government agency MBS (GCF repo)	$431,749	$2,248,375	$384,832	$726,564	$3,791,520
MBS (gestation repo)	93,776	1,619,371	-	-	1,713,147
	$525,525	$3,867,746	$384,832	$726,564	$5,504,667

SECURED BORROWINGS
(Dollars in Thousands)
December 31, 2019

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
U.S. government agency MBS (GCF repo)	$5,117,811	$1,546,510	$-	$-	$6,664,321
MBS (gestation repo)	-	742,035	100,403	-	842,438
SBA loans	27,684	-	-	-	27,684
	$5,145,495	$2,288,545	$100,403	$-	$7,534,443

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
U.S. government agency MBS (GCF repo)	$1,231,027	$2,525,188	$2,319,079	$575,058	$6,650,352
MBS (gestation repo)	-	747,692	101,958	-	849,650
	$1,231,027	$3,272,880	$2,421,037	$575,058	$7,500,002

11.   INVESTMENTS IN EQUITY METHOD AFFILIATES

Equity method accounting requires that the Company record its investments in equity method affiliates on the consolidated balance sheets and recognize its share of the equity method affiliates’ net income as earnings each reporting period.

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

The following table summarizes the activity and earnings in the Company’s investment that is accounted for under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Insurance SPAC	AOI	CK Capital	Total
January 1, 2020	$3,222	$559	$18	$3,799
Investments / advances	-	2,097	-	2,097
Distributions / repayments	-	-	-	-
Earnings / (loss) realized	(1,640)	58	242	(1,340)
June 30, 2020	$1,582	$2,714	$260	$4,556

12.  GOODWILL

Goodwill consisted of the following.

GOODWILL
(Dollars in Thousands)

	June 30, 2020	December 31, 2019
AFN	$109	$109
JVB	-	7,883
Goodwill	$109	$7,992

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

The Company performed a valuation of JVB as of June 30, 2020 by applying equal weighting to both the income approach and the market approach.  Under the guidance of FASB ASC 350, the Company determined that the fair value of JVB was less than the carrying value (including the goodwill).  As a result, the Company recognized an impairment loss of $7,883 in the six months ended June 30, 2020. The impairment loss is included in the consolidated statements of operations as impairment of goodwill and is reflected as a component of operating expense.

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

As of  June 30, 2020, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 8.1 years.  The weighted average discount rate for the leases was 5.38%.

Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES
(Dollars in Thousands)

As of June 30, 2020
2020 - remaining	$764
2021	1,108
2022	933
2023	950
2024	983
Thereafter	4,094
Total	8,832
Less imputed interest	(1,741)
Lease obligation	$7,091

During the six months ended June 30, 2020 and 2019, total cash payments of $800 and $709, respectively, were recorded as a reduction in the operating lease obligation.   No cash payments were made to acquire right of use assets. For the three and six months ended June 30, 2020  rent expense, net of sublease income of $77 and $156, was $385 and $763, respectively. For the three and six months ended June 30, 2019 rent expense, net of sublease income of $65 and $130, was $397 and $787, respectively.

14.  OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other receivables consisted of the following.

OTHER RECEIVABLES
(Dollars in Thousands)

	June 30, 2020	December 31, 2019
Cash collateral due from counterparties	$664	$41,172
Asset management fees receivable	1,049	1,159
Accrued interest receivable and dividend receivable	2,316	3,549
Revenue share receivable	70	150
Other receivables	624	595
Other receivables	$4,723	$46,625

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

Other assets consisted of the following.

OTHER ASSETS
(Dollars in Thousands)

	June 30, 2020	December 31, 2019
Deferred costs	$183	$301
Prepaid expenses	1,072	796
Prepaid income taxes	58
Deposits	401	656
Miscellaneous other assets	275	275
Residential transition loans	-	5,323
Furniture, equipment, and leasehold improvements, net	868	916
Intangible assets	166	166
Other assets	$3,023	$8,433

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

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	June 30, 2020	December 31, 2019
Accounts payable	$340	$362
Redeemable financial instruments accrued interest	1,011	403
Accrued interest payable	742	711
Accrued interest on securities sold, not yet purchased	632	914
Payroll taxes payable	706	729
Counterparty cash collateral	218,731	9,524
Accrued expense and other liabilities	4,860	7,652
Accounts payable and other liabilities	$227,022	$20,295

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

The Company’s Principal Investing Portfolio

Included in other investments, at fair value in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of June 30, 2020, there were $817 of unfunded commitments to VIEs that the Company has invested in.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three and six months ended June 30, 2020 and 2019 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2020 and December 31, 2019.  See table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 17) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at June 30, 2020 and December 31, 2019.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	As of June 30, 2020	As of December 31, 2019
Other Investments, at fair value	$2,066	$5,413
Maximum exposure	$2,066	$5,413

16.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in Thousands)

	As of June 30, 2020	As of December 31, 2019
JKD Capital Partners I LTD	$7,957	$7,957
DGC Trust / CBF	8,500	8,500
ViaNova Capital Group, LLC	421	526
	$16,878	$16,983

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

●

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

●

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

●

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

●

for any Annual Period following September 29, 2020, (x) for any Annual Period in which the Revenue of the Business is greater than zero, the greater of 20% of the Investment Amount or 4.71% of the Revenue of the Business, or (y) for any Annual Period in which the Revenue of the Business is zero or less than zero, 3.75% of the Investment Amount.

Except as set forth above, the other material terms and conditions of the CBF Investment Agreement and the DGC Trust Investment Agreement remained substantially unchanged by the amendment.  The payment of $1,500 was made by the Operating LLC to CBF in October 2019, which reduced the redeemable financial instrument balance under the CBF Investment Agreement. The Company has given notice to the DGC Trust that it intends to redeem its $2,000 investment on September 30, 2020.

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

17. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

	As of	As of	Interest
Description	June 30, 2020	December 31, 2019	Rate Terms	Interest (4)	Maturity
Non-convertible debt:
12.00% senior note (the "2020 Senior Note")	$4,500	$-	Fixed	12.00%	January 2022
12.00% senior note (the "2019 Senior Note")	2,400	6,786	Fixed	12.00%	September 2020 (1)
PPP Loan	2,166	-	Fixed	1.00%	May 2022
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	15,000	15,000	Fixed	8.00%	March 2022 (2)
Less unamortized debt issuance costs	(557)	(703)
	14,443	14,297
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	4.76%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	5.52%	March 2035
Less unamortized discount	(24,925)	(25,124)
	23,200	23,001
FT Financial Bank, N.A. Credit Facility	17,500	-	Variable	N/A	April 2021
LegacyTexas Credit Facility	-	4,777	Variable	N/A	NA
Total	$64,209	$48,861

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

(2)

The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount at any time prior to maturity into units of membership interests of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of membership interests in the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Cohen & Company Inc. common stock, par value $0.01 per share (“Common Stock”) on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units of membership interests and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.  See note 20 to the Annual Report on Form 10-K for the year ended December 31, 2019.

(3)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of June 30, 2020 on a combined basis was 14.31% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

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

PPP Loan

On May 1, 2020  the Company qualified for and received a loan pursuant to the  PPP, ("PPP Loan") under the CARES Act and administered by the U.S. Small Business Association ("SBA"). The PPP Loan is evidenced by a promissory note between the Company and FT Financial. The PPP Loan bears interest at a fixed rate of 1.0% per year, with the first six months of interest deferred, has a term of two years and may be prepaid at any time without payment of any premium. The PPP Loan is unsecured but guaranteed by the SBA.

Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of the PPP Loan, with such forgiveness to be determined, subject to limitations, based on the use of the PPP Loan proceeds for payment of payroll costs and payments of mortgage interest, rent, and utilities.  The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the SBA may adopt.

In order to obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements. While the Company currently believes that its use of the PPP Loan proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. The Company must repay any unforgiven principal amount of the PPP Loan, with interest, on a monthly basis following the deferral period.

The PPP Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or covenants. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company.

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

FT  Bank Credit Facility

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

Interest Expense, net

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Junior subordinated notes	$751	$885	$1,572	$1,764
2020 Senior Notes	134	-	223	-
2017 Convertible Note	374	366	745	726
2013 Convertible Notes / 2019 Senior Notes	72	135	191	269
2018 FT LOC/2019 FT Revolver	362	90	514	182
Redeemable Financial Instrument - DGC Trust / CBF	457	261	1,147	409
Redeemable Financial Instrument - JKD Capital Partners I LTD	960	243	1,400	521
Redeemable Financial Instrument - ViaNova Capital Group, LLC	(29)	(41)	(106)	(78)
	$3,081	$1,939	$5,686	$3,793

Because the LegacyTexas Credit Facility was used to directly finance the purchase of securities and loans, the interest expense incurred on the Legacy Texas Credit Facility is included as a component of net trading revenue.  See note 5.

18. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the six months ended June 30, 2020 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2019	1,119,909
Vesting of shares	55,278
Shares withheld for employee taxes and retired	(15,043)
June 30, 2020	1,160,144

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders there of to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every ten shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock issued and outstanding as of June 30, 2020 . For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

During the six months ended June 30, 2020, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the amount of units surrendered (net of receipts) by Cohen & Company Inc.

Operating LLC
Membership Units
Units related to UIS Agreement	402,350
Total	402,350

The Company recognized a net decrease in additional paid in capital of $123 and a net increase in AOCI of $8 with an offsetting increase in non-controlling interest of $115 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the six months ended June 30, 2020 and 2019.

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Net income / (loss) attributable to Cohen & Company Inc.	$(2,201)	$(1,612)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company, Inc. paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	(123)	133
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$(2,324)	$(1,479)

Repurchases of Shares and Retirement of Treasury Stock

On March 19, 2018, the Company entered into a letter agreement (the “10b-5 Plan”) with Sandler O’Neill & Partners, L.P. (the “Agent”).  The 10b-5 Plan was in effect from March 19, 2018 until March 19, 2019 and was not renewed. Pursuant to the 10b5-1 Plan, the Agent agreed to use its commercially reasonable efforts to purchase, on the Company’s behalf, up to an aggregate maximum of $2,000 of Common Stock on any day that the NYSE American Stock Exchange was open for business.   Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and had to comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan was designed to comply with Rule 10b5-1 under the Exchange Act.

During the six months ended June 30, 2019, the Company repurchased 7,890 shares in the open market pursuant to the 10b5-1 Plan for a total purchase price of $65.

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

The Company engaged a third party valuation firm to value the 662,361 shares of IMXI common stock transferred to the Operating LLC.  The shares transferred by Daniel Cohen were valued at $4,351 and the shares transferred by the DGC Trust were valued at $3,428.  The Company accounted for this transaction by recording an increase of $7,779 in other investments, at fair value and a corresponding increase in the non-controlling interest.

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

Pursuant to the SPA, at the 2020 annual meeting of the Company’s stockholders, the Company agreed to cause its stockholders to vote on proposals (collectively, the “Stockholder Proposal”) regarding the issuance of all shares of Common Stock issuable in connection with a redemption of the LLC Units for purposes of Section 713 of the NYSE American’s Company Guide. Further, the Company’s board of directors must recommend to the Company’s stockholders that such stockholders approve the Stockholder Proposal and may not modify or withdraw such resolution.  The Stockholder Proposal was approved at the Company's 2020 annual meeting.

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

As of June 30, 2020, JVB’s adjusted net capital was $67,830 which exceeded the minimum requirements by $67,222

CCFEL, a subsidiary of the Company regulated by the Central Bank of Ireland (“CBI”), is subject to certain regulatory capital requirements in accordance with the Capital Requirements Regulation 575/2013 and applicable CBI requirements.  As of June 30, 2020, the total minimum required net capital was $ 647, and actual net capital in CCFEL was $ 1,419, which exceeded the minimum requirements by $ 772 and was in compliance with the net liquid capital provisions.

CCFL, a subsidiary of the Company and an entity regulated by the FCA, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of June 30, 2020, the total minimum required net liquid capital was $ 170, and net liquid capital in CCFL was $ 625, which exceeded the minimum requirements by $ 455 and was in compliance with the net liquid capital provisions.

20. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income / (loss) attributable to Cohen & Company Inc.	$901	$(410)	$(2,201)	$(1,612)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	3,107	(491)	(5,416)	(1,109)
Add: Interest expense incurred on dilutive convertible notes	373	-	-
Add / (deduct): Adjustment (2)	(930)	298	29	351
Net income / (loss) on a fully converted basis	$3,451	$(603)	$(7,588)	$(2,370)

Weighted average common shares outstanding - Basic	1,160,144	1,143,909	1,153,512	1,138,538
Unrestricted Operating LLC membership units exchangeable into Cohen & Company, Inc. shares (1)	2,802,864	532,409	2,798,331	532,409
Restricted units or shares	22,962	-	-	-
Shares issuable upon conversion of dilutive convertible notes	1,034,483	-	-	-
Weighted average common shares outstanding - Diluted (3)	5,020,453	1,676,318	3,951,843	1,670,947

Net income / (loss) per common share - Basic	$0.78	$(0.36)	$(1.91)	$(1.42)

Net income / (loss) per common share - Diluted	$0.69	$(0.36)	$(1.92)	$(1.42)

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

(3)	Potentially diluted securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30, 2020		Six Months Ended June 30,
	2020	2019	2020	2019
2017 Convertible Note	-	1,034,483	1,034,483	1,034,483
2013 Convertible Notes	-	565,469	-	565,469
Restricted Common Stock	-	-	21,810	22,008
Restricted Operating LLC units	-	-	12,616	7,503
	-	1,599,952	1,068,909	1,629,463

21. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

The Company’s U.S. broker-dealer subsidiary, J.V.B. Financial Group, LLC is a party to litigation commenced on August 7, 2019, in the Supreme Court of the State of New York under the caption VA Management, LP v. Odeon Capital Group LLC; Janney Montgomery Scott LLC; C&Co/PrinceRidge LLC; and JVB Financial Group LLC.  The plaintiff, VA Management, LP (f/k/a Visium Asset Management, LP) (“Visium”), alleges that the defendants, as third party broker-dealers, aided and abetted Visium’s portfolio managers’ breaches of their fiduciary duties by assisting in carrying out a fraudulent “mismarking scheme.”  Visium is seeking in excess of $1 billion in damages from the defendants including disgorgement of the compensation paid to Visium’s portfolio managers, restitution of and damages for the investigative and legal fees, administrative wind down costs, and regulatory penalties paid by Visium as a result of the “mismarking scheme,” direct and consequential damages for the destruction of Visium’s business, including lost profits and lost enterprise value, and attorneys’ fees and costs.  JVB and the other defendants filed a motion to dismiss the complaint in lieu of an answer on October 16, 2019.  Visium’s response to the motion was due on November 15, 2019 and JVB filed a reply brief on November 26, 2019.  On April 29, 2020, the Court issued a ruling denying the motions to dismiss filed by each of the defendants.  JVB and the other defendants filed an appeal on one of the grounds for dismissal on July 14, 2020.  On May 20, 2020, JVB filed a Notice of Appeal with the Appellate Division of the Supreme Court, First Department. On July 13, 2020, JVB filed a brief in support of its appeal. While the appeal is pending, discovery in the underlying case is proceeding  The Company intends to defend the action vigorously.

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

SEGMENT INFORMATION
Statement of Operations Information
Six Months Ended June 30, 2020

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$38,567	$-	$-	$38,567	$-	$38,567
Asset management	-	3,307	-	3,307	-	3,307
Principal transactions and other income	6	215	(206)	15	-	15
Total revenues	38,573	3,522	(206)	41,889	-	41,889
Salaries/Wages	20,960	2,211	-	23,171	2,287	25,458
Other Operating Expense	6,235	1,071	102	7,408	2,659	10,067
Impairment of goodwill	7,883	-	-	7,883	-	7,883
Total operating expenses	35,078	3,282	102	38,462	4,946	43,408
Operating income (loss)	3,495	240	(308)	3,427	(4,946)	(1,519)
Interest income (expense)	(409)	-	-	(409)	(5,277)	(5,686)
Income (loss) from equity method affiliates	-	300	(1,640)	(1,340)	-	(1,340)
Income (loss) before income taxes	3,086	540	(1,948)	1,678	(10,223)	(8,545)
Income tax expense (benefit)	-	-	-	-	(29)	(29)
Net income (loss)	3,086	540	(1,948)	1,678	(10,194)	(8,516)
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(6,315)	(6,315)
Net income (loss) attributable to Cohen & Company Inc.	$3,086	$540	$(1,948)	$1,678	$(3,879)	$(2,201)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$9	$1	$-	$10	$154	$164

SEGMENT INFORMATION
Statement of Operations Information
Six Months Ended June 30, 2019

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$17,394	$-	$-	$17,394	$-	$17,394
Asset management	-	3,747	-	3,747	-	3,747
Principal transactions and other income	2	222	944	1,168	-	1,168
Total revenues	17,396	3,969	944	22,309	-	22,309
Salaries/Wages	9,174	2,054	-	11,228	1,568	12,796
Other Operating Expense	5,502	1,228	200	6,930	2,133	9,063
Impairment of goodwill	-	-	-	-	-	-
Total operating expenses	14,676	3,282	200	18,158	3,701	21,859
Operating income (loss)	2,720	687	744	4,151	(3,701)	450
Interest (expense) income	(105)	-	-	(105)	(3,688)	(3,793)
Income (loss) from equity method affiliates	-	-	(256)	(256)	-	(256)
Income (loss) before income taxes	2,615	687	488	3,790	(7,389)	(3,599)
Income tax expense (benefit)	-	-	-	-	(747)	(747)
Net income (loss)	2,615	687	488	3,790	(6,642)	(2,852)
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(1,240)	(1,240)
Net income (loss) attributable to Cohen & Company Inc.	$2,615	$687	$488	$3,790	$(5,402)	$(1,612)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$9	$1	$-	$10	$149	$159

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

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended June 30, 2020

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$20,006	$-	$-	$20,006	$-	$20,006
Asset management	-	1,692	-	1,692	-	1,692
Principal transactions and other income	(2)	98	2,325	2,421	-	2,421
Total revenues	20,004	1,790	2,325	24,119	-	24,119
Salaries/Wages	9,050	1,094	-	10,144	1,180	11,324
Other Operating Expense	2,959	594	52	3,605	1,264	4,869
Impairment of goodwill	-	-	-	-	-	-
Total operating expenses	12,009	1,688	52	13,749	2,444	16,193
Operating income (loss)	7,995	102	2,273	10,370	(2,444)	7,926
Interest income (expense)	(333)	-	-	(333)	(2,748)	(3,081)
Income (loss) from equity method affiliates	-	101	(1,334)	(1,233)	-	(1,233)
Income (loss) before income taxes	7,662	203	939	8,804	(5,192)	3,612
Income tax expense (benefit)	-	-	-	-	343	343
Net income (loss)	7,662	203	939	8,804	(5,535)	3,269
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	2,368	2,368
Net income (loss) attributable to Cohen & Company Inc.	$7,662	$203	$939	$8,804	$(7,903)	$901

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$5	$1	$-	$6	$78	$84

SEGMENT INFORMATION Statement of Operations Information
Three Months Ended June 30, 2019

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$8,670	$-	$-	$8,670	$-	$8,670
Asset management	-	1,745	-	1,745	-	1,745
Principal transactions and other income	1	125	628	754	-	754
Total revenues	8,671	1,870	628	11,169	-	11,169
Salaries/Wages	4,626	932	-	5,558	874	6,432
Other Operating Expense	2,590	537	100	3,227	992	4,219
Impairment of goodwill	-	-	-	-	-	-
Total operating expenses	7,216	1,469	100	8,785	1,866	10,651
Operating income (loss)	1,455	401	528	2,384	(1,866)	518
Interest (expense) income	(49)	-	-	(49)	(1,890)	(1,939)
Income (loss) from equity method affiliates	-	-	(248)	(248)	-	(248)
Income (loss) before income taxes	1,406	401	280	2,087	(3,756)	(1,669)
Income tax expense (benefit)	-	-	-	-	(641)	(641)
Net income (loss)	1,406	401	280	2,087	(3,115)	(1,028)
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(618)	(618)
Net income (loss) attributable to Cohen & Company Inc.	$1,406	$401	$280	$2,087	$(2,497)	$(410)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$4	$-	$-	$4	$74	$78

BALANCE SHEET DATA
As of June 30, 2020
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$6,048,602	$1,470	$14,275	$6,064,347	$12,335	$6,076,682

Included within total assets:
Investments in equity method affiliates	$-	$-	$4,556	$4,556	$-	$4,556
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
December 31, 2019
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$7,968,491	$1,616	$18,689	$7,988,796	$12,828	$8,001,624

Included within total assets:
Investments in equity method affiliates	$-	$-	$3,799	$3,799	$-	$3,799
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

(1)

Unallocated assets primarily include: (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of business segment assets. Such amounts are excluded in business segment reporting to the chief operating decision maker.

(2)	Goodwill and intangible assets are allocated to the Capital Markets and Asset Management business segments as indicated in the table above.

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States and (2) United Kingdom and Other.  Total revenues by geographic area are summarized as follows.

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total Revenues:
United States	$23,372	$10,309	$40,357	$20,393
Europe & Other	747	860	1,532	1,916
Total	$24,119	$11,169	$41,889	$22,309

Long-lived assets attributable to an individual country, other than the United States, are not material.

23. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $ 4,753 and $3,525 for the six months ended June 30, 2020 and 2019, respectively.

The Company paid income taxes of  $ 114 and $24 for the six months ended June 30, 2020 and 2019, respectively. The Company received income tax refunds of $ 12 and $48 for six months ended June 30, 2020 and 2019.

For the six months ended June 30, 2020, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net surrendered units of membership interests the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $ 123, a net increase of $ 8 in AOCI, and an  increase of $ 115 in non-controlling interest.  See note 18.

●

The investment return related to certain of the Company’s redeemable financial instruments was negative within certain quarterly periods.  According to the terms of those agreements, the redemption value of the instrument is reduced in those cases.  Accordingly, the Company recorded interest income and reduced the balance of redeemable financial instruments by $105. See note 16.

For the six months ended June 30, 2019, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net surrendered units of membership interests in the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $133, a net decrease of $14 in AOCI, and a decrease of $119 in non-controlling interest.  See note 17.

●

The investment return related to certain of the Company’s redeemable financial instruments was negative within certain quarterly periods.  According to the terms of those agreements, the redemption value of the instrument is reduced in those cases.  Accordingly, the Company recorded interest income and reduced the balance of redeemable financial instruments by $78.

●

On January 1, 2019, the Company recorded a right of use asset of $8,416 and a right of use liability of $8,860, a reduction in retained earnings from cumulative effect of adoption of $20, an increase in other receivables of $18, and a reduction in other liabilities of $406, resulting from the adoption of ASU 2016-02. See note 2.

As part of the Company's matched book repo operations, the Company enters into reverse repos with counterparties whereby it lends money and receive securities as collateral.  In accordance with ASC 860, the collateral securities are not recorded in the Company's consolidated balance sheets.  However, from time to time the Company will hold cash instead of securities as collateral for these transactions.  When the Company is provided cash as collateral for reverse repo transactions, the Company will make an entry to increase its cash and cash equivalents and to increase its other liabilities for the amount of cash received.  There are two main reasons the Company may receive collateral in the form of cash as opposed to securities.  First, when the value of the collateral securities the Company has in its possession decline, the Company will require the counterparty to provide it with additional collateral.  The Company will accept either cash or additional liquid securities.  Often, the Company's counterparties will provide it with cash as they may not have liquid securities readily available.  Second, from time to time, the Company's counterparties require a portion of the collateral securities in the Company's possession returned to them for operating purposes.  In such instances, the counterparty may not have substitute liquid securities available and will often provide the Company with cash as collateral instead.  It is important to note that when the Company receives cash as collateral, it is temporary in nature and the Company has an obligation to return that cash when the counterparty provides substitute liquid securities as collateral or otherwise satisfies their associated reverse repo obligation.  The Company is generally required to return any cash collateral the same business day that it receives substitute securities.  See note 14.

As of June 30, 2020, and December 31, 2019, the Company had counterparty cash collateral of $218,731 and $9,524, respectively, which were included in both its cash and cash equivalents and other liability balances, respectively.  Accordingly, included in the Company's cash provided by operating activities of $ 209,225 during the six months ended June 30, 2020 is an inflow of $209,207 as a result of this increase in cash collateral held.  The Company has no legal or contractual obligation to segregate this cash collateral held and therefore it is included as a component of its cash and cash equivalents in the Company's consolidated balance sheets.  However, it is not available for use in the Company's general operations as the Company must stand ready at all times to return the collateral held immediately once the reverse repo counterparty provides substitute liquid securities or the repo matures.

24. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the six months ended June 30, 2020 and 2019. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. The Bancorp, Inc. (“TBBK”)

TBBK is identified as a related party because Daniel G. Cohen is chairman of TBBK.

As part of the Company’s broker-dealer operations, the Company from time to time purchases securities from third parties and sells those securities to TBBK. The Company may purchase securities from TBBK and ultimately sell those securities to third parties. In either of the cases listed above, the Company includes the trading revenue earned (i.e. the gain or loss realized, or commission earned) by the Company for the entire transaction in the amounts disclosed as part of net trading in the table at the end of this section.  From time to time, the Company will enter into repos with TBBK as its counterparty.  As of June 30, 2020 and December 31, 2019, the Company had no repos with TBBK.  For the three and six months ended June 30, 2020, and 2019, the Company incurred no interest expense related to repos with TBBK as its counterparty.

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

F. FinTech Acquisition Corp. III

In December 2018, the Operating LLC entered into an agreement with FinTech Acquisition Corp. III whereby the Company will provide certain accounting and administrative services.  FinTech Acquisition Corp. III is considered a related party because Daniel G. Cohen is the chief executive officer of FinTech Acquisition Corp, III and Betsy Cohen is the mother of Daniel G. Cohen and is the chairman of the board of directors of FinTech Acquisition Corp. III.  Income earned on this arrangement is disclosed in the tables below.

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

SPAC Fund

The SPAC Fund is considered a related party because it is an equity method investment of the Company.   The Company has an investment in and a management contract with the SPAC Fund.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management in the tables below.  As of June 30, 2020, the Company owned 1.79% of the equity of the SPAC Fund.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management and are shown in the tables below.  As of June 30, 2020, the Company owned 4.66% of the equity of the U.S. Insurance JV.

Insurance SPAC

The Insurance SPAC is a related party as it is an equity method investment of the Sponsor Entities, which are consolidated by the Company.  As of June 30, 2020, the Sponsor Entities owned 26.5% of the equity in the Insurance SPAC. Income earned, or loss incurred on equity method investments is included in the tables below.  The Operating LLC and the Insurance SPAC entered into an administrative services agreement, dated March 19, 2019, pursuant to which the Operating LLC and the Insurance SPAC agreed that, commencing on the date that the Insurance SPAC’s securities were first listed on the Nasdaq Capital Market through the earlier of the Insurance SPAC’s consummation of a Business Combination and its liquidation, the Insurance SPAC will pay the Operating LLC $10 per month for certain office space, utilities, secretarial support, and administrative services.  Revenue earned by the Company from the administrative services agreement is included as part of principal transactions and other income in the tables below.  The Company agreed to lend the Insurance SPAC $750 for operating and acquisition related expenses.  As of  June 30, 2020, $350  has been lent under this facility; this amount is included in due from related parties in the consolidated balance sheets.  See notes 4, 11, and 25.

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

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net trading
TBBK	$-	$2	$-	$4

Asset management
EuroDekania	-	150	-	236
SPAC Fund	97	32	50	63
U.S. Insurance JV	91	71	181	150
	$188	$253	$231	$449
Principal transactions and other income
EuroDekania	-	(10)	-	281
FinTech Acquisition Corp.	3	2	5	5
Insurance SPAC	30	31	60	35
SPAC Fund	87	25	28	49
U.S. Insurance JV	137	44	(30)	83
	$257	$92	$63	$453
Income (loss) from equity method affiliates
AOI	89	-	58	-
CK Capital	12	-	242	-
Insurance SPAC	(1,334)	(248)	(1,640)	(256)
	$(1,233)	$(248)	$(1,340)	$(256)

Operating expense (income)
Duane Morris	331	63	650	165
FinTech Masala, LLC	(11)	(6)	(22)	(12)
	$320	$57	$628	$153
Interest expense (income)
CBF	349	208	877	327
DGC Trust	482	418	1,015	808
EBC	72	48	144	95
Edward E. Cohen IRA	-	87	48	174
JKD Investor	1,028	243	1,512	521
	$1,931	$1,004	$3,596	$1,925

The following related party transactions are non-routine and are not included in the tables above.

K.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $ 84 and $ 182 for the three and six months ended June 30, 2020, respectively and $78 and $169  for the  three and six months ended June 30, 2019, respectively.

The Company leases office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio, Jr., the vice chairman of the Company’s board of directors.  The lease agreement expired in June 2020 and was subsequently amended to extend for a period of one year through June 2021.  The Company recorded $24 of rent expense related to this office space for the three months ended June 30, 2020 and 2019, respectively and $48 of rent expense for the,six months ended June 30, 2020 and 2019, respectively.

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

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	June 30, 2020	December 31, 2019
Employees & other	$423	$466
Insurance SPAC	350	-
Due from related parties	$773	$466

26. SUBSEQUENT EVENTS

In addition to Insurance Acquisition Corporation (Nasdaq: INSU), the Company is the sponsor of a second special purpose acquisition company (“SPAC II”).  SPAC II will seek to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (a “SPAC II Business Combination”) that provides insurance or insurance related services but will not be required to complete an SPAC II Business Combination with an insurance business. SPAC II has not raised any funds from investors to date. In July 2020, SPAC II filed a registration statement with the SEC and has an intent to raise $175 million.

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

●

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

●

Asset Management:    Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of June 30, 2020, we had approximately $2.63 billion in assets under management (“AUM”) of which 78.2% was in CDOs. A substantial portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

●

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

●

Our trading activities, which include execution and brokerage services, securities lending activities, riskless trading activities, as well as gains and losses (unrealized and realized) and income and expense earned on securities and derivatives classified as trading;

●	Net interest income on our matched book repo financing activities; and
●

New issue and advisory revenue comprised primarily of (a) new issue revenue associated with originating, arranging, or placing newly created financial instruments and (b) revenue from advisory services.

Asset Management:

●

Asset management fees for our on-going asset management services provided to certain Investment Vehicles, which may include fees both senior and subordinate to the securities issued in the Investment Vehicle; and

●	Incentive management fees earned based on the performance of the various Investment Vehicles.

Principal Investing:

●	Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value.

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

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of June 30, 2020,  78.2% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

COVID 19 / Impairment of Goodwill

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. The spread of COVID-19 has caused significant volatility in domestic and international markets. There is on-going uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies.  While we cannot fully assess the impact COVID-19 will have on all of our operations at this time, there are certain impacts that we have identified:

●

The unprecedented volatility of the financial markets experienced since March 2020, has caused us to operate JVB at a lower level of leverage than prior to the pandemic.  Specifically, JVB has reduced the size of its GCF repo operations and the volume of its TBA trading.  We have determined that at our pre-pandemic levels in these businesses, we were exposed to a higher level of counterparty credit risk than we should have and were experiencing too much volatility in our available liquidity to conservatively meet capital requirements and margin calls in these businesses.  We expect JVB to operate at lower volumes in both these businesses for an indefinite period of time, which could unfavorably impact the operating profitability of JVB.

●

The financial market volatility, as well as the reduction in volumes in the GCF repo and TBA businesses, that resulted from COVID-19 required us to reassess the goodwill we had recorded related to JVB under the guidance of ASC 350.  We determined that the fair value of JVB was less than the carrying value (including the goodwill).  As a result, we recorded an impairment loss of $7,883 in the six months ended June 30, 2020.  See note 12.

●

We expect that our asset management segment will also be adversely impacted by the pandemic.  While it is difficult to determine the extent of the impact at this time, we expect that raising capital for new funds may become more challenging.  Nevertheless, in July 2020, the Company was able to successfully close the PriDe III Fund with total investor commitments in excess of €375,000.  In addition, lower returns earned by funds will adversely impact our asset management fees and investors’ need for liquidity may result in reductions in AUM.

●

JVB’s mortgage group’s operations are centered on serving the financial needs of mortgage originators and institutions that invest in mortgage backed securities.  Prolonged high unemployment will most likely impact mortgage originations and demand for and supply of mortgage backed securities, which may have a significant unfavorable impact on the revenue earned by JVB’s mortgage group.

We will likely be impacted by the pandemic in other ways which we cannot yet determine.  We will continue to monitor market conditions and respond accordingly.  In April 2020, the Company applied for and received a $2,166 loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. See recent events below.

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

On March 19, 2020, ViaNova received a notice of default from LegacyTexas Bank regarding the LegacyTexas Credit Facility, stating that ViaNova’s unrestricted cash balance was less than the amount required.  Also, on March 19, 2020, ViaNova received notice from LegacyTexas Bank that the Bank had suspended funding all “Alternative” loans for all of their clients, including the RTL loans that are the subject of the LegacyTexas Credit Facility with LegacyTexas Bank.  Since March 19, 2020 ViaNova has repaid all outstanding indebtedness under the Agreement.  ViaNova stopped acquiring new RTLs and does not intend to acquire any new RTLs in the future.  As of June 30, 2020, the Company had two RTLs  and several interest strips representing a par value of $2,363 and a fair value of $2,322, including the fair value of interest strips held.  These RTLs and interest strips are included as a component of investments-trading.  The Company intends to opportunistically sell these loans if possible or allow them to mature.  The latest maturity date of the loans is January 1, 2021.   See notes 4 and 7 to our financial statements included in this Quarterly Report on Form 10-Q.

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

Paycheck Protection Program

In April 2020, we applied for and received a $2,166 loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. We have carefully considered the eligibility requirements for PPP loans as well as supplemental guidance regarding the PPP beyond the applicable statute issued from time to time by government agencies and certain government officials. We are eligible to receive a PPP loan because we have fewer than 100 employees. Further, although we are public and listed on the NYSE American stock exchange, our market capitalization is small, and we believe that we did not have access to the public capital markets at that time. In part due to the PPP loan, we do not anticipate any significant workforce reduction or reductions in compensation levels in the near future. However, we will continue to carefully monitor revenue levels to assess whether compensatory or other cost-cutting measures might be necessary. See note 17 to our financial statements included in this Quarterly Report on Form 10-Q.

Insurance SPAC

On June 29, 2020, Insurance SPAC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IAC Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of Insurance SPAC (“Merger Sub”), and Shift Technologies, Inc., a Delaware corporation (“Shift”).  The Merger Agreement provides for, among other things, the acquisition of Shift by Insurance SPAC pursuant to the proposed merger of Merger Sub with and into Shift with Shift continuing as the surviving entity and a direct wholly owned subsidiary of Insurance SPAC (the “Merger”).

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, including, among others, that (i) the Merger be approved by the Insurance SPAC’s stockholders and the Shift Stockholders; (ii) there has been no material adverse effect that is continuing with respect to Shift or Insurance SPAC since the date of the Merger Agreement; (iii) the filings of Insurance SPAC and Shift pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, if any, shall have been made and the applicable waiting period and any extension thereof will have expired or been terminated; and (iv) Insurance SPAC will have at least $5,000 of net tangible assets immediately following the closing (after giving effect to the redemption of public shares by Insurance SPAC’s public stockholders, the PIPE investment (see below) and the other transactions contemplated to occur upon the closing).  The Merger Agreement also provides that, upon consummation of the Merger, Insurance SPAC will enter into a letter agreement with our subsidiaries providing for certain board observer rights in favor of Sponsor.

Concurrently with the execution and delivery of the Merger Agreement, certain institutional accredited investors (the “PIPE Investors”), including us, entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors have committed to subscribe for and purchase up to 18,500,000 shares of Insurance SPAC Class A Common Stock (the “IAC Common Stock”) at a purchase price per share of $10.00. The purchase of IAC Common Stock by the PIPE Investors will be consummated concurrently with the closing of the Merger, subject to certain additional closing conditions that are customary for transactions of this nature.  The PIPE Subscription Agreement with us, dated June 29, 2020 (the “Subsidiary Subscription Agreement”), provides for the purchase of 200,000 shares of Insurance SPAC Common Stock by us, which number of shares may be increased by up to 1,300,000 shares of Insurance SPAC Common Stock at the our election , subject to certain limitations.  The Subsidiary Subscription Agreement also contains provisions regarding registration rights that, among other matters, requires Insurance SPAC to file with the Securities and Exchange Commission, within 15 days following the closing, a registration statement relating to the resale of the IAC Common Stock purchased by us pursuant to the Subsidiary Subscription Agreement.

Upon closing of the Merger, we currently expect the Sponsor Entities to collectively retain 375,000 placement shares and between 4,000,000 and 4,500,000 founder shares (collectively, the “Sponsor Shares”) of Insurance SPAC.  We currently consolidate the Sponsor Entities and treat our investment in Insurance SPAC as an equity method investment.  Also, upon closing of the Merger, we will reclassify our equity method investment in Insurance SPAC to other investments, at fair value and adopt fair value accounting for the investment in Insurance SPAC, resulting in an amount of principal transaction revenue derived from the (i) the final amount of Sponsor Shares retained by the Sponsor Entities; (ii) the trading share price of Insurance SPAC common equity; and (iii) fair value discounts related to the share sale restrictions on the Sponsor Shares outlined below.  Upon recognition of the principal transaction revenue described above, we will record a non-controlling interest expense equal to the amount of Sponsor Shares distributable to the non-controlling interests.  Currently, we expect 252,000 placement shares and between 2,200,000 and 2,500,000 founders shares to be distributable to the non-controlling interests. Shortly after the merger is completed, these non-controlling interest Sponsor Shares will be distributed to the non-controlling interest holders.

All of the Sponsor Shares and the shares purchased pursuant to the Subsidiary Subscription Agreement will be subject to restrictions on resale under applicable securities laws until the resale of such shares is either registered under the Securities Act of 1933 or otherwise exempt from registration.  Further, subject to certain limited exceptions, the initial placement shares and founders shares will not be transferable or salable except in accordance with the conditions set forth above.

There can be no assurance that the merger with Shift will be completed.  If it is not, and no other Business Combination is completed by the Insurance SPAC, the Sponsor Entities will likely write off their equity method investment and we will likely write off advances it has made to the Insurance SPAC. Further, even if the merger with Shift is completed, there can be no assurance that the Sponsor Shares retained above will not change significantly. See Notes 4, 11, 24 and 25 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

 Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2020 and 2019.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,		Favorable / (Unfavorable)
	2020	2019	$ Change	% Change
Revenues
Net trading	$38,567	$17,394	$21,173	122%
Asset management	3,307	3,747	(440)	(12)%
Principal transactions and other income	15	1,168	(1,153)	(99)%
Total revenues	41,889	22,309	19,580	88%

Operating expenses
Compensation and benefits	25,458	12,796	(12,662)	(99)%
Business development, occupancy, equipment	1,396	1,706	310	18%
Subscriptions, clearing, and execution	5,128	4,329	(799)	(18)%
Professional fee and other operating	3,379	2,869	(510)	(18)%
Depreciation and amortization	164	159	(5)	(3)%
Impairment of goodwill	7,883	-	(7,883)	NM
Total operating expenses	43,408	21,859	(21,549)	(99)%

Operating income / (loss)	(1,519)	450	(1,969)	(438)%

Non-operating income / (expense)

Interest expense, net	(5,686)	(3,793)	(1,893)	(50)%
Income / (loss) from equity method affiliates	(1,340)	(256)	(1,084)	(423)%
Income / (loss) before income taxes	(8,545)	(3,599)	(4,946)	(137)%
Income tax expense / (benefit)	(29)	(747)	(718)	(96)%
Net income / (loss)	(8,516)	(2,852)	(5,664)	(199)%
Less: Net income (loss) attributable to the non-controlling interest	(6,315)	(1,240)	5,075	409%
Net income / (loss) attributable to Cohen & Company Inc.	$(2,201)	$(1,612)	(589)	(37)%

Revenues

Revenues increased by $19,580, or 88% ,to $41,889 from $22,309 for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.   As discussed in more detail below, the change was comprised of (i) an increase in trading revenue of $21,173; (ii) a decrease in asset management revenue of $440; and (iii) a decrease in principal transactions and other revenue of $1,153.

Net Trading

Net trading revenue increased by $21,173, or 122%, to $38,567 for the six months ended June 30, 2020 from $17,394 for the six months ended June 30, 2019.     The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	Six Months Ended June 30,
	2020	2019	Change
Mortgage	$5,060	$2,567	$2,493
Matched book repo	14,795	3,636	11,159
High yield corporate	2,093	3,502	(1,409)
Investment grade corporate	11,170	407	10,763
Wholesale and other	5,449	7,282	(1,833)
Total	$38,567	$17,394	$21,173

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	As of June 30,		As of December 31,
	2020	2019	2019	2018
Company sponsored CDOs	$2,057,940	$2,311,484	$2,197,208	$2,386,614
Other Investment Vehicles (1)	573,467	484,003	559,382	465,665
Assets under management (2)	$2,631,407	$2,795,487	$2,756,590	$2,852,279

(1)	Other Investment Vehicles represent any investment vehicles that are not company sponsored CDOs.
(2)

In some cases, accounts we manage employ leverage.  In some cases, our fees are based on gross assets and in some cases on net assets.  AUM included herein is calculated using either the gross or net assets of each managed account or CDO based on whichever serves as the basis for our management fees.

Asset management fees decreased by $440, or 12%, to $3,307 for the six months ended June 30, 2020 from $3,747 for the six months ended June 30, 2019, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Six Months Ended June 30,
	2020	2019	Change
CDOs	$1,791	$1,853	$(62)
Other	1,516	1,894	(378)
Total	$3,307	$3,747	$(440)

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

Asset management fees from company sponsored CDOs decreased by $62 to $1,791 for the six months ended June 30, 2020 from $1,853 for the six months ended June 30, 2019. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	Six Months Ended June 30,
	2020	2019	Change
TruPS and insurance company debt - U.S.	$1,497	$1,571	$(74)
TruPS and insurance company debt - Europe	190	198	(8)
Broadly syndicated loans - Europe	104	84	20
Total	$1,791	$1,853	$(62)

The reduction in asset management fees for TruPS and insurance company debt – U.S. was a result of average AUM declining due to principal repayments on the assets in these securitizations.

The reduction in asset management fees for TruPS and insurance company debt – Europe was mostly the result of changes in foreign exchange rates.

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  During August 2019, this CLO liquidated.  The revenue earned in the six months ended June 30, 2020 represented a final portion of a contingent successful liquidation fee  earned and received by us.  No future revenue will be earned on this CLO.

Other

Other asset management revenue decreased by $378 to $1,516 for the six months ended June 30, 2020 from $1,894 for the six months ended June 30, 2019.   The decrease was primarily due to a reduction in performance fees being earned on our managed accounts during the six months ended June 30, 2020 as compared to the same period in 2019.

Principal Transactions and Other Income

Principal transactions and other income decreased by $1,153, or 99%, to $15 for the six months ended June 30, 2020, as compared to $1,168 for the six months ended June 30, 2019.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Six Months Ended June 30,
	2020	2019	Change
EuroDekania	$-	$281	$(281)
Currency hedges	-	42	(42)
CLO investments	(535)	169	(704)
IMXI	295	33	262
U.S. Insurance JV	(30)	83	(113)
SPAC Funds	28	49	(21)
Other principal investments	(52)	278	(330)
Total principal transactions	(294)	935	(1,229)

IIFC revenue share	215	221	(6)
All other income / (loss)	94	12	82
Other income	309	233	76

Total principal transactions and other income	$15	$1,168	$(1,153)

Principal Transactions

Principal transactions includes income earned or loss incurred on our investments classified as other investments, at fair value in our consolidated balance sheets.  See notes 7 and 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The CLO investments represent investments in the most junior tranche of certain CLOs.  These investments were liquidated in June 2020.  See note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

IMXI represents unrestricted and restricted equity positions of International Money Express, Inc. (NASDAQ: IMXI), a publicly traded company that resulted from the merger of Intermex Holdings, LLC and FinTech Acquisition Corp. II.  See note 18 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

The U.S. Insurance JV is a company that invests in USD denominated debt issued by small insurance and reinsurance companies and we carry our investment at its reported NAV.  Income recognized in each period is the result of changes in the underlying NAV of the fund as well as distributions received.

The SPAC Fund primarily invests in the equity of SPACs and we carry our investment at its reported NAV.  Income recognized in each period is the result of changes in the underlying NAV of the SPAC Fund as well as distributions received

Other Income

Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items. The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned in excess of certain thresholds.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $2,902.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $21,549, or 99%, to $43,408 for the six months ended June 30, 2020 from $21,859 for the six months ended June 30, 2019. As discussed in more detail below, the change was comprised of (i) an increase of $12,662 in compensation and benefits; (ii) a decrease of $310 in business development, occupancy, and equipment; (iii) an increase of $799 in subscriptions, clearing, and execution; (iv) an increase of $510 of professional fee and other operating; (v) an increase of $5 of depreciation and amortization; and (vi) impairment of goodwill of $7,883.

Compensation and Benefits

Compensation and benefits increased by $12,662, or 99%, to $25,458 for the six months ended June 30, 2020 from $12,796 for the six months ended June 30, 2019.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Six Months Ended June 30,
	2020	2019	Change
Cash compensation and benefits	$25,140	$12,433	$12,707
Equity-based compensation	318	363	(45)
Total	$25,458	$12,796	$12,662

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $12,707 to $25,140 for the six months ended June 30, 2020 from $12,433 for the six months ended June 30, 2019. The increase was due to an increase in incentive compensation that is tied to revenue and operating profitability.  Our total headcount increased from 91 at June 30, 2019 to 94 at June 30, 2020. Equity-based compensation decreased by $45 to $318 for the six months ended June 30, 2020 from $363 for the six months ended June 30, 2019.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $310, or 18%, to $1,396 for the six months ended June 30, 2020 from $1,706 for the six months ended June 30, 2019.  This was comprised of a decrease in business development of $283 and a decrease of occupancy and equipment of $27.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $799, or 18%, to $5,128 for the six months ended June 30, 2020 from $4,329 for the six months ended June 30, 2019.  The increase was comprised of an increase in subscriptions of $122 and an increase in clearing and execution costs of $677.  Clearing and execution costs increased primarily as a result of increased trading volumes.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $510, or 18%, to $3,379 for the six months ended June 30, 2020 from $2,869 for the six months ended June 30, 2019. The increase was comprised of an increase in professional fees of $476 and an increase in other operating expense of $34.

Depreciation and Amortization

Depreciation and amortization increased by $5, or 3%, to $164 for the six months ended June 30, 2020 from $159 for the six months ended June 30, 2019.

Impairment of Goodwill

We determined the financial market volatility, as well as the reduction in volumes in the GCF repo and TBA businesses that resulted from COVID-19 was a triggering event that required us to reassess the goodwill we had recorded related to JVB under the guidance of ASC 350.  We determined that the fair value of JVB was less than its carrying value (including the goodwill).  As a result, we recorded an impairment of $7,883 in the six months ended June 30, 2020.  See note 12 in our financial statements included in this Quarterly Report on Form 10-Q.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $1,893,  to $5,686 for the six months ended June 30, 2020 from $3,793 for the six months ended June 30, 2019.

INTEREST EXPENSE
(Dollars in Thousands)

	Six Months Ended June 30,
	2020	2019	Change
Junior subordinated notes	$1,573	$1,764	$(191)
2020 Senior Notes	223	-	223
2013 Convertible Notes / 2019 Senior Notes	191	269	(78)
2017 Convertible Note	744	726	18
2018 FT LOC	514	182	332
Redeemable Financial Instrument - DGC Trust / CBF	1,147	409	738
Redeemable Financial Instrument - JKD Capital Partners I LTD	1,400	521	879
Redeemable Financial Instrument - ViaNova Capital Group, LLC	(106)	(78)	(28)
	$5,686	$3,793	$1,893

See notes 16 and 17 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $1,084 to ($1,340) for the six months ended June 30, 2020  from ($256) for the six months ended June 30, 2019.  See note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $718 to income tax expense / (benefit) of ($29) for the six months ended June 30, 2020 from ($747) for the six months ended June 30, 2019.  Excluding our goodwill impairment (which is non deductible for income tax purposes), our income before income tax increased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 which resulted in an increase in income tax expense.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the six months ended June 30, 2020 and 2019 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned by us.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Six Months Ended June 30, 2020

	Wholly Owned	Other Consolidated	Total Operating LLC	Cohen &
	Subsidiaries	Subsidiaries	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(6,903)	$(1,642)	$(8,545)	$-	$(8,545)
Income tax expense / (benefit)	(17)	-	(17)	(12)	(29)
Net income / (loss) after tax	(6,886)	(1,642)	(8,528)	12	(8,516)
Other consolidated subsidiary non-controlling interest	-	(899)	(899)
Net income / (loss) attributable to the Operating LLC	(6,886)	(743)	(7,629)
Average effective Operating LLC non-controlling interest % (1)			70.99%
Operating LLC non-controlling interest			$(5,416)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Six Months Ended June 30, 2019

	Wholly Owned	Other Consolidated	Total Operating LLC	Cohen &
	Subsidiaries	Subsidiaries	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(3,343)	$(256)	$(3,599)	$-	$(3,599)
Income tax expense / (benefit)	1	-	1	(748)	(747)
Net income / (loss) after tax	(3,344)	(256)	(3,600)	748	(2,852)
Other consolidated subsidiary non-controlling interest	-	(131)	(131)
Net income / (loss) attributable to the Operating LLC	(3,344)	(125)	(3,469)
Average effective Operating LLC non-controlling interest % (1)			31.97%
Operating LLC non-controlling interest			$(1,109)

(1)

Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2020 and 2019.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Favorable / (Unfavorable)
	2020	2019	$ Change	% Change
Revenues
Net trading	$20,006	$8,670	$11,336	131%
Asset management	1,692	1,745	(53)	(3)%
Principal transactions and other income	2,421	754	1,667	221%
Total revenues	24,119	11,169	12,950	116%

Operating expenses
Compensation and benefits	11,324	6,432	(4,892)	(76)%
Business development, occupancy, equipment	640	895	255	28%
Subscriptions, clearing, and execution	2,548	2,056	(492)	(24)%
Professional fee and other operating	1,597	1,190	(407)	(34)%
Depreciation and amortization	84	78	(6)	(8)%
Total operating expenses	16,193	10,651	(5,542)	(52)%

Operating income / (loss)	7,926	518	7,408	1430%

Non-operating income / (expense)

Interest expense, net	(3,081)	(1,939)	(1,142)	(59)%
Income / (loss) from equity method affiliates	(1,233)	(248)	(985)	(397)%
Income / (loss) before income taxes	3,612	(1,669)	5,281	316%
Income tax expense / (benefit)	343	(641)	(984)	(154)%
Net income / (loss)	3,269	(1,028)	4,297	418%
Less: Net income (loss) attributable to the non-controlling interest	2,368	(618)	(2,986)	(483)%
Net income / (loss) attributable to Cohen & Company Inc.	$901	$(410)	1,311	320%

Revenues

Revenues increased by $12,950 or 116% to $24,119 for the three months ended June 30, 2020 from $11,169 for the three months ended June 30, 2019. As discussed in more detail below, the change was comprised of (i) an increase of $11,336 in net trading revenue; (ii) a decrease of  $53 in asset management revenue; and (iii) an increase of $1,667 in principal transactions and other income.

Net Trading

Net trading revenue increased by $11,336 or 131%, to $20,006 for the three months ended June 30, 2020 from $8,670 for the three months ended June 30, 2019.  The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	Three Months Ended June 30,
	2020	2019	Change
Mortgage	$2,025	$1,459	$566
Matched book repo	7,927	2,342	5,585
High yield corporate	4,089	1,502	2,587
Investment grade corporate	1,212	152	1,060
Wholesale and other	4,753	3,215	1,538
Total	$20,006	$8,670	$11,336

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

Asset management fees decreased by $53, or 3%, to $1,692 for the three months ended June 30, 2020 from $1,745 for the three months ended June 30, 2019, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Three Months Ended June 30,
	2020	2019	Change
CDOs	$822	$903	$(81)
Other	870	842	28
Total	$1,692	$1,745	$(53)

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

Asset management fees from company sponsored CDOs decreased by $81 to $822 for the three months ended June 30, 2020 from $903 for the three months ended June 30, 2019. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	Three Months Ended June 30,
	2020	2019	Change
TruPS and insurance company debt - U.S.	$729	$773	$(44)
TruPS and insurance company debt - Europe	93	90	3
Broadly syndicated loans - Europe	-	40	(40)
Total	$822	$903	$(81)

The reduction in asset management fees for TruPS and insurance company debt – U.S. was a result of average AUM declining due to principal repayments on the assets in these securitizations.

The increase in asset management fees for TruPS and insurance company debt – Europe was a result of changes in foreign exchange rates.

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  During August 2019, this CLO liquidated.   No future revenue will be earned on this CLO.

Other

Other asset management revenue increased by $28 to $870 for the three months ended June 30, 2020 from $842 for the three months ended June 30, 2019.   The increase was primarily due to an increase in AUM during the three months ended June 30, 2020 as compared to the same period in 2019.

Principal Transactions and Other Income

Principal transactions and other income increased by $1,667, or 221%, to $2,421 for the three months ended June 30, 2020, as compared to $754 for the three months ended June 30, 2019.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Three Months Ended June 30,
	2020	2019	Change
EuroDekania	$-	$(11)	$11
Currency hedges	-	2	(2)
CLO investments	(10)	96	(106)
IMXI	2,046	151	1,895
U.S. Insurance JV	137	44	93
SPAC Funds	87	25	62
Other principal investments	44	278	(234)
Total principal transactions	2,304	585	1,719

IIFC revenue share	99	125	(26)
All other income / (loss)	18	44	(26)
Other income	117	169	(52)

Total principal transactions and other income	$2,421	$754	$1,667

Principal Transactions

Principal transactions includes income earned or loss incurred on our investments classified as other investments, at fair value in our consolidated balance sheets.  See notes 7 and 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The CLO investments represent investments in the most junior tranche of certain CLOs.  These investments were liquidated in June 2020.  See note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

IMXI represents unrestricted and restricted equity positions of International Money Express, Inc. (NASDAQ: IMXI), a publicly traded company that resulted from the merger of Intermex Holdings, LLC and FinTech Acquisition Corp. II.  See note 18 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

The U.S. Insurance JV is a company that invests in USD denominated debt issued by small insurance and reinsurance companies and we carry our investment at its reported NAV.  Income recognized in each period is the result of changes in the underlying NAV of the fund as well as distributions received

The SPAC Fund primarily invests in the equity of SPACs and we carry our investment at its reported NAV.  Income recognized in each period is the result of changes in the underlying NAV of the SPAC Fund as well as distributions received

Other Income

Other income / (loss) is comprised of certain ongoing revenue share arrangements as well as other miscellaneous operating income items. The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned in excess of certain thresholds.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $2,902.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $5,542, or 52%, to $16,193 for the three months ended June 30, 2020 from $10,651 for the three months ended June 30, 2019. As discussed in more detail below, the change was comprised of (i) an increase of $4,892 in compensation and benefits; (ii) a decrease of $255 in business development, occupancy, and equipment; (iii) an increase of $492 in subscriptions, clearing, and execution; (iv) an increase of $407 of professional fee and other operating; and (v) an increase of $6 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $4,892, or 76%, to $11,324 for the three months ended June 30, 2020 from $6,432 for the three months ended June 30, 2019.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Three Months Ended June 30,
	2020	2019	Change
Cash compensation and benefits	$11,164	$6,242	$4,922
Equity-based compensation	160	190	(30)
Total	$11,324	$6,432	$4,892

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $4,922 to $11,164 for the three months ended June 30, 2020 from $6,242 for the three months ended June 30, 2019.  The increase was due to an increase in incentive compensation that is tied to revenue and operating profitability.  Our total headcount increased from 91 at June 30, 2019 to 94 at June 30, 2020..  Equity-based compensation decreased by $30 to $160 for the three months ended June 30, 2020 from $190 for the three months ended June 30, 2019.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $255, or 28%, to $640 for the three months ended June 30, 2020 from $895 for the three months ended June 30, 2019.  This decrease was comprised of a decrease in business development of $233 and a decrease in occupancy and equipment of $22.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $492, or 24%, to $2,548 for the three months ended June 30, 2020 from $2,056 for the three months ended June 30, 2019.  The increase was comprised of an increase in subscriptions of $40 and an increase in clearing and execution costs of $452.  Clearing and execution costs increased primarily as a result of increased trading volumes.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $407, or 34%, to $1,597 for the three months ended June 30, 2020 from $1,190 for the three months ended June 30, 2019. The increase was comprised of an increase in professional fees of $386 and an increase in other operating expense of $21.

Depreciation and Amortization

Depreciation and amortization increased by $6, or 8%, to $84 for the three months ended June 30, 2020 from $78 for the three months ended June 30, 2019.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $1,142, to $3,081 for the three months ended June 30, 2020 from $1,939 for the three months ended June 30, 2019.

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended June 30,
	2020	2019	Change
Junior subordinated notes	$752	$885	$(133)
2020 Senior Notes	134	-	134
2013 Convertible Notes / 2019 Senior Notes	72	135	(63)
2017 Convertible Note	373	366	7
2018 FT LOC	362	90	272
Redeemable Financial Instrument - DGC Trust / CBF	457	261	196
Redeemable Financial Instrument - JKD Capital Partners I LTD	960	243	717
Redeemable Financial Instrument - ViaNova Capital Group, LLC	(29)	(41)	12
	$3,081	$1,939	$1,142

See notes 16 and 17 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $985 to ($1,233) for the three months ended June 30, 2020 from ($248) for the three months ended June 30, 2019.  See note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $984 to income tax expense / (benefit) of $343 for the six months ended June 30, 2020 from ($641) for the three months ended June 30, 2019.  Our income before income tax increased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 which resulted in an increase in income tax expense.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended June 30, 2020 and 2019 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned by us.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended June 30, 2020

	Wholly Owned	Other Consolidated	Total Operating LLC	Cohen &
	Subsidiaries	Subsidiaries	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$4,947	$(1,335)	$3,612	$-	$3,612
Income tax expense / (benefit)	(42)	-	(42)	385	343
Net income / (loss) after tax	4,989	(1,335)	3,654	(385)	3,269
Other consolidated subsidiary non-controlling interest	-	(739)	(739)
Net income / (loss) attributable to the Operating LLC	4,989	(596)	4,393
Average effective Operating LLC non-controlling interest % (1)			70.73%
Operating LLC non-controlling interest			$3,107

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended June 30, 2019

	Wholly Owned	Other Consolidated	Total Operating LLC	Cohen &
	Subsidiaries	Subsidiaries	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(1,421)	$(248)	$(1,669)	$-	$(1,669)
Income tax expense / (benefit)	(7)	-	(7)	(634)	(641)
Net income / (loss) after tax	(1,414)	(248)	(1,662)	634	(1,028)
Other consolidated subsidiary non-controlling interest	-	(127)	(127)
Net income / (loss) attributable to the Operating LLC	(1,414)	(121)	(1,535)
Average effective Operating LLC non-controlling interest % (1)			31.99%
Operating LLC non-controlling interest			$(491)

(1)

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

On March 19, 2018, the Company entered into a letter agreement (the “10b-5 Plan”) with Sandler O’Neill & Partners, L.P. (the “Agent”).   The 10b-5 Plan was in effect from March 19, 2018 until March 19, 2019 and was not renewed. Pursuant to the 10b5-1 Plan, the Agent agreed to use its commercially reasonable efforts to purchase , on the Company’s behalf, up to an aggregate maximum of $2,000 of Common Stock on any day that the NYSE American Stock Exchange was open for business.   Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and had to comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan is designed to comply with Rule 10b5-1 under the Exchange Act. During the six months ended June 30, 2019, we repurchased 7,890 shares in the open market under the 10b5-1 Plan for a total purchase price of $65. All of the repurchases noted above were completed using cash on hand.

During the six months ended June 30, 2020:

●	We drew on the 2019 FT Revolver in the amount of $17,500.
●	We raised $4,500 in proceeds from issuance of the 2020 Senior Notes.
●	We received a PPP Loan of $2,166.
●	We repaid $4,386 of the 2019 Senior Notes.
●	We repaid $4,777 of the LegacyTexas Credit Facility.

During the six months ended June 30, 2019:

●	We drew $1,210 of the LegacyTexas Credit Facility
●	We raised $1,268 of proceeds from redeemable financial instruments
●	We raised $2,550 by issuing equity of the Sponsor Entities to third parties.

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

(6)              To fund potential repurchases of Common Stock.  The Company has opportunistically repurchased Common Stock in private transactions as well as through its 10b5-1 Plan.  See note 18 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

As of June 30, 2020 and December 31, 2019, we maintained cash and cash equivalents of $ 235,018 and $ 8,304, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

.	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities	$209,225	$(8,613)
Cash flow from investing activities	2,627	3,500
Cash flow from financing activities	14,887	4,103
Effect of exchange rate on cash	(25)	(19)
Net cash flow	226,714	(1,029)
Cash and cash equivalents, beginning	8,304	14,106
Cash and cash equivalents, ending	$235,018	$13,077

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Six Months Ended June 30, 2020

As of June 30, 2020, our cash and cash equivalents were $ 235,018, representing an increase of $ 226,714 from December 31, 2019. The increase was attributable to cash provided by operating activities of $ 209,225, cash provided by investing activities of $ 2,627, cash provided by financing activities of $ 14,887, and the decrease in cash caused by the change in exchange rates of $ 25.

The cash provided by operating activities of $ 209,225 was comprised of (a) net cash inflows of $ 256,867 related to working capital fluctuations; (b) net cash outflows of $ 49,497 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash inflows from other earnings items of $ 1,855 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, equity based compensation, depreciation and amortization, impairment of goodwill, and amortization of discount on debt).

As part of our matched book repo operations, we enter into reverse repos with counterparties whereby we lend money and receive securities as collateral.  In accordance with ASC 860, the collateral securities are not recorded in our consolidated balance sheets.  However, from time to time we will hold cash instead of securities as collateral for these transactions.  When we are provided cash as collateral for reverse repo transactions, we will make an entry to increase our cash and cash equivalents and to increase our other liabilities for the amount of cash received.  There are two main reasons we may receive collateral in the form of cash as opposed to securities.  First, when the value of the collateral securities we have in our possession decline, we will require the counterparty to provide us with additional collateral.  We will accept either cash or additional liquid securities.  Often, our counterparties will provide us with cash as they may not have liquid securities readily available.  Second, from time to time, our counterparties require a portion of the collateral securities in our possession returned to them for operating purposes.  In such instances, the counterparty may not have substitute liquid securities available and will often provide us with cash as collateral instead.  It is important to note that when we receive cash as collateral, it is temporary in nature and we have an obligation to return that cash when the counterparty provides substitute liquid securities as collateral or otherwise satisfies their associated reverse repo obligation.  We are generally required to return any cash collateral the same business day that we receive substitute securities.  The amount of cash we receive as collateral for our repo operations is volatile and therefore both our cash and cash equivalents balance and our cash provided by and used in operations are volatile as they are both impacted. These amounts can be large and very volatile and should be taken into account when analyzing our cash flow from operations.

As of June 30, 2020, and December 31, 2019, we had counterparty cash collateral of $218,731 and $9,524, respectively, which were included in both our cash and cash equivalents and other liability balances, respectively.  Accordingly, included in our cash provided by operating activities of $ 209,225 during the six months ended June 30, 2020 is an inflow of $209,207 as a result of this increase in cash collateral held.  We have no legal or contractual obligation to segregate this cash collateral held and therefore it is included as a component of our cash and cash equivalents in our consolidated balance sheets.  However, it is not available for use in our general operations as we must stand ready at all times to return the collateral held immediately once the reverse repo counterparty provides substitute liquid securities or the repo matures.

The cash provided by investing activities of $ 2,627 was comprised of (a) $4,959 of cash received from sales and returns of principal from other investments, at fair value; partially offset by (b) $119 of cash used to purchase other investments, at fair value; (c) $2,097 of cash used for investments in equity method affiliates; and (d) $116 of cash used to purchase furniture and equipment.

The cash provided by financing activities of $ 14,887 was comprised of (a) $17,500 proceeds from the 2019 FT Revolver; (b) $2,166 in proceeds from the PPP loan; and (c) $4,500 in proceeds from issuance of the 2020 Senior Notes; partially offset by (d) $9,163 of repayment of debt, (e) $54 of cash used to net settle equity awards, and (f) $62 in cash used to pay dividends on vested shares.

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

The cash provided by financing activities of $4,103 was comprised of (a) $1,268 in proceeds from redeemable financial instruments; (b) $2,550 in proceeds from the issuance of non-controlling interests; and (c) $1,210 in proceeds from draws on the LegacyTexas Credit Facility; partially offset by (d) $128 in cash used to net settle equity awards; (e) $65 in cash used to purchase and retire Common Stock; (f) $213 in cash used for non-controlling interest distributions and (g) $519 in cash used to pay dividends

Regulatory Capital Requirements

We have three subsidiaries that are licensed securities dealers: JVB in the United States, CCFL in the United Kingdom, and CCFEL in Ireland. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. Our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA and our Ireland-based subsidiary, CCFEL, is subject to the regulatory supervision and requirements of the CBI.  The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at June 30, 2020 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)

United States	$608
Europe	817
Total	$1,425

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at June 30, 2020, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $69,874. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Restrictions of Distributions of Capital from JVB

As of June 30, 2020, our total equity on a consolidated basis was $40,379.  However, the total equity of JVB was $99,759.  Therefore, all of our other subsidiaries and Cohen & Company, Inc. on a stand-alone basis have an equity deficit of $59,380.  Furthermore, during the six months ended June 30, 2020, JVB generated income before income tax expense of $10,654 while our consolidated net loss was $8,545 (including goodwill impairment of $7,883).  Therefore, all of our other subsidiaries and Cohen & Company, Inc. on a stand-alone basis had a combined net loss before income tax expense / (benefit) of $19,199 (including goodwill impairment of $7,883 recorded outside of JVB) for the six months ended June 30, 2020.  We are dependent on taking distributions of income (and potentially returns of capital) from JVB to satisfy the cash needs as a result of the loss incurred outside of JVB or to satisfy other obligations that come due outside of JVB.  However, we are subject to significant limitations on our ability to make distributions from JVB.  These limitations include limitations imposed by FINRA under rule 15c3-1 (described immediately above) and limitations under our line of credit with FT Bank (see note 17 to our consolidated financial statements included in this Quarterly Report on Form 10-Q).  Furthermore, counterparties to JVB have their own internal counterparty credit requirements.  The specific requirements are not generally shared with us.  However, if we take too much in capital distributions from JVB (beyond its net income), we may not be able to trade with certain counterparties which may cause JVB’s operations to deteriorate.

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

Our clearing agencies provide securities financing arrangements including margin arrangements and securities borrowing and lending arrangements. These arrangements generally require us to transfer additional securities or cash to the clearing agency in the event the value of the securities then held by the clearing agency in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under such agreements.  An event of default under the clearing agreement would give our counterparty the option to terminate our clearing arrangement. Any amounts owed to the clearing agency would be immediately due and payable. These obligations are recourse to us. Furthermore, a termination of our clearing arrangements would result in a significant disruption to our business and would have a significant negative impact on our dealings and relationship with our customers.  The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the six months ended June 30, 2020 and the twelve months ended December 31, 2019 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Six Months Ended June 30, 2020	For the Twelve Months Ended December 31, 2019
Receivables under resale agreements
Period end	$5,504,667	$7,500,002
Monthly average	6,987,310	6,458,757
Maximum month end	8,945,403	7,500,002
Securities sold under agreements to repurchase
Period end	$5,524,758	$7,534,443
Monthly average	7,026,453	6,501,691
Maximum month end	8,960,197	7,534,443

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

DETAIL OF DEBT
(Dollars in Thousands)

	As of	As of	Interest
Description	June 30, 2020	December 31, 2019	Rate Terms	Interest (4)	Maturity
Non-convertible debt:
12.00% senior note (the "2020 Senior Note")	$4,500	$-	Fixed	12.00%	January 2022
12.00% senior note (the "2019 Senior Note")	2,400	6,786	Fixed	12.00%	September 2020 (1)
PPP Loan	2,166	-	Fixed	1.00%	May 2022
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	15,000	15,000	Fixed	8.00%	March 2022 (2)
Less unamortized debt issuance costs	(557)	(703)
	14,443	14,297
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	4.76%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	5.52%	March 2035
Less unamortized discount	(24,925)	(25,124)
	23,200	23,001
FT Financial Bank, N.A. Credit Facility	17,500	-	Variable	N/A	April 2021
LegacyTexas Credit Facility	-	4,777	Variable	N/A	NA
Total	$64,209	$48,861

(1)          On September 25, 2019, we amended the previously outstanding 2013 Convertible Notes which were scheduled to mature September 25, 2019.  The material terms and conditions of the 2013 Convertible Notes remained substantially the same, except that (i) the maturity date changed from September 25, 2019 to September 25, 2020; (ii) the conversion feature in the 2013 Convertible Notes was removed; (iii) the interest rate changed from 8% per annum (9% in the event of certain events of default) to 12% per annum (13% in the event of certain events of default); and (iv) the restrictions regarding prepayment were removed.  The post-amendment notes are referred to as the “2019 Senior Notes” and the pre-amendment notes are referred to herein as the “2013 Convertible Notes.”

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

(3)          The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.    When factoring in the discount, the yield to maturity of the junior subordinated notes as of June 30, 2020 on a combined basis is 14.31% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(4)          Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

We had the following sources of financing that we account for as redeemable financial instruments.  See note 16 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in thousands)

	As of June 30, 2020	As of December 31, 2019
JKD Capital Partners I LTD	$7,957	$7,957
DGC Trust / CBF	8,500	8,500
ViaNova Capital Group LLC	421	526
Total	$16,878	$16,983

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 15 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of June 30, 2020.

Contractual Obligations

The table below summarizes our significant contractual obligations as of June 30, 2020 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 2017 Convertible Note is not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements.

CONTRACTUAL OBLIGATIONS
June 30, 2020
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$ 8,731	$ 1,347	$ 1,820	$ 1,961	$ 3,603
Maturity of 2020 Senior Notes	4,500	-	4,500	-	-
Interest on 2020 Senior Notes	858	540	318	-	-
Maturity of 2019 Senior Notes	2,400	2,400	-	-	-
Interest on 2019 Senior Notes	68	68	-	-	-
Maturity of 2017 Convertible Note (1)	15,000	-	15,000	-	-
Interest on 2017 Convertible Note (1)	2,331	1,200	1,131	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	36,468	2,230	4,461	6,691	23,086
Redeemable Financial Instrument - JKD Capital Partners 1 (3)	7,957	7,957	-	-	-
Redeemable Financial Instrument - DGC Trust / CBF (3)	8,500	8,500	-	-	-
Redeemable Financial Instrument - ViaNova (3)	421	421	-	-	-
Minimum variable payment due on Redeemable Financial Instruments (4)	80	80	-	-	-
Other Operating Obligations (5)	4,221	2,380	1,652	189	-
	$ 139,660	$ 27,123	$ 28,882	$ 8,841	$ 74,814
(1)	Assumes the 2017 Convertible Note is not converted prior to maturity.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 4.76% (based on a 90-day LIBOR rate in effect as of June 30, 2020 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 4.46% (based on a 90-day LIBOR rate in effect as of June 30, 2020 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended June 30, 2020, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of June 30, 2020, we would incur a loss of $3,186 if the yield curve rises 100 bps across all maturities and a gain of $3,176 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of June 30, 2020, our equity price sensitivity was $829 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of June 30, 2020, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $656. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,820 as of June 30, 2020.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2020. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at June 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Incorporated by reference to the headings titled “Legal and Regulatory Proceedings” in note 21 to the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of individuals infected with COVID-19. All states have declared states of emergency. Similar impacts have been experienced in every country in which we do business. Impacts to our business could be widespread and global, and material impacts may be possible, including the following:

●	Our employees contracting COVID-19;
●	Reductions in our operating effectiveness as our employees work from home or disaster-recovery locations;
●	Unavailability of key personnel necessary to conduct our business activities;
●	Unprecedented volatility in global financial markets;
●	Reductions in revenue across our operating businesses;
●	Closure of our offices or the offices of our clients; and
●	De-globalization.

While the Company cannot fully assess the impact COVID-19 will have on all of its operations, at this time, there are certain impacts that the Company has identified:

●

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

●

The financial market volatility, as well as the reduction in volumes in the GCF repo and TBA businesses, that resulted from COVID-19 required the Company to reassess the goodwill it had recorded related to JVB. The Company determined that the fair value of JVB was less than the carrying value (including the goodwill). As a result, the Company recorded an impairment loss of $7.9 million in the three months ended June 30, 2020.

●

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

●

The Company’s mortgage group’s operations are centered on serving the financial needs of mortgage originators and institutions that invest in mortgage backed securities. Prolonged high unemployment will most likely impact mortgage originations and demand for and supply of mortgage backed securities, which may have a significant impact on the revenue earned by JVB’s mortgage group.

●

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

Issuer Purchases of Equity Securities

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Cohen & Company Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2020).

10.2	U.S. Small Business Association Note, dated May 4, 2020, issued by Cohen & Company, LLC to Fifth Third Bank, National Association, in the aggregate principal amount of $2,165,600 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2020).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2020 and 2019, (iii) the Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN
Lester R. Brafman
Date: August 7, 2020		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: August 7, 2020		Executive Vice President, Chief Financial Officer, and Treasurer