Form 10-Q
period 2020-09-30
Cohen & Co Inc.
filed 2020-11-06
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 2, 2020, there were 1,375,907, shares of common stock ($0.01 par value per share) of Cohen & Company Inc. (“Common Stock”) outstanding.

Cohen & Company Inc.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2020

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

These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

●	integration of operations;
●	business strategies;
●	growth opportunities;
●	competitive position;
●	market outlook;
●	expected financial position;
●	expected results of operations;
●	future cash flows;
●	financing plans;
●	plans and objectives of management;
●	tax treatment of the business combinations;
●	INSU Acquisition Corp. II, a blank check company that will seek to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses and of which the Company is a sponsor;
●	fair value of assets; and
●	any other statements regarding future growth, future cash needs, future operations, business plans, future financial results, and any other statements that are not historical facts.

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
●

a lack of liquidity, i.e., ready access to funds for use in our businesses, including the availability of securities financing from our clearing agency and the Fixed Income Clearing Corporation (the “FICC”); or the availability of financing at prohibitive rates;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2020
	(unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$129,266	$8,304
Receivables from brokers, dealers, and clearing agencies	61,581	96,132
Due from related parties	958	466
Other receivables	3,582	46,625
Investments-trading	237,271	307,852
Other investments, at fair value	22,452	14,864
Receivables under resale agreements	6,055,291	7,500,002
Investments in equity method affiliates	7,776	3,799
Goodwill	109	7,992
Right-of-use asset - operating leases	6,340	7,155
Other assets	2,925	8,433
Total assets	$6,527,551	$8,001,624

Liabilities
Payables to brokers, dealers, and clearing agencies	$139,084	$241,261
Accounts payable and other liabilities	130,450	20,295
Accrued compensation	10,155	4,046
Trading securities sold, not yet purchased	54,619	77,947
Securities sold under agreements to repurchase	6,058,998	7,534,443
Deferred income taxes	781	1,339
Lease liability - operating leases	6,824	7,693
Redeemable financial instruments	14,457	16,983
Debt	64,400	48,861
Total liabilities	6,479,768	7,952,868

Commitments and contingencies (See note 21)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 60,000,000 shares authorized, 27,413,098 shares issued and outstanding, respectively	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,204,110 and 1,193,624 shares issued and outstanding, respectively, including 86,566 and 73,715 unvested or restricted share awards, respectively	12	12
Additional paid-in capital	67,675	68,714
Accumulated other comprehensive loss	(883)	(915)
Accumulated deficit	(35,092)	(34,519)
Total stockholders' equity	31,739	33,319
Non-controlling interest	16,044	15,437
Total equity	47,783	48,756
Total liabilities and equity	$6,527,551	$8,001,624

(

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Net trading	$16,957	$8,479	$55,524	$25,873
Asset management	1,631	2,018	4,938	5,765
New issue and advisory	500	250	500	250
Principal transactions and other income	2,768	520	2,783	1,688
Total revenues	21,856	11,267	63,745	33,576

Operating expenses
Compensation and benefits	10,965	7,017	36,423	19,813
Business development, occupancy, equipment	641	770	2,037	2,476
Subscriptions, clearing, and execution	2,242	2,403	7,370	6,732
Professional fee and other operating	1,851	1,440	5,230	4,309
Depreciation and amortization	85	80	249	239
Impairment of goodwill	-	-	7,883	-
Total operating expenses	15,784	11,710	59,192	33,569

Operating income (loss)	6,072	(443)	4,553	7

Non-operating income (expense)
Interest expense, net	(1,952)	(1,536)	(7,638)	(5,329)
Income (loss) from equity method affiliates	(1,371)	(109)	(2,711)	(365)
Income (loss) before income tax expense (benefit)	2,749	(2,088)	(5,796)	(5,687)
Income tax expense (benefit)	(594)	(170)	(623)	(917)
Net income (loss)	3,343	(1,918)	(5,173)	(4,770)
Less: Net income (loss) attributable to the non-controlling interest	1,688	(702)	(4,627)	(1,942)
Net income (loss) attributable to Cohen & Company Inc.	$1,655	$(1,216)	$(546)	$(2,828)
Income (loss) per share data (see note 20)
Income (loss) per common share-basic:
Basic income (loss) per common share	$1.44	$(1.06)	$(0.47)	$(2.48)
Weighted average shares outstanding-basic	1,146,941	1,143,909	1,151,321	1,140,328
Income (loss) per common share-diluted:
Diluted income (loss) per common share	$1.19	$(1.06)	$(0.48)	$(2.48)
Weighted average shares outstanding-diluted	5,115,583	1,676,318	3,951,163	1,672,737

Dividends declared per common share	$-	$-	$-	$0.40

Comprehensive income (loss)
Net income (loss)	$3,343	$(1,918)	$(5,173)	$(4,770)
Other comprehensive income (loss) item:
Foreign currency translation adjustments, net of tax of $0	98	(152)	35	(127)
Other comprehensive income (loss), net of tax of $0	98	(152)	35	(127)
Comprehensive income (loss)	3,441	(2,070)	(5,138)	(4,897)
Less: comprehensive income (loss) attributable to the non-controlling interest	1,761	(749)	(4,599)	(1,982)
Comprehensive income (loss) attributable to Cohen & Company Inc.	$1,680	$(1,321)	$(539)	$(2,915)

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Nine Months Ended September 30, 2020
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Preferred Stock	Common Stock	Paid-In Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2019	$27	$12	$68,714	$(34,519)	$(915)	$33,319	$15,437	$48,756
Net loss	-	-	-	(3,102)	-	(3,102)	(8,683)	(11,785)
Other comprehensive income / (loss)	-	-	-	-	(29)	(29)	(71)	(100)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(123)	-	8	(115)	115	-
Equity-based compensation and vesting of shares	-	-	46	-	-	46	112	158
Shares withheld for employee taxes	-	-	(15)	-	-	(15)	(39)	(54)
Dividends/Distributions	-	-	-	(27)	-	(27)	(35)	(62)
March 31, 2020	$27	$12	$68,622	$(37,648)	$(936)	$30,077	$6,836	$36,913
Net income	-	-	-	901	-	901	2,368	3,269
Other comprehensive income / (loss)	-	-	-	-	11	11	26	37
Equity-based compensation and vesting of shares	-	-	47	-	-	47	113	160
June 30, 2020	$27	$12	$68,669	$(36,747)	$(925)	$31,036	$9,343	$40,379
Net income	-	-	-	1,655	-	1,655	1,688	3,343
Other comprehensive income / (loss)	-	-	-	-	25	25	73	98
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(294)		17	(277)	277	-
Equity-based compensation and vesting of shares	-	-	46	-	-	46	113	159
Purchase and retirement of Common Stock	-	-	(746)	-	-	(746)	-	(746)
Investment in non-controlling interest	-	-	-	-	-	-	4,550	4,550
September 30, 2020	$27	$12	$67,675	$(35,092)	$(883)	$31,739	$16,044	$47,783

	Cohen & Company Inc.
	Nine Months Ended September 30, 2019
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Preferred Stock	Common Stock	Paid-In Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2018	$5	$12	$68,591	$(31,926)	$(908)	$35,774	$6,664	$42,438
Net loss	-	-	-	(1,202)	-	(1,202)	(622)	(1,824)
Other comprehensive income	-	-	-	-	6	6	3	9
Cumulative effect adjustment - adoption of ASU 2016-02	-	-	-	(20)	-	(20)	-	(20)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	133	-	(14)	119	(119)	-
Equity-based compensation and vesting of shares	-	-	117	-	-	117	55	172
Shares withheld for employee taxes	-	-	(87)	-	-	(87)	(41)	(128)
Purchase and retirement of Common Stock	-	-	(65)	-	-	(65)	-	(65)
Investment in non-controlling interest	-	-	-	-	-	-	2,550	2,550
Dividends/Distributions	-	-	-	(290)	-	(290)	(106)	(396)
March 31, 2019	$5	$12	$68,689	$(33,438)	$(916)	$34,352	$8,384	$42,736
Net loss	-	-	-	(410)	-	(410)	(618)	(1,028)
Other comprehensive income	-	-	-	-	12	12	4	16
Equity-based compensation and vesting of shares	-	-	130	-	-	130	62	192
Dividends/Distributions	-	-	-	(229)	-	(229)	(107)	(336)
June 30, 2019	$5	$12	$68,819	$(34,077)	$(904)	$33,855	$7,725	$41,580
Net loss	-	-	-	(1,216)	-	(1,216)	(702)	(1,918)
Other comprehensive income	-	-	-	-	(105)	(105)	(47)	(152)
Equity-based compensation and vesting of shares	-	-	130	-	-	130	60	190
September 30, 2019	$5	$12	$68,949	$(35,293)	$(1,009)	$32,664	$7,036	$39,700

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income (loss)	$(5,173)	$(4,770)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	477	554
Accretion of income on other investments, at fair value	(124)	(368)
Realized loss (gain) on other investments, at fair value	(636)	1,451
Change in unrealized (gain) loss on other investments, at fair value	(672)	(2,330)
(Income) / loss from equity method affiliates	2,711	365
Depreciation and amortization	249	239
Impairment of goodwill	7,883	-
Amortization of discount on debt	536	396
Deferred tax provision (benefit)	(558)	(917)
Change in operating assets and liabilities, net:
Change in receivables from / payables to brokers, dealers, and clearing agencies	(67,626)	(41,065)
Change in receivables from / payables to related parties, net	(492)	476
(Increase) decrease in other receivables	43,043	6,141
(Increase) decrease in investments-trading	70,581	57,307
(Increase) decrease in receivables under resale agreement	1,444,711	579,311
(Increase) decrease in other assets	3,977	(710)
Increase (decrease) in accounts payable and other liabilities	109,065	(1,386)
Increase (decrease) in accrued compensation	6,109	(1,590)
Increase (decrease) in trading securities sold, not yet purchased	(23,328)	(30,106)
(Increase) decrease in securities sold under agreement to repurchase	(1,475,445)	(572,150)
Net cash provided by (used in) operating activities	115,288	(9,152)
Investing activities
Purchase of other investments, at fair value	(18,519)	(1,168)
Sales and returns of principal-other investments, at fair value	14,606	9,291
Investment in equity method affiliate	(6,688)	(3,775)
Purchase of furniture, equipment, and leasehold improvements	(146)	(94)
Net cash provided by (used in) investing activities	(10,747)	4,254
Financing activities
Proceeds from draws on revolving credit facility	17,500	2,159
Proceeds from PPP loan	2,166	-
Proceeds from non-convertible debt	4,500	-
Repayment of debt	(9,163)	-
Proceeds from redeemable financial instruments	-	1,268
Repayments of redeemable financial instruments	(2,421)
Cash used to net share settle equity awards	(54)	(128)
Purchase and retirement of Common Stock	(746)	(65)
Proceeds from non-controlling interest investment	4,550	2,550
Non-controlling interest distributions	(35)	(213)
Cohen & Company Inc. dividends	(27)	(519)
Net cash provided by (used in) financing activities	16,270	5,052
Effect of exchange rate on cash	151	(130)
Net increase (decrease) in cash and cash equivalents	120,962	24
Cash and cash equivalents, beginning of period	8,304	14,106
Cash and cash equivalents, end of period	$129,266	$14,130

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

The Company

The Company is a financial services company specializing in fixed income markets. As of September 30, 2020, the Company had $2.65 billion in assets under management (“AUM”) of which 77.4%, or $2.05 billion, was in collateralized debt obligations (“CDOs”). The remaining portion of AUM is from a diversified mix of Investment Vehicles (as defined herein).

In these financial statements, the “Company” refers to Cohen & Company Inc. and its subsidiaries on a consolidated basis. Cohen & Company, LLC or the “Operating LLC” refers to the main operating subsidiary of the Company.  “Cohen Brothers” refers to the pre-AFN Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “Cohen & Company Inc.” is used, it is referring to the parent company itself. “JVB Holdings” refers to J.V.B. Financial Holdings, LLC; “JVB” refers to J.V.B. Financial Group LLC, a broker-dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom; “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a subsidiary regulated by the Central Bank of Ireland in Ireland; and “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that was externally managed by CCFL.

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

Principal Investing: The Company’s Principal Investing business segment is comprised of investments that the Company holds related to its SPAC franchise and other investments the Company has made for the purpose of earning an investment return rather than investments made to support the Company’s trading, matched book repo, or other Capital Markets business segment activities.  These investments are included in the Company’s other investments, at fair value and investments in equity method affiliates in the Company’s consolidated balance sheets.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment. The amendments in this ASU eliminate Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The Company adopted the provisions of ASU 2017-04, effective January 1, 2020.  The Company recorded an impairment of goodwill for the nine months ended September 30, 2020.  See note 12.  This impairment charge was not the result of the adoption of ASU 2017-04.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the burden in accounting for reference rate reform by providing optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.  The ASU is intended to help stakeholders during the global market-wide reference rate transition period and will be in effect for a limited time through December 31, 2022. The Company’s adoption of the provisions of ASU 2020-04, effective March 12, 2020 did not have an effect on the Company’s consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40):  Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.  This ASU simplifies accounting for convertible instruments by removing major separation models currently required.  The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception.  The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the debt was assumed in the AFN Merger and recorded at fair value as of that date. As of September 30, 2020 and December 31, 2019, the fair value of the Company’s debt was estimated to be $81,638 and $58,635, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the value hierarchy.

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

4. OTHER RECENT BUSINESS TRANSACTIONS OR EVENTS

Insurance Acquisition Corporation ("Insurance SPAC")

The Operating LLC is the manager of Insurance Acquisition Sponsor, LLC (“IAS”) and Dioptra Advisors, LLC (“Dioptra,” and, together with IAS, the “Sponsor Entities”). The Sponsor Entities were sponsors of Insurance Acquisition Corp. ("Insurance SPAC"), a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

On June 29, 2020, Insurance SPAC entered into an Agreement and Plan of Merger (the “Insurance SPAC Merger Agreement”) with IAC Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of Insurance SPAC (“Insurance SPAC Merger Sub”), and Shift Technologies, Inc., a Delaware corporation (“Shift”).  On October 13, 2020, Insurance SPAC Merger Sub was merged (the "Insurance SPAC Merger") with and into Shift.  In connection with the Insurance SPAC Merger, the Insurance SPAC changed its name from "Insurance Acquisition Corp." to "Shift Technologies, Inc." and, on October 15, 2020, the Insurance SPAC's Nasdaq trading symbol changed from "INSU" to "SFT."  The Insurance SPAC Merger was approved by the Insurance SPAC's stockholders at a special meeting of stockholders on October 13, 2020.

Upon the Closing, the Sponsor Entities held 375,000 shares of SFT’s Class A Common Stock, par value $0.0001 per share (“SFT Class A Common Stock”), and 187,500 warrants (“SFT Warrants”) to purchase an equal number of shares of SFT Class A Common Stock for $11.50 per share (such SFT Class A Common Stock and SFT Warrants, collectively, the “Placement Securities”) as a result of the 375,000 placement units which the Sponsor Entities had purchased in a private placement that occurred simultaneously with the Insurance SPAC’s initial public offering on March 22, 2019.  Further, upon the Closing, the Sponsor Entities collectively held an additional 4,497,525 shares of SFT Class A Common Stock as a result of its previous purchase of founder shares of the Insurance SPAC (collectively, the “Founder Shares,” and, together with the Placement Securities, the “Sponsor Shares”).

The Company currently consolidates the Sponsor Entities and previously treated its investment in the Insurance SPAC as an equity method investment.  Effective upon the Closing, the Company has reclassified its equity method investment in the Insurance SPAC to other investments, at fair value and has adopted fair value accounting for the investment in SFT, resulting in an amount of principal transaction revenue derived from the (i) the final amount of Sponsor Shares retained by the Sponsor Entities; (ii) the trading share price of the SFT Class A Common Stock and the SFT Warrants; and (iii) fair value discounts related to the share sale restrictions on the Sponsor Shares outlined below.  Upon recognition of the principal transaction revenue described above, the Company will record a non-controlling interest expense or compensation expense related to the amount of Sponsor Shares distributable to the non-controlling interest holders in the Sponsor Entities.  If the non-controlling interest holder is an employee of the Company, the expense will be recorded as compensation.  Otherwise, the expense will be non-controlling interest expense.  The Company currently expects that, upon the registration of the Sponsor Shares in accordance with the Amended and Restated Registration Rights Agreement described below, (a) of the Placement Securities, 252,335 shares of SFT Class A Common Stock and 126,500 SFT Warrants will be distributed to the non-controlling interest holders of the Sponsor Entities, and (b) of the Founder Shares, 2,477,803 shares of SFT Class A Common Stock will be distributed to the non-controlling interest holders of the Sponsor Entities. Immediately following these distributions, the Company expects to retain (i) of the Placement Securities, 122,665 shares of SFT Class A Common Stock and 61,332 SFT Warrants, and (ii) of the Founder Shares, 2,019,721 shares of SFT Class A Common Stock.

Subject to certain limited exceptions, Placement Securities held by IAS will not be transferable or salable until 30 days following the Closing. Of the Founder Shares held by the Sponsor Entities, (a) 20% are freely transferable and salable, and (b) subject to certain limited exception, the remaining shares will not be transferable or salable until the closing price of the SFT Class A Common Stock, for a period of 20 out of any 30 consecutive trading days following the Closing, (a) exceeds $12.00 with respect to 20% of such shares, (b) exceeds $13.50 with respect to an additional 20% of such shares, (c) exceeds $15.00 with respect to an additional 20% of such shares, and (d) exceeds $17.00 with respect to an additional 20% of such shares.

Concurrently with the Closing, a subsidiary of the Company purchased 600,000 shares of SFT Class A Common Stock at a purchase price per share of $10.00 pursuant to a subscription agreement that such subsidiary executed at the time of the execution of the Merger Agreement. The Company’s subsidiary currently expects that, upon the registration of these 600,000 shares of SFT Class A Common Stock, the Company’s subsidiary will distribute 350,000 of such shares of SFT Class A Common Stock to its minority interest holders and distribute the remaining 250,000 of such shares of SFT Class A Common Stock to a wholly owned subsidiary of the Company.

At the Closing, the Sponsor Entities and SFT entered into a letter agreement (the “Sponsor Letter Agreement”), pursuant to which the Sponsor Entities will receive certain SFT board of directors observer rights. Pursuant to the Sponsor Letter Agreement, for so long as the Sponsor Entities, the Operating LLC, or any of their respective affiliates (as such term is defined in Rule 405 of the Securities Act of 1933, as amended) continue to hold shares representing at least two percent of the total voting power of shares entitled to vote in the election of directors of SFT issued and outstanding, the Sponsor Entities will have the right to designate an individual to attend and observe SFT’s board meetings.

In addition, at the Closing, the Sponsor Entities entered into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) with SFT, Cantor Fitzgerald & Co., and certain other initial stockholders of SFT, requiring SFT to, among other things, file a resale shelf registration statement on behalf of the stockholders promptly after the Closing. The Amended and Restated Registration Rights Agreement will also provide certain demand rights and piggyback rights to the stockholders, subject to underwriter cutbacks and issuer blackout periods.

INSU Acquisition Corporation II ("Insurance SPAC II")

The Operating LLC, is the manager of Insurance Acquisition Sponsor II, LLC (“IAS II”) and Dioptra Advisors II, LLC (“Dioptra II” and, together with IAS II, the “Insurance SPAC II Sponsor Entities”). The Insurance SPAC II Sponsor Entities are sponsors of INSU Acquisition Corp. II (“Insurance SPAC II”), a blank check company that will seek to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (each a “Insurance SPAC II Business Combination”).  On September 8, 2020, Insurance SPAC II completed the sale of 23,000,000 units ("Insurance SPAC II Units") in its initial public offering ("IPO"), which includes 3,000,000 Insurance SPAC II Units issued pursuant to the underwriters’ over-allotment option.

Each Insurance SPAC II Unit consists of one share of Insurance SPAC II Class A common stock, par value $0.0001 per share (“ Insurance SPAC II Common Stock”), and one-third of one warrant (each, an “Insurance SPAC II Warrant”), where each whole Insurance SPAC II Warrant entitles the holder to purchase one share of Insurance SPAC II Common Stock for $11.50 per share. The Insurance SPAC II Units were sold in the IPO at an offering price of $10.00 per Unit, for gross proceeds of $230,000 (before underwriting discounts and commissions and offering expenses). Pursuant to the underwriting agreement in the IPO, Insurance SPAC II granted the underwriters in the IPO (the “Underwriters”) a 45-day option to purchase up to 3,000,000 additional Insurance SPAC II Units solely to cover over-allotments, if any; and on September 4, 2020, the Underwriters notified Insurance SPAC II that they were exercising the over-allotment option in full. Immediately following the completion of the IPO, there were an aggregate of 31,386,667 shares of Insurance SPAC II Common Stock issued and outstanding.

If Insurance SPAC II fails to consummate a Business Combination within the first 18 months following the IPO and is unable to obtain an extension, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets.  The Company currently consolidates the Insurance SPAC II Sponsor Entities and treats the Insurance SPAC II Sponsor Entities' investment in the Insurance SPAC II as an equity method investment.

The Insurance SPAC II Sponsor Entities purchased 452,500 of the Insurance SPAC II placement units in a private placement that occurred simultaneously with the IPO for an aggregate of $4,525 or $10.00 per placement unit. Cantor Fitzgerald & Co., the underwriter of the IPO, also purchased 87,500 of the Insurance SPAC II's placement units in the private placement for an aggregate of $875. Each placement unit consists of one share of Insurance SPAC II Common Stock and one-third of one warrant (the “Insurance SPAC II Placement Warrant”).  The placement units are identical to the Insurance SPAC II Units sold in the IPO except (i) the shares of Insurance SPAC II Common Stock issued as part of the placement units and the Insurance SPAC II Placement Warrants will not be redeemable by Insurance SPAC II, (ii) the Insurance SPAC II Placement Warrants may be exercised by the holders on a cashless basis, (iii) the shares of Insurance SPAC II Common Stock issued as part of the placement units, together with the Insurance SPAC II Placement Warrants, are entitled to certain registration rights, and (iv) for so long as they are held by the IPO underwriter, the Insurance SPAC II placement units will not be exercisable more than five years following the effective date of the registration statement filed by Insurance SPAC II in connection with the IPO. Subject to certain limited exceptions, the placement units (including the underlying Insurance SPAC II Placement Warrants and Insurance SPAC II Common Stock and the shares of Insurance SPAC II Common Stock issuable upon exercise of Insurance SPAC II Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Insurance SPAC II Business Combination.

In addition, the Insurance SPAC II Sponsor Entities collectively hold 7,846,667 founder shares of the Insurance SPAC II. Subject to certain limited exceptions, the founder shares will not be transferable or salable except (a) with respect to 20% of such shares, until consummation of a Business Combination, and (b) with respect to additional 20% tranches of such shares, when the closing price of the Common Stock exceeds $12.00, $13.50, $15.00 and $17.00, respectively, for 20 out of any 30 consecutive trading days following the consummation of the Insurance SPAC II Business Combination.  Certain executive and key employees of the Operating LLC purchased membership interests in Dioptra Advisors II, LLC and have an interest in the Insurance SPAC II’s founder shares through such membership interests.

The number of founders shares eventually retained by the Insurance SPAC II Sponsor Entities and in which such executives and key employees have an interest through the Insurance SPAC II Sponsor Entities will not be determined until the Insurance SPAC II Business Combination is complete.

A total of $230,000 of the net proceeds from the private placement and the IPO (including approximately $9,800 of the deferred underwriting commission from the IPO) were placed in a trust account. Except for the withdrawal of interest to pay taxes (or dissolution expenses if the Insurance SPAC II Business Combination is not consummated), none of the funds held in the trust account will be released until the earlier of (i) the completion of the Insurance SPAC II's Business Combination, (ii) the redemption of Insurance SPAC II's public shares if it is unable to consummate an Insurance SPAC II's Business Combination within 18 months following the IPO, or (iii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Insurance SPAC II's amended and restated certificate of incorporation to modify the substance or timing of Insurance SPAC II's obligation to redeem 100% of its public shares if it does not complete an Insurance SPAC II Business Combination within 18 months following the IPO and is unable to obtain an extension. If Insurance SPAC II does not complete a Business Combination within the first 18 months following the IPO, the placement units and founders shares will become worthless.

In connection with the IPO, IAS II has agreed to indemnify Insurance SPAC II for all claims by third parties for services rendered or products sold to Insurance SPAC II, or claims by any prospective target business with which Insurance SPAC II discusses entering into a transaction agreement, to the extent the claims reduce the amount of funds in the Insurance SPAC II trust account to less than $10.00 per share of Insurance SPAC II Common Stock, and in each case only if Insurance SPAC II fails to obtain waivers from such third parties or prospective target businesses of claims against the Insurance SPAC II trust account.

The Operating LLC loaned Insurance SPAC II approximately $75 to cover IPO expenses, which was repaid in full at the closing of the IPO. IAS II and its affiliates, including the Operating LLC, have also committed to loan Insurance SPAC II up to an additional $750 to cover operating and acquisition related expenses following the IPO. This loan will bear no interest and, if the Insurance SPAC II consummates a Business Combination in the required time frame, the loan is to be repaid from the funds held in the Insurance SPAC II trust account. If Insurance SPAC II does not consummate a Business Combination in the required time frame, no funds from the Insurance SPAC II  trust account can be used to repay the loan.

In connection with the closing of the IPO, the Operating LLC and the Insurance SPAC II entered into an Administrative Services Agreement, dated September 2, 2020, a copy of which was filed as Exhibit 10.6 to Insurance SPAC II’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020, pursuant to which the Operating LLC and Insurance SPAC II agreed that, commencing on the date that Insurance SPAC II's securities are first listed on the Nasdaq Capital Market through the earlier of Insurance SPAC II’s consummation of a Business Combination and its liquidation, Insurance SPAC II will pay the Operating LLC $20 per month for certain office space, utilities, secretarial support and administrative services.

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

On March 19, 2020, ViaNova received a notice of default from LegacyTexas Bank regarding the LegacyTexas Credit Facility, stating that ViaNova’s unrestricted cash balance was less than the amount required.  Also, on March 19, 2020, ViaNova received notice from LegacyTexas Bank that it had suspended funding all “alternative” loans for all of their clients, including the RTL loans that are the subject of the LegacyTexas Credit Facility.  Since March 19, 2020, ViaNova has repaid all outstanding indebtedness under the LegacyTexas Credit Facility and stopped acquiring new RTLs.  On August 22, 2020, the Company sold its investment in ViaNova to the former managing director of ViaNova in exchange for the managing director's assumption of  all of ViaNova's liabilities and a potential earn out of up to $500.  In conjunction with the sale, the Company transferred one RTL representing a par value of $2,300 and a fair value of $2,243 from ViaNova to JVB with a maturity date of January 1, 2021. The RTL is included in other investments, at fair value in the consolidated balance sheets.

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

●

The financial market volatility, as well as the reduction in volumes in the GCF repo and TBA businesses, that resulted from COVID-19 required the Company to reassess the goodwill it had recorded related to JVB under the guidance of ASC 350.  The Company determined that the fair value of JVB was less than the carrying value (including the goodwill).  As a result, the Company recorded an impairment loss of $7,883 in the nine months ended September 30, 2020.  See note 12.

●

JVB’s mortgage group’s operations are centered on serving the financial needs of mortgage originators and institutions that invest in mortgage backed securities.  Prolonged high unemployment could eventually impact mortgage originations and demand for and supply of mortgage backed securities, which may have a significant unfavorable impact on the revenue earned by JVB’s mortgage group.

The Company will likely be impacted by the pandemic in other ways which the Company cannot yet determine.  The Company will continue to monitor market conditions and respond accordingly.

The Company applied for and received a $2,166 loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.  The Company carefully considered the eligibility requirements for PPP loans as well as supplemental guidance regarding the PPP beyond the applicable statute issued from time to time by government agencies and certain government officials. The Company was eligible for a PPP loan because it has fewer than 500 employees. Further, although the Company is public and listed on the NYSE American stock exchange, the Company’s market capitalization is small, and the Company believes that it does not have access to the public capital markets at this time. In part due to the PPP loan, the Company does not anticipate any significant workforce reduction or reductions in compensation levels in the near future. However, the Company will continue to carefully monitor revenue levels to assess whether compensatory or other cost-cutting measures might be necessary. On September 23, 2020, the Company applied for forgiveness of the PPP loan.  See note 17.

The 2020 Senior Notes

On January 31, 2020, the Operating LLC entered into a note purchase agreement with JKD Capital Partners I LTD, a New York corporation (“JKD Investor”), and RN Capital Solutions LLC, a Delaware limited liability company (“RNCS”).  The JKD Investor is owned by Jack DiMaio, the vice chairman of the Company’s board of directors and his spouse.

Pursuant to the note purchase agreement, JKD Investor and RNCS each purchased a senior promissory note in the principal amount of $2,250 (for an aggregate investment of $4,500).  The senior promissory notes bear interest at a fixed rate of 12% per annum and mature on January 31, 2022.  On February 3, 2020, pursuant to the note purchase agreement, the Operating LLC used the proceeds received from the issuance of the senior promissory notes to repay in full all amounts outstanding under the senior promissory note, dated September 25, 2019, issued by the Company to Pensco Trust Company, Custodian fbo Edward E. Cohen IRA in the principal amount of $4,386 (the “Cohen IRA Note”).  The Cohen IRA Note was included as a portion of the 2019 Senior Notes outstanding as of December 31, 2019.  The Cohen IRA Note was fully paid and extinguished on February 3, 2020.  Subsequent to this repayment, $2,400 of the 2019 Senior Notes remain outstanding.  On September 25, 2020, the Company amended and restated the 2019 Senior Notes to extend the maturity date of the remaining $2,400 to September 25, 2021. See note 17.

DGC Trust/CBF Redeemable Financial Instrument

On September 29, 2017, the Operating LLC entered into an investment agreement with CBF (the “CBF Investment Agreement”) and an investment agreement with the DGC Family Fintech Trust (the “DGC Trust”), a trust established by Daniel G. Cohen (the “DGC Trust Investment Agreement”), pursuant to which CBF and the DGC Trust agreed to invest $8,000 and $2,000, respectively, into the Operating LLC.

As of September 25, 2020, the Company had outstanding investment balances of $6,500 and $2,000 related to the CBF Investment Agreement and the DGC Trust Investment Agreement, respectively.

On September 25, 2020, the Operating LLC and CBF entered into Amendment No. 3 to Investment Agreement, which amended the CBF Investment Agreement (i) to extend the date thereunder pursuant to which the Company or CBF could cause a redemption of the Investment Balance from September 27, 2020 to January 1, 2021, and (ii) to state that no such redemption by the Company could be in violation of any loan agreement to which the Company was then a party.

On September 30, 2020, the Company redeemed the DGC Trust Investment Agreement in full by making payment of $2,000 to the DGC Trust.

On October 9, 2020 and effective October 15, 2020, the Operating LLC entered into Amendment No. 4 to Investment Agreement, which further amended the CBF Investment Agreement to, among other things, (A) decrease the “Investment Amount” under the CBF Investment Agreement from $6,500 to $4,000 in exchange for a one-time payment of $2,500 from the Operating Company to CBF; and (B) provide that the term “Investment Return” (as defined in the CBF Investment Agreement) will mean an annual return equal to, (i) for any twelve-month period following September 29, 2020 (each, an “Annual Period”) in which the revenue of the business of JVB (“Revenue of the Business”), is greater than zero, the greater of 20% of the Investment Amount or 9.4% of the Revenue of the Business, or (ii) for any Annual Period in which the Revenue of the Business is zero or less than zero, 3.75% of the Investment Amount. Prior to the Investment Agreement Amendment, the term “Investment Return” under the CBF Investment Agreement was defined as (A) with respect to any Annual in which the Revenue of the Business was greater than zero, the greater of 20% of the Investment Amount or 15.2% of the Revenue of the Business, or (ii) for any Annual Period in which the Revenue of the Business was zero or less than zero, 3.75% of the Investment Amount.  The Company made the $2,500 payment to CBF on October 15, 2020.  See note 16.

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Net realized gains (losses) - trading inventory	$6,935	$5,919	$25,604	$15,845
Net unrealized gains (losses) - trading inventory	(187)	(707)	1,378	1,664
Net gains and losses	6,748	5,212	26,982	17,509

Interest income- trading inventory	1,577	1,517	6,125	5,192
Interest income - RTLs	-	43	-	90
Interest income-receivables under resale agreements	19,040	48,357	77,168	132,176
Interest income	20,617	49,917	83,293	137,458

Interest expense-securities sold under agreements to repurchase	(10,230)	(45,875)	(53,771)	(126,378)
Interest expense-LegacyTexas Credit Facility	-	(18)	(39)	(47)
Interest expense-margin payable	(178)	(757)	(941)	(2,669)
Interest expense	(10,408)	(46,650)	(54,751)	(129,094)

Net trading	$16,957	$8,479	$55,524	$25,873

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 7.

During 2019, RTLs were accounted for at lower of cost or market and included as a component of other assets and the interest income related to those loans was shown separately in the table above.  Effective January 1, 2020, in connection with the adoption of ASC 326, the Company began accounting for RTLs at fair value and included them as a component of investments-trading. Income earned on RTLs in included in interest income-trading inventory in the table above.  In conjunction with the sale of ViaNova , the Company retained one loan and transferred it to JVB.  This loan is now included in other investments, at fair value on the consolidated balance sheets; subsequent income earned on this RTL is included in principal transactions and other income in the consolidated statement of operations.

Also, see note 10 for discussion of receivables under resale agreements and securities sold under agreements to repurchase.  See note 6 for discussion of margin payable.  See note 17 for discussion of LegacyTexas Credit Facility.

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	September 30, 2020	December 31, 2019
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	583	12,170
Receivables from clearing agencies	60,748	83,712
Receivables from brokers, dealers, and clearing agencies	$61,581	$96,132

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	September 30, 2020	December 31, 2019
Margin payable	$139,084	$208,441
Due to clearing agent	-	32,820
Payables to brokers, dealers, and clearing agencies	$139,084	$241,261

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

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	September 30, 2020	December 31, 2019
U.S. government agency MBS and CMOs	$172,865	$196,146
U.S. government agency debt securities	4,791	14,680
RMBS	15	15
U.S. Treasury securities	9,917	11,105
ABS	1	100
SBA loans	10,104	27,634
Corporate bonds and redeemable preferred stock	28,375	38,503
Foreign government bonds	681	844
Municipal bonds	3,271	13,737
Certificates of deposit	812	841
Derivatives	6,172	3,686
Equity securities	267	561
Investments-trading	$237,271	$307,852

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	September 30, 2020	December 31, 2019
U.S. government agency debt securities	$4	$-
U.S. Treasury securities	13,172	16,827
Corporate bonds and redeemable preferred stock	33,941	58,083
Municipal bonds	20	20
Derivatives	5,227	3,017
Equity securities	2,255	-
Trading securities sold, not yet purchased	$54,619	$77,947

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other Investments, at fair value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	September 30, 2020
	Amortized	Carrying	Unrealized
	Cost	Value	Gain / (Loss)
Equity securities	$16,097	$17,051	$954
Subordinated Notes	900	900	-
RTLs	2,243	2,266	23
U.S. Insurance JV	1,224	1,391	167
SPAC Fund	646	745	99
Residential loans	121	99	(22)
Other investments, at fair value	$21,231	$22,452	$1,221

	December 31, 2019
	Amortized	Carrying	Unrealized
	Cost	Value	Gain / (Loss)
Equity securities	$8,598	$9,352	$754
CLOs	2,894	2,522	(372)
U.S. Insurance JV	2,048	2,223	175
SPAC Fund	646	668	22
Residential loans	129	99	(30)
Other investments, at fair value	$14,315	$14,864	$549

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended September 30, 2020 and 2019 of $1,763 and $140, respectively. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the nine months ended September 30, 2020 and 2019 of $1,308 and $879, respectively.

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

Level 1            Financial assets and liabilities with values that are based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level  2           Financial assets and liabilities with values that are based on one or more of the following:

1.	Quoted prices for similar assets or liabilities in active markets;
2.	Quoted prices for identical or similar assets or liabilities in non-active markets;
3.	Pricing models whose inputs are derived, other than quoted prices, are observable for substantially the full term of the asset or liability; or
4.	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level 3            Financial assets and liabilities with values that are based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of September 30, 2020 and December 31, 2019 and indicates the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
September 30, 2020
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$172,865	$-	$172,865	$-
U.S. government agency debt securities	4,791	-	4,791	-
RMBS	15	-	15	-
U.S. Treasury securities	9,917	9,917	-	-
ABS	1	-	1	-
SBA loans	10,104	-	10,104	-
Corporate bonds and redeemable preferred stock	28,375	-	28,375	-
Foreign government bonds	681	-	681	-
Municipal bonds	3,271	-	3,271	-
Certificates of deposit	812	-	812	-
Derivatives	6,172	-	6,172	-
Equity securities	267	-	267	-
Total investments - trading	$237,271	$9,917	$227,354	$-

Other investments, at fair value:
Equity securities	$17,051	$12,424	$4,627	$-
Subordinated Notes	900	-	900	-
RTLs	2,266	-	-	2,266
Residential loans	99	-	99	-
	20,316	$12,424	$5,626	$2,266
Investments measured at NAV (1)	2,136
Total other investments, at fair value	22,452

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency debt securities	$4	$-	$4	$-
U.S. Treasury securities	13,172	13,172	-	-
Corporate bonds and redeemable preferred stock	33,941	-	33,941	-
Municipal bonds	20	-	20	-
Derivatives	5,227	-	5,227	-
Equity securities	2,255	-	2,255	-
Total trading securities sold, not yet purchased	$54,619	$13,172	$41,447	$-

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

LEVEL 3 ROLLFORWARD

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning of period	$2,322	$2,786	$2,522	$2,756
Net trading	(16)	-	(57)	-
Gains & losses (1)	23	(53)	(638)	(80)
Accretion of income (1)	-	102	124	299
Purchases	-	-	638	-
Sales and returns of capital	(63)	(169)	(5,601)	(309)
Reclassification of RTLs	-	-	5,278	-
End of period	$2,266	$2,666	$2,266	$2,666

Change in unrealized gains / (losses) (2)	$7	$(46)	$(34)	$(73)

(1)	Gains and losses and accretion of income on other investments, at fair value are recorded as a component of principal transactions and other income in the consolidated statements of operations.
(2)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

 The following tables provide the quantitative information about level 3 fair value measurements as of September 30, 2020 and December 31, 2019.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	September 30, 2020	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
RTLs	$2,266	Discounted Cash Flow Model	Yield	15.00%	15.00%

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2019	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$2,522	Discounted Cash Flow Model	Yield	17.9%	16.9% - 19.2%
			Duration-years	5.8	5.3 - 6.5
			Default rate	2.0%	2.0% - 2.0%

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

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	Fair Value	Unfunded	Redemption	Redemption
	September 30, 2020	Commitments	Frequency	Notice Period
Other investments, at fair value
U.S. Insurance JV (a)	$1,391	$1,567	N/A	N/A
SPAC Fund (b)	745	N/A	Quarterly after 1 year lock up	90 days
	$2,136

	Fair Value	Unfunded	Redemption	Redemption
	December 31, 2019	Commitments	Frequency	Notice Period
Other investments, at fair value
U.S. Insurance JV (a)	$2,223	$817	N/A	N/A
SPAC Fund (b)	668	N/A	Quarterly after 1 year lock up	90 days
	$2,891

(a)	The U.S. Insurance JV invests in USD denominated debt issued by small and medium size insurance and reinsurance companies.
(b)	The SPAC Fund invests in equity interests of SPACs.

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

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of September 30, 2020 and December 31, 2019, the Company had no outstanding foreign currency forward contracts.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At September 30, 2020, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $1,836,000 and open TBA and other forward MBS sale agreements in the notional amount of $1,936,750. At December 31, 2019, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,773,000 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,874,194.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. At September 30, 2020, the Company had open forward purchase commitments of $11,045 and open forward sale commitments of $0.  At December 31, 2019, the Company had open forward purchase commitments of $1,526 and open forward sale commitments of $0.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of September 30, 2020 and December 31, 2019.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	September 30, 2020	December 31, 2019
TBAs and other forward agency MBS	Investments-trading	$6,172	$3,686
Other extended settlement trades	Investments-trading	-	-
Foreign currency forward contracts	Other investments, at fair value	-	-
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(5,213)	(3,017)
Other extended settlement trades	Trading securities sold, not yet purchased	(14)	-
		$945	$669

The following tables present the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Foreign currency forward contracts	Revenue-principal transactions and other income	$-	$51
Other extended settlement trades	Revenue-net trading	(14)	(67)
TBAs and other forward agency MBS	Revenue-net trading	3,427	4,016
		$3,413	$4,000

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Foreign currency forward contracts	Revenue-principal transactions and other income	$-	$8
Other extended settlement trades	Revenue-net trading	(1)	5
TBAs and other forward agency MBS	Revenue-net trading	2,111	2,068
		$2,110	$2,081

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

GCF Repo

In October 2017, the Company became a full netting member of the FICC’s Government Securities Division.  As a full netting member of the FICC, the Company has access to the FICC’s GCF repo service that provides netting and settlement services for repo transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities).  The Company began entering into matched book GCF repo transactions in November 2017.  The borrowers (the reverse repo counterparties) are a diverse group of financial institutions including hedge funds, registered investment funds, REITs, and other similar counterparties.  The lenders (the repo counterparties)  are the FICC and other large financial institutions. The Company uses Bank of New York (“BONY”) as its settlement agent for its GCF repo matched book transactions.  The Company is considered self-clearing for this business.  In connection with the Company’s full netting membership of the FICC, the Company agreed to establish and maintain a committed line of credit in a minimum amount of $25,000, which it entered into with Fifth Third Financial Bank, N.A. (“FT Financial”) on April 25, 2018.  This line of credit arrangement was subsequently amended. See note 17.  See note 26 for discussion of replacement credit agreement entered into in October 2020.

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

Repo Information

At September 30, 2020 and December 31, 2019, the Company held reverse repos of $6,055,291 and $7,500,002, respectively, and the fair value of collateral received under reverse repos was $6,237,942 and $7,769,693, respectively.  As of September 30, 2020 and December 31, 2019, the reverse repo balance was comprised of receivables collateralized by securities with 34 and 41 counterparties, respectively.

At September 30, 2020 and December 31, 2019, the Company held repos of $6,058,998 and $7,534,443, respectively, and the fair value of securities and cash pledged as collateral under repos was $6,001,643 and $7,561,978, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

Intraday and Overnight Lending Facility

In conjunction with the Company’s GCF repo business, on October 19, 2018, the Company and BONY entered into an intraday lending facility.  The lending facility allows for BONY to advance funds to JVB in order to facilitate the settlement of GCF repo transactions.  The total committed amount at September 30, 2020 was $75,000.  The current termination date of this facility is October 15, 2021. It is expected that this facility will be renewed for successive 364-day periods provided that the Company continues its GCF repo business.

The BONY lending facility is structured so that advances are generally repaid before the end of each business day.  However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan.  Intraday loans accrue interest at an annual rate of 0.12%.  Interest is charged based on the number of minutes in a day the advance is outstanding.  Overnight loans are charged interest at the base rate plus 3% on a daily basis.  The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time.  For the nine months ended September 30, 2020, the Company received no advances under the intraday lending facility.  During the year ended December 31, 2019, advances of $32,818 were made under this facility.  This draw plus accrued interest of $2, or $32,820, was outstanding as of December 31, 2019 and was included as a component of payable to brokers, dealers, and clearing agencies in the statement of financial condition.  This amount was repaid in full in January 2020.

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

The gestation repo business has been and continues to be concentrated as to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of September 30, 2020 and December 31, 2019, the Company’s gestation reverse repos shown in the tables below represented balances from nine and seven  counterparties, respectively.  The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business (both gestation repo and GCF repo) was $8,850 and $23,645 for the three and nine months ended September 30, 2020, respectively. The total net revenue earned by the Company on its matched book repo business (both gestation repo and GCF repo) was $2,566 and $6,202 for the three and nine months ended September 30, 2019, respectively.

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

As of September 30, 2020, the Company had outstanding reverse repos of $6,055,291 and repos of $6,058,998.  Included in these amounts are outstanding reverse repos of $1,360,835 and repos of $3,485,655 where the FICC was the Company’s counterparty to the transaction and which were subject to a master netting arrangement.

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

SECURED BORROWINGS
(Dollars in Thousands)
September 30, 2020

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
U.S. government agency MBS (GCF repo)	$1,585,612	$2,117,848	$-	$-	$3,703,460
MBS (gestation repo)	153,684	2,079,479	112,747	-	2,345,910
SBA loans	9,628	-	-	-	9,628
	$1,748,924	$4,197,327	$112,747	$-	$6,058,998

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
U.S. government agency MBS (GCF repo)	$1,360,835	$1,967,857	$325,208	$53,268	$3,707,168
MBS (gestation repo)	155,452	2,079,915	112,756	-	2,348,123
	$1,516,287	$4,047,772	$437,964	$53,268	$6,055,291

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

11.  INVESTMENTS IN EQUITY METHOD AFFILIATES

Equity method accounting requires that the Company record its investments in equity method affiliates on the consolidated balance sheets and recognize its share of the equity method affiliates’ net income as earnings each reporting period. The Company elected to use the cumulative earnings approach for the distributions it receives from its equity method investments. Under the cumulative earnings approach, any distributions received up to the amount of cumulative earnings are treated as return on investment and classified in operating activities within the cash flows. Any excess distributions would be considered as return of investments and classified in investing activities.

 The Company has certain equity method affiliates for which it has elected the fair value option.  Those investees are excluded from the table below.  Those investees are included as a component of other investments, at fair value in the consolidated balance sheets.  All gains and losses (unrealized and realized) from securities classified as other investments, at fair value in the consolidated balance sheets are recorded as a component of principal transactions and other income in the consolidated statement of operations. See notes 8 and 24.

The following table summarizes the activity and earnings in the Company’s investment that is accounted for under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Insurance SPAC	Insurance SPAC II	FTAC Olympus Acquisition Corp.	AOI	CK Capital	Total
January 1, 2020	$3,222	$-	$-	$559	$18	$3,799
Investments / advances	-	4,550	41	2,097	-	6,688
Distributions / repayments	-	-	-	-	-	-
Earnings / (loss) realized	(3,138)	(87)	(3)	195	322	(2,711)
September 30, 2020	$84	$4,463	$38	$2,851	$340	$7,776

SUMMARIZED FINANCIAL RESULTS OF SIGNIFICANT EQUITY METHOD SUBSIDIARIES
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Insurance SPAC:
Net income/(loss)	$(1,547)	$530	$(2,700)	$1,006
Net income/(loss) attributable to the investee	$(1,547)	$530	$(2,700)	$1,006

12.  GOODWILL

Goodwill consisted of the following.

GOODWILL
(Dollars in Thousands)

	September 30, 2020	December 31, 2019
AFN	$109	$109
JVB	-	7,883
Goodwill	$109	$7,992

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

The Company performed a valuation of JVB as of March 31, 2020 by applying equal weighting to both the income approach and the market approach.  Under the guidance of FASB ASC 350, the Company determined that the fair value of JVB was less than the carrying value (including the goodwill).  As a result, the Company recognized an impairment loss of $7,883 in the nine months ended September 30, 2020. The impairment loss is included in the consolidated statements of operations as impairment of goodwill and is reflected as a component of operating expense.

13.  LEASES

The Company leases office space and certain computer and related equipment and a vehicle under noncancelable operating leases.  The Company determines if an arrangement is a lease at the inception date of the contract.  The Company measures operating lease liabilities using an estimated incremental borrowing rate as there is no rate implicit in the Company’s operating lease arrangements.  An incremental borrowing rate was calculated for each operating lease based on the term of the lease, the U.S. Treasury term interest rate, and an estimated spread to borrow on a secured basis.

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

As of September 30, 2020, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 8.0 years.  The weighted average discount rate for the leases was 5.40%.

Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES
(Dollars in Thousands)

As of September 30, 2020
2020 - remaining	$384
2021	1,116
2022	941
2023	955
2024	983
Thereafter	4,094
Total	8,473
Less imputed interest	(1,649)
Lease obligation	$6,824

During the nine months ended September 30, 2020 and 2019, total cash payments of $1,187 and $1,153, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets. For the three and nine months ended September 30, 2020 rent expense, net of sublease income of $82 and $238, was $371 and $1,134, respectively. For the three and nine months ended September 30, 2019 rent expense, net of sublease income of $73 and $202, was $387 and $1,174, respectively.

14.  OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other receivables consisted of the following.

OTHER RECEIVABLES
(Dollars in Thousands)

	September 30, 2020	December 31, 2019
Cash collateral due from counterparties	$225	$41,172
Asset management fees receivable	951	1,159
Accrued interest receivable and dividend receivable	1,605	3,549
Revenue share receivable	150	150
Other receivables	651	595
Other receivables	$3,582	$46,625

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

Other assets consisted of the following.

OTHER ASSETS
(Dollars in Thousands)

	September 30, 2020	December 31, 2019
Deferred costs	$124	$301
Prepaid expenses	1,079	796
Prepaid income taxes	69	-
Deposits	399	656
Miscellaneous other assets	275	275
RTLs	-	5,323
Furniture, equipment, and leasehold improvements, net	813	916
Intangible assets	166	166
Other assets	$2,925	$8,433

Deferred costs and prepaid expenses represent amounts paid for services that are being amortized over their expected period of use and benefit.  They are all routine and short-term in nature.  Deposits are amounts held by landlords or other parties which will be returned or offset upon satisfaction of a lease or other contractual arrangement.  During 2019, RTLs were accounted for at lower of cost or market and included as a component of other assets.  Effective January 1, 2020, in connection with the adoption of ASC 326, the Company began accounting for RTLs at fair value and including them as a component of investments-trading.  In conjunction with the sale of ViaNova, the remaining RTL was transferred to other investments at fair value.  See notes 4, 15, and 16 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of the firm’s furniture, equipment, and leasehold improvements.  Intangible assets represent the carrying value of the JVB broker-dealer license.

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	September 30, 2020	December 31, 2019
Accounts payable	$508	$362
Redeemable financial instruments accrued interest	271	403
Accrued interest payable	695	711
Accrued interest on securities sold, not yet purchased	496	914
Payroll taxes payable	1,035	729
Counterparty cash collateral	125,294	9,524
Accrued expense and other liabilities	2,151	7,652
Accounts payable and other liabilities	$130,450	$20,295

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

When the Company enters into repo transactions, the Company provides collateral to the Company’s repo counterparty in excess of the principal balance of the repo.  If the value of the securities the Company provides as collateral increases, the Company may request a return of its collateral with a value equal to such increase.  In some cases, the repo counterparty will return cash instead of securities.  In that case, the Company includes the cash returned as a component of other liabilities (counterparty cash collateral) in the table above.  See note 10 and 23.

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

The Company’s Principal Investing Portfolio

Included in other investments, at fair value in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  September 30, 2020, there were $1,567 of unfunded commitments to VIEs that the Company has invested in.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three and nine months ended September 30, 2020 and 2019 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2020 and December 31, 2019.  See table below.

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

The Company’s Trading Portfolio

From time to time, the Company may acquire an interest in a VIE through the investments it makes as part of its trading operations, which are included as investments-trading or securities sold, not yet purchased in the consolidated balance sheets.  Due to the high volume of trading activity in which the Company engages, the Company does not perform a formal assessment of each individual investment within its trading portfolio to determine if the investee is a VIE and if the Company is a primary beneficiary.  Even if the Company were to obtain a variable interest in a VIE through its trading portfolio, the Company would not be deemed to be the primary beneficiary for two main reasons: (a) the Company does not usually obtain the power to direct activities that most significantly impact any investee’s financial performance  and (b) a scope exception exists within the consolidation guidance for cases where the reporting entity is a broker-dealer and any control (either as the primary beneficiary of a VIE or through a controlling interest in a voting interest entity) was deemed to be temporary.  In the unlikely case that the Company obtained the power to direct activities and obtained a significant variable interest in an investee in its trading portfolio that was a VIE, any such control would be deemed to be temporary due to the rapid turnover of the Company’s trading portfolio.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 17) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at September 30, 2020 and December 31, 2019.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	As of September 30, 2020	As of December 31, 2019
Other Investments, at fair value	$2,136	$5,413
Maximum exposure	$2,136	$5,413

16.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in Thousands)

	As of September 30, 2020	As of December 31, 2019
JKD Capital Partners I LTD	$7,957	$7,957
DGC Trust/CBF	6,500	8,500
ViaNova Capital Group, LLC	-	526
	$14,457	$16,983

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

DGC Trust/ CBF Amendments

Prior to September 30, 2019, the DGC Trust / CBF redeemable financial instruments were comprised of two separate agreements: the CBF Investment Agreement the DGC Trust Investment Agreement.

The CBF Investment Agreement and the DGC Trust Investment Agreement were both amended on September 25, 2019, and again on December 4, 2019, with each amendment becoming effective October 1, 2019.  The amendments included the following amendments to each of the CBF Investment Agreement and the DGC Trust Investment Agreement:

(a)

The term “Investment Amount” under the CBF Investment Agreement was reduced from $8,000 to $6,500 in exchange for a one-time payment of $1,500 from the Operating LLC to CBF.  The payment of $1,500 was made by the Operating LLC to CBF in October 2019.

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

On September 25, 2020, the Operating LLC and CBF entered into Amendment No. 3 to CBF Investment Agreement, which amended the CBF Investment Agreement (i) to extend the date thereunder pursuant to which the Company or CBF could cause a redemption of the Investment Amount from September 27, 2020 to January 1, 2021, and (ii) to state that no such redemption by the Company could be in violation of any loan agreement to which the Company was then a party.

On September 30, 2020, the Company redeemed the DGC Trust Investment Agreement in full by making payment of $2,000.

On October 9, 2020 and effective October 15, 2020, the Operating LLC entered into Amendment No. 4 to Investment Agreement, which further amended the CBF Investment Agreement to, among other things, (A) decrease the “Investment Amount” under the CBF Investment Agreement from $6,500 to $4,000 in exchange for a one-time payment of $2,500 from the Operating Company to CBF; and (B) provide that the term “Investment Return” (as defined in the CBF Investment Agreement) will mean an annual return equal to, (i) for any twelve-month period following September 29, 2020 (each, an “Annual Period”) in which the revenue of the business of JVB (“Revenue of the Business”), is greater than zero, the greater of 20% of the Investment Amount or 9.4% of the Revenue of the Business, or (ii) for any Annual Period in which the Revenue of the Business is zero or less than zero, 3.75% of the Investment Amount. Prior to the Investment Agreement Amendment, the term “Investment Return” under the CBF Investment Agreement was defined as (A) with respect to any Annual in which the Revenue of the Business was greater than zero, the greater of 20% of the Investment Amount or 15.2% of the Revenue of the Business, or (ii) for any Annual Period in which the Revenue of the Business was zero or less than zero, 3.75% of the Investment Amount.  The Company made the $2,500 payment to CBF on October 15, 2020.

ViaNova Capital Group LLC

On November 16, 2018, and effective as of November 19, 2018, the Operating LLC entered into an investment agreement (the “ViaNova Investment Agreement”) by and among Hancock Funding, LLC (“Hancock”), New Avenue Investments LLC (“New Avenue”), JVB, ViaNova, and the Operating LLC. Pursuant to the ViaNova Investment Agreement, Hancock, New Avenue, the Operating LLC, and JVB agreed to invest $500, $250, $500, and $2,750, respectively, into ViaNova (collectively, the “ViaNova Investment”). Pursuant to the ViaNova Investment Agreement, Hancock, the Operating LLC, and JVB invested their respective portions of the ViaNova Investment into ViaNova prior to the effective date of the ViaNova Investment Agreement. In February 2019, New Avenue invested $220 of its portion of the ViaNova Investment (i.e., $250).  Hancock is owned by an employee of the Company.  New Avenue is owned by a former employee of the Company.

Pursuant to the ViaNova Investment Agreement, in consideration of the ViaNova Investment, once the Operating LLC was repaid $693 of funded operating costs from net revenue (as defined in the ViaNova Investment Agreement) generated directly by the activities of ViaNova’s RTL business, each party to the ViaNova Investment Agreement would be entitled to receive a quarterly payment equal to the net revenue (to the extent positive) generated directly by the activities of ViaNova’s RTL business during such quarter, multiplied by a fraction, the numerator of which is equal to such party’s portion of the ViaNova Investment and the denominator is equal to the entire ViaNova Investment.

During the first quarter of 2020, the Company ceased acquiring new RTLs and began an orderly wind down of its RTL business.  On August 22, 2020, the Company sold its investment in ViaNova and the remaining redeemable investment balances were paid by the Operating LLC to Hancock and New Avenue in accordance with the ViaNova Investment Agreement. See note 4.

17. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

	As of	As of	Interest
Description	September 30, 2020	December 31, 2019	Rate Terms	Interest (4)	Maturity
Non-convertible debt:
12.00% senior note (the "2020 Senior Note")	$4,500	$-	Fixed	12.00%	January 2022
12.00% senior note (the "2019 Senior Note")	2,400	6,786	Fixed	12.00%	September 2021 (1)
PPP Loan	2,166	-	Fixed	1.00%	May 2022
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	15,000	15,000	Fixed	8.00%	March 2022 (2)
Less unamortized debt issuance costs	(480)	(703)
	14,520	14,297
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	4.27%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	4.37%	March 2035
Less unamortized discount	(24,811)	(25,124)
	23,314	23,001
FT Financial Credit Facility	17,500	-	Variable	N/A	April 2021
LegacyTexas Credit Facility	-	4,777	Variable	N/A	NA
Total	$64,400	$48,861

(1)

On September 25, 2019, the Company amended the previously outstanding 2013 Convertible Notes, which were scheduled to mature on September 25, 2019.  The material terms and conditions of the 2013 Convertible Notes remained substantially the same, except that (i) the maturity date changed from September 25, 2019 to September 25, 2020; (ii) the conversion feature in the 2013 Convertible Notes was removed; (iii) the interest rate changed from 8% per annum (9% in the event of certain events of default) to 12% per annum (13% in the event of certain events of default); and (iv) the restrictions regarding the prepayment were removed.  The post amendment notes are referred to herein as the “2019 Senior Notes” and the pre-amendment notes are referred to herein as the “2013 Convertible Notes.” On September 25, 2020, the 2019 Senior Notes were amended again to extend the maturity date from September 25, 2020 until September 25, 2021.

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

(3)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of September 30, 2020 on a combined basis was 14.24% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

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

The 2019 Senior Notes

On September 25, 2019, the Company amended and restated the previously outstanding 2013 Convertible Notes, which were scheduled to mature on September 25, 2019.  The material terms and conditions of the 2013 Convertible Notes remained substantially the same, except that (i) the maturity date was changed from September 25, 2019 to September 25, 2020; (ii) the conversion feature in the 2013 Convertible Notes was removed; (iii) the interest rate was changed from 8% per annum (9% in the event of certain events of default) to 12% per annum (13% in the event of certain events of default); and (iv) the restrictions regarding prepayment were removed.  The post amendment notes are referred to herein as the “2019 Senior Notes” and the pre-amendment notes are referred to herein as the “2013 Convertible Notes”. On September 25, 2020, the 2019 Senior Notes were amended again to extend the maturity date from September 25, 2020 until September 25, 2021.  All other material terms and conditions of the 2019 Convertible Notes remained substantially the same.

The Amendment to the 2017 Convertible Note

In connection with the amendment to the 2019 Senior Notes, on September 25, 2020, the Operating LLC and DGC Trust entered into Amendment No. 1 ( the "Amendment to the 2017 Convertible Note") to the 2017 Convertible Note to provide that the voting proxy as defined in the 2017 Convertible Note will be revoked without further action by any party, upon the earliest to occur of the following:  (i) a Notice Default (as defined in the 2017 Convertible Note); (ii) and Automatic Default (as defined in the 2017 Convertible Note); and (iii) if Daniel Cohen and/or his affiliates cease to beneficially own (as defined in Rule 13d-3 under the Exchange Act) a majority of the voting securities of the Company pursuant to the terms and conditions of the Amendment to the 2017 Convertible Note. All other material terms and conditions of the 2017 Note remained substantially the same.

PPP Loan

On May 1, 2020, the Company qualified for and received a loan pursuant to the PPP ("PPP Loan") under the CARES Act and administered by the U.S. Small Business Association ("SBA"). The PPP Loan is evidenced by a promissory note between the Company and FT Financial. The PPP Loan bears interest at a fixed rate of 1.0% per year, with the first six months of interest deferred, has a term of two years and may be prepaid at any time without payment of any premium. The PPP Loan is unsecured but guaranteed by the SBA.

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

In order to obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements. While the Company currently believes that its use of the PPP Loan proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. The Company must repay any unforgiven principal amount of the PPP Loan, with interest, on a monthly basis following the deferral period.  On September 23, 2020, the Company applied for forgiveness of the PPP Loan.

The PPP Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties, or covenants. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company.

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

FT  Bank Credit Facility

The credit facility with FT Bank has a total borrowing capacity of $25,000.  It is comprised of a revolving credit facility (the “2019 FT Revolver”) which has a total borrowing capacity of $17,500 and a line of credit (the “2018 FT LOC”), which has a total borrowing capacity of $7,500.  Both mature on April 10, 2021.  However, the 2019 FT Revolver does not allow for additional draws after April 10, 2020.  During March 2020, the Company drew the full amount of $17,500 under the 2019 FT Revolver and that amount remains outstanding to date.  If the Company were to repay the $17,500 currently outstanding, it would not be able to re-draw that amount again under the 2019 FT Revolver in the future.  Furthermore, JVB is subject to financial covenants including a minimum excess net capital covenant, a debt to tangible net worth covenant, and a minimum tangible net worth covenant.  The Company was in compliance with all covenants as of all periods presented.  See note 20 to Company’s 2019 audited financial statements included in its annual report on Form 10-K.  See note 26 for discussion of replacement credit agreement entered into in October 2020.

Interest Expense, net

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Junior subordinated notes	$660	$860	$2,233	$2,624
2020 Senior Notes	137	-	360	-
2017 Convertible Note	379	372	1,123	1,098
2013 Convertible Notes / 2019 Senior Notes	73	141	264	410
FT Financial Credit Facility	345	91	859	273
Redeemable Financial Instrument - DGC Trust / CBF	124	169	1,271	578
Redeemable Financial Instrument - JKD Capital Partners I LTD	233	(43)	1,633	478
Redeemable Financial Instrument - ViaNova Capital Group, LLC	1	(54)	(105)	(132)
	$1,952	$1,536	$7,638	$5,329

Because the LegacyTexas Credit Facility was used to directly finance the purchase of securities and loans, the interest expense incurred on the Legacy Texas Credit Facility is included as a component of net trading revenue.  See note 5.

18. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the nine months ended September 30, 2020 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2019	1,119,909
Vesting of shares	55,278
Shares withheld for employee taxes and retired	(15,043)
Repurchase and retirement of Common Stock	(42,600)
September 30, 2020	1,117,544

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every ten shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock issued and outstanding as of September 30, 2020 . For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

During the nine months ended September 30, 2020, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the amount of units surrendered (net of receipts) by Cohen & Company Inc.

Operating LLC
Membership Units
Units related to UIS Agreement	402,350
Units surrendered from retirement of Common Stock	(426,000)
Total	(23,650)

The Company recognized a net decrease in additional paid in capital of $417 and a net increase in AOCI of $25 with an offsetting increase in non-controlling interest of $392 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Net income / (loss) attributable to Cohen & Company Inc.	$(546)	$(2,828)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company, Inc. paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	(417)	133
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$(963)	$(2,695)

Repurchases of Shares and Retirement of Treasury Stock

On August 31, 2020 and March 19, 2018, the Company entered into letter agreements (the “2020 Letter Agreement” and the “2018 Letter Agreement,” respectively and, together, the "10b5-1 Plan").  The 2020 Letter Agreement was entered into with Piper Sandler & Co. and the 2018 Letter Agreement was entered into with Sandler O'Neill & Partners, L.P. (which, following a merger with Piper Jaffray, became Piper Sandler & Co. (the “Agent”)). The 2020 Letter Agreement is in effect from August 31, 2020 until August 31, 2021. The 2018 Letter was in effect from March 19, 2018 until March 19, 2019. Both agreements authorized the Agent to use its commercially reasonable efforts to purchase, on the Company’s behalf, up to an aggregate maximum of $2,000 of Common Stock on any day that the NYSE American Stock Exchange was open for business.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan was designed to comply with Rule 10b5-1 under the Exchange Act.

During the three and nine months ended September 30, 2020, the Company repurchased 42,600 shares in the open market pursuant to the 10b5-1 Plan for a total purchase price of $746. During the three and nine months ended September 30, 2019, the Company repurchased 0 and 7,890 shares, respectively, in the open market pursuant to the 10b5-1 Plan for a total purchase price of $0 and $65, respectively.  All of the repurchases noted above were completed using cash on hand.

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

In consideration for the issuance of the LLC Units and Series F Preferred Stock, Daniel G. Cohen transferred to the Operating LLC 370,881 shares of common stock, par value $0.00001 per share (“IMXI Common Stock”), of International Money Express, Inc. (formerly FinTech Acquisition Corp. II) a Delaware corporation (“IMXI”), and the DGC Trust transferred to the Operating LLC an aggregate of 291,480 shares of IMXI common stock.  The aggregate number of IMXI shares transferred to the Operating LLC was 662,361, of which (a) 264,021 shares are subject to certain restrictions on transfer until the closing price per share of IMXI Common Stock (as reported by The Nasdaq Capital Market ("Nasdaq")) exceeds $15.00 for any 20 trading days within a consecutive 30 trading day period or immediately upon certain change of control events involving IMXI, as set forth in the letter agreement, dated January 19, 2017 (the “Letter Agreement”), by and among IMXI, Daniel G. Cohen, the DGC Trust and the other parties named therein, and (b) 264,023 shares are subject to certain restrictions on transfer until the closing price per share of IMXI Common Stock (as reported by The Nasdaq Capital Market) exceeds $17.00 for any 20 trading days within a consecutive 30 trading day period or immediately upon certain change of control events involving IMXI, as set forth in the Letter Agreement.

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

 The IMXI Common Stock is listed on the Nasdaq under the trading symbol “IMXI.” Prior to the merger of IMXI with and into a special purpose acquisition company in a transaction that resulted in the listing of IMXI on Nasdaq, Mr. Cohen served as the chief executive officer and member of the board of directors of the special purpose acquisition company.

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

In addition, effective as of the SPA Effective Date, if the Company owns a number of units of membership interests in the Operating LLC representing less than a majority of the votes entitled to be cast at any meeting or any other circumstances upon which a vote, agreement, consent (including unanimous written consents) or other approval is sought from the holders of units of membership interests in the Operating LLC (each, a “Meeting”), then for so long as the Company owns a number of units of membership interests in the Operating LLC representing less than a majority of the votes entitled to be cast at any Meeting, Daniel G. Cohen and the DGC Trust have agreed to grant a voting proxy to the Company pursuant to which the Company may vote at any Meeting the number of units of membership interests in the Operating LLC owned by Daniel G. Cohen and the DGC Trust necessary to give the Company a majority of the votes at such Meeting. On September 25, 2020, the SPA was amended to provide that the voting proxy shall be revoked in the event that Daniel G. Cohen and/or his affiliates cease to beneficially own a majority of the voting securities of the Company. See note 24.

19. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.

As of September 30, 2020, JVB’s adjusted net capital was $71,092 which exceeded the minimum requirements by $70,842

CCFEL, a subsidiary of the Company regulated by the Central Bank of Ireland (“CBI”), is subject to certain regulatory capital requirements in accordance with the Capital Requirements Regulation 575/2013 and applicable CBI requirements.  As of September 30, 2020, the total minimum required net capital was $ 675, and actual net capital in CCFEL was $ 1,156, which exceeded the minimum requirements by $ 481 and was in compliance with the net liquid capital provisions.

CCFL, a subsidiary of the Company and an entity regulated by the FCA, is subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. As of September 30, 2020, the total minimum required net liquid capital was $ 178, and net liquid capital in CCFL was $ 621, which exceeded the minimum requirements by $ 443 and was in compliance with the net liquid capital provisions.

20. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income / (loss) attributable to Cohen & Company Inc.	$1,655	$(1,216)	$(546)	$(2,828)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	2,542	(645)	(2,874)	(1,754)
Add: Interest expense incurred on dilutive convertible notes	379	-	-
Add / (deduct): Adjustment (2)	1,503	79	1,536	430
Net income / (loss) on a fully converted basis	$6,079	$(1,782)	$(1,884)	$(4,152)

Weighted average common shares outstanding - Basic	1,146,941	1,143,909	1,151,321	1,140,328
Unrestricted Operating LLC membership units exchangeable into Cohen & Company, Inc. shares (1)	2,802,863	532,409	2,799,842	532,409
Restricted units or shares	131,296	-	-	-
Shares issuable upon conversion of dilutive convertible notes	1,034,483	-	-	-
Weighted average common shares outstanding - Diluted (3)	5,115,583	1,676,318	3,951,163	1,672,737

Net income / (loss) per common share - Basic	$1.44	$(1.06)	$(0.47)	$(2.48)

Net income / (loss) per common share - Diluted	$1.19	$(1.06)	$(0.48)	$(2.48)

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

(3)	Potentially diluted securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended September 30, 2020		Nine Months Ended September 30,
	2020	2019	2020	2019
2017 Convertible Note	-	1,034,483	1,034,483	1,034,483
2013 Convertible Notes	-	528,590	-	553,176
Restricted Common Stock	-	-	37,572	19,728
Restricted Operating LLC units	-	-	29,144	-
	-	1,563,073	1,101,199	1,607,387

21. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

The Company’s U.S. broker-dealer subsidiary, JVB is a party to litigation commenced on August 7, 2019, in the Supreme Court of the State of New York under the caption VA Management, LP v. Odeon Capital Group LLC; Janney Montgomery Scott LLC; C&Co/PrinceRidge LLC; and JVB Financial Group LLC.  The plaintiff, VA Management, LP (f/k/a Visium Asset Management, LP) (“Visium”), alleges that the defendants, as third party broker-dealers, aided and abetted Visium’s portfolio managers’ breaches of their fiduciary duties by assisting in carrying out a fraudulent “mismarking scheme.”  Visium is seeking in excess of $1 billion in damages from the defendants including disgorgement of the compensation paid to Visium’s portfolio managers, restitution of and damages for the investigative and legal fees, administrative wind down costs, and regulatory penalties paid by Visium as a result of the “mismarking scheme,” direct and consequential damages for the destruction of Visium’s business, including lost profits and lost enterprise value, and attorneys’ fees and costs.  JVB and the other defendants filed a motion to dismiss the complaint in lieu of an answer on October 16, 2019.  On April 29, 2020, the Court issued a ruling denying the motions to dismiss filed by each of the defendants.  On May 20, 2020, JVB filed a Notice of Appeal with the Appellate Division of the Supreme Court, First Department. The other defendants also appealed. On July 13, 2020, JVB and the other defendants filed a joint appellate brief. On August 12, 2020, plaintiff filed its opposition brief. On August 21, 2020, JVB and the other defendants filed a joint reply brief. Oral argument on the appeal has been scheduled for November 13, 2020. While the appeal is pending, discovery in the underlying case is proceeding. The Company intends to defend the action vigorously.

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

SEGMENT INFORMATION
Statement of Operations Information
Nine Months Ended September 30, 2020

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$55,524	$-	$-	$55,524	$-	$55,524
Asset management	-	4,938	-	4,938	-	4,938
New issue and advisory	500	-	-	500	-	500
Principal transactions and other income	6	365	2,412	2,783	-	2,783
Total revenues	56,030	5,303	2,412	63,745	-	63,745
Salaries/Wages	29,840	3,262	-	33,102	3,321	36,423
Other Operating Expense	9,309	1,654	152	11,115	3,771	14,886
Impairment of goodwill	7,883	-	-	7,883	-	7,883
Total operating expenses	47,032	4,916	152	52,100	7,092	59,192
Operating income (loss)	8,998	387	2,260	11,645	(7,092)	4,553
Interest income (expense)	(754)	-	-	(754)	(6,884)	(7,638)
Income (loss) from equity method affiliates	-	517	(3,228)	(2,711)	-	(2,711)
Income (loss) before income taxes	8,244	904	(968)	8,180	(13,976)	(5,796)
Income tax expense (benefit)	-	-	-	-	(623)	(623)
Net income (loss)	8,244	904	(968)	8,180	(13,353)	(5,173)
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(4,627)	(4,627)
Net income (loss) attributable to Cohen & Company Inc.	$8,244	$904	$(968)	$8,180	$(8,726)	$(546)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$13	$2	$-	$15	$234	$249

SEGMENT INFORMATION
Statement of Operations Information
Nine Months Ended September 30, 2019

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$25,873	$-	$-	$25,873	$-	$25,873
Asset management	-	5,765	-	5,765	-	5,765
New issue and advisory	250	-	-	250	-	250
Principal transactions and other income	2	379	1,307	1,688	-	1,688
Total revenues	26,125	6,144	1,307	33,576	-	33,576
Salaries/Wages	14,323	3,073	-	17,396	2,417	19,813
Other Operating Expense	8,515	1,821	300	10,636	3,120	13,756
Impairment of goodwill	-	-	-	-	-	-
Total operating expenses	22,838	4,894	300	28,032	5,537	33,569
Operating income (loss)	3,287	1,250	1,007	5,544	(5,537)	7
Interest (expense) income	(140)	-	-	(140)	(5,189)	(5,329)
Income (loss) from equity method affiliates	-	-	(365)	(365)	-	(365)
Income (loss) before income taxes	3,147	1,250	642	5,039	(10,726)	(5,687)
Income tax expense (benefit)	-	-	-	-	(917)	(917)
Net income (loss)	3,147	1,250	642	5,039	(9,809)	(4,770)
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(1,942)	(1,942)
Net income (loss) attributable to Cohen & Company Inc.	$3,147	$1,250	$642	$5,039	$(7,867)	$(2,828)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$13	$2	$-	$15	$224	$239

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

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended September 30, 2020

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$16,957	$-	$-	$16,957	$-	$16,957
Asset management	-	1,631	-	1,631	-	1,631
New issue and advisory	500	-	-	500	-	500
Principal transactions and other income	-	151	2,617	2,768	-	2,768
Total revenues	17,457	1,782	2,617	21,856	-	21,856
Salaries/Wages	8,880	1,051	-	9,931	1,034	10,965
Other Operating Expense	3,074	583	50	3,707	1,112	4,819
Impairment of goodwill	-	-	-	-	-	-
Total operating expenses	11,954	1,634	50	13,638	2,146	15,784
Operating income (loss)	5,503	148	2,567	8,218	(2,146)	6,072
Interest income (expense)	(345)	-	-	(345)	(1,607)	(1,952)
Income (loss) from equity method affiliates	-	217	(1,588)	(1,371)	-	(1,371)
Income (loss) before income taxes	5,158	365	979	6,502	(3,753)	2,749
Income tax expense (benefit)	-	-	-	-	(594)	(594)
Net income (loss)	5,158	365	979	6,502	(3,159)	3,343
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	1,688	1,688
Net income (loss) attributable to Cohen & Company Inc.	$5,158	$365	$979	$6,502	$(4,847)	$1,655

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$4	$1	$-	$5	$80	$85

SEGMENT INFORMATION Statement of Operations Information
Three Months Ended September 30, 2019

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$8,479	$-	$-	$8,479	$-	$8,479
Asset management	-	2,018	-	2,018	-	2,018
New issue and advisory	250	-	-	250	-	250
Principal transactions and other income	-	157	363	520	-	520
Total revenues	8,729	2,175	363	11,267	-	11,267
Salaries/Wages	5,148	1,020	-	6,168	849	7,017
Other Operating Expense	3,013	592	101	3,706	987	4,693
Impairment of goodwill	-	-	-	-	-	-
Total operating expenses	8,161	1,612	101	9,874	1,836	11,710
Operating income (loss)	568	563	262	1,393	(1,836)	(443)
Interest (expense) income	(36)	-	-	(36)	(1,500)	(1,536)
Income (loss) from equity method affiliates	-	-	(109)	(109)	-	(109)
Income (loss) before income taxes	532	563	153	1,248	(3,336)	(2,088)
Income tax expense (benefit)	-	-	-	-	(170)	(170)
Net income (loss)	532	563	153	1,248	(3,166)	(1,918)
Less: Net income (loss) attributable to the non-controlling interest	-	-	-	-	(702)	(702)
Net income (loss) attributable to Cohen & Company Inc.	$532	$563	$153	$1,248	$(2,464)	$(1,216)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$5	$1	$-	$6	$74	$80

BALANCE SHEET DATA
As of September 30, 2020
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$6,480,005	$1,513	$30,280	$6,511,798	$15,753	$6,527,551

Included within total assets:
Investments in equity method affiliates	$-	$-	$7,776	$7,776	$-	$7,776
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
December 31, 2019
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$7,968,491	$1,616	$18,689	$7,988,796	$12,828	$8,001,624

Included within total assets:
Investments in equity method affiliates	$-	$-	$3,799	$3,799	$-	$3,799
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total Revenues:
United States	$20,775	$10,152	$61,131	$30,545
Europe & Other	1,081	1,115	2,614	3,031
Total	$21,856	$11,267	$63,745	$33,576

Long-lived assets attributable to an individual country, other than the United States, are not material.

23. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $ 7,225 and $ 5,637 for the nine months ended September 30, 2020 and 2019, respectively.

The Company paid income taxes of $ 195 and $ 30 for the nine months ended September 30, 2020 and 2019, respectively. The Company received income tax refunds of $ 12 and $ 48 for nine months ended September 30, 2020 and 2019. respectively.

For the nine months ended September 30, 2020, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net surrendered units of membership interests in the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $ 417, a net increase of $ 25 in AOCI, and an increase of $ 392 in non-controlling interest.  See note 18.

●

The investment return related to certain of the Company’s redeemable financial instruments was negative within certain quarterly periods.  According to the terms of those agreements, the redemption value of the instrument is reduced in those cases.  Accordingly, the Company recorded interest income and reduced the balance of redeemable financial instruments by $105. See note 16.

●	In conjunction with the sale of ViaNova on August 22, 2020, the Company transferred one RTL with a fair value of $2,243 to JVB. As a result, the Company recorded an increase in other investments at fair value and a corresponding decrease in other assets. See notes 4 and 7.

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

As part of the Company's matched book repo operations, the Company enters into reverse repos with counterparties whereby it lends money and receives securities as collateral.  In accordance with ASC 860, the collateral securities are not recorded in the Company's consolidated balance sheets.  However, from time to time the Company will hold cash instead of securities as collateral for these transactions.  When the Company is provided cash as collateral for reverse repo transactions, the Company will make an entry to increase its cash and cash equivalents and to increase its other liabilities for the amount of cash received.  There are two main reasons the Company may receive collateral in the form of cash as opposed to securities.  First, when the value of the collateral securities the Company has in its possession declines, the Company will require the counterparty to provide it with additional collateral.  The Company will accept either cash or additional liquid securities.  Often, the Company's counterparties will provide it with cash as they may not have liquid securities readily available.  Second, from time to time, the Company's counterparties require a portion of the collateral securities in the Company's possession returned to them for operating purposes.  In such instances, the counterparty may not have substitute liquid securities available and will often provide the Company with cash as collateral instead.  It is important to note that when the Company receives cash as collateral, it is temporary in nature and the Company has an obligation to return that cash when the counterparty provides substitute liquid securities as collateral or otherwise satisfies their associated reverse repo obligation.  The Company is generally required to return any cash collateral the same business day that it receives substitute securities.  See note 14.

As of September 30, 2020 and December 31, 2019, the Company had counterparty cash collateral of $125,294 and $9,524, respectively, which was included in both its cash and cash equivalents and other liability balances, respectively.  Accordingly, included in the Company's cash provided by operating activities of $ 115,288 during the nine months ended September 30, 2020 is an inflow of $115,770 as a result of this increase in cash collateral held.  The Company has no legal or contractual obligation to segregate this cash collateral held and therefore it is included as a component of its cash and cash equivalents in the Company's consolidated balance sheets.  However, it is not available for use in the Company's general operations as the Company must stand ready at all times to return the collateral held immediately once the reverse repo counterparty provides substitute liquid securities or the repo matures.

24. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the nine months ended September 30, 2020 and 2019. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. The Bancorp, Inc. (“TBBK”)

TBBK is identified as a related party because Daniel G. Cohen is chairman of TBBK.

As part of the Company’s broker-dealer operations, the Company from time to time purchases securities from third parties and sells those securities to TBBK. The Company may purchase securities from TBBK and ultimately sell those securities to third parties. In either of the cases listed above, the Company includes the trading revenue earned (i.e. the gain or loss realized, or commission earned) by the Company for the entire transaction in the amounts disclosed as part of net trading in the table at the end of this section.  From time to time, the Company will enter into repos with TBBK as its counterparty.  As of September 30, 2020 and December 31, 2019, the Company had no repos with TBBK.  For the three and nine months ended September 30, 2020, and 2019, the Company incurred no interest expense related to repos with TBBK as its counterparty.

B. Daniel G. Cohen/Cohen Bros. Financial, LLC (“CBF”)/ EBC 2013 Family Trust (“EBC”)

On December 30, 2019, Daniel G. Cohen contributed 370,881 shares of IMXI common stock to the Operating LLC.  In exchange for these shares, the Operating LLC issued 12,549,273 newly issued units of membership interests in the Operating LLC and 12,549,273 shares of newly issued Series F Preferred Stock.  The Company included the value of the IMXI common stock in other investments, at fair value. See note 18. In connection with the IMXI share contribution, the Company paid $6 for legal fees on behalf of Daniel G. Cohen, which is not included in the table at the end of this section.

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

CBF has been identified as a related party because (i) CBF is a non-controlling interest holder of the Company and (ii) CBF is wholly owned by Daniel G. Cohen. On September 29, 2017, CBF also invested $8,000 of the $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Trust / CBF pursuant to the CBF Investment Agreement.  The Company incurred interest expense on this instrument, which is disclosed as part of interest expense incurred in the table at the end of this section.  In October 2020 and 2019, payments of $2,500 and $1,500, respectively, were made by the Company to CBF, which reduced the redeemable financial instrument balance to $4,000.  See notes 16 and 17.

EBC has been identified as a related party because Daniel G. Cohen is a trustee of EBC and has sole voting power with respect to all shares of the Company held by EBC.  In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company.  The Company issued $2,400 in principal amount of the 2013 Convertible Notes and $1,600 of Common Stock to EBC. See note 20 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  On September 25, 2019, the 2013 Convertible Notes were amended and restated by the 2019 Senior Notes.  On September 25, 2020 the 2019 Senior Notes were amended again to extend their maturity date until September 25, 2021.  See note 17. The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at the end of this section.

C. The Edward E. Cohen IRA

On August 28, 2015, $4,386 in principal amount of the 2013 Convertible Notes originally issued to Mead Park Capital in September 2013 was purchased by the Edward E. Cohen IRA of which Edward E. Cohen is the benefactor.  Edward E. Cohen is the father of Daniel G. Cohen.  On September 25, 2019, the 2013 Convertible Notes were amended and restated by the 2019 Senior Notes. See note 17 for a description of amendments related to the 2019 Senior Notes and 2013 Convertible Notes.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tables at the end of this section. $4,386 of the 2019 Senior Notes were fully repaid on February 3, 2020.  See note 17 and note 20 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

In March 2017, the 2017 Convertible Note was issued to the DGC Trust.  The Company incurred interest expense on the 2017 Convertible Note, which is disclosed as part of interest expense incurred in the table at the end of this section.  See note 17.

On September 29, 2017, the DGC Trust invested $2,000 of the $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC  Trust / CBF pursuant to the DGC Trust Investment Agreement.  See notes 19 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and note 16 herein.  Interest incurred on this instrument is disclosed in the tables at the end of this section.  The Company redeemed the DGC Trust Redeemable Financial Instrument in full by making payment of $2,000 on September 30, 2020.

F.  Duane Morris, LLP (“Duane Morris”)

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

G. FinTech Masala, LLC

FinTech Masala, LLC is a related party because Betsy Cohen, the mother of Daniel G. Cohen, is a member of FinTech Masala, LLC.  Daniel G. Cohen is also a member of FinTech Masala, LLC.  The Company has engaged Betsy Cohen on behalf of FinTech Masala, LLC as a consultant to provide certain services related to the Insurance SPAC.  The Company agreed to pay a consultant fee of $1 per month, which commenced July 1, 2019 and shall continue until the earlier of (i) the date that is thirty days following the closing of the Insurance SPAC’s initial Business Combination and (ii) the date on which the Company or Betsy Cohen terminates the consulting agreement.  Betsy Cohen made a $2 investment in the Sponsor Entities in March 2019, which is included as a component of non-controlling interest in the consolidated balance sheet.  The expense incurred by the Company for the consulting services provided by FinTech Masala, LLC are included within professional fees and operating expense in the consolidated income statement and are disclosed in the table below.  The Company has a sublease agreement for certain office space with FinTech Masala, LLC (formerly Bezuco Capital, LLC).  The Company received payments under this agreement.  The payments are recorded as a reduction in rent expenses.  This sublease agreement commenced on August 1, 2018.  It has an annual term that auto-renews if not cancelled earlier.  It can be cancelled by either party upon 90 days’ notice.  The income earned on this sublease is included as a reduction in rent expense in the consolidated statements of income and are disclosed in the tables below.

H. Investment Vehicle and Other

EuroDekania

EuroDekania was considered a related party because it is an equity method investment of the Company.  The Company had an investment in and a management contract with EuroDekania.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management in the tables below.  EuroDekania liquidated in 2019.

SPAC Fund

The SPAC Fund is considered a related party because it is an equity method investment of the Company.  The Company has an investment in and a management contract with the SPAC Fund.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management in the tables below.  As of September 30, 2020, the Company owned 1.5% of the equity of the SPAC Fund.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management and are shown in the tables below.  As of September 30, 2020, the Company owned 4.66% of the equity of the U.S. Insurance JV.

Insurance SPAC

The Insurance SPAC  is a related party as it is an equity method investment of the Company.  The Operating LLC, is the manager of the Sponsor entities and the Company consolidates the Sponsor Entities..  As of September 30, 2020, the Sponsor Entities owned 26.5% of the equity in the Insurance SPAC. Income earned, or loss incurred on equity method investments is included in the tables below.  The Operating LLC and the Insurance SPAC entered into an administrative services agreement, dated March 19, 2019, pursuant to which the Operating LLC and the Insurance SPAC agreed that, commencing on the date that the Insurance SPAC’s securities were first listed on the Nasdaq Capital Market through the earlier of the Insurance SPAC’s consummation of a Business Combination and its liquidation, the Insurance SPAC will pay the Operating LLC $10 per month for certain office space, utilities, secretarial support, and administrative services.  Revenue earned by the Company from the administrative services agreement is included as part of principal transactions and other income in the tables below.  The Company agreed to lend the Insurance SPAC $750 for operating and acquisition related expenses.  As of September 30, 2020, $650  had been lent by the Company to the Insurance SPAC which amount is included in due from related parties in the consolidated balance sheets. On October 13, 2020 in connection with the Insurance SPAC Merger, the Insurance SPAC made a payment of $650 to the Company extinguishing the loan balance in full. See notes 4, 11, and 25.

Insurance SPAC II

The Insurance SPAC II is a related party as it is an equity method investment of the Company.  The Operating LLC, is the manager of the Insurance SPAC II Sponsor entities and the Company consolidates the Insurance SPAC II Sponsor Entities. As of September 30, 2020, the non-controlling interest invested $4,550 in Insurance SPAC II Sponsor Entities and owns 45.5% of the equity in Insurance SPAC II Sponsor Entities. Income earned, or loss incurred on the equity method investment is included in the tables below.  The Operating LLC and the Insurance SPAC II entered into an administrative services agreement, dated September 2, 2020, pursuant to which the Operating LLC and the Insurance SPAC agreed that, commencing on the date that the Insurance SPAC II’s securities were first listed on the Nasdaq Capital Market through the earlier of the Insurance SPAC II’s consummation of a Business Combination and its liquidation, the Insurance SPAC II will pay the Operating LLC $20 per month for certain office space, utilities, secretarial support, and administrative services.  Revenue earned by the Company from the administrative services agreement is included as part of principal transactions and other income in the tables below.  The Company agreed to lend the Insurance SPAC $750 for operating and acquisition related expenses.  As of September 30, 2020, no amounts have been lent under this facility. See notes 4 and 11.

Sponsor Entities of Other SPACs

In general, a SPAC is initially funded by a sponsor and that sponsor invests in and receives private placement and founders shares of the SPAC.  The sponsor may be organized as a single legal entity or multiple entities under common control.  In either case, the entity or entities is referred in this section as the sponsor of the SPAC.  The Company has had the following transactions with various sponsors of SPACs that are related parties and which the Company does not consolidate.

The sponsor of FinTech Acquisition Corp. II ("FTAC II Sponsor") is a related party because Daniel G. Cohen is the manager of the entity.  In July 2018, the Operating LLC acquired publicly traded shares of FinTech Acquisition Corp. II from an unrelated third party for a total purchase price of $2,513.  In connection with this purchase, the Operating LLC agreed with FinTech II Sponsor to not redeem these shares in advance of the merger between FinTech Acquisition Corp. II and Intermex Holdings II, LLC.  In exchange for this agreement to not redeem these shares prior to the merger, as well as the outlay of capital to purchase the publicly traded shares of FinTech Acquisition Corp. II, the Operating LLC received unregistered, restricted shares of common stock of FinTech Acquisition Corp. II from FTAC II Sponsor.  In connection with the merger, FinTech Acquisition Corp. II changed its name to International Money Express, Inc.

The sponsor of Fintech Acquisition Corp. III ("FTAC III Sponsor") is considered a related party because Daniel G. Cohen is the manager of the entity In December 2018, the Operating LLC entered into an agreement with FinTech Acquisition Corp. III whereby the Company will provide certain accounting and administrative services and in exchange the Company received 23,000 founders shares of FTAC III.  The revenue earned on this arrangement is disclosed in the tables below.

The sponsor of Fintech Olympus Acquisition Corp. ("FTAC Olympus Sponsor") is a related party as it is an equity method investment of the Company.  The Company made a sponsor investment in FTAC Olympus Sponsor, receiving an initial allocation of 600,000 founders shares of FTAC Olympus stock for $2.  In addition, on September 8, 2020,  the Operating LLC entered into a letter agreement with FTAC Olympus whereby the Operating LLC will provide personnel to serve as the Chief Financial Officer as well as other accounting and administrative services to FTAC Olympus for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of an additional 30,000 founders shares of FTAC Olympus stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned from these services is recorded in the table below.

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

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net trading
TBBK	$-	$7	$-	$11

Asset management
EuroDekania	-	-	-	236
SPAC Fund	99	35	149	98
U.S. Insurance JV	100	61	281	211
	$199	$96	$430	$545
Principal transactions and other income
EuroDekania	-	(2)	-	279
Fintech III Sponsor	3	2	8	8
FTAC Olympus Sponsor	2	-	2	-
Insurance SPAC	30	30	90	65
Insurance SPAC II	20	-	20	-
SPAC Fund	49	(19)	77	30
U.S. Insurance JV	22	31	(8)	114
	$126	$42	$189	$496
Income (loss) from equity method affiliates
AOI	136	-	194	-
CK Capital	81	-	323	-
FTAC Olympus Sponsor	(2)	-	(2)	-
Insurance SPAC	(1,498)	(109)	(3,138)	(365)
Insurance SPAC II	(88)		(88)	-
	$(1,371)	$(109)	$(2,711)	$(365)

Operating expense (income)
Duane Morris	206	86	856	251
FinTech Masala, LLC	(11)	(11)	(33)	(23)
	$195	$75	$823	$228
Interest expense (income)
CBF	94	135	971	462
DGC Trust	408	406	1,423	1,214
EBC	72	50	216	145
Edward E. Cohen IRA	-	91	48	265
JKD Investor	301	(43)	1,813	478
	$875	$639	$4,471	$2,564

The following related party transactions are non-routine and are not included in the tables above.

K.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $ 48 and $ 230 for the three and nine months ended September 30, 2020, respectively and $ 50 and $ 219 for the three and nine months ended September 30, 2019, respectively.

The Company leases office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio, Jr., the vice chairman of the Company’s board of directors.  The lease agreement expired in June 2020 and was subsequently amended to extend for a period of one year through June 2021.  The Company recorded $24 of rent expense related to this office space for the three months ended September 30, 2020 and 2019, respectively and $72 of rent expense for the nine months ended September 30, 2020 and 2019, respectively.

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

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	September 30, 2020	December 31, 2019
Employees & other	$308	$466
Insurance SPAC	650	-
Due from related parties	$958	$466

26. SUBSEQUENT EVENTS

New Line of Credit Agreement

On October 28, 2020 (the “Effective Date”), Cohen & Company Inc., a Maryland corporation (the “Company”) entered into a Loan Agreement (the “Loan Agreement”) with Byline Bank, as lender (the “Lender”), by and among the Lender, the Company, as a guarantor, and the Company’s subsidiaries, Cohen & Company, LLC (the “Operating LLC”) and J.V.B. Financial Group Holdings, LP (“Holdings LP”), as guarantors, and J.V.B. Financial Group, LLC, as borrower (the “Borrower”), and C&Co PrinceRidge Holdings, LP (“C&Co.”), pursuant to which the Lender agreed to make loans at the Borrower’s request from time to time in the aggregate amount of up to $7.5 million.

In addition, on the Effective Date, the Borrower and the Lender entered into a Revolving Note and Cash Subordination Agreement (the “Revolving Note and Cash Subordination Agreement,” and, together with the Loan Agreement, the “Credit Facility”), pursuant to which, among other things, the Lender agreed to make loans at the Borrower’s request from time to time in the aggregate amount of up to $17.5 million.

Loans (both principal and interest) made by the Lender to the Borrower under the Loan Agreement and Revolving Note and Cash Subordination Agreement are scheduled to mature and become immediately due and payable in full on October 28, 2022.  In addition, loans may be made under the Loan Agreement and the Revolving Note and Cash Subordination Agreement until October 28, 2022 and October 28, 2021, respectively.

Loans under the Credit Facility will bear interest at a per annum rate equal to LIBOR plus 6.0%, provided that in no event can the interest rate be less than 7.0%. The Borrower is required to pay on a quarterly basis an undrawn commitment fee at a per annum rate equal to 0.50% of the undrawn portion of the Lender’s $25 million commitment under the Credit Facility.  The Borrower is also required to pay on each anniversary of the Effective Date a commitment fee at a per annum rate equal to 0.50% of the Lender’s $25 million commitment under the Credit Facility. Pursuant to the terms of the Credit Facility, the Borrower paid to the Lender a commitment fee of $250,000 on the Effective Date.

Loans under the Credit Facility must be used by the Borrower for working capital purposes and general liquidity of the Borrower. The Borrower may request a reduction in the Lender’s $25 million commitment in a minimum amount of $1 million and multiples of $500,000 thereafter upon not less than five days’ prior notice to the Lender.

The obligations of the Borrower under the Credit Facility are guaranteed by the Company, the Operating LLC and Holdings LP (collectively, the “Guarantors”), and are secured by a lien on all of Holdings LP’s property, including its 100% ownership interest in all of the outstanding membership interests of the Borrower.

Pursuant to the Credit Facility, the Borrower and the Guarantors provide customary representations and warranties for a transaction of this type.

The Credit Facility also includes customary covenants for a transaction of this type, including covenants limiting the indebtedness that can be incurred by the Borrower and Holdings LP and restricting the Borrower’s ability to make certain loans and investments. Additionally, the Borrower may not permit (i) the Borrower’s tangible net worth to be less than $80 million at any time from October 29, 2020 through December 31, 2021, and $85 million at any time thereafter; and (ii) the Borrower’s excess net capital to be less than $40 million at any time. The Borrower and each Guarantor are also limited in their ability to repay certain of their existing outstanding indebtedness.

The Credit Facility contains customary events of default for a transaction of this type. If an event of default under the Credit Facility occurs and is continuing, then the Lender may declare and cause all or any part of the Loans and all other liabilities outstanding under the Credit Facility to become immediately due and payable.

The foregoing description of the Credit Facility does not purport to be complete and is qualified in its entirety by reference to the full text of the Loan Agreement and the Revolving Note and Cash Subordination Agreement, copies of which are attached hereto as Exhibit 10.1 and Exhibit 10.2, respectively, and are incorporated herein by reference.

The Credit Facility described above was entered into to replace (i) the Loan Agreement, by and among the Company, the Operating LLC and Holdings LP, as guarantors, and the Borrower, as borrower, C&Co, and Fifth Third Financial Bank, N.A. (as successor to MB Financial Bank, N.A.), as lender, dated April 25, 2018, as amended (the “Original Loan Agreement”) and (ii) the Revolving Note and Cash Subordination Agreement, by and between the Borrower and Fifth Third Financial Bank, N.A. (as successor to MB Financial Bank, N.A.), dated January 29, 2019 (the “Original Revolving Note and Cash Subordination Agreement,” and, together with the Original Loan Agreement, the “Original Credit Facility”).  Pursuant to the Original Credit Facility, Fifth Third Financial Bank had agreed to make loans at the Borrower’s request from time to time in the aggregate amount of up to $25 million.

In connection with the execution of the Credit Facility, on the Effective Date, the Original Loan Agreement and the Original Revolving Note and Cash Subordination Agreement were both terminated and the Borrower paid to Fifth Third Financial Bank, N.A. all amounts outstanding under the Original Credit Facility as of the Effective Date.

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

●

Asset Management:  Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of September 30, 2020, we had approximately $2.65 billion in assets under management (“AUM”) of which 77.4% was in CDOs. A substantial portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

●

Principal Investing: Our Principal Investing business segment is comprised of investments that we hold related to our SPAC franchise and other investments have made for the purpose of earning an investment return rather than investments to support our trading, matched book repo, or other Capital Markets business segment activities.  These investments are a component of our other investments, at fair value in our consolidated balance sheet.

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

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of September 30, 2020,  77.4% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the overall market supply and demand of these investments as well as the individual performance of each investment. Our principal investments are included within other investments, at fair value in our consolidated balance sheets.  More recently, a significant component of our principal investment revenue has come from SPAC related equity investments, primarily in entities that have been the result of sponsored SPAC business combinations or related party sponsored SPAC business combinations.  Access to these investments is reliant on a robust SPAC market.  Performance of the resulting principal investments can be materially impacted by overall performance of the equity markets.  See note 7 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

●

The financial market volatility, as well as the reduction in volumes in the GCF repo and TBA businesses, that resulted from COVID-19 required us to reassess the goodwill we had recorded related to JVB under the guidance of ASC 350.  We determined that the fair value of JVB was less than the carrying value (including the goodwill).  As a result, we recorded an impairment loss of $7,883 in the nine months ended September 30, 2020.  See note 12.

●

JVB’s mortgage group’s operations are centered on serving the financial needs of mortgage originators and institutions that invest in mortgage backed securities.  Prolonged high unemployment could eventually impact mortgage originations and demand for and supply of mortgage backed securities, which may have a significant unfavorable impact on the revenue earned by JVB’s mortgage group.

We will likely be impacted by the pandemic in other ways which we cannot yet determine.  We will continue to monitor market conditions and respond accordingly.  In April 2020, the Company applied for and received a $2,166 loan under the Paycheck Protection Program ("PPP") of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. See recent events below.

Recent Events

The 2019 Senior Notes

On September 25, 2019, we amended the previously outstanding 2013 Convertible Notes that were scheduled to mature on September 25, 2019.  The material terms and conditions of the 2013 Convertible Notes remained substantially the same, except that (i) the maturity date changed from September 25, 2019 to September 25, 2020; (ii) the conversion feature in the 2013 Convertible Notes was removed; (iii) the interest rate changed from 8% per annum (9% in the event of certain events of default) to 12% per annum (13% in the event of certain events of default); and (iv) the restrictions regarding prepayment was removed.  The post amendment notes are referred to herein as the “2019 Senior Notes” and the pre-amendment notes are referred to herein as the “2013 Convertible Notes.”  On September 25, 2020, the 2019 Notes were amended again to extend the maturity date from September 25, 2020 until September 25, 2021.  All other material terms and conditions of the 2019 Convertible Notes remained substantially the same.

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

Pursuant to the note purchase agreement, JKD Investor and RNCS each purchased a senior promissory note in the principal amount of $2,250 (for an aggregate investment of $4,500).  The senior promissory notes bear interest at a fixed rate of 12% per annum and mature on January 31, 2022.  On February 3, 2020, pursuant to the note purchase agreement, the Operating LLC used the proceeds received from the issuance of the senior promissory notes to repay in full all amounts outstanding under the senior promissory note, dated September 25, 2019, issued by the Company to Pensco Trust Company, Custodian fbo Edward E. Cohen IRA in the principal amount of $4,386 (the “Cohen IRA Note”).  The Cohen IRA Note is included as a portion of the 2019 Senior Notes outstanding as of December 31, 2019.  The Cohen IRA Note was fully paid and extinguished on February 3, 2020.  Subsequent to this repayment, $2,400 of the 2019 Senior Notes remain outstanding.  On September 25, 2020, the 2019 Senior Notes were amended to extend the maturity date of the remaining $2,400 was extended to September 25, 2021.  See note 17 to our financial statements included in this Quarterly Report on Form 10-Q.

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

On March 19, 2020, ViaNova received a notice of default from LegacyTexas Bank regarding the LegacyTexas Credit Facility, stating that ViaNova’s unrestricted cash balance was less than the amount required.  Also, on March 19, 2020, ViaNova received notice from LegacyTexas Bank that the Bank had suspended funding all “Alternative” loans for all of their clients, including the RTL loans that are the subject of the LegacyTexas Credit Facility with LegacyTexas Bank.  Since March 19, 2020 ViaNova has repaid all outstanding indebtedness under the Agreement.  ViaNova stopped acquiring new RTLs and does not intend to acquire any new RTLs in the future.  On August 22, 2020, the Company sold its investment in ViaNova to the former managing director of ViaNova in exchange for the managing director’s assumption of all of ViaNova’s liabilities and a potential earn out of up to $500.

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

Paycheck Protection Program

In April 2020, we applied for and received a $2,166 loan under the PPP. We have carefully considered the eligibility requirements for PPP loans as well as supplemental guidance regarding the PPP beyond the applicable statute issued from time to time by government agencies and certain government officials. We are eligible to receive a PPP loan because we have fewer than 100 employees. Further, although we are public and listed on the NYSE American stock exchange, our market capitalization is small, and we believe that we did not have access to the public capital markets at that time. In part due to the PPP loan, we do not anticipate any significant workforce reduction or reductions in compensation levels in the near future. On September 23, 2020, we applied for forgiveness of the PPP loan.  See note 17 to our financial statements included in this Quarterly Report on Form 10-Q.

Insurance SPAC

The Operating LLC is the manager of Insurance Acquisition Sponsor, LLC (“IAS”) and Dioptra Advisors, LLC (“Dioptra” and, together with IAS, the “Sponsor Entities”). The Sponsor Entities were sponsors of Insurance Acquisition Corp. ("Insurance SPAC"), a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

On June 29, 2020, Insurance SPAC entered into an Agreement and Plan of Merger (the “Insurance SPAC Merger Agreement”) with IAC Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of Insurance SPAC (“Insurance SPAC Merger Sub”), and Shift Technologies, Inc., a Delaware corporation (“Shift”).  On October 13, 2020, Insurance SPAC Merger Sub was merged (the “Insurance SPAC Merger”) with and into Shift. In connection with the Insurance SPAC Merger, the Insurance SPAC changed its name from “Insurance Acquisition Corp.” to “Shift Technologies, Inc.” and, on October 15, 2020, the Insurance SPAC’s Nasdaq trading symbol changed from "INSU" to “SFT.” The Insurance SPAC Merger was approved by the Insurance SPAC’s stockholders at a special meeting of stockholders held on October 13, 2020.

Upon the Closing, the Sponsor Entities held 375,000 shares of SFT’s Class A Common Stock, par value $0.0001 per share (“SFT Class A Common Stock”), and 187,500 warrants (“SFT Warrants”) to purchase an equal number of shares of SFT Class A Common Stock for $11.50 per share (such SFT Class A Common Stock and SFT Warrants, collectively, the “Placement Securities”) as a result of the 375,000 placement units which the Sponsor Entities had purchased in a private placement that occurred simultaneously with the Insurance SPAC’s initial public offering on March 22, 2019.  Further, upon the Closing, the Sponsor Entities collectively held an additional 4,497,525 shares of SFT Class A Common Stock as a result of its previous purchase of founder shares of the Insurance SPAC (collectively, the “Founder Shares,” and, together with the Placement Securities, the “Sponsor Shares”).

We currently consolidate the Sponsor Entities and previously treated our investment in the Insurance SPAC as an equity method investment.  Effective upon the Closing, we have reclassified our equity method investment in the Insurance SPAC to other investments, at fair value and has adopted fair value accounting for the investment in SFT, resulting in an amount of principal transaction revenue derived from the (i) the final amount of Sponsor Shares retained by the Sponsor Entities; (ii) the trading share price of the SFT Class A Common Stock and the SFT Warrants; and (iii) fair value discounts related to the share sale restrictions on the Sponsor Shares outlined below.  Upon recognition of the principal transaction revenue described above, we will record a non-controlling interest expense or compensation expense related to the amount of Sponsor Shares distributable to the non-controlling interest holders in the Sponsor Entities.  If the non-controlling interest holder is an employee of us, the expense will be recorded as compensation.  Otherwise, the expense will be non-controlling interest expense.  We currently expect that, upon the registration of the Sponsor Shares in accordance with the Amended and Restated Registration Rights Agreement described below, (a) of the Placement Securities, 252,335 shares of SFT Class A Common Stock and 126,500 SFT Warrants will be distributed to the non-controlling interest holders of the Sponsor Entities and, (b) of the Founder Shares, 2,477,803 shares of SFT Class A Common Stock will be distributed to the non-controlling interest holders of the Sponsor Entities. Immediately following these distributions, we expect to retain (i) of the Placement Securities, 122,665 shares of SFT Class A Common Stock and 61,332 SFT Warrants, and (ii) of the Founder Shares, 2,019,721 shares of SFT Class A Common Stock.

Subject to certain limited exceptions, Placement Securities held by IAS will not be transferable or salable until 30 days following the Closing. Of the Founder Shares held by the Sponsor Entities, (a) 20% are freely transferable and salable, and (b) subject to certain limited exception, the remaining shares will not be transferable or salable until the closing price of the SFT Class A Common Stock, for a period of 20 out of any 30 consecutive trading days following the Closing, (a) exceeds $12.00 with respect to 20% of such shares, (b) exceeds $13.50 with respect to an additional 20% of such shares, (c) exceeds $15.00 with respect to an additional 20% of such shares, and (d) exceeds $17.00 with respect to an additional 20% of such shares.

Concurrently with the Closing, a subsidiary of us purchased 600,000 shares of SFT Class A Common Stock at a purchase price per share of $10.00 pursuant to a subscription agreement that such subsidiary executed at the time of the execution of the Merger Agreement. The Company’s subsidiary currently expects that, upon the registration of these 600,000 shares of SFT Class A Common Stock, the Company’s subsidiary will distribute 350,000 of such shares of SFT Class A Common Stock to minority interest holders and distribute the remaining 250,000 of such shares of SFT Class A Common Stock to a wholly owned subsidiary of us.

At the Closing, the Sponsor Entities and SFT entered into a letter agreement (the “Sponsor Letter Agreement”), pursuant to which the Sponsor Entities will receive certain SFT board of directors observer rights. Pursuant to the Sponsor Letter Agreement, for so long as the Sponsor Entities, the Operating LLC, or any of their respective affiliates (as such term is defined in Rule 405 of the Securities Act of 1933, as amended) continue to hold shares representing at least two percent of the total voting power of shares entitled to vote in the election of directors of SFT issued and outstanding, the Sponsor Entities will have the right to designate an individual to attend and observe SFT’s board meetings.

In addition, at the Closing, the Sponsor Entities entered into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) with SFT, Cantor Fitzgerald & Co., and certain other initial stockholders of SFT, requiring SFT to, among other things, file a resale shelf registration statement on behalf of the stockholders promptly after the Closing. The Amended and Restated Registration Rights Agreement will also provide certain demand rights and piggyback rights to the stockholders, subject to underwriter cutbacks and issuer blackout periods.

Insurance SPAC II

The Operating LLC, is the manager of Insurance Acquisition Sponsor II, LLC (“IAS II”) and Dioptra Advisors II, LLC (“Dioptra II” and, together with IAS II, the “Insurance SPAC II Sponsor Entities”). The Insurance SPAC II Sponsor Entities are sponsors of INSU Acquisition Corp. II (“Insurance SPAC II”), a blank check company that will seek to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (each a “Insurance SPAC II Business Combination”).  Insurance SPAC II completed the sale of 23,000,000 units ("Insurance SPAC II Units") in its IPO, which includes 3,000,000 Insurance SPAC II Units issued pursuant to the underwriters’ over-allotment option.

Each Insurance SPAC II unit consists of one share of Insurance SPAC II's Class A common stock, par value $0.0001 per share (“Insurance SPAC II Common Stock”), and one-third of one warrant (each, a “Insurance SPAC II Warrant”), where each whole Insurance SPAC II Warrant entitles the holder to purchase one share of Insurance SPAC II Common Stock for $11.50 per share. The Insurance SPAC II Units were sold in the IPO at an offering price of $10.00 per Unit, for gross proceeds of $230,000 (before underwriting discounts and commissions and offering expenses). Pursuant to the underwriting agreement in the IPO, Insurance SPAC II granted the underwriters in the IPO  a 45-day option to purchase up to 3,000,000 additional Insurance SPAC II Units solely to cover over-allotments, if any ; and on September 4, 2020, the Underwriters notified Insurance SPAC II that they were exercising the over-allotment option in full. Immediately following the completion of the IPO, there were an aggregate of 31,386,667 shares of Insurance SPAC II Common Stock issued and outstanding.

If Insurance SPAC II fails to consummate a Insurance SPAC II Business Combination within the first 18 months following the IPO and is unable to obtain an extension, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets.  The Company currently consolidates the Insurance SPAC II Sponsor Entities and treats the Insurance SPAC II Sponsor Entities' investment in the Insurance SPAC II as an equity method investment.

The Insurance SPAC II Sponsor Entities purchased 452,500 of the Insurance SPAC II placement units in a private placement that occurred simultaneously with the IPO for an aggregate of $4,525, or $10.00 per placement unit.  Cantor Fitzgerald & Co., the underwriter of the IPO, also purchased 87,500 of the Insurance SPAC II’s placement units in the private placement for an aggregate of $875.  Each placement unit consists of one share of Insurance SPAC II Common Stock and one-third of one warrant (the “Insurance SPAC II Placement Warrant”). The placement units are identical to the Insurance SPAC II Units sold in the IPO except (i) the shares of Insurance SPAC II Common Stock issued as part of the placement units and the Insurance SPAC II Placement Warrants will not be redeemable by the Insurance SPAC II, (ii) the Insurance SPAC II Placement Warrants may be exercised by the holders on a cashless basis, (iii) the shares of Insurance SPAC II Common Stock issued as part of the placement units, together with the Insurance SPAC II Placement Warrants, are entitled to certain registration rights, and (iv) for so long as they are held by the IPO underwriter, the Insurance SPAC II placement units will not be exercisable more than five years following the effective date of the registration statement filed by the Insurance SPAC II in connection with the IPO. Subject to certain limited exceptions, the placement units (including the underlying Insurance SPAC II Placement Warrants and Insurance SPAC II Common Stock and the shares of Insurance SPAC II Common Stock issuable upon exercise of the Insurance SPAC II Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Insurance SPAC II Business Combination.

In addition, the Insurance SPAC II Sponsor Entities collectively hold 7,846,667 founder shares of the Insurance SPAC II.  Subject to certain limited exceptions, the founder shares will not be transferable or salable except (a) with respect to 20% of such shares, until consummation of an Insurance SPAC II Business Combination, and (b) with respect to additional 20% tranches of such shares, when the closing price of the Common Stock exceeds $12.00, $13.50, $15.00 and $17.00, respectively, for 20 out of any 30 consecutive trading days following the consummation of the Insurance SPAC II Business Combination.  Certain executive and key employees of the Operating LLC purchased membership interests in Dioptra Advisors II, LLC and have an interest in the Insurance SPAC II’s founder shares through such membership interests.

The number of founders shares eventually retained by the Sponsor Entities and in which such executives and key employees have an interest through the Insurance SPAC II Sponsor Entities will not be determined until the Insurance SPAC II Business Combination is complete.

A total of $230,000 of the net proceeds from the private placement and the IPO (including approximately $9,800 of the deferred underwriting commission from the IPO) were placed in a trust account. Except for the withdrawal of interest to pay taxes (or dissolution expenses if the Insurance SPAC II Business Combination is not consummated), none of the funds held in the trust account will be released until the earlier of (i) the completion of the Insurance SPAC II’s Business Combination, (ii) the redemption of Insurance SPAC II’s public shares if it is unable to consummate the Insurance SPAC II Business Combination within 18 months following the IPO, or (iii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Insurance SPAC II’s amended and restated certificate of incorporation to modify the substance or timing of Insurance SPAC II’s obligation to redeem 100% of its public shares if it does not complete the Insurance SPAC Ii Business Combination within 18 months following the IPO and is unable to obtain an extension. If the Insurance SPAC II does not complete the Insurance SPAC II Business Combination within the first 18 months following the IPO, the placement units and founders shares will become worthless.

In connection with the IPO, Insurance Acquisition Sponsor II, LLC has agreed to indemnify the Insurance SPAC II for all claims by third parties for services rendered or products sold to the it, or claims by any prospective target business with which the Insurance SPAC II discusses entering into a transaction agreement, to the extent the claims reduce the amount of funds in the Insurance SPAC II's trust account to less than $10.00 per share of Common Stock, and in each case only if the Insurance SPAC II fails to obtain waivers from such third parties or prospective target businesses of claims against the Insurance SPAC II's trust account.

The Operating LLC loaned to Insurance SPAC II approximately $75 to cover IPO expenses, which was repaid in full at the closing of the IPO. Insurance Acquisition Sponsor II, LLC and its affiliates, including the Operating LLC, have also committed to loan the SPAC up to an additional $750 to cover operating and acquisition related expenses following the IPO. This loan will bear no interest and, if the SPAC consummates a Business Combination in the required time frame, the loan is to be repaid from the funds held in the SPAC’s trust account. If the SPAC does not consummate a Business Combination in the required time frame, no funds from the SPAC’s trust account can be used to repay the loan

In connection with the closing of the IPO, the Operating LLC and the Insurance SPAC II entered into an Administrative Services Agreement, dated September 2, 2020, a copy of which was filed as Exhibit 10.6 to the Insurance SPAC II’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020, pursuant to which the Operating LLC and Insurance SPAC II agreed that, commencing on the date that the Insurance SPAC II's securities are first listed on the Nasdaq Capital Market through the earlier of the Insurance SPAC II’s consummation of a Business Combination and its liquidation, Insurance SPAC II will pay the Operating LLC $20 per month for certain office space, utilities, secretarial support and administrative services.

DGC Trust/CBF Redeemable Financial Instrument

On September 29, 2017, the Operating LLC entered into an investment agreement with CBF (the “CBF Investment Agreement”) and an investment agreement with the DGC Family Fintech Trust (the “DGC Trust”), a trust established by Daniel G. Cohen (the “DGC Trust Investment Agreement”), pursuant to which CBF and the DGC Trust agreed to invest $8,000 and $2,000, respectively, into the Operating LLC.

As of September 25, 2020, the Company had outstanding investment balances of $6,500 and $2,000 related to the CBF Investment Agreement and the DGC Trust Investment Agreement, respectively.

On September 25, 2020, the Operating LLC and CBF entered into Amendment No. 3 to Investment Agreement, which amended the CBF Investment Agreement (i) to extend the date thereunder pursuant to which the Company or CBF could cause a redemption of the Investment Balance from September 27, 2020 to January 1, 2021, and (ii) to state that no such redemption by the Company could be in violation of any loan agreement to which the Company was then a party.

On September 30, 2020, the Company redeemed the DGC Trust Investment Agreement in full by making payment of $2,000 to the DGC Trust.

On October 9, 2020 and effective October 15, 2020, the Operating LLC entered into Amendment No. 4 to Investment Agreement, which further amended the CBF Investment Agreement to, among other things, (A) decrease the “Investment Amount” under the CBF Investment Agreement from $6,500 to $4,000 in exchange for a one-time payment of $2,500 from the Operating Company to CBF; and (B) provide that the term “Investment Return” (as defined in the CBF Investment Agreement) will mean an annual return equal to, (i) for any twelve-month period following September 29, 2020 (each, an “Annual Period”) in which the revenue of the business of JVB (“Revenue of the Business”), is greater than zero, the greater of 20% of the Investment Amount or 9.4% of the Revenue of the Business, or (ii) for any Annual Period in which the Revenue of the Business is zero or less than zero, 3.75% of the Investment Amount. Prior to the Investment Agreement Amendment, the term “Investment Return” under the CBF Investment Agreement was defined as (A) with respect to any Annual in which the Revenue of the Business was greater than zero, the greater of 20% of the Investment Amount or 15.2% of the Revenue of the Business, or (ii) for any Annual Period in which the Revenue of the Business was zero or less than zero, 3.75% of the Investment Amount.  The Company made the $2,500 payment to CBF on October 15, 2020.

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

 Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2020 and 2019.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,		Favorable / (Unfavorable)
	2020	2019	$ Change	% Change
Revenues
Net trading	$55,524	$25,873	$29,651	115%
Asset management	4,938	5,765	(827)	(14)%
New issue and advisory	500	250	250	100%
Principal transactions and other income	2,783	1,688	1,095	65%
Total revenues	63,745	33,576	30,169	90%

Operating expenses
Compensation and benefits	36,423	19,813	(16,610)	(84)%
Business development, occupancy, equipment	2,037	2,476	439	18%
Subscriptions, clearing, and execution	7,370	6,732	(638)	(9)%
Professional fee and other operating	5,230	4,309	(921)	(21)%
Depreciation and amortization	249	239	(10)	(4)%
Impairment of goodwill	7,883	-	(7,883)	NM
Total operating expenses	59,192	33,569	(25,623)	(76)%

Operating income / (loss)	4,553	7	4,546	NM

Non-operating income / (expense)

Interest expense, net	(7,638)	(5,329)	(2,309)	(43)%
Income / (loss) from equity method affiliates	(2,711)	(365)	(2,346)	(643)%
Income / (loss) before income taxes	(5,796)	(5,687)	(109)	(2)%
Income tax expense / (benefit)	(623)	(917)	(294)	(32)%
Net income / (loss)	(5,173)	(4,770)	(403)	(8)%
Less: Net income (loss) attributable to the non-controlling interest	(4,627)	(1,942)	2,685	138%
Net income / (loss) attributable to Cohen & Company Inc.	$(546)	$(2,828)	2,282	81%

Revenues

Revenues increased by $30,169, or 90% , to $63,745 from $33,576 for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.  As discussed in more detail below, the change was comprised of (i) an increase in trading revenue of $29,651; (ii) a decrease in asset management revenue of $827; (iii) an increase in new issue revenue of $250; and (iv) an increase in principal transactions and other revenue of $1,095.

Net Trading

Net trading revenue increased by $29,651, or 115%, to $55,524 for the nine months ended September 30, 2020 from $25,873 for the nine months ended September 30, 2019.  The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	Nine Months Ended September 30,
	2020	2019	Change
Mortgage	$7,536	$4,364	$3,172
Matched book repo	23,645	6,202	17,443
High yield corporate	5,408	4,226	1,182
Investment grade corporate	10,347	839	9,508
Wholesale and other	8,588	10,242	(1,654)
Total	$55,524	$25,873	$29,651

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	As of September 30,		As of December 31,
	2020	2019	2019	2018
Company sponsored CDOs	$2,051,120	$2,196,955	$2,197,208	$2,386,614
Other Investment Vehicles (1)	599,234	470,066	559,382	465,665
Assets under management (2)	$2,650,354	$2,667,021	$2,756,590	$2,852,279

(1)	Other Investment Vehicles represent any investment vehicles that are not company sponsored CDOs.
(2)

In some cases, accounts we manage employ leverage.  In some cases, our fees are based on gross assets and in some cases on net assets.  AUM included herein is calculated using either the gross or net assets of each managed account or CDO based on whichever serves as the basis for our management fees.

Asset management fees decreased by $827, or 14%, to $4,938 for the nine months ended September 30, 2020 from $5,765 for the nine months ended September 30, 2019, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Nine Months Ended September 30,
	2020	2019	Change
CDOs	$2,606	$3,187	$(581)
Other	2,332	2,578	(246)
Total	$4,938	$5,765	$(827)

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

Asset management fees from company sponsored CDOs decreased by $581 to $2,606 for the nine months ended September 30, 2020 from $3,187 for the nine months ended September 30, 2019. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	Nine Months Ended September 30,
	2020	2019	Change
TruPS and insurance company debt - U.S.	$2,214	$2,344	$(130)
TruPS and insurance company debt - Europe	287	296	(9)
Broadly syndicated loans - Europe	105	547	(442)
Total	$2,606	$3,187	$(581)

The reduction in asset management fees for TruPS and insurance company debt – U.S. was a result of average AUM declining due to principal repayments on the assets in these securitizations.

The reduction in asset management fees for TruPS and insurance company debt – Europe was mostly the result of changes in foreign exchange rates.

Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  During August 2019, this CLO liquidated.  The revenue earned in the nine months ended September 30, 2020 represented a final portion of a contingent successful liquidation fee earned and received by us.  No future revenue will be earned on this CLO.

Other

Other asset management revenue decreased by $246 to $2,332 for the nine months ended September 30, 2020 from $2,578 for the nine months ended September 30, 2019.  The decrease was primarily due to a reduction in performance fees earned on our managed accounts during the nine months ended September 30, 2020 as compared to the same period in 2019.

Principal Transactions and Other Income

Principal transactions and other income increased by $1,095, or 65%, to $2,783 for the nine months ended September 30, 2020, as compared to $1,688 for the nine months ended September 30, 2019.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Nine Months Ended September 30,
	2020	2019	Change
EuroDekania	$-	$279	$(279)
Currency hedges	-	51	(51)
CLO investments	(535)	219	(754)
IMXI	2,625	147	2,478
U.S. Insurance JV	(8)	114	(122)
SPAC Funds	77	31	46
Other principal investments	154	404	(250)
Total principal transactions	2,313	1,245	1,068

IIFC revenue share	365	378	(13)
All other income / (loss)	105	65	40
Other income	470	443	27

Total principal transactions and other income	$2,783	$1,688	$1,095

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

The SPAC Fund primarily invests in the equity of SPACs and we carry our investment at its reported NAV.  Income recognized in each period is the result of changes in the underlying NAV of the SPAC Fund as well as distributions received

Other principal investments primarily consists of realized and unrealized gains and losses from various other investments reported at fair value.

Other Income

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangements noted in the table above entitles us to either a percentage of revenue earned by IIFC  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $3,052.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $25,623, or 76%, to $59,192 for the nine months ended September 30, 2020 from $33,569 for the nine months ended September 30, 2019. As discussed in more detail below, the change was comprised of (i) an increase of $16,610 in compensation and benefits; (ii) a decrease of $439 in business development, occupancy, and equipment; (iii) an increase of $638 in subscriptions, clearing, and execution; (iv) an increase of $921 of professional fee and other operating; (v) an increase of $10 of depreciation and amortization; and (vi) an impairment of goodwill of $7,883.

Compensation and Benefits

Compensation and benefits increased by $16,610, or 84%, to $36,423 for the nine months ended September 30, 2020 from $19,813 for the nine months ended September 30, 2019.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Nine Months Ended September 30,
	2020	2019	Change
Cash compensation and benefits	$35,946	$19,259	$16,687
Equity-based compensation	477	554	(77)
Total	$36,423	$19,813	$16,610

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $16,687 to $35,946 for the nine months ended September 30, 2020 from $19,259 for the nine months ended September 30, 2019. The increase was due to an increase in incentive compensation that is tied to revenue and operating profitability.  Our total headcount decreased from 90 at September 30, 2019 to 87 at September 30, 2020. Equity-based compensation decreased by $77 to $477 for the nine months ended September 30, 2020 from $554 for the nine months ended September 30, 2019.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $439, or 18%, to $2,037 for the nine months ended September 30, 2020 from $2,476 for the nine months ended September 30, 2019.  This was comprised of a decrease in business development of $374 and a decrease of occupancy and equipment of $65.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $638, or 9%, to $7,370 for the nine months ended September 30, 2020 from $6,732 for the nine months ended September 30, 2019.  The increase was comprised of an increase in subscriptions of $130 and an increase in clearing and execution costs of $508.  Clearing and execution costs increased primarily as a result of increased trading volumes.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $921, or 21%, to $5,230 for the nine months ended September 30, 2020 from $4,309 for the nine months ended September 30, 2019. The increase was comprised of an increase in professional fees of $867 and an increase in other operating expense of $54.

Depreciation and Amortization

Depreciation and amortization increased by $10, or 4%, to $249 for the nine months ended September 30, 2020 from $239 for the nine months ended September 30, 2019.

Impairment of Goodwill

We determined the financial market volatility, as well as the reduction in volumes in the GCF repo and TBA businesses that resulted from COVID-19 was a triggering event that required us to reassess the goodwill we had recorded related to JVB under the guidance of ASC 350.  We determined that the fair value of JVB was less than its carrying value (including the goodwill).  As a result, we recorded an impairment of $7,883 in the nine months ended September 30, 2020.  See note 12 in our financial statements included in this Quarterly Report on Form 10-Q.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $2,309,  to $7,638 for the nine months ended September 30, 2020 from $5,329 for the nine months ended September 30, 2019.

INTEREST EXPENSE
(Dollars in Thousands)

	Nine Months Ended September 30,
	2020	2019	Change
Junior subordinated notes	$2,233	$2,624	$(391)
2020 Senior Notes	360	-	360
2013 Convertible Notes / 2019 Senior Notes	264	410	(146)
2017 Convertible Note	1,123	1,098	25
2018 FT LOC	859	273	586
Redeemable Financial Instrument - DGC Trust / CBF	1,271	578	693
Redeemable Financial Instrument - JKD Capital Partners I LTD	1,633	478	1,155
Redeemable Financial Instrument - ViaNova Capital Group, LLC	(105)	(132)	27
	$7,638	$5,329	$2,309

See notes 16 and 17 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $2,346 to ($2,711) for the nine months ended September 30, 2020  from ($365) for the nine months ended September 30, 2019.  See note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,
	2020	2019	Change
Insurance SPAC	$(3,138)	$(365)	$(2,773)
Insurance SPAC II	(87)	-	(87)
FTAC Olympus Sponsor Entities	(3)	-	(3)
AOI	194	-	194
CK Capital	323	-	323
Total	$(2,711)	$(365)	$(2,346)

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $294 to income tax expense / (benefit) of ($623) for the nine months ended September 30, 2020 from ($917) for the nine months ended September 30, 2019.  Excluding our goodwill impairment (which is non deductible for income tax purposes), our income before income tax increased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 which resulted in an increase in income tax expense.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the nine months ended September 30, 2020 and 2019 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned by us.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Nine Months Ended September 30, 2020

	Wholly Owned	Other Consolidated	Total Operating LLC	Cohen &
	Subsidiaries	Subsidiaries	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(2,594)	$(3,202)	$(5,796)		$(5,796)
Income tax expense / (benefit)	4	-	4	(627)	(623)
Net income / (loss) after tax	(2,598)	(3,202)	(5,800)	627	(5,173)
Other consolidated subsidiary non-controlling interest	-	(1,753)	(1,753)
Net income / (loss) attributable to the Operating LLC	(2,598)	(1,449)	(4,047)
Average effective Operating LLC non-controlling interest % (1)			71.02%
Operating LLC non-controlling interest			$(2,874)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Nine Months Ended September 30, 2019

	Wholly Owned	Other Consolidated	Total Operating LLC	Cohen &
	Subsidiaries	Subsidiaries	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(5,322)	$(365)	$(5,687)	$-	$(5,687)
Income tax expense / (benefit)	-	-	-	(917)	(917)
Net income / (loss) after tax	(5,322)	(365)	(5,687)	917	(4,770)
Other consolidated subsidiary non-controlling interest	-	(188)	(188)
Net income / (loss) attributable to the Operating LLC	(5,322)	(177)	(5,499)
Average effective Operating LLC non-controlling interest % (1)			31.90%
Operating LLC non-controlling interest			$(1,754)

(1)

Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2020 and 2019.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Favorable / (Unfavorable)
	2020	2019	$ Change	% Change
Revenues
Net trading	$16,957	$8,479	$8,478	100%
Asset management	1,631	2,018	(387)	(19)%
New issue and advisory	500	250	250	100%
Principal transactions and other income	2,768	520	2,248	432%
Total revenues	21,856	11,267	10,589	94%

Operating expenses
Compensation and benefits	10,965	7,017	(3,948)	(56)%
Business development, occupancy, equipment	641	770	129	17%
Subscriptions, clearing, and execution	2,242	2,403	161	7%
Professional fee and other operating	1,851	1,440	(411)	(29)%
Depreciation and amortization	85	80	(5)	(6)%
Total operating expenses	15,784	11,710	(4,074)	(35)%

Operating income / (loss)	6,072	(443)	6,515	1471%

Non-operating income / (expense)

Interest expense, net	(1,952)	(1,536)	(416)	(27)%
Income / (loss) from equity method affiliates	(1,371)	(109)	(1,262)	(1158)%
Income / (loss) before income taxes	2,749	(2,088)	4,837	232%
Income tax expense / (benefit)	(594)	(170)	424	249%
Net income / (loss)	3,343	(1,918)	5,261	274%
Less: Net income (loss) attributable to the non-controlling interest	1,688	(702)	(2,390)	(340)%
Net income / (loss) attributable to Cohen & Company Inc.	$1,655	$(1,216)	2,871	236%

Revenues

Revenues increased by $10,589 or 94% to $21,856 for the three months ended September 30, 2020 from $11,267 for the three months ended September 30, 2019. As discussed in more detail below, the change was comprised of (i) an increase of $8,478 in net trading revenue; (ii) a decrease of $387 in asset management revenue; (iii) an increase in new issue and advisory of $250 ; and (iv) an increase of $2,248 in principal transactions and other income.

Net Trading

Net trading revenue increased by $8,478 or 100%, to $16,957 for the three months ended September 30, 2020 from $8,479 for the three months ended September 30, 2019.  The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	Three Months Ended September 30,
	2020	2019	Change
Mortgage	$2,476	$1,797	$679
Matched book repo	8,850	2,566	6,284
High yield corporate	3,093	724	2,369
Investment grade corporate	(823)	432	(1,255)
Wholesale and other	3,361	2,960	401
Total	$16,957	$8,479	$8,478

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

Asset Management

Asset management fees decreased by $387, or 19%, to $1,631 for the three months ended September 30, 2020 from $2,018 for the three months ended September 30, 2019, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Three Months Ended September 30,
	2020	2019	Change
CDOs	$815	$1,334	$(519)
Other	816	684	132
Total	$1,631	$2,018	$(387)

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

Asset management fees from company sponsored CDOs decreased by $519 to $815 for the three months ended September 30, 2020 from $1,334 for the three months ended September 30, 2019. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	Three Months Ended September 30,
	2020	2019	Change
TruPS and insurance company debt - U.S.	$717	$774	$(57)
TruPS and insurance company debt - Europe	98	97	1
Broadly syndicated loans - Europe	-	463	(463)
Total	$815	$1,334	$(519)

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

Other

Other asset management revenue increased by $132 to $816 for the three months ended September 30, 2020 from $684 for the three months ended September 30, 2019.  The increase was primarily due to an increase in AUM during the three months ended September 30, 2020 as compared to the same period in 2019.

Principal Transactions and Other Income

Principal transactions and other income increased by $2,248, or 432%, to $2,768 for the three months ended September 30, 2020, as compared to $520 for the three months ended September 30, 2019.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Three Months Ended September 30,
	2020	2019	Change
EuroDekania	$-	$(2)	$2
Currency hedges	-	9	(9)
CLO investments	-	50	(50)
IMXI	2,330	70	2,260
U.S. Insurance JV	22	31	(9)
SPAC Funds	49	(19)	68
Other principal investments	206	171	35
Total principal transactions	2,607	310	2,297

IIFC revenue share	150	157	(7)
All other income / (loss)	11	53	(42)
Other income	161	210	(49)

Total principal transactions and other income	$2,768	$520	$2,248

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

Other principal investments primarily consists of realized and unrealized gains and losses from other investments reported at fair value.

Other Income

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangements noted in the table above entitles us to either a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $3,052.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $4,074, or 35%, to $15,784 for the three months ended September 30, 2020 from $11,710 for the three months ended September 30, 2019. As discussed in more detail below, the change was comprised of (i) an increase of $3,948 in compensation and benefits; (ii) a decrease of $129 in business development, occupancy, and equipment; (iii) a decrease of $161 in subscriptions, clearing, and execution; (iv) an increase of $411 of professional fee and other operating; and (v) an increase of $5 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $3,948, or 56%, to $10,965 for the three months ended September 30, 2020 from $7,017 for the three months ended September 30, 2019.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Three Months Ended September 30,
	2020	2019	Change
Cash compensation and benefits	$10,806	$6,827	$3,979
Equity-based compensation	159	190	(31)
Total	$10,965	$7,017	$3,948

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $3,979 to $10,806 for the three months ended September 30, 2020 from $6,827 for the three months ended September 30, 2019.  The increase was due to an increase in incentive compensation that is tied to revenue and operating profitability.  Our total headcount decreased from 90 at September 30, 2019 to 87 at September 30, 2020.  Equity-based compensation decreased by $31 to $159 for the three months ended September 30, 2020 from $190 for the three months ended September 30, 2019.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $129, or 17%, to $641 for the three months ended September 30, 2020 from $770 for the three months ended September 30, 2019.  This decrease was comprised of a decrease in business development of $91 and a decrease in occupancy and equipment of $38.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $161, or 7%, to $2,242 for the three months ended September 30, 2020 from $2,403 for the three months ended September 30, 2019.  The decrease was comprised of a decrease in clearing and execution costs of $169 partially offset by an increase in subscriptions of $8.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $411, or 29%, to $1,851 for the three months ended September 30, 2020 from $1,440 for the three months ended September 30, 2019. The increase was comprised of an increase in professional fees of $391 and an increase in other operating expense of $20.

Depreciation and Amortization

Depreciation and amortization increased by $5, or 6%, to $85 for the three months ended September 30, 2020 from $80 for the three months ended September 30, 2019.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $416, to $1,952 for the three months ended September 30, 2020 from $1,536 for the three months ended September 30, 2019.

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended September 30,
	2020	2019	Change
Junior subordinated notes	$660	$860	$(200)
2020 Senior Notes	137	-	137
2013 Convertible Notes / 2019 Senior Notes	73	141	(68)
2017 Convertible Note	379	372	7
2018 FT LOC	345	91	254
Redeemable Financial Instrument - DGC Trust / CBF	124	169	(45)
Redeemable Financial Instrument - JKD Capital Partners I LTD	233	(43)	276
Redeemable Financial Instrument - ViaNova Capital Group, LLC	1	(54)	55
	$1,952	$1,536	$416

See notes 16 and 17 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $1,262 to ($1,371) for the three months ended September 30, 2020 from ($109) for the three months ended September 30, 2019.  See note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
	2020	2019	Change
Insurance SPAC	$(1,498)	$(109)	$(1,389)
Insurance SPAC II	(88)	-	(88)
FTAC Olympus Sponsor Entities	(2)	-	(2)
AOI	81	-	81
CK Capital	136	-	136
Total	$(1,371)	$(109)	$(1,262)

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $424 to income tax expense / (benefit) of ($594) for the three months ended September 30, 2020 from ($170) for the three months ended September 30, 2019.  The reduction in expense (increase in benefit) is primarily due to a reduction in our state effective rate due to a change in our state apportionment recognized in 2020.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended September 30, 2020 and 2019 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned by us.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended September 30, 2020

	Wholly Owned	Other Consolidated	Total Operating LLC	Cohen &
	Subsidiaries	Subsidiaries	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$4,309	$(1,560)	$2,749	$-	$2,749
Income tax expense / (benefit)	21	-	21	(615)	(594)
Net income / (loss) after tax	4,288	(1,560)	2,728	615	3,343
Other consolidated subsidiary non-controlling interest	-	(854)	(854)
Net income / (loss) attributable to the Operating LLC	4,288	(706)	3,582
Average effective Operating LLC non-controlling interest % (1)			70.97%
Operating LLC non-controlling interest			$2,542

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended September 30, 2019

	Wholly Owned	Other Consolidated	Total Operating LLC	Cohen &
	Subsidiaries	Subsidiaries	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(1,978)	$(110)	$(2,088)	$-	$(2,088)
Income tax expense / (benefit)	-	-	-	(170)	(170)
Net income / (loss) after tax	(1,978)	(110)	(2,088)	170	(1,918)
Other consolidated subsidiary non-controlling interest	-	(56)	(56)
Net income / (loss) attributable to the Operating LLC	(1,978)	(54)	(2,032)
Average effective Operating LLC non-controlling interest % (1)			31.79%
Operating LLC non-controlling interest			$(646)

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

On August 31, 2020 and March 19, 2018, the Company entered into letter agreements (the “2020 Letter Agreement” and the “2018 Letter Agreement,” respectively and, together, the "10b5-1 Plan").  The 2020 Letter Agreement was entered into with Piper Sandler & Co. and the 2018 Letter Agreement was entered into with Sandler O'Neill & Partners, L.P. (which, following a merger with Piper Jaffray, became Piper Sandler & Co. (the “Agent”)). The 2020 Letter Agreement is in effect from August 31, 2020 until August 31, 2021. The 2018 Letter was in effect from March 19, 2018 until March 19, 2019. Both agreements authorized the Agent to use its commercially reasonable efforts to purchase, on the Company’s behalf, up to an aggregate maximum of $2,000 of Common Stock on any day that the NYSE American Stock Exchange was open for business.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan was designed to comply with Rule 10b5-1 under the Exchange Act.

During the three and nine months ended September 30, 2020, we repurchased 42,600 shares in the open market pursuant to the 10b5-1 Plan for a total purchase price of $746. During the three and nine months ended September 30, 2019, we repurchased 0 and 7,890 shares, respectively, in the open market pursuant to the 10b5-1 Plan for a total purchase price of $0 and $65, respectively.

During the nine months ended September 30, 2020:

●	We drew on the 2019 FT Revolver in the amount of $17,500 (this amount was repaid in October 2020)
●	We raised $4,500 in proceeds from issuance of the 2020 Senior Notes.
●	We received a PPP Loan of $2,166.
●	We repaid $4,386 of the 2019 Senior Notes.
●	We repaid $4,777 of the LegacyTexas Credit Facility.
●	We repaid $2,000 of the redeemable financial instrument with DGC Trust.
●	We repaid $421 of the ViaNova redeemable financial instruments.
●	We raised $4,550 by issuing equity of the Insurance SPAC II Sponsor Entities to third parties.

During the nine months ended September 30, 2019:

●	We drew $2,159 of the LegacyTexas Credit Facility
●	We raised $1,268 of proceeds from redeemable financial instruments
●	We raised $2,550 by issuing equity of the Sponsor Entities to third parties.

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

(5)              To fund potential dividends and distributions. During the third quarter of 2010 and for each subsequent quarter through September 30, 2019, the board of directors has declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of Cohen & Company Inc.  On August 2, 2019, we announced that we have decided to suspend our quarterly cash dividend.

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

As of September 30, 2020 and December 31, 2019, we maintained cash and cash equivalents of $ 129,266 and $ 8,304, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

.	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities	$115,288	$(9,152)
Cash flow from investing activities	(10,747)	4,254
Cash flow from financing activities	16,270	5,052
Effect of exchange rate on cash	151	(130)
Net cash flow	120,962	24
Cash and cash equivalents, beginning	8,304	14,106
Cash and cash equivalents, ending	$129,266	$14,130

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Nine Months Ended September 30, 2020

As of September 30, 2020, our cash and cash equivalents were $ 129,266, representing an increase of $ 120,962 from December 31, 2019. The increase was attributable to cash provided by operating activities of $ 115,288, cash used in investing activities of $ 10,747, cash provided by financing activities of $ 16,270, and the increase in cash caused by the change in exchange rates of $ 151.

The cash provided by operating activities of $ 115,288 was comprised of (a) net cash inflows of $ 161,702 related to working capital fluctuations; (b) net cash outflows of $ 51,107 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash inflows from other earnings items of $ 4,693 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, equity based compensation, depreciation and amortization, impairment of goodwill, and amortization of discount on debt).

As part of our matched book repo operations, we enter into reverse repos with counterparties whereby we lend money and receive securities as collateral.  In accordance with ASC 860, the collateral securities are not recorded in our consolidated balance sheets.  However, from time to time we will hold cash instead of securities as collateral for these transactions.  When we are provided cash as collateral for reverse repo transactions, we will make an entry to increase our cash and cash equivalents and to increase our other liabilities for the amount of cash received.  There are two main reasons we may receive collateral in the form of cash as opposed to securities.  First, when the value of the collateral securities we have in our possession decline, we will require the counterparty to provide us with additional collateral.  We will accept either cash or additional liquid securities.  Often, our counterparties will provide us with cash as they may not have liquid securities readily available.  Second, from time to time, our counterparties require a portion of the collateral securities in our possession returned to them for operating purposes.  In such instances, the counterparty may not have substitute liquid securities available and will often provide us with cash as collateral instead.  It is important to note that when we receive cash as collateral, it is temporary in nature and we have an obligation to return that cash when the counterparty provides substitute liquid securities as collateral or otherwise satisfies their associated reverse repo obligation.  We are generally required to return any cash collateral the same business day that we receive substitute securities.  The amount of cash we receive as collateral for our repo operations is volatile and therefore both our cash and cash equivalents balance and our cash provided by and used in operations are volatile as they are both impacted. These amounts can be large and should be taken into account when analyzing our cash flow from operations.

As of September 30, 2020, and December 31, 2019, we had counterparty cash collateral of $125,294 and $9,524, respectively, which were included in both our cash and cash equivalents and other liability balances, respectively.  Accordingly, included in our cash provided by operating activities of $ 115,288 during the nine months ended September 30, 2020 is an inflow of $115,770 as a result of this increase in cash collateral held.  This is included in our net inflows or outflows from working capital fluctuations in the discussion of operating activities above.  We have no legal or contractual obligation to segregate this cash collateral held and therefore it is included as a component of our cash and cash equivalents in our consolidated balance sheets.  However, it is not available for use in our general operations as we must stand ready at all times to return the collateral held immediately once the reverse repo counterparty provides substitute liquid securities or the repo matures.

The cash used in investing activities of $ 10,747 was comprised of (a) $18,519 of cash used to purchase other investments, at fair value, (b) $6,688 of cash used to invest in equity method affiliates, (c) $146 in cash used to purchase furniture, equipment, and leasehold improvements, partially offset by (d) $14,606 of cash provided by sales and returns of principal from other investments, at fair value.

The cash provided by financing activities of $ 16,270 was comprised of (a) $17,500 proceeds from the 2019 FT Revolver; (b) $2,166 in proceeds from the PPP loan; (c) $4,500 in proceeds from issuance of the 2020 Senior Notes; and (d) $4,550 in proceeds from non controlling interest investments; partially offset by (e) $9,163 of repayment of debt, (f) $2,421 of repayments of redeemable financial instruments; (g) $54 of cash used to net settle equity awards, (h) $746 of cash used to purchase and retire Common Stock, (i) $35 of non-controlling interest distributions; and (j) $27 in cash used to pay dividends on vested shares.

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

The cash provided by financing activities of $5,052 was comprised of (a) $1,268 in proceeds from redeemable financial instruments; (b) $2,550 in proceeds from the issuance of non-controlling interests; and (c) $2,159 in proceeds from draws on LegacyTexas Credit Facility; partially offset by (d) $128 in cash used to net settle equity awards; (e) $65 in cash used to purchase and retire Common Stock; (f) $213 in cash used for non-controlling interest distributions, and (g) $519 in cash used to pay dividends.

Regulatory Capital Requirements

We have three subsidiaries that are licensed securities dealers: JVB in the United States, CCFL in the United Kingdom, and CCFEL in Ireland. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. Our London-based subsidiary, CCFL, is subject to the regulatory supervision and requirements of the FCA and our Ireland-based subsidiary, CCFEL, is subject to the regulatory supervision and requirements of the CBI.  The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at September 30, 2020 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)

United States	$250
Europe	853
Total	$1,103

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at September 30, 2020, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $72,869. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Restrictions of Distributions of Capital from JVB

As of September 30, 2020, our total equity on a consolidated basis was $47,783.  However, the total equity of JVB was $102,552.  Therefore, all of our other subsidiaries and Cohen & Company, Inc. on a stand-alone basis have an equity deficit of $54,769.  Furthermore, during the nine months ended September 30, 2020, JVB generated income before income tax expense of $16,922 while our consolidated pre-tax net loss was $5,796 (including goodwill impairment of $7,883).  Therefore, all of our other subsidiaries and Cohen & Company, Inc. on a stand-alone basis had a combined net loss before income tax expense / (benefit) of $22,718 (including goodwill impairment of $7,883 recorded outside of JVB) for the nine months ended September 30, 2020.  We are dependent on taking distributions of income (and potentially returns of capital) from JVB to satisfy the cash needs as a result of the loss incurred outside of JVB or to satisfy other obligations that come due outside of JVB.  However, we are subject to significant limitations on our ability to make distributions from JVB.  These limitations include limitations imposed by FINRA under rule 15c3-1 (described immediately above) and limitations under our line of credit with FT Bank (see note 17 to our consolidated financial statements included in this Quarterly Report on Form 10-Q).  Furthermore, counterparties to JVB have their own internal counterparty credit requirements.  The specific requirements are not generally shared with us.  However, if we take too much in capital distributions from JVB (beyond its net income), we may not be able to trade with certain counterparties which may cause JVB’s operations to deteriorate.

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

Our clearing agencies provide securities financing arrangements including margin arrangements and securities borrowing and lending arrangements. These arrangements generally require us to transfer additional securities or cash to the clearing agency in the event the value of the securities then held by the clearing agency in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under such agreements.  An event of default under the clearing agreement would give our counterparty the option to terminate our clearing arrangement. Any amounts owed to the clearing agency would be immediately due and payable. These obligations are recourse to us. Furthermore, a termination of our clearing arrangements would result in a significant disruption to our business and would have a significant negative impact on our dealings and relationship with our customers.  The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the nine months ended September 30, 2020 and the twelve months ended December 31, 2019 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Nine Months Ended September 30, 2020	For the Twelve Months Ended December 31, 2019
Receivables under resale agreements
Period end	$6,055,291	$7,500,002
Monthly average	6,524,137	6,458,757
Maximum month end	8,945,403	7,500,002
Securities sold under agreements to repurchase
Period end	$6,058,998	$7,534,443
Monthly average	6,554,024	6,501,691
Maximum month end	8,960,197	7,534,443

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

DETAIL OF DEBT
(Dollars in Thousands)

	As of	As of	Interest
Description	September 30, 2020	December 31, 2019	Rate Terms	Interest (4)	Maturity
Non-convertible debt:
12.00% senior note (the "2020 Senior Note")	$4,500	$-	Fixed	12.00%	January 2022
12.00% senior note (the "2019 Senior Note")	2,400	6,786	Fixed	12.00%	September 2021 (1)
PPP Loan	2,166	-	Fixed	1.00%	May 2022
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	15,000	15,000	Fixed	8.00%	March 2022 (2)
Less unamortized debt issuance costs	(480)	(703)
	14,520	14,297
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	4.27%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	4.37%	March 2035
Less unamortized discount	(24,811)	(25,124)
	23,314	23,001
FT Financial Credit Facility	17,500	-	Variable	N/A	April 2021
LegacyTexas Credit Facility	-	4,777	Variable	N/A	NA
Total	$64,400	$48,861

(1)

On September 25, 2019, the Company amended the previously outstanding 2013 Convertible Notes, which were scheduled to mature on September 25, 2019.  The material terms and conditions of the 2013 Convertible Notes remained substantially the same, except that (i) the maturity date changed from September 25, 2019 to September 25, 2020; (ii) the conversion feature in the 2013 Convertible Notes was removed; (iii) the interest rate changed from 8% per annum (9% in the event of certain events of default) to 12% per annum (13% in the event of certain events of default); and (iv) the restrictions regarding the prepayment were removed.  The post amendment notes are referred to herein as the “2019 Senior Notes” and the pre-amendment notes are referred to herein as the “2013 Convertible Notes.” On September 25, 2020, the 2019 Senior Notes were amended again to extend the maturity date from September 25, 2020 until September 25, 2021.

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

(3)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of September 30, 2020 on a combined basis was 14.24% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(4)	Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

We had the following sources of financing that we account for as redeemable financial instruments.  See note 16 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in thousands)

	As of September 30, 2020	As of December 31, 2019
JKD Capital Partners I LTD	$7,957	$7,957
DGC Trust / CBF	6,500	8,500
ViaNova Capital Group LLC	-	526
Total	$14,457	$16,983

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 15 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of September 30, 2020.

Contractual Obligations

The table below summarizes our significant contractual obligations as of September 30, 2020 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 2017 Convertible Note is not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements.

CONTRACTUAL OBLIGATIONS
September 30, 2020
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$8,786	$1,387	$2,077	$1,965	$3,357
Maturity of 2020 Senior Notes	4,500	-	4,500	-	-
Interest on 2020 Senior Notes	722	540	182	-	-
Maturity of EBC 2020 Senior Note	2,400	2,400	-	-	-
Interest on EBC 2020 Senior Note	284	284	-	-	-
Maturity of 2017 Convertible Note (1)	15,000	-	15,000	-	-
Interest on 2017 Convertible Note (1)	2,032	1,200	832	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	33,310	2,075	4,150	6,226	20,859
Redeemable Financial Instrument - JKD Capital Partners 1 (3)	7,957	7,957	-	-	-
Redeemable Financial Instrument - CBF (3)	6,500	6,500	-	-	-
Other Operating Obligations (4)	3,412	1,959	1,406	47	-
	$133,028	$24,302	$28,147	$8,238	$72,341

(1)	Assumes the 2017 Convertible Note is not converted prior to maturity.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 4.27% (based on a 90-day LIBOR rate in effect as of September 30, 2020 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 4.37% (based on a 90-day LIBOR rate in effect as of September 30, 2020 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40):  Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.  This ASU simplifies accounting for convertible instruments by removing major separation models currently required.  The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception.  The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended September 30, 2020, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of September 30, 2020, we would incur a loss of $3,032 if the yield curve rises 100 bps across all maturities and a gain of $3,023 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of September 30, 2020, our equity price sensitivity was $1,506 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of September 30, 2020, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $656. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $3,232 as of September 30, 2020.

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

How we manage these risks

Market Risk

We seek to manage our market risk by utilizing our underwriting and credit analysis processes that are performed in advance of acquiring any investment. In addition, we continually monitor our investments-trading and our trading securities sold, not yet purchased and our other investments on a daily basis. We perform an in-depth monthly analysis on all our investments and our risk committee meets on a monthly basis to review specific issues within our portfolio and to make recommendations for dealing with these issues. In addition, our broker-dealer has an assigned chief risk officer that reviews the firm’s positions and trading activities on a daily basis.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2020. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●

The financial market volatility, as well as the reduction in volumes in the GCF repo and TBA businesses, that resulted from COVID-19 required the Company to reassess the goodwill it had recorded related to JVB. The Company determined that the fair value of JVB was less than the carrying value (including the goodwill). As a result, the Company recorded an impairment loss of $7.9 million in the three months ended September 30, 2020.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
July 1, 2020 to July 31, 2020	-	$-	-	$37,704
August 1, 2020 to August 31, 2020	19,883	$-	19,883	$37,365
September 1, 2020 to September 30, 2020	22,717	$-	22,717	$36,958
Total	42,600		42,600

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment No. 1 to Senior Promissory Note, dated September 25, 2020, by and between Cohen & Company Inc. and the EBC 2013 Family Trust. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

10.2	Amendment No. 3 to Investment Agreement, dated September 25, 2020, by and between Cohen & Company, LLC and Cohen Bros. Financial LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

10.3	Amendment No. 1 to Securities Purchase Agreement, dated September 25, 2020, by and among Cohen & Company Inc., Cohen & Company, LLC, Daniel G. Cohen and the DGC Family Fintech Trust. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

10.4	Amendment No. 4 to Amended and Restated Limited Liability Company Agreement, dated September 25, 2020, by and among each of the Members set forth on the signature pages thereto. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

10.5	Amendment No. 1 to Convertible Senior Secured Promissory Note, dated September 25, 2020, by and between Cohen & Company, LLC and the DGC Family Fintech Trust. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

10.6	Amendment No. 4 to Investment Agreement, dated October 9, 2020, by and between Cohen & Company, LLC and Cohen Bros. Financial LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2020).

10.7	Loan Agreement, dated October 28, 2020, by and among Cohen & Company Inc., Cohen & Company, LLC, J.V.B. Financial Group Holdings, LP, J.V.B. Financial Group, LLC, C&Co PrinceRidge Holdings, LP and Byline Bank(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2020).

10.8	Revolving Note and Cash Subordination Agreement, dated October 28, 2020, by and between J.V.B. Financial Group, LLC and Byline Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2020).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2020 and 2019, (iii) the Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN
Lester R. Brafman
Date: November 6, 2020		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: November 6, 2020		Executive Vice President, Chief Financial Officer, and Treasurer