Form 10-K
period 2020-12-31
Cohen & Co Inc.
filed 2021-03-05
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $7.6 million.

As of March 3, 2021, there were 1,329,007 shares of Common Stock of Cohen & Company Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

•	integration of operations;
•	business strategies;
•	growth opportunities;
•	competitive position;
•	market outlook;
•	expected financial position;
•	expected results of operations;
•	future cash flows;
•	financing plans;
•	plans and objectives of management;
•	tax treatment of the business combinations;
•	the special purpose acquisition companies (SPACs) of which we are a sponsor including, INSU Acquisition III, a blank check company that will seek to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
•	our investments in both SPACs and SPAC sponsor entities through our SPAC funds and SPAC Series Funds
•	our role as asset manager in our SPAC franchise
•	fair value of assets; and
•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors.” Actual results may differ materially as a result of various factors, some of which are outside our control, including the following:

•	a decline in general economic conditions or the global financial markets;
•	continuation of the COVID-19 pandemic or future outbreaks of COVID-19, the timing and effectiveness of vaccine distribution, and uncertainty surrounding the length and severity of future impacts on the global economy and on our business, liquidity, results of operations and financial condition;
•	risks and liabilities due to our investments in the equity interests of SPACs and SPAC sponsor entities including the risk of increased regulation applicable to SPACs, risks regarding litigation in connection with the SPACs in which we invest and those which we sponsor, uncertainty of whether the SPACs in which we invest and those we sponsor will consummate a business combination, adverse impacts of COVID-19 on our SPAC franchise, significant competition for business combination opportunities in the SPAC industry, write-downs or write-offs with respect to the securities which we hold subsequent to the consummation of a initial business combination by the SPACs in which we invest and those which we sponsor, and the target of a SPAC being an early-stage and financially unstable company;
•	losses caused by financial or other problems experienced by third parties;
•	losses due to unidentified or unanticipated risks;
•	losses (whether realized or unrealized) on our principal investments;
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

“Cohen Brothers” refers to the pre-merger Cohen Brothers, LLC and its subsidiaries; “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries; “AFN Merger” refers to the December 16, 2009 closing of the merger of AFN, Alesco Financial Holdings, LLC, a wholly owned subsidiary of AFN, with and into Cohen Brothers, which resulted in Cohen Brothers becoming a majority owned subsidiary of the Company.

“JVB Holdings” refers to JVB Financial Holdings, L.P., a wholly owned subsidiary of the Operating LLC; “JVB” refers to J.V.B. Financial Group, LLC, a wholly owned broker dealer subsidiary of JVB Holdings; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a wholly owned subsidiary of the Operating LLC formerly regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom (the “FCA”); “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a wholly owned subsidiary of the Operating LLC regulated by the Central Bank of Ireland ( the “CBI”); and “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that was externally managed by CCFL.

 “Securities Act”  refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM  1.  BUSINESS.

INFORMATION REGARDING COHEN & COMPANY INC.

Overview

We are a financial services company specializing in the fixed income markets and, more recently, in special purpose acquisition company ("SPAC") markets. We were founded in 1999 as an investment firm focused on small-cap banking institutions but have grown to provide an expanding range of capital markets and asset management services. Our business segments are Capital Markets, Asset Management, and Principal Investing. Our Capital Markets business segment consists of fixed income sales, trading, and matched book repo financing as well as new issue placements in corporate and securitized products and advisory services, operating primarily through our subsidiaries, JVB in the United States (the “U.S.”) and CCFEL in Europe. Our Asset Management business segment manages assets through investment vehicles, such as collateralized debt obligations (“CDOs”), managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). As of December 31, 2020, we had approximately $2.8 billion of assets under management (“AUM”) in primarily fixed income assets in a variety of asset classes including U.S. and European bank and insurance trust preferred securities (“TruPS”), debt issued by small and medium sized European, U.S., and Bermuda insurance and reinsurance companies, and equity interests of SPACs and their sponsor entities. A substantial portion of our AUM, 74.3%, was in CDOs we manage, which were all securitized prior to 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.  Our Principal Investing business segment is comprised primarily of investments we hold related to our SPAC franchise and investments that we have made for the purpose of earning an investment return rather than investments made to support our trading, matched book repo, or other capital markets business activity.

In June 2018, in response to the uncertainty surrounding Brexit, we created a new subsidiary, CCFEL (f/k/a Cohen & Company Financial (Ireland) Limited) in Ireland, for the purpose of seeking to become regulated to perform asset management and capital markets activities in Ireland and the European Union. In April 2019, CCFEL received authorization from the CBI under the European Union (Markets in Financial Instruments) Regulations 2017 to provide Financial Instruments.  The services for which CCFEL received authorization include the receipt and transmission of orders in relation to Financial Instruments, the execution of orders on behalf of clients, portfolio management, investment advice and investment research, and financial analysis.  In addition, CCFEL applied for approval of a French branch, which approval was granted by the CBI and the branch was authorized by the French regulators in April 2019.  Following authorization of the French Branch of CCFEL, various contracts originally entered into by CCFL were novated to the French Branch of CCFEL. The novation of contracts was completed on July 1, 2019.

Capital Markets

Our Capital Markets business segment consists primarily of fixed income sales, trading, and matched book repo financing as well as new issue placements in corporate and securitized products and advisory services and is operated through our subsidiaries, JVB in the U.S. and CCFEL in Europe.

Our Capital Markets business segment consists of JVB as our sole operating U.S. broker-dealer and our European broker-dealer CCFEL, which is regulated by the CBI.  JVB operates under our JVB Holdings subsidiary and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Industry Protection Corporation (“SIPC”).  We also operated our European Capital Markets business through our subsidiary CCFL, in the United Kingdom, which up until 2020 was regulated by the Financial Conduct Authority ("FCA") in the United Kingdom.  In 2020, CCFL ceased being regulated by the FCA, completed the transfer of any remaining ongoing business to CCFEL, and is currently in the process of being dissolved.

Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds and loans, asset-backed securities (“ABS”), mortgage backed securities (“MBS”), commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration loans (“SBA loans”), U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments.

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

●

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

●

GCF Repo: In October 2017, JVB was approved as a full netting member of the Fixed Income Clearing Corporation’s (“FICC”) Government Securities Division. As a member of the FICC, JVB has access to the FICC’s GCF repo service, which provides netting and settlement services for repurchase transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities). The FICC’s GCF repo service provides us with many benefits including more flexible and lower cost of financing, increased liquidity, increased efficiency in trade execution, and guaranteed settlement. The borrowers (the reverse repurchase agreement counterparties) are a diverse group of financial institutions including hedge funds, registered investment funds, real estate investment trusts (“REITs”), and other similar counterparties. The lenders (the repurchase agreement counterparties) are the FICC and several other large financial institutions. As a condition to our membership, we maintain an aggregate $25 million credit facility with Byline Bank.  See notes 11 and 20 to our consolidated financial statements included in this Annual Report on Form 10-K. The FICC reserves the right to terminate our membership if we fail to comply with this condition. Without access to the FICC’s GCF repo service, any expansion of our matched book repo business will be limited.

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

In early 2008, our management team made the strategic decision to restructure our Capital Markets business model from exclusively focusing on TruPS and structured credit products to a more traditional fixed income broker-dealer platform with more diversified revenue streams primarily from trading activity. In the ensuing years, we hired many sales and trading professionals with expertise in areas that complement our core competency in structured credit. In 2011, our acquisitions of JVB and the PrinceRidge Group (“PrinceRidge”) further expanded our Capital Markets platform. As a result of these acquisitions, offset by subsequent downsizings and mergers, our Capital Markets staffing increased from six sales and trading professionals at the beginning of 2008, to over 230 professionals in mid-2011, and decreased to 53 professionals as of December 31, 2020. We continue to explore opportunities to add complementary distribution channels, hire experienced talent, expand our presence across asset classes, and bolster the service capabilities of our Capital Markets business segment.

Our Capital Markets business segment generates revenue through the following activities: (1) trading activities, which include execution and brokerage services, matched book repo, riskless trading activities as well as gains and losses (unrealized and realized), and income and expense earned on securities classified as trading, and (2) new issue and advisory revenue comprised of (a) origination fees for newly created financial instruments originated by us, (b) revenue from advisory services, and (c) new issue revenue associated with arranging and placing the issuance of newly created financial instruments. Our Capital Markets business segment has offices in Boca Raton (Florida), Cold Spring Harbor (New York), Dublin (Ireland), Hunt Valley (Maryland), New York City (New York), Paris (France), and Philadelphia (Pennsylvania).

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

During the first quarter of 2014, we stopped providing investment banking and advisory services in the U.S. as a result of the loss of certain of JVB’s former employees. At the beginning of 2021, we have hired several investment banking professionals within JVB, who are seeking to generate new issue placement and advisory business in the financial technology (commonly referred to as "fintech") and SPAC spaces, further expanding our SPAC capabilities, which are more fully described below. Currently, JVB’s primary source of new issue revenue is from originating assets into our U.S. insurance investment funds and CCFEL’s primary source of new issue revenue is from originating assets into the PriDe funds as more fully described below.

Asset Management

Our Asset Management business segment manages assets within a variety of Investment Vehicles. We earn management fees for our ongoing asset management services provided to these Investment Vehicles, which may include fees both senior and subordinate to the securities issued by the Investment Vehicles. Management fees are based on the value of the AUM or the investment performance of the vehicle, or both. As of December 31, 2020, we had $2.8 billion in AUM, of which 74.3% was in CDOs we manage. AUM equals the sum of: (1) the gross assets included in the CDOs that we have sponsored and/or manage; plus (2) the net asset value (“NAV”) or gross assets of the Other Investment Vehicles we manage based on whichever measurement serves as the basis for the calculation of our management fees. Our calculation of AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to any definition of AUM that may be used in our management agreements.

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

These structures can hold different types of securities. Historically, we focused on the following asset classes: (1) U.S. and European bank and insurance TruPS and subordinated debt; (2) U.S. ABS, such as MBS and commercial real estate loans; (3) U.S. and European corporate loans; and (4) U.S. obligations of non-profit entities. As of December 31, 2020, our only remaining CDOs under management were backed by U.S. and European bank and insurance TruPS and subordinated debt.

The credit crisis starting in 2008 caused available liquidity, particularly through CDOs and other types of securitizations, to decline precipitously. Our ability to accumulate assets for securitization effectively ended with the market disruption. We securitized $14.8 billion of assets in 16 trusts during 2006, $17.8 billion of assets in 16 trusts during 2007, $400 million of assets in one trust during 2008, and zero assets in zero trusts since 2009.

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

As of December 31, 2020, we had two subsidiaries that act as collateral managers and investment advisors to the CDOs that we manage. These entities are registered investment advisors under the Investment Advisers Act of 1940 (the “Investment Advisers Act”).

Subsidiary	Product Line	Asset Class

Cohen & Company Financial Management, LLC (“CCFM”)	Alesco	Bank and insurance TruPS, subordinated debt of primarily U.S. companies
Dekania Capital Management, LLC (“DCM”)	Dekania Europe	Bank and insurance TruPS, subordinated debt of primarily European companies

The table below shows changes in our AUM by product line for the last five years.

ASSETS UNDER MANAGEMENT
(Dollars in Millions)

	As of December 31,
	2020	2019	2018	2017	2016
Alesco (1) (2)	$1,890	$2,044	$2,112	$2,469	$2,614
Dekania Europe (3) (4)	167	153	171	402	495
Munda (3) (5)	-	-	103	246	330
Total CDO AUM	2,057	2,197	2,386	3,117	3,439
Other Investment Vehicles	712	560	466	375	229
Total AUM	$2,769	$2,757	$2,852	$3,492	$3,668

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

A description of our CDO product lines that were under management as of December 31, 2020 is set forth below.

Alesco and Dekania. As of December 31, 2020, we managed eight Alesco deals and two Dekania Europe deals, which were initially securitized during 2003 to 2007. CCFM manages our Alesco platform. During 2018, one of the Alesco deals was liquidated after a successful auction. DCM manages our Dekania Europe platform. During 2014, we entered into a sub-advisory agreement to employ Mead Park Advisors, LLC to render advice and assistance with respect to collateral management services to the Alesco portfolios. On March 30, 2017, the sub-advisory agreement with Mead Park Advisors, LLC was terminated, and we entered into a sub-advisory agreement with another unrelated third-party provider effective March 30, 2017.

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

We have received a Notice of Termination of the Collateral Management Agreement for Alesco Preferred Funding IX, without cause.

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

A description of our other Investment Vehicles that were under management as of December 31, 2020 is set forth below.

PriDe Funds. In July 2014, we, initially through CCFL and now through CCFEL, became the investment advisor of a newly created French investment fund with total commitments of €238 million, and an initial investment period of two years (which was later extended by two years) and a maturity date of July 2026 (which was later extended until July 2028).  In January 2017, the second vintage funds in the series of these funds closed with total commitments of €203.5 million, and an initial investment period of three years (which was recently extended by one year) and a maturity date of January 2032. In July 2020, the third vintage funds in the series of these funds closed with total commitments of €375.5 million, and an initial investment period of three years and a maturity date of July 2033. This series of funds is referred to in this Annual Report on Form 10-K as the “PriDe Funds.” The PriDe Funds earn investment returns by investing in a diversified portfolio of debt securities issued by small and medium sized European insurance companies that have limited access to capital markets. CCFEL earns investment advisor regular fees and investment advisor performance fees depending on the level of returns achieved. We have not made an investment, nor do we expect to make any investment, in the PriDe Funds. AUM of the PriDe Funds was $555.0 million at December 31, 2020.  In late 2017, we hired an industry veteran to oversee the development of the Company’s U.S. Insurance Asset Management Platform as a complement to our existing focus on insurance related investments.

U.S. Insurance JV. In May 2018, we committed to invest up to $3.0 million in a newly formed joint venture (the “U.S. Insurance JV”) with an outside investor who committed to invest approximately $63.0 million of equity in the U.S. Insurance JV.  The U.S. Insurance JV was formed for the purposes of investing in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies and is managed by DCM. We are required to invest 4.5% of the total equity of the U.S. Insurance JV with an absolute limit of $3.0 million. The U.S. Insurance JV has a $250 million credit agreement for leverage to grow its assets. As of December 31, 2020, the equity of the U.S. Insurance JV was $32.4 million, and we had invested $1.4 million into the U.S. Insurance JV of the $3.0 million commitment. In addition, the insurance company debt that will be funded by the U.S. Insurance JV may be originated by us and there may be origination fees earned in connection with such transactions. We will also earn management fees as manager of the U.S. Insurance JV.  We are entitled to a quarterly base management fee, an annual incentive fee (if certain return hurdles are met), and an additional incentive fee upon the liquidation of the portfolio (if certain return hurdles are met).

SPAC Funds. In 2018, we invested in and became the investment manager and general partner of a newly formed Delaware limited partnership and the investment manager for a Cayman Islands exempted company that are feeder funds into a separate Cayman Islands exempted company that serves as the primary investment vehicle (the “SPAC Funds”).  The SPAC Funds were created for the purpose of investing primarily in the equity interests of SPACs and, in certain circumstances, SPAC sponsor entities including SPACs sponsored by us, our affiliates, and third parties. As of December 31, 2020, we had invested $0.6 million in the SPAC Funds. CCFM is the manager of the SPAC Funds and is entitled to a quarterly base management fee based on a percentage of the NAV of the SPAC Funds and an annual incentive allocation based on the actual returns earned by the SPAC Funds. As of December 31, 2020, the NAV of the SPAC Funds was $53.2 million.

SPAC Series Funds. As a complement to the SPAC Funds, we established and became the managing member and investment manager to two newly formed umbrella limited liability companies (the “SPAC Series Funds”) that issue a separate series for each investment portfolio, which typically consists of investments in the sponsor entities of individual SPACs. The investing activity of the SPAC Series Funds includes purchasing interests in the placement units of certain SPAC sponsor entities that, in addition to placement units, entitle the SPAC Series Funds to certain amounts of founder shares, for a nominal price. The number of founders shares allocated to the SPAC Series Funds are not finally determined until the related business combination (if any) is completed by the applicable SPAC. The amount of founders shares allocable to each SPAC Series Fund is subject to change for two main reasons. First, if a business combination is not completed by the applicable SPAC within the allowed time frame, the SPAC Series Funds will forfeit all the founders shares allocated to them for that particular SPAC. Second, even if a business combination by the applicable SPAC is completed, the economic terms of the combination are subject to negotiation between the target company and that SPAC. In many cases, the total amount of founders shares to which the sponsor entities are entitled will be reduced as part of these negotiations. In these cases, any allocation to the SPAC Series Funds will also be reduced. Although we do not charge a management fee for most of the SPAC Series Funds, nor do we earn a performance fee from most of the SPAC Series Funds, we and certain of our employees receive a portion of the allocations of founders shares, for a nominal price, from the SPAC sponsor entities in which the SPAC Series Funds invest.  As of December 31, 2020, the SPAC Series Funds had issued limited liability company interests representing investments in nine SPAC sponsor entities, totaling net asset carrying value of $24.1 million. As of December 31, 2020, in our capacity as the asset manager of the SPAC Series Funds, we have received a current allocation of a total 1.7 million founder shares, for a nominal price, from five different SPAC sponsor entities.

Managed Accounts. We provide investment management services to a number of separately managed accounts. Part of our European CDO team has transitioned to providing investment management or advisory services primarily to European family offices, high net worth individuals, and asset managers. The investment focus is on CDO and CLO notes and debt instruments where the investment managers have relevant expertise. For these services, we are paid gross annual base management or advisory fees of approximately 1.5% plus a gross annual performance fee of 20% of cash-on-cash returns in excess of an 8% hurdle. There is also an early redemption fee if any of the clients were to terminate their arrangement within the first five years of the relationship. AUM of these European managed accounts was $31.5 million as of December 31, 2020.

In addition, we have historically received revenue shares from certain asset management businesses that we initially sponsored or owned, and subsequently sold or spun-off. A description of our only remaining asset management revenue share as of December 31, 2020 is set forth below.

Infrastructure Finance Business. On March 12, 2012, we entered into an agreement with unrelated third parties whereby we agreed to assist in the establishment of an international infrastructure finance business (“IIFC”). As consideration for our assistance in establishing IIFC, we receive 8.0% of certain revenues of the manager of IIFC. The IIFC revenue share arrangement expires when we have earned a cumulative $20 million in revenue share payments or with the dissolution of IIFC’s management company.  Also, in any particular year, the revenue share earned by us cannot exceed $2.0 million.  In 2020, we earned $0.5 million from the IIFC revenue share.  From inception through 2020, we have earned $3.2 million.  In addition, in March 2012, we issued 50,000 restricted units of the Common Stock to the managing member of IIFC, which vest 1/3 when we receive $6.0 million of cumulative revenue share payments, 1/3 when we receive $12.0 million of cumulative revenue share payments, and 1/3 when we receive $18.0 million of cumulative revenue share payments. In certain circumstances, we retain the right to deliver fixed amounts of cash to the managing member of IIFC as opposed to vested shares of Common Stock. On March 12, 2022, any remaining unvested restricted units expire.  See note 22 to our consolidated financial statements included in this Annual Report on Form 10-K.

Principal Investing

Our Principal Investing business segment has historically been comprised of investments in the Investment Vehicles we manage, as well as investments in certain other structured products, and the related gains and losses that they generate. In 2014, we refocused our Principal Investing portfolio on products that we do not manage for the purpose of earning an investment return. More recently, capitalizing on our SPAC expertise, we have become active in multiple aspects of the SPAC market, including as a sponsor, asset manager, and investor, and as a result we hold various investments related to our SPAC franchise.  A description of our Principal Investments as of December 31, 2020 is set forth below.

A SPAC is a shell corporation formed for the sole purpose of raising investment capital through an initial public offering (“IPO”), which is then used to acquire or merge with one or more unspecified businesses to be identified after the IPO. SPACs are formed and sponsored by experienced business executives who are confident that their reputation and experience will help them identify a profitable company to acquire or with which to merge. The sponsors of the applicable SPAC generally provide the starting capital for that SPAC and such sponsors stand to benefit from a sizeable stake in the post business combination acquired or merged company (assuming a business combination is consummated by the SPAC which they sponsor). The capital raised in the SPAC's IPO is placed in an interest-bearing trust account and cannot be disbursed except to complete a business combination or to return the money to investors (if the SPAC does not complete a business combination within the required time period and must be liquidated.) A SPAC generally has approximately two years to complete a deal. In return for the capital invested by investors in the SPAC IPO, investors typically receive units in the SPAC, with each unit often comprising a share of common stock and a warrant (or fraction thereof) to purchase more stock at a later date. The purchase price per unit of the securities is typically $10.00. After a SPAC's IPO, the pre-IPO units of the SPAC become separable into shares of common stock and warrants. The purpose of the warrant is to provide investors with additional compensation for investing in the SPAC. The warrants generally become exercisable either 30 days after the completion of a business combination or twelve months after the IPO. The fair market value of the target company must be at least 80% (but generally much more) of the SPAC’s trust assets. Upon successful completion of a business combination, the sponsors will profit from their stake in the post-business combination acquired or merged company, while the investors receive an equity interest according to their respective investment amounts The founders of the SPAC generally purchase founder shares at the initiation of the SPAC, paying nominal consideration for the number of shares that, based on recent transactions, results in or around a 20% to 25% ownership stake in the outstanding shares after the completion of the IPO.

Since 2018, we have sponsored three SPACs. Our first sponsored SPAC, Insurance Acquisition Corp., completed its $150.7 million IPO in March 2019, entered into a merger agreement in June 2020, and completed its business combination in October 2020 with Shift Technologies, Inc. (“Shift”), a car-buying e-commerce platform. When the merger closed on October 13, 2020, Insurance Acquisition Corp. changed its name to "Shift Technologies, Inc." and, on October 15, 2020, its trading symbol on the NASDAQ Capital Market (“NASDAQ”) changed from "INSU" to "SFT."  Our second sponsored SPAC, INSU Acquisition Corp. II (NASDAQ: INAQ), completed its $250 million IPO in September 2020 and entered into a merger agreement in November 2020 with Metromile, Inc., a digital insurance platform and pay-by-mile auto insurer ("MetroMile"), which closed on February 9, 2021. When the merger closed, INSU Acquisition Corp. II changed its name to Metromile, Inc and on February 10, 2021, its trading symbol on the NASDAQ changed from "INAQ" to "MILE".  Our third sponsored SPAC, INSU Acquisition Corp. III (NASDAQ: IIIIU), completed its $218 million IPO in December 2020 and is currently seeking to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses that provides insurance or insurance related services but is not required to complete a business combination with an insurance business. See note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

Subject to changes in the overall SPAC market which are evolving rapidly, we anticipate continuing to grow our SPAC franchise and capitalizing on opportunities in the space. In addition to our sponsored SPACs, we receive founders shares and purchase placement units and IPO units in various SPACs sponsored by third parties and affiliates, through our SPAC Funds, our SPAC Series Funds, and our Principal Investing portfolio.  The amount of founders shares allocated to us are not finally determined until the related business combination is completed. The amount of founders shares allocable to us are subject to change for two main reasons. First, if a business combination is not completed by the applicable SPAC within the allowed time frame, we will forfeit all the founders shares allocated to us for that particular SPAC. Second, even if a business combination is completed by the applicable SPAC, the economic terms of the combination are subject to negotiation between the target company and that SPAC. In many cases, the total amount of founders shares to which the sponsor entities are entitled to will be reduced as part of these negotiations. In these cases, any allocation of founders shares to the us will also be reduced.

As of December 31, 2020, our Principal Investing portfolio was valued at $58.5 million and included investments in Shift (valued at $36.4 million), non-sponsored SPAC equity (valued at $10.6 million), International Money Express, Inc. (NASDAQ: IMXI) (valued at $4.3 million), the U.S. Insurance JV (valued at $1.6 million), the SPAC Funds (valued at $0.8 million), and other securities (valued at $4.9 million).  The investment in Shift is held by our consolidated sponsor entities, which are owned approximately 48.3% by non-controlling interests.

A description of our Principal Investments as of December 31, 2020 is set forth below.

Shift Technologies, Inc. As of December 31, 2020, our investment in Shift public equity was valued at $36.4 million and is held by our consolidated sponsor entities, which are owned approximately 48.3% by non-controlling interests. Our investment in Shift is the result of our sponsorship of Insurance Acquisition Corp.  Certain of the shares are subject to restrictions on transfer until threshold trading prices are met. We engaged a third-party valuation firm to value this investment. See notes 3 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

Investments in Non-Sponsored SPAC Equity. In December 2017, we began investing in SPAC equity positions of SPACs that were not sponsored by us. As of December 31, 2020, our five equity positions in these publicly traded SPACs were valued at $10.6 million (three of these equity positions valued at an aggregate $7.8 million are in SPACs sponsored by related parties – see notes 4 and 31 to our consolidated financial statements included in this Annual Report on Form 10-K). All five of these publicly traded SPACs have completed an IPO but have not yet consummated a business combination, and only one has signed a merger agreement with a potential business combination target. We expect to continue to invest additional capital in non-sponsored SPAC equity as opportunities arise.

International Money Express, Inc. As of December 31, 2020, our investment in the public equity of International Money Express, Inc. ("IMXI"), an unrelated publicly traded company, was valued at $4.3 million. We acquired most of our investment in IMXI in December 2019 through a securities purchase agreement with Daniel G. Cohen, chairman of the board and president and chief executive of European operations, and the DGC Family Fintech Trust, a trust established by Mr. Cohen (the "DGC Trust") whereby we issued units of membership interests in the Operating LLC (the “LLC Units”) and Series F Preferred Stock, and we received IMXI shares as consideration for the issuance of the LLC Units and Series F Preferred Stock. Certain of the shares are subject to restrictions on transfer until threshold trading prices are met. We engaged a third-party valuation firm to value this investment. See note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

Investment in the U.S. Insurance JV. During 2018, we co-established and committed to invest up to $3.0 million in the U.S. Insurance JV. As of December 31, 2020, we had invested $1.4 million of this commitment, with $1.6 million remaining to be invested. In June 2019, we received a $0.6 million distribution related to a security redemption. As of December 31, 2020, our investment in the U.S. Insurance JV was valued at $1.6 million and the NAV of the U.S. Insurance JV was $33.6 million.

Investment in the SPAC Funds. In August 2018, we established and invested $0.6 million in the SPAC Funds. As of December 31, 2020, our investment in the SPAC Funds was valued at $0.8 million and the NAV of the SPAC Funds was $53.2 million.

Investments in Other Securities. We have invested in various original issuance securities that we have originated and certain other securities that we have not originated. As of December 31, 2020, our investments in these other securities were valued at $4.6 million, which included public equity, corporate bonds, and real estate loans.

Employees

As of December 31, 2020, we employed a total of 87 full time professionals and support staff. This number includes 53 employees of our JVB subsidiary, 14 employees of our U.S. Asset Management business segment, 6 employees of our European Asset Management business segment, 11 employees of our U.S. support services group, and 3 employees of our European support services group. We consider our employee relations to be good and believe that our compensation and employee benefits are competitive with those offered by other financial services firms that we compete with for personnel. None of our employees is subject to any collective bargaining agreements. Our core asset is our professionals, their intellectual capital, and their dedication to providing the highest quality services to our clients. Prior to joining us, members of our management team held positions with other leading financial services firms, accounting firms, law firms, investment firms, or other public companies. Lester R. Brafman, Daniel G. Cohen, and Joseph W. Pooler, Jr. are our executive operating officers, and biographical information relating to each of these officers is incorporated by reference in “Part III — Item 10 — Directors, Executive Officers and Corporate Governance” to the Company’s Proxy Statement, to be filed in connection with the Company’s 2021 Annual Meeting of Stockholders.

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

Competition is intense for the recruitment and retention of experienced and qualified professionals. The success of our business and our ability to continue to compete effectively will depend significantly upon our continued ability to retain and motivate our existing professionals and attract new professionals. See “Item 1A — Risk Factors."

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

As of December 31, 2020, our regulated subsidiaries include: JVB, a registered broker-dealer regulated by FINRA and subject to oversight by the U.S. Securities and Exchange Commission (the “SEC”); CCFEL, an Irish company regulated by the CBI; and CCFM and DCM, each of which is a registered investment adviser regulated by the SEC under the Investment Advisers Act. Since our inception, our businesses have been operated within a legal and regulatory framework that is constantly developing and changing, requiring us to be able to monitor and comply with a broad range of legal and regulatory developments that affect our activities.

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

U.S. Regulation. As of December 31, 2020, JVB was registered as a broker-dealer with the SEC and was a member of and regulated by FINRA. JVB is subject to the regulations of FINRA and industry standards of practice that cover many aspects of its business, including initial licensing requirements, sales and trading practices, relationships with customers (including the handling of cash and margin accounts), capital structure, capital requirements, record-keeping and reporting procedures, experience and training requirements for certain employees, and supervision of the conduct of affiliated persons, including directors, officers, and employees. FINRA has the power to expel, fine, and otherwise discipline member firms and their employees for violations of these rules and regulations. JVB is also registered as a broker-dealer in certain states, requiring us to comply with the laws, rules, and regulations of each state in which JVB is registered. Each state may revoke the registration to conduct a securities business in that state and may fine or otherwise discipline broker-dealers and their employees for failure to comply with such state’s laws, rules, and regulations.

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

In July 2010, the federal government passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act significantly restructures and intensifies regulation in the financial services industry, with provisions that include, among other things, the creation of a new systemic risk oversight body (i.e., the Financial Stability Oversight Council), expansion of the authority of existing regulators, increased regulation of and restrictions on OTC derivatives markets and transactions, broadening of the reporting and regulation of executive compensation, expansion of the standards for market participants in dealing with clients and customers, and regulation of fiduciary duties owed by municipal advisors or conduit borrowers of municipal securities. In addition, Section 619 of the Dodd-Frank Act (known as the “Volker Rule”) and section 716 of the Dodd-Frank Act (known as the “swaps push-out rule”) limit proprietary trading of certain securities and swaps by certain banking entities. Although we are not a banking entity and are not otherwise subject to these rules, some of our clients and many of our counterparties are banks or entities affiliated with banks and will be subject to these restrictions.  These sections of the Dodd-Frank Act and the regulations that are adopted to implement them could negatively affect the swaps and securities markets by reducing their depth and liquidity and thereby affect pricing in these markets.  Further, the Dodd-Frank Act as a whole and the intensified regulatory environment will likely alter certain business practices and change the competitive landscape of the financial services industry, which may have an adverse effect on our business, financial condition, and results of operations.  To date, we have adapted successfully to the applicable legislative and regulatory requirements of Dodd-Frank.

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

CBI’s enforcement powers. The CBI has a wide range of disciplinary and enforcement tools that it can use should a regulated firm fail to comply with its regulatory obligations. It uses a wide range of tools to take action against regulated entities and/or individuals which fall short of our expected standards of behavior including:

●	Administrative sanctions (under Part IIIC of the Central Bank Act 1942, and separately under Securities and Markets Regulations)
●	Fitness and Probity investigations
●	Refusals and revocation of authorizations
●	Cancellation and refusal of registrations
●	Summary criminal prosecution
●	Supervisory Warning
●	Imposition of a condition
●	Issuance of a direction
●	Reports to other agencies (including Gardaí, Revenue Commissioners, The Competition and Consumer Protection Commission).

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

●	For money laundering to occur, the funds involved must be the proceeds of criminal conduct.
●	For terrorist financing to occur, the source of funds is irrelevant, i.e. the funds can be from a legitimate or illegitimate source.

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

In addition to potential regulatory sanctions for CCFEL from the CBI, individuals, meanwhile, may be subject to:

●	A caution or reprimand
●	Disqualification from managing a regulated firm for a specified period, and / or
●	A fine of up to €1 million.

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

●	Competent and capable;
●	Honest, ethical and to act with integrity; and
●	Financially sound.

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

ITEM 1A.  RISK FACTORS.

You should carefully consider the risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K. If any of these risks actually occur, our business, financial condition, liquidity and results of operations could be adversely affected. The risks and uncertainties described below constitute all of the material risks of the Company of which we are currently aware; however, the risks and uncertainties described below may not be the only risks the Company will face. Additional risks and uncertainties of which we are presently unaware, or that we do not currently deem to be material, may become important factors that affect us and could materially and adversely affect our business, financial condition, results of operations and the trading price of our securities. Investing in the Company’s securities involves risk and the following risk factors, together with the other information contained in this report and the other reports and documents filed by us with the SEC, including Forms ADV filed by CCFM and DCM, should be considered carefully.

Summary of Risk Factors

The following summary highlights some of the principal risks that could adversely affect our business, financial condition or results of operations. This summary is not complete and the risks summarized below are not the only risks we face.

Risks Related to Our Business and Our Industry:

●	Difficult market conditions have adversely affected our business and may continue to do so.
●	Economic slowdown, market volatility, a recession and increasing interest rates may impair investments and operating results.
●	We may experience write downs of financial instruments and other losses due to the volatile and illiquid market conditions.
●	We have incurred losses for certain periods covered by this report and in the recent past and may incur losses in the future.
●

Continued difficulties in our Capital Markets segment due to intense competition has resulted in significant strain on our administrative, operational and financial resources and these difficulties may continue in the future.

●	The incurrence of additional debt could adversely effect on our financial condition and results of operation.
●	Our gestation repo business serves a narrow market and is likely subject to highly volatile demand.
●	Our mortgage group’s revenue is highly dependent on the U.S. housing market, generally.
●	Our matched book repo financing is facilitated through JVB which is subject to various broker-dealer regulations.
●	We may not be successful in achieving our strategic goals with respect to our matched book repo business.
●	Our Capital Markets segment depends significantly on a limited group of customers.
●	Failure to retain senior management and qualified personnel may result in our not being able to execute our business strategy.
●	Payment of severance could strain our cash flow.
●	If additional cash is not available, our business and financial performance will be significantly harmed.
●	Failure to obtain or maintain adequate capital and funding would adversely affect the growth and results of our operations.
●	The lack of liquidity in certain investments may adversely affect our business, financial condition and results of operations.
●	If we are unable to manage the risks of international operations effectively, our business could be adversely affected.
●	The securities settlement process exposes us to risks that may adversely affect our business.
●	We are exposed to the risk that third parties that are indebted to us will not perform their obligations.
●	We are exposed to various risks related to margin requirements under repurchase agreements and securities financing arrangements and are highly dependent on our clearing relationships.
●	We have market risk exposure from unmatched principal transactions entered into by our brokerage desks.
●	Pricing and other competitive pressures may impair the revenues and profitability of our brokerage business.
●	Increase in capital commitments in our trading business increases the potential for significant losses.
●	Our principal trading and investments expose us to risk of loss.
●	Our principal investments are subject to various risks and expose us to a significant risk of capital loss.
●	Transition away from LIBOR may adversely affect our business.
●	Historical returns of our funds and managed accounts may not be indicative of their future results.
●	There is increasing regulatory supervision of alternative asset management companies.
●	Asset management clients generally may redeem their investments, which could reduce our asset management fee revenues.
●	The investment management business is intensely competitive, which could have a material adverse impact on our business.
●

Poor performance of our investment funds’ and separately managed accounts’ investments could result in a decline in our asset management revenue and earnings and investors terminating our management agreements.

●

If the investments we have made on behalf of our CDOs perform poorly, we will suffer a decline in our asset management revenue and earnings and the investors in our CDOs may seek to terminate our management agreements.

●	Our investments in SPAC Sponsor Entities are speculative, subject to total loss, and illiquid prior to business combination.
●	Our investments in post-business combination SPACs are carried at fair value but are subject to sale restrictions which could result in significant losses to our business.
●	Our strategic relationship with Fintech Masala, LLC could result in conflicts of interest and a termination of such relationship could result in losses to our business.
●	Our management may allocate some portion of their time to the business of the SPAC, which may create conflicts of interest.
●	Any agreement to indemnify a SPAC against certain claims could negatively affect our financial results.
●	We may make future loans to SPACs which may not be repaid.
●	If our risk management systems for our businesses are ineffective, we may be exposed to material unanticipated losses.
●	Failures in our information and communications systems could significantly disrupt our business.
●	We may not be able to keep pace with continuing changes in technology.
●	Failure to protect client data or prevent breaches of our information systems could expose us to liability/reputational damage.
●

We are largely dependent on Pershing LLC to provide clearing services and margin financing and Bank of New York to provide settlement and clearing services in connection with our matched book repo business.

●	Our substantial level of indebtedness could adversely affect our financial health and ability to compete.
●	Changes in accounting interpretations or assumptions could adversely impact our financial statements.
●	Any change of our investment strategy, hedging strategy, asset allocation and operational policies may result in riskier investments and adversely affect the market value of our Common Stock.
●	Maintenance of our Investment Company Act exemption imposes limits on our operations.
●	The soundness of other financial institutions and intermediaries affects us.

●	We operate in a highly regulated industry and may face increasing restrictions on, and examination of, the conduct of our operations.
●	Substantial legal liability or significant regulatory action could materially affect our business.
●	Highly competitive markets could have a material adverse effect on our business.
●	Employee misconduct or error could harm our business.

Risks Related to Our Organizational Structure and Ownership of Our Common Stock:

●	We are dependent on distributions from the Operating LLC as a holding company.
●	Daniel G. Cohen’s significant ownership interests in the Operating LLC and other entities could create conflicts of interest.
●	As a “controlled company,” our other stockholders may lose certain corporate governance protections.
●	Redemptions of our outstanding LLC Units may cause substantial dilution to our existing stockholders.
●	We may not fully realize our deferred tax asset.
●	The Maryland General Corporation Law and our charter and bylaws may prevent potentially beneficial takeover attempts.

Risks Related to General and Global Factors:

●	The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and is expected to continue to impact our business, financial condition and results of operations.
●	Repurchases of our Common Stock could adversely affect our business.
●	Future sales of our Common Stock could lower the price of our Common Stock and harm our future securities offerings.
●	Our stockholders’ percentage ownership in the Company may be diluted in the future.
●	If we fail to control our costs effectively, our business could be disrupted and adversely affected.
●	We may need to offer new investment strategies and products in order to continue to generate revenue.
●	Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.
●	Insurance may be inadequate to cover risks facing the Company.
●	We depend on third-party software licenses and the loss of key licenses could adversely affect our brokerage services.
●	Failure to maintain effective internal control over financial reporting and disclosure controls could harm our business.
●	The market price of our Common Stock may be volatile and may be affected by market conditions beyond our control.
●	Our Common Stock may be delisted, which may have a material adverse effect on the liquidity and our Common Stock value.

Risks Related to Our Business and Our Industry

Difficult market conditions have adversely affected our business in many ways and may continue to adversely affect our business in a manner which could materially reduce our revenues.

Our business has been and may continue to be materially affected by conditions in the global financial markets and economic conditions. The financial markets continue to be volatile and continue to present many challenges such as the level and volatility of interest rates, investor sentiment, the availability and cost of credit, the status of the U.S. mortgage and real estate markets, consumer confidence, unemployment and geopolitical issues.

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

In addition, global macroeconomic conditions and U.S. financial markets remain vulnerable to the potential risks posed by exogenous shocks, which could include, among other things, political and financial uncertainty in the U.S. and the European Union (the “EU”), continued spread of the global novel coronavirus (“COVID-19”) pandemic, renewed concern about China’s economy, complications involving terrorism and armed conflicts around the world, or other challenges to global trade or travel. More generally, because our business is closely correlated to the macroeconomic outlook, a significant deterioration in that outlook or an exogenous shock would likely have an immediate negative impact on our overall results of operations.

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

The Company recorded net losses of $4.0 million and $3.6 million for the years ended December 31, 2018 and December 31, 2019, respectively. We may incur additional losses in future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate our business.

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

We operate a matched book repo business under which JVB enters into repurchase and reverse repurchase agreements.  JVB’s ability to access repo funding and to raise funds through the GCF repo service offered by the FICC requires that it continuously meet the regulatory and membership requirements of FINRA and the FICC, which may change over time. If JVB fails to meet these requirements and is unable to access such funding, we would be required to find alternative funding, which we may be unable to do and our funding costs, “haircuts” and/or counterparty exposure could increase.  This could make our matched book repo business uneconomical and/or could have a material adverse effect on our financial condition and results of operations.

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

Our gestation repo business serves a narrow market and is likely subject to highly volatile demand.

In addition to our GCF matched repo business, we also operate a matched gestation repo program.  Gestation repo involves entering into repo and reverse repo where the underlying collateral security represents a pool of newly issued mortgages.  Our reverse repo counterparties are mortgage originators.  This type of financing would only be of interest to mortgage originators.  Therefore, demand for gestation repo financing is much narrower than our GCF repo business and volumes will therefore be more volatile.

Mortgage and U.S. Housing Market-Related Risks

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

We depend on the diligence, experience, skill and network of business contacts of our senior management team and our employees in connection with (1) our Capital Markets segment, (2) our asset management operations, (3) our investment activities, (4) the evaluation, negotiation, structuring and management of new business opportunities, and (5) our SPAC franchise, including our investments in SPACs and SPAC sponsors and our serving as the asset manager for certain SPAC Funds. Our business depends on the expertise of our personnel and their ability to work together as an effective team and our success depends substantially on our ability to attract and retain qualified personnel. Competition for employees with the necessary qualifications is intense, and we may not be successful in our efforts to recruit and retain the required personnel. The inability to recruit and retain qualified personnel could affect our ability to provide an acceptable level of service to our clients and funds, attract new clients, and develop new lines of business, each of which could have a material adverse effect on our business.

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

We require a substantial amount of cash to fund our investments, pay our expenses and hold our assets. More specifically, we require cash to:

•	meet our working capital requirements and debt service obligations;
•	make incremental investments in our Capital Markets segment;
•	make investments in our growing asset management business;
•	make investments supporting our SPAC franchise, including in pre- and post-business combination SPAC public companies and in SPAC sponsor entities;
•	hire new employees; and
•	meet other needs.

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

Our investments in the equity interests of SPACs and SPAC Sponsor Entities may expose us to increased risks and liabilities.

We have and are likely to continue to invest in the equity interests of SPACs and SPAC sponsor entities, including SPACs sponsored by us, our affiliates, and third parties. There are numerous risks associated with investing in the equity interests of SPACs and SPAC sponsor entities, including: (i) because a SPAC is raised without a specifically-identified acquisition target, it may never, or only after an extended period of time, be able to find and execute a suitable business combination, during which period the capital which we have invested in or committed to the SPAC will not be available to us for other uses; (ii) investments made by us in a SPAC and SPAC sponsor entities may be entirely lost or otherwise decline in value if the SPAC does not timely execute a business combination; (iii) SPACs typically invest in single assets and not diversified portfolios, and investments therein are therefore subject to significant concentration risk; (iv) SPACs incur substantial fees, costs and expenses related to their initial public offerings, being a public company and in connection with pursuing a business combination (in some cases, regardless of whether, or when, the SPAC ultimately consummates a business transaction); (v) the use of SPACs as an investment tool has recently become more widespread, which has resulted in increased competition in seeking and identifying viable targets for potential business combinations;  and (vi) there remains substantial uncertainty regarding the viability of SPAC investing on a large scale, the supply of desirable transactions relative to the pace at which SPACs are currently being formed and whether regulatory, tax or other authorities will implement additional or adverse policies relating to SPACs and SPAC investing. We expect regulatory scrutiny of SPACs and other blank check companies to increase and the regulations regarding SPACs may change. Our investments in the equity interests of SPACs and SPAC sponsor entities may also subject us to the risk of litigation by third parties, including fund investors dissatisfied with the performance or management of SPAC Funds, public investors in SPACs and a variety of other potential litigants. Any losses relating to these developments could adversely impact our business, results of operations and financial condition, as well as harm our professional reputation.

Our investments in SPAC Sponsor Entities are highly speculative, subject to total loss, and completely illiquid prior to business combination.

            The Company invests in the sponsor entities of SPACs and these investments are highly speculative.  Generally, SPAC sponsor entities are LLC’s that pool their members’ interests and invest in the private placement of a SPAC.  The SPAC will also raise funds in a public offering and seek to complete a business combination within an agreed upon timeframe.  The SPAC will use the proceeds of the private placement to pay transaction and operating expenses during the period it is seeking a business combination.  The proceeds of the public offering are placed in an interest-bearing trust and can only be used to complete the business combination.  Typically, the public investors must approve any business combination prior to its effectiveness.  If a business combination is not completed within the agreed upon timeframe, the SPAC will liquidate and return the funds to the public investors.  If there are funds remaining after liquidation, the sponsor entities may receive some portion of their investment back, but will likely suffer a total loss of investment.  Accordingly, our investments in SPAC sponsor entities is subject to a total loss of our investment and such losses may adversely affect our business, financial condition and results of operations.

            During the period prior to liquidation or completion of a business combination, the Company includes its investment as a component of investment in equity method affiliates.  As of December 31, 2020, of the Company’s $13.5 million balance of investment in equity method affiliates, $10.1 million represents investments in SPAC sponsor entities, equity method investments in SPACs themselves in the pre-business combination period, or investment in investment funds that hold investments in SPAC Sponsor Entities.  These investments are subject to transfer restrictions (as described in greater detail below), are completely illiquid and could be worthless if the underlying sponsor entities liquidate without completing a business combination.

Our investments in post-business combination SPACs are carried at fair value but are subject to sale restrictions which could result in significant losses to our business.

We hold securities in public companies that were merger partners with the SPACs in which we invested or sponsored and we intend to continue to invest in SPACs and SPAC sponsor entities in the future.  A significant portion of the securities in the post-business combination SPACs are and will be restricted for sale and may require the securities to trade above a certain price level for a certain period of time prior to becoming transferable.  It is possible that the securities which we hold in post-business combination SPACs never trade at the applicable price levels for the requisite period of time and, in turn, the transfer restrictions thereon are never lifted.  In such event, such restricted securities may be completely illiquid and this could significantly reduce their value, if not render them completely worthless.

Further, investments in post-business combination SPAC securities may not be transferable until such securities are registered for sale with the SEC.  The Company could suffer significant mark-to-market losses on these restricted securities prior to being able to sell them.  In some cases, we hedge these positions by entering into short options trades on the underlying unrestricted equity.  However, we are limited in our ability to enter into these because of capital and financing requirements associated with such trades.

As of December 31, 2020, of our $58.5 million reported as other investments, at fair value, $34.2 million represented restricted shares of post-business combination SPACs that were subject to transfer restrictions and could not be sold.  If these securities do not trade at the applicable per share price levels for the requisite periods of time and, in turn, the transfer restrictions thereon are never lifted, we could suffer significant losses and these securities could be rendered illiquid and even worthless, which could result in significant harm to our business and results of operations.

Our strategic relationship with Fintech Masala, LLC (“Fintech Masala”) could terminate, which could adversely affect the growth and viability of our SPAC franchise, which, in turn would negatively affect our results of our operations, and our strategic relationship with Fintech Masala could also result in conflicts of interest which could negatively affect our SPAC franchise and our business.

Fintech Masala, an entity of which Daniel G. Cohen and his mother, Betsy Cohen, are members, is a fintech investing platform and the sponsor of third party SPACs.  We have entered into consulting agreements with FinTech Masala pursuant to which Betsy Cohen and other Fintech Masala representatives have provided and will continue to provide consulting services to us regarding our SPAC franchise and the SPAC entities of which we are sponsors.  We anticipate that we will continue to enter into consulting arrangements with Fintech Masala in connection with the SPACs which we sponsor in the future.  In the event that our strategic relationship with Fintech Masala is terminated, the loss of the services of Fintech Masala’s personnel could significantly impair our SPAC franchise's ability to continue to succeed, which could hinder our ability to achieve and sustain profitability.

In addition, certain of our employees also provide consulting and other SPAC-related services to Fintech Masala pursuant to contractual arrangements with the SPACs of which Fintech Masala is a sponsor.  Pursuant to these contractual relationships, our employees may be incentivized to identify and consummate potential SPAC business combinations on behalf of Fintech Masala rather than for us.  Further, these contractual relationships could result in our competing with Fintech Masala for potential SPAC business combination targets and other opportunities.  All of the foregoing could result in lost opportunities for our SPAC franchise, which could have negative impacts on our SPAC franchise and business as a whole.

If we are unable to manage the risks of international operations effectively, our business could be adversely affected.

 We currently provide services and products to clients in Europe, through offices in Dublin and Paris. There are certain additional risks inherent in doing business in international markets, particularly in the regulated brokerage and asset management industries. These risks include:

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

 We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. As of December 31, 2020, we had $58.5 million in other investments, at fair value.

 We may use our capital, including on a leveraged basis, for principal investments in both private and public company securities that may be illiquid and volatile. The equity securities of any privately held entity in which we make a principal investment are likely to be restricted as to resale and may otherwise be highly illiquid. In the case of fund, SPAC-related or similar investments, our investments may be illiquid until such investment vehicles are liquidated. We expect that there will be restrictions on our ability to resell any such securities that we acquire for a period of time after we acquire such securities. Thereafter, a public market sale may be subject to volume limitations or be dependent upon securing a registration statement for an initial, and potentially secondary, public offering of the securities. Even if we make an appropriate investment decision, we cannot be assured that general market conditions will not cause the market value of our investments to decline. For example, an increase in interest rates, a general decline in the equity markets, or other market and industry conditions adverse to the type of investments we make and intend to make could result in a decline in the value of our investments or a total loss of our investment.

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

We currently have $48,125 of par value debt which incurs interest based on the London interbank offered rate (“LIBOR”). In addition, we have a $25,000 line of credit pursuant to which amounts drawn bear interest based on LIBOR. As of December 31, 2020, there were no amounts drawn under this line of credit. In July 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021 and has indicated that market participants should not rely on LIBOR being available after 2021. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether any of these alternative reference rates will attain market acceptance as replacements for LIBOR. There is currently no definitive successor reference rate to LIBOR and various industry organizations are still working to develop workable transition mechanisms. As such, it is not possible to predict all potential effects of these changes on U.S. and global credit markets.

In November 2020, the administrator of LIBOR announced its intention to extend the publication of U.S. dollar LIBOR (except for the one-week and two-month tenors) until June 30, 2023, subject to a consultation process, and the Federal Reserve Board, the Alternative Reference Rates Committee and the International Swaps and Derivatives Association also issued concurrent statements agreeing with such announcement. If LIBOR ceases to exist, we, our investments funds and our separately managed accounts may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond June 30, 2023, which may be difficult, costly and time consuming. In addition, from time to time our investment funds and separately managed accounts invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own, and may impact the availability and cost of hedging instruments and borrowings, including potentially, an increase to our and our funds’ and separately managed accounts’ interest expense and cost of capital. Any increased costs or reduced profits as a result of the foregoing may adversely affect our liquidity, results of operations and financial condition.

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

As noted above, in the past several years, the financial services industry has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In the last few years, there were a number of enforcement actions within the industry. Recently, the SEC announced that the 2020 examination priorities for the Office of Compliance Inspections and Examinations include such items as market infrastructure, information security, and anti-money laundering programs, but the SEC also signaled its intention to examine firms in emerging risk areas, such as robo-advice, digital assets, cybersecurity, SPACs, and new rules under the Investment Advisers Act of 1940, as amended and interpretations on standards of care. It is unclear, however, whether the SEC and its staff will increase the level of enforcement if, in the future, there is an effort on the part of the federal government to increase restrictions on business conduct, which could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy.

Some of our asset management clients generally may redeem their investments, which could reduce our asset management fee revenues.

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

 Any agreement to indemnify a SPAC against certain claims could negatively affect our financial results.

  In connection with our investments in SPACs, we have agreed to and may continue to agree in the future to, indemnify the SPAC for all claims by third parties for services rendered or products sold to the SPAC, or claims by any prospective target business with which the SPAC discusses entering into a transaction agreement, subject to certain limitations. Our indemnification of the SPAC with respect to any such claims could negatively affect our financial results.  In addition, if the SPAC liquidates, we may be liable to the SPAC under these indemnification obligations.

We may in the future make loans to the SPACs in which we sponsor, which may not be repaid, in which event our financial results could be adversely affected.

 We have made loans to the SPACs in which we have sponsored to fund the SPAC’s operating expenses following its IPO and may continue to do so in the future.  These loans generally bear no interest and, if the a SPAC consummates a business combination in the required time frame, we would expect the loan to be repaid from the funds held in the SPAC’s trust account.  If a SPAC to which we have loaned funds does not consummate a business combination in the required time frame, no funds from the SPAC’s trust account will be available to repay any loan we have made to such SPAC.  If these loans are not repaid, our financial results could be adversely affected.

Our executive officers and members of our senior management team may allocate some portion of their time to the business of the SPACs of which we are a sponsor and to the SPACs of third party entities, which may create conflicts of interest in their determination as to how much time to devote to our affairs and may have a negative impact on our business.

 Our executive officers and members of our senior management team serve key roles in the SPACs of which we are a sponsor.  For example, Daniel G. Cohen, our Chairman, serves as the Chairman of the board of directors of the Insurance SPAC, John Butler, our Managing Director of U.S. Insurance Strategy, serves as the Chief Executive Officer and President of the Insurance SPAC, Paul Vernhes, the President of Cohen & Compagnie SAS, serves as the Chief Financial Officer of the Insurance SPAC, and Joseph Pooler, our Chief Financial Officer, serves as the Chief Accounting Officer of the Insurance SPAC.  We also anticipate that our executive officers and members of our senior management team will serve as key employees for future SPACs of which we are the sponsors.  If our executive officers’ and members of our senior management team’s  involvement in the business affairs of the SPACs of which we are a sponsor require any of them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our business affairs, which may have a negative impact on our business.

Additionally, Daniel G. Cohen is a member of Fintech Masala, a fintech investing platform and the sponsor of third party SPACs.  Mr. Cohen’s involvement in Fintech Masala could also limit his ability to devote time to our business affairs, which may have a negative impact on our business.

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

The secure transmission of confidential information over public networks is a critical element of our operations. We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations and with our clients and vendors. As the breadth and complexity of this infrastructure continue to grow, the potential risk of security breaches and cyber-attacks increases. As a financial services company, we may be subject to cyber-attacks and phishing scams by third parties. In addition, vulnerabilities of our external service providers and other third parties could pose security risks to client information. Such breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information and violations of privacy laws and regulations.

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

Our broker-dealer relies on Pershing LLC to provide clearing services, as well as other operational and support functions that cannot be provided for internally. In addition, currently all of our margin financing is obtained from Pershing LLC.  As of December 31, 2020, our total margin loan payable to Pershing LLC is $157 million.  If our relationship with Pershing LLC is terminated, there can be no assurance that the functions and margin loan financing previously provided could be replaced on comparable economic terms.

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

Our balance sheet includes approximately $72.2 million par value of recourse indebtedness. Our indebtedness could have important consequences to our stockholders. For example, our indebtedness could:

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

 As of December 31, 2020, we have a substantial amount of debt with variable interest rates. We may experience material increases in our interest expense as a result of increases in general interest rate levels.

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

 We are a holding company that conducts our business primarily through the Operating LLC as a voting-controlled subsidiary. Whether or not we qualify under the 40% test is primarily based on whether the securities we hold in the Operating LLC are investment securities. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and other matters. Such limitations could have a material adverse effect on our business and operations. As of December 31, 2020, we are in compliance with and meet the Section 3(a)(1)(C) exclusion.

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

Our business is subject to extensive government and other regulation, and our relationship with our broker-dealer clients may subject us to increased regulatory scrutiny. These regulations are designed to protect the interests of the investing public generally rather than our stockholders and may result in limitations on our activities. Governmental and self-regulatory organizations, including the SEC, FINRA, the Commodity Futures Trading Commission and other agencies and securities exchanges such as the NYSE and NYSE American regulate the U.S. financial services industry, and regulate certain of our operations in the U.S. Some of our international operations are subject to similar regulations in their respective jurisdictions, including rules promulgated by the Central Bank of Ireland (the “CBI”), which apply to entities which are authorized and regulated by the CBI. These regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. In addition, all records of registered investment advisors and broker-dealers are subject at any time, and from time to time, to examination by the SEC. Some aspects of the business that are subject to extensive regulation and/or examination by regulatory agencies, include:

•	sales methods, trading procedures and valuation practices;
•	investment decision making processes and compensation practices;
•	use and safekeeping of client funds and securities;
•	the manner in which we deal with clients;
•	the safeguarding of personally identifiable information;
•	capital requirements;
•	financial and reporting practices;
•	required record keeping and record retention procedures;
•	the licensing of employees;
•	the conduct of directors, officers, employees and affiliates;
•	systems and control requirements;
•	conflicts of interest including, but not limited to allocation of investment opportunities and targets for business combinations for SPACs;
•	restrictions on marketing, gifts and entertainment; and
•	client identification and anti-money laundering requirements.

The SEC, FINRA, the CBI and various other domestic and international regulatory agencies also have stringent rules and regulations with respect to the maintenance of specific levels of net capital by broker-dealers. Generally, in the U.S., a broker-dealer’s net capital is defined as its net worth, plus qualified subordinated debt, less deductions for certain types of assets. If these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, our operations that require the intensive use of capital would be limited. Also, our ability to withdraw capital from our regulated subsidiaries is subject to restrictions, which in turn could limit our ability or that of our subsidiaries to pay dividends, repay debt, make distributions and redeem or purchase shares of our Common Stock or other equity interests in our subsidiaries. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our expected levels of business, which could have a material adverse effect on our business. In addition, we may become subject to net capital requirements in other foreign jurisdictions in which we operate. While we expect to maintain levels of capital in excess of regulatory minimums, we cannot predict our future capital needs or our ability to obtain additional financing.

 If we or any of our subsidiaries fail to comply with any of these laws, rules or regulations, we or such subsidiary may be subject to censure, significant fines, cease-and-desist orders, suspension of business, suspensions of personnel or other sanctions, including revocation of registrations with FINRA, withdrawal of authorizations from the CBI or revocation of registrations with other similar international agencies to whose regulation we are subject, which would have a material adverse effect on our business. The adverse publicity arising from the imposition of sanctions against us by regulators, even if the amount of such sanctions is small, could harm our reputation and cause us to lose existing clients or fail to gain new clients.

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

A number of entities conduct asset management, origination, investment, and broker-dealer activities. We compete with public and private funds, SPACs and SPAC sponsors, REITS, commercial and investment banks, savings and loan institutions, mortgage bankers, insurance companies, institutional bankers, governmental bodies, commercial finance companies, traditional asset managers, brokerage firms and other entities.

Many firms offer similar and/or additional products and services to the same types of clients that we target or may target in the future. Many of our competitors are substantially larger and have more relevant experience, have considerably greater financial, technical and marketing resources, and have more personnel than we have. There are few barriers to entry, including a relatively low cost of entering these lines of business, and the successful efforts of new entrants into our expected lines of business, including major banks and other financial institutions, may result in increased competition. Other industry participants may, from time to time, seek to recruit our investment professionals and other employees away from us. The use of SPACs as an investment tool has recently become more widespread and there remains substantial uncertainty regarding the viability of SPAC investing in terms of the supply of desirable transactions relative to the pace at which SPACs are currently being formed. SPACs face significant competition in consummating business combinations. We face potential conflicts in the allocation of targets for business combinations.

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

 During 2019 and 2020, 31,890 and 121,181 shares of Common Stock, respectively, were repurchased and retired by us both in accordance with our Rule 10b5-1 trading plan (the “10b5-1 Plan”) and through privately negotiated repurchase transactions. We could repurchase shares of our Common Stock at price levels considered excessive, thereby spending more cash on such repurchases then deemed reasonable and effectively retiring fewer shares than would be retired if repurchases were effected at lower prices.  Further, our future repurchases of shares of our Common Stock, if any, and the number of shares of Common Stock we may repurchase will depend upon our financial condition, results of operations and other factors deemed relevant by our board of directors. There can be no assurance that we will continue our practice of repurchasing shares of our Common Stock or that we will have the financial resources to repurchase shares of our Common Stock in the future.

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

 As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of our minority economic ownership interest in the Operating LLC. The Company’s ability to pay any dividends to our stockholders will be dependent on any distributions we receive from the Operating LLC and subject to the Operating LLC’s operating agreement (the “Operating LLC Agreement”). The amount and timing of distributions by the Operating LLC will be at the discretion of the Operating LLC’s board of managers, which is comprised of Daniel G. Cohen, our Chairman and the majority owner of the Operating LLC, Lester Brafman, our Chief Executive Officer and Joseph W. Pooler, Jr., our Chief Financial Officer.

 Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the SEC and FINRA, which require certain minimum levels of net capital to remain in JVB. In addition, these restrictions could potentially impose notice requirements or limit the Company’s ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFEL is regulated by the CBI in Ireland and must maintain certain minimum levels of capital.

Daniel G. Cohen, our chairman, has significant ownership interests in the Operating LLC and competing duties to other entities (including Fintech Masala) that could create potential conflicts of interest and may result in decisions that are not in the best interests of other Cohen & Company Inc. stockholders.

 As of December 31, 2020, Daniel G. Cohen, our chairman, individually and through an entity he wholly owns, Cohen Bros. Financial, LLC (“CBF”), owns 20,859,355 units of membership interests, or 50.6% of the membership interests in the Operating LLC.  In addition, the DGC Trust owns 9,880,268 or 23.98% units of the membership interests in the Operating LLC.  The DGC Trust was formed by Daniel G. Cohen.  Although Daniel G. Cohen is neither a trustee nor a named beneficiary of the DGC Trust and does not have any voting or dispositive control of securities held by the trust, he may be deemed to be a beneficial owner of all securities held by the DGC Trust as a result of his ability to acquire any of the DGC Trust’s assets, including any securities held by the DGC Trust (and, in turn, the sole voting and sole dispositive power with respect to such securities), by substituting other property of an equivalent value without the approval or consent of any person, including any trustee or beneficiary of the DGC Trust.

 Cohen & Company, Inc. also holds units of membership interests in the Operating LLC and has the majority voting power of the LLC through a proxy granted to it by Mr. Cohen and the DGC Trust.

 Additionally, Daniel G. Cohen owns 10.02% of our Common Stock.  Further, Mr. Cohen may be deemed to be the beneficial owner of additional shares of our Common Stock representing 6.04%, which is owned by EBC 2013 Family Trust (“EBC”) as the result of Mr. Cohen’s position as trustee of the trust and as a result of the fact that Mr. Cohen has sole voting power with respect to all securities held by EBC.  As noted above, Daniel G. Cohen may control certain actions of the Company. As an owner of interests in the Operating LLC, Daniel G. Cohen may have interests that differ from the stockholders of the Company, including in circumstances in which there may be tax consequence to the members of the Operating LLC. Further, Daniel G. Cohen’s ownership interests in third party entities, including Fintech Masala, may result in his interests differing from the stockholders of the Company.  As a result of his ownership in both the Company, the Operating LLC and third party entities, including Fintech Masala, it is possible that Daniel G. Cohen as a shareholder of the Company could approve or reject actions based on his own interests as a stockholder that may or may not be in the best interests of the other the Company’s stockholders.

We are controlled by Daniel G. Cohen, whose interests in our business may be different than our other stockholders, and, as a “controlled company” within the meaning of the rules of NYSE American, our other stockholders will not have the same protections afforded to stockholders of companies that are subject to certain corporate governance requirements.

Mr. Cohen currently owns approximately 48.34% of the voting power of the Company as a result of his ownership of Common Stock, Series E Preferred Stock and Series F Preferred Stock.

 Further, the DGC Family Fintech Trust (the “DGC Trust”), a trust formed by Mr. Cohen, owns 9,880,268 of our Series F Preferred Stock.  Our Series F Preferred Stock votes together with the holders of our Common Stock on all matters, entitling the holders thereof to one vote for every ten shares of Series F Preferred Stock held.  Accordingly, the shares of Series F Preferred Stock held by the DGC Trust entitle the DGC Trust to 988,027 votes on matters presented to holders of our Common Stock.  Although Daniel G. Cohen is neither a trustee nor a named beneficiary of the DGC Trust and does not have any voting or dispositive control of securities held by the DGC Trust, pursuant to the terms of the DGC Trust, Mr. Cohen has the ability to acquire any of the DGC Trust’s assets, including the 9,880,268 units of the membership interests in the Operating LLC held by the DGC Trust (at any time and without the consent of the trustees or beneficiaries of the DGC Trust) by substituting such assets with other property of equivalent value.  Accordingly, Mr. Cohen, at any time, could become the owner of the 9,880,268 membership interests in the Operating LLC currently held by the DGC Trust and, in turn, an additional 24.3% of the voting power of the Company.

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

Your percentage ownership in the Company may be diluted in the future because of equity awards that have been, or may be, granted to our directors, officers and employees. We have adopted equity compensation plans that provide for the grant of equity-based awards, including restricted stock, stock options and other equity-based awards to our directors, officers and other employees, advisors and consultants. At December 31, 2020, we had 286,566 shares of restricted stock, 50,000 of restricted units, and 0 stock options outstanding to employees and directors of the Company and there were 200,000 shares available for future awards under our equity compensation plans. Vesting of restricted stock and stock option grants is generally contingent upon performance conditions and/or service conditions. Vesting of those shares of restricted units and stock would dilute the ownership interest of existing stockholders. Equity awards will continue to be a source of compensation for employees and directors.

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

There are 41,201,335 units of membership interests in the Operating LLC issued and outstanding, including 20,858,355 units of membership interests in the Operating LLC beneficially owned by Daniel G. Cohen. Subject to certain restrictions, pursuant to the Operating LLC Agreement, a holder of unrestricted units of membership interests in the Operating LLC may cause the Operating LLC to redeem such units at any time for, at the Company’s option, (A) cash or (B) one share of the Company’s Common Stock for every ten units of membership interests in the Operating LLC.  If the outstanding units of membership interests in the Operating LLC are redeemed by the Company for Common Stock, our existing stockholders could be significantly diluted and the price of our Common Stock may decline.  See note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

We may not be able to generate sufficient taxable income to fully realize our deferred tax asset, which would also have to be reduced if U.S. federal income tax rates are lowered.

As of December 31, 2020, we have recorded a deferred tax asset of $7.4 million.  If we are unable to generate sufficient taxable income prior to the expiration of our NOLs, the NOLs would expire unused. Our projections of future taxable income required to fully realize the recorded amount of the net deferred tax asset reflect numerous assumptions about our operating businesses and investments and are subject to change as conditions change specific to our business units, investments or general economic conditions. Changes that are adverse to us could result in the need to increase our deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to total stockholders’ equity. In addition, any decrease in the federal statutory tax rate, or other changes in federal tax statutes, could also cause a reduction in the economic benefit of the NOL currently available to us.

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

Risks Related to General and Global Factors

The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and is expected to continue to impact our business, financial condition and results of operations.

Our business operations are and will continue to be susceptible to impacts of the COVID-19 pandemic. There is substantial uncertainty regarding the continuation of the COVID-19 pandemic and whether future, more widespread outbreaks will occur. The impact that the COVID-19 pandemic continues to have on our business and will have on our business in the future will depend on numerous factors that we cannot reliably predict, including the duration and scope of the COVID-19 pandemic; the effectiveness of vaccinations; the implications as a result of the emerging variants of COVID-19; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact global financial market, as well as our businesses, including our SPAC franchise business, GCF repo operations, TBA trading and mortgage-related operations. This uncertainty may also affect our management’s accounting estimates and assumptions. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID 19 / Impairment of Goodwill” in Part II, Item 7 of this Annual Report on Form 10-K.

If we fail to implement our control our costs effectively, our business could be disrupted, and our financial results could be adversely affected.

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

In response to changes in industry and market conditions, the Company may be required to further strategically realign its resources and consider restructuring, disposing of, or otherwise exiting businesses. We cannot assure you that we will be able to:

•	Expand our capabilities or systems effectively;
•	Successfully develop new products or services;
•	Allocate our human resources optimally;
•	Identify, hire or retain qualified employees or vendors;
•	Incorporate effectively the components of any business that we may acquire in our effort to achieve growth;
•	Sell businesses or assets at their fair market value; or
•	Effectively manage the costs associated with developing, growing, acquiring or exiting a business.

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

If our internal controls over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. Because we are a smaller reporting company, we are not required to obtain, nor have we voluntarily obtained, an auditor attestation regarding the effectiveness of our controls as of December 31, 2020. Therefore, as of December 31, 2020, we have only performed management’s assessment of the effectiveness of our internal controls and management has determined that our internal controls are effective as of December 31, 2020. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

The market price of our Common Stock may be volatile and may be affected by market conditions beyond our control.

The market price of our Common Stock is subject to significant fluctuations in response to, among other factors:

•	variations in our operating results and market conditions specific to our business;
•	changes in financial estimates or recommendations by securities analysts;
•	the emergence of new competitors or new technologies;
•	operating and market price performance of other companies that investors deem comparable;
•	changes in our board or management;
•	sales or purchases of our Common Stock by insiders;
•	commencement of, or involvement in, litigation;
•	changes in governmental regulations;
•	the relatively low trading volumes of our Common Stock; and
•	general economic conditions and slow or negative growth of related markets.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The following table lists our current leases as of December 31, 2020.

City	Description	Square Feet	Expiration Date	Status (1)
New York, NY	3 Columbus Circle	11,166	2/28/2029	Partially Occupied / Partially Subleased
Philadelphia, PA	2929 Arch Street	9,501	4/30/2022	Partially Occupied / Partially Subleased
Boca Raton, FL	1825 NW Corporate Blvd	5,208	6/30/2024	Occupied
Paris, France	3 Rue Du Faubourg	2,368	Monthly	Occupied
Cold Spring Harbor, NY	44 Main Street	1,023	6/4/2021	Occupied
Hunt Valley, MD	201 International Circle	180	Monthly	Occupied
Dublin, Ireland	5 Harcourt Road	200	1/31/2021	Occupied

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

The Company’s U.S. broker-dealer subsidiary, JVB is a party to litigation commenced on August 7, 2019, in the Supreme Court of the State of New York under the caption VA Management, LP v. Odeon Capital Group LLC; Janney Montgomery Scott LLC; C&Co/PrinceRidge LLC; and JVB Financial Group LLC.  The plaintiff, VA Management, LP (f/k/a Visium Asset Management, LP) (“Visium”), alleges that the defendants, as third party broker-dealers, aided and abetted Visium’s portfolio managers’ breaches of their fiduciary duties by assisting in carrying out a fraudulent “mismarking scheme.”  Visium is seeking in excess of $1 billion in damages from the defendants including disgorgement of the compensation paid to Visium’s portfolio managers, restitution of and damages for the investigative and legal fees, administrative wind down costs, and regulatory penalties paid by Visium as a result of the “mismarking scheme,” direct and consequential damages for the destruction of Visium’s business, including lost profits and lost enterprise value, and attorneys’ fees and costs.  JVB and the other defendants filed a motion to dismiss the complaint in lieu of an answer on October 16, 2019.  On April 29, 2020, the Court issued a ruling denying the motions to dismiss filed by each of the defendants.  On May 20, 2020, JVB filed a Notice of Appeal with the Appellate Division of the Supreme Court, First Department. The other defendants also appealed. On July 13, 2020, JVB and the other defendants filed a joint appellate brief. On August 12, 2020, plaintiff filed its opposition brief. On August 21, 2020, JVB and the other defendants filed a joint reply brief. On December 10, 2020, the Appellate Division of the Supreme Court, First Department reversed the Court’s decision and granted the defendants motion to dismiss.  On January 11, 2021, Visium filed with the Court of Appeals of New York State a Motion for Leave to Appeal the decision of the Appellate Division.  On January 22, 2021, the defendants filed a joint Opposition to Motion for Leave to Appeal.

In connection with certain routine exams by FINRA, FINRA claimed that during the period July 2013 through December 2015 (the “Relevant Period”), JVB did not have certain controls in place that were reasonably designed to prevent the entry of (1) orders that exceed appropriate pre-set credit or capital thresholds in the aggregate for each customer and the broker or dealer; and (2) erroneous orders, including duplicative orders.  JVB, without admitting or denying any allegations, consented to a Letter of Acceptance, Waiver and Consent to resolve certain alleged deficiencies in its Exchange Act Rule 15c3-3 procedures and its related risk management controls during the Relevant Period.  The agreement was accepted by FINRA on November 6, 2018. As a result, the Company recorded a net expense of $50,000 during the third quarter of 2018 and paid the fine of $50,000 during the fourth quarter of 2018.

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

Market Information for Our Common Stock and Dividends

The closing price of our Common Stock was $41.00 on March 3, 2020. We had 1,329,007 shares of Common Stock outstanding held by  26 holders of record as of March 3, 2020.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
October 1, 2020 - October 31, 2020	28,203	$18.01	28,203	$36,450
November 1, 2020 - November 30, 2020	41,590	$17.94	41,590	$35,704
December 1, 2020 - December 31, 2020	8,788	$16.28	8,788	$35,561
Total	78,581		78,581

(1)

Dollar amounts in thousands.  On August 3, 2007, our board of directors authorized us to repurchase up to $50 million of our Common Stock from time to time in open market purchases or privately negotiated transactions. The repurchase plan was publicly announced on August 7, 2007.  See note 21 to our consolidated financial statements in this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA.

All amounts in this disclosure are in thousands (except share, unit, per share, and per unit data) except where otherwise noted.  The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2020, 2019, 2018, 2017, and 2016.  You should read this selected financial data together with the more detailed information contained in our consolidated financial statements and related notes and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Revenues
Net trading	$73,611	$38,172	$29,298	$26,909	$39,105
Asset management	8,759	7,560	12,536	7,897	8,594
New issue and advisory	2,234	1,831	2,979	6,340	2,982
Principal transactions and other income	45,506	2,103	4,573	6,396	4,667
Total revenues	130,110	49,666	49,386	47,542	55,348

Operating expenses
Compensation and benefits	59,902	25,972	25,385	22,527	31,132
Other operating	19,663	19,335	20,081	17,364	15,339
Depreciation and amortization	334	318	261	249	291
Impairment of goodwill	7,883	-	-	-	-
Total operating expenses	87,782	45,625	45,727	40,140	46,762
Operating income / (loss)	42,328	4,041	3,659	7,402	8,586

Non-operating income / (expense)
Interest expense, net	(9,589)	(7,584)	(8,487)	(6,178)	(4,735)
Income / (loss) from equity method affiliates	(2,955)	(553)	-	-	-
Income / (loss) before income taxes	29,784	(4,096)	(4,828)	1,224	3,851
Income taxes	(8,669)	(523)	(841)	(1,211)	422
Net income / (loss)	38,453	(3,573)	(3,987)	2,435	3,429
Less: Net (loss) income attributable to the non-controlling interest	24,248	(1,519)	(1,524)	371	1,162
Net income / (loss) attributable to Cohen & Company Inc.	$14,205	$(2,054)	$(2,463)	$2,064	$2,267

Earnings (loss) per common share:
Basic earnings (loss) per common share	$12.56	$(1.81)	$(2.14)	$1.71	$1.86
Weighted average shares outstanding - basic	1,131,085	1,136,574	1,152,073	1,206,906	1,219,189
Diluted earnings (loss) per common share	$7.66	$(1.81)	$(2.14)	$1.60	$1.85
Weighted average shares outstanding - diluted	5,091,087	1,681,173	1,684,482	2,592,254	1,736,002
Cash dividends per share	$-	$0.40	$0.80	$0.80	$0.80

Balance Sheet Data:
Total assets	$6,149,379	$8,001,624	$8,115,629	$2,401,578	$561,271
Debt	47,100	48,861	43,536	44,177	29,523
Redeemable financial instruments	11,957	16,983	17,448	16,732	6,000
Equity:
Total stockholders' equity	43,909	33,319	35,774	39,872	38,782
Non-controlling interest	57,528	15,437	6,664	8,284	7,980
Total equity	$101,437	$48,756	$42,438	$48,156	$46,762

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

Overview

We are a financial services company specializing in fixed income markets and, more recently, the SPAC markets. We were founded in 1999 as an investment firm focused on small-cap banking institutions but have grown to provide an expanding range of capital markets and asset management services. We are organized into three business segments: Capital Markets, Asset Management, and Principal Investing.

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

•

Asset Management: Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of December 31, 2020, we had approximately $2.77 billion in AUM, $2.06 billion of which was in CDOs. A substantial portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

•

Principal Investing: Our Principal Investing business segment is comprised of investments that we hold related to our SPAC franchise and other investments we have made for the purpose of earning an investment return rather than investments made to support our trading, matched book repo, or other Capital Markets business segment activities.  These investments are included in other investments, at fair value and investments in equity method affiliates in our consolidated balance sheets.

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

•	Incentive management fees earned based on the performance of the certain Investment Vehicles.

Principal Investing:

•	Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value; and
•	Income and loss earned on equity method investments.

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

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees. As of December 31, 2020, 74.3% of our existing AUM were CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

The SPAC Market

Beginning in 2018, we began sponsoring a series of SPACs.  Each sponsored SPAC seeks to complete a business combination with a company involved in the insurance market.  In addition, we invest in other SPACs at various stages of their business life cycle.  In 2019 and 2020, these SPAC activities have become a significant portion of our Principal Investing business segment. In August 2018, we invested in and became the general partner of a series of newly formed partnerships (the “SPAC Funds”), which were created for the purpose of investing in the equity interests of SPACs and SPAC sponsor entities including SPACs sponsored by us, our affiliates, and third parties. As a complement to the SPAC Funds, we established and became manager of two newly formed umbrella limited liability companies (the “SPAC Series Funds”) that issue a separate series of interest for each investment portfolio, which typically consists of investments in the sponsor entities of individual SPACs.  Generally, when a SPAC acquires or merges with a privately held target company, the target company winds up owning a majority of the resulting outstanding equity of the SPAC so the transaction is accounted for as a reverse merger.  Private companies utilize reverse mergers with SPACs as a method of going public as an alternative to a traditional IPO.  All of our business activity related to SPACs is highly sensitive to the volume of activity in the SPAC market.  Volumes could be negatively impacted if target companies no longer see SPACs as an attractive alternative thereby reducing the number of suitable potential business combination targets.  Also, investor demand for SPACs would be negatively impacted if the stock of SPACs that successfully complete a business combination underperform the market.  If volumes of SPAC activity decline, our results of operations will likely be significantly negatively impacted.

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

Our response to this margin compression has included: (i) building a diversified fixed income trading platform; (ii) acquiring or building out new product lines and expanding existing product lines, including the most recent hiring of several investment banking professionals within JVB, who are seeking to generate new issue revenue in the Fintech and SPAC spaces, further expanding our enterprise-wide SPAC capabilities; (iii) building a hedging execution and funding operation to service mortgage originators; (iv) becoming a full netting member of the FICC enabling us to expand our matched book repo business, and (v) monitoring our fixed costs. Our cost management initiatives are ongoing. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a decline in profitability.

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

COVID-19 / Impairment of Goodwill

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and worldwide. The spread of COVID-19 has caused significant volatility in domestic and international markets. There is on-going uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies.  While we cannot fully assess the impact COVID-19 will have on all of our operations at this time, there are certain impacts that we have identified:

●

The unprecedented volatility of the financial markets experienced since March 2020, has caused us to operate JVB at a lower level of leverage than prior to the pandemic.  Specifically, JVB has reduced the size of its GCF repo operations and the volume of its TBA trading.  We have determined that at our pre-pandemic levels in these businesses, we were exposed to a higher level of counterparty credit risk  and were experiencing too much volatility in our available liquidity to conservatively meet capital requirements and margin calls in these businesses.  We expect JVB to operate at lower volumes in both these businesses for an indefinite period of time.

●

The financial market volatility, as well as the reduction in volumes in the GCF repo and TBA businesses, that resulted from COVID-19 required us to reassess the goodwill we had recorded related to JVB under the guidance of ASC 350.  We determined that the fair value of JVB was less than the carrying value (including the goodwill).  As a result, we recorded an impairment loss of $7,883 in 2020.  See note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

●

JVB’s mortgage group’s operations are centered on serving the financial needs of mortgage originators and institutions that invest in mortgage backed securities.  Prolonged high unemployment could eventually impact mortgage originations and demand for and supply of mortgage backed securities, which may have a significant unfavorable impact on the revenue earned by JVB’s mortgage group.

In 2021, medical professionals developed COVID-19 vaccines and governments began to distribute them globally, which is expected to reduce virus spread and further aid economic recovery.  Despite broad improvements, we will likely be impacted by the pandemic in other ways which we cannot reliably determine.  We will continue to monitor market conditions and respond accordingly.  In April 2020, the Company applied for and received a $2,166 loan under the Paycheck Protection Program ("PPP") of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.  See "Recent Events and Transactions" below for additional information regarding this loan.

Recent Events and Transactions

The 2020 Senior Notes

On January 31, 2020, the Operating LLC entered into a note purchase agreement with JKD Capital Partners I LTD, a New York corporation (“JKD Investor”), and RN Capital Solutions LLC, a Delaware limited liability company (“RNCS”).  The JKD Investor is owned by Jack DiMaio, the vice chairman of the Company’s board of directors, and his spouse.

Pursuant to the note purchase agreement, JKD Investor and RNCS each purchased a senior promissory note in the principal amount of $2,250 (for an aggregate investment of $4,500).  The senior promissory notes bear interest at a fixed rate of 12% per annum and mature on January 31, 2022.  On February 3, 2020, pursuant to the note purchase agreement, the Operating LLC used the proceeds received from the issuance of the senior promissory notes to the JKD Investor and RNCS to repay in full all amounts outstanding under the senior promissory note, dated September 25, 2019, issued by the Company to Pensco Trust Company, Custodian fbo Edward E. Cohen IRA in the principal amount of $4,386 (the “Cohen IRA Note”).  The Cohen IRA Note was included as a portion of the 2019 Senior Notes (as defined below) outstanding as of December 31, 2019.  The Cohen IRA Note was fully paid and extinguished on February 3, 2020.  Subsequent to this repayment, $2,400 of the 2019 Senior Notes remain outstanding and are held by EBC.  On September 25, 2020, the 2019 Senior Notes were amended to extend the maturity date of the remaining $2,400 to September 25, 2021.  See note 20 to our financial statements included in this Annual Report on Form 10-K for additional information regarding the 2019 Senior Notes and the senior promissory notes issued to the JKD Investor and RNCS.

ViaNova

In 2018, we formed a new subsidiary, ViaNova Capital Group LLC ("ViaNova"), for the purpose of building a RTL business.  RTLs are small balance commercial loans secured by first lien mortgages used by professional investors and real estate developers to finance the purchase and rehabilitation of residential properties.  ViaNova’s business plan included buying, aggregating, and distributing these loans to produce superior risk-adjusted returns through the pursuit of opportunities overlooked by commercial banks.

On March 19, 2020, ViaNova received a notice of default from LegacyTexas Bank regarding the LegacyTexas Credit Facility, stating that ViaNova’s unrestricted cash balance was less than the amount required.  Also, on March 19, 2020, ViaNova received notice from LegacyTexas Bank that it had suspended funding all “alternative” loans for all of their clients, including the RTL loans that are the subject of the LegacyTexas Credit Facility with LegacyTexas Bank.  Since March 19, 2020, ViaNova repaid all outstanding indebtedness under the LegacyTexas Credit Facility.  ViaNova stopped acquiring new RTLs and does not intend to acquire any new RTLs in the future.  On August 22, 2020, the Company sold its investment in ViaNova to the former managing director of ViaNova in exchange for the managing director’s assumption of all of ViaNova’s liabilities and a potential "earn out" of payments from ViaNova to the Company of up to $500.

CARES Act

On March 27, 2020, the United States enacted the CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act includes significant business tax provisions that, among other things, include the removal of certain limitations on utilization of net operating losses, increase the loss carryback period for certain losses to five years, and increase the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. We do not expect the CARES Act to have a significant impact on our tax obligations.

Paycheck Protection Program

In April 2020, we applied for and received a $2,166 loan under the PPP. We have carefully considered the eligibility requirements for PPP loans as well as supplemental guidance regarding the PPP beyond the applicable statute issued from time to time by government agencies and certain government officials. We were eligible to receive a PPP loan because we have fewer than 100 employees. Further, although we are a publicly traded company and are listed on the NYSE American stock exchange, our market capitalization is small relative to many other publicly traded companies, and we believed that we did not have access to the public capital markets at the time we applied for and received a loan under the PPP. In part due to the PPP loan, we do not anticipate any significant workforce reduction or reductions in compensation levels in the near future. On September 23, 2020, we applied for forgiveness of the PPP loan.  As of the date of this report, we have not heard back regarding the forgiveness of the PPP loan.  See note 20 to our financial statements included in this Annual Report on Form 10-K for additional information regarding the loan we received under the PPP.

Insurance SPAC

The Operating LLC is the manager of Insurance Acquisition Sponsor, LLC (“IAS”) and Dioptra Advisors , LLC (“Dioptra” and, together with IAS , the “Insurance SPAC Sponsor Entities”).  The Insurance SPAC Sponsor Entities were sponsors of Insurance Acquisition Corp. ("Insurance SPAC"), a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

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

Upon the closing of the Insurance SPAC Merger, the Insurance SPAC Sponsor Entities held 375,000 shares of SFT’s Class A Common Stock, par value $0.0001 per share (“SFT Class A Common Stock”), and 187,500 warrants (“SFT Warrants”) to purchase an equal number of shares of SFT Class A Common Stock for $11.50 per share (such SFT Class A Common Stock and SFT Warrants, collectively, the “Placement Securities”) as a result of the 375,000 placement units which the Insurance SPAC Sponsor Entities had purchased in a private placement that occurred simultaneously with the Insurance SPAC’s initial public offering on March 22, 2019.  Further, upon the closing of the Insurance SPAC Merger, the Insurance SPAC Sponsor Entities collectively held an additional 4,497,525 shares of SFT Class A Common Stock as a result of its previous purchase of founder shares of the Insurance SPAC.  In general, when founders shares and placement shares are discussed as a group, we refer to them as Sponsor Shares.  Of the 375,000 placement units, 122,665 were allocable to us.  Of the 4,497,525 founders Shares, 2,019,721 were allocable to us.

As of the closing of the Insurance SPAC Merger, we continued to consolidate the Insurance SPAC Sponsor Entities. Prior to the closing, we treated the consolidated Insurance SPAC Sponsor Entities’ investment in the Insurance SPAC as an equity method investment.  Effective upon the closing of the Insurance SPAC Merger:

1.  We determined the fair value of the Sponsor Shares held by the Insurance SPAC Sponsor Entities.

2.  We reclassified the equity method investment to other investments, at fair value and recorded principal transactions and other income for the difference between the fair value of the Sponsor Shares held by the Insurance SPAC Sponsor Entities and the equity method investment balance immediately prior to the merger closing.

3.  We then recorded non-controlling interest expense or compensation expense related to the Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC Sponsor Entities.  If the non-controlling interest holder was an employee, we recorded the expense as equity-based compensation expense.  Otherwise, the expense was recorded as non-controlling interest expense.

Subsequent to the closing of the Insurance SPAC Merger, any change in the fair value of the shares held by the Insurance SPAC Sponsor Entities has been recorded as a component of principal transactions and other income.  We concurrently record a corresponding non-controlling interest entry related to the Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC Sponsor Entities.  No adjustment is made to the equity-based compensation expense recorded as of the closing of the Insurance SPAC Merger.  Rather, all post-merger changes in value related to Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC Sponsor Entities are recorded as non-controlling interest expense.

In December 2020, the Insurance SPAC Sponsor Entities distributed a portion of the Sponsor Shares held to the Operating LLC or other wholly owned subsidiaries of the Operating LLC; and the non-controlling interest holders, in a partial liquidating distribution of the Insurance SPAC Sponsor Entities.  For the Sponsor Shares we hold outside of the Insurance SPAC Sponsor Entities, we record principal transactions and other income for any change in their value.  In this case, there is no corresponding non-controlling interest income or expense.  We expect the Insurance SPAC Sponsor Entities to distribute all of their holdings of Sponsor Shares and fully liquidate the Insurance SPAC Sponsor Entities in the first quarter of 2021.

Concurrently with the closing of the Insurance SPAC Merger, a subsidiary of the Operating LLC, INSU Pipe Sponsor, LLC, purchased 600,000 shares of SFT Class A Common Stock at a purchase price per share of $10.00 pursuant to a subscription agreement that such subsidiary executed at the time of the execution of the Insurance SPAC Merger Agreement. Our interest in INSU Pipe Sponsor LLC entitled us to an allocation of 350,000 shares of SFT Class A Common Stock.  During 2020, we consolidated INSU Pipe Sponsor, LLC and recorded principal transactions and other income for the full 600,000 shares and then non-controlling interest expense or income for the 250,000 shares not owned by us.  In December 2020, the shares of SFT Class A Common Stock were registered for sale and INSU Pipe Sponsor, LLC distributed the shares to the non-controlling interest holders resulting in INSU Pipe Sponsor, LLC being 100% owned by the Operating LLC.  INSU Pipe Sponsor, LLC was dissolved in the first quarter of 2021, and our 350,000 shares transferred to the Operating LLC or other wholly owned subsidiary of the Operating LLC.  The following table details the impact of all the entries associated with the Insurance SPAC during 2020.  This table excludes any tax impact.

	Year Ended December 31, 2020
	Insurance SPAC Sponsor Entities	INSU Pipe Sponsor, LLC	Operating LLC	Total
Principal transactions and other income	$41,035	$(842)	$426	$40,619
Equity-based compensation	(11,700)	-	-	(11,700)
Other operating	(2)	-	-	(2)
Income / (loss) from equity method affiliates	(3,138)	-	-	(3,138)
Net income / (loss)	26,195	(842)	426	25,779
Less: Net (loss) income attributable to the non-controlling interest - Operating LLC	(9,328)	410	-	(8,918)
Net income / (loss) - Operating LLC	16,867	(432)	426	16,861
Less: Net income / (loss) attributable to the convertible non-controlling interest	12,205	(313)	308	12,200
Net income / (loss) attributable to Cohen & Company Inc.	$4,662	$(119)	$118	$4,661

As of December 31, 2020, the Operating LLC's total investment in Shift of $36,395 is included as a component of other investments, at fair value in our consolidated balance sheet.  Offsetting this is $1,337 included as other investments sold, not yet purchased and $16,686 of non-controlling interest in our consolidated balance sheet related to shares of Shift held in consolidated entities that are distributable to the non-controlling interest holders.  Therefore, the Operating LLC's share of the consolidated investment in Shift as of December 31, 2020 was $18,372.  See note 4 to our financial statements included in this Annual Report on Form 10-K.

INSU Acquisition Corp. II ("Insurance SPAC II")

The Operating LLC is the manager of Insurance Acquisition Sponsor II, LLC (“IAS II”) and Dioptra Advisors II, LLC (“Dioptra II” and, together with IAS II, the “Insurance SPAC II Sponsor Entities”). The Insurance SPAC II Sponsor Entities are sponsors of INSU Acquisition Corp. II (“Insurance SPAC II”), a blank check company that sought to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (each a “Insurance SPAC II Business Combination”).

On November 24, 2020, Insurance SPAC II entered into an Agreement and Plan of Merger and Reorganization (the “Insurance SPAC II Merger Agreement”) with INSU II Merger Sub Corp., a Delaware corporation and direct wholly owned subsidiary of Insurance SPAC II (“Insurance SPAC II Merger Sub”), and MetroMile, Inc., a Delaware corporation (at the time, named MetroMile Operating Company) (“MetroMile”). The Insurance SPAC II Merger Agreement provided for, among other things, the acquisition of MetroMile by Insurance SPAC II pursuant to the proposed merger of Insurance SPAC II Merger Sub with and into MetroMile with MetroMile continuing as the surviving entity and a direct wholly owned subsidiary of Insurance SPAC II (the “Insurance SPAC II Merger”).  On February 9, 2021, the Insurance SPAC II Merger was consummated and Insurance SPAC II changed its name to MetroMile.

Upon closing of the Insurance SPAC II Merger, the Insurance SPAC II Sponsor Entities received a total of 6,669,667 founder shares and 452,500 placement units.

Each placement unit consists of one share of Insurance SPAC II Common Stock and one-third of one warrant (the “Insurance SPAC II Warrant”).  Each whole Insurance SPAC II Warrant entitles the holder to purchase one share of Insurance SPAC II common stock for $11.50 per share.  Of the 6,669,667 founders shares, (i) 1,569,333 founder shares were freely transferable and saleable at the closing as of the Insurance SPAC II Merger, (ii) 2,550,167 founder shares will become freely transferable and saleable at such time as MetroMile's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days; (iii) 2,550,167 founder shares will become freely transferable and saleable at such time as MetroMile's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days.

We currently consolidate the Insurance SPAC II Sponsor Entities and prior to the Insurance SPAC II Merger treated their investment in the Insurance SPAC II as an equity method investment.  Effective upon the closing of the Insurance SPAC II Merger on February 9, 2021, we reclassified the equity method investment in the Insurance SPAC II to other investments, at fair value and adopted fair value accounting for the investment in MetroMile, resulting in an amount of principal transaction revenue derived from the (i) the Sponsor Shares retained by the Insurance SPAC II Sponsor Entities described in the previous paragraph; (ii) the trading share price of MetroMile's common stock and the MetroMile Warrants; and (iii) fair value discounts related to the share sale restrictions on the Sponsor Shares.  Upon recognition of the principal transaction revenue described above, we recorded non-controlling interest expense or compensation expense related to the amount of Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC II Sponsor Entities.  If the non-controlling interest holder is an employee of the Company, the expense is recorded as compensation.  Otherwise, the expense is non-controlling interest expense.

Of the Sponsor Shares retained by the Insurance SPAC II Sponsor Entities, the amount to be allocable to the Operating LLC included (i) 765,833 founder shares that are freely transferable and saleable at the closing of the Insurance SPAC II Merger, (ii) 1,244,479 founder shares that will become freely transferable and saleable at such time as MetroMile's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days; and (iii) 1,244,479 founder shares that will become freely transferable and saleable in full at such time as MetroMile's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days.

 As of December 31, 2020, we had a total equity method investment in Insurance SPAC II of $4,064 which was included as a component of investment in equity method affiliates in our consolidated balance sheet.  Offsetting this amount was non-controlling interest of $4,295 which was included as a component of non-controlling interest in our consolidated balance sheet.  Therefore, the net carrying value of our investment in Insurance SPAC II was $(231) as of December 31, 2020.  See note 4 to our financial statements included in this Annual Report on Form 10-K.

INSU Acquisition Corp III ("Insurance SPAC III")

The Operating LLC is the manager of Insurance Acquisition Sponsor III, LLC (“IAS III”) and Dioptra Advisors III, LLC (together with IAS III, the “Insurance SPAC III Sponsor Entities”). On December 22, 2020, INSU Acquisition Corp. III completed the sale of 25,000,000 units (the “Insurance SPAC III Units”) in its initial public offering which includes 3,200,000 units issued pursuant to the underwriters’ over-allotment option.

Each Insurance SPAC III Unit consists of one share of Class A common stock, par value $0.0001 per share (“Insurance SPAC III Common Stock”), and one-third of one warrant (each, an “Insurance SPAC III Warrant”), where each whole Insurance SPAC III Warrant entitles the holder to purchase one share of Insurance SPAC III Common Stock for $11.50 per share. The Insurance SPAC III Units were sold in the IPO at an offering price of $10.00 per Unit, for gross proceeds of $250,000 (before underwriting discounts and commissions and offering expenses). Pursuant to the underwriting agreement in the IPO, Insurance SPAC III granted the underwriters in the IPO (the “Insurance SPAC III Underwriters”) a 45-day option to purchase up to 3,270,000 additional Insurance SPAC III units solely to cover over-allotments, if any; and on December 21, 2020, the Insurance SPAC III Underwriters notified the Company that they were partially exercising the over-allotment option for 3,200,000 Units and waiving the remainder of the over-allotment option. Immediately following the completion of the IPO, there were an aggregate of 34,100,000 shares of Insurance SPAC III Common Stock issued and outstanding.  If the Insurance SPAC III fails to consummate a business combination within the first 24 months following the IPO, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets.

The Insurance SPAC III Sponsor Entities purchased an aggregate of 575,000 of placement units in a private placement that occurred simultaneously with the IPO for an aggregate of $5,750, or $10.00 per placement unit. Each placement unit consists of one share of Insurance SPAC III Common Stock and one-third of one warrant (the “Insurance SPAC III Placement Warrant”). The Insurance SPAC III placement units are identical to the Insurance SPAC III Units sold in the IPO except (i) the shares of Insurance SPAC III Common Stock issued as part of the placement units and the Insurance SPAC III Warrants will not be redeemable by Insurance SPAC III, (ii) the Insurance SPAC III Warrants may be exercised by the holders on a cashless basis, and (iii) the shares of Insurance SPAC III Common Stock issued as part of the placement units, together with the Insurance SPAC III Warrants, are entitled to certain registration rights. Subject to certain limited exceptions, the placement units (including the underlying Insurance SPAC III Warrants and Insurance SPAC III Common Stock and the shares of Insurance SPAC III Common Stock issuable upon exercise of the Insurance SPAC III Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Insurance SPAC III’s initial business combination.

A total of $250,000 of the net proceeds from the private placement and the IPO (including approximately $10,600 of the deferred underwriting commission from the IPO) were placed in a trust account. Except for the withdrawal of interest to pay taxes (or dissolution expenses if a business combination is not consummated), none of the funds held in the trust account will be released until the earlier of (i) the completion of Insurance SPAC III’s initial business combination, (ii) in connection with a stockholder vote to amend the Insurance SPAC III’s amended and restated certificate of incorporation (A) to modify the substance or timing of Insurance SPAC III’s obligation to redeem 100% of its public shares if it does not complete an initial business combination within 24 months from the completion of the IPO or (B) with respect to any other provision relating to stockholders’ rights or preinitial business combination activity, or (iii) the redemption of all of Insurance SPAC III’s public shares issued in the IPO if the Insurance SPAC III is unable to consummate an initial business combination within 24 months from the completion of the IPO. If Insurance SPAC III does not complete a business combination within the first 24 months following the IPO, the placement units will expire worthless.

The Insurance SPAC III Sponsor Entities collectively hold 8,525,000 founder shares.  Subject to certain limited exceptions, the founder shares will not be transferable or salable except (a) with respect to 25% of such shares, until consummation of a business combination, and (b) with respect to additional 25% tranches of such shares, when the closing price of Insurance SPAC III Common Stock exceeds $12.00, $13.50, and $17.00, respectively, for 20 out of any 30 consecutive trading days following the consummation of a business combination. Certain non-controlling interests in the Insurance SPAC III Sponsor Entities, including executive and key employees of the Operating LLC, purchased membership interests in the Insurance SPAC III Sponsor Entities and, in addition to having an interest in Insurance SPAC III’s placement units discussed above, have an interest in Insurance SPAC III’s founder shares through such membership interests in the Insurance SPAC III Sponsor Entities. The number of the Insurance SPAC III’s founders shares in which such non-controlling interests in the Insurance SPAC III Sponsor Entities, including such executives and key employees of the Operating LLC, have an interest in through the Insurance SPAC III Sponsor Entities will not be finally and definitively determined until consummation of a business combination. The number of the Insurance SPAC III’s founder shares currently allocated to the Operating LLC is 4,467,500, but such number of founder shares will also not be finally and definitively determined until the consummation of a business combination.

As of December 31, 2020, we had a total equity method investment in Insurance SPAC III of $5,741, which was included as a component of investment in equity method affiliates in our consolidated balance sheet.  Partially offsetting this amount was non-controlling interest of $5,416, which was included as a component of non-controlling interest in our consolidated balance sheet.  Therefore, the net carrying value of our investment in Insurance SPAC III was $325 as of December 31, 2020.  See note 4 to our financial statements included in this Annual Report on Form 10-K.

DGC Trust/CBF Redeemable Financial Instrument

On September 29, 2017, the Operating LLC entered into investment agreements with CBF (the “CBF Investment Agreement”) and the DGC Family Fintech Trust (the “DGC Trust”), a trust established by Daniel G. Cohen (the “DGC Trust Investment Agreement”), pursuant to which CBF and the DGC Trust agreed to invest $8,000 and $2,000, respectively, into the Operating LLC.

As of September 25, 2020, the Company had outstanding investment balances of $6,500 and $2,000 related to the CBF Investment Agreement and the DGC Trust Investment Agreement, respectively.

On September 25, 2020, the Operating LLC and CBF entered into Amendment No. 3 to the CBF Investment Agreement, which amended the CBF Investment Agreement (i) to extend the date thereunder pursuant to which the Company or CBF could cause a redemption of the Investment Balance from September 27, 2020 to January 1, 2021, and (ii) to state that no such redemption by the Company could be in violation of any loan agreement to which the Company was then a party.

On September 30, 2020, the Company redeemed the DGC Trust Investment Agreement in full by making payment of $2,000 to the DGC Trust.

On October 9, 2020 and effective October 15, 2020, the Operating LLC entered into Amendment No. 4 to the CBF Investment Agreement, which further amended the CBF Investment Agreement to, among other things, (A) decrease the “Investment Amount” under the CBF Investment Agreement from $6,500 to $4,000 in exchange for a one-time payment of $2,500 from the Operating LLC to CBF; and (B) provide that the term “Investment Return” (as defined in the CBF Investment Agreement) will mean an annual return equal to, (i) for any twelve-month period following September 29, 2020 (each, an “Annual Period”) in which the revenue of the business of JVB (“Revenue of the Business”), is greater than zero, the greater of 20% of the Investment Amount or 9.4% of the Revenue of the Business, or (ii) for any Annual Period in which the Revenue of the Business is zero or less than zero, 3.75% of the Investment Amount. Prior to the amendment No. 4 to the CBF Investment Agreement, the term “Investment Return” under the CBF Investment Agreement was defined as (A) with respect to any Annual Period in which the Revenue of the Business was greater than zero, the greater of 20% of the Investment Amount or 15.2% of the Revenue of the Business, or (ii) for any Annual Period in which the Revenue of the Business was zero or less than zero, 3.75% of the Investment Amount.  The Company made the $2,500 payment to CBF on October 15, 2020.  Furthermore, subsequent to December 31, 2020, we have given notice to CBF that we intend to redeem the remaining $4,000 investment on or around March 31, 2021.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2020 and 2019.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Year Ended December 31,		Favorable / (Unfavorable)
	2020	2019	$ Change	% Change
Revenues
Net trading	$73,611	$38,172	$35,439	93%
Asset management	8,759	7,560	1,199	16%
New issue and advisory	2,234	1,831	403	22%
Principal transactions and other income	45,506	2,103	43,403	2064%
Total revenues	130,110	49,666	80,444	162%

Operating expenses
Compensation and benefits	59,902	25,972	(33,930)	(131)%
Business development, occupancy, equipment	2,708	3,402	694	20%
Subscriptions, clearing, and execution	9,887	9,682	(205)	(2)%
Professional fee and other operating	7,068	6,251	(817)	(13)%
Depreciation and amortization	334	318	(16)	(5)%
Impairment of goodwill	7,883	-	(7,883)	NM
Total operating expenses	87,782	45,625	(42,157)	(92)%

Operating income / (loss)	42,328	4,041	38,287	947%

Non-operating income / (expense)

Interest expense, net	(9,589)	(7,584)	(2,005)	(26)%
Income / (loss) from equity method affiliates	(2,955)	(553)	(2,402)	(434)%
Income / (loss) before income taxes	29,784	(4,096)	33,880	827%
Income tax expense / (benefit)	(8,669)	(523)	8,146	1558%
Net income / (loss)	38,453	(3,573)	42,026	1176%
Less: Net income (loss) attributable to the non-controlling interest	24,248	(1,519)	(25,767)	(1696)%
Net income / (loss) attributable to Cohen & Company Inc.	$14,205	$(2,054)	$16,259	792%

Revenues

Revenues increased by $80,444, or 162%, to $130,110 for the year ended December 31, 2020, as compared to $49,666 for the year ended December 31, 2019. As discussed in more detail below, the change was comprised of (i) an increase of $35,439 in net trading revenue; (ii) an increase of $1,199 in asset management revenue; (iii) an increase of $403 in new issue and advisory revenue; and (iv) an increase of $43,403 in principal transactions and other income.

Net Trading

Net trading revenue increased by $35,439, or 93%, to $73,611 for the year ended December 31, 2020, as compared to $38,172 for the year ended December 31, 2019.  The following table shows the detail by trading group.

NET TRADING
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	Change
Mortgage	$9,641	$6,780	$2,861
Matched book repo	33,980	12,011	21,969
High yield corporate	8,342	5,989	2,353
Investment grade corporate	9,978	565	9,413
Wholesale and other	11,670	12,827	(1,157)
Total	$73,611	$38,172	$35,439

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	As of December 31,
	2020	2019	2018
Company sponsored CDOs	$2,057,178	$2,197,208	$2,386,614
Other Investment Vehicles (1)	712,028	559,382	465,665
Assets under management (2)	$2,769,206	$2,756,590	$2,852,279

(1)	Other Investment Vehicles include any Investment Vehicle that is not a Company sponsored CDO.
(2)

In some cases, accounts we manage employ leverage.  In some cases, our fees are based on gross assets while in other cases our fees are based on net assets.  AUM included herein is calculated using either the gross or net assets of each Investment Vehicle based on whichever serves as the basis for calculation of our management fees.

Asset management fees increased by $1,199, or 16%, to $8,759 for the year ended December 31, 2020, as compared to $7,560 for the year ended December 31, 2019, as discussed in more detail below.

ASSET MANAGEMENT
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	Change
CDOs	$3,407	$4,028	$(621)
Other	5,352	3,532	1,820
Total	$8,759	$7,560	$1,199

CDOs

A substantial portion of our asset management fees are earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue from CDOs has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.

Asset management revenue from Company-sponsored CDOs decreased by $621 to $3,407 for the year ended December 31, 2020, as compared to $4,028 for the year ended December 31, 2019. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	Change
TruPS and insurance company debt - U.S.	$2,922	$3,113	$(191)
TruPS and insurance company debt - Europe	381	369	12
Broadly syndicated loans - Europe	104	546	(442)
Total	$3,407	$4,028	$(621)

The reduction in asset management fees for TruPS and insurance company debt – U.S. was a result of average AUM declining due to principal repayments on the assets in these securitizations.  Asset management fees for TruPS and insurance company debt – Europe remained flat.  Asset management fees for broadly syndicated loans – Europe consisted of a single CLO.  During August 2019, this CLO liquidated.  The revenues earned during 2020 represented final fees earned by us upon successful liquidation.  No future revenue will be earned related to this management contract.

Other

Other asset management revenue increased by $1,820 to $5,352 for the year ended December 31, 2020, as compared to $3,532 for the year ended December 31, 2019.  The increase was due to an increase in AUM and an increase in incentive management fees earned.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $403, or 22%, to $2,234 for the year ended December 31, 2020, as compared to $1,831 for the year ended December 31, 2019.

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

Principal Transactions and Other Income

Principal transactions and other income increased by $43,403 to $45,506 for the year ended December 31, 2020, as compared to $2,103 for the year ended December 31, 2019.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	Change
SFT	$40,619	$-	$40,619
EuroDekania	-	279	(279)
Currency hedges	-	51	(51)
CLO investments	(535)	258	(793)
Other SPAC equity	1,503	116	1,387
IMXI	2,703	172	2,531
U.S. Insurance JV	222	150	72
SPAC Funds	183	29	154
Other principal investments	7	465	(458)
Total principal transactions	44,702	1,520	43,182

IIFC revenue share	491	531	(40)
All other income / (loss)	313	52	261
Other income	804	583	221

Total principal transactions and other income	$45,506	$2,103	$43,403

Principal Transactions

Shift is a publicly traded company.  The shares of Shift we hold are comprised of both unrestricted and restricted shares and are carried at fair value.  See note 4 for discussion of sale restrictions on these shares.  See note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for information about how we determine the value of these instruments.  The income recognized is mostly comprised of income of the Insurance SPAC Sponsor Entities and another consolidated subsidiary; both of which are not wholly owned.  See compensation and non-controlling interest discussion below.

EuroDekania was a company that invested in hybrid capital securities of European companies and we carried our investment at the reported NAV.  Income recognized in 2019 was the result of changes in the underlying NAV of the fund as well as distributions received.  EuroDekania sold its remaining investments and liquidated in 2019.

Our currency hedge consisted of a Euro forward agreement designed to hedge the currency risk primarily associated with our investment in EuroDekania.  We terminated this hedge during 2019 and do not expect to enter into this hedge going forward.

The CLO investments represent investments in the most junior tranche of certain CLOs.  These investments were carried at fair value.  See note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for information about how we determine the value of these instruments.  These investments were fully liquidated in 2020.

Other SPAC equity represents equity investments in publicly traded SPACs.  See note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for information about how we determined the value of these instruments.

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

The U.S. Insurance JV is a company that invests in USD denominated debt issued by small insurance and reinsurance companies and we carry our investment at its NAV.  Income recognized in each period is the result of changes in the underlying NAV of the fund as well as distributions received. See notes 4 and 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

The SPAC Funds primarily invest in the equity of SPACs and we carry our investment at its reported NAV.  Income recognized in each period is the result of changes in the underlying NAV of the SPAC Funds as well as distributions received. See notes 4 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

Other Income

Other income increased by $221 to $804 for the year ended December 31, 2020, as compared to $583 for the year ended December 31, 2019.

The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $3,178.  In addition, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $42,157, or 92%, to $87,782 for the year ended December 31, 2020, as compared to $45,625 for the year ended December 31, 2019. As discussed in more detail below, the change was comprised of (i) an increase of $33,930 in compensation and benefits; (ii) a decrease of $694 in business development, occupancy, and equipment; (iii) an increase of $205 in subscriptions, clearing, and execution; (iv) an increase of $817 in professional fee and other operating; (v) an increase of $16 in depreciation and amortization; and (vi) an impairment of goodwill of $7,883.

Compensation and Benefits

Compensation and benefits increased by $33,930, or 131%, to $59,902 for the year ended December 31, 2020, as compared to $25,972 for the year ended December 31, 2019.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	Change
Cash compensation and benefits	$47,349	$25,228	$22,121
Equity-based compensation	12,553	744	11,809
Total	$59,902	$25,972	$33,930

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $22,121 to $47,349 for the year ended December 31, 2020, as compared to $25,228 for the year ended December 31, 2019.  Our headcount decreased to 87 as of December 31, 2020 from 94 as of December 31, 2019.  Cash compensation increased primarily due to an increase in incentive compensation related to the increase in net trading revenue and overall firm income.

Equity-based compensation increased by $11,809 to $12,553 for the year ended December 31, 2020, as compared to $744 for the year ended December 31, 2019.  Of the $12,553 of equity compensation recognized in 2020, $11,700 was due to equity-based compensation related to the issuance of membership units of the Insurance SPAC Sponsor Entities to employees of the Company.  This expense was recognized upon the completion of the merger between the Insurance SPAC and Shift in October 2020.  No further equity-based compensation expense will be recognized related to membership units of the Insurance SPAC Sponsor Entities in the future.  Following the business combination forward, the membership units of the Insurance SPAC Sponsor Entities held by employees will be treated as part of the non-controlling interest.

The Insurance SPAC II Sponsor Entities and Insurance SPAC III Sponsor Entities have also issued membership units to employees of the Company.  If the Insurance SPAC II or Insurance SPAC III successfully complete a business combination, the Company will also recognize significant equity compensation expense related to these issuances.  The amount of future equity-based compensation expense that will be recognized if these business combinations are completed will be dependent upon the total number of founders shares ultimately allocable to employees and the value of the shares upon the completion of the business combination.  See notes 4 and 22 to our consolidated financial statements included in this Annual Report on Form 10-K.

The remaining $853 of equity-based compensation recognized during 2020 relates to restricted grants of the Company's Common Stock and Operating LLC units.  This amount increased by $109 as compared to $744 for the prior year.  This increase was due to a higher grant date fair value of issuances during 2020 as compared to 2019.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $694, or 20%, to $2,708 for the year ended December 31, 2020, as compared to $3,402 for the year ended December 31, 2019. Of the decrease, $630 was due to reduced business development costs due to reduced travel and entertainment as a result of the COVID-19 pandemic.  The remainder of the decrease was due to reduced occupancy and equipment costs of $64.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $205, or 2%, to $9,887 for the year ended December 31, 2020, as compared to $9,682 for the year ended December 31, 2019.  Subscriptions expenses declined by $7 and clearing and execution increased by $212.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $817, or 13%, to $7,068 for the year ended December 31, 2020, as compared to $6,251 for the year ended December 31, 2019. Professional fees increased $680 and other operating expenses increased by $137.

Depreciation and Amortization

Depreciation and amortization increased by $16, or 5%, to $334 for the year ended December 31, 2020, as compared to $318 for the year ended December 31, 2019.

Impairment of Goodwill

We determined the financial market volatility, as well as the reduction in volumes in the GCF repo and TBA businesses that resulted from COVID-19 was a triggering event that required us to reassess the goodwill we had recorded related to JVB under the guidance of ASC 350.  We determined that the fair value of JVB was less than its carrying value (including the goodwill).  As a result, we recorded an impairment of $7,883 in 2020.  See note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $2,005 to $9,589 for the year ended December 31, 2020, as compared to $7,584 for the year ended December 31, 2019.

INTEREST EXPENSE
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	Change
Junior subordinated notes	$2,882	$3,457	$(575)
2020 Senior Notes	496	-	496
2013 Convertible Notes / 2019 Senior Notes	336	615	(279)
2017 Convertible Note	1,505	1,472	33
Line of Credit (Byline / FT)	1,102	365	737
Redeemable Financial Instrument - DGC Trust / CBF	1,490	1,166	324
Redeemable Financial Instrument - JKD Capital Partners I LTD	1,883	699	1,184
Redeemable Financial Instrument - ViaNova Capital Group, LLC	(105)	(190)	85
	$9,589	$7,584	$2,005

See notes 19 and 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $2,402 to ($2,955) for the year ended December 31, 2020  from ($553) for the year ended December 31, 2019.  See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	Change
Insurance SPACs	$(3,656)	$(553)	$(3,103)
SPAC Sponsor Entities	(18)	-	(18)
AOI	360	-	360
CK Capital	278	-	278
SPAC Series Funds	81	-	81
	$(2,955)	$(553)	$(2,402)

Income Tax Expense / (Benefit)

The income tax expense / (benefit) was ($8,669) for the year ended December 31, 2020, as compared to ($523) for the year ended December 31, 2019.

The tax benefit recognized in 2020 was comprised of a deferred tax benefit of $8,877, partially offset by current tax expense of $208.  The current tax expense incurred in 2020 was the result of foreign, state, and local income tax.  The deferred tax benefit was a U.S. tax benefit, which was the result of the reduction in the valuation allowance applied against the Company's net operating loss carryforward ("NOL") and net capital loss carryforward ("NCL") tax assets.  Prior to 2020, we had concluded that due to our recent history of tax losses, we should only recognize our NOL asset to the extent the reversal of our deferred tax liability amounts could be scheduled against it.  For our NCL asset, we applied a full valuation allowance.  In 2020, we generated significant taxable income (both ordinary and capital) and we expect to generate income going forward.  Accordingly, as of December 31, 2020, we adjusted the calculation of the valuation allowances applied against our NOL and NCL asset.  We now apply both the expected reversal of our deferred tax liability as well as an expected level of income based on 2020 actual results projected forward.  The recent improvement of our operations was the result of income earned from the sponsorship of and investment in SPACs (mostly capital income) as well as improving operations of our other business lines (mostly operating income).  We will continue to reevaluate our operations on a quarterly basis and may make further adjustments to our valuation allowances going forward as necessary.  These adjustments could be material and could result in additional tax benefit or tax expense.  These adjustments will only impact our deferred tax assets, liabilities, and expense or benefit.  Our current tax expense or benefit will not be impacted by these adjustments.

The tax benefit recognized in 2019 was comprised of a deferred tax benefit of $678, partially offset by current tax expense of $155.  The current tax expense incurred in 2019 was primarily the result of foreign income tax.  The deferred tax benefit was a U.S. tax benefit, which was the result of the net loss incurred by us in 2019.  This net loss provided additional NOLs which were recognized as a benefit to the extent such NOLs can be scheduled against our deferred tax liability reversal.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the years ended December 31, 2020 and 2019 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated but not wholly owned by the Operating LLC.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2020

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$4,951	$24,833	$29,784	$-	$29,784
Income tax expense / (benefit)	187	-	187	(8,856)	(8,669)
Net income / (loss) after tax	4,764	24,833	29,597	8,856	38,453
Other consolidated subsidiary non-controlling interest	-	10,048	10,048
Net income / (loss) attributable to the Operating LLC	4,764	14,785	19,549
Average effective Operating LLC non-controlling interest % (1)			72.64%
Operating LLC non-controlling interest			$14,200

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2019

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$(3,543)	$(553)	$(4,096)	$-	$(4,096)
Income tax expense / (benefit)	157	-	157	(680)	(523)
Net income / (loss) after tax	(3,700)	(553)	(4,253)	680	(3,573)
Other consolidated subsidiary non-controlling interest	-	(288)	(288)
Net income / (loss) attributable to the Operating LLC	(3,700)	(265)	(3,965)
Average effective Operating LLC non-controlling interest % (1)			31.05%
Operating LLC non-controlling interest			$(1,231)

(1)

Non-controlling interest is recorded on a quarterly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.  The non-controlling interest percentage changed significantly in December 2019.  See discussion of in kind contribution in note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2019 and 2018.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Year Ended December 31,		Favorable / (Unfavorable)
	2019	2018	$ Change	% Change
Revenues
Net trading	$38,172	$29,298	$8,874	30%
Asset management	7,560	12,536	(4,976)	(40)%
New issue and advisory	1,831	2,979	(1,148)	(39)%
Principal transactions and other income	2,103	4,573	(2,470)	(54)%
Total revenues	49,666	49,386	280	1%

Operating expenses
Compensation and benefits	25,972	25,385	(587)	(2)%
Business development, occupancy, equipment	3,402	2,995	(407)	(14)%
Subscriptions, clearing, and execution	9,682	8,627	(1,055)	(12)%
Professional fee and other operating	6,251	8,459	2,208	26%
Depreciation and amortization	318	261	(57)	(22)%
Total operating expenses	45,625	45,727	102	0%

Operating income / (loss)	4,041	3,659	382	10%

Non-operating income / (expense)

Interest expense, net	(7,584)	(8,487)	903	11%
Income / (loss) from equity method affiliates	(553)	-	(553)	NM
Income / (loss) before income taxes	(4,096)	(4,828)	732	15%
Income tax expense / (benefit)	(523)	(841)	(318)	(38)%
Net income / (loss)	(3,573)	(3,987)	414	10%
Less: Net income (loss) attributable to the non-controlling interest	(1,519)	(1,524)	(5)	(0)%
Net income / (loss) attributable to Cohen & Company Inc.	$(2,054)	$(2,463)	$409	17%

Revenues

Revenues increased by $280, or 1% to $49,666 for the year ended December 31, 2019, as compared to $49,386 for the year ended December 31, 2018. As discussed in more detail below, the change was comprised of (i) an increase of $8,874 in net trading revenue; (ii) a decrease of $4,976 in asset management revenue; (iii) a decrease of $1,148 in new issue and advisory revenue; and (iv) a decrease of $2,470 in principal transactions and other income.

Net Trading

Net trading revenue increased by $8,874, or 30%, to $38,172 for the year ended December 31, 2019, as compared to $29,298 for the year ended December 31, 2018.  The following table shows the detail by trading group.

NET TRADING
(Dollars in Thousands)

	For the Year Ended December 31,
	2019	2018	Change
Mortgage	$6,780	$5,129	1,651
Matched book repo	12,011	4,624	7,387
High yield corporate	5,989	9,930	(3,941)
Investment grade corporate	565	1,918	(1,353)
Wholesale and other	12,827	7,697	5,130
Total	$38,172	$29,298	$8,874

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

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	For the Year Ended December 31,
	2019	2018	Change
EuroDekania	$279	$709	$(430)
Currency hedges	51	87	(36)
CLO investments	258	1,456	(1,198)
SPAC equity positions	116	230	(114)
IMXI	172	1,321	(1,149)
U.S. Insurance JV	150	25	125
SPAC Funds	29	(8)	37
Other principal investments	465	5	460
Total principal transactions	1,520	3,825	(2,305)

Star Asia revenue share	-	169	(169)
IIFC revenue share	531	504	27
All other income / (loss)	52	75	(23)
Other income	583	748	(165)

Total principal transactions and other income	$2,103	$4,573	(2,470)

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

SPAC equity positions represents unrestricted equity investments in publicly traded SPACs.  See note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for information about how we determine the value of these instruments

IMXI represents unrestricted and restricted equity positions of International Money Express, Inc. (NASDAQ: IMXI), a publicly traded company that resulted from the merger of Intermex Holdings, LLC and FinTech Acquisition Corp. II.  See note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for information about how we determine the value of these instruments.  Also see notes 8, 9, and 31 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

The revenue share arrangements noted in the table above entitle us to either a percentage of revenue earned by certain entities or a percentage of revenue earned above certain thresholds.  See discussion of revenue share arrangements in “Item 1 — Business” beginning on page 5.  These arrangements expire, or have expired, as follows:

•	The Star Asia revenue share arrangement terminated during 2018. We earned a large incentive payment from Star Asia in the year ended December 31, 2018.
•	The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments. Through December 31, 2019, we have earned $2,716 in the aggregate. Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

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

	For the Year Ended December 31,
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

Income Tax Expense / (Benefit)

Income tax expense / (benefit) was ($523) for the year ended December 31, 2019, as compared to income tax expense / (benefit) of ($841) for the year ended December 31, 2018.

The tax benefit recognized in 2019 was comprised of a deferred tax benefit of $678 partially offset by current tax expense of $155.  The current tax expense incurred in 2019 was primarily the result of foreign income tax.  The deferred tax benefit was a U.S. tax benefit, which was the result of the net loss incurred by us in 2019.  This net loss provides additional NOLs which can be recognized as a benefit to the extent such NOLs can scheduled against our deferred tax liability reversal.

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

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2019

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$(3,543)	$(553)	$(4,096)	$-	$(4,096)
Income tax expense / (benefit)	157	-	157	(680)	(523)
Net income / (loss) after tax	(3,700)	(553)	(4,253)	680	(3,573)
Other consolidated subsidiary non-controlling interest	-	(288)	(288)
Net income / (loss) attributable to the Operating LLC	(3,700)	(265)	(3,965)
Average effective Operating LLC non-controlling interest % (1)			31.05%
Operating LLC non-controlling interest			$(1,231)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2018

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$(4,828)	$-	$(4,828)	$-	$(4,828)
Income tax expense / (benefit)	25	-	25	(866)	(841)
Net income / (loss) after tax	(4,853)	-	(4,853)	866	(3,987)
Other consolidated subsidiary non-controlling interest	-	-	-
Net income / (loss) attributable to the Operating LLC	(4,853)	-	(4,853)
Average effective Operating LLC non-controlling interest % (1)			31.40%
Operating LLC non-controlling interest			$(1,524)

(1)

Non-controlling interest is recorded on a quarterly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay debt borrowings, make interest payments on outstanding borrowings, fund investments, and support other general business purposes. In addition, our U.S. and European broker-dealer subsidiaries are subject to certain regulatory requirements to maintain minimum levels of net capital. Historically, our primary sources of funds have been our operating activities and general corporate borrowings. In addition, our trading operations have generally been financed by the use of collateralized securities financing arrangements as well as margin loans. In recent years, we have engaged in a number of capital raising transactions with Daniel G. Cohen, chairman of the board and president and chief executive of European operations, and/or persons or entities controlled by or close to Mr. Cohen because the terms of such transactions have been more favorable than terms available from unrelated third parties.

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

On December 21, 2020, August 31, 2020 and March 19, 2018, the Company entered into letter agreements (the “December 2020 Letter Agreement”, the "August 2020 Letter Agreement” and the “2018 Letter Agreement,” respectively and, together, the "10b5-1 Plan").  The December 2020 Letter Agreement and the August 2020 Letter Agreement were entered into with Piper Sandler & Co. and the 2018 Letter Agreement was entered into with Sandler O'Neill & Partners, L.P. (which, following a merger with Piper Jaffray, became Piper Sandler & Co. (the “Agent”)). The agreements authorized the Agent to use reasonable efforts to purchase, on the Company’s behalf, up to an aggregate purchase price of $2,000 of Common Stock on any day that the NYSE was open for business. The December 2020 Letter Agreement became effective December 23, 2020 and is in effect until December 31,2021.  The August 2020 Letter Agreement was in effect from August 31, 2020 until August 31, 2021 or until an aggregate purchase price of $2,000 shares had been purchased, which occurred on November 10, 2020. The 2018 Letter Agreement was in effect from March 19, 2018 until March 19, 2019. .  Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan was designed to comply with Rule 10b5-1 under the Exchange Act.

During the year ended December 31, 2020, we repurchased 121,181 shares in the open market under the 10b5-1 Plan for a total purchase price of $2,143.  During the year ended December 31, 2019, we repurchased 7,890 shares in the open market under the 10b5-1 Plan for a total purchase price of $65.  During the year ended December 31, 2018, we repurchased 57,526 shares in the open market under the 10b5-1 Plan for a total purchase price of $594.

In addition to purchases made under the 10b5-1 plan, we made the following repurchases in privately negotiated transactions  during the years ended December 31, 2020, 2019, and 2018:

•	During the third quarter of 2020, we purchased 42,600 shares for $746.
•	During the fourth quarter of 2019, we purchased 23,000 shares of Common Stock for $230 or $10.00 per share from a former member of the board of directors.
•	During the fourth quarter of 2019, we purchased 1,000 shares of Common Stock for $5 or $4.50 per share from the Company’s chief financial officer.
•	During the third quarter of 2018, we purchased 17,555 shares of Common Stock for $176 or $10.00 per share from a current member of the board of directors.

All of the repurchases noted above were completed using cash on hand.

During the years ended December 31, 2020, 2019, and 2018, we had the following other significant financing transactions.  See notes 19 and 20 in our consolidated financial statements included in our Annual Report on Form 10-K:

• During 2020:
o	We raised $5,431 by issuing equity of the Insurance SPAC III Sponsor Entities to third parties.
o	We distributed (in kind) $6,603 to the non-controlling interest holders of the Insurance SPAC Sponsor Entities and the INSU Pipe Sponsor, LLC.
o	We drew and repaid the 2019 FT Revolver in the amount of $17,500.
o	We raised $4,500 in proceeds from issuance of the 2020 Senior Notes.
o	We received a PPP Loan of $2,166.
o	We repaid $4,386 of the 2019 Senior Notes.
o	We repaid $4,777 of the LegacyTexas Credit Facility.
o	We repaid $2,000 of the redeemable financial instrument with DGC Trust.
o	We repaid $2,500 of the redeemable financial instrument with CBF.
o	We repaid $421 of the ViaNova redeemable financial instruments.
o	We raised $4,556 by issuing equity of the Insurance SPAC II Sponsor Entities to third parties.
• During 2019:
o	We amended and restructured the 2018 FT LOC and issued a new subordinated revolving note, the 2019 FT Revolver.
o

We amended the previously outstanding 2013 Convertible Notes, extending the maturity date from September 25, 2019 to September 25, 2020, increasing the interest rate from 8% to 12%, and removing the conversion feature.  The post amendment notes are referred to as the 2019 Senior Notes.

o	We began periodic draws on the LegacyTexas Credit Facility totaling $4,777.
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

o	The Insurance SPAC Sponsor Entities raised $2,550 from equity investors, which was recorded as non-controlling interest in our consolidated financial statements.
o

The Company entered into the SPA with Daniel G. Cohen and DGC Trust effective December 30, 2019.  This transaction combined with the related issuance of series F preferred stock resulted in an increase in non-controlling interest of $7,779 and an increase in preferred stock of $22.  See note 4 and 31 to our consolidated financial statements included in this Annual Report on Form 10-K.

• During 2018:
o	We entered into the 2018 FT LOC credit facility with Fifth Third Bank (“FT Financial”).
o	We repaid $1,461 of the 2013 Convertible Notes and extended the maturity of the remaining $6,786 outstanding 2013 Convertible Notes from September 25, 2018 to September 25, 2019.
o	We raised $500 in proceeds from redeemable financial instruments related to ViaNova.
o	We entered into a credit facility with LegacyTexas Bank (the “LegacyTexas Credit Facility”) related to our ViaNova business line, which provided for draws up to $12,500.
o	We issued the 2017 Convertible Note in an aggregate principal amount of $15,000 to the DGC Trust.
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

(3)               To fund investments. We make principal investments (including sponsor and other investments in SPACs) to generate returns.  We may need to raise additional debt or equity financing in order to ensure we have the capital necessary to take advantage of attractive investment opportunities.

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

As of December 31, 2020, and December 31, 2019, we maintained cash and cash equivalents of $41,996 and $8,304, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities	$41,435	$(15,463)	$(6,999)
Cash flow from investing activities	(11,948)	3,734	2,156
Cash flow from financing activities	3,789	5,936	(3,722)
Effect of exchange rate on cash	416	(9)	(262)
Net cash flow	33,692	(5,802)	(8,827)
Cash and cash equivalents, beginning	8,304	14,106	22,933
Cash and cash equivalents, ending	$41,996	$8,304	$14,106

See the statements of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

2020 Cash Flows

As of December 31, 2020, our cash and cash equivalents were $41,996, representing an increase of $33,692 from December 31, 2019. The increase was attributable to the cash provided by operating activities of $41,435, the cash used in investing activities of $11,948, the cash provided in financing activities of $3,789, and the increase in cash resulting from a change in exchange rates of $416.

The cash provided by operating activities of $41,435 was comprised of (a) net cash inflows of $79,555 related to working capital fluctuations; (b) net cash outflows of $47,557 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, receivables under resale agreements, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) net cash inflows from other earnings items of $9,437 (which represents net income or loss adjusted for the following non-cash operating items: deferred taxes, other income / (expense), realized and unrealized gains and losses on other investments at fair value, other investments sold, not yet purchased, income / (loss) from equity method affiliates, equity-based compensation, depreciation, impairment of goodwill, and amortization).

The cash used in investing activities of $11,948 was comprised of (a) $62,282 in purchases of other investments at fair value; (b) $12,519 in purchase of other investments sold, not yet purchased; (c) $12,675 in investments in equity method affiliates; (d) $217 in purchase of furniture, equipment, and leasehold improvements; partially offset by (e) $54,748 in sales and returns of principal of other investments, at fair value; (f) $20,997 in sales and returns of principal of other investments sold, not yet purchased.

The cash provided by financing activities of $3,789 was comprised of (a) $2,166 of proceeds from the PPP loan; (b) $17,500 in draws on the FT LOC; (c) $4,500 in proceeds from issuance of non-convertible debt; (d) $13,489 in proceeds from issuance of non-controlling interests; partially offset by (e) $17,500 in payments on the FT LOC; (f) $9,163 in repayment of debt; (g) $24 in debt issuance costs; (h) $4,921 of repayments of redeemable financial instruments; (i) $54 in cash used to net settle equity awards; (j) $35 in non-controlling interest distributions; (k) $27 in dividends paid; and (l) $2,142 used to purchase and retire common stock.

2019 Cash Flows

As of December 31, 2019, our cash and cash equivalents were $8,304, representing a decrease of $5,802 from December 31, 2018. The decrease was attributable to the cash used by operating activities of $15,463, the cash provided by investing activities of $3,734, the cash provided by financing activities of $5,936, and the decrease in cash resulting from a change in exchange rates of $9.

The cash used by operating activities of $15,463 was comprised of (a) net cash outflows of $32,007 related to working capital fluctuations; (b) net cash inflows of $19,458 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, receivables under resale agreements, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) net cash outflows from other earnings items of $2,914 (which represents net income or loss adjusted for the following non-cash operating items: deferred taxes, other income / (expense), realized and unrealized gains and losses on other investments, income / (loss) from equity method affiliates, equity-based compensation, depreciation, and amortization).

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

The cash provided by financing activities of $5,936 was comprised of (a) $1,268 of proceeds from redeemable financing instrument (see note 19 to our consolidated financial statements included in this Annual Report on Form 10-K); (b) $4,777 in proceeds from net draws on the LegacyTexas Credit Facility (see note 20 to our consolidated financial statements included in this Annual Report on Form 10-K); (c) $2,550 in proceeds from the issuance of non-controlling interests; partially offset by (d) $1,500 of cash used for the partial redemption of a redeemable financial instrument (see note 19 to our consolidated financial statements included in this Annual Report on Form 10-K); (e) $128 of cash used to net settle equity awards; (f) $299 of cash used to purchase and retire Common Stock; (g) $213 of cash used for distributions to the non-controlling interests of the Operating LLC; and (h) $519 of cash used to pay Common Stock dividends.

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

The cash used by operating activities of $6,999 was comprised of (a) net cash outflows of $2,896 related to working capital fluctuations; (b) net cash inflows of $2,219 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, receivables from resale agreements, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) net cash outflows from other earnings items of $6,322 (which represents net income or loss adjusted for the following non-cash operating items: deferred taxes, other income / (expense), realized and unrealized gains and losses on other investments, equity-based compensation, depreciation, and amortization).

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

   Note Regarding Collateral Deposits and Impact on Operating Cash Flow

As part of our matched book repo operations, we enter into reverse repos with counterparties whereby we lend money and receive securities as collateral.  In accordance with ASC 860, the collateral securities are not recorded in our consolidated balance sheets.  However, from time to time we will hold cash instead of securities as collateral for these transactions.  When we are provided cash as collateral for reverse repo transactions, we will make an entry to increase our cash and cash equivalents and to increase our other liabilities for the amount of cash received.  There are two main reasons we may receive collateral in the form of cash as opposed to securities.  First, when the value of the collateral securities we have in our possession decline, we will require the counterparty to provide us with additional collateral.  We will accept either cash or additional liquid securities.  Often, our counterparties will provide us with cash as they may not have liquid securities readily available.  Second, from time to time, our counterparties require a portion of the collateral securities in our possession returned to them for operating purposes.  In such instances, the counterparty may not have substitute liquid securities available and will often provide us with cash as collateral instead.  It is important to note that when we receive cash as collateral, it is temporary in nature and we have an obligation to return that cash when the counterparty provides substitute liquid securities as collateral or otherwise satisfies their associated reverse repo obligation.  We are generally required to return any cash collateral the same business day that we receive substitute securities.  The amount of cash we receive as collateral for our repo operations is volatile and therefore, both our cash and cash equivalents balance and our cash provided by and used in operations are volatile as they are both impacted. These amounts can be large and should be taken into account when analyzing our cash flow from operations.

The following table shows the impact of changes in these collateral deposits had on our cash flows in each period presented:

	Year Ended December 31,
	2020	2019	2018
Collateral deposit end of period	$41,119	$9,524	$4,277
Less: Collateral deposit beginning of period	9,524	4,277	1,219
Impact to cash flow from operations	$31,595	$5,247	$3,058

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the U.S. and CCFEL in Ireland. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. Our Ireland-based subsidiary, CCFEL, is subject to the regulatory supervision and requirements of the CBI.  The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at December 31, 2020 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)

U.S.	$250
Europe	707
Total	$957

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at December 31, 2020 total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $ 68,826. See note 25 to our consolidated financial statements included in this Annual Report on Form 10-K.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Restrictions of Distributions of Capital from JVB

As of December 31, 2020, our total equity on a consolidated basis was $101,437.  However, the total equity of JVB was $105,785.  Therefore, all of our other subsidiaries and Cohen & Company Inc. on a stand-alone basis have an equity deficit of $4,348.  During certain periods of time, we have generated losses or negative cash flow outside of JVB.  We are dependent on taking distributions of income (and potentially returns of capital) from JVB to satisfy the cash needs as a result of the losses incurred outside of JVB or to satisfy other obligations that come due outside of JVB.  However, we are subject to significant limitations on our ability to make distributions from JVB.  These limitations include limitations imposed by FINRA under rule 15c3-1 (described immediately above) and limitations under our line of credit with Byline Bank (see note 20 to our consolidated financial statements included in this Annual Report on Form 10-K).  Furthermore, counterparties to JVB have their own internal counterparty credit requirements.  The specific requirements are not generally shared with us.  However, if we take too much in capital distributions from JVB (beyond its net income), we may not be able to trade with certain counterparties which may cause JVB’s operations to deteriorate.

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

	For the Twelve Months Ended December 31, 2020	For the Twelve Months Ended December 31, 2019
Receivables under resale agreements
Period end	$5,716,343	$7,500,002
Monthly average	$6,461,534	6,458,757
Maximum month end	$8,945,403	7,500,002
Securities sold under agreements to repurchase
Period end	$5,713,212	$7,534,443
Monthly average	$6,486,137	6,501,691
Maximum month end	$8,960,197	7,534,443

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

DETAIL OF DEBT
(Dollars in Thousands)

	As of December 31,
Description	2020	2019	Interest Rate Terms	Interest (4)	Maturity
Non-convertible debt:
12.00% senior notes (the "2020 Senior Notes")	$4,500	$-	Fixed	12.00%	January 2022
12.00% senior notes (the "2019 Senior Notes")	2,400	6,786	Fixed	12.00%	September 2021 (1)
PPP Loan	2,166	-	Fixed	1.00%	May 2022
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	15,000	15,000	Fixed	8.00%	March 2022 (2)
Less unamortized debt issuance costs	(401)	(703)
	14,599	14,297
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	4.21%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	4.37%	March 2035
Less unamortized discount	(24,690)	(25,124)
	23,435	23,001

ByLine Bank	-	-	Variable	N/A	October 2021
FT Financial Bank, N.A. Credit Facility	-	-	Variable	N/A	N/A

LegacyTexas Credit Facility	-	4,777	Variable	N/A	N/A
Total	$47,100	$48,861
(1)

On September 25, 2019, we amended and restated the previously outstanding 2013 Convertible Notes, which were scheduled to mature September 25, 2019.  The material terms and conditions of the 2013 Convertible Notes remained substantially the same, except that (i) the maturity date thereof changed from September 25, 2019 to September 25, 2020; (ii) the conversion feature in the 2013 Convertible Notes was removed; (iii) the interest rate thereunder changed from 8% per annum (9% in the event of certain events of default) to 12% per annum (13% in the event of certain events of default); and (iv) the restrictions regarding prepayment were removed.  The post-amendment notes are referred to herein as the “2019 Senior Notes” and the pre-amendment notes are referred to herein as the “2013 Convertible Notes.”  On September 25, 2020, the 2019 Senior Notes were amended again to extend the maturity date from September 25, 2020 to September 25, 2021.

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

(3)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are variable interest entities (“VIEs”) and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of December 31, 2020 on a combined basis is 11.58% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(4)	Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

As of December 31, 2020, we have the following sources of financing, which we account for as redeemable financial instruments.  See note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.  Subsequent to December 31, 2020, we have notice to CBF that we intent to redeem the remining $4,000 outstanding on or around March 31, 2021.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in thousands)

	As of December 31,
	2020	2019
JKD Investor	$7,957	$7,957
DGC Trust / CBF	4,000	8,500
ViaNova Capital Group, LLC	-	526
	$11,957	$16,983

Off-Balance Sheet Arrangements

Other than as described in note 10 (derivative financial instruments) and note 18 (variable interest entities) to our consolidated financial statements included in this Annual Report on Form 10-K, there were no material off balance sheet arrangements as of December 31, 2020.

Contractual Obligations

The table below summarizes our significant contractual obligations as of December 31, 2020 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Also, we have assumed that the 2017 Convertible Note is not converted prior to maturity.  Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements.  In addition, amortization of discount on debt is excluded.

CONTRACTUAL OBLIGATIONS
December 31, 2020
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$8,826	$1,398	$2,279	$2,037	$3,112
Maturity of 2020 Senior Notes	4,500	-	4,500	-	-
Interest on 2020 Senior Notes	586	540	46	-	-
Maturity of 2019 Senior Note	2,400	2,400	-	-	-
Interest on 2019 Senior Note	211	211	-	-	-
Maturity of 2017 Convertible Note (1)	15,000	-	15,000	-	-
Interest on 2017 Convertible Note (1)	1,427	1,200	227	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	32,319	2,060	4,120	6,180	19,959
Redeemable Financial Instrument - JKD Capital Partners 1 (3)	7,957	7,957	-	-	-
Redeemable Financial Instrument - CBF (3)	4,000	4,000	-	-	-
Other Operating Obligations (4)	2,933	1,713	1,172	48	-
	$128,284	$21,479	$27,344	$8,265	$71,196

(1)

Assumes the 2017 Convertible Note is not converted prior to maturity.  The holder of the Convertible Note has control over whether or not the convertible note is paid off in cash or converted into equity.  If it is converted into equity, no cash outflow will be required.

(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 4.21% (based on a 90-day LIBOR rate in effect as of December 31, 2020 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 4.37% (based on a 90-day LIBOR rate in effect as of December 31, 2020 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

Valuation of Financial Instruments

How fair value determinations impact our financial statements

All of the securities we own that are classified as investments-trading, securities sold, not yet purchased, other investments, at fair value, or other investments sold, not yet purchased are recorded at fair value with changes in fair value (both unrealized and realized) recorded in earnings.

Unrealized and realized gains and losses on securities classified as investments-trading and securities sold, not yet purchased in the consolidated balance sheets are recorded as a component of net trading revenue in the consolidated statements of operations. Unrealized and realized gains and losses on securities classified as other investments, at fair value, and other investments sold, not yet purchased in the consolidated balance sheets are recorded as a component of principal transactions and other income in the consolidated statements of operations.

How we determine fair value for securities

We account for our investment securities at fair value under various accounting literature, including Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments — Debt and Equity Securities (“ASC 320”), pertaining to investments in debt and equity securities and the fair value option of financial instruments in ASC 825, Financial Instruments (“ASC 825”). We also account for certain assets at fair value under applicable industry guidance such as: (a) FASB ASC 946, Financial Services-Investment Companies (“ASC 946”); and (b) FASB ASC 940-320, Proprietary Trading Securities (“ASC 940-320").

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

If the derivative is expected to be managed by employees of our Capital Markets business segment or is a hedge for an investment classified as investments-trading, the derivative will be carried as a component of investments-trading if it is an asset or securities sold, not yet purchased if a liability. If the derivative is a hedge for an investment carried as a component of other investments, at fair value, the derivative will be recorded in other investments, at fair value if it is an asset or other investments sold, not yet purchase if it is a liability.

We may, from time to time, enter into derivatives to manage our risk exposures arising from (i) fluctuations in foreign currency rates with respect to our investments in foreign currency denominated investments; (ii) our investments in interest sensitive investments; (iii) our investments in various equity instruments; and (iv) our facilitation of mortgage-backed trading. Derivatives entered into by us, from time to time, may include (i) foreign currency forward contracts; (ii) purchase and sale agreements of TBAs and other forward agency MBS contracts; (iii) other extended settlement trades; and (iv) equity options such as calls and puts.

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

Our voting-controlled subsidiary, the Operating LLC, is treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which we do business. The Operating LLC is subject to entity level taxes in certain state and foreign jurisdictions. However, as a result of the AFN Merger, we acquired significant deferred tax assets and liabilities and now have significant tax attributes. Effective as of January 1, 2010, we began to be treated as a C corporation for U.S. federal and state income tax purposes.

As shown in note 23 to the consolidated financial statements contained herein, we currently have significant recognized as well as unrecognized deferred tax assets. Deferred tax assets should only be recognized to the extent that we determine we can benefit in the future from the asset.  Generally, this determination is based on our estimates of our ability to generate future taxable income.  This determination is complex and subject to judgment.  The determination is ongoing and subject to change. If we were to change this determination in the future, a significant deferred tax benefit or deferred tax expense would be recognized as a component of earnings.

Revenue Recognition

Net trading

Net trading includes: (i) all gains, losses, interest income, dividend income, and interest expense from securities classified as investments-trading and trading securities sold, not yet purchased; (ii) interest income and expense from collateralized securities transactions; and (iii) commissions and riskless trading profits. Net trading is reduced by margin interest, which is recorded on an accrual basis.  We refer to investments included as a component of investments - trading and trading securities sold, not yet purchased as trading assets.

Riskless trades are transacted through our proprietary account with a customer order in hand, resulting in little or no market risk to us. Transactions that settle in the regular way are recognized on a trade date basis. Extended settlement transactions are recognized on a settlement date basis (although in cases of extended settlement trades, the unsettled trade is accounted for as a derivative between trade and settlement date).  See notes 3 and 10 to our consolidated financial statements included in this Annual Report on Form 10-K.  The investments classified as trading are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations from third-party pricing services or, when independent broker quotations or market price quotations from third-party pricing services are unavailable, valuation models prepared by our management. The models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. See note 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Principal transactions and other income

Principal transactions include all gains, losses, and income (interest and dividend) from financial instruments classified as other investments, at fair value and other investments sold, not yet purchased in the consolidated balance sheets.  We refer to investments included as a component of other investments, at fair value and other investments sold, not yet purchased as our principal investing assets.

The investments classified as other investments, at fair value and other investments sold, not yet purchased are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations or models from third-party pricing services, or, when independent broker quotations or market price quotations or models from third-party pricing services are unavailable, valuation models prepared by management. These models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Dividend income is recognized on the ex-dividend date.

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

Stock Compensation

We account for stock compensation according to FASB ASC 718, Stock Compensation (“ASC 718”).  In the periods presented herein, we have had three different types of grants that fall under ASC 718.

First, we sometimes grant to employees and directors restricted common stock in Cohen & Company Inc.  These grants vest over a period of time and only have service based vesting criteria.  In these cases, we determine the fair value of the grants by taking the closing stock price of Cohen & Company Inc. on the grant date and multiplying it by the number of restricted shares granted.  The recipient is entitled to dividends during the vesting period but they are paid only if (and to the extent) the restricted share grant ultimately vests.  We recognize the expense over the service period on a straight-line basis.  We assume no forfeitures up front and record forfeitures as they occur by reducing expense.

Second, we sometimes grant to employees operating units of the Operating LLC.  These grants also vest over a period of time and only have service based vesting criteria.  Because there is a fixed exchange ratio between units of the Operating LLC and shares of Cohen & Company Inc., the fair value of the grant is calculated by taking the closing stock price of Cohen & Company Inc. on the grant date, adjusting for the exchange ratio, and then multiplying by the number of units of the Operating LLC granted.  The recipient is entitled to distributions during the vesting period but they are paid only if (and to the extent) the unit grant ultimately vests.  We recognize the expense over the service period on a straight-line basis.  We assume no forfeitures up front and record forfeitures as they occur by reducing expense.

Third, employees sometimes invest in the membership interests of consolidated SPAC sponsor entities (the Insurance SPAC Sponsor Entities, the Insurance SPAC II Sponsor Entities, and the Insurance SPAC III Sponsor Entities).  Because these entities are consolidated and the employees are investing in the consolidated company's non-controlling interest, these equity interests fall under ASC 718.  Generally, the employee invests a de-minimus amount and receives an allocation of the founders shares held by the sponsor entity.  The investment does not have any explicit vesting criteria associated with it.  Generally, the employee's investment will be worthless if the SPAC is liquidated and it will become worth something if the SPAC completes its business combination.  Therefore, we treat these grants as having a performance condition (i.e. the completion of the SPAC business combination).  Further, at the time of the investments, we treat this performance condition as being non-probable.  The effect of this is that we record no expense related to these investments until (and only if) the business combination is completed.  Upon completion of the business combination, we record compensation expense in an amount equal to the fair value of the grant.  The fair value of the grant is equal to the public trading price of the SPAC on the date of the grant adjusted for certain sale restrictions imposed on the shares the employee receives (generally, they are restricted for sale for some time period and subject to certain hurdle prices before they become freely tradeable).  We use a Monte Carlo simulation model to determine the appropriate discount to place on shares that are subject to hurdle prices.  The compensation amount is recorded with an offsetting credit to non-controlling interest.  From that point forward, the shares received by the employee are treated as part of the non-controlling interest and allocated income, expense, gains, and losses accordingly until the applicable sponsor entity is liquidated or otherwise de-consolidated.

Investments in Special Purpose Acquisition Companies ("SPACs") Sponsor Entities

We invest in the sponsor entities of SPACs.  The sponsor entities are limited liability companies (each an "LLC") that pool their members' interests and invest in the private placement and founders shares (together, sponsor shares) of a SPAC.  The SPAC will also raise funds in a public offering and seek to complete a business combination within an agreed upon time frame.  The SPAC will use the proceeds raised from the sponsor shares to pay transaction and operating expenses during the period it is seeking a business combination.  The proceeds of the public offering are placed in an interest bearing trust and can only be used to complete the business combination and pay taxes on the interest earned.  Generally, the public investors must approve any business combination prior to its effectiveness.  If a business combination is not completed within the agreed upon time frame, the SPAC will liquidate and return the public investors' investment to them.  If there are funds remaining after liquidation, the sponsor entities may receive some portion of their investment back, but likely they will suffer a total loss of their investment.  If the business combination is completed, the sponsor entities private placement in the SPAC will entitle them to a combination of unrestricted common, restricted common, and (in some cases) warrants of the post-business combination SPAC (which is a publicly traded company).  The following summarizes our accounting policies related to our investments in these entities:

•	The sponsor entities are LLCs that give all important decision making rights to their respective managing member. Furthermore, the other members of the LLC can not replace the managing member. Accordingly, we have concluded that the sponsor entities are VIEs and the managing member has the power to direct its most important economic activities. In all cases where we are the managing member of a sponsor entity, we also have had a significant economic interest in such sponsor entity and therefore consolidate such sponsor entity.
•	In all cases where we have consolidated a sponsor entity, we have determined that the sponsor entity's private placement investment in the SPAC which it sponsors should be treated as an equity method investment during the SPAC's pre-business combination period. Furthermore, because of the difficulty of determining the fair value of such an investment in the SPAC's pre-business combination period, we have chosen to not elect fair value option.
•	If a SPAC completes its business combination, the sponsor entity's investment in the SPAC will be converted to a combination of unrestricted and restricted shares in the post-business combination SPAC. At this point (assuming we consolidate the sponsor entity), we will account for the shares received at fair value. We will reclassify any remaining equity method investment balance to other investments, at fair value and record principal transactions income for the difference. We will record non-controlling interest expense for the SPAC shares that are distributable to the non-controlling interest holders of the sponsor entity. The fair value of the unrestricted shares received is equal to the public trading price of the SPAC on the date of the business combination. The fair value of the restricted shares received is adjusted downwards from the public trading price for certain sale restrictions imposed (generally, they are restricted for sale for some time period and subject to certain hurdle prices before they become freely tradeable). We use a Monte Carlo simulation model to determine the appropriate discount to place on shares that are subject to hurdle prices. In the case of a SPAC business combination where we consolidate the sponsor entity, generally there is also an equity-based compensation entry to be recorded at the date of the business combination. See equity-based compensation section above. We will continue to mark the sponsor entity's investment in the SPAC to market and record principal transactions income or loss and offsetting non-controlling interest income or expense until the sponsor entity itself distributes all of the SPAC shares it owns to its members and liquidates. At that point, we will hold the SPAC shares directly (rather than through a consolidated subsidiary) and will record principal transaction income and loss until the SPAC shares themselves are liquidated.
•	We will also invest in sponsor entities that we do not consolidate because we are not the managing member of such sponsor entity or otherwise do not otherwise have the power to direct the sponsor entity's most important activities. In these cases, we treat our investment in the sponsor entity as an equity method investment. Furthermore, because of the difficulty of determining the fair value of such an investment in the applicable SPAC's pre-business combination period, we have chosen to not elect fair value option.
•	If a SPAC completes a business combination and we have an equity method investment in the associated sponsor entity, the sponsor entity will record income equal to the difference between the fair value of the restricted and unrestricted shares we receive and the carrying value of its equity method investment in the SPAC. We will recognize our share of this gain as income from equity method affiliates. The sponsor entity will continue to mark its investment in the SPAC to market after the business combination and we will recognize our share of the change in fair value as income or loss from equity method affiliates. Once the sponsor entity distributes our share of the SPAC shares we owns, we will reclassify our investment from investment in equity method affiliate to other investments, at fair value as we will hold the SPAC shares directly (rather than through an equity method investee). We will then record principal transactions income and loss until the SPAC shares themselves are liquidated.
•	If a SPAC liquidates and we have an investment in it (either directly in the case of consolidated sponsor entities or indirectly in the case of equity method sponsor entities), we will write off our remaining equity method balance and record loss on equity method investment. In the case of consolidated sponsor entities we will also record an offsetting entry to non-controlling interest.

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

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs.  The ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for cash reporting period. This ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within fiscal years beginning after December 15, 2022.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In October 2020, the FASB issued 2020-10 Codification Improvements.  The ASU affects a wide variety of Topics in the Codification. The ASU, among other things, contains amendments that improve consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section.  Many of the amendments arose because the FASB provided an option to give certain information either on the face of the financial statements or in the notes to financial statements and that option only was included in the Other Presentation Matters Section of the Codification. The option to disclose information in the notes to financial statements should have been codified in the Disclosure Section as well as the Other Presentation Matters Section (or other Section of the Codification in which the option to disclose in the notes to financial statements appears). The amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of December 31, 2020, we would have incurred a loss of $2,784 if the yield curve rose 100 bps across all maturities and a gain of $2,774 if the yield curve fell 100 bps across all maturities. As of December 31, 2019, we would have incurred a loss of $2,361 if the yield curve rose 100 bps across all maturities and a gain of $2,357 if the yield curve fell 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities.  These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We also hold a significant amount of equity in public companies that recently completed a merger with a SPAC we sponsored or invested in.  A significant portion of the equity we hold in these types of entities are subject to sale restrictions.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions or in some cases entering into derivatives trades to hedge this exposure.  We also have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies.  The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates.  Based on this analysis, as of December 31, 2020, our equity price sensitivity was $4,441 and our foreign exchange currency sensitivity was $0.  As of December 31, 2019, our equity price sensitivity was $991 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of December 31, 2020, a 100-bps change in the three-month LIBOR would have resulted in a change in our annual cash to be paid for interest in the amount of $481. A 100-bps adverse change in the market yield to maturity would have resulted in an increase in the fair value of the debt in the amount of $3,501 as of December 31, 2020.

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

How we manage these risks

Market Risk

We seek to manage our market risk by utilizing our underwriting and credit analysis processes that are performed in advance of acquiring any investment. In addition, we continually monitor our investments on a daily basis.  We perform an in-depth monthly analysis on all our investments and our risk committee meets on a weekly basis to review specific issues within our portfolio and to make recommendations for dealing with these issues. In addition, our broker-dealer has an assigned chief risk officer that reviews the firm’s positions and trading activities on a daily basis.

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

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2020. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at December 31, 2020.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as described in the revised (2013) version in Internal Control-Integrated Framework. Based on this assessment, management believed that, as of December 31, 2020, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s auditors pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by Item 10 is included in the sections entitled “Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and board of directors Information” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by Item 11 is included in the sections entitled “Executive Compensation” and “Compensation of Directors” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 with respect to the “Share Ownership of Certain Beneficial Owners and Management” is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

The following table provides information regarding the 2006 Long-Term Incentive Plan and the 2020 Long-Term Incentive Plan as of December 31, 2020.

	(a)	(b)	(c)
	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	200,000
Equity compensation plans not approved by security holders	-	-	-

(1)

See note 22 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the 2006 Long-Term Incentive Plan, the 2009 Equity Award Plan and the Equity Plan Funding Agreement, and the 2010 and the 2020 Long-Term Incentive Plan.

The remainder of the information required by Item 12 is included in the Section entitled “Share Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and board of directors Information — Director Independence” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  14.  Principal Accounting Fees and Services.

The information required by Item 14 is included in the sections entitled “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.7	Section 382 Rights Agreement, dated as of March 10, 2020, between Cohen & Company Inc. and Computershare Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2020).

4.8	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*

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

10.8	Amendment No. 3 to Employment Agreement, dated February 3, 2021, by and between Cohen & Company, LLC and Joseph W. Pooler, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2021).

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

10.13

Amendment No. 3 to Amended and Restated Limited Liability Company Agreement, dated October 30, 2019, by and among each of the Members set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).

10.14	Amendment No. 4 to Amended and Restated Limited Liability Company Agreement, dated September 25, 2020, by and among each of the Members set forth on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

10.15

Amended and Restated Employment Agreement, dated as of May 9, 2013, by and among IFMI, LLC, Institutional Financial Markets, Inc., Daniel G. Cohen, C&Co/PrinceRidge Holdings LP and C&Co/PrinceRidge Partners LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on May 13, 2013).+

10.16	2010 Executive Officers’ Cash Bonus Plan (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (file no. 001-32026) filed with the SEC on March 10, 2010). +

10.17

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

10.19

Amendment No. 1 to Second Amended and Restated Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on November 10, 2016).

10.20

Form of Restricted Stock Award under Institutional Financial Markets, Inc.  2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K (file no. 001-32026) filed with the SEC on March 4, 2011). +

10.21

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

10.23

Securities Purchase Agreement, dated as of May 9, 2013, by and between Institutional Financial Markets, Inc. and Cohen Bros. Financial, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on May 13, 2013).

10.24

Preferred Stock Exchange Agreement, dated as of May 9, 2013, by and among Institutional Financial Markets, Inc., Cohen Bros. Financial, LLC and Daniel G. Cohen (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (file no. 001-32026) filed with the SEC on May 13, 2013).

10.25

Investment Agreement, dated as of October 3, 2016, by and between IFMI, LLC and JKD Capital Partners I LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2016).

10.26

Amendment No. 1 to Investment Agreement, dated as of March 6, 2019, by and between Cohen & Company, LLC and JKD Capital Partners I LTD (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 10-K filed with the SEC on March 8, 2019).

10.27

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

10.29	Amendment No. 1 to Convertible Senior Secured Promissory Note, dated September 25, 2020, by and between Cohen & Company, LLC and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

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

10.34	Amendment No. 3 to Investment Agreement, dated September 25, 2020, by and between Cohen & Company, LLC and Cohen Bros. Financial LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

10.35	Amendment No. 4 to Investment Agreement, dated October 9, 2020, by and between Cohen & Company, LLC and Cohen Bros. Financial LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2020).

10.36

Investment Agreement, dated September 29, 2017, by and between Cohen & Company, LLC and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017).

10.37

Amendment No. 1 to Investment Agreement, dated as of September 25, 2019 and effective as of October 1, 2019, by and between Cohen & Company, LLC and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2019).

10.38

Amendment No. 2 to Investment Agreement, dated as of December 4, 2019 and effective as of October 1, 2019, by and between Cohen & Company, LLC and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2019).

10.39

Loan Agreement, dated as of April 25, 2018, by and among Cohen & Company Inc., Cohen & Company, LLC, J.V.B. Financial Group, LLC, J.V.B. Financial Group Holdings, LP, C&Co/PrinceRidge Partners LLC and MB Financial Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2018).

10.40

First Amendment to Loan Agreement, by and among Cohen & Company Inc., Cohen & Company, LLC, J.V.B. Financial Group Holdings, LP, C&Co PrinceRidge Holdings, LP, dated January 29, 2019 (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 10-K filed with the SEC on March 8, 2019).

10.41

Revolving Note and Cash Subordination Agreement, dated as of January 29, 2019, by and among Cohen & Company Inc., Cohen & Company, LLC, J.V.B. Financial Group, LLC, J.V.B. Financial Group Holdings, LP, C&Co/PrinceRidge Partners LLC and MB Financial Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2019).

10.42

Amendment No. 1 to Convertible Senior Promissory Note, dated September 25, 2018, by and between Cohen & Company Inc. and the Edward E. Cohen IRA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2018).

10.43

Amendment No. 1 to Convertible Senior Promissory Note, dated September 25, 2018, by and between Cohen & Company Inc. and the EBC 2013 Family Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2018).

10.44

Senior Promissory Note, dated September 25, 2019, issued by Cohen & Company Inc. to the EBC 2013 Family Trust in the aggregate principal amount of $2,400,000 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2019).

10.45	Amendment No. 1 to Senior Promissory Note, dated September 25, 2020, by and between Cohen & Company Inc. and the EBC 2013 Family Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

10.46

Securities Purchase Agreement, dated as of December 30, 2019, by and among Cohen & Company Inc., Cohen & Company, LLC, Daniel G. Cohen and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2019).

10.47	Amendment No. 1 to Securities Purchase Agreement, dated September 25, 2020, by and among Cohen & Company Inc., Cohen & Company, LLC, Daniel G. Cohen and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

10.48

Note Purchase Agreement, dated as of January 31, 2020, by and among Cohen & Company, LLC, JKD Capital Partners I LTD and RN Capital Solutions LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2020).

10.49

Senior Promissory Note, dated January 31, 2020, issued by Cohen & Company, LLC to JKD Capital Partners I LTD in the aggregate principal amount of $2,250,000 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2020).

10.50

Senior Promissory Note, dated January 31, 2020, issued by Cohen & Company, LLC to RN Capital Solutions LLC in the aggregate principal amount of $2,250,000 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2020).

10.51	Cohen & Company Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2020).

10.52	Cohen & Company Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2020).

10.53	Form of Restricted Stock Award under Cohen & Company Inc. 2020 Long-Term Incentive Plan.*

10.54	U.S. Small Business Association Note, dated May 4, 2020, issued by Cohen & Company, LLC to Fifth Third Bank, National Association, in the aggregate principal amount of $2,165,600 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2020).

10.55	Loan Agreement, dated October 28, 2020, by and among Cohen & Company Inc., Cohen & Company, LLC, J.V.B. Financial Group Holdings, LP, J.V.B. Financial Group, LLC, C&Co PrinceRidge Holdings, LP and Byline Bank, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2020).

10.56	Revolving Note and Cash Subordination Agreement, dated October 28, 2020, by and between J.V.B. Financial Group, LLC and Byline Bank, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2020).

10.57	Subscription Agreement, dated November 24, 2020, by and among INSU Acquisition Corp. II and Cohen & Company LLC, as subscriber (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2020).

10.58	Sponsor Share Cancellation and Vesting Agreement, dated as of November 24, 2020, by and among INSU Acquisition Corp. II and Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2020).

10.59	Equity Distribution Agreement, dated December 1, 2020, by and between Cohen & Company Inc. and Northland Capital Markets (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2020).

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (file no. 001-32026) filed with the SEC on March 10, 2010).

21.1	List of Subsidiaries. *

23.1	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm, regarding the financial statements of Institutional Financial Markets, Inc. *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2020 and December 31, 2019, (ii) the Consolidated Statements of Operations and Comprehensive Income / (Loss) for the Year Ended December 31, 2020, 2019 and 2018, (iii) the Consolidated Statement of Changes in Equity for the Year Ended December 31, 2020, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for Year Ended December 31, 2020, 2019 and 2018; and (v) Notes to Consolidated Financial Statements. *

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

DATE: March 5, 2021

COHEN & COMPANY INC.

By:	/S/ LESTER R. BRAFMAN
Lester R. Brafman Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Daniel G. Cohen	Chairman	March 5, 2021
Daniel G. Cohen

/s/ G. Steven Dawson	Director	March 5, 2021
G. Steven Dawson

/s/ Jack J. Dimaio, Jr.	Vice Chairman	March 5, 2021
Jack J. DiMaio, Jr.

/s/ Jack Haraburda	Director	March 5, 2021
Jack Haraburda

/s/ Diana L. Liberto	Director	March 5, 2021
Diana L. Liberto

/s/ Douglas Listman	Chief Accounting Officer and Assistant Treasurer	March 5, 2021
Douglas Listman	(Principal Accounting Officer)

/s/ Joseph W. Pooler, Jr.	Executive Vice President, Chief Financial Officer and Treasurer	March 5, 2021
Joseph W. Pooler, Jr.	(Principal Financial Officer)

THIS PAGE INTENTIONALLY LEFT BLANK

COHEN & COMPANY INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Cohen & Company, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Cohen & Company, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred Tax Asset Valuation Allowance

As described in Note 23 to the consolidated financial statements, the Company has net deferred tax assets of $7.4 million, net of a $33.8 million valuation allowance at December 31, 2020. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgement it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Once established, the valuation allowance is reduced when, based on the weight of all available evidence, management concludes that related deferred tax assets are more likely than not to be realized. For the year ended December 31, 2020, the Company is in a three-year cumulative taxable income position. Additionally, management considered the reversals of taxable temporary differences and projected financial results and concluded that sufficient positive evidence exists to reduce a portion of the valuation allowance related to U.S. deferred tax assets. We identified the estimate of the realizability of the valuation allowance related to U.S. deferred tax assets as a critical audit matter.

Auditing management’s analysis of the realizability of the deferred tax assets was complex and judgmental because the assessment process involves significant judgment and subjective evaluation of assumptions that may be affected by future operations of the Company, market or economic conditions.

We evaluated the Company's assessment of the realizability of its U.S. deferred tax assets. Our audit procedures included, among others, evaluation of the nature of the Company’s tax attributes, application of the technical tax guidance related to attributes subject to additional limitation, projections of the future reversal of existing taxable temporary differences between book and taxable income and assumptions used by the Company to assess the reliability and reasonableness of its projected future taxable income. We compared the projections of future taxable income with the actual results of prior periods and evaluated management’s assumptions regarding the Company’s projected taxable income. Further, we tested the completeness and accuracy of the underlying data used in the Company’s projections. We involved our tax professionals with specialized skills and knowledge to assist in evaluating the Company’s assessment of the scheduling of the reversal of existing temporary taxable differences over the statutory carryforward period of its deferred tax assets, and whether the estimated future sources of taxable income were of the appropriate character to utilize the deferred tax assets in the relevant time period.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2001.

Philadelphia, Pennsylvania

March 5, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$41,996	$8,304
Receivables from brokers, dealers, and clearing agencies	52,917	96,132
Due from related parties	2,812	466
Other receivables	3,929	46,625
Investments-trading	242,961	307,852
Other investments, at fair value	58,540	14,864
Receivables under resale agreements	5,716,343	7,500,002
Investments in equity method affiliates	13,482	3,799
Deferred income taxes	7,397	-
Goodwill	109	7,992
Right-of-use asset - operating leases	6,063	7,155
Other assets	2,830	8,433
Total assets	$6,149,379	$8,001,624

Liabilities
Payables to brokers, dealers, and clearing agencies	$156,678	$241,261
Accounts payable and other liabilities	46,251	20,295
Accrued compensation	14,359	4,046
Lease liability - operating leases	6,531	7,693
Trading securities sold, not yet purchased	44,439	77,947
Other investments sold, not yet purchased	7,415	-
Securities sold under agreement to repurchase	5,713,212	7,534,443
Deferred income taxes	-	1,339
Redeemable financial instruments	11,957	16,983
Debt	47,100	48,861
Total liabilities	6,047,942	7,952,868

Commitments and contingencies (See Note 28)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 60,000,000 shares authorized, 27,413,098 shares issued and outstanding, respectively	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,325,529 and 1,193,624 shares issued and outstanding, respectively, including 286,566 and 73,715 unvested restricted share awards, respectively	13	12
Additional paid-in capital	65,031	68,714
Accumulated other comprehensive loss	(821)	(915)
Accumulated deficit	(20,341)	(34,519)
Total stockholders' equity	43,909	33,319
Non-controlling interest	57,528	15,437
Total equity	101,437	48,756
Total liabilities and equity	$6,149,379	$8,001,624

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in thousands, except share or per share information)

	Year Ended December 31,
	2020	2019	2018
Revenues
Net trading	$73,611	$38,172	$29,298
Asset management	8,759	7,560	12,536
New issue and advisory	2,234	1,831	2,979
Principal transactions and other income	45,506	2,103	4,573
Total revenue	130,110	49,666	49,386

Operating expenses
Compensation and benefits	59,902	25,972	25,385
Business development, occupancy, equipment	2,708	3,402	2,995
Subscriptions, clearing, and execution	9,887	9,682	8,627
Professional fee and other operating	7,068	6,251	8,459
Depreciation and amortization	334	318	261
Impairment of goodwill	7,883	-	-
Total operating expenses	87,782	45,625	45,727

Operating income	42,328	4,041	3,659

Non-operating income / (expense)

Interest expense, net	(9,589)	(7,584)	(8,487)
Loss from equity method affiliates	(2,955)	(553)	-
Income / (loss) before income tax expense / (benefit)	29,784	(4,096)	(4,828)
Income tax (benefit)	(8,669)	(523)	(841)
Net income / (loss)	38,453	(3,573)	(3,987)
Less: Net income / (loss) attributable to the non-controlling interest	24,248	(1,519)	(1,524)
Net income / (loss) attributable to Cohen & Company Inc.	$14,205	$(2,054)	$(2,463)

Income / (loss) per share data (see Note 26):
Income / (loss) per common share-basic:
Basic income / (loss) per common share	$12.56	$(1.81)	$(2.14)
Weighted average shares outstanding-basic	1,131,085	1,136,574	1,152,073
Income / (loss) per common share-diluted:
Diluted Income / (loss) per common share	$7.66	$(1.81)	$(2.14)
Weighted average shares outstanding-diluted	5,091,087	1,681,173	1,684,482

Dividends declared per common share	$-	$0.40	$0.80

Comprehensive income / (loss):
Net income / (loss)	$38,453	$(3,573)	$(3,987)
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	138	(2)	(118)
Other comprehensive income / (loss), net of tax of $0	138	(2)	(118)
Comprehensive income / (loss)	38,591	(3,575)	(4,105)
Less: comprehensive income / (loss) attributable to the non-controlling interest	24,351	(1,518)	(1,562)
Comprehensive income / (loss) attributable to Cohen & Company Inc.	$14,240	$(2,057)	$(2,543)

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statement of Changes in Equity

(Dollars in thousands)

	Cohen & Company Inc.
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2017	$5	$12	$69,202	$(28,497)	$(850)	$39,872	$8,284	$48,156
Net (loss)	-	-	-	(2,463)	-	(2,463)	(1,524)	(3,987)
Other comprehensive (loss)	-	-	-	-	(80)	(80)	(38)	(118)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	(217)	-	22	(195)	195	-
Equity based compensation	-	1	425	-	-	426	197	623
Shares withheld for employee taxes	-	-	(51)	-	-	(51)	(24)	(75)
Purchase and retirement of common stock	-	(1)	(768)	-	-	(769)	-	(769)
Dividends/Distributions	-	-	-	(966)	-	(966)	(426)	(1,392)
Balance at December 31, 2018	$5	$12	$68,591	$(31,926)	$(908)	$35,774	$6,664	$42,438
Net (loss)	-	-	-	(2,054)	-	(2,054)	(1,519)	(3,573)
Other comprehensive income (loss)	-	-	-	-	(3)	(3)	1	(2)
Cumulative effect adjustment - adoption of ASU 2016-02	-	-	-	(20)	-	(20)	-	(20)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	28	-	(4)	24	(47)	(23)
Equity based compensation	-	-	481	-	-	481	263	744
Shares withheld for employee taxes	-	-	(87)	-	-	(87)	(41)	(128)
Purchase and retirement of common stock	-	-	(299)	-	-	(299)	-	(299)
Investment of non-controlling interest of sponsor entities	-	-	-	-	-	-	2,550	2,550
Investment of non-controlling interest of Operating LLC / Issuance of Series F Preferred	22	-	-	-	-	22	7,779	7,801
Dividends/Distributions	-	-	-	(519)	-	(519)	(213)	(732)
Balance at December 31, 2019	$27	$12	$68,714	$(34,519)	$(915)	$33,319	$15,437	$48,756
Net income	-	-	-	14,205	-	14,205	24,248	38,453
Other comprehensive income (loss)	-	-	-	-	35	35	103	138
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(1,765)	-	59	(1,706)	1,706	-
Equity based compensation	-	1	239	-	-	240	12,313	12,553
Shares withheld for employee taxes	-	-	(15)	-	-	(15)	(39)	(54)
Purchase and retirement of common stock	-	-	(2,142)	-	-	(2,142)	-	(2,142)
Dividends/Distributions	-	-	-	(27)	-	(27)	(35)	(62)
Investment of non-controlling interest of sponsor entities	-	-	-	-	-	-	13,489	13,489
Distributions from non-controlling interest of sponsor entities	-	-	-	-	-	-	(9,694)	(9,694)
Balance at December 31, 2020	$27	$13	$65,031	$(20,341)	$(821)	$43,909	$57,528	$101,437

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income (loss)	$38,453	$(3,573)	$(3,987)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	12,553	744	623
Accretion of income on other investments, at fair value	(124)	(424)	(1,423)
Realized loss / (gain) on other investments, at fair value	(7,300)	1,033	(490)
Change in unrealized (gain) loss on other investments, at fair value	(36,113)	(2,113)	(2,126)
Realized loss / (gain) on other investments, sold not yet purchased	(917)	-	-
Change in unrealized (gain) loss on other investments, sold not yet purchased	(146)	-	-
(Income) / loss from equity method affiliates	2,955	553	-
Depreciation and amortization	334	318	261
Impairment of goodwill	7,883	-	-
Amortization of discount on debt	736	548	820
Deferred tax provision / (benefit)	(8,877)	(678)	(838)
Change in operating assets and liabilities, net:
Change in receivables from/ payables to brokers, dealers, and clearing agencies	(41,368)	73,343	44,824
Change in receivables from / payables to related parties, net	(2,346)	327	2
(Increase) decrease in other receivables	42,696	(34,535)	(8,559)
(Increase) decrease in investments-trading	64,891	(6,617)	(98,978)
(Increase) decrease in receivables under resale agreement	1,783,659	132,228	(5,577,027)
(Increase) decrease in other assets	4,340	(3,768)	(683)
Increase (decrease) in accounts payable and other liabilities	24,552	7,855	6,334
Increase (decrease) in accrued compensation	10,313	(1,208)	848
Increase (decrease) in trading securities sold, not yet purchased	(33,508)	(42,175)	28,235
Increase (decrease) in securities sold under agreement to repurchase	(1,821,231)	(137,321)	5,605,165
Net cash provided by (used in) operating activities	41,435	(15,463)	(6,999)
Investing activities
Purchase of investments - other investments, at fair value	(62,282)	(1,927)	(26,865)
Purchase of investments - other investments sold, not yet purchased, at fair value	(12,519)	-	-
Sales and returns of principal - other investments, at fair value	54,748	10,114	30,023
Sales and returns of principal - other investments sold, not yet purchased, at fair value	20,997	-	-
Investments in equity method affiliates	(12,675)	(4,352)	-
Purchase of furniture, equipment, and leasehold improvements	(217)	(101)	(1,002)
Net cash provided by (used in) investing activities	(11,948)	3,734	2,156
Financing activities
Proceeds from PPP loan	2,166	-	-
Draw from FT LOC	17,500	-	-
Repayment of FT LOC	(17,500)	-	-
Proceeds from non-convertible debt	4,500	-	-
Proceeds (repayment) from debt	(9,163)	4,777	(1,461)
Payments for debt issuance costs	(24)	-	(525)
Proceeds from redeemable financial instrument	-	1,268	500
Repayment of redeemable financial instrument	(4,921)	(1,500)	-
Cash used to net share settle equity awards	(54)	(128)	(75)
Purchase and retirement of Common Stock	(2,142)	(299)	(769)
Proceeds from non-controlling interest investment	13,489	2,550	-
Non-controlling interest distributions	(35)	(213)	(426)
Cohen & Company Inc. dividends	(27)	(519)	(966)
Net cash provided by (used in) financing activities	3,789	5,936	(3,722)
Effect of exchange rate on cash	416	(9)	(262)
Net increase (decrease) in cash and cash equivalents	33,692	(5,802)	(8,827)
Cash and cash equivalents, beginning of period	8,304	14,106	22,933
Cash and cash equivalents, end of period	$41,996	$8,304	$14,106

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements

December 31, 2020

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

The Company

We are a financial services company specializing in fixed income markets and, more recently, the SPAC markets.  As of December 31, 2020, the Company had $2.77 billion in assets under management (“AUM”) of which $2.06 billion, was in collateralized debt obligations (“CDOs”). The remaining portion of AUM is from a diversified mix of Investment Vehicles (as defined herein).

In these financial statements, the “Company” refers to Cohen & Company Inc. and its subsidiaries on a consolidated basis.  Cohen & Company, LLC or the “Operating LLC” refers to the main operating subsidiary of the Company. “Cohen Brothers” refers to the pre-AFN Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “Cohen & Company Inc.” is used, it is referring to the parent company itself; “JVB Holdings” refers to J.V.B. Financial Holdings, LP; “JVB” refers to J.V.B. Financial Group LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary formerly regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom; “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a subsidiary regulated by the Central Bank of Ireland in Ireland;  and “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that was externally managed by CCFL.

The Company’s business is organized into the following three business segments.

Capital Markets: The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, matched book repurchase agreement (“repo”) financing, new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, asset backed securities (“ABS”), mortgage backed securities (“MBS”), residential mortgage backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, residential transition loans ("RTLs"), and other structured financial instruments. The Company also offers execution and brokerage services for equity products. The Company operates its capital markets activities primarily through its subsidiaries: JVB in the United States and CCFEL in Europe.

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

Principal Investing

•	Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value.
•	Income and loss earned on equity method investments.

The activities noted above were carried out through the following main operating subsidiaries of the Company as of December 31, 2020.

1.

Cohen & Company Financial Management, LLC (“CCFM”) is a wholly owned subsidiary of the Operating LLC and acts as asset manager and investment adviser to the Alesco I CDO, and the Alesco III through IX CDOs. Alesco CDOs invest in bank and insurance company TruPS as well as insurance company subordinated debt.  CCFM also manages the SPAC Funds and SPAC Series Funds.  See note 4.

2.

Dekania Capital Management, LLC (“DCM”) is a wholly owned subsidiary of the Operating LLC and acts as asset manager and investment adviser to the Company’s Dekania Europe II CDO and Dekania Europe III CDO.  The Dekania Europe II CDO and Dekania Europe III CDO invest primarily in financial institution TruPS and insurance company subordinated debt denominated in Euros.  DCM also manages the U.S. Insurance JV.

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

4.

CCFL was previously regulated by the United Kingdom Financial Conduct Authority (“FCA”).  CCFL in the past acted as asset manager and investment adviser to the Company’s Dekania Europe III CDO. CCFL also carried out certain of the Company’s Capital Markets business segment activities in Europe including brokerage, advisory, and new issue services. During 2020, CCFL reduced its permissions with the FCA and no longer is a regulated UK entity. As a result no capital requirement is necessary in the United Kingdom. The Company is in the process of dissolving CCFL.

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

6.

Cohen & Compagnie SAS (formerly Cohen Fréres SAS), the Company’s French subsidiary, acts as a credit research adviser to Dekania Capital Management, LLC, and CCFEL in analyzing the creditworthiness of insurance companies and financial institutions in Europe with respect to all assets included in the Dekania Europe CDOs and certain other Investment Vehicles.

7.	SPAC Sponsor Entities: A series of LLC's set up to pool investor funds and invest in private placements of Company sponsored special purpose acquisition companies ("SPACs"). See note 4.

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

As of December 31, 2018, the Company owned 67.60% of the economic and voting interests in the Operating LLC.  As a result of the issuance of additional equity interests in the Operating LLC during 2019 and the grant of a proxy from the owners of the additional equity interests, effective December 31, 2020 and 2019, the Company controlled 51.00% of the voting interest and owned 27.04% and 28.75%, respectively, of the economic interest of the Operating LLC.  Although the Company’s economic interests declined below 50%, it continues to consolidate the Operating LLC as it controls over 50% of the voting interests.  Earnings and loss are allocated to the Company and other members of the Operating LLC based on their economic interest rather than their voting interest. For the years ended December 31, 2020, 2019 and 2018, 72.96%, 71.25% and 32.4%, respectively, of the Operating LLC’s income or loss, were treated as a non-controlling interest as the result of the issuance of the additional equity interest in the Operating LLC during 2019. See notes 4, 21, and 31.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU requires that financial instruments recorded as assets and at amortized cost as well as certain securities accounted for as available for sale be presented at the net amount expected to be collected.  The ASU requires the recording of a valuation allowance that is deducted from amortized cost and is based on expected credit losses.  This ASU does not apply to financial assets carried at fair value.  Therefore, this ASU does not apply to any financial asset that the Company classifies as investments-trading; other investments, at fair value; trading securities sold, not yet purchased; and other investments sold, not yet purchased.  However, reverse repurchase agreements are not carried at fair value and fall within the scope of this ASU.  ASC 326-20-35-6 contains simplifying provisions that apply to reverse repurchase agreements.  Because the Company requires its reverse repurchase counterparty to provide liquid collateral at all times (which is continually adjusted based on current market values) at an amount greater than the carrying value of the reverse repurchase agreement, the Company is allowed to assume zero credit losses and no valuation allowance is recorded.   If, for some reason, the amount of collateral should fall below the carrying value of the reverse repurchase agreement, the total valuation allowance recorded is limited to that difference.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU eliminate Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The Company adopted the provisions of ASU 2017-04, effective January 1, 2020.  The Company recorded an impairment of goodwill for the twelve months ended December 31, 2020.  See note 13.  This impairment charge was not the result of the adoption of ASU 2017-04.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606.  The ASU provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. It accomplishes this by allowing organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard. The Company’s adoption of the provisions of ASU 2020-04, effective March 12, 2020 did not have an effect on the Company’s consolidated financial statements.  The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue standard.  The Company’s adoption of the provisions of ASU 2018-18, effective January 1, 2020 did not have an effect on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the burden in accounting for reference rate reform by providing optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.  The ASU is intended to help stakeholders during the global market-wide reference rate transition period and will be in effect for a limited time through December 31, 2022.  In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting be applied to derivatives that are affected by the discounting transition. Also, ASU 2021-01  amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition.  The Company’s adoption of the provisions of ASU 2020-04 and ASU 2021-01, effective March 12, 2020 did not have an effect on the Company’s consolidated financial statements.

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

When the Company acquires an investment for the purpose of earning a return rather than to support the Company’s trading or matched book repo operations, the Company classifies that investment as either other investments, at fair value or other investments sold, not yet purchased in the consolidated balance sheet and unrealized and realized gains will be included as a component of principal transactions and other income in the in the consolidated statement of operations.  Otherwise, the investment is classified as investments-trading or securities sold, not yet purchased in the consolidated balance sheet and unrealized and realized gains will be included as a component of net trading revenue in the in the consolidated statement of operations.

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

Other investments sold, not yet purchased

Other investments sold, not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. These investments differ from investments classified as trading securities sold, not yet purchased as they are either acquired for purposes of earning a return rather than to support the Company’s trading or matched book operations or they acquired as an economic hedge to investments classified as other investments, at fair value.  The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the statement of financial condition. Unrealized and realized gains and losses on trading securities sold, not yet purchased are recorded in net trading in the statement of operations.

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

Derivative financial instruments are recorded at fair value. If the derivative was entered into as part of the Company’s broker-dealer operations, it will be included as a component of investments-trading or trading securities sold, not yet purchased. If it is entered into as a hedge for another financial instrument included in other investments, at fair value then the derivative or as a speculative principal investment, it will be included as a component of other investments, at fair value or other investments sold, not yet purchased.

The Company may, from time to time, enter into derivatives to manage its risk exposures arising from (i) fluctuations in foreign currency rates with respect to the Company’s investments in foreign currency denominated investments; (ii)  the Company’s investments in interest sensitive investments; (iii) the Company's investments in equities; and (iv)  the Company’s facilitation of mortgage-backed trading. Derivatives entered into by the Company, from time to time, may include (a) foreign currency forward contracts; (b) purchase and sale agreements of TBAs and other forward agency MBS contracts; and (c) other extended settlement trades.

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

G. Receivables from and payables to brokers, dealers, and clearing agencies

Receivables from brokers, dealers, and clearing agencies may include amounts receivable for deposits placed with clearing agencies, funds in the Company’s accounts held with clearing agencies, and amounts receivable from securities or repo transactions that have failed to deliver.  Payables to brokers, dealers, and clearing agencies may include amounts payable from securities or repo transactions that have failed to receive as well as amounts borrowed from clearing agencies under margin loan arrangements.  In addition, receivables or payables arising from unsettled regular way trades is reflected on a net basis either as a component of receivables from or payables to brokers, dealers, and clearing agencies.  These receivables are subject to the requirements of ASU 2016-13 which potentially may require the recording of credit losses.  The Company’s trades and contracts are cleared through a clearing organization and settled daily between the clearing organization and the Company. Because of this daily settlement, the amount of unsettled credit exposures is limited to the amount owed the Company for a very short period of time.  The Company continually reviews the credit quality of its counterparties and has not experienced a default. As a result, the Company has not recorded a credit loss allowance on these receivables.  See note 6.

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

The Company measures its goodwill for impairment on an annual basis or when events indicate that goodwill may be impaired. The impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, any loss recognized would not exceed the total amount of goodwill, allocated to the reporting unit.  Any impairment loss is included in the consolidated statements of operations as impairment of goodwill and is included as a component of operating expense.

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

Effective June 1, 2019, the Company changed its accounting policy regarding the netting of reverse repo and repo transactions.  ASC 210 provides the option to present reverse repo and repo on a net basis if certain netting conditions are met.  Prior to this date, the Company utilized this option and presented repo and reverse repo on a net basis when these conditions were met.  As of June 1, 2019, all repo and reverse repo transactions are presented on a gross basis even if the underlying netting conditions are met. See note 2.

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

Principal transactions and other income

Principal transactions include all gains, losses, and income from financial instruments classified as other investments, at fair value and other investments sold, not yet purchased in the consolidated balance sheets.

Investments classified as other investments, at fair value and other investments sold, not yet purchased are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations or models from third-party pricing services, or, when independent broker quotations or market price quotations or models from third-party pricing services are unavailable, valuation models prepared by the Company’s management. These models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Dividend income is recognized on the ex-dividend date.

Other income /(loss) includes foreign currency gains and losses, interest earned on cash and cash equivalents, interest earned and losses incurred on notes receivable, and other miscellaneous income including revenue from revenue sharing arrangements.

O. Interest Expense, net

Interest expense incurred, other than interest income and expense included as a component of net trading is recorded on an accrual basis and presented in the consolidated statements of operations as a separate non-operating expense. See notes 19 and 20.

P. Leases

The Company leases office space, certain computer and related equipment and a vehicle under a noncancelable operating lease.  From time to time, the Company sub-leases office space to other tenants. Under the requirements of ASC 842, the company determines if an arrangement is a lease at the inception date of the contract.  The Company measures operating lease liabilities using an estimated incremental borrowing rate as there is no rate implicit in the Company’s operating lease arrangements.  An incremental borrowing rate was calculated for each operating lease based on the term of the lease, the U.S. Treasury term interest rate, and an estimated spread to borrow on a secured basis.

The Company adopted the provisions of the new guidance effective January 1, 2019.  The Company recorded the following:  (a) a right of use asset of $8,416, (b) a lease commitment liability of $8,860, (c) a reduction in retained earnings from cumulative effect of adoption of $20, (d) an increase in other receivables of $18, and (e) a reduction in other liabilities of $406. Subsequent to the adoption of ASU 842, all leases to which the Company was a  party remained classified as operating leases and rent expense was recognized on a straight-line basis and included as a component of business development, occupancy, and equipment in the consolidated statements of operations.

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

R. Equity-Based Compensation

The Company accounts for equity-based compensation issued to its employees using the fair value-based methodology prescribed by the provisions related to share-based payments included in FASB ASC 718, Compensation-Stock Compensation (“ASC 718”). In the periods presented herein, the Company has had three different types of grants that fall under ASC 718.

First, the Company sometimes grant to employees and directors restricted common stock in Cohen & Company Inc.  These grants vest over a period of time and only have service based vesting criteria.  In these cases, the Company determines the fair value of the grants by taking the closing stock price of Cohen & Company, Inc. on the grant date and multiplying it by the number of restricted shares granted.  The recipient is entitled to dividends during the vesting period but they are paid only if (and to the extent) the restricted share grant ultimately vests.  The Company recognizes the expense over the service period on a straight line basis.  The Company assumes no forfeitures up front and records forfeitures as they occur by reducing expense.

Second, the Company sometimes grants to employees operating units of the Operating LLC.  These grants also vest over a period of time and only have service based vesting criteria.  Because there is a fixed exchange ratio between units of the Operating LLC and shares of Cohen & Company Inc., the fair value of the grant is calculated by taking the closing stock price of Cohen & Company, Inc. on the grant date, adjusting for the exchange ratio, and then multiplying by the number of units of the Operating LLC granted.  The recipient is entitled to distributions during the vesting period but they are paid only if (and to the extent) the unit grant ultimately vests.  The Company recognizes the expense over the service period on a straight line basis.  The Company assumes no forfeitures up front and record forfeitures as they occur by reducing expense.

Third, employees sometimes invest in the membership interests of consolidated SPAC sponsor entities.  Because these entities are consolidated and the employees are investing in the consolidated company's non-controlling interest, these equity interests fall under ASC 718.  Generally, the employee invests a de-minimus amount and receives an allocation of the founders shares held by the sponsor entity.  The investment generally does not have any explicit vesting criteria associated with it.  Generally, the employee's investment will be worthless if the SPAC in which the sponsor entity has invested is liquidated and it will become worth something if the SPAC completes its business combination.  Therefore, the Company treats these grants as having a performance condition (i.e. the completion of the SPAC business combination).  Further, at the time of the investments, the Company treats this performance condition as being non-probable.  The effect of this is that the Company records no expense related to these investments until (and only if) the business combination is completed.  Upon completion of the business combination, the Company records compensation expense in an amount equal to the fair value of the grant.  The fair value of the grant is equal to the public trading price of the SPAC on the date of the grant adjusted for certain sale restrictions imposed on the shares the employee receives (generally, the shares are restricted for sale for some time period and subject to certain hurdle prices before they become freely tradeable).  The Company uses a Monte Carlo simulation model to determine the appropriate discount to place on shares that are subject to hurdle prices.  The compensation amount is recorded with an offsetting credit to non-controlling interest.  From that point forward, the shares received by the employee are treated as part of the non-controlling interest and allocated income, expense, gains, and losses accordingly until the applicable sponsor entity is liquidated or otherwise de-consolidated.

S. Accounting for Income Taxes

Cohen & Company Inc. is treated as a C corporation for United States federal and state income tax purposes.

The Company’s voting-controlled subsidiary, the Operating LLC, is treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which it does business. However, in the periods presented, the Operating LLC or its subsidiaries have been subject to entity level income taxes in the United Kingdom, Spain, France, New York City, and Philadelphia.

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

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such a determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial operations.  As shown in note 23 to the consolidated financial statements contained herein, the Company currently has significant recognized as well as unrecognized deferred tax assets. Deferred tax assets should only be recognized to the extent that we determine we can benefit in the future from the asset.  Generally, this determination is based on the Company's estimates of our ability to generate future taxable income.  This determination is complex and subject to judgment.  The determination is ongoing and subject to change. If the Company were to change this determination in the future, a significant deferred tax benefit or deferred tax expense would be recognized as a component of earnings.

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

V. Business Concentration

A substantial portion of the Company’s asset management revenues in a year may be derived from a small number of transactions. For the year ended December 31, 2020, the Company earned asset management revenue of $3,407 from CDOs and $5,352 from other investment funds.

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

Other investments, sold not purchased: These amounts are carried at fair value. The fair value is based on quoted market prices of an active exchange, independent broker market quotations, or valuation models when quotations are not available.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the AFN Merger and recorded at fair value as of that date. As of December 31, 2020, and 2019, the fair value of the Company’s debt was estimated to be $62,496 and $58,635, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the valuation hierarchy.

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

X. Investments in Special Purpose Acquisition Companies ("SPACs") Sponsor Entities

The Company invests in the sponsor entities of SPACs.  The sponsor entities are limited liability companies (each an "LLC") that pool their members' interests and invest in the private placement of a SPAC.  The SPAC will also raise funds in a public offering and seek to complete a business combination within an agreed upon time frame.  The SPAC will use the proceeds raised from the private placement to pay transaction and operating expenses during the period it is seeking a business combination.  The proceeds of the public offering are placed in an interest bearing trust and can only be used to complete the business combination.  Generally, the public investors must approve any business combination prior to its effectiveness.  If a business combination is not completed within the agreed upon time frame, the SPAC will liquidate and return the public investors' investment to them.  If there are funds remaining after liquidation, the sponsor entities may receive some portion of their investment back, but likely they will suffer a total loss of their investment.  If the business combination is completed, the sponsor entities private placement in the SPAC will entitle them to a combination of unrestricted common, restricted common, and (in some cases) warrants of the post-business combination SPAC (which is a publicly traded company).  The following summarizes the Company's accounting policies related to its investments in these entities:

•	The sponsor entities are LLCs that give all important decision making rights to their respective managing member. Furthermore, the other members of the LLC cannot replace the managing member. Accordingly, the Company has concluded that the sponsor entities are VIEs and the managing member has the power to direct its most important economic activities. In all cases where the Company is the managing member of a sponsor entity, it has also had a significant economic interest in such sponsor entity and therefore consolidates such sponsor entity.
•	In all cases where the Company has consolidated a sponsor entity, it has determined that the sponsor entity's private placement investment in the SPAC which it sponsors should be treated as an equity method investment during the SPAC's pre-business combination period. Furthermore, because of the difficulty of determining the fair value of such an investment in the SPAC's pre-business combination period, the Company has chosen to not elect fair value option.
•	If a SPAC completes its business combination, the sponsor entity's investment in the SPAC will be converted to a combination of unrestricted and restricted shares in the post-business combination SPAC. At this point (assuming the Company consolidates the sponsor entity), the Company will account for the shares received at fair value. It will reclassify any remaining equity method investment to other investments, at fair value and record principal transactions income for the difference. The Company will record non-controlling interest expense for the SPAC shares that are distributable to the non-controlling interest holders of the sponsor entity. The fair value of the unrestricted shares received is equal to the public trading price of the SPAC on the date of the business combination. The fair value of the restricted shares received is adjusted downwards from the public trading price for certain sale restrictions imposed (generally, they are restricted for sale for some time period and subject to certain hurdle prices before they become freely tradeable). The Company uses a Monte Carlo simulation model to determine the appropriate discount to place on shares that are subject to hurdle prices. In the case of a SPAC business combination where the Company consolidates the sponsor entity, generally there is also an equity-based compensation entry to be recorded at the date of the business combination. See equity-based compensation section above. The Company will continue to mark the sponsor entity's investment in the SPAC to market and record principal transactions income or loss and offsetting non-controlling interest income or expense until the sponsor entity itself distributes all of the SPAC shares it owns to its members and liquidates. At that point, the Company will hold the SPAC shares directly (rather than through a consolidated subsidiary) and will record principal transaction income and loss until the SPAC shares themselves are liquidated.
•	The Company will also invest in sponsor entities that it does not consolidate because it is not the managing member of such sponsor entity or otherwise does not have the power to direct the sponsor entity's most important activities. In these cases, the Company treats its investment in the sponsor entity as an equity method investment. Furthermore, because of the difficulty of determining the fair value of such an investment in the applicable SPAC's pre-business combination period, the Company has chosen to not elect fair value option.
•	If a SPAC completes a business combination and the Company has an equity method investment in the associated sponsor entity, the sponsor entity will record income equal to the difference between the fair value of the restricted and unrestricted shares it receives and the carrying value of its equity method investment in the SPAC. The Company will recognize its share of this gain as income from equity method affiliates. The sponsor entity will continue to mark its investment in the SPAC to market after the business combination and the Company will recognize its share of the change in fair value as income or loss from equity method affiliates. Once the sponsor entity distributes the Company's share of the SPAC shares it owns, the Company will reclassify its investment from investment in equity method affiliate to other investments, at fair value as the Company will hold the SPAC shares directly (rather than through an equity method investee). The Company will then record principal transactions income and loss until the SPAC shares themselves are liquidated.
•	If a SPAC liquidates and the Company has an investment in it (either directly in the case of consolidated sponsor entities or indirectly in the case of equity method sponsor entities), the Company will write off its remaining equity method balance and record loss on equity method investment. In the case of consolidated sponsor entities, the Company will also record an offsetting entry to non-controlling interest.

Y. Recent Accounting Developments

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

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs.  The ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for cash reporting period. This ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within fiscal years beginning after December 15, 2022.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In October 2020, the FASB issued 2020-10 Codification Improvements.  The ASU affects a wide variety of Topics in the Codification. The ASU, among other things, contains amendments that improve consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section.  Many of the amendments arose because the FASB provided an option to give certain information either on the face of the financial statements or in the notes to financial statements and that option only was included in the Other Presentation Matters Section of the Codification. The option to disclose information in the notes to financial statements should have been codified in the Disclosure Section as well as the Other Presentation Matters Section (or other Section of the Codification in which the option to disclose in the notes to financial statements appears). The amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

4. INSURANCE SPAC INVESTMENTS AND OTHER SIGNIFICANT EVENTS

Insurance SPAC Investments

Insurance Acquisition Corporation (the “Insurance SPAC”)

The Operating LLC is the manager of Insurance Acquisition Sponsor, LLC (“IAS”) and Dioptra Advisors, LLC (“Dioptra,” and, together with IAS, the “Insurance SPAC Sponsor Entities”). The Insurance SPAC Sponsor Entities were sponsors of Insurance Acquisition Corp. ("Insurance SPAC"), a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

On June 29, 2020, Insurance SPAC entered into an Agreement and Plan of Merger (the “Insurance SPAC Merger Agreement”) with IAC Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of Insurance SPAC (“Insurance SPAC Merger Sub”), and Shift Technologies, Inc., a Delaware corporation (“Shift”).  On October 13, 2020, Insurance SPAC Merger Sub was merged (the "Insurance SPAC Merger") with and into Shift.  In connection with the Insurance SPAC Merger, the Insurance SPAC changed its name from "Insurance Acquisition Corp." to "Shift Technologies, Inc." and, on October 15, 2020, the Insurance SPAC's NASDAQ trading symbol changed from "INSU" to "SFT."  The Insurance SPAC Merger was approved by the Insurance SPAC's stockholders at a special meeting of stockholders held on October 13, 2020.

Upon the closing of the Insurance SPAC Merger, the Insurance SPAC Sponsor Entities held 375,000 shares of Shift's Class A Common Stock, par value $0.0001 per share (“SFT Class A Common Stock”), and 187,500 warrants (“SFT Warrants”) to purchase an equal number of shares of SFT Class A Common Stock for $11.50 per share (such SFT Class A Common Stock and SFT Warrants, collectively, the “Placement Securities”) as a result of the 375,000 placement units which the Insurance SPAC Sponsor Entities had purchased in a private placement that occurred simultaneously with the Insurance SPAC’s initial public offering on March 22, 2019.  Further, upon the closing of the Insurance SPAC Merger, the Insurance SPAC Sponsor Entities collectively held an additional 4,497,525 shares of SFT Class A Common Stock as a result of its previous purchase of founder shares of the Insurance SPAC.  In general, when founders shares and placement shares are discussed as a group, the Company refers to them as Sponsor Shares.  Of the 375,000 placement units, 122,665 were allocable to the Operating LLC.  Of the 4,497,525 founders Shares, 2,019,721 were allocable to the Operating LLC.

As of the closing of the Insurance SPAC Merger, the Company continued to consolidate the Insurance SPAC Sponsor Entities. Prior to the closing, the Company treated the consolidated Insurance SPAC Sponsor Entities’ investment in the Insurance SPAC as an equity method investment.  Effective upon the closing of the Insurance SPAC Merger:

1.	The Company determined the fair value of the Sponsor Shares held by the Insurance SPAC Sponsor Entities.
2.

The Company reclassified the equity method investment to other investments, at fair value and recorded principal transactions and other income for the difference between the fair value of the Sponsor Shares held by the Insurance SPAC Sponsor Entities and the equity method investment balance immediately prior to the closing of the Insurance SPAC Merger.

3.

The Company then recorded non-controlling interest expense or compensation expense related to the Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC Sponsor Entities. If the non-controlling interest holder was an employee, the Company recorded the expense as equity-based compensation expense.  Otherwise, the expense was recorded as non-controlling interest expense.

Subsequent to the closing of the Insurance SPAC Merger, any change in the fair value of the shares held by the Insurance SPAC Sponsor Entities has been recorded as a component of principal transactions and other income.  The Company concurrently records a corresponding non-controlling interest entry related to the Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC Sponsor Entities.  No adjustment is made to the equity-based compensation expense recorded as of the closing of the Shift merger.  Rather, all post-merger changes in value related to Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC Sponsor Entities are recorded as non-controlling interest expense.

In December 2020, the Insurance SPAC Sponsor Entities distributed a portion of the Sponsor Shares held to the Operating LLC or other wholly owned subsidiaries of the Operating LLC, and the non-controlling interest holders, in a partial liquidating distribution of the Insurance SPAC Sponsor Entities.  For the Sponsor Shares the Company holds outside of the Insurance SPAC Sponsor Entities, the Company records principal transactions and other income for any change in their value.  In this case, there is no corresponding non-controlling interest income or expense.  The Company expects the Insurance SPAC Sponsor Entities to distribute all of their holdings of Sponsor Shares and fully liquidate the Insurance SPAC Sponsor Entities in the first quarter of 2021.

Concurrently with the closing of the Insurance SPAC Merger, a subsidiary of the Operating LLC, INSU Pipe Sponsor LLC, purchased 600,000 shares of SFT Class A Common Stock at a purchase price per share of $10.00 pursuant to a subscription agreement that such subsidiary executed at the time of the execution of the Insurance SPAC Merger Agreement. The Company's interest in INSU Pipe Sponsor LLC entitled it to an allocation of 350,000 shares of SFT Class A Common Stock.  During 2020, the Company consolidated INSU Pipe Sponsor LLC and recorded principal transactions and other income for the full 600,000 shares and then non-controlling interest expense or income for the 250,000 shares not owned by it.  In December 2020, SFT Class A Common Stock were registered for sale and INSU Pipe Sponsor LLC distributed the shares to the non-controlling interest holders resulting in INSU Pipe Sponsor LLC being 100% owned by the Operating LLC.  INSU Pipe Sponsor LLC was dissolved in the first quarter of 2021, and the Company's 350,000 shares were transferred to the Operating LLC.  The following table details the income statement impact of Insurance SPAC to the Company's operating results during 2020:

	Year Ended December 31, 2020
	Insurance SPAC Sponsor Entities	INSU Pipe Sponsor, LLC	Operating LLC	Total
Principal transactions and other income	$41,035	$(842)	$426	$40,619
Equity-based compensation	(11,700)	-	-	(11,700)
Other operating	(2)	-	-	(2)
Income / (loss) from equity method affiliates	(3,138)	-	-	(3,138)
Net income / (loss)	26,195	(842)	426	25,779
Less: Net (loss) income attributable to the non-controlling interest - Operating LLC	(9,328)	410	-	(8,918)
Net income / (loss) - Operating LLC	16,867	(432)	426	16,861
Less: Net income / (loss) attributable to the convertible non-controlling interest	12,205	(313)	308	12,200
Net income / (loss) attributable to Cohen & Company Inc.	$4,662	$(119)	$118	$4,661

As of December 31, 2020, the Operating LLC's total investment in Shift of $36,395 is included as a component of other investments, at fair value in the consolidated balance sheet.  Offsetting this is $1,337 included as other investments sold, not yet purchased and $16,686 of non-controlling interest in the consolidated balance sheet related to shares of Shift held in consolidated entities that are distributable to the non-controlling interest holders.  Therefore, the Operating LLC's share of the consolidated investment in Shift as of December 31, 2020 was $18,372.

INSU Acquisition Corp II ("Insurance SPAC II")

The Operating LLC, is the manager of Insurance Acquisition Sponsor II, LLC (“IAS II”) and Dioptra Advisors II, LLC (“Dioptra II” and, together with IAS II, the “Insurance SPAC II Sponsor Entities”). The Insurance SPAC II Sponsor Entities are sponsors of INSU Acquisition Corp. II (“Insurance SPAC II”), a blank check company that sought to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (each a “Insurance SPAC II Business Combination”).

On November 24, 2020, Insurance SPAC II entered into an Agreement and Plan of Merger (the “Insurance SPAC II Merger Agreement”) with INSU II Merger Sub Corp., a Delaware corporation and direct wholly owned subsidiary of Insurance SPAC  II (“Insurance SPAC II Merger Sub”), and MetroMile, Inc., a Delaware corporation (currently named MetroMile Operating Company)(“MetroMile”). The Insurance SPAC II Merger Agreement provides for, among other things, the acquisition of MetroMile by Insurance SPAC II pursuant to the proposed merger of Insurance SPAC II Merger Sub with and into MetroMile with MetroMile continuing as the surviving entity and a direct wholly owned subsidiary of Insurance SPAC II (the “Insurance SPAC II Merger”).  On February 9, 2021, the Insurance SPAC II Merger was consummated and Insurance SPAC II changed its name to MetroMile.

Upon completion of the Insurance SPAC II Merger, the Insurance SPAC II Sponsor Entities received a total of 6,669,667 founder shares and 452,500 placement units.

Each placement unit consists of one share of Insurance SPAC II Common Stock and one-third of one warrant (the “Insurance SPAC II Warrant”).  Each whole Insurance SPAC II Warrant entitles the holder to purchase one share of Insurance SPAC II Common Stock for $11.50 per share.  Of the 6,669,667 founders shares, (i) 1,569,333 founder shares are freely transferable and saleable at the closing as of the Insurance SPAC II Merger, (ii) 2,550,167 founder shares will become transferable and saleable at such time as MetroMile's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days; (iii) 2,550,167 founder shares will become transferable and saleable at such time as MetroMile's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days.

The Company currently consolidates the Insurance SPAC II Sponsor Entities and prior to the Insurance SPAC II Merger treated its investment in the Insurance SPAC II as an equity method investment.  Effective upon the closing of the Insurance SPAC II Merger on February 9, 2021, the Company reclassified its equity method investment in the Insurance SPAC II to other investments, at fair value and adopted fair value accounting for the investment in MetroMile, resulting in an amount of principal transaction revenue derived from the (i) the Sponsor Shares retained by the Insurance SPAC II Sponsor Entities described in the previous paragraph; (ii) the trading share price of MetroMile Common Stock and the MetroMile Warrants; and (iii) fair value discounts related to the share sale restrictions on the Sponsor Shares.  Upon recognition of the principal transaction revenue described above, the Company recorded non-controlling interest expense or compensation expense related to the amount of Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC II Sponsor Entities.  If the non-controlling interest holder is an employee of the Company, the expense is recorded as compensation.  Otherwise, the expense is non-controlling interest expense.

Of the Sponsor Shares retained by the Insurance SPAC II Sponsor Entities, the amount to be allocable to the Operating LLC is (i) 765,833 founder shares that are transferable and saleable at the closing of the Insurance SPAC II Merger, (ii) 1,244,479 founder shares that will become transferable and saleable at such time as MetroMile's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days; (iii) 1,244,479 founder shares that will become transferable and saleable at such time as MetroMile's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days.

 As of December 31, 2020, the Company had a total equity method investment in Insurance SPAC II of $4,064 which was included as a component of investment in equity method affiliates in the Company's consolidated balance sheet.  Offsetting this amount was non-controlling interest of $4,295 which was included as a component of non-controlling interest in the Company's consolidated balance sheet.  Therefore, the net carrying value of the Company's investment in Insurance SPAC II was $(231) as of December 31, 2020.

INSU Acquisition Corp III ("Insurance SPAC III")

The Operating LLC, is the manager of Insurance Acquisition Sponsor III, LLC (“IAS III”) and Dioptra Advisors III, LLC (together with IAS III, the “Insurance SPAC III Sponsor Entities”). On December 22, 2020, INSU Acquisition Corp III completed the sale of 25,000,000 units (the “Insurance SPAC III Units”) in its initial public offering which included 3,200,000 units issued pursuant to the underwriters’ over-allotment option.

Each Insurance SPAC III Unit consists of one share of Class A common stock, par value $0.0001 per share (“Insurance SPAC III Common Stock”), and one-third of one warrant (each, an “Insurance SPAC III Warrant”), where each whole Insurance SPAC III Warrant entitles the holder to purchase one share of Insurance SPAC III Common Stock for $11.50 per share. The Insurance SPAC III Units were sold in the IPO at an offering price of $10.00 per Unit, for gross proceeds of $250,000 (before underwriting discounts and commissions and offering expenses). Pursuant to the underwriting agreement in the IPO, Insurance SPAC III granted the underwriters in the IPO (the “Insurance SPAC III Underwriters”) a 45-day option to purchase up to 3,270,000 additional Insurance SPAC III Units solely to cover over-allotments, if any; and on December 21, 2020, the Insurance SPAC III Underwriters notified the Company that they were partially exercising the over-allotment option for 3,200,000 units and waiving the remainder of the over-allotment option. Immediately following the completion of the IPO, there were an aggregate of 34,100,000 shares of Insurance SPAC III Common Stock issued and outstanding. If the Insurance SPAC III fails to consummate a business combination within the first 24 months following the IPO, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets.

 The Insurance SPAC III Sponsor Entities purchased an aggregate of 575,000 of the placement units in a private placement that occurred simultaneously with the IPO for an aggregate of $5,750 or $10.00 per placement unit. Each placement unit consists of one share of Insurance SPAC III Common Stock and one-third of one warrant (the “Insurance SPAC III Placement Warrant”). The Insurance SPAC III placement units are identical to the Insurance SPAC III Units sold in the IPO except (i) the shares of Insurance SPAC III Common Stock issued as part of the placement units and the Insurance SPAC III  Warrants will not be redeemable by Insurance SPAC, III (ii) the Insurance SPAC III Warrants may be exercised by the holders on a cashless basis, and (iii) the shares of Insurance SPAC III Common Stock issued as part of the placement units, together with Insurance SPAC III Warrants, are entitled to certain registration rights. Subject to certain limited exceptions, the placement units (including the underlying Insurance SPAC III Warrants and Insurance SPAC III Common Stock and the shares of Insurance SPAC III Common Stock issuable upon exercise of Insurance SPAC III Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Insurance SPAC III's initial business combination.

A total of $250,000 of the net proceeds from the private placement and the IPO (including approximately $10,600 of the deferred underwriting commission from the IPO) were placed in a trust account. Except for the withdrawal of interest to pay taxes (or dissolution expenses if a business combination is not consummated), none of the funds held in the trust account will be released until the earlier of (i) the completion of  Insurance SPAC III's initial business combination, (ii) in connection with a stockholder vote to amend  Insurance SPAC III's amended and restated certificate of incorporation (A) to modify the substance or timing of the Insurance SPAC III's obligation to redeem 100% of its public shares if it does not complete an initial business combination within 24 months from the completion of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of all of the Insurance SPAC III’s public shares issued in the IPO if  Insurance SPAC III  is unable to consummate an initial business combination within 24 months from the completion of the IPO. If Insurance SPAC III does not complete a business combination within the first 24 months following the IPO, the placement units will expire worthless.

The Insurance SPAC III Sponsor Entities collectively hold 8,525,000 founder shares. Subject to certain limited exceptions, the founder shares will not be transferable or salable except (a) with respect to 25% of such shares, until consummation of a business combination, and (b) with respect to additional 25% tranches of such shares, when the closing price of Insurance SPAC III Common Stock exceeds $12.00, $13.50 and $17.00, respectively, for 20 out of any 30 consecutive trading days following the consummation of a business combination. Certain non-controlling interests in the Insurance SPAC III Sponsor Entities, including executive and key employees of the Operating LLC, purchased membership interests in the Insurance SPAC III Sponsor Entities and, in addition to having an interest in the Insurance SPAC III’s placement units discussed above, have an interest in Insurance SPAC III’s founder shares through such membership interests in the Insurance SPAC III Sponsor Entities. The number of the Insurance SPAC III’s founders shares in which such non-controlling interests in the Insurance SPAC III Sponsor Entities, including such executives and key employees of the Operating LLC, have an interest in through the Insurance SPAC III Sponsor Entities will not be finally and definitively determined until consummation of a business combination. The number of the Insurance SPAC III’s founder shares currently allocated to the Operating LLC is 4,467,500, but such number of founder shares will also not be finally and definitively determined until the consummation of a business combination.

The Operating LLC loaned to Insurance SPAC III approximately $71 to cover IPO expenses, which was repaid in full at the closing of the IPO. Insurance Acquisition Sponsor III and its affiliates, including the Operating LLC, have also committed to loan Insurance SPAC III up to an additional $810 to cover operating and acquisition related expenses following the IPO. These loans will bear no interest and, if the Insurance SPAC III consummates a business combination in the required time frame, the loans are to be repaid from the funds held in Insurance SPAC III’s trust account. If Insurance SPAC III does not consummate a business combination in the required time frame, no funds from Insurance SPAC III's trust account can be used to repay the loans.

As of December 31, 2020, the Company had a total equity method investment in Insurance SPAC III of $5,741 which was included as a component of investment in equity method affiliates in the Company's consolidated balance sheet.  Partially offsetting this amount was non-controlling interest of $5,416 which was included as a component of non-controlling interest in the Company's consolidated balance sheet.  Therefore, the net carrying value of our investment in Insurance SPAC III was $325 as of December 31, 2020.

Other Recent Events

COVID-19 / Impairment of Goodwill

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and worldwide. The spread of COVID-19 has caused significant volatility in domestic and international markets. There is on-going uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies.  While the Company cannot fully assess the impact COVID-19 will have on all of its operations at this time, there are certain impacts that the Company has identified:

●

The unprecedented volatility of the financial markets experienced since March 2020, has caused the Company to operate JVB at a lower level of leverage than prior to the pandemic.  Specifically, JVB has reduced the size of its GCF repo operations and the volume of its TBA trading.  The Company determined that at its pre-pandemic levels in these businesses, it was exposed to a higher level of counterparty credit risk and was experiencing too much volatility in its available liquidity to conservatively meet capital requirements and margin calls in these businesses.  The Company expects JVB to operate at lower volumes in both these businesses for an indefinite period of time, which could unfavorably impact the operating profitability of JVB.

●

The financial market volatility, as well as the reduction in volumes in the GCF repo and TBA businesses, that resulted from COVID-19 required the Company to reassess the goodwill it had recorded related to JVB under the guidance of ASC 350.  The Company determined that the fair value of JVB was less than the carrying value (including the goodwill).  As a result, the Company recorded an impairment loss of $7,883 for the year ended December 31, 2020.  See note 13.

●

JVB’s mortgage group’s operations are centered on serving the financial needs of mortgage originators and institutions that invest in mortgage backed securities.  Prolonged high unemployment could eventually impact mortgage originations and demand for and supply of mortgage backed securities, which may have a significant unfavorable impact on the revenue earned by JVB’s mortgage group.

In 2021, medical professionals developed COVID-19 vaccines and governments began to distribute them globally, which is expected to reduce virus spread and further aid economic recovery.  Despite the broad improvements, the Company will likely be impacted by the pandemic in other ways which the Company cannot reliably determine.  The Company will continue to monitor market conditions and respond accordingly.

The Company applied for and received a $2,166 loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.  The Company carefully considered the eligibility requirements for PPP loans as well as supplemental guidance regarding the PPP beyond the applicable statute issued from time to time by government agencies and certain government officials. The Company was eligible for a PPP loan because it had fewer than 100 employees. Further, although the Company is a publicly traded company and is listed on the NYSE American stock exchange, the Company’s market capitalization is small relative to many other publicly traded companies, and the Company believed that it did not have access to the public capital markets at the time we applied for the and received a loan under the PPP. In part due to the PPP loan, the Company does not anticipate any significant workforce reduction or reductions in compensation levels in the near future. However, the Company will continue to carefully monitor revenue levels to assess whether compensatory or other cost-cutting measures might be necessary. On September 23, 2020, the Company applied for forgiveness of the PPP loan.  As of the date of this report, the Company has not heard back regarding forgiveness of the PPP loan.  See note 20.

The 2020 Senior Notes

On January 31, 2020, the Operating LLC entered into a note purchase agreement with JKD Capital Partners I LTD, a New York corporation (“JKD Investor”), and RN Capital Solutions LLC, a Delaware limited liability company (“RNCS”).  The JKD Investor is owned by Jack DiMaio, the vice chairman of the Company’s board of directors, and his spouse.

Pursuant to the note purchase agreement, JKD Investor and RNCS each purchased a senior promissory note in the principal amount of $2,250 (for an aggregate investment of $4,500).  The senior promissory notes bear interest at a fixed rate of 12% per annum and mature on January 31, 2022.  On February 3, 2020, pursuant to the note purchase agreement, the Operating LLC used the proceeds received from the issuance of the senior promissory notes to the JKD Investor and RNCS to repay in full all amounts outstanding under the senior promissory note, dated September 25, 2019, issued by the Company to Pensco Trust Company, Custodian fbo Edward E. Cohen IRA in the principal amount of $4,386 (the “Cohen IRA Note”).  The Cohen IRA Note was included as a portion of the 2019 Senior Notes outstanding as of December 31, 2019.  The Cohen IRA Note was fully paid and extinguished on February 3, 2020.  Subsequent to this repayment, $2,400 of the 2019 Senior Notes remain outstanding and are held by EBC.  On September 25, 2020, the Company amended and restated the 2019 Senior Notes to extend the maturity date of the remaining $2,400 to September 25, 2021. See note 20.

DGC Trust/CBF Redeemable Financial Instrument

On September 29, 2017, the Operating LLC entered into an investment agreement with CBF (the “CBF Investment Agreement”) and with the DGC Family Fintech Trust (the “DGC Trust”), a trust established by Daniel G. Cohen (the “DGC Trust Investment Agreement”), pursuant to which CBF and the DGC Trust agreed to invest $8,000 and $2,000, respectively, into the Operating LLC.  As of September 25, 2020, the Company had outstanding investment balances of $6,500 and $2,000 related to the CBF Investment Agreement and the DGC Trust Investment Agreement, respectively.

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

On October 9, 2020 and effective October 15, 2020, the Operating LLC entered into Amendment No. 4 to Investment Agreement, which further amended the CBF Investment Agreement to, among other things, (A) decrease the “Investment Amount” under the CBF Investment Agreement from $6,500 to $4,000 in exchange for a one-time payment of $2,500 from the Operating LLC to CBF; and (B) provide that the term “Investment Return” (as defined in the CBF Investment Agreement) will mean an annual return equal to, (i) for any twelve-month period following September 29, 2020 (each, an “Annual Period”) in which the revenue of the business of JVB (“Revenue of the Business”), is greater than zero, the greater of 20% of the Investment Amount or 9.4% of the Revenue of the Business, or (ii) for any Annual Period in which the Revenue of the Business is zero or less than zero, 3.75% of the Investment Amount. Prior to the Investment Agreement Amendment, the term “Investment Return” under the CBF Investment Agreement was defined as (A) with respect to any Annual Period in which the Revenue of the Business was greater than zero, the greater of 20% of the Investment Amount or 15.2% of the Revenue of the Business, or (ii) for any Annual Period in which the Revenue of the Business was zero or less than zero, 3.75% of the Investment Amount.  The Company made the $2,500 payment to CBF on October 15, 2020.  Furthermore, subsequent to December 31, 2020, the Company gave notice to CBF that it intends to redeem the remaining $4,000 investment on or around March 31, 2021.  See note 19.

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

On March 19, 2020, ViaNova received a notice of default from LegacyTexas Bank regarding the LegacyTexas Credit Facility, stating that ViaNova’s unrestricted cash balance was less than the amount required.  Also, on March 19, 2020, ViaNova received notice from LegacyTexas Bank that it had suspended funding all “alternative” loans for all of their clients, including the RTL loans that are the subject of the LegacyTexas Credit Facility.  Since March 19, 2020, ViaNova has repaid all outstanding indebtedness under the LegacyTexas Credit Facility and stopped acquiring new RTLs.  On August 22, 2020, the Company sold its investment in ViaNova to the former managing director of ViaNova in exchange for the managing director's assumption of all of ViaNova's liabilities and a potential earn out of up to $500.  In conjunction with the sale, the Company transferred one RTL representing a par value of $2,300 and a fair value of $2,243 from ViaNova to JVB with a maturity date of January 1, 2021. The RTL was included in other investments, at fair value in the consolidated balance sheets as of December 31, 2020.  The RTL was repaid in full in 2021.

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

 Investment in CK Capital Partners B.V. and AOI

In December 2019, the Company acquired a 45% interest in CK Capital Partners B.V. (“CK Capital”), a private company incorporated in the Netherlands.  CK Capital provides asset and investment advisory services relating to real estate holdings.  The Company purchased this interest for $18 (of which $17 was purchased from an entity controlled by the Company’s chairman, Daniel G. Cohen).  In addition, the Company also acquired a 10% interest in Amersfoot Office Investment I Cooperatief U. A. (“AOI”), a real estate holding company, for $1 and subsequently invested $558 in AOI during 2019.  The investments in AOI and CK Capital Partners are included as equity method investments on the consolidated balance sheets.  See notes 12 and 31.

Securities Purchase Agreement – Purchase of IMXI shares

On December 30, 2019, the Company entered into a securities purchase agreement (the “SPA”) with Daniel G. Cohen, the Company’s chairman, and the “DGC Trust.  In connection with the SPA, the Company purchased 662,361 shares of International Money Express, Inc. (“IMXI”), an unrelated publicly traded company, in the aggregate from Mr. Cohen and the DGC Trust.  Of the 662,361 shares, 134,317 shares were unrestricted and 528,044 were subject to sale restrictions.  Of the restricted shares, 264,021 of the restricted shares become freely tradeable once IMXI’s share price equals or exceeds $15.00 per share for 20 out of 30 consecutive trading days or upon a change of control of IMXI.  The remaining 264,023 of restricted shares become freely tradeable once IMXI’s share price equals or exceed $17.00 per share for 20 out of 30 consecutive trading days or upon a change of control of IMXI.  IMXI’s share price closed at $11.89 on December 30, 2019.  In exchange for the IMXI shares, the Operating LLC issued 22,429,541 units of membership interests to Mr. Cohen and the DGC Trust.  These units of membership interests represent an equity interest in the Operating LLC.  The units of membership interests are redeemable and, if redeemed, Cohen & Company Inc. can determine to have the Operating LLC pay cash in exchange for the units or Cohen & Company Inc. may instead issue additional Common Shares on a 1 for 10 basis in exchange for the units.  Therefore, the units may be convertible into 2,242,954 Common Shares.  The Company obtained a third-party valuation of the IMXI shares and determined the value of these shares upon closing of the SPA was $7,779.  The Company recorded this transaction as an increase in other investments, at fair value of $7,779 and an increase in non-controlling interest of $7,779 in its consolidated financial statements.  In connection with the SPA, Cohen & Company Inc. issued 22,429,541 series F preferred shares to Mr. Cohen and the DGC Trust.  These preferred shares are non-economic voting only shares and are entitled to vote on matters on a 1 for 10 basis (i.e. the total votes represented by the series F preferred shares are 2,242,954).  The series F preferred shares do not participate in earnings or dividends.

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

Therefore, subsequent to the SPA and taking into account the SPA Proxy, Cohen & Company Inc. owned 28.75% of the economic interests of the Operating LLC and controls 51.00% of the voting interests of the Operating LLC.  Because Cohen & Company Inc. continues to maintain voting control of the Operating LLC, Cohen & Company Inc. will continue to consolidate the Operating LLC in its consolidated financial statements.  However, earnings shall be allocated to Cohen & Company Inc. and the other members of the Operating LLC based on their respective economic interests.  Accordingly, the non-controlling interest percentage reflected in the consolidated statement of operations will change from 32.22% immediately prior to the effectiveness of the SPA to 71.25% immediately subsequent to the effectiveness of the SPA.  See notes 3, 21, and 31.

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING
(Dollars in Thousands)

	For the Year Ended December 31,
	2020	2019	2018
Net realized gains / (losses)- trading inventory	$31,269	$24,118	$20,914
Net unrealized gains / (losses)-trading inventory	2,076	(1,320)	1,236
Gains and losses	33,345	22,798	22,150

Interest income-trading inventory	7,759	6,921	5,040
Interest income - RTLs	-	236	-
Interest income-receivables under resale agreements	98,710	176,336	67,846
Interest income	106,469	183,493	72,886

Interest expense-securities sold under agreement to repurchase	(65,030)	(164,851)	(63,707)
Interest expense-LegacyTexas Credit Facility	(39)	(100)	-
Interest expense-margin payable	(1,134)	(3,168)	(2,031)
Interest expense	(66,203)	(168,119)	(65,738)

Net trading	$73,611	$38,172	$29,298

 Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.

During 2019, RTLs were accounted for at lower of cost or market and included as a component of other assets and the interest income related to those loans was shown separately in the table above.  Effective January 1, 2020, in connection with the adoption of ASC 326, the Company began accounting for RTLs at fair value and included them as a component of investments-trading. Income earned on RTLs in included in interest income-trading inventory in the table above.  In conjunction with the sale of ViaNova, the Company retained one loan, a first mortgage loan on a residential property and transferred the loan to JVB.  As of December 31, 2020, this loan is included in other investments, at fair value on the consolidated balance sheets; subsequent income earned on this loan is included in principal transactions and other income in the consolidated statement of operations.

 See note 6 for discussion of margin payable. See note 11 for discussion of receivables under resale agreements and securities sold under agreements to repurchase.  See note 20 for discussion of LegacyTexas Credit Facility.

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	As of December 31,
	2020	2019
Deposits with clearing organizations	$250	$250
Unsettled regular way trades, net	2,961	12,170
Receivable from clearing organizations	49,706	83,712
Receivables from brokers, dealers, and clearing agencies	$52,917	$96,132

 Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	As of December 31,
	2020	2019
Margin payable	$156,678	$208,441
Due to clearing agent	-	32,820
Payables to brokers, dealers, and clearing agencies	$156,678	$241,261

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

Margin payable represents amounts borrowed from Pershing, LLC to finance the Company’s trading portfolio.  Substantially, all of the Company’s investments-trading and deposits with clearing organizations serve as collateral for the margin payable.  See note 5 for interest expense incurred on margin payable.

Due to clearing agent represents amounts due to Bank of New York under the Company’s intra-day and overnight lending facility supporting the GCF matched repo business.  See note 11.

7. OTHER RECEIVABLES

Other receivables consisted of the following.

OTHER RECEIVABLES
(Dollars in Thousands)

	As of December 31,
	2020	2019
Cash collateral due from counterparties	$225	$41,172
Asset management fees receivable	879	1,159
Accrued interest and dividend receivable	2,275	3,549
Revenue share receivable	125	150
Miscellaneous other receivables	425	595
Other receivables	$3,929	$46,625

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

Asset management fees receivables are of a routine and short-term nature. These amounts are generally accrued monthly and paid on a monthly or quarterly basis. See note 3-N regarding asset management fees accrued.

Accrued interest and dividends receivable represents interest and dividends accrued on the Company’s investment securities included as a component of investments-trading or other investments, at fair value. Interest payable on securities sold, not yet purchased or other investments sold, not yet purchased is included as a component of accounts payable and other liabilities. See note 17.

Revenue share receivable represents the amount due to the Company for the Company’s share of revenue generated from an entity in which the Company receives a share of the entity’s revenue. Other receivables represent other miscellaneous receivables that are of a short-term nature.

8. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-Trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	As of December 31,
	2020	2019
U.S. government agency MBS and CMOs	$162,031	$196,146
U.S. government agency debt securities	6,904	14,680
RMBS	14	15
U.S. Treasury securities	607	11,105
ABS	1	100
SBA loans	2,742	27,634
Corporate bonds and redeemable preferred stock	36,388	38,503
Foreign government bonds	659	844
Municipal bonds	19,400	13,737
Certificates of deposit	70	841
Derivatives	13,717	3,686
Equity securities	428	561
Investments-trading	$242,961	$307,852

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	As of December 31,
	2020	2019
U.S. Treasury securities	$3,348	$16,827
Corporate bonds and redeemable preferred stock	29,206	58,083
Municipal bonds	20	20
Derivatives	11,822	3,017
Equity securities	43	-
Trading securities sold, not yet purchased	$44,439	$77,947

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

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	As of December 31, 2020
	Cost	Carrying Value	Unrealized Gain / (Loss)
Equity securities	$15,605	$51,593	$35,988
Corporate bonds and redeemable preferred stock	479	476	(3)
Subordinated Notes	1,485	1,519	34
RTLs	2,243	2,300	57
U.S. Insurance JV	1,168	1,564	396
SPAC Funds	779	984	205
Residential loans	119	104	(15)
Other investments, at fair value	$21,878	$58,540	$36,662

OTHER INVESTMENTS SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	As of December 31, 2020
	Cost	Carrying Value	Unrealized Gain / (Loss)
Derivatives	$338	$233	105
Equity securities	7,223	7,182	41
Other investments sold, not yet purchased	$7,561	$7,415	$146

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	As of December 31, 2019
	Cost	Carrying Value	Unrealized Gain / (Loss)
Equity securities	$8,119	$8,875	$756
Corporate bonds and redeemable preferred stock	479	477	(2)
CLOs	2,894	2,522	(372)
U.S. Insurance JV	2,048	2,223	175
SPAC Funds	646	668	22
Residential loans	129	99	(30)
Other investments, at fair value	$14,315	$14,864	$549

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) of  $43,413, $1,080, and $2,616 related to changes in fair value of investments that are included as a component of other investments, at fair value during the years ended December 31, 2020, 2019, and 2018, respectively. The Company recognized net gains (losses) of  $1,063, $0, and $0 related to changes in fair value of investments that are included as a component of other investments, sold not purchased  during the years ended December 31, 2020, 2019, and 2018, respectively.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of December 31, 2020 and 2019 and indicates the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2020
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$162,031	$-	$162,031	$-
U.S. government agency debt securities	6,904	-	6,904	-
RMBS	14	-	14	-
U.S. Treasury securities	607	607	-	-
ABS	1	-	1	-
SBA loans	2,742	-	2,742	-
Corporate bonds and redeemable preferred stock	36,388	-	36,388	-
Foreign government bonds	659	-	659	-
Municipal bonds	19,400	-	19,400	-
Certificates of deposit	70	-	70	-
Derivatives	13,717	-	13,717	-
Equity securities	428	-	428	-
Total investments - trading	$242,961	$607	$242,354	$-

Other investments, at fair value:
Equity securities	$51,593	$17,422	$34,171	$-
Corporate bonds and redeemable preferred stock	476	-	476	-
Subordinated Notes	1,519	-	1,519	-
RTLs	2,300	-	2,300	-
Residential loans	104	-	104	-
	55,992	$17,422	$38,570	$-
Investments measured at NAV (1)	2,548
Total other investments, at fair value	$58,540

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$3,348	$3,348	$-	$-
Corporate bonds and redeemable preferred stock	29,206	-	29,206	-
Municipal bonds	20	-	20	-
Derivatives	11,822	-	11,822	-
Equity securities	43	43	-	-
Total trading securities sold, not yet purchased	$44,439	$3,391	$41,048	$-

Other investments, sold not yet purchased:
Derivatives	$233	$233	$-	$-
Equity securities	7,182	7,182	-	-
	$7,415	$7,415	$-	$-

(1)

As a practical expedient, the Company uses NAV (or its equivalent) to measure the fair value of its investments in the U.S. Insurance JV and the SPAC Fund.  The U.S. Insurance JV invests in USD denominated debt issued by small insurance and reinsurance companies.  The SPAC Fund invest in equity securities of SPACs.  According to ASC 820, these investments are not categorized within the valuation hierarchy.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2019
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$196,146	$-	$196,146	$-
U.S. government agency debt securities	14,680	-	14,680	-
RMBS	15	-	15	-
U.S. Treasury securities	11,105	11,105	-	-
ABS	100	-	100	-
SBA loans	27,634	-	27,634	-
Corporate bonds and redeemable preferred stock	38,503	-	38,503	-
Foreign government bonds	844	-	844	-
Municipal bonds	13,737	-	13,737	-
Certificates of deposit	841	-	841	-
Derivatives	3,686	-	3,686	-
Equity securities	561	-	561	-
Total investments - trading	$307,852	$11,105	$296,747	$-

Other investments, at fair value:
Equity Securities	$8,875	$2,009	$6,866	$-
Corporate bonds and redeemable preferred stock	477	-	477	-
CLOs	2,522	-	-	2,522
Residential loans	99	-	99	-
	11,973	$2,009	$7,442	$2,522
Investments measured at NAV (1)	2,891
Total other investments, at fair value	$14,864

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$16,827	$16,827	$-	$-
Corporate bonds and redeemable preferred stock	58,083	-	58,083	-
Municipal bonds	20	-	20	-
Derivatives	3,017	-	3,017	-
Total trading securities sold, not yet purchased	$77,947	$16,827	$61,120	$-

(1)

As a practical expedient, the Company uses NAV per share (or its equivalent) to measure the fair value of its investments in the U.S. Insurance JV and the SPAC Fund.  The U.S. Insurance JV invests in USD denominated debt issued by small insurance and reinsurance companies.  The SPAC Fund invests in equity securities of SPACs.  According to FASB ASC 820, these investments are not categorized within the valuation hierarchy.

The following provides a brief description of the types of financial instruments the Company holds, the methodology for estimating fair value, and the level within the valuation hierarchy of the estimate. The discussion that follows applies regardless of whether the instrument is included in investments-trading; other investments, at fair value; other investments sold, not yet purchased; or trading securities sold, not yet purchased.

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

Equity Securities:  The fair value of equity securities that represent unrestricted investments in publicly traded companies and  (common or preferred shares, options, warrants, and other equity investments) exchange traded funds are determined using the closing price of the security as of the reporting date. These are securities that are traded on a recognized liquid exchange and the Company classifies their fair value within level 1 of the valuation hierarchy.

The fair value of equity securities that represent restricted investments in publicly traded companies are determined using the closing price of the underlying security at the reporting date adjusted for a discount in fair value due to the sale restriction.  If the restriction is based on the underlying security trading above certain threshold price for a certain period of time, the Company performs a Monte Carlo simulation to determine the appropriate discount.  If the restriction is only time based, the Company will use an internal model to value the shares.  These securities are classified within level 2 of the valuation hierarchy.

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

Subordinated Notes: The Company uses recently executed transactions or third-party quotations from independent pricing services to arrive at the fair value of its investments in subordinated notes. These valuations are based on a market approach. The Company generally classifies the fair value of these bonds within level 2 of the valuation hierarchy.

Derivatives:

Options

The Company may acquire publicly traded options from time to time.  These values are based on market prices in active markets and are generally valued as level 2 in the valuation hierarchy.

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

LEVEL 3 ROLLFORWARD
(Dollars in thousands)

	Year Ended December 31,
	2020	2019
Beginning of Period	$2,522	$2,756
Net trading	(57)	-
Gains & losses (1)	(604)	(123)
Accretion of income (1)	124	414
Purchases	638	-
Sales and returns of capital	(5,601)	(525)
Reclassification of RTLs	5,278	-
Transfer out of Level 3 (2)	(2,300)	-
End of Period	$-	$2,522

Change in unrealized gains / (losses) (3)	$-	$(4)

(1)	Gains and losses on and accretion of income on other investments, at fair value are recorded as a component of principal transactions and other income in the consolidated statements of operations.
(2)	RTL was reclassified from level 3 to level 2 due to availability of observable inputs.
(3)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

 The following tables provide the quantitative information about level 3 fair value measurements as December 31, 2019.

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in Thousands)

			Significant		Range of
	Fair Value	Valuation	Unobservable	Weighted	Significant
	December 31, 2019	Technique	Inputs	Average	Inputs
Assets
Other investments, at fair value
CLOs	$2,522	Discounted Cash Flow Model	Yield	17.9%	16.9% - 19.2%
			Duration (years)	5.8	5.3 - 6.5
			Default rate	2.0%	2.0% - 2.0%

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

Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of ASC 820 have been applied), which are measured at fair value on a recurring basis as of December 31, 2020 and 2019.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in thousands)

	December 31, 2020	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
U.S. Insurance JV (a)	$1,564	$1,567	N/A	N/A
SPAC Funds (b)	984	N/A	Quarterly after 1 year lock up	90 days
	$2,548

	December 31, 2019	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
U.S. Insurance JV (a)	$2,223	$817	N/A	N/A
SPAC Funds (b)	668	NA	Quarterly after 1 year lock up	90 days
	$2,891

N/A – Not applicable.

(b)	The U.S. Insurance JV invests in USD denominated debt issued by small and medium sized insurance and reinsurance companies.
(c)	The SPAC Funds invest in equity interests of SPACs.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company may, from time to time, enter into the following derivative instruments:

Options

The Company may acquire publicly traded options from time to time.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of December 31, 2020, and 2019, the Company had no outstanding foreign currency forward contracts.

EuroDollar Futures

The Company invests in floating rate investments that expose it to fluctuations in interest and, therefore, the Company may, from time to time, hedge such exposure using EuroDollar futures.  The Company carries the EuroDollar future contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets.  As of December 31, 2020, and 2019, the Company had no outstanding EuroDollar future contracts.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments—trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At December 31, 2020, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $1,706,834 and open TBA and other forward MBS sale agreements in the notional amount of $1,809,550. At December 31, 2019, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,773,000 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,874,194.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price.  At December 31, 2020, the Company had open forward purchase commitments in the notional amount of $365.  At December 31, 2019, the Company had open forward purchase commitments in the notional amount of $1,526.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) presented in the consolidated balance sheets as of December 31, 2020 and 2019.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

		As of December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Classification	2020	2019
TBA and other forward agency MBS	Investments-trading	$13,717	$3,686
Other extended settlement trades	Investments-trading	-	-
TBA and other forward agency MBS	Trading securities sold, not yet purchased	(11,822)	(3,017)
Other extended settlement trades	Trading securities sold, not yet purchased	-	-
Derivatives, publicly traded options	Other investments sold, not yet purchased	(233)	-
		$1,662	$669

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

		For the Year Ended December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments Under ASC 815	Income Statement Classification	2020	2019	2018
Foreign currency forward contracts	Revenues-principal transactions and other income	$-	$51	$87
Other extended settlement trades	Revenues-net trading	-	(70)	60
TBA and other forward agency MBS	Revenues-net trading	5,219	6,545	6,053
Derivatives, publicly traded options	Other investments sold, not yet purchased	105	-	-
		$5,324	$6,526	$6,200

11. COLLATERALIZED SECURITIES TRANSACTIONS

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

GCF Repo

In October 2017, the Company became a full netting member of the FICC’s Government Securities Division.  As a full netting member of the FICC, the Company has access to the FICC’s GCF repo service that provides netting and settlement services for repo transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities).  The Company began entering into matched book GCF repo transactions in November 2017.  The borrowers (the reverse repo counterparties) are a diverse group of financial institutions including hedge funds, registered investment funds, REITs, and other similar counterparties.  The lenders (the repo counterparties)  are the FICC and other large financial institutions.  The Company uses Bank of New York (“BONY”) as its settlement agent for its GCF repo matched book transactions.  The Company is considered self-clearing for this business. In connection with the Company’s full netting membership of the FICC, the Company agreed to establish and maintain a committed line of credit in a minimum amount of $25,000, which it entered into with Fifth Third Financial Bank, N.A. (FT Financial) on April 25, 2018.  This line of credit was subsequently amended.  On  October 28, 2020, the Company entered into a replacement credit facility with Byline Bank.  See note 20.

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

Repo Information

At December 31, 2020 and 2019, the Company held reverse repos of $5,716,343 and $7,500,002, respectively, and the fair value of securities and cash received as collateral under reverse repos was $5,885,656 and $7,769,693, respectively. As of December 31, 2020, and 2019, the reverse repo balance was comprised of receivables collateralized by 38 and 41 counterparties, respectively.

At December 31, 2020 and 2019, the Company had repos of $5,713,212 and $7,534,443, respectively, and the fair value of securities and cash collateral pledged as collateral under repos was $5,768,018  and $7,561,978, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

Intraday and Overnight Lending Facility

In conjunction with the Company’s GCF repo business, on October 19, 2018, the Company and BONY entered into an intraday lending facility.  The lending facility allows for BONY to advance funds to JVB in order to facilitate the settlement of GCF repo transactions.  The total committed amount at December 31, 2020 was $75,000.  The current termination date of this facility is October 15, 2021. It is expected that this facility will be renewed for successive 364-day periods provided that the Company continues its GCF matched book repo business.

The BONY lending facility is structured so that advances are generally repaid before the end of each business day.  However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan.  Intraday loans accrue interest at an annual rate of 0.12%.  Interest is charged based on the number of minutes in a day the advance is outstanding.  Overnight loans are charged interest at the base rate plus 3% on a daily basis.  The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time.  During the year ended December 31, 2020, the Company received no advances under the intraday lending facility.  During the year ended December 31, 2019, advances of $32,818 were made under this facility.  This draw plus accrued interest of $2, or $32,820, was outstanding as of December 31, 2019 and was included as a component of payable to brokers, dealers, and clearing agencies in the statement of financial condition. This amount was repaid in full in January 2020.

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

The gestation repo business has been and continues to be concentrated as to reverse repo counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of December 31, 2020, and 2019, the Company’s gestation reverse repos shown in the tables below represented balances from eleven and seven counterparties, respectively.  The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business (both gestation and GCF repo) was $33,980, $12,011, and $4,624 for the years ended December 31, 2020, 2019, and 2018, respectively.

Detail

Effective June 1, 2019, the Company changed its accounting policy regarding the netting of reverse repo and repo transactions.  ASC 210 provides the option to present reverse repo and repo on a net basis if certain netting conditions are met.  Prior to this date, the Company utilized this option and presented repo and reverse repo on a net basis when these conditions were met.  As of June 1, 2019, the Company changed its policy to present all repo and reverse repo transactions on a gross basis even if the underlying netting conditions are met.  The Company believes that the newly adopted accounting principle is preferable in the circumstances because it provides consistency for the accounting of all repo and reverse repos, as well as more information on the face of the financial statements. The amounts in the table below are presented on a gross basis.

As of December 31, 2020, the Company had outstanding reverse repos of $5,716,343  and repos of $5,713,212.  Included in these amounts are outstanding reverse repos of $99,750 and repos of  $2,155,850 where the FICC was the Company’s counterparty to the transaction and which were subject to a master netting arrangement.   As of December 31, 2019, the Company had outstanding reverse repos of $7,500,002 and repos of $7,534,443.  Included in these amounts are outstanding reverse repos of $371,025 and repos of $5,138,712, where the FICC was the Company’s counterparty to the transaction and which were subject to a master netting arrangement.   The following tables summarize the remaining contractual maturity of the gross obligations under repos accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown.  All amounts as well as counterparty cash collateral (see notes 7 and 17) are subject to master netting arrangements.

Secured Borrowings
(Dollars in Thousands)
December 31, 2020

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. treasury and government agency MBS (GCF repo)	$1,946,890	$1,070,094	$-	$-	$3,016,984
MBS (gestation repo)	638,057	2,004,451	51,530	-	2,694,038
SBA loans	2,190				2,190
	$2,587,137	$3,074,545	$51,530	$-	$5,713,212

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. treasury and government agency MBS (GCF repo)	$871,805	$1,016,446	$1,091,609	$39,816	$3,019,676
MBS (gestation repo)	641,619	2,003,514	51,534	-	2,696,667
	$1,513,424	$3,019,960	$1,143,143	$39,816	$5,716,343

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

12.  INVESTMENTS IN EQUITY METHOD AFFILIATES

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

 The Company has certain equity method affiliates for which it has elected the fair value option.  Those investees are excluded from the table below.  Those investees are included as a component of other investments, at fair value in the consolidated balance sheets.  All gains and losses (unrealized and realized) from securities classified as other investments, at fair value in the consolidated balance sheets are recorded as a component of principal transactions and other income in the consolidated statement of operations

The following table summarizes the activities and earnings of the Company’s investments that are accounted for under the equity method. See note 4 and note 31.

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Insurance SPACs	SPAC Sponsor Entities	AOI	CK Capital	SPAC Series Funds	Total
December 31, 2018	$-	$-	$-	$-	$-	$-
Investments / advances	3,775	-	559	18	-	4,352
Distributions / repayments	-	-	-	-	-	-
Earnings / (loss) realized	(553)	-	-	-	-	(553)
December 31, 2019	3,222	-	559	18	-	3,799
Investments / advances	10,325	122	2,097	-	178	12,722
Distributions / repayments	(84)	-	-	-	-	(84)
Earnings / (loss) realized	(3,656)	(18)	360	278	81	(2,955)
December 31, 2020	$9,807	$104	$3,016	$296	$259	$13,482

The Insurance SPACs represent the Company's consolidated subsidiaries equity method investments in Insurance SPAC, Insurance SPAC II, and Insurance SPAC III.  See note 4.  The SPAC Sponsor Entities represent equity method investments in three different sponsor entities for SPACs not sponsored by the Company.  The Company's equity method investments in these sponsor entities entitles it to an allocation of 765,000 founders shares in the public company SPACs that these sponsor entities are invested in as of December 31, 2020.  See note 3-X for discussion of how these will be accounted for if the underlying SPACs complete a business combination or liquidate.  Furthermore, even if a business combination is completed the founders shares allocable to the Company may be adjusted significantly downward based on final negotiation with the business combination counterparty.

AOI is a company based in the Netherlands that invests in real estate.  CK Capital is a company based in the Netherlands that manages investments in real estate.  See note 4 and 31.

The SPAC Series Funds each invest in the membership interests of an individual sponsor entity.  The Company manages these funds and serves as general partner.  The Company invests in the SPAC Series Funds itself and also receives an allocation of the founders shares from each series fund is invested in connection with its role as general partner and manager.  Amounts paid by the Company in connection with receiving its allocation of founders shares are included in the table above along with the SPAC Series Funds.  As of December 31, 2020, the Company is entitled to receive a total allocation of 1,074,000 founders shares from three different series funds.  These allocations will be worthless if the underlying SPACs fail to complete their business combination and liquidate.  Furthermore, even if a business combination is completed the founders shares allocable to the Company may be adjusted significantly downward based on final negotiation with the business combination counterparty.

13. GOODWILL

Goodwill is comprised of the following.

GOODWILL
(Dollars in Thousands)

	As of December 31,
	2020	2019
AFN	$109	$109
JVB	-	7,883
Goodwill	$109	$7,992

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

The Company performed a valuation of JVB as of March 31, 2020 by applying equal weighting to both the income approach and the market approach.  Under the guidance of FASB ASC 350, the Company determined that the fair value of JVB was less than the carrying value (including the goodwill).  As a result, the Company recognized an impairment loss of $7,883 for the twelve months ended December 31, 2020. The impairment loss is included in the consolidated statements of operations as impairment of goodwill and is reflected as a component of operating expense.  The Company determined goodwill was not impaired as of January 1, 2019 and 2018.  See note 4.

AFN Goodwill

The annual impairment testing date for the AFN goodwill is October 1. The first testing date following the Merger was October 1, 2010. The Company determined the goodwill was not impaired as of 2020, 2019, and 2018.

 The Company concluded there was no triggering event for the goodwill related to AFN.

14. LEASES

As of December 31, 2020, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 7.9 years.  The weighted average discount rate for the leases was 5.43%. Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES
(Dollars in Thousands)

As of December 31, 2020
2021	1,116
2022	941
2023	955
2024	983
2025	983
Thereafter	3,112
Total	8,090
Less imputed interest	(1,559)
Lease obligation	$6,531

During the twelve months ended December 31, 2020 and 2019, total cash payments of $1,571 and $1,578, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets.

15. OTHER ASSETS

Other assets consisted of the following.

OTHER ASSETS
(Dollars in Thousands)

	As of December 31,
	2020	2019
Deferred costs	$248	$301
Prepaid expenses	964	796
Deposits	398	656
Miscellaneous other assets	255	275
RTLs	-	5,323
Furniture, equipment, and leasehold improvements, net	799	916
Intangible assets	166	166
Other assets	$2,830	$8,433

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

FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET
(Dollars in Thousands)

		As of December 31,
	Estimated Useful Lives (In Years)	2020	2019
Furniture and equipment	3 to 5	$1,250	$1,042
Leasehold improvements	5 to 10	869	855
		2,119	1,897
Accumulated depreciation		(1,320)	(981)
Furniture, equipment, and leasehold improvements, net		$799	$916

For the year ended December 31, 2020, the Company wrote-off fully depreciated furniture and equipment and leasehold improvements of $0.

The Company recognized depreciation and amortization expense of $334, $318, and $261 for the years ended December 31, 2020, 2019, and 2018, respectively, as a component of depreciation and amortization on the consolidated statements of operations, all of which represented depreciation of furniture, equipment, and leasehold improvements.

17. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	As of December 31,
	2020	2019
Accounts payable	$162	$362
Redeemable financial instruments accrued interest	316	403
Accrued income tax	99	-
Accrued interest payable	630	711
Accrued interest on securities sold, not yet purchased	435	914
Payroll taxes payable	1,048	729
Counterparty cash collateral	41,119	9,524
Accrued expense and other liabilities	2,442	7,652
Accounts payable and other liabilities	$46,251	$20,295

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

Consolidated VIEs

The Company determined it was the primary beneficiary of several VIEs and therefore has consolidated them.  The following table provides certain summary information regarding the consolidated VIEs:

	As of December 31,
	2020	2019
Cash and cash equivalents	$270	$-
Receivables	2,112	-
Other investments, at fair value	36,395	-
Investment in equity method affiliates	9,805	3,222
Non-controlling interest	(27,805)	(2,262)
Investment in consolidated VIEs	$20,777	$960

The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in consolidated VIEs shown in the table above plus certain obligations the Company has to fund additional working capital to the equity method investees of certain of the consolidated VIEs.  The total amount of working capital commitment was $1,560 and $750 as of December 31, 2020 and 2019 respectively.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value and investment in equity method affiliates in the consolidated balance sheets are unconsolidated investments in several VIEs.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of December 31, 2020,  there were $1,567 of unfunded investment commitments to VIEs in which the Company has invested and is not consolidating.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the years ended December 31, 2020 and 2019 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2020 and 2019.  See table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in unconsolidated VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 20) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at December 31, 2020 and 2019.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	As of December 31,
	2020	2019
Other investments, at fair value	$2,548	$5,413
Investments in equity method affiliates	363	-
Maximum Exposure	$2,911	$5,413

19.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in Thousands)

	As of December 31,
	2020	2019
JKD Investor	$7,957	$7,957
DGC Trust / CBF	4,000	8,500
ViaNova Capital Group, LLC	-	526
	$11,957	$16,983

JKD Capital Partners I LTD Amendment

On October 3, 2016, the Operating LLC entered into an investment agreement (the “JKD Investment Agreement”), by and between Operating LLC and JKD Investor, pursuant to which the JKD Investor agreed to invest up to $12,000 in the Operating LLC (the “JKD Investment”), $6,000 of which was invested upon the execution of the JKD Investment Agreement, an additional $1,000 was invested in January 2017, and an additional $1,268 was invested on January 9, 2019.  The JKD Investor is owned by Jack DiMaio, the vice chairman of the Company’s board of directors, and his spouse.

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

DGC Trust/ CBF Amendments

 Prior to September 30, 2019, the DGC Trust / CBF redeemable financial instruments were comprised of two separate agreements: the CBF Investment Agreement and the DGC Trust Investment Agreement.

The CBF Investment Agreement and the DGC Trust Investment Agreement were both amended on September 25, 2019 and again on December 4, 2019, with each amendment becoming effective October 1, 2019.  The amendments included the following amendments to each of the CBF Investment Agreement and the DGC Trust Investment Agreement:

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

On September 30, 2020, the Company redeemed the DGC Trust Investment Agreement in full by making payment of $2,000.

On October 9, 2020 and effective October 15, 2020, the Operating LLC entered into Amendment No. 4 to Investment Agreement, which further amended the CBF Investment Agreement to, among other things, (A) decrease the “Investment Amount” under the CBF Investment Agreement from $6,500 to $4,000 in exchange for a one-time payment of $2,500 from the Operating LLC to CBF; and (B) provide that the term “Investment Return” (as defined in the CBF Investment Agreement) will mean an annual return equal to, (i) for any twelve-month period following September 29, 2020 (each, an “Annual Period”) in which the revenue of the business of JVB (“Revenue of the Business”), is greater than zero, the greater of 20% of the Investment Amount or 9.4% of the Revenue of the Business, or (ii) for any Annual Period in which the Revenue of the Business is zero or less than zero, 3.75% of the Investment Amount. Prior to the Investment Agreement Amendment, the term “Investment Return” under the CBF Investment Agreement was defined as (A) with respect to any Annual Period in which the Revenue of the Business was greater than zero, the greater of 20% of the Investment Amount or 15.2% of the Revenue of the Business, or (ii) for any Annual Period in which the Revenue of the Business was zero or less than zero, 3.75% of the Investment Amount.  The Company made the $2,500 payment to CBF on October 15, 2020.  Subsequent to December 31, 2020, the Company notified CBF that intends to redeem the remaining balance on or about March 31, 2021.

Via Nova Capital Group, LLC

On November 16, 2018 and effective as of November 19, 2018, the Operating LLC entered into an investment agreement (the “ViaNova Investment Agreement”) by and among Hancock Funding, LLC (“Hancock”), New Avenue Investments LLC (“New Avenue”), JVB, ViaNova, and the Operating LLC. Pursuant to the ViaNova Investment Agreement, Hancock, New Avenue, the Operating LLC, and JVB agreed to invest $500,  $250, $500, and $2,750, respectively, into ViaNova (collectively, the “ViaNova Investment”). Pursuant to the ViaNova Investment Agreement, Hancock, the Operating LLC, and JVB invested their respective portions of the ViaNova Investment into ViaNova prior to the effective date of the ViaNova Investment Agreement.  In February 2019, New Avenue invested $220 of its portion of the ViaNova Investment (i.e. $250). Hancock is owned by an employee of the Company. New Avenue is owned by a former employee of the Company.

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

20. DEBT

DETAIL OF DEBT
(Dollars in Thousands)

	As of December 31,
Description	2020	2019	Interest Rate Terms	Interest (4)	Maturity
Non-convertible debt:
12.00% senior notes (the "2020 Senior Notes")	$4,500	$-	Fixed	12.00%	January 2022
12.00% senior notes (the "2019 Senior Notes")	2,400	6,786	Fixed	12.00%	September 2021 (1)
PPP Loan	2,166	-	Fixed	1.00%	May 2022
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	15,000	15,000	Fixed	8.00%	March 2022 (2)
Less unamortized debt issuance costs	(401)	(703)
	14,599	14,297
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	4.21%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	4.37%	March 2035
Less unamortized discount	(24,690)	(25,124)
	23,435	23,001

ByLine Bank	-	-	Variable	N/A	October 2021
FT Financial Bank, N.A. Credit Facility	-	-	Variable	N/A	N/A

LegacyTexas Credit Facility	-	4,777	Variable	N/A	N/A
Total	$47,100	$48,861

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

(2)

The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount at any time prior to maturity into units of membership interests of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of membership interests of the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Cohen & Company Inc. common stock, par value $0.01 per share (“Common Stock”) on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units of membership interests and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.  See note 21.

(3)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of December 31, 2020 on a combined basis was 11.58% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

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

Pursuant to the note purchase agreement, JKD Investor and RNCS each purchased a senior promissory note in the principal amount of $2,250 (for an aggregate investment of $4,500).  The senior promissory notes bear interest at a fixed rate of 12% per annum and mature on January 31, 2022.  On February 3, 2020, pursuant to the note purchase agreement, the Operating LLC used the proceeds received from the issuance of the senior promissory notes to the JKD Investor and RNCS to repay in full all amounts outstanding under the senior promissory note, dated September 25, 2019, issued by the Company to Pensco Trust Company, Custodian fbo Edward E. Cohen IRA in the principal amount of $4,386 (the “Cohen IRA Note”).  The Cohen IRA Note was included as a portion of the 2019 Senior Notes outstanding as of December 31, 2019.  The Cohen IRA Note was fully paid and extinguished on February 3, 2020.  Subsequent to this repayment, $2,400 of the 2019 Senior Notes remain outstanding.

The 2019 Senior Notes

On September 25, 2019, the Company amended and restated the previously outstanding 2013 Convertible Notes, which were scheduled to mature on September 25, 2019.  The material terms and conditions of the 2013 Convertible Notes remained substantially the same, except that (i) the maturity date thereof was changed from September 25, 2019 to September 25, 2020; (ii) the conversion feature in the 2013 Convertible Notes was removed; (iii) the interest rate thereunder was changed from 8% per annum (9% in the event of certain events of default) to 12% per annum (13% in the event of certain events of default); and (iv) the restrictions regarding prepayment were removed.  The post amendment notes are referred to herein as the “2019 Senior Notes” and the pre-amendment notes are referred to herein as the “2013 Convertible Notes.” On September 25,2020, the 2019 Senior Notes were amended again to extend the maturity date from September 25, 2020 until September 25, 2021.  All other material terms and conditions of the 2019 Convertible Notes remained substantially the same.

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

The 2013 Convertible Notes

In connection with the investments by Mead Park Capital and EBC, as assignee of CBF, in September 2013, the Company issued $8,248 in aggregate principal amount of convertible senior promissory notes (the "2013 Convertible Notes").  The 2013 Convertible Notes accrued 8% interest per year, payable quarterly. As required under ASC 470, the Company accounted for the 2013 Convertible Notes as conventional convertible debt and did not allocate any amount of the proceeds to the embedded equity option.

The original maturity date of the 2013 Convertible Notes was September 25, 2018.  Immediately prior to maturity, the 2013 Convertible Notes were held by three holders.  On September 25, 2018, the Company paid one holder in full in the amount of $1,461.  The Company entered into amendments with the remaining two holders: Pensco Trust Company, Custodian fbo Edward E. Cohen and EBC.

Pursuant to the amendments to the 2013 Convertible Notes, (i) the maturity date of each of the outstanding 2013 Convertible Notes was extended from September 25, 2018 to September 25, 2019 and (ii) the conversion price under each of the outstanding 2013 Convertible Notes was reduced from $30.00 per share of Common Stock to $12.00 per share of Common Stock.

The amendments to the 2013 Convertible Notes provided that, until the Company’s stockholders approved the issuance of the shares of Common Stock issuable upon conversion of the 2013 Convertible Notes for purposes of Section 713 of the NYSE American’s Company Guide, the 2013 Convertible Notes may not be converted if such conversion would result in the Company issuing a number of shares of Common Stock that, when aggregated with any shares of Common Stock previously issued in connection with any conversion under the 2013 Convertible Notes, equals or exceeds, in the aggregate, 19.99% of the outstanding Common Stock as of September 25, 2018. In addition, the amendments to the 2013 Convertible Notes  provided that (i) the Company cause its stockholders to vote on a proposal (the “Stockholder Proposal”) regarding the issuance of the shares of Common Stock issuable upon conversion of the 2013 Convertible Notes for purposes of Section 713 of the NYSE American’s Company Guide at the 2019 annual meeting of the Company’s stockholders,  (ii) the Company  use its reasonable best efforts to solicit proxies for such stockholder approval, and (iii) the Company’s board of directors recommend to the Company’s stockholders that such stockholders approve the Stockholder Proposal. At the Company’s 2019 annual meeting of stockholders held on June 12, 2019, the Company’s stockholders approved the Company’s potential issuances of up to 379,785 shares of Common Stock pursuant to the 2013 Convertible Note held by Pensco Trust Company, Custodian fbo Edward E. Cohen and up to 207,834 shares of Common Stock pursuant to the 2013 Convertible Note held by EBC, in each case, in accordance with Section 713(a) of the NYSE American Company Guide.

On September 25, 2019, the 2019 Senior Notes amended and restated the 2013 Convertible Notes as discussed above.

PPP Loan

On May 1, 2020, the Company qualified for and received a PPP loan pursuant to the PPP under the CARES Act and administered by the U.S. Small Business Association ("SBA"). The PPP loan is evidenced by a promissory note between the Company and FT Financial. The PPP loan bears interest at a fixed rate of 1.0% per year, with the first six months of interest deferred, has a term of two years and may be prepaid at any time without payment of any premium. The PPP loan is unsecured but guaranteed by the SBA.

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

In order to obtain forgiveness of the PPP loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements. While the Company currently believes that its use of the PPP loan proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain forgiveness of the PPP loan in whole or in part. The Company must repay any unforgiven principal amount of the PPP loan, with interest, on a monthly basis following the deferral period.  On September 23, 2020, the Company applied for forgiveness of the PPP loan.  As of the date of this report, the Company had not heard back regarding the forgiveness of the PPP loan.

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

Loans under the LegacyTexas Credit Facility bore interest at a per annum rate equal to LIBOR (with a floor of 1.50%) plus 4.0% (for residential transition loans) or 5.0% (for aged residential transition loans). Commencing  February 14, 2019, ViaNova became required to pay an undrawn commitment fee at a per annum rate equal to 0.25% of the undrawn portion of the $12,500 commitment under the LegacyTexas Credit Facility; provided, however, that such fee would be waived for any calendar month (i) in which the used portion for such month is equal to or greater than fifty percent (50%) of the $12,500 commitment amount, or (ii) the aggregate advances funded by LegacyTexas Bank for such calendar month are equal to or greater than the $12,500 commitment amount, as may be in effect from time to time.

Loans under the LegacyTexas Credit Facility were required to be used by ViaNova to provide funding for short-term mortgages to developers for the purchase and renovation of residential 1-4 family properties or to purchase such short-term mortgages from correspondents that originate such short-term mortgages.

The obligations of ViaNova under the LegacyTexas Credit Facility were secured by a lien on the mortgages financed by the LegacyTexas Credit Facility.  Further, pursuant to the terms of the LegacyTexas Credit Facility, ViaNova deposited cash in an amount equal to 2% of the $12,500 commitment amount in a non-interest-bearing account with LegacyTexas Bank as additional collateral.

The Company was subject to certain financial covenants in the LegacyTexas Credit Facility.  As of December 31, 2019, the Company was in compliance with all of these financial covenants.  On March 19, 2020, ViaNova received a notice of default from LegacyTexas Bank regarding the LegacyTexas Credit Facility, stating that ViaNova’s unrestricted cash balance was less than the amount required.  Also, on March 19, 2020, ViaNova received notice from LegacyTexas Bank that the Bank had suspended funding all “alternative” loans for all of their clients, including the RTLs that are the subject of the LegacyTexas Credit Facility with LegacyTexas Bank.  Since March 19, 2020 ViaNova has repaid all outstanding indebtedness under the LegacyTexas Credit Facility.  See note 4.

FT Bank Credit Facility

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

Loans under the 2018 FT LOC bore interest at a per annum rate equal to LIBOR plus 6.0%.  The Operating LLC was required to pay an undrawn commitment fee at a per annum rate equal to 0.50% of the undrawn portion of the FT Financial’ s $25,000 commitment under the 2018 FT LOC.  Pursuant to the 2018 FT LOC, all Loans must be used by JVB for working capital purposes and general liquidity of JVB.  Further, under the 2018 FT LOC, JVB may request a reduction of the $25,000 commitment amount in a minimum amount of $1,000 and multiples of $500 thereafter, upon not less than five days prior notice to FT Financial.

On January 29, 2019, the 2018 FT LOC was restructured.  The total commitment of the 2018 FT LOC was reduced from $25,000 to $7,500 and the maturity date was extended from April 10, 2020 to April 10, 2021.  The other material terms and conditions remained substantially identical.

As part of the restructuring, the Company entered into a new subordinated revolving note agreement (the “2019 FT Revolver”).  Under the 2019 FT Revolver, the Company could borrow up to $17,500 on a revolving basis in minimum amounts of $1,000 or any higher multiple of $500.  The 2019 FT Revolver bore interest at a per annum rate equal to LIBOR plus 6% and the Company was required to pay an undrawn commitment fee at a per annum rate equal to 0.50% per annum on any undrawn amounts. In addition, the Company paid a commitment fee equal to 0.75% (or $131) on April 10, 2020.  The maturity date for the 2019 FT Revolver was April 10, 2021.

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

The 2019 FT Revolver did not allow for additional draws after April 20, 2020.  During March 2020, the Company drew the full amount of $17,500 under the 2019 FT Revolver. On October 27, 2020, the Company cancelled both revolving lines of credit and fully repaid the $17,500 outstanding balance plus accrued interest.

Byline Bank

On October 28, 2020 (the “Effective Date”), the Company entered into a Loan Agreement (the “Loan Agreement”) with Byline Bank, as lender (the “Lender”), by and among the Lender, the Company, as a guarantor, and the Company’s subsidiaries, the Operating LLC and J.V.B. Financial Group Holdings, LP (“Holdings LP”), as guarantors, and JVB as borrower (the “Borrower”), and C&Co PrinceRidge Holdings, LP (“C&Co.”), pursuant to which the Lender agreed to make loans at the Borrower’s request from time to time in the aggregate amount of up to $7.5 million.

In addition, on the Effective Date, the Borrower and the Lender entered into a Revolving Note and Cash Subordination Agreement (the “Revolving Note and Cash Subordination Agreement,” and, together with the Loan Agreement, the “Byline Credit Facility”), pursuant to which, among other things, the Lender agreed to make loans at the Borrower’s request from time to time in the aggregate amount of up to $17.5 million. The Byline Credit Facility replaced the previous outstanding facility with FT Bank, the 2019 FT Revolver discussed above.

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

Loans under the Byline Credit Facility bear interest at a per annum rate equal to LIBOR plus 6.0%, provided that in no event can the interest rate be less than 7.0%. The Borrower is required to pay on a quarterly basis an undrawn commitment fee at a per annum rate equal to 0.50% of the undrawn portion of the Lender’s $25 million commitment under the Byline Credit Facility.  The Borrower is also required to pay on each anniversary of the Effective Date a commitment fee at a per annum rate equal to 0.50% of the Lender’s $25 million commitment under the Byline Credit Facility. Pursuant to the terms of the Byline Credit Facility, the Borrower paid to the Lender a commitment fee of $250 on the Effective Date.  Loans under the Byline Credit Facility must be used by the Borrower for working capital purposes and general liquidity of the Borrower. The Borrower may request a reduction in the Lender’s $25,000 commitment in a minimum amount of $1 million and multiples of $500 thereafter upon not less than five days’ prior notice to the Lender.  The obligations of the Borrower under the Byline Credit Facility are guaranteed by the Company, the Operating LLC and Holdings LP (collectively, the “Guarantors”), and are secured by a lien on all of Holdings LP’s property, including its 100% ownership interest in all of the outstanding membership interests of the Borrower.  Pursuant to the Byline Credit Facility, the Borrower and the Guarantors provide customary representations and warranties for a transaction of this type.

The Byline Credit Facility also includes customary covenants for a transaction of this type, including covenants limiting the indebtedness that can be incurred by the Borrower and Holdings LP and restricting the Borrower’s ability to make certain loans and investments. Additionally, the Borrower may not permit (i) the Borrower’s tangible net worth to be less than $80,000 at any time from October 29, 2020 through December 31, 2021, and $85,000 at any time thereafter; and (ii) the Borrower’s excess net capital to be less than $40,000 at any time. The Borrower and each Guarantor are also limited in their ability to repay certain of their existing outstanding indebtedness.  As of December 31, 2020, the Company was in compliance with all of the financial covenants.

The Byline Credit Facility contains customary events of default for a transaction of this type. If an event of default under the Byline Credit Facility occurs and is continuing, then the Lender may declare and cause all or any part of the Loans and all other liabilities outstanding under the Byline Credit Facility to become immediately due and payable.

The foregoing description of the Byline Credit Facility does not purport to be complete and is qualified in its entirety by reference to the full text of the Loan Agreement and the Revolving Note and Cash Subordination Agreement, copies of which are attached hereto as Exhibit 10.1 and Exhibit 10.2, respectively, and are incorporated herein by reference.  As of December 31, 2020, the Company had not drawn on the Byline Credit Facility.

Deferred Financing

The Company incurred $1,400 of deferred financing costs associated with the issuance of the 2017 Convertible Note and $670 of deferred financing costs associated with the issuance of the 2013 Convertible Notes.  These amounts were initially recorded as a discount on debt and are amortized to interest expense over the life of the notes under the effective interest method.

 The Company also incurred $272 of deferred financing costs associated with the Byline Credit Facility and $525 of deferred financing costs associated with the 2018 FT LOC.  These amounts were initially recorded as a component of other assets and are amortized to interest expense over the life of the line of credit using the straight-line method.  The Company recognized interest expense from deferred financing costs of $626, $509, and $552 for the years ended December 31, 2020, 2019, and 2018, respectively.

Interest Expense, Net

Interest expense incurred is shown in the table below by instrument for the years ended 2020, 2019, and 2018.

INTEREST EXPENSE
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Junior subordinated notes	$2,882	$3,457	$3,499
2020 Senior Notes	496	-
2017 Convertible Note	1,505	1,472	1,445
2013 Convertible Notes / 2019 Senior Notes	336	615	752
2018 FT LOC / 2019 FT Revolver/Byline Credit Facility	1,102	365	270
Redeemable Financial Instrument - DGC Trust / CBF	1,490	1,166	587
Redeemable Financial Instrument - JKD Investor	1,883	699	1,968
Redeemable Financial Instrument - ViaNova Capital Group, LLC	(105)	(190)	(34)
	$9,589	$7,584	$8,487

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

Preferred Stock

Series C Junior Participating Preferred Stock: Series C Junior Participating Preferred Stock (“Series C Preferred Stock”) was authorized by the Company’s board of directors in connection with the Stockholder Rights Plan discussed below. The Series C Preferred Stock has a par value of $0.001 per share and 10,000 shares were authorized as of December 31, 2020 and 2019.  The holders of Series C Preferred Stock are entitled to receive, when, as, and if declared by the Company’s board of directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September, and December in each year commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series C Preferred Stock. Dividends accrue and are cumulative. The holder of each share of Series C Preferred Stock is entitled to 10,000 votes on all matters submitted to a vote of the Company’s stockholders. Holders of Series C Preferred Stock are entitled to receive dividends, distributions or distributions upon liquidation, dissolution, or winding up of the Company in an amount equal to $100,000 per share of Series C Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions, whether or not declared, prior to payments made to holders of shares of stock ranking junior to the Series C Preferred Stock. The shares of Series C Preferred Stock are not redeemable. There were no shares of Series C Preferred Stock issued and outstanding as of December 31, 2020 and 2019.

Series E Voting Non-Convertible Preferred Stock:  Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof, to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every 10 shares of Series E Preferred Stock, the holders thereof are entitled to one vote on any such matter. Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock outstanding as of December 31, 2020. The Series E Preferred Stock held by Daniel G. Cohen gives him the same voting rights he would have if all of the Operating LLC units of membership interests held by him were exchanged for Common Stock on a ten for one basis and effectively gives him voting rights at the Company in the same proportion as his economic interest (as his units of membership interests of the Operating LLC do not carry voting rights at the Company level).  The Series E Preferred Stock effectively enables Daniel G. Cohen to exercise approximately 27.32% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2020 (in addition to the voting power he holds through his common share ownership and Series F Preferred Stock (defined below)).  The terms of the Series E Preferred Stock provide that, if the Company causes the redemption of or otherwise acquires any of the Operating LLC units owned by Daniel G. Cohen as of May 9, 2013, then the Company will redeem an equal number of shares of Series E Preferred Stock.  The Series E Preferred Stock is otherwise perpetual. As of December 31, 2020, there were 4,983,557 shares of Series E Preferred Stock issued and outstanding. See Non-Controlling Interest — Future Conversion / Redemption of Operating LLC Units below.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible (“Series F Preferred Stock”).  In conjunction with SPA, the Company issued 12,549,273 Series F Preferred Stock to Daniel G. Cohen and 9,880,268 Series F Preferred Stock to the DGC Trust.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote, together as a single class on all matters with respect to which a vote of the stockholders of the Corporation is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to (1) vote for every ten (10) shares of Series F Preferred Stock on each matter submitted to the Holders for their vote.  The Series F Preferred Stock held by Daniel G. Cohen and the DGC Trust give them the same voting rights they would have if all of the Operating LLC units of membership interests held by each were exchanged for Common Stock on a ten for one basis and effectively gives Daniel G. Cohen and the DGC Trust voting rights at the Company in the same proportion as their economic interest (as units of membership interests of the Operating LLC do not carry voting rights at the Company level).  The Series F Preferred Stock effectively enables Daniel G. Cohen  and the DGC Trust to exercise approximately 62.85% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2020 (in addition to the voting power held through his common share ownership and Series E Preferred Stock ownership).  As of December 31, 2020, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  See Non-Controlling Interest/ - Securities Purchase Agreement – Purchase of IMXI shares below.

Together, the Series E and Series F Preferred Stock enables Daniel G. Cohen and the DGC Trust to exercise approximately 67.41% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2020, in addition to the voting power held through Mr. Cohen’s common share ownership.

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

Net Share Settlement of Restricted Stock

The Company may, from time to time, net share settle equity-based awards for the payment of employees’ tax obligations to taxing authorities related to the vesting of such equity-based awards. The total shares withheld and retired are based on the value of the restricted award on the applicable vesting date as determined by the Company’s closing stock price. These net share settlements reduce the number of shares that would have otherwise been issued as a result of the vesting and do not represent an expense to the Company.

 Repurchases of Shares and Retirement of Treasury Stock

On December 21, 2020, August 31, 2020 and March 19, 2018, the Company entered into letter agreements (the “December 2020 Letter Agreement”, the "August 2020 Letter Agreement" and the “2018 Letter Agreement,” respectively and, together, the "10b5-1 Plan").  The December 2020 Letter Agreement and the August 2020 Letter Agreement were entered into with Piper Sandler & Co. and the 2018 Letter Agreement was entered into with Sandler O'Neill & Partners, L.P. (which, following a merger with Piper Jaffray, became Piper Sandler & Co. (the “Agent”)). The agreements authorized the Agent to use reasonable efforts to purchase, on the Company’s behalf, up to an aggregate maximum of $2,000 of Common Stock on any day that the NYSE American Stock Exchange was open for business. The December 2020 Letter Agreement became effective December 23, 2020 and is in effect until December 31, 2021.  The August 2020 Letter Agreement was in effect from August 31, 2020 until August 31, 2021 or until an aggregate purchase price of $2,000 shares had been purchased, which occurred on November 19, 2020. The 2018 Letter was in effect from March 19, 2018 until March 19, 2019.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan was designed to comply with Rule 10b5-1 under the Exchange Act.

During the twelve months ended December 31, 2020, pursuant to the 10b5-1 Plan, the Company repurchased 121,181 shares of Common Stock in the open market for a total purchase price of $2,143.

During the twelve months ended December 31, 2019, pursuant to the 10b5-1 Plan, the Company repurchased 7,890 shares of Common Stock in the open market for a total purchase price of $65.  In addition, in privately negotiated transactions, on October 21, 2019, the Company purchased 23,000 shares from a former member of the board of directors for $230 or $10.00 per share and on November 7, 2019, the Company purchased 1,000 shares from the chief financial officer for $5 or $4.50 per share.  See Note 31.

During the twelve months ended December 31, 2018 pursuant to the 10b5-1 Plan, the Company repurchased 57,526 shares of Common Stock in the open market for a total purchase price of $594. In addition, in privately negotiated transactions, on August 29, 2018, the Company purchased 17,555 shares of Common Stock for an aggregate purchase price of $176 or $10.00 per share from a former member of the board of directors who was a director at the time of the purchase. See note 31.

All of the repurchases noted above were completed using cash on hand.

Equity Distribution Agreement

On December 1, 2020, the Company entered into an Equity Distribution Agreement (the “Equity Agreement”) with Northland Securities, Inc. (trade name Northland Capital Markets), as sales agent (the “Sales Agent”), relating to the issuance and sale from time to time by the Company (the “ATM Program”), through the Sales Agent, of shares of the Common Stock, par value $0.01 per share, having an aggregate offering price of up to $75,000 (the “Shares”). Sales of the Shares, if any, under the Equity Agreement will be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), as agreed with the Sales Agent. In accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”), the Company is permitted to sell an aggregate of up to $5,108 in Shares under the Agreement, which represents one-third of the value of the Common Stock held by non-affiliates of the Company.

The Agreement includes customary representations, warranties and covenants by the Company and customary obligations of the parties and termination provisions. The Company has agreed to indemnify the Sales Agent against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the Sales Agent may be required to make with respect to any of those liabilities. The Company will pay the Sales Agent for sales of its common stock a commission of 2.5% of the gross offering proceeds of the Shares sold through the Sales Agent pursuant to the Equity Agreement.

The offering of the Common Stock pursuant to the Agreement will terminate upon the sale of all of the Shares pursuant to the Equity Agreement, unless sooner terminated in accordance with the terms and conditions of the Equity Agreement.

As of December 31, 2020, no shares have been sold under the Equity Agreement.

 Dividends and Distributions

During 2020, 2019, and 2018, the Company paid cash dividends on its outstanding Common Stock in the amount of $27, $519, and $966, respectively. Pro-rata distributions were made to the other members of the Operating LLC upon the payment of dividends to the Company’s stockholders. During 2020, 2019, and 2018, the Company paid cash distributions of $35, $213, and $426, respectively, to the holders of the non-controlling interest (that is, the members of the Operating LLC other than Cohen & Company Inc.).

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans.  JVB is subject to net capital restrictions imposed by the SEC and FINRA, which require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit the Company’s ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFEL is regulated by the CBI and must maintain certain minimum levels of capital. CCFL reduced its permissions with the FCA and is no longer a regulated entity. See note 25.

Shares Outstanding of Stockholders’ Equity of the Company

The following table summarizes share transactions that occurred in stockholders’  equity during the years ended December 31, 2020, 2019, and 2018.

ROLLFORWARD OF SHARES OUTSTANDING OF
COHEN & COMPANY INC.

	Common Stock	Restricted Stock	Total
December 31, 2017 (1)	1,136,090	76,932	1,213,022
Issuance of shares	-	-	-
Issuance as equity-based compensation	-	73,685	73,685
Vesting of shares	57,138	(57,138)	-
Shares withheld for employee taxes	(7,430)	-	(7,430)
Forfeiture / cancellation of restricted stock	-	-	-
Repurchase and retirement of common stock	(75,081)	-	(75,081)
December 31, 2018 (1)	1,110,717	93,479	1,204,196
Issuance of shares	-	-	-
Issuance as equity-based compensation	-	36,875	36,875
Vesting of shares	56,639	(56,639)	-
Shares withheld for employee taxes	(15,557)	-	(15,557)
Forfeiture / cancellation of restricted stock	-	-	-
Repurchase and retirement of common stock	(31,890)	-	(31,890)
December 31, 2019 (1)	1,119,909	73,715	1,193,624
Issuance of shares	-	-	-
Issuance as equity-based compensation	-	268,129	268,129
Vesting of shares	55,278	(55,278)	-
Shares withheld for employee taxes	(15,043)	-	(15,043)
Forfeiture / cancellation of restricted stock		-	-
Repurchase and retirement of common stock	(121,181)	-	(121,181)
December 31, 2020 (1)	1,038,963	286,566	1,325,529

(1)	Excludes remaining restricted units of Cohen & Company Inc. Common Stock. See note 22.

Convertible Non-Controlling Interest

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

In consideration for the issuance of the LLC Units and Series F Preferred Stock, Daniel G. Cohen transferred to the Operating LLC 370,881 shares of common stock, par value $.00001 per share (“IMXI Common Stock”), of International Money Express, Inc. (formerly FinTech Acquisition Corp. II) a Delaware corporation (“IMXI”), and the DGC Trust transferred to the Operating LLC an aggregate of 291,480 shares of IMXI common stock.  The aggregate number of IMXI shares transferred to the Operating LLC was 662,361, of which (a) 264,021 shares are subject to certain restrictions on transfer until the closing price per share of IMXI Common Stock (as reported by The NASDAQ Capital Market) exceeds $15.00 for any 20 trading days within a consecutive 30 trading day period or immediately upon certain change of control events involving IMXI, as set forth in the letter agreement, dated January 19, 2017 (the “Letter Agreement”), by and among IMXI, Daniel G. Cohen, the DGC Trust and the other parties named therein, and (b) 264,023 shares are subject to certain restrictions on transfer until the closing price per share of IMXI Common Stock (as reported by The NASDAQ Capital Market ("NASDAQ")) exceeds $17.00 for any 20 trading days within a consecutive 30 trading day period or immediately upon certain change of control events involving IMXI, as set forth in the Letter Agreement.

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

Future Conversion / Redemption of Operating LLC Units

Of the 28,028,631 Operating LLC units of membership interests not held by the Company as of December 31, 2020, Daniel G. Cohen, the Company’s chairman, individually and through CBF, a single member LLC, held 18,076,275 Operating LLC units of membership interests and the DGC Trust held 9,880,268.  Each Operating LLC membership unit is redeemable at the member’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the holder’s redemption notice, or (ii) at the Company’s option, for one share of the Common Stock for every 10 units subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Common Stock.

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

ROLLFORWARD OF UNITS OUTSTANDING OF
THE OPERATING LLC

	Cohen & Company Inc.	Daniel G. Cohen	DGC Trust	Others	Total
December 31, 2017	11,610,854	4,983,557	-	340,533	16,934,944
Issuance of Units under UIS, net	247,120	-	-	-	247,120
Repurchase and retirement of Common Stock	(750,810)	-	-	-	(750,810)
December 31, 2018	11,107,164	4,983,557	-	340,533	16,431,254
Issuance of Units under UIS, net	410,820	-	-	-	410,820
Issuance of Units for purchase of IMXI		12,549,273	9,880,268		22,429,541
Additional units purchased by Daniel G. Cohen		268,445		(268,445)	-
Repurchase and retirement of Common Stock	(318,900)	-	-	-	(318,900)
December 31, 2019	11,199,084	17,801,275	9,880,268	72,088	38,952,715
Issuance of Units under UIS, net	402,350	-	-	-	402,350
Issuance of Units as equity compensation	-	-	-	-	-
Additional units purchased by Daniel G. Cohen	-	275,000	-	-	275,000
Repurchase and retirement of Common Stock	(1,211,810)	-	-	-	(1,211,810)
December 31, 2020	10,389,624	18,076,275	9,880,268	72,088	38,418,255

The following table presents the impact to equity from Cohen & Company Inc.’s ownership interest in the Operating LLC.

	For the Year Ended December 31,
	2020	2019	2018
Net income / (loss) attributable to Cohen & Company Inc.	$14,205	$(2,054)	$(2,463)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc.'s paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	(1,765)	28	(217)
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from non-controlling interest	$12,440	$(2,026)	$(2,680)

Other Non-Controlling Interest

ROLLFORWARD OF NON-CONTROLLING INTERESTS
(Dollars in Thousands)

	Operating LLC	Insurance SPAC Sponsor Entities	Insurance SPAC II Sponsor Entities	Insurance SPAC III Sponsor Entities	INSU SPAC Pipe Sponsor LLC	Other	Total
December 31, 2017	$8,284	$-	$-	$-	$-	$-	$8,284
Non-controlling interest share of income / (loss)	(1,524)	-	-	-	-	-	(1,524)
OCI	(38)	-	-	-	-	-	(38)
Acquisition / (surrender) of additional units of consolidated subsidiary	195	-	-	-	-	-	195
Equity-based compensation	197	-	-	-	-	-	197
Reclass of Net share settlement	(24)	-	-	-	-	-	(24)
Distributions	(426)	-	-	-	-	-	(426)
December 31, 2018	$6,664	$-	$-	$-	$-	$-	$6,664
Investment	7,779	2,550	-	-	-	-	10,329
Non-controlling interest share of income / (loss)	(1,231)	(288)	-	-	-	-	(1,519)
OCI	1	-	-	-	-	-	1
Acquisition / (surrender) of additional units of consolidated subsidiary	(47)	-	-	-	-	-	(47)
Equity-based compensation	263	-	-	-	-	-	263
Reclass of Net share settlement	(41)	-	-	-	-	-	(41)
Distributions	(213)	-	-	-	-	-	(213)
December 31, 2019	$13,175	$2,262	$-	$-	$-	$-	$15,437
Investment	-	-	4,557	5,432	3,500	-	13,489
Non-controlling interest share of income / (loss)	14,200	9,328	(262)	(16)	(410)	1,408	24,248
OCI	103	-	-	-	-	-	103
Acquisition / (surrender) of additional units of consolidated subsidiary	1,706	-	-	-	-	-	1,706
Equity-based compensation	613	11,700	-	-		-	12,313
Net share settlement	(39)	-	-	-	-	-	(39)
Distributions	(35)	(6,604)			(3,090)	-	(9,729)
December 31, 2020	$29,723	$16,686	$4,295	$5,416	$-	$1,408	$57,528

22. EQUITY-BASED COMPENSATION

The following table summarizes the amounts the Company recognized as equity-based compensation expense including restricted stock, restricted units, membership units of consolidated sponsor entities and stock options. These amounts are included as a component of compensation and benefits in the consolidated statements of operations. The remaining unrecognized compensation expense related to unvested awards at December 31, 2020 was $7,360 and the weighted average period of time over which this expense will be recognized is approximately 3.1 years. The awards assume estimated forfeitures during the vesting period, which were updated to reflect the actual forfeitures that occurred during the relevant periods.

EQUITY-BASED COMPENSATION INCLUDED IN COMPENSATION AND BENEFITS
(Dollars in Thousands)

	For the Year Ended December 31,
	2020	2019	2018
Equity based compensation expense	$12,553	$744	$623
Non equity-based compensation expense	47,349	25,228	24,762
Total compensation and benefits	$59,902	$25,972	$25,385

The following table summarizes the equity-based compensation by plan.  Each plan is discussed in detail below.

DETAIL OF EQUITY-BASED COMPENSATION BY PLAN

	For the Year Ended December 31,
	2020	2019	2018
Restricted Stock or Units - 2006/2010 Plans	$635	$744	$623
Restricted Stock or Units - 2020 Plan	218	-	-
Membership interests in sponsor entities	11,700	-	-
Total equity-based compensation expense	$12,553	$744	$623

The Company’s 2020 Long-Term Incentive Plan – Restricted Common Stock, Restricted Units and Stock Options

 The Company's board of directors adopted the Cohen & Company Inc. 2020 Long-Term Incentive Plan (the“ 2020 Long Term Incentive Plan”) on April 7, 2020, which was approved by the Company’s stockholders at the Company’s annual meeting on June 18, 2020. The 2020 Long-Term Incentive Plan provides for the grant of stock options, restricted Common Stock, stock appreciation rights, and other share-based awards. The 2020 Long Term Incentive Plan is administered by the compensation committee of the Company’s board of directors. The maximum number of equity-based awards of the Company’s Common Stock authorized to be granted pursuant to these plans is limited to 600,000, of which 200,000 shares remain available to be issued as of December 31, 2020. No award may be granted under the 2020 Long Term Incentive Plan after April 7, 2030. The Company's 2010 Long- Term-Incentive Plan and the AFN 2006 Equity Plan expired in 2020 and there are no shares available to be issued under these plans.

Membership Interests of Consolidated Sponsor Entities

Employees sometimes invest in the membership interests of consolidated SPAC sponsor entities .  Because these entities are consolidated and the employees are investing in the consolidated company's non-controlling interest, these equity interests fall under ASC 718.  Generally, the employee invests a de-minimus amount and receives an allocation of the founders shares held by the sponsor entity.  The investment generally does not have any explicit vesting criteria associated with it.  Generally, the employee's investment will be worthless if the SPAC in which the sponsor entity has invested is liquidated and it will become worth something if the SPAC completes its business combination.  Therefore, the Company treats these grants as having a performance condition (i.e. the completion of the SPAC business combination).  Further, at the time of the investments, the Company treats this performance condition as being non-probable.  The effect of this is that the Company records no expense related to these investments until (and only if) the business combination is completed.  Upon completion of the business combination, the Company records compensation expense in an amount equal to the fair value of the grant.  The fair value of the grant is equal to the public trading price of the SPAC on the grant date adjusted for certain sale restrictions imposed on the shares the employee receives (generally, the shares are restricted for sale for some time period and subject to certain hurdle prices before they become freely tradeable).

RESTRICTED STOCK - SERVICE BASED VESTING

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at January 1, 2018	76,932	$12.38
Granted	73,685	10.45
Vested	(57,138)	12.10
Unvested at December 31, 2018	93,479	11.03
Granted	36,875	8.00
Vested	(56,639)	11.41
Unvested at December 31, 2019	73,715	9.22
Granted	268,129	14.65
Vested	(55,278)	9.63
Unvested at December 31, 2020	286,566	$14.23

OPERATING LLC RESTRICTED UNITS - SERVICE BASED VESTING

	Number of Restricted Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2018	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
December 31, 2018	-	-
Granted	550,000	0.80
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2019	550,000	0.80
Granted	2,508,080	1.54
Vested	(275,000)	0.80
Forfeited	-	-
Unvested at December 31, 2020	2,783,080	$1.46

The total fair value of all equity awards vested in each year based on the fair market value of the Common Stock on the vesting date during the years ended December 31, 2020, 2019, and 2018, was $290, $462, and $574, respectively.

The restricted shares and restricted units of Common Stock typically may vest either quarterly, annually, or at the end of a specified term on a straight-line basis over the remaining term of the awards, assuming the recipient is continuing in service to the Company at such date, and, in the case of performance-based equity awards, the performance thresholds have been attained. In the case of director grants, the equity awards have no performance or service conditions.  In the cases of graded vesting, the Company typically expenses the grant on a straight-line basis if only service conditions are present but expenses on a graded basis if performance-based conditions are present.

STOCK OPTIONS - SERVICE BASED VESTING

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Balance at January 1, 2018	319,286	$40.00	$7.00	0.9
Granted	-	-	-
Exercised	-	-	-
Forfeited	(300,000)	40.00	7.00
Balance at December 31, 2018	19,286	40.00	7.00	0.1
Granted	-	-	-
Exercised	-	-	-
Forfeited	(19,286)	40.00	7.00	-
Balance at December 31, 2019	-	-	-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Unvested at December 31, 2020	-	$-	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing stock price of the Common Stock.  As of December 31, 2020, no options were exercisable as they had all expired.

SPONSOR ENTITY MEMBERSHIP UNITS - PERFORMANCE BASED VESTING

	Membership Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2018	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
December 31, 2018	-	-
Granted	1,263,000	9.95
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2019	1,263,000	9.95
Granted	3,370,500	9.95
Vested	(1,175,339)	9.95
Forfeited	(87,661)	9.95
Unvested at December 31, 2020	3,370,500	$9.95

The total fair value of all equity awards vested in each year based on the fair market value of the membership units on the vesting date during the years ended December 31, 2020, 2019, and 2018, was $13,361, $0, and $0, respectively.

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

In connection with this revenue share arrangement, the Company issued 50,000 restricted units of Common Stock to the managing member of IIFC, which vest 1/3 when the Company receives $6,000 of cumulative revenue share payments, 1/3 when the Company receives $12,000 of cumulative revenue share payments, and 1/3 when the Company receives $18,000 of cumulative revenue share payments. In certain circumstances, the Company retains the right to deliver fixed amounts of cash to the managing member of IIFC as opposed to vested shares of Common Stock.  As of December 31, 2020, the Company had earned $3,178 under the revenue share arrangement.  On March 12, 2022, any remaining unvested restricted units expire.

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

INCOME TAX EXPENSE
(Dollars in Thousands)

	For the Year Ended December 31,
	2020	2019	2018
Current income tax expense (benefit)
Federal income tax expense (benefit)	$-	$(1)	$(29)
Foreign income tax expense (benefit)	122	156	26
State and local income tax expense (benefit)	86	-	-
	208	155	(3)
Deferred income tax expense (benefit)
Federal income tax expense (benefit)	(7,430)	(324)	(722)
Foreign income tax expense (benefit)	-	-	-
State and local income tax expense (benefit)	(1,447)	(354)	(116)
	(8,877)	(678)	(838)

Total	(8,669)	(523)	(841)

The components of income (loss) before income taxes is shown below.

INCOME (LOSS) BEFORE INCOME TAXES
(Dollars in Thousands)

	For the Year Ended December 31,
	2020	2019	2018
Domestic	$30,317	$(4,400)	$(3,864)
Foreign	(533)	304	(964)
Total	$29,784	$(4,096)	$(4,828)

The Company had no prepaid taxes in the consolidated balance sheet as of December 31, 2020 and 2019, respectively.

The expected income tax expense /(benefit) using the federal statutory rate differs from income tax expense / (benefit) pertaining to pre-tax income / (loss) as a result of the following for the years ended December 31, 2020, 2019, and 2018.

INCOME TAX RATE RECONCILIATION
(Dollars in Thousands)

	For the Year Ended December 31,
	2020	2019	2018
Federal statutory rate	$4,145	$(860)	$(1,014)
Pass thru impact	(2,945)	319	394
Deferred tax valuation allowance	(10,183)	153	17
State and local tax	192	(291)	(263)
Foreign tax	122	156	25
Total	$(8,669)	$(523)	$(841)

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

The components of the net deferred tax asset (liability) are as follows.

DEFERRED TAX ASSET AND LIABILITY
(Dollars in Thousands)

	As of December 31, 2020			As of December 31, 2019
	Asset	Liability	Net	Asset	Liability	Net
Federal net operating loss carry-forward	$20,579	$-	$20,579	$21,508	$-	$21,508
State net operating loss carry-forward	4,238	-	4,238	5,061	-	5,061
Federal capital loss carry-forward	7,311	-	7,311	47,027	-	47,027
Unrealized gain on debt	-	(5,670)	(5,670)	-	(7,911)	(7,911)
Investment in Operating LLC	14,402	-	14,402	24,569	-	24,569
Other	312	-	312	2,525	-	2,525
Gross deferred tax asset / (liability)	46,842	(5,670)	41,172	100,690	(7,911)	92,779
Less: valuation allowance	(33,775)	-	(33,775)	(94,118)	-	(94,118)
Net deferred tax asset / (liability)	$13,067	$(5,670)	$7,397	$6,572	$(7,911)	$(1,339)

As of December 31, 2020, the Company had a federal net operating loss (“NOL”) of approximately $97,995, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2029. The Company also had net capital losses (“NCLs”) in excess of capital gains of $34,815 as of December 31, 2020, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carryforward will begin to expire in 2021. No assurance can be made that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers.

The Company has determined that its NOL and NCL carryovers are not currently limited by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). However, the Company may experience an ownership change as defined in that section (“Ownership Change”) in the future.

If an Ownership Change were to occur in the future, the Company’s ability to use its NOLs, NCLs, and certain recognized built-in losses to reduce its taxable income in a future year would generally be limited to an annual amount (the “Section 382 Limitation”) equal to the fair value of the Company immediately prior to the Ownership Change multiplied by the “long term tax-exempt interest rate.” In the event of an Ownership Change, NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period, and such NOLs and NCLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 Limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss is fully utilized, the unused portion of that loss would be lost.  See discussion of stockholder rights plan in note 21.

Notwithstanding the facts that the Company has determined that the use of its remaining NOL and NCL carryforwards are not currently limited by Section 382 of the Code, the Company recorded a valuation allowance for a substantial portion of its NOLs and NCLs when calculating its net deferred tax liability as of December 31, 2020. The valuation allowance was recorded because the Company determined it is not more likely than not that it will realize these benefits.

During 2020, the Company recognized a significant deferred tax benefit.  The deferred tax benefit was a U.S. tax benefit, which was the result of the reduction in the valuation allowance applied against the Company's NOL and NCL tax assets.  Prior to 2020, the Company had concluded that due to its recent history of tax losses, it should only recognize its NOL asset to the extent the reversal of its deferred tax liability amounts could be scheduled against it.  For the NCL tax asset, it applied a full valuation allowance.  In 2020, the Company generated significant taxable income (both ordinary and capital) and expects to generate income going forward.  Accordingly, as of December 31, 2020, the Company adjusted the calculation of the valuation allowances applied against its NOL and NCL asset.  The Company now applies both the expected reversal of its deferred tax liability as well as an expected level of income based on 2020 actual results projected forward.  The recent improvement of the Company's operations was the result of income earned from the sponsorship of and investment in SPACs (mostly capital income) as well as improving operations of its other business lines (mostly operating income).  The Company will continue to reevaluate its operations on a quarterly basis and may make further adjustments to its tax valuation allowances going forward as is necessary.  These adjustments could be material and could result in additional tax benefit or tax expense.  These adjustments will only impact our deferred tax assets, liabilities, and expense or benefit.  The Company's current tax expense or benefit will not be impacted by these adjustments.

The Company had no unrecognized tax benefits in the periods presented.

The Company files tax returns in the U.S. federal jurisdiction, various states or local jurisdictions, the United Kingdom, Ireland, and France. With few exceptions, the Company is no longer subject to examination for years prior to 2015.

24. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table shows the components of other comprehensive income / (loss) and the tax effects allocated to other comprehensive income / (loss).  Accumulated OCI consists solely of foreign currency items.

ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) AND INCOME TAX EFFECT OF ITEMS ALLOCATED TO OTHER COMPREHENSIVE INCOME / (LOSS)
(Dollars in Thousands)

	OCI Items	Tax Effect	Total
December 31, 2017	$(850)	$-	$(850)
Change in foreign currency items	(80)	-	(80)
Other comprehensive income / (loss), net	(80)	-	(80)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	22	-	22
December 31, 2018	(908)	-	(908)
Change in foreign currency items	(3)	-	(3)
Other comprehensive income / (loss), net	(3)	-	(3)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(4)	-	(4)
December 31, 2019	(915)	-	(915)
Change in foreign currency items	35	-	35
Other comprehensive income / (loss), net	35	-	35
Acquisition / (surrender) of additional units in consolidated subsidiary, net	59	-	59
December 31, 2020	$(821)	$-	$(821)

25. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.

CCFEL, a subsidiary of the Company regulated by the CBI is subject to certain regulatory capital requirements in accordance with the Capital Requirements Regulation 575/2013 and applicable CBI requirements.

At December 31, 2019 CCFL, a subsidiary of the Company regulated by the FCA, was subject to the net liquid capital provision of the Financial Services and Markets Act 2000, GENPRU 2.140R to 2.1.57R, relating to financial prudence with regards to the European Investment Services Directive and the European Capital Adequacy Directive, which requires the maintenance of minimum liquid capital, as defined therein. CCFL cancelled its FCA license on November 25 2020; therefore it was not subject to maintain a minimum liquid capital as of December 31, 2020.

The following tables shows the actual net capital (in the case of the JVB) and actual net liquid capital (in the case of CCFL and CCFEL) as compared to the required amounts for the periods indicated.

STATUTORY NET CAPITAL REQUIREMENTS
(Dollars in thousands)

	As of December 31, 2020
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$66,803	$250	$66,553
CCFEL	2,023	707	1,316
Total	$68,826	$957	$67,869

	As of December 31, 2019
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$58,821	$565	$58,256
CCFEL	2,246	948	1,298
CCFL	543	182	361
Total	$61,610	$1,695	$59,915

26. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Year Ended December 31,
	2020	2019	2018
Net income / (loss) attributable to Cohen & Company Inc.	$14,205	$(2,054)	$(2,463)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	14,200	(1,231)	(1,524)
Add back: interest expense on 2017 Convertible Note, net of tax	1,162	-	-
Add / (deduct): Adjustment (2)	9,452	246	390
Net income / (loss) on a fully converted basis	$39,019	$(3,039)	$(3,597)

Weighted average common shares outstanding - Basic	1,131,085	1,136,574	1,152,073
Unrestricted Operating LLC units of membership interests exchangeable into Cohen & Company Inc. shares (1)	2,800,597	544,599	532,409
Restricted Units or shares	124,922	-	-
Contingent shares on the 2017 Convertible Note	1,034,483	-	-
Weighted average common shares outstanding - Diluted	5,091,087	1,681,173	1,684,482

Net income / (loss) per common share - Basic	$12.56	$(1.81)	$(2.14)

Net income / (loss) per common share - Diluted (3)	$7.66	$(1.81)	$(2.14)

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

(2)

An adjustment is included because the Company would have incurred a higher income tax expense or realized a higher income tax benefit if the Operating LLC units of membership interests had been converted at the beginning of the period.

(3)	Potentially diluted securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2020	2019	2018
2017 Convertible Note	-	1,034,483	1,034,483
2013 Convertible Notes	-	414,882	352,292
Restricted Common Stock	-	15,101	26,380
Restricted Operating LLC units	-	3,752	-
	-	1,468,218	1,413,155

27. RESERVE REQUIREMENTS

As of December 31, 2020, and 2019, JVB claims exemptions to the reserve requirements under Rule 15c3-3 of the Securities Exchange Act of 1934 under two separate exemptions.  First, because JVB does not carry securities accounts for their customers or perform custodial functions relating to customer securities and, therefore, qualifies for an exemption under Rule 15c3-3(k)(2)(ii).  Second, JVB qualifies for an exemption under Footnote 74 of the SEC Release No. 34-70073 because it limits its business activities to certain activities allowed under this exemption and it does not hold customer funds or securities, carry customer accounts, and does not carry PAB accounts.

28. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in several cities under agreements. As of December 31, 2020, future minimum commitments under these operating leases are as follows.

FUTURE LEASE COMMITMENTS
(Dollars in Thousands)

	Lease	Less: Sublease	Net Commitment
2021	$1,496	$(98)	$1,398
2022	1,188	-	1,188
2023	1,091	-	1,091
2024	1,055	-	1,055
2025	982	-	982
2026 and Thereafter	3,112	-	3,112
	$8,924	$(98)	$8,826

Rent expense for the years ended December 31, 2020, 2019, and 2018 was $1,521, $1,555, and $1,380, respectively, and was included in business development, occupancy, equipment expense in the consolidated statements of operations. Rent expense was recorded net of sublease income of $318, $280, and $226, for the year ended December 31, 2020, 2019, and 2018, respectively. The lease commitments noted above represent the actual cash commitments and will not necessarily match the amount of rent expense recorded in the consolidated statements of operations. See note 3.

Legal and Regulatory Proceedings

The Company’s U.S. broker-dealer subsidiary, JVB is a party to litigation commenced on August 7, 2019, in the Supreme Court of the State of New York under the caption VA Management, LP v. Odeon Capital Group LLC; Janney Montgomery Scott LLC; C&Co/PrinceRidge LLC; and JVB Financial Group LLC.  The plaintiff, VA Management, LP (f/k/a Visium Asset Management, LP) (“Visium”), alleges that the defendants, as third party broker-dealers, aided and abetted Visium’s portfolio managers’ breaches of their fiduciary duties by assisting in carrying out a fraudulent “mismarking scheme.”  Visium is seeking in excess of $1 billion in damages from the defendants including disgorgement of the compensation paid to Visium’s portfolio managers, restitution of and damages for the investigative and legal fees, administrative wind down costs, and regulatory penalties paid by Visium as a result of the “mismarking scheme,” direct and consequential damages for the destruction of Visium’s business, including lost profits and lost enterprise value, and attorneys’ fees and costs.  JVB and the other defendants filed a motion to dismiss the complaint in lieu of an answer on October 16, 2019.  On April 29, 2020, the Court issued a ruling denying the motions to dismiss filed by each of the defendants.  On May 20, 2020, JVB filed a Notice of Appeal with the Appellate Division of the Supreme Court, First Department. The other defendants also appealed. On July 13, 2020, JVB and the other defendants filed a joint appellate brief. On August 12, 2020, plaintiff filed its opposition brief. On August 21, 2020, JVB and the other defendants filed a joint reply brief. On December 10, 2020, the Appellate Division of the Supreme Court, First Department reversed the Court’s decision and granted the defendants motion to dismiss.  On January 11, 2021, Visium filed with the Court of Appeals of New York State a Motion for Leave to Appeal the decision of the Appellate Division.  On January 22, 2021, the defendants filed a joint Opposition to Motion for Leave to Appeal.

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

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2020
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Net trading	$73,611	$-	$-	$73,611	$-	$73,611
Asset management	-	8,759	-	8,759	-	8,759
New issue and advisory	2,234	-	-	2,234	-	2,234
Principal transactions and other income	3	639	44,864	45,506	-	45,506
Total revenues	75,848	9,398	44,864	130,110	-	130,110
Compensation and benefits	36,092	5,309	11,700	53,101	6,801	59,902
Other operating expense	12,546	2,042	168	14,756	5,241	19,997
Impairment of goodwill	7,883	-	-	7,883	-	7,883
Total operating expenses	56,521	7,351	11,868	75,740	12,042	87,782
Operating income / (loss)	19,327	2,047	32,996	54,370	(12,042)	42,328
Interest income (expense)	(997)	-	-	(997)	(8,592)	(9,589)
Income / (loss) from equity method affiliates	-	639	(3,594)	(2,955)	-	(2,955)
Income / (loss) before income taxes	18,330	2,686	29,402	50,418	(20,634)	29,784
Income tax expense / (benefit)	-	-	-	-	(8,669)	(8,669)
Net income / (loss)	18,330	2,686	29,402	50,418	(11,965)	38,453
Less: Net income / (loss) attributable to the non-controlling interest	-	1,408	8,640	10,048	14,200	24,248
Net income / (loss) attributable to Cohen & Company Inc.	$18,330	$1,278	$20,762	$40,370	$(26,165)	$14,205

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$18	$3	$-	$21	$313	$334

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2019
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Net trading	$38,172	$-	$-	$38,172	$-	$38,172
Asset management	-	7,560	-	7,560	-	7,560
New issue and advisory	1,831	-	-	1,831	-	1,831
Principal transactions and other income	1	530	1,572	2,103	-	2,103
Total revenues	40,004	8,090	1,572	49,666	-	49,666
Compensation and benefits	18,575	4,805	-	23,380	2,592	25,972
Other operating expense	12,257	2,456	399	15,112	4,541	19,653
Impairment of goodwill	-	-	-	-	-	-
Total operating expenses	30,832	7,261	399	38,492	7,133	45,625
Operating income / (loss)	9,172	829	1,173	11,174	(7,133)	4,041
Interest income (expense)	(175)	-	-	(175)	(7,409)	(7,584)
Income / (loss) from equity method affiliates	-	-	(553)	(553)	-	(553)
Income / (loss) before income taxes	8,997	829	620	10,446	(14,542)	(4,096)
Income tax expense / (benefit)	-	-	-	-	(523)	(523)
Net income / (loss)	8,997	829	620	10,446	(14,019)	(3,573)
Less: Net income / (loss) attributable to the non-controlling interest	-	-	(288)	(288)	(1,231)	(1,519)
Net income / (loss) attributable to Cohen & Company Inc.	$8,997	$829	$908	$10,734	$(12,788)	$(2,054)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$18	$3	$-	$21	$297	$318

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2018
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Net trading	$29,298	$-	$-	$29,298	$-	$29,298
Asset management	-	12,536	-	12,536	-	12,536
New issue and advisory	2,979	-	-	2,979	-	2,979
Principal transactions and other income	39	678	3,856	4,573	-	4,573
Total revenues	32,316	13,214	3,856	49,386	-	49,386
Salaries/Wages	17,539	4,571	321	22,431	2,954	25,385
Other Operating Expense	12,410	3,800	391	16,601	3,741	20,342
Impairment of goodwill	-	-	-	-	-	-
Total operating expenses	29,949	8,371	712	39,032	6,695	45,727
Operating income / (loss)	2,367	4,843	3,144	10,354	(6,695)	3,659
Interest income (expense)	(236)	-	-	(236)	(8,251)	(8,487)
Income / (loss) from equity method affiliates	-	-	-	-	-	-
Income / (loss) before income taxes	2,131	4,843	3,144	10,118	(14,946)	(4,828)
Income tax expense / (benefit)	-	-	-	-	(841)	(841)
Net income / (loss)	2,131	4,843	3,144	10,118	(14,105)	(3,987)
Less: Net income / (loss) attributable to the non-controlling interest	-	-	-	-	(1,524)	(1,524)
Net income / (loss) attributable to Cohen & Company Inc.	$2,131	$4,843	$3,144	$10,118	$(12,581)	$(2,463)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$48	$4	$-	$52	$209	$261

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

Balance Sheet Data
As of December 31, 2020
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Total Assets	$6,049,599	$1,540	$72,292	$6,123,431	$25,948	$6,149,379

Included within total assets:
Investments in equity method affiliates	$-	$-	$13,482	$13,482	$-	$13,482
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

Balance Sheet Data
As of December 31, 2019
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Total Assets	$7,968,491	$1,616	$18,689	$7,988,796	$12,828	$8,001,624

Included within total assets:
Investments in equity method affiliates	$-	$-	$3,799	$3,799	$-	$3,799
Goodwill (2)	$7,937	$55	$-	$7,992	$-	$7,992
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Total Revenues:
United States	$125,067	$43,772	$43,309
United Kingdom & Other	5,043	5,894	6,077
Total	$130,110	$49,666	$49,386

Long-lived assets attributable to an individual country, other than the United States, are not material.

30. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $8,711, $7,265, and $7,145 for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company paid income taxes of $234, $30, and $44 for the years ended December 31, 2020, 2019, and 2018, respectively, and received income tax refunds of $82,  $48, and $8 for the years ended December 31, 2020, 2019, and 2018, respectively.

In 2020, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered units of the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $1,765, a net increase of $59 in accumulated other comprehensive income, and an increase of $1,706 in non-controlling interest.  See note 21.

•

In conjunction with the sale of ViaNova on August 22, 2020, the Company transferred one RTL with a fair value of $2,243 to JVB.  As a result, the Company recorded an increase in other investments at fair value and corresponding decrease in other assets.  See note 21 and 31.

•	The Company recorded a $9,694 decrease to other investments, at fair value resulting from noncontrolling interest in-kind distributions.

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

As part of the Company's matched book repo operations, the Company enters into reverse repos with counterparties whereby it lends money and receives securities as collateral.  In accordance with ASC 860, the collateral securities are not recorded in the Company's consolidated balance sheets.  However, from time to time the Company will hold cash instead of securities as collateral for these transactions.  When the Company is provided cash as collateral for reverse repo transactions, the Company will make an entry to increase its cash and cash equivalents and to increase its other liabilities for the amount of cash received.  There are two main reasons the Company may receive collateral in the form of cash as opposed to securities.  First, when the value of the collateral securities the Company has in its possession declines, the Company will require the counterparty to provide it with additional collateral.  The Company will accept either cash or additional liquid securities.  Often, the Company's counterparties will provide it with cash as they may not have liquid securities readily available.  Second, from time to time, the Company's counterparties require a portion of the collateral securities in the Company's possession returned to them for operating purposes.  In such instances, the counterparty may not have substitute liquid securities available and will often provide the Company with cash as collateral instead.  It is important to note that when the Company receives cash as collateral, it is temporary in nature and the Company has an obligation to return that cash when the counterparty provides substitute liquid securities as collateral or otherwise satisfies their associated reverse repo obligation.  The Company is generally required to return any cash collateral the same business day that it receives substitute securities.  See note 11.

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

The following table illustrates the impact of changing collateral deposits had on cash from operations:

	Year Ended December 31,
	2020	2019	2018
Collateral deposit end of period	$41,119	$9,524	$4,277
Less: Collateral deposit beginning of period	9,524	4,277	1,219
Impact to cash flow from operations	$31,595	$5,247	$3,058

31. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the years ended December 31, 2020, 2019, and 2018. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repo agreements with TBBK as its counterparty.  As of December 31, 2020, and 2019, the Company had no repo agreements with TBBK as the counterparty therefore, no interest expense was incurred related to repo agreement with TBBK as it counterparty for the years ended December 31, 2020 and 2019.  The Company incurred interest expense related to repo agreements with TBBK as its counterparty in the amount of $1,708 for the year ended 2018.  This amount is included as a component of net trading revenue in the Company’s consolidated statements of operations and is not disclosed in the table at the end this section.

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

In December 2019, the Company acquired a 45% interest in CK Capital Partners B.V. ("CK Capital"). The Company purchased this interest for $18 (of which $17 was paid to an entity controlled by Daniel G. Cohen).  CK Capital is a private company incorporated in the Netherlands and provides asset and investment advisory services relating to real estate holdings.  In addition, the Company also acquired a 10% interest in Amerisfoot Office Investment I Cooperatief U.A. ("AOI"), a real estate holding company, for $1 from entities controlled by Daniel G. Cohen.  See notes 4 and 12.

CBF has been identified as a related party because (i) CBF is a non-controlling interest holder of the Company and (ii) CBF is wholly owned by Daniel G. Cohen. On September 29, 2017, CBF also invested $8,000 of the initial $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Trust / CBF pursuant to the CBF Investment Agreement.  The Company incurred interest expense on this instrument, which is disclosed as part of interest expense incurred in the table at the end of this section.  In October 2020 and 2019, payments of $2,500 and $1,500 were made by the Company to CBF, which reduced the redeemable financial instrument balance to $4,000.  See notes 19 and 20.

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

C. The Edward E. Cohen IRA

On August 28, 2015, $4,386 in principal amount of the 2013 Convertible Notes originally issued to Mead Park Capital in September 2013 was purchased by Pensco Trust Company, Custodian fbo Edward E. Cohenof which Edward E. Cohen is the benefactor.  Edward E. Cohen is the father of Daniel G. Cohen.  On September 25, 2019, the 2013 Convertible Notes were amended and restated by the 2019 Senior Notes. See note 20 for a description of amendments related to the 2019 Senior Notes and the 2013 Convertible Notes. On February 3, 2020, the $4,386 of the 2019 Senior Notes, representing all of the Senior Notes held by the Pensco Trust Company, Custodian fbo Edward E. Cohen were fully repaid. The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at the end of this section.

D. JKD Investor

The JKD Investor is an entity owned by Jack J. DiMaio, the vice chairman of the board of directors and vice chairman of the Operating LLC's board of managers and his spouse.  On October 3, 2016, JKD Investor invested $6,000 in the Operating LLC.  Additional investments were made in January 2017 and January 2019 in the amounts of $1,000 and $1,268, respectively.  See note 19. The interest expense on this investment is disclosed as part of interest expense incurred in the table at end of this section

On January 31, 2020, JKD Investor purchased $2,250 of the 2020 Senior Notes.  See note 20.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tale at the end of this section.

E. DGC Trust

DGC Trust was established by Daniel G. Cohen, chairman of the Company’s board of directors and chairman of the Operating LLC’s board of managers. Daniel G. Cohen does not have any voting or dispositive control of securities held in the interest of the trust.  The Company considers the DGC Trust a related party because it was established by Daniel G. Cohen.

On December 30, 2019, the DGC Trust contributed 291,480 shares of IMXI common stock with a fair value of $3,428 to the Operating LLC.  In exchange for these shares, the Operating LLC issued to the DGC Trust 9,880,268 newly issued units of membership interests in the Operating LLC and the Company issued to the DGC Trust 9,880,268 shares of newly issued Series F Preferred Stock.  The Company included the value of the shares of IMXI common stock in other investments, at fair value. See note 21.  In March 2017, the 2017 Convertible Note was issued to the DGC Trust.  See note 20.  The Company incurred interest expense on the 2017 Convertible Note, which is disclosed as part of interest expense incurred in the table below.  On September 29, 2017, the DGC Trust also invested $2,000 of the initial $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Trust / CBF pursuant to the DGC Trust Investment Agreement.  The Company redeemed the DGC Trust Redeemable Financial Instrument in fully by making payment of $2,000 on September 30, 2020.  See note 19.  Interest incurred on this instrument is disclosed in the table below.

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

G. FinTech Masala, LLC

FinTech Masala, LLC (formerly Bezuco Capital, LLC) is a related party because Betsy Cohen, the mother of Daniel G. Cohen, is a member of FinTech Masala, LLC.  Daniel G. Cohen is also a member of Fintech Masala, LLC.    The Company engaged Betsy Cohen as an agent of FinTech Masala, LLC as a consultant to provide certain services related to the Insurance SPAC. The Company agreed to pay a consultant fee of $1 per month, which commenced July 1, 2019 and continued through September 30, 2020.  Betsy Cohen made a $2 investment in the Insurance SPAC Sponsor Entities in March 2019 which is included as a component of non-controlling interest in the consolidated balance sheets.  The expense incurred by the Company for the consulting services provided by FinTech Masala, LLC are included within professional fees and operating expense in the consolidated income statement and are disclosed in the table below.

The Company engaged Betsy Cohen on behalf of FinTech Masala, LLC as a consultant to provide certain services related to the Insurance SPAC II. The Company agreed to pay a consultant fee of $1 per month, which commenced on October 1, 2020, and continues through (i) the date that is thirty days following the closing of the Insurance SPAC II ’s Initial Business Combination and (ii) the date on which the Company or Betsy Cohen terminates the consulting agreement.  Betsy Cohen made a $1 investment in the Insurance SPAC II Sponsor Entities  which is included as a component of non-controlling interest in the consolidated balance sheet.  The expense incurred by the Company for the consulting services provided by FinTech Masala, LLC is included within professional fees and operating expense in the consolidated income statement and are disclosed in the table below.

The Company has a sublease agreement for certain office space with FinTech Masala, LLC.  The Company received payments under this sublease agreement which payments are recorded as a reduction in rent expenses.  This sublease agreement commenced on August 1, 2018 and has a term that automatically renews for one year periods if not cancelled by either party upon 90 days’ notice prior to the end of the then-existing term.  The income earned pursuant to this sublease agreement is included as a reduction in rent expense in the consolidated statements of income and is disclosed in the table below.

 H.  Investment Vehicle and Other

CK Capital and AOI

CK Capital and AOI are related parties as they are equity method investments of the Company.  In December 2019, the Company acquired a 45% interest in CK Capital.  The Company purchased this interest for $18 (of which $17 was paid to an entity controlled by Daniel G. Cohen).  In addition, in December 2019, the Company also acquired a 10% interest in AOI, a real estate holding company, for $1 from entities controlled by Daniel G. Cohen.  Income earned, or loss incurred by the Company on the equity method investments in CK Capital and AOI is included in the tables below.  In accordance with the CK Capital shareholders agreement, the Company may receive fees for consulting services provided by the Company to CK Capital.  Any fees earned for such consulting services are included in principal transactions and other income in the table below. See Notes 4 and 12.

Insurance SPAC

 Prior to October 13, 2020, the date of the Insurance SPAC Merger, the Insurance SPAC was considered a related party as it was an equity method investment of the Company. The Operating LLC was the manager of the Insurance SPAC Sponsor Entities and the Company consolidated the Insurance SPAC Sponsor Entities. Prior to the Insurance SPAC Merger, the Company owned 26.5% of the equity in the Insurance SPAC. Income earned or losses incurred on equity method investment in the Insurance SPAC is included in the tables below. The Operating LLC and the Insurance SPAC entered into an administrative services agreement, dated March 19, 2019, pursuant to which the Operating LLC and the Insurance SPAC agreed that, commencing on the date that the Insurance SPAC’s securities were first listed on the NASDAQ Capital Market through the earlier of the Insurance SPAC’s consummation of a business combination and its liquidation, the Insurance SPAC would pay the Operating LLC $10 per month for certain office space, utilities, secretarial support, and administrative services.  Revenue earned by the Company from such administrative services agreement is included as part of principal transactions and other income in the tables below.  The Company also agreed to lend the Insurance SPAC $750 for operating and acquisition related expenses, of which $650 was borrowed by the Insurance SPAC from the Company. On October 13, 2020 in connection with the Insurance SPAC Merger, the Insurance SPAC made a payment of $650 to the Company extinguishing the loan balance in full.  See notes 4.

Insurance SPAC II

The Insurance SPAC II is a related party as it is an equity method investment of the Company.  The Operating LLC, is the manager of the Insurance SPAC II Sponsor entities and the Company consolidates the Insurance SPAC II Sponsor Entities. As of December 31, 2020, the non-controlling interests had invested $4,550 in Insurance SPAC II Sponsor Entities and owned 46.1% of the equity in Insurance SPAC II Sponsor Entities.  Income earned, or loss incurred on the equity method investment in the Insurance SPAC II is included in the table below.  The Operating LLC and the Insurance SPAC II entered into an administrative services agreement, dated September 2, 2020, pursuant to which the Operating LLC and the Insurance SPAC agreed that, commencing on the date that the Insurance SPAC II’s securities were first listed on the NASDAQ Capital Market through the earlier of the Insurance SPAC II’s consummation of a business combination and its liquidation, the Insurance SPAC II would pay the Operating LLC $20 per month for certain office space, utilities, secretarial support, and administrative services.  Revenue earned by the Company from such administrative services agreement is included as part of principal transactions and other income in the tables below.  The Company also agreed to lend the Insurance SPAC II $750 for operating and acquisition related expenses as a sponsor of Insurance SPAC II; no amounts have been borrowed as of December 31, 2020. See notes 4 and 12.

Insurance SPAC III

The Insurance SPAC III is a related party as it is an equity method investment of the Company.  The Operating LLC, is the manager of the Insurance SPAC III Sponsor entities and the Company consolidates the Insurance SPAC III Sponsor Entities. As of December 31, 2020, the non-controlling interest invested $5,775 in Insurance SPAC III Sponsor Entities and owns 49.5% of the equity in Insurance SPAC III Sponsor Entities. Income earned, or loss incurred on the equity method investment in the Insurance SPAC III is included in the table below.  The Operating LLC and the Insurance SPAC III entered into an administrative services agreement, dated December 17, 2020, pursuant to which the Operating LLC and the Insurance SPAC III agreed that, commencing on the date that the Insurance SPAC III’s securities were first listed on the NASDAQ Capital Market through the earlier of the Insurance SPAC III’s consummation of a business combination and its liquidation, the Insurance SPAC III would pay the Operating LLC $20 per month for certain office space, utilities, and shared personnel support as may be requested by Insurance SPAC III.  Revenue earned by the Company from the administrative services agreement is included as part of principal transactions and other income in the tables below. See notes 4 and 12.

SPAC Series Funds

The SPAC Series Funds are considered related parties because they are equity method investments of the Company.  As of December 31, 2020, the Company owned 7.6% in SPAC Series Funds.  Income earned or loss incurred on the equity method investment in the SPAC Series Funds is included in the tables below.

Sponsor Entities of Other SPACs

In general, a SPAC is initially funded by a sponsor and that sponsor invests in and receives private placement and founders shares of the SPAC.  The sponsor may be organized as a single legal entity or multiple entities under common control.  In either case, the entity or entities is referred in this section as the "sponsor" of the applicable SPAC.  The Company has had the following transactions with various sponsors of SPACs that are related parties and which the Company does not consolidate.

Fintech Acquisition Corp. II ("FTAC II") was a SPAC.  The sponsor of FTAC II ("FTAC II Sponsor") is a related party because Daniel G. Cohen is the manager of the FTAC II Sponsor.  In July 2017, the Operating LLC entered into an agreement with FTAC II Sponsor whereby the Company would provide certain accounting and administrative services.  Income earned on this arrangement is disclosed in the tables below.  The agreement terminated in July 2018. In July 2018, the Operating LLC acquired publicly traded shares of FTAC II from an unrelated third-party for a total purchase price of $2,513.  In connection with this purchase, the Operating LLC agreed with FTAC II Sponsor to not redeem these shares in advance of the merger between FTAC II and Intermex Holdings II, LLC.  In exchange for the agreement to not redeem these shares prior to the merger, as well as the outlay of capital to purchase the publicly traded shares of FTAC II, the Operating LLC received unregistered, restricted shares of common stock of FTAC II from FTAC II Sponsor.  In connection with the merger, FTAC II changed its name to International Money Express, Inc.

Fintech Acquisition Corp. III ("FTAC III") was a SPAC.  The sponsor of FTAC III ("FTAC III Sponsor") is a related party because Daniel G. Cohen is the manager of the FTAC II Sponsor.   In December 2018, the Operating LLC entered into an agreement with FTAC III Sponsor whereby the Company will provide certain accounting and administrative services and in exchange the Company received 23,300 founders shares of FTAC III.  The revenue earned on this arrangement is disclosed in the tables below.

Fintech Acquisition Corp. IV ("FTAC IV") is a SPAC.  The sponsor of Fintech Acquisition Corp. IV ("FTAC IV Sponsor") is a related party as it is an equity method investment of the Company.  The Company made a sponsor investment in FTAC IV Sponsor, receiving an initial allocation of 130,000 founders shares of Fintech Acquisition IV. stock for $1.  In addition, on September 29, 2020, the Operating LLC entered into a letter agreement with FTAC IV Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Olympus Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of an additional 30,000 founders shares of Fintech Acquisition IV stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned from these services is recorded in the table below.

Fintech Acquisition Corp. V ("FTAC V") is a SPAC.  The sponsor of Fintech Acquisition Corp. V ("FTAC V Sponsor") is a related party as it is an equity method investment of the Company.  On December 14, 2020, the Operating LLC entered into a letter agreement with FTAC V Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC V Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC V stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned from these services is recorded in the table below.

FTAC Olympus Acquisition Corp ("FTAC Olympus") is a SPAC.  The sponsor of FTAC Olympus Acquisition Corp. ("FTAC Olympus Sponsor") is a related party as it is an equity method investment of the Company.  The Company made a sponsor investment in FTAC Olympus Sponsor, receiving an initial allocation of 600,000 founders shares of FTAC Olympus stock for $2.  In addition, on September 8, 2020, the Operating LLC entered into a letter agreement with FTAC Olympus Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Olympus Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of an additional 30,000 founders shares of FTAC Olympus stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned from these services is recorded in the table below.

SPAC Fund

 The SPAC Fund is considered a related party because it is an equity method investment. The Company has an investment in and a management contract with the SPAC Fund.  Income earned or loss incurred on the investment are included as part of principal transactions and other income.  Revenue earned on the management contract are included as part of asset management in the table below.  As of December 31, 2020, the Company owned 1.6% of the equity of the SPAC Fund.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment are included as part of principal transactions and other income.  Revenue earned on the management contract are included as part of asset management in the table below.  As of December 31, 2020, the Company owned 4.7% of the equity of the U.S. Insurance JV.

The following tables display the routine transactions recognized in the statements of operations from identified related parties that are described above.

Related Party Transactions
(Dollars in Thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net trading
TBBK	$-	$14	$43

Asset management
EuroDekania	-	236	235
SPAC Funds	2,406	331	51
U.S. Insurance JV	368	303	58
	$2,774	$870	$344
Principal transactions and other income
CK Capital	147	-	-
EuroDekania	-	279	709
Insurance SPAC	95	95	-
Insurance SPAC II	80	-	-
Insurance SPAC III	20	-	-
FTAC II Sponsor	-	-	17
FTAC III Sponsor	9	10	1
FTAC IV Sponsor	5	-	-
FTAC V Sponsor	2	-	-
FTAC Olympus Sponsor	7	-	-
SPAC Funds	183	30	(8)
U.S. Insurance JV	222	150	25
	$770	$564	$744
Income (loss) from equity method affiliates
AOI	360	-	-
CK Capital	279	-	-
Insurance SPAC	(3,138)	(553)	-
Insurance SPAC II	(486)	-	-
Insurance SPAC III	(34)	-	-
FTAC IV Sponsor	(7)	-	-
FTAC V Sponsor	(2)	-	-
FTAC Olympus Sponsor	(9)	-	-
SPAC Series Funds	81	-	-
	$(2,956)	$(553)	$-

Operating expense (income)
Duane Morris	1,194	462	501
Fintech Masala, LLC	(44)	(34)	(10)
	$1,150	$428	$491
Interest expense (income)
CBF	1,191	912	470
DGC Trust	1,804	1,725	1,562
EBC	289	218	228
Pensco Trust Company, Custodian fbo Edward E. Cohen	47	398	417
JKD Investor	2,131	699	1,968
	$5,462	$3,952	$4,645

The following related party transactions are non-routine and are not included in the tables above.

I. Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen, its chairman, and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k)-savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made to the plan on behalf of the Company were $270, $265, and $201 for the years ended December 31, 2020, 2019, and 2018, respectively.

On November 7, 2019, the Company purchased 1,000 shares from its chief financial officer for $5 or a purchase price of $4.50 per share.

On August 29, 2018, in privately negotiated transactions, the Company purchased 17,555 shares of Common Stock for $176, or $10.00 per share, from a current member of the board of directors.

 The Company leases office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio, Jr., the vice chairman of the Company's board of directors. The lease agreement expired in June 2020 and was subsequently amended to extend for a period of one year through June 2021.  The Company recorded $96 of rent expense related to this agreement for each of the three years ended December 31, 2020, 2019, and 2018, respectively.

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

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	As of December 31,
	2020	2019
CK Capital	$147	$-
U.S. Insurance JV	78	-
SPAC Funds	2,255	-
Employees & other	332	466

Due from Related Parties	$2,812	$466

SCHEDULE I

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Balance Sheets
(Dollars in Thousands)

	As of December 31,
	2020	2019
Assets
Cash	$-	$-
Investment in Cohen & Company, LLC	62,552	64,804
Deferred income taxes	7,397	-
Total assets	$69,949	$64,804

Liabilities
Accrued interest and other liabilities	$205	$359
Deferred income taxes	-	1,339
Debt	25,835	29,787
Total liabilities	26,040	31,485

Stockholders’ Equity
Preferred Stock	27	27
Common Stock	13	12
Additional paid-in capital	65,031	68,714
Accumulated deficit	(20,341)	(34,519)
Accumulated other comprehensive loss	(821)	(915)
Total stockholders’ equity	43,909	33,319

Total liabilities and stockholders’ equity	$69,949	$64,804

See accompanying notes to condensed financial statements.

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Statements of Operations
(Dollars in Thousands)

	For the Year Ended December 31,
	2020	2019	2018

Revenues
Equity in undistributed earnings / (loss) from Cohen & Company, LLC	$8,567	$1,340	$921
Total revenues	8,567	1,340	921
Operating income / (loss)	8,567	1,340	921
Non-operating expense
Interest expense	(3,218)	(4,074)	(4,251)
Income / (loss) before income taxes	5,349	(2,734)	(3,330)
Income tax (benefit) / expense	(8,856)	(680)	(867)
Net income / (loss)	$14,205	$(2,054)	$(2,463)

See accompanying notes to condensed financial statements.

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Statements of Cash Flows
(Dollars in Thousands)

	For the Year Ended December 31,
	2020	2019	2018

Operating activities
Net income / (loss)	$14,205	$(2,054)	$(2,463)
Adjustments to reconcile net income / (loss) to net cash provided by / (used) in operating activities:
Equity in undistributed earnings / (loss) from Cohen & Company, LLC	(8,567)	(1,340)	(921)
Distributions from / (contributions to) Cohen & Company, LLC	9,388	4,634	6,930
Other (income) / expense	-	-	-
Amortization of discount of debt	434	277	575
(Increase) / decrease in other assets	21	47	(53)
Increase / (decrease) in accounts payable and other liabilities	(34)	19	14
Increase / (decrease) in deferred income taxes	(8,877)	(678)	(838)
Net cash provided by / (used in) operating activities	6,570	905	3,244
Financing activities
Repurchase and repayment of debt	-	-	(1,461)
Cash used to net share settle equity awards	(15)	(87)	(51)
Principal payments on debt	(4,386)	-	-
Repurchase of stock	(2,142)	(299)	(769)
Dividends paid to stockholders	(27)	(519)	(966)
Net cash provided by / (used in) financing activities	(6,570)	(905)	(3,247)
Net increase (decrease) in cash and cash equivalents	-	-	(3)
Cash and cash equivalents, beginning of period	-	-	3
Cash and cash equivalents, end of period	$-	$-	$-

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

COHEN & COMPANY INC.

SELECTED QUARTERLY FINANCIAL RESULTS (Unaudited)

(Dollars in thousands, except share and per share information)

The following tables present our unaudited consolidated statements of operations data for the eight quarters ended 2020 and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Dec 2020	Sep 2020	Jun 2020	Mar 2020	Dec 2019	Sep 2019	Jun 2019	Mar 2019

Total revenues	66,365	$21,856	$24,119	$17,770	$16,090	$11,267	$11,169	$11,140
Operating expenses
Compensation and benefits	23,479	10,965	11,324	14,134	6,159	7,017	6,432	6,364
Business development, occupancy, equipment	671	641	640	756	926	770	895	811
Subscriptions, clearing, and execution	2,517	2,242	2,548	2,580	2,950	2,403	2,056	2,273
Professional fee and other operating	1,838	1,851	1,597	1,782	1,942	1,440	1,190	1,679
Depreciation and amortization	85	85	84	80	79	80	78	81
Impairment of goodwill	-	-	-	7,883	-	-	-	-
Total operating expenses	28,590	15,784	16,193	27,215	12,056	11,710	10,651	11,208
Operating income / (loss)	37,775	6,072	7,926	(9,445)	4,034	(443)	518	(68)
Non-operating income / (expense)
Interest income (expense)	(1,951)	(1,952)	(3,081)	(2,605)	(2,255)	(1,536)	(1,939)	(1,854)
Income / (loss) from equity method affiliates	(244)	(1,371)	(1,233)	(107)	(188)	(109)	(248)	(8)
Income/(loss) before income taxes	35,580	2,749	3,612	(12,157)	1,591	(2,088)	(1,669)	(1,930)
Income tax expense / (benefit)	(8,046)	(594)	343	(372)	394	(170)	(641)	(106)
Net income / (loss)	43,626	3,343	3,269	(11,785)	1,197	(1,918)	(1,028)	(1,824)
Less: Net income / (loss) attributable to the non-controlling interest	28,875	1,688	2,368	(8,683)	423	(702)	(618)	(622)
Net income / (loss) attributable to Cohen & Company Inc.	$14,751	$1,655	$901	$(3,102)	$774	$(1,216)	$(410)	$(1,202)

Earnings / (loss) per common share — basic	$13.78	$1.44	$0.78	$(2.70)	$0.69	$(1.06)	$(0.36)	$(1.06)
Weighted average common shares outstanding — basic	1,070,377	1,146,941	1,160,144	1,146,879	1,125,311	1,143,909	1,143,909	1,133,166
Earnings / (loss) per common share — diluted	$7.64	$1.19	$0.69	$(2.70)	$0.56	$(1.06)	$(0.36)	$(1.06)
Weighted average common shares outstanding — diluted	5,207,263	5,115,583	5,020,453	3,940,677	2,757,194	1,676,318	1,676,318	1,665,575

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