Form 10-Q
period 2021-03-31
Cohen & Co Inc.
filed 2021-05-06
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 4, 2021 there were 1,327,037, shares of common stock ($0.01 par value per share) of Cohen & Company Inc. (“Common Stock”) outstanding.

Cohen & Company Inc.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2021

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

●	our investments in both SPACs and SPAC sponsor entities through our SPAC Fund and SPAC Series Funds
●	our role as asset manager and sponsor in our SPAC franchise
●	fair value of assets; and
●	any other statements regarding future growth, future cash needs, future operations, business plans, future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Actual results may differ materially as a result of various factors, some of which are outside our control, including the following:

●	a decline in general economic conditions or the global financial markets;
●

continuation of the COVID-19 pandemic or future outbreaks of COVID-19, the timing and effectiveness of vaccine distribution, and uncertainty surrounding the length and severity of future impacts on the global economy and on our business, liquidity, results of operations and financial condition;

●

risks and liabilities due to our investments in the equity interests of SPACs and SPAC sponsor entities including the risk of increased regulation applicable to SPACs, risks regarding litigation in connection with the SPACs in which we invest and those which we sponsor, uncertainty of whether the SPACs in which we invest and those we sponsor will consummate a business combination, adverse impacts of COVID-19 on our SPAC franchise, significant competition for business opportunities in the SPAC industry, write-downs or write-offs with respect to the securities which we hold subsequent to the consummation of an initial business combination by the SPACs in which we invest and those which we sponsor, and the target of a SPAC being an early-stage and financially unstable company;

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

“JVB Holdings” refers to JVB Financial Holdings, L.P., a wholly owned subsidiary of the Operating LLC; “JVB” refers to J.V.B. Financial Group, LLC, a wholly owned broker-dealer subsidiary of JVB Holdings;  “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a wholly owned subsidiary of the Operating LLC regulated by the Central Bank of Ireland ( the “CBI”).

“Securities Act” refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2021
	(unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$19,471	$41,996
Receivables from brokers, dealers, and clearing agencies	92,688	52,917
Due from related parties	603	2,812
Other receivables	5,736	3,929
Investments-trading	284,314	242,961
Other investments, at fair value	107,573	58,540
Receivables under resale agreements	7,299,538	5,716,343
Investments in equity method affiliates	9,136	13,482
Deferred income taxes	6,778	7,397
Goodwill	109	109
Right-of-use asset - operating leases	5,807	6,063
Other assets	3,242	2,830
Total assets	$7,834,995	$6,149,379

Liabilities
Payables to brokers, dealers, and clearing agencies	$219,946	$156,678
Accounts payable and other liabilities	34,167	46,251
Accrued compensation	11,179	14,359
Trading securities sold, not yet purchased	58,727	44,439
Other investments sold, not yet purchased	5,490	7,415
Securities sold under agreements to repurchase	7,289,275	5,713,212
Lease liability - operating leases	6,276	6,531
Redeemable financial instruments	7,957	11,957
Debt	47,306	47,100
Total liabilities	7,680,323	6,047,942

Commitments and contingencies (See note 21)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 60,000,000 shares authorized, 27,413,098 shares issued and outstanding, respectively	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,327,037 and 1,325,529 shares issued and outstanding, respectively, including 291,064 and 286,566 unvested or restricted share awards, respectively	13	13
Additional paid-in capital	65,351	65,031
Accumulated other comprehensive loss	(887)	(821)
Accumulated deficit	(10,993)	(20,341)
Total stockholders' equity	53,511	43,909
Non-controlling interest	101,161	57,528
Total equity	154,672	101,437
Total liabilities and equity	$7,834,995	$6,149,379

(

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Net trading	$19,183	$18,561
Asset management	2,093	1,615
New issue and advisory	1,839	-
Principal transactions and other income	79,561	(2,406)
Total revenues	102,676	17,770

Operating expenses
Compensation and benefits	26,647	14,134
Business development, occupancy, equipment	719	756
Subscriptions, clearing, and execution	2,790	2,580
Professional fee and other operating	1,994	1,782
Depreciation and amortization	81	80
Impairment of goodwill	-	7,883
Total operating expenses	32,231	27,215

Operating income (loss)	70,445	(9,445)

Non-operating income (expense)
Interest expense, net	(2,014)	(2,605)
Income (loss) from equity method affiliates	(835)	(107)
Income (loss) before income tax expense (benefit)	67,596	(12,157)
Income tax expense (benefit)	868	(372)
Net income (loss)	66,728	(11,785)
Less: Net income (loss) attributable to the non-controlling interest	57,373	(8,683)
Net income (loss) attributable to Cohen & Company Inc.	$9,355	$(3,102)
Income (loss) per share data (see note 20)
Income (loss) per common share-basic:
Basic income (loss) per common share	$9.04	$(2.70)
Weighted average shares outstanding-basic	1,034,287	1,146,879
Income (loss) per common share-diluted:
Diluted income (loss) per common share	$6.98	$(2.70)
Weighted average shares outstanding-diluted	5,053,562	3,940,677

Dividends declared per common share	$-	$-

Comprehensive income (loss)
Net income (loss)	$66,728	$(11,785)
Other comprehensive income (loss) item:
Foreign currency translation adjustments, net of tax of $0	(231)	(100)
Other comprehensive income (loss), net of tax of $0	(231)	(100)
Comprehensive income (loss)	66,497	(11,885)
Less: comprehensive income (loss) attributable to the non-controlling interest	57,212	(8,754)
Comprehensive income (loss) attributable to Cohen & Company Inc.	$9,285	$(3,131)

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Three Months Ended March 31, 2021
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Preferred Stock	Common Stock	Paid-In Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2020	$27	$13	$65,031	$(20,341)	$(821)	$43,909	$57,528	$101,437
Net income	-	-	-	9,355	-	9,355	57,373	66,728
Other comprehensive income / (loss)	-	-	-	-	(70)	(70)	(161)	(231)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	926	-	4	930	(930)	-
Equity-based compensation	-	-	153	-	-	153	13,488	13,641
Shares withheld for employee taxes	-	-	(97)	-	-	(97)	(264)	(361)
Purchase and retirement of Common Stock	-	-	(662)	-	-	(662)	-	(662)
Dividends/Distributions	-	-	-	(7)	-	(7)	(11)	(18)
Investment of non-controlling interest of sponsor entities	-	-	-	-	-	-	23	23
Distributions to non-controlling interest of sponsor entities	-	-	-	-	-	-	(25,885)	(25,885)
March 31, 2021	$27	$13	$65,351	$(10,993)	$(887)	$53,511	$101,161	$154,672

	Cohen & Company Inc.
	Three Months Ended March 31, 2020
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Preferred Stock	Common Stock	Paid-In Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2019	$27	$12	$68,714	$(34,519)	$(915)	$33,319	$15,437	$48,756
Net loss	-	-	-	(3,102)	-	(3,102)	(8,683)	(11,785)
Other comprehensive income	-	-	-	-	(29)	(29)	(71)	(100)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(123)	-	8	(115)	115	-
Equity-based compensation and vesting of shares	-	-	46	-	-	46	112	158
Shares withheld for employee taxes	-	-	(15)	-	-	(15)	(39)	(54)
Dividends/Distributions	-	-	-	(27)	-	(27)	(35)	(62)
March 31, 2020	$27	$12	$68,622	$(37,648)	$(936)	$30,077	$6,836	$36,913

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income (loss)	$66,728	$(11,785)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	13,641	158
Accretion of income on other investments, at fair value	(3,000)	(78)
Realized loss (gain) on other investments, at fair value	(4,783)	(40)
Change in unrealized (gain) loss on other investments, at fair value	(74,406)	2,735
Realized loss / (gain) on other investments, sold not yet purchased	(202)	-
Change in unrealized loss / (gain) on other investments, sold not yet purchased	140	-
(Income) / loss from equity method affiliates	835	107
Depreciation and amortization	81	80
Impairment of goodwill	-	7,883
Amortization of discount on debt	206	166
Deferred tax provision (benefit)	619	(396)
Change in operating assets and liabilities, net:
Change in receivables from / payables to brokers, dealers, and clearing agencies	23,497	(21,491)
Change in receivables from / payables to related parties, net	106	55
(Increase) decrease in other receivables	(1,807)	29,618
(Increase) decrease in investments-trading	(41,353)	(67,893)
(Increase) decrease in receivables under resale agreement	(1,583,195)	1,485,564
(Increase) decrease in other assets	(47)	5,645
Increase (decrease) in accounts payable and other liabilities	(12,381)	61,079
Increase (decrease) in accrued compensation	(3,180)	4,314
Increase (decrease) in trading securities sold, not yet purchased	14,288	36,820
(Increase) decrease in securities sold under agreement to repurchase	1,576,063	(1,468,071)
Net cash provided by (used in) operating activities	(28,150)	64,470
Investing activities
Purchase of other investments, at fair value	(35,279)	(119)
Purchase of investments - other investments sold, not yet purchased, at fair value	(4,442)	-
Sales and returns of principal-other investments, at fair value	46,740	2,309
Sales and returns of principal - other investments sold, not yet purchased, at fair value	4,398	-
Investment in equity method affiliate	(268)	(2,097)
Purchase of furniture, equipment, and leasehold improvements	(190)	(63)
Net cash provided by (used in) investing activities	10,959	30
Financing activities
Proceeds from draws on revolving credit facility	-	17,500
Proceeds from non-convertible debt	-	4,500
Repayment of debt	-	(9,163)
Repayments of redeemable financial instruments	(4,000)	-
Cash used to net share settle equity awards	(361)	(54)
Purchase and retirement of Common Stock	(662)	-
Proceeds from non-controlling interest investment	23	-
Non-controlling interest distributions	(138)	-
Cohen & Company Inc. dividends	(7)	(62)
Net cash provided by (used in) financing activities	(5,145)	12,721
Effect of exchange rate on cash	(189)	(71)
Net increase (decrease) in cash and cash equivalents	(22,525)	77,150
Cash and cash equivalents, beginning of period	41,996	8,304
Cash and cash equivalents, end of period	$19,471	$85,454

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

The Company

The Company is a financial services company specializing in fixed income markets and more recently, the SPAC markets. As of March 31, 2021, the Company had $2.41 billion in assets under management (“AUM”) of which 67.7% or $1.63 billion, was in collateralized debt obligations (“CDOs”). The remaining portion of AUM is from a diversified mix of Investment Vehicles (as defined herein).

In these financial statements, the “Company” refers to Cohen & Company Inc. and its subsidiaries on a consolidated basis. Cohen & Company, LLC or the “Operating LLC” refers to the main operating subsidiary of the Company.  “Cohen Brothers” refers to the pre-AFN Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “Cohen & Company Inc.” is used, it is referring to the parent company itself. “JVB Holdings” refers to J.V.B. Financial Holdings, LP; “JVB” refers to J.V.B. Financial Group LLC, a broker-dealer subsidiary; “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a subsidiary regulated by the Central Bank of Ireland in Ireland.

The Company’s business is organized into the following three business segments.

Capital Markets: The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, matched book repurchase agreement (“repo”) financing, new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, asset backed securities (“ABS”), mortgage backed securities (“MBS”), residential mortgage backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, residential transition loans, (“RTLs”), and other structured financial instruments. The Company also offers execution and brokerage services for equity products. The Company operates its capital markets activities primarily through its subsidiaries: JVB in the United States, and CCFEL in Europe.

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

Principal Investing: The Company’s Principal Investing business segment is comprised of investments that the Company holds related to its SPAC franchise and other investments the Company has made for the purpose of earning an investment return rather than investments made to support the Company’s trading, matched book repo, or other Capital Markets business segment activities.  These investments are included in the Company’s other investments, at fair value; other investments sold, not yet purchased; and investments in equity method affiliates in the Company’s consolidated balance sheets.

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

Principal Investing

●	Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value.
●	Income and loss earned on equity method investments.

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2020.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under this guidance (subsequently updated with ASU 2018-19, ASU 2019-05, ASU 2019-11 and ASU 2020-02), the measurement of all expected credit losses for financial assets held at the reporting date is to be based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company’s adoption of the provisions of ASU 2016-13, effective January 1, 2020, did not have a material effect on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The ASU modifies the disclosure requirements in Topic 820, by removing certain disclosure requirements related to the valuation hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company’s adoption of the provisions of ASU 2018-13, effective January 1, 2020, did not have an effect on the Company’s consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810):  Target Improvements to Related Party Guidance for Variable Interest Entities.  The ASU made targeted changes to the related party consolidation guidance. The new guidance changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity will need to consider indirect interests held through related parties under common control on a proportionate basis under the new guidance, rather than in their entirety, as has been the case under current guidance. The guidance is effective in annual periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company’s adoption of the provisions of ASU 2018-17, effective January 1, 2020, did not have an effect on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606.  The ASU provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. It accomplishes this by allowing organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard.  The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue recognition.  The Company’s adoption of the provisions of ASU 2018-18, effective January 1, 2020, did not have an effect on the Company’s consolidated financial statements.

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic (718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements– Share-Based Consideration Payable to a Customer.  This ASU requires companies to measure and classify (on the balance sheet) share-based payments to customers by applying the guidance in Topic 718, Compensation—Stock Compensation.  As a result, the amount recorded as a reduction in revenue would be measured based on the grant-date fair value of the share-based payment. The Company’s adoption of the provisions of ASU 2019-08, effective January 1, 2021 did not have an effect on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes. This ASU is intended to simplify accounting for income taxes. It removes specific exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application.  The Company’s adoption of the provisions of ASU 2019-12, effective January 1, 2020, did not have an effect on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.  This ASU clarifies certain accounting topics impacted by Topic 321 Investments-Equity Securities. These topics include measuring equity securities using the measurement alternative, how the measurement alternative should be applied to equity method accounting, and certain forward contracts and purchased options which would be accounted for under the equity method of accounting upon settlement or exercise. The Company’s adoption of the provisions of ASU 2020-01, effective January 1, 2020, did not have an effect on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the burden in accounting for reference rate reform by providing optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.  The ASU is intended to help stakeholders during the global market-wide reference rate transition period and will be in effect for a limited time through December 31, 2022. The Company’s adoption of the provisions of ASU 2020-04, effective March 12, 2020, did not have an effect on the Company’s consolidated financial statements.

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

Other investments sold, not yet purchased:  These amounts are carried at fair value. The fair value is based on quoted market prices of an active exchange, independent broker market quotations, or valuation models when quotations are not available.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the debt was assumed in the AFN Merger and recorded at fair value as of that date. As of March 31, 2021 and December 31, 2020, the fair value of the Company’s debt was estimated to be $68,170 and $62,496, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the value hierarchy.

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

●

The financial market volatility, as well as the reduction in volumes in the GCF repo and TBA businesses, that resulted from COVID-19 required the Company to reassess the goodwill it had recorded related to JVB under the guidance of ASC 350.  The Company determined that the fair value of JVB was less than the carrying value (including the goodwill).  As a result, the Company recorded an impairment loss of $7,883 for the three months ended March 31, 2020.  See note 12.

●

JVB’s mortgage group’s operations are centered on serving the financial needs of mortgage originators and institutions that invest in mortgage backed securities.  Prolonged high unemployment could eventually impact mortgage originations and demand for and supply of mortgage backed securities, which may have a significant unfavorable impact on the revenue earned by JVB’s mortgage group.

In 2021, medical professionals developed COVID-19 vaccines and governments began to distribute them globally, which is expected to reduce virus spread and further aid economic recovery.  Despite broad improvements in the global fight against the COVID-19 virus, the Company will likely be impacted by the pandemic in other ways which the Company cannot reliably determine.  The Company will continue to monitor market conditions and respond accordingly.

The Company applied for and received a $2,166 loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.  The Company carefully considered the eligibility requirements for PPP loans as well as supplemental guidance regarding the PPP beyond the applicable statute issued from time to time by government agencies and certain government officials. The Company was eligible for a PPP loan because it has fewer than 100 employees. Further, although the Company is public and listed on the NYSE American stock exchange, the Company’s market capitalization is small, and the Company believes that it did not have access to the public capital markets at the time. In part due to the PPP loan, the Company does not anticipate any significant workforce reduction or reductions in compensation levels in the near future. However, the Company will continue to carefully monitor revenue levels to assess whether compensatory or other cost-cutting measures might be necessary. On September 23, 2020, the Company applied for forgiveness of the PPP loan.  As of the date of this Quarterly Report on Form 10-Q, the Company had not received a notice of forgiveness with respect to the PPP loan. See note 17.

The 2020 Senior Notes

On January 31, 2020, the Operating LLC entered into a note purchase agreement with each of JKD Capital Partners I LTD, a New York corporation (“JKD Investor”), and RN Capital Solutions LLC, a Delaware limited liability company (“RNCS”).  The JKD Investor is owned by Jack DiMaio, the vice chairman of the Company’s board of directors and his spouse.

Pursuant to the note purchase agreements, JKD Investor and RNCS each purchased a senior promissory note in the principal amount of $2,250 (for an aggregate investment of $4,500).  The senior promissory notes bear interest at a fixed rate of 12% per annum and mature on January 31, 2022.  On February 3, 2020, pursuant to the note purchase agreement, the Operating LLC used the proceeds received from the issuance of the senior promissory notes to repay in full all amounts outstanding under the senior promissory note, dated September 25, 2019, issued by the Company to Pensco Trust Company, Custodian fbo Edward E. Cohen IRA in the principal amount of $4,386 (the “Cohen IRA Note”).  The Cohen IRA Note was included as a portion of the 2019 Senior Notes outstanding as of December 31, 2020.  The Cohen IRA Note was fully paid and extinguished on February 3, 2020.  Subsequent to this repayment, $2,400 of the 2019 Senior Notes remain outstanding.  On September 25, 2020, the Company amended and restated the 2019 Senior Notes to extend the maturity date of the remaining $2,400 to September 25, 2021. See note 17 for details regarding the 2019 Notes.

Insurance SPAC

The Operating LLC is the manager of Insurance Acquisition Sponsor, LLC (“IAS”) and Dioptra Advisors, LLC (“Dioptra” and, together with IAS, the “Insurance SPAC Sponsor Entities”).  The Insurance SPAC Sponsor Entities were sponsors of Insurance Acquisition Corp. ("Insurance SPAC"), a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

On June 29, 2020, Insurance SPAC entered into an Agreement and Plan of Merger (the “Insurance SPAC Merger Agreement”) with IAC Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of Insurance SPAC (“Insurance SPAC Merger Sub”), and Shift Technologies, Inc., a Delaware corporation (“SFT”).  On October 13, 2020, Insurance SPAC Merger Sub was merged (the “Insurance SPAC Merger”) with and into SFT. In connection with the Insurance SPAC Merger, the Insurance SPAC changed its name from “Insurance Acquisition Corp.” to “Shift Technologies, Inc.” and, on October 15, 2020, the Insurance SPAC’s NASDAQ trading symbol changed from "INSU" to “SFT.” The Insurance SPAC Merger was approved by the Insurance SPAC’s stockholders at a special meeting of stockholders held on October 13, 2020.

Upon the closing of the Insurance SPAC Merger, the Insurance SPAC Sponsor Entities held 375,000 shares of SFT’s Class A Common Stock, par value $0.0001 per share (“SFT Class A Common Stock”), and 187,500 warrants (“SFT Warrants”) to purchase an equal number of shares of SFT Class A Common Stock for $11.50 per share (such SFT Class A Common Stock and SFT Warrants, collectively, the “Placement Securities”) as a result of the 375,000 placement units which the Insurance SPAC Sponsor Entities had purchased in a private placement that occurred simultaneously with the Insurance SPAC’s initial public offering on March 22, 2019.  Further, upon the closing of the Insurance SPAC Merger, the Insurance SPAC Sponsor Entities collectively held an additional 4,497,525 shares of SFT Class A Common Stock as a result of its previous purchase of founder shares of the Insurance SPAC.  In general, when founder shares and placement shares are discussed as a group, the Company refers to them as "Sponsor Shares".  Of the 375,000 placement units, 122,665 were allocable to the Operating LLC.  Of the 4,497,525 founder shares, 2,019,721 were allocable to the Operating LLC.

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

3.

The Company then recorded non-controlling interest expense or compensation expense related to the Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC Sponsor Entities. If the non-controlling interest holder was an employee of the Company, the Company recorded the expense as equity-based compensation expense. Otherwise, the expense was recorded by the Company as non-controlling interest expense.

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

During the three months ended March 31, 2021, the Insurance SPAC Sponsor Entities distributed all the unrestricted and restricted shares held to its members including the Operating LLC.  The portion of such SFT shares that was distributed to members other than the Operating LLC were treated as an in-kind non-controlling interest distribution.  Subsequent to that distribution, the Company will continue to record any change in the fair value of the SFT shares held by the Operating LLC as a component of principal transactions and other income.  However, no offsetting entry to non-controlling interest is necessary subsequent to the non-controlling interest distribution.

Concurrently with the closing of the Insurance SPAC Merger, a subsidiary of the Operating LLC, INSU Pipe Sponsor, LLC, purchased 600,000 shares of SFT Class A Common Stock at a purchase price per share of $10.00 pursuant to a subscription agreement that such subsidiary executed at the time of the execution of the Insurance SPAC Merger Agreement. The Company's interest in INSU Pipe Sponsor LLC entitled it to an allocation of 350,000 shares of SFT Class A Common Stock.  During 2020, the Company consolidated INSU Pipe Sponsor, LLC and recorded principal transactions and other income for the full 600,000 shares and then non-controlling interest expense or income for the 250,000 shares not owned by the Company.  In December 2020, the shares of SFT Class A Common Stock were registered for sale and INSU Pipe Sponsor, LLC distributed the shares to the non-controlling interest holders resulting in INSU Pipe Sponsor, LLC being 100% owned by the Operating LLC.  INSU Pipe Sponsor, LLC was dissolved in the first quarter of 2021, and the Company's 350,000 shares of SFT class A common stock were transferred to the Operating LLC or other wholly owned subsidiaries of the Operating LLC.

The following table details the impact of all the entries associated with the Insurance SPAC during the three months ended March 31, 2021.  This table excludes any tax impact.

	For the Three Months Ended March 31, 2021
	Insurance SPAC Sponsor Entities	Operating LLC	Total
Principal transactions and other income	$7,380	$(3,718)	$3,662
Equity-based compensation	-	-	-
Other operating	(8)	-	(8)
Income / (loss) from equity method affiliates	-	-	-
Net income / (loss)	7,372	(3,718)	3,654
Less: Net (loss) income attributable to the non-controlling interest - Operating LLC	(3,560)	-	(3,560)
Net income / (loss) - Operating LLC	3,812	(3,718)	94
Less: Net income / (loss) attributable to the convertible non-controlling interest	2,794	(2,725)	69
Net income / (loss) attributable to Cohen & Company Inc.	$1,018	$(993)	$25

As of March 31, 2021, the Operating LLC's total investment in SFT was $15,578 which is included as a component of other investments, at fair value.  This fair value is broken out as follows:

Operating
Description	LLC
Shares freely tradeable	$2,208
Shares that will become freely tradeable at such time SFT's stock price is greater than $12.00 per share for any period of 20 trading days out of 30 consecutive trading days	3,349
Shares that will become freely tradeable at such time SFT's stock price is greater than $13.50 per share for any period of 20 trading days out of 30 consecutive trading days	3,345
Shares that will become freely tradeable at such time SFT's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days	3,340
Shares that will become freely tradeable at such time SFT's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days	3,336
Total	$15,578

SFT's closing shares price on March 31, 2021 was $8.32 per share.

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

As of the closing of the Insurance SPAC II Merger, the Company continued to consolidate the Insurance SPAC II Sponsor Entities. Prior to the closing, the Company treated the consolidated Insurance SPAC Sponsor Entities’ investment in the Insurance SPAC as an equity method investment.  Effective upon the closing of the Insurance SPAC Merger:

1.	The Company determined the fair value of the Sponsor Shares held by the Insurance SPAC Sponsor Entities;
2.

The Company reclassified the equity method investment to other investments, at fair value and recorded principal transactions and other income for the difference between the fair value of the Sponsor Shares held by the Insurance SPAC Sponsor Entities and the equity method investment balance immediately prior to the merger closing; and

3.

The Company then recorded non-controlling interest expense or compensation expense related to the Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC Sponsor Entities. If the non-controlling interest holder was an employee, the Company recorded the expense as equity-based compensation expense. Otherwise, the expense was recorded as non-controlling interest expense.

Subsequent to the closing of the Insurance SPAC II Merger through April 16, 2021, any change in the fair value of the shares held by the Insurance SPAC Sponsor Entities had been recorded as a component of principal transactions and other income.  The Company concurrently records a corresponding non-controlling interest entry related to the Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC Sponsor II Entities.  No adjustment is made to the equity-based compensation expense recorded as of the closing of the Insurance SPAC Merger.  Rather, all post-merger changes in value related to Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC Sponsor Entities are recorded as non-controlling interest expense.

On April 16, 2021, the Insurance SPAC II Sponsor Entities distributed all the unrestricted and restricted MetroMile shares held to its members including the Operating LLC  The portion of such MetroMile shares that was distributed to members other than the Operating LLC was treated as an in-kind non-controlling interest distribution.  Subsequent to that distribution, the Company will continue to record any change in the fair value of the MetroMile shares held by it as a component of principal transactions and other income.  However, no offsetting entry to non-controlling interest is necessary subsequent to the non-controlling interest distribution.

The following table details the impact of all the entries associated with the Insurance SPAC II during the three months ended March 31, 2021.  This table excludes any tax impact.

	For the Three Months Ended March 31, 2021
	Insurance SPAC II Sponsor Entities	Operating LLC	Total
Principal transactions and other income	$73,193	$-	$73,193
Equity-based compensation	(13,068)	-	(13,068)
Other operating	-	-	-
Income / (loss) from equity method affiliates	(107)	-	(107)
Net income / (loss)	60,018	-	60,018
Less: Net (loss) income attributable to the non-controlling interest - Operating LLC	(26,645)	-	(26,645)
Net income / (loss) - Operating LLC	33,373	-	33,373
Less: Net income / (loss) attributable to the convertible non-controlling interest	24,459	-	24,459
Net income / (loss) attributable to Cohen & Company Inc.	$8,914	$-	$8,914

The Operating LLC's total investment in MetroMile of $72,914 as of March 31, 2021 is included as a component of other investments, at fair value in our consolidated balance sheet.  Offsetting this is $39,772 of non-controlling interest in our consolidated balance sheet related to shares of MetroMile held in consolidated entities that are distributable to the non-controlling interest holders.  Therefore, the Operating LLC's share of the consolidated investment in MetroMile as of March 31, 2021 was $33,142.  These values are broken out as follows:

	Fair	Non-Controlling	Operating
Description	Value	Interest	LLC
Shares freely tradeable	$21,145	$(13,266)	7,879
Shares that will become freely tradeable at such time MetroMile's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days	25,935	(13,279)	12,656
Shares that will become freely tradeable at such time MetroMile's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days	25,834	(13,227)	12,607
Total	$72,914	$(39,772)	33,142

MetroMile's closing share price on March 31, 2021 was $10.29 per share.

INSU Acquisition Corp III ("Insurance SPAC III")

The Operating LLC is the manager of Insurance Acquisition Sponsor III, LLC (“IAS III”) and Dioptra Advisors III, LLC (together with IAS III, the “Insurance SPAC III Sponsor Entities”). The Insurance SPAC III Sponsor Entities are sponsors of INSU Acquisition Corp. III ("Insurance SPAC III").  On December 22, 2020, Insurance SPAC III completed the sale of 25,000,000 units (the “Insurance SPAC III Units”) in its initial public offering which included 3,200,000 units issued pursuant to the underwriters’ over-allotment option.

Each Insurance SPAC III Unit consists of one share of Insurance SPAC III's Class A common stock, par value $0.0001 per share (“Insurance SPAC III Common Stock”), and one-third of one Insurance SPAC III warrant (each, an “Insurance SPAC III Warrant”), where each whole Insurance SPAC III Warrant entitles the holder to purchase one share of Insurance SPAC III Common Stock for $11.50 per share. The Insurance SPAC III Units were sold in the IPO at an offering price of $10.00 per Unit, for gross proceeds of $250,000 (before underwriting discounts and commissions and offering expenses). Pursuant to the underwriting agreement in the IPO, Insurance SPAC III granted the underwriters in the IPO (the “Insurance SPAC III Underwriters”) a 45-day option to purchase up to 3,270,000 additional Insurance SPAC III Units solely to cover over-allotments, if any; and on December 21, 2020, the Insurance SPAC III Underwriters notified the Company that they were partially exercising the over-allotment option for 3,200,000 Insurance SPAC III Units and waiving the remainder of the over-allotment option. Immediately following the completion of the IPO, there were an aggregate of 34,100,000 shares of Insurance SPAC III Common Stock issued and outstanding.  If the Insurance SPAC III fails to consummate a business combination within the first 24 months following the IPO, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets.

The Insurance SPAC III Sponsor Entities purchased an aggregate of 575,000 of placement units in Insurance SPAC III in a private placement that occurred simultaneously with the IPO for an aggregate of $5,750, or $10.00 per placement unit. Each placement unit consists of one share of Insurance SPAC III Common Stock and one-third of one warrant (the “Insurance SPAC III Placement Warrant”). The Insurance SPAC III placement units are identical to the Insurance SPAC III Units sold in the IPO except (i) the shares of Insurance SPAC III Common Stock issued as part of the placement units and the Insurance SPAC III Warrants will not be redeemable by Insurance SPAC III, (ii) the Insurance SPAC III Warrants may be exercised by the holders on a cashless basis, and (iii) the shares of Insurance SPAC III Common Stock issued as part of the placement units, together with the Insurance SPAC III Warrants, are entitled to certain registration rights. Subject to certain limited exceptions, the placement units (including the underlying Insurance SPAC III Warrants and Insurance SPAC III Common Stock and the shares of Insurance SPAC III Common Stock issuable upon exercise of the Insurance SPAC III Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Insurance SPAC III’s initial business combination.

A total of $250,000 of the net proceeds from the private placement and the IPO (including approximately $10,600 of the deferred underwriting commission from the IPO) were placed in a trust account. Except for the withdrawal of interest to pay taxes (or dissolution expenses if a business combination is not consummated), none of the funds held in the trust account will be released until the earlier of (i) the completion of Insurance SPAC III’s initial business combination, (ii) in connection with a stockholder vote to amend Insurance SPAC III’s amended and restated certificate of incorporation (A) to modify the substance or timing of Insurance SPAC III’s obligation to redeem 100% of its public shares if it does not complete an initial business combination within 24 months from the completion of the IPO or (B) with respect to any other provision relating to stockholders’ rights or preinitial business combination activity, or (iii) the redemption of all of Insurance SPAC III’s public shares issued in the IPO if the Insurance SPAC III is unable to consummate an initial business combination within 24 months from the completion of the IPO. If Insurance SPAC III does not complete a business combination within the first 24 months following the IPO, the placement units will expire worthless.

The Insurance SPAC III Sponsor Entities collectively hold 8,525,000 founder shares in Insurance SPAC III.  Subject to certain limited exceptions, the founder shares will not be transferable or salable except (a) with respect to 25% of such shares, until consummation of a business combination, and (b) with respect to additional 25% tranches of such shares, when the closing price of Insurance SPAC III Common Stock exceeds $12.00, $13.50, and $17.00, respectively, for 20 out of any 30 consecutive trading days following the consummation of a business combination. Certain non-controlling interests in the Insurance SPAC III Sponsor Entities, including executive and key employees of the Operating LLC, purchased membership interests in the Insurance SPAC III Sponsor Entities and, in addition to having an interest in Insurance SPAC III’s placement units discussed above, have an interest in Insurance SPAC III’s founder shares through such membership interests in the Insurance SPAC III Sponsor Entities. The number of the Insurance SPAC III’s founders shares in which such non-controlling interests in the Insurance SPAC III Sponsor Entities, including such executives and key employees of the Operating LLC, have an interest in through the Insurance SPAC III Sponsor Entities will not be finally and definitively determined until consummation of a business combination. The number of Insurance SPAC III’s founder shares currently allocated to the Operating LLC is 4,267,500, but such number of founder shares will also not be finally and definitively determined until the consummation of a business combination.

As of March 31, 2021, the Company had a total equity method investment in Insurance SPAC III of $5,288, which was included as a component of investment in equity method affiliates in our consolidated balance sheet.  Partially offsetting this amount was non-controlling interest of $5,195, which was included as a component of non-controlling interest in our consolidated balance sheet.  Therefore, the net carrying value of our investment in Insurance SPAC III was $93 as of March 31, 2021.

In April 2021, the SEC issued guidance regarding how SPACs account for the warrants they issue.  This guidance may result in Insurance SPAC III, as well as most SPACs restating their previously issued financial statements. See Item 1a Risk Factors in this Quarterly Report on Form 10-Q.

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING
(Dollars in Thousands)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Net realized gains (losses) - trading inventory	$17,899	$10,443
Net unrealized gains (losses) - trading inventory	(11,554)	(440)
Net gains and losses	6,345	10,003

Interest income- trading inventory	1,756	2,477
Interest income-receivables under resale agreements	23,449	41,485
Interest income	25,205	43,962

Interest expense-securities sold under agreements to repurchase	(12,176)	(34,766)
Interest expense-LegacyTexas Credit Facility	-	(39)
Interest expense-margin payable	(191)	(599)
Interest expense	(12,367)	(35,404)

Net trading	$19,183	$18,561

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

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	March 31, 2021	December 31, 2020
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	-	2,961
Receivables from clearing agencies	92,438	49,706
Receivables from brokers, dealers, and clearing agencies	$92,688	$52,917

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	March 31, 2021	December 31, 2020
Margin payable	$168,386	$156,678
Unsettled regular way trades, net	51,560	-
Payables to brokers, dealers, and clearing agencies	$219,946	$156,678

Deposits with clearing agencies represent contractual amounts the Company is required to deposit with its clearing agents.

Securities transactions that settle in the regular way are recorded on the trade date, as if they had settled. The related amounts receivable and payable for unsettled securities transactions are recorded net in receivables from or payables to brokers, dealers, and clearing agencies on the Company’s consolidated balance sheets.  The balance at March 31, 2021 includes a $44,475 fail to deliver for a reverse repo transaction.  The transaction settled in April 2021.

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

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	March 31, 2021	December 31, 2020
U.S. government agency MBS and CMOs	$199,911	$162,031
U.S. government agency debt securities	26,468	6,904
RMBS	12	14
U.S. Treasury securities	154	607
ABS	1	1
SBA loans	1,843	2,742
Corporate bonds and redeemable preferred stock	28,987	36,388
Foreign government bonds	584	659
Municipal bonds	4,448	19,400
Certificates of deposit	1,253	70
Derivatives	20,474	13,717
Equity securities	179	428
Investments-trading	$284,314	$242,961

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	March 31, 2021	December 31, 2020
U.S. Treasury securities	$10,150	$3,348
Corporate bonds and redeemable preferred stock	19,964	29,206
Municipal bonds	20	20
Derivatives	28,593	11,822
Equity securities	-	43
Trading securities sold, not yet purchased	$58,727	$44,439

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other investments, at fair value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	March 31, 2021
	Amortized	Carrying	Unrealized
	Cost	Value	Gain / (Loss)
Equity securities	$8,526	$32,368	$23,842
Restricted equity securities	3,086	69,473	66,387
Corporate bonds and redeemable preferred stock	479	476	(3)
Subordinated Notes	1,485	1,485	-
U.S. Insurance JV	1,124	1,682	558
SPAC Fund	600	1,984	1,384
Residential loans	117	105	(12)
Other investments, at fair value	$15,417	$107,573	$92,156

	December 31, 2020
	Amortized	Carrying	Unrealized
	Cost	Value	Gain / (Loss)
Equity securities	$12,519	$17,421	$4,902
Restricted equity securities	3,086	34,172	31,086
Corporate bonds and redeemable preferred stock	479	476	(3)
Subordinated Notes	1,485	1,519	34
RTLs	2,243	2,300	57
U.S. Insurance JV	1,168	1,564	396
SPAC Fund	779	984	205
Residential loans	119	104	(15)
Other investments, at fair value	$21,878	$58,540	$36,662

Other investments, sold not yet purchased

Other investments, sold not yet purchased consisted of the following.

OTHER INVESTMENTS SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	March 31, 2021
	Cost	Carrying Value	Unrealized Gain / (Loss)
Derivatives	$534	$294	$240
Equity securities	4,962	5,196	(234)
Other investments sold, not yet purchased	$5,496	$5,490	$6

	December 31, 2020
	Cost	Carrying Value	Unrealized Gain / (Loss)
Derivatives	$338	$233	$105
Equity securities	7,223	7,182	41
Other investments sold, not yet purchased	$7,561	$7,415	$146

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended March 31, 2021 and 2020 of $79,189 and $(2,695), respectively. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, sold not yet purchased during the three months ended March 31, 2021 and 2020 of $62 and $0, respectively.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of March 31, 2021 and December 31, 2020 and indicates the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
March 31, 2021
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$199,911	$-	$199,911	$-
U.S. government agency debt securities	26,468	-	26,468	-
RMBS	12	-	12	-
U.S. Treasury securities	154	154	-	-
ABS	1	-	1	-
SBA loans	1,843	-	1,843	-
Corporate bonds and redeemable preferred stock	28,987	-	28,987	-
Foreign government bonds	584	-	584	-
Municipal bonds	4,448	-	4,448	-
Certificates of deposit	1,253	-	1,253	-
Derivatives	20,474	-	20,474	-
Equity securities	179	-	179	-
Total investments - trading	$284,314	$154	$284,160	$-

Other investments, at fair value:
Equity securities	$32,368	$32,368	$-	$-
Restricted equity securities	69,473	-	69,473	-
Corporate bonds and redeemable preferred stock	476	-	476	-
Subordinated Notes	1,485	-	1,485	-
Residential loans	105	-	105	-
	103,907	$32,368	$71,539	$-
Investments measured at NAV (1)	3,666
Total other investments, at fair value	107,573

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$10,150	$10,150	$-	$-
Corporate bonds and redeemable preferred stock	19,964	-	19,964	-
Municipal bonds	20	-	20	-
Derivatives	28,593	-	28,593	-
Equity securities	-	-	-	-
Total trading securities sold, not yet purchased	$58,727	$10,150	$48,577	$-

Other investments, sold not yet purchased:
Derivatives	$294	$294	$-	$-
Equity securities	5,196	5,196	-	-
Total other investments sold, not yet purchased	$5,490	$5,490	$-	$-

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

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
December 31, 2020
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$162,031	$-	$162,031	$-
U.S. government agency debt securities	6,904	-	6,904	-
RMBS	14	-	14	-
U.S. Treasury securities	607	607	-	-
ABS	1	-	1	-
SBA loans	2,742	-	2,742	-
Corporate bonds and redeemable preferred stock	36,388	-	36,388	-
Foreign government bonds	659	-	659	-
Municipal bonds	19,400	-	19,400	-
Certificates of deposit	70	-	70	-
Derivatives	13,717	-	13,717	-
Equity securities	428	-	428	-
Total investments - trading	$242,961	$607	$242,354	$-

Other investments, at fair value:
Equity Securities	$17,421	$17,421	$-	$-
Restricted Equity Securities	34,172	-	34,172	-
Corporate bonds and redeemable preferred stock	476	-	476	-
Subordinated notes	1,519	-	1,519	-
RTLs	2,300	-	2,300	-
Residential loans	104	-	104	-
	55,992	$17,421	$38,571	$-
Investments measured at NAV (1)	2,548
Total other investments, at fair value	$58,540
Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$3,348	$3,348	$-	$-
Corporate bonds and redeemable preferred stock	29,206	-	29,206	-
Municipal bonds	20	-	20	-
Derivatives	11,822	-	11,822	-
Equity securities	43	43	-	-
Total trading securities sold, not yet purchased	$44,439	$3,391	$41,048	$-

Other investments, sold not yet purchased:
Derivatives	$233	$233	$-	$-
Equity securities	7,182	7,182	-	-
Total other investments sold, not yet purchased	$7,415	$7,415	$-	$-

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

Restricted Equity Securities:  Restricted equity securities are investments in publicly traded companies.  However, they are restricted for re-sale until either (a) the share price trades above a certain threshold for a certain period of time; or (b) a certain period of time elapses or both. The Company determines the fair value by utilizing a model that starts with the publicly traded share price but then applies a discount based on a monte carlo simulation.  The inputs to this model are observable so the Company classifies this within level 2 of the valuation hierarchy.  However, the Company is not allowed to sell these shares during the restriction period and there is no certainty as to when these hurdles will be met or if they will be met at all.

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

LEVEL 3 ROLLFORWARD

	Three Months Ended March 31,
	2021	2020
Beginning of period	$-	$2,522
Net trading	-	(78)
Gains & losses (1)	-	(603)
Accretion of income (1)	-	78
Purchases	-	609
Sales and returns of capital	-	(2,973)
Reclassification of RTLs	-	5,278
End of period	$-	$4,833

Change in unrealized gains / (losses) (2)	$-	$(385)

(1)	Gains and losses and accretion of income on other investments, at fair value are recorded as a component of principal transactions and other income in the consolidated statements of operations.
(2)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	Fair Value	Unfunded	Redemption	Redemption
	March 31, 2021	Commitments	Frequency	Notice Period
Other investments, at fair value
U.S. Insurance JV (a)	$1,682	$1,567	N/A	N/A
SPAC Fund (b)	1,984	N/A	Quarterly after 1 year lock up	90 days
	$3,666

	Fair Value	Unfunded	Redemption	Redemption
	December 31, 2020	Commitments	Frequency	Notice Period
Other investments, at fair value
U.S. Insurance JV (a)	$1,564	$1,567	N/A	N/A
SPAC Fund (b)	984	N/A	Quarterly after 1 year lock up	90 days
	$2,548

(a)	The U.S. Insurance JV invests in USD denominated debt issued by small and medium size insurance and reinsurance companies.
(b)	The SPAC Fund invests in equity interests of SPACs.

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

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of March 31, 2021 and December 31, 2020, the Company had no outstanding foreign currency forward contracts.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At March 31, 2021, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $ 1,851,250 and open TBA and other forward MBS sale agreements in the notional amount of $ 1,958,500. At December 31, 2020, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,706,834 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,809,550.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. At March 31, 2021, the Company had open forward purchase commitments of $0 and open forward sale commitments of $0.  At December 31, 2020, the Company had open forward purchase commitments of $365 and open forward sale commitments of $0.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of March 31, 2021 and December 31, 2020.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	March 31, 2021	December 31, 2020
TBAs and other forward agency MBS	Investments-trading	$20,474	$13,717
Other extended settlement trades	Investments-trading	-	-
Foreign currency forward contracts	Other investments, at fair value	-	-
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(28,593)	(11,822)
Other extended settlement trades	Trading securities sold, not yet purchased	-	(233)
		$(8,119)	$1,662

The following tables present the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Foreign currency forward contracts	Revenue-principal transactions and other income	$-	$-
Other extended settlement trades	Revenue-net trading	-	1
TBAs and other forward agency MBS	Revenue-net trading	2,609	(213)
		$2,609	$(212)

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

GCF Repo

In October 2017, the Company became a full netting member of the FICC’s Government Securities Division.  As a full netting member of the FICC, the Company has access to the FICC’s GCF repo service that provides netting and settlement services for repo transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities).  The Company began entering into matched book GCF repo transactions in November 2017.  The borrowers (the reverse repo counterparties) are a diverse group of financial institutions including hedge funds, registered investment funds, REITs, and other similar counterparties.  The lenders (the repo counterparties) are the FICC and other large financial institutions. The Company uses Bank of New York (“BONY”) as its settlement agent for its GCF repo matched book transactions.  The Company is considered self-clearing for this business.  In connection with the Company’s full netting membership of the FICC, the Company agreed to establish and maintain a committed line of credit in a minimum amount of $25,000, which it entered into with Fifth Third Financial Bank, N.A. (“FT Financial”) on April 25, 2018.  The FT Financial line of credit arrangement was subsequently amended. In October 2020, the Company entered into a replacement credit agreement with Byline Bank. See note 17.

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

Repo Information

At March 31, 2021 and December 31, 2020, the Company held reverse repos of $7,299,538 and $5,716,343, respectively, and the fair value of collateral received under reverse repos was $7,408,403 and $5,885,656, respectively.  As of March 31, 2021 and December 31, 2020, the reverse repo balance was comprised of receivables collateralized by securities with 37 and 38 counterparties, respectively.

At March 31, 2021 and December 31, 2020, the Company held repos of $7,289,275 and $5,713,212, respectively, and the fair value of securities and cash pledged as collateral under repos was $7,359,457 and $5,768,018, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

Intraday and Overnight Lending Facility

In conjunction with the Company’s GCF repo business, on October 19, 2018, the Company and BONY entered into an intraday lending facility.  The lending facility allows for BONY to advance funds to JVB in order to facilitate the settlement of GCF repo transactions.  The total committed amount at March 31, 2021 was $75,000.  The current termination date of this facility is October 15, 2021. It is expected that this facility will be renewed for successive 364-day periods provided that the Company continues its GCF repo business.

The BONY lending facility is structured so that advances are generally repaid before the end of each business day.  However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan.  Intraday loans accrue interest at an annual rate of 0.12%.  Interest is charged based on the number of minutes in a day the advance is outstanding.  Overnight loans are charged interest at the base rate plus 3% on a daily basis.  The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time.  For the three months ended March 31, 2021, and for the year ended December 31, 2020, the Company received no advances under the intraday lending facility.

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

The gestation repo business has been and continues to be concentrated as to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of March 31, 2021 and December 31, 2020, the Company’s gestation reverse repos shown in the tables below represented balances from thirteen and eleven counterparties, respectively.  The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business (both gestation repo and GCF repo) was $11,281 and $6,868 for the three months ended March 31, 2021 and 2020, respectively.

 Detail

The amounts in the table below are presented on a gross basis.

As of March 31, 2021, the Company had outstanding reverse repos of $7,299,538 and repos of $7,289,275.  Included in these amounts are outstanding reverse repos of $ 2,951,224 and repos of $ 1,340,216 where the FICC was the Company’s counterparty to the transaction and which were subject to a master netting arrangement.

As of December 31, 2020, the Company had outstanding reverse repos of $5,716,343 and repos of $5,713,212.  Included in these amounts are outstanding reverse repos of $99,750 and repos of $2,155,850, where the FICC was the Company’s counterparty to the transaction and which were subject to a master netting arrangement.

The following tables summarize the remaining contractual maturity of the gross obligations under repos accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown.  All amounts as well as counterparty cash collateral (see note 14) are subject to master netting arrangements.

SECURED BORROWINGS
(Dollars in Thousands)
March 31, 2021

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
U.S. government agency MBS (GCF repo)	$2,757,993	$1,070,047	$100,014	$-	$3,928,054
MBS (gestation repo)	291,029	2,987,302	81,563	-	3,359,894
SBA loans	1,327	-	-	-	1,327
	$3,050,349	$4,057,349	$181,577	$-	$7,289,275

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
U.S. government agency MBS (GCF repo)	$1,845,954	$1,843,803	$203,761	$42,840	$3,936,358
MBS (gestation repo)	289,534	2,992,080	81,566	-	3,363,180
	$2,135,488	$4,835,883	$285,327	$42,840	$7,299,538

SECURED BORROWINGS
(Dollars in Thousands)
December 31, 2020

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
U.S. government agency MBS (GCF repo)	$1,946,890	$1,070,094	$-	$-	$3,016,984
MBS (gestation repo)	638,057	2,004,451	51,530	-	2,694,038
SBA loans	2,190	-	-	-	2,190
	$2,587,137	$3,074,545	$51,530	$-	$5,713,212

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
U.S. government agency MBS (GCF repo)	$871,805	$1,016,446	$1,091,609	$39,816	$3,019,676
MBS (gestation repo)	641,619	2,003,514	51,534	-	2,696,667
	$1,513,424	$3,019,960	$1,143,143	$39,816	$5,716,343

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

The following table summarizes the activity and earnings in the Company’s investments that are accounted for under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Insurance SPACS	SPAC Sponsor Entities	AOI	CK Capital	SPAC Series Funds	Total
January 1, 2021	$9,807	$104	$3,016	$296	$259	$13,482
Investments / advances	-	33	-	-	464	497
Distributions / repayments	(3,958)	-	-	-	(50)	(4,008)
Earnings / (loss) realized	(561)	(24)	(97)	(34)	(119)	(835)
March 31, 2021	$5,288	$113	$2,919	$262	$554	$9,136

	Insurance SPACS	SPAC Sponsor Entities	AOI	CK Capital	SPAC Series Funds	Total
January 1, 2020	$3,222	$-	$559	$18	$-	$3,799
Investments / advances	-	-	2,097	-	-	2,097
Distributions / repayments	-	-	-	-	-	-
Earnings / (loss) realized	(306)	-	(31)	230	-	(107)
March 31, 2020	$2,916	$-	$2,625	$248	$-	$5,789

The Insurance SPACs represent the Company's consolidated subsidiaries equity method investments in various insurance SPACs.  The SPAC Sponsor Entities represent equity method investments in sponsor entities for SPACs that are not sponsored by the Company.  Amersfoot Office Investment I Cooperatief U. A. (“AOI”) is a company based in the Netherlands that invests in real estate.  CK Capital Partners B.V. (“CK Capital”) is a company based in the Netherlands that manages investments in real estate.  See note 24.   Each of the SPAC Series Funds (as defined in Item 2, in the “Business Environment” section under the title “The SPAC Market”) invests in the membership interests of an individual sponsor entity.  The Company manages these funds and serves as the general partner.  The Company invests in the SPAC Series Funds itself and also receives an allocation of the founder shares from each series fund that the Company invests in connection with its role as the general partner and manager.  Amounts paid by the Company in connection with receiving its allocation of founder shares are included in the table above along with the SPAC Series Funds.

As of March 31, 2021, the Company's equity method investments in SPAC Sponsor Entities and SPAC Series Funds entitle it to an allocation of approximately 5 million founder shares in total representing investments in 15 SPACs.  See note 4 for a discussion of the founders share allocations related to the Insurance SPACs.

12.  GOODWILL

Goodwill consisted of the following.

GOODWILL
(Dollars in Thousands)

	March 31, 2021	December 31, 2020
AFN	$109	$109
JVB	-	-
Goodwill	$109	$109

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

As of March 31, 2021, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 7.8 years.  The weighted average discount rate for the leases was 5.45%.

Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES
(Dollars in Thousands)

As of March 31, 2021
2021 - remaining	$741
2022	949
2023	963
2024	983
2025	983
Thereafter	3,128
Total	7,747
Less imputed interest	(1,471)
Lease obligation	$6,276

During the three months ended March 31, 2021 and 2020, total cash payments of $383 and $403, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets. For the three months ended March 31, 2021  and 2020, rent expense, net of sublease income of $70 and $79, was $370 and $378 respectively.

14.  OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other receivables consisted of the following.

OTHER RECEIVABLES
(Dollars in Thousands)

	March 31, 2021	December 31, 2020
Cash collateral due from counterparties	$2,716	$225
Asset management fees receivable	776	879
Accrued interest receivable and dividend receivable	1,734	2,275
Revenue share receivable	161	125
Other receivables	349	425
Other receivables	$5,736	$3,929

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

Asset management fees receivable are of a routine and short-term nature.  These amounts are generally accrued monthly and paid on a monthly or quarterly basis.  Accrued interest and dividends receivable represent interest and dividends accrued on the Company’s investment securities included as a component of investments-trading or other investments, at fair value. Interest payable on securities sold, not yet purchased is included as a component of accounts payable and other liabilities in the table entitled Accounts Payable and Other Liabilities below.  Revenue share receivable represents the amount due to the Company for the Company’s share of a revenue arrangement generated from an entity in which the Company receives a share of the entity’s revenue. Other receivables represent other miscellaneous receivables that are of a short-term nature.

Other assets consisted of the following.

OTHER ASSETS
(Dollars in Thousands)

	March 31, 2021	December 31, 2020
Deferred costs	$289	$248
Prepaid expenses	1,172	964
Deposits	385	398
Miscellaneous other assets	322	255
Furniture, equipment, and leasehold improvements, net	908	799
Intangible assets	166	166
Other assets	$3,242	$2,830

Deferred costs and prepaid expenses represent amounts paid for services that are being amortized over their expected period of use and benefit.  They are all routine and short-term in nature.  Deposits are amounts held by landlords or other parties which will be returned or offset upon satisfaction of a lease or other contractual arrangement.   See notes 16 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of the firm’s furniture, equipment, and leasehold improvements.  Intangible assets represent the carrying value of the JVB broker-dealer license.

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	March 31, 2021	December 31, 2020
Accounts payable	$280	$162
Redeemable financial instruments accrued interest	526	316
Accrued income tax	249	99
Accrued interest payable	623	630
Accrued interest on securities sold, not yet purchased	331	435
Payroll taxes payable	740	1,048
Counterparty cash collateral	29,275	41,119
Accrued expense and other liabilities	2,143	2,442
Accounts payable and other liabilities	$34,167	$46,251

The redeemable financial instrument accrued interest represents accrued interest on the JKD Capital Partners I LTD redeemable financial instrument.  See note 16.

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

Consolidated VIEs

The Company determined it was the primary beneficiary of several VIEs and therefore, has consolidated them.  The following table provides certain information regarding the consolidated VIEs:

	As of March 31, 2021	As of December 31, 2020
Cash and cash equivalents	$144	$270
Receivables	-	2,112
Other investments, at fair value	72,914	36,395
Investment in equity method affiliates	5,287	9,805
Non-controlling interest	(44,967)	(27,805)
Investment in consolidated VIEs	$33,378	$20,777

  The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in consolidated VIEs shown in the table above plus certain obligations the Company has to fund additional working capital to the equity method investees of certain of the consolidated VIEs.  The total amount of working capital commitment was $810 and $1,560 as of March 31, 2021 and December 31, 2020, respectively.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  March 31, 2021, and December 31, 2020, there were $1,567 of unfunded commitments to VIEs that the Company has invested in.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three months ended March 31, 2021 and 2020 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2021 and December 31, 2020.  See table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 17) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at March 31, 2021 and December 31, 2020.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	As of March 31, 2021	As of December 31, 2020
Other Investments, at fair value	$3,666	$2,548
Investments in equity method affiliates	667	363
Maximum exposure	$4,333	$2,911

16.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in Thousands)

	As of March 31, 2021	As of December 31, 2020
JKD Capital Partners I LTD	$7,957	$7,957
DGC Trust/CBF	-	4,000
	$7,957	$11,957

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

On September 30, 2020, the Company redeemed the DGC Trust Investment Agreement in full by making payment of $2,000.

On October 9, 2020 and effective October 15, 2020, the Operating LLC entered into Amendment No. 4 to Investment Agreement, which further amended the CBF Investment Agreement to, among other things, (A) decrease the “Investment Amount” under the CBF Investment Agreement from $6,500 to $4,000 in exchange for a one-time payment of $2,500 from the Operating Company to CBF; and (B) provide that the term “Investment Return” (as defined in the CBF Investment Agreement) will mean an annual return equal to, (i) for any twelve-month period following September 29, 2020 (each, an “Annual Period”) in which the revenue of the business of JVB (“Revenue of the Business”), is greater than zero, the greater of 20% of the Investment Amount or 9.4% of the Revenue of the Business, or (ii) for any Annual Period in which the Revenue of the Business is zero or less than zero, 3.75% of the Investment Amount. Prior to the Investment Agreement Amendment, the term “Investment Return” under the CBF Investment Agreement was defined as (A) with respect to any Annual in which the Revenue of the Business was greater than zero, the greater of 20% of the Investment Amount or 15.2% of the Revenue of the Business, or (ii) for any Annual Period in which the Revenue of the Business was zero or less than zero, 3.75% of the Investment Amount.  The Company made the $2,500 payment to CBF on October 15, 2020. The Company made a $4,000 payment on March 30, 2021 to fully redeem the Investment Amount.

17. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

	As of	As of	Interest
Description	March 31, 2021	December 31, 2020	Rate Terms	Interest (4)	Maturity
Non-convertible debt:
12.00% senior note (the "2020 Senior Note")	$4,500	$4,500	Fixed	12.00%	January 2022
12.00% senior note (the "2019 Senior Note")	2,400	2,400	Fixed	12.00%	September 2021 (1)
PPP Loan	2,166	2,166	Fixed	1.00%	May 2022
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	15,000	15,000	Fixed	8.00%	March 2022 (2)
Less unamortized debt issuance costs	(322)	(401)
	14,678	14,599
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	4.21%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	4.35%	March 2035
Less unamortized discount	(24,563)	(24,690)
	23,562	23,435

ByLine Bank	-	-	Variable	NA	October 2021
FT Financial Bank N.A. Credit Facility	-	-	Variable	NA	NA
Total	$47,306	$47,100

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

(2)

The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount at any time prior to maturity into units of membership interests of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of membership interests in the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Cohen & Company Inc. common stock, par value $0.01 per share (“Common Stock”) on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units of membership interests and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.  See note 20 to the Annual Report on Form 10-K for the year ended December 31, 2020.

(3)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of March 31, 2021 on a combined basis was 11.5% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

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

Pursuant to the note purchase agreement, JKD Investor and RNCS each purchased a senior promissory note in the principal amount of $2,250 (for an aggregate investment of $4,500).  The senior promissory notes bear interest at a fixed rate of 12% per annum and mature on January 31, 2022.  On February 3, 2020, pursuant to the note purchase agreement, the Operating LLC used the proceeds received from the issuance of the senior promissory notes to repay in full all amounts outstanding under the senior promissory note, dated September 25, 2019, issued by the Company to Pensco Trust Company, Custodian fbo Edward E. Cohen IRA in the principal amount of $4,386 (the “Cohen IRA Note”).  The Cohen IRA Note is included as a portion of the 2019 Senior Notes outstanding as of December 31, 2020.  The Cohen IRA Note was fully paid and extinguished on February 3, 2020.  Subsequent to this repayment, $2,400 of the 2019 Senior Notes remain outstanding.

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

In order to obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements. While the Company currently believes that its use of the PPP Loan proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. The Company must repay any unforgiven principal amount of the PPP Loan, with interest, on a monthly basis following the deferral period.  On September 23, 2020, the Company applied for forgiveness of the PPP Loan. As of the date of this report, the Company had not received a notice of forgiveness.

The PPP Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties, or covenants. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company.

Byline Bank

On October 28, 2020 (the “Byline Effective Date”), the Company entered into a Loan Agreement (the “Byline Loan Agreement”) with Byline Bank, as lender (the “Lender”), by and among the Lender, the Company, as a guarantor, and the Company’s subsidiaries, the Operating LLC and J.V.B. Financial Group Holdings, LP (“Holdings LP”), as guarantors, and JVB as borrower, and C&Co PrinceRidge Holdings, LP (“C&Co.”), pursuant to which the Lender agreed to make loans at JVB’s request from time to time in the aggregate amount of up to $7.5 million.

In addition, on the Effective Date, JVB and the Lender entered into a Revolving Note and Cash Subordination Agreement (the “Byline Revolving Note and Cash Subordination Agreement,” and, together with the Byline Loan Agreement, the “Byline Credit Facility”), pursuant to which, among other things, the Lender agreed to make loans at JVB’s request from time to time in the aggregate amount of up to $17.5 million. The Byline Credit Facility replaced the previous outstanding facility with FT Bank (see the “FT Bank Credit Facility” below).

Loans (both principal and interest) made by the Lender to JVB under the Byline Loan Agreement and the Byline Revolving Note and Cash Subordination Agreement are scheduled to mature and become immediately due and payable in full on October 28, 2022.  In addition, loans may be made under the Byline Loan Agreement and the Byline Revolving Note and Cash Subordination Agreement until October 28, 2022 and October 28, 2021, respectively.

Loans under the Byline Credit Facility bear interest at a per annum rate equal to LIBOR plus 6.0%, provided that in no event can the interest rate be less than 7.0%. JVB is required to pay on a quarterly basis an undrawn commitment fee at a per annum rate equal to 0.50% of the undrawn portion of the Lender’s $25 million commitment under the Byline Credit Facility.  JVB is also required to pay on each anniversary of the Byline Effective Date a commitment fee at a per annum rate equal to 0.50% of the Lender’s $25 million commitment under the Byline Credit Facility. Pursuant to the terms of the Byline Credit Facility, JVB paid to the Lender a commitment fee of $250 on the Byline Effective Date.  Loans under the Byline Credit Facility must be used by JVB for working capital purposes and general liquidity of JVB. JVB may request a reduction in the Lender’s $25,000 commitment in a minimum amount of $1 million and multiples of $500 thereafter upon not less than five days’ prior notice to the Lender.  The obligations of JVB under the Byline Credit Facility are guaranteed by the Company, the Operating LLC and Holdings LP, and are secured by a lien on all of Holdings LP’s property, including its 100% ownership interest in all of the outstanding membership interests of JVB.  Pursuant to the Byline Credit Facility, JVB and the guarantors thereunder provide customary representations and warranties for a transaction of this type.

The Byline Credit Facility also includes customary covenants for a transaction of this type, including covenants limiting the indebtedness that can be incurred by JVB and Holdings LP and restricting JVB’s ability to make certain loans and investments. Additionally, JVB may not permit (i) JVB’s tangible net worth to be less than $80,000 at any time from October 29, 2020 through December 31, 2021, and $85,000 at any time thereafter; and (ii) JVB’s excess net capital to be less than $40,000 at any time. JVB and each guarantor under the Byline Credit Facility are also limited in their ability to repay certain of their existing outstanding indebtedness.  As of March 31, 2021, the Company was in compliance with all of the financial covenants.

The Byline Credit Facility contains customary events of default for a transaction of this type. If an event of default under the Byline Credit Facility occurs and is continuing, then the Lender may declare and cause all or any part of the loans and all other liabilities outstanding under the Byline Credit Facility to become immediately due and payable.

As of March 31, 2021, the Company had not drawn on the Byline Credit Facility.

FT  Bank Credit Facility

The credit facility with FT Bank had a total borrowing capacity of $25,000.  It was comprised of a revolving credit facility (the “2019 FT Revolver”) which had a total borrowing capacity of $17,500 and a line of credit (the “2018 FT LOC”), which had a total borrowing capacity of $7,500.  Both were to mature on April 10, 2021.  However, the 2019 FT Revolver did not allow for additional draws after April 10, 2020.  During March 2020, the Company drew the full amount of $17,500 under the 2019 FT Revolver and that amount remained outstanding until the Company cancelled both revolving lines of credit and fully repaid the $17,500 outstanding balance plus accrued interest on October 27, 2020. The Company was in compliance with all covenants for all periods that the FT Revolver and FT LOC balances were outstanding.

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

On March 19, 2020, ViaNova received a notice of default from LegacyTexas Bank regarding the LegacyTexas Credit Facility, stating that ViaNova’s unrestricted cash balance was less than the amount required.  Also, on March 19, 2020, ViaNova received notice from LegacyTexas Bank that the Bank had suspended funding all “Alternative” loans for all of their clients, including the RTLs that are the subject of the LegacyTexas Credit Facility with LegacyTexas Bank.  As of March 19, 2020 ViaNova had repaid all outstanding indebtedness under the Agreement.  See note 4.

See note 20 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the Company’s other debt.

Interest Expense, net

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended March 31,
	2021	2020
Junior subordinated notes	$647	$821
2020 Senior Notes	133	89
2017 Convertible Note	375	371
2013 Convertible Notes / 2019 Senior Notes	71	119
2018 FT LOC/2019 FT Revolver/Byline Credit Facility	65	152
Redeemable Financial Instrument - DGC Trust / CBF	197	690
Redeemable Financial Instrument - JKD Capital Partners I LTD	526	440
Redeemable Financial Instrument - ViaNova Capital Group, LLC	-	(77)
	$2,014	$2,605

18. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the three months ended March 31, 2021 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2020	1,038,963
Vesting of shares	56,502
Shares withheld for employee taxes and retired	(20,845)
Repurchase and retirement of Common Stock	(38,647)
March 31, 2021	1,035,973

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every ten shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock issued and outstanding as of March 31, 2021. For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the Company’s board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $0.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible Preferred Stock (“Series F Preferred Stock”).  Pursuant to the Securities Purchase Agreement (the “SPA”), dated December 30, 2019, by and among the Company, the Operating LLC, Daniel G. Cohen, and The DGC Family FinTech Trust (the “DGC Trust”), the Company issued 12,549,273 Series F Preferred Stock to Daniel G. Cohen and 9,880,268 Series F Preferred Stock to the DGC Trust. The Series F Preferred Stock have substantially the same rights as the Series E Preferred Stock.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote, together as a single class on all matters with respect to which a vote of the stockholders of the Company is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to one vote for every ten shares of Series F Preferred Stock on each matter submitted to the holders for their vote.  As of  March 31, 2021, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  See Non-Controlling Interest/ - Securities Purchase Agreement – Purchase of IMXI shares below. For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Stockholder Rights Plan

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

During the three months ended March 31, 2021, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the amount of units surrendered (net of receipts) by Cohen & Company Inc.

Operating LLC
Membership Units
Units related to UIS Agreement	356,570
Units surrendered from retirement of Common Stock	(386,470)
Total	(29,900)

The Company recognized a net increase in additional paid in capital of $926 and a net increase in AOCI of $4 with an offsetting decrease in non-controlling interest of  $930 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the three months ended March 31, 2021 and 2020.

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Net income / (loss) attributable to Cohen & Company Inc.	$9,355	$(3,102)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company, Inc. paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	926	(123)
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$10,281	$(3,225)

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

During the three months ended March 31, 2021, the Company repurchased 38,647 shares in the open market pursuant to the 10b5-1 Plan for a total purchase price of $662. All of the purchases were completed using cash on hand.

During the three months ended March 31, 2020, no shares were repurchased by the Company.

Equity Distribution Agreement

On December 1, 2020, the Company entered into an Equity Distribution Agreement (the “Equity Agreement”) with Northland Securities, Inc. (trade name Northland Capital Markets), as sales agent (the “Sales Agent”), relating to the issuance and sale from time to time by the Company (the “ATM Program”), through the Sales Agent, of shares of the Company's Common Stock, having an aggregate offering price of up to $75,000 (collectively the “Shares”). Sales of the Shares, if any, under the Equity Agreement will be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act as agreed with the Sales Agent. In accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”), the Company was permitted to sell an aggregate of up to $9,318 in Shares under the Equity Agreement, which represented one-third of the value of the Common Stock held by non-affiliates as of March 5, 2021.

The  Equity Agreement includes customary representations, warranties and covenants by the Company and customary obligations of the parties and termination provisions. The Company has agreed to indemnify the Sales Agent against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the Sales Agent may be required to make with respect to any of those liabilities. The Company will pay the Sales Agent for sales of its common stock a commission of 2.5% of the gross offering proceeds of the Shares sold through the Sales Agent pursuant to the Equity Agreement.

The offering of the Common Stock pursuant to the Equity Agreement will terminate upon the sale of all of the Shares pursuant to the Equity Agreement, unless sooner terminated in accordance with the terms and conditions of the Equity Agreement.

As of  March 31, 2021, no shares had been sold under the Equity Agreement.

Non-Controlling Interest

ROLLFORWARD OF NON-CONTROLLING INTERESTS

(Dollars in Thousands)

	Operating LLC	Insurance SPAC Sponsor Entities	Insurance SPAC II Sponsor Entities	Insurance SPAC III Sponsor Entities	SPAC Sponsor Series LLC	Vellar GP	Total
December 31, 2020	$29,723	$16,686	$4,295	$5,416	$-	$1,408	$57,528
Non-controlling interest share of income / (loss)	27,403	3,559	26,646	(229)	(1)	(5)	57,373
OCI	(161)	-	-	-	-	-	(161)
Acquisition / (surrender) of additional units of consolidated subsidiary	(930)	-	-	-	-	-	(930)
Equity-based compensation	420	-	13,068	-	-	-	13,488
Shares withheld for employee taxes	(264)	-	-	-	-	-	(264)
Dividends/distributions	(11)						(11)
Contributions	-	-	-	8	15		23
Distributions	-	(20,245)	(4,237)	-	-	(1,403)	(25,885)
March 31, 2021	$56,180	$-	$39,772	$5,195	$14	$-	$101,161

19. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.  As of March 31, 2021,  JVB's minimum required net capital was $250, and actual net capital was $72,342, which exceeded the minimum requirements by $72,092.

CCFEL, a subsidiary of the Company regulated by the Central Bank of Ireland (“CBI”), is subject to certain regulatory capital requirements in accordance with the Capital Requirements Regulation 575/2013 and applicable CBI requirements.  As of March 31, 2021, the total minimum required net capital was $ 684, and actual net capital in CCFEL was $ 1,975, which exceeded the minimum requirements by $ 1,291 and CCFEL was in compliance with the net liquid capital provisions.

20. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended March 31,
	2021	2020
Net income / (loss) attributable to Cohen & Company Inc.	$9,355	$(3,102)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	27,403	(8,523)
Add: Interest expense incurred on dilutive convertible notes	289	-
Add / (deduct): Adjustment (2)	(1,751)	966
Net income / (loss) on a fully converted basis	$35,296	$(10,659)

Weighted average common shares outstanding - Basic	1,034,287	1,146,879
Unrestricted Operating LLC membership units exchangeable into Cohen & Company, Inc. shares (1)	2,838,132	2,793,798
Restricted units or shares	146,660	-
Shares issuable upon conversion of dilutive convertible notes	1,034,483	-
Weighted average common shares outstanding - Diluted (3)	5,053,562	3,940,677

Net income / (loss) per common share - Basic	$9.04	$(2.70)

Net income / (loss) per common share - Diluted	$6.98	$(2.70)

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

(3)	Potentially diluted securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2021	2020
2017 Convertible Note	-	1,034,483
Restricted Common Stock	-	30,466
Restricted Operating LLC units	-	15,424
	-	1,080,373

21. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

The Company’s U.S. broker-dealer subsidiary, JVB is a party to litigation commenced on August 7, 2019, in the Supreme Court of the State of New York under the caption VA Management, LP v. Odeon Capital Group LLC; Janney Montgomery Scott LLC; C&Co/PrinceRidge LLC; and JVB Financial Group LLC.  The plaintiff, VA Management, LP (f/k/a Visium Asset Management, LP) (“Visium”), alleges that the defendants, as third party broker-dealers, aided and abetted Visium’s portfolio managers’ breaches of their fiduciary duties by assisting in carrying out a fraudulent “mismarking scheme.”  Visium is seeking in excess of $1 billion in damages from the defendants including disgorgement of the compensation paid to Visium’s portfolio managers, restitution of and damages for the investigative and legal fees, administrative wind down costs, and regulatory penalties paid by Visium as a result of the “mismarking scheme,” direct and consequential damages for the destruction of Visium’s business, including lost profits and lost enterprise value, and attorneys’ fees and costs.  JVB and the other defendants filed a motion to dismiss the complaint in lieu of an answer on October 16, 2019.  On April 29, 2020, the Court issued a ruling denying the motions to dismiss filed by each of the defendants.  On May 20, 2020, JVB filed a Notice of Appeal with the Appellate Division of the Supreme Court, First Department. The other defendants also appealed. On July 13, 2020, JVB and the other defendants filed a joint appellate brief. On August 12, 2020, plaintiff filed its opposition brief. On August 21, 2020, JVB and the other defendants filed a joint reply brief. On December 10, 2020, the Appellate Division of the Supreme Court, First Department reversed the Court’s decision and granted the defendants motion to dismiss.  On January 11, 2021, Visium filed with the Court of Appeals of New York State a Motion for Leave to Appeal the decision of the Appellate Division.  On January 22, 2021, the defendants filed a joint Opposition to Motion for Leave to Appeal.  On May 4, 2021, the Court of Appeals denied the Motion for Leave to Appeal.

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

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended March 31, 2021

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$19,183	$-	$-	$19,183	$-	$19,183
Asset management	-	2,093	-	2,093	-	2,093
New issue and advisory	1,839	-	-	1,839	-	1,839
Principal transactions and other income	(1)	160	79,402	79,561	-	79,561
Total revenues	21,021	2,253	79,402	102,676	-	102,676
Salaries/Wages	9,397	1,456	13,287	24,140	2,507	26,647
Other Operating Expense	3,630	399	19	4,048	1,536	5,584
Impairment of goodwill	-	-	-	-	-	-
Total operating expenses	13,027	1,855	13,306	28,188	4,043	32,231
Operating income (loss)	7,994	398	66,096	74,488	(4,043)	70,445
Interest income (expense)	(65)	-	-	(65)	(1,949)	(2,014)
Income (loss) from equity method affiliates	-	(133)	(702)	(835)	-	(835)
Income (loss) before income taxes	7,929	265	65,394	73,588	(5,992)	67,596
Income tax expense (benefit)	-	-	-	-	868	868
Net income (loss)	7,929	265	65,394	73,588	(6,860)	66,728
Less: Net income (loss) attributable to the non-controlling interest	-	(5)	29,975	29,970	27,403	57,373
Net income (loss) attributable to Cohen & Company Inc.	$7,929	$270	$35,419	$43,618	$(34,263)	$9,355

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$1	$1	$-	$2	$79	$81

SEGMENT INFORMATION Statement of Operations Information
Three Months Ended March 31, 2020

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$18,561	$-	$-	$18,561	$-	$18,561
Asset management	-	1,615	-	1,615	-	1,615
New issue and advisory	-	-	-	-	-	-
Principal transactions and other income	9	116	(2,531)	(2,406)	-	(2,406)
Total revenues	18,570	1,731	(2,531)	17,770	-	17,770
Salaries/Wages	11,910	1,117	-	13,027	1,107	14,134
Other Operating Expense	3,277	477	50	3,804	1,394	5,198
Impairment of goodwill	7,883	-	-	7,883	-	7,883
Total operating expenses	23,070	1,594	50	24,714	2,501	27,215
Operating income (loss)	(4,500)	137	(2,581)	(6,944)	(2,501)	(9,445)
Interest (expense) income	(75)	-	-	(75)	(2,530)	(2,605)
Income (loss) from equity method affiliates	-	200	(307)	(107)	-	(107)
Income (loss) before income taxes	(4,575)	337	(2,888)	(7,126)	(5,031)	(12,157)
Income tax expense (benefit)	-	-	-	-	(372)	(372)
Net income (loss)	(4,575)	337	(2,888)	(7,126)	(4,659)	(11,785)
Less: Net income (loss) attributable to the non-controlling interest	-	-	(160)	(160)	(8,523)	(8,683)
Net income (loss) attributable to Cohen & Company Inc.	$(4,575)	$337	$(2,728)	$(6,966)	$3,864	$(3,102)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$4	$1	$-	$5	$75	$80

BALANCE SHEET DATA
As of March 31, 2021
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$7,692,486	$1,529	$116,949	$7,810,964	$24,031	$7,834,995

Included within total assets:
Investments in equity method affiliates	$-	$-	$9,136	$9,136	$-	$9,136
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
December 31, 2020
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$6,049,599	$1,540	$72,292	$6,123,431	$25,948	$6,149,379

Included within total assets:
Investments in equity method affiliates	$-	$-	$13,482	$13,482	$-	$13,482
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended March 31,
	2021	2020
Total Revenues:
United States	$100,895	$16,942
Europe & Other	1,781	828
Total	$102,676	$17,770

Long-lived assets attributable to an individual country, other than the United States, are not material.

23. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $1,585 and $2,060 for the three months ended March 31, 2021 and 2020, respectively.

The Company paid income taxes of $102 and $4 for the three months ended March 31, 2021 and 2020, respectively. The Company received no income tax refunds for three months ended March 31, 2021 and 2020. respectively.

For the three months ended March 31, 2021, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net surrendered units of membership interests in the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $926, a net increase of $4 in AOCI, and an decrease of $930 in non-controlling interest.

●	The Company recorded a decrease of $2,103 in due from related party, a corresponding increase of $701 in other investments at fair value, and a corresponding decrease of $1,402 to non-controlling interest, all as a result of a $2,103 in-kind distribution of incremental LP interests, from the 2020 performance fee earned, to all the members of Vellar GP, including the Company.
●	The Company recorded a decrease of $3,958 in equity method affiliates and a $279 decrease in other investments, at fair value resulting from the completion of the Insurance SPAC II Merger.
●	The Company recorded a decrease in other investments at fair value of $20,119 resulting from an in-kind distribution relating to the Insurance SPAC Merger.

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

The following table shows the impact of changes in these collateral deposits had on our cash flows in each period presented:

	For the Three Months Ended March 31,
	2021	2020
Collateral deposit end of period	$29,275	$74,692
Less: Collateral deposit beginning of period	41,119	9,524
Impact to cash flow from operations	$(11,844)	$65,168

24. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the three months ended March 31, 2021 and 2020. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repo agreements with TBBK as its counterparty.  As of March 31, 2021 and December 31, 2020, the Company had no repo agreements with TBBK as counterparty.  For the three months ended March 31, 2021, and 2020, the Company incurred no interest expense related to repos with TBBK as its counterparty.

B. Daniel G. Cohen/Cohen Bros. Financial, LLC (“CBF”)/ EBC 2013 Family Trust (“EBC”)

CBF has been identified as a related party because (i) CBF is a non-controlling interest holder of the Company and (ii) CBF is wholly owned by Daniel G. Cohen. On September 29, 2017, CBF also invested $8,000 of the $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Trust / CBF pursuant to the CBF Investment Agreement.  The Company incurred interest expense on this instrument, which is disclosed as part of interest expense incurred in the table at the end of this section.  In March 2021 and October 2020, payments of $4,000 and $2,500, respectively, were made by the Company to CBF, which fully extinguished the redeemable financial instrument balance.  See notes 16 and 17.

EBC has been identified as a related party because Daniel G. Cohen is a trustee of EBC and has sole voting power with respect to all shares of the Company held by EBC.  In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company.  The Company issued $2,400 in principal amount of the 2013 Convertible Notes and $1,600 of Common Stock to EBC. See note 20 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  On September 25, 2019, the 2013 Convertible Notes were amended and restated by the 2019 Senior Notes.  On September 25, 2020 the 2019 Senior Notes were amended again to extend their maturity date until September 25, 2021.  See note 17. The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at the end of this section.

C. The Edward E. Cohen IRA

On August 28, 2015, $4,386 in principal amount of the 2013 Convertible Notes originally issued to Mead Park Capital in September 2013 was purchased by Pensco Trust Company, Custodian fbo Edward E. Cohen, of which Edward E. Cohen is the benefactor.  Edward E. Cohen is the father of Daniel G. Cohen.  On September 25, 2019, the 2013 Convertible Notes were amended and restated by the 2019 Senior Notes. See note 17 for a description of amendments related to the 2019 Senior Notes and 2013 Convertible Notes.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at the end of this section. $4,386 of the 2019 Senior Notes were fully repaid on February 3, 2020.  See note 17 and note 20 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

D. JKD Investor

The JKD Investor is an entity owned by Jack J. DiMaio, the vice chairman of the board of directors and vice chairman of the Operating LLC’s board of managers and his spouse.  On October 3, 2016, JKD Investor invested $6,000 in the Operating LLC.  Additional investments were made in January 2017 and January 2019 in the amounts of $1,000 and $1,268 respectively.  See note 16. The interest expense incurred on this investment is disclosed in the table at the end of this section.

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

On September 29, 2017, the DGC Trust invested $2,000 of the $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Trust / CBF pursuant to the DGC Trust Investment Agreement.  See notes 19 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and note 16 herein.  Interest incurred on this instrument is disclosed in the tables at the end of this section.  The Company redeemed the DGC Trust Redeemable Financial Instrument in full by making payment of $2,000 on September 30, 2020.

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

G. FinTech Masala, LLC

FinTech Masala, LLC (formerly Bezuco Capital, LLC) is a related party because Betsy Cohen, the mother of Daniel G. Cohen, is a member of FinTech Masala, LLC.  Daniel G. Cohen is also a member of Fintech Masala, LLC.    The Company engaged Betsy Cohen on behalf of FinTech Masala, LLC as a consultant to provide certain services related to the Insurance SPAC. The Company agreed to pay a consultant fee of $1 per month, which commenced July 1, 2019 and continued through the Insurance SPAC Merger.  Betsy Cohen made a $2 investment in the Insurance SPAC Sponsor Entities in March 2019 which is included as a component of non-controlling interest in the consolidated balance sheet at December 31, 2020.  The expense incurred by the Company for the consulting services provided by FinTech Masala, LLC are included within professional fees and operating expense in the consolidated income statement and are disclosed in the table below.

The Company engaged Betsy Cohen on behalf of FinTech Masala, LLC as a consultant to provide certain services related to the Insurance SPAC II. The Company agreed to pay a consultant fee of $1 per month, which commenced on October 1, 2020, and continued through February 2021.  Betsy Cohen made a $1 investment in the Insurance SPAC II Sponsor Entities which is included as a component of non-controlling interest in the consolidated balance sheet at December 31, 2020.  The expense incurred by the Company for the consulting services provided by FinTech Masala, LLC is included within professional fees and operating expense in the consolidated income statement and are disclosed in the table below.

The Company engaged Betsy Cohen on behalf of FinTech Masala, LLC as a consultant to provide certain services related to the Insurance SPAC III. The Company agreed to pay a consultant fee of $1 per month, which commenced on December 1, 2020, and continues through  (i) the date that is thirty days following the closing of the Insurance SPAC III ’s Initial Business Combination and (ii) the date on which the Company or Betsy Cohen terminates the consulting agreement.  Betsy Cohen made a $1 investment in the Insurance SPAC III Sponsor Entities which is included as a component of non-controlling interest in the consolidated balance sheets.  The expense incurred by the Company for the consulting services provided by FinTech Masala, LLC is included within professional fees and operating expense in the consolidated income statement and are disclosed in the table below.

H. Investment Vehicle and Other

Stoa USA, Inc.

Stoa USA, Inc. is an equity method investment because Daniel Cohen is a director.  In March 2021, the Operating LLC made a $67k investment in Stoa USA, Inc.  This amount is not included in the table below.

CK Capital and AOI

CK Capital and AOI are related parties as they are equity method investments of the Company.  In December 2019, the Company acquired a 45% interest in CK Capital.  The Company purchased this interest for $18 (of which $17 was paid to an entity controlled by Daniel G. Cohen).  In addition, in December 2019, the Company also acquired a 10% interest in AOI, a real estate holding company, for $1 from entities controlled by Daniel G. Cohen.  Income earned, or loss incurred by the Company on the equity method investments in CK Capital and AOI is included in the tables below.  In accordance with the CK Capital shareholders agreement, the Company may receive fees for consulting services provided by the Company to CK Capital.  Any fees earned for such consulting services are included in principal transactions and other income in the table below.  See note 11.

Insurance SPAC

Prior to October 13, 2020, the date of the Insurance SPAC Merger, the Insurance SPAC was considered a related party as it was an equity method investment of the Company. The Operating LLC was the manager of the Insurance SPAC Sponsor Entities and the Company consolidated the Insurance SPAC Sponsor Entities. Prior to the Insurance SPAC Merger, the Company owned 26.5% of the equity in the Insurance SPAC. Income earned or losses incurred on equity method investment in the Insurance SPAC is included in the tables below. The Operating LLC and the Insurance SPAC entered into an administrative services agreement, dated March 19, 2019, pursuant to which the Operating LLC and the Insurance SPAC agreed that, commencing on the date that the Insurance SPAC’s securities were first listed on the NASDAQ Capital Market through the earlier of the Insurance SPAC’s consummation of a business combination and its liquidation, the Insurance SPAC would pay the Operating LLC $10 per month for certain office space, utilities, secretarial support, and administrative services. Revenue earned by the Company from such administrative services agreement is included as part of principal transactions and other income in the tables below.  The Company also agreed to lend the Insurance SPAC $750 for operating and acquisition related expenses, of which $650 was actually borrowed by the Insurance SPAC from the Company. On October 13, 2020 in connection with the Insurance SPAC Merger, the Insurance SPAC made a payment of $650 to the Company extinguishing this loan balance in full.  See note 4.

Insurance SPAC II

Prior to February 9, 2021, the date of the Insurance SPAC II Merger, Insurance SPAC II was considered a related party as it was an equity method investment of the Company.  The Operating LLC, was the manager of the Insurance SPAC II Sponsor Entities and the Company consolidated the Insurance SPAC II Sponsor Entities. Prior to the Insurance SPAC II Merger, the Company owned 46.1% of the equity in Insurance SPAC II.    Income earned, or loss incurred on the equity method investment in Insurance SPAC II is included in the table below.  The Operating LLC and Insurance SPAC II entered into an administrative services agreement, dated September 2, 2020, pursuant to which the Operating LLC and Insurance SPAC II  agreed that, commencing on the date that Insurance SPAC II’s securities were first listed on the NASDAQ Capital Market through the earlier of Insurance SPAC II’s consummation of a business combination and its liquidation, Insurance SPAC II would pay the Operating LLC $20 per month for certain office space, utilities, secretarial support, and administrative services.  Revenue earned by the Company from such administrative services agreement is included as part of principal transactions and other income in the tables below.  The Company also agreed to lend Insurance SPAC up to $750 for operating and acquisition related expenses; no amounts were borrowed from the Company and the lending agreement is no longer in place effective with the Insurance SPAC II Merger.  See note 4.

Insurance SPAC III

Insurance SPAC III is a related party as it is an equity method investment of the Company.  The Operating LLC is the manager of the Insurance SPAC III Sponsor Entities and the Company consolidates the Insurance SPAC III Sponsor Entities. As of March 31, 2020, the non-controlling interest invested $5,775 in Insurance SPAC III Sponsor Entities and owns 49.5% of the equity in Insurance SPAC III Sponsor Entities. Income earned, or loss incurred on the equity method investment in Insurance SPAC III is included in the table below.  The Operating LLC and Insurance SPAC III entered into an administrative services agreement, dated December 17, 2020, pursuant to which the Operating LLC and Insurance SPAC III agreed that, commencing on the date that Insurance SPAC III’s securities were first listed on the NASDAQ Capital Market through the earlier of Insurance SPAC III’s consummation of a business combination and its liquidation, Insurance SPAC III would pay the Operating LLC $20 per month for certain office space, utilities, and shared personnel support as may be requested by Insurance SPAC III.  Revenue earned by the Company from the administrative services agreement is included as part of principal transactions and other income in the tables below. The Company also agreed to lend Insurance SPAC III $810 for operating and acquisition related expenses as a sponsor of Insurance SPAC III; no amounts have been borrowed as of March 31, 2021. See note 4.

SPAC Fund

The SPAC Fund is considered a related party because it is an equity method investment of the Company.  The Company has an investment in and a management contract with the SPAC Fund.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management in the tables below.  As of March 31, 2021, the Company owned 1.9% of the equity of the SPAC Fund.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management and is shown in the tables below.  As of March 31, 2021, the Company owned 4.85% of the equity of the U.S. Insurance JV.

SPAC Series Funds

The SPAC Series Funds are considered related parties because they are equity method investments of the Company.  From time to time, the Company many also invest directly in the same sponsor entity that a SPAC Series Fund invests in.  As of March 31, 2021, the Company owned 0.61% in SPAC Series Funds.  Income earned or loss incurred on the equity method investment in the SPAC Series Funds is included in the tables below.

Sponsor Entities of Other SPACs

In general, a SPAC is initially funded by a sponsor and that sponsor invests in and receives private placement and founders shares of the SPAC.  The sponsor may be organized as a single legal entity or multiple entities under common control.  In either case, the entity or entities is referred to in this section as the sponsor of the SPAC.  The Company has had the following transactions with various sponsors of SPACs that are related parties and which the Company does not consolidate.

Fintech Acquisition Corp. III ("FTAC III") was a SPAC.  The sponsor of FTAC III ("FTAC III Sponsor") is a related party because Daniel G. Cohen is the manager of the FTAC III Sponsor.   In December 2018, the Operating LLC entered into an agreement with FTAC III Sponsor whereby the Company provided certain accounting and administrative services and in exchange the Company received 23,300 founders shares of FTAC III.  The revenue earned on this arrangement is disclosed in the tables below.

Fintech Acquisition Corp. IV ("FTAC IV") is a SPAC.  The sponsor of Fintech Acquisition Corp. IV ("FTAC IV Sponsor") is a related party as it is an equity method investment of the Company.  The Company made a sponsor investment in FTAC IV Sponsor, receiving an initial allocation of 130,000 founders shares of Fintech Acquisition IV stock for $1.  In addition, on September 29, 2020, the Operating LLC entered into a letter agreement with FTAC IV Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC IV Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of an additional 30,000 founders shares of Fintech Acquisition IV stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned from these services is recorded in the table below.

Fintech Acquisition Corp. V ("FTAC V") is a SPAC.  The sponsor of Fintech Acquisition Corp. V ("FTAC V Sponsor") is a related party as it is an equity method investment of the Company.  The Company made a sponsor investment in FTAC V Sponsor, receiving an initial allocation of 140,000 founder shares.  On December 14, 2020, the Operating LLC entered into a letter agreement with FTAC V Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC V Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC V stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned from these services is recorded in the table below.

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

The following tables display the routine transactions recognized in the consolidated statements of operations from the identified related parties that are described above.

	Three Months Ended
	March 31, 2021	March 31, 2020

Asset management
SPAC Fund	215	(47)
SPAC Series Funds	319	-
U.S. Insurance JV	91	90
	$625	$43
Principal transactions and other income
Insurance SPAC	-	30
Insurance SPAC II	40	-
Insurance SPAC III	60	-
FTAC III Sponsor	-	3
FTAC Sponsor IV	5	-
FTAC Sponsor V	5	-
FTAC Olympus Sponsor	5	-
SPAC Fund	478	(59)
U.S. Insurance JV	162	(167)
	$755	$(193)
Income (loss) from equity method affiliates
AOI	(98)	(30)
CK Capital	(34)	230
Insurance SPAC II	(107)	(307)
Insurance SPAC III	(454)	-
SPAC Sponsor Entities	(21)	-
SPAC Series Funds	(121)	-
	$(835)	$(107)

Operating expense (income)
Duane Morris	398	319
FinTech Masala, LLC	(8)	(11)
	$390	$308
Interest expense (income)
CBF	197	528
DGC Trust	375	533
EBC	71	72
Edward E. Cohen IRA	-	48
JKD Investor	592	484
	$1,235	$1,665

The following related party transactions are non-routine and are not included in the tables above.

K.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $95 and $98 for the three months ended March 31, 2021 and 2020 respectively.

The Company leases office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio, Jr., the vice chairman of the Company’s board of directors.  The lease agreement expired in June 2020 and was subsequently amended to extend for a period of one year through June 2021.  The Company recorded $24 of rent expense related to this office space for the three months ended March 31, 2021 and 2020, respectively.

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

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	March 31, 2021	December 31, 2020

CK Capital	$-	$147
U.S. Insurance JV	75	78
SPAC Fund	225	2,255
Employee & other	303	332
Due from related parties	$603	$2,812

 ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Cohen & Company Inc. and its majority owned subsidiaries (collectively, “we,” “us,” “our,” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

●

Capital Markets:  Our Capital Markets business segment consists primarily of fixed income sales, trading, matched book repo financing, new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs and other forward agency MBS contracts, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We carry out our capital markets activities primarily through our subsidiaries: JVB in the United States and CCFEL in Europe.

●

Asset Management:  Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of March 31, 2021, we had approximately $2.41 billion in assets under management (“AUM”) of which 67.7% was in CDOs. A substantial portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

●

Principal Investing: Our Principal Investing business segment is comprised of investments that we hold related to our SPAC franchise and other investments have made for the purpose of earning an investment return rather than investments to support our trading, matched book repo, or other Capital Markets business segment activities.  These investments are a component of our other investments, at fair value, other investments sold, not yet purchased, and investments in equity method affiliates in our consolidated balance sheet.

We generate our revenue by business segment primarily through the following activities.

Capital Markets:

●

Our trading activities, which include execution and brokerage services, securities lending activities, riskless trading activities, as well as gains and losses (unrealized and realized) and income and expense earned on securities and derivatives classified as trading or trading securities sold, not yet purchased;

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

●	Incentive management fees earned based on the performance of Investment Vehicles.

Principal Investing:

●	Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value and other investments sold, not yet purchased.
●	Income and loss earned on equity method investments.

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

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of March 31, 2021,  67.7% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

The SPAC Market

Beginning in 2018, we began sponsoring a series of SPACs.  Each sponsored SPAC either completed or seeks to complete a business combination with a company involved in the insurance market.  In addition, we invest in other SPACs at various stages of their business life cycle.  Beginning in 2019, these SPAC activities have become a significant portion of our Principal Investing business segment. In August 2018, we invested in and became the general partner of a newly formed investment fund (the “SPAC Fund”), which was created for the purpose of investing in the equity interests of SPACs and SPAC sponsor entities including SPACs sponsored by us, our affiliates, and third parties. As a complement to the SPAC Fund, we established and became manager of two newly formed umbrella limited liability companies (the “SPAC Series Funds”) that issue a separate series of interest for each investment portfolio, which typically consists of investments in the sponsor entities of individual SPACs.  Generally, when a SPAC acquires or merges with a privately held target company, the target company winds up owning a majority of the resulting outstanding equity of the SPAC so the transaction is accounted for as a reverse merger.  Private companies utilize reverse mergers with SPACs as a method of going public as an alternative to a traditional IPO.  All of our business activity related to SPACs is highly sensitive to the volume of activity in the SPAC market.  Volumes could be negatively impacted if target companies no longer see SPACs as an attractive alternative thereby reducing the number of suitable potential business combination targets.  Also, investor demand for SPACs would be negatively impacted if the stock of SPACs that successfully complete a business combination underperform the market.  If volumes of SPAC activity decline, our results of operations will likely be significantly negatively impacted.

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

In 2021, medical professionals developed COVID-19 vaccines and governments began to distribute them globally, which is expected to reduce virus spread and further aid economic recovery.  Despite broad improvements in the global fight against the COVID-19 virus, we will likely be impacted by the pandemic in other ways which we cannot reliably determine.  We will continue to monitor market conditions and respond accordingly.  In April 2020, the Company applied for and received a $2,166 loan under the Paycheck Protection Program ("PPP") of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.  See "Recent Events" below for additional information regarding this loan.

Recent Events

The 2020 Senior Notes

On January 31, 2020, the Operating LLC entered into a note purchase agreement with JKD Capital Partners I LTD, a New York corporation (“JKD Investor”), and RN Capital Solutions LLC, a Delaware limited liability company (“RNCS”).  The JKD Investor is owned by Jack DiMaio, the vice chairman of the Company’s board of directors, and his spouse.

Pursuant to the note purchase agreement, JKD Investor and RNCS each purchased a senior promissory note in the principal amount of $2,250 (for an aggregate investment of $4,500).  The senior promissory notes bear interest at a fixed rate of 12% per annum and mature on January 31, 2022.  On February 3, 2020, pursuant to the note purchase agreement, the Operating LLC used the proceeds received from the issuance of the senior promissory notes to the JKD Investor and RNCS to repay in full all amounts outstanding under the senior promissory note, dated September 25, 2019, issued by the Company to Pensco Trust Company, Custodian fbo Edward E. Cohen IRA in the principal amount of $4,386 (the “Cohen IRA Note”).  The Cohen IRA Note was included as a portion of the 2019 Senior Notes (as defined below) outstanding as of December 31, 2019.  The Cohen IRA Note was fully paid and extinguished on February 3, 2020.  Subsequent to this repayment, $2,400 of the 2019 Senior Notes remain outstanding and are held by EBC.  On September 25, 2020, the 2019 Senior Notes were amended to extend the maturity date of the remaining $2,400 to September 25, 2021.  See note 17 to our financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the 2019 Senior Notes and the senior promissory notes issued to the JKD Investor and RNCS.

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

Paycheck Protection Program

In April 2020, we applied for and received a $2,166 loan under the PPP. We have carefully considered the eligibility requirements for PPP loans as well as supplemental guidance regarding the PPP beyond the applicable statute issued from time to time by government agencies and certain government officials. We were eligible to receive a PPP loan because we have fewer than 100 employees. Further, although we are a publicly traded company and are listed on the NYSE American stock exchange, our market capitalization is small relative to many other publicly traded companies, and we believed that we did not have access to the public capital markets at the time we applied for and received a loan under the PPP. In part due to the PPP loan, we do not anticipate any significant workforce reduction or reductions in compensation levels in the near future. On September 23, 2020, we applied for forgiveness of the PPP loan.  As of the date of this report, we have not heard back regarding the forgiveness of the PPP loan.  See note 18 to our financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the loan we received under the PPP.

Insurance SPAC

The Operating LLC is the manager of Insurance Acquisition Sponsor, LLC (“IAS”) and Dioptra Advisors , LLC (“Dioptra” and, together with IAS, the “Insurance SPAC Sponsor Entities”).  The Insurance SPAC Sponsor Entities were sponsors of Insurance Acquisition Corp. ("Insurance SPAC"), a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

On June 29, 2020, Insurance SPAC entered into an Agreement and Plan of Merger (the “Insurance SPAC Merger Agreement”) with IAC Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of Insurance SPAC (“Insurance SPAC Merger Sub”), and Shift Technologies, Inc., a Delaware corporation (“SFT”).  On October 13, 2020, Insurance SPAC Merger Sub was merged (the “Insurance SPAC Merger”) with and into SFT. In connection with the Insurance SPAC Merger, the Insurance SPAC changed its name from “Insurance Acquisition Corp.” to “Shift Technologies, Inc.” and, on October 15, 2020, the Insurance SPAC’s NASDAQ trading symbol changed from "INSU" to “SFT.” The Insurance SPAC Merger was approved by the Insurance SPAC’s stockholders at a special meeting of stockholders held on October 13, 2020.

Upon the closing of the Insurance SPAC Merger, the Insurance SPAC Sponsor Entities held 375,000 shares of SFT’s Class A Common Stock, par value $0.0001 per share (“SFT Class A Common Stock”), and 187,500 warrants (“SFT Warrants”) to purchase an equal number of shares of SFT Class A Common Stock for $11.50 per share (such SFT Class A Common Stock and SFT Warrants, collectively, the “Placement Securities”) as a result of the 375,000 placement units which the Insurance SPAC Sponsor Entities had purchased in a private placement that occurred simultaneously with the Insurance SPAC’s initial public offering on March 22, 2019.  Further, upon the closing of the Insurance SPAC Merger, the Insurance SPAC Sponsor Entities collectively held an additional 4,497,525 shares of SFT Class A Common Stock as a result of its previous purchase of founder shares of the Insurance SPAC.  In general, when founder shares and placement shares are discussed as a group, we refer to them as "Sponsor Shares".  Of the 375,000 placement units, 122,665 were allocable to us.  Of the 4,497,525 founder shares, 2,019,721 were allocable to us.

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

2.  We reclassified the equity method investment to other investments, at fair value and recorded principal transactions and other income for the difference between the fair value of the Sponsor Shares held by the Insurance SPAC Sponsor Entities and the equity method investment balance immediately prior to the merger closing; and

3.  We then recorded non-controlling interest expense or compensation expense related to the Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC Sponsor Entities.  If the non-controlling interest holder was our employee, we recorded the expense as equity-based compensation expense.  Otherwise, the expense was recorded by us as non-controlling interest expense.

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

During the three months ended March 31, 2021, the Insurance SPAC Sponsor Entities distributed all the unrestricted and restricted shares held to its members including us.  The portion of such SFT shares that was distributed to members other than us was treated as an in-kind non-controlling interest distribution.  Subsequent to that distribution, we continue to record any change in the fair value of the SFT shares held by us as a component of principal transactions and other income.  However, no offsetting entry to non-controlling interest is necessary subsequent to the non-controlling interest distribution.

Concurrently with the closing of the Insurance SPAC Merger, a subsidiary of the Operating LLC, INSU Pipe Sponsor, LLC, purchased 600,000 shares of SFT Class A Common Stock at a purchase price per share of $10.00 pursuant to a subscription agreement that such subsidiary executed at the time of the execution of the Insurance SPAC Merger Agreement. Our interest in INSU Pipe Sponsor LLC entitled us to an allocation of 350,000 shares of SFT Class A Common Stock.  During 2020, we consolidated INSU Pipe Sponsor, LLC and recorded principal transactions and other income for the full 600,000 shares and then non-controlling interest expense or income for the 250,000 shares not owned by us.  In December 2020, the shares of SFT Class A Common Stock were registered for sale and INSU Pipe Sponsor, LLC distributed the shares to the non-controlling interest holders resulting in INSU Pipe Sponsor, LLC being 100% owned by the Operating LLC.  INSU Pipe Sponsor, LLC was dissolved in the first quarter of 2021, and our 350,000 shares of SFT Class A common stock transferred to the Operating LLC or other wholly owned subsidiaries of the Operating LLC.

The following table details the impact of all the entries associated with the Insurance SPAC during the three months ended March 31, 2021.  This table excludes any tax impact.

	For the Three Months Ended March 31, 2021
	Insurance SPAC Sponsor Entities	Operating LLC	Total
Principal transactions and other income	$7,380	$(3,718)	$3,662
Equity-based compensation	-	-	-
Other operating	(8)	-	(8)
Income / (loss) from equity method affiliates	-	-	-
Net income / (loss)	7,372	(3,718)	3,654
Less: Net loss / (income) attributable to the non-controlling interest - Operating LLC	(3,560)	-	(3,560)
Net income / (loss) - Operating LLC	3,812	(3,718)	94
Less: Net income / (loss) attributable to the convertible non-controlling interest	2,794	(2,725)	69
Net income / (loss) attributable to Cohen & Company Inc.	$1,018	$(993)	$25

As of March 31, 2021, the Operating LLC's total investment in SFT is $15,578, which is included as a component of other investments, at fair value.  These values are broken out as follows:

Operating
Description	LLC
Shares freely tradeable	$2,208
Shares that will become freely tradeable at such time SFT's stock price is greater than $12.00 per share for any period of 20 trading days out of 30 consecutive trading days	3,349
Shares that will become freely tradeable at such time SFT's stock price is greater than $13.50 per share for any period of 20 trading days out of 30 consecutive trading days	3,345
Shares that will become freely tradeable at such time SFT's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days	3,340
Shares that will become freely tradeable at such time SFT's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days	3,336
Total	$15,578

SFTs closing share price on March 31, 2021 was $8.32 per share.  See note 4 to our financial statements included in this Quarterly Report on Form 10-Q.

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

As of the closing of the Insurance SPAC II Merger, we continued to consolidate the Insurance SPAC II Sponsor Entities. Prior to the closing, we treated the consolidated Insurance SPAC Sponsor Entities’ investment in the Insurance SPAC as an equity method investment.  Effective upon the closing of the Insurance SPAC Merger:

1.  We determined the fair value of the Sponsor Shares held by the Insurance SPAC Sponsor Entities.

2.  We reclassified the equity method investment to other investments, at fair value and recorded principal transactions and other income for the difference between the fair value of the Sponsor Shares held by the Insurance SPAC Sponsor Entities and the equity method investment balance immediately prior to the merger closing; and

3.  We then recorded non-controlling interest expense or compensation expense related to the Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC Sponsor Entities.  If the non-controlling interest holder was an employee, we recorded the expense as equity-based compensation expense.  Otherwise, the expense was recorded as non-controlling interest expense.

Subsequent to the closing of the Insurance SPAC II Merger through April 16, 2021, any change in the fair value of the shares held by the Insurance SPAC Sponsor Entities has been recorded as a component of principal transactions and other income.  We concurrently record a corresponding non-controlling interest entry related to the Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC Sponsor II Entities.  No adjustment is made to the equity-based compensation expense recorded as of the closing of the Insurance SPAC Merger.  Rather, all post-merger changes in value related to Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC Sponsor Entities are recorded as non-controlling interest expense.

On April 16, 2021, the Insurance SPAC II Sponsor Entities distributed all the unrestricted and restricted MetroMile shares held to its members including the Operating LLC.  The portion of such MetroMile shares that was distributed to members other than the Operating LLC was treated as an in-kind non-controlling interest distribution.  Subsequent to that distribution, we continue to record any change in the fair value of the MetroMile shares held by us as a component of principal transactions and other income.  However, no offsetting entry to non-controlling interest is necessary subsequent to the non-controlling interest distribution.

The following table details the impact of all the entries associated with the Insurance SPAC II during the three months ended March 31, 2021.  This table excludes any tax impact.

	For the Three Months Ended March 31, 2021
	Insurance SPAC II Sponsor Entities	Operating LLC	Total
Principal transactions and other income	$73,193	$-	$73,193
Equity-based compensation	(13,068)	-	(13,068)
Other operating	-	-	-
Income / (loss) from equity method affiliates	(107)	-	(107)
Net income / (loss)	60,018	-	60,018
Less: Net loss / (income) attributable to the non-controlling interest - Operating LLC	(26,645)	-	(26,645)
Net income / (loss) - Operating LLC	33,373	-	33,373
Less: Net income / (loss) attributable to the convertible non-controlling interest	24,459	-	24,459
Net income / (loss) attributable to Cohen & Company Inc.	$8,914	$-	$8,914

The Operating LLC's total investment in MetroMile of $72,914 is included as a component of other investments, at fair value in our consolidated balance sheet.  Offsetting this is $39,772 of non-controlling interest in our consolidated balance sheet related to shares of MetroMile held in consolidated entities that are distributable to the non-controlling interest holders.  Therefore, the Operating LLC's share of the consolidated investment in MetroMile as of March 31, 2021 was $33,142. These values are broken out as follows:

	Fair	Non-Controlling	Operating
Description	Value	Interest	LLC
Shares freely tradeable	$21,145	$(13,266)	7,879
Shares that will become freely tradeable at such time MetroMile's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days	25,935	(13,279)	12,656
Shares that will become freely tradeable at such time MetroMile's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days	25,834	(13,227)	12,607
Total	$72,914	$(39,772)	33,142

MetroMile's closing share price on March 31, 2021 was $10.29 per share.   See note 4 to our financial statements included in this Quarterly Report on Form 10-K.

INSU Acquisition Corp III ("Insurance SPAC III")

The Operating LLC is the manager of Insurance Acquisition Sponsor III, LLC (“IAS III”) and Dioptra Advisors III, LLC (together with IAS III, the “Insurance SPAC III Sponsor Entities”). The Insurance SPAC III Sponsor Entities are sponsors of INSU Acquisition Corp. III ("Insurance SPAC III").  On December 22, 2020, Insurance SPAC III completed the sale of 25,000,000 units (the “Insurance SPAC III Units”) in its initial public offering which included 3,200,000 units issued pursuant to the underwriters’ over-allotment option.

Each Insurance SPAC III Unit consists of one share of Insurance SPAC III's Class A common stock, par value $0.0001 per share (“Insurance SPAC III Common Stock”), and one-third of one Insurance SPAC III warrant (each, an “Insurance SPAC III Warrant”), where each whole Insurance SPAC III Warrant entitles the holder to purchase one share of Insurance SPAC III Common Stock for $11.50 per share. The Insurance SPAC III Units were sold in the IPO at an offering price of $10.00 per Unit, for gross proceeds of $250,000 (before underwriting discounts and commissions and offering expenses). Pursuant to the underwriting agreement in the IPO, Insurance SPAC III granted the underwriters in the IPO (the “Insurance SPAC III Underwriters”) a 45-day option to purchase up to 3,270,000 additional Insurance SPAC III units solely to cover over-allotments, if any; and on December 21, 2020, the Insurance SPAC III Underwriters notified the Company that they were partially exercising the over-allotment option for 3,200,000 Insurance SPAC III Units and waiving the remainder of the over-allotment option. Immediately following the completion of the IPO, there were an aggregate of 34,100,000 shares of Insurance SPAC III Common Stock issued and outstanding.  If Insurance SPAC III fails to consummate a business combination within the first 24 months following the IPO, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets.

The Insurance SPAC III Sponsor Entities purchased an aggregate of 575,000 of placement units in Insurance SPAC III in a private placement that occurred simultaneously with the IPO for an aggregate of $5,750, or $10.00 per placement unit. Each placement unit consists of one share of Insurance SPAC III Common Stock and one-third of one warrant (the “Insurance SPAC III Placement Warrant”). The Insurance SPAC III placement units are identical to the Insurance SPAC III Units sold in the IPO except (i) the shares of Insurance SPAC III Common Stock issued as part of the placement units and the Insurance SPAC III Warrants will not be redeemable by Insurance SPAC III, (ii) the Insurance SPAC III Warrants may be exercised by the holders on a cashless basis, and (iii) the shares of Insurance SPAC III Common Stock issued as part of the placement units, together with the Insurance SPAC III Warrants, are entitled to certain registration rights. Subject to certain limited exceptions, the placement units (including the underlying Insurance SPAC III Warrants and Insurance SPAC III Common Stock and the shares of Insurance SPAC III Common Stock issuable upon exercise of the Insurance SPAC III Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Insurance SPAC III’s initial business combination.

A total of $250,000 of the net proceeds from the private placement and the IPO (including approximately $10,600 of the deferred underwriting commission from the IPO) were placed in a trust account. Except for the withdrawal of interest to pay taxes (or dissolution expenses if a business combination is not consummated), none of the funds held in the trust account will be released until the earlier of (i) the completion of Insurance SPAC III’s initial business combination, (ii) in connection with a stockholder vote to amend Insurance SPAC III’s amended and restated certificate of incorporation (A) to modify the substance or timing of Insurance SPAC III’s obligation to redeem 100% of its public shares if it does not complete an initial business combination within 24 months from the completion of the IPO or (B) with respect to any other provision relating to stockholders’ rights or preinitial business combination activity, or (iii) the redemption of all of Insurance SPAC III’s public shares issued in the IPO if the Insurance SPAC III is unable to consummate an initial business combination within 24 months from the completion of the IPO. If Insurance SPAC III does not complete a business combination within the first 24 months following the IPO, the placement units will expire worthless.

The Insurance SPAC III Sponsor Entities collectively hold 8,525,000 founder shares in Insurance SPAC III.  Subject to certain limited exceptions, the founder shares will not be transferable or salable except (a) with respect to 25% of such shares, until consummation of a business combination, and (b) with respect to additional 25% tranches of such shares, when the closing price of Insurance SPAC III Common Stock exceeds $12.00, $13.50, and $17.00, respectively, for 20 out of any 30 consecutive trading days following the consummation of a business combination. Certain non-controlling interests in the Insurance SPAC III Sponsor Entities, including executive and key employees of the Operating LLC, purchased membership interests in the Insurance SPAC III Sponsor Entities and, in addition to having an interest in Insurance SPAC III’s placement units discussed above, have an interest in Insurance SPAC III’s founder shares through such membership interests in the Insurance SPAC III Sponsor Entities. The number of the Insurance SPAC III’s founders shares in which such non-controlling interests in Insurance SPAC III Sponsor Entities, including such executives and key employees of the Operating LLC, have an interest in through the Insurance SPAC III Sponsor Entities will not be finally and definitively determined until consummation of a business combination. The number of the Insurance SPAC III’s founder shares currently allocated to the Operating LLC is 4,267,500, but such number of founder shares will also not be finally and definitively determined until the consummation of a business combination.

As of March 31, 2021, we had a total equity method investment in Insurance SPAC III of $5,288, which was included as a component of investment in equity method affiliates in our consolidated balance sheet.  Partially offsetting this amount was non-controlling interest of $5,195, which was included as a component of non-controlling interest in our consolidated balance sheet.  Therefore, the net carrying value of our investment in Insurance SPAC III was $93 as of March 31, 2021.  See note 4 to our financial statements included in this Quarterly Report on Form 10-Q.

In April 2021, the SEC issued guidance regarding how SPACs account for the warrants they issue.  This guidance may result in Insurance SPAC III, as well as most SPACs restating their previously issued financial statements. See Item 1a Risk Factors in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2021 and 2020.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,		Favorable / (Unfavorable)
	2021	2020	$ Change	% Change
Revenues
Net trading	$19,183	$18,561	$622	3%
Asset management	2,093	1,615	478	30%
New issue and advisory	1,839	-	1,839	NM
Principal transactions and other income	79,561	(2,406)	81,967	3407%
Total revenues	102,676	17,770	84,906	478%

Operating expenses
Compensation and benefits	26,647	14,134	(12,513)	(89)%
Business development, occupancy, equipment	719	756	37	5%
Subscriptions, clearing, and execution	2,790	2,580	(210)	(8)%
Professional fee and other operating	1,994	1,782	(212)	(12)%
Depreciation and amortization	81	80	(1)	(1)%
Impairment of goodwill	-	7,883	7,883	100%
Total operating expenses	32,231	27,215	(5,016)	(18)%

Operating income / (loss)	70,445	(9,445)	79,890	846%

Non-operating income / (expense)

Interest expense, net	(2,014)	(2,605)	591	23%
Income / (loss) from equity method affiliates	(835)	(107)	(728)	(680)%
Income / (loss) before income taxes	67,596	(12,157)	79,753	656%
Income tax expense / (benefit)	868	(372)	(1,240)	(333)%
Net income / (loss)	66,728	(11,785)	78,513	666%
Less: Net income (loss) attributable to the non-controlling interest	57,373	(8,683)	(66,056)	(761)%
Net income / (loss) attributable to Cohen & Company Inc.	$9,355	$(3,102)	12,457	402%

Revenues

Revenues increased by $84,906 or 478% to $102,676 for the three months ended March 31, 2021 from $17,770 for the three months ended March 31, 2020. As discussed in more detail below, the change was comprised of (i) an increase of $622 in net trading revenue; (ii) an increase of $478 in asset management revenue; (iii) an increase in new issue and advisory of $1,839 ; and (iv) an increase of $81,967 in principal transactions and other income.

Net Trading

Net trading revenue increased by $622 or 3%, to $19,183 for the three months ended March 31, 2021 from $18,561 for the three months ended March 31, 2020.  The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	Three Months Ended March 31,
	2021	2020	Change
Mortgage	$2,550	$3,035	$(485)
Matched book repo	11,281	6,868	4,413
High yield corporate	3,331	(1,877)	5,208
Investment grade corporate	8	9,958	(9,950)
Wholesale and other	2,013	577	1,436
Total	$19,183	$18,561	$622

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

Asset Management

Our AUM equals the sum of (1) the gross assets included in CDOs that we have sponsored and manage; plus (2) the NAV of investment funds we manage; plus the NAV or gross assets of other accounts we manage.  Our calculation of AUM may differ from the calculations used by other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers.  This definition of AUM is not necessarily identical to a definition of AUM that may be used within our investment agreements.

	As of March 31,		As of December 31,
	2021	2020	2020	2019
Company sponsored CDOs	$1,631,839	$2,095,350	$2,057,178	$2,197,208
Other Investment Vehicles (1)	777,304	555,823	712,028	559,382
Assets under management (2)	$2,409,143	$2,651,173	$2,769,206	$2,756,590

(1) Other Investment Vehicles represent any investment vehicles that are not company sponsored CDOs.

(2) In some cases, accounts we manage may employ leverage.  In some cases, our fees are based on gross assets and in some cases on net assets.  AUM included herein is calculated using either gross or net assets of each managed account or CDO based on whichever serves as the basis for our management fees.

Asset management fees increased by $478, or 30%, to $2,093 for the three months ended March 31, 2021 from $1,615 for the three months ended March 31, 2020, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Three Months Ended March 31,
	2021	2020	Change
CDOs	$790	$969	$(179)
Other	1,303	646	657
Total	$2,093	$1,615	$478

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

Asset management fees from company sponsored CDOs decreased by $179 to $790 for the three months ended March 31, 2021 from $969 for the three months ended March 31, 2020. The following table summarizes the periods presented by asset class.

FEES EARNED BY ASSET CLASS
(Dollars in Thousands)

	Three Months Ended March 31,
	2021	2020	Change
TruPS and insurance company debt - U.S.	$684	$768	$(84)
TruPS and insurance company debt - Europe	106	97	9
Broadly syndicated loans - Europe	-	104	(104)
Total	$790	$969	$(179)

The reduction in asset management fees for TruPS and insurance company debt – U.S. was a result of average AUM declining due to principal repayments on the assets in these securitizations as well as the termination of our management contract for Alesco Preferred Funding IX, without cause effective March 15, 2021.  The increase in asset management fees for TruPS and insurance company debt – Europe was a result of changes in foreign exchange rates.  Asset management fees for broadly syndicated loans – Europe consist of a single CLO.  During August 2019, this CLO liquidated.  No future revenue will be earned on this CLO.

Other

Other asset management revenue increased by $657 to $1,303 for the three months ended March 31, 2021 from $646 for the three months ended March 31, 2020.  The increase was primarily due to an increase in AUM during the three months ended March 31, 2021 as compared to the same period in 2020.

Principal Transactions and Other Income

Principal transactions and other income increased by $81,967, or 3407%, to $79,561 for the three months ended March 31, 2021, as compared to ($2,406) for the three months ended March 31, 2020.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Three Months Ended March 31,
	2021	2020	Change
SFT	$3,662	$-	$3,662
MetroMile	73,193	-	73,193
Other SPAC equity	1,867	-	1,867
CLO investments	-	(525)	525
IMXI	(123)	(1,751)	1,628
SPAC Fund	478	(59)	537
Other principal investments	222	(263)	485
Total principal transactions	79,299	(2,598)	81,897

IIFC revenue share	159	116	43
All other income / (loss)	103	76	27
Other income	262	192	70

Total principal transactions and other income	$79,561	$(2,406)	$81,967

Principal Transactions

For all investments discussed below, see note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

SFTis a publicly traded company.  The shares of SFT we hold are comprised of both unrestricted and restricted shares and are carried at fair value.  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of sale restrictions on these shares.  As of the beginning of 2021, we held most of our SFT shares in the Insurance SPAC Sponsor Entities, which were not wholly owned subsidiaries of the Operating LLC.  During the three months ended March 31, 2021, the Insurance SPAC Sponsor Entities distributed all shares of SFT it previously held to its members (which included the operating LLC).  As of March 31, 2021, all SFT shares held by us were held by the Operating LLC.  See non-controlling interest discussion below.

MetroMile is a publicly traded company.  The shares of MILE we hold are comprised of both unrestricted and restricted shares and are carried at fair value.  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of sale restrictions on these shares.  The MetroMile shares held by us are held by Insurance SPAC II Sponsor Entities which were not wholly owned subsidiaries of the Operating LLC.  See compensation and non-controlling interest discussions below.

Other SPAC equity represents equity investments in publicly traded SPACs carried at fair value.

The CLO investments represent investments in the most junior tranche of certain CLOs.  These investments were carried at fair value.  These investments were fully liquidated in 2020.

IMXI represents unrestricted and restricted equity positions of International Money Express, Inc. (NASDAQ: IMXI), a publicly traded company that resulted from the merger of Intermex Holdings, LLC and FinTech Acquisition Corp. II.   This investment is carried at fair value.

The SPAC Fund invests in the equity of SPACs.  We carry our investment in the fund at its reported NAV.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $3,338.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $5,016, or 18%, to $32,231 for the three months ended March 31, 2021 from $27,215 for the three months ended March 31, 2020. As discussed in more detail below, the change was comprised of (i) an increase of $12,513 in compensation and benefits; (ii) a decrease of $37 in business development, occupancy, and equipment; (iii) an increase of $210 in subscriptions, clearing, and execution; (iv) an increase of $212 of professional fee and other operating; (v) an increase of $1 of depreciation and amortization; and (vi) a decrease of $7,883 due to an impairment charge recognized in the three months ended March 31, 2020.

Compensation and Benefits

Compensation and benefits increased by $12,513, or 89%, to $26,647 for the three months ended March 31, 2021 from $14,134 for the three months ended March 31, 2020.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Three Months Ended March 31,
	2021	2020	Change
Cash compensation and benefits	$13,006	$13,976	$(970)
Equity-based compensation	13,641	158	13,483
Total	$26,647	$14,134	$12,513

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $970 to $13,006 for the three months ended March 31, 2021 from $13,976 for the three months ended March 31, 2020.  The decrease was due to a decrease in incentive compensation that is tied to revenue and operating profitability.  Our total headcount increased from 95 at March 31, 2020 to 98 at March 31, 2021.

Equity-based compensation increased by $13,483 to $13,641 for the three months ended March 31, 2021, as compared to $158 for the three months ended March 31, 2020.  Of the $13,641 of equity compensation recognized in 2021, $13,068 was due to equity-based compensation related to the issuance of membership units of the Insurance SPAC II Sponsor Entities to employees of the Company.  This expense was recognized upon the completion of the merger between Insurance SPAC II and MetroMile on February 9, 2021.  No further equity-based compensation expense will be recognized related to membership units of the Insurance SPAC Sponsor II Entities in the future.  Following the business combination, going forward, the membership units of the Insurance SPAC II Sponsor Entities held by employees will be treated as part of the non-controlling interest.

The Insurance SPAC III Sponsor Entities have also issued membership units to employees of the Company.  If Insurance SPAC III  successfully completes a business combination, the Company will also recognize significant equity compensation expense related to these issuances.  The amount of future equity-based compensation expense that will be recognized if this business combination is completed will be dependent upon the total number of founders shares ultimately allocable to employees and the value of the shares upon the completion of the business combination.  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

The remaining $573 of equity-based compensation recognized during the three months ended March 31, 2021 relates to restricted grants of the Company's Common Stock and Operating LLC units.  This amount was an increase of $415 as compared to $158 from the prior year.  This increase was due to a higher grant date fair value and a higher volume of issuances during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $37, or 5%, to $719 for the three months ended March 31, 2021 from $756 for the three months ended March 31, 2020.  This decrease was comprised of a decrease in business development of $29 and a decrease in occupancy and equipment of $8.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $210, or 8%, to $2,790 for the three months ended March 31, 2021 from $2,580 for the three months ended March 31, 2020.  The increase was comprised of an increase in clearing and execution costs of $402 partially offset by a decrease in subscriptions of $192.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $212, or 12%, to $1,994 for the three months ended March 31, 2021 from $1,782 for the three months ended March 31, 2020. The increase was comprised of an increase in other operating expense of $222; partially offset by a decrease in professional fees of $10.

Depreciation and Amortization

Depreciation and amortization increased by $1, or 1%, to $81 for the three months ended March 31, 2021 from $80 for the three months ended March 31, 2020.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $591, to $2,014 for the three months ended March 31, 2021 from $2,605 for the three months ended March 31, 2020.

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended March 31,
	2021	2020	Change
Junior subordinated notes	$647	$821	$(174)
2020 Senior Notes	133	89	44
2013 Convertible Notes / 2019 Senior Notes	71	119	(48)
2017 Convertible Note	375	371	4
2018 FT LOC/2019 FT Revolver/Byline Credit Facility	65	152	(87)
Redeemable Financial Instrument - DGC Trust / CBF	197	690	(493)
Redeemable Financial Instrument - JKD Capital Partners I LTD	526	440	86
Redeemable Financial Instrument - ViaNova Capital Group, LLC	-	(77)	77
	$2,014	$2,605	$(591)

See notes 16 and 17 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $728 to ($835) for the three months ended March 31, 2021 from ($107) for the three months ended March 31, 2020.  See note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2021	2020	Change
Insurance SPAC I	$-	$(306)	$306
Insurance SPAC II	(107)	-	(107)
Insurance SPAC III	(454)	-	(454)
Other SPAC Sponsor Entities	(143)	-	(143)
AOI	(97)	(31)	(66)
CK Capital	(34)	230	(264)
Total	$(835)	$(107)	$(728)

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $1,240 to income tax expense / (benefit) of $868 for the three months ended March 31, 2021 from ($372) for the three months ended March 31, 2020.  The increase in expense is primarily due to foreign and local current taxes incurred as well as a reduction in our deferred tax asset related to our net operating loss carryforwards.  This reduction is a result of us expecting to utilize a portion of the loss carryforward in 2021.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended March 31, 2021 and 2020 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned by us.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended March 31, 2021

	Wholly Owned	Other Consolidated	Total Operating LLC	Cohen &
	Subsidiaries	Subsidiaries	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$667	$66,929	$67,596		$67,596
Income tax expense / (benefit)	237	-	237	631	868
Net income / (loss) after tax	430	66,929	67,359	(631)	66,728
Other consolidated subsidiary non-controlling interest	-	29,969	29,969
Net income / (loss) attributable to the Operating LLC	430	36,960	37,390
Average effective Operating LLC non-controlling interest % (1)			73.29%
Operating LLC non-controlling interest			$27,404

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended March 31, 2020

	Wholly Owned	Other Consolidated	Total Operating LLC	Cohen &
	Subsidiaries	Subsidiaries	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(11,850)	$(307)	$(12,157)	$-	$(12,157)
Income tax expense / (benefit)	25	-	25	(397)	(372)
Net income / (loss) after tax	(11,875)	(307)	(12,182)	397	(11,785)
Other consolidated subsidiary non-controlling interest	-	(160)	(160)
Net income / (loss) attributable to the Operating LLC	(11,875)	(147)	(12,022)
Average effective Operating LLC non-controlling interest % (1)			70.90%
Operating LLC non-controlling interest			$(8,523)

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

On December 21, 2020 and August 31, 2020, the Company entered into letter agreements (the “December 2020 Letter Agreement”, and the "August 2020 Letter Agreement”, respectively and, together, the "10b5-1 Plan").  The December 2020 Letter Agreement and the August 2020 Letter Agreement were entered into with Piper Sandler & Co.  The agreements authorized the Agent to use reasonable efforts to purchase, on the Company’s behalf, up to an aggregate purchase price of $2,000 of Common Stock on any day that the NYSE was open for business. The December 2020 Letter Agreement became effective December 23, 2020 and is in effect until December 31, 2021.  The August 2020 Letter Agreement was in effect from August 31, 2020 until August 31, 2021 or until an aggregate purchase price of $2,000 shares had been purchased, which occurred on November 10, 2020. Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan was designed to comply with Rule 10b5-1 under the Exchange Act.

During the three months ended March 31, 2021, we repurchased 38,647 shares in the open market pursuant to the 10b5-1 Plan for a total purchase price of $662. During the three months ended March 31, 2020, no shares were repurchased. All of the repurchases noted above were completed using cash on hand.

During the three months ended March 31, 2021 and 2020, we had the following other significant financing transactions.  See notes 16, 17, and 18 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

During the three months ended March 31, 2021:

●	We repaid $4,000 of redeemable financial instruments.
●	We made $25,885 of non-controlling interest distributions of which $25,758 were non-cash distributions.

During the three months ended March 31, 2020:

●	We drew $17,500 on the FT Revolver.
●	We raised $4,500 from the issuance of the 2020 Senior Notes.
●	We repaid $4,386 of the 2019 Senior Notes.
●	We repaid $4,777 of the LegacyTexas Credit Facility

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

(5)              To fund potential dividends and distributions. During the third quarter of 2010 and for each subsequent quarter through March 31, 2020, the board of directors has declared a dividend. A pro rata distribution has been paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of Cohen & Company Inc.  On August 2, 2019, we announced that we have decided to suspend our quarterly cash dividend.

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

As of March 31, 2021 and December 31, 2020, we maintained cash and cash equivalents of $ 19,471 and $ 41,996, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

.	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities	$(28,150)	$64,470
Cash flow from investing activities	10,959	30
Cash flow from financing activities	(5,145)	12,721
Effect of exchange rate on cash	(189)	(71)
Net cash flow	(22,525)	77,150
Cash and cash equivalents, beginning	41,996	8,304
Cash and cash equivalents, ending	$19,471	$85,454

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Three Months Ended March 31, 2021

As of March 31, 2021, our cash and cash equivalents were $ 19,471, representing an decrease of $ 22,525 from December 31, 2020. The decrease was attributable to cash used in operating activities of $ 28,150, cash provided by investing activities of $ 10,959, cash used in financing activities of $ 5,145, and the decrease in cash caused by the change in exchange rates of $ 189.

The cash used in operating activities of $ 28,150 was comprised of (a) net cash outflows of $ 17,309 related to working capital fluctuations; (b) net cash outflows of $ 10,700 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash outflows from other earnings items of $ 141 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $ 10,959 was comprised of (a) $46,740 of sales and returns of principal of other investments, at fair value; (b) $4,398 of sales and returns of principal on other investments sold, not yet purchased; partially offset by (c) $35,279 of purchases of other investments, at fair value; (d) $4,442 of purchase of other investments sold, not yet purchased, at fair value; (e) $268 of investments in equity method affiliates; and (f) $190 of purchases of furniture, equipment, and leasehold improvements.

The cash used in financing activities of $ 5,145 was comprised of (a) $4,000 of repayments of redeemable financial instruments; (b) $361 in cash used to net settle equity awards; (c) $662 of purchases and retirements of Common Stock; (d) $138 of non-controlling interest distributions; (e) $7 of dividends paid on vested Common Stock; partially offset by $23 in proceeds from non-controlling interest contributions.

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

The following table shows the impact of changes in these collateral deposits had on our cash flows in each period presented:

	For the Three Months Ended March 31,
	2021	2020
Collateral deposit end of period	$29,275	$74,692
Less: Collateral deposit beginning of period	41,119	9,524
Impact to cash flow from operations	$(11,844)	$65,168

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFEL in Ireland. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. Our Ireland-based subsidiary, CCFEL, is subject to the regulatory supervision and requirements of the CBI.  The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at March 31, 2021 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)

United States	250
Europe	684
Total	$934

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at March 31, 2021, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $74,317. See note 19 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Restrictions of Distributions of Capital from JVB

As of March 31, 2021, our total equity on a consolidated basis was $154,672.  However, the total equity of JVB was $102,841.  Of the $51,831 in equity outside of JVB, $44,977 represents non-redeemable non-controlling interests comprised mainly of the non-controlling interests of Insurance SPAC II Sponsor Entities and Insurance SPAC III Sponsor Entities which can not be utilized by the Operating LLC for other purposes.

From time to time, we may need to take distributions of income (and potentially returns of capital) from JVB to satisfy the cash needs as a result of the losses incurred outside of JVB or to satisfy other obligations that come due outside of JVB.  However, we are subject to significant limitations on our ability to make distributions from JVB.  These limitations include limitations imposed by FINRA under rule 15c3-1 (described immediately above) and limitations under our line of credit with Byline Bank (see note 17 to our consolidated financial statements included in this Quarterly Report on Form 10-Q).  Furthermore, counterparties to JVB have their own internal counterparty credit requirements.  The specific requirements are not generally shared with us.  However, if we take too much in capital distributions from JVB (beyond its net income), we may not be able to trade with certain counterparties which may cause JVB’s operations to deteriorate.

Securities Financing

We maintain repurchase agreements with various third-party institutional investors. There is no maximum limit as to the amount of securities that may be transferred pursuant to these agreements, and transactions are approved on a case-by-case basis. The repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in standard master repurchase agreements. The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business. To date, we have maintained sufficient liquidity to meet margin calls, and we have always been able to satisfy a margin call, however, no assurance can be given that we will be able to satisfy requests from our counterparties to post additional collateral in the future. See note 10 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

Our clearing agencies provide securities financing arrangements including margin arrangements and securities borrowing and lending arrangements. These arrangements generally require us to transfer additional securities or cash to the clearing agency in the event the value of the securities then held by the clearing agency in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under such agreements.  An event of default under the clearing agreement would give our counterparty the option to terminate our clearing arrangement. Any amounts owed to the clearing agency would be immediately due and payable. These obligations are recourse to us. Furthermore, a termination of our clearing arrangements would result in a significant disruption to our business and would have a significant negative impact on our dealings and relationship with our customers.  The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the three months ended March 31, 2021 and the twelve months ended December 31, 2020 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Three Months Ended March 31, 2021	For the Twelve Months Ended December 31, 2020
Receivables under resale agreements
Period end	7,299,538	5,716,343
Monthly average	6,259,301	6,461,534
Maximum month end	7,299,538	8,945,403
Securities sold under agreements to repurchase
Period end	7,289,275	5,713,212
Monthly average	6,253,843	6,486,137
Maximum month end	7,289,275	8,960,197

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

DETAIL OF DEBT
(Dollars in Thousands)

	As of	As of	Interest
Description	March 31, 2021	December 31, 2020	Rate Terms	Interest (4)	Maturity
Non-convertible debt:
12.00% senior note (the "2020 Senior Note")	$4,500	$4,500	Fixed	12.00%	January 2022
12.00% senior note (the "2019 Senior Note")	2,400	2,400	Fixed	12.00%	September 2021 (1)
PPP Loan	2,166	2,166	Fixed	1.00%	May 2022
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	15,000	15,000	Fixed	8.00%	March 2022 (2)
Less unamortized debt issuance costs	(322)	(401)
	14,678	14,599
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	4.21%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	4.35%	March 2035
Less unamortized discount	(24,563)	(24,690)
	23,562	23,435

ByLine Bank	-	-	Variable	NA	October 2021
FT Financial Bank N.A. Credit Facility	-	-	Variable	NA	NA
Total	$47,306	$47,100

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

(2)

The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount at any time prior to maturity into units of membership interests of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of membership interests in the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Cohen & Company Inc. common stock, par value $0.01 per share (“Common Stock”) on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units of membership interests and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.  See note 20 to the Annual Report on Form 10-K for the year ended December 31, 2020.

(3)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of March 31, 2021 on a combined basis was 11.50% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(4)	Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

We had the following sources of financing that we account for as redeemable financial instruments.  See note 16 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in thousands)

	As of March 31, 2021	As of December 31, 2020
JKD Capital Partners I LTD	$7,957	$7,957
DGC Trust / CBF	-	4,000
Total	$7,957	$11,957

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 15 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of March 31, 2021.

Contractual Obligations

The table below summarizes our significant contractual obligations as of March 31, 2021 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 2017 Convertible Note is not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements.

CONTRACTUAL OBLIGATIONS
March 31, 2021
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$8,488	$1,327	$2,293	$2,002	$2,866
Maturity of 2020 Senior Notes	4,500	4,500	-	-	-
Interest on 2020 Senior Notes	586	586	-	-	-
Maturity of EBC 2020 Senior Note	2,400	2,400	-	-	-
Interest on EBC 2020 Senior Note	211	211	-	-	-
Maturity of 2017 Convertible Note (1)	15,000	15,000	-	-	-
Interest on 2017 Convertible Note (1)	1,427	1,427	-	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	31,690	2,052	4,105	6,157	19,376
Redeemable Financial Instrument - JKD Capital Partners 1 (3)	7,957	7,957	-	-	-
Other Operating Obligations (4)	2,384	1,446	937	1	-
	$122,768	$36,906	$7,335	$8,160	$70,367

(1)	Assumes the 2017 Convertible Note is not converted prior to maturity.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 4.21% (based on a 90-day LIBOR rate in effect as of March 31, 2021 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 4.35% (based on a 90-day LIBOR rate in effect as of March 31, 2021 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended March 31, 2021, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of March 31, 2021, we would incur a loss of $3,051 if the yield curve rises 100 bps across all maturities and a gain of $3,042 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies.  These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. Also, with our SPAC franchise, we have a large amount of restricted shares on our balance sheet.  These investments are subject to equity price risk and we cannot sell them while they are restricted.  Furthermore, there is limited ability for us to hedge this risk on a cost-effective basis.  We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of March 31, 2021, our equity price sensitivity was $10,184 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of March 31, 2021, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $3,012 as of March 31, 2021.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2021. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Incorporated by reference to the headings titled “Legal and Regulatory Proceedings” in note 21 to the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2020.

Recent guidance from the SEC may require the warrants of Insurance SPAC III be accounted for as liabilities rather than as equity and may result in the restatement of the previously issued financial statements of  Insurance SPAC III.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, the warrants of Insurance SPAC III were accounted for as equity on its balance sheets. As a result of the Statement, Insurance SPAC III is evaluating its accounting for warrants.  If Insurance SPAC III concludes that its warrants should be presented as liabilities with subsequent fair value remeasurement, it will then likely restate its previously issued financial statements.

A restatement of Insurance SPAC III’s financial statements may cause a delay for Insurance SPAC III in consummating a business combination and will force its management to focus time and effort on obtaining valuations for the warrants and restating its financials.  Any time management spends on a restatement cannot be spent on finding a suitable business combination target.  Because Insurance SPAC III must find a business combination target within a fixed period of time, this may increase the chance that Insurance SPAC III is unable to find a suitable target company causing it to liquidate and rendering our investment worthless.

Further, revised accounting may impact the target company in a business combination.  Treating the warrants as liabilities would be less desirable for most companies.  Therefore, target companies may demand changes to the warrant structure that could negatively impact our economic returns or could further reduce the likelihood that a successful business combination is completed within the limited timeframe allowed.

Any future inquiries from the SEC or NYSE American as a result of a restatement of the financial statements of Insurance SPAC III would, regardless of the outcome, likely consume a significant amount of its resources in addition to those resources consumed in connection with the restatement itself.  A restatement of Insurance SPAC III’s financial statements would result in unanticipated costs and may result in a loss of some or all of the funds which we have invested in and may lend to Insurance SPAC III to cover its administrative costs.

If we are unable to complete a business transaction within the allotted time as a result of a restatement of Insurance SPAC III’s financial statements, this may result in potential loss of investor confidence. Such a loss in investor confidence could negatively affect our SPAC franchise and any other SPACs which we would sponsor in the future and could materially harm our business and results of operations.

A restatement of Insurance SPAC III’s financial statements may subject it to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

A restatement of Insurance SPAC III’s financial statements may subject it to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to a restatement, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in Insurance SPAC III’s reported financial information and could subject Insurance SPAC III to civil or criminal penalties or shareholder litigation. Insurance SPAC III could face monetary judgments, penalties or other sanctions that could have a material adverse effect on its business, financial condition and results of operations and could cause its stock price to decline.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
January 2021	29,388	$16.93	29,388	$35,064
February 2021	7,289	$17.78	7,289	$34,934
March 2021	1,970	$17.72	1,970	$34,899
Total	38,647		38,647

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment No. 3 to Employment Agreement, dated February 3, 2021, by and between Cohen & Company Inc. and Joseph W. Pooler, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2021).

10.2	Form of Restricted Stock Award under Cohen & Company Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.53 to the Company’s Current Report on Form 10-K filed with the SEC on March 5, 2021).

10.3	Form of Indemnification Agreement by and between Cohen & Company, LLC and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2021).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended and 2020, (iii) the Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020, and (v) Notes to Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN
Lester R. Brafman
Date: May 6, 2021		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: May 6, 2021		Executive Vice President, Chief Financial Officer, and Treasurer