Form 10-Q
period 2021-06-30
Cohen & Co Inc.
filed 2021-08-03
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 28, 2021 there were 1,624,289, shares of common stock ($0.01 par value per share) of Cohen & Company Inc. (“Common Stock”) outstanding.

Cohen & Company Inc.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2021

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

●	our investments in both SPACs and SPAC sponsor entities, including through our SPAC Fund and SPAC Series Funds
●	our role as asset manager and sponsor in our SPAC franchise
●	fair value of assets; and
●	any other statements regarding future growth, future cash needs, future operations, business plans, future financial results, and any other statements that are not historical facts.

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

●	the ability to attract and retain personnel;
●	the ability to meet regulatory capital requirements administered by federal agencies;
●	the ability to pay dividends
●	an inability to generate incremental income from acquired, newly established or expanded businesses;
●	unanticipated market closures due to inclement weather or other disasters;
●	the volume of trading in securities including collateralized securities transactions;
●	the liquidity in capital markets;
●	the creditworthiness of our correspondents, trading counterparties, and banking and margin customers;
●	changing interest rates and their impacts on U.S. residential mortgage volumes;
●	competitive conditions in each of our business segments;
●	the availability of borrowings under credit lines, credit agreements, warehouse agreements, and our credit facilities;
●	our continued membership in the FICC;
●	the potential misconduct or errors by our employees or by entities with whom we conduct business; and
●	the potential for litigation and other regulatory liability.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2021
	(unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$28,403	$41,996
Receivables from brokers, dealers, and clearing agencies	111,782	52,917
Due from related parties	629	2,812
Other receivables	9,237	3,929
Investments-trading	253,819	242,961
Other investments, at fair value	66,689	58,540
Receivables under resale agreements	6,027,515	5,716,343
Investments in equity method affiliates	15,335	13,482
Deferred income taxes	6,835	7,397
Goodwill	109	109
Right-of-use asset - operating leases	11,035	6,063
Other assets	4,178	2,830
Total assets	$6,535,566	$6,149,379

Liabilities
Payables to brokers, dealers, and clearing agencies	$217,537	$156,678
Accounts payable and other liabilities	38,931	46,251
Accrued compensation	16,030	14,359
Trading securities sold, not yet purchased	42,874	44,439
Other investments sold, not yet purchased	9,749	7,415
Securities sold under agreements to repurchase	6,019,184	5,713,212
Lease liability - operating leases	11,515	6,531
Redeemable financial instruments	7,957	11,957
Debt	45,353	47,100
Total liabilities	6,409,130	6,047,942

Commitments and contingencies (See note 21)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 60,000,000 shares authorized, 27,413,098 shares issued and outstanding, respectively	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,428,789 and 1,325,529 shares issued and outstanding, respectively, including 291,064 and 286,566 unvested or restricted share awards, respectively	14	13
Additional paid-in capital	69,610	65,031
Accumulated other comprehensive loss	(898)	(821)
Accumulated deficit	(9,268)	(20,341)
Total stockholders' equity	59,485	43,909
Non-controlling interest	66,951	57,528
Total equity	126,436	101,437
Total liabilities and equity	$6,535,566	$6,149,379

(

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Net trading	$18,399	$20,006	$37,582	$38,567
Asset management	1,838	1,692	3,931	3,307
New issue and advisory	850	-	2,689	-
Principal transactions and other income	(11,021)	2,421	68,540	15
Total revenues	10,066	24,119	112,742	41,889

Operating expenses
Compensation and benefits	14,190	11,324	40,837	25,458
Business development, occupancy, equipment	787	640	1,506	1,396
Subscriptions, clearing, and execution	2,374	2,548	5,164	5,128
Professional fee and other operating	1,701	1,597	3,695	3,379
Depreciation and amortization	87	84	168	164
Impairment of goodwill	-	-	-	7,883
Total operating expenses	19,139	16,193	51,370	43,408

Operating income (loss)	(9,073)	7,926	61,372	(1,519)

Non-operating income (expense)
Interest expense, net	(1,782)	(3,081)	(3,796)	(5,686)
Income (loss) from equity method affiliates	5,490	(1,233)	4,655	(1,340)
Other non operating income	2,127	-	2,127	-
Income (loss) before income tax expense (benefit)	(3,238)	3,612	64,358	(8,545)
Income tax expense (benefit)	(43)	343	825	(29)
Net income (loss)	(3,195)	3,269	63,533	(8,516)
Less: Net income (loss) attributable to the non-controlling interest	(4,920)	2,368	52,453	(6,315)
Net income (loss) attributable to Cohen & Company Inc.	$1,725	$901	$11,080	$(2,201)
Income (loss) per share data (see note 20)
Income (loss) per common share-basic:
Basic income (loss) per common share	$1.61	$0.78	$10.52	$(1.91)
Weighted average shares outstanding-basic	1,071,606	1,160,144	1,052,947	1,153,512
Income (loss) per common share-diluted:
Diluted income (loss) per common share	$1.21	$0.69	$8.12	$(1.92)
Weighted average shares outstanding-diluted	5,198,796	5,020,453	5,126,179	3,951,843

Dividends declared per common share	$-	$-	$-	$-

Comprehensive income (loss)
Net income (loss)	$(3,195)	$3,269	$63,533	$(8,516)
Other comprehensive income (loss) item:
Foreign currency translation adjustments, net of tax of $0	29	37	(202)	(63)
Other comprehensive income (loss), net of tax of $0	29	37	(202)	(63)
Comprehensive income (loss)	(3,166)	3,306	63,331	(8,579)
Less: comprehensive income (loss) attributable to the non-controlling interest	(4,898)	2,394	52,314	(6,360)
Comprehensive income (loss) attributable to Cohen & Company Inc.	$1,732	$912	$11,017	$(2,219)

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Six Months Ended June 30, 2021
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Preferred Stock	Common Stock	Paid-In Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2020	$27	$13	$65,031	$(20,341)	$(821)	$43,909	$57,528	$101,437
Net income	-	-	-	9,355	-	9,355	57,373	66,728
Other comprehensive income / (loss)	-	-	-	-	(70)	(70)	(161)	(231)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	926	-	4	930	(930)	-
Equity-based compensation	-	-	153	-	-	153	13,488	13,641
Shares withheld for employee taxes	-	-	(97)	-	-	(97)	(264)	(361)
Purchase and retirement of Common Stock	-	-	(662)	-	-	(662)	-	(662)
Dividends/distributions to Operating LLC non-controlling interest	-	-	-	(7)	-	(7)	(11)	(18)
Investment of non-controlling interest of sponsor entities	-	-	-	-	-	-	23	23
Distributions to non-controlling interest of sponsor entities	-	-	-	-	-	-	(25,885)	(25,885)
March 31, 2021	$27	$13	$65,351	$(10,993)	$(887)	$53,511	$101,161	$154,672
Net income	-	-	-	1,725	-	1,725	(4,920)	(3,195)
Other comprehensive income / (loss)	-	-	-	-	7	7	22	29
Common stock issued, net	-	1	2,672	-	-	2,673	-	2,673
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	1,449	-	(18)	1,431	(1,431)	-
Equity-based compensation and vesting of shares	-	-	145	-	-	145	382	527
Purchase and retirement of Common Stock	-	-	(7)			(7)	-	(7)
Investment of non-controlling interest of sponsor entities	-	-	-	-	-	-	2,506	2,506
Distributions to non-controlling interest of sponsor entities	-	-	-	-	-	-	(30,769)	(30,769)
June 30, 2021	$27	$14	$69,610	$(9,268)	$(898)	$59,485	$66,951	$126,436

	Cohen & Company Inc.
	Six Months Ended June 30, 2020
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Preferred Stock	Common Stock	Paid-In Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2019	$27	$12	$68,714	$(34,519)	$(915)	$33,319	$15,437	$48,756
Net loss	-	-	-	(3,102)	-	(3,102)	(8,683)	(11,785)
Other comprehensive income	-	-	-	-	(29)	(29)	(71)	(100)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(123)	-	8	(115)	115	-
Equity-based compensation and vesting of shares	-	-	46	-	-	46	112	158
Shares withheld for employee taxes	-	-	(15)	-	-	(15)	(39)	(54)
Dividends/Distributions	-	-	-	(27)	-	(27)	(35)	(62)
March 31, 2020	$27	$12	$68,622	$(37,648)	$(936)	$30,077	$6,836	$36,913
Net loss	-	-	-	901	-	901	2,368	3,269
Other comprehensive income	-	-	-	-	11	11	26	37
Equity-based compensation and vesting of shares	-	-	47	-	-	47	113	160
June 30, 2020	$27	$12	$68,669	$(36,747)	$(925)	$31,036	$9,343	$40,379

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income (loss)	$63,533	$(8,516)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	14,168	318
Accretion of income on other investments, at fair value	-	(124)
Realized loss (gain) on other investments, at fair value	(11,732)	697
Change in unrealized (gain) loss on other investments, at fair value	(55,504)	(242)
Realized loss / (gain) on other investments, sold not yet purchased	(715)	-
Change in unrealized loss / (gain) on other investments, sold not yet purchased	(61)	-
(Income) / loss from equity method affiliates	(4,655)	1,340
Depreciation and amortization	168	164
Impairment of goodwill	-	7,883
Amortization of discount on debt	419	345
Deferred tax provision (benefit)	562	(10)
Other non-operating income - forgiveness of debt	(2,127)	-
Change in operating assets and liabilities, net:
Change in receivables from / payables to brokers, dealers, and clearing agencies	1,994	(93,667)
Change in receivables from / payables to related parties, net	80	(307)
(Increase) decrease in other receivables	(5,308)	41,902
(Increase) decrease in investments-trading	(10,858)	70,311
(Increase) decrease in receivables under resale agreement	(311,172)	1,995,335
(Increase) decrease in other assets	(6,169)	5,934
Increase (decrease) in accounts payable and other liabilities	(2,424)	205,982
Increase (decrease) in accrued compensation	1,671	3,356
Increase (decrease) in trading securities sold, not yet purchased	(1,565)	(11,791)
(Increase) decrease in securities sold under agreement to repurchase	305,972	(2,009,685)
Net cash provided by (used in) operating activities	(23,723)	209,225
Investing activities
Purchase of other investments, at fair value	(49,713)	(119)
Purchase of investments - other investments sold, not yet purchased, at fair value	(16,415)	-
Sales and returns of principal-other investments, at fair value	56,335	4,959
Sales and returns of principal - other investments sold, not yet purchased, at fair value	21,344	-
Investment in equity method affiliate	(977)	(2,097)
Purchase of furniture, equipment, and leasehold improvements	(319)	(116)
Net cash provided by (used in) investing activities	10,255	2,627
Financing activities
Proceeds from draws on revolving credit facility	-	17,500
Proceeds from PPP loan	-	2,166
Proceeds from non-convertible debt	-	4,500
Repayment of debt	-	(9,163)
Repayments of redeemable financial instruments	(4,000)	-
Cash used to net share settle equity awards	(361)	(54)
Proceeds from issuance of Common Stock	2,673	-
Purchase and retirement of Common Stock	(669)	-
Proceeds from non-controlling interest investment	2,529	-
Non-controlling interest distributions	(137)	(35)
Cohen & Company Inc. dividends	(7)	(27)
Net cash provided by (used in) financing activities	28	14,887
Effect of exchange rate on cash	(153)	(25)
Net increase (decrease) in cash and cash equivalents	(13,593)	226,714
Cash and cash equivalents, beginning of period	41,996	8,304
Cash and cash equivalents, end of period	$28,403	$235,018

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

The Company

The Company is a financial services company specializing in fixed income markets and more recently, the SPAC markets. As of June 30, 2021, the Company had $2.14 billion in assets under management (“AUM”) of which 60.3% or $1.29 billion, was in collateralized debt obligations (“CDOs”). The remaining portion of AUM is from a diversified mix of Investment Vehicles (as defined herein).

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

Capital Markets: The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, matched book repurchase agreement (“repo”) financing, new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, asset backed securities (“ABS”), mortgage-backed securities (“MBS”), residential mortgage-backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, residential transition loans, (“RTLs”), and other structured financial instruments. The Company also offers execution and brokerage services for equity products. The Company operates its capital markets activities primarily through its subsidiaries: JVB in the United States, and CCFEL in Europe.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the six months ended June 30, 2021 and 2020 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2020.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU requires that financial instruments recorded as assets and at amortized cost as well as certain securities accounted for as available for sale be presented at the net amount expected to be collected.  The ASU requires the recording of a valuation allowance that is deducted from amortized cost and is based on expected credit losses.  This ASU does not apply to financial assets carried at fair value.  Therefore, this ASU does not apply to any financial asset that the Company classifies as investments-trading; other investments, at fair value; trading securities sold, not yet purchased; and other investments sold, not yet purchased.  However, reverse repurchase agreements are not carried at fair value and fall within the scope of this ASU.  ASC 326-20-35-6 contains simplifying provisions that apply to reverse repurchase agreements.  Because the Company requires its reverse repurchase counterparty to provide liquid collateral at all times (which is continually adjusted based on current market values) at an amount greater than the carrying value of the reverse repurchase agreement, the Company is allowed to assume zero credit losses and no valuation allowance is recorded.  If, for some reason, the amount of collateral should fall below the carrying value of the reverse repurchase agreement, the total valuation allowance recorded is limited to that difference. The Company adopted the provisions of ASU 2016-13, effective January 1, 2020.

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

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements– Share-Based Consideration Payable to a Customer.  This ASU requires companies to measure and classify (on the balance sheet) share-based payments to customers by applying the guidance in Topic 718, Compensation—Stock Compensation.  As a result, the amount recorded as a reduction in revenue would be measured based on the grant-date fair value of the share-based payment. The Company’s adoption of the provisions of ASU 2019-08, effective January 1, 2020,  did not have an effect on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes. This ASU is intended to simplify accounting for income taxes. It removes specific exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application.  The Company’s adoption of the provisions of ASU 2019-12, effective January 1, 2021, did not have an effect on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.  This ASU clarifies certain accounting topics impacted by Topic 321 Investments-Equity Securities. These topics include measuring equity securities using the measurement alternative, how the measurement alternative should be applied to equity method accounting, and certain forward contracts and purchased options which would be accounted for under the equity method of accounting upon settlement or exercise. The Company’s adoption of the provisions of ASU 2020-01, effective January 1, 2021, did not have an effect on the Company’s consolidated financial statements.

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

In October 2020, the FASB issued 2020-10, Codification Improvements.  The ASU affects a wide variety of Topics in the Codification. The ASU, among other things, contains amendments that improve consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section.  Many of the amendments arose because the FASB provided an option to give certain information either on the face of the financial statements or in the notes to financial statements and that option only was included in the Other Presentation Matters Section of the Codification. The option to disclose information in the notes to financial statements should have been codified in the Disclosure Section as well as the Other Presentation Matters Section (or other Section of the Codification in which the option to disclose in the notes to financial statements appears). The amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In May 2021, the FASB issued 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40):  Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU is effective for fiscal years beginning after December 15, 2021.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

C. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments. These determinations were based on available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop the estimates and, therefore, these estimates may not necessarily be indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Refer to note 8 for a discussion of the valuation hierarchy with respect to investments-trading; other investments, at fair value; other investments sold, not yet purchased; and derivatives held by the Company.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the debt was assumed in the AFN Merger and recorded at fair value as of that date. As of June 30, 2021 and December 31, 2020, the fair value of the Company’s debt was estimated to be $61,930 and $62,496, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the value hierarchy.

Derivatives: These amounts are carried at fair value. Derivatives may be included as a component of investments-trading; trading securities sold, not yet purchased; other investments, at fair value; and other investments, sold not yet purchased. The fair value is generally based on quoted market prices on an exchange that is deemed to be active for derivative instruments such as foreign currency forward contracts and Eurodollar futures.  For derivative instruments, such as TBAs and other extended settlement trades, the fair value is generally based on market price quotations from third party pricing services.

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

●

The financial market volatility, as well as the reduction in volumes in the GCF repo and TBA businesses, that resulted from COVID-19 required the Company to reassess the goodwill it had recorded related to JVB under the guidance of ASC 350.  The Company determined that the fair value of JVB was less than the carrying value (including the goodwill).  As a result, the Company recorded an impairment loss of $7,883 for the six months ended June 30, 2020.  See note 12.

●

JVB’s mortgage group’s operations are centered on serving the financial needs of mortgage originators and institutions that invest in mortgage-backed securities.  Prolonged high unemployment could eventually impact mortgage originations and demand for and supply of mortgage-backed securities, which may have a significant unfavorable impact on the revenue earned by JVB’s mortgage group.

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

The Company applied for and received a $2,166 loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.  The Company carefully considered the eligibility requirements for PPP loans as well as supplemental guidance regarding the PPP beyond the applicable statute issued from time to time by government agencies and certain government officials. The Company was eligible for a PPP loan because it had fewer than 100 employees at the time of the loan. Further, although the Company is public and listed on the NYSE American stock exchange, the Company’s market capitalization is small, and the Company believes that it did not have access to the public capital markets at the time. In part due to the PPP loan, the Company does not anticipate any significant workforce reduction or reductions in compensation levels in the near future. However, the Company will continue to carefully monitor revenue levels to assess whether compensatory or other cost-cutting measures might be necessary. On September 23, 2020, the Company applied for forgiveness of the PPP loan.  On June 21, 2021, the Company received notification that the U.S. Small Business Administration, as administrator of the PPP, had approved the Company’s PPP loan forgiveness application for $2,127 and all accrued interest on the PPP loan, leaving the Company with a remaining PPP loan balance of $39. The Company repaid the remaining balance, plus accrued interest, on June 25, 2021, at which point the PPP loan balance was reduced to zero.  See note 17.

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

Upon the closing of the Insurance SPAC Merger, the Insurance SPAC Sponsor Entities held 375,000 shares of SFT’s Class A Common Stock, par value $0.0001 per share (“SFT Class A Common Stock”), and 187,500 warrants (“SFT Warrants”) to purchase an equal number of shares of SFT Class A Common Stock for $11.50 per share (such SFT Class A Common Stock and SFT Warrants, collectively, the “Placement Securities”) as a result of the 375,000 placement units which the Insurance SPAC Sponsor Entities had purchased in a private placement that occurred simultaneously with the Insurance SPAC’s initial public offering on March 22, 2019.  Further, upon the closing of the Insurance SPAC Merger, the Insurance SPAC Sponsor Entities collectively held an additional 4,497,525 shares of SFT Class A Common Stock as a result of its previous purchase of founder shares of the Insurance SPAC.  In general, when founder shares and placement shares are discussed as a group, the Company refers to them as "Sponsor Shares."  Of the 375,000 placement units, 122,665 were allocable to the Operating LLC.  Of the 4,497,525 founder shares, 2,019,721 were allocable to the Operating LLC.

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

During the six months ended June 30, 2021, the Insurance SPAC Sponsor Entities distributed all the unrestricted and restricted shares held to its members including the Operating LLC.  The portion of such SFT shares that was distributed to members other than the Operating LLC were treated as an in-kind non-controlling interest distribution.  Subsequent to that distribution, the Company will continue to record any change in the fair value of the SFT shares held by the Operating LLC as a component of principal transactions and other income.  However, no offsetting entry to non-controlling interest is necessary subsequent to the non-controlling interest distribution.

Concurrently with the closing of the Insurance SPAC Merger, a subsidiary of the Operating LLC, INSU Pipe Sponsor, LLC, purchased 600,000 shares of SFT Class A Common Stock at a purchase price per share of $10.00 pursuant to a subscription agreement that such subsidiary executed at the time of the execution of the Insurance SPAC Merger Agreement. The Company's interest in INSU Pipe Sponsor LLC entitled it to an allocation of 350,000 shares of SFT Class A Common Stock.  During 2020, the Company consolidated INSU Pipe Sponsor LLC, and recorded principal transactions and other income for the full 600,000 shares and then non-controlling interest expense or income for the 250,000 shares not owned by the Company.  In December 2020, the shares of SFT Class A Common Stock were registered for sale and INSU Pipe Sponsor, LLC distributed the shares to the non-controlling interest holders resulting in INSU Pipe Sponsor, LLC being 100% owned by the Operating LLC.  INSU Pipe Sponsor, LLC was dissolved in the first quarter of 2021, and the Company's 350,000 shares of SFT class A common stock were transferred to the Operating LLC or other wholly owned subsidiaries of the Operating LLC.

The following table details the impact of all the entries associated with the Insurance SPAC during the three and six months ended June 30, 2021.  This table excludes any tax impact.

	For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
	Insurance SPAC Sponsor Entities	Operating LLC	Total	Insurance SPAC Sponsor Entities	Operating LLC	Total
Principal transactions and other income	$-	$461	$461	$7,380	$(3,257)	$4,123
Equity-based compensation	-	-	-	-	-	-
Other operating	-	-	-	(8)	-	(8)
Income / (loss) from equity method affiliates	-	-	-	-	-	-
Net income / (loss)	-	461	461	7,372	(3,257)	4,115
Less: Net loss / (income) attributable to the non-controlling interest - Operating LLC	-	-	-	(3,560)		(3,560)
Net income / (loss) - Operating LLC	-	461	461	3,812	(3,257)	555
Less: Net income / (loss) attributable to the convertible non-controlling interest	-	(337)	(337)	(2,783)	2,378	(405)
Net income / (loss) attributable to Cohen & Company Inc.	$-	$124	$124	$1,029	$(879)	$150

As of  June 30, 2021, the Operating LLC's total investment in SFT was $16,039, which is included as a component of other investments, at fair value.  This fair value is broken out as follows:

Operating
Description	LLC
Shares freely tradeable	$2,277
Shares that will become freely tradeable at such time SFT's stock price is greater than $12.00 per share for any period of 20 trading days out of 30 consecutive trading days	3,450
Shares that will become freely tradeable at such time SFT's stock price is greater than $13.50 per share for any period of 20 trading days out of 30 consecutive trading days	3,442
Shares that will become freely tradeable at such time SFT's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days	3,437
Shares that will become freely tradeable at such time SFT's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days	3,433
Total	$16,039

SFT's closing shares price on June 30, 2021 was $8.58 per share.

INSU Acquisition Corp. II ("Insurance SPAC II")

The Operating LLC is the manager of Insurance Acquisition Sponsor II, LLC (“IAS II”) and Dioptra Advisors II, LLC (“Dioptra II” and, together with IAS II, the “Insurance SPAC II Sponsor Entities”). The Insurance SPAC II Sponsor Entities were sponsors of INSU Acquisition Corp. II (“Insurance SPAC II”), a blank check company that sought to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (each a “Insurance SPAC II Business Combination”).

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

Upon closing of the Insurance SPAC II Merger, the Insurance SPAC II Sponsor Entities received a total of 6,669,667 founder shares and 452,500 placement units. On April 16, 2021, of the founder shares, 3,414,875 shares of MILE Class A Common Stock were distributed to the non-controlling interest holders of the Insurance SPAC II Sponsor Entities and 3,254,792 shares of MILE Class A Common Stock were distributed to the Operating LLC. All of the placement units were distributed to the non-controlling interest holders of the Insurance SPAC II Sponsor Entities.

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

As of the closing of the Insurance SPAC II Merger, the Company continued to consolidate the Insurance SPAC II Sponsor Entities. Prior to the closing, the Company treated the consolidated Insurance SPAC Sponsor Entities’ investment in the Insurance SPAC II as an equity method investment.  Effective upon the closing of the Insurance SPAC II Merger:

1.	The Company determined the fair value of the Sponsor Shares held by the Insurance SPAC Sponsor Entities;
2.

The Company reclassified the equity method investment to other investments, at fair value and recorded principal transactions and other income for the difference between the fair value of the Sponsor Shares held by the Insurance SPAC II Sponsor Entities and the equity method investment balance immediately prior to the merger closing; and

3.

The Company then recorded non-controlling interest expense or compensation expense related to the Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC Sponsor Entities. If the non-controlling interest holder was an employee, the Company recorded the expense as equity-based compensation expense. Otherwise, the expense was recorded as non-controlling interest expense.

Subsequent to the closing of the Insurance SPAC II Merger through April 16, 2021, any change in the fair value of the shares held by the Insurance SPAC II sponsor Entities was recorded as a component of principal transactions and other income.  The Company concurrently recorded a corresponding non-controlling interest entry related to the Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC Sponsor II Entities.  No adjustment was made to the equity-based compensation expense recorded as of the closing of the Insurance SPAC II Merger.  Rather, all post-merger changes in value related to Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC II Sponsor Entities were recorded as non-controlling interest expense.

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

The following table details the impact of all the entries associated with the Insurance SPAC II during the three and six months ended June 30, 2021.  This table excludes any tax impact.

	For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
	Insurance SPAC II Sponsor Entities	Operating LLC	Total	Insurance SPAC II Sponsor Entities	Operating LLC	Total
Principal transactions and other income	$(16,473)	$3,661	$(12,812)	$56,720	$3,661	$60,381
Equity-based compensation	-	-	-	(13,068)	-	(13,068)
Other operating	-	-	-	-	-	-
Income / (loss) from equity method affiliates	-	-	-	(107)	-	(107)
Net income / (loss)	(16,473)	3,661	(12,812)	43,545	3,661	47,206
Less: Net loss / (income) attributable to the non-controlling interest - Operating LLC	9,001	-	9,001	(17,644)	-	(17,644)
Net income / (loss) - Operating LLC	(7,472)	3,661	(3,811)	25,901	3,661	29,562
Less: Net income / (loss) attributable to the convertible non-controlling interest	5,455	(2,673)	2,782	(18,908)	(2,673)	(21,581)
Net income / (loss) attributable to Cohen & Company Inc.	$(2,017)	$988	$(1,029)	$6,993	$988	$7,981

The Operating LLC's total investment in MetroMile of $22,227 as of June 30, 2021 is included as a component of other investments, at fair value in our consolidated balance sheet. These values are broken out as follows:

Fair
Description	Value
Shares freely tradeable	$-
Shares that will become freely tradeable at such time MetroMile's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days	11,151
Shares that will become freely tradeable at such time MetroMile's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days	11,076
Total	$22,227

MetroMile's closing share price on June 30, 2021 was $9.15 per share.

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

A total of $250,000 of the net proceeds from the private placement and the IPO (including approximately $10,600 of the deferred underwriting commission from the IPO) were placed in a trust account. Except for the withdrawal of interest to pay taxes (or dissolution expenses if a business combination is not consummated), none of the funds held in the trust account will be released until the earlier of (i) the completion of Insurance SPAC III’s initial business combination, (ii) in connection with a stockholder vote to amend Insurance SPAC III’s amended and restated certificate of incorporation (A) to modify the substance or timing of Insurance SPAC III’s obligation to redeem 100% of its public shares if it does not complete an initial business combination within 24 months from the completion of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, or (iii) the redemption of all of Insurance SPAC III’s public shares issued in the IPO if the Insurance SPAC III is unable to consummate an initial business combination within 24 months from the completion of the IPO. If Insurance SPAC III does not complete a business combination within the first 24 months following the IPO, the placement units will expire worthless.

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

As of  June 30, 2021, the Company had a total equity method investment in Insurance SPAC III of $5,052, which was included as a component of investment in equity method affiliates in its consolidated balance sheet.  Partially offsetting this amount was non-controlling interest of $5,066, which was included as a component of non-controlling interest in our consolidated balance sheet.  Therefore, the net carrying value of the Company's investment in Insurance SPAC III was $(14) as of June 30, 2021.

In April 2021, the SEC issued guidance regarding how SPACs account for the warrants they issue.  This guidance resulted in Insurance SPAC III, as well as most SPACs restating their previously issued financial statements.

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net realized gains (losses) - trading inventory	$(2,786)	$8,226	$15,115	$18,669
Net unrealized gains (losses) - trading inventory	7,467	2,005	(4,087)	1,565
Net gains and losses	4,681	10,231	11,028	20,234

Interest income- trading inventory	1,709	2,071	3,465	4,548
Interest income-receivables under resale agreements	24,700	16,643	48,149	58,128
Interest income	26,409	18,714	51,614	62,676

Interest expense-securities sold under agreements to repurchase	(12,489)	(8,775)	(24,667)	(43,541)
Interest expense-LegacyTexas Credit Facility	-	-	-	(39)
Interest expense-margin payable	(202)	(164)	(393)	(763)
Interest expense	(12,691)	(8,939)	(25,060)	(44,343)

Net trading	$18,399	$20,006	$37,582	$38,567

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

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	June 30, 2021	December 31, 2020
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	5,190	2,961
Receivables from clearing agencies	106,342	49,706
Receivables from brokers, dealers, and clearing agencies	$111,782	$52,917

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	June 30, 2021	December 31, 2020
Margin payable	$167,849	$156,678
Unsettled regular way trades, net	49,688	-
Payables to brokers, dealers, and clearing agencies	$217,537	$156,678

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

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	June 30, 2021	December 31, 2020
U.S. government agency MBS and CMOs	$178,189	$162,031
U.S. government agency debt securities	19,586	6,904
RMBS	10	14
U.S. Treasury securities	-	607
ABS	1	1
SBA loans	5,627	2,742
Corporate bonds and redeemable preferred stock	33,265	36,388
Foreign government bonds	835	659
Municipal bonds	9,493	19,400
Certificates of deposit	1,469	70
Derivatives	4,899	13,717
Equity securities	445	428
Investments-trading	$253,819	$242,961

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	June 30, 2021	December 31, 2020
U.S. Treasury securities	$25,188	$3,348
Corporate bonds and redeemable preferred stock	13,965	29,206
Municipal bonds	20	20
Derivatives	3,701	11,822
Equity securities	-	43
Trading securities sold, not yet purchased	$42,874	$44,439

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other investments, at fair value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	June 30, 2021
	Amortized	Carrying	Unrealized
	Cost	Value	Gain / (Loss)
Equity securities	$16,416	$19,650	$3,234
Restricted equity securities	3,066	40,252	37,186
Corporate bonds and redeemable preferred stock	479	476	(3)
Subordinated Notes	1,485	1,547	62
U.S. Insurance JV	2,024	2,679	655
SPAC Fund	600	1,974	1,374
Residential loans	115	111	(4)
Other investments, at fair value	$24,185	$66,689	$42,504

	December 31, 2020
	Amortized	Carrying	Unrealized
	Cost	Value	Gain / (Loss)
Equity securities	$12,519	$17,421	$4,902
Restricted equity securities	3,066	34,172	31,106
Corporate bonds and redeemable preferred stock	479	476	(3)
Subordinated Notes	1,485	1,519	34
RTLs	2,243	2,300	57
U.S. Insurance JV	1,168	1,564	396
SPAC Fund	779	984	205
Residential loans	119	104	(15)
Other investments, at fair value	$21,858	$58,540	$36,682

Other investments, sold not yet purchased

Other investments, sold not yet purchased consisted of the following.

OTHER INVESTMENTS SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	June 30, 2021
	Cost	Carrying Value	Unrealized Gain / (Loss)
Derivatives	$396	$104	$292
Equity securities	9,560	9,645	(85)
Other investments sold, not yet purchased	$9,956	$9,749	$207

	December 31, 2020
	Cost	Carrying Value	Unrealized Gain / (Loss)
Derivatives	$338	$233	$105
Equity securities	7,223	7,182	41
Other investments sold, not yet purchased	$7,561	$7,415	$146

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

The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended June 30, 2021 and 2020 of $(11,953) and $2,240, respectively. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the six months ended June 30, 2021 and 2020 of $67,236 and $(455), respectively.

The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, sold not yet purchased during the three months ended June 30, 2021 and 2020 of $714 and $0, respectively. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, sold not yet purchased during the six months ended June 30, 2021 and 2020 of $776 and $0, respectively.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of June 30, 2021 and December 31, 2020 and indicates the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
June 30, 2021
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$178,189	$-	$178,189	$-
U.S. government agency debt securities	19,586	-	19,586	-
RMBS	10	-	10	-
U.S. Treasury securities	-	-	-	-
ABS	1	-	1	-
SBA loans	5,627	-	5,627	-
Corporate bonds and redeemable preferred stock	33,265	-	33,265	-
Foreign government bonds	835	-	835	-
Municipal bonds	9,493	-	9,493	-
Certificates of deposit	1,469	-	1,469	-
Derivatives	4,899	-	4,899	-
Equity securities	445	-	445	-
Total investments - trading	$253,819	$-	$253,819	$-

Other investments, at fair value:
Equity securities	$19,650	$19,650	$-	$-
Restricted equity securities	40,252	-	40,252	-
Corporate bonds and redeemable preferred stock	476	-	476	-
Subordinated Notes	1,547	-	1,547	-
Residential loans	111	-	111	-
	62,036	$19,650	$42,386	$-
Investments measured at NAV (1)	4,653
Total other investments, at fair value	$66,689

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$25,188	$25,188	$-	$-
Corporate bonds and redeemable preferred stock	13,965	-	13,965	-
Municipal bonds	20	-	20	-
Derivatives	3,701	-	3,701	-
Equity securities	-	-	-	-
Total trading securities sold, not yet purchased	$42,874	$25,188	$17,686	$-

Other investments, sold not yet purchased:
Derivatives	$104	$104	$-	$-
Equity securities	9,645	9,645	-	-
Total other investments sold, not yet purchased	$9,749	$9,749	$-	$-

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

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
December 31, 2020
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$162,031	$-	$162,031	$-
U.S. government agency debt securities	6,904	-	6,904	-
RMBS	14	-	14	-
U.S. Treasury securities	607	607	-	-
ABS	1	-	1	-
SBA loans	2,742	-	2,742	-
Corporate bonds and redeemable preferred stock	36,388	-	36,388	-
Foreign government bonds	659	-	659	-
Municipal bonds	19,400	-	19,400	-
Certificates of deposit	70	-	70	-
Derivatives	13,717	-	13,717	-
Equity securities	428	-	428	-
Total investments - trading	$242,961	$607	$242,354	$-

Other investments, at fair value:
Equity Securities	$17,421	$17,421	$-	$-
Restricted Equity Securities	34,172	-	34,172	-
Corporate bonds and redeemable preferred stock	476	-	476	-
Subordinated notes	1,519	-	1,519	-
RTLs	2,300	-	2,300	-
Residential loans	104	-	104	-
	55,992	$17,421	$38,571	$-
Investments measured at NAV (1)	2,548
Total other investments, at fair value	$58,540
Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$3,348	$3,348	$-	$-
Corporate bonds and redeemable preferred stock	29,206	-	29,206	-
Municipal bonds	20	-	20	-
Derivatives	11,822	-	11,822	-
Equity securities	43	43	-	-
Total trading securities sold, not yet purchased	$44,439	$3,391	$41,048	$-

Other investments, sold not yet purchased:
Derivatives	$233	$233	$-	$-
Equity securities	7,182	7,182	-	-
Total other investments sold, not yet purchased	$7,415	$7,415	$-	$-

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

Equity Derivatives

The Company enters into equity derivatives such as puts and short call options. These are securities that are traded on a recognized liquid exchange and the Company classifies their fair value within level 1 of the valuation hierarchy.

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

LEVEL 3 ROLLFORWARD

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning of period	$-	$4,833	$-	$2,522
Net trading	-	37	-	(41)
Gains & losses (1)	-	(58)	-	(661)
Accretion of income (1)	-	46	-	124
Purchases	-	29	-	638
Sales and returns of capital	-	(2,565)	-	(5,538)
Reclassification of RTLs	-	-	-	5,278
End of period	$-	$2,322	$-	$2,322

Change in unrealized gains / (losses) (2)	$-	$-	$-	$-

(1)	Gains and losses and accretion of income on other investments, at fair value are recorded as a component of principal transactions and other income in the consolidated statements of operations.
(2)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020.

	Fair Value	Unfunded	Redemption	Redemption
	June 30, 2021	Commitments	Frequency	Notice Period
Other investments, at fair value
U.S. Insurance JV (a)	$2,679	$667	N/A	N/A
SPAC Fund (b)	1,974	N/A	Quarterly after 1 year lock up	90 days
	$4,653

	Fair Value	Unfunded	Redemption	Redemption
	December 31, 2020	Commitments	Frequency	Notice Period
Other investments, at fair value
U.S. Insurance JV (a)	$1,564	$1,567	N/A	N/A
SPAC Fund (b)	984	N/A	Quarterly after 1 year lock up	90 days
	$2,548

(a)	The U.S. Insurance JV invests in USD denominated debt issued by small and medium size insurance and reinsurance companies.
(b)	The SPAC Fund invests in equity interests of SPACs.

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

Equity Derivatives

A significant portion of the Company’s equity holdings are carried at fair value.  The Company hedges a portion of this exposure by entering into equity derivatives such as puts and short call options.  These derivative positions are carried at fair value as a component of other investments, at fair value and other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of June 30, 2021 and December 31, 2020, the Company had short call options representing a notional of $1,870 and $1,595, respectively. From time to time, the Company may also enter into forward purchase commitments for equity securities.  These amounts are included in the tables below.

The Company also hedges a portion of the exposure from these equity investments by entering into short trades.  These short trades are not treated as derivatives and are carried as a component of other investments sold, not yet purchased.  See Note 7.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At June 30, 2021, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $ 1,655,120 and open TBA and other forward MBS sale agreements in the notional amount of $ 1,743,370. At December 31, 2020, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,706,834 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,809,550.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. At   June 30, 2021, the Company had open forward purchase commitments of $3,169,945 and open forward sale commitments of $0.  At December 31, 2020, the Company had open forward purchase commitments of $365 and open forward sale commitments of $0.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of June 30, 2021 and December 31, 2020, the Company had no outstanding foreign currency forward contracts.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of June 30, 2021 and December 31, 2020.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	June 30, 2021	December 31, 2020
TBAs and other forward agency MBS	Investments-trading	$4,879	$13,717
Other extended settlement trades	Investments-trading	20	-
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(3,701)	(11,822)
Equity derivatives	Other investments, at fair value	(132)	-
Equity derivatives	Other investments, sold not purchased	(104)	(233)
		$962	$1,662

The following tables present the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Other extended settlement trades	Revenue-net trading	$20	$(14)
TBAs and other forward agency MBS	Revenue-net trading	1,967	1,388
Equity derivatives	Principal transactions and other income	58	-
		$2,045	$1,374

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Other extended settlement trades	Revenue-net trading	$20	$(13)
TBAs and other forward agency MBS	Revenue-net trading	4,576	1,175
Equity derivatives	Principal transactions and other income	192	-
		$4,788	$1,162

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

Repo Information

At June 30, 2021 and December 31, 2020, the Company held reverse repos of $ 6,027,515 and $5,716,343, respectively, and the fair value of collateral received under reverse repos was $6,149,604  and $5,885,656, respectively.  As of  June 30, 2021 and December 31, 2020, the reverse repo balance was comprised of receivables collateralized by securities with 36  and 38 counterparties, respectively.

At June 30, 2021 and December 31, 2020, the Company held repos of $ 6,019,184 and $5,713,212, respectively, and the fair value of securities and cash pledged as collateral under repos was $6,075,646  and $5,768,018, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

Intraday and Overnight Lending Facility

In conjunction with the Company’s GCF repo business, on October 19, 2018, the Company and BONY entered into an intraday lending facility.  The lending facility allows for BONY to advance funds to JVB in order to facilitate the settlement of GCF repo transactions.  The total committed amount at June 30, 2021 was $75,000.  The current termination date of this facility is October 15, 2021. It is expected that this facility will be renewed for successive 364-day periods provided that the Company continues its GCF repo business.

The BONY lending facility is structured so that advances are generally repaid before the end of each business day.  However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan.  Intraday loans accrue interest at an annual rate of 0.12%.  Interest is charged based on the number of minutes in a day the advance is outstanding.  Overnight loans are charged interest at the base rate plus 3% on a daily basis.  The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time.  For the six months ended June 30, 2021, and for the year ended December 31, 2020, the Company received no advances under the intraday lending facility.

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

The gestation repo business has been and continues to be concentrated as to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of June 30, 2021 and December 31, 2020, the Company’s gestation reverse repos shown in the tables below represented balances from thirteen and eleven counterparties, respectively.  The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business (both gestation repo and GCF repo) was $12,219 and $23,500 for the three and six months ended June 30, 2021, respectively. The total net revenue earned by the Company on its matched book repo business (both gestation repo and GCF repo) was $7,927 and $14,795 for the three and six months ended June 30, 2020, respectively.

 Detail

The amounts in the table below are presented on a gross basis.

As of  June 30, 2021, the Company had outstanding reverse repos of $ 6,027,515 and repos of $ 6,019,184.  Included in these amounts are outstanding reverse repos of $707,167 and repos of  $1,872,011 where the FICC was the Company’s counterparty to the transaction and which were subject to a master netting arrangement.

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

SECURED BORROWINGS
(Dollars in Thousands)
June 30, 2021

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
U.S. government agency MBS (GCF repo)	$1,293,513	$1,700,024	$-	$-	$2,993,537
MBS (gestation repo)	5,109	3,014,919	-	-	3,020,028
SBA loans	5,619	-	-	-	5,619
	$1,304,241	$4,714,943	$-	$-	$6,019,184

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
U.S. government agency MBS (GCF repo)	$1,007,229	$1,578,891	$243,528	$172,603	$3,002,251
MBS (gestation repo)	5,115	3,020,149	-	-	3,025,264
	$1,012,344	$4,599,040	$243,528	$172,603	$6,027,515

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

The following table summarizes the activity and earnings in the Company’s investments that are accounted for under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Insurance SPACs	SPAC Sponsor Entities	AOI	CK Capital	SPAC Series Funds	Total
January 1, 2021	$9,807	$104	$3,016	$296	$259	$13,482
Investments / advances	-	672	-	-	534	1,206
Distributions / repayments	(3,958)	-	-	-	(50)	(4,008)
Earnings / (loss) realized	(797)	5,414	(34)	(49)	121	4,655
June 30, 2021	$5,052	$6,190	$2,982	$247	$864	$15,335

	Insurance SPACs	SPAC Sponsor Entities	AOI	CK Capital	SPAC Series Funds	Total
January 1, 2020	$3,222	$-	$559	$18	$-	$3,799
Investments / advances	-	-	2,097	-	-	2,097
Distributions / repayments	-	-	-	-	-	-
Earnings / (loss) realized	(1,640)	-	58	242	-	(1,340)
June 30, 2020	$1,582	$-	$2,714	$260	$-	$4,556

The Insurance SPACs represent the Company's consolidated subsidiaries equity method investments in various insurance SPACs.  The SPAC Sponsor Entities represent equity method investments in sponsor entities for SPACs that are not sponsored by the Company.  Amersfoot Office Investment I Cooperatief U. A. (“AOI”) is a company based in the Netherlands that invests in real estate.  CK Capital Partners B.V. (“CK Capital”) is a company based in the Netherlands that manages investments in real estate.  See note 24.  Each of the SPAC Series Funds (as defined in Item 2, in the “Business Environment” section under the title “The SPAC Market”) invests in the membership interests of an individual sponsor entity.  The Company manages these funds and serves as the general partner.  The Company invests in the SPAC Series Funds itself and also receives an allocation of the founder shares from each series fund that the Company invests in connection with its role as the general partner and manager.  Amounts paid by the Company in connection with receiving its allocation of founder shares are included in the table above along with the SPAC Sponsor Entities.

As of June 30, 2021, the Company's equity method investments in SPAC Sponsor Entities and SPAC Series Funds entitle it to an allocation of approximately 5.8 million founder shares in total representing investments in 17 SPACs.  See note 4 for a discussion of the founders share allocations related to the Insurance SPACs.

12.  GOODWILL

Goodwill consisted of the following.

GOODWILL
(Dollars in Thousands)

	June 30, 2021	December 31, 2020
AFN	$109	$109
JVB	-	-
Goodwill	$109	$109

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

13.  LEASES

The Company leases office space, certain computer and related equipment, and a vehicle under noncancelable operating leases.  The Company determines if an arrangement is a lease at the inception date of the contract.  The Company measures operating lease liabilities using an estimated incremental borrowing rate as there is no rate implicit in the Company’s operating lease arrangements.  An incremental borrowing rate was calculated for each operating lease based on the term of the lease, the U.S. Treasury term interest rate, and an estimated spread to borrow on a secured basis.

Rent expense is recognized on a straight-line basis over the lease term and is in included business development, occupancy, and equipment expense.

As of  June 30, 2021, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 7.3 years.  The weighted average discount rate for the leases was 4.63%.

Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES
(Dollars in Thousands)

As of June 30, 2021
2021 - remaining	$903
2022	1,730
2023	1,995
2024	1,965
2025	1,776
Thereafter	5,325
Total	13,694
Less imputed interest	(2,179)
Lease obligation	$11,515

During the six months ended June 30, 2021 and 2020, total cash payments of  $660 and $800, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets. For the three and six months ended June 30, 2021 , rent expense, net of sublease income of $43 and $113, respectively was $384 and $754 , respectively.  For the three and six months ended June 30, 2020, rent expense, net of sublease income of $77 and $156, respectively, was $385 and $763 , respectively.

14.  OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other receivables consisted of the following.

OTHER RECEIVABLES
(Dollars in Thousands)

	June 30, 2021	December 31, 2020
Cash collateral due from counterparties	$5,995	$225
Asset management fees receivable	985	879
Accrued interest receivable and dividend receivable	1,780	2,275
Revenue share receivable	114	125
Other receivables	363	425
Other receivables	$9,237	$3,929

When the Company enters into a reverse repo, it obtains collateral in excess of the principal amount of the reverse repo.  The Company accepts collateral in the form of liquid securities or cash.  If the value of the securities the Company receives as collateral increases, the Company’s reverse repo counterparties may request a return of their collateral with a value equal to such increase.  In some cases, the Company will return to such reverse repo counterparties cash instead of securities.  In that case, the Company includes the cash returned as a component of other receivables (cash collateral due from counterparties).

When the Company enters into repo transactions, the Company provides collateral to the Company’s repo counterparties in excess of the principal balance of the repo.  The Company’s counterparties accept collateral in the form of liquid securities or cash.  To the extent the Company provides the collateral in cash, the Company includes it as a component of other receivables (cash collateral due from counterparties).

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

Other assets consisted of the following.

OTHER ASSETS
(Dollars in Thousands)

	June 30, 2021	December 31, 2020
Deferred costs	$286	$248
Prepaid expenses	1,777	964
Deposits	423	398
Miscellaneous other assets	576	255
Furniture, equipment, and leasehold improvements, net	950	799
Intangible assets	166	166
Other assets	$4,178	$2,830

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

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	June 30, 2021	December 31, 2020
Accounts payable	$206	$162
Redeemable financial instruments accrued interest	476	316
Accrued income tax	320	99
Accrued interest payable	645	630
Accrued interest on securities sold, not yet purchased	377	435
Payroll taxes payable	1,077	1,048
Counterparty cash collateral	32,599	41,119
Accrued expense and other liabilities	3,231	2,442
Accounts payable and other liabilities	$38,931	$46,251

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

Consolidated VIEs

The Company determined it was the primary beneficiary of several VIEs and therefore, has consolidated them.  The following table provides certain information regarding the consolidated VIEs:

	As of June 30, 2021	As of December 31, 2020
Cash and cash equivalents	$137	$270
Receivables	-	2,112
Other investments, at fair value	7,259	36,395
Investment in equity method affiliates	5,051	9,805
Non-controlling interest	(7,658)	(27,805)
Investment in consolidated VIEs	$4,789	$20,777

  The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in consolidated VIEs shown in the table above plus certain obligations the Company has to fund additional working capital to the equity method investees of certain of the consolidated VIEs.  The total amount of working capital commitment was $810 and $1,560 as of   June 30, 2021  and December 31, 2020, respectively.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  June 30, 2021, and December 31, 2020, there were $667 of unfunded commitments to VIEs that the Company has invested in.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three and six months ended June 30, 2021 and 2020 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2021 and December 31, 2020.  See table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 17) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at June 30, 2021 and December 31, 2020.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	As of June 30, 2021	As of December 31, 2020
Other Investments, at fair value	$4,653	$2,548
Investments in equity method affiliates	7,054	363
Maximum exposure	$11,707	$2,911

16.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in Thousands)

	As of June 30, 2021	As of December 31, 2020
JKD Capital Partners I LTD	$7,957	$7,957
DGC Trust/CBF	-	4,000
	$7,957	$11,957

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

17. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

	As of	As of	Interest
Description	June 30, 2021	December 31, 2020	Rate Terms	Interest (4)	Maturity
Non-convertible debt:
12.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	12.00%	January 2022
12.00% senior note (the "2019 Senior Note")	2,400	2,400	Fixed	12.00%	September 2021 (1)
PPP Loan	-	2,166	Fixed	1.00%	May 2022 (5)
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	15,000	15,000	Fixed	8.00%	March 2022 (2)
Less unamortized debt issuance costs	(240)	(401)
	14,760	14,599
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	4.19%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	4.35%	March 2035
Less unamortized discount	(24,432)	(24,690)
	23,693	23,435

ByLine Bank	-	-	Variable	NA	October 2021
FT Financial Bank N.A. Credit Facility	-	-	Variable	NA	NA
Total	$45,353	$47,100

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

(3)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of June 30, 2021 on a combined basis was 11.38% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(4)	Represents the interest rate in effect as of the last day of the reporting period.
(5)	The Company received notice on June 21, 2021 that the PPP loan application for forgiveness was approved and the remaining balance was paid off. See discussion below.

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

In order to obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements. On September 23, 2020, the Company applied for forgiveness of the PPP Loan. On June 21, 2021, the Company received notification that the U.S. Small Business Administration, as administrator of the PPP, had approved the Company’s PPP Loan forgiveness application for $2,127 and all accrued interest on the PPP loan, leaving the Company with a remaining PPP loan balance of $39. The PPP loan forgiveness was recorded to other non-operating income on the consolidated statements of operations and comprehensive income.  The Company repaid the remaining balance, plus accrued interest on June 25, 2021, at which point the PPP Loan balance was reduced to zero.

Byline Bank

On October 28, 2020 (the “Byline Effective Date”), the Company entered into a Loan Agreement (the “Byline Loan Agreement”) with Byline Bank, as lender (the “Lender”), by and among the Lender, the Company, as a guarantor, and the Company’s subsidiaries, the Operating LLC and J.V.B. Financial Group Holdings, LP (“Holdings LP”), as guarantors, and JVB as borrower, and C&Co PrinceRidge Holdings, LP (“C&Co.”), pursuant to which the Lender agreed to make loans at JVB’s request from time to time in the aggregate amount of up to $7,500.

In addition, on the Effective Date, JVB and the Lender entered into a Revolving Note and Cash Subordination Agreement (the “Byline Revolving Note and Cash Subordination Agreement,” and, together with the Byline Loan Agreement, the “Byline Credit Facility”), pursuant to which, among other things, the Lender agreed to make loans at JVB’s request from time to time in the aggregate amount of up to $17,500. The Byline Credit Facility replaced the previous outstanding facility with FT Bank (see the “FT Bank Credit Facility” below).

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

Loans under the Byline Credit Facility bear interest at a per annum rate equal to LIBOR plus 6.0%, provided that in no event can the interest rate be less than 7.0%. JVB is required to pay on a quarterly basis an undrawn commitment fee at a per annum rate equal to 0.50% of the undrawn portion of the Lender’s $25,000  commitment under the Byline Credit Facility.  JVB is also required to pay on each anniversary of the Byline Effective Date a commitment fee at a per annum rate equal to 0.50% of the Lender’s $25,000 commitment under the Byline Credit Facility. Pursuant to the terms of the Byline Credit Facility, JVB paid to the Lender a commitment fee of $250 on the Byline Effective Date.  Loans under the Byline Credit Facility must be used by JVB for working capital purposes and general liquidity of JVB. JVB may request a reduction in the Lender’s $25,000 commitment in a minimum amount of $1,000 and multiples of $500 thereafter upon not less than five days’ prior notice to the Lender.  The obligations of JVB under the Byline Credit Facility are guaranteed by the Company, the Operating LLC and Holdings LP, and are secured by a lien on all of Holdings LP’s property, including its 100% ownership interest in all of the outstanding membership interests of JVB.  Pursuant to the Byline Credit Facility, JVB and the guarantors thereunder provide customary representations and warranties for a transaction of this type.

The Byline Credit Facility also includes customary covenants for a transaction of this type, including covenants limiting the indebtedness that can be incurred by JVB and Holdings LP and restricting JVB’s ability to make certain loans and investments. Additionally, JVB may not permit (i) JVB’s tangible net worth to be less than $80,000 at any time from October 29, 2020 through December 31, 2021, and $85,000 at any time thereafter; and (ii) JVB’s excess net capital to be less than $40,000 at any time. JVB and each guarantor under the Byline Credit Facility are also limited in their ability to repay certain of their existing outstanding indebtedness.  As of  June 30, 2021, the Company was in compliance with all of the financial covenants.

The Byline Credit Facility contains customary events of default for a transaction of this type. If an event of default under the Byline Credit Facility occurs and is continuing, then the Lender may declare and cause all or any part of the loans and all other liabilities outstanding under the Byline Credit Facility to become immediately due and payable.

As of  June 30, 2021, the Company had not drawn on the Byline Credit Facility.

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

On March 19, 2020, ViaNova received a notice of default from LegacyTexas Bank regarding the LegacyTexas Credit Facility, stating that ViaNova’s unrestricted cash balance was less than the amount required.  Also, on March 19, 2020, ViaNova received notice from LegacyTexas Bank that the Bank had suspended funding all “Alternative” loans for all of their clients, including the RTLs that are the subject of the LegacyTexas Credit Facility.  As of  March 19, 2020, ViaNova had repaid all outstanding indebtedness under the LegacyTexas Credit Facility.  See note 4.

See note 20 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the Company’s other debt.

Interest Expense, net

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Junior subordinated notes	$652	$751	$1,299	$1,572
2020 Senior Notes	135	134	268	223
2017 Convertible Note	381	374	756	745
2013 Convertible Notes / 2019 Senior Notes	72	72	143	191
2018 FT LOC/2019 FT Revolver/Byline Credit Facility	66	362	131	514
Redeemable Financial Instrument - DGC Trust / CBF	-	457	197	1,147
Redeemable Financial Instrument - JKD Capital Partners I LTD	476	960	1,002	1,400
Redeemable Financial Instrument - ViaNova Capital Group, LLC	-	(29)	-	(106)
	$1,782	$3,081	$3,796	$5,686

18. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the six months ended June 30, 2021 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2020	1,038,963
Issuance of Common Stock	102,159
Vesting of shares	56,502
Shares withheld for employee taxes and retired	(20,845)
Repurchase and retirement of Common Stock	(39,054)
June 30, 2021	1,137,725

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every ten shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock issued and outstanding as of June 30, 2021. For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the Company’s board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $0.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible Preferred Stock (“Series F Preferred Stock”).  Pursuant to the Securities Purchase Agreement (the “SPA”), dated December 30, 2019, by and among the Company, the Operating LLC, Daniel G. Cohen, and The DGC Family FinTech Trust (the “DGC Trust”), the Company issued 12,549,273 Series F Preferred Stock to Daniel G. Cohen and 9,880,268 Series F Preferred Stock to the DGC Trust. The Series F Preferred Stock have substantially the same rights as the Series E Preferred Stock.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote, together as a single class on all matters with respect to which a vote of the stockholders of the Company is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to one vote for every ten shares of Series F Preferred Stock on each matter submitted to the holders for their vote.  As of  June 30, 2021, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  See Non-Controlling Interest/ - Securities Purchase Agreement – Purchase of IMXI shares below. For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Acquisition and Surrender of Additional Units of the Operating LLC, net: Effective January 1, 2011 and revised effective May 27, 2021, Cohen & Company Inc. and the Operating LLC entered into a Unit Issuance and Surrender Agreement (the “UIS Agreement”), that was approved by the board of directors of Cohen & Company Inc. and the board of managers of the Operating LLC. In an effort to maintain a 1:10 ratio of Common Stock to the number units of membership interests Cohen & Company Inc. holds in the Operating LLC, the UIS Agreement calls for the issuance of additional units of membership interests of the Operating LLC to Cohen & Company Inc. when Cohen & Company Inc. issues its Common Stock to employees under existing equity compensation plans or issues its Common Stock in a public or private offering. In certain cases, the UIS Agreement calls for Cohen & Company Inc. to surrender units to the Operating LLC when certain restricted shares are forfeited by the employee or repurchased by the Company.

During the six months ended June 30, 2021, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the amount of units surrendered (net of receipts) by Cohen & Company Inc.

Operating LLC
Membership Units
Units issued from issuance of Common Stock	1,021,590
Units related to UIS Agreement	356,570
Units surrendered from retirement of Common Stock	(390,540)
Total	987,620

The Company recognized a net increase in additional paid in capital of $2,375 and a net decrease in AOCI of $14 with an offsetting decrease in non-controlling interest of  $2,361 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the six months ended June 30, 2021 and 2020.

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Net income / (loss) attributable to Cohen & Company Inc.	$11,080	$(2,201)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company, Inc. paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	2,375	(123)
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$13,455	$(2,324)

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

During the three and six months ended June 30, 2021, the Company repurchased 407 and 39,054 shares of Common Stock in the open market pursuant to the 10b5-1 Plan for a total purchase price of of $7 and $669, respectively. All of the purchases were completed using cash on hand.

During the three and six months ended June 30, 2020, no shares were repurchased by the Company.

Equity Distribution Agreement

On December 1, 2020, the Company entered into an Equity Distribution Agreement (the “Equity Agreement”) with Northland Securities, Inc. (trade name Northland Capital Markets), as sales agent (the “Sales Agent”), relating to the issuance and sale from time to time by the Company (the “ATM Program”), through the Sales Agent, of shares of the Company's Common Stock, having an aggregate offering price of up to $75,000 (collectively the “Shares”). Sales of the Shares, if any, under the Equity Agreement will be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act as agreed with the Sales Agent. In accordance with applicable rules of the SEC, the Company was permitted to sell an aggregate of up to $9,318 in Shares under the Equity Agreement, which represented one-third of the value of the Common Stock held by non-affiliates as of March 5, 2021.

On June 7, 2021, the Company entered into a letter agreement (the “Equity Distribution Letter Agreement”) with the Sales Agent, pursuant to which the Sales Agent agreed to use its best efforts to, commencing on June 5, 2021, sell on the Company’s behalf up to $7,966 of the shares in the open market pursuant to the terms and conditions of the Equity Agreement and the Equity Distribution Letter Agreement, and the Company agreed not to take any action that would cause the sales of the Shares under the Equity Distribution Letter Agreement not to comply with Rule 10b5-1 or Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Equity Distribution Letter Agreement was entered into in connection with the ATM Program and is designed to comply with Rule 10b5-1 under the Exchange Act

The  Equity Agreement includes customary representations, warranties and covenants by the Company and customary obligations of the parties and termination provisions. The Company has agreed to indemnify the Sales Agent against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the Sales Agent may be required to make with respect to any of those liabilities. The Company will pay the Sales Agent for sales of its common stock a commission of 2.5% of the gross offering proceeds of the Shares sold through the Sales Agent pursuant to the Equity Agreement.

The offering of the Common Stock pursuant to the Equity Agreement will terminate upon the sale of all of the Shares pursuant to the Equity Agreement, unless sooner terminated in accordance with the terms and conditions of the Equity Agreement.

During the three and six months ended June 30, 2021, the Company sold 102,159 shares in the open market pursuant to the Equity Distribution Agreement for a total net sale price of $2,673. In July 2021, the Company sold an additional 198,700 shares for total net sale price of $6,403 under the Equity Distribution Letter Agreement.  At this time, pursuant to the Equity Agreement and General Instruction I.B. 6 of Form S-3, no additional shares will be sold under the Equity Distribution Agreement and the Equity Distribution Letter Agreement for the remainder of 2021 after taking into account the July 2021 sales.

Non-Controlling Interest

ROLLFORWARD OF NON-CONTROLLING INTERESTS

(Dollars in Thousands)

	Operating LLC	Insurance SPAC Sponsor Entities	Insurance SPAC II Sponsor Entities	Insurance SPAC III Sponsor Entities	FTAC Olympus PIPE Sponsor	SPAC Sponsor Series LLC	Vellar GP	Total
December 31, 2020	$29,723	$16,686	$4,295	$5,416	$-	$-	$1,408	$57,528
Non-controlling interest share of income / (loss)	31,524	3,559	17,644	(358)	93	(4)	(5)	52,453
OCI	(139)	-	-	-	-	-	-	(139)
Acquisition / (surrender) of additional units of consolidated subsidiary	(2,361)	-	-	-	-	-	-	(2,361)
Equity-based compensation	802	-	13,068	-	-	-	-	13,870
Shares withheld for employee taxes	(263)	-	-	-	-	-	-	(263)
Dividends/distributions	(11)	-	-	-	-	-	-	(11)
Contributions	-	-	-	8	2,500	21		2,529
Distributions	-	(20,245)	(35,007)	-	-	-	(1,403)	(56,655)
June 30, 2021	$59,275	$-	$-	$5,066	$2,593	$17	$-	$66,951

19. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.  As of June 30, 2021,  JVB's minimum required net capital was $250, and actual net capital was $74,402, which exceeded the minimum requirements by $74,152.

CCFEL, a subsidiary of the Company regulated by the Central Bank of Ireland (“CBI”), is subject to certain regulatory capital requirements in accordance with the Capital Requirements Regulation 575/2013 and applicable CBI requirements.  As of June 30, 2021, the total minimum required net capital was $ 938, and actual net capital in CCFEL was $ 1,749, which exceeded the minimum requirements by $ 811 and CCFEL was in compliance with the net liquid capital provisions.

20. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income / (loss) attributable to Cohen & Company Inc.	$1,725	$901	$11,080	$(2,201)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	4,119	3,107	31,522	(5,416)
Add: Interest expense incurred on dilutive convertible notes	294	373	583	-
Add / (deduct): Adjustment (2)	141	(930)	(1,575)	29
Net income / (loss) on a fully converted basis	$6,279	$3,451	$41,610	$(7,588)

Weighted average common shares outstanding - Basic	1,071,606	1,160,144	1,052,947	1,153,512
Unrestricted Operating LLC membership units exchangeable into Cohen & Company, Inc. shares (1)	2,855,767	2,802,864	2,846,949	2,798,331
Restricted units or shares	236,940	22,962	191,800	-
Shares issuable upon conversion of dilutive convertible notes	1,034,483	1,034,483	1,034,483	-
Weighted average common shares outstanding - Diluted (3)	5,198,796	5,020,453	5,126,179	3,951,843

Net income / (loss) per common share - Basic	$1.61	$0.78	$10.52	$(1.91)

Net income / (loss) per common share - Diluted	$1.21	$0.69	$8.12	$(1.92)

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

(3)	Potentially diluted securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
2017 Convertible Note	-	-	-	1,034,483
Restricted Common Stock	-	-	-	21,810
Restricted Operating LLC units	-	-	-	12,616
	-	-	-	1,068,909

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

SEGMENT INFORMATION

Statement of Operations Information

Six Months Ended June 30, 2021

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$37,582	$-	$-	$37,582	$-	$37,582
Asset management	-	3,931	-	3,931	-	3,931
New issue and advisory	2,689	-	-	2,689	-	2,689
Principal transactions and other income	(1)	274	68,267	68,540	-	68,540
Total revenues	40,270	4,205	68,267	112,742	-	112,742
Salaries/Wages	19,277	2,662	13,260	35,199	5,638	40,837
Other Operating Expense	6,730	989	44	7,763	2,770	10,533
Impairment of goodwill	-	-	-	-	-	-
Total operating expenses	26,007	3,651	13,304	42,962	8,408	51,370
Operating income (loss)	14,263	554	54,963	69,780	(8,408)	61,372
Interest income (expense)	(131)	-	-	(131)	(3,665)	(3,796)
Income (loss) from equity method affiliates	-	(83)	4,738	4,655	-	4,655
Other non-operating income	-	-	-	-	2,127	2,127
Income (loss) before income taxes	14,132	471	59,701	74,304	(9,946)	64,358
Income tax expense (benefit)	-	-	-	-	825	825
Net income (loss)	14,132	471	59,701	74,304	(10,771)	63,533
Less: Net income (loss) attributable to the non-controlling interest	-	(5)	20,936	20,931	31,522	52,453
Net income (loss) attributable to Cohen & Company Inc.	$14,132	$476	$38,765	$53,373	$(42,293)	$11,080

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$1	$1	$-	$2	$166	$168

SEGMENT INFORMATION Statement of Operations Information
Six Months Ended June 30, 2020

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$38,567	$-	$-	$38,567	$-	$38,567
Asset management	-	3,307	-	3,307	-	3,307
New issue and advisory	-	-	-	-	-	-
Principal transactions and other income	6	215	(206)	15	-	15
Total revenues	38,573	3,522	(206)	41,889	-	41,889
Salaries/Wages	20,960	2,211	-	23,171	2,287	25,458
Other Operating Expense	6,235	1,071	102	7,408	2,659	10,067
Impairment of goodwill	7,883	-	-	7,883	-	7,883
Total operating expenses	35,078	3,282	102	38,462	4,946	43,408
Operating income (loss)	3,495	240	(308)	3,427	(4,946)	(1,519)
Interest (expense) income	(409)	-	-	(409)	(5,277)	(5,686)
Income (loss) from equity method affiliates	-	300	(1,640)	(1,340)	-	(1,340)
Income (loss) before income taxes	3,086	540	(1,948)	1,678	(10,223)	(8,545)
Income tax expense (benefit)	-	-	-	-	(29)	(29)
Net income (loss)	3,086	540	(1,948)	1,678	(10,194)	(8,516)
Less: Net income (loss) attributable to the non-controlling interest	-	-	(900)	(900)	(5,415)	(6,315)
Net income (loss) attributable to Cohen & Company Inc.	$3,086	$540	$(1,048)	$2,578	$(4,779)	$(2,201)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$9	$1	$-	$10	$154	$164

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended June 30, 2021

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$18,399	$-	$-	$18,399	$-	$18,399
Asset management	-	1,838	-	1,838	-	1,838
New issue and advisory	850	-	-	850	-	850
Principal transactions and other income	-	114	(11,135)	(11,021)	-	(11,021)
Total revenues	19,249	1,952	(11,135)	10,066	-	10,066
Salaries/Wages	9,880	1,206	(27)	11,059	3,131	14,190
Other Operating Expense	3,101	589	25	3,715	1,234	4,949
Impairment of goodwill	-	-	-	-	-	-
Total operating expenses	12,981	1,795	(2)	14,774	4,365	19,139
Operating income (loss)	6,268	157	(11,133)	(4,708)	(4,365)	(9,073)
Interest income (expense)	(66)	-	-	(66)	(1,716)	(1,782)
Income (loss) from equity method affiliates	-	50	5,440	5,490	-	5,490
Other non-operating income	-	-	-	-	2,127	2,127
Income (loss) before income taxes	6,202	207	(5,693)	716	(3,954)	(3,238)
Income tax expense (benefit)	-	-	-	-	(43)	(43)
Net income (loss)	6,202	207	(5,693)	716	(3,911)	(3,195)
Less: Net income (loss) attributable to the non-controlling interest	-	-	(9,039)	(9,039)	4,119	(4,920)
Net income (loss) attributable to Cohen & Company Inc.	$6,202	$207	$3,346	$9,755	$(8,030)	$1,725

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$1	$-	$1	$86	$87

SEGMENT INFORMATION Statement of Operations Information
Three Months Ended June 30, 2020

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$20,006	$-	$-	$20,006	$-	$20,006
Asset management	-	1,692	-	1,692	-	1,692
New issue and advisory	-	-	-	-	-	-
Principal transactions and other income	(2)	98	2,325	2,421	-	2,421
Total revenues	20,004	1,790	2,325	24,119	-	24,119
Salaries/Wages	9,050	1,094	-	10,144	1,180	11,324
Other Operating Expense	2,959	594	52	3,605	1,264	4,869
Impairment of goodwill	-	-	-	-	-	-
Total operating expenses	12,009	1,688	52	13,749	2,444	16,193
Operating income (loss)	7,995	102	2,273	10,370	(2,444)	7,926
Interest (expense) income	(333)	-	-	(333)	(2,748)	(3,081)
Income (loss) from equity method affiliates	-	101	(1,334)	(1,233)	-	(1,233)
Income (loss) before income taxes	7,662	203	939	8,804	(5,192)	3,612
Income tax expense (benefit)	-	-	-	-	343	343
Net income (loss)	7,662	203	939	8,804	(5,535)	3,269
Less: Net income (loss) attributable to the non-controlling interest	-	-	(740)	(740)	3,108	2,368
Net income (loss) attributable to Cohen & Company Inc.	$7,662	$203	$1,679	$9,544	$(8,643)	$901

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$5	$1	$-	$6	$78	$84

BALANCE SHEET DATA
As of June 30, 2021
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$6,415,334	$2,298	$82,317	$6,499,949	$35,617	$6,535,566

Included within total assets:
Investments in equity method affiliates	$-	$-	$15,335	$15,335	$-	$15,335
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
December 31, 2020
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$6,049,599	$1,540	$72,292	$6,123,431	$25,948	$6,149,379

Included within total assets:
Investments in equity method affiliates	$-	$-	$13,482	$13,482	$-	$13,482
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total Revenues:
United States	$9,258	$23,394	$110,175	$40,401
Europe & Other	808	725	2,567	1,488
Total	$10,066	$24,119	$112,742	$41,889

Long-lived assets attributable to an individual country, other than the United States, are not material.

23. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $3,161 and $4,753 for the six months ended June 30, 2021 and 2020, respectively.

The Company paid income taxes of $139 and $168 for the six months ended June 30, 2021 and 2020, respectively. The Company received income tax refunds of $96 and $12 for six months ended June 30, 2021 and 2020. respectively.

For the six months ended June 30, 2021, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net surrendered units of membership interests in the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $2,375, a net decrease of $14 in AOCI, and a  decrease of $2,361 in non-controlling interest.

●	The Company recorded a decrease of $2,103 in due from related party, a corresponding increase of $701 in other investments at fair value, and a corresponding decrease of $1,402 to non-controlling interest, all as a result an in-kind distribution of incremental LP interests, from the 2020 performance fee earned, to all the members of Vellar GP, including the Company.
●	The Company recorded a decrease of $3,958 in equity method affiliates and a $31,049 decrease in other investments, at fair value and a corresponding decrease in non-controlling interest resulting from an in-kind distribution due to the completion of the Insurance SPAC II Merger.
●	The Company recorded a decrease in other investments at fair value of $20,119 and a corresponding decrease in non-controlling interest resulting from an in-kind distribution relating to the Insurance SPAC Merger.

For the six months ended June 30, 2020, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net surrendered units of membership interests in the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $123, a net increase of $8 in AOCI, and an increase of $115 in non-controlling interest.  See note 18.

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

The following table shows the impact of changes in these collateral deposits had on our cash flows in each period presented:

	Six Months Ended June 30,
	2021	2020
Collateral deposit end of period	$32,599	$218,731
Less: Collateral deposit beginning of period	41,119	9,524
Impact to cash flow from operations	$(8,520)	$209,207

24. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the six months ended June 30, 2021 and 2020. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

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

From time to time, the Company will enter into repo agreements with TBBK as its counterparty.  As of June 30, 2021 and December 31, 2020, the Company had no repo agreements with TBBK as counterparty.  For the three and six months ended June 30, 2021, and 2020, the Company incurred no interest expense related to repos with TBBK as its counterparty.

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

E. DGC Trust

DGC Trust has been identified as a related party because Daniel G. Cohen's children are the beneficiaries of the trust and the trust was established by Daniel G. Cohen, chairman of the Company’s board of directors and chairman of the Operating LLC board of managers.  Daniel G. Cohen does not have any voting or dispositive control of securities held in the interest of the trust.

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

H. Investment Vehicle and Other

Stoa USA, Inc.

Stoa USA, Inc. is a related party because Daniel Cohen is a director.  In March 2021, the Operating LLC made a $67 investment in Stoa USA, Inc.  This amount is not included in the table below.

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

Insurance SPAC III

Insurance SPAC III is a related party as it is an equity method investment of the Company.  The Operating LLC is the manager of the Insurance SPAC III Sponsor Entities and the Company consolidates the Insurance SPAC III Sponsor Entities. As of March 31, 2020, the non-controlling interest invested $5,775 in Insurance SPAC III Sponsor Entities and owns 47.28% of the equity in Insurance SPAC III Sponsor Entities. Income earned, or loss incurred on the equity method investment in Insurance SPAC III is included in the table below.  The Operating LLC and Insurance SPAC III entered into an administrative services agreement, dated December 17, 2020, pursuant to which the Operating LLC and Insurance SPAC III agreed that, commencing on the date that Insurance SPAC III’s securities were first listed on the NASDAQ Capital Market through the earlier of Insurance SPAC III’s consummation of a business combination and its liquidation, Insurance SPAC III would pay the Operating LLC $20 per month for certain office space, utilities, and shared personnel support as may be requested by Insurance SPAC III.  Revenue earned by the Company from the administrative services agreement is included as part of principal transactions and other income in the tables below. The Company also agreed to lend Insurance SPAC III $810 for operating and acquisition related expenses as a sponsor of Insurance SPAC III;  however, no amounts have been borrowed by Insurance SPAC II from the Company as of   June 30, 2021. See note 4.

SPAC Fund

The SPAC Fund is considered a related party because it is an equity method investment of the Company.  The Company has an investment in and a management contract with the SPAC Fund.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management in the tables below.  As of June 30, 2021, the Company owned 1.71% of the equity of the SPAC Fund.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management and is shown in the tables below.  As of June 30, 2021, the Company owned 4.76% of the equity of the U.S. Insurance JV.

SPAC Series Funds

The SPAC Series Funds are considered related parties because they are equity method investments of the Company.  From time to time, the Company many also invest directly in the same sponsor entity that a SPAC Series Fund invests in.  As of   June 30, 2021, the Company owned 0.72% in SPAC Series Funds.  Income earned or loss incurred on the equity method investment in the SPAC Series Funds is included in the tables below.

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

Fintech Acquisition Corp. III ("FTAC III") was a SPAC.  The sponsor of FTAC III ("FTAC III Sponsor") is a related party because Daniel G. Cohen was the manager of the FTAC III Sponsor.  In December 2018, the Operating LLC entered into an agreement with FTAC III Sponsor whereby the Company provided certain accounting and administrative services and in exchange the Company received 23,300 founders shares of FTAC III.  The revenue earned on this arrangement is disclosed in the tables below.

Fintech Acquisition Corp. IV ("FTAC IV") is a SPAC.  The sponsor of Fintech Acquisition Corp. IV ("FTAC IV Sponsor") is a related party as it is an equity method investment of the Company.  The Company made a sponsor investment in FTAC IV Sponsor, receiving an initial allocation of 86,427 founders shares of FTAC IV stock for $1.  In addition, on September 29, 2020, the Operating LLC entered into a letter agreement with FTAC IV Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC IV Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of an additional 19,945 founders shares of FTAC IV stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned from these services is recorded in the table below.

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

FTAC Olympus Acquisition Corp ("FTAC Olympus") is a SPAC.  The sponsor of FTAC Olympus Acquisition Corp. ("FTAC Olympus Sponsor") is a related party as it is an equity method investment of the Company.  The Company made a sponsor investment in FTAC Olympus Sponsor, receiving an initial allocation of 395,970 founders shares of FTAC Olympus stock for $2.  In addition, on September 8, 2020, the Operating LLC entered into a letter agreement with FTAC Olympus Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Olympus Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of an additional 23,758 founders shares of FTAC Olympus stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned from these services is recorded in the table below.

FTAC Athena Acquisition Corp. ("FTAC Athena") is a SPAC.  The sponsor of FTAC Athena Acquisition Corp. ("FTAC Athena Sponsor") is a related party as it is an equity method investment of the Company.  On February 26, 2021, the Operating LLC entered into a letter agreement with FTAC Athena Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Olympus Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Athena  stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned from these services is recorded in the table below.

FTAC Hera Acquisition Corp. ("FTAC Hera") is a SPAC.  The sponsors of FTAC Hera Acquisition Corp. ("FTAC Hera Sponsors") is a related party as it is an equity method investment of the Company.  On March 5, 2021, the Operating LLC entered into a letter agreement with FTAC Hera Sponsors whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Hera Sponsors for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Hera stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned from these services is recorded in the table below.

FTAC Parnassus Acquisition Corp. ("FTAC Parnassus") is a SPAC.  The sponsors of FTAC Parnassus Acquisition Corp. ("FTAC Parnassus Sponsors") is a related party as it is an equity method investment of the Company.  On March 15, 2021, the Operating LLC entered into a letter agreement with FTAC Parnassus Sponsors whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Parnassus Sponsors for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Parnassus stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned from these services is recorded in the table below.

The following tables display the routine transactions recognized in the consolidated statements of operations from the identified related parties that are described above.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Asset management
SPAC Fund	$292	$97	$507	$50
SPAC Series Funds	-	-	319	-
U.S. Insurance JV	104	91	195	181
	$396	$188	$1,021	$231
Principal transactions and other income
Insurance SPAC	$-	$30	$-	$60
Insurance SPAC II	-	-	40	-
Insurance SPAC III	60	-	120	-
FTAC III Sponsor	-	3	-	5
FTAC IV Sponsor	30	-	35	-
FTAC V Sponsor	5	-	10	-
FTAC Olympus Sponsor	28	-	33	-
FTAC Athena Acquisition Corp	5		5
FTAC Hera Acquisition Corp.	2		2
FTAC Parnassus Acquisition Corp.	2		2
SPAC Fund	(10)	87	468	28
U.S. Insurance JV	97	137	259	(30)
	$219	$257	$974	$63
Income (loss) from equity method affiliates
AOI	$64	$89	$(34)	$58
CK Capital	(15)	12	(49)	242
Insurance SPAC	-	(1,334)	-	(1,640)
Insurance SPAC II	-	-	(107)	-
Insurance SPAC III	(236)	-	(690)	-
SPAC Sponsor Entities	5,437	-	5,414	-
SPAC Series Funds	240	-	121	-
	$5,490	$(1,233)	$4,655	$(1,340)

Operating expense (income)
Duane Morris	$140	$331	$538	$650
FinTech Masala, LLC	(11)	(11)	(20)	(22)
	$129	$320	$518	$628
Interest expense (income)
CBF	$-	$349	$197	$877
DGC Trust	381	482	756	1,015
EBC	72	72	143	144
Edward E. Cohen IRA	-	-	-	48
JKD Investor	544	1,028	1,136	1,512
	$997	$1,931	$2,232	$3,596

The following related party transactions are non-routine and are not included in the tables above.

K.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $72 and $167 for the  three and six months ended June 30, 2021 respectively.  Contributions made on behalf of the Company were $84 and $182 for the three and six months ended June 30, 2020 respectively.

The Company leases office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio, Jr., the vice chairman of the Company’s board of directors.  The lease agreement expired in June 2020 and was subsequently amended to extend for a period of one year through June 2021.  The Company recorded $24 of rent expense related to this office space for the three months ended June 30, 2021 and 2020, respectively and $48 of rent expense for the six months ended   June 30, 2021 and June 30, 2020, respectively.

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

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	June 30, 2021	December 31, 2020
CK Capital	$-	$147
U.S. Insurance JV	88	78
SPAC Fund	291	2,255
Employee & other	250	332
Due from related parties	$629	$2,812

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

●

Asset Management:  Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of June 30, 2021, we had approximately $2.14 billion in assets under management (“AUM”) of which 60.3% was in CDOs. A substantial portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

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

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of June 30, 2021,  60.3% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the overall market supply and demand of these investments as well as the individual performance of each investment. Our principal investments are included within other investments, at fair value, other investments sold, not yet purchased, and investments in equity method affiliates in our consolidated balance sheets.  More recently, a significant component of our principal investment revenue has come from SPAC related equity investments, primarily in entities that have been the result of sponsored SPAC business combinations or related party sponsored SPAC business combinations.  Access to these investments is reliant on a robust SPAC market.  Performance of the resulting principal investments can be materially impacted by overall performance of the equity markets.  See note 7 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

U.S.  Housing Market

In recent years, our mortgage group has grown in significance to our Capital Markets segment and our company overall.  The mortgage group primarily earns revenue by providing hedging execution, securities financing, and trade execution services to mortgage originators and other investors in mortgage-backed securities.  Therefore, this group’s revenue is highly dependent on the volume of mortgage originations in the U.S.  Origination activity is highly sensitive to interest rates, the U.S. job market, housing starts, sale activity of existing housing stock, as well as the general health of the U.S. economy.  In addition, any new regulation that impacts U.S. government agency mortgage-backed security issuance activity, residential mortgage underwriting standards, or otherwise impacts mortgage originators will impact our business.  We have no control over these external factors and there is no effective way for us to hedge against these risks.  Our mortgage group’s volumes and profitability will be highly impacted by these external factors.

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

●

JVB’s mortgage group’s operations are centered on serving the financial needs of mortgage originators and institutions that invest in mortgage-backed securities.  Prolonged high unemployment could eventually impact mortgage originations and demand for and supply of mortgage-backed securities, which may have a significant unfavorable impact on the revenue earned by JVB’s mortgage group.

In 2021, medical professionals developed COVID-19 vaccines and governments began to distribute them globally, which is expected to reduce virus spread and further aid economic recovery.  Despite broad improvements in the global fight against the COVID-19 virus, we will likely be impacted by the pandemic in other ways which we cannot reliably determine.  We will continue to monitor market conditions and respond accordingly.  In April 2020, we applied for and received a $2,166 loan under the Paycheck Protection Program ("PPP") of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.  On June 21, 2021, we received notification that the U.S. Small Business Administration, as administrator of the PPP, had approved the our PPP Loan forgiveness application for $2,127 and all accrued interest on the PPP loan, leaving us with a remaining PPP loan balance of $39. The PPP loan forgiveness was recorded to other non-operating income on the consolidated statements of operations and comprehensive income.  We repaid the remaining balance plus accrued interest on June 25, 2021, at which point the PPP Loan balance was reduced to zero. .  See "Recent Events" below for additional information regarding this loan.

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

Paycheck Protection Program

In April 2020, we applied for and received a $2,166 loan under the PPP. We have carefully considered the eligibility requirements for PPP loans as well as supplemental guidance regarding the PPP beyond the applicable statute issued from time to time by government agencies and certain government officials. We were eligible to receive a PPP loan because we have fewer than 100 employees. Further, although we are a publicly traded company and are listed on the NYSE American stock exchange, our market capitalization is small relative to many other publicly traded companies, and we believed that we did not have access to the public capital markets at the time we applied for and received a loan under the PPP. In part due to the PPP loan, we do not anticipate any significant workforce reduction or reductions in compensation levels in the near future. On September 23, 2020, we applied for forgiveness of the PPP loan.  On June 21, 2021, we received notification that the U.S. Small Business Administration, as administrator of the PPP, had approved our PPP loan forgiveness application for $2,127 and all accrued interest on the PPP loan, leaving us with a remaining PPP loan balance of $39. We repaid the remaining balance plus accrued interest on June 25, 2021, at which point the PPP Loan balance was reduced to zero.  See note 17 to our financial statements included in this Quarterly Report on Form 10-Q.

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

During 2021, the Insurance SPAC Sponsor Entities distributed all the unrestricted and restricted shares held to its members including us.  The portion of such SFT shares that was distributed to members other than us was treated as an in-kind non-controlling interest distribution.  Subsequent to that distribution, we continue to record any change in the fair value of the SFT shares held by us as a component of principal transactions and other income.  However, no offsetting entry to non-controlling interest is necessary subsequent to the non-controlling interest distribution.

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

The following table details the impact of all the entries associated with the Insurance SPAC during the three and six months ended June 30, 2021.  This table excludes any tax impact.

	For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
	Insurance SPAC Sponsor Entities	Operating LLC	Total	Insurance SPAC Sponsor Entities	Operating LLC	Total
Principal transactions and other income	$-	$461	$461	$7,380	$(3,257)	$4,123
Equity-based compensation	-	-	-	-	-	-
Other operating	-	-	-	(8)	-	(8)
Income / (loss) from equity method affiliates	-	-	-	-	-	-
Net income / (loss)	-	461	461	7,372	(3,257)	4,115
Less: Net loss / (income) attributable to the non-controlling interest - Operating LLC	-	-	-	(3,560)		(3,560)
Net income / (loss) - Operating LLC	-	461	461	3,812	(3,257)	555
Less: Net income / (loss) attributable to the convertible non-controlling interest	-	(337)	(337)	(2,783)	2,378	(405)
Net income / (loss) attributable to Cohen & Company Inc.	$-	$124	$124	$1,029	$(879)	$150

As of March 31, 2021, the Operating LLC's total investment in SFT is $16,039, which is included as a component of other investments, at fair value.  These values are broken out as follows:

Operating
Description	LLC
Shares freely tradeable	$2,277
Shares that will become freely tradeable at such time SFT's stock price is greater than $12.00 per share for any period of 20 trading days out of 30 consecutive trading days	3,450
Shares that will become freely tradeable at such time SFT's stock price is greater than $13.50 per share for any period of 20 trading days out of 30 consecutive trading days	3,442
Shares that will become freely tradeable at such time SFT's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days	3,437
Shares that will become freely tradeable at such time SFT's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days	3,433
Total	$16,039

SFTs closing share price on June 30, 2021 was $8.58 per share.  See note 4 to our financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Upon closing of the Insurance SPAC II Merger, the Insurance SPAC II Sponsor Entities received a total of 6,669,667 founder shares and 452,500 placement units.  On April 16, 2021, of the founder shares, 3,414,875 shares of MILE Class A Common Stock were distributed to the non-controlling interest holders of the Insurance SPAC II Sponsor Entities and 3,254,792 shares of MILE Class A Common Stock were distributed to the Operating LLC. All of the placement units were distributed to the non-controlling interest holders of the Insurance SPAC II Sponsor Entities.

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

The following table details the impact of all the entries associated with the Insurance SPAC II during the three and six months ended June 30, 2021.  This table excludes any tax impact.

	For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
	Insurance SPAC II Sponsor Entities	Operating LLC	Total	Insurance SPAC II Sponsor Entities	Operating LLC	Total
Principal transactions and other income	$(16,473)	$3,661	$(12,812)	$56,720	$3,661	$60,381
Equity-based compensation	-	-	-	(13,068)	-	(13,068)
Other operating	-	-	-	-	-	-
Income / (loss) from equity method affiliates	-	-	-	(107)	-	(107)
Net income / (loss)	(16,473)	3,661	(12,812)	43,545	3,661	47,206
Less: Net loss / (income) attributable to the non-controlling interest - Operating LLC	9,001	-	9,001	(17,644)	-	(17,644)
Net income / (loss) - Operating LLC	(7,472)	3,661	(3,811)	25,901	3,661	29,562
Less: Net income / (loss) attributable to the convertible non-controlling interest	5,455	(2,673)	2,782	(18,908)	(2,673)	(21,581)
Net income / (loss) attributable to Cohen & Company Inc.	$(2,017)	$988	$(1,029)	$6,993	$988	$7,981

The Operating LLC's total investment in MetroMile of $22,227 is included as a component of other investments, at fair value in our consolidated balance sheet.  These values are broken out as follows:

Fair
Description	Value
Shares freely tradeable	$-
Shares that will become freely tradeable at such time MetroMile's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days	11,151
Shares that will become freely tradeable at such time MetroMile's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days	11,076
Total	$22,227

MetroMile's closing share price on June 30, 2021 was $9.15 per share.  See note 4 to our financial statements included in this Quarterly Report on Form 10-Q.

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

A total of $250,000 of the net proceeds from the private placement and the IPO (including approximately $10,600 of the deferred underwriting commission from the IPO) were placed in a trust account. Except for the withdrawal of interest to pay taxes (or dissolution expenses if a business combination is not consummated), none of the funds held in the trust account will be released until the earlier of (i) the completion of Insurance SPAC III’s initial business combination, (ii) in connection with a stockholder vote to amend Insurance SPAC III’s amended and restated certificate of incorporation (A) to modify the substance or timing of Insurance SPAC III’s obligation to redeem 100% of its public shares if it does not complete an initial business combination within 24 months from the completion of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, or (iii) the redemption of all of Insurance SPAC III’s public shares issued in the IPO if the Insurance SPAC III is unable to consummate an initial business combination within 24 months from the completion of the IPO. If Insurance SPAC III does not complete a business combination within the first 24 months following the IPO, the placement units will expire worthless.

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

As of June 30 2021, we had a total equity method investment in Insurance SPAC III of $5,052, which was included as a component of investment in equity method affiliates in our consolidated balance sheet.  Partially offsetting this amount was non-controlling interest of $5,066, which was included as a component of non-controlling interest in our consolidated balance sheet.  Therefore, the net carrying value of our investment in Insurance SPAC III was $($14) as of June 30, 2021.  See note 4 to our financial statements included in this Quarterly Report on Form 10-Q.

In April 2021, the SEC issued guidance regarding how SPACs account for the warrants they issue.  As a result of this guidance, Insurance SPAC III restated their previously issued financial statements.

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2021 and 2020.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,		Favorable / (Unfavorable)
	2021	2020	$ Change	% Change
Revenues
Net trading	$37,582	$38,567	$(985)	(3%)
Asset management	3,931	3,307	624	19%
New issue and advisory	2,689	-	2,689	NM
Principal transactions and other income	68,540	15	68,525	456,833%
Total revenues	112,742	41,889	70,853	169%

Operating expenses
Compensation and benefits	40,837	25,458	(15,379)	(60%)
Business development, occupancy, equipment	1,506	1,396	(110)	(8%)
Subscriptions, clearing, and execution	5,164	5,128	(36)	(1%)
Professional fee and other operating	3,695	3,379	(316)	(9%)
Depreciation and amortization	168	164	(4)	(2%)
Impairment of goodwill	-	7,883	7,883	100%
Total operating expenses	51,370	43,408	(7,962)	(18%)

Operating income / (loss)	61,372	(1,519)	62,891	4,140%

Non-operating income / (expense)

Interest expense, net	(3,796)	(5,686)	1,890	33%
Income / (loss) from equity method affiliates	4,655	(1,340)	5,995	447%
Other non operating income / (loss)	2,127	-	2,127	NM
Income / (loss) before income taxes	64,358	(8,545)	72,903	853%
Income tax expense / (benefit)	825	(29)	(854)	(2,945%)
Net income / (loss)	63,533	(8,516)	72,049	846%
Less: Net income (loss) attributable to the non-controlling interest	52,453	(6,315)	(58,768)	(931%)
Net income / (loss) attributable to Cohen & Company Inc.	$11,080	$(2,201)	13,281	603%

Revenues

Revenues increased by $70,853 or 169% to $112,742 for the six months ended June 30, 2021  from $41,889  for the six months ended June 30, 2020 .  As discussed in more detail below, the change was comprised of (i)  a decrease of $985 in net trading revenue; (ii) an increase of $624 in asset management revenue; (iii) an increase in new issue and advisory of $2,689 ; and (iv) an increase of $68,525 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $985 or 3%, to $37,582 for the six months ended June 30, 2021 from $38,567 for the six months ended June 30, 2020.  The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	Six Months Ended June 30,
	2021	2020	Change
Mortgage	$4,378	$5,060	$(682)
Matched book repo	23,500	14,795	8,705
High yield corporate	6,083	2,093	3,990
Investment grade corporate	201	11,170	(10,969)
Wholesale and other	3,420	5,449	(2,029)
Total	$37,582	$38,567	$(985)

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

	As of June 30,		As of December 31,
	2021	2020	2020	2019
Company sponsored CDOs	$1,294,499	$2,057,940	$2,057,178	$2,197,208
Other Investment Vehicles (1)	851,293	573,467	712,028	559,382
Assets under management (2)	$2,145,792	$2,631,407	$2,769,206	$2,756,590

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

Asset management fees increased by $624, or 19%, to $3,931 for the six months ended June 30, 2021 from $3,307 for the six months ended June 30, 2020, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Six Months Ended June 30,
	2021	2020	Change
CDOs	$1,433	$1,791	$(358)
Other	2,498	1,516	982
Total	$3,931	$3,307	$624

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

Asset management fees from CDOs declined mainly due to a decline in AUM due to CDO auctions, our removal as manger of one CDO, and principal paydowns of collateral.  Asset management fees from other increased mainly due to increased AUM in our European separate accounts and the SPAC Fund and incentive fees related to the management of the SPAC Series Funds.

Principal Transactions and Other Income

Principal transactions and other income increased by $68,525  to $68,540 for the six months ended June 30, 2021, as compared to $15 for the six months ended June 30, 2020.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Six Months Ended June 30,
	2021	2020	Change
SFT	$4,123	$-	$4,123
MetroMile	60,381	-	60,381
Other SPAC equity	2,880	-	2,880
CLO investments	-	(535)	535
IMXI	(190)	295	(485)
U.S. Insurance JV	259	(30)	289
SPAC Fund	468	28	440
Other principal investments	124	(52)	176
Total principal transactions	68,045	(294)	68,339

IIFC revenue share	274	215	59
All other income / (loss)	221	94	127
Other income	495	309	186

Total principal transactions and other income	$68,540	$15	$68,525

Principal Transactions

For all investments discussed below, see note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

SFT is a publicly traded company.  The shares of SFT we hold are comprised of both unrestricted and restricted shares and are carried at fair value.  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of sale restrictions on these shares.  As of the beginning of 2021, we held most of our SFT shares in the Insurance SPAC Sponsor Entities, which were not wholly owned subsidiaries of the Operating LLC.  During the six months ended June 30, 2021, the Insurance SPAC Sponsor Entities distributed all shares of SFT it previously held to its members (which included the operating LLC).  As of June 30, 2021, all SFT shares held by us were held by the Operating LLC.  See non-controlling interest discussion below.

MetroMile is a publicly traded company.  The shares of MILE we hold are comprised of restricted shares and are carried at fair value.  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of sale restrictions on these shares.  As of the beginning of 2021, we held most of our MILE shares in the Insurance SPAC II Sponsor Entities, which were not wholly owned subsidiaries of the Operating LLC.  During the six months ended June 30, 2021, the Insurance SPAC Sponsor II Entities distributed all shares of MILE it previously held to its members (which included the operating LLC).  As of June 30, 2021, all MILE shares held by us were held by the Operating LLC.  See compensation and non-controlling interest discussions below.

Other SPAC equity represents equity investments in publicly traded SPACs carried at fair value.

The CLO investments represent investments in the most junior tranche of certain CLOs.  These investments were carried at fair value.  These investments were fully liquidated in 2020.

IMXI represents restricted equity positions of International Money Express, Inc. (NASDAQ: IMXI), a publicly traded company that resulted from the merger of Intermex Holdings, LLC and FinTech Acquisition Corp. II.  This investment is carried at fair value.

The US Insurance JV invests in insurance company debt.  We carry our investment in the fund at its reported NAV.

The SPAC Fund invests in the equity of SPACs.  We carry our investment in the fund at its reported NAV.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $3,452.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $7,962, or 18% to $51,370 for the six months ended June 30, 2021 from $43,408 for the six months ended June 30, 2020. As discussed in more detail below, the change was comprised of (i) an increase of $15,379 in compensation and benefits; (ii) an increase of $110 in business development, occupancy, and equipment; (iii) an increase of $36 in subscriptions, clearing, and execution; (iv) an increase of $316 in professional fee and other operating; (v) an increase of  $4 in depreciation and amortization; and (vi) a decrease of $7,883 due to an impairment charge recognized in the six months ended June 30, 2020.

Compensation and Benefits

Compensation and benefits increase by $15,379 or 60% to $40,837  for the six months ended June 30, 2021 from $25,458 for the six months ended June 30, 2020.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Six Months Ended June 30,
	2021	2020	Change
Cash compensation and benefits	$26,669	$25,140	$1,529
Equity-based compensation	14,168	318	13,850
Total	$40,837	$25,458	$15,379

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $1,529 to $26,669 for the six months ended June 30, 2021 from $25,140 for the six months ended June 30, 2020.  The increase was due to an increase in incentive compensation that is tied to revenue and operating profitability.  Our total headcount increased from 94 at June 30, 2020 to 109 at June 30, 2021.

Equity-based compensation increased by $13,850 to $14,168 for the six months ended June 30, 2021, as compared to $318 for the six months ended June 30, 2020.  Of the $14,168 of equity compensation recognized in 2021, $13,068 was due to equity-based compensation related to the issuance of membership units of the Insurance SPAC II Sponsor Entities to employees of the Company.  This expense was recognized upon the completion of the merger between Insurance SPAC II and MetroMile on February 9, 2021.  No further equity-based compensation expense will be recognized related to membership units of the Insurance SPAC Sponsor II Entities in the future.  Following the business combination, going forward, the membership units of the Insurance SPAC II Sponsor Entities held by employees will be treated as part of the non-controlling interest until the non-controlling interest was distributed on April 16, 2021.  See note 4 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

The remaining $1,100 of equity-based compensation recognized during the six months ended June 30, 2021 relates to restricted grants of the Company's Common Stock and Operating LLC units.  This amount was an increase of $782 as compared to $318 from the prior year.  This increase was due to a higher grant date fair value and a higher volume of issuances during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $110, or 8%, to $1,506 for the six months ended June 30, 2021 from $1,396 for the six months ended June 30, 2020.  This increase was comprised of an increase of $111 in business development and a decrease in occupancy and equipment of $1.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $36 or 1%, to $5,164 for the six months ended June 30, 2021 from $5,128 for the six months ended June 30, 2020.  The increase was comprised of an increase in clearing and execution costs of $296 partially offset by a decrease in subscriptions of $260.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $316, or 9%, to $3,695 for the six months ended June 30, 2021 from $3,379 for the six months ended June 30, 2020. The increase was comprised of an increase in other operating expense of $451; partially offset by a decrease in professional fees of $135.

Depreciation and Amortization

Depreciation and amortization increased by $4 or 2%, to $168 for the six months ended June 30, 2021 from $164 for the six months ended June 30, 2020.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $1,890, to $3,796 for the six months ended June 30, 2021 from $5,686 for the six months ended June 30, 2020.

INTEREST EXPENSE
(Dollars in Thousands)

	Six Months Ended June 30,
	2021	2020	Change
Junior subordinated notes	$1,299	$1,572	$(273)
2020 Senior Notes	268	223	45
2013 Convertible Notes / 2019 Senior Notes	143	191	(48)
2017 Convertible Note	756	745	11
2018 FT LOC/2019 FT Revolver/Byline Credit Facility	131	514	(383)
Redeemable Financial Instrument - DGC Trust / CBF	197	1,147	(950)
Redeemable Financial Instrument - JKD Capital Partners I LTD	1,002	1,400	(398)
Redeemable Financial Instrument - ViaNova Capital Group, LLC	-	(106)	106
	$3,796	$5,686	$(1,890)

See notes 16 and 17 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates increased by $5,995 to $4,655 for the six months ended June 30, 2021 from ($1,340) for the six months ended June 30, 2020.  See note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
	2021	2020	Change
Insurance SPAC I	$-	$(1,640)	$1,640
Insurance SPAC II	(106)	-	(106)
Insurance SPAC III	(690)	-	(690)
Other SPAC Sponsor Entities	5,534	-	5,534
Other Equity Method Affiliates	(83)	300	(383)
Total	$4,655	$(1,340)	$5,995

Two of the Other SPAC Sponsor Entities in which we are invested in successfully completed their SPAC mergers during the period. As a result of the mergers, the SPAC shares held by those sponsor entities have generated income for the sponsor entities.  We recognize our share of the sponsor entities income in the same period as equity method income.  We expect that in the near future, these sponsor entities will distribute to us our allocable share of the SPAC shares they hold which will include both restricted and unrestricted shares.  Upon receipt we will reclassify these investments from equity method investments to other investments, at fair value.  Subsequently, any change in the fair value of the shares will be recorded as a component of principal transactions and other income.  The unrestricted shares we receive will be valued at the publicly traded price.  The restricted shares we receive will be recorded at a discount to the publicly traded price based on a model that utilizes a monte carol simulation.  See note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Other Non Operating (Income) / Loss

We recorded other non-operating income of $2,127 for the six months ended June 30, 2021 as the result of the forgiveness of our PPP loan.  See note 17 to our consolidated financial statements included in item 1 of this quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $854 to income tax expense / (benefit) of $825 for the six months ended June 30, 2021 from ($29)for the six months ended June 30, 2020.  The increase in expense is primarily due to foreign and local current taxes incurred as well as a reduction in our deferred tax asset related to our net operating loss carryforwards.  This reduction is a result of us expecting to utilize a portion of the loss carryforward in 2021.

It is important to note that when evaluating our income tax expense or benefit (especially compared to other companies' expense or benefit) that substantially all of our operations occur in the Operating LLC.  There are some local taxes and foreign taxes to which the Operating LLC or its subsidiaries are subject to, the Operating LLC is generally treated as a pass-through entity and is not subject to U.S. federal or state income tax.  Therefore, the members of the Operating LLC receive allocations of its income and are subject to U.S. federal and state taxes.  For the current period, Cohen and Company, Inc. owned 27% of the economic interests of the Operating LLC (on average) and is allocated the same percentage of income generated by the Operating LLC.  To the extent Cohen and Company, Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  However, the remaining 73% that is allocated to the non-controlling members of the Operating LLC is subject to taxation on their tax returns.  That tax obligation is not included in these consolidated financial statements.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the six months ended June 30, 2021 and 2020 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned by the Operating LLC.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Six Months Ended June 30, 2021

	Wholly Owned	Other Consolidated	Total Operating LLC	Cohen &
	Subsidiaries	Subsidiaries	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$13,972	$50,386	$64,358	$-	$64,358
Income tax expense / (benefit)	247	-	247	578	825
Net income / (loss) after tax	13,725	50,386	64,111	(578)	63,533
Other consolidated subsidiary non-controlling interest	-	20,930	20,930
Net income / (loss) attributable to the Operating LLC	13,725	29,456	43,181
Average effective Operating LLC non-controlling interest % (1)			73.00%
Operating LLC non-controlling interest			$31,523

Summary:
Other consolidated subsidiary non-controlling interest			$20,930
Operating LLC non-controlling interest			31,523
Consolidated non-controlling interest			$52,453

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Six Months Ended June 30, 2020

	Wholly Owned	Other Consolidated	Total Operating LLC	Cohen &
	Subsidiaries	Subsidiaries	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(6,903)	$(1,642)	$(8,545)	$-	$(8,545)
Income tax expense / (benefit)	(17)	-	(17)	(12)	(29)
Net income / (loss) after tax	(6,886)	(1,642)	(8,528)	12	(8,516)
Other consolidated subsidiary non-controlling interest	-	(899)	(899)
Net income / (loss) attributable to the Operating LLC	(6,886)	(743)	(7,629)
Average effective Operating LLC non-controlling interest % (1)			70.99%
Operating LLC non-controlling interest			$(5,416)

Summary:
Other consolidated subsidiary non-controlling interest			$(899)
Operating LLC non-controlling interest			(5,416)
Consolidated non-controlling interest			$(6,315)

(1)

Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2021 and 2020.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Favorable / (Unfavorable)
	2021	2020	$ Change	% Change
Revenues
Net trading	$18,399	$20,006	$(1,607)	(8%)
Asset management	1,838	1,692	146	9%
New issue and advisory	850	-	850	NM
Principal transactions and other income	(11,021)	2,421	(13,442)	(555%)
Total revenues	10,066	24,119	(14,053)	(58%)

Operating expenses
Compensation and benefits	14,190	11,324	(2,866)	(25%)
Business development, occupancy, equipment	787	640	(147)	(23%)
Subscriptions, clearing, and execution	2,374	2,548	174	7%
Professional fee and other operating	1,701	1,597	(104)	(7%)
Depreciation and amortization	87	84	(3)	(4%)
Total operating expenses	19,139	16,193	(2,946)	(18%)

Operating income / (loss)	(9,073)	7,926	(16,999)	(214%)

Non-operating income / (expense)

Interest expense, net	(1,782)	(3,081)	1,299	42%
Income / (loss) from equity method affiliates	5,490	(1,233)	6,723	545%
Other non operating income / (loss)	2,127	-	2,127	NM
Income / (loss) before income taxes	(3,238)	3,612	(6,850)	(190%)
Income tax expense / (benefit)	(43)	343	386	113%
Net income / (loss)	(3,195)	3,269	(6,464)	(198%)
Less: Net income (loss) attributable to the non-controlling interest	(4,920)	2,368	7,288	308%
Net income / (loss) attributable to Cohen & Company Inc.	$1,725	$901	824	91%

Revenues

Revenues decreased by $14,053 or 58% to $10,066 for the three months ended June 30, 2021 from $24,119 for the three months ended June 30, 2020. As discussed in more detail below, the change was comprised of (i) a decrease of $1,607 in net trading revenue; (ii) an increase of $146 in asset management revenue; (iii) an increase in new issue and advisory of $850 ; and (iv) a decrease of $13,442 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $1,607 or 8%, to $18,399 for the three months ended June 30, 2021 from $20,006 for the three months ended June 30, 2020.  The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	Three Months Ended June 30,
	2021	2020	Change
Mortgage	$1,829	$2,025	$(196)
Matched book repo	12,218	7,927	4,291
High yield corporate	2,753	4,192	(1,439)
Investment grade corporate	193	1,212	(1,019)
Wholesale and other	1,406	4,650	(3,244)
Total	$18,399	$20,006	$(1,607)

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

	As of June 30,		As of December 31,
	2021	2020	2020	2019
Company sponsored CDOs	$1,294,499	$2,057,940	$2,057,178	$2,197,208
Other Investment Vehicles (1)	851,293	573,467	712,028	559,382
Assets under management (2)	$2,145,792	$2,631,407	$2,769,206	$2,756,590

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

Asset management fees increased by $146, or 9%, to $1,838 for the three months ended June 30, 2021 from $1,692 for the three months ended June 30, 2020, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Three Months Ended June 30,
	2021	2020	Change
CDOs	$643	$822	$(179)
Other	1,195	870	325
Total	$1,838	$1,692	$146

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

Asset management fees from CDOs declined mainly due to a decline in AUM due to CDO auctions, our removal as manager of one CDO, and principal paydowns of collateral.  Asset management fees from other increased mainly due to increased AUM in our European separate accounts.

Principal Transactions and Other Income

Principal transactions and other income decreased by $13,442, or 555%, to ($11,021) for the three months ended June 30, 2021, as compared to $2,421 for the three months ended June 30, 2020.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Three Months Ended June 30,
	2021	2020	Change
SFT	$461	$-	$461
MetroMile	(12,812)	-	(12,812)
Other SPAC equity	1,014	-	1,014
CLO investments	-	(10)	10
IMXI	(67)	2,046	(2,113)
US Insurance JV	97	137	(40)
SPAC Fund	(11)	87	(98)
Other principal investments	64	44	20
Total principal transactions	(11,254)	2,304	(13,558)

IIFC revenue share	114	99	15
All other income / (loss)	119	18	101
Other income	233	117	116

Total principal transactions and other income	$(11,021)	$2,421	$(13,442)

Principal Transactions

For all investments discussed below, see note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

SFTis a publicly traded company.  The shares of SFT we hold are comprised of both unrestricted and restricted shares and are carried at fair value.  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of sale restrictions on these shares.  As of the beginning of 2021, we held most of our SFT shares in the Insurance SPAC Sponsor Entities, which were not wholly owned subsidiaries of the Operating LLC.  During the six months ended June 30, 2021, the Insurance SPAC Sponsor Entities distributed all shares of SFT it previously held to its members (which included the operating LLC).  As of June 30, 2021, all SFT shares held by us were held by the Operating LLC.  See non-controlling interest discussion below.

MetroMile is a publicly traded company.  The shares of MILE we hold are comprised of both unrestricted and restricted shares and are carried at fair value.  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of sale restrictions on these shares.  As of the beginning of 2021, we held most of our MILE shares in the Insurance SPAC II Sponsor Entities, which were not wholly owned subsidiaries of the Operating LLC.  During the six months ended June 30, 2021, the Insurance SPAC Sponsor II Entities distributed all shares of MILE it previously held to its members (which included the operating LLC).  As of June 30, 2021, all MILE shares held by us were held by the Operating LLC.  See compensation and non-controlling interest discussions below.

Other SPAC equity represents equity investments in publicly traded SPACs carried at fair value.

The CLO investments represent investments in the most junior tranche of certain CLOs.  These investments were carried at fair value.  These investments were fully liquidated in 2020.

IMXI represents restricted equity positions of International Money Express, Inc. (NASDAQ: IMXI), a publicly traded company that resulted from the merger of Intermex Holdings, LLC and FinTech Acquisition Corp. II.  This investment is carried at fair value.

The US Insurance JV invests in insurance company debt.  We carry our investment in the fund at its reported NAV.

The SPAC Fund invests in the equity of SPACs.  We carry our investment in the fund at its reported NAV.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $3,452.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $2,946, or 18%, to $19,139 for the three months ended June 30, 2021 from $16,193 for the three months ended June 30, 2020. As discussed in more detail below, the change was comprised of (i) an increase of $2,866 in compensation and benefits; (ii) an increase of $147 in business development, occupancy, and equipment; (iii) a decrease of $174 in subscriptions, clearing, and execution; (iv) an increase of $104 of professional fee and other operating; and (v) an increase of $3 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $2,866, or 25%, to $14,190 for the three months ended June 30, 2021 from $11,324 for the three months ended June 30, 2020.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Three Months Ended June 30,
	2021	2020	Change
Cash compensation and benefits	$13,663	$11,164	$2,499
Equity-based compensation	527	160	367
Total	$14,190	$11,324	$2,866

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $2,499 to $13,663 for the three months ended June 30, 2021 from $11,164 for the three months ended June 30, 2020.  The increase was due to an increase in incentive compensation that is tied to revenue and operating profitability.  Our total headcount increased from 94 at June 30, 2020 to 109 at June 30, 2021.

Equity-based compensation increased by $367 to $527 for the three months ended June 30, 2021, as compared to $160 for the three months ended June 30, 2020.  This increase was due to a higher grant date fair value and a higher volume of issuances during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $147, or 23%, to $787 for the three months ended June 30, 2021 from $640 for the three months ended June 30, 2020.  This increase was comprised of an increase in business development of $140 and an increase in occupancy and equipment of $7.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $174, or 7%, to $2,374 for the three months ended June 30, 2021 from $2,548 for the three months ended June 30, 2020.  The decrease was comprised of a decrease in clearing and execution costs of $105 and a decrease in subscriptions of $69.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $104, or 7%, to $1,701 for the three months ended June 30, 2021 from $1,597 for the three months ended June 30, 2020. The increase was comprised of an increase in other operating expense of $228; partially offset by a decrease in professional fees of $124.

Depreciation and Amortization

Depreciation and amortization increased by $3, or 4%, to $87 for the three months ended June 30, 2021 from $84 for the three months ended June 30, 2020.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $1,299, to $1,782 for the three months ended June 30, 2021 from $3,081 for the three months ended June 30, 2020.

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended June 30,
	2021	2020	Change
Junior subordinated notes	$652	$751	$(99)
2020 Senior Notes	135	134	1
2013 Convertible Notes / 2019 Senior Notes	72	72	-
2017 Convertible Note	381	374	7
2018 FT LOC/2019 FT Revolver/Byline Credit Facility	66	362	(296)
Redeemable Financial Instrument - DGC Trust / CBF	-	457	(457)
Redeemable Financial Instrument - JKD Capital Partners I LTD	476	960	(484)
Redeemable Financial Instrument - ViaNova Capital Group, LLC	-	(29)	29
	$1,782	$3,081	$(1,299)

See notes 16 and 17 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates increased by $6,723 to $5,490 for the three months ended June 30, 2021 from ($1,233) for the three months ended June 30, 2020.  See note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
	2021	2020	Change
Insurance SPAC I	$-	$(1,334)	$1,334
Insurance SPAC III	(236)	-	(236)
Other SPAC Sponsor Entities	5,676	-	5,676
Other Equity Method Affiliates	50	101	(51)
Total	$5,490	$(1,233)	$6,723

Two of the Other SPAC Sponsor Entities in which we are invested in successfully completed their SPAC mergers during the period. As a result of the mergers, the SPAC shares held by those sponsor entities have generated income.  We recognize our share of the sponsor entities income in the same period as equity method income.  We expect that in the near future, these sponsor entities will distribute to us our allocable share of the SPAC shares they hold which will include both restricted and unrestricted shares.  Upon receipt of our allocable share of the SPAC shares, we will reclassify these investments from equity method investments to other investments, at fair value.  Subsequently, any change in the fair value of the shares will be recorded as a component of principal transactions and other income.  The unrestricted shares we receive will be valued at the publicly traded price.  The restricted shares we receive will be recorded at a discount to the publicly traded price based on a model that utilizes a monte carol simulation.  See note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Other Non Operating (Income) / Loss

We recorded other non-operating income of $2,127 for the three months ended June 30, 2021 as the result of the forgiveness of our PPP loan.  See note 17 to our consolidated financial statements included in item 1 of this quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) decreased by $386 to income tax expense / (benefit) of ($43) for the three months ended June 30, 2021 from $343 for the three months ended June 30, 2020.  The decrease in expense is primarily due to a decrease in foreign and local current taxes incurred

It is important to note when evaluating our income tax expense or benefit (especially compared to other companies' expense or benefit) that substantially all of our operations occur in the Operating LLC.  There are some local taxes and foreign taxes to which the Operating LLC or its subsidiaries are subject to, but the Operating LLC is generally treated as a pass-through entity and is not subject to U.S. federal or state income tax.  Therefore, the members of the Operating LLC receive allocations of its income and are subject to U.S. federal and state taxes.  For the current period, Cohen and Company, Inc. owned 27% of the economic interests of the Operating LLC (on average for the year to date period) and is allocated the same percentage of income generated by the Operating LLC.  To the extent Cohen and Company, Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  However, the remaining 73% that is allocated to the non-controlling members of the Operating LLC is subject to taxation on their tax returns.  That tax obligation is not included in these consolidated financial statements.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended June 30, 2021 and 2020 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned by the Operating LLC.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended June 30, 2021

	Wholly Owned	Other Consolidated	Total Operating LLC	Cohen &
	Subsidiaries	Subsidiaries	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$13,305	$(16,543)	$(3,238)	$-	$(3,238)
Income tax expense / (benefit)	10	-	10	(53)	(43)
Net income / (loss) after tax	13,295	(16,543)	(3,248)	53	(3,195)
Other consolidated subsidiary non-controlling interest	-	(9,039)	(9,039)
Net income / (loss) attributable to the Operating LLC	13,295	(7,504)	5,791
Average effective Operating LLC non-controlling interest % (1)			71.13%
Operating LLC non-controlling interest			$4,119

Summary:
Other consolidated subsidiary non-controlling interest			$(9,039)
Operating LLC non-controlling interest			4,119
Consolidated non-controlling interest			$(4,920)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended June 30, 2020

	Wholly Owned	Other Consolidated	Total Operating LLC	Cohen &
	Subsidiaries	Subsidiaries	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$4,947	$(1,335)	$3,612	$-	$3,612
Income tax expense / (benefit)	(42)	-	(42)	385	343
Net income / (loss) after tax	4,989	(1,335)	3,654	(385)	3,269
Other consolidated subsidiary non-controlling interest	-	(739)	(739)
Net income / (loss) attributable to the Operating LLC	4,989	(596)	4,393
Average effective Operating LLC non-controlling interest % (1)			70.73%
Operating LLC non-controlling interest			$3,107

Summary:
Other consolidated subsidiary non-controlling interest			$(739)
Operating LLC non-controlling interest			3,107
Consolidated non-controlling interest			$2,368

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

On July 29, our board of directors declared a cash dividend of $0.25 per share, which will be paid on our Common Stock on August 27, 2021 to shareholders of record on August 13, 2021.

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

During the three and six months ended June 30, 2021, we repurchased 407 shares and 39,054 shares in the open market pursuant to the 10b5-1 Plan for a total purchase price of  $7 and $669. During the six and three months ended June 30, 2020, we repurchased 0 shares and 0 shares in the open market pursuant to the 10b5-1 Plan for a total purchase price of $ 0 and $0.  All of the repurchases noted above were completed using cash on hand.

On December 1, 2020, the Company entered into an Equity Distribution Agreement (the “Equity Agreement”) with Northland Securities, Inc. (trade name Northland Capital Markets), as sales agent (the “Sales Agent”), relating to the issuance and sale from time to time by the Company (the “ATM Program”), through the Sales Agent, of shares of the Company's Common Stock, having an aggregate offering price of up to $75,000 (collectively the “Shares”). Sales of the Shares, if any, under the Equity Agreement will be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act as agreed with the Sales Agent. In accordance with applicable rules of the SEC, the Company was permitted to sell an aggregate of up to $9,318 in Shares under the Equity Agreement, which represented one-third of the value of the Common Stock held by non-affiliates as of March 5, 2021.

On June 7, 2021, the Company entered into a letter agreement (the “Equity Distribution Letter Agreement”) with the Sales Agent, pursuant to which the Sales Agent agreed to use its best efforts to, commencing on June 5, 2021, sell on the Company’s behalf up to $7,966 of the Shares in the open market pursuant to the terms and conditions of the Equity Distribution Agreement and the Equity Distribution Letter Agreement, and the Company agreed not to take any action that would cause the sales of the Shares under the Letter Agreement not to comply with Rule 10b5-1 or Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Equity Distribution Letter Agreement was entered into in connection with the ATM Program and is designed to comply with Rule 10b5-1 under the Exchange Act.

During the three and six months ended June 30, 2021, we sold 102,159 shares in the open market pursuant to the Equity Distribution Agreement for a total sale price of $2,673. In July 2021, we sold an additional 198,700 shares under this agreement for total sale price of $6,403 under the Equity Distribution Letter Agreement.  At this time, pursuant to the Equity Distribution Agreement and General Instruction I B.6 of Form S-3, , we will not sell any additional shares under the Equity Distribution Agreement and the Equity Distribution Letter Agreement for the remainder of 2021 after taking into account the July 2021 sales.

During the six months ended June 30, 2021 and 2020, we had the following other significant financing transactions.  See notes 16, 17, and 18 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

During the six months ended June 30, 2021:

●	We repaid $4,000 of redeemable financial instruments.
●	We made $56,666 of non-controlling interest distributions of which $56,529 were non-cash distributions.

During the six months ended June 30, 2020:

●	We drew $17,500 on the FT Revolver.
●	We raised $2,166 from the PPP Loan.
●	We raised $4,500 from the issuance of the 2020 Senior Notes.
●	We repaid $4,386 of the 2019 Senior Notes.
●	We repaid $4,777 of the LegacyTexas Credit Facility

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

(5)              To fund potential dividends and distributions. We sometimes pay quarterly dividends.  When we pay a quarterly dividend, a pro rata distribution is paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of Cohen & Company Inc.

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

As of June 30, 2021 and December 31, 2020, we maintained cash and cash equivalents of $ 28,403 and $ 41,996, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

.	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities	$(23,723)	$209,225
Cash flow from investing activities	10,255	2,627
Cash flow from financing activities	28	14,887
Effect of exchange rate on cash	(153)	(25)
Net cash flow	(13,593)	226,714
Cash and cash equivalents, beginning	41,996	8,304
Cash and cash equivalents, ending	$28,403	$235,018

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Six Months Ended June 30, 2021

As of June 30, 2021, our cash and cash equivalents were $ 28,403, representing an decrease of $ 13,593 from December 31, 2020. The decrease was attributable to cash used in operating activities of $ 23,723, cash provided by investing activities of $ 10,255, cash provided by financing activities of $ 28, and the decrease in cash caused by the change in exchange rates of $ 153.

The cash used in operating activities of $ 23,723 was comprised of (a) net cash outflows of $ 12,150 related to working capital fluctuations; (b) net cash outflows of $ 15,629 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash inflows from other earnings items of $ 4,056 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $ 10,255 was comprised of (a) $56,335 of sales and returns of principal of other investments, at fair value; (b) $21,344 of sales and returns of principal on other investments sold, not yet purchased; partially offset by (c) $49,713 of purchases of other investments, at fair value; (d) $16,415 of purchase of other investments sold, not yet purchased, at fair value; (e) $977 of investments in equity method affiliates; and (f) $319 of purchases of furniture, equipment, and leasehold improvements.

The cash provided by financing activities of $ 28 was comprised of (a) 2,673 of proceeds from issuance of Common Stock; (b) $2,529 of proceeds from non-controlling interest investments; partially offset by (c) $4,000 repayments of redeemable financial instruments; (d) $361 used to net settle equity awards; (e) $669 in purchase and retirements of Common Stock; (f) $137 in non-controlling interest distributions; and (g) $7 in dividends on Common Stock.

Six Months Ended June 30, 2020

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

The following table shows the impact of changes in these collateral deposits had on our cash flows in each period presented:

	Six Months Ended June 30,
	2021	2020
Collateral deposit end of period	$32,599	$218,731
Less: Collateral deposit beginning of period	41,119	9,524
Impact to cash flow from operations	$(8,520)	$209,207

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFEL in Ireland. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. Our Ireland-based subsidiary, CCFEL, is subject to the regulatory supervision and requirements of the CBI.  The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at June 30, 2021 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)

United States	250
Europe	938
Total	$1,188

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at June 30, 2021, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $76,151. See note 19 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Restrictions of Distributions of Capital from JVB

As of June 30, 2021, our total equity on a consolidated basis was $126,436  However, the total equity of JVB was $103,198.  Of the $23,238 in equity outside of JVB, $7,675 represents non-redeemable non-controlling interests comprised mainly of the non-controlling interests of Insurance SPAC III Sponsor Entities and the FTAC Olympus Pipe Sponsor which can not be utilized by the Operating LLC for other purposes.

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

Our clearing agencies provide securities financing arrangements including margin arrangements and securities borrowing and lending arrangements. These arrangements generally require us to transfer additional securities or cash to the clearing agency in the event the value of the securities then held by the clearing agency in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under such agreements.  An event of default under the clearing agreement would give our counterparty the option to terminate our clearing arrangement. Any amounts owed to the clearing agency would be immediately due and payable. These obligations are recourse to us. Furthermore, a termination of our clearing arrangements would result in a significant disruption to our business and would have a significant negative impact on our dealings and relationship with our customers.  The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the six months ended June 30, 2021 and the twelve months ended December 31, 2020 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Six Months Ended June 30, 2021	For the Twelve Months Ended December 31, 2020
Receivables under resale agreements
Period end	6,027,515	5,716,343
Monthly average	6,235,352	6,461,534
Maximum month end	7,299,538	8,945,403
Securities sold under agreements to repurchase
Period end	6,019,184	5,713,212
Monthly average	6,231,106	6,486,137
Maximum month end	7,289,275	8,960,197

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

DETAIL OF DEBT
(Dollars in Thousands)

	As of	As of	Interest
Description	June 30, 2021	December 31, 2020	Rate Terms	Interest (4)	Maturity
Non-convertible debt:
12.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	12.00%	January 2022
12.00% senior note (the "2019 Senior Note")	2,400	2,400	Fixed	12.00%	September 2021 (1)
PPP Loan	-	2,166	Fixed	1.00%	May 2022 (5)
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	15,000	15,000	Fixed	8.00%	March 2022 (2)
Less unamortized debt issuance costs	(240)	(401)
	14,760	14,599
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	4.19%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	4.35%	March 2035
Less unamortized discount	(24,432)	(24,690)
	23,693	23,435

ByLine Bank	-	-	Variable	NA	October 2021
FT Financial Bank N.A. Credit Facility	-	-	Variable	NA	NA
Total	$45,353	$47,100

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

(3)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of June 30, 2021 on a combined basis was 11.38% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(4)	Represents the interest rate in effect as of the last day of the reporting period.
(5)	We received notice on June 21, 2021 that the PPP loan application for forgiveness was approved and the remaining balance was paid off.

Redeemable Financial Instruments

We had the following sources of financing that we account for as redeemable financial instruments.  See note 16 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in thousands)

	As of June 30, 2021	As of December 31, 2020
JKD Capital Partners I LTD	$7,957	$7,957
DGC Trust / CBF	-	4,000
Total	$7,957	$11,957

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 15 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of June 30, 2021.

Contractual Obligations

The table below summarizes our significant contractual obligations as of June 30, 2021 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 2017 Convertible Note is not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements.

CONTRACTUAL OBLIGATIONS
June 30, 2021
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$13,579	$1,717	$3,812	$3,485	$4,565
Maturity of 2020 Senior Notes	4,500	4,500	-	-	-
Interest on 2020 Senior Notes	453	453	-	-	-
Maturity of EBC 2020 Senior Note	2,400	2,400	-	-	-
Interest on EBC 2020 Senior Note	140	140	-	-	-
Maturity of 2017 Convertible Note (1)	15,000	15,000	-	-	-
Interest on 2017 Convertible Note (1)	1,131	1,131	-	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	31,161	2,037	4,073	4,073	20,978
Redeemable Financial Instrument - JKD Capital Partners 1 (3)	7,957	7,957	-	-	-
Other Operating Obligations (4)	2,833	1,570	1,263	-	-
	$127,279	$36,905	$9,148	$7,558	$73,668

(1)	Assumes the 2017 Convertible Note is not converted prior to maturity.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 4.19% (based on a 90-day LIBOR rate in effect as of June 30, 2021 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 4.30% (based on a 90-day LIBOR rate in effect as of June 30, 2021 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In May 2021, the FASB issued 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40):  Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU is effective for fiscal years beginning after December 15, 2021. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended June 30, 2021, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of June 30, 2021, we would incur a loss of $1,617 if the yield curve rises 100 bps across all maturities and a gain of $1,599 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies.  These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. Also, with our SPAC franchise, we have a large amount of restricted shares on our balance sheet.  These investments are subject to equity price risk and we cannot sell them while they are restricted.  Furthermore, there is limited ability for us to hedge this risk on a cost-effective basis.  We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of June 30, 2021, our equity price sensitivity was $4,896 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of June 30, 2021, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $3,226 as of June 30, 2021.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2021. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
January 2021	-	$-	-	34,899
February 2021	-	$-	-	34,899
March 2021	407	$18.00	407	34,892
Total	407		407

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment No. 1 to the Cohen and Company Inc. 2020 Long Term Incentive Plan (incorporated by reference to Annex A to the Company's Proxy Statement on Schedule 14A filed with the SEC on April 13, 2021.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted inline XBRL: (i) the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2021 and 2020, (iii) the Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020, and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN
Lester R. Brafman
Date: August 3, 2021		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: August 3, 2021		Executive Vice President, Chief Financial Officer, and Treasurer