Form 10-Q
period 2021-09-30
Cohen & Co Inc.
filed 2021-11-04
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 1, 2021 there were 1,630,443 shares of common stock ($0.01 par value per share) of Cohen & Company Inc. (“Common Stock”) outstanding.

Cohen & Company Inc.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2021

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

Our Internet website is www.cohenandcompany.com and we make available on our website: our filings with the Securities and Exchange Commission (“SEC”), including annual reports, quarterly reports, current reports and any amendments to those filings. The reference to our website address does not constitute incorporation by reference of the information contained therein into this Form 10-Q. We also use our website to disseminate other material information to our investors (on the Home Page and in the “Investor Relations” section). Among other things, we post on our website our press releases and information about our public conference calls (including the scheduled dates, times and the methods by which investors and others can listen to those calls), and we make available for replay webcasts of those calls and other presentations for a limited time.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2021
	(unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$41,830	$41,996
Receivables from brokers, dealers, and clearing agencies	141,281	52,917
Due from related parties	896	2,812
Other receivables	14,968	3,929
Investments-trading	188,683	242,961
Other investments, at fair value	51,919	58,540
Receivables under resale agreements	6,941,154	5,716,343
Investments in equity method affiliates	17,400	13,482
Deferred income taxes	7,715	7,397
Goodwill	109	109
Right-of-use asset - operating leases	10,647	6,063
Other assets	3,688	2,830
Total assets	$7,420,290	$6,149,379

Liabilities
Payables to brokers, dealers, and clearing agencies	$188,178	$156,678
Accounts payable and other liabilities	48,555	46,251
Accrued compensation	24,419	14,359
Trading securities sold, not yet purchased	49,620	44,439
Other investments sold, not yet purchased	2,522	7,415
Securities sold under agreements to repurchase	6,927,518	5,713,212
Lease liability - operating leases	11,187	6,531
Redeemable financial instruments	7,957	11,957
Debt	43,172	47,100
Total liabilities	7,303,128	6,047,942

Commitments and contingencies (See note 21)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 60,000,000 shares authorized, 27,413,098 shares issued and outstanding, respectively	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,627,993 and 1,325,529 shares issued and outstanding, respectively, including 300,843 and 286,566 unvested or restricted share awards, respectively	16	13
Additional paid-in capital	71,603	65,031
Accumulated other comprehensive loss	(869)	(821)
Accumulated deficit	(13,029)	(20,341)
Total stockholders' equity	57,748	43,909
Non-controlling interest	59,414	57,528
Total equity	117,162	101,437
Total liabilities and equity	$7,420,290	$6,149,379

(

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Net trading	$16,599	$16,957	$54,181	$55,524
Asset management	1,856	1,631	5,787	4,938
New issue and advisory	8,838	500	11,527	500
Principal transactions and other income	(20,709)	2,768	47,831	2,783
Total revenues	6,584	21,856	119,326	63,745

Operating expenses
Compensation and benefits	20,577	10,965	61,414	36,423
Business development, occupancy, equipment	869	641	2,375	2,037
Subscriptions, clearing, and execution	2,581	2,242	7,745	7,370
Professional fee and other operating	1,585	1,851	5,280	5,230
Depreciation and amortization	90	85	258	249
Impairment of goodwill	-	-	-	7,883
Total operating expenses	25,702	15,784	77,072	59,192

Operating income (loss)	(19,118)	6,072	42,254	4,553

Non-operating income (expense)
Interest expense, net	(1,731)	(1,952)	(5,527)	(7,638)
Income (loss) from equity method affiliates	2,857	(1,371)	7,512	(2,711)
Other non operating income	-	-	2,127	-
Income (loss) before income tax expense (benefit)	(17,992)	2,749	46,366	(5,796)
Income tax expense (benefit)	(248)	(594)	577	(623)
Net income (loss)	(17,744)	3,343	45,789	(5,173)
Less: Net income (loss) attributable to the non-controlling interest	(14,315)	1,688	38,138	(4,627)
Net income (loss) attributable to Cohen & Company Inc.	$(3,429)	$1,655	$7,651	$(546)
Income (loss) per share data (see note 20)
Income (loss) per common share-basic:
Basic income (loss) per common share	$(2.61)	$1.44	$6.71	$(0.47)
Weighted average shares outstanding-basic	1,314,554	1,146,941	1,140,149	1,151,321
Income (loss) per common share-diluted:
Diluted income (loss) per common share	$(3.46)	$1.19	$5.31	$(0.48)
Weighted average shares outstanding-diluted	4,170,321	5,115,583	5,212,247	3,951,163

Dividends declared per common share	$0.25	$-	$0.25	$-

Comprehensive income (loss)
Net income (loss)	$(17,744)	$3,343	$45,789	$(5,173)
Other comprehensive income (loss) item:
Foreign currency translation adjustments, net of tax of $0	(65)	98	(267)	35
Other comprehensive income (loss), net of tax of $0	(65)	98	(267)	35
Comprehensive income (loss)	(17,809)	3,441	45,522	(5,138)
Less: comprehensive income (loss) attributable to the non-controlling interest	(14,404)	1,761	37,910	(4,599)
Comprehensive income (loss) attributable to Cohen & Company Inc.	$(3,405)	$1,680	$7,612	$(539)

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Nine Months Ended September 30, 2021
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Preferred Stock	Common Stock	Paid-In Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2020	$27	$13	$65,031	$(20,341)	$(821)	$43,909	$57,528	$101,437
Net income	-	-	-	9,355	-	9,355	57,373	66,728
Other comprehensive income / (loss)	-	-	-	-	(70)	(70)	(161)	(231)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	926	-	4	930	(930)	-
Equity-based compensation	-	-	153	-	-	153	13,488	13,641
Shares withheld for employee taxes	-	-	(97)	-	-	(97)	(264)	(361)
Purchase and retirement of Common Stock	-	-	(662)	-	-	(662)	-	(662)
Dividends/distributions to Operating LLC non-controlling interest	-	-	-	(7)	-	(7)	(11)	(18)
Investment of non-controlling interest of sponsor entities	-	-	-	-	-	-	23	23
Distributions to non-controlling interest of sponsor entities	-	-	-	-	-	-	(25,885)	(25,885)
March 31, 2021	$27	$13	$65,351	$(10,993)	$(887)	$53,511	$101,161	$154,672
Net income	-	-	-	1,725	-	1,725	(4,920)	(3,195)
Other comprehensive income / (loss)	-	-	-	-	7	7	22	29
Common stock issued, net	-	1	2,672	-	-	2,673	-	2,673
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	1,449	-	(18)	1,431	(1,431)	-
Equity-based compensation and vesting of shares	-	-	145	-	-	145	382	527
Purchase and retirement of Common Stock	-	-	(7)	-	-	(7)	-	(7)
Investment of non-controlling interest of sponsor entities	-	-	-	-	-	-	2,506	2,506
Distributions to non-controlling interest of sponsor entities	-	-	-	-	-	-	(30,769)	(30,769)
June 30, 2021	$27	$14	$69,610	$(9,268)	$(898)	$59,485	$66,951	$126,436
Net income	-	-	-	(3,429)	-	(3,429)	(14,315)	(17,744)
Other comprehensive income / (loss)	-	-	-	-	24	24	(89)	(65)
Common stock issued, net	-	2	6,401	-	-	6,403	-	6,403
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(4,398)	-	5	(4,393)	4,393	-
Equity-based compensation and vesting of shares	-	-	182	-	-	182	392	574
Shares withheld for employee taxes	-	-	(5)	-	-	(5)	(12)	(17)
Purchase and retirement of Common Stock	-	-	(187)	-	-	(187)	-	(187)
Dividends/distributions to Operating LLC non-controlling interest	-	-	-	(332)	-	(332)	(714)	(1,046)
Investment of non-controlling interest of sponsor entities	-	-	-	-	-	-	7,023	7,023
Distributions to non-controlling interest of sponsor entities	-	-	-	-	-	-	(4,215)	(4,215)
September 30, 2021	$27	$16	$71,603	$(13,029)	$(869)	$57,748	$59,414	$117,162

	Cohen & Company Inc.
	Nine Months Ended September 30, 2020
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Preferred Stock	Common Stock	Paid-In Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2019	$27	$12	$68,714	$(34,519)	$(915)	$33,319	$15,437	$48,756
Net loss	-	-	-	(3,102)	-	(3,102)	(8,683)	(11,785)
Other comprehensive income	-	-	-	-	(29)	(29)	(71)	(100)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(123)	-	8	(115)	115	-
Equity-based compensation and vesting of shares	-	-	46	-	-	46	112	158
Shares withheld for employee taxes	-	-	(15)	-	-	(15)	(39)	(54)
Dividends/Distributions	-	-	-	(27)	-	(27)	(35)	(62)
March 31, 2020	$27	$12	$68,622	$(37,648)	$(936)	$30,077	$6,836	$36,913
Net income	-	-	-	901	-	901	2,368	3,269
Other comprehensive income	-	-	-	-	11	11	26	37
Equity-based compensation and vesting of shares	-	-	47	-	-	47	113	160
June 30, 2020	$27	$12	$68,669	$(36,747)	$(925)	$31,036	$9,343	$40,379
Net income	-	-	-	1,655	-	1,655	1,688	3,343
Other comprehensive income	-	-	-	-	25	25	73	98
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(294)	-	17	(277)	277	-
Equity-based compensation and vesting of shares	-	-	46	-	-	46	113	159
Purchase and retirement of common stock	-	-	(746)	-	-	(746)	-	(746)
Investment of non-controlling interest of sponsor entities	-	-		-	-	-	4,550	4,550
September 30, 2020	$27	$12	$67,675	$(35,092)	$(883)	$31,739	$16,044	$47,783

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income (loss)	$45,789	$(5,173)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	14,742	477
Accretion of income on other investments, at fair value	-	(124)
Realized loss (gain) on other investments, at fair value	(10,876)	(636)
Change in unrealized (gain) loss on other investments, at fair value	(35,383)	(672)
Realized loss / (gain) on other investments, sold not yet purchased	(766)	-
Change in unrealized loss / (gain) on other investments, sold not yet purchased	(16)	-
(Income) / loss from equity method affiliates	(7,512)	2,711
Depreciation and amortization	258	249
Impairment of goodwill	-	7,883
Amortization of discount on debt	638	536
Deferred tax provision (benefit)	(318)	(558)
Other non-operating income - forgiveness of debt	(2,127)	-
Change in operating assets and liabilities, net:
Change in receivables from / payables to brokers, dealers, and clearing agencies	(56,864)	(67,626)
Change in receivables from / payables to related parties, net	(187)	(492)
(Increase) decrease in other receivables	(11,039)	43,043
(Increase) decrease in investments-trading	54,278	70,581
(Increase) decrease in receivables under resale agreement	(1,224,811)	1,444,711
(Increase) decrease in other assets	(5,271)	3,977
Increase (decrease) in accounts payable and other liabilities	6,949	109,065
Increase (decrease) in accrued compensation	10,060	6,109
Increase (decrease) in trading securities sold, not yet purchased	5,181	(23,328)
Increase (decrease) in securities sold under agreement to repurchase	1,214,306	(1,475,445)
Net cash provided by (used in) operating activities	(2,969)	115,288
Investing activities
Purchase of other investments, at fair value	(88,012)	(18,519)
Purchase of investments - other investments sold, not yet purchased, at fair value	(56,243)	-
Sales and returns of principal-other investments, at fair value	87,614	14,606
Sales and returns of principal - other investments sold, not yet purchased, at fair value	53,951	-
Investment in equity method affiliate	(1,537)	(6,688)
Purchase of furniture, equipment, and leasehold improvements	(679)	(146)
Net cash provided by (used in) investing activities	(4,906)	(10,747)
Financing activities
Proceeds from draws on revolving credit facility	-	17,500
Proceeds from PPP Loan	-	2,166
Proceeds from non-convertible debt	-	4,500
Repayment of debt	(2,400)	(9,163)
Repayments of redeemable financial instruments	(4,000)	(2,421)
Cash used to net share settle equity awards	(378)	(54)
Proceeds from issuance of Common Stock	9,076	-
Purchase and retirement of Common Stock	(856)	(746)
Proceeds from non-controlling interest investment	9,552	4,550
Non-controlling interest distributions	(1,926)	(35)
Operating LLC non-controlling interest distributions	(725)
Cohen & Company Inc. dividends	(339)	(27)
Net cash provided by (used in) financing activities	8,004	16,270
Effect of exchange rate on cash	(295)	151
Net increase (decrease) in cash and cash equivalents	(166)	120,962
Cash and cash equivalents, beginning of period	41,996	8,304
Cash and cash equivalents, end of period	$41,830	$129,266

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

The Company

The Company is a financial services company specializing in fixed income markets and more recently, the SPAC markets. As of September 30, 2021, the Company had $2.24 billion in assets under management (“AUM”) of which 55.7% or $1.25 billion, was in collateralized debt obligations (“CDOs”). The remaining portion of AUM is from a diversified mix of Investment Vehicles (as defined herein).

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

Capital Markets: The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, matched book repurchase agreement (“repo”) financing, new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, asset backed securities (“ABS”), mortgage-backed securities (“MBS”), residential mortgage-backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, residential transition loans, (“RTLs”), and other structured financial instruments. The Company also offers execution and brokerage services for equity products. The Company operates its capital markets activities primarily through its subsidiaries: JVB in the United States, and CCFEL in Europe.  A division of JVB, Cohen & Company Capital Markets is the Company's full-service boutique investment banking platform focusing on SPAC advisory, capital markets advisory, and M&A advisory, with clients primarily in the financial technology (commonly referred to as "fintech") and SPAC spaces.

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

Principal Investing

●	Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments at fair value and other investments sold, not yet purchased; and
●	Income and loss earned on equity method investments.

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the debt was assumed in the AFN Merger and recorded at fair value as of that date. As of September 30, 2021 and December 31, 2020, the fair value of the Company’s debt was estimated to be $58,181 and $62,496, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the value hierarchy.

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

4. OTHER RECENT BUSINESS TRANSACTIONS OR EVENTS

Insurance SPAC

The Operating LLC was the manager of Insurance Acquisition Sponsor, LLC (“IAS”) and Dioptra Advisors, LLC (“Dioptra” and, together with IAS, the “Insurance SPAC Sponsor Entities”).  The Insurance SPAC Sponsor Entities were sponsors of Insurance Acquisition Corp. ("Insurance SPAC"), a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

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

Subsequent to the closing of the Insurance SPAC Merger, any change in the fair value of the shares held by the Insurance SPAC Sponsor Entities has been recorded as a component of principal transactions and other income.  The Company concurrently recorded a corresponding non-controlling interest entry related to the Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC Sponsor Entities.  No adjustment was made to the equity-based compensation expense recorded as of the closing of the Insurance SPAC Merger.  Rather, all post-merger changes in value related to Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC Sponsor Entities were recorded as non-controlling interest expense.

During the nine months ended September 30, 2021, the Insurance SPAC Sponsor Entities distributed all the unrestricted and restricted shares held to its members including the Operating LLC.  The portion of such SFT shares that was distributed to members other than the Operating LLC were treated as an in-kind non-controlling interest distribution.  Subsequent to that distribution, the Company will continue to record any change in the fair value of the SFT shares held by the Operating LLC as a component of principal transactions and other income.  However, no offsetting entry to non-controlling interest is necessary subsequent to the non-controlling interest distribution.

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

The following table details the impact of all the entries associated with the Insurance SPAC during the three and nine months ended September 30, 2021.  This table excludes any tax impact.

	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
	Insurance SPAC Sponsor Entities	Operating LLC	Total	Insurance SPAC Sponsor Entities	Operating LLC	Total
Principal transactions and other income	$-	$(3,122)	$(3,122)	$7,380	$(6,379)	$1,001
Equity-based compensation	-	-	-	-	-	-
Other operating	(3)	-	(3)	(11)	-	(11)
Income / (loss) from equity method affiliates	-	-	-	-	-	-
Net income / (loss)	(3)	(3,122)	(3,125)	7,369	(6,379)	990
Less: Net loss / (income) attributable to the non-controlling interest - Operating LLC	-	-	-	(3,560)		(3,560)
Net income / (loss) - Operating LLC	(3)	(3,122)	(3,125)	3,809	(6,379)	(2,570)
Less: Net income / (loss) attributable to the convertible non-controlling interest	2	2,230	2,232	(2,721)	4,557	1,836
Net income / (loss) attributable to Cohen & Company Inc.	$(1)	$(892)	$(893)	$1,088	$(1,822)	$(734)

As of  September 30, 2021, the Operating LLC's total investment in SFT was $12,918, which is included as a component of other investments, at fair value.  This fair value is broken out as follows:

Operating
Description	LLC
Shares freely tradeable	$1,841
Shares that will become freely tradeable at such time SFT's stock price is greater than $12.00 per share for any period of 20 trading days out of 30 consecutive trading days	2,780
Shares that will become freely tradeable at such time SFT's stock price is greater than $13.50 per share for any period of 20 trading days out of 30 consecutive trading days	2,771
Shares that will become freely tradeable at such time SFT's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days	2,767
Shares that will become freely tradeable at such time SFT's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days	2,759
Total	$12,918

SFT's closing shares price on September 30, 2021 was $6.94 per share.

INSU Acquisition Corp. II ("Insurance SPAC II")

The Operating LLC was the manager of Insurance Acquisition Sponsor II, LLC (“IAS II”) and Dioptra Advisors II, LLC (“Dioptra II” and, together with IAS II, the “Insurance SPAC II Sponsor Entities”). The Insurance SPAC II Sponsor Entities were sponsors of INSU Acquisition Corp. II (“Insurance SPAC II”), a blank check company that sought to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (each a “Insurance SPAC II Business Combination”).

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

Each placement unit consisted of one share of Insurance SPAC II Common Stock and one-third of one warrant (the “Insurance SPAC II Warrant”).  Each whole Insurance SPAC II Warrant entitled the holder to purchase one share of Insurance SPAC II common stock for $11.50 per share.  Of the 6,669,667 founders shares, (i) 1,569,333 founder shares were freely transferable and saleable at the closing as of the Insurance SPAC II Merger, (ii) 2,550,167 founder shares will become freely transferable and saleable at such time as MetroMile's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days; (iii) 2,550,167 founder shares will become freely transferable and saleable at such time as MetroMile's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days.

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

The following table details the impact of all the entries associated with the Insurance SPAC II during the three and nine months ended September 30, 2021.  This table excludes any tax impact.

	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
	Insurance SPAC II Sponsor Entities	Operating LLC	Total	Insurance SPAC II Sponsor Entities	Operating LLC	Total
Principal transactions and other income	$-	$(14,348)	$(14,348)	$56,720	$(10,687)	$46,033
Equity-based compensation	-	-	-	(13,068)	-	(13,068)
Other operating	(3)	-	(3)	(3)	-	(3)
Income / (loss) from equity method affiliates	-	-	-	(107)	-	(107)
Net income / (loss)	(3)	(14,348)	(14,351)	43,542	(10,687)	32,855
Less: Net loss / (income) attributable to the non-controlling interest - Operating LLC	-	-	-	(17,644)	-	(17,644)
Net income / (loss) - Operating LLC	(3)	(14,348)	(14,351)	25,898	(10,687)	15,211
Less: Net income / (loss) attributable to the convertible non-controlling interest	2	10,249	10,251	(18,499)	7,634	(10,865)
Net income / (loss) attributable to Cohen & Company Inc.	$(1)	$(4,099)	$(4,100)	$7,399	$(3,053)	$4,346

The Operating LLC's total investment in MetroMile of $7,878 as of September 30, 2021 is included as a component of other investments, at fair value in our consolidated balance sheet. These values are broken out as follows:

Fair
Description	Value
Shares freely tradeable	$-
Shares that will become freely tradeable at such time MetroMile's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days	3,970
Shares that will become freely tradeable at such time MetroMile's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days	3,908
Total	$7,878

MetroMile's closing share price on September 30, 2021 was $3.55 per share.

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

As of September 30, 2021, the Company had a total equity method investment in Insurance SPAC III of $4,756, which was included as a component of investment in equity method affiliates in its consolidated balance sheet.  Partially offsetting this amount was non-controlling interest of $4,917, which was included as a component of non-controlling interest in our consolidated balance sheet.  Therefore, the net carrying value of the Company's investment in Insurance SPAC III was $(161) as of September 30, 2021.

In April 2021, the SEC issued guidance regarding how SPACs account for the warrants they issue.  This guidance resulted in Insurance SPAC III, as well as most SPACs restating their previously issued financial statements.

Wind Down of the Company's GCF Repo Business

Since 2017, the Company has carried out a matched book GCF repo business as a full netting member of the FICC Government Services Division.  In October 2021, primarily due to reduced spreads in the repo market for GCF collateral, the Company decided to wind down this business.  As of September 30, 2021, the carrying value of the Company's reverse repurchase agreements and repurchase agreements in this business were $3,609,422 and $3,595,245 respectively.  The Company expects these balances to be reduced to zero prior to December 31, 2021.  See note 10.

New Commercial Real Estate Opportunities (“CREO”) JV

On September 3, 2021, the Company committed to invest up to $15,000 of equity in a newly formed joint venture (the “CREO JV”) with an outside investor who committed to invest approximately $435,000 of equity in the CREO JV.  The Company is required to invest 7.5% of the total equity of the CREO JV with an absolute limit of $15,000. The CREO JV is managed by the Company.

The CREO JV was formed for the purposes of investing in primarily multi-family commercial real estate mortgage-backed loans and below-investment-grade rated tranches in CRE CLOs collateralized by mostly transitional commercial real estate mortgage-backed loans. “CRE CLO” means any pooling of commercial real estate mortgage-backed loans into a collateralized loan obligation.

The commercial real estate loans that will be funded by the CREO JV  may be originated by the Company and the Company may earn origination fees earned in connection with such transactions. In addition, the Company may earn structuring fees in connection with structuring and consummating a CRE CLO consisting of a pooling of commercial real estate loans. The Company will also earn management fees as manager of any CRE CLOs based on the value of the assets consolidated into a CRE CLO (calculated in accordance with the terms of such CRE CLO), payable from the proceeds generated by and in accordance with the distribution waterfall of such CRE CLO.

The Company will elect the fair value option in accordance with the provisions of FASB ASC 820, Fair Value Measurements (“FASB ASC 820”) to account for its investment in the CREO JV.  The investment will be included in other investments at fair value, on the consolidated balance sheet and gains and losses (both realized and unrealized) will be recognized in the consolidated statement of operations as a component of principal transactions and other income.  Because the CREO JV has the attributes of investment companies as described in FASB ASC 946-15-2, the Company will estimate the fair value of its investment using the net asset value (“NAV”) per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. As of September 30, 2021, no investments have been made.

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net realized gains (losses) - trading inventory	$2,056	$6,935	$17,171	$25,604
Net unrealized gains (losses) - trading inventory	1,871	(187)	(2,216)	1,378
Net gains and losses	3,927	6,748	14,955	26,982

Interest income- trading inventory	1,291	1,577	4,756	6,125
Interest income-receivables under resale agreements	23,580	19,040	71,729	77,168
Interest income	24,871	20,617	76,485	83,293

Interest expense-securities sold under agreements to repurchase	(12,031)	(10,230)	(36,698)	(53,771)
Interest expense-LegacyTexas Credit Facility	-	-	-	(39)
Interest expense-margin payable	(168)	(178)	(561)	(941)
Interest expense	(12,199)	(10,408)	(37,259)	(54,751)

Net trading	$16,599	$16,957	$54,181	$55,524

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

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	September 30, 2021	December 31, 2020
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	6,618	2,961
Receivables from clearing agencies	134,413	49,706
Receivables from brokers, dealers, and clearing agencies	$141,281	$52,917

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	September 30, 2021	December 31, 2020
Margin payable	$105,346	$156,678
Payable to clearing agencies	82,832	-
Payables to brokers, dealers, and clearing agencies	$188,178	$156,678

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

Receivables from clearing agencies are primarily comprised of (i) cash received by the Company upon execution of short trades that is restricted from withdrawal by the clearing agent and (ii) cash deposited with the FICC to support the Company’s General Collateral Funding (“GCF”) matched book repo business.  See note 4 for discussion of the Company's decision in October, 2021 to wind down its GCF matched book repo business.

Margin payable represents amounts borrowed from Pershing, LLC and Cantor Fitzgerald to finance the Company’s trading portfolio.  Substantially all of the Company’s investments-trading and deposits with clearing agencies serve as collateral for the margin payable.  See note 5 for interest expense incurred on margin payable.

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	September 30, 2021	December 31, 2020
U.S. government agency MBS and CMOs	$115,187	$162,031
U.S. government agency debt securities	20,416	6,904
RMBS	9	14
U.S. Treasury securities	772	607
ABS	1	1
SBA loans	5,526	2,742
Corporate bonds and redeemable preferred stock	28,080	36,388
Foreign government bonds	472	659
Municipal bonds	6,133	19,400
Certificates of deposit	1,071	70
Derivatives	10,873	13,717
Equity securities	143	428
Investments-trading	$188,683	$242,961

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	September 30, 2021	December 31, 2020
U.S. government agency debt securities	$1	$-
U.S. Treasury securities	18,840	3,348
Corporate bonds and redeemable preferred stock	20,469	29,206
Municipal bonds	-	20
Derivatives	10,310	11,822
Equity securities	-	43
Trading securities sold, not yet purchased	$49,620	$44,439

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other investments, at fair value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	September 30, 2021
	Amortized	Carrying	Unrealized
	Cost	Value	Gain / (Loss)
Equity securities	$23,796	$25,203	$1,407
Restricted equity securities	-	19,102	19,102
Corporate bonds and redeemable preferred stock	479	476	(3)
Subordinated Notes	1,485	1,509	24
U.S. Insurance JV	2,910	3,581	671
SPAC Fund	600	1,935	1,335
Residential loans	113	113	-
Other investments, at fair value	$29,383	$51,919	$22,536

	December 31, 2020
	Amortized	Carrying	Unrealized
	Cost	Value	Gain / (Loss)
Equity securities	$12,519	$17,421	$4,902
Restricted equity securities	3,066	34,172	31,106
Corporate bonds and redeemable preferred stock	479	476	(3)
Subordinated Notes	1,485	1,519	34
RTLs	2,243	2,300	57
U.S. Insurance JV	1,168	1,564	396
SPAC Fund	779	984	205
Residential loans	119	104	(15)
Other investments, at fair value	$21,858	$58,540	$36,682

Other investments, sold not yet purchased

Other investments, sold not yet purchased consisted of the following.

OTHER INVESTMENTS SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	September 30, 2021
	Cost	Carrying Value	Unrealized Gain / (Loss)
Derivatives	$397	$18	$379
Equity securities	2,287	2,504	(217)
Other investments sold, not yet purchased	$2,684	$2,522	$162

	December 31, 2020
	Cost	Carrying Value	Unrealized Gain / (Loss)
Derivatives	$338	$233	$105
Equity securities	7,223	7,182	41
Other investments sold, not yet purchased	$7,561	$7,415	$146

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

The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended September 30, 2021 and 2020 of $(20,977) and $1,763, respectively. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the nine months ended September 30, 2021 and 2020 of $46,259 and $1,308, respectively.

The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, sold not yet purchased during the three months ended September 30, 2021 and 2020 of $6 and $0, respectively. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, sold not yet purchased during the nine months ended September 30, 2021 and 2020 of $782 and $0, respectively.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of September 30, 2021 and December 31, 2020 and indicates the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
September 30, 2021
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$115,187	$-	$115,187	$-
U.S. government agency debt securities	20,416	-	20,416	-
RMBS	9	-	9	-
U.S. Treasury securities	772	772	-	-
ABS	1	-	1	-
SBA loans	5,526	-	5,526	-
Corporate bonds and redeemable preferred stock	28,080	-	28,080	-
Foreign government bonds	472	-	472	-
Municipal bonds	6,133	-	6,133	-
Certificates of deposit	1,071	-	1,071	-
Derivatives	10,873	-	10,873	-
Equity securities	143	143	-	-
Total investments - trading	$188,683	$915	$187,768	$-

Other investments, at fair value:
Equity securities	$25,203	$22,832	$2,371	$-
Restricted equity securities	19,102	-	19,102	-
Corporate bonds and redeemable preferred stock	476	-	476	-
Subordinated Notes	1,509	-	1,509	-
Residential loans	113	-	113	-
	46,403	$22,832	$23,571	$-
Investments measured at NAV (1)	5,516
Total other investments, at fair value	$51,919

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency debt securities	1	-	1	-
U.S. Treasury securities	18,840	18,840	-	-
Corporate bonds and redeemable preferred stock	20,469	-	20,469	-
Derivatives	10,310	-	10,310	-
Equity securities	-	-	-	-
Total trading securities sold, not yet purchased	$49,620	$18,840	$30,780	$-

Other investments, sold not yet purchased:
Derivatives	$18	$18	$-	$-
Equity securities	2,504	2,504	-	-
Total other investments sold, not yet purchased	$2,522	$2,522	$-	$-

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

Equity Securities: The fair value of equity securities that represent unrestricted investments in publicly traded companies (common or preferred shares, options, warrants, and other equity investments) are determined using the closing price of the security as of the reporting date. These are securities that are traded on a recognized liquid exchange and the Company classifies their fair value within level 1 of the valuation hierarchy.  The fair value of equity securities that represent investments in privately held companies are generally determined either (i) based on a valuation model or (ii) based on recently observed transactions in the same instrument or similar instrument that we hold.  These valuations are generally classified within either level 2 or level 3 of the valuation hierarchy.

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

LEVEL 3 ROLLFORWARD

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning of period	$-	$2,322	$-	$2,522
Net trading	-	(16)	-	(57)
Gains & losses (1)	-	23	-	(638)
Accretion of income (1)	-	-	-	124
Purchases	-	-	-	638
Sales and returns of capital	-	(63)	-	(5,601)
Reclassification of RTLs	-	-	-	5,278
End of period	$-	$2,266	$-	$2,266

Change in unrealized gains / (losses) (2)	$-	$7	$-	$(34)

(1)	Gains and losses and accretion of income on other investments, at fair value are recorded as a component of principal transactions and other income in the consolidated statements of operations.
(2)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020.

	Fair Value	Unfunded	Redemption	Redemption
	September 30, 2021	Commitments	Frequency	Notice Period
Other investments, at fair value
U.S. Insurance JV (a)	$3,581	N/A	N/A	N/A
SPAC Fund (b)	1,935	N/A	Quarterly after 1 year lock up	90 days
	$5,516

	Fair Value	Unfunded	Redemption	Redemption
	December 31, 2020	Commitments	Frequency	Notice Period
Other investments, at fair value
U.S. Insurance JV (a)	$1,564	$1,567	N/A	N/A
SPAC Fund (b)	984	N/A	Quarterly after 1 year lock up	90 days
	$2,548

(a)	The U.S. Insurance JV invests in USD denominated debt issued by small and medium size insurance and reinsurance companies.
(b)	The SPAC Fund invests in equity interests of SPACs.

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

Equity Derivatives

A significant portion of the Company’s equity holdings are carried at fair value.  The Company hedges a portion of this exposure by entering into equity derivatives such as puts and short call options.  These derivative positions are carried at fair value as a component of other investments, at fair value and other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of   September 30, 2021 and December 31, 2020, the Company had short call options representing a notional of $1,512 and $1,595, respectively. From time to time, the Company may also enter into forward purchase commitments for equity securities.  These amounts are included in the tables below.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At September 30, 2021, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $ 1,776,500 and open TBA and other forward MBS sale agreements in the notional amount of $ 1,829,500. At December 31, 2020, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,706,834 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,809,550.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. At   September 30, 2021, the Company had open forward purchase commitments of $140 and open forward sale commitments of $0.  At December 31, 2020, the Company had open forward purchase commitments of $365 and open forward sale commitments of $0.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of September 30, 2021 and December 31, 2020, the Company had no outstanding foreign currency forward contracts.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of September 30, 2021 and December 31, 2020.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	September 30, 2021	December 31, 2020
TBAs and other forward agency MBS	Investments-trading	$10,872	$13,717
Other extended settlement trades	Investments-trading	1	-
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(10,310)	(11,822)
Equity derivatives	Other investments, at fair value	(22)	-
Equity derivatives	Other investments, sold not purchased	(18)	(233)
		$523	$1,662

The following tables present the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Other extended settlement trades	Revenue-net trading	$(19)	$(1)
TBAs and other forward agency MBS	Revenue-net trading	1,160	2,111
Equity derivatives	Principal transactions and other income	195	-
		$1,336	$2,110

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Other extended settlement trades	Revenue-net trading	$1	$(14)
TBAs and other forward agency MBS	Revenue-net trading	5,736	3,427
Equity derivatives	Principal transactions and other income	387	-
		$6,124	$3,413

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

 In October 2021, primarily due to reduced spreads in the repo market for GCF collateral, the Company decided to wind down this business.  As of September 30, 2021, the carrying value of the Company's reverse repurchase agreements and repurchase agreements are shown in the tables below.  The Company expects these balances to be reduced to zero prior to December 31, 2021.

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

Repo Information

At September 30, 2021 and December 31, 2020, the Company held reverse repos of $ 6,941,154 and $5,716,343, respectively, and the fair value of collateral received under reverse repos was $7,080,727  and $5,885,656, respectively.  As of  September 30, 2021 and December 31, 2020, the reverse repo balance was comprised of receivables collateralized by securities with 36  and 38 counterparties, respectively.

At September 30, 2021 and December 31, 2020, the Company held repos of $ 6,927,518 and $5,713,212, respectively, and the fair value of securities and cash pledged as collateral under repos was $6,988,423  and $5,768,018, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

Intraday and Overnight Lending Facility

In conjunction with the Company’s GCF repo business, on October 19, 2018, the Company and BONY entered into an intraday lending facility.  The lending facility allows for BONY to advance funds to JVB in order to facilitate the settlement of GCF repo transactions.  The total committed amount at September 30, 2021 was $75,000.  The current termination date of this facility is October 14, 2022. It is expected that this facility will terminate when the Company fully winds down the GCF repo business.

The BONY lending facility is structured so that advances are generally repaid before the end of each business day.  However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan.  Intraday loans accrue interest at an annual rate of 0.12%.  Interest is charged based on the number of minutes in a day the advance is outstanding.  Overnight loans are charged interest at the base rate plus 3% on a daily basis.  The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time.  For the nine months ended September 30, 2021, and for the year ended December 31, 2020, the Company received no advances under the intraday lending facility.

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

The gestation repo business has been and continues to be concentrated as to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of September 30, 2021 and December 31, 2020, the Company’s gestation reverse repos shown in the tables below represented balances from thirteen and eleven counterparties, respectively.  The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business (both gestation repo and GCF repo) was $11,566 and $35,066 for the three and nine months ended September 30, 2021, respectively. The total net revenue earned by the Company on its matched book repo business (both gestation repo and GCF repo) was $8,850 and $23,645 for the three and nine months ended September 30, 2020, respectively.

 Detail

The amounts in the table below are presented on a gross basis.

As of  September 30, 2021, the Company had outstanding reverse repos of $ 6,941,154 and repos of $ 6,927,518.  Included in these amounts are outstanding reverse repos of $1,363,206 and repos of  $2,583,295 where the FICC was the Company’s counterparty to the transaction and which were subject to a master netting arrangement.

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

SECURED BORROWINGS
(Dollars in Thousands)
September 30, 2021

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
U.S. government agency MBS (GCF repo)	$2,095,170	$1,500,075	$-	$-	$3,595,245
MBS (gestation repo)	572,848	2,753,877	-	-	3,326,725
SBA loans	5,548	-	-	-	5,548
	$2,673,566	$4,253,952	$-	$-	$6,927,518

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
U.S. government agency MBS (GCF repo)	$1,415,867	$1,412,702	$780,853	$-	$3,609,422
MBS (gestation repo)	574,276	2,757,456	-	-	3,331,732
	$1,990,143	$4,170,158	$780,853	$-	$6,941,154

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

The following table summarizes the activity and earnings in the Company’s investments that are accounted for under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Insurance SPACs	SPAC Sponsor Entities	Dutch Real Estate Entities	SPAC Series Funds	Total
January 1, 2021	$9,807	$104	$3,312	$259	$13,482
Investments / advances		706	0	1,321	2,027
Distributions / repayments	(3,958)	(1,539)	(74)	(50)	(5,621)
Earnings / (loss) realized	(1,092)	8,786	(179)	(3)	7,512
September 30, 2021	$4,757	$8,057	$3,059	$1,527	$17,400

	Insurance SPACs	SPAC Sponsor Entities	Dutch Real Estate Entities	SPAC Series Funds	Total
January 1, 2020	$3,222	$-	$577	$-	$3,799
Investments / advances	4,550	41	2,097	-	6,688
Distributions / repayments	-	-	-	-	-
Earnings / (loss) realized	(3,225)	(3)	517	-	(2,711)
September 30, 2020	$4,547	$38	$3,191	$-	$7,776

The Insurance SPACs represent the Company's consolidated subsidiaries equity method investments in various insurance SPACs.  The SPAC Sponsor Entities represent equity method investments in sponsor entities for SPACs that are not sponsored by the Company.  Dutch Real Estate Entities includes: (i) Amersfoot Office Investment I Cooperatief U. A. (“AOI”) is a company based in the Netherlands that invests in real estate and (ii) CK Capital Partners B.V. (“CK Capital”) is a company based in the Netherlands that manages investments in real estate.  See note 24.  Each of the SPAC Series Funds invests in the membership interests of an individual sponsor entity.  The Company manages these funds and serves as the general partner.  The Company invests in the SPAC Series Funds itself and also receives an allocation of the founder shares from each series fund that the Company invests in connection with its role as the general partner and manager.  Amounts paid by the Company in connection with receiving its allocation of founder shares are included in the table above along with the SPAC Sponsor Entities.

As of September 30, 2021, the Company's equity method investments in SPAC Sponsor Entities and SPAC Series Funds entitle it to an allocation of approximately 7.5 million founder shares in total representing investments in 21 SPACs.  See note 4 for a discussion of the founders share allocations related to the Insurance SPACs.

12.  GOODWILL

Goodwill consisted of the following.

GOODWILL
(Dollars in Thousands)

	September 30, 2021	December 31, 2020
AFN	$109	$109
JVB	-	-
Goodwill	$109	$109

Impairment of Goodwill

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. The spread of COVID-19 has caused significant volatility in domestic and international markets. The  volatility of the financial markets experienced since  March 2020, as a result of the COVID-19 pandemic has caused the Company to operate JVB at a lower level of leverage than prior to the pandemic. The financial market volatility, as well as the reduction in volumes in the GCF repo and TBA businesses, that resulted from COVID-19 required the Company to reassess the goodwill it had recorded related to JVB under the guidance of ASC 350.  The Company determined that the fair value of JVB was less than the carrying value (including the goodwill).  As a result, the Company recorded an impairment loss of $7,883 for the nine months ended September 30, 2020.  The impairment loss is included in the consolidated statements of operations as impairment of goodwill and is reflected as a component of operating expense.

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

Rent expense is recognized on a straight-line basis over the lease term and is included in business development, occupancy, and equipment expense.

As of  September 30, 2021, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 7.1 years.  The weighted average discount rate for the leases was 4.63%.

Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES
(Dollars in Thousands)

As of September 30, 2021
2021 - remaining	$481
2022	1,726
2023	1,991
2024	1,961
2025	1,772
Thereafter	5,311
Total	13,242
Less imputed interest	(2,055)
Lease obligation	$11,187

During the nine months ended September 30, 2021 and 2020, total cash payments of $1,040  and $1,187, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets. For the three and nine months ended September 30, 2021 , rent expense, net of sublease income of  $40 and $153, respectively was $435 and $1,189 , respectively.  For the three and nine months ended September 30, 2020, rent expense, net of sublease income of  $82 and  $238, respectively, was  $371 and  $1,134 , respectively.

14.  OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other receivables consisted of the following.

OTHER RECEIVABLES
(Dollars in Thousands)

	September 30, 2021	December 31, 2020
Cash collateral due from counterparties	$12,073	$225
Asset management fees receivable	888	879
Accrued interest receivable and dividend receivable	1,425	2,275
Revenue share receivable	247	125
Miscellaneous other receivables	335	425
Other receivables	$14,968	$3,929

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

Asset management fees receivable are of a routine and short-term nature.  These amounts are generally accrued monthly and paid on a monthly or quarterly basis.  Accrued interest and dividends receivable represent interest and dividends accrued on the Company’s investment securities included as a component of investments-trading or other investments, at fair value. Interest payable on securities sold, not yet purchased is included as a component of accounts payable and other liabilities in the table entitled Accounts Payable and Other Liabilities below.  Revenue share receivable represents the amount due to the Company for the Company’s share of a revenue arrangement generated from an entity in which the Company receives a share of the entity’s revenue. Miscellaneous other receivables represent other receivables that are of a short-term nature.

Other assets consisted of the following.

OTHER ASSETS
(Dollars in Thousands)

	September 30, 2021	December 31, 2020
Deferred costs	$274	$248
Prepaid expenses	1,287	964
Deposits	481	398
Miscellaneous other assets	260	255
Furniture, equipment, and leasehold improvements, net	1,220	799
Intangible assets	166	166
Other assets	$3,688	$2,830

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

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	September 30, 2021	December 31, 2020
Accounts payable	$97	$162
Redeemable financial instruments accrued interest	429	316
Accrued income tax	499	99
Accrued interest payable	570	630
Accrued interest on securities sold, not yet purchased	372	435
Payroll taxes payable	1,799	1,048
Counterparty cash collateral	40,465	41,119
Accrued expense and other liabilities	4,324	2,442
Accounts payable and other liabilities	$48,555	$46,251

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

Consolidated VIEs

The Company determined it was the primary beneficiary of several VIEs and therefore, has consolidated them.  The following table provides certain information regarding the consolidated VIEs:

	As of September 30, 2021	As of December 31, 2020
Cash and cash equivalents	$150	$270
Receivables	-	2,112
Other investments, at fair value	5,240	36,395
Investment in equity method affiliates	4,756	9,805
Non-controlling interest	(7,543)	(27,805)
Investment in consolidated VIEs	$2,603	$20,777

  The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in consolidated VIEs shown in the table above plus certain obligations the Company has to fund additional working capital to the equity method investees of certain of the consolidated VIEs.  The total amount of working capital commitment was $810 and $1,560 as of   September 30, 2021  and December 31, 2020, respectively.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  September 30, 2021, and December 31, 2020, there were $0 and $1,567, respectively, of unfunded commitments to VIEs that the Company has invested in.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three and nine months ended September 30, 2021 and 2020 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2021 and December 31, 2020.  See table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 17) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at September 30, 2021 and December 31, 2020.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	As of September 30, 2021	As of December 31, 2020
Other Investments, at fair value	$5,516	$2,548
Investments in equity method affiliates	9,584	363
Maximum exposure	$15,100	$2,911

16.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in Thousands)

	As of September 30, 2021	As of December 31, 2020
JKD Capital Partners I LTD	$7,957	$7,957
DGC Trust/CBF	-	4,000
	$7,957	$11,957

DGC Trust/ CBF Amendments

On September 29, 2017, the Operating LLC entered into an investment agreement with CBF (the "CBF Investment Agreement"), pursuant to which CBF agreed to invest $8,000 into the Operating LLC.  On September 25, 2020, the Operating LLC and CBF entered into Amendment No. 3 to CBF Investment Agreement, which amended the CBF Investment Agreement (i) to extend the date thereunder pursuant to which the Company or CBF could cause a redemption of the Investment Amount from September 27, 2020 to January 1, 2021, and (ii) to state that no such redemption by the Company could be in violation of any loan agreement to which the Company was then a party.

On September 29, 2017, the Operating LLC entered into an investment agreement with the DGC Family Fintech Trust (the "DGC Trust"), a trust established by Daniel G. Cohen (the "DGC Trust Investment Agreement"), pursuant to which the DGC Trust agreed to invest $2,000 into the Operating LLC.  On September 30, 2020, the Company redeemed the DGC Trust Investment Agreement in full by making payment of $2,000.

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

17. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

	As of	As of	Interest
Description	September 30, 2021	December 31, 2020	Rate Terms	Interest (4)	Maturity
Non-convertible debt:
12.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	12.00%	January 2022
12.00% senior note (the "2019 Senior Note")	-	2,400	Fixed	12.00%	September 2021 (1)
PPP Loan	-	2,166	Fixed	1.00%	May 2022 (5)
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	15,000	15,000	Fixed	8.00%	March 2022 (2)
Less unamortized debt issuance costs	(154)	(401)
	14,846	14,599
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	4.13%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	4.28%	March 2035
Less unamortized discount	(24,299)	(24,690)
	23,826	23,435

ByLine Bank	-	-	Variable	NA	October 2021
FT Financial Bank N.A. Credit Facility	-	-	Variable	NA	NA
Total	$43,172	$47,100

(1)

On September 25, 2019, the Company amended the previously outstanding 2013 Convertible Notes, which were scheduled to mature on September 25, 2019.  The material terms and conditions of the 2013 Convertible Notes remained substantially the same, except that (i) the maturity date changed from September 25, 2019 to September 25, 2020; (ii) the conversion feature in the 2013 Convertible Notes was removed; (iii) the interest rate changed from 8% per annum (9% in the event of certain events of default) to 12% per annum (13% in the event of certain events of default); and (iv) the restrictions regarding the prepayment were removed.  The post amendment notes are referred to herein as the “2019 Senior Notes” and the pre-amendment notes are referred to herein as the “2013 Convertible Notes.” On September 25, 2020, the 2019 Senior Notes were amended again to extend the maturity date from September 25, 2020 until September 25, 2021.The Company fully paid and extinguished the 2019 Notes on September 24, 2021.See discussion below entitled "The 2019 Senior Notes".

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

(3)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of September 30, 2021 on a combined basis was 11.24% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(4)	Represents the interest rate in effect as of the last day of the reporting period.
(5)	The Company received notice on June 21, 2021 that the PPP loan application for forgiveness was approved and the remaining balance was paid off. See discussion below.

The 2020 Senior Notes

On January 31, 2020, the Operating LLC entered into a note purchase agreement with JKD Capital Partners I LTD, a New York corporation (“JKD Investor”), and RN Capital Solutions LLC, a Delaware limited liability company (“RNCS”).  The JKD Investor is owned by Jack DiMaio, the vice chairman of the Company’s board of directors and the Operating LLC’s board of managers, and his spouse.  Pursuant to the note purchase agreement, JKD Investor and RNCS each purchased a senior promissory note in the principal amount of $2,250 (for an aggregate investment of $4,500).  The senior promissory notes bear interest at a fixed rate of 12% per annum and mature on January 31, 2022.  On February 3, 2020, pursuant to the note purchase agreement, the Operating LLC used the proceeds received from the issuance of the senior promissory notes to repay in full all amounts outstanding under the senior promissory note, dated September 25, 2019, issued by the Company to Pensco Trust Company, Custodian fbo Edward E. Cohen IRA in the principal amount of $4,386 (the “Cohen IRA Note”).  The Cohen IRA Note is included as a portion of the 2019 Senior Notes outstanding as of December 31, 2020.  The Cohen IRA Note was fully paid and extinguished on February 3, 2020.  Subsequent to this repayment, $2,400 of the 2019 Senior Notes remain outstanding. On September 25, 2020, the Company amended and restated the 2019 Senior Notes to extend the maturity date of the remaining $2,400 to  September 25, 2021. See discussion entitled "The 2019 Senior Notes" below.

The 2019 Senior Notes

On September 25, 2019, the Company amended and restated the previously outstanding 2013 Convertible Notes, which were scheduled to mature on September 25, 2019.  The material terms and conditions of the 2013 Convertible Notes remained substantially the same, except that (i) the maturity date was changed from September 25, 2019 to September 25, 2020; (ii) the conversion feature in the 2013 Convertible Notes was removed; (iii) the interest rate was changed from 8% per annum (9% in the event of certain events of default) to 12% per annum (13% in the event of certain events of default); and (iv) the restrictions regarding prepayment were removed.  The post amendment notes are referred to herein as the “2019 Senior Notes” and the pre-amendment notes are referred to herein as the “2013 Convertible Notes”. On September 25, 2020, the 2019 Senior Notes were amended again to extend the maturity date from September 25, 2020 until September 25, 2021.  All other material terms and conditions of the 2019 Convertible Notes remained substantially the same.  The Company fully paid and extinguished the 2019 Notes on September 24, 2021.

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

PPP Loan

On May 1, 2020, the Company applied for and received a $2,166 loan (the "PPP Loan") under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.  The Company carefully considered the eligibility requirements for PPP loans as well as supplemental guidance regarding the PPP beyond the applicable statute issued from time to time by government agencies and certain government officials. The Company was eligible for a PPP Loan because it had fewer than 100 employees at the time of the loan. Further, although the Company is public and listed on the NYSE American stock exchange, the Company’s market capitalization is small, and the Company believes that it did not have access to the public capital markets at the time.

The PPP Loan was evidenced by a promissory note between the Company and FT Financial. The PPP Loan bore interest at a fixed rate of 1% per year, with the first six months of interest deferred, had a term of two year and could be prepaid at any time without payment of any premium.  The PPP Loan was unsecured but guaranteed by the U.S. Small Business Association. On September 23, 2020, the Company applied for forgiveness of the PPP Loan.  On June 21, 2021, the Company received notification that the U.S. Small Business Administration, as administrator of the PPP, had approved the Company’s PPP Loan forgiveness application for $2,127 and all accrued interest on the PPP Loan, leaving the Company with a remaining PPP Loan balance of $39. The PPP Loan forgiveness was recorded to other non-operating income on the consolidated statements of operations and comprehensive income.  The Company repaid the remaining balance, plus accrued interest, on June 25, 2021, at which point the PPP Loan balance was reduced to zero.

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

In addition, on the Byline Effective Date, JVB and the Lender entered into a Revolving Note and Cash Subordination Agreement (the “Byline Revolving Note and Cash Subordination Agreement,” and, together with the Byline Loan Agreement, the “Byline Credit Facility”), pursuant to which, among other things, the Lender agreed to make loans at JVB’s request from time to time in the aggregate amount of up to $17,500. The Byline Credit Facility replaced the previous outstanding facility with FT Bank (see the “FT Bank Credit Facility” below).

Loans (both principal and interest) made by the Lender to JVB under the Byline Loan Agreement and the Byline Revolving Note and Cash Subordination Agreement are scheduled to mature and become immediately due and payable in full on October 28, 2022.  In addition, loans may be made under the Byline Loan Agreement and the Byline Revolving Note and Cash Subordination Agreement until October 28, 2022 and October 28, 2021, respectively. As of  September 30, 2021, the Company had not drawn on the Byline Credit Facility.  However, the Company intends to extend the Byline Credit Facility, and, as the Byline Revolving Note and Cash Subordination Agreement does not allow for additional draws after October 28, 2021, the Company drew the full amount of $17,500 on October 27, 2021.  The Company intends to repay the $17,500 once a new loan agreement has been executed.

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

The Byline Credit Facility also includes customary covenants for a transaction of this type, including covenants limiting the indebtedness that can be incurred by JVB and Holdings LP and restricting JVB’s ability to make certain loans and investments. Additionally, JVB may not permit (i) JVB’s tangible net worth to be less than $80,000 at any time from October 29, 2020 through December 31, 2021, and $85,000 at any time thereafter; and (ii) JVB’s excess net capital to be less than $40,000 at any time. JVB and each guarantor under the Byline Credit Facility are also limited in their ability to repay certain of their existing outstanding indebtedness.  As of  September 30, 2021, the Company was in compliance with all of the financial covenants.

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

Interest Expense, net

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Junior subordinated notes	$652	$660	$1,951	$2,233
2020 Senior Notes	136	137	404	360
2017 Convertible Note	388	379	1,144	1,123
2013 Convertible Notes / 2019 Senior Notes	67	73	210	264
2018 FT LOC/2019 FT Revolver/Byline Credit Facility	67	345	198	859
Redeemable Financial Instrument - DGC Trust / CBF	-	124	197	1,271
Redeemable Financial Instrument - JKD Capital Partners I LTD	421	233	1,423	1,633
Redeemable Financial Instrument - ViaNova Capital Group, LLC	-	1	-	(105)
	$1,731	$1,952	$5,527	$7,638

18. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the nine months ended September 30, 2021 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2020	1,038,963
Issuance of Common Stock	300,859
Vesting of shares	58,649
Shares withheld for employee taxes and retired	(21,777)
Repurchase and retirement of Common Stock	(49,544)
September 30, 2021	1,327,150

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every ten shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock issued and outstanding as of September 30, 2021. For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the Company’s board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $0.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible Preferred Stock (“Series F Preferred Stock”).  Pursuant to the Securities Purchase Agreement (the “SPA”), dated December 30, 2019, by and among the Company, the Operating LLC, Daniel G. Cohen, and the DGC Trust, the Company issued 12,549,273 Series F Preferred Stock to Daniel G. Cohen and 9,880,268 Series F Preferred Stock to the DGC Trust. The Series F Preferred Stock have substantially the same rights as the Series E Preferred Stock.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote, together as a single class on all matters with respect to which a vote of the stockholders of the Company is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to one vote for every ten shares of Series F Preferred Stock on each matter submitted to the holders for their vote.  As of  September 30, 2021, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  See Non-Controlling Interest/ - Securities Purchase Agreement – Purchase of IMXI shares below. For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

During the nine months ended September 30, 2021, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the amount of units surrendered (net of receipts) by Cohen & Company Inc.

Operating LLC
Membership Units
Units issued from issuance of Common Stock	3,008,590
Other units related to UIS Agreement	368,720
Units surrendered from retirement of Common Stock	(495,440)
Total	2,881,870

The Company recognized a net decrease in additional paid in capital of $2,023 and a net decrease in AOCI of $9 with an offsetting increase in non-controlling interest of  $2,032 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Net income / (loss) attributable to Cohen & Company Inc.	$7,651	$(546)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company, Inc. paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	(2,023)	(417)
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$5,628	$(963)

Repurchases of Shares and Retirement of Treasury Stock

On December 21, 2020 and August 31, 2020, the Company entered into letter agreements (the “December 2020 Letter Agreement”, and the "August 2020 Letter Agreement", respectively and together, the "10b5-1 Plan").  The December 2020 Letter Agreement and the August 2020 Letter Agreement were entered into with Piper Sandler & Co. (the "Agent").  The December 2020 Letter Agreement authorized the Agent to use reasonable efforts to purchase, on the Company’s behalf, up to an aggregate maximum amount of $1,000 of Common Stock on any day that the NYSE American Stock Exchange was open for business. The December 2020 Letter Agreement was effective from December 23, 2020 until July 28, 2021, at which time the aggregate maximum purchase authorization thereunder was reached.  The August 2020 Letter Agreement authorized the Agent to use reasonable efforts to purchase, on the Company’s behalf, up to an aggregate maximum of amount $2,000 of Common Stock on any day that the NYSE American Stock Exchange was open for business. The August 2020 Letter Agreement was effective from August 31, 2020 until November 19, 2020, at which time the aggregate maximum purchase authorization thereunder was reached. The 10b5-1 Plan was designed to comply with Rule 10b5-1 under the Exchange Act.   During the three and nine months ended September 30, 2021, the Company repurchased 10,490 and 49,544 shares of Common Stock in the open market pursuant to the 10b5-1 Plan for a total purchase price of $187 and $857, respectively.  During the three and nine months ended September 30, 2020, the Company repurchased 42,600 shares in the open market pursuant to the 10b5-1 Plan for a total purchase price of $746.

All of the purchases above were completed using cash on hand.

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

During the three and nine months ended September 30, 2021, the Company sold 198,700 and 300,859 shares, respectively, in the open market pursuant to the Equity Distribution Agreement for a total net sale price of $6,403 and $9,076, respectively.  Pursuant to the Equity Agreement and General Instruction I.B. 6 of Form S-3, no additional shares will be sold under the Equity Distribution Agreement and the Equity Distribution Letter Agreement for the remainder of 2021.

Non-Controlling Interest

ROLLFORWARD OF NON-CONTROLLING INTERESTS

(Dollars in Thousands)

	Operating LLC	Insurance SPAC Sponsor Entities	Insurance SPAC II Sponsor Entities	Insurance SPAC III Sponsor Entities	Other Consolidated Subsidiaries	Total
December 31, 2020	$29,723	$16,686	$4,295	$5,416	$1,408	$57,528
Non-controlling interest share of income / (loss)	20,301	3,559	17,644	(507)	(2,859)	38,138
OCI	(228)	-	-	-	-	(228)
Acquisition / (surrender) of additional units of consolidated subsidiary	2,032	-	-	-	-	2,032
Equity-based compensation	1,194	-	13,068	-	-	14,262
Shares withheld for employee taxes	(276)	-	-	-	-	(276)
Dividends/distributions	(725)	-	-	-	-	(725)
Contributions	-	-	-	8	9,544	9,552
Distributions	-	(20,245)	(35,007)	-	(5,617)	(60,869)
September 30, 2021	$52,021	$-	$-	$4,917	$2,476	$59,414

19. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.  As of September 30, 2021,  JVB's minimum required net capital was $260, and actual net capital was $78,349, which exceeded the minimum requirements by $78,089.

CCFEL, a subsidiary of the Company regulated by the Central Bank of Ireland (“CBI”), is subject to certain regulatory capital requirements in accordance with the Capital Requirements Regulation 575/2013 and applicable CBI requirements.  As of September 30, 2021, the total minimum required net capital was $917, and actual net capital in CCFEL was $2,007, which exceeded the minimum requirements by $1,090 and CCFEL was in compliance with the net liquid capital provisions.

20. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income / (loss) attributable to Cohen & Company Inc.	$(3,429)	$1,655	$7,651	$(546)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	(11,221)	2,542	20,301	(2,874)
Add: Interest expense incurred on dilutive convertible notes	-	379	882	-
Add / (deduct): Adjustment (2)	237	1,503	(1,179)	1,536
Net income / (loss) on a fully converted basis	$(14,413)	$6,079	$27,655	$(1,884)

Weighted average common shares outstanding - Basic	1,314,554	1,146,941	1,140,149	1,151,321
Unrestricted Operating LLC membership units exchangeable into Cohen & Company, Inc. shares (1)	2,855,767	2,802,863	2,849,889	2,799,842
Restricted units or shares	-	131,296	187,726	-
Shares issuable upon conversion of dilutive convertible notes	-	1,034,483	1,034,483	-
Weighted average common shares outstanding - Diluted (3)	4,170,321	5,115,583	5,212,247	3,951,163

Net income / (loss) per common share - Basic	$(2.61)	$1.44	$6.71	$(0.47)

Net income / (loss) per common share - Diluted	$(3.46)	$1.19	$5.31	$(0.48)

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

(3)	Potentially diluted securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
2017 Convertible Note	1,034,483	-	-	1,034,483
Restricted Common Stock	102,038	-	-	37,572
Restricted Operating LLC units	77,540	-	-	29,144
	1,214,061	-	-	1,101,199

21. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

On October 8, 2021, Cohen & Company, Ltd., an Ohio limited liability company, as plaintiff, filed a complaint with the United States District Court, Eastern District of Pennsylvania, under the caption Cohen & Company, Ltd. v. Cohen & Company Inc., alleging that Cohen & Company, Inc., as defendant, has been using the “Cohen & Company” trademark and business name, which allegedly infringes and unfairly competes with the plaintiff’s registered trademarks “Cohen & Company” and “Cohen & Co,” in violation of applicable federal and state trademark laws and regulations.  Pursuant to the complaint, the plaintiff has demanded that the defendant be permanently enjoined from using the “Cohen & Company” trademark and business name in connection with its business, pay to the plaintiff statutory damages, attorneys’ fees and costs and other damages, and pay over to plaintiff all gains, profits and advantages realized by the defendant from its allegedly unlawful acts and omissions.  As of the date of this Quarterly Report on Form 10-Q, the Company has not been served and therefore has not submitted its response to the complaint described above but, if served, intends to vigorously defend itself against the allegations set forth therein.

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

SEGMENT INFORMATION

Statement of Operations Information

Nine Months Ended September 30, 2021

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$54,181	$-	$-	$54,181	$-	$54,181
Asset management	-	5,787	-	5,787	-	5,787
New issue and advisory	11,527	-	-	11,527	-	11,527
Principal transactions and other income	(4)	525	47,310	47,831	-	47,831
Total revenues	65,704	6,312	47,310	119,326	-	119,326
Compensation	30,476	4,201	13,415	48,092	13,322	61,414
Other Operating Expense	10,093	1,445	174	11,712	3,946	15,658
Impairment of goodwill	-	-	-	-	-	-
Total operating expenses	40,569	5,646	13,589	59,804	17,268	77,072
Operating income (loss)	25,135	666	33,721	59,522	(17,268)	42,254
Interest income (expense)	(198)	-	-	(198)	(5,329)	(5,527)
Income (loss) from equity method affiliates	-	(179)	7,691	7,512	-	7,512
Other non-operating income	-	-	-	-	2,127	2,127
Income (loss) before income taxes	24,937	487	41,412	66,836	(20,470)	46,366
Income tax expense (benefit)	-	-	-	-	577	577
Net income (loss)	24,937	487	41,412	66,836	(21,047)	45,789
Less: Net income (loss) attributable to the non-controlling interest	-	(5)	17,841	17,836	20,302	38,138
Net income (loss) attributable to Cohen & Company Inc.	$24,937	$492	$23,571	$49,000	$(41,349)	$7,651

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$1	$2	$-	$3	$255	$258

SEGMENT INFORMATION Statement of Operations Information
Nine Months Ended September 30, 2020

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$55,524	$-	$-	$55,524	$-	$55,524
Asset management	-	4,938	-	4,938	-	4,938
New issue and advisory	500	-	-	500	-	500
Principal transactions and other income	6	365	2,412	2,783	-	2,783
Total revenues	56,030	5,303	2,412	63,745	-	63,745
Compensation	29,840	3,262	-	33,102	3,321	36,423
Other Operating Expense	9,309	1,654	152	11,115	3,771	14,886
Impairment of goodwill	7,883	-	-	7,883	-	7,883
Total operating expenses	47,032	4,916	152	52,100	7,092	59,192
Operating income (loss)	8,998	387	2,260	11,645	(7,092)	4,553
Interest (expense) income	(754)	-	-	(754)	(6,884)	(7,638)
Income (loss) from equity method affiliates	-	517	(3,228)	(2,711)	-	(2,711)
Income (loss) before income taxes	8,244	904	(968)	8,180	(13,976)	(5,796)
Income tax expense (benefit)	-	-	-	-	(623)	(623)
Net income (loss)	8,244	904	(968)	8,180	(13,353)	(5,173)
Less: Net income (loss) attributable to the non-controlling interest	-	-	(1,753)	(1,753)	(2,874)	(4,627)
Net income (loss) attributable to Cohen & Company Inc.	$8,244	$904	$785	$9,933	$(10,479)	$(546)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$13	$2	$-	$15	$234	$249

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended September 30, 2021

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$16,599	$-	$-	$16,599	$-	$16,599
Asset management	-	1,856	-	1,856	-	1,856
New issue and advisory	8,838	-	-	8,838	-	8,838
Principal transactions and other income	(3)	251	(20,957)	(20,709)	-	(20,709)
Total revenues	25,434	2,107	(20,957)	6,584	-	6,584
Compensation	11,200	1,540	155	12,895	7,682	20,577
Other Operating Expense	3,362	456	130	3,948	1,177	5,125
Impairment of goodwill	-	-	-	-	-	-
Total operating expenses	14,562	1,996	285	16,843	8,859	25,702
Operating income (loss)	10,872	111	(21,242)	(10,259)	(8,859)	(19,118)
Interest income (expense)	(67)	-	-	(67)	(1,664)	(1,731)
Income (loss) from equity method affiliates	-	(96)	2,954	2,858	(1)	2,857
Other non-operating income	-	-	-	-	-	-
Income (loss) before income taxes	10,805	15	(18,288)	(7,468)	(10,524)	(17,992)
Income tax expense (benefit)	-	-	-	-	(248)	(248)
Net income (loss)	10,805	15	(18,288)	(7,468)	(10,276)	(17,744)
Less: Net income (loss) attributable to the non-controlling interest	-	-	(3,094)	(3,094)	(11,221)	(14,315)
Net income (loss) attributable to Cohen & Company Inc.	$10,805	$15	$(15,194)	$(4,374)	$945	$(3,429)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$-	$-	$-	$90	$90

SEGMENT INFORMATION Statement of Operations Information
Three Months Ended September 30, 2020

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$16,957	$-	$-	$16,957	$-	$16,957
Asset management	-	1,631	-	1,631	-	1,631
New issue and advisory	500	-	-	500	-	500
Principal transactions and other income	-	151	2,617	2,768	-	2,768
Total revenues	17,457	1,782	2,617	21,856	-	21,856
Compensation	8,880	1,051	-	9,931	1,034	10,965
Other Operating Expense	3,074	583	50	3,707	1,112	4,819
Impairment of goodwill	-	-	-	-	-	-
Total operating expenses	11,954	1,634	50	13,638	2,146	15,784
Operating income (loss)	5,503	148	2,567	8,218	(2,146)	6,072
Interest (expense) income	(345)	-	-	(345)	(1,607)	(1,952)
Income (loss) from equity method affiliates	-	217	(1,588)	(1,371)	-	(1,371)
Income (loss) before income taxes	5,158	365	979	6,502	(3,753)	2,749
Income tax expense (benefit)	-	-	-	-	(594)	(594)
Net income (loss)	5,158	365	979	6,502	(3,159)	3,343
Less: Net income (loss) attributable to the non-controlling interest	-	-	(854)	(854)	2,542	1,688
Net income (loss) attributable to Cohen & Company Inc.	$5,158	$365	$1,833	$7,356	$(5,701)	$1,655

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$4	$1	$-	$5	$80	$85

BALANCE SHEET DATA
As of September 30, 2021
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$7,296,183	$2,081	$69,651	$7,367,915	$52,375	$7,420,290

Included within total assets:
Investments in equity method affiliates	$-	$-	$17,400	$17,400	$-	$17,400
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
December 31, 2020
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$6,049,599	$1,540	$72,292	$6,123,431	$25,948	$6,149,379

Included within total assets:
Investments in equity method affiliates	$-	$-	$13,482	$13,482	$-	$13,482
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total Revenues:
United States	$4,809	$20,796	$114,984	$61,194
Europe & Other	1,775	1,060	4,342	2,551
Total	$6,584	$21,856	$119,326	$63,745

Long-lived assets attributable to an individual country, other than the United States, are not material.

23. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $4,768 and  $7,225 for the nine months ended September 30, 2021 and 2020, respectively.

The Company paid income taxes of $166 and $195 for the nine months ended September 30, 2021 and 2020, respectively. The Company received income tax refunds of $96 and $12 for nine months ended September 30, 2021 and 2020. respectively.

For the nine months ended September 30, 2021, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net surrendered units of membership interests in the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $2,023, a net decrease of $9 in AOCI, and an  increase of $2,032 in non-controlling interest.

●	The Company recorded a decrease of $2,103 in due from related party, a corresponding increase of $701 in other investments at fair value, and a corresponding decrease of $1,402 to non-controlling interest, all as a result an in-kind distribution of incremental LP interests, from the 2020 performance fee earned, to all the members of Vellar GP, including the Company.
●	The Company recorded a decrease of $3,958 in equity method affiliates and a $31,049 decrease in other investments, at fair value and a corresponding decrease in non-controlling interest resulting from an in-kind distribution from Insurance SPAC II.
●	The Company recorded a decrease in other investments at fair value of $20,119 and a corresponding decrease in non-controlling interest resulting from an in-kind distribution from Insurance SPAC.
●	The Company recorded a decrease in investments in equity method affiliates of $1,352 and an increase in other investments at fair value of $1,352 resulting from an in-kind distribution from an equity method affiliate.
●	The Company recorded a decrease in other investments at fair value of $2,415 and a decrease in non-controlling interest of $2,415 resulting from an in-kind distributions from other consolidated subsidiaries.

For the nine months ended September 30, 2020, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net surrendered units of membership interests in the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $417, a net increase of $25 in AOCI, and an increase of $392 in non-controlling interest.  See note 18.

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

The following table shows the impact of changes in these collateral deposits had on our cash flows in each period presented:

	Nine Months Ended September 30,
	2021	2020
Collateral deposit end of period	$40,465	$125,294
Less: Collateral deposit beginning of period	41,119	9,524
Impact to cash flow from operations	$(654)	$115,770

24. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the nine months ended September 30, 2021 and 2020. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. The Bancorp, Inc. (“TBBK”)

TBBK is identified as a related party because Daniel G. Cohen was chairman of TBBK through October 31, 2021.  Thereafter, TBBK will no longer be treated as a related party to the Company.

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

From time to time, the Company will enter into repo agreements with TBBK as its counterparty.  As of September 30, 2021 and December 31, 2020, the Company had no repo agreements with TBBK as counterparty.  For the three and nine months ended September 30, 2021, and 2020, the Company incurred no interest expense related to repos with TBBK as its counterparty.

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

EBC has been identified as a related party because Daniel G. Cohen is a trustee of EBC and has sole voting power with respect to all shares of the Company held by EBC.  In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company.  The Company issued $2,400 in principal amount of the 2013 Convertible Notes and $1,600 of Common Stock to EBC. See note 20 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  On September 25, 2019, the 2013 Convertible Notes were amended and restated by the 2019 Senior Notes.  On September 25, 2020 the 2019 Senior Notes were amended again to extend their maturity date until September 25, 2021.The Company fully paid and extinguished the 2019 Notes on September 24, 2021.  See note 17. The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at the end of this section.

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

G. FinTech Masala, LLC

FinTech Masala, LLC (formerly Bezuco Capital, LLC) is a related party because Betsy Cohen, the mother of Daniel G. Cohen, is a member of FinTech Masala, LLC.  Daniel G. Cohen is also a member of Fintech Masala, LLC.  The Company engaged Betsy Cohen on behalf of FinTech Masala, LLC as a consultant to provide certain services related to the Insurance SPAC. The Company agreed to pay a consultant fee of $1 per month, which commenced July 1, 2019 and continued through the Insurance SPAC Merger.  Betsy Cohen made a $2 investment in the Insurance SPAC Sponsor Entities in March 2019 which is included as a component of non-controlling interest in the consolidated balance sheet at December 31, 2020.  The expense incurred by the Company for the consulting services provided by FinTech Masala, LLC are included within professional fees and operating expense in the consolidated statements of operations and comprehensive income and are disclosed in the table below.

The Company engaged Betsy Cohen on behalf of FinTech Masala, LLC as a consultant to provide certain services related to the Insurance SPAC II. The Company agreed to pay a consultant fee of $1 per month, which commenced on October 1, 2020, and continued through February 2021.  Betsy Cohen made a $1 investment in the Insurance SPAC II Sponsor Entities which is included as a component of non-controlling interest in the consolidated balance sheet at December 31, 2020.  The expense incurred by the Company for the consulting services provided by FinTech Masala, LLC is included within professional fees and operating expense in the consolidated statements of operations and comprehensive income and are disclosed in the table below.

The Company engaged Betsy Cohen on behalf of FinTech Masala, LLC as a consultant to provide certain services related to the Insurance SPAC III. The Company agreed to pay a consultant fee of $1 per month, which commenced on December 1, 2020, and continues through  (i) the date that is thirty days following the closing of the Insurance SPAC III ’s Initial Business Combination and (ii) the date on which the Company or Betsy Cohen terminates the consulting agreement.  Betsy Cohen made a $1 investment in the Insurance SPAC III Sponsor Entities which is included as a component of non-controlling interest in the consolidated balance sheets.  The expense incurred by the Company for the consulting services provided by FinTech Masala, LLC is included within professional fees and operating expense in the consolidated statements of operations and comprehensive income and are disclosed in the table below.

H. Investment Vehicle and Other

FlipOs (previously Stoa USA, Inc.)

FlipOs is a related party because Daniel Cohen is a director. During 2021, the Company made investments of $317 in FlipOs.  The fair value of this investment in included in other investments, at fair value on the consolidated balance sheets; any realized and unrealized gains on this investment are included in principle transactions and other income on the consolidated statements of operations and comprehensive income. This amount is included in the table below.

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

Insurance SPAC III

Insurance SPAC III is a related party as it is an equity method investment of the Company.  The Operating LLC is the manager of the Insurance SPAC III Sponsor Entities and the Company consolidates the Insurance SPAC III Sponsor Entities. As of September 30, 2021 the Company owns 47.28% of the equity in Insurance SPAC III Sponsor Entities. Income earned, or loss incurred on the equity method investment in Insurance SPAC III is included in the table below.  The Operating LLC and Insurance SPAC III entered into an administrative services agreement, dated December 17, 2020, pursuant to which the Operating LLC and Insurance SPAC III agreed that, commencing on the date that Insurance SPAC III’s securities were first listed on the NASDAQ Capital Market through the earlier of Insurance SPAC III’s consummation of a business combination and its liquidation, Insurance SPAC III would pay the Operating LLC $20 per month for certain office space, utilities, and shared personnel support as may be requested by Insurance SPAC III.  Revenue earned by the Company from the administrative services agreement is included as part of principal transactions and other income in the tables below. The Company also agreed to lend Insurance SPAC III $810 for operating and acquisition related expenses, of which $250 was borrowed by Insurance SPAC III from the Company as of   September 30, 2021. See note 25.

SPAC Fund

The SPAC Fund is considered a related party because it is an equity method investment of the Company.  The Company has an investment in and a management contract with the SPAC Fund.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management in the tables below.  As of   September 30, 2021, the Company owned 1.71% of the equity of the SPAC Fund.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management and is shown in the tables below.  As of September 30, 2021, the Company owned 4.71% of the equity of the U.S. Insurance JV.

SPAC Series Funds

The SPAC Series Funds are considered related parties because they are equity method investments of the Company.  From time to time, the Company many also invest directly in the same sponsor entity that a SPAC Series Fund invests in.  As of   September 30, 2021, the Company owned 1.86% in SPAC Series Funds.  Income earned or loss incurred on the equity method investment in the SPAC Series Funds is included in the tables below.

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

Fintech Acquisition Corp. III ("FTAC III") was a SPAC.  The sponsor of FTAC III ("FTAC III Sponsor") is a related party because Daniel G. Cohen was the manager of the FTAC III Sponsor.  In December 2018, the Operating LLC entered into an agreement with FTAC III Sponsor whereby the Company provided certain accounting and administrative services and in exchange the Company received 23,300 founders shares of FTAC III.  The revenue earned on this arrangement is disclosed in Principal transactions and other income, SPAC Sponsor Entities in the tables below.

Fintech Acquisition Corp. IV ("FTAC IV") was a SPAC.  The sponsor of Fintech Acquisition Corp. IV ("FTAC IV Sponsor") is a related party as it is an equity method investment of the Company.  The Company made a sponsor investment in FTAC IV Sponsor, receiving an initial allocation of 86,427 founders shares of FTAC IV stock for $1.  In addition, on September 29, 2020, the Operating LLC entered into a letter agreement with FTAC IV Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC IV Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of an additional 19,945 founders shares of FTAC IV stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, SPAC Sponsor Entities in the tables below.

Fintech Acquisition Corp. V ("FTAC V") is a SPAC.  The sponsor of Fintech Acquisition Corp. V ("FTAC V Sponsor") is a related party as it is an equity method investment of the Company.  The Company made a sponsor investment in FTAC V Sponsor, receiving an initial allocation of 140,000 founder shares.  On December 14, 2020, the Operating LLC entered into a letter agreement with FTAC V Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC V Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC V stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, SPAC Sponsor Entities in the tables below.

FTAC Olympus Acquisition Corp ("FTAC Olympus") was a SPAC.  The sponsor of FTAC Olympus Acquisition Corp. ("FTAC Olympus Sponsor") is a related party as it is an equity method investment of the Company.  The Company made a sponsor investment in FTAC Olympus Sponsor, receiving an initial allocation of 395,970 founders shares of FTAC Olympus stock for $2.  In addition, on September 8, 2020, the Operating LLC entered into a letter agreement with FTAC Olympus Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Olympus Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of an additional 23,758 founders shares of FTAC Olympus stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, SPAC Sponsor Entities in the tables below.

FTAC Athena Acquisition Corp. ("FTAC Athena") is a SPAC.  The sponsor of FTAC Athena Acquisition Corp. ("FTAC Athena Sponsor") is a related party as it is an equity method investment of the Company.  On February 26, 2021, the Operating LLC entered into a letter agreement with FTAC Athena Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Olympus Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Athena stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, SPAC Sponsor Entities in the tables below.

FTAC Hera Acquisition Corp. ("FTAC Hera") is a SPAC.  The sponsors of FTAC Hera Acquisition Corp. ("FTAC Hera Sponsors") is a related party as it is an equity method investment of the Company.  On March 5, 2021, the Operating LLC entered into a letter agreement with FTAC Hera Sponsors whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Hera Sponsors for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Hera stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, SPAC Sponsor Entities in the tables below.

FTAC Parnassus Acquisition Corp. ("FTAC Parnassus") is a SPAC.  The sponsors of FTAC Parnassus Acquisition Corp. ("FTAC Parnassus Sponsors") is a related party as it is an equity method investment of the Company.  On March 15, 2021, the Operating LLC entered into a letter agreement with FTAC Parnassus Sponsors whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Parnassus Sponsors for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Parnassus stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, SPAC Sponsor Entities in the tables below.

The following tables display the routine transactions recognized in the consolidated statements of operations from the identified related parties that are described above.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Asset management
SPAC Fund	$305	$99	$812	$149
SPAC Series Funds	-	-	319	-
U.S. Insurance JV	155	100	350	281
	$460	$199	$1,481	$430
Principal transactions and other income
Insurance SPAC	$-	$30	$-	$90
Insurance SPAC II	-	20	40	20
Insurance SPAC III	60	-	180	-
FlipOS	1,805	-	1,805	-
SPAC Sponsor Entities	20	5	107	10
SPAC Fund	(39)	49	429	77
U.S. Insurance JV	16	22	275	(8)
	$1,862	$126	$2,836	$189
Income (loss) from equity method affiliates
Dutch Real Estate Entities	$(96)	$217	$(179)	$517
Insurance SPAC	-	(1,498)	-	(3,138)
Insurance SPAC II	-	(88)	(107)	(88)
Insurance SPAC III	(296)	-	(986)	-
SPAC Sponsor Entities	3,372	(2)	8,786	(2)
SPAC Series Funds	(123)	-	(2)	-
	$2,857	$(1,371)	$7,512	$(2,711)

Operating expense (income)
Duane Morris	$117	$206	$655	$856
FinTech Masala, LLC	(15)	(11)	(35)	(33)
	$102	$195	$620	$823
Interest expense (income)
CBF	$-	$94	$197	$971
DGC Trust	388	408	1,144	1,423
EBC	68	72	211	216
Edward E. Cohen IRA	-	-	-	48
JKD Investor	489	301	1,625	1,813
	$945	$875	$3,177	$4,471

 The following related party transactions are non-routine and are not included in the tables above.

K.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $58 and $225 for the three and nine months ended September 30, 2021 respectively.  Contributions made on behalf of the Company were $48 and $230 for the three and nine months ended September 30, 2020 respectively.

The Company leases office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio, Jr., the vice chairman of the Company’s board of directors.  The lease agreement automatically renews each in June unless it is terminated with 120 days' notice. The Company recorded $24 of rent expense related to this office space for the three months ended September 30, 2021 and 2020, respectively and $72 of rent expense for the nine months ended  September 30, 2021 and September 30, 2020, respectively.

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

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	September 30, 2021	December 31, 2020
CK Capital	$-	$147
U.S. Insurance JV	113	78
Insurance SPAC III	250	-
SPAC Fund	368	2,255
Employee & other	165	332
Due from related parties	$896	$2,812

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

●

Capital Markets:  Our Capital Markets business segment consists primarily of fixed income sales, trading, matched book repo financing, new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs and other forward agency MBS contracts, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We carry out our capital markets activities primarily through our subsidiaries: JVB in the United States and CCFEL in Europe.  A division of JVB, Cohen & Company Capital Markets is our full-service boutique investment banking platform focusing on SPAC advisory, capital markets advisory, and M&A advisory, with clients primarily in the financial technology (commonly referred to as "fintech") and SPAC spaces.

●

Asset Management:  Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of September 30, 2021, we had approximately $2.24 billion in assets under management (“AUM”) of which 55.7% was in CDOs. A substantial portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

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

A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.  We provide investment banking and advisory services in Europe through our subsidiary CCFEL and new issue and advisory services in the U.S. through our subsidiary JVB. A division of JVB, Cohen & Company Capital Markets is our full-service boutique investment banking platform focusing on SPAC advisory, capital markets advisory, and M&A advisory, with clients primarily in the financial technology (commonly referred to as "fintech") and SPAC spaces.  Currently, our primary source of new issue and advisory revenue is from originating assets for our U.S. and European insurance asset management business, and from investment banking and advisory services through our Cohen & Company Capital Markets platform.

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of September 30, 2021,  55.7% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

COVID 19 / Impairment of Goodwill

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. The spread of COVID-19 has caused significant volatility in domestic and international markets. There is on-going uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies.  While we cannot fully assess the impact COVID-19 will have on all of our operations at this time, there are certain impacts that we have identified:

●

The volatility of the financial markets experienced since March 2020 as a result of the COVID-19 pandemic, has caused us to operate JVB at a lower level of leverage than prior to the pandemic.  Specifically, JVB has reduced the size of its GCF repo operations and the volume of its TBA trading.  We have determined that at our pre-pandemic levels in these businesses, we were exposed to a higher level of counterparty credit risk than we should have and were experiencing too much volatility in our available liquidity to conservatively meet capital requirements and margin calls in these businesses.  We expect JVB to operate at lower volumes in both these businesses for an indefinite period of time, which could unfavorably impact the operating profitability of JVB.

●

The financial market volatility, as well as the reduction in volumes in the GCF repo and TBA businesses, that resulted from COVID-19 required us to reassess the goodwill we had recorded related to JVB under the guidance of ASC 350.  We determined that the fair value of JVB was less than the carrying value (including the goodwill).  As a result, we recorded an impairment loss of $7,883 in the nine months ended September 30, 2020.  See note 12 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.  See discussion below regarding wind down of GCF repo business.

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

Pursuant to the note purchase agreement, JKD Investor and RNCS each purchased a senior promissory note in the principal amount of $2,250 (for an aggregate investment of $4,500).  The senior promissory notes bear interest at a fixed rate of 12% per annum and mature on January 31, 2022.  On February 3, 2020, pursuant to the note purchase agreement, the Operating LLC used the proceeds received from the issuance of the senior promissory notes to the JKD Investor and RNCS to repay in full all amounts outstanding under the senior promissory note, dated September 25, 2019, issued by the Company to Pensco Trust Company, Custodian fbo Edward E. Cohen IRA in the principal amount of $4,386 (the “Cohen IRA Note”).  The Cohen IRA Note was included as a portion of the 2019 Senior Notes (as defined below) outstanding as of December 31, 2019.  The Cohen IRA Note was fully paid and extinguished on February 3, 2020.  Subsequent to this repayment, $2,400 of the 2019 Senior Notes remained outstanding and were held by EBC.  On September 25, 2020, the 2019 Senior Notes were amended to extend the maturity date of the remaining $2,400 to September 25, 2021.  On September 25, 2020, the Company amended and restated the 2019 Senior Notes to extend the maturity date of the remaining $2,400 to September 25, 2021.See note 17 to our financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the 2019 Senior Notes and the senior promissory notes issued to the JKD Investor and RNCS.

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

Insurance SPAC

The Operating LLC was the manager of Insurance Acquisition Sponsor, LLC (“IAS”) and Dioptra Advisors , LLC (“Dioptra” and, together with IAS, the “Insurance SPAC Sponsor Entities”).  The Insurance SPAC Sponsor Entities were sponsors of Insurance Acquisition Corp. ("Insurance SPAC"), a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

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

Subsequent to the closing of the Insurance SPAC Merger, any change in the fair value of the shares held by the Insurance SPAC Sponsor Entities has been recorded as a component of principal transactions and other income.  We concurrently recorded a corresponding non-controlling interest entry related to the Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC Sponsor Entities.  No adjustment is made to the equity-based compensation expense recorded as of the closing of the Insurance SPAC Merger.  Rather, all post-merger changes in value related to Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC Sponsor Entities are recorded as non-controlling interest expense.

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

The following table details the impact of all the entries associated with the Insurance SPAC during the three and nine months ended September 30, 2021.  This table excludes any tax impact.

	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
	Insurance SPAC Sponsor Entities	Operating LLC	Total	Insurance SPAC Sponsor Entities	Operating LLC	Total
Principal transactions and other income	$-	$(3,122)	$(3,122)	$7,380	$(6,379)	$1,001
Equity-based compensation	-	-	-	-	-	-
Other operating	(3)	-	(3)	(11)	-	(11)
Income / (loss) from equity method affiliates	-	-	-	-	-	-
Net income / (loss)	(3)	(3,122)	(3,125)	7,369	(6,379)	990
Less: Net loss / (income) attributable to the non-controlling interest - Operating LLC	-	-	-	(3,560)		(3,560)
Net income / (loss) - Operating LLC	(3)	(3,122)	(3,125)	3,809	(6,379)	(2,570)
Less: Net income / (loss) attributable to the convertible non-controlling interest	2	2,230	2,232	(2,721)	4,557	1,836
Net income / (loss) attributable to Cohen & Company Inc.	$(1)	$(892)	$(893)	$1,088	$(1,822)	$(734)

As of September 30, 2021, the Operating LLC's total investment in SFT is $12,918, which is included as a component of other investments, at fair value.  These values are broken out as follows:

Operating
Description	LLC
Shares freely tradeable	$1,841
Shares that will become freely tradeable at such time SFT's stock price is greater than $12.00 per share for any period of 20 trading days out of 30 consecutive trading days	2,780
Shares that will become freely tradeable at such time SFT's stock price is greater than $13.50 per share for any period of 20 trading days out of 30 consecutive trading days	2,771
Shares that will become freely tradeable at such time SFT's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days	2,767
Shares that will become freely tradeable at such time SFT's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days	2,759
Total	$12,918

SFTs closing share price on September 30, 2021 was $6.94 per share.  See note 4 to our financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Each placement unit consisted of one share of Insurance SPAC II Common Stock and one-third of one warrant (the “Insurance SPAC II Warrant”).  Each whole Insurance SPAC II Warrant entitled the holder to purchase one share of Insurance SPAC II common stock for $11.50 per share.  Of the 6,669,667 founders shares, (i) 1,569,333 founder shares were freely transferable and saleable at the closing as of the Insurance SPAC II Merger, (ii) 2,550,167 founder shares will become freely transferable and saleable at such time as MetroMile's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days; (iii) 2,550,167 founder shares will become freely transferable and saleable at such time as MetroMile's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days.

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

The following table details the impact of all the entries associated with the Insurance SPAC II during the three and nine months ended September 30, 2021.  This table excludes any tax impact.

	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
	Insurance SPAC II Sponsor Entities	Operating LLC	Total	Insurance SPAC II Sponsor Entities	Operating LLC	Total
Principal transactions and other income	$-	$(14,348)	$(14,348)	$56,720	$(10,687)	$46,033
Equity-based compensation	-	-	-	(13,068)	-	(13,068)
Other operating	(3)	-	(3)	(3)	-	(3)
Income / (loss) from equity method affiliates	-	-	-	(107)	-	(107)
Net income / (loss)	(3)	(14,348)	(14,351)	43,542	(10,687)	32,855
Less: Net loss / (income) attributable to the non-controlling interest - Operating LLC	-	-	-	(17,644)	-	(17,644)
Net income / (loss) - Operating LLC	(3)	(14,348)	(14,351)	25,898	(10,687)	15,211
Less: Net income / (loss) attributable to the convertible non-controlling interest	2	10,249	10,251	(18,499)	7,634	(10,865)
Net income / (loss) attributable to Cohen & Company Inc.	$(1)	$(4,099)	$(4,100)	$7,399	$(3,053)	$4,346

The Operating LLC's total investment in MetroMile of $7,878 is included as a component of other investments, at fair value in our consolidated balance sheet.  These values are broken out as follows:

Fair
Description	Value
Shares freely tradeable	$-
Shares that will become freely tradeable at such time MetroMile's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days	3,970
Shares that will become freely tradeable at such time MetroMile's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days	3,908
Total	$7,878

MetroMile's closing share price on September 30, 2021 was $3.55 per share.  See note 4 to our financial statements included in this Quarterly Report on Form 10-Q.

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

As of September 30 2021, we had a total equity method investment in Insurance SPAC III of $4,756, which was included as a component of investment in equity method affiliates in our consolidated balance sheet.  Offsetting this amount was non-controlling interest of $4,917, which was included as a component of non-controlling interest in our consolidated balance sheet.  Therefore, the net carrying value of our investment in Insurance SPAC III was ($61) as of September 30, 2021.  See note 4 to our financial statements included in this Quarterly Report on Form 10-Q.

In April 2021, the SEC issued guidance regarding how SPACs account for the warrants they issue.  As a result of this guidance, Insurance SPAC III restated their previously issued financial statements.

Wind Down of the Company's GCF Repo Business

Since 2017, we have carried out a matched book GCF repo business as a full netting member of the FICC Government Services Division.  In October 2021, primarily due to reduced spreads in the repo market for GCF collateral, we decided to wind down this business.  As of September 30, 2021, the carrying value of our reverse repurchase agreements and repurchase agreements in this business was $3,609,422 and $3,595,245 respectively.  We expect these balances to be reduced to zero prior to December 31, 2021.  See note 10.

New Commercial Real Estate Opportunities (“CREO”) JV

On September 3, 2021, we committed to invest up to $15,000 in the equity a newly formed joint venture (the “CREO JV”) with an outside investor who committed to invest approximately $435,000 of equity in the CREO JV.  We are required to invest 7.5% of the total equity of the CREO JV with an absolute limit of $15,000. The CREO JV is managed by us.

The CREO JV was formed for the purposes of investing in primarily multi-family commercial real estate mortgage-backed loans and below-investment-grade rated tranches in CRE CLOs collateralized by mostly transitional commercial real estate mortgage-backed loans. “CRE CLO” means any pooling of commercial real estate mortgage-backed loans into a collateralized loan obligation.

The commercial real estate loans that will be funded by the CREO JV may be originated by us and we may earn origination fees earned in connection with such transactions. In addition, we may earn structuring fees in connection with structuring and consummating a CRE CLO consisting of a pooling of commercial real estate loans. We will also earn management fees as manager of any CRE CLOs based on the value of the assets consolidated into a CRE CLO (calculated in accordance with the terms of such CRE CLO), payable from the proceeds generated by and in accordance with the distribution waterfall of such CRE CLO.

We elect the fair value option in accordance with the provisions of FASB ASC 820, Fair Value Measurements (“FASB ASC 820”) to account for its investment in the CREO JV.  The investment will be included in other investments at fair value, on our consolidated balance sheet and gains and losses (both realized and unrealized) will be recognized in the consolidated statement of operations as a component of principal transactions and other income.  Because the CREO JV has the attributes of investment companies as described in FASB ASC 946-15-2, we will estimate the fair value of its investment using the net asset value (“NAV”) per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. As of September 30, 2021, no investments have been made.

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2021 and 2020.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,		Favorable / (Unfavorable)
	2021	2020	$ Change	% Change
Revenues
Net trading	$54,181	$55,524	$(1,343)	(2%)
Asset management	5,787	4,938	849	17%
New issue and advisory	11,527	500	11,027	2,205%
Principal transactions and other income	47,831	2,783	45,048	1,619%
Total revenues	119,326	63,745	55,581	87%

Operating expenses
Compensation and benefits	61,414	36,423	(24,991)	(69%)
Business development, occupancy, equipment	2,375	2,037	(338)	(17%)
Subscriptions, clearing, and execution	7,745	7,370	(375)	(5%)
Professional fee and other operating	5,280	5,230	(50)	(1%)
Depreciation and amortization	258	249	(9)	(4%)
Impairment of goodwill	-	7,883	7,883	100%
Total operating expenses	77,072	59,192	(17,880)	(30%)

Operating income / (loss)	42,254	4,553	37,701	828%

Non-operating income / (expense)

Interest expense, net	(5,527)	(7,638)	2,111	28%
Income / (loss) from equity method affiliates	7,512	(2,711)	10,223	377%
Other non operating income / (loss)	2,127	-	2,127	NM
Income / (loss) before income taxes	46,366	(5,796)	52,162	900%
Income tax expense / (benefit)	577	(623)	(1,200)	(193%)
Net income / (loss)	45,789	(5,173)	50,962	985%
Less: Net income (loss) attributable to the non-controlling interest	38,138	(4,627)	(42,765)	(924%)
Net income / (loss) attributable to Cohen & Company Inc.	$7,651	$(546)	8,197	1,501%

Revenues

Revenues increased by $55,581 or 87% to $119,326 for the nine months ended September 30, 2021  from $63,745  for the nine months ended September 30, 2020 .  As discussed in more detail below, the change was comprised of (i)  a decrease of $1,343 in net trading revenue; (ii) an increase of $849 in asset management revenue; (iii) an increase in new issue and advisory of $11,027 ; and (iv) an increase of $45,048 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $1,343 or 2%, to $54,181 for the nine months ended September 30, 2021 from $55,524 for the nine months ended September 30, 2020.  The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	Nine Months Ended September 30,
	2021	2020	Change
Mortgage	$5,811	$7,536	$(1,725)
Matched book repo	35,066	23,645	11,421
High yield corporate	8,553	5,408	3,145
Investment grade corporate	359	10,347	(9,988)
Wholesale and other	4,392	8,588	(4,196)
Total	$54,181	$55,524	$(1,343)

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

	As of September 30,		As of December 31,
	2021	2020	2020	2019
Company sponsored CDOs	$1,247,779	$2,051,120	$2,057,178	$2,197,208
Other Investment Vehicles (1)	993,025	599,234	712,028	559,382
Assets under management (2)	$2,240,804	$2,650,354	$2,769,206	$2,756,590

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

Asset management fees increased by $849, or 17%, to $5,787 for the nine months ended September 30, 2021 from $4,938 for the nine months ended September 30, 2020, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Nine Months Ended September 30,
	2021	2020	Change
CDOs	$1,978	$2,606	$(628)
Other	3,809	2,332	1,477
Total	$5,787	$4,938	$849

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

Asset management fees from CDOs declined mainly due to a decline in AUM due to CDO auctions, our removal as manger of one CDO, and principal paydowns of collateral.  Asset management fees from other increased mainly due to increased AUM in our European separate accounts and the SPAC Fund.

New Issue and Advisory

New issue and advisory revenue increased  $11,027  to $11,527 for the nine months ended September 30, 2021, as compared to $500 for the  nine months ended September 30, 2020.  The following table summarizes new issue and advisory revenue by business line.

	For the Nine Months Ended
	2021	2020	Change
Cohen & Company Capital Markets	$7,574	$-	$7,574
US Insurance Originations	1,940	500	1,440
Europe Insurance Originations	2,013	-	2,013
Total	$11,527	$500	$11,027

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

Cohen & Company Capital Markets, a division of JVB, is our full-service boutique investment banking platform focusing on SPAC advisory, capital markets advisory, and M&A advisory, which generates new issue placement and advisory revenue from clients primarily in the financial technology (commonly referred to as "fintech") and SPAC spaces, further expanding our SPAC capabilities.

In addition, JVB generates new issue revenue from originating assets into our U.S. insurance investment funds and CCFEL generates new issue revenue from originating assets into the PriDe funds.

Principal Transactions and Other Income

Principal transactions and other income increased by $45,048  to $47,831 for the nine months ended September 30, 2021, as compared to $2,783 for the nine months ended September 30, 2020.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Nine Months Ended September 30,
	2021	2020	Change
SFT	$1,001	$-	$1,001
MetroMile	46,033	-	46,033
Other SPAC equity	(2,968)	90	(3,058)
CLO investments	-	(535)	535
IMXI	318	2,625	(2,307)
U.S. Insurance JV	275	(8)	283
SPAC Fund	429	77	352
Other principal investments	1,921	64	1,857
Total principal transactions	47,009	2,313	44,696

IIFC revenue share	526	365	161
All other income / (loss)	296	105	191
Other income	822	470	352

Total principal transactions and other income	$47,831	$2,783	$45,048

Principal Transactions

For all investments discussed below, see note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

SFT is a publicly traded company.  The shares of SFT we hold are comprised of both unrestricted and restricted shares and are carried at fair value.  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of sale restrictions on these shares.  As of the beginning of 2021, we held most of our SFT shares in the Insurance SPAC Sponsor Entities, which were not wholly owned subsidiaries of the Operating LLC.  During the nine months ended September 30, 2021, the Insurance SPAC Sponsor Entities distributed all shares of SFT it previously held to its members (which included the operating LLC).  As of September 30, 2021, all SFT shares held by us were held by the Operating LLC.  See non-controlling interest discussion below.

MetroMile is a publicly traded company.  The shares of MILE we hold are comprised of restricted shares and are carried at fair value.  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of sale restrictions on these shares.  As of the beginning of 2021, we held most of our MILE shares in the Insurance SPAC II Sponsor Entities, which were not wholly owned subsidiaries of the Operating LLC.  During the nine months ended September 30, 2021, the Insurance SPAC Sponsor II Entities distributed all shares of MILE it previously held to its members (which included the operating LLC).  As of September 30, 2021, all MILE shares held by us were held by the Operating LLC.  See compensation and non-controlling interest discussions below.

Other SPAC equity represents equity investments in publicly traded SPACs or their successor public companies carried at fair value.

The CLO investments represent investments in the most junior tranche of certain CLOs.  These investments were carried at fair value.  These investments were fully liquidated in 2020.

IMXI represents equity positions of International Money Express, Inc. (NASDAQ: IMXI), a publicly traded company that resulted from the merger of Intermex Holdings, LLC and FinTech Acquisition Corp. II.  This investment is carried at fair value.

The US Insurance JV invests in insurance company debt.  We carry our investment in the fund at its reported NAV.

The SPAC Fund invests in the equity of SPACs.  We carry our investment in the fund at its reported NAV.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $3,733.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $17,880, or 30% to $77,072 for the nine months ended September 30, 2021 from $59,192 for the nine months ended September 30, 2020. As discussed in more detail below, the change was comprised of (i) an increase of $24,991 in compensation and benefits; (ii) an increase of $338 in business development, occupancy, and equipment; (iii) an increase of $375 in subscriptions, clearing, and execution; (iv) an increase of $50 in professional fee and other operating; (v) an increase of  $9 in depreciation and amortization; and (vi) a decrease of $7,883 due to an impairment charge recognized in the nine months ended September 30, 2020.

Compensation and Benefits

Compensation and benefits increase by $24,991 or 69% to $61,414  for the nine months ended September 30, 2021 from $36,423 for the nine months ended September 30, 2020.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Nine Months Ended September 30,
	2021	2020	Change
Cash compensation and benefits	$46,672	$35,946	$10,726
Equity-based compensation	14,742	477	14,265
Total	$61,414	$36,423	$24,991

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $10,726 to $46,672 for the nine months ended September 30, 2021 from $35,946 for the nine months ended September 30, 2020.  The increase was due to an increase in incentive compensation that is tied to revenues and operating profitability of certain business units as well as a discretionary component.  Our total headcount increased from 87 at September 30, 2020 to 115 at September 30, 2021.

Equity-based compensation increased by $14,265 to $14,742 for the nine months ended September 30, 2021, as compared to $477 for the nine months ended September 30, 2020.  Of the $14,742 of equity compensation recognized in 2021, $13,068 was due to equity-based compensation related to the issuance of membership units of the Insurance SPAC II Sponsor Entities to employees of the Company.  This expense was recognized upon the completion of the merger between Insurance SPAC II and MetroMile on February 9, 2021.  No further equity-based compensation expense will be recognized related to membership units of the Insurance SPAC Sponsor II Entities in the future.  Following the business combination, going forward, the membership units of the Insurance SPAC II Sponsor Entities held by employees were treated as part of the non-controlling interest until the non-controlling interest was distributed on April 16, 2021.  See note 4 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

The remaining $1,674 of equity-based compensation recognized during the nine months ended September 30, 2021 relates to restricted grants of the Company's Common Stock and Operating LLC units.  This amount was an increase of $1,197 as compared to $477 from the prior year.  This increase was due to a higher grant date fair value and a higher volume of issuances during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $338, or 17%, to $2,375 for the nine months ended September 30, 2021 from $2,037 for the nine months ended September 30, 2020.  This increase was comprised of an increase of $224 in business development and an increase in occupancy and equipment of $114.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $375 or 5%, to $7,745 for the nine months ended September 30, 2021 from $7,370 for the nine months ended September 30, 2020.  The increase was comprised of an increase in clearing and execution costs of $664 partially offset by a decrease in subscriptions of $289.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $50, or 1%, to $5,280 for the nine months ended September 30, 2021 from $5,230 for the nine months ended September 30, 2020. The increase was comprised of an increase in other operating expense of $518; partially offset by a decrease in professional fees of $468.

Depreciation and Amortization

Depreciation and amortization increased by $9 or 4%, to $258 for the nine months ended September 30, 2021 from $249 for the nine months ended September 30, 2020.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $2,111, to $5,527 for the nine months ended September 30, 2021 from $7,638 for the nine months ended September 30, 2020.

INTEREST EXPENSE
(Dollars in Thousands)

	Nine Months Ended September 30,
	2021	2020	Change
Junior subordinated notes	$1,951	$2,233	$(282)
2020 Senior Notes	404	360	44
2013 Convertible Notes / 2019 Senior Notes	210	264	(54)
2017 Convertible Note	1,144	1,123	21
2018 FT LOC/2019 FT Revolver/Byline Credit Facility	198	859	(661)
Redeemable Financial Instrument - DGC Trust / CBF	197	1,271	(1,074)
Redeemable Financial Instrument - JKD Capital Partners I LTD	1,423	1,633	(210)
Redeemable Financial Instrument - ViaNova Capital Group, LLC	-	(105)	105
	$5,527	$7,638	$(2,111)

See notes 16 and 17 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates increased by $10,223 to $7,512 for the nine months ended September 30, 2021 from ($2,711) for the nine months ended September 30, 2020.  See note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,
	2021	2020	Change
Insurance SPAC I	$-	$(3,138)	$3,138
Insurance SPAC II	(107)	(87)	(20)
Insurance SPAC III	(986)	-	(986)
Other SPAC Sponsor Entities	8,783	(3)	8,786
Other Equity Method Affiliates	(178)	517	(695)
Total	$7,512	$(2,711)	$10,223

Four of the Other SPAC Sponsor Entities in which we are invested in successfully completed their SPAC mergers during the period. As a result of the mergers, the SPAC shares held by those sponsor entities have generated income for the sponsor entities.  We recognize our share of the sponsor entities income in the same period as equity method income.  We expect that in the near future, these sponsor entities will distribute to us our allocable share of the SPAC shares they hold which will include both restricted and unrestricted shares.  Upon receipt we will reclassify these investments from equity method investments to other investments, at fair value.  Subsequently, any change in the fair value of the shares will be recorded as a component of principal transactions and other income.  The unrestricted shares we receive will be valued at the publicly traded price.  The restricted shares we receive will be recorded at a discount to the publicly traded price based on a model that utilizes a monte carol simulation.  See note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Other Non Operating (Income) / Loss

We recorded other non-operating income of $2,127 for the nine months ended September 30, 2021 as the result of the forgiveness of our PPP loan.  See note 17 to our consolidated financial statements included in item 1 of this quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $1,200 to income tax expense / (benefit) of $577 for the nine months ended September 30, 2021 from ($623) for the nine months ended September 30, 2020.  The increase in expense is primarily due to foreign and local current taxes incurred as well as a reduction in our deferred tax asset related to our net operating loss carryforwards.  This reduction is a result of us expecting to utilize a portion of the loss carryforward in 2021.

It is important to note that when evaluating our income tax expense or benefit (especially compared to other companies' expense or benefit) that substantially all of our operations occur in the Operating LLC.  There are some local taxes and foreign taxes to which the Operating LLC or its subsidiaries are subject to, but the Operating LLC is generally treated as a pass-through entity and is not subject to U.S. federal or state income tax.  Therefore, the members of the Operating LLC receive allocations of its income and are subject to U.S. federal and state taxes.  For the current period, Cohen and Company, Inc. owned 29% of the economic interests of the Operating LLC (on average) and is allocated the same percentage of income generated by the Operating LLC.  To the extent Cohen and Company, Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  However, the remaining 71% that is allocated to the non-controlling members of the Operating LLC is subject to taxation on the members' tax returns.  That tax obligation is not included in these consolidated financial statements.

We have significant valuation allowances applied against our deferred tax assets.  Valuation allowances are applied to deferred tax assets when management determines that the assets may not be fully realized.  This determination requires significant judgement and is primarily based on management's expectations regarding the generation of future taxable income.  ASC 740 indicates that all available evidence should be considered when assessing the need for and the appropriate level of a valuation allowance.  All available evidence includes historical information supplemented by all currently available information about future years.  Our earnings are very volatile and which makes this determination especially difficult.  Although we will make adjustments to these valuations allowances throughout the year as appropriate, our actual results for any particular fiscal year provide the best evidence of our ability to generate future taxable income.  We give more weight to the full year results in making our estimates of future taxable income as compared to quarterly earnings which are even more volatile than our annual results.  Therefore, we may have significant adjustments to our valuation allowances (and therefore our income tax expenses or benefit) which may be recorded in the fourth quarter of any particular fiscal year.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the nine months ended September 30, 2021 and 2020 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned by the Operating LLC.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Nine Months Ended September 30, 2021

	Wholly Owned	Other Consolidated	Total Operating LLC	Cohen &
	Subsidiaries	Subsidiaries	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$2,123	$44,243	$46,366	$-	$46,366
Income tax expense / (benefit)	108	-	108	469	577
Net income / (loss) after tax	2,015	44,243	46,258	(469)	45,789
Other consolidated subsidiary non-controlling interest	-	17,836	17,836
Net income / (loss) attributable to the Operating LLC	2,015	26,407	28,422
Average effective Operating LLC non-controlling interest % (1)			71.43%
Operating LLC non-controlling interest			$20,302

Summary:
Other consolidated subsidiary non-controlling interest			$17,836
Operating LLC non-controlling interest			20,302
Consolidated non-controlling interest			$38,138

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Nine Months Ended September 30, 2020

	Wholly Owned	Other Consolidated	Total Operating LLC	Cohen &
	Subsidiaries	Subsidiaries	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(2,594)	$(3,202)	$(5,796)	$-	$(5,796)
Income tax expense / (benefit)	4	-	4	(627)	(623)
Net income / (loss) after tax	(2,598)	(3,202)	(5,800)	627	(5,173)
Other consolidated subsidiary non-controlling interest	-	(1,753)	(1,753)
Net income / (loss) attributable to the Operating LLC	(2,598)	(1,449)	(4,047)
Average effective Operating LLC non-controlling interest % (1)			71.02%
Operating LLC non-controlling interest			$(2,874)

Summary:
Other consolidated subsidiary non-controlling interest			$(1,753)
Operating LLC non-controlling interest			(2,874)
Consolidated non-controlling interest			$(4,627)

(1)

Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2021 and 2020.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Favorable / (Unfavorable)
	2021	2020	$ Change	% Change
Revenues
Net trading	$16,599	$16,957	$(358)	(2%)
Asset management	1,856	1,631	225	14%
New issue and advisory	8,838	500	8,338	1,668%
Principal transactions and other income	(20,709)	2,768	(23,477)	(848%)
Total revenues	6,584	21,856	(15,272)	(70%)

Operating expenses
Compensation and benefits	20,577	10,965	(9,612)	(88%)
Business development, occupancy, equipment	869	641	(228)	(36%)
Subscriptions, clearing, and execution	2,581	2,242	(339)	(15%)
Professional fee and other operating	1,585	1,851	266	14%
Depreciation and amortization	90	85	(5)	(6%)
Total operating expenses	25,702	15,784	(9,918)	(63%)

Operating income / (loss)	(19,118)	6,072	(25,190)	(415%)

Non-operating income / (expense)

Interest expense, net	(1,731)	(1,952)	221	11%
Income / (loss) from equity method affiliates	2,857	(1,371)	4,228	308%
Other non operating income / (loss)	-	-	-	NM
Income / (loss) before income taxes	(17,992)	2,749	(20,741)	(754%)
Income tax expense / (benefit)	(248)	(594)	(346)	(58%)
Net income / (loss)	(17,744)	3,343	(21,087)	(631%)
Less: Net income (loss) attributable to the non-controlling interest	(14,315)	1,688	16,003	948%
Net income / (loss) attributable to Cohen & Company Inc.	$(3,429)	$1,655	(5,084)	(307%)

Revenues

Revenues decreased by $15,272 or 70% to $6,584 for the three months ended September 30, 2021 from $21,856 for the three months ended September 30, 2020. As discussed in more detail below, the change was comprised of (i) a decrease of $358 in net trading revenue; (ii) an increase of $225 in asset management revenue; (iii) an increase in new issue and advisory of $8,338 ; and (iv) a decrease of $23,477 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $358 or 2%, to $16,599 for the three months ended September 30, 2021 from $16,957 for the three months ended September 30, 2020.  The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	Three Months Ended September 30,
	2021	2020	Change
Mortgage	$1,433	$2,476	$(1,043)
Matched book repo	11,567	8,850	2,717
High yield corporate	2,470	3,093	(623)
Investment grade corporate	158	(823)	981
Wholesale and other	971	3,361	(2,390)
Total	$16,599	$16,957	$(358)

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

	As of September 30,		As of December 31,
	2021	2020	2020	2019
Company sponsored CDOs	$1,247,779	$2,051,120	$2,057,178	$2,197,208
Other Investment Vehicles (1)	993,025	599,234	712,028	559,382
Assets under management (2)	$2,240,804	$2,650,354	$2,769,206	$2,756,590

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

Asset management fees increased by $225, or 14%, to $1,856 for the three months ended September 30, 2021 from $1,631 for the three months ended September 30, 2020, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Three Months Ended September 30,
	2021	2020	Change
CDOs	$545	$815	$(270)
Other	1,311	816	495
Total	$1,856	$1,631	$225

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

New Issue and Advisory

New issue and advisory revenue increased by $8,338 to $8,838 for the three months ended September 30, 2021, as compared to $500 for the three months ended September 30, 2020.  The following table summarizes new issue revenue by business line.

	Three Months Ended September 30,
	2021	2020	Change
Cohen & Company Capital Markets	$7,173	$-	$7,173
US Insurance Originations	740	500	240
Europe Insurance Originations	925	-	925
Total	$8,838	$500	$8,338

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

Cohen & Company Capital Markets, a division of JVB, is our full-service boutique investment banking platform focusing on SPAC advisory, capital markets advisory, and M&A advisory, which generates new issue placement and advisory revenue from clients primarily in the financial technology (commonly referred to as "fintech") and SPAC spaces, further expanding our SPAC capabilities.

In addition, JVB generates new issue revenue from originating assets into our U.S. insurance investment funds and CCFEL generates new issue revenue from originating assets into the PriDe funds.

Principal Transactions and Other Income

Principal transactions and other income decreased by $23,477, or 848%, to ($20,709) for the three months ended September 30, 2021, as compared to $2,768 for the three months ended September 30, 2020.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Three Months Ended September 30,
	2021	2020	Change
SFT	$(3,122)	$-	$(3,122)
MetroMile	(14,348)	-	(14,348)
Other SPAC equity	(5,848)	146	(5,994)
IMXI	509	2,330	(1,821)
US Insurance JV	16	22	(6)
SPAC Fund	(38)	49	(87)
Other principal investments	1,795	60	1,735
Total principal transactions	(21,036)	2,607	(23,643)

IIFC revenue share	251	150	101
All other income / (loss)	76	11	65
Other income	327	161	166

Total principal transactions and other income	$(20,709)	$2,768	$(23,477)

Principal Transactions

For all investments discussed below, see note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

SFT is a publicly traded company.  The shares of SFT we hold are comprised of both unrestricted and restricted shares and are carried at fair value.  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of sale restrictions on these shares.  As of the beginning of 2021, we held most of our SFT shares in the Insurance SPAC Sponsor Entities, which were not wholly owned subsidiaries of the Operating LLC.  During the nine months ended September 30, 2021, the Insurance SPAC Sponsor Entities distributed all shares of SFT it previously held to its members (which included the operating LLC).  As of September 30, 2021, all SFT shares held by us were held by the Operating LLC.  See non-controlling interest discussion below.

MetroMile is a publicly traded company.  The shares of MILE we hold are comprised of restricted shares and are carried at fair value.  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of sale restrictions on these shares.  As of the beginning of 2021, we held most of our MILE shares in the Insurance SPAC II Sponsor Entities, which were not wholly owned subsidiaries of the Operating LLC.  During the nine months ended September 30, 2021, the Insurance SPAC Sponsor II Entities distributed all shares of MILE it previously held to its members (which included the operating LLC).  As of September 30, 2021, all MILE shares held by us were held by the Operating LLC.  See compensation and non-controlling interest discussions below.

Other SPAC equity represents equity investments in publicly traded SPACs or their successor public companies carried at fair value.

IMXI represents equity positions of International Money Express, Inc. (NASDAQ: IMXI), a publicly traded company that resulted from the merger of Intermex Holdings, LLC and FinTech Acquisition Corp. II.  This investment is carried at fair value.

The US Insurance JV invests in insurance company debt.  We carry our investment in the fund at its reported NAV.

The SPAC Fund invests in the equity of SPACs.  We carry our investment in the fund at its reported NAV.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $3,733.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $9,918, or 63%, to $25,702 for the three months ended September 30, 2021 from $15,784 for the three months ended September 30, 2020. As discussed in more detail below, the change was comprised of (i) an increase of $9,612 in compensation and benefits; (ii) an increase of $228 in business development, occupancy, and equipment; (iii) an increase of $339 in subscriptions, clearing, and execution; (iv) a decrease of $266 of professional fee and other operating; and (v) an increase of $5 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $9,612, or 88%, to $20,577 for the three months ended September 30, 2021 from $10,965 for the three months ended September 30, 2020.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Three Months Ended September 30,
	2021	2020	Change
Cash compensation and benefits	$20,003	$10,806	$9,197
Equity-based compensation	574	159	415
Total	$20,577	$10,965	$9,612

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits increased by $9,197 to $20,003 for the three months ended September 30, 2021 from $10,806 for the three months ended September 30, 2020.  The increase was due to an increase in incentive compensation that is tied to revenues and operating profitability of certain business units as well as a discretionary component.  Our total headcount increased from 87 at September 30, 2020 to 115 at September 30, 2021.

Equity-based compensation increased by $415 to $574 for the three months ended September 30, 2021, as compared to $159 for the three months ended September 30, 2020.  This increase was due to a higher grant date fair value and a higher volume of issuances during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $228, or 36%, to $869 for the three months ended September 30, 2021 from $641 for the three months ended September 30, 2020.  This increase was comprised of an increase in business development of $114 and an increase in occupancy and equipment of $114.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $339, or 15%, to $2,581 for the three months ended September 30, 2021 from $2,242 for the three months ended September 30, 2020.  The increase was comprised of an increase in clearing and execution of $366, partially offset by a decrease in subscriptions of $27

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses decreased by $266, or 14%, to $1,585 for the three months ended September 30, 2021 from $1,851 for the three months ended September 30, 2020. The decrease was comprised of a decrease in professional fees of $334, partially offset by an increase in other operating expense of $68.

Depreciation and Amortization

Depreciation and amortization increased by $5, or 6%, to $90 for the three months ended September 30, 2021 from $85 for the three months ended September 30, 2020.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $221, to $1,731 for the three months ended September 30, 2021 from $1,952 for the three months ended September 30, 2020.

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended September 30,
	2021	2020	Change
Junior subordinated notes	$652	$660	$(8)
2020 Senior Notes	136	137	(1)
2013 Convertible Notes / 2019 Senior Notes	67	73	(6)
2017 Convertible Note	388	379	9
2018 FT LOC/2019 FT Revolver/Byline Credit Facility	67	345	(278)
Redeemable Financial Instrument - DGC Trust / CBF	-	124	(124)
Redeemable Financial Instrument - JKD Capital Partners I LTD	421	233	188
Redeemable Financial Instrument - ViaNova Capital Group, LLC	-	1	(1)
	$1,731	$1,952	$(221)

See notes 16 and 17 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates increased by $4,228 to $2,857 for the three months ended September 30, 2021 from ($1,371) for the three months ended September 30, 2020.  See note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
	2021	2020	Change
Insurance SPAC I	$-	$(1,498)	$1,498
Insurance SPAC II	$-	$(88)	88
Insurance SPAC III	(296)	-	(296)
Other SPAC Sponsor Entities	3,249	(2)	3,251
Other Equity Method Affiliates	(96)	217	(313)
Total	$2,857	$(1,371)	$4,228

Two of the Other SPAC Sponsor Entities in which we are invested in successfully completed their SPAC mergers during the period. As a result of the mergers, the SPAC shares held by those sponsor entities have generated income.  We recognize our share of the sponsor entities income in the same period as equity method income.  We expect that in the near future, these sponsor entities will distribute to us our allocable share of the SPAC shares they hold which will include both restricted and unrestricted shares.  Upon receipt of our allocable share of the SPAC shares, we will reclassify these investments from equity method investments to other investments, at fair value.  Subsequently, any change in the fair value of the shares will be recorded as a component of principal transactions and other income.  The unrestricted shares we receive will be valued at the publicly traded price.  The restricted shares we receive will be recorded at a discount to the publicly traded price based on a model that utilizes a monte carlo simulation.  See note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $346 to income tax expense / (benefit) of ($248) for the three months ended September 30, 2021 from ($594) for the three months ended September 30, 2020.  The increase in expense is primarily due to an increase in foreign and local current taxes incurred

It is important to note that when evaluating our income tax expense or benefit (especially compared to other companies' expense or benefit) that substantially all of our operations occur in the Operating LLC.  There are some local taxes and foreign taxes to which the Operating LLC or its subsidiaries are subject to, but the Operating LLC is generally treated as a pass-through entity and is not subject to U.S. federal or state income tax.  Therefore, the members of the Operating LLC receive allocations of its income and are subject to U.S. federal and state taxes.  For the current period, Cohen and Company, Inc. owned 29% of the economic interests of the Operating LLC (on average) and is allocated the same percentage of income generated by the Operating LLC.  To the extent Cohen and Company, Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  However, the remaining 71% that is allocated to the non-controlling members of the Operating LLC is subject to taxation on the members' tax returns.  That tax obligation is not included in these consolidated financial statements.

We have significant valuation allowances applied against our deferred tax assets.  Valuation allowances are applied to deferred tax assets when management determines that the assets may not be fully realized.  This determination requires significant judgement and is primarily based on management's expectations regarding the generation of future taxable income.  ASC 740 indicates that all available evidence should be considered when assessing the need for and the appropriate level of a valuation allowance.  All available evidence includes historical information supplemented by all currently available information about future years.  Our earnings are very volatile and which makes this determination especially difficult.  Although we will make adjustments to these valuations allowances throughout the year as appropriate, our actual results for any particular fiscal year provide the best evidence of our ability to generate future taxable income.  We give more weight to the full year results in making our estimates of future taxable income as compared to quarterly earnings which are even more volatile than our annual results.  Therefore, we may have significant adjustments to our valuation allowances (and therefore our income tax expenses or benefit) which may be recorded in the fourth quarter of any particular fiscal year.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended September 30, 2021 and 2020 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated by the Operating LLC but not wholly owned by the Operating LLC.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended September 30, 2021

	Wholly Owned	Other Consolidated	Total Operating LLC	Cohen &
	Subsidiaries	Subsidiaries	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(11,849)	$(6,143)	$(17,992)	$-	$(17,992)
Income tax expense / (benefit)	(138)	-	(138)	(110)	(248)
Net income / (loss) after tax	(11,711)	(6,143)	(17,854)	110	(17,744)
Other consolidated subsidiary non-controlling interest	-	(3,094)	(3,094)
Net income / (loss) attributable to the Operating LLC	(11,711)	(3,049)	(14,760)
Average effective Operating LLC non-controlling interest % (1)			76.02%
Operating LLC non-controlling interest			$(11,221)

Summary:
Other consolidated subsidiary non-controlling interest			$(3,094)
Operating LLC non-controlling interest			(11,221)
Consolidated non-controlling interest			$(14,315)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended September 30, 2020

	Wholly Owned	Other Consolidated	Total Operating LLC	Cohen &
	Subsidiaries	Subsidiaries	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$4,309	$(1,560)	$2,749	$-	$2,749
Income tax expense / (benefit)	21	-	21	(615)	(594)
Net income / (loss) after tax	4,288	(1,560)	2,728	615	3,343
Other consolidated subsidiary non-controlling interest	-	(854)	(854)
Net income / (loss) attributable to the Operating LLC	4,288	(706)	3,582
Average effective Operating LLC non-controlling interest % (1)			70.97%
Operating LLC non-controlling interest			$2,542

Summary:
Other consolidated subsidiary non-controlling interest			$(854)
Operating LLC non-controlling interest			2,542
Consolidated non-controlling interest			$1,688

(1)

Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay debt borrowings, make interest payments on outstanding borrowings, fund investments, and support other general business purposes. In addition, our United States and Irish broker-dealer subsidiaries are subject to certain regulatory requirements to maintain minimum levels of net capital. Historically, our primary sources of funds have been our operating activities and general corporate borrowings. In addition, our trading operations have generally been financed by use of collateralized securities financing arrangements as well as margin loans.

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

On July 29, 2021, our board of directors reinstated our quarterly dividend declaring a cash dividend of $0.25 per share.  On November 1, 2021, our board of directors declared a cash dividend of $0.25 per share, which will be paid on our Common Stock on November 30, 2021 to shareholders of record on November 16, 2021.

On December 21, 2020 and August 31, 2020, the Company entered into letter agreements (the “December 2020 Letter Agreement”, and the "August 2020 Letter Agreement”, respectively and, together, the "10b5-1 Plan").  The December 2020 Letter Agreement and the August 2020 Letter Agreement were entered into with Piper Sandler & Co.  The agreements authorized the Agent to use reasonable efforts to purchase, on the Company’s behalf, up to an aggregate purchase price of $2,000 of Common Stock on any day that the NYSE was open for business. The December 2020 Letter Agreement became effective December 23, 2020 and was in effect until July 28, 2021, at which time the aggregate maximum had been reached.  The August 2020 Letter Agreement was in effect from August 31, 2020 until August 31, 2021 or until an aggregate purchase price of $2,000 shares had been purchased, which occurred on November 10, 2020. Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan was designed to comply with Rule 10b5-1 under the Exchange Act.

During the three and nine months ended September 30, 2021, we repurchased 10.490 shares and 49,544 shares in the open market pursuant to the 10b5-1 Plan for a total purchase price of  $187 and $857. During the nine and three months ended September 30, 2020, we repurchased 42,600 shares in the open market pursuant to the 10b5-1 Plan for a total purchase price of $ 746.  All of the repurchases noted above were completed using cash on hand.

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

During the three and nine months ended September, 2021, we sold 198,700 and 300,849 shares in the open market pursuant to the Equity Distribution Agreement for a total sale price of $6,403 and $9,076 respectively. At this time, pursuant to the Equity Distribution Agreement and General Instruction I B.6 of Form S-3, we will not sell any additional shares under the Equity Distribution Agreement and the Equity Distribution Letter Agreement for the remainder of 2021.  During the nine months ended September 30, 2021 and 2020, we had the following other significant financing transactions.  See notes 16, 17, and 18 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

During the nine months ended September 30, 2021:

●	We repaid $4,000 of redeemable financial instruments.
●	We repaid $2,400 of the 2019 Senior Note.
●	We made $60,869 of non-controlling interest distributions of which $58,943 were non-cash distributions.
●	We raised $9,552 from the issuance of equity of other consolidated subsidiaries.

During the nine months ended September 30, 2020:

●	We drew $17,500 on the FT Revolver.
●	We raised $2,166 from the PPP Loan.
●	We raised $4,500 from the issuance of the 2020 Senior Notes.
●	We repaid $2,421 of redeemable financial instruments.
●	We repaid $4,386 of the 2019 Senior Notes.
●	We repaid $4,777 of the LegacyTexas Credit Facility
●	We repaid $421 of the ViaNova redeemable financial instruments.
●	We raised $4,550 by issuing equity of the Insurance SPAC II Sponsor Entities to third parties.

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

As of September 30, 2021 and December 31, 2020, we maintained cash and cash equivalents of $ 41,830 and $ 41,996, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

.	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities	$(2,969)	$115,288
Cash flow from investing activities	(4,906)	(10,747)
Cash flow from financing activities	8,004	16,270
Effect of exchange rate on cash	(295)	151
Net cash flow	(166)	120,962
Cash and cash equivalents, beginning	41,996	8,304
Cash and cash equivalents, ending	$41,830	$129,266

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Nine Months Ended September 30, 2021

As of September 30, 2021, our cash and cash equivalents were $ 41,830, representing a decrease of $ 166 from December 31, 2020. The decrease was attributable to cash used in operating activities of $ 2,969, cash used in investing activities of $ 4,906, cash provided by financing activities of $ 8,004, and a decrease in cash caused by the change in exchange rates of $ 295.

The cash used in operating activities of $ 2,969 was comprised of (a) net cash inflows of $ 512 related to working capital fluctuations; (b) net cash outflows of $ 7,910 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash inflows from other earnings items of $ 4,429 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash used in investing activities of $ 4,906 was comprised of (a) 88,012 of purchases of other investments, at fair value; (b) 56,243 of purchases of other investments sold, not yet purchased, at fair value; (c) 1,537 of investments in equity method affiliates, (d) $679 of purchases of furniture, equipment, and leasehold improvements; partially offset by (e) $87,614 of sales and returns of principal of other investments, at fair value and (f) $53,951 of sales and returns of principal of other investments sold, not yet purchased, at fair value.

The cash provided by financing activities of $ 8,004 was comprised of (a) $9,076 in proceeds from issuance of Common Stock, (b) $9,552 of proceeds from issuance of non-controlling interests; partially offset by (c) $2,400 of repayment of debt; (d) $4,000 in repayment of redeemable financial instruments; (e) $378 in cash used to net settle equity awards; (f) $856 in cash used to purchase and retire Common Stock; (g) $1,926 in cash used for non-controlling interest distributions for other consolidated subsidiaries; (h) $725 in cash used to issue non-controlling interest distributions of the Operating LLC; and (i) $339 in cash used to pay dividends.

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

The following table shows the impact of changes in these collateral deposits had on our cash flows in each period presented:

	Nine Months Ended September 30,
	2021	2020
Collateral deposit end of period	$40,465	$125,294
Less: Collateral deposit beginning of period	41,119	9,524
Impact to cash flow from operations	$(654)	$115,770

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFEL in Ireland. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. Our Ireland-based subsidiary, CCFEL, is subject to the regulatory supervision and requirements of the CBI.  The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at September 30, 2021 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)

United States	$260
Europe	917
Total	$1,177

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at September 30, 2021, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $80,355. See note 19 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Restrictions of Distributions of Capital from JVB

As of September 30, 2021, our total equity on a consolidated basis was $117,162.  However, the total equity of JVB was $103,539.  Of the $13,623 in equity outside of JVB, $7,388 represents non-redeemable non-controlling interests comprised mainly of the non-controlling interests of Insurance SPAC III Sponsor Entities and other consolidated subsidiaries which can not be utilized by the Operating LLC for other purposes.

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

Our clearing agencies provide securities financing arrangements including margin arrangements and securities borrowing and lending arrangements. These arrangements generally require us to transfer additional securities or cash to the clearing agency in the event the value of the securities then held by the clearing agency in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under such agreements.  An event of default under the clearing agreement would give our counterparty the option to terminate our clearing arrangement. Any amounts owed to the clearing agency would be immediately due and payable. These obligations are recourse to us. Furthermore, a termination of our clearing arrangements would result in a significant disruption to our business and would have a significant negative impact on our dealings and relationship with our customers.  The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the nine months ended September 30, 2021 and the twelve months ended December 31, 2020 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Nine Months Ended September 30, 2021	For the Twelve Months Ended December 31, 2020
Receivables under resale agreements
Period end	6,941,154	5,716,343
Monthly average	6,353,893	6,461,534
Maximum month end	7,299,538	8,945,403
Securities sold under agreements to repurchase
Period end	6,927,518	5,713,212
Monthly average	6,349,318	6,486,137
Maximum month end	7,289,275	8,960,197

Fluctuations in the balance of our repurchase agreements from period to period and intra-period are dependent on business activity in those periods. The fluctuations in the balances of our receivables under resale agreements over the periods presented were impacted by our clients’ desires to execute collateralized financing arrangements through the repurchase market or other financing products.  Average balances and period end balances will fluctuate based on market and liquidity conditions and we consider such intra-period fluctuations as typical for the repurchase market. Month-end balances may be higher or lower than average period balances.  See note 4 and 10 regarding wind down of GCF repo business.

Debt Financing

See note 17 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

DETAIL OF DEBT
(Dollars in Thousands)

	As of	As of	Interest
Description	September 30, 2021	December 31, 2020	Rate Terms	Interest (4)	Maturity
Non-convertible debt:
12.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	12.00%	January 2022
12.00% senior note (the "2019 Senior Note")	-	2,400	Fixed	12.00%	September 2021 (1)
PPP Loan	-	2,166	Fixed	1.00%	May 2022 (5)
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	15,000	15,000	Fixed	8.00%	March 2022 (2)
Less unamortized debt issuance costs	(154)	(401)
	14,846	14,599
Junior subordinated notes (3):
Alesco Capital Trust I	28,125	28,125	Variable	4.13%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	4.28%	March 2035
Less unamortized discount	(24,299)	(24,690)
	23,826	23,435

ByLine Bank	-	-	Variable	NA	October 2021
FT Financial Bank N.A. Credit Facility	-	-	Variable	NA	NA
Total	$43,172	$47,100

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

(3)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of September 30, 2021 on a combined basis was 11.24% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

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

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in thousands)

	As of September 30, 2021	As of December 31, 2020
JKD Capital Partners I LTD	$7,957	$7,957
DGC Trust / CBF	-	4,000
Total	$7,957	$11,957

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 15 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of September 30, 2021.

Contractual Obligations

The table below summarizes our significant contractual obligations as of September 30, 2021 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 2017 Convertible Note is not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements.

CONTRACTUAL OBLIGATIONS
September 30, 2021
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$13,123	$1,682	$3,884	$3,383	$4,174
Maturity of 2020 Senior Notes	4,500	4,500	-	-	-
Interest on 2020 Senior Notes	318	318	-	-	-
Maturity of EBC 2020 Senior Note	-	-	-	-	-
Interest on EBC 2020 Senior Note	-	-	-	-	-
Maturity of 2017 Convertible Note (1)	15,000	15,000	-	-	-
Interest on 2017 Convertible Note (1)	832	832	-	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	30,566	2,017	4,035	4,035	20,479
Redeemable Financial Instrument - JKD Capital Partners 1 (3)	7,957	7,957	-	-	-
Other Operating Obligations (4)	3,271	1,793	1,478	-	-
	$123,692	$34,099	$9,397	$7,418	$72,778

(1)	Assumes the 2017 Convertible Note is not converted prior to maturity.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 4.19% (based on a 90-day LIBOR rate in effect as of September 30, 2021 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 4.28% (based on a 90-day LIBOR rate in effect as of September 30, 2021 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended September 30, 2021, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of September 30, 2021, we would incur a loss of $1,382 if the yield curve rises 100 bps across all maturities and a gain of $1,362 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies.  These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. Also, with our SPAC franchise, we have a large amount of restricted shares on our balance sheet.  These investments are subject to equity price risk and we cannot sell them while they are restricted.  Furthermore, there is limited ability for us to hedge this risk on a cost-effective basis.  We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of September 30, 2021, our equity price sensitivity was $3,994 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of September 30, 2021, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $3,296 as of September 30, 2021.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2021. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Incorporated by reference to the headings titled “Commitments and Contingencies” in note 21 to the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
July 2021	10,490	$17.89	10,490	34,704
August 2021	-	$-	-	34,704
September 2021	-	$-	-	34,704
Total	10,490		10,490

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted inline XBRL: (i) the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020, (iii) the Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020, and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN
Lester R. Brafman
Date: November 4, 2021		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: November 4, 2021		Executive Vice President, Chief Financial Officer, and Treasurer