Form 10-K
period 2021-12-31
Cohen & Co Inc.
filed 2022-03-09
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $21.5 million.  As of March 7, 2022, there were 1,718,135 shares of Common Stock of Cohen & Company Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

•	integration of operations;
•	business strategies;
•	growth opportunities;
•	competitive position;
•	market outlook;
•	expected financial position;
•	expected results of operations;
•	future cash flows;
•	financing plans;
•	plans and objectives of management;
•	tax treatment of the business combinations;
•	the special purpose acquisition companies (SPACs) of which we are a sponsor including, INSU Acquisition III, a blank check company that will seek to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
•	our investments in both SPACs and SPAC sponsor entities, including through our SPAC Fund and SPAC Series Funds
•	our role as asset manager and sponsor in our SPAC franchise
•	fair value of assets; and
•	any other statements regarding future growth, future cash needs, future operations, business plans, future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors.” Actual results may differ materially as a result of various factors, some of which are outside our control, including the following:

•	a decline in general economic conditions or the global financial markets;
•	continuation of the COVID-19 pandemic or future outbreaks of COVID-19, the timing and effectiveness of vaccine distribution, and uncertainty surrounding the length and severity of future impacts on the global economy and on our business, liquidity, results of operations and financial condition;
•	economic uncertainty and capital markets disruption which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine;
•	risks and liabilities due to our investments in the equity interests of SPACs and SPAC sponsor entities including the risk of increased regulation applicable to SPACs, risks regarding litigation in connection with the SPACs in which we invest and those which we sponsor, uncertainty of whether the SPACs in which we invest and those we sponsor will consummate a business combination, adverse impacts of COVID-19 on our SPAC franchise, significant competition for business opportunities in the SPAC industry, write-downs or write-offs with respect to the securities which we hold subsequent to the consummation of an initial business combination by the SPACs in which we invest and those which we sponsor, and the target of a SPAC being an early-stage and financially unstable company;
•	losses caused by financial or other problems experienced by third parties;
•	losses due to unidentified or unanticipated risks;
•	losses (whether realized or unrealized) on our principal investments;
•	a lack of liquidity, i.e., ready access to funds for use in our businesses, or the availability of financing at prohibitive rates;
•	the ability to attract and retain personnel;
•	the ability to meet regulatory capital requirements administered by federal agencies;
•	the ability to pay dividends;
•	an inability to generate incremental income from acquired, newly established, or expanded businesses;
•	unanticipated market closures due to inclement weather or other disasters;
•	the volume of trading in securities including collateralized securities transactions;
•	the liquidity in capital markets;
•	the creditworthiness of our correspondents, trading counterparties, and banking and margin customers;
•	changing interest rates and their impacts on U.S. residential mortgage volumes;

•	competitive conditions in each of our business segments;
•	the availability of borrowings under credit lines, credit agreements, warehouse agreements, and our credit facilities;
•	the potential misconduct or errors by our employees or by entities with whom we conduct business; and
•	the potential for litigation and other regulatory liability.

Our Internet website is www.cohenandcompany.com and we make available on our website our filings with the Securities and Exchange Commission (“SEC”), including annual reports, quarterly reports, current reports and any amendments to those filings. The reference to our website address does not constitute incorporation by reference of the information contained therein into this Form 10-K. We also use our website to disseminate other material information to our investors (on the Home Page and in the “Investor Relations” section of our website). We also post on our website our press releases and information about our public conference calls (including the scheduled dates, times and the methods by which investors and others can listen to those calls), and we make available for replay webcasts of those calls and other presentations for a limited time.

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

“JVB Holdings” refers to JVB Financial Holdings, L.P., a wholly owned subsidiary of the Operating LLC; “JVB” refers to J.V.B. Financial Group, LLC, a wholly owned broker dealer subsidiary of JVB Holdings; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a wholly owned subsidiary of the Operating LLC formerly regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom (the “FCA”); “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a wholly owned subsidiary of the Operating LLC regulated by the Central Bank of Ireland ( the “CBI”); Cohen & Company Financial Europe Limited S.A. (“CCFESA”), a majority owned operating subsidiary of the Operating LLC regulated by the Autorite de Controle Prudentiel et de Resolution ("ACPR") ; and“EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that was externally managed by CCFL.

 “Securities Act” refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM  1.  BUSINESS.

INFORMATION REGARDING COHEN & COMPANY INC.

Overview

We are a financial services company specializing in the fixed income markets and, more recently, in special purpose acquisition company ("SPAC") markets. We were founded in 1999 as an investment firm focused on small-cap banking institutions but have grown to provide an expanding range of capital markets and asset management services. Our business segments are Capital Markets, Asset Management, and Principal Investing. Our Capital Markets business segment consists of fixed income sales, trading, and matched book repo financing as well as new issue placements in corporate and securitized products and advisory services, operating primarily through our subsidiaries, JVB in the United States (the “U.S.”) and CCFESA in Europe. Our Asset Management business segment manages assets through investment vehicles, such as collateralized debt obligations (“CDOs”), managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). As of December 31, 2021, we had approximately $2.4 billion of assets under management (“AUM”) in primarily fixed income assets in a variety of asset classes including U.S. and European bank and insurance trust preferred securities (“TruPS”), debt issued by small and medium sized European, U.S., and Bermuda insurance and reinsurance companies, and equity interests of SPACs and their sponsor entities. A significant portion of our AUM, 52.6%, was in CDOs we manage, which were all securitized prior to 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.  Our Principal Investing business segment is comprised primarily of investments we hold related to our SPAC franchise and investments that we have made for the purpose of earning an investment return rather than investments made to support our trading, matched book repo, or other capital markets business activity.

Capital Markets

Our Capital Markets business segment consists primarily of fixed income sales, trading, and matched book repo financing as well as new issue placements in corporate and securitized products and advisory services operating primarily through our subsidiaries, JVB in the U.S. and CCFESA in Europe. JVB is our sole operating U.S. broker-dealer, under our JVB Holdings subsidiary, and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Industry Protection Corporation (“SIPC”).  CCFESA is regulated by the Autorite de Controle Prudentiel et de Resolution ("ACPR").

Cohen & Company Capital Markets, a division of JVB, is our full-service boutique investment banking platform focusing on SPAC advisory, capital markets advisory, and M&A advisory, with clients primarily in the financial technology (commonly referred to as "fintech") and SPAC spaces. During 2021, Cohen & Company Capital Markets hired 16 professionals with substantial industry experience to build a leading boutique capital markets advisory team.

In 2021, we created a commercial real estate lending platform (“CRE Opportunities”), which operates outside of JVB, primarily focused on multi-family transitional loans. During 2021, we hired eight professionals with extensive origination, underwriting, and securitization experience in the commercial real estate market.

Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds and loans, asset-backed securities (“ABS”), mortgage backed securities (“MBS”), commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments.

In 2012, we established a trading desk for “to-be-announced” securities, or TBAs, as part of our mortgage group. TBAs are forward mortgage-backed securities whose exact collateral remains unknown until just prior to the trade settlement, although the characteristics of the collateral are known. The forward collateral types are exclusively issued by U.S. government agencies, such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Government National Mortgage Association (“Ginnie Mae”). One objective of our mortgage group is to provide capital markets execution services to small and middle market institutional mortgage originators that hedge their mortgage pipelines. In addition to providing credit for MBS trading lines and execution services, our mortgage group offers trading of specified pools and financing for qualified originators. Our mortgage group offers a range of solutions for institutional clients seeking to enhance their mortgage pipeline execution and overall portfolio profitability. In addition, our mortgage group acts as an intermediary between borrowers and lenders of short-term funds and provides funding for various inventory positions using repurchase agreements.

We have grown our matched book repo business, under which JVB enters into repurchase and reverse repurchase agreements. In general, JVB lends money to a counterparty after obtaining collateral securities from that counterparty via a reverse repurchase agreement. JVB also borrows money from another counterparty using those same collateral securities via a repurchase agreement. JVB seeks to earn net interest income on these transactions. For several years, JVB has operated a matched book gestation repo program. Gestation repo involves entering into repurchase and reverse repurchase agreements where the underlying collateral security represents a pool of newly issued mortgage loans. The borrowers ( i.e. the reverse repurchase agreement counterparties) are generally mortgage originators. The lenders (i.e. the repurchase agreement counterparties) are a diverse group of counterparties comprised of banks, insurance companies, and other financial institutions. From 2017 through 2021, we also operated a matched book general collateral funding (“GCF”) repo business as a full netting member of the Fixed Income Clearing Corporation’s (“FICC”) Government Services Division. Primarily due to reduced spreads in the repo market for GCF collateral, we exited the GCF business in 2021.

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

In early 2008, our management team made the strategic decision to restructure our Capital Markets business model from exclusively focusing on TruPS and structured credit products to a more traditional fixed income broker-dealer platform with more diversified revenue streams primarily from trading activity. In the ensuing years, we hired many sales and trading professionals with expertise in areas that complement our core competency in structured credit. In 2011, our acquisitions of JVB and the PrinceRidge Group (“PrinceRidge”) further expanded our Capital Markets platform. As a result of these acquisitions, offset by subsequent downsizings and mergers, our Capital Markets staffing increased from six sales and trading professionals at the beginning of 2008, to over 230 professionals in mid-2011, and decreased to 72 professionals as of December 31, 2021. We continue to explore opportunities to add complementary distribution channels, hire experienced talent, expand our presence across asset classes, and bolster the service capabilities of our Capital Markets business segment.

Our Capital Markets business segment generates revenue through the following activities: (1) trading activities, which include execution and brokerage services, matched book repo, riskless trading activities as well as gains and losses (unrealized and realized), and income and expense earned on securities classified as trading, and (2) new issue and advisory revenue comprised of (a) origination fees for newly created financial instruments originated by us, (b) revenue from advisory services, and (c) new issue revenue associated with arranging and placing the issuance of newly created financial instruments. Our Capital Markets business segment has offices in Boca Raton (Florida), Cold Spring Harbor (New York), Hunt Valley (Maryland), Menlo Park (California), New York City (New York), Paris (France), and Philadelphia (Pennsylvania).

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

Asset Management

Our Asset Management business segment manages assets within a variety of Investment Vehicles. We earn management fees for our ongoing asset management services provided to these Investment Vehicles, which may include fees both senior and subordinate to the securities issued by the Investment Vehicles. Management fees are based on the value of the AUM or the investment performance of the vehicle, or both. As of December 31, 2021, we had $2.4 billion in AUM, of which 52.6% was in CDOs we manage. AUM equals the sum of: (1) the gross assets included in the CDOs that we have sponsored and/or manage; plus (2) the net asset value (“NAV”) or gross assets of the Other Investment Vehicles we manage based on whichever measurement serves as the basis for the calculation of our management fees. Our calculation of AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to any definition of AUM that may be used in our management agreements.  We do not receive management fees for assets managed within our SPAC Series Funds as well as our CREO JV prior to completing a securitization.  See discussion below.

Currently, a significant portion of our AUM is in CDOs that we manage. A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes secured by the assets. In the event of a default, the lender will have recourse only to the assets securing the loan. We have originated assets for, served as co-placement agent for, and continue to manage this type of Investment Vehicle, which is generally structured as a trust or other special purpose vehicle. In addition, we invested in some of the debt and equity securities initially issued by certain CDOs, gains and losses of which were recorded in our Principal Investing business segment.

These structures can hold different types of securities. Historically, we focused on the following asset classes: (1) U.S. and European bank and insurance TruPS and subordinated debt; (2) U.S. ABS, such as MBS and commercial real estate loans; (3) U.S. and European corporate loans; and (4) U.S. obligations of non-profit entities. As of December 31, 2021, our only remaining CDOs under management were backed by U.S. and European bank and insurance TruPS and subordinated debt.

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

As of December 31, 2021, we had two subsidiaries that act as collateral managers and investment advisors to the CDOs that we manage. These entities are registered investment advisors under the Investment Advisers Act of 1940 (the “Investment Advisers Act”).

Subsidiary	Product Line	Asset Class

Cohen & Company Financial Management, LLC (“CCFM”)	Alesco	Bank and insurance TruPS, subordinated debt of primarily U.S. companies
Dekania Capital Management, LLC (“DCM”)	Dekania Europe	Bank and insurance TruPS, subordinated debt of primarily European companies

 The table below shows changes in our AUM by product line for the last five years.

ASSETS UNDER MANAGEMENT
(Dollars in Millions)

	As of December 31,
	2021	2020	2019	2018	2017
Alesco	$1,099	$1,890	$2,044	$2,112	$2,469
Dekania Europe	141	167	153	171	402
Munda	-	-	-	103	246
Total CDO AUM	1,240	2,057	2,197	2,386	3,117
Other Investment Vehicles	1,118	712	560	466	375
Total AUM	$2,358	$2,769	$2,757	$2,852	$3,492

A description of our CDO product lines that were under management as of December 31, 2021 is set forth below.

Alesco and Dekania. As of December 31, 2021, we managed six Alesco deals and two Dekania Europe deals, which were initially securitized during 2003 to 2007. CCFM manages our Alesco platform. DCM manages our Dekania Europe platform. During 2014, we entered into a sub-advisory agreement to employ Mead Park Advisors, LLC to render advice and assistance with respect to collateral management services to the Alesco portfolios. On March 30, 2017, the sub-advisory agreement with Mead Park Advisors, LLC was terminated, and we entered into a sub-advisory agreement with another unrelated third-party provider effective March 30, 2017.

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

A description of our other Investment Vehicles that were under management as of December 31, 2021 is set forth below.

CREO JV. In September 2021, we committed to invest up to $15.0 million of equity into a newly formed joint venture (the “CREO JV”) with an outside investor who committed to invest approximately $435.0 million of equity into the CREO JV. We are required to invest 7.5% of the total equity of the CREO JV with an absolute limit of $15.0 million. As of December 31, 2021, the NAV of the CREO JV was $77.7 million, and we had invested $5.8 million of our $15.0 million investment commitment. The CREO JV is managed by us. The CREO JV was formed for the purposes of investing in primarily multi-family commercial real estate mortgage-backed loans and below-investment-grade rated tranches in CRE CLOs collateralized by mostly transitional commercial real estate mortgage-backed loans. “CRE CLO” means any pooling of commercial real estate mortgage-backed loans into a collateralized loan obligation. The commercial real estate loans that are funded by the CREO JV may be originated by us and we may earn origination fees in connection with such transactions. In addition, we may earn structuring fees in connection with structuring and consummating a CRE CLO consisting of a pooling of commercial real estate loans. Any origination fees or structuring fees earned by us will be in our Capital Markets segment. We will also earn management fees as manager of any CRE CLOs based on the value of the assets consolidated into a CRE CLO (calculated in accordance with the terms of such CRE CLO), payable from the proceeds generated by and in accordance with the distribution waterfall of such CRE CLO. The CREO JV has a repurchase facility to finance its assets until they can be securitized into CRE CLOs.  Through December 31, 2021, we have not yet structured and consummated a CRE CLO, thus no management fees as manager have been earned yet.

PriDe Funds. In July 2014, we, initially through CCFL, then CCFEL, and now through CCFESA, became the investment advisor of a newly created French investment fund with total commitments of €238 million, and an initial investment period of two years (which was later extended by two years) and a maturity date of July 2026 (which was later extended until July 2028).  In January 2017, the second vintage funds in the series of these funds closed with total commitments of €203.5 million, and an initial investment period of three years (which was later extended by two years) and a maturity date of January 2032. In July 2020, the third vintage funds in the series of these funds closed with total commitments of €375.5 million, and an initial investment period of three years and a maturity date of July 2033. This series of funds is referred to in this Annual Report on Form 10-K as the “PriDe Funds.” The PriDe Funds earn investment returns by investing in a diversified portfolio of debt securities issued by small and medium sized European insurance companies that have limited access to capital markets. CCFESA earns investment advisor regular fees and investment advisor performance fees depending on the level of returns achieved. We have not made an investment, nor do we expect to make any investment, in the PriDe Funds. AUM of the PriDe Funds was $686.5 million at December 31, 2021.

U.S. Insurance JV. In May 2018, we committed to invest up to $3.0 million in a newly formed joint venture (the “U.S. Insurance JV”) with an outside investor who committed to invest approximately $63.0 million of equity in the U.S. Insurance JV.  The U.S. Insurance JV was formed for the purposes of investing in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies and is managed by DCM. We were required to invest 4.5% of the total equity of the U.S. Insurance JV with an absolute limit of $3.0 million. The U.S. Insurance JV has a $250 million credit agreement for leverage to grow its assets. As of December 31, 2021, the NAV of the U.S. Insurance JV was $127.0 million, and we had fulfilled our investment commitment. In addition, the insurance company debt that will be funded by the U.S. Insurance JV may be originated by us and there may be origination fees earned in connection with such transactions. We will also earn management fees as manager of the U.S. Insurance JV.  We are entitled to a quarterly base management fee, an annual incentive fee (if certain return hurdles are met), and an additional incentive fee upon the liquidation of the portfolio (if certain return hurdles are met).

SPAC Fund. In 2018, we invested in and became the investment manager and general partner of a newly formed Delaware limited partnership and the investment manager for a Cayman Islands exempted company that are feeder funds into a separate Cayman Islands exempted company that serves as the primary investment vehicle (the “SPAC Fund”).  The SPAC Fund was created for the purpose of investing primarily in the equity interests of SPACs and, in certain circumstances, SPAC sponsor entities including SPACs sponsored by us, our affiliates, and third parties. As of December 31, 2021, our investment in the SPAC Fund was valued at $2.0 million. CCFM is the manager of the SPAC Fund and is entitled to a quarterly base management fee based on a percentage of the NAV of the SPAC Fund and the general partner of the SPAC fund is entitled to an annual incentive allocation based on the actual returns earned by the general partner of the SPAC Fund. We consolidate the general partner of the SPAC Fund and own 1/3 of the equity of the general partner of the SPAC Fund.  As of December 31, 2021, the NAV of the SPAC Fund was $125.4 million.

SPAC Series Funds. As a complement to the SPAC Fund, we established and became the managing member and investment manager to two newly formed umbrella limited liability companies (the “SPAC Series Funds”) that issue a separate series for each investment portfolio, which typically consists of investments in the sponsor entities of individual SPACs. The investing activity of the SPAC Series Funds includes purchasing interests in the placement units of certain SPAC sponsor entities that, in addition to placement units, entitle the SPAC Series Funds to certain amounts of founder shares, for a nominal purchase price. The number of founder shares allocated to the SPAC Series Funds are not finally determined until the related business combination (if any) is completed by the applicable SPAC. The amount of founder shares allocable to each SPAC Series Fund is subject to change for two main reasons. First, if a business combination is not completed by the applicable SPAC within the allowed time frame, the SPAC Series Funds will forfeit all the founder shares allocated to them for that particular SPAC. Second, even if a business combination by the applicable SPAC is completed, the economic terms of the combination are subject to negotiation between the target company and that SPAC. In many cases, the total amount of founder shares to which the sponsor entities are entitled will be reduced as part of these negotiations. In these cases, any allocation to the SPAC Series Funds will also be reduced. Although we do not charge a management fee for most of the SPAC Series Funds, nor do we earn a performance fee from most of the SPAC Series Funds, we and certain of our employees receive a portion of the allocations of founder shares, for a nominal purchase price, from the SPAC sponsor entities in which the SPAC Series Funds invest. As of December 31, 2021, the SPAC Series Funds had issued limited liability company interests and invested in 43 SPAC sponsor entities, with an aggregated total net asset carrying value of $129.9 million. As of December 31, 2021, our investment in the SPAC Series Funds was carried at $5.4 million. As of December 31, 2021, in our capacity as the asset manager of the SPAC Series Funds, we have received a current allocation of a total 12.4 million founder shares, for a nominal purchase price, from 36 different SPAC sponsor entities. These allocations will be worthless if the underlying SPACs fail to complete their business combination and liquidate. Furthermore, even if a business combination is completed, the founder shares allocable to us may be adjusted significantly downward based on final negotiation with the business combination counterparty. See below description of our Principal Investments as of December 31, 2021.

Managed Accounts. We provide investment management services to a number of separately managed accounts. Part of our European CDO team has transitioned to providing investment management or advisory services primarily to European family offices, high net worth individuals, and asset managers. The investment focus is on CDO and CLO notes and debt instruments where the investment managers have relevant expertise. For these services, we are paid gross annual base management or advisory fees of approximately 1.5% plus a gross annual performance fee of 20% of cash-on-cash returns in excess of an 8% hurdle. There is also an early redemption fee if any of the clients were to terminate their arrangement within the first five years of the relationship. AUM of these European managed accounts was $34.8 million as of December 31, 2021.

In addition, we have historically received revenue shares from certain asset management businesses that we initially sponsored or owned, and subsequently sold or spun-off. A description of our only remaining asset management revenue share as of December 31, 2021 is set forth below.

Infrastructure Finance Business. On March 12, 2012, we entered into an agreement with unrelated third parties whereby we agreed to assist in the establishment of an international infrastructure finance business (“IIFC”). As consideration for our assistance in establishing IIFC, we received 8.0% of certain revenues of the manager of IIFC through October 31, 2021, and effective November 1, 2021, we receive 7.35% of certain revenues of the manager of IIFC. The IIFC revenue share arrangement expires when we have earned a cumulative $20 million in revenue share payments or with the dissolution of IIFC’s management company.  Also, in any particular year, the revenue share earned by us cannot exceed $2.0 million.  In 2021, we earned $0.6 million from the IIFC revenue share.  From inception through 2021, we have earned $3.8 million. See note 22 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Since 2018, we have sponsored three SPACs. Our first sponsored SPAC, Insurance Acquisition Corp. (“Insurance SPAC”), completed its $150.7 million IPO in March 2019, entered into a merger agreement in June 2020, and completed its business combination in October 2020 with Shift Technologies, Inc. (“Shift”), a car-buying e-commerce platform. When the merger closed on October 13, 2020, Insurance SPAC changed its name to "Shift Technologies, Inc." and, on October 15, 2020, its trading symbol on the NASDAQ Capital Market (“NASDAQ”) changed from "INSU" to "SFT."  Our second sponsored SPAC, INSU Acquisition Corp. II (NASDAQ: INAQ) (“Insurance SPAC II”), completed its $250 million IPO in September 2020 and entered into a merger agreement in November 2020 with Metromile, Inc., a digital insurance platform and pay-by-mile auto insurer ("MetroMile"), which closed on February 9, 2021. When the merger closed, Insurance SPAC II changed its name to Metromile, Inc. and on February 10, 2021, its trading symbol on the NASDAQ changed from "INAQ" to "MILE."  Our third sponsored SPAC, INSU Acquisition Corp. III (NASDAQ: IIII) (“Insurance SPAC III”), completed its $218 million IPO in December 2020 and is currently seeking to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses that provides insurance or insurance related services but is not required to complete a business combination with an insurance business. See note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

Subject to changes in the overall SPAC market which are evolving rapidly, we anticipate continuing to grow our SPAC franchise and capitalizing on opportunities in the space. In addition to our sponsored SPACs, we receive founder shares and purchase placement units and IPO units in various SPACs sponsored by third parties and affiliates, through our SPAC Fund, our SPAC Series Funds, and our Principal Investing portfolio.  The amount of founder shares allocated to us are not finally determined until the related business combination is completed. The amount of founder shares allocable to us are subject to change for two main reasons. First, if a business combination is not completed by the applicable SPAC within the allowed time frame, we will forfeit all the founder shares allocated to us for that particular SPAC. Second, even if a business combination is completed by the applicable SPAC, the economic terms of the combination are subject to negotiation between the target company and that SPAC. In many cases, the total amount of founder shares to which the sponsor entities are entitled to will be reduced as part of these negotiations. In these cases, any allocation of founder shares to the us will also be reduced.

We also invest in SPAC sponsor entities that we do not consolidate because we are not the managing member of such sponsor entity or otherwise do not have the power to direct the sponsor entity's most important activities. In these cases, we treat our investment in the SPAC sponsor entity as an equity method investment. Furthermore, because of the difficulty of determining the fair value of such an investment during the applicable SPAC's pre-business combination period, we generally have not elected fair value option. If a SPAC completes a business combination and we have an equity method investment in the associated sponsor entity, the sponsor entity will record income equal to the difference between the fair value of the restricted and unrestricted shares it receives and the carrying value of its equity method investment in the SPAC. We will recognize our share of this gain as income from equity method affiliates. The sponsor entity will continue to mark its investment in the SPAC to market after the business combination and we will recognize our share of the change in fair value as income or loss from equity method affiliates. Once the sponsor entity distributes to us our share of the SPAC shares it owns, we will reclassify our investment from investment in equity method affiliate to other investments, at fair value as we will then hold the SPAC shares directly (rather than through an equity method investee). We will then record principal transactions income and loss until the SPAC shares themselves are liquidated.

As of December 31, 2021, our Principal Investing portfolio included other investments, at fair value, which were valued at $53.5 million, and investments in equity method affiliates, which were carried at $48.2 million. A description of our Principal Investments as of December 31, 2021 is set forth below.

(Dollars in millions.)

		Other Investments,	Investments in Equity
Investment	Ticker	at fair value	Method Affiliates
Sponsored SPACs:
Post-Business Combination
Shift Technologies, Inc.	SFT	$5.8	$-
Metromile, Inc.	MILE	5.5	-
		11.3	-
Pre-Business Combination
Insurance SPAC III	IIII	-	4.5

Non-Sponsored SPACs:
Post-Business Combination
Payoneer Inc.	PAYO	2.3	-
Parella Weinberg Partners	PWP	-	1.1
REE Automotive	REE	5.2	-
Archer Aviation Inc.	ACHR	-	0.7
Wejo Group Ltd.	WEJO	6.8	2.0
Heliogen, Inc.	HLGN	-	28.4
Other		1.3	-
		15.6	32.2
Pre-Business Combination
Various		13.5	0.5

Other Investments:
CREO JV		5.8	-
US Insurance JV		3.4	-
Dutch Real Estate		-	5.6
SPAC Funds		2.0	-
SPAC Series Funds		-	5.4
Other Investments		1.9	-
		13.1	11.0

Total Principal Investing Portfolio		$53.5	$48.2

Investment in Sponsored SPACs, Post-Business Combination. As of December 31, 2021, our investment in the post-business combination public equities of Shift and Metromile was valued at $11.3 million, which was included as a component of other investments, at fair value in our consolidated balance sheet. Our investment in Shift is the result of our sponsorship of Insurance SPAC and our investment in Metromile is the result of our sponsorship of Insurance SPAC II. Certain of the shares are subject to restrictions on transfer until certain threshold trading prices are met. See notes 4 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

Investment in Sponsored SPACs, Pre-Business Combination. As of December 31, 2021, our investment in Insurance SPAC III public equity was carried at $4.5 million, which was included as a component of investment in equity method affiliates in our consolidated balance sheet. Partially offsetting this amount was non-controlling interest of $4.8 million, which was included as a component of non-controlling interest in our consolidated balance sheet. Therefore, the net carrying value of our investment in Insurance SPAC III was negative $0.3 million as of December 31, 2021. Our investment in Insurance SPAC III is the result of our sponsorship of INSU Acquisition Corp. III. If Insurance SPAC III closes a business combination, certain of the shares that we will be entitled to receive will be subject to restrictions on transfer until threshold trading prices are met. See notes 4 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

Investment in Non-Sponsored SPACs, Post-Business Combination. An investment in non-sponsored SPACs, post-business combination is classified as other investments, at fair value after we receive our allocation of the post-business combination publicly traded company shares. During the period between a closing of the business combination and receiving our allocation of shares in the post-business combination publicly traded company, an investment in non-sponsored SPACs, post-business combination is classified as an investment in equity method affiliates, representing an investment in the sponsor of the SPAC, entitling us to an eventual allocation of post-business combination public company shares. As of December 31, 2021, our investment in the public equity of non-sponsored SPACs, post-business combination was valued at $15.6 million as a component of other investments, at fair value, partially offset by non-controlling interests of $6.5 million, resulting in a net carrying value of $9.1 million. As of December 31, 2021, our investment in the sponsors entitling us to public equity of non-sponsored SPACs, post-business combination had a carrying value of $32.2 million as a component of investment in equity method affiliates, partially offset by non-controlling interests of $18.6 million, resulting in a net carrying value of $13.6 million. These investments are primarily a result of allocations of founder shares to us and certain of our employees, for a nominal purchase price, from the SPAC sponsor entities in which the SPAC Series Funds invest. Certain of the shares are subject to restrictions on transfer until threshold trading prices are met. See notes 4 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

Investment in Non-Sponsored SPACs, Pre-Business Combination. An investment in non-sponsored SPACs, pre-business combination is classified as other investments, at fair value if we purchase shares of publicly traded SPACs directly in the open market. An investment in non-sponsored SPACs, pre-business combination is classified as an investment in equity method affiliates if the investment is in the sponsor of a SPAC and entitles us to an eventual allocation of public company shares from a SPAC sponsor, if a SPAC successfully completes a business combination. As of December 31, 2021, our investment in the public equity of non-sponsored SPACs, pre-business combination was valued at $13.5 million as a component of other investments, at fair value, which represents investment in the public equity of nine non-sponsored SPACs, pre-business combination. Three of these equity positions, valued at an aggregate $9.8 million, are in SPACs sponsored by related parties – see notes 4 and 31 to our consolidated financial statements included in this Annual Report on Form 10-K. All nine of these publicly traded SPACs have completed an IPO but have not yet consummated a business combination, and only two have signed a merger agreement with a potential business combination target. As of December 31, 2021, our investment in the sponsors entitling us to public equity of non-sponsored SPACs, pre-business combination had a carrying value at $0.5 million as a component of investment in equity method affiliates, partially offset by non-controlling interests of $0.1 million, resulting in a net carrying value of $0.4 million. We expect to continue to invest additional capital in non-sponsored SPAC equity, directly and through sponsors, as opportunities arise.

Investment in CREO JV. In September 2021, we co-established and committed to invest up to $15.0 million in CREO JV. As of December 31, 2021, we had invested $5.8 million of our $15.0 million investment commitment. As of December 31, 2021, our investment in CREO JV was valued at $5.8 million, which was included as a component of other investments, at fair value in our consolidated balance sheet, and the NAV of the CREO JV was $77.7 million.

Investment in U.S. Insurance JV. During 2018, we co-established and committed to invest up to $3.0 million in the U.S. Insurance JV. As of December 31, 2021, we had fulfilled our investment commitment, our investment in the U.S. Insurance JV was valued at $3.4 million, which was included as a component of other investments, at fair value in our consolidated balance sheet, and the NAV of the U.S. Insurance JV was $127.0 million.

Investment in Dutch Real Estate. In December 2019, we acquired a 45% interest in CK Capital Partners B.V. (“CK Capital”), a private company incorporated in the Netherlands, which provides asset and investment advisory services relating to real estate holdings, as well as a 10% interest in a related real estate holding company. In December 2021, we invested an additional $2.4 million in the related real estate holding company. As of December 31, 2021, our investment in these Dutch Real Estate entities was carried at $5.6 million, $0.4 million in CK Capital and $5.2 million in the real estate holding company, which was included as a component of investment in equity method affiliates in our consolidated balance sheet.

Investment in the SPAC Fund. In August 2018, we established and invested $0.6 million in the SPAC Fund. As of December 31, 2021, our investment in the SPAC Fund was valued at $2.0 million, which was included as a component of other investments, at fair value in our consolidated balance sheet, and the NAV of the SPAC Fund was $125.4 million.

Investment in the SPAC Series Funds. In 2020, as a complement to the SPAC Fund, we established and became the managing member and investment manager to the SPAC Series Funds that issue a separate series for each investment portfolio, which typically consists of investments in the sponsor entities of individual SPACs. As of December 31, 2021, our investment in the SPAC Series Funds was carried at $5.4 million, which was included as a component of investment in equity method affiliates in our consolidated balance sheet. We expect to continue to invest additional capital in the SPAC Series Funds as opportunities arise.

Investment in Other Securities. We have invested in various original issuance securities that we have originated and certain other securities that we have not originated. As of December 31, 2021, our investments in these other securities were valued at $1.9 million, which included private equity, public equity, and real estate loans.

Employees

 As of December 31, 2021, we employed a total of 118 full time professionals and support staff. This number includes 64 employees of our JVB subsidiary, 8 employees of our CRE Opportunities group, 11 employees of our Principal Investing business segment, 14 employees of our U.S. Asset Management business segment, 6 employees of our European Asset Management business segment, 14 employees of our U.S. support services group, and 1 employee of our European support services group. We consider our employee relations to be good and believe that our compensation and employee benefits are competitive with those offered by other financial services firms that we compete with for personnel. None of our employees is subject to any collective bargaining agreements. Our core asset is our professionals, their intellectual capital, and their dedication to providing the highest quality services to our clients. Prior to joining us, members of our management team held positions with other leading financial services firms, accounting firms, law firms, investment firms, or other public companies. Lester R. Brafman, Daniel G. Cohen, and Joseph W. Pooler, Jr. are our executive operating officers, and biographical information relating to each of these officers is incorporated by reference in “Part III — Item 10 — Directors, Executive Officers and Corporate Governance” to the Company’s Proxy Statement, to be filed in connection with the Company’s 2022 Annual Meeting of Stockholders.

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

In recent years, there has been substantial consolidation and convergence among companies in the financial services industry, including among many of our former competitors. In particular, a number of large commercial banks have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wider range of products than we offer, including loans, deposit taking, and insurance. Many of these firms also offer more comprehensive investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our business. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors.

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

As of December 31, 2021, our regulated subsidiaries include: JVB, a registered broker-dealer regulated by FINRA and subject to oversight by the U.S. Securities and Exchange Commission (the “SEC”); CCFESA, a French company regulated by the ACPR; CCFEL, an Irish company regulated by the CBI; and CCFM and DCM, each of which is a registered investment adviser regulated by the SEC under the Investment Advisers Act. Since our inception, our businesses have been operated within a legal and regulatory framework that is constantly developing and changing, requiring us to be able to monitor and comply with a broad range of legal and regulatory developments that affect our activities.

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

U.S. Regulation. As of December 31, 2021, JVB was registered as a broker-dealer with the SEC and was a member of and regulated by FINRA. JVB is subject to the regulations of FINRA and industry standards of practice that cover many aspects of its business, including initial licensing requirements, sales and trading practices, relationships with customers (including the handling of cash and margin accounts), capital structure, capital requirements, record-keeping and reporting procedures, experience and training requirements for certain employees, and supervision of the conduct of affiliated persons, including directors, officers, and employees. FINRA has the power to expel, fine, and otherwise discipline member firms and their employees for violations of these rules and regulations. JVB is also registered as a broker-dealer in certain states, requiring us to comply with the laws, rules, and regulations of each state in which JVB is registered. Each state may revoke the registration to conduct a securities business in that state and may fine or otherwise discipline broker-dealers and their employees for failure to comply with such state’s laws, rules, and regulations.

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

In June 2018, in response to the uncertainty surrounding Brexit, we created a new subsidiary, Cohen & Company Financial (Europe) Limited (“CCFEL”) in Ireland, for the purpose of seeking to become regulated to perform asset management and capital markets activities in Ireland and the European Union. In April 2019, CCFEL received authorization from the Central Bank of Ireland (“CBI”) under the European Union (Markets in Financial Instruments) Regulations 2017 to provide Financial Instruments.  The services for which CCFEL received authorization include the receipt and transmission of orders in relation to Financial Instruments, the execution of orders on behalf of clients, portfolio management, investment advice and investment research, and financial analysis.  In addition, CCFEL applied for approval of a French branch, which approval was granted by the CBI and the branch was authorized by the French regulators in April 2019.  Following authorization of the French Branch of CCFEL, various contracts originally entered into by Cohen & Company Financial Limited (“CCFL”), formerly regulated by the Financial Conduct Authority in the United Kingdom, were novated to the French Branch of CCFEL. The novation of contracts was completed on July 1, 2019. In order to finalize our Brexit plans and to increase the efficiency of our activity in Europe (and as all the regulated activity of CCFEL was carried out by its French branch), we later created a new subsidiary, CCFESA, in France, for the purpose of taking over our regulated European activities under one regulated entity. In October 2021, CCFESA received authorization from the French banking regulator (“ACPR”) to act as Investment Firm under the European Union (Markets in Financial Instruments) Regulations 2017 to provide Financial Instruments.  The services for which CCFESA received authorization include the receipt and transmission of orders in relation to Financial Instruments, the execution of orders on behalf of clients, portfolio management, investment advice and investment research, and financial analysis. Following authorization of CCFESA, various contracts originally entered into by CCFL and CCFEL were novated to CCFESA. The novation of contracts was completed on November 1, 2021. Further to such novation, both CCFL and CCFEL have stopped carrying out any regulated activity and are the process of liquidating.

French Regulation. Our French subsidiary, Cohen & Company Financial (Europe) S.A. (“CCFESA”) is an investment services provider authorized and regulated by the French Prudential Supervision and Resolution Authority (Autorité de Contrôle Prudentiel et de Résolution, the “ACPR”). CCFESA is subject to the ACPR’s rules and guidance, but also to the rules of the French Financial Markets Authority (Autorité des Marchés Financiers, the “AMF”) and the relevant provisions of the French Monetary and Financial Code and the AMF’s general regulations. CCFESA’s license by the ACPR covers the following activities: (1) order reception and transmission for third parties; (2) order execution for third parties; (3) investment advice; (4) portfolio management for third parties; and (5) research and financial analysis.  An overview of key aspects of France’s regulatory regime, which apply to CCFESA, is set out below.

Ongoing regulatory obligations. As a French regulated entity, CCFESA is subject to ongoing regulatory obligations, which cover the following wide-ranging aspects of its business. The ACPR sets conditions that all French authorized investment firms, including CCFESA, must satisfy in order to become and remain authorized by the ACPR. These relate to the firm’s initial capital and appropriate financial resources for the proposed activities, the identity and status of direct and indirect shareholders, a management that has the knowledge, experience and fitness of investment firms and is located in France and has a program of operations for each of the proposed services approved by the AMF.

CCFESA is expected to comply with the ACPR’s regulatory frameworks.  Consequently, the ACPR imposes overarching responsibilities on the directors and senior management of a regulated firm. Key requirements in this context include the need to have adequate systems and controls in relation to: (1) senior management arrangements and general organizational requirements; (2) compliance, internal audit, and financial crime prevention; (3) outsourcing; (4) record keeping; (5) risk management; and (6) managing conflicts of interest.

CCFESA permitted activity is to deal only with eligible counterparties and professional clients as defined under Schedule 2 of the MIFID II Regulations in relation to the regulated activities it conducts. The level with which CCFESA must comply is dependent on the categorization of its clients, which should be considered in the context of the regulated activity being performed. These rules include requirements relating to the type and level of information that must be provided to clients before business is conducted with or for them, the regulation of financial promotions, procedures for entering into client agreements, obligations relating to the suitability and appropriateness of investments, and rules about managing investments and reporting to clients.

Reporting. All authorized firms in France are required to report to the ACPR and to the AMF on a periodic basis. CCFESA’s reporting requirements are based on the scope of its license. The ACPR will use the information submitted by CCFESA to monitor it on an ongoing basis. There are also high-level reporting obligations, whereby CCFESA is required to engage with the AMF in an open and co-operative way and to disclose appropriately anything relating to its activity and which would affect its business plan, activity or any relevant information submitted to the regulators in the context of its license application.

Enforcement powers. The ACPR has a wide range of disciplinary and enforcement tools that it can use should a regulated firm fail to comply with its regulatory obligations.  However, this primary jurisdiction does not exclude that of the AMF with regard more specifically to any failure by persons placed under its supervision (and therefore within investment firms) to fulfil their professional obligations. In addition, the AMF has the option of delegating its power of control, in particular to market operators and clearing houses and to the ACPR. For its part, the ACPR can also delegate its power of control, in particular to the AMF.

A wide range of tools can be used to take action against regulated entities and/or individuals which fall short of our expected standards of behavior including:

● issuance of a warning

● issuance of a rebuke

● prohibition, for a maximum period of 10 years, from carrying out certain operations and any other limitations in the exercise of its activity

● temporary suspension or compulsory resignation, for a maximum period of 10 years, of one or more managers, with or without the appointment of a provisional administrator

● partial or total withdrawal of approval or removal from the list of authorized persons, with or without the appointment of a liquidator

● temporary or definitive withdrawal of the professional card, temporary ban on trading for their own account, temporary or definitive ban on the exercise of all or part of the activities or the exercise of management functions within the relevant entity;

● imposition of a fine.

With regard to the pecuniary sanctions which may be imposed by the ACPR and/or the AMF instead of or in addition to the aforementioned sanctions, such fines cannot exceed 100 million euros (or ten times the amount of the benefit derived from such breach if this can be determined) or 15% of net annual turnover for breaches specifically referred to in the French Monetary and Financial Code.  Fines issued against individuals under the authority or acting on behalf of an investment firm cannot exceed 15 million euros (or ten times the amount of the benefit derived from the breach if this can be determined).

In addition to the general sanctions regime as described above, a specific regime is provided for breaches of the provisions of the CRR Regulation and the CRD IV Directive, which establish in particular the capital and liquidity requirements, as well as the rules of governance to which investment firms are subject.

Financial Resources. As part of the firm regulatory requirements under the ACPR it must maintain adequate financial resources as set out in the European Union Regulation (EU) 2019/2033, also known as the Investment Firms Regulation (IFR), and Directive (EU) 2019/2034, also known as the Investment Firms Directive (IFD). The IFR and the IFD apply to investment firms deemed sufficiently small and non-interconnected (so called “class 3” firms); “Class 3” firms are subject to lighter requirements; specifically, the capital requirement for a class 3 firm is equal to the higher of (1) €75k of permanent minimum capital requirement (PMR); or (2) a quarter of its fixed overheads requirements. CCFESA is classified as a class 3 firm. This means that it would be subject to a base regulatory tangible capital requirement of €480k . In addition, this base capital will be reviewed on an annual basis. The Company's capital will also be reviewed in the event of a material change in the Company's business since the preceding year.

Anti-money Laundering Requirements. A French financial institution is subject to additional client acceptance requirements, which stem from anti-money laundering and terrorist financing legislation that requires a firm to identify its clients before conducting business with or for them and to retain appropriate documentary evidence of this process. Relevant anti-money laundering legislation in France is derived from EU Directives and more particularly EU Directive 2015/849 of 20 May 2015 (also known as the “Fourth Directive”) and EU Directive 2018/843 of 30 May 2018 (also known as the “Fifth Directive”).  The fight against money laundering and terrorist financing (AML-CFT) is one of the AMF’s main supervisory priorities. The ACPR is also responsible for protecting the customers of the supervised institutions and ensuring the fight against money laundering and the financing of terrorism. It also has resolution powers.

The obligations derived from the Fourth Directive were implemented into the French Monetary and Financial Code and  include:

● Risk assessment

● Identification and verification of the identity of clients and their beneficial owners

● Due diligence measures upon entry and throughout the business relation

● Obligation to file suspicious transaction reports to TRACFIN

● Internal audit and reporting to the AMF

● Implementation of asset freezing measures

The Fifth Directive has been implemented into French law at the beginning of 2020. It sets out a series of measures to fight against terrorist financing more effectively and guarantee improved transparency of financial transactions.

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

●	Our investments in SPAC Sponsor Entities are speculative, subject to total loss, and illiquid prior to business combination.
●	Our investments in post-business combination SPACs are carried at fair value but are subject to sale restrictions which could result in significant losses to our business.
●	Our strategic relationship with Fintech Masala, LLC could result in conflicts of interest and a termination of such relationship could result in losses to our business.
●	Our management may allocate some portion of their time to the business of the SPAC, which may create conflicts of interest.
●	Any agreement to indemnify a SPAC against certain claims could negatively affect our financial results.
●	We may make future loans to SPACs which may not be repaid.
●	If our risk management systems for our businesses are ineffective, we may be exposed to material unanticipated losses.
●	Failures in our information and communications systems could significantly disrupt our business.
●	We may not be able to keep pace with continuing changes in technology.
●	Failure to protect client data or prevent breaches of our information systems could expose us to liability/reputational damage.
●	We are largely dependent on Pershing LLC to provide clearing services and margin financing.
●	Our substantial level of indebtedness could adversely affect our financial health and ability to compete.
●	Changes in accounting interpretations or assumptions could adversely impact our financial statements.
●	Any change of our investment strategy, hedging strategy, asset allocation and operational policies may result in riskier investments and adversely affect the market value of our Common Stock.
●	Maintenance of our Investment Company Act exemption imposes limits on our operations.
●	The soundness of other financial institutions and intermediaries affects us.

●	We operate in a highly regulated industry and may face increasing restrictions on, and examination of, the conduct of our operations.
●	Substantial legal liability or significant regulatory action could materially affect our business.
●	Highly competitive markets could have a material adverse effect on our business.
●	Employee misconduct or error could harm our business.

Risks Related to Our Organizational Structure and Ownership of Our Common Stock:

●	We are dependent on distributions from the Operating LLC as a holding company.
●	Daniel G. Cohen’s significant ownership interests in the Operating LLC and other entities could create conflicts of interest.
●	As a “controlled company,” our other stockholders may lose certain corporate governance protections.
●	Redemptions of our outstanding LLC Units may cause substantial dilution to our existing stockholders.
●	We may not fully realize our deferred tax asset.
●	The Maryland General Corporation Law and our charter and bylaws may prevent potentially beneficial takeover attempts.

Risks Related to General and Global Factors:

●	The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and is expected to continue to impact our business, financial condition and results of operations.
●	We may incur losses as a result of unforeseen events, including further spread of the COVID-19 pandemic, cybersecurity incidents and events, terrorist attacks, climate-related incidents, or other natural disasters.
●	We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.
●	Repurchases of our Common Stock could adversely affect our business.
●	Future sales of our Common Stock could lower the price of our Common Stock and harm our future securities offerings.
●	Our stockholders’ percentage ownership in the Company may be diluted in the future.
●	If we fail to control our costs effectively, our business could be disrupted and adversely affected.
●	We may need to offer new investment strategies and products in order to continue to generate revenue.
●	Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.
●	Insurance may be inadequate to cover risks facing the Company.
●	We depend on third-party software licenses and the loss of key licenses could adversely affect our brokerage services.
●	Failure to maintain effective internal control over financial reporting and disclosure controls could harm our business.
●	The market price of our Common Stock may be volatile and may be affected by market conditions beyond our control.
●	Our Common Stock may be delisted, which may have a material adverse effect on the liquidity and our Common Stock value.

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

In addition, global macroeconomic conditions and U.S. financial markets remain vulnerable to the potential risks posed by exogenous shocks, which could include, among other things, political and financial uncertainty in the U.S. and the European Union (the “EU”), continued spread of the global novel coronavirus (“COVID-19”) pandemic, renewed concern about China’s economy, cybersecurity incidents and events, climate-related incidents, complications involving terrorism and armed conflicts around the world, or other challenges to global trade or travel. More generally, because our business is closely correlated to the macroeconomic outlook, a significant deterioration in that outlook or an exogenous shock would likely have an immediate negative impact on our overall results of operations.

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

The Company recorded net loss of $3.6 million for the year ended December 31, 2019. We may incur additional losses in future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate our business.

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

We operate a matched gestation repo program.  Gestation repo involves entering into repo and reverse repo where the underlying collateral security represents a pool of newly issued mortgages.  Our reverse repo counterparties are mortgage originators.  This type of financing would only be of interest to mortgage originators.  Therefore, demand for gestation repo financing is narrow and volumes will therefore be more volatile.

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

As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of the business combinations of the SPACs of which we are the sponsors.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify suitable targets and to consummate business combinations. In addition, because there are more SPACs seeking to enter into initial business combinations with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate the ability of the SPACs of which we are sponsors to find and consummate business combinations, and may result in such SPACs inability to consummate business combinations.

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

During the period prior to the distribution of our interests in the SPAC sponsor entity, the Company includes its investment as a component of investment in equity method affiliates.  As of December 31, 2021, of the Company’s $48.2 million balance of investment in equity method affiliates, $42.6 million represents direct or indirect investments in SPAC sponsor entities.  These investments are subject to transfer restrictions (as described in greater detail below), are completely illiquid and could be worthless if the underlying sponsor entities liquidate without completing a business combination.

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

As of December 31, 2021, of our $56.0 million reported as other investments, at fair value, $19.4 million represented restricted shares of post-business combination SPACs that were subject to transfer restrictions and could not be sold.  If these securities do not trade at the applicable per share price levels for the requisite periods of time and, in turn, the transfer restrictions thereon are never lifted, we could suffer significant losses and these securities could be rendered illiquid and even worthless, which could result in significant harm to our business and results of operations.

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

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. As of December 31, 2021, we had $56.0 million in other investments, at fair value.

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

We currently have $48,125 of par value debt which incurs interest based on the London interbank offered rate (“LIBOR”). In addition, we have a $25,000 line of credit pursuant to which amounts drawn bear interest based on LIBOR. As of December 31, 2021, there were no amounts drawn under this line of credit. The U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it will cease publication of the most commonly used U.S. dollar LIBOR tenors after June 30, 2023, though the less commonly used tenors will cease publication after December 31, 2021.  U.S. federal banking agencies have issued guidance to strongly encourage institutions to cease entering into contracts that reference LIBOR by December 31, 2021.  Central banks and regulators in the U.S. and other jurisdictions are working to implement the transition to suitable replacements for LIBOR. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether any of these alternative reference rates will attain market acceptance as replacements for LIBOR. There is currently no definitive successor reference rate to LIBOR and various industry organizations are still working to develop workable transition mechanisms. As such, it is not possible to predict all potential effects of these changes on U.S. and global credit markets.

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

In connection with our investments in SPACs in which we sponsor, we have agreed to and may continue to agree in the future to, indemnify the SPAC for all claims by third parties for services rendered or products sold to the SPAC, or claims by any prospective target business with which the SPAC discusses entering into a transaction agreement, subject to certain limitations. Our indemnification of the SPAC with respect to any such claims could negatively affect our financial results.  In addition, if the SPAC liquidates, we may be liable to the SPAC under these indemnification obligations.

We may in the future make loans to the SPACs in which we sponsor, which may not be repaid, in which event our financial results could be adversely affected.

We have made loans to the SPACs in which we have sponsored to fund the SPAC’s operating expenses following its IPO and may continue to do so in the future.  These loans generally bear no interest and, if a SPAC consummates a business combination in the required time frame, we would expect the loan to be repaid from the funds held in the SPAC’s trust account.  If a SPAC to which we have loaned funds does not consummate a business combination in the required time frame, no funds from the SPAC’s trust account will be available to repay any loan we have made to such SPAC.  If these loans are not repaid, our financial results could be adversely affected.  As of December 31, 2021, we have $0.5 million of SPAC loans receivable.  In addition, we made further advances of $0.3 million in 2022.

Our executive officers and members of our senior management team may allocate some portion of their time to the business of the SPACs of which we are a sponsor and to the SPACs of third party entities, which may create conflicts of interest in their determination as to how much time to devote to our affairs and may have a negative impact on our business.

Our executive officers and members of our senior management team serve key roles in the SPACs of which we are a sponsor.  For example, John Butler, our Managing Director of U.S. Insurance Strategy, serves as the Chief Executive Officer and President of the Insurance SPAC III and Joseph Pooler, our Chief Financial Officer, serves as the Chief Financial Officer of the Insurance SPAC III.  We also anticipate that our executive officers and members of our senior management team will serve as key employees for future SPACs of which we are the sponsors.  If our executive officers’ and members of our senior management team’s  involvement in the business affairs of the SPACs of which we are a sponsor require any of them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our business affairs, which may have a negative impact on our business.

Daniel G. Cohen is a member of Fintech Masala, a fintech investing platform and the sponsor of third party SPACs.  Mr. Cohen’s involvement in Fintech Masala could also limit his ability to devote time to our business affairs, which may have a negative impact on our business.  In addition, Joseph Pooler, our Chief Financial Officer and Douglas Listman, our Chief Accounting Officer serve as Chief Financial Officer of certain SPACs sponsored by Fintech Masala.

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

Our broker-dealer relies on Pershing LLC to provide clearing services, as well as other operational and support functions that cannot be provided for internally. In addition, currently all of our margin financing is obtained from Pershing LLC.  As of December 31, 2021, our total margin loan payable to Pershing LLC is $160.9 million.  If our relationship with Pershing LLC is terminated, there can be no assurance that the functions and margin loan financing previously provided could be replaced on comparable economic terms.

Our substantial level of indebtedness could adversely affect our financial health and ability to compete. In addition, our failure to satisfy the financial covenants in our debt agreements could result in a default and acceleration of repayment of the indebtedness thereunder.

Our balance sheet includes approximately $67.6 million par value of recourse indebtedness. Our indebtedness could have important consequences to our stockholders. For example, our indebtedness could:

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

Under the junior subordinated notes related to the Alesco Capital Trust, we are required to maintain a total debt to capitalization ratio of less than 0.95 to 1.0. Also, because the aggregate amount of our outstanding subordinated debt exceeds 25% of our net worth, we are unable to issue any further subordinated debt.  As of December 31, 2021, we have a substantial amount of debt with variable interest rates. We may experience material increases in our interest expense as a result of increases in general interest rate levels.  In addition, our indebtedness imposes restrictions that limit our discretion with regard to certain business matters, including our ability to engage in consolidations and mergers and our ability to transfer and lease certain of our properties. Such restrictions could make it more difficult for us to expand, finance our operations and engage in other business activities that may be in our interest.  Our ability to comply with these and any other provisions of such agreements will be affected by changes in our operating and financial performance, changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default, which could cause our indebtedness to become due and payable. If the maturity of our indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. Any additional indebtedness we may incur in the future may subject us to similar or even more restrictive conditions.

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

We are a holding company that conducts our business primarily through the Operating LLC as a voting-controlled subsidiary. Whether or not we qualify under the 40% test is primarily based on whether the securities we hold in the Operating LLC are investment securities. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and other matters. Such limitations could have a material adverse effect on our business and operations. As of December 31, 2021, we are in compliance with and meet the Section 3(a)(1)(C) exclusion.

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

Our business is subject to extensive government and other regulation, and our relationship with our broker-dealer clients may subject us to increased regulatory scrutiny. These regulations are designed to protect the interests of the investing public generally rather than our stockholders and may result in limitations on our activities. Governmental and self-regulatory organizations, including the SEC, FINRA, the Commodity Futures Trading Commission and other agencies and securities exchanges such as the NYSE and NYSE American regulate the U.S. financial services industry, and regulate certain of our operations in the U.S. Some of our international operations are subject to similar regulations in their respective jurisdictions, including rules promulgated by the “CBI”, which apply to our operations in Ireland and rules promulgated by the ACPR which apply to our operations in France. These regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. In addition, all records of registered investment advisors and broker-dealers are subject at any time, and from time to time, to examination by the SEC. Some aspects of the business that are subject to extensive regulation and/or examination by regulatory agencies, include:

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

The SEC, FINRA, ACPR, the CBI and various other domestic and international regulatory agencies also have stringent rules and regulations with respect to the maintenance of specific levels of net capital by broker-dealers. Generally, in the U.S., a broker-dealer’s net capital is defined as its net worth, plus qualified subordinated debt, less deductions for certain types of assets. If these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, our operations that require the intensive use of capital would be limited. Also, our ability to withdraw capital from our regulated subsidiaries is subject to restrictions, which in turn could limit our ability or that of our subsidiaries to pay dividends, repay debt, make distributions and redeem or purchase shares of our Common Stock or other equity interests in our subsidiaries. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our expected levels of business, which could have a material adverse effect on our business. In addition, we may become subject to net capital requirements in other foreign jurisdictions in which we operate. While we expect to maintain levels of capital in excess of regulatory minimums, we cannot predict our future capital needs or our ability to obtain additional financing.

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

During 2020 and 2021, 121,181 and 49,544 shares of Common Stock, respectively, were repurchased and retired by us both in accordance with our Rule 10b5-1 trading plan (the “10b5-1 Plan”) and through privately negotiated repurchase transactions. We could repurchase shares of our Common Stock at price levels considered excessive, thereby spending more cash on such repurchases then deemed reasonable and effectively retiring fewer shares than would be retired if repurchases were effected at lower prices.  Further, our future repurchases of shares of our Common Stock, if any, and the number of shares of Common Stock we may repurchase will depend upon our financial condition, results of operations and other factors deemed relevant by our board of directors. There can be no assurance that we will continue our practice of repurchasing shares of our Common Stock or that we will have the financial resources to repurchase shares of our Common Stock in the future.

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

 Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the SEC and FINRA, which require certain minimum levels of net capital to remain in JVB. In addition, these restrictions could potentially impose notice requirements or limit the Company’s ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFEL is regulated by the CBI in Ireland and must maintain certain minimum levels of capital.  CCFESSA is regulated by the ACPR and must maintain certain minimum levels of capital.

Daniel G. Cohen, our chairman, has significant ownership interests in the Operating LLC and competing duties to other entities (including Fintech Masala) that could create potential conflicts of interest and may result in decisions that are not in the best interests of other Cohen & Company Inc. stockholders.

As of December 31, 2021, Daniel G. Cohen, our chairman, individually and through an entity he wholly owns, Cohen Bros. Financial, LLC (“CBF”), owns 23,265,355 units of membership interests (including both unrestricted and restricted units), or 47.7% of the membership interests in the Operating LLC.  In addition, the DGC Trust owns 9,880,268 or 20.3% units of the membership interests in the Operating LLC.  The DGC Trust was formed by Daniel G. Cohen.  Although Daniel G. Cohen is neither a trustee nor a named beneficiary of the DGC Trust and does not have any voting or dispositive control of securities held by the trust, he may be deemed to be a beneficial owner of all securities held by the DGC Trust as a result of his ability to acquire any of the DGC Trust’s assets, including any securities held by the DGC Trust (and, in turn, the sole voting and sole dispositive power with respect to such securities), by substituting other property of an equivalent value without the approval or consent of any person, including any trustee or beneficiary of the DGC Trust.

Cohen & Company, Inc. also holds units of membership interests in the Operating LLC and has the majority voting power of the LLC through a proxy granted to it by Mr. Cohen and the DGC Trust. On September 25, 2020, the SPA and the Amended and Restated Limited Liability Company Agreement of the Operating LLC were amended to provide that the voting proxy shall be revoked in the event that Daniel G. Cohen and/or his affiliates cease to beneficially own a majority of the voting securities of the Company. See notes 21 and 31.

Additionally, Daniel G. Cohen owns 6.1% of our Common Stock.  Further, Mr. Cohen may be deemed to be the beneficial owner of additional shares of our Common Stock representing 4.7%, which is owned by EBC 2013 Family Trust (“EBC”) as the result of Mr. Cohen’s position as trustee of the trust and as a result of the fact that Mr. Cohen has sole voting power with respect to all securities held by EBC.  As noted above, Daniel G. Cohen may control certain actions of the Company. As an owner of interests in the Operating LLC, Daniel G. Cohen may have interests that differ from the stockholders of the Company, including in circumstances in which there may be tax consequence to the members of the Operating LLC. Further, Daniel G. Cohen’s ownership interests in third party entities, including Fintech Masala, may result in his interests differing from the stockholders of the Company.  As a result of his ownership in both the Company, the Operating LLC and third party entities, including Fintech Masala, it is possible that Daniel G. Cohen as a shareholder of the Company could approve or reject actions based on his own interests as a stockholder that may or may not be in the best interests of the other the Company’s stockholders.

We are controlled by Daniel G. Cohen, whose interests in our business may be different than our other stockholders, and, as a “controlled company” within the meaning of the rules of NYSE American, our other stockholders will not have the same protections afforded to stockholders of companies that are subject to certain corporate governance requirements.

Mr. Cohen currently owns approximately 43.6% of the voting power of the Company as a result of his ownership of Common Stock, Series E Preferred Stock and Series F Preferred Stock.

Further, the DGC Family Fintech Trust (the “DGC Trust”), a trust formed by Mr. Cohen, owns 9,880,268 shares of our Series F Preferred Stock.  Our Series F Preferred Stock votes together with the holders of our Common Stock on all matters, entitling the holders thereof to one vote for every ten shares of Series F Preferred Stock held.  Accordingly, the shares of Series F Preferred Stock held by the DGC Trust entitle the DGC Trust to 988,027 votes on matters presented to holders of our Common Stock.  Although Daniel G. Cohen is neither a trustee nor a named beneficiary of the DGC Trust and does not have any voting or dispositive control of securities held by the DGC Trust, pursuant to the terms of the DGC Trust, Mr. Cohen has the ability to acquire any of the DGC Trust’s assets, including the 9,880,268 units of the membership interests in the Operating LLC held by the DGC Trust (at any time and without the consent of the trustees or beneficiaries of the DGC Trust) by substituting such assets with other property of equivalent value.  Accordingly, Mr. Cohen, at any time, could become the owner of the 9,880,268 membership interests in the Operating LLC currently held by the DGC Trust and, in turn, an additional 22.3% of the voting power of the Company.

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

Your percentage ownership in the Company may be diluted in the future because of equity awards that have been, or may be, granted to our directors, officers and employees. We have adopted equity compensation plans that provide for the grant of equity-based awards, including restricted stock, stock options and other equity-based awards to our directors, officers and other employees, advisors and consultants. At December 31, 2021, we had 366,293 shares of restricted stock, 50,000 of restricted units, and 0 stock options outstanding to employees and directors of the Company and there were 195,924 shares available for future awards under our equity compensation plans. The Operating LLC also has issued  6,871,030 units that are restricted.  Vesting of restricted stock, Operating LLC units, and stock option grants is generally contingent upon performance conditions and/or service conditions. Vesting of those shares of restricted units and stock would dilute the ownership interest of existing stockholders. Equity awards will continue to be a source of compensation for employees and directors.

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

There are 48,740,205 units of membership interests in the Operating LLC issued and outstanding, including 23,265,355 units of membership interests in the Operating LLC beneficially owned by Daniel G. Cohen. Subject to certain restrictions, pursuant to the Operating LLC Agreement, a holder of unrestricted units of membership interests in the Operating LLC may cause the Operating LLC to redeem such units at any time for, at the Company’s option, (A) cash or (B) one share of the Company’s Common Stock for every ten units of membership interests in the Operating LLC.  If the outstanding units of membership interests in the Operating LLC are redeemed by the Company for Common Stock, our existing stockholders could be significantly diluted and the price of our Common Stock may decline.  See note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

We may not be able to generate sufficient taxable income to fully realize our deferred tax asset, which would also have to be reduced if U.S. federal income tax rates are lowered.

As of December 31, 2021, we have recorded a deferred tax asset of $9.5 million.  If we are unable to generate sufficient taxable income prior to the expiration of our NOLs, the NOLs would expire unused. Our projections of future taxable income required to fully realize the recorded amount of the net deferred tax asset reflect numerous assumptions about our operating businesses and investments and are subject to change as conditions change specific to our business units, investments or general economic conditions. Changes that are adverse to us could result in the need to increase our deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to total stockholders’ equity. In addition, any decrease in the federal statutory tax rate, or other changes in federal tax statutes, could also cause a reduction in the economic benefit of the NOL currently available to us.

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

Our business operations are and will continue to be susceptible to impacts of the COVID-19 pandemic. There is substantial uncertainty regarding the continuation of the COVID-19 pandemic and whether future, more widespread outbreaks will occur. The impact that the COVID-19 pandemic continues to have on our business and will have on our business in the future will depend on numerous factors that we cannot reliably predict, including the duration and scope of the COVID-19 pandemic; the effectiveness of vaccinations; the implications as a result of the emerging variants of COVID-19; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact global financial market, as well as our businesses, including our SPAC franchise business, TBA trading and mortgage-related operations. This uncertainty may also affect our management’s accounting estimates and assumptions. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID 19 / Impairment of Goodwill” in Part II, Item 7 of this Annual Report on Form 10-K.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in credit and capital markets.

Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets.

Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

Climate change concerns and incidents could disrupt our business, adversely affect the profitability of certain of our investments, adversely affect customer activity levels, adversely affect the creditworthiness of our counterparties, and damage our reputation.

Climate change may cause extreme weather events that disrupt our business operations, which may negatively affect our ability to service and interact with our customers, and also may adversely affect the value of certain of our investments, including those in the real estate markets. Climate change may also have a negative impact on the financial condition of our customers, which may decrease revenues from those customers and increase the credit risk associated with loans and other credit exposures to those customers. Additionally, our reputation and customer relationships may be damaged as a result of our involvement, or our customers’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. New regulations or guidance relating to climate change, as well as the perspectives of shareholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products.

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

Insurance may be inadequate to cover risks facing the Company

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

If our internal controls over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. Because we are a smaller reporting company, we are not required to obtain, nor have we voluntarily obtained, an auditor attestation regarding the effectiveness of our controls as of December 31, 2021. Therefore, as of December 31, 2021, we have only performed management’s assessment of the effectiveness of our internal controls and management has determined that our internal controls are effective as of December 31, 2021. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The following table lists our current leases as of December 31, 2021.

City	Description	Square Feet	Expiration Date	Status (1)
New York, NY	3 Columbus Circle- 24th Floor	11,166	2/28/2029	Partially Occupied / Partially Subleased
New York, NY	3 Columbus Circle- 17th Floor	8,409	3/31/2024	Occupied
Philadelphia, PA	2929 Arch Street	9,501	11/30/2029	Partially Occupied / Partially Subleased
Boca Raton, FL	1825 NW Corporate Blvd	5,208	6/30/2024	Occupied
Paris, France	17 avenue de l'Opera	1,830	5/31/2030	Occupied
Cold Spring Harbor, NY	44 Main Street	1,023	6/4/2022	Occupied
Menlo Park, CA	2727 Sandy Hill Road	2,735	8/31/2025	Occupied
Hunt Valley, MD	201 International Circle	180	8/31/2022	Occupied

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

On October 8, 2021, Cohen & Company, Ltd., an Ohio limited liability company, as plaintiff, filed a complaint with the United States District Court, Eastern District of Pennsylvania, under the caption Cohen & Company, Ltd. v. Cohen & Company Inc., alleging that Cohen & Company, Inc., as defendant, has been using the “Cohen & Company” trademark and business name, which allegedly infringes and unfairly competes with the plaintiff’s registered trademarks “Cohen & Company” and “Cohen & Co,” in violation of applicable federal and state trademark laws and regulations.  Pursuant to the complaint, the plaintiff has demanded that the defendant be permanently enjoined from using the “Cohen & Company” trademark and business name in connection with its business, pay to the plaintiff statutory damages, attorneys’ fees and costs and other damages, and pay over to plaintiff all gains, profits and advantages realized by the defendant from its allegedly unlawful acts and omissions.  As of the date of this Annual Report on Form 10-K, the Company has been served the complaint and its responsive pleading is due on March 5, 2022. The Company intends to vigorously defend itself against the allegations set forth therein.

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

Market Information for Our Common Stock and Dividends

The closing price of our Common Stock was $13.52 on March 7, 2022. We had 1,718,135 shares of Common Stock outstanding held by 34 holders of record as of March 7, 2022.

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

On July 29, 2021, our board of directors reinstated our quarterly dividend declaring a cash dividend of $0.25 per share.  We have paid a cash dividend of $0.25 regularly since then.  Any future determination to declare and pay dividends will be made at the discretion of our board of directors, after taking into account a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing our indebtedness.

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
October 1, 2021 - October 31, 2021
November 1, 2021 - November 30, 2021
December 1, 2021 - December 31, 2021
Total	-		-

(1)

Dollar amounts in thousands.  On August 3, 2007, our board of directors authorized us to repurchase up to $50 million of our Common Stock from time to time in open market purchases or privately negotiated transactions. The repurchase plan was publicly announced on August 7, 2007.  See note 21 to our consolidated financial statements in this Annual Report on Form 10-K.

ITEM 6.  [Reserved]

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

•

Capital Markets:  Our Capital Markets business segment consists primarily of fixed income sales, trading, matched book repo financing, new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs and other forward agency MBS contracts, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We carry out our capital markets activities primarily through our subsidiaries: JVB in the United States and CCFESA in Europe.  A division of JVB, Cohen & Company Capital Markets is our full-service boutique investment banking platform focusing on SPAC advisory, capital markets advisory, and M&A advisory, with clients primarily in the financial technology (commonly referred to as "fintech") and SPAC spaces.

•

Asset Management: Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of December 31, 2021, we had approximately $2.4 billion in assets under management (“AUM”) of which 52.6% was in CDOs. A significant portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

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

•	Incentive management fees earned based on the performance of the certain Investment Vehicles.

Principal Investing:

•	Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value and other investments sold, not yet purchased; and
•	Income and loss earned on equity method investments.

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

We try to address these challenges by (i) focusing our business on clients and asset classes that are underserved by the large firms, (ii) continuing to monitor our fixed costs to enhance operating leverage and limit our losses during periods of low volumes, and (iii) attempting to hire and retain entrepreneurial and effective traders, investment bankers, and salespeople.

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

A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.  We provide origination services in Europe through our subsidiary CCFESA, and new issue and advisory services in the U.S. through our subsidiary JVB. A division of JVB, Cohen & Company Capital Markets is our full-service boutique investment banking platform focusing on SPAC advisory, capital markets advisory, and M&A advisory, with clients primarily in the financial technology (commonly referred to as "fintech") and SPAC spaces.  Currently, our primary source of new issue and advisory revenue is from originating assets for our U.S. and European insurance asset management business including our U.S. Insurance JV and our CREO JV, as well and from investment banking and advisory services through our Cohen & Company Capital Markets platform.

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of December 31, 2021, 52.6% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the overall market supply of and demand for these investments as well as the individual performance of each investment. Our principal investments are included within other investments, at fair value, other investments sold, not yet purchased, and investments in equity method affiliates in our consolidated balance sheets.  More recently, a significant component of our principal investment revenue and income from equity method affiliates has come from SPAC related equity investments, primarily in entities that have been the result of sponsored SPAC business combinations or related party sponsored SPAC business combinations or third party sponsored SPAC business combinations.  Access to these investments is reliant on a robust SPAC market.  Performance of the resulting principal investments can be materially impacted by overall performance of the equity markets.  See note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

The SPAC Market

Beginning in 2018, we began sponsoring a series of SPACs.  Each sponsored SPAC either completed or seeks to complete a business combination with a company involved in the insurance market.  In addition, we invest in other SPACs at various stages of their business life cycle.  Beginning in 2019, these SPAC activities have become a significant portion of our Principal Investing business segment. In August 2018, we invested in and became the general partner of a newly formed investment fund (the “SPAC Fund”), which was created for the purpose of investing in the equity interests of SPACs and SPAC sponsor entities including SPACs sponsored by us, our affiliates, and third parties. As a complement to the SPAC Fund, we established and became manager of two newly formed umbrella limited liability companies (the “SPAC Series Funds”) that issue a separate series of interest for each investment portfolio, which typically consists of investments in the sponsor entities of individual SPACs.  Generally, when a SPAC acquires or merges with a privately held target company, the target company winds up owning a majority of the resulting outstanding equity of the SPAC so the transaction is accounted for as a reverse merger.  Private companies utilize reverse mergers with SPACs as a method of going public as an alternative to a traditional IPO.  All of our business activity related to SPACs is highly sensitive to the volume of activity in the SPAC market.  Volumes could be negatively impacted if target companies no longer see SPACs as an attractive alternative thereby reducing the number of suitable potential business combination targets.  Also, investor demand for SPACs would be negatively impacted if the stocks of SPACs that successfully complete a business combination underperform the market.  If volumes of SPAC activity decline, our results of operations will likely be significantly negatively impacted.

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

Our response to this margin compression has included: (i) building a diversified fixed income trading platform; (ii) acquiring or building out new product lines and expanding existing product lines including the most recent hiring of several investment banking professionals within JVB, who are seeking to generate new issue revenue in the Fintech and SPAC spaces, further expanding our enterprise-wide SPAC capabilities; (iii) building a hedging execution and funding operation to service mortgage originators; and (iv) monitoring our fixed costs. Our cost management initiatives are ongoing. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a decline in profitability.

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

COVID-19 / Impairment of Goodwill

The ongoing COVID-19 pandemic, which continues to spread throughout the United States and worldwide, has caused significant volatility in domestic and international markets. There is on-going uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies.  While we cannot fully assess the impact COVID-19 will have on all of our operations at this time, there are certain impacts that we have identified:

●

The unprecedented volatility of the financial markets experienced since March 2020, has caused us to operate JVB at a lower level of leverage than prior to the pandemic.  Specifically, JVB has reduced the size of its GCF repo operations, eventually choosing to exit the business totally.  JVB also reduced the volume of its TBA trading.  We have determined that at our pre-pandemic levels in these businesses, we were exposed to a higher level of counterparty credit risk  and were experiencing too much volatility in our available liquidity to conservatively meet capital requirements and margin calls in these businesses.  We expect JVB to operate at lower volumes in both these businesses for an indefinite period of time.

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

Recent Events and Transactions

Wind Down of the Company's GCF Repo Business

From 2017 through 2021, we operated a matched book GCF repo business as a full netting member of the FICC Government Services Division.  In October 2021, primarily due to reduced spreads in the repo market for GCF collateral, we decided to wind down this business.  As of  December 31, 2021, the wind down was completed and the GCF reverse repurchase agreements and repurchase agreements balances were reduced to zero. See notes 4 and 11 to our consolidated financial statements included in item 7 of this Annual Report on Form 10-K.

New Commercial Real Estate Opportunities (“CREO”) JV

On September 3, 2021, we committed to invest up to $15,000 of equity in a newly formed joint venture (the “CREO JV”) with an outside investor who committed to invest approximately $435,000 of equity in the CREO JV.  We are required to invest 7.5% of the total equity of the CREO JV with an absolute limit of $15,000. The CREO JV is managed by us.

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

We elected the fair value option in accordance with the provisions of FASB ASC 820, Fair Value Measurements (“FASB ASC 820”) to account for our equity method investment in the CREO JV.  The investment will be included in other investments at fair value, on the consolidated balance sheet and gains and losses (both realized and unrealized) will be recognized in the consolidated statement of operations as a component of principal transactions and other income.  Because the CREO JV has the attributes of investment companies as described in FASB ASC 946-15-2, we will estimate the fair value of our investment using the net asset value (“NAV”) per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. As of December 31, 2021, our investment balance in the CREO was $5,830.

Insurance SPAC

The Operating LLC was the manager of Insurance Acquisition Sponsor, LLC and Dioptra Advisors, LLC (together, the “Insurance SPAC Sponsor Entities”). The Insurance SPAC Sponsor Entities were sponsors of Insurance Acquisition Corp. ("Insurance SPAC"), a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

On June 29, 2020, Insurance SPAC entered into an Agreement and Plan of Merger (the “Insurance SPAC Merger Agreement”) with IAC Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of Insurance SPAC (“Insurance SPAC Merger Sub”), and Shift Technologies, Inc., a Delaware corporation ("SFT").  On October 13, 2020, Insurance SPAC Merger Sub was merged (the "Insurance SPAC Merger") with and into SFT.  In connection with the Insurance SPAC Merger, the Insurance SPAC changed its name from "Insurance Acquisition Corp." to "Shift Technologies, Inc." and, on October 15, 2020, the Insurance SPAC's NASDAQ trading symbol changed from "INSU" to "SFT".  The Insurance SPAC Merger was approved by the Insurance SPAC's stockholders at a special meeting of stockholders held on October 13, 2020.

Upon the closing of the Insurance SPAC Merger, the Insurance SPAC Sponsor Entities held 375,000 shares of SFT's Class A Common Stock, par value $0.0001 per share (“SFT Class A Common Stock”), and 187,500 warrants (“SFT Warrants”) to purchase an equal number of shares of SFT Class A Common Stock for $11.50 per share (such SFT Class A Common Stock and SFT Warrants, collectively, the “Placement Securities”) as a result of the 375,000 placement units which the Insurance SPAC Sponsor Entities had purchased in a private placement that occurred simultaneously with the Insurance SPAC’s initial public offering on March 22, 2019.  Further, upon the closing of the Insurance SPAC Merger, the Insurance SPAC Sponsor Entities collectively held an additional 4,497,525 shares of SFT Class A Common Stock as a result of its previous purchase of founder shares of the Insurance SPAC.  In general, when founder shares and placement shares are discussed as a group, the Company refers to them as Sponsor Shares.  Of the 375,000 placement units, 122,665 were allocable to the Operating LLC.  Of the 4,497,525 founder shares, 2,019,721 were allocable to the Operating LLC.

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

Concurrently with the closing of the Insurance SPAC Merger, a subsidiary of the Operating LLC, INSU Pipe Sponsor LLC, purchased 600,000 shares of SFT Class A Common Stock at a purchase price per share of $10.00 pursuant to a subscription agreement that such subsidiary executed at the time of the execution of the Insurance SPAC Merger Agreement. The Company's interest in INSU Pipe Sponsor LLC entitled it to an allocation of 350,000 shares of SFT Class A Common Stock.  During 2020, the Company consolidated INSU Pipe Sponsor LLC and recorded principal transactions and other income for the full 600,000 shares and then non-controlling interest expense or income for the 250,000 shares not allocable the Company.  In December 2020, the shares of SFT Class A common stock were registered for sale and INSU Pipe Sponsor LLC distributed the shares to the non-controlling interest holders resulting in INSU Pipe Sponsor LLC being 100% owned by the Operating LLC.  INSU Pipe Sponsor LLC was dissolved in the first quarter of 2021, and the Company's 350,000 shares of SFT class A common stock were transferred to the Operating LLC or other wholly-owned subsidiaries of the Operating LLC.

The following table details the income statement impact of Insurance SPAC to the Company's operating results during 2021 and 2020:

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Insurance SPAC Sponsor Entities	Operating LLC	Total	Insurance SPAC Sponsor Entities	INSU Pipe Sponsor, LLC	Operating LLC	Total
Principal transactions and other income	$7,380	$(12,638)	$(5,258)	$41,035	$(842)	$426	$40,619
Equity-based compensation	-	-	-	(11,700)	-	-	(11,700)
Other operating	(11)	-	(11)	(2)	-	-	(2)
Income / (loss) from equity method affiliates	-	-	-	(3,138)	-	-	(3,138)
Net income / (loss)	7,369	(12,638)	(5,269)	26,195	(842)	426	25,779
Less: Net lncome / (loss) attributable to the non-controlling interest - Operating LLC	3,560	-	3,560	9,328	(410)	-	8,918
Net income / (loss) - Operating LLC	3,809	(12,638)	(8,829)	16,867	(432)	426	16,861
Less: Net income / (loss) attributable to the convertible non-controlling interest	2,690	(8,924)	(6,234)	12,205	(313)	308	12,200
Net income / (loss) attributable to Cohen & Company Inc.	$1,119	$(3,714)	$(2,595)	$4,662	$(119)	$118	$4,661

As of December 31, 2021, the Operating LLC's total investment in SFT was $5,785, which is included as a component of other investments, at fair value.  This fair value is broken out as follows:

Operating
Description	LLC
Shares freely tradeable	$445
Shares that will become freely tradeable at such time SFT's stock price is greater than $12.00 per share for any period of 20 trading days out of 30 consecutive trading days	1,341
Shares that will become freely tradeable at such time SFT's stock price is greater than $13.50 per share for any period of 20 trading days out of 30 consecutive trading days	1,337
Shares that will become freely tradeable at such time SFT's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days	1,333
Shares that will become freely tradeable at such time SFT's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days	1,329
Total	$5,785

As of December 31, 2021, the closing price of SFT was $3.41.

INSU Acquisition Corp. II ("Insurance SPAC II")

The Operating LLC, was the manager of Insurance Acquisition Sponsor II, LLC and Dioptra Advisors II, LLC (together, the “Insurance SPAC II Sponsor Entities”). The Insurance SPAC II Sponsor Entities were sponsors of INSU Acquisition Corp. II (“Insurance SPAC II”), a blank check company that sought to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (each a “Insurance SPAC II Business Combination”).

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

Each placement unit consisted of one share of Insurance SPAC II Common Stock and one-third of one warrant (the “Insurance SPAC II Warrant”).  Each whole Insurance SPAC II Warrant entitled the holder to purchase one share of Insurance SPAC II common stock for $11.50 per share.  Of the 6,669,667 founder shares, (i) 1,569,333 founder shares were freely transferable and saleable at the closing as of the Insurance SPAC II Merger, (ii) 2,550,167 founder shares will become freely transferable and saleable at such time as MetroMile's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days; (iii) 2,550,167 founder shares will become freely transferable and saleable at such time as MetroMile's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days.

The Company consolidated the Insurance SPAC II Sponsor Entities and prior to the Insurance SPAC II Merger treated its investment in the Insurance SPAC II as an equity method investment.  Effective upon the closing of the Insurance SPAC II Merger on February 9, 2021, the Company reclassified its equity method investment in the Insurance SPAC II to other investments, at fair value and adopted fair value accounting for the investment in MetroMile, resulting in an amount of principal transaction revenue derived from the (i) the Sponsor Shares retained by the Insurance SPAC II Sponsor Entities described in the previous paragraph; (ii) the trading share price of MetroMile Common Stock and the MetroMile Warrants; and (iii) fair value discounts related to the share sale restrictions on the Sponsor Shares.  Upon recognition of the principal transaction revenue described above, the Company recorded non-controlling interest expense or compensation expense related to the amount of Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC II Sponsor Entities.  If the non-controlling interest holder is an employee of the Company, the expense is recorded as compensation.  Otherwise, the expense is non-controlling interest expense.

Of the Sponsor Shares retained by the Insurance SPAC II Sponsor Entities, the amount allocable to the Operating LLC was (i) 765,833 founder shares that were transferable and saleable at the closing of the Insurance SPAC II Merger, (ii) 1,244,479 founder shares that will become transferable and saleable at such time as MetroMile's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days; (iii) 1,244,479 founder shares that will become transferable and saleable at such time as MetroMile's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days.

As of the closing of the Insurance SPAC II Merger, the Company continued to consolidate the Insurance SPAC II Sponsor Entities. Prior to the closing, the Company treated the consolidated Insurance SPAC II Sponsor Entities’ investment in the Insurance SPAC II as an equity method investment.  Effective upon the closing of the Insurance SPAC II Merger:

1.	The Company determined the fair value of the Sponsor Shares held by the Insurance SPAC II Sponsor Entities;
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

Subsequent to the February 9, 2021 closing of the Insurance SPAC II Merger through April 16, 2021, any change in the fair value of the shares held by the Insurance SPAC II Sponsor Entities was recorded as a component of principal transactions and other income.  The Company concurrently recorded a corresponding non-controlling interest entry related to the Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC Sponsor II Entities.  No adjustment was made to the equity-based compensation expense recorded as of the closing of the Insurance SPAC II Merger.  Rather, all post-merger changes in value related to Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC II Sponsor Entities were recorded as non-controlling interest expense.

On April 16, 2021, the Insurance SPAC II Sponsor Entities distributed all the unrestricted and restricted MetroMile shares held to its members, including the Operating LLC.  The portion of such MetroMile shares that was distributed to members other than the Operating LLC was treated as an in-kind non-controlling interest distribution.  Subsequent to that distribution, the Company will continue to record any change in the fair value of the MetroMile shares held by it as a component of principal transactions and other income.  However, no offsetting entry to non-controlling interest is necessary subsequent to the non-controlling interest distribution.

On November 8, 2021, MetroMile announced that it has agreed to be acquired in an all stock transaction by Lemonade, Inc. (NYSE:LMND).  Upon completion of the transaction, each shareholder of MetroMile (including the Operating LLC) will receive 1/19th share of LMND for each share of MetroMile.  All sale restrictions on the Operating LLC's shares lapse effective with the completion of the transaction.  Accordingly, any LMND shares received by the Operating LLC will be freely tradeable.  The transaction was approved by the shareholders of MetroMile on February 1, 2022.  It is expected that that the transaction will close some time in the second quarter of 2022.

The following table details the impact of all the entries associated with the Insurance SPAC II during 2021.  This table excludes any tax impact.

	Year Ended December 31, 2021
	Insurance SPAC II Sponsor Entities	Operating LLC	Total
Principal transactions and other income	56,720	(13,064)	43,656
Equity-based compensation	(13,068)	-	(13,068)
Other operating	(2)	-	(2)
Income / (loss) from equity method affiliates	(107)	-	(107)
Net income / (loss)	43,543	(13,064)	30,479
Less: Net loss / (income) attributable to the non-controlling interest - Operating LLC	17,644	-	17,644
Net income / (loss) - Operating LLC	25,899	(13,064)	12,835
Less: Net income / (loss) attributable to the convertible non-controlling interest	18,287	(9,224)	9,063
Net income / (loss) attributable to Cohen & Company Inc.	$7,612	$(3,840)	$3,772

The Operating LLC's total investment in MetroMile of $5,500 as of December 31, 2021 is included as a component of other investments, at fair value in our consolidated balance sheet. These values are broken out as follows:

Fair
Description	Value
Shares freely tradeable	$-
Shares that will become freely tradeable at such time MetroMile's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days	2,750
Shares that will become freely tradeable at such time MetroMile's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days	2,750
Total	$5,500

If Lemonade completes its acquisition of MetroMile, all shares above will be released from sale restrictions and become freely tradeable.  MetroMile's closing share price was $2.19 on December 31, 2021.

INSU Acquisition Corp III ("Insurance SPAC III")

The Operating LLC is the manager of Insurance Acquisition Sponsor III, LLC and Dioptra Advisors III, LLC (together, the “Insurance SPAC III Sponsor Entities”). The Insurance SPAC III Sponsor Entities are sponsors of INSU Acquisition Corp. III ("Insurance SPAC III"). On December 22, 2020, Insurance SPAC III completed the sale of 25,000,000 units (the “Insurance SPAC III Units”) in its initial public offering which included 3,200,000 units issued pursuant to the underwriters’ over-allotment option.

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

A total of $250,000 of the net proceeds from the private placement and the IPO (including approximately $10,600 of the deferred underwriting commission from the IPO) were placed in a trust account. Except for the withdrawal of interest to pay taxes (or dissolution expenses if a business combination is not consummated), none of the funds held in the trust account will be released until the earlier of (i) the completion of  Insurance SPAC III's initial business combination, (ii) in connection with a stockholder vote to amend Insurance SPAC III's amended and restated certificate of incorporation (A) to modify the substance or timing of  Insurance SPAC III's obligation to redeem 100% of its public shares if it does not complete an initial business combination within 24 months from the completion of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, or (iii) the redemption of all of Insurance SPAC III’s public shares issued in the IPO if the Insurance SPAC III  is unable to consummate an initial business combination within 24 months from the completion of the IPO. If Insurance SPAC III does not complete a business combination within the first 24 months following the IPO, the placement units will expire worthless.

The Insurance SPAC III Sponsor Entities collectively hold 8,525,000 founder shares in Insurance SPAC III. Subject to certain limited exceptions, the founder shares will not be transferable or salable except (a) with respect to 25% of such shares, until consummation of a business combination, and (b) with respect to additional 25% tranches of such shares, when the closing price of Insurance SPAC III Common Stock exceeds $12.00, $13.50 and $17.00, respectively, for 20 out of any 30 consecutive trading days following the consummation of a business combination. Certain non-controlling interests in the Insurance SPAC III Sponsor Entities, including executive and key employees of the Operating LLC, purchased membership interests in the Insurance SPAC III Sponsor Entities and, in addition to having an interest in Insurance SPAC III’s placement units discussed above, have an interest in Insurance SPAC III’s founder shares through such membership interests in the Insurance SPAC III Sponsor Entities. The number of the Insurance SPAC III’s founder shares in which such non-controlling interests in the Insurance SPAC III Sponsor Entities, including such executives and key employees of the Operating LLC, have an interest in through the Insurance SPAC III Sponsor Entities will not be finally and definitively determined until consummation of a business combination. The number of Insurance SPAC III’s founder shares currently allocated to the Operating LLC is 4,267,500, but such number of founder shares will also not be finally and definitively determined until the consummation of a business combination.

The Operating LLC loaned to Insurance SPAC III approximately $71 to cover IPO expenses, which was repaid in full at the closing of the IPO. Insurance Acquisition Sponsor III, LLC and its affiliates, including the Operating LLC, have also committed to loan Insurance SPAC III up to an additional $810 to cover operating and acquisition related expenses following the IPO, of which $500 was borrowed by Insurance SPAC III as of December 31, 2021. See note 31. These loans will bear no interest and, if the Insurance SPAC III consummates a business combination in the required time frame, the loans are to be repaid from the funds held in Insurance SPAC III’s trust account. If Insurance SPAC III does not consummate a business combination in the required time frame, no funds from Insurance SPAC III's trust account can be used to repay the loans.  In February 2022, Insurance SPAC III borrowed an additional $310 from the Operating LLC.

As of December 31, 2021, the Company had a total equity method investment in Insurance SPAC III of $4,543 which was included as a component of investment in equity method affiliates in the Company's consolidated balance sheet.  Offsetting this amount was non-controlling interest of $4,808 which was included as a component of non-controlling interest in the Company's consolidated balance sheet.  Therefore, the net carrying value of our investment in Insurance SPAC III was ($265) as of December 31, 2021.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2021 and 2020.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Year Ended December 31,		Favorable / (Unfavorable)
	2021	2020	$ Change	% Change
Revenues
Net trading	$69,385	$73,611	$(4,226)	(6)%
Asset management	10,923	8,759	2,164	25%
New issue and advisory	28,736	2,234	26,502	1186%
Principal transactions and other income	37,324	45,506	(8,182)	(18)%
Total revenues	146,368	130,110	16,258	12%

Operating expenses
Compensation and benefits	85,048	59,902	(25,146)	(42)%
Business development, occupancy, equipment	3,365	2,708	(657)	(24)%
Subscriptions, clearing, and execution	10,307	9,887	(420)	(4)%
Professional fee and other operating	7,684	7,068	(616)	(9)%
Depreciation and amortization	371	334	(37)	(11)%
Impairment of goodwill	-	7,883	7,883	NM
Total operating expenses	106,775	87,782	(18,993)	(22)%

Operating income / (loss)	39,593	42,328	(2,735)	(6)%

Non-operating income / (expense)

Interest expense, net	(7,233)	(9,589)	2,356	25%
Income / (loss) from equity method affiliates	36,010	(2,955)	38,965	1319%
Other non operating income	2,127	-	2,127	NM
Income / (loss) before income taxes	70,497	29,784	40,713	137%
Income tax expense / (benefit)	(1,614)	(8,669)	(7,055)	(81)%
Net income / (loss)	72,111	38,453	33,658	88%
Less: Net income (loss) attributable to the non-controlling interest	60,829	24,248	(36,581)	(151)%
Net income / (loss) attributable to Cohen & Company Inc.	$11,282	$14,205	$(2,923)	(21)%

Revenues

Revenues increased by $16,258, or 12%, to $146,368 for the year ended December 31, 2021, as compared to $130,110 for the year ended December 31, 2020. As discussed in more detail below, the change was comprised of (i) a decrease of $4,226 in net trading revenue; (ii) an increase of $2,164 in asset management revenue; (iii) an increase of $26,502 in new issue and advisory revenue; and (iv) a decrease of $8,182 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $4,226, or 6%, to $69,385 for the year ended December 31, 2021, as compared to $73,611 for the year ended December 31, 2020.  The following table shows the detail by trading group.

NET TRADING
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	Change
Mortgage	$6,885	$9,641	$(2,756)
Matched book repo	46,139	33,980	12,159
High yield corporate	10,390	8,342	2,048
Investment grade corporate	593	9,978	(9,385)
Wholesale and other	5,378	11,670	(6,292)
Total	$69,385	$73,611	$(4,226)

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	As of December 31,
	2021	2020	2019
Company sponsored CDOs	$1,239,988	$2,057,178	$2,197,208
Other Investment Vehicles (1)	1,118,162	712,028	559,382
Assets under management (2)	$2,358,150	$2,769,206	$2,756,590

(1)	Other Investment Vehicles include any Investment Vehicle that is not a Company sponsored CDO.
(2)

In some cases, accounts we manage employ leverage.  In some cases, our fees are based on gross assets while in other cases our fees are based on net assets.  AUM included herein is calculated using either the gross or net assets of each Investment Vehicle based on whichever serves as the basis for calculation of our management fees.

Asset management fees increased by $2,164, or 25%, to $10,923 for the year ended December 31, 2021, as compared to $8,759 for the year ended December 31, 2020, as discussed in more detail below.

ASSET MANAGEMENT
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	Change
CDOs	$2,484	$3,407	$(923)
Other	8,439	5,352	3,087
Total	$10,923	$8,759	$2,164

A significant portion of our asset management fees are earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue from CDOs has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.

Asset management fees from CDOs declined mainly due to a decline in AUM due to CDO auctions, liquidations, our removal as manager of one CDO, and principal paydowns of collateral.  Asset management fees from other investment vehicles increased primarily due to increased incentive fees earned on the SPAC Fund as well as increased fees on certain European separate accounts and investment funds.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $26,502, or 1186%, to $28,736 for the year ended December 31, 2021, as compared to $2,234 for the year ended December 31, 2020.

	Year Ended December 31,
	2021	2020	Change
Cohen & Company Capital Markets	$22,676	$-	22,676
Commercial Real Estate Originations	1,428	-	1,428
US Insurance Originations	1,940	500	1,440
Europe Insurance Originations	2,692	1,734	958
Total	$28,736	$2,234	$26,502

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

Cohen & Company Capital Markets, a division of JVB, is our full-service boutique investment banking platform focusing on SPAC advisory, capital markets advisory, and M&A advisory, which generates new issue placement and advisory revenue from clients primarily in the financial technology (commonly referred to as "fintech") and SPAC spaces, further expanding our SPAC capabilities.  In addition, we generate new issue revenue by originating new assets for the U.S. Insurance JV, CREO JV, and for our PriDe funds in Europe.

Principal Transactions and Other Income

Principal transactions and other income decreased by $8,182 to $37,324 for the year ended December 31, 2021, as compared to $45,506 for the year ended December 31, 2020.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	Change
SFT	$(5,258)	$40,619	$(45,877)
MILE	43,655	-	43,655
IMXI	318	2,703	(2,385)
WEJO	(3,160)	-	(3,160)
REE	(2,968)	-	(2,968)
ML	(988)	-	(988)
BKSY	(914)	-	(914)
CLO investments	-	(535)	535
Other SPAC equity	2,925	1,503	1,422
U.S. Insurance JV	142	222	(80)
SPAC Fund	503	183	320
Other principal investments	1,929	7	1,922
Total principal transactions	36,184	44,702	(8,518)

IIFC revenue share	634	491	143
All other income / (loss)	506	313	193
Other income	1,140	804	336

Total principal transactions and other income	$37,324	$45,506	$(8,182)

Principal Transactions

For all investments discussed below, see note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for information about how we determine the value of these instruments.

SFT is a publicly traded company.  The shares of SFT we hold are comprised of both unrestricted and restricted shares and are carried at fair value.  For a portion of the period we have held these shares, they were held in majority owned consolidated subsidiaries.  Accordingly, there are significant non-controlling interest and compensation expense associated with these.  See note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

MILE is a publicly traded company.  The shares of MILE we hold are comprised of restricted shares and are carried at fair value.  For a portion of the period we have held these shares, they were held in majority owned consolidated subsidiaries.  Accordingly, there are significant non-controlling interest and compensation expense associated with these.  See note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

IMXI represents equity positions of International Money Express, Inc. (NASDAQ: IMXI), a publicly traded company that resulted from the merger of Intermex Holdings, LLC and FinTech Acquisition Corp. II.  As of December 31, 2021, we hold an investment in IMXI caried at a fair value of $798 which is included as a component of other investments, at fair value.

WEJO represents equity positions of Wejo Group, Ltd. (NASDAQ: WEJO), a publicly traded company that closed its business combination with Virtuoso Acquisition Corp.  As of December 31, 2021, we have a total investment in WEJO carried at fair value of $6,840 which is included as a component of other investment's at fair value.  We also have investments in the sponsor of WEJO that are accounted for as equity method affiliates.  See Income / (loss) from Equity Method Affiliates below and note 12 to our consolidated financial statements included in this Annual Report on Form 10-K

REE represents equity positions of REE Automotive Ltd. (NASDAQ: REE), a publicly traded company that closed its business combination with 10X Capital Venture Acquisition Corp. SPAC.  As of December 31, 2021, we have a total investment in REE carried at fair value of $5,274 which is included as a component of other investments at fair value.

ML represents equity positions of MoneyLion, Inc. (NYSE: ML), a publicly traded company that closed its business combination with Fusion Acquisition Corp. SPAC.  As of December 31, 2021, we hold $322 investment in ML.  This investment was carried at fair value.

BKSY represents equity positions of Blacksky Technologies, Inc that closed its business combination with Osprey Technologies Acquisition Corp. SPAC.  As of December 31, 2021, we hold $161 investment in BKSY.  This investment was carried at fair value.

The CLO investments represent investments in the most junior tranche of certain CLOs.  These investments were carried at fair value.  These investments were fully liquidated in 2020.

Other SPAC equity represents equity investments in publicly traded SPACs or their successor public companies carried at fair value.

The U.S. Insurance JV invests in insurance company debt.  We carry our investment in the JV at its reported NAV.

The SPAC Fund invests in the equity of SPACs.  We carry our investment in the fund at its reported NAV.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $3,841.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $18,993, or 22%, to $106,775 for the year ended December 31, 2021, as compared to $87,782 for the year ended December 31, 2020. As discussed in more detail below, the change was comprised of (i) an increase of $25,146 in compensation and benefits; (ii) an increase of $657 in business development, occupancy, and equipment; (iii) an increase of $420 in subscriptions, clearing, and execution; (iv) an increase of $616 in professional fee and other operating; (v) an increase of $37 in depreciation and amortization; and (vi) a decrease in impairment of goodwill of $7,883.

Compensation and Benefits

Compensation and benefits increased by $25,146, or 42%, to $85,048 for the year ended December 31, 2021, as compared to $59,902 for the year ended December 31, 2020.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	Change
Cash compensation and benefits	$69,330	$47,349	$21,981
Equity-based compensation	15,718	12,553	3,165
Total	$85,048	$59,902	$25,146

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  Cash compensation and benefits increased by $21,981 to $69,330 for the year ended December 31, 2021, as compared to $47,349 for the year ended December 31, 2020.  Our headcount increased to 118 as of December 31, 2021 from 87 as of December 31, 2020.  Cash compensation increased primarily due to an increase in incentive compensation related to the increase in overall revenue and the increase in income from equity method affiliates.

Equity-based compensation increased by $3,165 to $15,718 for the year ended December 31, 2021, as compared to $12,553 for the year ended December 31, 2020.  Of the $15,718 of equity compensation recognized in 2021, $13,068 was due to equity compensation related to the issuance of membership units of the Insurance SPAC II Sponsor Entities to employees of the Company.  The expense was recognized upon the completion of the merger between Insurance SPAC II and MetroMile on February 9, 2021.  Of the $12,553 of equity compensation recognized in 2020, $11,700 was due to equity-based compensation related to the issuance of membership units of the Insurance SPAC Sponsor Entities to employees of the Company.  This expense was recognized upon the completion of the merger between the Insurance SPAC and Shift in October 2020.  No further equity-based compensation expense will be recognized related to membership units of the Insurance SPAC Sponsor Entities or the Insurance SPAC II Sponsor Entities in the future.

The Insurance SPAC III Sponsor Entities have also issued membership units to employees of the Company.  If the Insurance SPAC III Sponsor Entities successfully complete a business combination, the Company will also recognize significant equity compensation expense related to these issuances.  The amount of future equity-based compensation expense that will be recognized if this business combination is completed will be dependent upon the total number of founder shares ultimately allocable to employees and the value of the shares upon the completion of the business combination.  See notes 4 and 22 to our consolidated financial statements included in this Annual Report on Form 10-K.

The remaining equity-based compensation recognized during 2021 and 2020 relates to restricted grants of the Company's Common Stock and Operating LLC units.  This amount increased by $1,797 to $2,650 for the year ended December 31, 2021 as compared to $853 for the year ended December 31, 2020.  This increase was due to increased share grants and a higher share price impact during 2021 as compared to 2020.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $657, or 24%, to $3,365 for the year ended December 31, 2021, as compared to $2,708 for the year ended December 31, 2020. This was comprised of an increase in business development expense of $443 and an increase in occupancy and equipment of $214.  Business development increased due to increased travel in 2021 due to a general reduction in pandemic restrictions.  The increase in occupancy and equipment expense was mainly due to increased rent due to our new Menlo Park office in California and other office lease renewals at higher rates.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $420, or 4%, to $10,307 for the year ended December 31, 2021, as compared to $9,887 for the year ended December 31, 2020.    This was comprised of an increase in clearing and execution costs of $548 and a decrease in subscriptions and dues of $128.  The decrease in subscriptions and dues was due to normal fluctuations in number of subscriptions.  The increase in clearing and execution was due to increased trading volumes.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $616, or 9%, to $7,684 for the year ended December 31, 2021, as compared to $7,068 for the year ended December 31, 2020. This was comprised of an increase in other operating expense of $738; partially offset by a decrease in professional fees of $122.  The increase in other operating expense was mainly due to increase in operating taxes (taxes not based on income and not included as part of the provision for income taxes) in Philadelphia, Pennsylvania.  The decrease in professional fees was mainly due to a reduction in consultant usage.

Depreciation and Amortization

Depreciation and amortization increased by $37, or 11%, to $371 for the year ended December 31, 2021, as compared to $334 for the year ended December 31, 2020.

Impairment of Goodwill

In 2020, we determined the financial market volatility, as well as the reduction in volumes in the GCF repo and TBA businesses that resulted from COVID-19 was a triggering event that required us to reassess the goodwill we had recorded related to JVB under the guidance of ASC 350.  We ultimately exited the GCF business in 2021. We determined that the fair value of JVB was less than its carrying value (including the goodwill).  As a result, we recorded an impairment of $7,883 in 2020.  See note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $2,356 to $7,233 for the year ended December 31, 2021, as compared to $9,589 for the year ended December 31, 2020.

INTEREST EXPENSE
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	Change
Junior subordinated notes	$2,601	$2,882	$(281)
2020 Senior Notes	540	496	44
2013 Convertible Notes / 2019 Senior Notes	211	336	(125)
2017 Convertible Note	1,534	1,505	29
Line of Credit (Byline / FT)	435	1,102	(667)
Redeemable Financial Instrument - DGC Trust / CBF	197	1,490	(1,293)
Redeemable Financial Instrument - JKD Capital Partners I LTD	1,715	1,883	(168)
Redeemable Financial Instrument - ViaNova Capital Group, LLC	-	(105)	105
	$7,233	$9,589	$(2,356)

 See notes 19 and 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates increased by $38,965 to $36,010 for the year ended December 31, 2021  from ($2,955) for the year ended December 31, 2020.  See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2021	2020	Change
Insurance SPACs	$(1,306)	$(3,656)	$2,350
SPAC Sponsor Entities	37,453	63	37,390
Dutch Real Estate Entities	(137)	638	(775)
	$36,010	$(2,955)	$38,965

SPAC Sponsor Entities includes both indirect and direct investments in SPAC Sponsor Entities.  Several of these Sponsor Entities are invested in SPACs that have completed their business combinations.  Those Sponsor Entities hold restricted and unrestricted equity interests in the public post-merger entities.  We account for our investments in Sponsor Entities under the equity method of accounting.  If the Sponsor Entity distributes SPAC shares to us, we account for those SPAC shares as a component of other investments, at fair value.  The following table shows the equity method balance included in other SPAC Sponsor Entities above broken out by the ultimate public company investee.

	Year Ended December 31,
	2021	2020	Change
HLGN	$28,443	$-	$28,443
WEJO	1,962	-	1,962
REE	2,489	-	2,489
PAYO	2,993	(9)	3,002
PWP	1,293	(7)	1,300
ACHR	728	-	728
Other	(455)	79	(534)
	$37,453	$63	$37,390

Heliogen, Inc. (NYSE: HLGN) is a public company.   The Sponsor Entity we invest in holds restricted shares of HLGN.  We expect this Sponsor Entity to either (a) liquidate this investment and distribute to us our allocable proceeds or (b) distribute to us our allocable shares of HLGN in-kind.  In either case, the final cash realized from this investment will be impacted by the performance of this investment until it is liquidated.  As of December 31, 2021, our equity method investment in the Sponsor Entity which holds HLGN shares is $28,448.

The shares of WEJO held by the Sponsor Entity are restricted. The Sponsor Entity we invest in holds shares of WEJO.  We expect this Sponsor Entity to either (a) liquidate this investment and distribute to us our allocable proceeds or (b) distribute to us our allocable shares of WEJO in-kind.  In either case, the final cash realized from this investment will be impacted by the performance of this investment until it is liquidated.  We also hold investments in WEJO shares as component of other investments, at fair value as of December 31, 2021.  See Principal Transactions above and note 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

Our share of REE shares held by the Sponsor Entity were distributed to us prior to December 31, 2021.  We hold no equity method investment in the Sponsor Entity that held the REE shares as of December 31, 2021. However, we hold REE shares as a component of other investments, at fair value as of December 31, 2021.  See Principal Transactions above and note 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

Payoneer Global, Inc. (NASDAQ: PAYO) is a public company.  Our share of PAYO shares held by the Sponsor Entity were distributed to us prior to December 31, 2021.  We hold no equity method investment in the Sponsor Entity that held the PAYO shares as of December 31, 2021.  However, we hold PAYO shares as a component of other investments, at fair value as of December 31, 2021.  See Principal Transactions above and note 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

Parella Weinberg Partners (NASDAQ: PWP) is a public company.  The Sponsor Entity we invest in holds restricted shares of PWP.  We expect this Sponsor Entity to either (a) liquidate this investment and distribute to us our allocable proceeds or (b) distribute to us our allocable shares of PWP in-kind.  In either case, the final cash realized from this investment will be impacted by the performance of this investment until it is liquidated.  As of December 31, 2021, our equity method investment in the Sponsor Entity which holds PWP shares is $1,128.

Archer Aviation (NYSE: ACHR) is a public company.  The Sponsor Entity we invest in holds restricted shares of ACHR.   We expect this Sponsor Entity to either (a) liquidate this investment and distribute to us our allocable proceeds or (b) distribute to us our allocable shares of ACHR in-kind.  In either case, the final cash realized from this investment will be impacted by the performance of this investment until it is liquidated.  As of December 31, 2021, our equity method investment in the Sponsor Entity which holds ACHR shares is $728.

Other Non-Operating (Income) / Loss

We recorded other non-operating income of $2,127 for the year ended December 31, 2021 as the result of the forgiveness of our PPP loan.  See note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) was ($1,614) for the year ended December 31, 2021, as compared to ($8,669) for the year ended December 31, 2020.  See note 23 to our consolidated financial statements included in our Annual Report on Form 10-K.

The tax benefit recognized in 2020 was comprised of a deferred tax benefit of $8,877, partially offset by current tax expense of $208.  The current tax expense incurred was the result of foreign, state, and local income tax.  The deferred tax benefit was a U.S. federal, state, and local tax benefit, which was the result of the reduction in the valuation allowance applied against the Company's net operating loss carryforward ("NOL") and net capital loss carryforward ("NCL") tax assets.  Prior to 2020, we had concluded that due to our recent history of tax losses, we should only recognize our NOL asset to the extent the reversal of our deferred tax liability amounts could be scheduled against it.  For our NCL asset, we applied a full valuation allowance.  In 2020, we generated significant taxable income (both ordinary and capital) and we expected to generate income going forward.  Accordingly, as of December 31, 2020, we adjusted the calculation of the valuation allowances applied against our carryforward assets.

The tax benefit recognized in 2021 was comprised of a deferred tax benefit $2,071, partially offset by current tax expense of $457.  The current tax expense incurred was the result of foreign, state, and local income tax.  The deferred tax benefit was a U.S. federal, state, and local tax benefit, which was the result of the reduction in the valuation allowance applied against the Company's NOL and NCL tax assets.  In 2021 we continued to generate significant taxable income (both ordinary and capital) which increased our expected taxable income to be realized during relevant carryforward periods.  Therefore, in 2021, we reduced further the valuation allowances applied against our carryforward assets.

Net Income / (Loss) Attributable to the Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the years ended December 31, 2021 and 2020 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. In addition, net income / (loss) attributable to the non-controlling interest also included non-controlling interest related to entities that were consolidated but not wholly owned by the Operating LLC.

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2021

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$1,529	$68,968	$70,497	$-	$70,497
Income tax expense / (benefit)	(844)		(844)	(770)	(1,614)
Net income / (loss) after tax	2,373	68,968	71,341	770	72,111
Other consolidated subsidiary non-controlling interest		35,574	35,574
Net income / (loss) attributable to the Operating LLC	2,373	33,394	35,767
Average effective Operating LLC non-controlling interest % (1)			70.61%
Operating LLC non-controlling interest			$25,255

Summary
Other consolidated subsidiary non-controlling interest			$35,574
Operating LLC non-controlling interest			25,255
			$60,829

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2020

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$4,951	$24,833	$29,784	$-	$29,784
Income tax expense / (benefit)	187	-	187	(8,856)	(8,669)
Net income / (loss) after tax	4,764	24,833	29,597	8,856	38,453
Other consolidated subsidiary non-controlling interest	-	10,048	10,048
Net income / (loss) attributable to the Operating LLC	4,764	14,785	19,549
Average effective Operating LLC non-controlling interest % (1)			72.64%
Operating LLC non-controlling interest			$14,200

Summary
Other consolidated subsidiary non-controlling interest			$10,048
Operating LLC non-controlling interest			14,200
			$24,248

(1)

Non-controlling interest is recorded on a quarterly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.  The non-controlling interest percentage changed significantly in December 2019.  See discussion of in kind contribution in note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Revenues

Revenues increased by $80,444, or 162% , to $130,110 for the year ended December 31, 2020, as compared to $49,666 for the year ended December 31, 2019. As discussed in more detail below, the change was comprised of (i) an increase of $35,439 in net trading revenue; (ii) an increase of $1,199 in asset management revenue; (iii) an increase of $403 in new issue and advisory revenue; and (iv) an increase of $43,403 in principal transactions and other income.

Net Trading

Net trading revenue increased by $35,439, or 93%, to $73,611 for the year ended December 31, 2020, as compared to $38,172 for the year ended December 31, 2019.  The following table shows the detail by trading group.

NET TRADING
(Dollars in Thousands)

	For the Year Ended December 31,
	2020	2019	Change
Mortgage	$9,641	$6,780	2,861
Matched book repo	33,980	12,011	21,969
High yield corporate	8,342	5,989	2,353
Investment grade corporate	9,978	565	9,413
Wholesale and other	11,670	12,827	(1,157)
Total	$73,611	$38,172	$35,439

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

Asset management fees from CDOs declined mainly due to a decline in AUM due to CDO liquidations and principal paydowns of collateral.  Asset management fees from other investment vehicles increased primarily due to increased incentive fees and AUM.

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

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	For the Year Ended December 31,
	2020	2019	Change
SFT	$40,619	$-	$40,619
EuroDekania	-	279	(279)
Currency hedges	-	51	(51)
CLO Investments	(535)	258	(793)
Other SPAC equity	1,503	116	1,387
IMXI	2,703	172	2,531
U.S. Insurance JV	222	150	72
SPAC Fund	183	29	154
Other principal investments	7	465	(458)
Total principal transactions	44,702	1,520	43,182
			-
IIFC revenue share	491	531	(40)
All other income / (loss)	313	52	261
Other income	804	583	221

Total principal transactions and other income	$45,506	$2,103	$43,403

Principal Transactions

SFT is a publicly traded company.  The shares of SFT we hold are comprised of both unrestricted and restricted shares and are carried at fair value.  See note 4 for discussion of sale restrictions on these shares.  See note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for information about how we determine the value of these instruments.  The income recognized was mostly comprised of income of the Insurance SPAC Sponsor Entities and another consolidated subsidiary; both of which were not wholly owned.  See compensation and non-controlling interest discussion below.

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

The CLO investments represented investments in the most junior tranche of certain CLOs.  These investments were carried at fair value.  See note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for information about how we determine the value of these instruments.  These investments were fully liquidated in 2020.

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

Operating Expenses

Operating expenses increased by $42,157, or 92%, to $87,782 for the year ended December 31, 2020, as compared to $45,625 for the year ended December 31, 2019. As discussed in more detail below, the change was comprised of (i) an increase of $33,930 in compensation and benefits; (ii) a decrease of $694 in business development, occupancy, and equipment; (iii) an increase of $205 in subscriptions, clearing, and execution; (iv) an increase of $817 in professional fee and other operating; (v) an increase of $16 in depreciation and amortization; and (vi) a $7,883 impairment of goodwill.

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

Equity-based compensation increased by $11,809 to $12,553 for the year ended December 31, 2020, as compared to $744 for the year ended December 31, 2019.  Of the $12,553 of equity compensation recognized in 2020, $11,700 was due to equity-based compensation related to the issuance of membership units of the Insurance SPAC Sponsor Entities to employees of the Company.  This expense was recognized upon the completion of the merger between the Insurance SPAC and Shift in October 2020.  No further equity-based compensation expense will be recognized related to membership units of the Insurance SPAC Sponsor Entities in the future.  Following the business combination, the membership units of the Insurance SPAC Sponsor Entities held by employees will be treated as part of the non-controlling interest.

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

Impairment of Goodwill

We determined the financial market volatility, as well as the reduction in volumes in the GCF repo and TBA businesses that resulted from COVID-19 was a triggering event that required us to reassess the goodwill we had recorded related to JVB under the guidance of ASC 350.  We ultimately exited the GCF business in 2021. We determined that the fair value of JVB was less than its carrying value (including the goodwill).  As a result, we recorded an impairment of $7,883 in 2020.  See note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $2,005, or 26%, to $9,589 for the year ended December 31, 2020, as compared to $7,584 for the year ended December 31, 2019.

INTEREST EXPENSE
(Dollars in Thousands)

	For the Year Ended December 31,
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

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $2,402 to ($2,955) for the year ended December 31, 2020 , as compared to ($553) for the year ended December 31, 2019 .  See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	Change
Insurance SPACs	$(3,656)	$(553)	$(3,103)
SPAC Sponsor Entities	63	-	63
Dutch Real Estate Entities	638	-	638
	$(2,955)	$(553)	$(2,402)

Income Tax Expense / (Benefit)

Income tax expense / (benefit) was ($8,669) for the year ended December 31, 2020, as compared to income tax expense / (benefit) of ($523) for the year ended December 31, 2019.

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

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2020

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$4,951	$24,833	$29,784	$-	$29,784
Income tax expense / (benefit)	187	-	187	(8,856)	(8,669)
Net income / (loss) after tax	4,764	24,833	29,597	8,856	38,453
Other consolidated subsidiary non-controlling interest	-	10,048	10,048
Net income / (loss) attributable to the Operating LLC	4,764	14,785	19,549
Average effective Operating LLC non-controlling interest % (1)			72.64%
Operating LLC non-controlling interest			$14,200

Summary
Other consolidated subsidiary non-controlling interest			$10,048
Operating LLC non-controlling interest			14,200
			$24,248

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Year Ended December 31, 2019

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$(3,543)	$(553)	$(4,096)	$-	$(4,096)
Income tax expense / (benefit)	157	-	157	(680)	(523)
Net income / (loss) after tax	(3,700)	(553)	(4,253)	680	(3,573)
Other consolidated subsidiary non-controlling interest	-	(288)	(288)
Net income / (loss) attributable to the Operating LLC	(3,700)	(265)	(3,965)
Average effective Operating LLC non-controlling interest % (1)			31.05%
Operating LLC non-controlling interest			$(1,231)

Summary
Other consolidated subsidiary non-controlling interest			$(288)
Operating LLC non-controlling interest			(1,231)
			$(1,519)

(1)

Non-controlling interest is recorded on a quarterly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay debt borrowings, make interest payments on outstanding borrowings, fund investments, and support other general business purposes. In addition, our United States and European broker-dealer subsidiaries are subject to certain regulatory requirements to maintain minimum levels of net capital. Historically, our primary sources of funds have been our operating activities and general corporate borrowings. In addition, our trading operations have generally been financed by use of collateralized securities financing arrangements as well as margin loans.

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through a distribution or a loan. CCFEL is regulated by the CBI.  CCFESA is subject to the regulations of the ACPR.  CBI and ACPR impose minimum capital requirements.  See note 25 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

On July 29, 2021, our board of directors reinstated our quarterly dividend declaring a cash dividend of $0.25 per share.  We have paid a quarterly cash dividend of $0.25 regularly since that date.  On March 8, 2022, our board of directors declared a quarterly cash dividend of $0.25 per share and a special cash dividend of $0.75 per share, both of which will be paid on our Common Stock on April 5, 2022 to shareholders of record on March 22, 2022.

On December 21, 2020, August 31, 2020 and March 19, 2018, the Company entered into letter agreements (the “December 2020 Letter Agreement”, the "August 2020 Letter Agreement” and the “2018 Letter Agreement,” respectively and, together, the "10b5-1 Plan").  The December 2020 Letter Agreement and the August 2020 Letter Agreement were entered into with Piper Sandler & Co. and the 2018 Letter Agreement was entered into with Sandler O'Neill & Partners, L.P. (which, following a merger with Piper Jaffray, became Piper Sandler & Co. (the “Agent”)). The agreements authorized the Agent to use reasonable efforts to purchase, on the Company’s behalf, up to an aggregate purchase price of $1,000 of Common Stock (in the case of the December 2020 letter) and $2,000 (in the case of the August 2020 letter) on any day that the NYSE was open for business. The December 2020 Letter Agreement became effective December 23, 2020 and is in effect until December 31, 2021 or until an aggregate purchase price of $1,000 shares had been purchased, which occurred on July 28, 2021.  The August 2020 Letter Agreement was in effect from August 31, 2020 until August 31, 2021 or until an aggregate purchase price of $2,000 shares had been purchased, which occurred on November 10, 2020. The 2018 Letter Agreement was in effect from March 19, 2018 until March 19, 2019 or until an aggregate purchase price of $2,000 shares had been purchased.  The maximum purchase amount was not acquired so the letter expired on March 19, 2019.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan was designed to comply with Rule 10b5-1 under the Exchange Act.

During the year ended December 31, 2021, we repurchased 49,544 shares in the open market under the 10b5-1 Plan for a total purchase price of $857.  During the year ended December 31, 2020, we repurchased 121,181 shares in the open market under the 10b5-1 Plan for a total purchase price of $2,143.  During the year ended December 31, 2019, we repurchased 7,890 shares in the open market under the 10b5-1 Plan for a total purchase price of $65.

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

During the year ended December 31, 2021, we sold 300,849 shares in the open market pursuant to the Equity Agreement for a total sale price of $9,076.  During the years ended December 31, 2021, 2020, and 2019, we had the following other significant financing transactions.  See notes 19 and 20 in our consolidated financial statements included in our Annual Report on Form 10-K.

• During 2021:
o	We repaid $4,000 of redeemable financial instruments.
o	We drew and repaid $17,500 on a revolving line of credit.
o	We repaid $2,400 of the 2019 Senior Note.
o	We made $61,678 of non-controlling interest distributions of which $58,944 were non-cash.
o	We raised $17,095 from investments by non-controlling interests
• During 2020:
o	We raised $5,431 by issuing equity of the Insurance SPAC III Sponsor Entities to third parties.
o	We distributed (in kind) $6,603 to the non-controlling interest holders of the Insurance SPAC Sponsor Entities and the INSU Pipe Sponsor, LLC.
o	We drew and repaid $17,500 on a revolving line of credit.
o	We raised $4,500 in proceeds from issuance of the 2020 Senior Notes.
o	We received a PPP Loan of $2,166.
o	We repaid $4,386 of the 2019 Senior Notes.
o	We repaid $4,777 of the LegacyTexas Credit Facility.
o	We repaid $2,000 of the redeemable financial instrument with DGC Trust.
o	We repaid $2,500 of the redeemable financial instrument with CBF.
o	We repaid $421 of the ViaNova redeemable financial instruments.
o	We raised $4,556 by issuing equity of the Insurance SPAC II Sponsor Entities to third parties.
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

Cash Flows

We have seven primary uses for capital:

(1)	To fund the operations of our Capital Markets business segment. Our Capital Markets business segment utilizes capital (i) to fund securities inventory to facilitate client trading activities; (ii) for risk trading for our own account; (iii) to fund our collateralized securities lending activities; (iv) for temporary capital needs associated with underwriting activities; (v) to fund business expansion into existing or new product lines including additional capital dedicated to our mortgage group as well as our matched book repo business; and (vi) to fund any operating losses incurred.
(2)	To fund the expansion of our Asset Management business segment. We generally grow our AUM by sponsoring new Investment Vehicles. The creation of a new Investment Vehicle often requires us to invest a certain amount of our own capital to attract outside capital to manage. Also, these new Investment Vehicles often require warehouse and other third-party financing to fund the acquisition of investments. Finally, we generally will hire employees to manage new Investment Vehicles and will operate at a loss for a startup period.
(3)	To fund investments. We make principal investments (including sponsor and other investments in SPACs) to generate returns. We may need to raise additional debt or equity financing in order to ensure we have the capital necessary to take advantage of attractive investment opportunities.
(4)	To fund mergers or acquisitions. We may opportunistically use capital to acquire other asset managers, individual asset management contracts, or financial services firms. To the extent our liquidity sources are insufficient to fund our future merger or acquisition activities, we may need to raise additional funding through an equity or debt offering. No assurances can be given that additional financing will be available in the future, or that if available, such financing will be on favorable terms.
(5)	To fund potential dividends and distributions. We sometimes pay dividends. Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon payment of dividends to our stockholders.
(6)	To fund potential repurchases of Common Stock. We have opportunistically repurchased Common Stock in private transactions as well through the 10b5-1 Plan. See note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.
(7)	To pay off debt as it matures. We have indebtedness that must be repaid as it matures. See note 20 to our consolidated financial statements included in this Annual Report on Form 10-

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of December 31, 2021, and December 31, 2020, we maintained cash and cash equivalents of $41,996 and $8,304, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities	$18,321	$41,435	$(15,463)
Cash flow from investing activities	(22,534)	(11,948)	3,734
Cash flow from financing activities	13,161	3,789	5,936
Effect of exchange rate on cash	(377)	416	(9)
Net cash flow	8,571	33,692	(5,802)
Cash and cash equivalents, beginning	41,996	8,304	14,106
Cash and cash equivalents, ending	$50,567	$41,996	$8,304

See the statements of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

2021 Cash Flows

As of December 31, 2021, our cash and cash equivalents were $50,567, representing an increase of $8,571 from December 31, 2020. The increase was attributable to the cash provided by operating activities of $18,321, the cash used in investing activities of $22,534, the cash provided by financing activities of $13,161, and the decrease in cash resulting from a change in exchange rates of $377.

The cash provided by operating activities of $18,321 was comprised of (a) net cash outflows of $19,093 related to working capital fluctuations; (b) net cash inflows of $24,813 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, receivables under resale agreements, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) net cash inflows from other earnings items of $12,601 (which represents net income or loss adjusted for the following non-cash operating items: deferred taxes, other income / (expense), realized and unrealized gains and losses on other investments at fair value, other investments sold, not yet purchased, income / (loss) from equity method affiliates, equity-based compensation, depreciation, impairment of goodwill, and amortization).

The cash used in investing activities of $22,534 was comprised of (a) $123,098 in purchases of other investments at fair value; (b) $59,098 in purchase of other investments sold, not yet purchased; (c) $8,143 in investments in equity method affiliates; (d) $1,028 in purchase of furniture, equipment, and leasehold improvements; partially offset by (e) $112,013 in sales and returns of principal of other investments, at fair value; and (f) $56,820 in sales and returns of principal of other investments sold, not yet purchased.

The cash provided by financing activities of $13,161 was comprised of (a) $17,500 in proceeds from draws on revolving credit facility; (b) $9,076 in proceeds from sale of Common Stock; (c) $17,095 in proceeds from non-controlling interest investments; partially offset by (d) $17,500 in repayments on revolving credit facility; (e) $2,400 of repayment of debt; (f) $378 in cash used to net settle equity awards; (g) $857 of cash used to repurchase and retire Common Stock; (h) $2,734 in non-controlling interest distributions; (i) $1,970 in Operating LLC non-controlling interest distributions; (j) $4,000 in repayment of redeemable financial instrument, and (j) $671 in cash used for dividend payments on Common Stock.

2020 Cash Flows

As of December 31, 2020, our cash and cash equivalents were $41,996, representing an increase of $33,692 from December 31, 2020. The increase was attributable to the cash provided by operating activities of $41,435, the cash used in investing activities of $11,948, the cash provided in financing activities of $3,789, and the increase in cash resulting from a change in exchange rates of $416.

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

The cash used in investing activities of $11,948 was comprised of (a) $62,282 in purchases of other investments at fair value; (b) $12,519 in purchase of other investments sold, not yet purchased; (c) $12,675 in investments in equity method affiliates; (d) $217 in purchase of furniture, equipment, and leasehold improvements; partially offset by (e) $54,748 in sales and returns of principal of other investments, at fair value; and (f) $20,997 in sales and returns of principal of other investments sold, not yet purchased.

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

The following table shows the impact of changes in these collateral deposits had on our cash flows in each period presented:

	Year Ended December 31,
	2021	2020	2019
Collateral deposit end of period	$17,320	$41,119	$9,524
Less: Collateral deposit beginning of period	41,119	9,524	4,277
Impact to cash flow from operations	$(23,799)	$31,595	$5,247

Regulatory Capital Requirements

We have three subsidiaries that are licensed securities dealers: JVB in the U.S., CCFEL in Ireland, and CCFESA in France. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. Our Ireland-based subsidiary, CCFEL, is subject to the regulatory supervision and requirements of the CBI.  CCFESA is subject to the regulations of the ACPR.  The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at December 31, 2021 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)

U.S.	$250
Ireland	895
France	543
Total	$1,688

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at December 31, 2021 total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $76,816.  See note 25 to our consolidated financial statements included in this Annual Report on Form 10-K.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification requirements and restrictions.

Restrictions of Distributions of Capital from JVB

As of December 31, 2021, our total equity on a consolidated basis was $149,506.  However, the total equity of JVB was $106,364.  Therefore, a significant portion of our consolidated equity is within JVB.  During certain periods of time, we have generated losses or negative cash flow outside of JVB.  We are dependent on taking distributions of income (and potentially returns of capital) from JVB to satisfy the cash needs outside of JVB, such as to cover losses incurred outside of JVB, to satisfy other obligations that come due outside of JVB, and to make investments outside of JVB.  However, we are subject to significant limitations on our ability to make distributions from JVB.  These limitations include limitations imposed by FINRA under rule 15c3-1 (described immediately above) and limitations under our line of credit with Byline Bank (see note 20 to our consolidated financial statements included in this Annual Report on Form 10-K).  Furthermore, counterparties to JVB have their own internal counterparty credit requirements.  The specific requirements are not generally shared with us.  However, if we take too much in capital distributions from JVB (beyond its net income), we may not be able to trade with certain counterparties which may cause JVB’s operations to deteriorate.

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

	For the Twelve Months Ended December 31, 2021	For the Twelve Months Ended December 31, 2020
Receivables under resale agreements
Period end	$3,175,645	$5,716,343
Monthly average	$5,750,146	$6,641,534
Maximum month end	$7,299,538	$8,945,403
Securities sold under agreements to repurchase
Period end	$3,171,415	$5,713,212
Monthly average	$5,745,838	$6,486,137
Maximum month end	$7,289,275	$8,960,197

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

DETAIL OF DEBT
(Dollars in Thousands)

	As of December 31,
Description	2021	2020	Interest Rate Terms	Interest (2)		Maturity
Non-convertible debt:
12.00% senior notes (the "2020 Senior Notes")	$4,500	$4,500	Fixed	12.00%		January 2024
12.00% senior notes (the "2019 Senior Notes")	-	2,400	Fixed	12.00%		September 2021
PPP Loan	-	2,166	Fixed	1.00%		May 2022
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	15,000	15,000	Fixed	8.00%		March 2023
Less unamortized debt issuance costs	(67)	(401)
	14,933	14,599
Junior subordinated notes (1):
Alesco Capital Trust I	28,125	28,125	Variable	4.37	% (1)	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	4.13	% (1)	March 2035
Less unamortized discount	(24,164)	(24,690)
	23,961	23,435

ByLine Bank	-	-	Variable	N/A		December 2023
FT Financial Bank, N.A. Credit Facility	-	-	Variable	N/A		N/A
Total	$43,394	$47,100

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are variable interest entities (“VIEs”) and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of December 31, 2021 on a combined basis is 11.32% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

As of December 31, 2021, we have the following sources of financing, which we account for as redeemable financial instruments.  See note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in thousands)

	As of December 31,
	2021	2020
JKD Investor	$7,957	$7,957
CBF	-	4,000
	$7,957	$11,957

Off-Balance Sheet Arrangements

Other than as described in note 10 (derivative financial instruments) and note 18 (variable interest entities) to our consolidated financial statements included in this Annual Report on Form 10-K, there were no material off balance sheet arrangements as of December 31, 2021.

Contractual Obligations

The table below summarizes our significant contractual obligations as of December 31, 2021 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Also, we have assumed that the 2017 Convertible Note is not converted prior to maturity.  Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements.  In addition, amortization of discount on debt is excluded.

CONTRACTUAL OBLIGATIONS
December 31, 2021
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$14,031	$2,200	$4,763	$3,283	$3,785
Maturity of 2020 Senior Notes	4,500	4,500	-	-	-
Interest on 2020 Senior Notes	182	182	-	-	-
Maturity of 2017 Convertible Note (1)	15,000	15,000	-	-	-
Interest on 2017 Convertible Note (1)	529	529	-	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	29,877	2,036	4,071	4,071	19,699
Redeemable Financial Instrument - JKD Capital Partners 1 (3)	7,957	7,957	-	-	-
Other Operating Obligations (4)	1,842	1,164	678	-	-
	$122,043	$33,568	$9,512	$7,354	$71,609

(1)

Assumes the 2017 Convertible Note is not converted prior to maturity.  The holder of the 2017 Convertible Note has control over whether or not the convertible note is paid off in cash or converted into equity.  If it is converted into equity, no cash outflow will be required.

(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 4.13% (based on a 90-day LIBOR rate in effect as of December 31, 2021 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 4.37% (based on a 90-day LIBOR rate in effect as of December 31, 2021 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

TBAs are forward contracts to purchase or sell mortgage-backed securities whose exact collateral remain “to be announced” until just prior to the trade settlement. In addition to TBAs, we sometimes enter into forward purchases or sales of agency mortgage-backed securities where the underlying collateral has been identified.  These transactions are referred to as other forward agency MBS contracts.  We account for TBAs and other forward agency MBS contracts as derivatives.

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

First, we sometimes grant to employees and directors restricted common stock in Cohen & Company Inc.  These grants vest over a period of time and only have service based vesting criteria.  In these cases, we determine the fair value of the grants by taking the closing stock price of Cohen & Company Inc. on the grant date and multiplying it by the number of restricted shares granted.    We recognize the expense over the service period on a straight-line basis.  We assume no forfeitures up front and record forfeitures as they occur by reducing expense.  The recipient is entitled to dividends that are declared and paid during the vesting period but they are paid only if (and to the extent) the restricted share grant ultimately vests.

Second, we sometimes grant to employees operating units of the Operating LLC.  These grants also vest over a period of time and only have service based vesting criteria.  Because there is a fixed exchange ratio between units of the Operating LLC and shares of Cohen & Company Inc., the fair value of the grant is calculated by taking the closing stock price of Cohen & Company Inc. on the grant date, adjusting for the exchange ratio, and then multiplying by the number of units of the Operating LLC granted.    We recognize the expense over the service period on a straight-line basis.  We assume no forfeitures up front and record forfeitures as they occur by reducing expense.  The recipient is entitled to distributions that are declared and paid during the vesting period but they are paid only if (and to the extent) the unit grant ultimately vests.

Third, employees sometimes invest in the membership interests of consolidated SPAC sponsor entities (the Insurance SPAC Sponsor Entities, the Insurance SPAC II Sponsor Entities, and the Insurance SPAC III Sponsor Entities).  Because these entities are consolidated and the employees are investing in the consolidated company's non-controlling interest, these equity interests fall under ASC 718.  Generally, the employee invests a de-minimus amount and receives an allocation of the founder shares held by the sponsor entity.  The investment does not have any explicit vesting criteria associated with it.  Generally, the employee's investment will be worthless if the SPAC is liquidated and it will become worth something if the SPAC completes its business combination.  Therefore, we treat these grants as having a performance condition (i.e. the completion of the SPAC business combination).  Further, at the time of the investments, we treat this performance condition as being non-probable.  The effect of this is that we record no expense related to these investments until (and only if) the business combination is completed.  Upon completion of the business combination, we record compensation expense in an amount equal to the fair value of the grant.  The fair value of the grant is equal to the public trading price of the SPAC on the date of the grant adjusted for certain sale restrictions imposed on the shares the employee receives (generally, they are restricted for sale for some time period and subject to certain hurdle prices before they become freely tradeable).  We use a Monte Carlo simulation model to determine the appropriate discount to place on shares that are subject to hurdle prices.  The compensation amount is recorded with an offsetting credit to non-controlling interest.  From that point forward, the shares received by the employee are treated as part of the non-controlling interest and allocated income, expense, gains, and losses accordingly until the applicable sponsor entity is liquidated or otherwise de-consolidated.

Investments in Special Purpose Acquisition Companies ("SPACs") Sponsor Entities

We invest in the sponsor entities of SPACs.  The sponsor entities are limited liability companies (each an "LLC") that pool their members' interests and invest in the private placement and founder shares (together, sponsor shares) of a SPAC.  The SPAC will also raise funds in a public offering and seek to complete a business combination within an agreed upon time frame.  The SPAC will use the proceeds raised from the sponsor shares to pay transaction and operating expenses during the period it is seeking a business combination.  The proceeds of the public offering are placed in an interest bearing trust and can only be used to complete the business combination and pay taxes on the interest earned.  Generally, the public investors must approve any business combination prior to its effectiveness.  If a business combination is not completed within the agreed upon time frame, the SPAC will liquidate and return the public investors' investment to them.  If there are funds remaining after liquidation, the sponsor entities may receive some portion of their investment back, but likely they will suffer a total loss of their investment.  If the business combination is completed, the sponsor entities private placement in the SPAC will entitle them to a combination of unrestricted common, restricted common, and (in some cases) warrants of the post-business combination SPAC (which is a publicly traded company).  The following summarizes our accounting policies related to our investments in these entities:

•	The sponsor entities are LLCs that give all important decision making rights to their respective managing member. Furthermore, the other members of the LLC cannot replace the managing member. Accordingly, we have concluded that the sponsor entities are VIEs and the managing member has the power to direct its most important economic activities. In all cases where we are the managing member of a sponsor entity, we also have had a significant economic interest in such sponsor entity and therefore consolidate such sponsor entity.
•	In all cases where we have consolidated a sponsor entity, we have determined that the sponsor entity's private placement investment in the SPAC which it sponsors should be treated as an equity method investment during the SPAC's pre-business combination period. Furthermore, because of the difficulty of determining the fair value of such an investment in the SPAC's pre-business combination period, we have chosen to not elect the fair value option.
•	If a SPAC completes its business combination, the sponsor entity's investment in the SPAC will be converted to a combination of unrestricted and restricted shares in the post-business combination SPAC. At this point (assuming we consolidate the sponsor entity), we will account for the shares received at fair value. We will reclassify any remaining equity method investment balance to other investments, at fair value and record principal transactions income for the difference. We will record non-controlling interest expense for the SPAC shares that are distributable to the non-controlling interest holders of the sponsor entity. The fair value of the unrestricted shares received is equal to the public trading price of the SPAC on the date of the business combination. The fair value of the restricted shares received is adjusted downwards from the public trading price for certain sale restrictions imposed (generally, they are restricted for sale for some time period and subject to certain hurdle prices before they become freely tradeable). We use a Monte Carlo simulation model to determine the appropriate discount to place on shares that are subject to hurdle prices. In the case of a SPAC business combination where we consolidate the sponsor entity, generally there is also an equity-based compensation entry to be recorded at the date of the business combination. See equity-based compensation section above. We will continue to mark the sponsor entity's investment in the SPAC to market and record principal transactions income or loss and offsetting non-controlling interest income or expense until the sponsor entity itself distributes all of the SPAC shares it owns to its members and liquidates. At that point, we will hold the SPAC shares directly (rather than through a consolidated subsidiary) and will record principal transaction income and loss until the SPAC shares themselves are liquidated.
•	We will also invest in sponsor entities that we do not consolidate because we are not the managing member of such sponsor entity or otherwise do not have the power to direct the sponsor entity's most important activities. In these cases, we treat our investment in the sponsor entity as an equity method investment. Furthermore, because of the difficulty of determining the fair value of such an investment in the applicable SPAC's pre-business combination period, we have chosen to not elect the fair value option.
•	If a SPAC completes a business combination and we have an equity method investment in the associated sponsor entity, the sponsor entity will record income equal to the difference between the fair value of the restricted and unrestricted shares it will receive and the carrying value of its equity method investment in the SPAC. We will recognize our share of this gain as income from equity method affiliates. The sponsor entity will continue to mark its investment in the SPAC to market after the business combination and we will recognize our share of the change in fair value as income or loss from equity method affiliates. Once the sponsor entity distributes our allocable share of the SPAC shares it owns, we will reclassify our investment from investment in equity method affiliate to other investments, at fair value as we will then hold the SPAC shares directly (rather than through an equity method investee). We will then record principal transactions income and loss until the SPAC shares themselves are liquidated.
•	If a SPAC liquidates and we have an investment in it (either directly in the case of consolidated sponsor entities or indirectly in the case of equity method sponsor entities), we will write off our remaining equity method balance and record loss on equity method investment. In the case of consolidated sponsor entities we will also record an offsetting entry to non-controlling interest.

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

In October 2020, the FASB issued ASU 2020-10 Codification Improvements.  The ASU affects a wide variety of Topics in the Codification. The ASU, among other things, contains amendments that improve consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section.  Many of the amendments arose because the FASB provided an option to give certain information either on the face of the financial statements or in the notes to financial statements and that option only was included in the Other Presentation Matters Section of the Codification. The option to disclose information in the notes to financial statements should have been codified in the Disclosure Section as well as the Other Presentation Matters Section (or other Section of the Codification in which the option to disclose in the notes to financial statements appears). The amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40):  Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU is effective for fiscal years beginning after December 15, 2021.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination.  This ASU is effective for fiscal years beginning after December 15, 2021.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU includes amendments that are expected to increase transparency in financial reporting by requiring business entities to disclose information about certain types of government assistance they receive. The amendments require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance:  (i) information about the nature of the transactions and the related accounting policy used to account for the transactions; (ii) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. This ASU is effective for fiscal years beginning after December 15, 2021.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

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

Fixed Income Securities: We hold, from time to time, the following securities: U.S. Treasury securities, U.S. government agency MBS, U.S. government agency debt securities, CMOs, non-government MBS, corporate bonds, non-redeemable and redeemable preferred stock, municipal bonds, certificates of deposits, residential loans, whole loans, and unconsolidated investments in the middle and senior tiers of securitization entities and TruPS. We attempt to mitigate our exposure to market risk by entering into economic hedging transactions, which may include TBAs. The fixed income category can be broadly broken down into two subcategories: fixed rate and floating rate.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of December 31, 2021, we would have incurred a loss of $1,638 if the yield curve rose 100 bps across all maturities and a gain of $1,638 if the yield curve fell 100 bps across all maturities. As of December 31, 2020, we would have incurred a loss of $2,784 if the yield curve rose 100 bps across all maturities and a gain of $2,774 if the yield curve fell 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities.  These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We also hold a significant amount of equity in public companies that recently completed a merger with a SPAC we sponsored or invested in.  A significant portion of the equity we hold in these types of entities are subject to sale restrictions.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions or in some cases entering into derivatives trades to hedge this exposure.  We also have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies.  The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates.  Based on this analysis, as of December 31, 2021, our equity price sensitivity was $3,068 and our foreign exchange currency sensitivity was $0.  As of December 31, 2020, our equity price sensitivity was $4,441 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of December 31, 2021, a 100-bps change in the three-month LIBOR would have resulted in a change in our annual cash to be paid for interest in the amount of $481. A 100-bps adverse change in the market yield to maturity would have resulted in an increase in the fair value of the debt in the amount of $3,389 as of December 31, 2021.

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

In our gestation repo business, we will generally ensure that the maturity dates of our reverse repurchase agreements match the maturity dates of the matched repurchase agreements.  Because our maturities are matched, we can pass along any changes in funding terms imposed upon us by our repurchase agreement counterparty to our reverse repurchase agreement counterparty.  Therefore, we are not exposed to a great deal of interest rate or funding risk.  The main risk we are exposed to is credit risk. We manage this risk by obtaining collateral in excess of the contractual repo balance and performing credit reviews of counterparties and updating them on a routine basis.

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

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2021. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at December 31, 2021.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as described in the revised (2013) version in Internal Control-Integrated Framework. Based on this assessment, management believed that, as of December 31, 2021, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s auditors pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

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

The information required by Item 10 is included in the sections entitled “Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and board of directors Information” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by Item 11 is included in the sections entitled “Executive Compensation” and “Compensation of Directors” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The following table provides information regarding the 2020 Long-Term Incentive Plan as of December 31, 2021.

	(a)	(b)	(c)
	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	195,924
Equity compensation plans not approved by security holders	-	-	-

(1)	See note 22 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the 2010 and the 2020 Long-Term Incentive Plan.

The remainder of the information required by Item 12 is included in the Section entitled “Share Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and board of directors Information — Director Independence” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item  14.  Principal Accounting Fees and Services.

The information required by Item 14 is included in the sections entitled “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed with the SEC on February 6, 2004).

3.2	Articles of Amendment changing name to Alesco Financial Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on October 20, 2006).

3.3	Articles of Amendment to Effectuate a Reverse Stock Split (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.4	Articles of Amendment to Set Par Value (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.5	Articles Supplementary — Series A Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.6	Articles Supplementary — Series B Voting Non-Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.7	Articles of Amendment to change Name to Cohen & Company Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2009).

3.8	Articles Supplementary — Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2009).

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

4.5	Form of Indenture (incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-3 filed with the SEC on February 14, 2014).

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

10.2	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2007).

10.3

Form of Indemnification Agreement by and between Alesco Financial Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2006).

10.4

Employment Agreement between Cohen Brothers, LLC and Joseph W. Pooler, Jr., dated as of May 7, 2008 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.5

Amendment No. 1 to Employment Agreement between Cohen Brothers, LLC and Joseph W. Pooler, Jr., dated as of February 20, 2009 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 2, 2009). +

10.6

Amendment No. 2 to Employment Agreement between Joseph W. Pooler, Jr. and Cohen Brothers, LLC, dated as of February 18, 2010 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

10.7	Amendment No. 3 to Employment Agreement, dated February 3, 2021, by and between Cohen & Company, LLC and Joseph W. Pooler, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2021).

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

10.13	Amendment No. 4 to Amended and Restated Limited Liability Company Agreement, dated September 25, 2020, by and among each of the Members set forth on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

10.14	Amendment No. 5 to Amended and Restated Limited Liability Company Agreement, dated December 20, 2021, by and among each of the Members set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021)

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

10.31

Amendment No. 1 to Investment Agreement, dated as of September 25, 2019 and effective as of October 1, 2019, by and between Cohen & Company, LLC and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2019).

10.32

Amendment No. 2 to Investment Agreement, dated as of December 4, 2019 and effective as of October 1, 2019, by and between Cohen & Company, LLC and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2019).

10.33

Loan Agreement, dated as of April 25, 2018, by and among Cohen & Company Inc., Cohen & Company, LLC, J.V.B. Financial Group, LLC, J.V.B. Financial Group Holdings, LP, C&Co/PrinceRidge Partners LLC and MB Financial Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2018).

10.34

First Amendment to Loan Agreement, by and among Cohen & Company Inc., Cohen & Company, LLC, J.V.B. Financial Group Holdings, LP, C&Co PrinceRidge Holdings, LP, dated January 29, 2019 (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 10-K filed with the SEC on March 8, 2019).

10.35

Amendment No. 1 to Convertible Senior Promissory Note, dated September 25, 2018, by and between Cohen & Company Inc. and the EBC 2013 Family Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2018).

10.36

Senior Promissory Note, dated September 25, 2019, issued by Cohen & Company Inc. to the EBC 2013 Family Trust in the aggregate principal amount of $2,400,000 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2019).

10.37	Amendment No. 1 to Senior Promissory Note, dated September 25, 2020, by and between Cohen & Company Inc. and the EBC 2013 Family Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

10.38

Securities Purchase Agreement, dated as of December 30, 2019, by and among Cohen & Company Inc., Cohen & Company, LLC, Daniel G. Cohen and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2019).

10.39	Amendment No. 1 to Securities Purchase Agreement, dated September 25, 2020, by and among Cohen & Company Inc., Cohen & Company, LLC, Daniel G. Cohen and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

10.40

Note Purchase Agreement, dated as of January 31, 2020, by and among Cohen & Company, LLC, JKD Capital Partners I LTD and RN Capital Solutions LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2020).

10.41

Senior Promissory Note, dated January 31, 2020, issued by Cohen & Company, LLC to JKD Capital Partners I LTD in the aggregate principal amount of $2,250,000 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2020).

10.42

Senior Promissory Note, dated January 31, 2020, issued by Cohen & Company, LLC to RN Capital Solutions LLC in the aggregate principal amount of $2,250,000 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2020).

10.43	Cohen & Company Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2020).

10.44	Cohen & Company Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2020).

10.45	Form of Restricted Stock Award under Cohen & Company Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2021).

10.46	U.S. Small Business Association Note, dated May 4, 2020, issued by Cohen & Company, LLC to Fifth Third Bank, National Association, in the aggregate principal amount of $2,165,600 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2020).

10.47	Amended and Restated Revolving Note and Cash Subordination Agreement, dated December 21, 2021, by and between J.V.B. Financial Group, LLC and Byline Bank, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021).

10.48	Subscription Agreement, dated November 24, 2020, by and among INSU Acquisition Corp. II and Cohen & Company LLC, as subscriber (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2020).

10.49	Sponsor Share Cancellation and Vesting Agreement, dated as of November 24, 2020, by and among INSU Acquisition Corp. II and Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2020).

10.50	Equity Distribution Agreement, dated December 1, 2020, by and between Cohen & Company Inc. and Northland Capital Markets (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2020).

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

21.1	List of Subsidiaries. *

23.1	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm, regarding the financial statements of Institutional Financial Markets, Inc. *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted inline XBRL: (i) the Consolidated Balance Sheets at December 31, 2021 and December 31, 2020, (ii) the Consolidated Statements of Operations and Comprehensive Income / (Loss) for the Year Ended December 31, 2021, 2020 and 2019, (iii) the Consolidated Statement of Changes in Equity for the Year Ended December 31, 2021, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for Year Ended December 31, 2021, 2020 and 2019; and (v) Notes to Consolidated Financial Statements. *

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

DATE: March 9, 2022

COHEN & COMPANY INC.

By:	/S/ LESTER R. BRAFMAN
Lester R. Brafman Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Daniel G. Cohen	Chairman	March 9, 2022
Daniel G. Cohen

/s/ G. Steven Dawson	Director	March 9, 2022
G. Steven Dawson

/s/ Jack J. Dimaio, Jr.	Vice Chairman	March 9, 2022
Jack J. DiMaio, Jr.

/s/ Jack Haraburda	Director	March 9, 2022
Jack Haraburda

/s/ Diana L. Liberto	Director	March 9, 2022
Diana L. Liberto

/s/ Douglas Listman	Chief Accounting Officer and Assistant Treasurer	March 9, 2022
Douglas Listman	(Principal Accounting Officer)

/s/ Joseph W. Pooler, Jr.	Executive Vice President, Chief Financial Officer and Treasurer	March 9, 2022
Joseph W. Pooler, Jr.	(Principal Financial Officer)

THIS PAGE INTENTIONALLY LEFT BLANK

COHEN & COMPANY INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Cohen & Company, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Cohen & Company, Inc. (a Maryland corporation) (and subsidiaries) (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2001.

Philadelphia, Pennsylvania

March 9, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$50,567	$41,996
Receivables from brokers, dealers, and clearing agencies	68,392	52,917
Due from related parties	4,581	2,812
Other receivables	3,203	3,929
Investments-trading	223,865	242,961
Other investments, at fair value	56,033	58,540
Receivables under resale agreements	3,175,645	5,716,343
Investments in equity method affiliates	48,238	13,482
Deferred income taxes	9,468	7,397
Goodwill	109	109
Right-of-use asset - operating leases	10,273	6,063
Other assets	3,885	2,830
Total assets	$3,654,259	$6,149,379

Liabilities
Payables to brokers, dealers, and clearing agencies	$160,896	$156,678
Accounts payable and other liabilities	22,701	46,251
Accrued compensation	22,577	14,359
Lease liability - operating leases	10,813	6,531
Trading securities sold, not yet purchased	62,512	44,439
Other investments sold, not yet purchased	2,488	7,415
Securities sold under agreement to repurchase	3,171,415	5,713,212
Redeemable financial instruments	7,957	11,957
Debt	43,394	47,100
Total liabilities	3,504,753	6,047,942

Commitments and contingencies (See Note 28)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized, 27,413,098 shares issued and outstanding, respectively	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,697,443 and 1,325,529 shares issued and outstanding, respectively, including 366,293 and 286,566 unvested restricted share awards, respectively	17	13
Additional paid-in capital	72,006	65,031
Accumulated other comprehensive loss	(905)	(821)
Accumulated deficit	(9,730)	(20,341)
Total stockholders' equity	61,415	43,909
Non-controlling interest	88,091	57,528
Total equity	149,506	101,437
Total liabilities and equity	$3,654,259	$6,149,379

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in thousands, except share or per share information)

	Year Ended December 31,
	2021	2020	2019
Revenues
Net trading	$69,385	$73,611	$38,172
Asset management	10,923	8,759	7,560
New issue and advisory	28,736	2,234	1,831
Principal transactions and other income	37,324	45,506	2,103
Total revenue	146,368	130,110	49,666

Operating expenses
Compensation and benefits	85,048	59,902	25,972
Business development, occupancy, equipment	3,365	2,708	3,402
Subscriptions, clearing, and execution	10,307	9,887	9,682
Professional fee and other operating	7,684	7,068	6,251
Depreciation and amortization	371	334	318
Impairment of goodwill	-	7,883	-
Total operating expenses	106,775	87,782	45,625

Operating income	39,593	42,328	4,041

Non-operating income / (expense)

Interest expense, net	(7,233)	(9,589)	(7,584)
Income/(loss) from equity method affiliates	36,010	(2,955)	(553)
Other non-operating income	2,127	-	-
Income / (loss) before income tax expense / (benefit)	70,497	29,784	(4,096)
Income tax (benefit)	(1,614)	(8,669)	(523)
Net income / (loss)	72,111	38,453	(3,573)
Less: Net income / (loss) attributable to the non-controlling interest	60,829	24,248	(1,519)
Net income / (loss) attributable to Cohen & Company Inc.	$11,282	$14,205	$(2,054)

Income / (loss) per share data (see Note 26):
Income / (loss) per common share-basic:
Basic income / (loss) per common share	$9.50	$12.56	$(1.81)
Weighted average shares outstanding-basic	1,187,029	1,131,085	1,136,574
Income / (loss) per common share-diluted:
Diluted Income / (loss) per common share	$7.48	$7.66	$(1.81)
Weighted average shares outstanding-diluted	5,284,925	5,091,087	1,681,173

Dividends declared per common share	$0.50	$-	$0.40

Comprehensive income / (loss):
Net income / (loss)	$72,111	$38,453	$(3,573)
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	(377)	138	(2)
Other comprehensive income / (loss), net of tax of $0	(377)	138	(2)
Comprehensive income / (loss)	71,734	38,591	(3,575)
Less: comprehensive income / (loss) attributable to the non-controlling interest	60,526	24,351	(1,518)
Comprehensive income / (loss) attributable to Cohen & Company Inc.	$11,208	$14,240	$(2,057)

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statement of Changes in Equity

(Dollars in thousands)

	Cohen & Company Inc.
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2018	$5	$12	$68,591	$(31,926)	$(908)	$35,774	$6,664	$42,438
Net (loss)	-	-	-	(2,054)	-	(2,054)	(1,519)	(3,573)
Other comprehensive income (loss)	-	-	-	-	(3)	(3)	1	(2)
Cumulative effect adjustment - adoption of ASU 2016-02	-	-	-	(20)	-	(20)	-	(20)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	28	-	(4)	24	(47)	(23)
Equity-based compensation	-	-	481	-	-	481	263	744
Shares withheld for employee taxes	-	-	(87)	-	-	(87)	(41)	(128)
Purchase and retirement of common stock	-	-	(299)	-	-	(299)	-	(299)
Investment in other non-controlling interests	-	-	-	-	-	-	2,550	2,550
Investment in non-controlling interest of Operating LLC / Issuance of Series F Preferred	22	-	-	-	-	22	7,779	7,801
Dividends/distributions to Operating LLC non-controlling interest	-	-	-	(519)	-	(519)	(213)	(732)
Balance at December 31, 2019	$27	$12	$68,714	$(34,519)	$(915)	$33,319	$15,437	$48,756
Net income	-	-	-	14,205	-	14,205	24,248	38,453
Other comprehensive income	-	-	-	-	35	35	103	138
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	(1,765)	-	59	(1,706)	1,706	-
Equity-based compensation	-	1	239	-	-	240	12,313	12,553
Shares withheld for employee taxes	-	-	(15)	-	-	(15)	(39)	(54)
Purchase and retirement of common stock	-	-	(2,142)	-	-	(2,142)	-	(2,142)
Dividends/distributions to Operating LLC non-controlling interest	-	-	-	(27)	-	(27)	(35)	(62)
Investment in other non-controlling interests	-	-	-	-	-	-	13,489	13,489
Distributions to other non-controlling interests	-	-	-	-	-	-	(9,694)	(9,694)
Balance at December 31, 2020	$27	$13	$65,031	$(20,341)	$(821)	$43,909	$57,528	$101,437
Net income	-	-	-	11,282	-	11,282	60,829	72,111
Other comprehensive (loss)	-	-	-	-	(74)	(74)	(303)	(377)
Common stock issued, net	-	3	9,073	-		9,076	-	9,076
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(1,929)	-	(10)	(1,939)	1,939	-
Equity-based compensation	-	1	790	-	-	791	14,927	15,718
Shares withheld for employee taxes	-	-	(102)	-	-	(102)	(276)	(378)
Purchase and retirement of common stock	-	-	(857)	-	-	(857)	-	(857)
Dividends/distributions to Operating LLC non-controlling interest	-	-	-	(671)	-	(671)	(1,970)	(2,641)
Investment in other non-controlling interests	-	-	-	-	-	-	17,095	17,095
Distributions to other non-controlling interests	-	-	-	-	-	-	(61,678)	(61,678)
Balance at December 31, 2021	$27	$17	$72,006	$(9,730)	$(905)	$61,415	$88,091	$149,506

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$72,111	$38,453	$(3,573)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	15,718	12,553	744
Accretion of income on other investments, at fair value	-	(124)	(424)
Loss / (gain) on other investments, at fair value	(35,421)	(43,413)	(1,080)
Loss / (gain) on other investments, sold not yet purchased	(830)	(1,063)	-
(Income) / loss from equity method affiliates	(36,010)	2,955	553
Depreciation and amortization	371	334	318
Impairment of goodwill	-	7,883	-
Amortization of discount on debt	860	736	548
Deferred tax provision / (benefit)	(2,071)	(8,877)	(678)
Other non-operating income - forgiveness of debt	(2,127)	-	-
Change in operating assets and liabilities, net:
Change in receivables from/ payables to brokers, dealers, and clearing agencies	(11,257)	(41,368)	73,343
Change in receivables from / payables to related parties, net	(3,872)	(2,346)	327
(Increase) decrease in other receivables	726	42,696	(34,535)
(Increase) decrease in investments-trading	19,096	64,891	(6,617)
(Increase) decrease in receivables under resale agreement	2,540,698	1,783,659	132,228
(Increase) decrease in other assets	(4,858)	4,340	(3,768)
Increase (decrease) in accounts payable and other liabilities	(19,307)	24,552	7,855
Increase (decrease) in accrued compensation	8,218	10,313	(1,208)
Increase (decrease) in trading securities sold, not yet purchased	18,073	(33,508)	(42,175)
Increase (decrease) in securities sold under agreement to repurchase	(2,541,797)	(1,821,231)	(137,321)
Net cash provided by (used in) operating activities	18,321	41,435	(15,463)
Investing activities
Purchase of investments - other investments, at fair value	(123,098)	(62,282)	(1,927)
Purchase of investments - other investments sold, not yet purchased, at fair value	(59,098)	(12,519)	-
Sales and returns of principal - other investments, at fair value	112,013	54,748	10,114
Sales and returns of principal - other investments sold, not yet purchased, at fair value	56,820	20,997	-
Investments in equity method affiliates	(8,143)	(12,675)	(4,352)
Purchase of furniture, equipment, and leasehold improvements	(1,028)	(217)	(101)
Net cash provided by (used in) investing activities	(22,534)	(11,948)	3,734
Financing activities
Proceeds from draws on revolving credit facility	17,500	17,500	4,777
Repayment of draws on revolving credit facility	(17,500)	(17,500)	-
Proceeds from PPP loan	-	2,166	-
Proceeds from non-convertible debt	-	4,500	-
Repayment of debt	(2,400)	(9,163)	.
Payments for debt issuance costs	-	(24)	-
Proceeds from redeemable financial instrument	-	-	1,268
Repayment of redeemable financial instrument	(4,000)	(4,921)	(1,500)
Cash used to net share settle equity awards	(378)	(54)	(128)
Proceeds from issuance of Common Stock	9,076	-	-
Purchase and retirement of Common Stock	(857)	(2,142)	(299)
Proceeds from other non-controlling interest investment	17,095	13,489	2,550
Other non-controlling interest distributions	(2,734)	-	-
Operating LLC non-controlling interest distributions	(1,970)	(35)	(213)
Cohen & Company Inc. dividends	(671)	(27)	(519)
Net cash provided by (used in) financing activities	13,161	3,789	5,936
Effect of exchange rate on cash	(377)	416	(9)
Net increase (decrease) in cash and cash equivalents	8,571	33,692	(5,802)
Cash and cash equivalents, beginning of period	41,996	8,304	14,106
Cash and cash equivalents, end of period	$50,567	$41,996	$8,304

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements

December 31, 2021

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

The Company

The Company is a financial services company specializing in fixed income markets and, more recently, the SPAC markets.  As of December 31, 2021, the Company had $2.36 billion in assets under management (“AUM”) of which $1.24 billion, was in collateralized debt obligations (“CDOs”). The remaining portion of AUM is from a diversified mix of Investment Vehicles (as defined herein).

In these financial statements, the “Company” refers to Cohen & Company Inc. and its subsidiaries on a consolidated basis.  Cohen & Company, LLC or the “Operating LLC” refers to the main operating subsidiary of the Company. “Cohen Brothers” refers to the pre-AFN Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “Cohen & Company Inc.” is used, it is referring to the parent company itself; “JVB Holdings” refers to J.V.B. Financial Holdings, LP; “JVB” refers to J.V.B. Financial Group LLC, a broker dealer subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary formerly regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom; “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a subsidiary regulated by the Central Bank of Ireland in Ireland;  "CCFESA" refers to Cohen & Company Financial Europe Limited S.A., a majority owned subsidiary regulated by the Autorite de Controle Prudentiel et de Resolution ("ACPR"), a majority owned subsidiary; and “EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that was externally managed by CCFL.

The Company’s business is organized into the following three business segments.

Capital Markets: The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, matched book repurchase agreement (“repo”) financing, new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, asset backed securities (“ABS”), mortgage backed securities (“MBS”), residential mortgage backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, residential transition loans ("RTLs"), and other structured financial instruments. The Company also offers execution and brokerage services for equity products. The Company operates its capital markets activities primarily through its subsidiaries: JVB in the United States, and CCFESA in Europe. A division of JVB, Cohen & Company Capital Markets is the Company's full-service boutique investment banking platform focusing on SPAC advisory, capital markets advisory, and M&A advisory, with clients primarily in the financial technology (commonly referred to as "fintech") and SPAC spaces.

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

Principal Investing

•	Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value and other investments sold not yet purchased; and
•	Income and loss earned on equity method investments.

The Company carries out certain activities at the Operating LLC (including a material amount of its principal investing activities).  The remaining activities noted above were carried out through the following main operating subsidiaries of the Company as of December 31, 2021.

1.

Cohen & Company Financial Management, LLC (“CCFM”) is a wholly owned subsidiary of the Operating LLC and acts as asset manager and investment adviser to the Alesco I CDO, and the Alesco III through VIII CDOs. Alesco CDOs invest in bank and insurance company TruPS as well as insurance company subordinated debt.  CCFM also manages the SPAC Fund and SPAC Series Funds.

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

3.

JVB is a wholly owned subsidiary of the Operating LLC. JVB is a securities broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”), and the Securities Industry Protection Corporation (“SIPC”).  JVB carries out the Company’s Capital Market business segment activities in the U.S.

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

5.	CCFESA is regulated by the Autorite de Controle Prudentiel et de Resolution ("ACPR"), performs asset management and capital market activities in France and the European Union.
6.

CCFEL is regulated by Central Bank of Ireland (“CBI”), performed asset management and capital markets activities in Ireland and the European Union.  In 2021, the Company transferred CCFEL's activities to CCFESA and began the process of withdrawing from regulation under CBI.  As of December 31, 2021, CCFEL is no longer carrying out any business activities but the withdrawal process from CBI regulation is not yet complete.

7.

Cohen & Compagnie SAS (formerly Cohen Fréres SAS), the Company’s French subsidiary, acts as a credit research adviser to DCM, and CCFESA in analyzing the creditworthiness of insurance companies and financial institutions in Europe with respect to all assets included in the Dekania Europe CDOs and certain other Investment Vehicles.

8.	SPAC Sponsor Entities: A series of LLC's set up to pool investor funds and invest in private placements of Company sponsored special purpose acquisition companies ("SPACs"). See note 4.

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

As of  December 31, 2018, the Company owned 67.60% of the economic and voting interests in the Operating LLC.  As a result of the issuance of additional equity interests in the Operating LLC during 2019 and the grant of a proxy from the owners of the additional equity interests, effective December 31, 2021 and 2020, the Company controlled 51.00% of the voting interest and owned 31.79% and 27.04%, respectively, of the economic interest of the Operating LLC.  Although the Company’s economic interests declined below 50%, it continues to consolidate the Operating LLC as it controls over 50% of the voting interests.  Earnings and loss are allocated to the Company and other members of the Operating LLC based on their economic interest rather than their voting interest. For the years ended December 31, 2021, 2020 and 2019, 68.21%, 72.96% and 71.25%, respectively, of the Operating LLC’s income or loss were treated as a non-controlling interest as the result of the issuance of the additional equity interest in the Operating LLC during 2019. See notes 21, and 31.

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

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements– Share-Based Consideration Payable to a Customer.  This ASU requires companies to measure and classify (on the balance sheet) share-based payments to customers by applying the guidance in Topic 718, Compensation—Stock Compensation.  As a result, the amount recorded as a reduction in revenue would be measured based on the grant-date fair value of the share-based payment. The Company’s adoption of the provisions of ASU 2019-08, effective January 1, 2020 did not have an effect on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Certain aspects of this topic were later enhanced and clarified in January 2021 when the FASB issued ASU 2021-01 Reference Rate Reform (Topic 848).  These ASUs provides temporary optional guidance to ease the burden in accounting for reference rate reform by providing optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.  The ASU is intended to help stakeholders during the global market-wide reference rate transition period and will be in effect for a limited time through December 31, 2022. The Company’s adoption of the provisions of ASU 2020-04 and ASU 2021-01, effective March 12, 2020, did not have an effect on the Company’s consolidated financial statements.

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

Other investments sold, not yet purchased

Other investments sold, not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. These investments differ from investments classified as trading securities sold, not yet purchased as they are either acquired for purposes of earning a return rather than to support the Company’s trading or matched book operations or they acquired as an economic hedge to investments classified as other investments, at fair value.  The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the statement of financial condition. Unrealized and realized gains and losses on other investments sold, not yet purchased are recorded as a component of principal transactions and other in the consolidated statement of operations.

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

ASC 210 provides the option to present reverse repo and repo on a net basis if certain netting conditions are met.  The Company's accounting policy is to present repo transactions on a gross basis even if netting thresholds are met.

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

N. Revenue Recognition

Net trading

Net trading includes: (i) all gains, losses, interest income, dividend income, and interest expense from securities classified as investments-trading and trading securities sold, not yet purchased; (ii) interest income and expense from collateralized securities transactions; and (iii) commissions and riskless trading profits. Net trading is reduced by margin interest, which is recorded on an accrual basis.  Riskless trades are transacted through the Company’s proprietary account with a customer order in hand, resulting in little or no market risk to the Company. Transactions that settle in the regular way are recognized on a trade date basis. Extended settlement transactions are recognized on a settlement date basis (although in cases of extended settlement trades, the unsettled trade is accounted for as a derivative between trade and settlement date).  See note 10.  The investments classified as trading (both investments-trading and trading securities sold, not yet purchased) are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations from third-party pricing services or, when independent broker quotations or market price quotations from third-party pricing services are unavailable, valuation models prepared by the Company’s management. The models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. See note 9.

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

P. Leases

The Company leases office space, certain computer and related equipment and a vehicle under a noncancelable operating lease.  From time to time, the Company sub-leases office space to other tenants. Under the requirements of ASC 842, the company determines if an arrangement is a lease at the inception date of the contract.  The Company measures operating lease liabilities using an estimated incremental borrowing rate as there is no rate implicit in the Company’s operating lease arrangements.  An incremental borrowing rate was calculated for each operating lease based on the term of the lease, the U.S. Treasury term interest rate, and an estimated spread to borrow on a secured basis.  During the periods presented, all leases to which the Company was a party are classified as operating leases and rent expense was recognized on a straight-line basis and included as a component of business development, occupancy, and equipment in the consolidated statements of operations.

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

First, the Company sometimes grant to employees and directors restricted common stock in Cohen & Company Inc.  These grants vest over a period of time and only have service based vesting criteria.  In these cases, the Company determines the fair value of the grants by taking the closing stock price of Cohen & Company, Inc. on the grant date and multiplying it by the number of restricted shares granted.  The recipient is entitled to dividends during the vesting period but they are paid only if (and to the extent) the restricted share grant ultimately vests.  Any dividends paid for periods prior to vesting are treated as compensation expense.  The Company recognizes the expense over the service period on a straight line basis.  The Company assumes no forfeitures up front and records forfeitures as they occur by reducing expense.

Second, the Company sometimes grants to employees operating units of the Operating LLC.  These grants also vest over a period of time and only have service based vesting criteria.  Because there is a fixed exchange ratio between units of the Operating LLC and shares of Cohen & Company Inc., the fair value of the grant is calculated by taking the closing stock price of Cohen & Company, Inc. on the grant date, adjusting for the exchange ratio, and then multiplying by the number of units of the Operating LLC granted.  The recipient is entitled to distributions during the vesting period but they are paid only if (and to the extent) the unit grant ultimately vests.  Any distributions paid for periods prior to vesting are treated as compensation expense.  The Company recognizes the expense over the service period on a straight line basis.  The Company assumes no forfeitures up front and record forfeitures as they occur by reducing expense.

Third, employees sometimes invest in the membership interests of consolidated SPAC sponsor entities.  Because these entities are consolidated and the employees are investing in the consolidated company's non-controlling interest, these equity interests fall under ASC 718.  Generally, the employee invests a de-minimus amount and receives an allocation of the founder shares held by the sponsor entity.  The investment generally does not have any explicit vesting criteria associated with it.  Generally, the employee's investment will be worthless if the SPAC in which the sponsor entity has invested is liquidated and it will become worth something if the SPAC completes its business combination.  Therefore, the Company treats these grants as having a performance condition (i.e. the completion of the SPAC business combination).  Further, at the time of the investments, the Company treats this performance condition as being non-probable.  The effect of this is that the Company records no expense related to these investments until (and only if) the business combination is completed.  Upon completion of the business combination, the Company records compensation expense in an amount equal to the fair value of the grant.  The fair value of the grant is equal to the public trading price of the SPAC on the date of the grant adjusted for certain sale restrictions imposed on the shares the employee receives (generally, the shares are restricted for sale for some time period and subject to certain hurdle prices before they become freely tradeable).  The Company uses a Monte Carlo simulation model to determine the appropriate discount to place on shares that are subject to hurdle prices.  The compensation amount is recorded with an offsetting credit to non-controlling interest.  From that point forward, the shares received by the employee are treated as part of the non-controlling interest and allocated income, expense, gains, and losses accordingly until the applicable sponsor entity is liquidated or otherwise de-consolidated.

S. Accounting for Income Taxes

Cohen & Company Inc. is treated as a C corporation for United States federal and state income tax purposes.  The Company’s voting-controlled subsidiary, the Operating LLC, is treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which it does business. However, in the periods presented, the Operating LLC or its subsidiaries have been subject to entity level income taxes in certain foreign jurisdictions as well as New York City, and Philadelphia.

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

V. Business Concentration

A significant portion of the Company’s asset management revenues in a year may be derived from a small number of transactions. For the year ended December 31, 2021, the Company earned asset management revenue of $2,484 from CDOs and $8,438 from other investment funds.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the debt was assumed in the AFN Merger and recorded at fair value as of that date. As of December 31, 2021, and 2020, the fair value of the Company’s debt was estimated to be $54,284 and $62,496, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the valuation hierarchy.

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

X. Investments in Special Purpose Acquisition Companies ("SPACs") Sponsor Entities

The Company invests in the sponsor entities of SPACs.  The sponsor entities are limited liability companies (each an "LLC") that pool their members' interests and invest in the private placement of a SPAC.  The SPAC will also raise funds in a public offering and seek to complete a business combination within an agreed upon time frame.  The SPAC will use the proceeds raised from the private placement to pay transaction and operating expenses during the period it is seeking a business combination.  The proceeds of the public offering are placed in an interest bearing trust and can only be used to complete the business combination.  Generally, the public investors must approve any business combination prior to its effectiveness.  If a business combination is not completed within the agreed upon time frame, the SPAC will liquidate and return the public investors' investment to them.  If there are funds remaining after liquidation, the sponsor entities may receive some portion of their investment back, but likely they will suffer a total loss of their investment.  If the business combination is completed, the sponsor entities private placement in the SPAC will entitle them to a combination of unrestricted common, restricted common, and (in some cases) warrants of the post-business combination SPAC (which is a publicly traded company).  The following summarizes the Company's accounting policies related to its investments in these entities:

•	The sponsor entities are LLCs that give all important decision making rights to their respective managing member. Furthermore, the other members of the LLC cannot replace the managing member. Accordingly, the Company has concluded that the sponsor entities are VIEs and the managing member has the power to direct its most important economic activities. In all cases where the Company is the managing member of a sponsor entity, it has also had a significant economic interest in such sponsor entity and therefore consolidates such sponsor entity.
•	In all cases where the Company has consolidated a sponsor entity, it has determined that the sponsor entity's private placement investment in the SPAC which it sponsors should be treated as an equity method investment during the SPAC's pre-business combination period. Furthermore, because of the difficulty of determining the fair value of such an investment in the SPAC's pre-business combination period, the Company has chosen to not elect fair value option.
•	If a SPAC completes its business combination, the sponsor entity's investment in the SPAC will be converted to a combination of unrestricted and restricted shares in the post-business combination SPAC. At this point (assuming the Company consolidates the sponsor entity), the Company will account for the shares received at fair value. It will reclassify any remaining equity method investment to other investments, at fair value and record principal transactions income for the difference. The Company will record non-controlling interest expense for the SPAC shares that are distributable to the non-controlling interest holders of the sponsor entity. The fair value of the unrestricted shares received is equal to the public trading price of the SPAC on the date of the business combination. The fair value of the restricted shares received is adjusted downwards from the public trading price for certain sale restrictions imposed (generally, they are restricted for sale for some time period and subject to certain hurdle prices before they become freely tradeable). The Company uses a Monte Carlo simulation model to determine the appropriate discount to place on shares that are subject to hurdle prices. In the case of a SPAC business combination where the Company consolidates the sponsor entity, generally there is also an equity-based compensation entry to be recorded at the date of the business combination. See equity-based compensation section above. The Company will continue to mark the sponsor entity's investment in the SPAC to market and record principal transactions income or loss and offsetting non-controlling interest income or expense until the sponsor entity itself distributes all of the SPAC shares it owns to its members and liquidates. At that point, the Company will hold the SPAC shares directly (rather than through a consolidated subsidiary) and will record principal transaction income and loss until the SPAC shares themselves are liquidated.
•	The Company will also invest in sponsor entities that it does not consolidate because it is not the managing member of such sponsor entity or otherwise does not have the power to direct the sponsor entity's most important activities. In these cases, the Company treats its investment in the sponsor entity as an equity method investment. Furthermore, because of the difficulty of determining the fair value of such an investment in the applicable SPAC's pre-business combination period, the Company has chosen to not elect fair value option.
•	If a SPAC completes a business combination and the Company has an equity method investment in the associated sponsor entity, upon completing a business combination, the sponsor entity will record income equal to the difference between the fair value of the restricted and unrestricted shares it receives and the carrying value of its equity method investment in the SPAC. The Company will recognize its share of this gain as income from equity method affiliates. The sponsor entity will continue to mark its investment in the SPAC to market after the business combination and the Company will recognize its share of the change in fair value as income or loss from equity method affiliates. Once the sponsor entity distributes the Company's share of the SPAC shares it owns, the Company will reclassify its investment from investment in equity method affiliate to other investments, at fair value as the Company will hold the SPAC shares directly (rather than through an equity method investee). The Company will then record principal transactions income and loss until the SPAC shares themselves are liquidated.
•	If a SPAC liquidates and the Company has an investment in it (either directly in the case of consolidated sponsor entities or indirectly in the case of equity method sponsor entities), the Company will write off its remaining equity method balance and record loss on equity method investment. In the case of consolidated sponsor entities, the Company will also record an offsetting entry to non-controlling interest.

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

In October 2020, the FASB issued ASU 2020-10 Codification Improvements.  The ASU affects a wide variety of Topics in the Codification. The ASU, among other things, contains amendments that improve consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section.  Many of the amendments arose because the FASB provided an option to give certain information either on the face of the financial statements or in the notes to financial statements and that option only was included in the Other Presentation Matters Section of the Codification. The option to disclose information in the notes to financial statements should have been codified in the Disclosure Section as well as the Other Presentation Matters Section (or other Section of the Codification in which the option to disclose in the notes to financial statements appears). The amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40):  Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU is effective for fiscal years beginning after December 15, 2021.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments in improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination.  This ASU is effective for fiscal years beginning after December 15, 2021.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU includes amendments that are expected to increase transparency in financial reporting by requiring business entities to disclose information about certain types of government assistance they receive. The amendments require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance:  (i) information about the nature of the transactions and the related accounting policy used to account for the transactions; (ii)the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. This ASU is effective for fiscal years beginning after December 15, 2021.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

4. INSURANCE SPAC INVESTMENTS AND OTHER RECENT EVENTS

Insurance SPAC Investments

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

On June 29, 2020, Insurance SPAC entered into an Agreement and Plan of Merger (the “Insurance SPAC Merger Agreement”) with IAC Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of Insurance SPAC (“Insurance SPAC Merger Sub”), and Shift Technologies, Inc., a Delaware corporation ("SFT").  On October 13, 2020, Insurance SPAC Merger Sub was merged (the "Insurance SPAC Merger") with and into SFT.  In connection with the Insurance SPAC Merger, the Insurance SPAC changed its name from "Insurance Acquisition Corp." to "Shift Technologies, Inc." and, on October 15, 2020, the Insurance SPAC's NASDAQ trading symbol changed from "INSU" to "SFT".  The Insurance SPAC Merger was approved by the Insurance SPAC's stockholders at a special meeting of stockholders held on October 13, 2020.

Upon the closing of the Insurance SPAC Merger, the Insurance SPAC Sponsor Entities held 375,000 shares of SFT's Class A Common Stock, par value $0.0001 per share (“SFT Class A Common Stock”), and 187,500 warrants (“SFT Warrants”) to purchase an equal number of shares of SFT Class A Common Stock for $11.50 per share (such SFT Class A Common Stock and SFT Warrants, collectively, the “Placement Securities”) as a result of the 375,000 placement units which the Insurance SPAC Sponsor Entities had purchased in a private placement that occurred simultaneously with the Insurance SPAC’s initial public offering on March 22, 2019.  Further, upon the closing of the Insurance SPAC Merger, the Insurance SPAC Sponsor Entities collectively held an additional 4,497,525 shares of SFT Class A Common Stock as a result of its previous purchase of founder shares of the Insurance SPAC.  In general, when founder shares and placement shares are discussed as a group, the Company refers to them as Sponsor Shares.  Of the 375,000 placement units, 122,665 were allocable to the Operating LLC.  Of the 4,497,525 founder shares, 2,019,721 were allocable to the Operating LLC.

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

3.

The Company then recorded non-controlling interest expense or compensation expense related to the Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC Sponsor Entities. If the non-controlling interest holder was an employee if the Company, the Company recorded the expense as equity-based compensation expense.  Otherwise, the expense was recorded by the Company as non-controlling interest expense.

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

Concurrently with the closing of the Insurance SPAC Merger, a subsidiary of the Operating LLC, INSU Pipe Sponsor LLC, purchased 600,000 shares of SFT Class A Common Stock at a purchase price per share of $10.00 pursuant to a subscription agreement that such subsidiary executed at the time of the execution of the Insurance SPAC Merger Agreement. The Company's interest in INSU Pipe Sponsor LLC entitled it to an allocation of 350,000 shares of SFT Class A Common Stock.  During 2020, the Company consolidated INSU Pipe Sponsor LLC and recorded principal transactions and other income for the full 600,000 shares and then non-controlling interest expense or income for the 250,000 shares not owned by the Company.  In December 2020, the shares of SFT Class A common stock were registered for sale and INSU Pipe Sponsor LLC distributed the shares to the non-controlling interest holders resulting in INSU Pipe Sponsor LLC being 100% owned by the Operating LLC.  INSU Pipe Sponsor LLC was dissolved in the first quarter of 2021, and the Company's 350,000 shares of SFT class A common stock were transferred to the Operating LLC or other wholly-owned subsidiaries of the Operating LLC.

The following table details the income statement impact of Insurance SPAC to the Company's operating results during 2021 and 2020.  This table excludes any tax impact.

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Insurance SPAC Sponsor Entities	Operating LLC	Total	Insurance SPAC Sponsor Entities	INSU Pipe Sponsor, LLC	Operating LLC	Total
Principal transactions and other income	$7,380	$(12,638)	$(5,258)	$41,035	$(842)	$426	$40,619
Equity-based compensation	-	-	-	(11,700)	-	-	(11,700)
Other operating	(11)	-	(11)	(2)	-	-	(2)
Income / (loss) from equity method affiliates	-	-	-	(3,138)	-	-	(3,138)
Net income / (loss)	7,369	(12,638)	(5,269)	26,195	(842)	426	25,779
Less: Net lncome / (loss) attributable to the non-controlling interest - Operating LLC	3,560	-	3,560	9,328	(410)	-	8,918
Net income / (loss) - Operating LLC	3,809	(12,638)	(8,829)	16,867	(432)	426	16,861
Less: Net income / (loss) attributable to the convertible non-controlling interest	2,690	(8,924)	(6,234)	12,205	(313)	308	12,200
Net income / (loss) attributable to Cohen & Company Inc.	$1,119	$(3,714)	$(2,595)	$4,662	$(119)	$118	$4,661

As of  December 31, 2021, the Operating LLC's total investment in SFT was $5,785, which is included as a component of other investments, at fair value.  This fair value is broken out as follows:

Operating
Description	LLC
Shares freely tradeable	$445
Shares that will become freely tradeable at such time SFT's stock price is greater than $12.00 per share for any period of 20 trading days out of 30 consecutive trading days	1,341
Shares that will become freely tradeable at such time SFT's stock price is greater than $13.50 per share for any period of 20 trading days out of 30 consecutive trading days	1,337
Shares that will become freely tradeable at such time SFT's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days	1,333
Shares that will become freely tradeable at such time SFT's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days	1,329
Total	$5,785

SFT's closing price on December 31, 2021 was $3.41.

INSU Acquisition Corp II ("Insurance SPAC II")

The Operating LLC, was the manager of Insurance Acquisition Sponsor II, LLC (“IAS II”) and Dioptra Advisors II, LLC (“Dioptra II” and, together with IAS II, the “Insurance SPAC II Sponsor Entities”). The Insurance SPAC II Sponsor Entities were sponsors of INSU Acquisition Corp. II (“Insurance SPAC II”), a blank check company that sought to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (each a “Insurance SPAC II Business Combination”).

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

Each placement unit consisted of one share of Insurance SPAC II Common Stock and one-third of one warrant (the “Insurance SPAC II Warrant”).  Each whole Insurance SPAC II Warrant entitled the holder to purchase one share of Insurance SPAC II common stock for $11.50 per share.  Of the 6,669,667 founder shares, (i) 1,569,333 founder shares were freely transferable and saleable at the closing as of the Insurance SPAC II Merger, (ii) 2,550,167 founder shares will become freely transferable and saleable at such time as MetroMile's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days; (iii) 2,550,167 founder shares will become freely transferable and saleable at such time as MetroMile's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days.

As of the closing of the Insurance SPAC II Merger, the Company continued to consolidate the Insurance SPAC II Sponsor Entities. Prior to the closing, the Company treated the consolidated Insurance SPAC Sponsor Entities’ investment in the Insurance SPAC II as an equity method investment.  Effective upon the closing of the Insurance SPAC II Merger.

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

3.

The Company then recorded non-controlling interest expense or compensation expense related to the Sponsor Shares distributable to the non-controlling interest holders in the Insurance SPAC II Sponsor Entities. If the non-controlling interest holder was an employee if the Company, the Company recorded the expense as equity-based compensation expense.  Otherwise, the expense was recorded by the Company as non-controlling interest expense.

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

On November 8, 2021, MetroMile announced that it has agreed to be acquired in an all stock transaction by Lemonade (NYSE:LMND).  Upon completion of the transaction, each shareholder of MetroMile (including the Operating LLC) will receive 1/19th share of LMND for each share of MetroMile.  All sale restrictions on the Operating LLC's shares lapse effective with the completion of the transaction.  Accordingly any LMND shares received by the Operating LLC will be freely tradeable.  The transaction was approved by the shareholders of MetroMile on February 1, 2022.  It is expected that that the transaction will close some time in the second quarter of 2022.

The following table details the income statement impact of Insurance SPAC to the Company's operating results during 2021 and 2020.  This table excludes any tax impact.

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Insurance SPAC II Sponsor Entities	Operating LLC	Total	Insurance SPAC II Sponsor Entities	Operating LLC	Total
Principal transactions and other income	56,720	(13,064)	43,656	-	-	$-
Equity-based compensation	(13,068)	-	(13,068)	-	-	-
Other operating	(2)	-	(2)	-	-	-
Income / (loss) from equity method affiliates	(107)	-	(107)	(486)	-	(486)
Net income / (loss)	43,543	(13,064)	30,479	(486)	-	(486)
Less: Net loss / (income) attributable to the non-controlling interest - Operating LLC	17,644	-	17,644	-	-	-
Net income / (loss) - Operating LLC	25,899	(13,064)	12,835	(486)	-	(486)
Less: Net income / (loss) attributable to the convertible non-controlling interest	18,287	(9,224)	9,063	(262)	-	(262)
Net income / (loss) attributable to Cohen & Company Inc.	$7,612	$(3,840)	$3,772	$(224)	$-	$(224)

The Operating LLC's total investment in MetroMile of $5,500 as of December 31, 2021 is included as a component of other investments, at fair value in our consolidated balance sheet. These values are broken out as follows:

Fair
Description	Value
Shares freely tradeable	$-
Shares that will become freely tradeable at such time MetroMile's stock price is greater than $15.00 per share for any period of 20 trading days out of 30 consecutive trading days	2,750
Shares that will become freely tradeable at such time MetroMile's stock price is greater than $17.00 per share for any period of 20 trading days out of 30 consecutive trading days	2,750
Total	$5,500

If Lemonade completes its acquisition of MetroMile, all shares above will be released from sale restrictions and become freely tradeable.  MetroMile's closing share price was $2.19 on December 31, 2021.

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

A total of $250,000 of the net proceeds from the private placement and the IPO (including approximately $10,600 of the deferred underwriting commission from the IPO) were placed in a trust account. Except for the withdrawal of interest to pay taxes (or dissolution expenses if a business combination is not consummated), none of the funds held in the trust account will be released until the earlier of (i) the completion of  Insurance SPAC III's initial business combination, (ii) in connection with a stockholder vote to amend  Insurance SPAC III's amended and restated certificate of incorporation (A) to modify the substance or timing of  Insurance SPAC III's obligation to redeem 100% of its public shares if it does not complete an initial business combination within 24 months from the completion of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of all of Insurance SPAC III’s public shares issued in the IPO if the Insurance SPAC III  is unable to consummate an initial business combination within 24 months from the completion of the IPO. If Insurance SPAC III does not complete a business combination within the first 24 months following the IPO, the placement units will expire worthless.

The Insurance SPAC III Sponsor Entities collectively hold 8,525,000 founder shares in Insurance SPAC III. Subject to certain limited exceptions, the founder shares will not be transferable or salable except (a) with respect to 25% of such shares, until consummation of a business combination, and (b) with respect to additional 25% tranches of such shares, when the closing price of Insurance SPAC III Common Stock exceeds $12.00, $13.50 and $17.00, respectively, for 20 out of any 30 consecutive trading days following the consummation of a business combination. Certain non-controlling interests in the Insurance SPAC III Sponsor Entities, including executive and key employees of the Operating LLC, purchased membership interests in the Insurance SPAC III Sponsor Entities and, in addition to having an interest in Insurance SPAC III’s placement units discussed above, have an interest in Insurance SPAC III’s founder shares through such membership interests in the Insurance SPAC III Sponsor Entities. The number of the Insurance SPAC III’s founder shares in which such non-controlling interests in the Insurance SPAC III Sponsor Entities, including such executives and key employees of the Operating LLC, have an interest in through the Insurance SPAC III Sponsor Entities will not be finally and definitively determined until consummation of a business combination. The number of Insurance SPAC III’s founder shares currently allocated to the Operating LLC is 4,267,500, but such number of founder shares will also not be finally and definitively determined until the consummation of a business combination.

The Operating LLC loaned to Insurance SPAC III approximately $71 to cover IPO expenses, which was repaid in full at the closing of the IPO. Insurance Acquisition Sponsor III and its affiliates, including the Operating LLC, have also committed to loan Insurance SPAC III up to an additional $810 to cover operating and acquisition related expenses following the IPO, of which $500 was borrowed by Insurance SPAC III as of December 31, 2021. See note 31.  These loans will bear no interest and, if the Insurance SPAC III consummates a business combination in the required time frame, the loans are to be repaid from the funds held in Insurance SPAC III’s trust account. If Insurance SPAC III does not consummate a business combination in the required time frame, no funds from Insurance SPAC III's trust account can be used to repay the loans.  Insurance SPAC III borrowed an additional $310 in February 2022 from the Operating LLC.

As of December 31, 2021, the Company had a total equity method investment in Insurance SPAC III of $4,543 which was included as a component of investment in equity method affiliates in the Company's consolidated balance sheet.  Partially offsetting this amount was non-controlling interest of $4,808 which was included as a component of non-controlling interest in the Company's consolidated balance sheet.  Therefore, the net carrying value of our investment in Insurance SPAC III was ($265) as of December 31, 2021.

Other Recent Events

Wind Down of the Company's GCF Repo Business

Since 2017, the Company has carried out a matched book GCF repo business as a full-netting member of the FICC Government Services Division.  In October 2021, primarily due to reduced spreads in the repo market for GCF collateral, the Company decided to wind down this business.  As of  December 31, 2021, the wind down was completed and the GCF reverse repurchase agreements and repurchase agreements balances were reduced to zero. See note 11.

New Commercial Real Estate Opportunities JV

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

The commercial real estate loans that will be funded by the CREO JV  may be originated by the Company and the Company may earn origination fees in connection with such transactions. In addition, the Company may earn structuring fees in connection with structuring and consummating a CRE CLO consisting of a pooling of commercial real estate loans. The Company will also earn management fees as manager of any CRE CLOs based on the value of the assets consolidated into a CRE CLO (calculated in accordance with the terms of such CRE CLO), payable from the proceeds generated by and in accordance with the distribution waterfall of such CRE CLO.

The Company will elect the fair value option in accordance with the provisions of ASC 820 to account for its equity method investment in the CREO JV.  The investment will be included in other investments at fair value, on the consolidated balance sheet and gains and losses (both realized and unrealized) will be recognized in the consolidated statement of operations as a component of principal transactions and other income.  Because the CREO JV has the attributes of investment companies as described in ASC 946-15-2, the Company will estimate the fair value of its investment using the net asset value (“NAV”) per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in ASC 820 for all entities. As of December 31, 2021, the Company's investment balance in the CREO was $5,830.

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING
(Dollars in Thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net realized gains / (losses)- trading inventory	$21,103	$31,269	$24,118
Net unrealized gains / (losses)-trading inventory	(3,069)	2,076	(1,320)
Gains and losses	18,034	33,345	22,798

Interest income-trading inventory	5,958	7,759	6,921
Interest income - RTLs	-	-	236
Interest income-receivables under resale agreements	94,123	98,710	176,336
Interest income	100,081	106,469	183,493

Interest expense-securities sold under agreement to repurchase	(48,024)	(65,030)	(164,851)
Interest expense-LegacyTexas Credit Facility	-	(39)	(100)
Interest expense-margin payable	(706)	(1,134)	(3,168)
Interest expense	(48,730)	(66,203)	(168,119)

Net trading	$69,385	$73,611	$38,172

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

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	As of December 31,
	2021	2020
Deposits with clearing organizations	$250	$250
Unsettled regular way trades, net	2,827	2,961
Receivable from clearing organizations	65,315	49,706
Receivables from brokers, dealers, and clearing agencies	$68,392	$52,917

 Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	As of December 31,
	2021	2020
Margin payable	$160,896	$156,678
Payables to brokers, dealers, and clearing agencies	$160,896	$156,678

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

Margin payable represents amounts borrowed from Pershing, LLC and Cantor Fitzgerald to finance the Company’s trading portfolio.  See note 5 for interest expense incurred on margin payable.

7. OTHER RECEIVABLES

Other receivables consisted of the following.

OTHER RECEIVABLES
(Dollars in Thousands)

	As of December 31,
	2021	2020
Cash collateral due from counterparties	$-	$225
Asset management fees receivable	962	879
Accrued interest and dividend receivable	1,813	2,275
Revenue share receivable	108	125
Miscellaneous other receivables	320	425
Other receivables	$3,203	$3,929

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

Revenue share receivable represents the amount due to the Company for the Company’s share of revenue generated from an entity in which the Company receives a share of the entity’s revenue. Miscellaneous other receivables represent other miscellaneous receivables that are of a short-term nature.

8. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-Trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	As of December 31,
	2021	2020
U.S. government agency MBS and CMOs	$134,093	$162,031
U.S. government agency debt securities	22,373	6,904
RMBS	9	14
U.S. Treasury securities	-	607
ABS	1	1
SBA loans	-	2,742
Corporate bonds and redeemable preferred stock	45,519	36,388
Foreign government bonds	467	659
Municipal bonds	18,841	19,400
Certificates of deposit	169	70
Derivatives	1,275	13,717
Equity securities	1,118	428
Investments-trading	$223,865	$242,961

Substantially all of the Company's investments-trading serve as collateral for the Company's margin loan payable.  See note 6.

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	As of December 31,
	2021	2020
U.S. government agency debt securities	$1	$-
U.S. Treasury securities	29,513	3,348
Corporate bonds and redeemable preferred stock	32,574	29,206
Municipal bonds	-	20
Derivatives	424	11,822
Equity securities	-	43
Trading securities sold, not yet purchased	$62,512	$44,439

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

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	As of December 31, 2021
	2021	2020
Equity securities	$24,733	$17,421
Restricted equity securities	19,449	34,172
Corporate bonds and redeemable preferred stock	476	476
Subordinated Notes	-	1,519
RTLs	-	2,300
CREO	5,830	-
U.S. Insurance JV	3,450	1,564
SPAC Fund	1,980	984
Residential loans	115	104
Other investments, at fair value	$56,033	$58,540

A total of $15,563 and $11,086 of the amounts shown other investments, at fair value above serve as collateral for the Company's margin loan payable for the years ended December 31, 2021 and 2020, respectively.  See note 6.

OTHER INVESTMENTS SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	As of December 31, 2021
	2021	2020
Equity securities	$2,488	$233
Derivatives	-	7,182
Other investments sold, not yet purchased	$2,488	$7,415

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) of  $35,421, $43,413, and $1,080 related to changes in fair value of investments that are included as a component of other investments, at fair value during the years ended December 31, 2021, 2020, and 2019, respectively. The Company recognized net gains (losses) of $830, $1,063, and $0 related to changes in fair value of investments that are included as a component of other investments, sold not purchased during the years ended December 31, 2021, 2020, and 2019, respectively.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of  December 31, 2021 and 2020 and indicates the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2021
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$134,093	$-	$134,093	$-
U.S. government agency debt securities	22,373	-	22,373	-
RMBS	9	-	9	-
ABS	1	-	1	-
Corporate bonds and redeemable preferred stock	45,519	-	45,519	-
Foreign government bonds	467	-	467	-
Municipal bonds	18,841	-	18,841	-
Certificates of deposit	169	-	169	-
Derivatives	1,275	-	1,275	-
Equity securities	1,118	-	1,118	-
Total investments - trading	$223,865	$-	$223,865	$-

Other investments, at fair value:
Equity securities	$24,733	24,733	$-	$-
Restricted equity securities	19,449	-	19,449	-
Corporate bonds and redeemable preferred stock	476	-	476	-
Residential loans	115	-	115	-
	44,773	$24,733	$20,040	$-
Investments measured at NAV (1)	11,260
Total other investments, at fair value	$56,033

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency debt securities	$1	$1	$-	$-
U.S. Treasury securities	29,513	29,513	-	-
Corporate bonds and redeemable preferred stock	32,574	-	32,574	-
Derivatives	424	-	424	-
Total trading securities sold, not yet purchased	$62,512	$29,514	$32,998	$-

Other investments, sold not yet purchased:
Equity securities	$2,488	$2,488	$-	$-
Total other investments, sold not yet purchased	$2,488	$2,488	$-	$-

(1)

As a practical expedient, the Company uses NAV (or its equivalent) to measure the fair value of its investments in the U.S. Insurance JV, the SPAC Fund and the CREO JV. The U.S. Insurance JV invests in USD denominated debt issued by small insurance and reinsurance companies.  The SPAC Fund invests in equity securities of SPACs.  The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans and below-investment grade rated tranches in CRE CLOs collateralized by mostly transitional commercial real estate mortgage-backed loans. See note 4. According to ASC 820, these investments are not categorized within the valuation hierarchy.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2020
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$162,031	$-	$162,031	$-
U.S. government agency debt securities	6,904	-	6,904	-
RMBS	14	-	14	-
U.S. Treasury securities	607	607	-	-
ABS	1	-	1	-
SBA loans	2,742	-	2,742	-
Corporate bonds and redeemable preferred stock	36,388	-	36,388	-
Foreign government bonds	659	-	659	-
Municipal bonds	19,400	-	19,400	-
Certificates of deposit	70	-	70	-
Derivatives	13,717	-	13,717	-
Equity securities	428	-	428	-
Total investments - trading	$242,961	$607	$242,354	$-

Other investments, at fair value:
Equity securities	$17,421	$17,421	$-	$-
Restricted equity securities	34,172	-	34,172	-
Corporate bonds and redeemable preferred stock	476	-	476	-
Subordinated Notes	1,519	-	1,519	-
RTLs	2,300	-	2,300	-
Residential loans	104	-	104	-
	55,992	$17,421	$38,571	$-
Investments measured at NAV (1)	2,548
Total other investments, at fair value	$58,540

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$3,348	$3,348	$-	$-
Corporate bonds and redeemable preferred stock	29,206	-	29,206	-
Municipal bonds	20	-	20	-
Derivatives	11,822	-	11,822	-
Equity securities	43	43	-	-
Total trading securities sold, not yet purchased	$44,439	$3,391	$41,048	$-

Other investments, sold not yet purchased:
Derivatives	$233	$233	$-	$-
Equity securities	7,182	7,182	-	-
Total other investments, sold not yet purchased	$7,415	$7,415	$-	$-

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

Restricted Equity Securities:  Restricted equity securities are investments in publicly traded companies.  However, they are restricted from re-sale until either (a) the share price trades above a certain threshold for a certain period of time; or (b) a certain period of time elapses or both. The Company determines the fair value by utilizing a model that starts with the publicly traded share price but then applies a discount based on a Monte Carlo simulation.  The inputs to this model are observable so the Company classifies these securities within level 2 of the valuation hierarchy.  The Company is not allowed to sell these shares during the restriction period and there is no certainty as to when these hurdles will be met or if they will be met at all.

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

Equity Derivatives

The Company enters into equity derivatives such as puts and short call options. These are securities that are traded on a recognized liquid exchange and the Company classifies their fair value within level 1 of the valuation hierarchy. See note 10.

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

LEVEL 3 ROLLFORWARD
(Dollars in thousands)

	Year Ended December 31,
	2021	2020
Beginning of Period	$-	$2,522
Net trading	-	(57)
Gains & losses (1)	-	(604)
Accretion of income (1)	-	124
Purchases	-	638
Sales and returns of capital	-	(5,601)
Reclassification of RTLs	-	5,278
Transfer out of Level 3 (2)	-	(2,300)
End of Period	$-	$-

Change in unrealized gains / (losses) (3)	$-	$-

(1)	Gains and losses on and accretion of income on other investments, at fair value are recorded as a component of principal transactions and other income in the consolidated statements of operations.
(2)	RTL was reclassified from level 3 to level 2 due to availability of observable inputs.
(3)	Represents the change in unrealized gains and losses for the period included in earnings for assets held at the end of the reporting period.

Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of ASC 820 have been applied), which are measured at fair value on a recurring basis as of December 31, 2021 and 2020.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in thousands)

	December 31, 2021	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO (a)	$5,830	$9,170	N/A	N/A
U.S. Insurance JV (b)	3,450	N/A	N/A	N/A
SPAC Fund (c)	1,980	N/A	Quarterly after 1 year lock up	30 days
	$11,260

	December 31, 2020	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
U.S. Insurance JV (a)	$1,564	$1,567	N/A	N/A
SPAC Fund (b)	984	NA	Quarterly after 1 year lock up	30 days
	$2,548

N/A – Not applicable.

(a)	The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans and below-investment grade rated tranches in CRE CLOs collateralized by mostly transitional commercial real estate mortgage-backed loans. See note 4.
(b)	The U.S. Insurance JV invests in USD denominated debt issued by small and medium sized insurance and reinsurance companies.
(c)	The SPAC Fund invests in equity interests of SPACs.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company may, from time to time, enter into the following derivative instruments:

Equity Derivatives

A significant portion of the Company’s equity holdings are carried at fair value.  The Company hedges a portion of this exposure by entering into equity derivatives such as puts and short call options from time to time.  These derivative positions are carried at fair value as a component of other investments, at fair value and other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of  December 31, 2021 and December 31, 2020, the Company had short call options representing a notional of $0 and $1,595, respectively. From time to time, the Company may also enter into forward purchase commitments for equity securities.  These amounts are included in the tables below.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments—trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At December 31, 2021, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $1,243,250 and open TBA and other forward MBS sale agreements in the notional amount of $1,283,850. At December 31, 2020, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,706,834 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,809,550.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time frame, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price.  At December 31, 2021, the Company had no open forward purchase or sale commitments.  At December 31, 2020, the Company had open forward purchase commitments in the notional amount of $365 and no open sale commitments.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of December 31, 2021, and 2020, the Company had no outstanding foreign currency forward contracts.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) presented in the consolidated balance sheets as of December 31, 2021 and 2020.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

		As of December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Classification	2021	2020
TBA and other forward agency MBS	Investments-trading	$1,275	$13,717
TBA and other forward agency MBS	Trading securities sold, not yet purchased	(424)	(11,822)
Equity derivatives	Other investments sold, not yet purchased	-	(233)
		$851	$1,662

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

		For the Year Ended December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments Under ASC 815	Income Statement Classification	2021	2020	2019
Foreign currency forward contracts	Principal transactions and other income	$-	$-	$51
Other extended settlement trades	Revenues-net trading	-	-	(70)
TBA and other forward agency MBS	Revenues-net trading	7,460	5,219	6,545
Equity derivatives	Principal transactions and other income	(233)	105	-
		$7,227	$5,324	$6,526

11. COLLATERALIZED SECURITIES TRANSACTIONS

Matched Book Repo Business

The Company enters into repos and reverse repos as part of its matched book repo business.  In general, the Company will lend money to a counterparty after obtaining collateral securities from that counterparty pursuant to a reverse repo.  The Company will borrow money from another counterparty using the same collateral securities pursuant to a repo.  The Company seeks to earn net interest income on these transactions. Until the fourth quarter 2021, the Company categorized its matched book repo business into two major groups: gestation repo and GCF repo.  In the fourth quarter 2021, the Company wound down its GCF repo business.

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

GCF Repo

In October 2017, the Company became a full netting member of the FICC’s Government Securities Division.  As a full netting member of the FICC, the Company has access to the FICC’s GCF repo service that provides netting and settlement services for repo transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities).  The Company began entering into matched book GCF repo transactions in November 2017.  The borrowers (the reverse repo counterparties) are a diverse group of financial institutions including hedge funds, registered investment funds, REITs, and other similar counterparties.  The lenders (the repo counterparties) are the FICC and other large financial institutions.  The Company uses Bank of New York (“BONY”) as its settlement agent for its GCF repo matched book transactions.  The Company is considered self-clearing for this business. In connection with the Company’s full netting membership of the FICC, the Company agreed to establish and maintain a committed line of credit in a minimum amount of $25,000, which it entered into with Fifth Third Financial Bank, N.A. ("FT Financial") on April 25, 2018. The FT Financial line of credit arrangement was subsequently amended.  In October 2020, the Company entered into a replacement credit arrangement with Byline Bank, which was subsequently amended in December 2021.  See note 20.

In October 2021, primarily due to reduced spreads in the repo market for GCF collateral, the Company decided to wind down this business.  As of December 31, 2021, the carrying value of the Company's reverse repurchase agreements and repurchase agreements were zero.

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

Repo Information

At December 31, 2021 and 2020, the Company held reverse repos of $3,175,645 and $5,716,343, respectively, and the fair value of securities and cash received as collateral under reverse repos was $3,249,411 and $5,885,656, respectively. As of December 31, 2021, and 2020, the reverse repo balance was comprised of receivables collateralized by 14 and 38 counterparties, respectively.

At December 31, 2021 and 2020, the Company had repos of $3,171,415 and $5,713,212, respectively, and the fair value of securities pledged as collateral under repos was $3,232,091 and $5,768,018, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

Intraday and Overnight Lending Facility

In conjunction with the Company’s GCF repo business, on October 19, 2018, the Company and BONY entered into an intraday lending facility.  The lending facility allowed for BONY to advance funds to JVB in order to facilitate the settlement of GCF repo transactions.  In conjunction with the wind down of the GCF Repo business, the Company terminated this facility during 2021.

Concentration

In the matched book repo business, the demand for borrowed funds is generated by the reverse repo counterparty and the supply of funds is provided by the repo counterparty.

On the demand side, the Company did not consider its GCF repo business to be concentrated because the Company’s reverse repo counterparties were comprised of a diverse group of financial institutions.   On the supply side, the Company obtained a significant amount of its funds from the FICC.  Therefore, during the periods the Company operated a GCF repo business, it considered that business to be concentrated from the supply side of the business.

The gestation repo business has been and continues to be concentrated as to reverse repo counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of December 31, 2021, and 2020, the Company’s gestation reverse repos shown in the tables below represented balances from 14 and 11 counterparties, respectively.  The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business (both gestation and GCF repo) was $46,139, $33,980, and $12,011 for the years ended December 31, 2021, 2020, and 2019, respectively.

Detail

ASC 210 provides the option to present reverse repo and repo on a net basis if certain netting conditions are met.  The Company presents all repo and reverse repo transactions on a gross basis even if the underlying netting conditions are met.  The amounts in the table below are presented on a gross basis.

As of December 31, 2021, the Company had no repurchase agreements and reverse agreements with the same counterparty that were eligible for netting.  As of   December 31, 2020, the Company had outstanding reverse repos of $5,716,343 and repos of $5,713,212.  Included in these amounts are outstanding reverse repos of $99,750 and repos of $2,155,850, where the FICC was the Company’s counterparty to the transaction and which were subject to a master netting arrangement.   The following tables summarize the remaining contractual maturity of the gross obligations under repos accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown.  All amounts as well as counterparty cash collateral (see notes 7 and 17) are subject to master netting arrangements.

Secured Borrowings
(Dollars in Thousands)
December 31, 2021

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
MBS (gestation repo)	$-	$3,171,415	$-	$-	$3,171,415

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
MBS (gestation repo)	$-	$3,175,645	$-	$-	$3,175,645

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

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Insurance SPACs	Dutch Real Estate Entities	Other SPAC Sponsor Entities	Total
December 31, 2018	$-	$-	$-	$-
Investments / advances	3,775	577	-	4,352
Distributions / repayments	-	-	-	-
Earnings / (loss) realized	(553)	-	-	(553)
December 31, 2019	3,222	577	-	3,799
Investments / advances	10,325	2,097	300	12,722
Distributions / repayments	(84)	-	-	(84)
Earnings / (loss) realized	(3,656)	638	63	(2,955)
December 31, 2020	9,807	3,312	363	13,482
Investments / advances	-	2,425	5,967	8,392
Distributions / repayments	(3,958)	-	(249)	(4,207)
Reclasses to (from)	-	-	(5,439)	(5,439)
Earnings / (loss) realized	(1,306)	(137)	37,453	36,010
December 31, 2021	$4,543	$5,600	$38,095	$48,238

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

Other SPAC Sponsor Entities includes both indirect and direct investments in SPAC Sponsor Entities.  Several of these Sponsor Entities are invested in SPACs that have completed their business combinations.  Those Sponsor Entities hold restricted and unrestricted equity interests in the public post-merger entities.  The following table shows the equity method balance included in other SPAC Sponsor Entities above broken out by the ultimate investee.

Entity	Ticker	Equity Method Carrying Value
Parella Weinberg Partners	PWP	$1,128
Archer Aviation Inc.	ARCHR	728
Wejo Group Ltd.	WEJO	1,963
Heliogen, Inc.	HLGN	28,448
Various other Sponsor Entities		5,828
Total		$38,095

Over time, the Company expects these Sponsor Entities to either (a) liquidate their investments in these companies and distribute to the Company its allocable share of the cash proceeds or (b) to distribute the Company's allocable share of these equity investments in-kind to the Company.  In either case, the final cash realized from these investments will be impacted by the performance of the public companies listed above until those investments are liquidated.

The following tables show certain summary financial data of all the Company's equity method investees.  These amounts include all equity method investees whether accounted for under the equity method or at fair value.  All information is presented on a combined basis.

	December 31, 2021	December 31, 2020
Total Assets	$1,158,081	$677,755

Liabilities	$193,184	$66,018
Total Equity	964,897	611,737
Total Liabilities & Equity	$1,158,081	$677,755

	Year Ended December 31,
	2021	2020	2019

Net income/(loss)	277,134	21,416	6,009
Net income/(loss) attributable to the investee	277,134	21,416	6,005

13. GOODWILL

Goodwill is comprised of the following.

GOODWILL
(Dollars in Thousands)

	As of December 31,
	2021	2020
AFN	$109	$109
JVB	-	-
Goodwill	$109	$109

The Company measures its goodwill impairment on an annual basis or when events indicate that goodwill may be impaired.  The Company performs its annual impairment tests of AFN goodwill on October 1 of each year; and JVB goodwill on January 1 of each year.

JVB Goodwill

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and worldwide. The spread of COVID-19 has caused significant volatility in domestic and international markets. The  volatility of the financial markets experienced since  March 2020, as a result of the COVID-19 pandemic has caused the Company to operate JVB at a lower level of leverage than prior to the pandemic. The financial market volatility, as well as the reduction in volumes in the GCF repo and TBA businesses that resulted from COVID-19 required the Company to reassess the goodwill it had recorded related to JVB under the guidance of ASC 350.  The Company determined that the fair value of JVB was less than the carrying value (including the goodwill).  As a result, the Company recorded an impairment loss of $7,883 for the year ended December 31, 2020.  The impairment loss is included in the consolidated statements of operations as impairment of goodwill and is reflected as a component of operating expense.

AFN Goodwill

The annual impairment testing date for the AFN goodwill is October 1. The first testing date following the Merger was October 1, 2010. The Company determined the goodwill was not impaired as of 2021, 2020, and 2019.  The Company concluded there was no triggering event for the goodwill related to AFN.

14. LEASES

As of December 31, 2021, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 6.9 years.  The weighted average discount rate for the leases was 4.64%. Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES
(Dollars in Thousands)

As of December 31, 2021
2022	$1,723
2023	1,988
2024	1,958
2025	1,770
2026	1,514
Thereafter	3,785
Total	12,738
Less imputed interest	(1,925)
Lease obligation	$10,813

During the twelve months ended December 31, 2021 and 2020, total cash payments of $1,532 and $1,571, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets.

15. OTHER ASSETS

Other assets consisted of the following.

OTHER ASSETS
(Dollars in Thousands)

	As of December 31,
	2021	2020
Deferred costs	$240	$248
Prepaid expenses	1,286	964
Deposits	479	398
Miscellaneous other assets	258	255
Furniture, equipment, and leasehold improvements, net	1,456	799
Intangible assets	166	166
Other assets	$3,885	$2,830

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

FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET
(Dollars in Thousands)

		As of December 31,
	Estimated Useful Lives (In Years)	2021	2020
Furniture and equipment	3 to 5	$1,525	$1,250
Leasehold improvements	5 to 10	1,545	869
		3,070	2,119
Accumulated depreciation		(1,614)	(1,320)
Furniture, equipment, and leasehold improvements, net		$1,456	$799

For the year ended December 31, 2021, the Company wrote-off fully depreciated furniture and equipment and leasehold improvements of $69.

The Company recognized depreciation and amortization expense of $371, $334, and $318 for the years ended December 31, 2021, 2020, and 2019, respectively, as a component of depreciation and amortization on the consolidated statements of operations, all of which represented depreciation of furniture, equipment, and leasehold improvements.

17. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	As of December 31,
	2021	2020
Accounts payable	$122	$162
Redeemable financial instruments accrued interest	291	316
Accrued income tax	61	99
Accrued interest payable	558	630
Accrued interest on securities sold, not yet purchased	704	435
Payroll taxes payable	1,548	1,048
Counterparty cash collateral	17,320	41,119
Accrued expense and other liabilities	2,097	2,442
Accounts payable and other liabilities	$22,701	$46,251

The redeemable financial instrument accrued interest represents accrued interest on the JKD Capital Partners I LTD and the CBF redeemable financial instruments.  See note 19 and 20.

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

Consolidated VIEs

The Company determined it was the primary beneficiary of several VIEs and therefore has consolidated them.  The following table provides certain summary information regarding the consolidated VIEs:

	As of December 31,
	2021	2020
Cash and cash equivalents	$43	$270
Receivables	-	2,112
Other investments, at fair value	9,543	36,395
Investment in equity method affiliates	33,080	9,805
Non-controlling interest	(29,979)	(27,805)
Investment in consolidated VIEs	$12,687	$20,777

The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in consolidated VIEs shown in the table above plus certain obligations the Company has to fund additional working capital to the equity method investees of certain of the consolidated VIEs.  The total amount of working capital commitment was $810 and $1,560 as of  December 31, 2021 and 2020, respectively.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value and investment in equity method affiliates in the consolidated balance sheets are unconsolidated investments in several VIEs.  In each case, the Company determined that it was not the primary beneficiary. The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  December 31, 2021 and 2020, there were $9,170 and $1,567, respectively of unfunded investment commitments to VIEs in which the Company has invested in.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the years ended December 31, 2021 and 2020 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2021 and 2020.  See table below.

For each investment management contract entered into by the Company, the Company assesses whether the entity being managed is a VIE and if the Company is the primary beneficiary.  Certain of the Investment Vehicles managed by the Company are VIEs.  Under the current guidance of FASB ASU 2015-12, the Company has concluded that its asset management contracts are not variable interests.  Currently, the Company has no other interests in entities it manages that are considered variable interests and are considered significant.  Therefore, the Company is not the primary beneficiary of any VIEs that it manages.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 20) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at December 31, 2021 and 2020.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	As of December 31,
	2021	2020
Other investments, at fair value	$11,260	$2,548
Investments in equity method affiliates	5,015	363
Maximum Exposure	$16,275	$2,911

19.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in Thousands)

	As of December 31,
	2021	2020
JKD Investor	$7,957	$7,957
CBF	-	4,000
	$7,957	$11,957

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

20. DEBT

DETAIL OF DEBT
(Dollars in Thousands)

	As of December 31,
Description	2021	2020	Interest Rate Terms	Interest (2)	Maturity
Non-convertible debt:
12.00% senior notes (the "2020 Senior Notes")	$4,500	$4,500	Fixed	12.00%	January 2024
12.00% senior notes (the "2019 Senior Notes")	-	2,400	Fixed	12.00%	September 2021
PPP Loan	-	2,166	Fixed	1.00%	May 2022
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	15,000	15,000	Fixed	8.00%	March 2023
Less unamortized debt issuance costs	(67)	(401)
	14,933	14,599
Junior subordinated notes (1):
Alesco Capital Trust I	28,125	28,125	Variable	4.37% (1)	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	4.13% (1)	March 2035
Less unamortized discount	(24,164)	(24,690)
	23,961	23,435

ByLine Bank	-	-	Variable	N/A	December 2023
FT Financial Bank, N.A. Credit Facility	-	-	Variable	N/A	N/A
Total	$43,394	$47,100

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of December 31, 2021 on a combined basis was 11.32% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

The 2020 Senior Notes

On January 31, 2020, the Operating LLC entered into a Note Purchase Agreement (the "Original Purchase Agreement) with JKD Capital Partners I LTD, a New York corporation (“JKD Investor”), and RN Capital Solutions LLC, a Delaware limited liability company (“RNCS”).  The JKD Investor is owned by Jack DiMaio, the vice chairman of the Company’s board of directors and the Operating LLC’s board of managers, and his spouse.  The note purchased by the JKD Investor is herein referred to as the JKD Note.

Pursuant to the Original Purchase Agreement, JKD Investor and RNCS each purchased a senior promissory note in the principal amount of $2,250 (for an aggregate investment of $4,500).  The senior promissory notes bear interest at a fixed rate of 12% per annum and matured on January 31, 2022.  On February 3, 2020, pursuant to the Original Purchase Agreement, the Operating LLC used the proceeds received from the issuance of the senior promissory notes to the JKD Investor and RNCS to repay in full all amounts outstanding under the senior promissory note, dated September 25, 2019, issued by the Company to Pensco Trust Company, Custodian fbo Edward E. Cohen IRA in the principal amount of $4,386 (the “Cohen IRA Note”).    The Cohen IRA Note was fully paid and extinguished on February 3, 2020.  Subsequent to this repayment, $2,400 of the 2019 Senior Notes remained outstanding.

On January 31, 2022, the Operating LLC and JKD Investor entered into a Note Purchase Agreement (the “2022 Purchase Agreement”), pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor an Amended and Restated Senior Promissory Note in the aggregate principal amount of $4,500 (the “Amended and Restated Note”), which Amended and Restated Note amended and restated the JKD Note in its entirety.  The 2022 Purchase Agreement contains customary representations and warranties on the part of each of JKD Investor and the Operating LLC.

The Amended and Restated Note evidences Operating LLC’s obligation to repay to JKD (i) the original principal amount of $2,250 paid by JKD to the Operating LLC under the Original Purchase Agreement, plus (ii) the additional $2,250 paid by JKD to the Operating LLC under the 2022 Purchase Agreement.  Pursuant to the Amended and Restated Note, which is substantially identical to the JKD Note, the unpaid principal amount and all accrued but unpaid interest thereunder will be due and payable in full on January 31, 2024; provided, that, at any time after January 31, 2023 and prior to January 31, 2024, the holder of the Amended and Restated Note may, with at least 31 days’ prior written notice from the holder to the Operating LLC, declare the entire unpaid principal amount outstanding and all interest accrued and unpaid on the Amended and Restated Note to be immediately due and payable.

The Amended and Restated Note accrues interest on the unpaid principal amount from January 31, 2022 until maturity at a rate equal to 10% per year. Interest on the Amended and Restated Note is payable in cash quarterly on each January 1, April 1, July 1, and October 1, commencing on April 1, 2022. Under the Amended and Restated Note, upon the occurrence or existence of any “Event of Default” thereunder, the outstanding principal amount is (or in certain instances, at the option of the holder thereof, may be) immediately accelerated. Further, upon the occurrence of any “Event of Default” under the Amended and Restated Note and for so long as such Event of Default continues, all principal, interest and other amounts payable under the Amended and Restated Note will bear interest at a rate equal to 11% per year.  The Amended and Restated Note may not be prepaid in whole or in part prior to January 31, 2023. The Amended and Restated Note may, with at least 31 days’ prior written notice from the Operating LLC to the holder thereof, be prepaid in whole or in part at any time following January 31, 2023 without the prior written consent of the holder and without penalty or premium.

The Amended and Restated Note and the payment of all principal, interest and any other amounts payable thereunder are senior obligations of the Operating LLC and will be senior to any Indebtedness (as defined in the Amended and Restated Note) of the Operating LLC outstanding as of and issued following January 30, 2020 (the original issuance date of the JKD Note), except that the Amended and Restated Note ranks parri passu to the Convertible Senior Secured Promissory Note, dated March 10, 2017, issued by the Operating LLC to the DGC Family Fintech Trust in the aggregate principal amount of $15,000.  Pursuant to the Amended and Restated Note, following January 31, 2022, the Operating Company may not incur any Indebtedness that is a senior obligation to the Amended and Restated Note.

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

The 2017 Convertible Note

On March 10, 2017, the Operating LLC entered into a Securities Purchase Agreement (the “2017 Convertible Note Purchase Agreement”), by and among the Operating LLC and DGC Family Fintech Trust, a trust established by Daniel G. Cohen. Daniel G. Cohen is the chairman of the Company’s board of directors and chairman of the board of managers of the Operating LLC.

Pursuant to the 2017 Convertible Note Purchase Agreement, the DGC Family Fintech Trust agreed to purchase from the Operating LLC, and the Operating LLC agreed to issue and to sell to the DGC Family Fintech Trust, a convertible senior secured promissory note (the “2017 Convertible Note”) in the aggregate principal amount of $15,000.  On March 10, 2017, the DGC Family Fintech Trust paid to the Operating LLC $15,000 in cash in consideration for the 2017 Convertible Note.  As required pursuant to ASC 470, the Company accounted for the 2017 Convertible Notes as conventional convertible debt and did not allocate any amount of the proceeds to the embedded equity option.

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

Pursuant to the 2017 Convertible Note Purchase Agreement, the Company agreed to execute an amendment (the “LLC Agreement Amendment”) to the Amended and Restated Limited Liability Company Agreement of the Operating LLC dated as of December 16, 2009, by and among the Operating LLC and its members, as amended (the “LLC Agreement”) at such time in the future as all of the other members execute the LLC Agreement Amendment.  The LLC Agreement Amendment provides, among other things, that the board of managers will initially consist of Daniel G. Cohen, as chairman of the Operating LLC’s board of managers, Lester R. Brafman (the Company’s current chief executive officer), and Joseph W. Pooler, Jr. (the Company’s current executive vice president, chief financial officer, and treasurer).  The LLC Agreement Amendment also provides that Daniel G. Cohen will not be able to be removed from the Operating LLC’s board of managers or as chairman of the Operating LLC’s board of managers other than for cause or under certain limited circumstances.  On October 30, 2019, each of the members of Cohen & Company, LLC executed the LLC Agreement Amendment.  The outstanding principal amount under the 2017 Convertible Note is due and payable on March 10, 2022 provided that the Operating LLC may, in its sole discretion, extend the maturity date for an additional one-year period, in each case unless the 2017 Convertible Note is earlier converted (in the manner described below).   The Operating LLC intends to exercise its option to extend effective March 10, 2022.

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

At any time following March 10, 2017, all or any portion of the outstanding principal amount of the 2017 Convertible Note may be converted by the holder thereof into units of membership interests of the Operating LLC (“LLC Units”) at a conversion rate equal to $1.45 per unit, subject to customary anti-dilution adjustments.  Units of the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Company on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.  Under the 2017 Convertible Note Purchase Agreement, the Company submitted a proposal to the Company’s stockholders at its 2017 annual meeting of stockholders to approve the Company’s issuance, if any, of Common Stock upon any redemption of the LLC Units and the Company’s board of directors agreed to recommend that the Company’s stockholders vote to approve such proposal.  The proposal was approved at the Company’s 2017 annual meeting.

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

Byline Bank / FT Financial Line of Credit

Effective on April 25, 2018, the Company, the Operating LLC, and JVB Holdings, as guarantors, and JVB, as borrower, entered into a loan agreement (the “FT LOC”) with FT Financial Bank, N.A. ("FT Financial") as lender in the total amount of up to $25,000.  FT Financial was formerly known as MB Financial Bank, N.A.  In March 2020, the Company drew $17,500 under the FT LOC.  This amount was fully repaid (with accrued interest) on October 27, 2020.

On October 28, 2020, (i) the Company entered into a loan agreement (the “Original Byline Loan Agreement”) with Byline Bank, as lender (“Byline Bank”), by and among the Byline Bank, and JVB as borrower, and C&Co PrinceRidge Holdings, LP (“C&Co.”), pursuant to which Byline Bank agreed to make loans at JVBs request from time to time in the aggregate amount of up to $7,500 and (ii) JVB and Byline Bank entered into a Revolving Note and Cash Subordination Agreement (the "Original Byline Note and Subordination Agreement"), pursuant to which, among other things, Byline Bank agreed to make loans at JVB’s request from time to time in the aggregate amount of up to $17,500.  The Company drew $17,500 under the Byline LOC during 2021 and repaid it in full during 2021.   The Company, and the Company’s subsidiaries, the Operating LLC and JVB Holdings, served as guarantors of both the $7,500 and $17,500 facilities.

On December 21, 2021, (i) JVB and Byline Bank entered into the Amended and Restated Revolving Note and Cash Subordination Agreement (the “Amended and Restated Byline Loan Agreement”), which amended and restated the Original Byline Loan Agreement in its entirety, and (ii) the Original Byline Note and Subordination Agreement was terminated by the parties thereto. Pursuant to the Amended and Restated Byline Loan Agreement, Byline Bank agreed to make loans to JVB, at JVB’s request from time to time, in the aggregate amount of up to $25,000.

Loans (both principal and interest) made by Byline Bank to JVB under the Amended and Restated Byline Loan Agreement are scheduled to mature and become immediately due and payable in full on December 21, 2023. In addition, loans may be made until December 21, 2022.  Loans will bear interest at a per annum rate equal to LIBOR plus 6.0%, provided that in no event can the interest rate be less than 7.0%. JVB is required to pay on a quarterly basis an undrawn commitment fee at a per annum rate equal to 0.50% of the undrawn portion of Byline Bank’s $25,000 commitment. JVB is also required to pay on each anniversary of December 21, 2021, a commitment fee at a per annum rate equal to 0.50% of the $25,000 commitment.  JVB paid a commitment fee of $125 on December 21, 2021.

JVB may request a reduction in the $25,000 commitment in a minimum amount of $1,000 and multiples of $500 thereafter or such lesser amount as would bring the $25,000 loan commitment to the total principal amount of loans advanced under the Amended and Restated Byline Loan Agreement.  The obligations of JVB under the Amended and Restated Agreement are guaranteed by the Company, the Operating LLC and JVB Holdings (collectively, the “Guarantors”), and are secured by a lien on all of JVB Holdings’ property, including its 100% ownership interest in all of the outstanding membership interests of JVB.  Pursuant to the Amended and Restated Byline Loan Agreement, JVB and the Guarantors provide customary representations and warranties for a transaction of this type.

Also, effective December 22, 2021, the Company received approval from FINRA to treat draws under the Amended and Restated Byline Loan Agreement as qualified subordinated debt.  As such, draws may be treated as an increase in net capital for purposes of FINRA Rule 15(c) 3-1.

The Amended and Restated Byline Loan Agreement also includes customary covenants for a transaction of this type, including covenants limiting the indebtedness that can be incurred by JVB and JVB Holdings and restricting JVB’s ability to make certain loans and investments. Additionally, JVB may not permit its (i) net worth to be less than $80,000 at any time from December 22, 2021 through and including December 30, 2021, $85,000 from December 31, 2021 through and including December 30, 2022, and $90,000 from December 31, 2022 and thereafter; and (ii) excess net capital to be less than $40,000 at any time. Further, any loans outstanding under the Amended and Restated Byline Loan Agreement may not exceed 0.25 times JVB's tangible net worth.  As of December 31, 2021 no amounts are outstanding under the Byline LOC and the Company was in compliance with all of these financial covenants.

Pursuant to the Amended and Restated Byline Agreement, JVB may repay its existing outstanding indebtedness provided, however, that if the anticipated payment relates to the payment of any dividend by JVB, on the date such payment is made, and immediately after making such payment, the loans outstanding may not exceed $10,000.  The Amended and Restated Byline Loan Agreement contains customary events of default for a transaction of this type. If an event of default occurs and is continuing, then Byline Bank may declare and cause all or any part of the loans thereunder and all other liabilities outstanding under the Amended and Restated Byline Loan Agreement to become immediately due and payable.

In the financial statements and other footnotes, the term "Byline LOC" refers to either the Original Byline Note and Subordination Agreement or the Amended and Restated Byline Loan Agreement depending on which period of time it is referring to.

LegacyTexas Bank

In 2018, the Company formed a wholly owned subsidiary, ViaNova Capital Group LLC ("ViaNova"), for the purpose of building a residential transition loan ("RTL") business.  RTLs are small balance commercial loans that are secured by first lien mortgages used by professional investors and real estate developers to finance the purchase and rehabilitation of residential properties.  On November 20, 2018, ViaNova, as borrower, entered into a Warehousing Credit and Security Agreement (the “LegacyTexas Credit Facility”) with LegacyTexas Bank, as the lender, with an effective date of November 16, 2018, and amended on May 4, 2019 and September 25, 2019.  The LegacyTexas Credit Facility supported the purchasing, aggregating, and distribution of residential transition loans by ViaNova.

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

 The Company also incurred $272 of deferred financing costs associated with the Byline Credit Facility.   These amounts were initially recorded as a component of other assets and are amortized to interest expense over the life of the line of credit using the straight-line method.  The Company recognized interest expense from deferred financing costs of $471, $626, and $509 for the years ended December 31, 2021, 2020, and 2019, respectively.

Interest Expense, Net

Interest expense incurred is shown in the table below by instrument for the years ended 2021, 2020, and 2019.

INTEREST EXPENSE
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Junior subordinated notes	$2,601	$2,882	$3,457
2020 Senior Notes	540	496	-
2017 Convertible Note	1,534	1,505	1,472
2013 Convertible Notes / 2019 Senior Notes	211	336	615
FT LOC / Byline LOC	435	1,102	365
Redeemable Financial Instrument - DGC Trust / CBF	197	1,490	1,166
Redeemable Financial Instrument - JKD Investor	1,715	1,883	699
Redeemable Financial Instrument - ViaNova Capital Group, LLC	-	(105)	(190)
	$7,233	$9,589	$7,584

The redeemable financial instrument – Via Nova Capital Group, LLC had a negative return during the periods presented.  Accordingly, the redemption value of the instrument is reduced, which is recorded as interest income.  See note 20.

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

Preferred Stock

Series C Junior Participating Preferred Stock: Series C Junior Participating Preferred Stock (“Series C Preferred Stock”) was authorized by the Company’s board of directors in connection with the Stockholder Rights Plan discussed below. The Series C Preferred Stock has a par value of $0.001 per share and 10,000 shares were authorized as of December 31, 2021 and 2020.  The holders of Series C Preferred Stock are entitled to receive, when, as, and if declared by the Company’s board of directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September, and December in each year commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series C Preferred Stock. Dividends accrue and are cumulative. The holder of each share of Series C Preferred Stock is entitled to 10,000 votes on all matters submitted to a vote of the Company’s stockholders. Holders of Series C Preferred Stock are entitled to receive dividends, distributions or distributions upon liquidation, dissolution, or winding up of the Company in an amount equal to $100,000 per share of Series C Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions, whether or not declared, prior to payments made to holders of shares of stock ranking junior to the Series C Preferred Stock. The shares of Series C Preferred Stock are not redeemable. There were no shares of Series C Preferred Stock issued and outstanding as of December 31, 2021 and 2020.

Series E Voting Non-Convertible Preferred Stock:  Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof, to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every 10 shares of Series E Preferred Stock, the holders thereof are entitled to one vote on any such matter. Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock outstanding as of December 31, 2021. The Series E Preferred Stock held by Daniel G. Cohen gives him the same voting rights he would have if all of the Operating LLC units of membership interests held by him were exchanged for Common Stock on a ten for one basis and effectively gives him voting rights at the Company in the same proportion as his economic interest (as his units of membership interests of the Operating LLC do not carry voting rights at the Company level).  The Series E Preferred Stock effectively enables Daniel G. Cohen to exercise approximately 11.2% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2021 (in addition to the voting power he holds through his common share ownership and Series F Preferred Stock (defined below)).  The terms of the Series E Preferred Stock provide that, if the Company causes the redemption of or otherwise acquires any of the Operating LLC units owned by Daniel G. Cohen as of May 9, 2013, then the Company will redeem an equal number of shares of Series E Preferred Stock.  The Series E Preferred Stock is otherwise perpetual. As of December 31, 2021, there were 4,983,557 shares of Series E Preferred Stock issued and outstanding. See Non-Controlling Interest — Future Conversion / Redemption of Operating LLC Units below.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible (“Series F Preferred Stock”).  In conjunction with SPA, the Company issued 12,549,273 Series F Preferred Stock to Daniel G. Cohen and 9,880,268 Series F Preferred Stock to the DGC Trust.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote, together as a single class on all matters with respect to which a vote of the stockholders of the Corporation is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to (1) vote for every ten (10) shares of Series F Preferred Stock on each matter submitted to the Holders for their vote.  The Series F Preferred Stock held by Daniel G. Cohen and the DGC Trust give them the same voting rights they would have if all of the Operating LLC units of membership interests held by each were exchanged for Common Stock on a ten for one basis and effectively gives Daniel G. Cohen and the DGC Trust voting rights at the Company in the same proportion as their economic interest (as units of membership interests of the Operating LLC do not carry voting rights at the Company level).  The Series F Preferred Stock effectively enables Daniel G. Cohen  and the DGC Trust to exercise approximately 50.6% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2021 (in addition to the voting power held through his common share ownership and Series E Preferred Stock ownership).  As of December 31, 2021, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  See Non-Controlling Interest/ - Securities Purchase Agreement – Purchase of IMXI shares below.

Together, the Series E and Series F Preferred Stock enables Daniel G. Cohen and the DGC Trust to exercise approximately 61.8% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2021, in addition to the voting power held through Mr. Cohen’s common share ownership.

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

Repurchases of Shares and Retirement of Treasury Stock

On December 21, 2020, August 31, 2020 and March 19, 2018, the Company entered into letter agreements (the “December 2020 Letter Agreement”, the "August 2020 Letter Agreement" and the “2018 Letter Agreement,” respectively and, together, the "10b5-1 Plan").  The December 2020 Letter Agreement and the August 2020 Letter Agreement were entered into with Piper Sandler & Co. and the 2018 Letter Agreement was entered into with Sandler O'Neill & Partners, L.P. (which, following a merger with Piper Jaffray, became Piper Sandler & Co. (the “Agent”)). The  10b5-1 Plan  authorized the Agent to use reasonable efforts to purchase, on the Company's behalf, up to an aggregate maximum amount of $1,000 of Common Stock for the December 2020 Letter Agreement and $2,000 each for the August 2020 Letter Agreement and 2018 Letter Agreement on any day that the NYSE American Stock Exchange was open for business. The December 2020 Letter Agreement was effective from December 23, 2020 until July 28, 2021, at which time the aggregate maximum purchase authorization was reached.   The August 2020 Letter Agreement was in effect from August 31, 2020 until November 19, 2020, at which time the aggregate maximum purchase authorization was reached.  The 2018 Letter was in effect from March 19, 2018 until March 19, 2019.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan was designed to comply with Rule 10b5-1 under the Exchange Act.

During the twelve months ended December 31, 2021, pursuant to the 10b-5 Plan, the Company repurchased 49,544 shares of Common Stock in the open market for a total purchase price of $857.

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

During the year ended December 31, 2021, the Company sold 300,859 shares in the open market pursuant to the Equity Distribution Agreement for a total net sale price of $9,076. No shares were sold under the Equity Distribution Agreement during the year ended December 31, 2020.

Dividends and Distributions

During 2021, 2020, and 2019, the Company paid cash dividends on its outstanding Common Stock in the amount of $671, $27, and $519, respectively. Pro-rata distributions were made to the other members of the Operating LLC upon the payment of dividends to the Company’s stockholders. During 2021, 2020, and 2019, the Company paid cash distributions of $1,970, $35, and $213, respectively, to the holders of the non-controlling interest (that is, the members of the Operating LLC other than Cohen & Company Inc.).

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans.  JVB is subject to net capital restrictions imposed by the SEC and FINRA, which require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit the Company’s ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFEL is regulated by the CBI and must maintain certain minimum levels of capital. CCFL reduced its permissions with the FCA and is no longer a regulated entity. CCFESA is regulated by the ACPR and also subject to certain minimum levels of capital.  See note 25.

Shares Outstanding of Stockholders’ Equity of the Company

The following table summarizes share transactions that occurred in stockholders’ equity during the years ended December 31, 2021, 2020, and 2019.

ROLLFORWARD OF SHARES OUTSTANDING OF
COHEN & COMPANY INC.

	Common Stock	Restricted Stock	Total
December 31, 2018 (1)	1,110,717	93,479	1,204,196
Issuance of shares	-	-	-
Issuance as equity-based compensation	-	36,875	36,875
Vesting of shares	56,639	(56,639)	-
Shares withheld for employee taxes	(15,557)	-	(15,557)
Forfeiture / cancellation of restricted stock	-	-	-
Repurchase and retirement of common stock	(31,890)	-	(31,890)
December 31, 2019 (1)	1,119,909	73,715	1,193,624
Issuance of shares	-	-	-
Issuance as equity-based compensation	-	268,129	268,129
Vesting of shares	55,278	(55,278)	-
Shares withheld for employee taxes	(15,043)	-	(15,043)
Forfeiture / cancellation of restricted stock	-	-	-
Repurchase and retirement of common stock	(121,181)	-	(121,181)
December 31, 2020 (1)	1,038,963	286,566	1,325,529
Issuance of shares	300,859	-	300,859
Issuance as equity-based compensation	-	142,376	142,376
Vesting of shares	62,649	(62,649)	-
Shares withheld for employee taxes	(21,777)	-	(21,777)
Forfeiture / cancellation of restricted stock	-	-	-
Repurchase and retirement of common stock	(49,544)	-	(49,544)
December 31, 2021 (1)	1,331,150	366,293	1,697,443

(1)	Excludes remaining restricted units of Cohen & Company Inc. Common Stock. See note 22.

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

In addition, effective as of the SPA Effective Date, if the Company owns a number of units of membership interests in the Operating LLC representing less than a majority of the votes entitled to be cast at any meeting or any other circumstances upon which a vote, agreement, consent (including unanimous written consents) or other approval is sought from the holders of units of membership interests in the Operating LLC (each, a “Meeting”), then for so long as the Company owns a number of units of membership interests in the Operating LLC representing less than a majority of the votes entitled to be cast at any Meeting, Daniel G. Cohen and the DGC Trust have agreed to grant a voting proxy to the Company pursuant to which the Company may vote at any Meeting the number of units of membership interests in the Operating LLC owned by Daniel G. Cohen and the DGC Trust necessary to give the Company a majority of the votes at such Meeting. On September 25, 2020, the SPA was amended to provide that the voting proxy shall be revoked in the event that Daniel G. Cohen and/or his affiliates cease to beneficially own a majority of the voting securities of the Company. See notes 21 and 31.

Future Conversion / Redemption of Operating LLC Units

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

ROLLFORWARD OF UNITS OUTSTANDING OF
THE OPERATING LLC

	Cohen & Company Inc.	Daniel G. Cohen	DGC Trust	Others	Total
December 31, 2018	11,107,164	4,983,557	-	340,533	16,431,254
Issuance of Units under UIS, net	410,820	-	-	-	410,820
Issuance of Units for purchase of IMXI	-	12,549,273	9,880,268	-	22,429,541
Additional units purchased by Daniel G. Cohen	-	268,445	-	(268,445)	-
Issuance of Units as equity compensation	-	-	-	-	-
Repurchase and retirement of Common Stock	(318,900)	-	-	-	(318,900)
December 31, 2019	11,199,084	17,801,275	9,880,268	72,088	38,952,715
Issuance of Units under UIS, net	402,350	-	-	-	402,350
Issuance of Units as equity compensation	-	-	-	-	-
Vesting of units	-	275,000	-	-	275,000
Repurchase and retirement of Common Stock	(1,211,810)	-	-	-	(1,211,810)
December 31, 2020	10,389,624	18,076,275	9,880,268	72,088	38,418,255
Issuance of Units under UIS, net	3,417,310	-	-	-	3,417,310
Issuance of Units as equity compensation	-	-	-	-	-
Vesting of units	-	529,040	-	10	529,050
Repurchase and retirement of Common Stock	(495,440)	-	-	-	(495,440)
December 31, 2021	13,311,494	18,605,315	9,880,268	72,098	41,869,175

The following table presents the impact to equity from Cohen & Company Inc.’s ownership interest in the Operating LLC.

	For the Year Ended December 31,
	2021	2020	2019
Net income / (loss) attributable to Cohen & Company Inc.	$11,282	$14,205	$(2,054)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc.'s paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	(1,929)	(1,765)	28
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from non-controlling interest	$9,353	$12,440	$(2,026)

Detail of Non-Controlling Interest

ROLLFORWARD OF NON-CONTROLLING INTERESTS
(Dollars in Thousands)

	Operating LLC	Insurance SPAC Sponsor Entities	Insurance SPAC II Sponsor Entities	Insurance SPAC III Sponsor Entities	Other Consolidated Subsidiaries	Total
December 31, 2018	$6,664	$-	$-	$-	$-	$6,664
Non-controlling interest share of income / (loss)	(1,231)	(288)	-	-	-	(1,519)
OCI	1	-	-	-	-	1
Acquisition / (surrender) of additional units of consolidated subsidiary	(47)	-	-	-	-	(47)
Equity-based compensation	263	-	-	-	-	263
Shares withheld for employee taxes	(41)	-	-	-	-	(41)
Investment in other non-controlling interest	-	2,550	-	-	-	2,550
Investment in non-controlling interest of Operating LLC / Issuance of Series F Preferred	7,779		-	-	-	7,779
Distributions to Operating LLC non-controlling interest	(213)	-	-	-	-	(213)
December 31, 2019	$13,175	$2,262	$-	$-	$-	$15,437
Non-controlling interest share of income / (loss)	14,200	9,328	(262)	(16)	998	24,248
OCI	103	-	-	-	-	103
Acquisition / (surrender) of additional units of consolidated subsidiary	1,706	-	-	-	-	1,706
Equity-based compensation	613	11,700	-	-	-	12,313
Shares withheld for employee taxes	(39)	-	-	-	-	(39)
Distributions to Operating LLC non-controlling interest	(35)	-	-	-	-	(35)
Investment in other non-controlling interest	-	-	4,557	5,432	3,500	13,489
Distributions to other non-controlling interest		(6,604)	-	-	(3,090)	(9,694)
December 31, 2020	$29,723	$16,686	$4,295	$5,416	$1,408	$57,528
Non-controlling interest share of income / (loss)	25,255	3,560	17,644	(615)	14,985	60,829
OCI	(303)	-	-	-	-	(303)
Acquisition / (surrender) of additional units of consolidated subsidiary	1,939	-	-	-	-	1,939
Equity-based compensation	1,859	-	13,068	-	-	14,927
Shares withheld for employee taxes	(276)	-	-	-	-	(276)
Distributions to Operating LLC non-controlling interest	(1,970)	-	-	-	-	(1,970)
Investment in other non-controlling interest	-	-	-	7	17,088	17,095
Distributions to other non-controlling interest	-	(20,246)	(35,007)	-	(6,425)	(61,678)
December 31, 2021	$56,227	$-	$-	$4,808	$27,056	$88,091

22. EQUITY-BASED COMPENSATION

The following table summarizes the amounts the Company recognized as equity-based compensation expense including restricted stock, restricted units, membership units of consolidated sponsor entities and stock options. These amounts are included as a component of compensation and benefits in the consolidated statements of operations. The remaining unrecognized compensation expense related to unvested awards at December 31, 2021 was $16,800 and the weighted average period of time over which this expense will be recognized is approximately 2.73 years. The awards assume estimated forfeitures during the vesting period, which were updated to reflect the actual forfeitures that occurred during the relevant periods.

EQUITY-BASED COMPENSATION INCLUDED IN COMPENSATION AND BENEFITS
(Dollars in Thousands)

	For the Year Ended December 31,
	2021	2020	2019
Equity based compensation expense	$15,718	$12,553	$744
Non equity-based compensation expense	69,330	47,349	25,228
Total compensation and benefits	$85,048	$59,902	$25,972

The following table summarizes the equity-based compensation by plan.  Each plan is discussed in detail below.

DETAIL OF EQUITY-BASED COMPENSATION BY PLAN

	For the Year Ended December 31,
	2021	2020	2019
Restricted Stock or Units - 2006/2010 Plans	$291	$635	$744
Restricted Stock or Units - 2020 Plan	2,359	218	-
Membership interests in consolidated sponsor entities	13,068	11,700	-
Total equity-based compensation expense	$15,718	$12,553	$744

The Company’s 2020 Long-Term Incentive Plan – Restricted Common Stock, Restricted Units and Stock Options

The Company's board of directors adopted the Cohen & Company Inc. 2020 Long-Term Incentive Plan (the“ 2020 Long Term Incentive Plan”) on April 7, 2020, which was approved by the Company’s stockholders at the Company’s annual meeting on June 18, 2020. The 2020 Long-Term Incentive Plan provides for the grant of stock options, restricted Common Stock, stock appreciation rights, and other share-based awards. The 2020 Long Term Incentive Plan is administered by the compensation committee of the Company’s board of directors. The maximum number of equity-based awards of the Company’s Common Stock originally authorized to be granted pursuant to these plans was limited to 600,000, of which 200,000 shares remained available to be issued as of December 31, 2020.  Effective as of April 1, 2021, the board of directors authorized the registration of an additional 600,000 shares of Common Stock under the Plan, which was approved by the Company's stockholders at the Company's annual meeting on June 9, 2021. As of December 31, 2021, 195,924 shares remain available to be issued under the Company's 2020 Long-term Incentive Plan. No award may be granted under the 2020 Long Term Incentive Plan after April 7, 2030.

The Company's 2010 Long- Term-Incentive Plan and the AFN 2006 Equity Plan expired in 2020 and there are no shares available to be issued under these plans.

Membership Interests of Consolidated Sponsor Entities

Employees sometimes invest in the membership interests of consolidated SPAC sponsor entities.  Because these entities are consolidated and the employees are investing in the consolidated company's non-controlling interest, these equity interests fall under FASB ASC 718.  Generally, the employee invests a de-minimus amount and receives an allocation of the founder shares held by the sponsor entity.  The investment generally does not have any explicit vesting criteria associated with it.  Generally, the employee's investment will be worthless if the SPAC in which the sponsor entity has invested is liquidated and it will become worth something if the SPAC completes its business combination.  Therefore, the Company treats these grants as having a performance condition (i.e. the completion of the SPAC business combination).  Further, at the time of the investments, the Company treats this performance condition as being non-probable.  The effect of this is that the Company records no expense related to these investments until (and only if) the business combination is completed.  Upon completion of the business combination, the Company records compensation expense in an amount equal to the fair value of the grant.  The fair value of the grant is equal to the public trading price of the SPAC on the grant date adjusted for certain sale restrictions imposed on the shares the employee receives (generally, the shares are restricted for sale for some time period and subject to certain hurdle prices before they become freely tradeable).

RESTRICTED STOCK - SERVICE BASED VESTING

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at January 1, 2019	93,479	$11.03
Granted	36,875	8.00
Vested	(56,639)	11.41
Unvested at December 31, 2019	73,715	9.22
Granted	268,129	14.65
Vested	(55,278)	9.63
Unvested at December 31, 2020	286,566	14.23
Granted	142,376	17.94
Vested	(62,649)	7.59
Unvested at December 31, 2021	366,293	16.80

OPERATING LLC RESTRICTED UNITS - SERVICE BASED VESTING

	Number of Restricted Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2019	-	$-
Granted	550,000	0.80
Vested	-	-
Forfeited	-	-
December 31, 2019	550,000	0.80
Granted	2,508,080	1.54
Vested	(275,000)	0.80
Forfeited	-	-
Unvested at December 31, 2020	2,783,080	1.46
Granted	4,617,000	2.07
Vested	(529,050)	0.62
Forfeited	-	-
Unvested at December 31, 2021	6,871,030	$1.93

The total fair value of all equity awards vested in each year based on the fair market value of the Common Stock on the vesting date during the years ended December 31, 2021, 2020, and 2019, was $1,999, $290, and $462, respectively.

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

STOCK OPTIONS - SERVICE BASED VESTING

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Balance at January 1, 2019	19,286	$40.00	$7.00	0.1
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(19,286)	40.00	7.00	-
Balance at December 31, 2019	-	-	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance at December 31, 2020	-	-	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Unvested at December 31, 2021	-	$-	$-	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing stock price of the Common Stock.  As of December 31, 2021, no options were exercisable as they had all expired.

SPONSOR ENTITY MEMBERSHIP UNITS - PERFORMANCE BASED VESTING

	Membership Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2019	-	$-
Granted	1,263,000	9.95
Vested	-	-
Forfeited	-	-
December 31, 2019	1,263,000	-
Granted	3,272,500	9.98
Vested	(1,175,339)	9.95
Forfeited	(87,661)	9.95
Unvested at December 31, 2020	3,272,500	9.98
Granted	-
Vested	(1,309,000)	9.99
Forfeited	(231,000)	9.99
Unvested at December 31, 2021	1,732,500	$9.97

The total fair value of all equity awards vested in each year based on the fair market value of the membership units on the vesting date during the years ended December 31, 2021, 2020, and 2019, was $23,527, $13,361, and $0, respectively.

Contingent Issuance of Shares

On March 12, 2012, the Company entered into an agreement with unrelated third parties whereby the Company agreed to assist in the establishment of an international infrastructure finance business (“IIFC”). As consideration for the Company’s assistance in establishing IIFC, the Company receives 8.0% of certain revenues of the manager of IIFC through October 31, 2021, and effective November 1, 2021, we receive 7.35% of certain of the revenues of the manager of IIFC. The IIFC revenue share arrangement expires when the Company has earned a cumulative $20,000 in revenue share payments or with the dissolution of IIFC’s management company.  Also, in any particular year, the revenue share earned by the Company cannot exceed $2,000.

In connection with this revenue share arrangement, the Company issued 50,000 restricted units of Common Stock to the managing member of IIFC, which vest 1/3 when the Company receives $6,000 of cumulative revenue share payments, 1/3 when the Company receives $12,000 of cumulative revenue share payments, and 1/3 when the Company receives $18,000 of cumulative revenue share payments. In certain circumstances, the Company retains the right to deliver fixed amounts of cash to the managing member of IIFC as opposed to vested shares of Common Stock.  As of December 31, 2021, the Company had earned $3,841 under the revenue share arrangement.  On March 12, 2022, any remaining unvested restricted units expire.

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

INCOME TAX EXPENSE
(Dollars in Thousands)

	For the Year Ended December 31,
	2021	2020	2019
Current income tax expense (benefit)
Federal income tax expense (benefit)	$-	$-	$(1)
Foreign income tax expense (benefit)	188	122	156
State and local income tax expense (benefit)	269	86	-
	457	208	155
Deferred income tax expense (benefit)
Federal income tax expense (benefit)	(531)	(7,430)	(324)
Foreign income tax expense (benefit)	-	-	-
State and local income tax expense (benefit)	(1,540)	(1,447)	(354)
	(2,071)	(8,877)	(678)

Total	(1,614)	(8,669)	(523)

The components of income (loss) before income taxes is shown below.

INCOME (LOSS) BEFORE INCOME TAXES
(Dollars in Thousands)

	For the Year Ended December 31,
	2021	2020	2019
Domestic	$69,791	$30,317	$(4,400)
Foreign	706	(533)	304
Total	$70,497	$29,784	$(4,096)

The Company had no prepaid taxes in the consolidated balance sheet as of December 31, 2021 and 2020, respectively.

The expected income tax expense /(benefit) using the federal statutory rate differs from income tax expense / (benefit) pertaining to pre-tax income / (loss) as a result of the following for the years ended December 31, 2021, 2020, and 2019.

INCOME TAX RATE RECONCILIATION
(Dollars in Thousands)

	For the Year Ended December 31,
	2021	2020	2019
Federal statutory rate	$14,804	$6,255	$(860)
Pass thru impact	(12,774)	(5,092)	319
Deferred tax valuation allowance	(2,561)	(8,593)	216
State and local tax	(1,271)	(1,361)	(354)
Foreign tax	188	122	156
Total	$(1,614)	$(8,669)	$(523)

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

The components of the net deferred tax asset (liability) are as follows.

DEFERRED TAX ASSET AND LIABILITY
(Dollars in Thousands)

	As of December 31, 2021			As of December 31, 2020
	Asset	Liability	Net	Asset	Liability	Net
Federal net operating loss carry-forward	$19,678	$-	$19,678	$20,579	$-	$20,579
State and local net operating loss carry-forward	3,872	-	3,872	4,238	-	4,238
Federal capital loss carry-forward	17,192	-	17,192	7,311	-	7,311
Unrealized gain on debt	-	(5,679)	(5,679)	-	(5,670)	(5,670)
Investment in Operating LLC	10,489	-	10,489	14,402	-	14,402
Other	1,060	(1,283)	(223)	312	-	312
Gross deferred tax asset / (liability)	52,291	(6,962)	45,329	46,842	(5,670)	41,172
Less: valuation allowance	(35,861)	-	(35,861)	(33,775)	-	(33,775)
Net deferred tax asset / (liability)	$16,430	$(6,962)	$9,468	$13,067	$(5,670)	$7,397

As of December 31, 2021, the Company had a federal net operating loss (“NOL”) of approximately $93,707, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2029. The Company also had net capital losses (“NCLs”) in excess of capital gains of $81,868 as of December 31, 2021, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carryforward will begin to expire in 2022. No assurance can be made that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers.

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

Notwithstanding the facts that the Company has determined that the use of its remaining NOL and NCL carryforwards are not currently limited by Section 382 of the Code, the Company recorded a valuation allowance for a substantial portion of its NOLs and NCLs when calculating its net deferred tax liability as of December 31, 2021. The valuation allowance was recorded because the Company determined it is not more likely than not that it will realize these benefits.

The Company recognized a significant deferred tax benefit in 2020.   The deferred tax benefit was a U.S. tax benefit, which was the result of the reduction in the valuation allowance applied against the Company's net operating loss carryforward ("NOL") and net capital loss carryforward ("NCL") tax assets.  Prior to 2020, the Company had concluded that due to its recent history of tax losses, it should only recognize its NOL asset to the extent the reversal of its deferred tax liability amounts could be scheduled against it.  For the NCL asset, the Company applied a full valuation allowance.  In 2020, the Company generated significant taxable income (both ordinary and capital) and expected to generate income going forward.  Accordingly, as of December 31, 2020, the Company adjusted the calculation of the valuation allowances applied against our carryforward assets.

The Company also recognized a significant deferred tax benefit in 2021.  The deferred tax benefit was a U.S. tax benefit, which was the result of the reduction in the valuation allowance applied against the Company's net operating loss carryforward ("NOL") and net capital loss carryforward ("NCL") tax assets.  In 2021 the Company continued to generate significant taxable income (both ordinary and capital) which increased the Company's expected taxable income to be realized during relevant carryforward periods.  Therefore, in 2021, the Company reduced further the valuation allowances applied against its carryforward assets.

The Company had no unrecognized tax benefits in the periods presented.

The Company files tax returns in the U.S. federal jurisdiction, various states or local jurisdictions, the United Kingdom, Ireland, and France. With few exceptions, the Company is no longer subject to examination for years prior to 2016.

24. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table shows the components of other comprehensive income / (loss) and the tax effects allocated to other comprehensive income / (loss).  Accumulated OCI consists solely of foreign currency items.

ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) AND INCOME TAX EFFECT OF ITEMS ALLOCATED TO OTHER COMPREHENSIVE INCOME / (LOSS)
(Dollars in Thousands)

	OCI Items	Tax Effect	Total
December 31, 2018	$(908)	$-	$(908)
Change in foreign currency items	(3)	-	(3)
Other comprehensive income / (loss), net	(3)	-	(3)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(4)	-	(4)
December 31, 2019	(915)	-	(915)
Change in foreign currency items	35	-	35
Other comprehensive income / (loss), net	35	-	35
Acquisition / (surrender) of additional units in consolidated subsidiary, net	59	-	59
December 31, 2020	(821)	-	(821)
Change in foreign currency items	(74)	-	(74)
Other comprehensive income / (loss), net	(74)	-	(74)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(10)	-	(10)
December 31, 2021	$(905)	$-	$(905)

25. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.

CCFEL, a subsidiary of the Company regulated by the CBI is subject to certain regulatory capital requirements in accordance with the Capital Requirements Regulation 575/2013 and applicable CBI requirements.

CCFESA, a subsidiary of the Company, is regulated by the ACPR in France.

CCFL cancelled its FCA license on November 25 2020; therefore it was not subject to a minimum liquid capital requirement as of December 31, 2020.

The following tables shows the actual net capital (in the case of the JVB) and actual net liquid capital (in the case of CCFESA and CCFEL) as compared to the required amounts for the periods indicated.

STATUTORY NET CAPITAL REQUIREMENTS
(Dollars in thousands)

	As of December 31, 2021
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$73,999	$250	$73,749
CCFESA	1,117	543	574
CCFEL	1,700	895	805
Total	$76,816	$1,688	$75,128

	As of December 31, 2020
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$66,803	$250	$66,553
CCFEL	2,023	707	1,316
Total	$68,826	$957	$67,869

26. EARNINGS / (Loss) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Year Ended December 31,
	2021	2020	2019
Net income / (loss) attributable to Cohen & Company Inc.	$11,282	$14,205	$(2,054)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	25,255	14,200	(1,231)
Add: Interest expense incurred on dilutive convertible notes	1,183	1,162	-
Add / (deduct): Adjustment (2)	1,828	9,452	246
Net income / (loss) on a fully converted basis	$39,548	$39,019	$(3,039)

Weighted average common shares outstanding - Basic	1,187,029	1,131,085	1,136,574
Unrestricted Operating LLC units of membership interests exchangeable into Cohen & Company Inc. shares (1)	2,851,358	2,800,597	544,599
Restricted Units or shares	212,055	124,922	-
Contingent shares on the 2017 Convertible Note	1,034,483	1,034,483	-
Weighted average common shares outstanding - Diluted	5,284,925	5,091,087	1,681,173

Net income / (loss) per common share - Basic	$9.50	$12.56	$(1.81)

Net income / (loss) per common share - Diluted (3)	$7.48	$7.66	$(1.81)

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

(3)	Potentially diluted securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2021	2020	2019
2017 Convertible Note	-	-	1,034,483
2013 Convertible Notes	-	-	414,882
Restricted Common Stock	-	-	15,101
Restricted Operating LLC units	-	-	3,752
	-	-	1,468,218

27. RESERVE REQUIREMENTS

As of December 31, 2021 and 2020, JVB claims exemptions to the reserve requirements under Rule 15c3-3 of the Securities Exchange Act of 1934 under two separate exemptions.  First, because JVB does not carry securities accounts for their customers or perform custodial functions relating to customer securities and, therefore, qualifies for an exemption under Rule 15c3-3(k)(2)(ii).  Second, JVB qualifies for an exemption under Footnote 74 of the SEC Release No. 34-70073 because it limits its business activities to certain activities allowed under this exemption and it does not hold customer funds or securities, carry customer accounts, and does not carry PAB accounts.

28. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in several cities under agreements. As of December 31, 2021, future minimum commitments under these operating leases are as follows.

FUTURE LEASE COMMITMENTS
(Dollars in Thousands)

	Lease	Less: Sublease	Net Commitment
2022	$2,259	$(60)	$2,199
2023	2,639	-	2,639
2024	2,124	-	2,124
2025	1,770	-	1,770
2026	1,514	-	1,514
2027 and Thereafter	3,785	-	3,785
	$14,091	$(60)	$14,031

Rent expense for the years ended December 31, 2021, 2020, and 2019 was $1,639, $1,521, and $1,555, respectively, and was included in business development, occupancy, equipment expense in the consolidated statements of operations.  Rent expense was recorded net of sublease income was $178, $318 and $280 for the years ended December 31, 2021, 2020 and 2019, respectively. The lease commitments noted above represent the actual cash commitments and will not necessarily match the amount of rent expense recorded in the consolidated statements of operations.

Legal and Regulatory Proceedings

On October 8, 2021, Cohen & Company, Ltd., an Ohio limited liability company, as plaintiff, filed a complaint with the United States District Court, Eastern District of Pennsylvania, under the caption Cohen & Company, Ltd. v. Cohen & Company Inc., alleging that Cohen & Company, Inc., as defendant, has been using the “Cohen & Company” trademark and business name, which allegedly infringes and unfairly competes with the plaintiff’s registered trademarks “Cohen & Company” and “Cohen & Co,” in violation of applicable federal and state trademark laws and regulations.  Pursuant to the complaint, the plaintiff has demanded that the defendant be permanently enjoined from using the “Cohen & Company” trademark and business name in connection with its business, pay to the plaintiff statutory damages, attorneys’ fees and costs and other damages, and pay over to plaintiff all gains, profits and advantages realized by the defendant from its allegedly unlawful acts and omissions.  As of the date of this Annual Report on Form 10-K, the Company has been served the complaint and its responsive pleading is due on March 5, 2022. The Company intends to vigorously defend itself against the allegations set forth therein.

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

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2021
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Net trading	$69,385	$-	$-	$69,385	$-	$69,385
Asset management	-	10,923	-	10,923	-	10,923
New issue and advisory	28,736	-	-	28,736	-	28,736
Principal transactions and other income	(3)	768	36,559	37,324	-	37,324
Total revenues	98,118	11,691	36,559	146,368	-	146,368
Compensation and benefits	42,064	6,630	16,546	65,240	19,808	85,048
Other operating expense	13,914	2,151	387	16,452	5,275	21,727
Total operating expenses	55,978	8,781	16,933	81,692	25,083	106,775
Operating income / (loss)	42,140	2,910	19,626	64,676	(25,083)	39,593
Interest income (expense)	(435)	-	-	(435)	(6,798)	(7,233)
Income / (loss) from equity method affiliates	-	-	36,010	36,010	-	36,010
Other non-operating income	-	-	-	-	2,127	2,127
Income / (loss) before income taxes	41,705	2,910	55,636	100,251	(29,754)	70,497
Income tax expense / (benefit)	-	-	-	-	(1,614)	(1,614)
Net income / (loss)	41,705	2,910	55,636	100,251	(28,140)	72,111
Less: Net income / (loss) attributable to the non-controlling interest	-	1,878	33,696	35,574	25,255	60,829
Net income / (loss) attributable to Cohen & Company Inc.	$41,705	$1,032	$21,940	$64,677	$(53,395)	$11,282

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$1	$2	$-	$3	$368	$371

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2020
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Net trading	$73,611	$-	$-	$73,611	$-	$73,611
Asset management	-	8,759	-	8,759	-	8,759
New issue and advisory	2,234	-	-	2,234	-	2,234
Principal transactions and other income	3	639	44,864	45,506	-	45,506
Total revenues	75,848	9,398	44,864	130,110	-	130,110
Compensation and benefits	36,092	5,309	11,700	53,101	6,801	59,902
Other operating expense	12,546	2,042	168	14,756	5,241	19,997
Impairment of goodwill	7,883	-	-	7,883	-	7,883
Total operating expenses	56,521	7,351	11,868	75,740	12,042	87,782
Operating income / (loss)	19,327	2,047	32,996	54,370	(12,042)	42,328
Interest income (expense)	(997)	-	-	(997)	(8,592)	(9,589)
Income / (loss) from equity method affiliates	-	-	(2,955)	(2,955)	-	(2,955)
Income / (loss) before income taxes	18,330	2,047	30,041	50,418	(20,634)	29,784
Income tax expense / (benefit)	-	-	-	-	(8,669)	(8,669)
Net income / (loss)	18,330	2,047	30,041	50,418	(11,965)	38,453
Less: Net income / (loss) attributable to the non-controlling interest	-	1,408	8,640	10,048	14,200	24,248
Net income / (loss) attributable to Cohen & Company Inc.	$18,330	$639	$21,401	$40,370	$(26,165)	$14,205

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$18	$3	$-	$21	$313	$334

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2019
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Net trading	$38,172	$-	$-	$38,172	$-	$38,172
Asset management	-	7,560	-	7,560	-	7,560
New issue and advisory	1,831	-	-	1,831	-	1,831
Principal transactions and other income	1	530	1,572	2,103	-	2,103
Total revenues	40,004	8,090	1,572	49,666	-	49,666
Salaries/Wages	18,575	4,805	-	23,380	2,592	25,972
Other Operating Expense	12,257	2,456	399	15,112	4,541	19,653
Total operating expenses	30,832	7,261	399	38,492	7,133	45,625
Operating income / (loss)	9,172	829	1,173	11,174	(7,133)	4,041
Interest income (expense)	(175)	-	-	(175)	(7,409)	(7,584)
Income / (loss) from equity method affiliates	-	-	(553)	(553)	-	(553)
Income / (loss) before income taxes	8,997	829	620	10,446	(14,542)	(4,096)
Income tax expense / (benefit)	-	-	-	-	(523)	(523)
Net income / (loss)	8,997	829	620	10,446	(14,019)	(3,573)
Less: Net income / (loss) attributable to the non-controlling interest	-	-	(289)	(289)	(1,230)	(1,519)
Net income / (loss) attributable to Cohen & Company Inc.	$8,997	$829	$909	$10,735	$(12,789)	$(2,054)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$18	$3	$-	$21	$297	$318

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

Balance Sheet Data
As of December 31, 2021
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Total Assets	$3,501,973	$5,251	$104,491	$3,611,715	$42,544	$3,654,259

Included within total assets:
Investments in equity method affiliates	$-	$-	$48,238	$48,238	$-	$48,238
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

Balance Sheet Data
As of December 31, 2020
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Total Assets	$6,049,599	$1,540	$72,292	$6,123,431	$25,948	$6,149,379

Included within total assets:
Investments in equity method affiliates	$-	$-	$13,482	$13,482	$-	$13,482
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Total Revenues:
United States	$140,420	$125,151	$43,853
United Kingdom & Other	5,948	4,959	5,813
Total	$146,368	$130,110	$49,666

Long-lived assets attributable to an individual country, other than the United States, are not material.

30. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $6,388, $8,711 and $7,265 for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company paid income taxes of $166, $234, and $30 for the years ended December 31, 2021, 2020, and 2019, respectively, and received income tax refunds of  $96, $82, and $48 for the years ended December 31, 2021, 2020, and 2019, respectively.

In 2021, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered units of membership interests in the Operating LLC.  The Company recognized a net decrease  in additional paid-in capital of $1,929, a net decrease of $10 in AOCI, and an increase of $1,939  in non-controlling interest.  See note 21.

•

The Company recorded a decrease of $2,103 in due from related party, a corresponding increase of $701 in other investments at fair value, and a corresponding decrease of $1,402 to non-controlling interest, all as a result of an in-kind distribution of incremental LP interests, from the 2020 performance fee earned, to all the members of Vellar GP, including the Company.

•

The Company recorded a decrease of $3,958 in investments in equity method affiliates and a $31,049 decrease in other investments, at fair value and a corresponding decrease in non-controlling interest resulting from an in-kind distribution from Insurance SPAC II.

•	The Company recorded a decrease in other investments at fair value of $20,119 and a corresponding decrease in non-controlling interest resulting from an in-kind distribution from Insurance SPAC.
•	The Company recorded a net decrease in investments in equity method affiliates of $5,439 and a net increase in other investments at fair value of $5,439 resulting from an in-kind distribution from an equity method affiliate.
•	The Company recorded a decrease in other investments at fair value of $2,415 and a decrease in non-controlling interest of $2,415 resulting from an in-kind distribution from other consolidated subsidiaries.

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

•	In conjunction with the sale of ViaNova on August 22, 2020, the Company transferred one RTL with a fair value of $2,243 to JVB. As a result, the Company recorded an increase in other investments at fair value and corresponding decrease in other assets. See note 20.
•	The Company recorded a $9,694 decrease to other investments, at fair value resulting from noncontrolling interest in-kind distributions.

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

•	On December 30, 2019, the Company recorded a $7,779 increase to other investments, at fair value resulting from the contribution of IMXI securities from Daniel G. Cohen and the DGC Trust in exchange for the issuance of 22,429,541 newly issued units of membership interests in the Operating LLC and the issuance of 22,429,541 shares of Series F Preferred Stock. This also resulted in an increase of $7,779 in non-controlling interest. See notes 21, and 31.

As part of the Company's matched book repo operations, the Company enters into reverse repos with counterparties whereby it lends money and receives securities as collateral.  In accordance with  FASB ASC 860, the collateral securities are not recorded in the Company's consolidated balance sheets.  However, from time to time the Company will hold cash instead of securities as collateral for these transactions.  When the Company is provided cash as collateral for reverse repo transactions, the Company will make an entry to increase its cash and cash equivalents and to increase its other liabilities for the amount of cash received.  There are two main reasons the Company  may receive collateral in the form of cash as opposed to securities.  First, when the value of the collateral securities the Company has in its possession declines, the Company will require the counterparty to provide it with additional collateral.  The Company will accept either cash or additional liquid securities.  Often, the Company's counterparties will provide it with cash as they may not have liquid securities readily available.  Second, from time to time, the Company's counterparties require a portion of the collateral securities in the Company's possession returned to them for operating purposes.  In such instances, the counterparty may not have substitute liquid securities available and will often provide the Company with cash as collateral instead.  It is important to note that when the Company receives cash as collateral, it is temporary in nature and the Company has an obligation to return that cash when the counterparty provides substitute liquid securities as collateral or otherwise satisfies their associated reverse repo obligation.  The Company is generally required to return any cash collateral the same business day that it receives substitute securities.  See note 11.

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

The following table illustrates the impact of changing collateral deposits had on cash from operations:

	Year Ended December 31,
	2021	2020	2019
Collateral deposit end of period	$17,320	$41,119	$9,524
Less: Collateral deposit beginning of period	41,119	9,524	4,277
Impact to cash flow from operations	$(23,799)	$31,595	$5,247

31. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the years ended December 31, 2021, 2020, and 2019. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. The Bancorp, Inc. (“TBBK”)

TBBK is identified as a related party because Daniel G. Cohen was the chairman of TBBK through October 31, 2021.  Thereafter, TBBK will no longer be treated as a related party by the Company.

As part of the Company’s broker-dealer operations, the Company from time to time purchased securities from third parties and sold those securities to TBBK. The Company also purchased securities from TBBK and ultimately sold those securities to third parties. In either of the cases listed above, the Company included the trading revenue earned (i.e. the gain or loss realized, commission or interest earned) by the Company for the entire transaction in the amounts disclosed as part of net trading in the table at the end of this section.

From time to time, the Company will enter into repo agreements with TBBK as its counterparty.  As of December 31, 2021, and 2020, the Company had no repo agreements with TBBK as the counterparty therefore, no interest expense was incurred related to repo agreement with TBBK as it counterparty for the years ended December 31, 2021 and 2020.

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

In December 2019, the Company acquired a 45% interest in CK Capital Partners B.V. ("CK Capital"). The Company purchased this interest for $18 (of which $17 was paid to an entity controlled by Daniel G. Cohen).  CK Capital is a private company incorporated in the Netherlands and provides asset and investment advisory services relating to real estate holdings.  In addition, the Company also acquired a 10% interest in Amerisfoot Office Investment I Cooperatief U.A. ("AOI"), a real estate holding company, for $1 from entities controlled by Daniel G. Cohen.  See note 12.

CBF has been identified as a related party because (i) CBF is a non-controlling interest holder of the Company and (ii) CBF is wholly owned by Daniel G. Cohen. On September 29, 2017, CBF also invested $8,000 of the initial $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Trust / CBF pursuant to the CBF Investment Agreement.  The Company incurred interest expense on this instrument, which is disclosed as part of interest expense incurred in the table at the end of this section.  In March 2021, October 2020 and 2019, payments of $4,000, $2,500 and $1,500 were made by the Company to CBF, which reduced the redeemable financial instrument balance to zero.  See notes 19 and 20.

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

C. The Edward E. Cohen IRA

On August 28, 2015, $4,386 in principal amount of the 2013 Convertible Notes originally issued to Mead Park Capital in September 2013 was purchased by Pensco Trust Company, Custodian fbo Edward E. Cohen of which Edward E. Cohen is the benefactor.  Edward E. Cohen is the father of Daniel G. Cohen.  On September 25, 2019, the 2013 Convertible Notes were amended and restated by the 2019 Senior Notes. See note 20 for a description of amendments related to the 2019 Senior Notes and the 2013 Convertible Notes. On February 3, 2020, the $4,386 of the 2019 Senior Notes, representing all of the Senior Notes held by the Pensco Trust Company, Custodian fbo Edward E. Cohen were fully repaid. The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at the end of this section.

D. JKD Investor

The JKD Investor is an entity owned by Jack J. DiMaio, the vice chairman of the board of directors and vice chairman of the Operating LLC's board of managers and his spouse.  On October 3, 2016, JKD Investor invested $6,000 in the Operating LLC.  Additional investments were made in January 2017 and January 2019 in the amounts of $1,000 and $1,268, respectively.  See notes 19 and 20. The interest expense on this investment is disclosed as part of interest expense incurred in the table at end of this section

On January 31, 2020, JKD Investor purchased $2,250 of the 2020 Senior Notes.  See note 20.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at the end of this section.

E. DGC Trust

DGC Trust has been identified as a related party because Daniel G. Cohen's children are the beneficiaries of the trust and the trust was established by Daniel G. Cohen, chairman of the Company’s board of directors and chairman of the Operating LLC’s board of managers. Daniel G. Cohen does not have any voting or dispositive control of securities held in the interest of the trust.

On December 30, 2019, the DGC Trust contributed 291,480 shares of IMXI common stock with a fair value of $3,428 to the Operating LLC.  In exchange for these shares, the Operating LLC issued to the DGC Trust 9,880,268 newly issued units of membership interests in the Operating LLC and the Company issued to the DGC Trust 9,880,268 shares of newly issued Series F Preferred Stock.  The Company included the value of the shares of IMXI common stock in other investments, at fair value. See note 21.  In March 2017, the 2017 Convertible Note was issued to the DGC Trust.  See note 20.  The Company incurred interest expense on the 2017 Convertible Note, which is disclosed as part of interest expense incurred in the table below.  On September 29, 2017, the DGC Trust also invested $2,000 of the initial $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Trust / CBF pursuant to the DGC Trust Investment Agreement.  The Company redeemed the DGC Trust Redeemable Financial Instrument in full by making payment of $2,000 on September 30, 2020.  See notes 19 and 20.  Interest incurred on this instrument is disclosed in the table below.

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

G. FinTech Masala, LLC

FinTech Masala, LLC (formerly Bezuco Capital, LLC) is a related party because Betsy Cohen, the mother of Daniel G. Cohen, is a member of FinTech Masala, LLC.  Daniel G. Cohen is also a member of Fintech Masala, LLC.    The Company engaged Betsy Cohen as an agent of FinTech Masala, LLC as a consultant to provide certain services related to the Insurance SPAC. The Company agreed to pay a consultant fee of $1 per month, which commenced July 1, 2019 and continued through the Insurance SPAC Merger.  Betsy Cohen made a $2 investment in the Insurance SPAC Sponsor Entities in March 2019 which is included as a component of non-controlling interest in the consolidated balance sheet as of December 31, 2020.  The expense incurred by the Company for the consulting services provided by FinTech Masala, LLC are included within professional fees and operating expense in the consolidated income statement and are disclosed in the table below.

The Company engaged Betsy Cohen as an agent of FinTech Masala, LLC as a consultant to provide certain services related to the Insurance SPAC II. The Company agreed to pay a consultant fee of $1 per month, which commenced on October 1, 2020, and continued through February 2021. Betsy Cohen made a $1 investment in the Insurance SPAC II Sponsor Entities  which is included as a component of non-controlling interest in the consolidated balance sheet as of December 31, 2020.  The expense incurred by the Company for the consulting services provided by FinTech Masala, LLC is included within professional fees and operating expense in the consolidated income statement and are disclosed in the table below.

The Company engaged Betsy Cohen as an agent of  of FinTech Masala, LLC as a consultant to provide certain services related to the Insurance SPAC III. The Company agreed to pay a consultant fee of $1 per month, which commenced on December 1, 2020, and continues through the earlier of (i) the date that is thirty days following the closing of the Insurance SPAC III's Initial Business Combination and (ii) the date on which the Company or Betsy Cohen terminates the consulting agreement. Betsy Cohen made a $1 investment in the Insurance SPAC III Sponsor Entities, which is included as a component of non-controlling interest in the consolidated balance sheet as of December 31, 2021 and December 2020, respectively.  The expense incurred by the Company for the consulting services provided by FinTech Masala, LLC is included within professional fees and operating expense in the consolidated income statement and are disclosed in the table below.

The Company has a sublease agreement as sub-lessor for certain office space with FinTech Masala, LLC.  The Company received payments under this sublease agreement which payments are recorded as a reduction in rent expenses.  This sublease agreement commenced on August 1, 2018 and has a term that automatically renews for one year periods if not cancelled by either party upon 90 days’ notice prior to the end of the then-existing term.  The income earned pursuant to this sublease agreement is included as a reduction in rent expense in the consolidated statements of income and is disclosed in the table below.

 H.  Investment Vehicle and Other

FlipOs (previously Stoa USA, Inc.)

FlipOs is a related party because Daniel Cohen is a director. As of December 31, 2021 the Company made cumulative investments of $566 in FlipOs.  The fair value of this investment is included in other investments, at fair value on the consolidated balance sheets; any realized and unrealized gains on this investment are included in principle transactions and other income on the consolidated statements of operations and comprehensive income. This amount is included in the table below.

CK Capital and AOI

CK Capital and AOI are related parties as they are equity method investments of the Company.  In December 2019, the Company acquired a 45% interest in CK Capital.  The Company purchased this interest for $18 (of which $17 was paid to an entity controlled by Daniel G. Cohen).  In addition, in December 2019, the Company also acquired a 10% interest in AOI, a real estate holding company, for $1 from entities controlled by Daniel G. Cohen.  Income earned, or loss incurred by the Company on the equity method investments in CK Capital and AOI is included in the tables below.  In accordance with the CK Capital shareholders agreement, the Company may receive fees for consulting services provided by the Company to CK Capital.  Any fees earned for such consulting services are included in principal transactions and other income in the table below. See Note 12.

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

Insurance SPAC II

Prior to February 9, 2021, the date of the Insurance SPAC II merger, Insurance SPAC II was considered a related party as it was an equity method investment of the Company.  The Operating LLC was the manager of the Insurance SPAC II Sponsor entities and the Company consolidated the Insurance SPAC II Sponsor Entities. Prior to the Insurance SPAC II Merger, the Company owned 46.1% of the equity in Insurance SPAC II.  Income earned, or loss incurred on the equity method investment in Insurance SPAC II is included in the table below.  The Operating LLC and the Insurance SPAC II entered into an administrative services agreement, dated September 2, 2020, pursuant to which the Operating LLC and the Insurance SPAC II agreed that, commencing on the date that the Insurance SPAC II’s securities were first listed on the NASDAQ Capital Market through the earlier of the Insurance SPAC II’s consummation of a business combination and its liquidation, the Insurance SPAC II would pay the Operating LLC $20 per month for certain office space, utilities, secretarial support, and administrative services.  Revenue earned by the Company from such administrative services agreement is included as part of principal transactions and other income in the tables below.  The Company also agreed to lend the Insurance SPAC II $750 for operating and acquisition related expenses as a sponsor of Insurance SPAC II; no amounts have been borrowed as of December 31, 2021. See notes 4 and 12.

Insurance SPAC III

Insurance SPAC III is a related party as it is an equity method investment of the Company.  The Operating LLC, is the manager of the Insurance SPAC III Sponsor Entities and the Company consolidates the Insurance SPAC III Sponsor Entities. As of December 31, 2021, Insurance SPAC III Sponsor Entities owns 47.3% of the equity in Insurance SPAC III Sponsor Entities. Income earned, or loss incurred on the equity method investment in the Insurance SPAC III is included in the table below.  The Operating LLC and the Insurance SPAC III entered into an administrative services agreement, dated December 17, 2020, pursuant to which the Operating LLC and the Insurance SPAC III agreed that, commencing on the date that the Insurance SPAC III’s securities were first listed on the NASDAQ Capital Market through the earlier of the Insurance SPAC III’s consummation of a business combination and its liquidation, the Insurance SPAC III would pay the Operating LLC $20 per month for certain office space, utilities, and shared personnel support as may be requested by Insurance SPAC III.  Revenue earned by the Company from the administrative services agreement is included as part of principal transactions and other income in the tables below. The Company also agreed to lend Insurance SPAC III $810 for operating and acquisition related expenses, of which $500 was borrowed by Insurance SPAC III from the Company as of December 31, 2021. In the first quarter of 2022, the Operating LLC advanced an additional $310 to Insurance SPAC III.  See notes 4 and 12.

Sponsor Entities of Other SPACs

In general, a SPAC is initially funded by a sponsor and that sponsor invests in and receives private placement and founder shares of the SPAC.  The sponsor  may be organized as a single legal entity or multiple entities under common control.  In either case, the entity or entities is referred in this section as the sponsor of the applicable SPAC.  The Company has had the following transactions with various sponsors of SPACs that are related parties and which the Company does not consolidate.

Fintech Acquisition Corp. III ("FTAC III") was a SPAC.  The sponsor of FTAC III ("FTAC III Sponsor") is a related party because Daniel G. Cohen was the manager of the FTAC II Sponsor.   In December 2018, the Operating LLC entered into an agreement with FTAC III Sponsor whereby the Company will provide certain accounting and administrative services and in exchange the Company received 23,300 founder shares of FTAC III.  The revenue earned on this arrangement is disclosed in Principle transactions and other income, SPAC Sponsor Entities in the tables below.

Fintech Acquisition Corp. IV ("FTAC IV") was a SPAC.  The sponsor of Fintech Acquisition Corp. IV ("FTAC IV Sponsor") is a related party as it is an equity method investment of the Company.  The Company made a sponsor investment in FTAC IV Sponsor, receiving a final allocation of 81,825 founder shares of Fintech Acquisition IV stock for $1.  In addition, on September 29, 2020, the Operating LLC entered into a letter agreement with FTAC IV Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC IV Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of an additional 24,547 founder shares of Fintech Acquisition IV stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principle transactions and other income, SPAC Sponsor Entities in the tables below.

Fintech Acquisition Corp. V ("FTAC V") is a SPAC.  The sponsor of Fintech Acquisition Corp. V ("FTAC V Sponsor") is a related party as it is an equity method investment of the Company.  The Company made a sponsor investment in FTAC V Sponsor, receiving an allocation of 140,000 founder shares. On December 14, 2020, the Operating LLC entered into a letter agreement with FTAC V Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC V Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founder shares of FTAC V stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principle transactions and other income, SPAC Sponsor Entities in the tables below.

Fintech Acquisition Corp. VI ("FTAC VI") is a SPAC.  The sponsor of Fintech Acquisition Corp. VI ("FTAC VI Sponsor") is a related party as it is an equity method investment of the Company.  On June 26, 2021, the Operating LLC entered into a letter agreement with FTAC VI Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC VI Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founder shares of FTAC VI stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principle transactions and other income, SPAC Sponsor Entities in the tables below.

FTAC Olympus Acquisition Corp ("FTAC Olympus") was a SPAC.  The sponsor of FTAC Olympus Acquisition Corp. ("FTAC Olympus Sponsor") is a related party as it is an equity method investment of the Company.  The Company made a sponsor investment in FTAC Olympus Sponsor, receiving a final allocation of 399,741 founder shares of FTAC Olympus stock.  In addition, on September 8, 2020, the Operating LLC entered into a letter agreement with FTAC Olympus Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Olympus Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of an additional 19,987 founder shares of FTAC Olympus stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principle transactions and other income, SPAC Sponsor Entities in the tables below.

FTAC Athena Acquisition Corp. ("FTAC Athena") is a SPAC.  The sponsor of FTAC Athena Acquisition Corp. ("FTAC Athena Sponsor") is a related party as it is an equity method investment of the Company.  On February 26, 2021, the Operating LLC entered into a letter agreement with FTAC Athena Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Olympus Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founder shares of FTAC Athena stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, SPAC Sponsor Entities in the tables below.

FTAC Hera Acquisition Corp. ("FTAC Hera") is a SPAC.  The sponsors of FTAC Hera Acquisition Corp. ("FTAC Hera Sponsors") is a related party as it is an equity method investment of the Company.  On March 5, 2021, the Operating LLC entered into a letter agreement with FTAC Hera Sponsors whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Hera Sponsors for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founder shares of FTAC Hera stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, SPAC Sponsor Entities in the tables below.

FTAC Parnassus Acquisition Corp. ("FTAC Parnassus") is a SPAC.  The sponsors of FTAC Parnassus Acquisition Corp. ("FTAC Parnassus Sponsors") is a related party as it is an equity method investment of the Company.  On March 15, 2021, the Operating LLC entered into a letter agreement with FTAC Parnassus Sponsors whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Parnassus Sponsors for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founder shares of FTAC Parnassus stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, SPAC Sponsor Entities in the tables below.

Other

The Company invests in sponsor entities of SPACS, either directly or through its interest in the SPAC Series Funds, that are not otherwise affiliated with the Company but are considered related parties because they are accounted for under the equity method.  As of December 31, 2021, the Company owned 11.3% of these entities in the aggregate. Income earned or loss incurred on the equity method investment in the SPAC Sponsor Entities is included in the tables below.

SPAC Fund

The SPAC Fund is considered a related party because it is an equity method investment. The Company has an investment in and a management contract with the SPAC Fund.  Income earned or loss incurred on the investment are included as part of principal transactions and other income.  Revenue earned on the management contract are included as part of asset management in the table below.  As of December 31, 2021, the Company owned 1.8% of the equity of the SPAC Fund.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment are included as part of principal transactions and other income.  Revenue earned on the management contract are included as part of asset management in the table below.  As of December 31, 2021, the Company owned 3.1% of the equity of the U.S. Insurance JV.

CREO JV

CREO JV is considered a related party because it is an equity method investment. The Company has an investment in and a management contract with CREO JV.  Income earned or loss incurred on the investment are included as part of principal transactions and other income.  Revenue earned on the management contract are included as part of asset management in the table below.  As of December 31, 2021, the Company owned 7.5% of the equity of CREO JV.

The following tables display the routine transactions recognized in the statements of operations from identified related parties that are described above.

Related Party Transactions
(Dollars in Thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net trading
TBBK	$-	$-	$14

Asset management
EuroDekania	-	-	236
SPAC Fund	4,327	2,406	331
Other SPAC Entities	319		-
U.S. Insurance JV	525	368	303
	$5,171	$2,774	$870
Principal transactions and other income
EuroDekania	-	-	279
Dutch Real Estate Entities	137	147	-
Insurance SPAC	-	95	95
Insurance SPAC II	40	80	-
Insurance SPAC III	240	20	-
FlipOS	1,805	-	-
Other SPAC Entities	132	23	10
SPAC Fund	474	183	30
U.S. Insurance JV	142	222	150
	$2,970	$770	$564
Income (loss) from equity method affiliates
Dutch Real Estate Entities	(137)	639	-
Insurance SPAC	-	(3,138)	(553)
Insurance SPAC II	(107)	(486)	-
Insurance SPAC III	(1,200)	(34)	-
Other SPAC Entities	37,453	63	-
	$36,009	$(2,956)	$(553)

Operating expense (income)
Duane Morris	925	1,194	462
Fintech Masala, LLC	(54)	(44)	(34)
	$871	$1,150	$428
Interest expense (income)
CBF	197	1,191	912
DGC Trust	1,534	1,804	1,725
EBC	211	289	218
Edward E. Cohen IRA	-	47	398
JKD Investor	1,985	2,131	699
	$3,927	$5,462	$3,952

The following related party transactions are non-routine and are not included in the tables above.

I. Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen, its chairman, and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k)-savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made to the plan on behalf of the Company were $287, $270, and $265 for the years ended December 31, 2021, 2020, and 2019, respectively.

 On October 21, 2019, the Company purchased 23,000 shares from a former member of the board of directors for $230 or $10.00 per share and on  November 7, 2019, the Company purchased 1,000 shares from the chief financial officer for $5 or $4.50 per share.

 The Company leases office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio, Jr., the vice chairman of the Company's board of directors. The lease agreement automatically renews each  June unless it is terminated with 120 days' notice.  The Company recorded $96 of rent expense related to this agreement for each of the three years ended December 31, 2021, 2020, and 2019, respectively.

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

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	As of December 31,
	2021	2020
CK Capital	$137	$147
U.S. Insurance JV	147	78
Insurance SPAC III	500	-
SPAC Fund	3,653	2,255
Employees & other	144	332
Due from Related Parties	$4,581	$2,812

33. SUBSEQUENT EVENTS

Subsequent to December 31, 2021, U.S. public equity markets have broadly declined as well as become more volatile.  Specifically, equity prices for SPACs as well as post business combination former SPAC public companies have declined significantly.  The Company has significant exposure to these investments both through its investments in equity method affiliates and other investments, at fair value.  The Company has particular concentrations in the following public companies: SFT, MILE, HLGN, WEJO, REE, PAYO, and PWP.  See notes 4, 8, 9, and 12.

SCHEDULE I

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Balance Sheets
(Dollars in Thousands)

	As of December 31,
	2021	2020
Assets
Cash	$-	$-
Investment in Cohen & Company, LLC	77,316	62,552
Deferred income taxes	8,194	7,397
Total assets	$85,510	$69,949

Liabilities
Accrued interest and other liabilities	$134	$205
Deferred income taxes	-	-
Debt	23,961	25,835
Total liabilities	24,095	26,040

Stockholders’ Equity
Preferred Stock	27	27
Common Stock	17	13
Additional paid-in capital	72,006	65,031
Accumulated deficit	(9,730)	(20,341)
Accumulated other comprehensive loss	(905)	(821)
Total stockholders’ equity	61,415	43,909

Total liabilities and stockholders’ equity	$85,510	$69,949

See accompanying notes to condensed financial statements.

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Statements of Operations
(Dollars in Thousands)

	For the Year Ended December 31,
	2021	2020	2019

Revenues
Equity in undistributed earnings / (loss) from Cohen & Company, LLC	$13,324	$8,567	$1,340
Total revenues	13,324	8,567	1,340
Operating income / (loss)	13,324	8,567	1,340
Non-operating expense
Interest expense	(2,812)	(3,218)	(4,074)
Income / (loss) before income taxes	10,512	5,349	(2,734)
Income tax (benefit) / expense	(770)	(8,856)	(680)
Net income / (loss)	$11,282	$14,205	$(2,054)

See accompanying notes to condensed financial statements.

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Statements of Cash Flows
(Dollars in Thousands)

	For the Year Ended December 31,
	2021	2020	2019

Operating activities
Net income / (loss)	$11,282	$14,205	$(2,054)
Adjustments to reconcile net income / (loss) to net cash provided by / (used) in operating activities:
Equity in undistributed earnings / (loss) from Cohen & Company, LLC	(13,324)	(8,567)	(1,340)
Distributions from / (contributions to) Cohen & Company, LLC	(2,662)	9,388	4,634
Other (income) / expense	-	-	-
Amortization of discount of debt	526	434	277
(Increase) / decrease in other assets	-	21	47
Increase / (decrease) in accounts payable and other liabilities	(71)	(34)	19
Increase / (decrease) in deferred income taxes	(797)	(8,877)	(678)
Net cash provided by / (used in) operating activities	(5,046)	6,570	905
Financing activities
Repurchase and repayment of debt	-	-	-
Proceeds from issuance of Common Stock	9,076	-	-
Cash used to net share settle equity awards	(102)	(15)	(87)
Principal payments on debt	(2,400)	(4,386)	-
Repurchase of stock	(857)	(2,142)	(299)
Dividends paid to stockholders	(671)	(27)	(519)
Net cash provided by / (used in) financing activities	5,046	(6,570)	(905)
Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

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