Form 10-Q
period 2022-03-31
Cohen & Co Inc.
filed 2022-05-06
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 2, 2022, there were 1,718,135 shares of common stock ($0.01 par value per share) of Cohen & Company, Inc. ("Common Stock") outstanding.

Cohen & Company Inc.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2022

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

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Actual results may differ materially because of various factors, some of which are outside our control, including the following:

●	a decline in general economic conditions or the global financial markets;
●

continuation of the COVID-19 pandemic or future outbreaks of COVID-19, the timing and effectiveness of vaccine distribution, and uncertainty surrounding the length and severity of future impacts on the global economy and on our business, liquidity, results of operations and financial condition;

●	economic uncertainty and capital markets disruption which have been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine;
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

“JVB Holdings” refers to JVB Financial Holdings, L.P., a wholly owned subsidiary of the Operating LLC; “JVB” refers to J.V.B. Financial Group, LLC, a wholly owned broker-dealer subsidiary of JVB Holdings; "CCFESA" refers to Cohen & Company Financial Europe Limited S.A., a majority owned subsidiary regulated by the Autorite de Controle Prudentiel et de Resolution ("ACPR") in France; “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a wholly owned subsidiary of the Operating LLC regulated by the Central Bank of Ireland ( the “CBI”).

“Securities Act” refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2022
	(unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$62,510	$50,567
Receivables from brokers, dealers, and clearing agencies	102,049	68,392
Due from related parties	1,705	4,581
Other receivables	5,439	3,203
Investments-trading	248,721	223,865
Other investments, at fair value	49,599	56,033
Receivables under resale agreements	2,193,562	3,175,645
Investments in equity method affiliates	17,714	48,238
Deferred income taxes	10,049	11,513
Goodwill	109	109
Right-of-use asset - operating leases	11,087	10,273
Other assets	4,188	3,885
Total assets	$2,706,732	$3,656,304

Liabilities
Payables to brokers, dealers, and clearing agencies	$158,172	$160,896
Accounts payable and other liabilities	50,590	22,819
Accrued compensation	11,109	22,577
Trading securities sold, not yet purchased	128,480	62,512
Other investments sold, not yet purchased	208	2,488
Securities sold under agreements to repurchase	2,188,415	3,171,415
Lease liability - operating leases	11,725	10,813
Redeemable financial instruments	7,957	7,957
Debt	28,598	43,394
Total liabilities	2,585,254	3,504,871

Commitments and contingencies (See note 20)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized, 27,413,098 shares issued and outstanding, respectively	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,718,135 and 1,697,443 shares issued and outstanding, respectively, including 291,279 and 366,293 unvested or restricted share awards, respectively	17	17
Additional paid-in capital	71,980	72,006
Accumulated other comprehensive loss	(920)	(905)
Accumulated deficit	(18,297)	(9,204)
Total stockholders' equity	52,807	61,941
Non-controlling interest	68,671	89,492
Total equity	121,478	151,433
Total liabilities and equity	$2,706,732	$3,656,304

(

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Net trading	$12,022	$19,183
Asset management	1,889	2,093
New issue and advisory	3,770	1,839
Principal transactions and other income (loss)	(18,363)	79,561
Total revenues	(682)	102,676

Operating expenses
Compensation and benefits	13,879	26,647
Business development, occupancy, equipment	1,248	719
Subscriptions, clearing, and execution	1,941	2,790
Professional fee and other operating	1,996	1,994
Depreciation and amortization	132	81
Total operating expenses	19,196	32,231

Operating income (loss)	(19,878)	70,445

Non-operating income (expense)
Interest expense, net	(1,351)	(2,014)
Income (loss) from equity method affiliates	(12,104)	(835)
Income (loss) before income tax expense (benefit)	(33,333)	67,596
Income tax expense (benefit)	1,833	868
Net income (loss)	(35,166)	66,728
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	(14,704)	29,970
Enterprise net income (loss)	(20,462)	36,758
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	(12,850)	27,403
Net income (loss) attributable to Cohen & Company Inc.	$(7,612)	$9,355
Income (loss) per share data (see note 19)
Income (loss) per common share-basic:
Basic income (loss) per common share	$(5.46)	$9.04
Weighted average shares outstanding-basic	1,394,954	1,034,287
Income (loss) per common share-diluted:
Diluted income (loss) per common share	$(5.46)	$6.98
Weighted average shares outstanding-diluted	1,394,954	5,053,562

Dividends declared per common share	$1.00	$-

Comprehensive income (loss)
Net income (loss)	$(35,166)	$66,728
Other comprehensive income (loss) item:
Foreign currency translation adjustments, net of tax of $0	(66)	(231)
Other comprehensive income (loss), net of tax of $0	(66)	(231)
Comprehensive income (loss)	(35,232)	66,497
Less: comprehensive income (loss) attributable to the non-controlling interest	(27,601)	57,212
Comprehensive income (loss) attributable to Cohen & Company Inc.	$(7,631)	$9,285

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Three Months Ended March 31, 2022
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Preferred Stock	Common Stock	Paid-In Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2021	$27	$17	$72,006	$(9,204)	$(905)	$61,941	$89,492	$151,433
Net (loss)	-	-	-	(7,612)	-	(7,612)	(27,554)	(35,166)
Other comprehensive (loss)	-	-	-	-	(19)	(19)	(47)	(66)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(292)	-	4	(288)	288	-
Equity-based compensation	-	-	338	-	-	338	766	1,104
Shares withheld for employee taxes	-	-	(72)	-	-	(72)	(145)	(217)
Dividends/distributions to convertible non-controlling interest	-	-	-	(1,481)	-	(1,481)	(3,475)	(4,956)
Convertible non-controlling interest investment	-		-	-	-	-	15,000	15,000
Non-convertible non-controlling interest investment	-	-	-	-	-	-	6	6
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(5,660)	(5,660)
March 31, 2022	$27	$17	$71,980	$(18,297)	$(920)	$52,807	$68,671	$121,478

	Cohen & Company Inc.
	Three Months Ended March 31, 2021
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Preferred Stock	Common Stock	Paid-In Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Stockholders' Equity	Non-controlling Interest	Total Equity
December 31, 2020	$27	$13	$65,031	$(20,341)	$(821)	$43,909	$57,528	$101,437
Net income	-	-	-	9,355	-	9,355	57,373	66,728
Other comprehensive loss	-	-	-	-	(70)	(70)	(161)	(231)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	926	-	4	930	(930)	-
Equity-based compensation and vesting of shares	-	-	153	-	-	153	13,488	13,641
Shares withheld for employee taxes	-	-	(97)	-	-	(97)	(264)	(361)
Purchase and retirement of Common Stock			(662)			(662)	-	(662)
Dividends/distributions to convertible non-controlling interest	-	-	-	(7)	-	(7)	(11)	(18)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	23	23
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(25,885)	(25,885)
March 31, 2021	$27	$13	$65,351	$(10,993)	$(887)	$53,511	$101,161	$154,672

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income (loss)	$(35,166)	$66,728
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	1,104	13,641
Accretion of income on other investments, at fair value	-	(3,000)
Loss (gain) on other investments, at fair value	18,718	(79,189)
Loss / (gain) on other investments, sold not yet purchased	(178)	(62)
(Income) / loss from equity method affiliates	12,104	835
Depreciation and amortization	132	81
Amortization of discount on debt	204	206
Deferred tax provision (benefit)	1,464	619
Change in operating assets and liabilities, net:
Change in receivables from / payables to brokers, dealers, and clearing agencies	(36,381)	23,497
Change in receivables from / payables to related parties, net	2,876	106
(Increase) decrease in other receivables	(2,236)	(1,807)
(Increase) decrease in investments-trading	(24,856)	(41,353)
(Increase) decrease in receivables under resale agreement	982,083	(1,583,195)
(Increase) decrease in other assets	(951)	(47)
Increase (decrease) in accounts payable and other liabilities	23,933	(12,381)
Increase (decrease) in accrued compensation	(11,468)	(3,180)
Increase (decrease) in trading securities sold, not yet purchased	65,968	14,288
Increase (decrease) in securities sold under agreement to repurchase	(983,000)	1,576,063
Net cash provided by (used in) operating activities	14,350	(28,150)
Investing activities
Purchase of other investments, at fair value	(3,869)	(35,279)
Purchase of investments - other investments sold, not yet purchased, at fair value	(4,178)	(4,442)
Sales and returns of principal-other investments, at fair value	7,395	46,740
Sales and returns of principal - other investments sold, not yet purchased, at fair value	1,239	4,398
Investment in equity method affiliate	(438)	(268)
Purchase of furniture, equipment, and leasehold improvements	(298)	(190)
Net cash provided by (used in) investing activities	(149)	10,959
Financing activities
Proceeds from debt	2,250	-
Repayment of debt	(2,250)	-
Repayments of redeemable financial instruments	-	(4,000)
Cash used to net share settle equity awards	(217)	(361)
Purchase and retirement of Common Stock	-	(662)
Cohen & Company Inc. dividends	(54)	(7)
Convertible non-controlling interest distributions	(142)	(138)
Non-convertible non-controlling interest investment	6	23
Non-convertible non-controlling interest distributions	(1,775)	-
Net cash provided by (used in) financing activities	(2,182)	(5,145)
Effect of exchange rate on cash	(76)	(189)
Net increase (decrease) in cash and cash equivalents	11,943	(22,525)
Cash and cash equivalents, beginning of period	50,567	41,996
Cash and cash equivalents, end of period	$62,510	$19,471

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

The Company

The Company is a financial services company specializing in fixed income and SPAC markets. As of March 31, 2022, the Company had $2.27 billion in assets under management (“AUM”) of which 51.8% or $1.17 billion, was in collateralized debt obligations (“CDOs”). The remaining portion of AUM is from a diversified mix of Investment Vehicles (as defined herein).

In these financial statements, the “Company” refers to Cohen & Company Inc. and its subsidiaries on a consolidated basis. Cohen & Company, LLC or the “Operating LLC” refers to the main operating subsidiary of the Company.  “Cohen Brothers” refers to the pre-AFN Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “Cohen & Company Inc.” is used, it is referring to the parent company itself. “JVB Holdings” refers to J.V.B. Financial Holdings, LP; “JVB” refers to J.V.B. Financial Group LLC, a broker-dealer subsidiary; "CCFESA" refers to Cohen & Company Financial Europe Limited S.A., a majority owned subsidiary regulated by the Autorite de Controle Prudentiel et de Resolution ("ACPR") in France. “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary formerly regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom; “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a subsidiary formerly regulated by the Central Bank of Ireland in Ireland.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2021.

CORRECTION OF AN IMMATERIAL ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the three months ended March 31, 2022, the Company determined that it had made an error when calculating its December 31, 2021, deferred tax asset and current tax payable related to its net operating loss carryforwards in certain local jurisdictions.  Accordingly, the Company recorded an adjustment in that period and revised the December 31, 2021 balances presented herein.  The below table shows the line items impacted and compares the amounts as previously stated to the revised amounts included in this report.

The balance sheet amounts shown below are as of December 31, 2021.  The income statement amounts are for the year ended December 31, 2021.

Balance Sheet	As Stated	Revised	Change
Deferred income taxes	$9,468	$11,513	$2,045
Accounts payable and other liabilities	22,701	22,819	118
Accumulated deficit	(9,730)	(9,204)	526
Non-controlling interest	$88,091	$89,492	$1,401

Income Statement
Income tax expense (benefit)	$(1,614)	$(3,541)	$(1,927)
Net Income (loss)	72,111	74,038	1,927
Net Income attributable to non-controlling interests	60,829	62,230	1,401
Net income (loss) attributable to Cohen & Company, Inc.	$11,282	$11,808	$526

Basic Earnings Per Share	$9.50	$9.95	$0.45
Diluted Earnings Per Share	$7.48	$7.83	$0.35

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

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs.  The ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. The Company’s adoption of the provisions of ASU 2020-08, effective January 1, 2022, did not have an effect on the Company’s consolidated financial statements.

In October 2020, the FASB issued 2020-10, Codification Improvements.  The ASU affects a wide variety of Topics in the Codification. The ASU, among other things, contains amendments that improve consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section.  Many of the amendments arose because the FASB provided an option to give certain information either on the face of the financial statements or in the notes to financial statements and that option only was included in the Other Presentation Matters Section of the Codification. The option to disclose information in the notes to financial statements should have been codified in the Disclosure Section as well as the Other Presentation Matters Section (or other Section of the Codification in which the option to disclose in the notes to financial statements appears). The Company’s adoption of the provisions of ASU 2020-10, effective January 1, 2022, did not have an effect on the Company’s consolidated financial statements.

In May 2021, the FASB issued 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40):  Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. The Company’s adoption of the provisions of ASU 2021-04, effective January 1, 2022, did not have an effect on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The Company’s adoption of the provisions of ASU 2021-08, effective January 1, 2022, did not have an effect on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU includes amendments that are expected to increase transparency in financial reporting by requiring business entities to disclose information about certain types of government assistance they receive. The amendments require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance:  (i) information about the nature of the transactions and the related accounting policy used to account for the transactions; (ii) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. The Company’s adoption of the provisions of ASU 2021-10, effective January 1, 2022, did not have an effect on the Company’s consolidated financial statements.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings ("TDRs") and Vintage Disclosures.  The amendments in this ASU eliminate TDR recognition and measurement guidance and instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan.  The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Cash and cash equivalents: Cash and cash equivalents are carried at historical cost, which is assumed to approximate fair value. The estimated fair value measurement of cash and cash equivalents is classified within level 1 of the valuation hierarchy.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the debt was assumed in the AFN Merger and recorded at fair value as of that date. As of March 31, 2022 and December 31, 2021, the fair value of the Company’s debt was estimated to be $35,473 and $54,284, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the value hierarchy.

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

4. OTHER RECENT BUSINESS TRANSACTIONS OR EVENTS

Conversion of the 2017 Convertible Note

On March 10, 2017, the Operating LLC issued to DGC Family Fintech Trust (the “DGC Trust”), a trust established by Daniel G. Cohen, a convertible senior secured promissory note in the aggregate principal amount of $15,000 (the "2017 Convertible Note").  On March 20, 2022, the DGC Trust elected to convert the 2017 Convertible Note into an aggregate of 10,344,827 units of membership interests in the Operating LLC at the conversion rate specified in the 2017 Convertible Note agreement of $1.45 per unit. As a result of such conversion, the 2017 Convertible Note was cancelled in its entirety.  These units of membership interests have the same conversion and redemption rights as the existing convertible non-controlling interest units of membership interests.  See note 21 to the Company's December 31, 2021 Annual Report filed on Form 10-K for additional information regarding the 2017 Convertible Note.

Pursuant to the DGC Trust’s governing documents, Daniel G. Cohen has the ability to acquire at any time any of the DGC Trust’s assets, including the units of membership interest, by substituting other property of an equivalent value without the approval or consent of any person, including any trustee or beneficiary of the DGC Trust. see Notes 16 and 23.

The 2020 Senior Notes

On January 31, 2022, the Operating LLC and JKD Investor entered into a Note Purchase Agreement.  On  January 31, 2020, the Operating LLC entered into a Note Purchase Agreement (the “Original Purchase Agreement”) with JKD Capital Partners I LTD, a New York corporation (“JKD Investor”), and RN Capital Solutions LLC, a Delaware limited liability company (“RNCS”).  The JKD Investor is owned by Jack DiMaio, Jr., the vice chairman of the Company’s board of directors and the Operating LLC’s board of managers, and his spouse.  The note purchased by the JKD Investor is herein referred to as the “JKD Note.”

Pursuant to the Original Purchase Agreement, JKD Investor and RNCS each purchased a senior promissory note in the principal amount of $2,250 (for an aggregate investment of $4,500).  The senior promissory notes bore interest at a fixed rate of 12% per annum and matured on  January 31, 2022., pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor an Amended and Restated Senior Promissory Note in the aggregate principal amount of $4,500 (the “Amended and Restated Note”), which Amended and Restated Note amended and restated the JKD Note in its entirety.  The 2022 Purchase Agreement contains customary representations and warranties on the part of each of JKD Investor and the Operating LLC.  The Company used these proceeds to retire $2,250 of existing 2020 Senior Notes held by RNCS.  See note 16.

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

The commercial real estate loans that will be funded by the CREO JV  may be originated by the Company and the Company may earn origination fees in connection with such transactions. In addition, the Company may earn structuring fees in connection with structuring and consummating a CRE CLO consisting of a pooling of commercial real estate loans. The Company also may earn management fees as manager of any CRE CLOs based on the value of the assets consolidated into a CRE CLO (calculated in accordance with the terms of such CRE CLO), payable from the proceeds generated by and in accordance with the distribution waterfall of such CRE CLO.

The Company has elected the fair value option in accordance with the provisions of FASB ASC 820, Fair Value Measurements (“FASB ASC 820”) to account for its investment in the CREO JV.  The investment is included in other investments at fair value, on the consolidated balance sheet and gains and losses (both realized and unrealized) are recognized in the consolidated statement of operations as a component of principal transactions and other income.  Because the CREO JV has the attributes of investment companies as described in FASB ASC 946-15-2, the Company estimates the fair value of its investment using the net asset value (“NAV”) per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. As of March 31, 2022, the Company's investment balance in the CREO was $6,617.

Wind Down of the Company's GCF Repo Business

Since 2017, the Company has carried out a matched book GCF repo business as a full netting member of the FICC Government Services Division.  In October 2021, primarily due to reduced spreads in the repo market for GCF collateral, the Company decided to wind down this business.  As of December 31, 2021, the wind down was completed and the GCF reverse repurchase agreements and repurchase agreements balances were reduced to zero. See note 10.

INSU Acquisition Corp III ("Insurance SPAC III")

The Operating LLC is the manager of Insurance Acquisition Sponsor III, LLC (“IAS III”) and Dioptra Advisors III, LLC (together with IAS III, the “Insurance SPAC III Sponsor Entities”). The Insurance SPAC III Sponsor Entities are sponsors of INSU Acquisition Corp. III ("Insurance SPAC III"). On December 22 2020, Insurance SPAC III completed the sale of 25,000,000 units (the “Insurance SPAC III Units”) in its initial public offering which included 3,200,000 units issued pursuant to the underwriters’ over-allotment option.

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

The Operating LLC loaned to Insurance SPAC III approximately $71 to cover IPO expenses, which was repaid in full at the closing of the IPO. Insurance Acquisition Sponsor III and its affiliates, including the Operating LLC, have also committed to loan Insurance SPAC III up to an additional $1,500 to cover operating and acquisition related expenses following the IPO, of which $810 was borrowed by Insurance SPAC III as of   March 31, 2022. In April 2022, the Operating LLC advanced an additional $150 to Insurance SPAC III. See note 23.  These loans will bear no interest and, if Insurance SPAC III consummates a business combination in the required timeframe, the loans are to be repaid from the funds held in Insurance SPAC III’s trust account. If Insurance SPAC III does not consummate a business combination in the required timeframe, no funds from Insurance SPAC III's trust account can be used to repay the loans.

As of  March 31, 2022, the Company had a total equity method investment in Insurance SPAC III of $3,954, which was included as a component of investment in equity method affiliates in its consolidated balance sheet.  Partially offsetting this amount was non-controlling interest of $4,511, which was included as a component of non-controlling interest in the Company's consolidated balance sheet.  Therefore, the net carrying value of the Company's investment in Insurance SPAC III (excluding its advances under its loan agreement) was $(557) as of March 31, 2022.

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING
(Dollars in Thousands)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Net realized gains (losses) - trading inventory	$4,615	$17,899
Net unrealized gains (losses) - trading inventory	(3,263)	(11,554)
Net gains and losses	1,352	6,345

Interest income- trading inventory	1,091	1,756
Interest income-receivables under resale agreements	19,010	23,449
Interest income	20,101	25,205

Interest expense-securities sold under agreements to repurchase	(9,238)	(12,176)
Interest expense-margin payable	(193)	(191)
Interest expense	(9,431)	(12,367)

Net trading	$12,022	$19,183

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 7. Also, see note 10 for discussion of receivables under resale agreements and securities sold under agreements to repurchase.  See note 6 for discussion of margin payable.

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	March 31, 2022	December 31, 2021
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	6,740	2,827
Receivables from clearing agencies	95,059	65,315
Receivables from brokers, dealers, and clearing agencies	$102,049	$68,392

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	March 31, 2022	December 31, 2021
Margin payable	$158,172	$160,896
Payables to brokers, dealers, and clearing agencies	$158,172	$160,896

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

Margin payable represents amounts borrowed from Pershing, LLC and Cantor Fitzgerald to finance the Company’s trading portfolio. See note 5 for interest expense incurred on margin payable.  All of the Company's securities included in investments-trading and a portion of the Company's securities included in other investments, at fair value serve as collateral for this margin loan.  See note 7.

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	March 31, 2022	December 31, 2021
U.S. government agency MBS and CMOs	$118,183	$134,093
U.S. government agency debt securities	30,793	22,373
RMBS	8	9
U.S. Treasury securities	11,595	-
ABS	1	1
Corporate bonds and redeemable preferred stock	48,132	45,519
Foreign government bonds	397	467
Municipal bonds	5,875	18,841
Certificates of deposit	-	169
Derivatives	33,315	1,275
Equity securities	422	1,118
Investments-trading	$248,721	$223,865

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	March 31, 2022	December 31, 2021
U.S. government agency debt securities	$1	$1
U.S. Treasury securities	35,009	29,513
Corporate bonds and redeemable preferred stock	60,771	32,574
Derivatives	32,700	424
Trading securities sold, not yet purchased	$128,481	$62,512

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other investments, at fair value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	March 31, 2022	December 31, 2021
Equity securities	$15,437	$24,733
Restricted equity securities	22,913	19,449
Corporate bonds and redeemable preferred stock	476	476
CREO	6,617	5,830
U.S. Insurance JV	3,529	3,450
SPAC Fund	515	1,980
Residential loans	112	115
Other investments, at fair value	$49,599	$56,033

A total of $14,617 and $15,563 of the amounts shown as other investments, at fair value above serve as collateral for the Company's margin loan payable for the as of March 31, 2022 and December 31, 2021, respectively.  See note 6.

Other investments, sold not yet purchased

Other investments, sold not yet purchased consisted of the following.

OTHER INVESTMENTS SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	March 31, 2022	December 31, 2021
Equity securities	$208	$2,488
Other investments sold, not yet purchased	$208	$2,488

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

The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended March 31, 2022 and 2021 of $(18,718) and $79,189, respectively.

The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, sold not yet purchased during the three months ended March 31, 2022 and 2021 of $178 and $62, respectively.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of March 31, 2022 and December 31, 2021 and indicates the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
March 31, 2022
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$118,183	$-	$118,183	$-
U.S. government agency debt securities	30,793	-	30,793	-
RMBS	8	-	8	-
U.S. Treasury securities	11,595	11,595	-	-
ABS	1	-	1	-
Corporate bonds and redeemable preferred stock	48,132	-	48,132	-
Foreign government bonds	397	-	397	-
Municipal bonds	5,875	-	5,875	-
Derivatives	33,315	-	33,315	-
Equity securities	422	-	422	-
Total investments - trading	$248,721	$11,595	$237,126	$-

Other investments, at fair value:
Equity securities	$15,437	$15,437	$-	$-
Restricted equity securities	22,913	-	22,913	-
Corporate bonds and redeemable preferred stock	476	-	476	-
Residential loans	112	-	112	-
	38,938	$15,437	$23,501	$-
Investments measured at NAV (1)	10,661
Total other investments, at fair value	$49,599

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency debt securities	$1	$-	$1	$-
U.S. Treasury securities	35,009	35,009	-	-
Corporate bonds and redeemable preferred stock	60,771	-	60,771	-
Derivatives	32,700	-	32,700	-
Total trading securities sold, not yet purchased	$128,481	$35,009	$93,472	$-

Other investments, sold not yet purchased:
Equity securities	$208	$208	$-	$-
Total other investments sold, not yet purchased	$208	$208	$-	$-

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

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
December 31, 2021
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$134,093	$-	$134,093	$-
U.S. government agency debt securities	22,373	-	22,373	-
RMBS	9	-	9	-
U.S. Treasury securities	-	-	-	-
ABS	1	-	1	-
Corporate bonds and redeemable preferred stock	45,519	-	45,519	-
Foreign government bonds	467	-	467	-
Municipal bonds	18,841	-	18,841	-
Certificates of deposit	169	-	169	-
Derivatives	1,275	-	1,275	-
Equity securities	1,118	-	1,118	-
Total investments - trading	$223,865	$-	$223,865	$-

Other investments, at fair value:
Equity Securities	$24,733	$24,733	$-	$-
Restricted Equity Securities	19,449	-	19,449	-
Corporate bonds and redeemable preferred stock	476	-	476	-
Residential loans	115	-	115	-
	44,773	$24,733	$20,040	$-
Investments measured at NAV (1)	11,260
Total other investments, at fair value	$56,033

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$29,513	$29,513	$-	$-
Corporate bonds and redeemable preferred stock	32,574	-	32,574	-
US Government Agency debt	1	1	-	-
Derivatives	424	-	424	-
Total trading securities sold, not yet purchased	$62,512	$29,514	$32,998	$-

Other investments, sold not yet purchased:
Equity securities	$2,488	$2,488	$-	$-
Total other investments sold, not yet purchased	$2,488	$2,488	$-	$-

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

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular timeframe, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as a derivative (as either a purchase commitment or sale commitment). The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price.  The Company will determine the fair value of the financial instrument using the methodologies described above.

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

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021.

	Fair Value	Unfunded	Redemption	Redemption
	March 31, 2022	Commitments	Frequency	Notice Period
Other investments, at fair value
CREO (a)	$6,617	$8,464	N/A	N/A
U.S. Insurance JV (b)	3,529	N/A	N/A	N/A
SPAC Fund (c)	515	N/A	Quarterly after 1 year lock up	30 days
	$10,661

	Fair Value	Unfunded	Redemption	Redemption
	December 31, 2021	Commitments	Frequency	Notice Period
Other investments, at fair value
CREO (a)	$5,830	$9,170	N/A	N/A
U.S. Insurance JV (b)	3,450	N/A	N/A	N/A
SPAC Fund (c)	1,980	N/A	Quarterly after 1 year lock up	30 days
	$11,260

N/A	Not Applicable
(a)	The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans and below-investment grade rated tranches in CRE CLOs collateralized by mostly commercial real estate mortgage-backed loans. See note 4.
(b)	The U.S. Insurance JV invests in USD denominated debt issued by small and medium size insurance and reinsurance companies.
(c)	The SPAC Fund invests in equity interests of SPACs.

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

Equity Derivatives

A significant portion of the Company’s equity holdings are carried at fair value.  The Company hedges a portion of this exposure by entering into equity derivatives such as puts and short call options from time to time. These derivative positions are carried at fair value as a component of other investments, at fair value and other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of   March 31, 2022 and December 31, 2021, the Company had short call options representing a notional of $0 and $0, respectively. From time to time, the Company may also enter into forward purchase commitments for equity securities.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At March 31, 2022, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $ 1,572,500 and open TBA and other forward MBS sale agreements in the notional amount of $ 1,597,800. At December 31, 2021, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,243,250 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,283,850.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular timeframe, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. As of   March 31, 2022, and   December 31, 2021, the Company had no open forward purchase or sales commitments.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of March 31, 2022 and December 31, 2021, the Company had no outstanding foreign currency forward contracts.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of March 31, 2022 and December 31, 2021.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	March 31, 2022	December 31, 2021
TBAs and other forward agency MBS	Investments-trading	$33,315	$1,275
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(32,700)	(424)
		$615	$851

The following tables present the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
TBAs and other forward agency MBS	Revenue-net trading	$2,638	$2,609
		$2,638	$2,609

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

GCF Repo

In October 2017, the Company became a full netting member of the FICC’s Government Securities Division.  As a full netting member of the FICC, the Company had access to the FICC’s GCF repo service that provides netting and settlement services for repo transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities).  The Company began entering into matched book GCF repo transactions in November 2017.  The borrowers (the reverse repo counterparties) are a diverse group of financial institutions including hedge funds, registered investment funds, REITs, and other similar counterparties.  The lenders (the repo counterparties) are the FICC and other large financial institutions. The Company used Bank of New York (“BONY”) as its settlement agent for its GCF repo matched book transactions.  The Company was considered self-clearing for this business.  In connection with the Company’s full netting membership of the FICC, the Company agreed to establish and maintain a committed line of credit in a minimum amount of $25,000, which it entered into with Fifth Third Financial Bank, N.A. (“FT Financial”) on April 25, 2018.  The FT Financial line of credit arrangement was subsequently amended. In October 2020, the Company entered into a replacement credit agreement with Byline Bank, which was subsequently amended in December 2021.  See note 16.

 In October 2021, primarily due to reduced spreads in the repo market for GCF collateral, the Company decided to wind down this business which was completed by December 31, 2021.  As of   March 31, 2022, the carrying value of the Company's reverse repurchase agreements and repurchase agreements were zero.

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

Repo Information

At   March 31, 2022 and December 31, 2021, the Company held reverse repos of $ 2,193,562 and $3,175,645, respectively, and the fair value of collateral received under reverse repos was $2,216,289 and $3,249,411, respectively.  As of  March 31, 2022 and December 31, 2021, the reverse repo balance was comprised of receivables collateralized by securities with 15 and 14 counterparties, respectively.

At March 31, 2022 and December 31, 2021, the Company held repos of $ 2,188,415 and $3,171,415, respectively, and the fair value of securities and cash pledged as collateral under repos was $2,176,983 and $3,232,091, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

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

On the demand side, the Company did not consider its GCF repo business to be concentrated because the Company’s reverse repo counterparties were comprised of a diverse group of financial institutions. On the supply side, the Company obtained a significant amount of its funds from the FICC. Therefore, during the period the Company operated a GCF business, it considered that business to be concentrated from the supply side of the business.

The gestation repo business has been and continues to be concentrated as to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of March 31, 2022 and December 31, 2021, the Company’s gestation reverse repos shown in the tables below represented balances from 15 and 14 counterparties, respectively.  The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business was $9,772 for the three months ended March 31, 2022. The total net revenue earned by the Company on its matched book repo business (both gestation repo and GCF repo) was $11,281 for the three months ended March 31, 2021.

Detail

ASC 210 provides the option to present reverse repo and repo on a net basis if certain netting conditions are met.  The Company presents all repo and reverse repo transaction, as well as counterparty cash collateral (see note 13), on a gross basis even if the underlying netting conditions are met.  The amounts in the table below are presented on a gross basis.

The following tables summarize the remaining contractual maturity of the gross obligations under repos accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown.  All amounts as well as counterparty cash collateral (see note 13) are subject to master netting arrangements.

SECURED BORROWINGS
(Dollars in Thousands)
March 31, 2022

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$374,686	$1,813,729	$-	-	$2,188,415
	$374,686	$1,813,729	$-	$-	$2,188,415

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$374,936	$1,818,626	$-	$-	$2,193,562
	$374,936	$1,818,626	$-	$-	$2,193,562

SECURED BORROWINGS
(Dollars in Thousands)
December 31, 2021

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$3,171,415	$-	$-	$3,171,415
	$-	$3,171,415	$-	$-	$3,171,415

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$3,175,645	$-	$-	$3,175,645
	$-	$3,175,645	$-	$-	$3,175,645

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

The Company has certain equity method affiliates for which it has elected the fair value option.  Those investees are excluded from the table below.  Those investees are included as a component of other investments, at fair value in the consolidated balance sheets.  All gains and losses (unrealized and realized) from securities classified as other investments, at fair value in the consolidated balance sheets are recorded as a component of principal transactions and other income in the consolidated statement of operations. See notes 8 and 23.

The following table summarizes the activity and earnings in the Company’s investments that are accounted for under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Insurance SPACs	Dutch Real Estate Entities	Other SPAC Sponsor Entities	Total
January 1, 2022	$4,543	$5,600	$38,095	$48,238
Investments / advances	-	-	511	511
Distributions / repayments	-	-	(73)	(73)
Reclasses to (from)	-	-	(18,858)	(18,858)
Earnings / (loss) realized	(589)	(8)	(11,507)	(12,104)
March 31, 2022	$3,954	$5,592	$8,168	$17,714

	Insurance SPACs	Dutch Real Estate Entities	Other SPAC Sponsor Entities	Total
January 1, 2021	$9,807	$3,312	$363	$13,482
Investments / advances	-	2,425	5,967	8,392
Distributions / repayments	(3,958)	-	(249)	(4,207)
Reclasses to (from)			(5,439)	(5,439)
Earnings / (loss) realized	(1,306)	(137)	37,453	36,010
December 31, 2021	$4,543	$5,600	$38,095	$48,238

The Insurance SPACs represent the Company's consolidated subsidiaries equity method investments in various insurance SPACs.  Dutch Real Estate Entities include: (i) Amersfoot Office Investment I Cooperatief U. A. (“AOI”) is a company based in the Netherlands that invests in real estate and (ii) CK Capital Partners B.V. (“CK Capital”) is a company based in the Netherlands that manages investments in real estate.  See note 23.

Other SPAC Sponsor Entities include both indirect and direct investments in SPAC Sponsor Entities.  Several of these Sponsor Entities are invested in SPACs that have completed their business combinations.  Those Sponsor Entities hold restricted and unrestricted equity interests in the public post-merger entities.  The following table shows the equity method balance included in other SPAC Sponsor Entities above broken out by the ultimate investee.

OTHER SPAC SPONSOR ENTITIES
MARCH 31, 2022
(Dollars in Thousands)

Entity	Ticker	Equity Method Carrying Value
Archer Aviation Inc.	ACHR	579
Wejo Group Ltd.	WEJO	1,160
Alpha Tau Medical Ltd.	DRTS	1,309
Various other Sponsor Entities		5,120
Total		$8,168

OTHER SPAC SPONSOR ENTITIES
DECEMBER 31, 2021
(Dollars in Thousands)

Entity	Ticker	Equity Method Carrying Value
Parella Weinberg Partners	PWP	$1,128
Archer Aviation Inc.	ACHR	728
Wejo Group Ltd.	WEJO	1,963
Heliogen, Inc.	HLGN	28,448
Various other Sponsor Entities		5,828
Total		$38,095

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

12.  LEASES

The Company leases office space, certain computer and related equipment, and a vehicle under noncancelable operating leases.  From time to time, the Company subleases office space to other tenants.  Under the requirements of FASB 842, the company determines if an arrangement is a lease at the inception date of the contract. The Company determines if an arrangement is a lease at the inception date of the contract.  The Company measures operating lease liabilities using an estimated incremental borrowing rate as there is no rate implicit in the Company’s operating lease arrangements.  An incremental borrowing rate was calculated for each operating lease based on the term of the lease, the U.S. Treasury term interest rate, and an estimated spread to borrow on a secured basis.

Rent expense is recognized on a straight-line basis over the lease term and is included in business development, occupancy, and equipment expense.

As of  March 31, 2022, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 6.1 years.  The weighted average discount rate for the leases was 4.52%.

Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES
(Dollars in Thousands)

As of March 31, 2022
2022 - remaining	$1,740
2023	2,650
2024	2,122
2025	1,767
2026	1,512
Thereafter	3,777
Total	13,568
Less imputed interest	(1,843)
Lease obligation	$11,725

During the three months ended March 31, 2022 and 2021, total cash payments of  $535 and $383, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets. For the three months ended March 31, 2022 , rent expense, net of sublease income of  $25  respectively was $639 .  For the three months ended March 31, 2021, rent expense, net of sublease income of  $70  was  $370 .

13.  OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other receivables consisted of the following.

OTHER RECEIVABLES
(Dollars in Thousands)

	March 31, 2022	December 31, 2021
Asset management fees receivable	$911	$962
Accrued interest receivable and dividend receivable	4,115	1,813
Revenue share receivable	114	108
Miscellaneous other receivables	299	320
Other receivables	$5,439	$3,203

When the Company enters into a reverse repo, it obtains collateral in excess of the principal amount of the reverse repo.  The Company accepts collateral in the form of liquid securities or cash.  If the value of the securities the Company receives as collateral increases, the Company’s reverse repo counterparties may request a return of their collateral with a value equal to such increase.  In some cases, the Company will return to such reverse repo counterparties cash instead of securities.  In that case, the Company includes the cash returned as a component of other receivables (cash collateral due from counterparties). No receivable for cash collateral related to repos exists as of  March 31, 2022 or December 31, 2021.

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

Other assets consisted of the following.

OTHER ASSETS
(Dollars in Thousands)

	March 31, 2022	December 31, 2021
Deferred costs	$211	$240
Prepaid expenses	1,487	1,286
Deposits	444	479
Miscellaneous other assets	258	258
Furniture, equipment, and leasehold improvements, net	1,622	1,456
Intangible assets	166	166
Other assets	$4,188	$3,885

Deferred costs and prepaid expenses represent amounts paid for services that are being amortized over their expected period of use and benefit.  They are all routine and short-term in nature.  Deposits are amounts held by landlords or other parties which will be returned or offset upon satisfaction of a lease or other contractual arrangement.  See notes 16 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of the firm’s furniture, equipment, and leasehold improvements.  Intangible assets represent the carrying value of the JVB broker-dealer license.

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	March 31, 2022	December 31, 2021
Accounts payable	$229	$122
Redeemable financial instruments accrued interest	176	291
Accrued income tax	396	179
Accrued interest payable	241	558
Accrued interest on securities sold, not yet purchased	1,084	704
Payroll taxes payable	1,358	1,548
Counterparty cash collateral	40,465	17,320
Accrued expense and other liabilities	6,641	2,097
Accounts payable and other liabilities	$50,590	$22,819

The redeemable financial instrument accrued interest represents accrued interest on the JKD Capital Partners I LTD redeemable financial instrument.  See note 15.

When the Company enters into a reverse repo, the Company obtains collateral in excess of the principal of the reverse repo.  The Company accepts collateral in the form of liquid securities or cash.  To the extent the Company receives cash collateral, the Company includes it as a component of other liabilities (counterparty cash collateral) in the table above.

When the Company enters into repo transactions, the Company provides collateral to the Company’s repo counterparty in excess of the principal balance of the repo.  If the value of the securities the Company provides as collateral increases, the Company may request a return of its collateral with a value equal to such increase.  In some cases, the repo counterparty will return cash instead of securities.  In that case, the Company includes the cash returned as a component of other liabilities (counterparty cash collateral) in the table above.  See note 10 and 22.

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

Consolidated VIEs

The Company determined it was the primary beneficiary of several VIEs and therefore, has consolidated them.  The following table provides certain information regarding the consolidated VIEs:

	As of March 31, 2022	As of December 31, 2021
Cash and cash equivalents	$49	$43
Receivables	-	-
Other investments, at fair value	10,670	9,543
Investment in equity method affiliates	4,030	33,080
Non-controlling interest	(11,397)	(29,979)
Investment in consolidated VIEs	$3,352	$12,687

The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in consolidated VIEs shown in the table above plus certain obligations the Company has to fund additional working capital to the equity method investees of certain of the consolidated VIEs.  The total amount of working capital commitment was $810 as of   March 31, 2022  and December 31, 2021, respectively.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  March 31, 2022, and December 31, 2021, there were $8,464 and $9,170, respectively, of unfunded commitments to VIEs that the Company has invested in.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three months ended March 31, 2022 and 2021 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2022 and December 31, 2021.  See table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 16) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at March 31, 2022 and December 31, 2021.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	As of March 31, 2022	As of December 31, 2021
Other investments, at fair value	$10,661	$11,260
Investments in equity method affiliates	12,122	5,015
Maximum exposure	$22,783	$16,275

15.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in Thousands)

	As of March 31, 2022	As of December 31, 2021
JKD Capital Partners I LTD	$7,957	$7,957
	$7,957	$7,957

16. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

	As of	As of	Interest
Description	March 31, 2022	December 31, 2021	Rate Terms	Interest (3)	Maturity
Non-convertible debt:
10.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	10.00%	January 2024
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	-	15,000	Fixed	8.00%	March 2023 (1)
Less unamortized debt issuance costs	-	(67)
	-	14,933
Junior subordinated notes (2):
Alesco Capital Trust I	28,125	28,125	Variable	4.30%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	5.15%	March 2035
Less unamortized discount	(24,027)	(24,164)
	24,098	23,961

ByLine Bank	-	-	Variable	NA	December 2023
Total	$28,598	$43,394

(1)

The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount at any time prior to maturity into units of membership interests of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments.  Units of membership interests in the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Cohen & Company Inc. common stock, par value $0.01 per share (“Common Stock”) on a ten-for-one basis.  Therefore, the 2017 Convertible Note can be converted into Operating LLC units of membership interests and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.  See note 20 to the Annual Report on Form 10-K for the year ended December 31, 2021.  Effective March 20, 2022, the 2017 Note was converted into 10,344,827 units.

(2)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of March 31, 2022 on a combined basis was 11.91% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(3)	Represents the interest rate in effect as of the last day of the reporting period.

The 2020 Senior Notes

On January 31, 2022, the Operating LLC and JKD Investor entered into a note purchase agreement, pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor an Amended and Restated Senior Promissory Note in the aggregate principal amount of $4,500 (the “Amended and Restated Note”), which Amended and Restated Note amended and restated the JKD Note in its entirety.  The 2022 Purchase Agreement contains customary representations and warranties on the part of each of JKD Investor and the Operating LLC.  The Company used these proceeds to retire $2,250 of existing 2020 Senior Notes held by RNCS.

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

The Amended and Restated Note and the payment of all principal, interest and any other amounts payable thereunder are senior obligations of the Operating LLC and will be senior to any Indebtedness (as defined in the Amended and Restated Note) of the Operating LLC outstanding as of and issued following January 30, 2020 (the original issuance date of the JKD Note).  Pursuant to the Amended and Restated Note, following January 31, 2022, the Operating Company may not incur any Indebtedness that is a senior obligation to the Amended and Restated Note.

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

Under the 2017 Convertible Note Purchase Agreement, the Operating LLC and the DGC Family Fintech Trust offered customary indemnifications.  Further, the Operating LLC and the DGC Family Fintech Trust provided each other with customary representations and warranties, the Company provided limited representations and warranties to the DGC Family Fintech Trust, and each of the Operating LLC and the Company made customary affirmative covenants.

Pursuant to the 2017 Convertible Note Purchase Agreement, the Company agreed to execute an amendment (the “LLC Agreement Amendment”) to the Amended and Restated Limited Liability Company Agreement of the Operating LLC dated as of December 16, 2009, by and among the Operating LLC and its members, as amended (the “LLC Agreement”) at such time in the future as all of the other members execute the LLC Agreement Amendment.  The LLC Agreement Amendment provides, among other things, that the board of managers will initially consist of Daniel G. Cohen, as chairman of the Operating LLC’s board of managers, Lester R. Brafman (the Company’s current chief executive officer), and Joseph W. Pooler, Jr. (the Company’s current executive vice president, chief financial officer, and treasurer).  The LLC Agreement Amendment also provides that Daniel G. Cohen will not be able to be removed from the Operating LLC’s board of managers or as chairman of the Operating LLC’s board of managers other than for cause or under certain limited circumstances.  On October 30, 2019, each of the members of Cohen & Company, LLC executed the LLC Agreement Amendment.  The outstanding principal amount under the 2017 Convertible Note was due and payable on March 10, 2022 provided that the Operating LLC may, in its sole discretion, extend the maturity date for an additional one-year period, in each case unless the 2017 Convertible Note is earlier converted (in the manner described below).  Effective on March 10, 2020, the Operating LLC exercised its option to extend effective March 10, 2022.

The 2017 Convertible Note accrued interest at a rate of 8% per year, payable quarterly. Provided that no event of default occurred under the 2017 Convertible Note, if dividends of less than $0.20 per share were paid on the Common Stock in any fiscal quarter prior to an interest payment date, then the Operating LLC may pay one-half of the interest payable on such date in cash, and the remaining one-half of the interest otherwise payable will be added to the principal amount of the 2017 Convertible Note then outstanding. The 2017 Convertible Note contains customary “Events of Default.” Upon the occurrence or existence of any Event of Default under the 2017 Convertible Note, the outstanding principal amount is immediately accelerated in certain limited instances and may be accelerated in all other instances upon notice by the holder of the 2017 Convertible Note to the Operating LLC.  Further, upon the occurrence of any Event of Default under the 2017 Convertible Note and for so long as such Event of Default continues, all principal, interest, and other amounts payable under the 2017 Convertible Note will bear interest at a rate equal to 9% per year. The 2017 Convertible Note could not be prepaid in whole or in part prior to the maturity date without the prior written consent of the holder thereof (which may be granted or withheld in its sole discretion).  The 2017 Convertible Note was secured by the equity interests held by the Operating LLC in all of its subsidiaries.

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

On March 20, 2022, the DGC Trust elected to convert the Note into an aggregate of 10,344,827 units of membership interests  in the Operating LLC at the conversion rate specified in the Note of $1.45 per unit. As a result of such conversion, the Note was cancelled in its entirety.

Pursuant to the terms and conditions of the Operating LLC’s Amended and Restated Limited Liability Company Agreement, dated December 16, 2009, as amended, a holder of LLC units of membership interests may cause the Operating LLC to redeem such units of membership interests at any time for, at the Company’s option, (A) cash or (B) one share of the Company’s common stock, par value $0.01 per share (“Common Stock”), for every ten of such units of membership interests. Accordingly, the units of membership interests  may be redeemed at any time by the DGC Trust into an aggregate of 1,034,482 shares of Common Stock.

Pursuant to the DGC Trust’s governing documents, Daniel G. Cohen has the ability to acquire at any time any of the DGC Trust’s assets, including the units of membership interests, by substituting other property of an equivalent value without the approval or consent of any person, including any trustee or beneficiary of the DGC Trust.

Byline Bank

On October 28, 2020, (i) the Company entered into a loan agreement (the “Original Byline Loan Agreement”) with Byline Bank, as lender, and JVB as borrower, by and among Byline Bank, the Company, the Operating LLC, JVB Holdings, JVB and C&Co PrinceRidge Holdings, LP, pursuant to which Byline Bank agreed to make loans at JVBs request from time to time in the aggregate amount of up to $7,500, and (ii) JVB and Byline Bank entered into a Revolving Note and Cash Subordination Agreement (the "Original Byline Note and Subordination Agreement"), pursuant to which Byline Bank agreed to make loans at JVB’s request from time to time in the aggregate amount of up to $17,500.  The Company drew $17,500 under the Original Byline Note and Subordination Agreement during 2021 and repaid it in full during 2021.   The Company, and the Company’s subsidiaries, the Operating LLC and JVB Holdings, served as guarantors of both the $7,500 and $17,500 facilities.

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

Loans (both principal and interest) made by Byline Bank to JVB under the Amended and Restated Byline Loan Agreement are scheduled to mature and become immediately due and payable in full on December 21, 2023. In addition, loans may be made until December 21, 2022.  Loans will bear interest at a per annum rate equal to LIBOR plus 6.0%, provided that in no event can the interest rate be less than 7.0%. JVB is required to pay on a quarterly basis an undrawn commitment fee at a per annum rate equal to 0.50% of the undrawn portion of Byline Bank’s $25,000 commitment. JVB is also required to pay on each anniversary of December 21, 2021, a commitment fee at a per annum rate equal to 0.50% of the $25,000 commitment.  JVB paid Byline Bank a commitment fee of $125 on December 21, 2021, in connection with the execution of the Amended and Restated Byline Loan Agreement.

JVB may request a reduction in the $25,000 commitment in a minimum amount of $1,000 and in multiples of $500 thereafter or such lesser amount as would bring the $25,000 loan commitment to the total principal amount of loans advanced under the Amended and Restated Byline Loan Agreement.  The obligations of JVB under the Amended and Restated Agreement are guaranteed by the Company, the Operating LLC and JVB Holdings (the “Guarantors”) and are secured by a lien on all of JVB Holdings’ property, including its 100% ownership interest in all of the outstanding membership interests of JVB.  Pursuant to the Amended and Restated Byline Loan Agreement, JVB and the Guarantors provide customary representations and warranties for a transaction of this type.

Effective December 22, 2021, the Company received approval from FINRA to treat draws under the Amended and Restated Byline Loan Agreement as qualified subordinated debt.  As such, draws may be treated as an increase in net capital for purposes of FINRA Rule 15(c) 3-1.

The Amended and Restated Byline Loan Agreement also includes customary covenants for a transaction of this type, including covenants limiting the indebtedness that can be incurred by JVB and JVB Holdings and restricting JVB’s ability to make certain loans and investments. Additionally, JVB may not permit its (i) net worth to be less than $85,000 from December 31, 2021, through and including December 30, 2022, and $90,000 from December 31, 2022, and thereafter; and (ii) excess net capital to be less than $40,000 at any time. Further, any loans outstanding under the Amended and Restated Byline Loan Agreement may not exceed 0.25 times JVB's tangible net worth.  As of  March 31, 2022, and December 31, 2021, no amounts were outstanding under the Amended and Restated Byline Loan Agreement and the Company was in compliance with all of these financial covenants.

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

In the financial statements and other footnotes set forth in this Quarterly Report on Form 10-Q, the term "Byline LOC" refers to either the Original Byline Note and Subordination Agreement or the Amended and Restated Byline Loan Agreement, depending on the applicable time period.

Interest Expense, net

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended March 31,
	2022	2021
Junior subordinated notes	$657	$647
2020 Senior Notes	119	133
2017 Convertible Note	327	375
2013 Convertible Notes / 2019 Senior Notes	-	71
Byline Credit Facility	72	65
Redeemable Financial Instrument - DGC Trust / CBF	-	197
Redeemable Financial Instrument - JKD Capital Partners I LTD	176	526
	$1,351	$2,014

17. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the three months ended March 31, 2022 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2021	1,331,150
Vesting of shares	110,014
Shares withheld for employee taxes and retired	(14,308)
Repurchase and retirement of Common Stock	-
March 31, 2022	1,426,856

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every ten shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock issued and outstanding as of March 31, 2022. For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the Company’s board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $0.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible Preferred Stock (“Series F Preferred Stock”).  Pursuant to the Securities Purchase Agreement (the “SPA”), dated December 30, 2019, by and among the Company, the Operating LLC, Daniel G. Cohen, and the DGC Trust, the Company issued 12,549,273 Series F Preferred Stock to Daniel G. Cohen and 9,880,268 Series F Preferred Stock to the DGC Trust. The Series F Preferred Stock have substantially the same rights as the Series E Preferred Stock.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote, together as a single class on all matters with respect to which a vote of the stockholders of the Company is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to one vote for every ten shares of Series F Preferred Stock on each matter submitted to the holders for their vote.  As of  March 31, 2022, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

During the three months ended March 31, 2022, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the amount of units surrendered (net of receipts) by Cohen & Company Inc.

Operating LLC
Membership Units
Other units related to UIS Agreement	957,060
Units surrendered from retirement of Common Stock	-
Total	957,060

The Company recognized a net decrease in additional paid in capital of $292 and a net increase in AOCI of $4 with an offsetting increase in non-controlling interest of  $288 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the three months ended March 31, 2022 and 2021.

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Net income / (loss) attributable to Cohen & Company Inc.	$(7,612)	$9,355
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company, Inc. paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	(292)	926
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$(7,904)	$10,281

Repurchases of Shares and Retirement of Treasury Stock

On December 21, 2020, the Company entered into a letter agreement (the “December 2020 Letter Agreement”).  The December 2020 Letter Agreement was entered into with Piper Sandler & Co. (the "Agent").  The December 2020 Letter Agreement authorized the Agent to use reasonable efforts to purchase, on the Company’s behalf, up to an aggregate maximum amount of $1,000 of Common Stock on any day that the NYSE American Stock Exchange was open for business. The December 2020 Letter Agreement was effective from December 23, 2020 until July 28, 2021, at which time the aggregate maximum purchase authorization thereunder was reached.  The December 2020 Letter Agreement was designed to comply with Rule 10b5-1 under the Exchange Act.

During the three months ended March 31, 2021, the Company repurchased 38,647 shares in the open market pursuant to the December 2020 Letter Agreement for a total purchase price of $662.

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

During the three months ended March 31, 2021 no shares were sold by the Company under the Equity Agreement.  During the year ended December 31, 2021, the Company sold 300,859 shares in the open market pursuant to the Equity Distribution Agreement for a total net sale price of $9,076.

Detail of Non-Controlling Interest

ROLLFORWARD OF NON-CONTROLLING INTERESTS

(Dollars in Thousands)

	Operating LLC	Insurance SPAC III Sponsor Entities	Other Consolidated Subsidiaries	Total
December 31, 2021	$57,628	$4,808	$27,056	$89,492
Non-controlling interest share of (loss)	(12,850)	(297)	(14,407)	(27,554)
Other comprehensive (loss)	(47)	-	-	(47)
Acquisition / (surrender) of additional units of consolidated subsidiary	288	-	-	288
Equity-based compensation	766	-	-	766
Shares withheld for employee taxes	(145)	-	-	(145)
Investment of convertible non-controlling interest of Cohen & Company Inc.	15,000	-	-	15,000
Investment of non-convertible non-controlling interest of Operating LLC	-	-	6	6
Distributions to convertible non-controlling interest of Cohen & Company Inc.	(3,475)	-	-	(3,475)
Distributions to non-convertible non-controlling interest of Operating LLC	-	-	(5,660)	(5,660)
March 31, 2022	$57,165	$4,511	$6,995	$68,671

See note 21 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of the Company’s non-controlling interests.

18. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.  As of March 31, 2022, JVB's minimum required net capital was $ 250, and actual net capital was $56,854, which exceeded the minimum requirements by $56,604.  CCFESA, a subsidiary of the Company, is regulated by the ACPR in France. CCFESA is subject to certain regulatory capital requirements in accordance with Articles L.533-2 et seq. of the French Financial and Monetary Code, implementing the new framework set out in the Investment Firm Regulation ("IFR") and the Investment Firm Directive ("IFD").  As of March 31, 2022, the total minimum required net liquid capital was $534 and actual net liquid capital in CCFESA was $1,091, which exceeded the minimum requirement by $557. CCFEL cancelled its license with the CBI.  The Company received its withdrawal license from the CBI on April 7, 2022.

19. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended March 31,
	2022	2021
Net income / (loss) attributable to Cohen & Company Inc.	$(7,612)	$9,355
Add: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	27,403
Add: Interest expense incurred on dilutive convertible notes	-	289
Add / (deduct): Adjustment (2)	-	(1,751)
Net income / (loss) on a fully converted basis	$(7,612)	$35,296

Weighted average common shares outstanding - Basic	1,394,954	1,034,287
Unrestricted Operating LLC membership units exchangeable into Cohen & Company, Inc. shares (1)	-	2,838,132
Restricted units or shares	-	146,660
Shares issuable upon conversion of dilutive convertible notes	-	1,034,483
Weighted average common shares outstanding - Diluted (3)	1,394,954	5,053,562

Net income / (loss) per common share - Basic	$(5.46)	$9.04

Net income / (loss) per common share - Diluted	$(5.46)	$6.98

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

(3)	Potentially diluted securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2022	2021
Unrestricted Operating LLC membership units exchangeable into Cohen & Company, Inc. shares	3,043,802
2017 Convertible Note Units	896,552	-
Restricted Common Stock	81,792	-
Restricted Operating LLC units	44,102	-

	4,066,248	-

20. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

On October 8, 2021, Cohen & Company, Ltd., an Ohio limited liability company, as plaintiff, filed a complaint with the United States District Court, Eastern District of Pennsylvania, under the caption Cohen & Company, Ltd. v. Cohen & Company Inc., alleging that Cohen & Company, Inc., as defendant, has been using the “Cohen & Company” trademark and business name, which allegedly infringes and unfairly competes with the plaintiff’s registered trademarks “Cohen & Company” and “Cohen & Co,” in violation of applicable federal and state trademark laws and regulations.  Pursuant to the complaint, the plaintiff has demanded that the defendant be permanently enjoined from using the “Cohen & Company” trademark and business name in connection with its business, pay to the plaintiff statutory damages, attorneys’ fees and costs and other damages, and pay over to plaintiff all gains, profits and advantages realized by the defendant from its allegedly unlawful acts and omissions.  As of the date of this Quarterly Report on Form 10-Q, the Company has been served with the complaint and filed a partial motion to dismiss the complaint on April 18, 2022.  The Company intends to vigorously defend itself against the allegations set forth therein.

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

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended March 31, 2022

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$12,022	$-	$-	$12,022	$-	$12,022
Asset management	-	1,889	-	1,889	-	1,889
New issue and advisory	3,770	-	-	3,770	-	3,770
Principal transactions and other income	(1)	114	(18,476)	(18,363)	-	(18,363)
Total revenues	15,791	2,003	(18,476)	(682)	-	(682)
Compensation	9,862	1,450	195	11,507	2,372	13,879
Other Operating Expense	3,435	370	148	3,953	1,364	5,317
Total operating expenses	13,297	1,820	343	15,460	3,736	19,196
Operating income (loss)	2,494	183	(18,819)	(16,142)	(3,736)	(19,878)
Interest income (expense)	(72)	-	-	(72)	(1,279)	(1,351)
Income (loss) from equity method affiliates	-	-	(12,104)	(12,104)	-	(12,104)
Other non-operating income	-	-	-	-	-	-
Income (loss) before income taxes	2,422	183	(30,923)	(28,318)	(5,015)	(33,333)
Income tax expense (benefit)	-	-	-	-	1,833	1,833
Net income (loss)	2,422	183	(30,923)	(28,318)	(6,848)	(35,166)
Less: Net income (loss) attributable to the non-controlling interest	-	-	(14,703)	(14,703)	(12,851)	(27,554)
Net income (loss) attributable to Cohen & Company Inc.	$2,422	$183	$(16,220)	$(13,615)	$6,003	$(7,612)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$1	$-	$1	$131	$132

SEGMENT INFORMATION Statement of Operations Information
Three Months Ended March 31, 2021

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$19,183	$-	$-	$19,183	$-	$19,183
Asset management	-	2,093	-	2,093	-	2,093
New issue and advisory	1,839	-	-	1,839	-	1,839
Principal transactions and other income	(1)	160	79,402	79,561	-	79,561
Total revenues	21,021	2,253	79,402	102,676	-	102,676
Compensation	9,397	1,456	13,287	24,140	2,507	26,647
Other Operating Expense	3,630	399	19	4,048	1,536	5,584
Total operating expenses	13,027	1,855	13,306	28,188	4,043	32,231
Operating income (loss)	7,994	398	66,096	74,488	(4,043)	70,445
Interest (expense) income	(65)	-	-	(65)	(1,949)	(2,014)
Income (loss) from equity method affiliates	-	-	(835)	(835)	-	(835)
Income (loss) before income taxes	7,929	398	65,261	73,588	(5,992)	67,596
Income tax expense (benefit)	-	-	-	-	868	868
Net income (loss)	7,929	398	65,261	73,588	(6,860)	66,728
Less: Net income (loss) attributable to the non-controlling interest	-	(5)	29,975	29,970	27,403	57,373
Net income (loss) attributable to Cohen & Company Inc.	$7,929	$403	$35,286	$43,618	$(34,263)	$9,355

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$1	$1	$-	$2	$79	$81

BALANCE SHEET DATA
As of March 31, 2022
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$2,595,421	$3,459	$67,545	$2,666,425	$40,307	$2,706,732

Included within total assets:
Investments in equity method affiliates	$-	$-	$17,714	$17,714	$-	$17,714
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
December 31, 2021
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$3,501,973	$5,251	$104,491	$3,611,715	$44,589	$3,656,304

Included within total assets:
Investments in equity method affiliates	$-	$-	$48,238	$48,238	$-	$48,238
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended March 31,
	2022	2021
Total Revenues:
United States	$(1,529)	$100,917
Europe & Other	847	1,759
Total	$(682)	$102,676

Long-lived assets attributable to an individual country, other than the United States, are not material.

22. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $1,551 and  $1,585 for the three months ended March 31, 2022 and 2021, respectively.

The Company paid income taxes of $154 and $102 for the three months ended March 31, 2022 and 2021, respectively. The Company received no income tax refunds for three months ended March 31, 2022 and 2021. respectively.

For the three months ended March 31, 2022, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net surrendered units of membership interests in the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $292, a net increase of $4 in AOCI, and an  increase of $288 in non-controlling interest.

●	The Company recorded a $15,000 increase in convertible non-controlling interest and a $15,000 decrease in debt as a result of the DGC Trust election to convert the 2017 Convertible Note into units of membership interest of the Operating LLC.
●	The Company recorded an accrual of $4,760 in accounts payable and other accrued liabilities for dividends and distributions declared on March 7, 20222, which were paid after March 31, 2022.
●	The Company recorded a decrease in equity method affiliates of $18,858 and an increase in other investments at fair value of $18,858 resulting from an in-kind distribution from equity method affiliates.
●	The Company recorded a decrease in other investments at fair value of $3,885 and a corresponding decrease in non-controlling interest resulting from an in-kind distribution from a SPAC sponsor entity.
●	The Company recorded an increase in other investments at fair value of $836 and a corresponding decrease in other investment, not sold of $836 resulting from an investment reclass.

For the three months ended March 31, 2021, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net surrendered units of membership interests in the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $926, a net increase of $4 in AOCI, and a decrease of $930 in non-controlling interest.  See note 17.

●	The Company recorded a decrease of $2,103 in due from related party, a corresponding increase of $701 in other investments at fair value, and a corresponding decrease of $1,402 to non-controlling interest, all as a result an in-kind distribution of incremental LP interests, from the 2020 performance fee earned, to all the members of Vellar GP, including the Company.
●	The Company recorded a decrease of $3,958 in equity method affiliates and a $279 decrease in other investments, at fair value from the completion of the Insurance SPAC II Merger.
●	The Company recorded a decrease in other investments at fair value of $20,119 resulting from an in-kind distribution relating to the Insurance SPAC Merger.

As part of the Company's matched book repo operations, the Company enters into reverse repos with counterparties whereby it lends money and receives securities as collateral.  In accordance with ASC 860, the collateral securities are not recorded in the Company's consolidated balance sheets.  However, from time to time the Company will hold cash instead of securities as collateral for these transactions.  When the Company is provided cash as collateral for reverse repo transactions, the Company will make an entry to increase its cash and cash equivalents and to increase its other liabilities for the amount of cash received.  There are two main reasons the Company  may receive collateral in the form of cash as opposed to securities.  First, when the value of the collateral securities the Company has in its possession declines, the Company will require the counterparty to provide it with additional collateral.  The Company will accept either cash or additional liquid securities.  Often, the Company's counterparties will provide it with cash as they may not have liquid securities readily available.  Second, from time to time, the Company's counterparties require a portion of the collateral securities in the Company's possession returned to them for operating purposes.  In such instances, the counterparty may not have substitute liquid securities available and will often provide the Company with cash as collateral instead.  It is important to note that when the Company receives cash as collateral, it is temporary in nature and the Company has an obligation to return that cash when the counterparty provides substitute liquid securities as collateral or otherwise satisfies their associated reverse repo obligation.  The Company is generally required to return any cash collateral the same business day that it receives substitute securities.  See note 13.

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

The following table shows the impact of changes in these collateral deposits had on our cash flows in each period presented:

	Three Months Ended March 31,
	2022	2021
Collateral deposit end of period	$40,465	$29,275
Less: Collateral deposit beginning of period	17,320	41,119
Impact to cash flow from operations	$23,145	$(11,844)

23. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the three months ended March 31, 2022 and 2021. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. The Bancorp, Inc. (“TBBK”)

TBBK is identified as a related party because Daniel G. Cohen was chairman of TBBK through October 31, 2021.  Thereafter, TBBK will no longer be treated as a related party to the Company.

As part of the Company’s broker-dealer operations, the Company from time to time purchases securities from third parties and sells those securities to TBBK. The Company may purchase securities from TBBK and ultimately sell those securities to third parties. In either of the cases listed above, the Company includes the trading revenue earned (i.e. the gain or loss realized, or commission earned) by the Company for the entire transaction in the as part of net trading in the table.  For the three months ending March 31, 2022 and March 31, 2021, the Company earned no trading revenue from transactions with TBBK.

From time to time, the Company will enter into repo agreements with TBBK as its counterparty.  As of March 31, 2022 and December 31, 2021, the Company had no repo agreements with TBBK as counterparty.  For the three months ended March 31, 2022, and 2021, the Company incurred no interest expense related to repos with TBBK as its counterparty.

B. Daniel G. Cohen/Cohen Bros. Financial, LLC (“CBF”)/ EBC 2013 Family Trust (“EBC”)

CBF has been identified as a related party because (i) CBF is a non-controlling interest holder of the Company and (ii) CBF is wholly owned by Daniel G. Cohen. On September 29, 2017, CBF also invested $8,000 of the $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Trust / CBF pursuant to the CBF Investment Agreement.  The Company incurred interest expense on this instrument, which is disclosed as part of interest expense incurred in the table at the end of this section.  In March 2021 and October 2020, payments of $4,000 and $2,500, respectively, were made by the Company to CBF, which fully extinguished the redeemable financial instrument balance.  See notes 15 and 16.

EBC has been identified as a related party because Daniel G. Cohen is a trustee of EBC and has sole voting power with respect to all shares of the Company held by EBC.  In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company.  The Company issued $2,400 in principal amount of the 2013 Convertible Notes and $1,600 of Common Stock to EBC. On September 25, 2019, the 2013 Convertible Notes were amended and restated by the 2019 Senior Notes.  On September 25, 2020 the 2019 Senior Notes were amended again to extend their maturity date until September 25, 2021. The Company fully paid and extinguished the 2019 Notes on September 24, 2021.  The Company incurred interest expense on this debt. See note 20 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at the end of this section.

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

On January 31, 2020, JKD Investor purchased $2,250 of the 2020 Senior Notes. On January 31, 2022, the Operating LLC and JKD entered into the 2022 Note Purchase Agreement, pursuant to which, among other things, on such date, (i) JKD paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD the Amended and Restated Note in the aggregate principal amount of $4,500. See note 16. The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tale at the end of this section.

D. DGC Trust

DGC Trust has been identified as a related party because Daniel G. Cohen's children are the beneficiaries of the trust and the trust was established by Daniel G. Cohen, chairman of the Company’s board of directors and chairman of the Operating LLC board of managers.  Daniel G. Cohen does not have any voting or dispositive control of securities held in the interest of the trust.

In March 2017, the 2017 Convertible Note was issued to the DGC Trust.  The Company incurred interest expense on the 2017 Convertible Note, which is disclosed as part of interest expense incurred in the table at the end of this section. On March 20, 2022, the DGC Trust elected to convert the Note into an aggregate of 10,344,827 units of membership interests in the Operating LLC at the conversion rate specified in the Note of $1.45 per unit. As a result of such conversion, the Note was cancelled in its entirety and a $15,000 investment in non-convertible controlling interest was recorded. See note 16.

E.  Duane Morris, LLP (“Duane Morris”)

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

F. FinTech Masala, LLC

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

G. Investment Vehicle and Other

FlipOs (previously Stoa USA, Inc.)

FlipOs is a related party because Daniel Cohen is a member of the board of directors of  FlipOs. As of December 31, 2021 the Company made cumulative investments of $566 in FlipOs.  The fair value of these investments are included in other investments, at fair value on the consolidated balance sheets; any realized and unrealized gains on these investments are included in principle transactions and other income on the consolidated statements of operations and comprehensive income. This amount is included in the table below.

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

Insurance SPAC III

Insurance SPAC III is a related party as it is an equity method investment of the Company.  The Operating LLC is the manager of the Insurance SPAC III Sponsor Entities and the Company consolidates the Insurance SPAC III Sponsor Entities. As of   March 31, 2022 , the Company owns 47.3% of the equity in Insurance SPAC III Sponsor Entities. Income earned, or loss incurred on the equity method investment in Insurance SPAC III is included in the table below.  The Operating LLC and Insurance SPAC III entered into an administrative services agreement, dated December 17, 2020, pursuant to which the Operating LLC and Insurance SPAC III agreed that, commencing on the date that Insurance SPAC III’s securities were first listed on the NASDAQ Capital Market through the earlier of Insurance SPAC III’s consummation of a business combination and its liquidation, Insurance SPAC III would pay the Operating LLC $20 per month for certain office space, utilities, and shared personnel support as may be requested by Insurance SPAC III.  Revenue earned by the Company from the administrative services agreement is included as part of principal transactions and other income in the tables below.

The Operating LLC loaned to Insurance SPAC III approximately $71 to cover IPO expenses, which was repaid in full at the closing of the IPO. Insurance Acquisition Sponsor III and its affiliates, including the Operating LLC, have also committed to loan Insurance SPAC III up to an additional $1,500 to cover operating and acquisition related expenses following the IPO, of which $810 was borrowed by Insurance SPAC III as of   March 31, 2022.  In April 2022, the Operating LLC advanced an additional $150 to Insurance SPAC III. See note 24.  These loans will bear no interest and, if the Insurance SPAC III consummates a business combination in the required timeframe, the loans are to be repaid from the funds held in Insurance SPAC III’s trust account. If Insurance SPAC III does not consummate a business combination in the required timeframe, no funds from Insurance SPAC III's trust account can be used to repay the loans.

SPAC Fund

The SPAC Fund is considered a related party because it is an equity method investment of the Company.  The Company has an investment in and a management contract with the SPAC Fund.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management in the tables below.  As of   March 31, 2022, the Company owned 0.42% of the equity of the SPAC Fund.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management and is shown in the tables below.  As of March 31, 2022, the Company owned 3.1% of the equity of the U.S. Insurance JV.

CREO JV

CREO JV is considered a related party because it is an equity method investment. The Company has an investment in and a management contract with CREO JV.  Income earned or loss incurred on the investment are included as part of principal transactions and other income.  As of   March 31, 2022, the Company owned 7.5% of the equity of CREO JV.

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

Fintech Acquisition Corp. IV ("FTAC IV") was a SPAC.  The sponsor of Fintech Acquisition Corp. IV ("FTAC IV Sponsor") is a related party as it is an equity method investment of the Company.  The Company made a sponsor investment in FTAC IV Sponsor, receiving a final allocation of 81,825 founder shares of FTAC IV stock for $1.  In addition, on September 29, 2020, the Operating LLC entered into a letter agreement with FTAC IV Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC IV Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of an additional 24,547 founders shares of FTAC IV stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, SPAC Sponsor Entities in the tables below.

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

FTAC Olympus Acquisition Corp ("FTAC Olympus") was a SPAC.  The sponsor of FTAC Olympus Acquisition Corp. ("FTAC Olympus Sponsor") is a related party as it is an equity method investment of the Company.  The Company made a sponsor investment in FTAC Olympus Sponsor, receiving a final allocation of 399,741 founders shares of FTAC Olympus stock for $2.  In addition, on September 8, 2020, the Operating LLC entered into a letter agreement with FTAC Olympus Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Olympus Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of an additional 19,987 founders shares of FTAC Olympus stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, SPAC Sponsor Entities in the tables below.

FTAC Athena Acquisition Corp. ("FTAC Athena") is a SPAC.  The sponsor of FTAC Athena Acquisition Corp. ("FTAC Athena Sponsor") is a related party as it is an equity method investment of the Company.  On February 26, 2021, the Operating LLC entered into a letter agreement with FTAC Athena Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Athena Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Athena stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, SPAC Sponsor Entities in the tables below.

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

Other

The Company invests in sponsor entities of SPACS, either directly or through its interest in the SPAC Series Funds, that are not otherwise affiliated with the Company but are considered related parties because they are accounted for under the equity method.  As of  March 31, 2022, the Company owned 2.26% of these entities in the aggregate. Income earned or loss incurred on the equity method investment in the SPAC Sponsor Entities is included in the tables below.

The following tables display the routine transactions recognized in the consolidated statements of operations from the identified related parties that are described above.

	Three Months Ended
	March 31, 2022	March 31, 2021

Asset management
SPAC Fund	$282	$215
Other SPAC Entities		319
U.S. Insurance JV	266	91
	$548	$625
Principal transactions and other income
Insurance SPAC II	$-	$40
Insurance SPAC III	60	60
FlipOS	(308)	-
Other SPAC Entities	25	15
SPAC Fund	(55)	478
U.S. Insurance JV	80	162
CREO	80	-
	$(118)	$755
Income (loss) from equity method affiliates
Dutch Real Estate Entities	$(8)	$(132)
Insurance SPAC II	-	(107)
Insurance SPAC III	(589)	(454)
Other SPAC Entities	(11,507)	(142)
	$(12,104)	$(835)

Operating expense (income)
Duane Morris	$142	$398
FinTech Masala, LLC	(18)	(8)
	$124	$390
Interest expense (income)
CBF	$-	$197
DGC Trust	327	375
EBC	-	71
JKD Investor	271	592
	$598	$1,235

 The following related party transactions are non-routine and are not included in the tables above.

H.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $101 for the three months ended March 31, 2022.  Contributions made on behalf of the Company were $95 for the three months ended March 31, 2021.

The Company leases office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio, Jr., the vice chairman of the Company’s board of directors.  The lease agreement automatically renews each in June unless it is terminated with 120 days' notice. The Company recorded $24 of rent expense related to this office space for the three months ended March 31, 2022 and 2021, respectively.

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

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	March 31, 2022	December 31, 2021
CK Capital	$-	$137
U.S. Insurance JV	213	147
Insurance SPAC III	810	500
SPAC Fund	446	3,653
Employee & other	236	144
Due from related parties	$1,705	$4,581

 ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Cohen & Company Inc. and its majority owned subsidiaries (collectively, “we,” “us,” “our,” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

●

Asset Management:  Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of March 31, 2022, we had approximately $2.27 billion in assets under management (“AUM”) of which 51.8% was in CDOs. A substantial portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

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

A portion of our revenue is generated from net trading activity. We engage in proprietary trading for our own account, provide securities financing for our customers, and execute “riskless” trades with a customer order in hand resulting in limited market risk to us. The inventory of securities held for our own account, as well as held to facilitate customer trades, and our market making activities are sensitive to market movements.  A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.  We provide investment banking and advisory services in Europe through our subsidiary CCFESA and new issue and advisory services in the U.S. through our subsidiary JVB. A division of JVB, Cohen & Company Capital Markets is our full-service boutique investment banking platform focusing on SPAC advisory, capital markets advisory, and M&A advisory, with clients primarily in the financial technology (commonly referred to as "fintech") and SPAC spaces.  Currently, our primary source of new issue and advisory revenue is from originating assets for our U.S. and European insurance asset management business, and from investment banking and advisory services through our Cohen & Company Capital Markets platform.

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of March 31, 2022, 51.8% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

Equity prices of SPACs and post business combination SPACs declined significantly during the first quarter of 2022.  We are exposed to public equity prices of SPACs and post business combination SPACs both through our other investments, at fair value and investments in equity method affiliates.  As a result, we recorded significant principal transaction losses and equity method losses during the three months ended March 31, 2022.  Continued declines in the equity prices of these companies will result in further losses for us.

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

●

The financial market volatility, as well as the reduction in volumes in the GCF repo and TBA businesses, that resulted from COVID-19 required us to reassess the goodwill we had recorded related to JVB under the guidance of ASC 350.  We determined that the fair value of JVB was less than the carrying value (including the goodwill).  As a result, we recorded an impairment loss of $7,883 during 2020.  See note 12 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.  See discussion below regarding wind down of GCF repo business.

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

Recent Events

The 2017 Convertible Note

On March 10, 2017, the Operating LLC issued to DGC Family Fintech Trust (the “DGC Trust”), a trust established by Daniel G. Cohen, a convertible senior secured promissory note in the aggregate principal amount of $15,000 (the "2017 Convertible Note").

The 2017 Convertible Note was originally scheduled to mature on March 10, 2022; however in accordance with the terms and conditions of the 2107 Convertible Note agreement, effective on March 10, 2022, the Operating LLC exercised its right to extend the maturity date from March 10, 2022 to March 10, 2023.  On March 20, 2022, the DGC Trust elected to convert the 2017 Convertible Note into an aggregate of 10,344,827 units of membership interests in the Operating LLC at the conversion rate specified in the 2017 Convertible Note agreement of $1.45 per unit. As a result of such conversion, the 2017 Convertible Note was cancelled in its entirety.  These units of membership interests have same conversion and redemption rights as the existing convertible non-controlling interest units.  See note 21 to the Company's December 31, 2021 Annual Report filed on Form 10-K.

Pursuant to the DGC Trust’s governing documents, Daniel G. Cohen has the ability to acquire at any time any of the DGC Trust’s assets, including the units of membership interest, by substituting other property of an equivalent value without the approval or consent of any person, including any trustee or beneficiary of the DGC Trust. see Notes 16 and 23 to our consolidated financial statements included this Quarterly Report on Form 10-Q

The 2020 Senior Notes

On January 31, 2022, the Operating LLC and JKD Investor entered into a Note Purchase Agreement  pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor an Amended and Restated Senior Promissory Note in the aggregate principal amount of $4,500 (the “Amended and Restated Note”), which Amended and Restated Note amended and restated the JKD Note in its entirety.  The 2022 Purchase Agreement contains customary representations and warranties on the part of each of JKD Investor and the Operating LLC.  We used these proceeds to retire $2,250 of existing 2020 Senior Notes held by RNCS.  See note 16 to our consolidated financial statements included this Quarterly Report on Form 10-Q

New Commercial Real Estate Opportunities (“CREO”) JV

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

The commercial real estate loans that will be funded by the CREO JV may be originated by us and we may earn origination fees earned in connection with such transactions. In addition, the Company may earn structuring fees in connection with structuring and consummating a CRE CLO consisting of a pooling of commercial real estate loans. We also may earn management fees as manager of any CRE CLOs based on the value of the assets consolidated into a CRE CLO (calculated in accordance with the terms of such CRE CLO), payable from the proceeds generated by and in accordance with the distribution waterfall of such CRE CLO.

We have elected the fair value option in accordance with the provisions of FASB ASC 820, Fair Value Measurements (“FASB ASC 820”) to account for our investment in the CREO JV.  The investment is included in other investments at fair value, on the consolidated balance sheet and gains and losses (both realized and unrealized) are recognized in the consolidated statement of operations as a component of principal transactions and other income.  Because the CREO JV has the attributes of investment companies as described in FASB ASC 946-15-2, we estimate the fair value of our investment using the net asset value (“NAV”) per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. As of March 31, 2022, our investment balance in the CREO was $6,617.

Wind Down of the Company's GCF Repo Business

The Company has carried out a matched book GCF repo business as a full netting member of the FICC Government Services Division since 2017.  In October 2021, primarily due to reduced spreads in the repo market for GCF collateral, the Company decided to wind down this business.  As of December 31, 2021, the wind down was completed and the GCF reverse repurchase agreements and repurchase agreements balances were reduced to zero. See note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The Operating LLC loaned to Insurance SPAC III approximately $71 to cover IPO expenses, which was repaid in full at the closing of the IPO. Insurance Acquisition Sponsor III and its affiliates, including the Operating LLC, have also committed to loan Insurance SPAC III up to an additional $1,500 to cover operating and acquisition related expenses following the IPO, of which $810 was borrowed by Insurance SPAC III as of  March 31, 2022. In April 2022, the Operating LLC advanced an additional $150 to Insurance SPAC III. See note 24.  These loans will bear no interest and, if the Insurance SPAC III consummates a business combination in the required timeframe, the loans are to be repaid from the funds held in Insurance SPAC III’s trust account. If Insurance SPAC III does not consummate a business combination in the required timeframe, no funds from Insurance SPAC III's trust account can be used to repay the loans.

As of March 31, 2022, we had a total equity method investment in Insurance SPAC III of $3,954, which was included as a component of investment in equity method affiliates in our consolidated balance sheet.  Partially offsetting this amount was non-controlling interest of $4,511, which was included as a component of non-controlling interest in our consolidated balance sheet.  Therefore, the net carrying value of our investment in Insurance SPAC III (excluding its advances under our loan agreement) was $(557) as of March 31, 2022.

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2022 and 2021.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,		Favorable / (Unfavorable)
	2022	2021	$ Change	% Change
Revenues
Net trading	$12,022	$19,183	$(7,161)	(37%)
Asset management	1,889	2,093	(204)	(10%)
New issue and advisory	3,770	1,839	1,931	105%
Principal transactions and other income (loss)	(18,363)	79,561	(97,924)	(123%)
Total revenues	(682)	102,676	(103,358)	(101%)

Operating expenses
Compensation and benefits	13,879	26,647	12,768	48%
Business development, occupancy, equipment	1,248	719	(529)	(74%)
Subscriptions, clearing, and execution	1,941	2,790	849	30%
Professional fee and other operating	1,996	1,994	(2)	0%
Depreciation and amortization	132	81	(51)	(63%)
Total operating expenses	19,196	32,231	13,035	40%

Operating income / (loss)	(19,878)	70,445	(90,323)	(128%)

Non-operating income / (expense)

Interest expense, net	(1,351)	(2,014)	663	33%
Income / (loss) from equity method affiliates	(12,104)	(835)	(11,269)	(1,350%)
Income / (loss) before income taxes	(33,333)	67,596	(100,929)	(149%)
Income tax expense / (benefit)	1,833	868	(965)	(111%)
Net income / (loss)	(35,166)	66,728	(101,894)	(153%)
Less: Net income (loss) attributable to the non-convertible non-controlling interest	(14,704)	29,970	44,674	149%
Enterprise net income / (loss)	(20,462)	36,758	(57,220)	(156%)
Less: Net income (loss) attributable to the convertible non-controlling interest	(12,850)	27,403	40,253	147%
Net income / (loss) attributable to Cohen & Company Inc.	$(7,612)	$9,355	(16,967)	(181%)

Revenues

Revenues decreased by $103,358 or 101% to ($682) for the three months ended March 31, 2022 from $102,676 for the three months ended March 31, 2021. As discussed in more detail below, the change was comprised of (i) a decrease of $7,161 in net trading revenue; (ii) a decrease of $204 in asset management revenue; (iii) an increase in new issue and advisory of $1,931 ; and (iv) a decrease of $97,924 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $7,161 or 37%, to $12,022 for the three months ended March 31, 2022 from $19,183 for the three months ended March 31, 2021.  The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	Three Months Ended March 31,
	2022	2021	Change
Mortgage	$1,477	$2,550	$(1,073)
Matched book repo	9,772	11,281	(1,509)
High yield corporate	976	3,331	(2,355)
Investment grade corporate	430	8	422
Wholesale and other	(633)	2,013	(2,646)
Total	$12,022	$19,183	$(7,161)

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

	As of March 31,		As of December 31,
	2022	2021	2021	2020
Company sponsored CDOs	$1,174,830	$1,631,839	$1,239,988	$2,057,178
Other Investment Vehicles (1)	1,091,816	777,304	1,118,162	712,028
Assets under management (2)	$2,266,646	$2,409,143	$2,358,150	$2,769,206

(1) Other Investment Vehicles represent any investment vehicles that are not company sponsored CDOs.

(2) In some cases, accounts we manage may employ leverage.  In some cases, our fees are based on gross assets and in some cases on net assets.  Finally, in the case of the CREO JV and the SPAC Series Funds there are no management fees earned.  AUM included herein is calculated using either gross or net assets of each managed account or CDO based on whichever serves as the basis for our management fees. In the case where no management fees are earned, the net assets are included.

Asset management fees decreased by $204, or 10%, to $1,889 for the three months ended March 31, 2022 from $2,093 for the three months ended March 31, 2021, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Three Months Ended March 31,
	2022	2021	Change
CDOs	$494	$790	$(296)
Other	1,395	1,303	92
Total	$1,889	$2,093	$(204)

CDOs

A significant portion of our asset management revenue is earned from the management of CDOs.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  Asset management fees from CDOs declined mainly due to a decline in AUM due to CDO auctions, our removal as manager of one CDO, and principal paydowns of collateral.  Asset management fees from other remained flat.

New Issue and Advisory

New issue and advisory revenue increased by $1,931 to $3,770 for the three months ended March 31, 2022, as compared to $1,839 for the three months ended March 31, 2021.  The following table summarizes new issue revenue by business line.

	Three Months Ended March 31,
	2022	2021	Change
Cohen & Company Capital Markets	$1,533	$-	$1,533
Commercial Real Estate Originations	1,037	-	1,037
US Insurance Originations	1,200	750	450
Europe Insurance Originations	-	1,089	(1,089)
Total	$3,770	$1,839	$1,931

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

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss)  decreased by $97,924, or 123%, to ($18,363) for the three months ended March 31, 2022, as compared to $79,561 for the three months ended March 31, 2021.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Three Months Ended March 31,
	2022	2021	Change
SFT	$(2,053)	$3,662	$(5,715)
MILE	(2,185)	73,193	(75,378)
IMXI	-	(123)	123
WEJO	(1,617)	-	(1,617)
REE	(3,470)	-	(3,470)
ML	(122)	-	(122)
BKSY	(93)	-	(93)
HLGN	(8,248)	-	(8,248)
PAYO	(807)	-	(807)
PWP	(254)	-	(254)
SPAC Fund	(55)	478	(533)
US Insurance JV	80	163	(83)
CREO JV	80	-	80
Other principal investments	180	1,926	(1,746)
Total principal transactions	(18,564)	79,299	(97,863)

IIFC revenue share	114	159	(45)
All other income / (loss)	87	103	(16)
Other income	201	262	(61)

Principal transactions and other income (loss)	$(18,363)	$79,561	$(97,924)

Principal Transactions

For all investments discussed below, see note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

SFT is a publicly traded company.  The shares of SFT we hold are comprised of both unrestricted and restricted shares and are carried at fair value.  As of the beginning of 2021, we held most of our SFT shares in the Insurance SPAC Sponsor Entities, which were not wholly owned subsidiaries of the Operating LLC.  As of March 31, 2022, all SFT shares held by us were held by the Operating LLC.  See non-controlling interest discussion below.

MetroMile is a publicly traded company.  The shares of MILE we hold are comprised of restricted shares and are carried at fair value.  As of the beginning of 2021, we held most of our MILE shares in the Insurance SPAC II Sponsor Entities, which were not wholly owned subsidiaries of the Operating LLC.  As of March 31, 2022, all MILE shares held by us were held by the Operating LLC.  See compensation and non-controlling interest discussions below.

IMXI represents equity positions of International Money Express, Inc. (NASDAQ: IMXI), a publicly traded company that resulted from the merger of Intermex Holdings, LLC and FinTech Acquisition Corp. II.  As of March 31, 2022, we hold no investment in IMXI.  This investment was carried at fair value.

WEJO represents equity positions of Wejo Group, Ltd. (NASDAQ: WEJO), a publicly traded company that closed its business combination with Virtuoso Acquisition Corp.  As of March 31, 2022, we have no investment in WEJO carried at fair value and included as a component of other investment's at fair value.  We have investments in the sponsor of WEJO that are accounted for as equity method affiliates.  See Income / (loss) from Equity Method Affiliates below and note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

REE represents equity positions of REE Automotive Ltd. (NASDAQ: REE), a publicly traded company that closed its business combination with 10X Capital Venture Acquisition Corp.  As of March 31, 2022, we have a total investment in REE carried at fair value of $1,805 which is included as a component of other investments at fair value.

ML represents equity positions of MoneyLion, Inc. (NYSE: ML), a publicly traded company that closed its business combination with Fusion Acquisition Corp.  As of March 31, 2022, we have a total investment in ML carried at fair value of $201 which is included as a component of other investments at fair value.

BKSY represents equity positions of Blacksky Technologies, Inc that closed its business combination with Osprey Technologies Acquisition Corp.  As of March 31, 2022, we have a total investment in BKSY carried at fair value of $68 which is included as a component of other investments at fair value.

Heliogen, Inc. (NYSE: HLGN) is a public company that closed its business combination with Athena Technology Acquisition Corp.  As of March 31, 2022, we have a total investment in HLGN carried at fair value of $9,642 which is included as a component of other investments at fair value.  We also have investments in the sponsor of HLGN that are accounted for as equity method affiliates.  See Income / (loss) from Equity Method Affiliates below and note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Payoneer Global, Inc. (NASDAQ: PAYO) is a public company that closed its business combination with FTAC Olympus Acquisition Corp. SPAC.  As of March 31, 2022, we have a total investment in PAYO carried at fair value of $1,243 which is included as a component of other investments at fair value.

Parella Weinberg Partners (NASDAQ: PWP) is a public company that closed its business combination with FTAC IV Acquisition Corp. SPAC.  As of March 31, 2022, we have a total investment in PWP carried at fair value of $714 which is included as a component of other investments at fair value.

The SPAC Fund invests in the equity of SPACs.  We carry our investment in the fund at its reported NAV.

The US Insurance JV invests in insurance company debt.  We carry our investment in the fund at its reported NAV.

CREO JV invests in commercial real estate debt.  We carry our investment in the fund at its reported NAV.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $3,955.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses decreased by $13,035, or 40%, to $19,196 for the three months ended March 31, 2022 from $32,231 for the three months ended March 31, 2021. As discussed in more detail below, the change was comprised of (i) a decrease of $12,768 in compensation and benefits; (ii) an increase of $529 in business development, occupancy, and equipment; (iii) a decrease of $849 in subscriptions, clearing, and execution; (iv) an increase of $2 of professional fee and other operating; and (v) an increase of $51 of depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $12,768, or 48%, to $13,879 for the three months ended March 31, 2022 from $26,647 for the three months ended March 31, 2021.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Three Months Ended March 31,
	2022	2021	Change
Cash compensation and benefits	$12,775	$13,006	$(231)
Equity-based compensation	1,104	13,641	(12,537)
Total	$13,879	$26,647	$(12,768)

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $231 to $12,775 for the three months ended March 31, 2022 from $13,006 for the three months ended March 31, 2021.  The decrease was due to an increase a decrease in incentive compensation that is tied to revenues and operating profitability, partially offset by increases related to the continued build out of the Cohen and Company Capital Markets team.  Our total headcount increased from 98 at March 31, 2021 to 115 at March 31, 2022.

Equity-based compensation decreased by $12,537, to $1,104 for the three months ended March 31, 2022, as compared to $13,641 for the three months ended March 31, 2021.  The decrease was due to equity compensation related to Insurance SPAC II recognized upon the completion of the merger between Insurance SPAC II and MILE recorded in three months ended March 31, 2021.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $529, or 74%, to $1,248 for the three months ended March 31, 2022 from $719 for the three months ended March 31, 2021.  This increase was comprised of an increase in business development of $250 and an increase in occupancy and equipment of $279.  Business development increased primarily due to increased travel costs.  Occupancy costs increased due to additional rent for additional space in our New York office.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $849, or 30%, to $1,941 for the three months ended March 31, 2022 from $2,790 for the three months ended March 31, 2021.  The decrease was comprised of a decrease in clearing and execution costs of $1,089 partially offset by an increase in subscriptions of $240.  The decrease in clearing and execution was the result of new issue costs and GCF repo clearing costs recognized in the three months ended March 31, 2021.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $2, or 0%, to $1,996 for the three months ended March 31, 2022 from $1,994 for the three months ended March 31, 2021.

Depreciation and Amortization

Depreciation and amortization increased by $51, or 63%, to $132 for the three months ended March 31, 2022 from $81 for the three months ended March 31, 2021.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $663, to $1,351 for the three months ended March 31, 2022 from $2,014 for the three months ended March 31, 2021.

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended March 31,
	2022	2021	Change
Junior subordinated notes	$657	$647	$10
2020 Senior Notes	119	133	(14)
2013 Convertible Notes / 2019 Senior Notes	-	71	(71)
2017 Convertible Note	327	375	(48)
2018 FT LOC/2019 FT Revolver/Byline Credit Facility	72	65	7
Redeemable Financial Instrument - DGC Trust / CBF	-	197	(197)
Redeemable Financial Instrument - JKD Capital Partners I LTD	176	526	(350)
	$1,351	$2,014	$(663)

See notes 15 and 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $11,269 to ($12,104) for the three months ended March 31, 2022 from ($835) for the three months ended March 31, 2021.  See note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2022	2021	Change
Insurance SPACs	$(589)	$(560)	$(29)
Dutch Real Estate Entities	(8)	(133)	125
Other SPAC Sponsor Entities	(11,507)	(142)	(11,365)
Total	$(12,104)	$(835)	$(11,269)

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

	Three Months Ended March 31,
	2022	2021	Change
HLGN	$(10,558)	$(1)	$(10,557)
WEJO	(1,048)	(9)	(1,039)
DTRS	1,309	-	1,309
ACHR	(149)	-	(149)
Other	(1,061)	(132)	(929)
Total	$(11,507)	$(142)	$(11,365)

During the three months ended March 31, 2022, our share of the HLGN shares held by the Sponsor Entity were distributed to us.  Accordingly, as of March 31, 2022,  we have no equity method investment in the Sponsor Entity of HLGN.  However, we hold HLGN shares as a component of other investments, at fair value as of March 31, 2022.  See Principal Transactions above and note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-K.

The shares of WEJO held by the Sponsor Entity are restricted. The Sponsor Entity we invest in holds shares of WEJO.  We expect this Sponsor Entity to either (a) liquidate this investment and distribute to us our allocable proceeds or (b) distribute to us our allocable shares of WEJO in-kind.  In either case, the final cash realized from this investment will be impacted by the performance of this investment until it is liquidated.  The remaining equity method balance in the Sponsor Entity of WEJO was $1,505 as of March 31, 2022.  We also held investments in WEJO shares as component of other investments, at fair value during the three months ended March 31, 2022.  See Principal Transactions above and note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Alpha Tau Medical, Ltd. (NASDAQ: DTRS) is a public company.  The Sponsor Entity in which we invest in holds restricted shares of DTRS.  We expect this Sponsor Entity to either (a) liquidate this investment and distribute to us our allocable proceeds or (b) distribute to us our allocable shares of DTRS in-kind.  In either case, the final cash realized from this investment will be impacted by the performance of this investment until it is liquidated.  As of March 31, 2022, our equity method investment in the Sponsor Entity which holds DTRS shares was $1,309.

Archer Aviation (NYSE: ACHR) is a public company.  The Sponsor Entity we invest in holds restricted shares of ACHR.  We expect this Sponsor Entity to either (a) liquidate this investment and distribute to us our allocable proceeds or (b) distribute to us our allocable shares of ACHR in-kind.  In either case, the final cash realized from this investment will be impacted by the performance of this investment until it is liquidated.  As of March 31, 2022, our equity method investment in the Sponsor Entity which holds ACHR shares was $579.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $965 to income tax expense / (benefit) of $1,833 for the three months ended March 31, 2022 from $868 for the three months ended March 31, 2021. The increase was primarily due to an increase in the valuation allowance related to our NOL carryforward assets recorded in the three months ended March 31, 2022.  This increase of the valuation allowance was recorded as the result the conversion of the 2017 convertible notes which occurred in March.  This conversion resulted in a dilution of the parent company's share of the operating LLC which reduced the expected amount of future income available to utilize these carryforward assets.

Our provision for income taxes fluctuates due to several factors mostly attributable to our legal structure summarized as follows:

It is important to note that when evaluating our income tax expense or benefit (especially compared to other companies' expense or benefit) that substantially all of our operations occur in the Operating LLC.  There are some local taxes and foreign taxes to which the Operating LLC or its subsidiaries are subject to, but the Operating LLC is generally treated as a pass-through entity and is not subject to U.S. federal or state income tax.  Therefore, the members of the Operating LLC receive allocations of its income and are subject to U.S. federal and state taxes.  For the current period, Cohen and Company, Inc. owned 31.43% of the economic interests of the Operating LLC (on average) and is allocated the same percentage of income generated by the Operating LLC.  To the extent Cohen and Company, Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  However, the remaining 68.57% that is allocated to the non-controlling members of the Operating LLC is subject to taxation on the members' tax returns.  That tax obligation is not included in these consolidated financial statements.

We also have significant valuation allowances applied against our carryforward (NOL and NCL) deferred tax assets as well as our tax over book basis in the Operating LLC.  Valuation allowances are applied to deferred tax assets when management determines that the assets may not be fully realized.  This determination requires significant judgement and is primarily based on management's expectations regarding the generation of future taxable income.  ASC 740 indicates that all available evidence should be considered when assessing the need for and the appropriate level of a valuation allowance.  All available evidence includes historical information supplemented by all currently available information about future years.  Our earnings are very volatile which makes this determination especially difficult.  Although we will make adjustments to these valuations allowances throughout the year as appropriate, our actual results for any particular fiscal year provide the best evidence of our ability to generate future taxable income.  We give more weight to the full year results in making our estimates of future taxable income as compared to quarterly earnings which are even more volatile than our annual results.  Therefore, we may have significant adjustments to our valuation allowances (and therefore our income tax expenses or benefit) which may be recorded in the fourth quarter of any particular fiscal year.

Net Income / (Loss) Attributable to the Non-Convertible Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended March 31, 2022 and 2021 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us for the relevant periods.  These interests are not convertible into Common Stock.

SUMMARY CALCULATION OF NON-CONVERTIBLE NON-CONTROLLING INTEREST
For the Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2022	2021	Change
Insurance SPAC Sponsor Entities	$-	$3,559	$3,559
Insurance II SPAC Sponsor Entities	-	26,646	26,646
Insurance III SPAC Sponsor Entities	(297)	(229)	68
SPAC Pipe Entities	(2,082)	-	2,082
Other SPAC Sponsor Investor	(12,325)	(1)	12,324
Other	-	(5)	(5)
Total	$(14,704)	$29,970	$44,674

Insurance SPAC Sponsor Entities, Insurance SPAC II Sponsor Entities, and Insurance SPAC III Sponsor Entities are the Sponsor Entities formed by us for these SPACs.  SPAC Pipe Entities are entities which themselves invest in Pipe's (Private Investment in Public Equity) of post business combination SPACs.  Other SPAC Sponsor Investor represents an entity which we consolidate but do not wholly own that invests in other SPAC Sponsor Entities.

Net Income / (Loss) Attributable to the Convertible Non-controlling Interest

Net income / (loss) attributable to the non-controlling interest for the three months ended March 31, 2022 and 2021 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST
For the Three Months Ended March 31, 2022

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(33,333)	$-	$(33,333)
Income tax expense / (benefit)	111	1,722	1,833
Net income / (loss) after tax	(33,444)	(1,722)	(35,166)
Other consolidated subsidiary non-controlling interest	(14,704)
Net income / (loss) attributable to the Operating LLC	(18,740)
Average effective Operating LLC non-controlling interest % (1)	68.57%
Operating LLC non-controlling interest	(12,850)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended March 31, 2021

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$67,596	$-	$67,596
Income tax expense / (benefit)	237	631	868
Net income / (loss) after tax	67,359	(631)	66,728
Other consolidated subsidiary non-controlling interest	29,970
Net income / (loss) attributable to the Operating LLC	37,389
Average effective Operating LLC non-controlling interest % (1)	73.29%
Operating LLC non-controlling interest	27,403

(1)

Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay debt borrowings, make interest payments on outstanding borrowings, fund investments, and support other general business purposes. In addition, our United States and French broker-dealer subsidiaries are subject to certain regulatory requirements to maintain minimum levels of net capital. Historically, our primary sources of funds have been our operating activities and general corporate borrowings. In addition, our trading operations have generally been financed by use of collateralized securities financing arrangements as well as margin loans.

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through a distribution or a loan. CCFESA is subject to the regulations of the ACPR.  ACPR imposes minimum capital requirements.  See note 25 to our consolidated financial statements included in our Annual Report  for the year ended December 31, 2021 on Form 10-K.

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

On July 29, 2021, our board of directors reinstated our quarterly dividend declaring a cash dividend of $0.25 per share.  We have paid a quarterly cash dividend of $0.25 regularly since that date.  In addition to our routine quarterly distribution, on March 8, 2022, our board of directors declared a special cash dividend of $0.75 per share.  On May 5, 2022, our board of directors declared a quarterly dividend of $0.25 per share payable on June 3, 2022 to shareholders of record on May 20, 2022.

During the three months ended March 31, 2021, we repurchased 38,647 shares of Common Stock in the open market pursuant to the December 2020 Letter Agreement for a total purchase price of $662.  During the three months ended March 31, 2022, no shares were repurchased.  All of the repurchases were completed using cash on hand. The December 2020 Letter Agreement expired on December 31, 2021.

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

No shares were sold under the ATM Program during the three months ended March 31, 2021 or 2022.

During the three months ended March 31, 2022 and 2021, we had the following other significant financing transactions.  This excludes non-cash transactions.  See note 22  to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

During the three months ended March 31, 2022:

●	We issued a new 2020 Senior Note for $2,250 and used the proceeds to pay off an existing 2020 Senior Note.
●	We made distributions to the non-convertible non-controlling interest of $1,775.

During the three months ended March 31, 2021:

●	We repaid $4,000 of redeemable financial instruments.

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

(5)

To fund potential dividends and distributions. We sometimes pay quarterly and special dividends.  When we pay a dividend, a pro rata distribution is paid to the other members of the Operating LLC upon the payment of any dividends to stockholders of Cohen & Company Inc.

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

As of March 31, 2022 and December 31, 2021, we maintained cash and cash equivalents of $ 62,510 and $ 50,567, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

.	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities	$14,350	$(28,150)
Cash flow from investing activities	(149)	10,959
Cash flow from financing activities	(2,182)	(5,145)
Effect of exchange rate on cash	(76)	(189)
Net cash flow	11,943	(22,525)
Cash and cash equivalents, beginning	50,567	41,996
Cash and cash equivalents, ending	$62,510	$19,471

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Three Months Ended March 31, 2022

As of March 31, 2022, our cash and cash equivalents were $ 62,510, representing an increase of $ 11,943 from December 31, 2021. The increase was attributable to cash provided by operating activities of $ 14,350, cash used in investing activities of $ 149, cash used in financing activities of $ 2,182, and a decrease in cash caused by the change in exchange rates of $ 76.

The cash provided by operating activities of $ 14,350 was comprised of (a) net cash inflows of $ 12,154 related to working capital fluctuations; (b) net cash inflows of $ 3,814 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash outflows from other earnings items of $ 1,618 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash used in investing activities of $ 149 was comprised of (a) $3,869 of purchases of other investments, at fair value; (b) $4,178 of purchases of other investments sold, not yet purchased, at fair value; (c) $438 of investments in equity method affiliates, (d) $298 of purchases of furniture, equipment, and leasehold improvements; partially offset by (e) $7,395 of sales and returns of principal of other investments, at fair value and (f) $1,239 of sales and returns of principal of other investments sold, not yet purchased, at fair value.

The cash used in financing activities of $ 2,182 was comprised of (a) $2,250 used to repay debt, (b) $219 used to net settle equity awards, (c) $54 used to pay dividends, (d) $142 used to pay distributions to the convertible non-controlling interest; and (e) $1,775 of distributions to the non-convertible non-controlling interest; partially offset by (f) $2,250 in proceeds from issuance of debt and (g) $6 in non-convertible non-controlling interest investments.

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

The following table shows the impact of changes in these collateral deposits had on our cash flows in each period presented:

	Three Months Ended March 31,
	2022	2021
Collateral deposit end of period	$40,465	$29,275
Less: Collateral deposit beginning of period	17,320	41,119
Impact to cash flow from operations	$23,145	$(11,844)

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFESA in France. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. Our French-based subsidiary, CCFESA, is subject to the regulatory supervision and requirements of the ACPR.  The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at March 31, 2022 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)

United States	$250
Europe	534
Total	$784

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at March 31, 2022, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $57,945. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Restrictions of Distributions of Capital from JVB

As of March 31, 2022, our total equity on a consolidated basis was $121,478.  However, the total equity of JVB was $96,970.  Of the $24,508 in equity outside of JVB, $11,506 represents non-convertible non-controlling interests comprised mainly of the non-controlling interests of Insurance SPAC III Sponsor Entities and other consolidated subsidiaries which cannot be utilized by the Operating LLC for other purposes.

From time to time, we may need to take distributions of income (and potentially returns of capital) from JVB to satisfy the cash needs as a result of the losses incurred outside of JVB or to satisfy other obligations that come due outside of JVB.  However, we are subject to significant limitations on our ability to make distributions from JVB.  These limitations include limitations imposed by FINRA under rule 15c3-1 (described immediately above) and limitations under our line of credit with Byline Bank (see note 16 to our consolidated financial statements included in this Quarterly Report on Form 10-Q).  Furthermore, counterparties to JVB have their own internal counterparty credit requirements.  The specific requirements are not generally shared with us.  However, if we take too much in capital distributions from JVB (beyond its net income), we may not be able to trade with certain counterparties which may cause JVB’s operations to deteriorate.

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

Our clearing agencies provide securities financing arrangements including margin arrangements and securities borrowing and lending arrangements. These arrangements generally require us to transfer additional securities or cash to the clearing agency in the event the value of the securities then held by the clearing agency in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under such agreements.  An event of default under the clearing agreement would give our counterparty the option to terminate our clearing arrangement. Any amounts owed to the clearing agency would be immediately due and payable. These obligations are recourse to us. Furthermore, a termination of our clearing arrangements would result in a significant disruption to our business and would have a significant negative impact on our dealings and relationship with our customers.  The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the three months ended March 31, 2022 and the twelve months ended December 31, 2021 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Three Months Ended March 31, 2022	For the Twelve Months Ended December 31, 2021
Receivables under resale agreements
Period end	2,193,562	3,175,645
Monthly average	2,716,251	5,750,146
Maximum month end	3,006,658	7,299,538
Securities sold under agreements to repurchase
Period end	2,188,415	3,171,415
Monthly average	2,711,530	5,745,838
Maximum month end	3,002,514	7,289,275

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

DETAIL OF DEBT
(Dollars in Thousands)

	As of	As of	Interest
Description	March 31, 2022	December 31, 2021	Rate Terms	Interest (3)	Maturity
Non-convertible debt:
10.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	10.00%	January 2024
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	-	15,000	Fixed	8.00%	March 2023 (1)
Less unamortized debt issuance costs	-	(67)
	-	14,933
Junior subordinated notes (2):
Alesco Capital Trust I	28,125	28,125	Variable	4.30%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	5.15%	March 2035
Less unamortized discount	(24,027)	(24,164)
	24,098	23,961

ByLine Bank	-	-	Variable	NA	December 2023
Total	$28,598	$43,394

(1)	The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount at any time prior to maturity into units of membership interests of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments. Units of membership interests in the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Cohen & Company Inc. common stock, par value $0.01 per share (“Common Stock”) on a ten-for-one basis. Therefore, the 2017 Convertible Note can be converted into Operating LLC units of membership interests and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50. See note 20 to the Annual Report on Form 10-K for the year ended December 31, 2021. Effective March 20, 2022, the 2017 Note was converted into 10,344,827 units.
(2)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of March 31, 2022 on a combined basis was 11.91% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(3)	Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

As of March 31, 2022 and December 31, 2021, we had a redeemable financial instrument payable to JKD Capital Partners I LTD.  See note 16 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 14 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of March 31, 2022.

Contractual Obligations

The table below summarizes our significant contractual obligations as of March 31, 2022 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 2017 Convertible Note is not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements.

CONTRACTUAL OBLIGATIONS
March 31, 2022
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease arrangements	13,738	2,343	4,813	3,184	3,398
Maturity of 2020 Senior Notes (1)	4,500	4,500	-	-	-
Interest on 2020 Senior Notes (1)	923	435	488	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	32,122	2,238	4,477	4,477	20,930
Redeemable Financial Instrument - JKD Capital Partners 1 (3)	7,957	7,957	-	-	-
Other Operating Obligations (4)	2,481	1,579	902	-	-
	$109,846	$19,052	$10,680	$7,661	$72,453

(1)	The 2020 Notes mature on January 31, 2024. However, any time after January 31, 2023, the holder can give us 31 days' notice and require full repayment. For purposes of the table above, we show the maturity on earlier date, but show the interest payments out to the stated maturity date.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 4.3% (based on a 90-day LIBOR rate in effect as of March 31, 2022 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 5.15% (based on a 90-day LIBOR rate in effect as of March 31, 2022 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings ("TDRs") and Vintage Disclosures.  The amendments in this ASU eliminate TDR recognition and measurement guidance and instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan.  The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended March 31, 2022, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of March 31, 2022, we would incur a loss of $2,015 if the yield curve rises 100 bps across all maturities and a gain of $2,006 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies.  These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. Also, with our SPAC franchise, we have a large amount of restricted shares on our balance sheet.  These investments are subject to equity price risk and we cannot sell them while they are restricted.  Furthermore, there is limited ability for us to hedge this risk on a cost-effective basis.  We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of March 31, 2022, our equity price sensitivity was $3,856 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of March 31, 2022, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,926 as of March 31, 2022.

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

In our gestation repo business, we will generally ensure that the maturity date of each reverse repurchase agreement matches the maturity date of the matched repurchase agreement.  This largely eliminates funding risk and interest rate risk.  If our repo side counterparties increase haircuts or interest rates, we can pass such a change onto our reverse repo counterparties or let the trade mature.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2022. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Incorporated by reference to the headings titled “Commitments and Contingencies” in note 20 to the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2021.

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFESA is regulated by the ACPR in France and must maintain certain minimum levels of capital. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
January 2022		$-	-	34,704
February 2022	-	$-	-	34,704
March 2022	-	$-	-	34,704
Total	-		-

Item 6. Exhibits

Exhibit No.	Description
10.1	Note Purchase Agreement dated January 31, 2022, by and between Cohen & Company, LLC and JKD Capital Partners I LTD (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2022).

10.2	Amended and Restated Senior Promissory Note, dated January 31, 2022, issued by Cohen & Company, LLC to JKD Capital Partners I LTD in the aggregate amount of $4,500,000 (incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 21, 2022).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted inline XBRL: (i) the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended and 2021, (iii) the Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN
Lester R. Brafman
Date: May 6, 2022		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: May 6, 2022		Executive Vice President, Chief Financial Officer, and Treasurer