Form 10-Q
period 2022-06-30
Cohen & Co Inc.
filed 2022-08-04
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August  1, 2022, there were 1,716,942 shares of common stock ($0.01 par value per share) of Cohen & Company, Inc. ("Common Stock") outstanding.

Cohen & Company Inc.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2022

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

●	losses caused by financial or other problems experienced by third parties;
●	losses due to unidentified or unanticipated risks;
●	losses (whether realized or unrealized) on our principal investments;
●	a lack of liquidity, i.e., ready access to funds for use in our businesses; or the availability of financing at prohibitive rates;
●	the ability to attract and retain personnel;
●	the ability to meet regulatory capital requirements administered by federal agencies;
●	the ability to pay dividends;
●	an inability to generate incremental income from acquired, newly established or expanded businesses;
●	unanticipated market closures due to inclement weather or other disasters;
●	the volume of trading in securities including collateralized securities transactions;
●	the liquidity in capital markets;
●	the creditworthiness of our correspondents, trading counterparties, and banking and margin customers;
●	changing interest rates and their impacts on U.S. residential mortgage volumes;
●	competitive conditions in each of our business segments;
●	the availability of borrowings under credit lines, credit agreements, warehouse agreements, and our credit facilities;
●	the ability of the Company to collect its outstanding reverse repo balance from First Guaranty Mortgage Corporation;
●	the potential misconduct or errors by our employees or by entities with whom we conduct business; and
●	the potential for litigation and other regulatory liability.

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

“JVB Holdings” refers to JVB Financial Holdings, L.P., a wholly owned subsidiary of the Operating LLC; “JVB” refers to J.V.B. Financial Group, LLC, a wholly owned broker-dealer subsidiary of JVB Holdings; "CCFESA" refers to Cohen & Company Financial Europe Limited S.A., a majority owned subsidiary regulated by the Autorite de Controle Prudentiel et de Resolution ("ACPR") in France; “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a wholly owned subsidiary of the Operating LLC formerly regulated by the Central Bank of Ireland ( the “CBI”).

“Securities Act” refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2022
	(unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$50,068	$50,567
Receivables from brokers, dealers, and clearing agencies	141,798	68,392
Due from related parties	1,834	4,581
Other receivables	6,643	3,203
Investments-trading	201,924	223,865
Other investments, at fair value	37,558	56,033
Receivables under resale agreements	1,792,325	3,175,645
Investments in equity method affiliates	14,369	48,238
Deferred income taxes	10,151	11,513
Goodwill	109	109
Right-of-use asset - operating leases	10,534	10,273
Other assets	3,782	3,885
Total assets	$2,271,095	$3,656,304

Liabilities
Payables to brokers, dealers, and clearing agencies	$137,877	$160,896
Accounts payable and other liabilities	33,477	22,819
Accrued compensation	13,678	22,577
Trading securities sold, not yet purchased	141,549	62,512
Other investments sold, not yet purchased	128	2,488
Securities sold under agreements to repurchase	1,790,469	3,171,415
Lease liability - operating leases	11,190	10,813
Redeemable financial instruments	7,957	7,957
Debt	28,737	43,394
Total liabilities	2,165,062	3,504,871

Commitments and contingencies (See note 21)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized, 27,413,098 shares issued and outstanding, respectively	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,716,942 and 1,697,443 shares issued and outstanding, respectively, including 288,059 and 366,293 unvested or restricted share awards, respectively	17	17
Additional paid-in capital	72,174	72,006
Accumulated other comprehensive loss	(972)	(905)
Accumulated deficit	(20,516)	(9,204)
Total stockholders' equity	50,730	61,941
Non-controlling interest	55,303	89,492
Total equity	106,033	151,433
Total liabilities and equity	$2,271,095	$3,656,304

(

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Net trading	$10,377	$18,399	$22,399	$37,582
Asset management	1,898	1,838	3,787	3,931
New issue and advisory	3,481	850	7,251	2,689
Principal transactions and other income (loss)	(6,602)	(11,021)	(24,965)	68,540
Total revenues	9,154	10,066	8,472	112,742

Operating expenses
Compensation and benefits	12,214	14,190	26,093	40,837
Business development, occupancy, equipment	1,295	787	2,543	1,506
Subscriptions, clearing, and execution	1,972	2,374	3,913	5,164
Professional fee and other operating	1,692	1,701	3,688	3,695
Depreciation and amortization	143	87	275	168
Total operating expenses	17,316	19,139	36,512	51,370

Operating income (loss)	(8,162)	(9,073)	(28,040)	61,372

Non-operating income (expense)
Interest expense, net	(1,106)	(1,782)	(2,457)	(3,796)
Income (loss) from equity method affiliates	(3,044)	5,490	(15,148)	4,655
Other non-operating income	-	2,127	-	2,127
Income (loss) before income tax expense (benefit)	(12,312)	(3,238)	(45,645)	64,358

Income tax expense (benefit)	(60)	(43)	1,773	825
Net income (loss)	(12,252)	(3,195)	(47,418)	63,533
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	(4,167)	(9,039)	(18,871)	20,931
Enterprise net income (loss)	(8,085)	5,844	(28,547)	42,602
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	(6,228)	4,119	(19,078)	31,522
Net income (loss) attributable to Cohen & Company Inc.	$(1,857)	$1,725	$(9,469)	$11,080
Income (loss) per share data (see note 20)
Income (loss) per common share-basic:
Basic income (loss) per common share	$(1.30)	$1.61	$(6.71)	$10.52
Weighted average shares outstanding-basic	1,428,237	1,071,606	1,411,596	1,052,947
Income (loss) per common share-diluted:
Diluted income (loss) per common share	$(1.53)	$1.21	$(6.71)	$8.12
Weighted average shares outstanding-diluted	5,393,642	5,198,796	1,411,596	5,126,179

Comprehensive income (loss)
Net income (loss)	$(12,252)	$(3,195)	$(47,418)	$63,533
Other comprehensive income (loss) item:
Foreign currency translation adjustments, net of tax of $0	(199)	29	(265)	(202)
Other comprehensive income (loss), net of tax of $0	(199)	29	(265)	(202)
Comprehensive income (loss)	(12,451)	(3,166)	(47,683)	63,331
Less: comprehensive income (loss) attributable to the non-controlling interest	(10,541)	(4,898)	(38,142)	52,314
Comprehensive income (loss) attributable to Cohen & Company Inc.	$(1,910)	$1,732	$(9,541)	$11,017

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Six Months Ended June 30, 2022
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2021	$27	$17	$72,006	$(9,204)	$(905)	$61,941	$89,492	$151,433
Net (loss)	-	-	-	(7,612)	-	(7,612)	(27,554)	(35,166)
Other comprehensive (loss)	-	-	-	-	(19)	(19)	(47)	(66)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(292)	-	4	(288)	288	-
Equity-based compensation	-	-	338	-	-	338	766	1,104
Shares withheld for employee taxes	-	-	(72)	-	-	(72)	(145)	(217)
Dividends/distributions to convertible non-controlling interest	-	-	-	(1,481)	-	(1,481)	(3,475)	(4,956)
Convertible non-controlling interest investment	-		-	-	-	-	15,000	15,000
Non-convertible non-controlling interest investment	-	-	-	-	-	-	6	6
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(5,660)	(5,660)
March 31, 2022	$27	$17	$71,980	$(18,297)	$(920)	$52,807	$68,671	$121,478
Net (loss)	-	-	-	(1,857)	-	(1,857)	(10,395)	(12,252)
Other comprehensive (loss)	-	-	-	-	(53)	(53)	(146)	(199)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(89)	-	1	(88)	88	-
Equity-based compensation	-	-	287	-	-	287	795	1,082
Shares withheld for employee taxes	-	-	(4)	-	-	(4)	(13)	(17)
Dividends/distributions to convertible non-controlling interest	-	-	-	(362)	-	(362)	(1,060)	(1,422)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	3	3
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(2,640)	(2,640)
June 30, 2022	$27	$17	$72,174	$(20,516)	$(972)	$50,730	$55,303	$106,033

	Cohen & Company Inc.
	Six Months Ended June 30, 2021
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2020	$27	$13	$65,031	$(20,341)	$(821)	$43,909	$57,528	$101,437
Net income	-	-	-	9,355	-	9,355	57,373	66,728
Other comprehensive loss	-	-	-	-	(70)	(70)	(161)	(231)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	926	-	4	930	(930)	-
Equity-based compensation and vesting of shares	-	-	153	-	-	153	13,488	13,641
Shares withheld for employee taxes	-	-	(97)	-	-	(97)	(264)	(361)
Purchase and retirement of Common Stock	-		(662)			(662)	-	(662)
Dividends/distributions to convertible non-controlling interest	-	-	-	(7)	-	(7)	(11)	(18)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	23	23
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(25,885)	(25,885)
March 31, 2021	$27	$13	$65,351	$(10,993)	$(887)	$53,511	$101,161	$154,672
Net income (loss)	-	-	-	1,725	-	1,725	(4,920)	(3,195)
Other comprehensive income	-	-	-	-	7	7	22	29
Common stock issued, net	-	1	2,672	-	-	2,673	-	2,673
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	1,449	-	(18)	1,431	(1,431)	-
Equity-based compensation and vesting of shares	-	-	145	-	-	145	382	527
Purchase and retirement of Common Stock	-	-	(7)	-	-	(7)	-	(7)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	2,506	2,506
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(30,769)	(30,769)
June 30, 2021	$27	$14	$69,610	$(9,268)	$(898)	$59,485	$66,951	$126,436

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income (loss)	$(47,418)	$63,533
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	2,186	14,168
Accretion of income on other investments, at fair value	-	-
Loss (gain) on other investments, at fair value	25,737	(67,236)
Loss (gain) on other investments, sold not yet purchased	(257)	(776)
(Income) loss from equity method affiliates	15,148	(4,655)
Depreciation and amortization	275	168
Amortization of discount on debt	343	419
Deferred tax provision (benefit)	1,362	562
Other non-operating income - forgiveness of debt		(2,127)
Change in operating assets and liabilities, net:
Change in receivables from / payables to brokers, dealers, and clearing agencies	(96,425)	1,994
Change in receivables from / payables to related parties, net	2,747	80
(Increase) decrease in other receivables	(3,440)	(5,308)
(Increase) decrease in investments-trading	21,941	(10,858)
(Increase) decrease in receivables under resale agreement	1,383,320	(311,172)
(Increase) decrease in other assets	(40)	(6,169)
Increase (decrease) in accounts payable and other liabilities	10,970	(2,424)
Increase (decrease) in accrued compensation	(8,899)	1,671
Increase (decrease) in trading securities sold, not yet purchased	79,037	(1,565)
Increase (decrease) in securities sold under agreement to repurchase	(1,380,946)	305,972
Net cash provided by (used in) operating activities	5,641	(23,723)
Investing activities
Purchase of other investments, at fair value	(4,792)	(49,713)
Purchase of investments - other investments sold, not yet purchased, at fair value	(4,791)	(16,415)
Sales and returns of principal-other investments, at fair value	11,306	56,335
Sales and returns of principal - other investments sold, not yet purchased, at fair value	1,851	21,344
Investment in equity method affiliate	(620)	(1,027)
Distribution from equity method affiliate	65	50
Purchase of furniture, equipment, and leasehold improvements	(393)	(319)
Net cash provided by (used in) investing activities	2,626	10,255
Financing activities
Proceeds from debt	2,250	-
Repayment of debt	(2,250)	-
Repayments of redeemable financial instruments	-	(4,000)
Cash used to net share settle equity awards	(234)	(361)
Proceeds from issuance of Common Stock	-	2,673
Purchase and retirement of Common Stock	-	(669)
Cohen & Company Inc. dividends	(1,843)	(7)
Convertible non-controlling interest distributions	(4,535)	(137)
Non-convertible non-controlling interest investment	9	2,529
Non-convertible non-controlling interest distributions	(1,883)	-
Net cash provided by (used in) financing activities	(8,486)	28
Effect of exchange rate on cash	(280)	(153)
Net increase (decrease) in cash and cash equivalents	(499)	(13,593)
Cash and cash equivalents, beginning of period	50,567	41,996
Cash and cash equivalents, end of period	$50,068	$28,403

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

The Company

The Company is a financial services company specializing in fixed income and SPAC markets. As of June 30, 2022, the Company had $2.21 billion in assets under management (“AUM”) of which 52.8% or $1.17 billion, was in collateralized debt obligations (“CDOs”). The remaining portion of AUM is from a diversified mix of Investment Vehicles (as defined herein).

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the six months ended June 30, 2022 and 2021 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This ASU is effective for fiscal years beginning after December 15, 2023.  Early adoption is permitted.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the debt was assumed in the AFN Merger and recorded at fair value as of that date. As of June 30, 2022 and December 31, 2021, the fair value of the Company’s debt was estimated to be $31,958 and $54,284, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the value hierarchy.

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

Pursuant to the DGC Trust’s governing documents, Daniel G. Cohen has the ability to acquire at any time any of the DGC Trust’s assets, including the units of membership interest, by substituting other property of an equivalent value without the approval or consent of any person, including any trustee or beneficiary of the DGC Trust. See Notes 16 and 24.

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

Pursuant to the Original Purchase Agreement, JKD Investor and RNCS each purchased a senior promissory note in the principal amount of $2,250 (for an aggregate investment of $4,500).  The senior promissory notes bore interest at a fixed rate of 12% per annum and matured on  January 31, 2022, pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor an Amended and Restated Senior Promissory Note in the aggregate principal amount of $4,500 (the “Amended and Restated Note”), which Amended and Restated Note amended and restated the JKD Note in its entirety.  The 2022 Purchase Agreement contains customary representations and warranties on the part of each of JKD Investor and the Operating LLC.  The Company used these proceeds to retire $2,250 of existing 2020 Senior Notes held by RNCS.  See note 16 and 24.

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

The Company has elected the fair value option in accordance with the provisions of FASB ASC 820, Fair Value Measurements (“FASB ASC 820”) to account for its investment in the CREO JV.  The investment is included in other investments at fair value, on the consolidated balance sheet and gains and losses (both realized and unrealized) are recognized in the consolidated statement of operations as a component of principal transactions and other income.  Because the CREO JV has the attributes of investment companies as described in FASB ASC 946-15-2, the Company estimates the fair value of its investment using the net asset value (“NAV”) per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. As of   June 30, 2022, the Company's investment balance in the CREO was $6,653.

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

INSU Acquisition Corp III ("Insurance SPAC III")

The Operating LLC is the manager of Insurance Acquisition Sponsor III, LLC (“IAS III”) and Dioptra Advisors III, LLC (together with IAS III, the “Insurance SPAC III Sponsor Entities”). The Insurance SPAC III Sponsor Entities are sponsors of INSU Acquisition Corp. III ("Insurance SPAC III"). On December 22 2020, Insurance SPAC III completed the sale of 25,000,000 units (the “Insurance SPAC III Units”) in its initial public offering, which included 3,200,000 units issued pursuant to the underwriters’ over-allotment option.

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

The Operating LLC loaned to Insurance SPAC III approximately $71 to cover IPO expenses, which was repaid in full at the closing of the IPO. Insurance Acquisition Sponsor III and its affiliates, including the Operating LLC, have also committed to loan Insurance SPAC III up to an additional $1,500 to cover operating and acquisition related expenses following the IPO, of which $960 was borrowed by Insurance SPAC III as of   June 30, 2022. See notes 24 and 25.  These loans will bear no interest and, if Insurance SPAC III consummates a business combination in the required timeframe, the loans are to be repaid from the funds held in Insurance SPAC III’s trust account. If Insurance SPAC III does not consummate a business combination in the required timeframe, no funds from Insurance SPAC III's trust account can be used to repay the loans.

As of  June 30, 2022, the Company had a total equity method investment in Insurance SPAC III of $3,586, which was included as a component of investment in equity method affiliates in its consolidated balance sheet.  Partially offsetting this amount was non-controlling interest of $4,325, which was included as a component of non-controlling interest in the Company's consolidated balance sheet.  Therefore, the net carrying value of the Company's investment in Insurance SPAC III (excluding its advances under its loan agreement) was $(739) as of June 30, 2022.

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net realized gains (losses) - trading inventory	$5,112	$(2,786)	$9,727	$15,115
Net unrealized gains (losses) - trading inventory	(2,927)	7,467	(6,190)	(4,087)
Net gains and losses	2,185	4,681	3,537	11,028

Interest income- trading inventory	745	1,709	1,836	3,465
Interest income-reverse repos	12,303	20,056	28,002	39,391
Interest income	13,048	21,765	29,838	42,856

Interest expense-repos	(7,561)	(10,275)	(15,223)	(20,387)
Interest expense-margin payable	(415)	(202)	(608)	(393)
Interest expense	(7,976)	(10,477)	(15,831)	(20,780)

Other trading revenue	3,120	2,430	4,855	4,478

Net trading	$10,377	$18,399	$22,399	$37,582

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 7.  For discussion of margin payable, see note 6.  Other trading revenue includes revenue earned on our agency repo business (see note 10).

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	June 30, 2022	December 31, 2021
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	12,556	2,827
Receivables from clearing agencies	128,992	65,315
Receivables from brokers, dealers, and clearing agencies	$141,798	$68,392

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	June 30, 2022	December 31, 2021
Margin payable	$137,877	$160,896
Payables to brokers, dealers, and clearing agencies	$137,877	$160,896

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

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	June 30, 2022	December 31, 2021
U.S. government agency MBS and CMOs	$110,541	$134,093
U.S. government agency debt securities	27,435	22,373
RMBS	7	9
U.S. Treasury securities	9,063	-
ABS	1	1
Corporate bonds and redeemable preferred stock	47,856	45,519
Foreign government bonds	187	467
Municipal bonds	1,767	18,841
Certificates of deposit	-	169
Derivatives	4,189	1,275
Equity securities	878	1,118
Investments-trading	$201,924	$223,865

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	June 30, 2022	December 31, 2021
U.S. government agency debt securities	$1	$1
U.S. Treasury securities	83,416	29,513
Corporate bonds and redeemable preferred stock	55,248	32,574
Derivatives	2,884	424
Trading securities sold, not yet purchased	$141,549	$62,512

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other Investments, at Fair Value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	June 30, 2022	December 31, 2021
Equity securities	20,089	$27,104
Restricted equity securities	6,385	17,078
Corporate bonds and redeemable preferred stock	476	476
CREO	6,653	5,830
U.S. Insurance JV	3,338	3,450
SPAC Fund	506	1,980
Residential loans	111	115
Other investments, at fair value	$37,558	$56,033

A total of $11,863 and $15,563 of the amounts shown as other investments, at fair value above serve as collateral for the Company's margin loan payable as of  June 30, 2022 and December 31, 2021, respectively.  See note 6.

Other Investments, Sold Not Yet Purchased

Other investments, sold not yet purchased consisted of the following.

OTHER INVESTMENTS SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	June 30, 2022	December 31, 2021
Equity securities	$128	$2,488
Other investments sold, not yet purchased	$128	$2,488

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

The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended June 30, 2022 and 2021 of $(7,019) and $(11,953), respectively. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the six months ended June 30, 2022 and June 30, 2021 of $(25,737) and $67,236,, respectively.

The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, sold not yet purchased during the three months ended June 30, 2022 and 2021 of $79 and $714, respectively. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, sold not yet purchased during the six months ended June 30, 2022 and June 30, 2021 of $257 and $776, respectively.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of June 30, 2022 and December 31, 2021 and indicates the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
June 30, 2022
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$110,541	$-	$110,541	$-
U.S. government agency debt securities	27,435	-	27,435	-
RMBS	7	-	7	-
U.S. Treasury securities	9,063	9,063	-	-
ABS	1	-	1	-
Corporate bonds and redeemable preferred stock	47,856	-	47,856	-
Foreign government bonds	187	-	187	-
Municipal bonds	1,767	-	1,767	-
Derivatives	4,189	-	4,189	-
Equity securities	878	-	878	-
Total investments - trading	$201,924	$9,063	$192,861	$-

Other investments, at fair value:
Equity securities	$20,089	$20,089	$-	$-
Restricted equity securities	6,385	-	6,385	-
Corporate bonds and redeemable preferred stock	476	-	476	-
Residential loans	111	-	111	-
	27,061	$20,089	$6,972	$-
Investments measured at NAV (1)	10,497
Total other investments, at fair value	$37,558

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency debt securities	$1	$-	$1	$-
U.S. Treasury securities	83,416	83,416	-	-
Corporate bonds and redeemable preferred stock	55,248	-	55,248	-
Derivatives	2,884	-	2,884	-
Total trading securities sold, not yet purchased	$141,549	$83,416	$58,133	$-

Other investments, sold not yet purchased:
Equity securities	$128	$128	$-	$-
Total other investments sold, not yet purchased	$128	$128	$-	$-

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

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
December 31, 2021
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$134,093	$-	$134,093	$-
U.S. government agency debt securities	22,373	-	22,373	-
RMBS	9	-	9	-
U.S. Treasury securities	-	-	-	-
ABS	1	-	1	-
Corporate bonds and redeemable preferred stock	45,519	-	45,519	-
Foreign government bonds	467	-	467	-
Municipal bonds	18,841	-	18,841	-
Certificates of deposit	169	-	169	-
Derivatives	1,275	-	1,275	-
Equity securities	1,118	-	1,118	-
Total investments - trading	$223,865	$-	$223,865	$-

Other investments, at fair value:
Equity Securities	$27,104	$27,104	$-	$-
Restricted Equity Securities	17,078	-	17,078	-
Corporate bonds and redeemable preferred stock	476	-	476	-
Residential loans	115	-	115	-
	44,773	$27,104	$17,669	$-
Investments measured at NAV (1)	11,260
Total other investments, at fair value	$56,033

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$29,513	$29,513	$-	$-
Corporate bonds and redeemable preferred stock	32,574	-	32,574	-
US Government Agency debt	1	1	-	-
Derivatives	424	-	424	-
Total trading securities sold, not yet purchased	$62,512	$29,514	$32,998	$-

Other investments, sold not yet purchased:
Equity securities	$2,488	$2,488	$-	$-
Total other investments sold, not yet purchased	$2,488	$2,488	$-	$-

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

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021.

	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	June 30, 2022
Other investments, at fair value
CREO (a)	$6,653	$8,464	N/A	N/A
U.S. Insurance JV (b)	3,338	N/A	N/A	N/A
SPAC Fund (c)	506	N/A	Quarterly after 1 year lock up	30 days
	$10,497

	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	December 31, 2021
Other investments, at fair value
CREO (a)	$5,830	$9,170	N/A	N/A
U.S. Insurance JV (b)	3,450	N/A	N/A	N/A
SPAC Fund (c)	1,980	N/A	Quarterly after 1 year lock up	30 days
	$11,260

N/A	Not Applicable
(a)	The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans and below-investment grade rated tranches in CRE CLOs collateralized by mostly commercial real estate mortgage-backed loans. See note 4.
(b)	The U.S. Insurance JV invests in USD denominated debt issued by small and medium size insurance and reinsurance companies.
(c)	The SPAC Fund invests in equity interests of SPACs.

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

Equity Derivatives

A significant portion of the Company’s equity holdings are carried at fair value.  The Company hedges a portion of this exposure by entering into equity derivatives such as puts and short call options from time to time. These derivative positions are carried at fair value as a component of other investments, at fair value and other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of   June 30, 2022 and December 31, 2021, the Company had no put or short call options.  From time to time, the Company may also enter into forward purchase commitments for equity securities.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At June 30, 2022, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $ 1,158,000 and open TBA and other forward MBS sale agreements in the notional amount of $ 1,180,350. At December 31, 2021, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,243,250 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,283,850.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular timeframe, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. As of   June 30, 2022, and   December 31, 2021, the Company had no open forward purchase or sales commitments.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of June 30, 2022 and December 31, 2021, the Company had no outstanding foreign currency forward contracts.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of June 30, 2022 and December 31, 2021.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	June 30, 2022	December 31, 2021
TBAs and other forward agency MBS	Investments-trading	$4,189	$1,275
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(2,884)	(424)
		$1,305	$851

The following tables present the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Other extended settlement trades	Revenue-net trading	$-	$20
TBAs and other forward agency MBS	Revenue-net trading	2,960	1,967
Equity derivatives	Principal transactions and other income	-	58
		$2,960	$2,045

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Other extended settlement trades	Revenue-net trading	$-	$20
TBAs and other forward agency MBS	Revenue-net trading	5,598	4,576
Equity derivatives	Principal transactions and other income	-	192
		$5,598	$4,788

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

 In October 2021, primarily due to reduced spreads in the repo market for GCF collateral, the Company decided to wind down this business which was completed by December 31, 2021.  As of   June 30, 2022, the carrying value of the Company's GCF reverse repurchase agreements and repurchase agreements were zero.

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

Gestation trades can be structured in two ways: (i) on balance sheet trades and (ii) agency trades.  For on balance sheet trades, the Company borrows from one counterparty and lends to another on a principal basis and earns net interest margin.  For agency repo trades, the Company gets paid a fee, which is paid by the borrower and is a function of the reverse repo notional amount.

Bankruptcy of Gestation Counterparty

As of June 30, 2022, the Company had an outstanding reverse repo balance with First Guaranty Mortgage Corporation ("FGMC") of $269,228.  Effective June 30, 2022, FGMC filed for Chapter 11 bankruptcy.  Subsequent to June 30, 2022, the Company issued a default notice to FGMC under the reverse repo.  Also subsequent to June 30, 2022, the Company began liquidating the collateral held related to this reverse repo.  As of the date of this report, the Company has received total cash proceeds from sales of collateral of $183,002 leaving a remaining balance of $86,226 (excluding interest accrued subsequent to June 30, 2022).  The Company continues to sell the remaining collateral and currently estimates the fair value of the collateral exceeds the remaining balance of $86,226.  Therefore, the Company has not recorded a loss related to this transaction for the six months ended June 30, 2022.  If the Company ultimately liquidates the collateral for less than the remaining receivable, it will have an unsecured claim against FGMC.  However, the Company would likely record a partial or total valuation reserve against such a receivable and record a loss in the second half of 2022.

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

Repo Information

At   June 30, 2022 and December 31, 2021, the Company held reverse repos of $ 1,792,325 and $3,175,645, respectively, and the fair value of collateral received under reverse repos was $1,845,674 and $3,249,411, respectively.  As of  June 30, 2022 and December 31, 2021, the reverse repo balance was comprised of receivables collateralized by securities with 13 and 14 counterparties, respectively.

At June 30, 2022 and December 31, 2021, the Company held repos of $ 1,790,469 and $3,171,415, respectively, and the fair value of securities and cash pledged as collateral under repos was $1,820,189 and $3,232,091, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

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

The gestation repo business has been and continues to be concentrated as to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of June 30, 2022 and December 31, 2021, the Company’s gestation reverse repos shown in the tables below represented balances from 13 and 14 counterparties, respectively.  The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business (net interest margent and fee revenue) was $4,742  and $12,779  for the three and six months ended June 30, 2022. The total net revenue earned by the Company on its matched book repo business (both gestation repo and GCF repo) was $9,789 and $19,022 for the three and six months ended June 30, 2021.

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

SECURED BORROWINGS
(Dollars in Thousands)
June 30, 2022

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$68,114	$1,722,355	$-	-	$1,790,469
	$68,114	$1,722,355	$-	$-	$1,790,469

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$68,160	$1,724,165	$-	$-	$1,792,325
	$68,160	$1,724,165	$-	$-	$1,792,325

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

The following table summarizes the activity and earnings in the Company’s investments that are accounted for under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Insurance SPACs	Dutch Real Estate Entities	Other SPAC Sponsor Entities	Total
January 1, 2022	$4,543	$5,600	$38,095	$48,238
Investments / advances	-	-	700	700
Distributions / repayments	-	-	(64)	(64)
Reclasses to (from)	-	-	(19,357)	(19,357)
Earnings / (loss) realized	(957)	(264)	(13,927)	(15,148)
June 30, 2022	$3,586	$5,336	$5,447	$14,369

	Insurance SPACs	Dutch Real Estate Entities	Other SPAC Sponsor Entities	Total
January 1, 2021	$9,807	$3,312	$363	$13,482
Investments / advances	-	2,425	5,967	8,392
Distributions / repayments	(3,958)	-	(249)	(4,207)
Reclasses to (from)	-	-	(5,439)	(5,439)
Earnings / (loss) realized	(1,306)	(137)	37,453	36,010
December 31, 2021	$4,543	$5,600	$38,095	$48,238

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

OTHER SPAC SPONSOR ENTITIES
June 30, 2022
(Dollars in Thousands)

Entity	Ticker	Equity Method Carrying Value
Archer Aviation Inc.	ACHR	26
Wejo Group Ltd.	WEJO	342
Alpha Tau Medical Ltd.	DRTS	1,073
Parella Weinberg Partners	PWP	69
Various other Sponsor Entities		3,937
Total		$5,447

OTHER SPAC SPONSOR ENTITIES
December 31, 2021
(Dollars in Thousands)

Entity	Ticker	Equity Method Carrying Value
Parella Weinberg Partners	PWP	$1,128
Archer Aviation Inc.	ACHR	728
Wejo Group Ltd.	WEJO	1,963
Heliogen, Inc.	HLGN	28,448
Various other Sponsor Entities		5,828
Total		$38,095

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

As of  June 30, 2022, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 5.9 years.  The weighted average discount rate for the leases was 4.53%.

Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES
(Dollars in Thousands)

As of June 30, 2022
2022 - remaining	$1,120
2023	2,643
2024	2,115
2025	1,760
2026	1,504
Thereafter	3,753
Total	12,895
Less imputed interest	(1,705)
Lease obligation	$11,190

During the six months ended June 30, 2022 and 2021, total cash payments of $1,122 and $660, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets. For the three and six months ended June 30, 2022, rent expense, net of sublease income of  $25 and $50 respectively was $640  and $1,279.  For the three and six months ended June 30, 2021, rent expense, net of sublease income of $43  and  $113 was  $384  and $754.

13.  OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other receivables consisted of the following.

OTHER RECEIVABLES
(Dollars in Thousands)

	June 30, 2022	December 31, 2021
Asset management fees receivable	$927	$962
Accrued interest receivable and dividend receivable	1,483	1,394
Revenue share receivable	129	108
Miscellaneous other receivables	4,104	739
Other receivables	$6,643	$3,203

When the Company enters into a reverse repo, it obtains collateral in excess of the principal amount of the reverse repo.  The Company accepts collateral in the form of liquid securities or cash.  If the value of the securities the Company receives as collateral increases, the Company’s reverse repo counterparties may request a return of their collateral with a value equal to such increase.  In some cases, the Company will return to such reverse repo counterparties cash instead of securities.  In that case, the Company includes the cash returned as a component of other receivables (cash collateral due from counterparties). As of June 30, 2022 and December 31, 2021, miscellaneous other receivables included $2,400 and $0 related to cash collateral posted for repos.

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

Other assets consisted of the following.

OTHER ASSETS
(Dollars in Thousands)

	June 30, 2022	December 31, 2021
Deferred costs	$176	$240
Prepaid expenses	1,424	1,286
Deposits	442	479
Miscellaneous other assets	-	258
Furniture, equipment, and leasehold improvements, net	1,574	1,456
Intangible assets	166	166
Other assets	$3,782	$3,885

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

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	June 30, 2022	December 31, 2021
Accounts payable	$352	$122
Redeemable financial instruments accrued interest	177	291
Accrued income tax	174	179
Accrued interest payable	302	558
Accrued interest on securities sold, not yet purchased	1,339	704
Payroll taxes payable	1,378	1,548
Counterparty cash collateral	27,884	17,320
Accrued expense and other liabilities	1,871	2,097
Accounts payable and other liabilities	$33,477	$22,819

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

Consolidated VIEs

The Company determined it was the primary beneficiary of several VIEs and therefore, has consolidated them.  The following table provides certain information regarding the consolidated VIEs:

	As of June 30, 2022	As of December 31, 2021
Cash and cash equivalents	$49	$43
Receivables	-	-
Other investments, at fair value	652	9,543
Investment in equity method affiliates	3,648	33,080
Non-controlling interest	(4,701)	(29,979)
Investment in consolidated VIEs	$(352)	$12,687

The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in consolidated VIEs shown in the table above plus the Company has to fund additional working capital to the equity method investees of certain of the consolidated VIEs.  The total amount of working capital borrowed was $960 and $810 as of  June 30, 2022 and December 31, 2021, respectively.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  June 30, 2022, and December 31, 2021, there were $8,464 and $9,170, respectively, of unfunded commitments to VIEs in which the Company had invested.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three and six months ended June 30, 2022 and 2021 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2022 and December 31, 2021.  See table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 16) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at June 30, 2022 and December 31, 2021.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	As of June 30, 2022	As of December 31, 2021
Other investments, at fair value	$10,497	$11,260
Investments in equity method affiliates	9,033	5,015
Maximum exposure	$19,530	$16,275

15.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in Thousands)

	As of June 30, 2022	As of December 31, 2021
JKD Capital Partners I LTD	$7,957	$7,957
	$7,957	$7,957

16. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

	As of	As of	Interest
Description	June 30, 2022	December 31, 2021	Rate Terms	Interest (3)	Maturity
Non-convertible debt:
10.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	10.00%	January 2024
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	-	15,000	Fixed	8.00%	March 2023 (1)
Less unamortized debt issuance costs	-	(67)
	-	14,933
Junior subordinated notes (2):
Alesco Capital Trust I	28,125	28,125	Variable	5.29%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	5.15%	March 2035
Less unamortized discount	(23,888)	(24,164)
	24,237	23,961

ByLine Bank	-	-	Variable	NA	December 2023
Total	$28,737	$43,394

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

(2)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of June 30, 2022 on a combined basis was 12.90% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

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

Pursuant to the 2017 Convertible Note Purchase Agreement, the DGC Trust agreed to purchase from the Operating LLC, and the Operating LLC agreed to issue and to sell to the DGC Trust, a convertible senior secured promissory note (the “2017 Convertible Note”) in the aggregate principal amount of $15,000.  On March 10, 2017, the DGC Trust paid to the Operating LLC $15,000 in cash in consideration for the 2017 Convertible Note.  As required pursuant to ASC 470, the Company accounted for the 2017 Convertible Notes as conventional convertible debt and did not allocate any amount of the proceeds to the embedded equity option.

Under the 2017 Convertible Note Purchase Agreement, the Operating LLC and the DGC Trust offered customary indemnifications.  Further, the Operating LLC and the DGC Trust provided each other with customary representations and warranties, the Company provided limited representations and warranties to the DGC Trust, and each of the Operating LLC and the Company made customary affirmative covenants.

Pursuant to the 2017 Convertible Note Purchase Agreement, the Company agreed to execute an amendment (the “LLC Agreement Amendment”) to the Amended and Restated Limited Liability Company Agreement of the Operating LLC dated as of December 16, 2009, by and among the Operating LLC and its members, as amended (the “LLC Agreement”) at such time in the future as all of the other members execute the LLC Agreement Amendment.  The LLC Agreement Amendment provided, among other things, that the board of managers would initially consist of Daniel G. Cohen, as chairman of the Operating LLC’s board of managers, Lester R. Brafman (the Company’s current chief executive officer), and Joseph W. Pooler, Jr. (the Company’s current executive vice president, chief financial officer, and treasurer).  The LLC Agreement Amendment also provided that Daniel G. Cohen would not be able to be removed from the Operating LLC’s board of managers or as chairman of the Operating LLC’s board of managers other than for cause or under certain limited circumstances.  On October 30, 2019, each of the members of Cohen & Company, LLC executed the LLC Agreement Amendment.  The outstanding principal amount under the 2017 Convertible Note was due and payable on March 10, 2022 provided that the Operating LLC could, in its sole discretion, extend the maturity date for an additional one-year period, in each case unless the 2017 Convertible Note was earlier converted into units of membership interests in the Operating LLC at the conversion rate of $1.45 per unit.

Effective March 10, 2020, the Operating LLC exercised its option to extend the 2017 Convertible Note's maturity date to March 10, 2022.

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

The Amended and Restated Byline Loan Agreement also includes customary covenants for a transaction of this type, including covenants limiting the indebtedness that can be incurred by JVB and JVB Holdings and restricting JVB’s ability to make certain loans and investments. Additionally, JVB may not permit its (i) net worth to be less than $85,000 from December 31, 2021, through and including December 30, 2022, and $90,000 from December 31, 2022, and thereafter; and (ii) excess net capital to be less than $40,000 at any time. Further, any loans outstanding under the Amended and Restated Byline Loan Agreement may not exceed 0.25 times JVB's tangible net worth.  As of   June 30, 2022, and December 31, 2021, no amounts were outstanding under the Amended and Restated Byline Loan Agreement and the Company was in compliance with all of these financial covenants.

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

Interest Expense, net

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Junior subordinated notes	$756	$652	$1,413	$1,299
2020 Senior Notes	112	135	231	268
2017 Convertible Note	-	381	327	756
2013 Convertible Notes / 2019 Senior Notes	-	72	-	143
Byline Credit Facility	62	66	134	131
Redeemable Financial Instrument - DGC Trust / CBF	-	-	-	197
Redeemable Financial Instrument - JKD Capital Partners I LTD	176	476	352	1,002
	$1,106	$1,782	$2,457	$3,796

17. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the six months ended June 30, 2022 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2021	1,331,150
Vesting of shares	113,234
Shares withheld for employee taxes and retired	(15,501)
Repurchase and retirement of Common Stock	-
June 30, 2022	1,428,883

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every ten shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock issued and outstanding as of June 30, 2022. For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the Company’s board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $0.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible Preferred Stock (“Series F Preferred Stock”).  Pursuant to the Securities Purchase Agreement (the “SPA”), dated December 30, 2019, by and among the Company, the Operating LLC, Daniel G. Cohen, and the DGC Trust, the Company issued 12,549,273 Series F Preferred Stock to Daniel G. Cohen and 9,880,268 Series F Preferred Stock to the DGC Trust. The Series F Preferred Stock have substantially the same rights as the Series E Preferred Stock.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote, together as a single class on all matters with respect to which a vote of the stockholders of the Company is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to one vote for every ten shares of Series F Preferred Stock on each matter submitted to the holders for their vote.  As of  June 30, 2022, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Cash Dividends

During the three months and six months ended June 30, 2022, the Company declared and paid cash dividends of $0.25 and $1.25 per common share, respectively. During the three and six months ended June 30, 2021, no cash dividends were declared.

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

During the six months ended June 30, 2022, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the amount of units surrendered (net of receipts) by Cohen & Company Inc.

Operating LLC
Membership Units
Other units related to UIS Agreement	977,330
Total	977,330

The Company recognized a net decrease in additional paid in capital of $381 and a net increase in AOCI of $5 with an offsetting increase in non-controlling interest of $376 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the six months ended June 30, 2022 and 2021.

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Net income / (loss) attributable to Cohen & Company Inc.	$(9,469)	$11,080
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company, Inc. paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	(381)	2,375
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$(9,850)	$13,455

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

During the three and six months ended June 30, 2021, the Company repurchased 407 and 39,054, shares in the open market pursuant to the December 2020 Letter Agreement for a total purchase price of $7 and $669, respectively. All of the purchases above were completed using cash on hand.

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

During the three and six months ended June 30, 2021, the Company sold 102,159 shares in the open market pursuant to the Equity Agreement for a total net sale price of $2,673. During the year ended December 31, 2021, the Company sold 300,859 shares in the open market pursuant to the Equity Agreement for a total net sale price of $9,076.  No shares were sold during 2022 pursuant to the Equity Agreement as of the date of this Quarterly Report on Form 10-Q.

Detail of Non-Controlling Interest

ROLLFORWARD OF NON-CONTROLLING INTERESTS

(Dollars in Thousands)

	Operating LLC	Insurance SPAC III Sponsor Entities	Other Consolidated Subsidiaries	Total
December 31, 2021	$57,628	$4,808	$27,056	$89,492
Non-controlling interest share of (loss)	(19,078)	(483)	(18,388)	(37,949)
Other comprehensive (loss)	(193)	-	-	(193)
Acquisition / (surrender) of additional units of consolidated subsidiary	376	-	-	376
Equity-based compensation	1,561	-	-	1,561
Shares withheld for employee taxes	(158)	-	-	(158)
Investment in convertible non-controlling interest of Cohen & Company Inc.	15,000	-	-	15,000
Investment in non-convertible non-controlling interest of Operating LLC	-	-	9	9
Distributions to convertible non-controlling interest of Cohen & Company Inc.	(4,535)	-	-	(4,535)
Distributions to non-convertible non-controlling interest of Operating LLC	-	-	(8,300)	(8,300)
June 30, 2022	$50,601	$4,325	$377	$55,303

See note 16.  See note 21 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of the Company’s non-controlling interests.

18. INCOME TAXES

Cohen & Company Inc. is treated as a C corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%.  The Company's effective tax rate is significantly different than this rate for the following reasons:

1.  Cohen & Company, Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the six months ended June 30, 2022, Cohen and Company, Inc. owned 29.72% of the economic interests of the Operating LLC (on average) and is allocated the same percentage of income generated by the Operating LLC.  To the extent Cohen and Company, Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  The remaining 71.28% that is allocated to the non-controlling members of the Operating LLC is subject to taxation on the members' tax returns.

2. The Operating LLC itself consolidates certain pass-through entities.  Therefore, the income/(loss) of these entities are included in the Company's consolidated results but no tax expense/(benefit) related to the unowned portions is included.

3.  There are state, local, and foreign taxes to which the Operating LLC or its subsidiaries are subject to, which are included in the effective tax rate.

4.  The Company also has valuation allowances applied against its carryforward (net operating loss and net capital loss) deferred tax assets as well as its tax over book basis in the Operating LLC.  Valuation allowances are applied to deferred tax assets when management determines that the assets may not be fully realized.  This determination requires significant judgement and is primarily based on management's expectations regarding the generation of future taxable income.  ASC 740 indicates that all available evidence should be considered when assessing the need for and the appropriate level of a valuation allowance.  All available evidence includes historical information supplemented by all currently available information about future periods.

19. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.  As of June 30, 2022, JVB's minimum required net capital was $ 250, and actual net capital was $57,930, which exceeded the minimum requirements by $57,680.  CCFESA, a subsidiary of the Company, is regulated by the ACPR in France. CCFESA is subject to certain regulatory capital requirements in accordance with Articles L.533-2 et seq. of the French Financial and Monetary Code, implementing the new framework set out in the Investment Firm Regulation ("IFR") and the Investment Firm Directive ("IFD").  As of   June 30, 2022, the total minimum required net liquid capital was $502 and actual net liquid capital in CCFESA was $959, which exceeded the minimum requirement by $457. CCFEL cancelled its license with the CBI.  The Company received its withdrawal license from the CBI on April 7, 2022.

20. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income / (loss) attributable to Cohen & Company Inc.	$(1,857)	$1,725	$(9,469)	$11,080
Add: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	(6,228)	4,119	-	31,522
Add: Interest expense incurred on dilutive convertible notes	-	294	-	583
Add / (deduct): Adjustment (2)	(172)	141	-	(1,575)
Net income / (loss) on a fully converted basis	$(8,257)	$6,279	$(9,469)	$41,610

Weighted average common shares outstanding - Basic	1,428,237	1,071,606	1,411,596	1,052,947
Unrestricted Operating LLC membership units exchangeable into Cohen & Company, Inc. shares (1)	3,965,405	2,855,767	-	2,846,949
Restricted units or shares	-	236,940	-	191,800
Shares issuable upon conversion of dilutive convertible notes	-	1,034,483	-	1,034,483
Weighted average common shares outstanding - Diluted (3)	5,393,642	5,198,796	1,411,596	5,126,179

Net income / (loss) per common share - Basic	$(1.30)	$1.61	$(6.71)	$10.52

Net income / (loss) per common share - Diluted	$(1.53)	$1.21	$(6.71)	$8.12

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

(3)	Potentially diluted securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrestricted Operating LLC membership units exchangeable into Cohen & Company, Inc. shares	-		3,504,604
2017 Convertible Note Units	-	-	448,276	-
Restricted Common Stock	87,944	-	84,968	-
Restricted Operating LLC units	28,305	-	36,203	-
	116,249	-	4,074,051	-

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

SEGMENT INFORMATION

Statement of Operations Information

Six Months Ended June 30, 2022

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$22,399	$-	$-	$22,399	$-	$22,399
Asset management	-	3,787	-	3,787	-	3,787
New issue and advisory	7,251	-	-	7,251	-	7,251
Principal transactions and other income	1	343	(25,309)	(24,965)	-	(24,965)
Total revenues	29,651	4,130	(25,309)	8,472	-	8,472
Compensation	17,687	2,853	410	20,950	5,143	26,093
Other Operating Expense	6,677	953	348	7,978	2,441	10,419
Total operating expenses	24,364	3,806	758	28,928	7,584	36,512
Operating income (loss)	5,287	324	(26,067)	(20,456)	(7,584)	(28,040)
Interest income (expense)	(134)	-	-	(134)	(2,323)	(2,457)
Income (loss) from equity method affiliates	-	-	(15,148)	(15,148)	-	(15,148)
Other non-operating income	-	-	-	-	-	-
Income (loss) before income taxes	5,153	324	(41,215)	(35,738)	(9,907)	(45,645)
Income tax expense (benefit)	-	-	-	-	1,773	1,773
Net income (loss)	5,153	324	(41,215)	(35,738)	(11,680)	(47,418)
Less: Net income (loss) attributable to the non-controlling interest	-	-	(18,871)	(18,871)	(19,078)	(37,949)
Net income (loss) attributable to Cohen & Company Inc.	$5,153	$324	$(22,344)	$(16,867)	$7,398	$(9,469)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$2	$-	$2	$273	$275

SEGMENT INFORMATION

Statement of Operations Information

Six Months Ended June 30, 2021

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$37,582	$-	$-	$37,582	$-	$37,582
Asset management	-	3,931	-	3,931	-	3,931
New issue and advisory	2,689	-	-	2,689	-	2,689
Principal transactions and other income	(1)	274	68,267	68,540	-	68,540
Total revenues	40,270	4,205	68,267	112,742	-	112,742
Compensation	19,277	2,662	13,260	35,199	5,638	40,837
Other Operating Expense	6,730	989	44	7,763	2,770	10,533
Total operating expenses	26,007	3,651	13,304	42,962	8,408	51,370
Operating income (loss)	14,263	554	54,963	69,780	(8,408)	61,372
Interest (expense) income	(131)	-	-	(131)	(3,665)	(3,796)
Income (loss) from equity method affiliates	-	-	4,655	4,655	-	4,655
Other non-operating income	-	-	-	-	2,127	2,127
Income (loss) before income taxes	14,132	554	59,618	74,304	(9,946)	64,358
Income tax expense (benefit)	-	-	-	-	825	825
Net income (loss)	14,132	554	59,618	74,304	(10,771)	63,533
Less: Net income (loss) attributable to the non-controlling interest	-	(5)	20,936	20,931	31,522	52,453
Net income (loss) attributable to Cohen & Company Inc.	$14,132	$559	$38,682	$53,373	$(42,293)	$11,080

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$1	$1	$-	$2	$166	$168

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended June 30, 2022

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$10,377	$-	$-	$10,377	$-	$10,377
Asset management	-	1,898	-	1,898	-	1,898
New issue and advisory	3,481	-	-	3,481	-	3,481
Principal transactions and other income	2	229	(6,833)	(6,602)	-	(6,602)
Total revenues	13,860	2,127	(6,833)	9,154	-	9,154
Compensation	7,825	1,402	216	9,443	2,771	12,214
Other Operating Expense	3,243	584	199	4,026	1,076	5,102
Total operating expenses	11,068	1,986	415	13,469	3,847	17,316
Operating income (loss)	2,792	141	(7,248)	(4,315)	(3,847)	(8,162)
Interest income (expense)	(62)	-	-	(62)	(1,044)	(1,106)
Income (loss) from equity method affiliates	-	-	(3,044)	(3,044)	-	(3,044)
Other non-operating income	-	-	-	-	-	-
Income (loss) before income taxes	2,730	141	(10,292)	(7,421)	(4,891)	(12,312)
Income tax expense (benefit)	-	-	-	-	(60)	(60)
Net income (loss)	2,730	141	(10,292)	(7,421)	(4,831)	(12,252)
Less: Net income (loss) attributable to the non-controlling interest	-	-	(4,167)	(4,167)	(6,228)	(10,395)
Net income (loss) attributable to Cohen & Company Inc.	$2,730	$141	$(6,125)	$(3,254)	$1,397	$(1,857)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$1	$-	$1	$142	$143

SEGMENT INFORMATION Statement of Operations Information
Three Months Ended June 30, 2021

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$18,399	$-	$-	$18,399	$-	$18,399
Asset management	-	1,838	-	1,838	-	1,838
New issue and advisory	850	-	-	850	-	850
Principal transactions and other income	-	114	(11,135)	(11,021)	-	(11,021)
Total revenues	19,249	1,952	(11,135)	10,066	-	10,066
Compensation	9,880	1,206	(27)	11,059	3,131	14,190
Other Operating Expense	3,101	589	25	3,715	1,234	4,949
Total operating expenses	12,981	1,795	(2)	14,774	4,365	19,139
Operating income (loss)	6,268	157	(11,133)	(4,708)	(4,365)	(9,073)
Interest (expense) income	(66)	-	-	(66)	(1,716)	(1,782)
Income (loss) from equity method affiliates	-	-	5,490	5,490	-	5,490
Other non-operating income	-	-	-	-	2,127	2,127
Income (loss) before income taxes	6,202	157	(5,643)	716	(3,954)	(3,238)
Income tax expense (benefit)	-	-	-	-	(43)	(43)
Net income (loss)	6,202	157	(5,643)	716	(3,911)	(3,195)
Less: Net income (loss) attributable to the non-controlling interest	-	-	(9,039)	(9,039)	4,119	(4,920)
Net income (loss) attributable to Cohen & Company Inc.	$6,202	$157	$3,396	$9,755	$(8,030)	$1,725

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$1	$-	$1	$86	$87

BALANCE SHEET DATA
As of June 30, 2022
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$2,177,312	$3,699	$52,158	$2,233,169	$37,926	$2,271,095

Included within total assets:
Investments in equity method affiliates	$-	$-	$14,369	$14,369	$-	$14,369
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
December 31, 2021
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$3,501,973	$5,251	$104,491	$3,611,715	$44,589	$3,656,304

Included within total assets:
Investments in equity method affiliates	$-	$-	$48,238	$48,238	$-	$48,238
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total Revenues:
United States	$8,278	$9,258	$6,749	$110,175
Europe & Other	876	808	1,723	2,567
Total	$9,154	$10,066	$8,472	$112,742

Long-lived assets attributable to an individual country, other than the United States, are not material.

23. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $2,437 and  $3,161 for the six months ended June 30, 2022 and 2021, respectively.

The Company paid income taxes of $417 and $139 for the six months ended June 30, 2022 and 2021,, respectively. The Company received income tax refunds of $0 and $96 for six months ended June 30, 2022 and 2021 respectively.

For the six months ended June 30, 2022, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net surrendered units of membership interests in the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $381, a net increase of $5 in AOCI, and an  increase of $376 in non-controlling interest.

●	The Company recorded a $15,000 increase in convertible non-controlling interest and a $15,000 decrease in debt as a result of the DGC Trust election to convert the 2017 Convertible Note into units of membership interest of the Operating LLC.
●	The Company recorded a decrease in equity method affiliates of $19,357 and an increase in other investments at fair value of $19,357 resulting from an in-kind distribution from equity method affiliates.
●	The Company recorded a decrease in other investments at fair value of $3,885 and a corresponding decrease in non-controlling interest resulting from an in-kind distribution from a SPAC sponsor entity.
●	The Company recorded an increase in other investments at fair value of $836 and a corresponding decrease in other investment, not sold of $836 resulting from an investment reclass.

For the six months ended June 30, 2021, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net surrendered units of membership interests in the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $2,375, a net increase of $14 in AOCI, and a decrease of $2,361 in non-controlling interest.  See note 17.

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

The following table shows the impact of changes in these collateral deposits had on our cash flows in each period presented:

	Six Months Ended June 30,
	2022	2021
Collateral deposit end of period	$27,884	$32,599
Less: Collateral deposit beginning of period	17,320	41,119
Impact to cash flow from operations	$10,564	$(8,520)

24. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the six months ended June 30, 2022 and 2021. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

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

C. DGC Trust

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

D.  Duane Morris, LLP (“Duane Morris”)

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

E. FinTech Masala, LLC

The Company engaged Betsy Cohen on behalf of FinTech Masala, LLC as a consultant to provide certain services related to the Insurance SPAC II. The Company agreed to pay a consultant fee of $1 per month, which commenced on October 1, 2020, and continued through February 2021.  Betsy Cohen made a $1 investment in the Insurance SPAC II Sponsor Entities. The expense incurred by the Company for the consulting services provided by FinTech Masala, LLC is included within professional fees and operating expense in the consolidated statements of operations and comprehensive income and are disclosed in the table below.

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

F. Investment Vehicle and Other

FlipOs (previously Stoa USA, Inc.)

FlipOs is a related party because Daniel Cohen is a member of the board of directors of  FlipOs. As of December 31, 2021 the Company made cumulative investments of $566 in FlipOs.  The fair value of these investments are included in other investments, at fair value on the consolidated balance sheets; any realized and unrealized gains on these investments are included in principle transactions and other income on the consolidated statements of operations and comprehensive income. The amounts are included in the table below.

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

Insurance SPAC III

Insurance SPAC III is a related party as it is an equity method investment of the Company.  The Operating LLC is the manager of the Insurance SPAC III Sponsor Entities and the Company consolidates the Insurance SPAC III Sponsor Entities. As of   June 30, 2022 , the Company owns 47.3% of the equity in Insurance SPAC III Sponsor Entities. Income earned, or loss incurred on the equity method investment in Insurance SPAC III is included in the table below.  The Operating LLC and Insurance SPAC III entered into an administrative services agreement, dated December 17, 2020, pursuant to which the Operating LLC and Insurance SPAC III agreed that, commencing on the date that Insurance SPAC III’s securities were first listed on the NASDAQ Capital Market through the earlier of Insurance SPAC III’s consummation of a business combination and its liquidation, Insurance SPAC III would pay the Operating LLC $20 per month for certain office space, utilities, and shared personnel support as may be requested by Insurance SPAC III.  Revenue earned by the Company from the administrative services agreement is included as part of principal transactions and other income in the tables below.

The Operating LLC loaned to Insurance SPAC III approximately $71 to cover IPO expenses, which was repaid in full at the closing of the IPO. Insurance Acquisition Sponsor III and its affiliates, including the Operating LLC, have also committed to loan Insurance SPAC III up to an additional $1,500 to cover operating and acquisition related expenses following the IPO, of which $960 was borrowed by Insurance SPAC III as of   June 30, 2022.  See note 25.  These loans will bear no interest and, if the Insurance SPAC III consummates a business combination in the required timeframe, the loans are to be repaid from the funds held in Insurance SPAC III’s trust account. If Insurance SPAC III does not consummate a business combination in the required timeframe, no funds from Insurance SPAC III's trust account can be used to repay the loans.

SPAC Fund

The SPAC Fund is considered a related party because it is an equity method investment of the Company.  The Company has an investment in and a management contract with the SPAC Fund.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management in the tables below.  As of   June 30, 2022, the Company owned 0.48% of the equity of the SPAC Fund.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management and is shown in the tables below.  As of June 30, 2022, the Company owned 3.1% of the equity of the U.S. Insurance JV.

CREO JV

CREO JV is considered a related party because it is an equity method investment. The Company has an investment in and a management contract with CREO JV.  Income earned or loss incurred on the investment are included as part of principal transactions and other income.  As of   June 30, 2022, the Company owned 7.5% of the equity of CREO JV.

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

Fintech Acquisition Corp. IV ("FTAC IV") was a SPAC.  The sponsor of Fintech Acquisition Corp. IV ("FTAC IV Sponsor") is a related party as it is an equity method investment of the Company.  The Company made a sponsor investment in FTAC IV Sponsor, receiving a final allocation of 81,825 founder shares of FTAC IV stock for $1.  In addition, on September 29, 2020, the Operating LLC entered into a letter agreement with FTAC IV Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC IV Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of an additional 24,547 founders shares of FTAC IV stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, Other SPAC Entities in the tables below.

Fintech Acquisition Corp. V ("FTAC V") is a SPAC.  The sponsor of Fintech Acquisition Corp. V ("FTAC V Sponsor") is a related party as it is an equity method investment of the Company.  The Company made a sponsor investment in FTAC V Sponsor, receiving an initial allocation of 140,000 founder shares.  On December 14, 2020, the Operating LLC entered into a letter agreement with FTAC V Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC V Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC V stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, Other SPAC Entities in the tables below.

Fintech Acquisition Corp. VI ("FTAC VI") is a SPAC.  The sponsor of Fintech Acquisition Corp. VI ("FTAC VI Sponsor") is a related party as it is an equity method investment of the Company.  On June 26, 2021, the Operating LLC entered into a letter agreement with FTAC VI Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC VI Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founder shares of FTAC VI stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principle transactions and other income, Other SPAC Entities in the tables below.

FTAC Olympus Acquisition Corp ("FTAC Olympus") was a SPAC.  The sponsor of FTAC Olympus Acquisition Corp. ("FTAC Olympus Sponsor") is a related party as it is an equity method investment of the Company.  The Company made a sponsor investment in FTAC Olympus Sponsor, receiving a final allocation of 399,741 founders shares of FTAC Olympus stock for $2.  In addition, on September 8, 2020, the Operating LLC entered into a letter agreement with FTAC Olympus Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Olympus Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of an additional 19,987 founders shares of FTAC Olympus stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, Other SPAC Entities in the tables below.

FTAC Athena Acquisition Corp. ("FTAC Athena") is a SPAC.  The sponsor of FTAC Athena Acquisition Corp. ("FTAC Athena Sponsor") is a related party as it is an equity method investment of the Company.  On February 26, 2021, the Operating LLC entered into a letter agreement with FTAC Athena Sponsor whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Athena Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Athena stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, Other SPAC Entities in the tables below.

FTAC Hera Acquisition Corp. ("FTAC Hera") is a SPAC.  The sponsors of FTAC Hera Acquisition Corp. ("FTAC Hera Sponsors") is a related party as it is an equity method investment of the Company.  On March 5, 2021, the Operating LLC entered into a letter agreement with FTAC Hera Sponsors whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Hera Sponsors for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Hera stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, Other SPAC Entities in the tables below.

FTAC Parnassus Acquisition Corp. ("FTAC Parnassus") is a SPAC.  The sponsors of FTAC Parnassus Acquisition Corp. ("FTAC Parnassus Sponsors") is a related party as it is an equity method investment of the Company.  On March 15, 2021, the Operating LLC entered into a letter agreement with FTAC Parnassus Sponsors whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Parnassus Sponsors for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Parnassus stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, Other SPAC Entities in the tables below.

FTAC Zeus Acquisition Corp. ("FTAC Zeus") is a SPAC.  The sponsors of FTAC Zeus Acquisition Corp. ("FTAC  Sponsors") is a related party as it is an equity method investment of the Company.  On November 24, 2021, the Operating LLC entered into a letter agreement with FTAC Zeus Sponsors whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Zeus Sponsors for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Zeus stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, Other SPAC Entities in the tables below.

FTAC Emerald Acquisition Corp. ("FTAC Emerald") is a SPAC.  The sponsors of FTAC Emerald Acquisition Corp. ("FTAC Emerald Sponsors") is a related party as it is an equity method investment of the Company.  On December 20, 2021, the Operating LLC entered into a letter agreement with FTAC Emerald Sponsors whereby the Operating LLC will provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Emerald Sponsors for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Emerald stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, Other SPAC Entities in the tables below.

Other

The Company invests in sponsor entities of SPACS, either directly or through its interest in the SPAC Series Funds, that are not otherwise affiliated with the Company but are considered related parties because they are accounted for under the equity method.  As of  June 30, 2022, the Company owned  0.24% of these entities in the aggregate. Income earned or loss incurred on the equity method investment in the Other SPAC Entities in the tables below.

The following tables display the routine transactions recognized in the consolidated statements of operations from the identified related parties that are described above.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Asset management
SPAC Fund	$261	$292	$543	$507
Other SPAC Entities	-	-	-	319
U.S. Insurance JV	269	104	535	195
	$530	$396	$1,078	$1,021
Principal transactions and other income
Insurance SPAC II	$-	$-	$-	$40
Insurance SPAC III	60	60	120	120
FlipOS	4,504	-	4,196	-
Other SPAC Entities	35	72	60	87
SPAC Fund	(8)	(10)	(63)	468
U.S. Insurance JV	(190)	97	(110)	259
CREO	37	-	117	-
	$4,438	$219	$4,320	$974
Income (loss) from equity method affiliates
Dutch Real Estate Entities	$(257)	$49	$(265)	$(83)
Insurance SPAC II	-	-	-	(107)
Insurance SPAC III	(366)	(236)	(955)	(690)
Other SPAC Entities	(2,421)	5,677	(13,928)	5,535
	$(3,044)	$5,490	$(15,148)	$4,655

Operating expense (income)
Duane Morris	$153	$140	$295	$538
FinTech Masala, LLC	(20)	(11)	(38)	(20)
	$133	$129	$257	$518
Interest expense (income)
CBF	$-	$-	$-	$197
DGC Trust	-	381	327	756
EBC	-	72	-	143
JKD Investor	290	544	561	1,136
	$290	$997	$888	$2,232

 The following related party transactions are non-routine and are not included in the tables above.

H.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $103 and $204   for the three and six months ended June 30, 2022.  Contributions made on behalf of the Company were $72 and $167 for the three and six months ended June 30, 2021.

The Company leases office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio, Jr., the vice chairman of the Company’s board of directors.  The Company recorded $24 of rent expense related to this office space for the three months ended June 30, 2022 and 2021, respectively and $48 of rent expense for the six months ended June 30, 2022 and 2021.  This lease terminated June 20, 2022.

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

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	June 30, 2022	December 31, 2021
CK Capital	$-	$137
U.S. Insurance JV	225	147
Insurance SPAC III	960	500
SPAC Fund	343	3,653
Employee & other	306	144
Due from related parties	$1,834	$4,581

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

●

Asset Management:  Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of June 30, 2022, we had approximately $2.2 billion in assets under management (“AUM”) of which 52.8% was in CDOs. A substantial portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

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

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of June 30, 2022, 52.8% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

Equity prices of SPACs and post business combination SPACs declined significantly during the first half of 2022.  We are exposed to public equity prices of SPACs and post business combination SPACs both through our other investments, at fair value and investments in equity method affiliates.  As a result, we recorded significant principal transaction losses and equity method losses during the six months ended June 30, 2022.  Continued declines in the equity prices of these companies will result in further losses for us.

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

U.S.  Housing Market

Our mortgage group is significant to our Capital Markets segment and our company overall.  The mortgage group primarily earns revenue by providing hedging execution, securities financing, and trade execution services to mortgage originators and other investors in mortgage-backed securities.  Therefore, this group’s revenue is highly dependent on the volume of mortgage originations in the U.S.  Origination activity is highly sensitive to interest rates, the U.S. job market, housing starts, sale activity of existing housing stock, as well as the general health of the U.S. economy.  In addition, any new regulation that impacts U.S. government agency mortgage-backed security issuance activity, residential mortgage underwriting standards, or otherwise impacts mortgage originators will impact our business.  We have no control over these external factors and there is no effective way for us to hedge against these risks.  Our mortgage group’s volumes and profitability will be highly impacted by these external factors.

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

Pursuant to the DGC Trust’s governing documents, Daniel G. Cohen has the ability to acquire at any time any of the DGC Trust’s assets, including the units of membership interest, by substituting other property of an equivalent value without the approval or consent of any person, including any trustee or beneficiary of the DGC Trust. See Notes 16 and 24 to our consolidated financial statements included this Quarterly Report on Form 10-Q

The 2020 Senior Notes

On January 31, 2022, the Operating LLC and JKD Investor entered into a Note Purchase Agreement  pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor an Amended and Restated Senior Promissory Note in the aggregate principal amount of $4,500 (the “Amended and Restated Note”), which Amended and Restated Note amended and restated the JKD Note in its entirety.  The 2022 Purchase Agreement contains customary representations and warranties on the part of each of JKD Investor and the Operating LLC.  We used these proceeds to retire $2,250 of existing 2020 Senior Notes held by RNCS.  See notes 16 and 24 to our consolidated financial statements included this Quarterly Report on Form 10-Q

New Commercial Real Estate Opportunities (“CREO”) JV

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

We have elected the fair value option in accordance with the provisions of FASB ASC 820, Fair Value Measurements (“FASB ASC 820”) to account for our investment in the CREO JV.  The investment is included in other investments at fair value, on the consolidated balance sheet and gains and losses (both realized and unrealized) are recognized in the consolidated statement of operations as a component of principal transactions and other income.  Because the CREO JV has the attributes of investment companies as described in FASB ASC 946-15-2, we estimate the fair value of our investment using the net asset value (“NAV”) per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. As of June 30, 2022, our investment balance in the CREO was $6,653.

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

The Operating LLC loaned to Insurance SPAC III approximately $71 to cover IPO expenses, which was repaid in full at the closing of the IPO. Insurance Acquisition Sponsor III and its affiliates, including the Operating LLC, have also committed to loan Insurance SPAC III up to an additional $1,500 to cover operating and acquisition related expenses following the IPO, of which $960 was borrowed by Insurance SPAC III as of  June 30, 2022. If Insurance SPAC III does not consummate a business combination in the required timeframe, no funds from Insurance SPAC III's trust account can be used to repay the loans.

As of June 30, 2022, we had a total equity method investment in Insurance SPAC III of $3,586, which was included as a component of investment in equity method affiliates in our consolidated balance sheet.  Offsetting this amount was non-controlling interest of $4,325, which was included as a component of non-controlling interest in our consolidated balance sheet.  Therefore, the net carrying value of our investment in Insurance SPAC III (excluding its advances under our loan agreement) was $(739) as of June 30, 2022.

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2022 and 2021.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,		Favorable / (Unfavorable)
	2022	2021	$ Change	% Change
Revenues
Net trading	$22,399	$37,582	$(15,183)	(40%)
Asset management	3,787	3,931	(144)	(4%)
New issue and advisory	7,251	2,689	4,562	170%
Principal transactions and other income (loss)	(24,965)	68,540	(93,505)	(136%)
Total revenues	8,472	112,742	(104,270)	(92%)

Operating expenses
Compensation and benefits	26,093	40,837	14,744	36%
Business development, occupancy, equipment	2,543	1,506	(1,037)	(69%)
Subscriptions, clearing, and execution	3,913	5,164	1,251	24%
Professional fee and other operating	3,688	3,695	7	0%
Depreciation and amortization	275	168	(107)	(64%)
Total operating expenses	36,512	51,370	14,858	29%

Operating income / (loss)	(28,040)	61,372	(89,412)	(146%)

Non-operating income / (expense)

Interest expense, net	(2,457)	(3,796)	1,339	35%
Income / (loss) from equity method affiliates	(15,148)	4,655	(19,803)	(425%)
Other non operating income	-	2,127	(2,127)	(100%)
Income / (loss) before income taxes	(45,645)	64,358	(110,003)	(171%)
Income tax expense / (benefit)	1,773	825	(948)	(115%)
Net income / (loss)	(47,418)	63,533	(110,951)	(175%)
Less: Net income (loss) attributable to the non-convertible non-controlling interest	(18,871)	20,931	39,802	190%
Enterprise net income / (loss)	(28,547)	42,602	(71,149)	(167%)
Less: Net income (loss) attributable to the convertible non-controlling interest	(19,078)	31,522	50,600	161%
Net income / (loss) attributable to Cohen & Company Inc.	$(9,469)	$11,080	(20,549)	(185%)

Revenues

Revenues decreased  by $104,270  or 92% for the six months ended June 30, 2022 from $112,742 for the six months ended June 30, 2021. As discussed in more detail below, the change was comprised of (i) a decrease of $15,183 in net trading revenue; (ii)  a decrease of $144 in asset management revenue; (iii) an increase  in new issue and advisory of $4,562 ; and (iv) a decrease of $93,505 principal transactions and other income.

Net Trading

Net trading revenue decreased by $15,183 or 40% to $22,399 for the six months ended June 30, 2022 from $37,582 for the six months ended June 30, 2021.  The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	Six Months Ended June 30,
	2022	2021	Change
Mortgage	$3,602	$4,378	$(776)
Matched book repo	17,634	23,500	(5,866)
High yield corporate	2,139	6,083	(3,944)
Investment grade corporate	869	201	668
Wholesale and other	(1,845)	3,420	(5,265)
Total	$22,399	$37,582	$(15,183)

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

	As of June 30,		As of December 31,
	2022	2021	2021	2020
Company sponsored CDOs	$1,167,484	$1,294,499	$1,239,988	$2,057,178
Other Investment Vehicles (1)	1,041,960	851,293	1,118,162	712,028
Assets under management (2)	$2,209,444	$2,145,792	$2,358,150	$2,769,206

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

Asset management fees decreased by $144 ,or 4% to $3,787 for the six months ended June 30, 2022 from $3,931 for the six months ended June 30, 2021, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Six Months Ended June 30,
	2022	2021	Change
CDOs	$986	$1,433	$(447)
Other	2,801	2,498	303
Total	$3,787	$3,931	$(144)

Asset management fees from CDOs declined mainly due to a decline in AUM due to CDO auctions, our removal as manager of one CDO, and principal paydowns of collateral.  Asset management fees from other increased due to an increase in fees from the Company's PriDe funds and fees earned from the US Insurance JV partially offset by a reduction in fees earned from the SPAC Fund.

New Issue and Advisory

New issue and advisory revenue increased by $4,562 to $7,251 for the six months ended June 30, 2022, as compared to $2,689 for the six months ended June 30, 2021.  The following table summarizes new issue revenue by business line.

	For the Six Months Ended
	2022	2021	Change
Cohen & Company Capital Markets	$3,505	$400	$3,105
Commercial Real Estate Originations	1,753	$-	1,753
US Insurance Originations	1,993	1,200	793
Europe Insurance Originations	-	1,089	(1,089)
Total	$7,251	$2,689	$4,562

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

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss) decreased by $93,505 or 136% to ($24,965) for the six months ended June 30, 2022, as compared to $68,540 for the six months ended June 30, 2021.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Six Months Ended June 30,
	2022	2021	Change
SFT	$(4,678)	$4,123	$(8,801)
MILE	(3,143)	60,381	(63,524)
IMXI	-	(190)	190
WEJO	(1,617)	-	(1,617)
REE	(4,173)	-	(4,173)
ML	(217)	-	(217)
BKSY	(78)	-	(78)
HLGN	(14,022)	-	(14,022)
PAYO	(972)	259	(1,231)
PWP	(511)	429	(940)
ACHR	(57)	-	(57)
SPAC Fund	(63)	468	(531)
US Insurance JV	(110)	259	(369)
CREO JV	116	-	116
FlipOs	4,196		4,196
Other principal investments	(165)	2,316	(2,481)
Total principal transactions	(25,494)	68,045	(93,539)

IIFC revenue share	343	274	69
All other income / (loss)	186	221	(35)
Other income	529	495	34

Principal transactions and other income (loss)	$(24,965)	$68,540	$(93,505)

Principal Transactions

For all investments discussed below, see note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

SFT represents equity positions in Shift Technologies, Inc. (NASDAQ: SFT).  The shares of SFT we hold are comprised of both unrestricted and restricted shares and are carried at fair value.  As of the beginning of 2021, we held most of our SFT shares in the Insurance SPAC Sponsor Entities, which were not wholly owned subsidiaries of the Operating LLC.  As of June 30, 2022, all SFT shares held by us were held by the Operating LLC.  See non-controlling interest discussion below.  As of June 30, 2022, we had total investments in SFT carried at fair value of $1,039 which is included as a component of other investments, at fair value.

MILE represents equity positions in MetroMiles, Inc. (NASDAQ: MILE).  The shares of MILE we hold are comprised of restricted shares and are carried at fair value.  As of the beginning of 2021, we held most of our MILE shares in the Insurance SPAC II Sponsor Entities, which were not wholly owned subsidiaries of the Operating LLC.  As of June 30, 2022, all MILE shares held by us were held by the Operating LLC.  See compensation and non-controlling interest discussions below.  As of June 30, 2022 we had total investments in MILE carried at fair value of $2,358 which is included as a component of other investments, at fair value.

IMXI represents equity positions of International Money Express, Inc. (NASDAQ: IMXI), a publicly traded company that resulted from the merger of Intermex Holdings, LLC and FinTech Acquisition Corp. II.  As of June 30, 2022, we held no investment in IMXI.  This investment was carried at fair value.

WEJO represents equity positions of Wejo Group, Ltd. (NASDAQ: WEJO), a publicly traded company that closed its business combination with Virtuoso Acquisition Corp.  As of June 30, 2022, we had no investment in WEJO carried at fair value and included as a component of other investments at fair value.  We have investments in the sponsor of WEJO that are accounted for as equity method affiliates.  See Income / (loss) from Equity Method Affiliates below and note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

REE represents equity positions of REE Automotive Ltd. (NASDAQ: REE), a publicly traded company that closed its business combination with 10X Capital Venture Acquisition Corp.  As of June 30, 2022, we had a total investment in REE carried at fair value of $1,102 which is included as a component of other investments at fair value.

ML represents equity positions of MoneyLion, Inc. (NYSE: ML), a publicly traded company that closed its business combination with Fusion Acquisition Corp.  As of June 30, 2022, we had a total investment in ML carried at fair value of $106 which is included as a component of other investments at fair value.

BKSY represents equity positions of Blacksky Technologies, Inc (NYSE: BKSY) that closed its business combination with Osprey Technologies Acquisition Corp.  As of June 30, 2022, we had a total investment in BKSY carried at fair value of $83 which is included as a component of other investments at fair value.

Heliogen, Inc. (NYSE: HLGN) is a public company that closed its business combination with Athena Technology Acquisition Corp.  As of June 30, 2022, we had a total investment in HLGN carried at fair value of $1,336 which is included as a component of other investments at fair value.

Payoneer Global, Inc. (NASDAQ: PAYO) is a public company that closed its business combination with FTAC Olympus Acquisition Corp. SPAC.  As of June 30, 2022, we had a total investment in PAYO carried at fair value of $1,078 which is included as a component of other investments at fair value.

Parella Weinberg Partners (NASDAQ: PWP) is a public company that closed its business combination with FTAC IV Acquisition Corp. SPAC.  As of June 30, 2022, we had a total investment in PWP carried at fair value of $143 which is included as a component of other investments at fair value.

Archer Aviation Inc. (NASDAQ: ACHR) is a public company that closed its business combination with Atlas Crest Investment Corp.  As of June 30, 2022, we had no investment in ACHR carried at fair value as a component of other investments, at fair value.  We have an investment in the sponsor entity of Atlas Crest which is accounted for under the equity method.

The SPAC Fund invests in the equity of SPACs.  We carry our investment in the fund at its reported NAV.

The US Insurance JV invests in insurance company debt.  We carry our investment in the fund at its reported NAV.

CREO JV invests in commercial real estate debt.  We carry our investment in the fund at its reported NAV.

FlipOs is a private company in which we own common equity.  We carry our investment at fair value.  See note 24 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $4,184.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses decreased  by $14,858 or 29% to $36,512 for the six months ended June 30, 2022 from $51,370 for the six months ended June 30, 2021. As discussed in more detail below, the change was comprised of (i) a decrease of $14,744 in compensation and benefits; (ii) an increase of $1,037 in business development, occupancy, and equipment; (iii) a decrease of $1,251 in subscriptions, clearing, and execution; (iv) a decrease of $7 in professional fee and other operating; and (v) an increase of $107 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $14,744, or 36%, to $26,093 for the six months ended June 30, 2022 from $40,837 for the six months ended June 30, 2021.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Six Months Ended June 30,
	2022	2021	Change
Cash compensation and benefits	$23,907	$26,669	$(2,762)
Equity-based compensation	2,186	14,168	(11,982)
Total	$26,093	$40,837	$(14,744)

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $2,762 to $23,907 for the six months ended June 30, 2022 from $26,669 for the six months ended June 30, 2021.  The decrease was due to a decrease in incentive compensation that is tied to revenues and operating profitability, partially offset by increases related to the continued build out of the Cohen and Company Capital Markets team.  Our total headcount increased from 108 at June 30, 2021 to 121 at June 30, 2022.

Equity-based compensation decreased by $11,982, to $2,186 for the six months ended June 30, 2022, as compared to $14,168 for the six months ended June 30, 2021.  The decrease was due to equity compensation related to Insurance SPAC II recognized upon the completion of the merger between Insurance SPAC II and MILE recorded in six months ended June 30, 2021.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $1,037, or 69%, to $2,543 for the six months ended June 30, 2022 from $1,506 for the six months ended June 30, 2021.  This increase was comprised of an increase in business development of $448 and an increase in occupancy and equipment of $589.  Business development increased primarily due to increased travel costs.  Occupancy costs increased due to additional rent for additional space in our New York office.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $1,251, or 24% to $3,913 for the six months ended June 30, 2022 from $5,164 for the six months ended June 30, 2021.  The decrease was comprised of a decrease in clearing and execution costs of $1,523 partially offset by an increase in subscriptions of $272.  The decrease in clearing and execution was the result of new issue costs and GCF repo clearing costs recognized in the six months ended June 30, 2021.  The increase in subscriptions related to the increase in headcount.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses decreased by $7,or 0% to $3,688 for the six months ended June 30, 2022 from $3,695 for the six months ended June 30, 2021.

Depreciation and Amortization

Depreciation and amortization increased by$107 ,or 64% to $275 for the six months ended June 30, 2022 from $168 for the six months ended June 30, 2021. The increase was due to additional leasehold improvements in the Company's New York and California offices.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $1,339 to $2,457 for the six months ended June 30, 2022 from $3,796 for the six months ended June 30, 2021.

INTEREST EXPENSE
(Dollars in Thousands)

	Six Months Ended June 30,
	2022	2021	Change
Junior subordinated notes	$1,413	$1,299	$114
2020 Senior Notes	231	268	(37)
2013 Convertible Notes / 2019 Senior Notes	-	143	(143)
2017 Convertible Note	327	756	(429)
Byline LOC	134	131	3
Redeemable Financial Instrument - DGC Trust / CBF	-	197	(197)
Redeemable Financial Instrument - JKD Capital Partners I LTD	352	1,002	(650)
	$2,457	$3,796	$(1,339)

See notes 15 and 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $19,803 to ($15,148) for the six months ended June 30, 2022 from $4,655 for the six months ended June 30, 2021.  See note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
	2022	2021	Change
Insurance SPACs	$(957)	$(797)	$(160)
Dutch Real Estate Entities	(264)	(83)	(181)
Other SPAC Sponsor Entities	(13,927)	5,535	(19,462)
Total	$(15,148)	$4,655	$(19,803)

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

	Six Months Ended June 30,
	2022	2021	Change
HLGN	$(10,558)	$(1)	$(10,557)
WEJO	(1,622)	-	(1,622)
DRTS	1,072	(1)	1,073
PAYO	-	4,282	(4,282)
PWP	(110)	1,251	(1,361)
ACHR	(217)	-	(217)
Other	(2,492)	4	(2,496)
Total	$(13,927)	$5,535	$(19,462)

During the six months ended June 30, 2022, our share of the HLGN shares held by the Sponsor Entity were distributed to us.  Accordingly, as of  June 30, 2022,  we have no equity method investment in the Sponsor Entity of HLGN.  However, we hold HLGN shares as a component of other investments, at fair value as of June 30, 2022.  See Principal Transactions above and note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-K.

The shares of WEJO held by the Sponsor Entity are restricted. The Sponsor Entity we invest in holds shares of WEJO.  We expect this Sponsor Entity to either (a) liquidate this investment and distribute to us our allocable proceeds or (b) distribute to us our allocable shares of WEJO in-kind.  In either case, the final cash realized from this investment will be impacted by the performance of this investment until it is liquidated.  The remaining equity method balance in the Sponsor Entity of WEJO was $342 as of June 30, 2022.  We also held investments in WEJO shares as component of other investments, at fair value during the six months ended June 30, 2022.  See Principal Transactions above and note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Alpha Tau Medical, Ltd. (NASDAQ: DRTS) is a public company.  The Sponsor Entity in which we invest in holds restricted shares of DRTS.  We expect this Sponsor Entity to either (a) liquidate this investment and distribute to us our allocable proceeds or (b) distribute to us our allocable shares of DRTS in-kind.  In either case, the final cash realized from this investment will be impacted by the performance of this investment until it is liquidated.  As of June 30, 2022, our equity method investment in the Sponsor Entity which holds DRTS shares was $1,073.

Payoneer Global,  Inc. (NASDAQ: PAYO) is a public company.  The Sponsor Entity we invested in held shares of PAYO.  During 2021, these shares were distributed to us and we no longer hold an investment in the Sponsor Entity.  We also held investments in PAYO shares as component of other investments at fair value during the  six months ended June 30, 2022.  See Principal Transactions above and note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Parella Weinberg Partners (NASDAQ: PWP) is a public company.  The Sponsor Entity we invest in holds restricted shares of PWP.  We expect this Sponsor Entity to either (a) liquidate this investment and distribute to us our allocable proceeds or (b) distribute to us our allocable shares of PWP in-kind.  In either case, the final cash realized from this investment will be impacted by the performance of this investment until it is liquidated.  As of June 30, 2022, our equity method investment in the Sponsor Entity which holds PWP shares was $68.  We also held investments in PWP shares as component of other investments at fair value during the  six months ended June 30, 2022.  See Principal Transactions above and note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Non Operating Income / (Loss)

We recorded other non-operating income of $2,127 for the six months ended June 30, 2021 as the result of the forgiveness of our PPP loan. See note 17 to our consolidated financial statements included in item 1 of this quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $948 to income tax expense / (benefit) of  $1,773 for the six months ended June 30, 2022 from $825 for the six months ended June 30, 2021. The increase was primarily due to an increase in the valuation allowance related to our NOL carryforward assets recorded in the six months ended June 30, 2022.  This increase of the valuation allowance was recorded as the result the conversion of the 2017 convertible notes which occurred in March.  This conversion resulted in a dilution of the parent company's share of the operating LLC which reduced the expected amount of future income available to utilize these carryforward assets.

Our provision for income taxes fluctuates due to several factors mostly attributable to our legal structure summarized as follows:

It is important to note that when evaluating our income tax expense or benefit (especially compared to other companies' expense or benefit) that substantially all of our operations occur in the Operating LLC.  There are some local taxes and foreign taxes to which the Operating LLC or its subsidiaries are subject to, but the Operating LLC is generally treated as a pass-through entity and is not subject to U.S. federal or state income tax.  Therefore, the members of the Operating LLC receive allocations of its income and are subject to U.S. federal and state taxes.  For the current period, Cohen and Company, Inc. owned 29.72% of the economic interests of the Operating LLC (on average) and is allocated the same percentage of income generated by the Operating LLC.  To the extent Cohen and Company, Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  However, the remaining 71.28% that is allocated to the non-controlling members of the Operating LLC is subject to taxation on the members' tax returns.  That tax obligation is not included in these consolidated financial statements.

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

Net Income / (Loss) Attributable to the Non-Convertible Non-controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the six months ended June 30, 2022 and 2021 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us for the relevant periods.  These interests are not convertible into Common Stock.

SUMMARY CALCULATION OF NON-CONVERTIBLE NON-CONTROLLING INTEREST
For the Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2022	2021	Change
Insurance SPAC Sponsor Entities	$-	$3,560	$3,560
Insurance II SPAC Sponsor Entities	-	17,644	17,644
Insurance III SPAC Sponsor Entities	(483)	(357)	126
SPAC Pipe Entities	(2,270)	92	2,362
Other SPAC Sponsor Investor	(16,118)	(4)	16,114
Other	-	(4)	(4)
Total	$(18,871)	$20,931	$39,802

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

Net Income / (Loss) Attributable to the Convertible Non-controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the six months ended June 30, 2022 and 2021 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST
For the Six Months Ended June 30, 2022

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(45,645)	$-	$(45,645)
Income tax expense / (benefit)	(11)	1,784	1,773
Net income / (loss) after tax	(45,634)	(1,784)	(47,418)
Other consolidated subsidiary non-controlling interest	(18,871)
Net income / (loss) attributable to the Operating LLC	(26,763)
Average effective Operating LLC non-controlling interest % (1)	71.28%
Convertible non-controlling interest	$(19,078)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Six Months Ended June 30, 2021

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$64,358	$-	$64,358
Income tax expense / (benefit)	247	578	825
Net income / (loss) after tax	64,111	(578)	63,533
Other consolidated subsidiary non-controlling interest	20,931
Net income / (loss) attributable to the Operating LLC	43,180
Average effective Operating LLC non-controlling interest % (1)	73.00%
Operating LLC non-controlling interest	$31,522

(1)

Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2022 and 2021.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Favorable / (Unfavorable)
	2022	2021	$ Change	% Change
Revenues
Net trading	$10,377	$18,399	$(8,022)	(44%)
Asset management	1,898	1,838	60	3%
New issue and advisory	3,481	850	2,631	310%
Principal transactions and other income (loss)	(6,602)	(11,021)	4,419	40%
Total revenues	9,154	10,066	(912)	(9%)

Operating expenses
Compensation and benefits	12,214	14,190	1,976	14%
Business development, occupancy, equipment	1,295	787	(508)	(65%)
Subscriptions, clearing, and execution	1,972	2,374	402	17%
Professional fee and other operating	1,692	1,701	9	1%
Depreciation and amortization	143	87	(56)	(64%)
Total operating expenses	17,316	19,139	1,823	10%

Operating income / (loss)	(8,162)	(9,073)	911	10%

Non-operating income / (expense)

Interest expense, net	(1,106)	(1,782)	676	38%
Income / (loss) from equity method affiliates	(3,044)	5,490	(8,534)	(155%)
Other non operating income	-	2,127	(2,127)	(100%)
Income / (loss) before income taxes	(12,312)	(3,238)	(9,074)	(280%)
Income tax expense / (benefit)	(60)	(43)	17	40%
Net income / (loss)	(12,252)	(3,195)	(9,057)	(283%)
Less: Net income (loss) attributable to the non-convertible non-controlling interest	(4,167)	(9,039)	(4,872)	(54%)
Enterprise net income / (loss)	(8,085)	5,844	(13,929)	(238%)
Less: Net income (loss) attributable to the convertible non-controlling interest	(6,228)	4,119	10,347	251%
Net income / (loss) attributable to Cohen & Company Inc.	$(1,857)	$1,725	(3,582)	(208%)

Revenues

Revenues decreased by $912 or 9% to $9,154 for the three months ended June 30, 2022 from $10,066 for the three months ended June 30, 2021. As discussed in more detail below, the change was comprised of (i) a decrease of $8,022 in net trading revenue; (ii) an increase of $60 in asset management revenue; (iii) an increase in new issue and advisory of $2,631; and (iv) an increase of $4,419 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $8,022 or 44%, to $10,377 for the three months ended June 30, 2022 from $18,399 for the three months ended June 30, 2021.  The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	Three Months Ended June 30,
	2022	2021	Change
Mortgage	$2,125	$1,829	$296
Matched book repo	7,862	12,218	(4,356)
High yield corporate	1,163	2,753	(1,590)
Investment grade corporate	438	193	245
Wholesale and other	(1,211)	1,406	(2,617)
Total	$10,377	$18,399	$(8,022)

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

	As of June 30,		As of December 31,
	2022	2021	2021	2020
Company sponsored CDOs	$1,167,484	$1,294,499	$1,239,988	$2,057,178
Other Investment Vehicles (1)	1,041,960	851,293	1,118,162	712,028
Assets under management (2)	$2,209,444	$2,145,792	$2,358,150	$2,769,206

(1) Other Investment Vehicles represent any investment vehicles that are not company sponsored CDOs.

(2) In some cases, accounts we manage may employ leverage.  Further, in some cases, our fees are based on gross assets and in other cases, our fees are based on net assets.  Finally, in the case of the CREO JV and the SPAC Series Funds there are no management fees earned.  AUM included herein is calculated using either gross or net assets of each managed account or CDO based on whichever serves as the basis for our management fees. In the case where no management fees are earned, the net assets are included.

Asset management fees increased by $60, or 3%, to $1,898 for the three months ended June 30, 2022 from $1,838 for the three months ended June 30, 2021, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Three Months Ended June 30,
	2022	2021	Change
CDOs	$492	$643	$(151)
Other	1,406	1,195	211
Total	$1,898	$1,838	$60

Asset management fees from CDOs declined mainly due to a decline in AUM due to CDO auctions, our removal as manager of one CDO, and principal paydowns of collateral.  Asset management fees from other increased due to an increase in fees from the Company's PriDe funds and fees earned from the US Insurance JV.

New Issue and Advisory

New issue and advisory revenue increased by $2,631 to $3,481 for the three months ended June 30, 2022, as compared to $850 for the three months ended June 30, 2021.  The following table summarizes new issue revenue by business line.

	Three Months Ended June 30,
	2022	2021	Change
Cohen & Company Capital Markets	$1,972	$400	$1,572
Commercial Real Estate Originations	716	-	716
US Insurance Originations	793	450	343
Total	$3,481	$850	$2,631

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

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss)  increased by $4,419, or 40%, to ($6,602) for the three months ended June 30, 2022, as compared to ($11,021) for the three months ended June 30, 2021.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Three Months Ended June 30,
	2022	2021	Change
SFT	$(2,626)	$461	$(3,087)
MILE	(957)	(12,812)	11,855
IMXI	-	(67)	67
REE	(703)	-	(703)
ML	(95)	-	(95)
BKSY	15	-	15
HLGN	(5,774)	-	(5,774)
PAYO	(166)	259	(425)
PWP	(260)	429	(689)
ACHR	(57)	-	(57)
SPAC Fund	(9)	(11)	2
US Insurance JV	(191)	97	(288)
CREO JV	36	-	36
FlipOs	4,505	-	4,505
Other principal investments	(653)	390	(1,043)
Total principal transactions	(6,935)	(11,254)	4,319

IIFC revenue share	229	114	115
All other income / (loss)	104	119	(15)
Other income	333	233	100

Principal transactions and other income (loss)	$(6,602)	$(11,021)	$4,419

Principal Transactions

For all investments discussed below, see note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

SFT represents equity positions in Shift Technologies, Inc. (NASDAQ: SFT).  The shares of SFT we hold are comprised of both unrestricted and restricted shares and are carried at fair value.  As of the beginning of 2021, we held most of our SFT shares in the Insurance SPAC Sponsor Entities, which were not wholly owned subsidiaries of the Operating LLC.  As of June 30, 2022, all SFT shares held by us were held by the Operating LLC.  See non-controlling interest discussion below.  As of June 30, 2022, we had total investments in SFT carried at fair value of $1,039 which is included as a component of other investments, at fair value.

MILE represents equity positions in MetroMiles, Inc. (NASDAQ: MILE)  The shares of MILE we hold are comprised of restricted shares and are carried at fair value.  As of the beginning of 2021, we held most of our MILE shares in the Insurance SPAC II Sponsor Entities, which were not wholly owned subsidiaries of the Operating LLC.  As of June 30, 2022, all MILE shares held by us were held by the Operating LLC.  See compensation and non-controlling interest discussions below.  As of June 30, 2022 we had total investments in MILE carried at fair value of $2,358 which is included as a component of other investments, at fair value.

IMXI represents equity positions of International Money Express, Inc. (NASDAQ: IMXI), a publicly traded company that resulted from the merger of Intermex Holdings, LLC and FinTech Acquisition Corp. II.  As of June 30, 2022, we held no investment in IMXI.  This investment was carried at fair value.

REE represents equity positions of REE Automotive Ltd. (NASDAQ: REE), a publicly traded company that closed its business combination with 10X Capital Venture Acquisition Corp. As of June 30, 2022, we had a total investment in REE carried at fair value of $1,102 which is included as a component of other investments at fair value.

ML represents equity positions of MoneyLion, Inc. (NYSE: ML), a publicly traded company that closed its business combination with Fusion Acquisition Corp.  As of June 30, 2022, we had a total investment in ML carried at fair value of $106 which is included as a component of other investments at fair value.

BKSY represents equity positions of Blacksky Technologies, Inc (NYSE: BKSY) that closed its business combination with Osprey Technologies Acquisition Corp.  As of June 30, 2022, we had a total investment in BKSY carried at fair value of $83 which is included as a component of other investments at fair value.

Heliogen, Inc. (NYSE: HLGN) is a public company that closed its business combination with Athena Technology Acquisition Corp.  As of June 30, 2022, we had a total investment in HLGN carried at fair value of $1,336 which is included as a component of other investments at fair value.

Payoneer Global, Inc. (NASDAQ: PAYO) is a public company that closed its business combination with FTAC Olympus Acquisition Corp. SPAC.  As of June 30, 2022, we had a total investment in PAYO carried at fair value of $1,047 which is included as a component of other investments at fair value.

Parella Weinberg Partners (NASDAQ: PWP) is a public company that closed its business combination with FTAC IV Acquisition Corp. SPAC.  As of June 30, 2022, we had a total investment in PWP carried at fair value of $143 which is included as a component of other investments at fair value.

Archer Aviation Inc. (NASDAQ: ACHR) is a public company that closed its business combination with Atlas Crest Investment Corp.  As of June 30, 2022, we had no investment in ACHR carried at fair value as a component of other investments, at fair value.  We have an investment in the sponsor entity of Atlas Crest which is accounted for under the equity method.

The SPAC Fund invests in the equity of SPACs.  We carry our investment in the fund at its reported NAV.

The US Insurance JV invests in insurance company debt.  We carry our investment in the fund at its reported NAV.

CREO JV invests in commercial real estate debt.  We carry our investment in the fund at its reported NAV.

FlipOs is a private company in which we own common equity.  We carry our investment at fair value.  See note 24 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $4,184.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses decreased by $1,823, or 10%, to $17,316 for the three months ended June 30, 2022 from $19,139 for the three months ended June 30, 2021. As discussed in more detail below, the change was comprised of (i) a decrease of $1,976 in compensation and benefits; (ii) an increase of $508 in business development, occupancy, and equipment; (iii) a decrease of $402 in subscriptions, clearing, and execution; (iv) a decrease of $9 in professional fee and other operating; and (v) an increase of $56  depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $1,976, or 14%, to $12,214 for the three months ended June 30, 2022 from $14,190 for the three months ended June 30, 2021.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Three Months Ended June 30,
	2022	2021	Change
Cash compensation and benefits	$11,132	$13,663	$(2,531)
Equity-based compensation	1,082	527	555
Total	$12,214	$14,190	$(1,976)

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $2,531 to $11,132 for the three months ended June 30, 2022 from $13,663 for the three months ended June 30, 2021.  The decrease was due to a decrease in incentive compensation that is tied to revenues and operating profitability, partially offset by increases related to the continued build out of the Cohen and Company Capital Markets team.  Our total headcount increased from 108 at June 30, 2021 to 121 at June 30, 2022.

Equity-based compensation increased by $555, to $1,082 for the three months ended June 30, 2022, as compared to $527 for the three months ended June 30, 2021.  The increase was due to additional equity grants to employees.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $508, or 65%, to $1,295 for the three months ended June 30, 2022 from $787 for the three months ended June 30, 2021.  This increase was comprised of an increase in business development of $198 and an increase in occupancy and equipment of $310.  Business development increased primarily due to increased travel costs.  Occupancy costs increased due to additional rent for additional space in our New York and California offices.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $402, or 17%, to $1,972 for the three months ended June 30, 2022 from $2,374 for the three months ended June 30, 2021.  The decrease was comprised of a decrease in clearing and execution costs of $434 partially offset by an increase in subscriptions of $32.  The decrease in clearing and execution was the result of new issue costs and GCF repo clearing costs recognized in the three months ended June 30, 2021.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses decreased by $9, or 1%, to $1,692 for the three months ended June 30, 2022 from $1,701 for the three months ended June 30, 2021.

Depreciation and Amortization

Depreciation and amortization increased by $56, or 64%, to $143 for the three months ended June 30, 2022 from $87 for the three months ended June 30, 2021. The increase was due to additional leasehold improvements at the Company's New York and California offices.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $676, to $1,106 for the three months ended June 30, 2022 from $1,782 for the three months ended June 30, 2021.

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended June 30,
	2022	2021	Change
Junior subordinated notes	$756	$652	$104
2020 Senior Notes	112	135	(23)
2013 Convertible Notes / 2019 Senior Notes	-	72	(72)
2017 Convertible Note	-	381	(381)
Byline LOC	62	66	(4)
Redeemable Financial Instrument - DGC Trust / CBF	-	-	-
Redeemable Financial Instrument - JKD Capital Partners I LTD	176	476	(300)
	$1,106	$1,782	$(676)

See notes 15 and 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $8,534to ($3,044) for the three months ended June 30, 2022 from $5,490 for the three months ended June 30, 2021.  See note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
	2022	2021	Change
Insurance SPACs	$(366)	$(236)	$(130)
Dutch Real Estate Entities	(257)	50	(307)
Other SPAC Sponsor Entities	(2,421)	5,676	(8,097)
Total	$(3,044)	$5,490	$(8,534)

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

	Three Months Ended June 30,
	2022	2021	Change
WEJO	$(818)	$-	$(818)
DRTS	(236)	-	(236)
PAYO	-	4,289	(4,289)
PWP	(61)	1,258	(1,319)
ACHR	(68)	-	(68)
Other	(1,238)	129	(1,367)
Total	$(2,421)	$5,676	$(8,097)

The shares of WEJO held by the Sponsor Entity are restricted. The Sponsor Entity we invest in holds shares of WEJO.  We expect this Sponsor Entity to either (a) liquidate this investment and distribute to us our allocable proceeds or (b) distribute to us our allocable shares of WEJO in-kind.  In either case, the final cash realized from this investment will be impacted by the performance of this investment until it is liquidated.  The remaining equity method balance in the Sponsor Entity of WEJO was $342 as of June 30, 2022.  We also held investments in WEJO shares as component of other investments, at fair value during the three months ended June 30, 2022.  See Principal Transactions above and note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Alpha Tau Medical, Ltd. (NASDAQ: DRTS) is a public company.  The Sponsor Entity in which we invest in holds restricted shares of DRTS.  We expect this Sponsor Entity to either (a) liquidate this investment and distribute to us our allocable proceeds or (b) distribute to us our allocable shares of DRTS in-kind.  In either case, the final cash realized from this investment will be impacted by the performance of this investment until it is liquidated.  As of June 30, 2022, our equity method investment in the Sponsor Entity which holds DTRS shares was $1,073.

Payoneer Global,  Inc. (NASDAQ: PAYO) is a public company.  The Sponsor Entity we invested in held shares of PAYO.  During 2021, these shares were distributed to us and we no longer hold an investment in the Sponsor Entity.  We also held investments in PAYO shares as component of other investments at fair value during the  six months ended June 30, 2022.  See Principal Transactions above and note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Parella Weinberg Partners (NASDAQ: PWP) is a public company.  The Sponsor Entity we invest in holds restricted shares of PWP.  We expect this Sponsor Entity to either (a) liquidate this investment and distribute to us our allocable proceeds or (b) distribute to us our allocable shares of PWP in-kind.  In either case, the final cash realized from this investment will be impacted by the performance of this investment until it is liquidated.  As of June 30, 2022, our equity method investment in the Sponsor Entity which holds PWP shares was $68.  We also held investments in PWP shares as component of other investments at fair value during the  six months ended June 30, 2022.  See Principal Transactions above and note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Archer Aviation Inc. (NASDAQ: ACHR) is a public company that closed its business combination with Atlas Crest Investment Corp.  The Sponsor Entity in which we invest in holds restricted shares of ACHR.  We expect this Sponsor Entity to either (a) liquidate this investment and distribute to us our allocable proceeds or (b) distribute to us our allocable shares of ACHR in-kind.  In either case, the final cash realized from this investment will be impacted by the performance of this investment until it is liquidated.  As of June 30, 2022, our equity method investment in the Sponsor Entity which holds ACHR shares was $26.

Other Non Operating Income / (Loss)

We recorded other non-operating income of $2,127 for the three months ended June 30, 2021 as the result of the forgiveness of our PPP loan. See note 17 to our consolidated financial statements included in item 1 of this quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $17 to income tax expense / (benefit) of ($60) for the three months ended June 30, 2022 from ($43) for the three months ended June 30, 2021. Our provision for income taxes fluctuates due to several factors mostly attributable to our legal structure summarized as follows:

It is important to note that when evaluating our income tax expense or benefit (especially compared to other companies' expense or benefit) that substantially all of our operations occur in the Operating LLC.  There are some local taxes and foreign taxes to which the Operating LLC or its subsidiaries are subject to, but the Operating LLC is generally treated as a pass-through entity and is not subject to U.S. federal or state income tax.  Therefore, the members of the Operating LLC receive allocations of its income and are subject to U.S. federal and state taxes.  For the current period, Cohen and Company, Inc. owned 29.72% of the economic interests of the Operating LLC (on average) and is allocated the same percentage of income generated by the Operating LLC.  To the extent Cohen and Company, Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  However, the remaining 71.28% that is allocated to the non-controlling members of the Operating LLC is subject to taxation on the members' tax returns.  That tax obligation is not included in these consolidated financial statements.

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

Net Income / (Loss) Attributable to the Non-Convertible Non-controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the three months ended June 30, 2022 and 2021 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us for the relevant periods.  These interests are not convertible into Common Stock.

SUMMARY CALCULATION OF NON-CONVERTIBLE NON-CONTROLLING INTEREST
For the Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2022	2021	Change
Insurance II SPAC Sponsor Entities	$-	$(9,001)	$(9,001)
Insurance III SPAC Sponsor Entities	(185)	(127)	58
SPAC Pipe Entities	(188)	92	280
Other SPAC Sponsor Investor	(3,794)	(3)	3,791
Total	$(4,167)	$(9,039)	$(4,872)

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

Net Income / (Loss) Attributable to the Convertible Non-controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the three months ended June 30, 2022 and 2021 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST
For the Three Months Ended June 30, 2022

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(12,312)	$-	$(12,312)
Income tax expense / (benefit)	(122)	62	(60)
Net income / (loss) after tax	(12,190)	(62)	(12,252)
Other consolidated subsidiary non-controlling interest	(4,167)
Net income / (loss) attributable to the Operating LLC	(8,023)
Average effective Operating LLC non-controlling interest % (1)	77.63%
Operating LLC non-controlling interest	(6,228)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended June 30, 2021

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(3,238)	$-	$(3,238)
Income tax expense / (benefit)	10	(53)	(43)
Net income / (loss) after tax	(3,248)	53	(3,195)
Other consolidated subsidiary non-controlling interest	(9,039)
Net income / (loss) attributable to the Operating LLC	5,791
Average effective Operating LLC non-controlling interest % (1)	71.13%
Operating LLC non-controlling interest	4,119

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

On July 29, 2021, our board of directors reinstated our quarterly dividend declaring a cash dividend of $0.25 per share.  We have paid a quarterly cash dividend of $0.25 regularly since that date.  In addition to our routine quarterly distribution, on March 8, 2022, our board of directors declared a special cash dividend of $0.75 per share.  On August 2, 2022, our board of directors declared a quarterly dividend of $0.25 per share payable on September 1, 2022 to shareholders of record on August 18, 2022.

During the three and six months ended June 30, 2021, we repurchased 407 shares and 39,054 shares of Common Stock in the open market pursuant to the December 2020 Letter Agreement for a total purchase price of $7 and $669, respectively.  During the three and six months ended June 30, 2022, no shares were repurchased.  All of the repurchases were completed using cash on hand. The December 2020 Letter Agreement expired on December 31, 2021.

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

During the three and six months ended June 30, 2021, the Company sold 102,159 shares in the open market pursuant to the Equity Agreement for a total net sale price of $2,673. During the year ended December 31, 2021, the Company sold 300,859 shares in the open market pursuant to the Equity Agreement for a total net sale price of $9,076.  No shares were sold during 2022.

During the six months ended June 30, 2022 and 2021, we had the following other significant financing transactions.  This excludes non-cash transactions.  See note 23  to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

During the six months ended June 30, 2022:

●	We issued a new 2020 Senior Note for $2,250 and used the proceeds to pay off an existing 2020 Senior Note.
●	We paid dividends of $1,843 on our Common Stock
●	We made distributions to the convertible non-controlling interest of $4,535
●	We made distributions to the non-convertible non-controlling interest of $1,883.

During the six months ended June 30, 2021:

●	We repaid $4,000 of redeemable financial instruments.
●	We received $2,529 of contributions from non-convertible non-controlling interests.

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

As of June 30, 2022 and December 31, 2021, we maintained cash and cash equivalents of $ 50,068 and $ 50,567, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

.	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities	$5,641	$(23,723)
Cash flow from investing activities	2,626	10,255
Cash flow from financing activities	(8,486)	28
Effect of exchange rate on cash	(280)	(153)
Net cash flow	(499)	(13,593)
Cash and cash equivalents, beginning	50,567	41,996
Cash and cash equivalents, ending	$50,068	$28,403

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Six Months Ended June 30, 2022

As of June 30, 2022, our cash and cash equivalents were $ 50,068, representing an decrease of $ 499 from December 31, 2021. The decrease was attributable to cash provided by operating activities of $ 5,641, cash provided by investing activities of $ 2,626, cash used in financing activities of $ 8,486, and a decrease in cash caused by the change in exchange rates of $ 280.

The cash provided by operating activities of $ 5,641 was comprised of (a) net cash inflows of $ 1,338 related to working capital fluctuations; (b) net cash inflows of $ 6,927 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash outflows from other earnings items of $ 2,624 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $ 2,626 was comprised of (a) $11,306 in sales and returns of principal from other investments, at fair value; (b) $1,851 of sales and returns of principal from other investments sold, not yet purchased, at fair value; (c) $65 in distributions received from equity method affiliates; partially offset by (d) $4,792 in cash used to purchase other investments, at fair value; (e) $4,791 in cash used to purchase other investments sold, not yet purchased, at fair value; (f) $620 in investments made in equity method affiliates; and (g) $393 in purchase of furniture and equipment.

The cash used in financing activities of $ 8,486 was comprised of (a) $2,250 used to repay debt, (b) $234 used to net settle equity awards, (c) $1,843 used to pay dividends, (d) $4,535 used to pay distributions to the convertible non-controlling interest; and (e) $1,883 of distributions to the non-convertible non-controlling interest; partially offset by (f) $2,250 in proceeds from issuance of debt and (g) $9 in non-convertible non-controlling interest investments.

Six Months Ended June 30, 2021

As of June 30, 2021, our cash and cash equivalents were $ 28,403, representing a decrease of $ 13,593 from December 31, 2020. The decrease was attributable to cash used in operating activities of $ 23,723, cash provided by investing activities of $ 10,255, cash provided by financing activities of $ 28, and the decrease in cash caused by the change in exchange rates of $ 153.

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

The cash provided by financing activities of $ 28 was comprised of (a) $2,673 of proceeds from issuance of Common Stock; (b) $2,529 of proceeds from non-controlling interest investments; partially offset by (c) $4,000 repayments of redeemable financial instruments; (d) $361 used to net settle equity awards; (e) $669 in purchase and retirements of Common Stock; (f) $137 in non-controlling interest distributions; and (g) $7 in dividends on Common Stock.

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

The following table shows the impact of changes in these collateral deposits had on our cash flows in each period presented:

	Six Months Ended June 30,
	2022	2021
Collateral deposit end of period	$27,884	$32,599
Less: Collateral deposit beginning of period	17,320	41,119
Impact to cash flow from operations	$10,564	$(8,520)

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFESA in France. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. Our French-based subsidiary, CCFESA, is subject to the regulatory supervision and requirements of the ACPR.  The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at June 30, 2022 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)

United States	$250
Europe	502
Total	$752

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at June 30, 2022, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $58,889. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Restrictions of Distributions of Capital from JVB

As of June 30, 2022, our total equity on a consolidated basis was $106,033.  However, the total equity of JVB was $92,033.  Of the $14,000 in equity outside of JVB, $4,702 represents non-convertible non-controlling interests comprised mainly of the non-controlling interests of Insurance SPAC III Sponsor Entities and other consolidated subsidiaries which cannot be utilized by the Operating LLC for other purposes.

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

Our clearing agencies provide securities financing arrangements including margin arrangements and securities borrowing and lending arrangements. These arrangements generally require us to transfer additional securities or cash to the clearing agency in the event the value of the securities then held by the clearing agency in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under such agreements.  An event of default under the clearing agreement would give our counterparty the option to terminate our clearing arrangement. Any amounts owed to the clearing agency would be immediately due and payable. These obligations are recourse to us. Furthermore, a termination of our clearing arrangements would result in a significant disruption to our business and would have a significant negative impact on our dealings and relationship with our customers.  The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the six months ended June 30, 2022 and the twelve months ended December 31, 2021 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Six Months Ended June 30, 2022	For the Twelve Months Ended December 31, 2021
Receivables under resale agreements
Period end	1,792,325	3,175,645
Monthly average	2,362,400	5,750,146
Maximum month end	3,006,658	7,299,538
Securities sold under agreements to repurchase
Period end	1,790,469	3,171,415
Monthly average	2,358,666	5,745,838
Maximum month end	3,002,514	7,289,275

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

DETAIL OF DEBT
(Dollars in Thousands)

	As of	As of	Interest
Description	June 30, 2022	December 31, 2021	Rate Terms	Interest (3)	Maturity
Non-convertible debt:
10.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	10.00%	January 2024
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	-	15,000	Fixed	8.00%	March 2023 (1)
Less unamortized debt issuance costs	-	(67)
	-	14,933
Junior subordinated notes (2):
Alesco Capital Trust I	28,125	28,125	Variable	5.29%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	5.15%	March 2035
Less unamortized discount	(23,888)	(24,164)
	24,237	23,961

ByLine Bank	-	-	Variable	NA	December 2023
Total	$28,737	$43,394

(1)	The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount at any time prior to maturity into units of membership interests of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments. Units of membership interests in the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Cohen & Company Inc. common stock, par value $0.01 per share (“Common Stock”) on a ten-for-one basis. Therefore, the 2017 Convertible Note can be converted into Operating LLC units of membership interests and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50. See note 20 to the Annual Report on Form 10-K for the year ended December 31, 2021. Effective March 20, 2022, the 2017 Note was converted into 10,344,827 units.
(2)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of June 30, 2022 on a combined basis was 12.90% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(3)	Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

As of June 30, 2022 and December 31, 2021, we had a redeemable financial instrument payable to JKD Capital Partners I LTD.  See note 16 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 14 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of June 30, 2022.

Contractual Obligations

The table below summarizes our significant contractual obligations as of June 30, 2022 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 2017 Convertible Note is not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements.

CONTRACTUAL OBLIGATIONS
June 30, 2022
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease arrangements	12,893	2,430	4,389	3,076	2,998
Maturity of 2020 Senior Notes (1)	4,500	-	4,500	-	-
Interest on 2020 Senior Notes (1)	789	450	339	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	39,314	2,767	5,534	5,534	25,479
Redeemable Financial Instrument - JKD Capital Partners 1 (3)	7,957	7,957	-	-	-
Other Operating Obligations (4)	1,830	1,414	416	-	-
	$115,408	$15,018	$15,178	$8,610	$76,602

(1)	The 2020 Notes mature on January 31, 2024. However, any time after January 31, 2023, the holder can give us 31 days' notice and require full repayment. For purposes of the table above, we show the maturity on earlier date, but show the interest payments out to the stated maturity date.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 5.29% (based on a 90-day LIBOR rate in effect as of June 30, 2022 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 6.40% (based on a 90-day LIBOR rate in effect as of June 30, 2022 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This ASU is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended June 30, 2022, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of June 30, 2022, we would incur a loss of $528 if the yield curve rises 100 bps across all maturities and a gain of $524 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies.  These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. Also, with our SPAC franchise, we have a large amount of restricted shares on our balance sheet.  These investments are subject to equity price risk and we cannot sell them while they are restricted.  Furthermore, there is limited ability for us to hedge this risk on a cost-effective basis.  We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of June 30, 2022, our equity price sensitivity was $1,415 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of June 30, 2022, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,475 as of June 30, 2022.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2022. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at June 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
April 2022		$-	-	34,704
May 2022	-	$-	-	34,704
June 2022	-	$-	-	34,704
Total	-		-

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment No. 1 to Amended and Restated Employment Agreement, dated May 24, 2022, by and among Cohen & Company, Inc., Cohen & Company, LLC, Daniel G. Cohen, J.V.B. Financial Group Holdings LP and C&Co/PrinceRidge Partners LLC (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 25, 2022.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted inline XBRL: (i) the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2022 and 2021, (iii) the Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN
Lester R. Brafman
Date: August 4, 2022		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: August 4, 2022		Executive Vice President, Chief Financial Officer, and Treasurer