Form 10-Q
period 2022-09-30
Cohen & Co Inc.
filed 2022-11-04
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 1, 2022, there were 1,716,942 shares of common stock ($0.01 par value per share) of Cohen & Company Inc. ("Common Stock") outstanding.

Cohen & Company Inc.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2022

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

●	economic uncertainty and capital markets disruption which have been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine;
●	losses and reduced transaction volumes as a result of increasing interest rates and inflation.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2022
	(unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$47,287	$50,567
Receivables from brokers, dealers, and clearing agencies	121,922	68,392
Due from related parties	1,764	4,581
Other receivables	20,739	3,203
Investments-trading	271,823	223,865
Other investments, at fair value	37,726	56,033
Receivables under resale agreements	699,658	3,175,645
Investments in equity method affiliates	13,466	48,238
Deferred income taxes	8,173	11,513
Goodwill	109	109
Right-of-use asset - operating leases	9,980	10,273
Other assets	3,466	3,885
Total assets	$1,236,113	$3,656,304

Liabilities
Payables to brokers, dealers, and clearing agencies	$132,412	$160,896
Accounts payable and other liabilities	28,506	22,819
Accrued compensation	19,325	22,577
Trading securities sold, not yet purchased	152,079	62,512
Other investments sold, not yet purchased, at fair value	910	2,488
Securities sold under agreements to repurchase	749,673	3,171,415
Lease liability - operating leases	10,739	10,813
Redeemable financial instruments	7,957	7,957
Debt	28,879	43,394
Total liabilities	1,130,480	3,504,871

Commitments and contingencies (See note 21)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized, 27,413,098 shares issued and outstanding, respectively	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,716,942 and 1,697,443 shares issued and outstanding, respectively, including 288,059 and 366,293 unvested or restricted share awards, respectively	17	17
Additional paid-in capital	72,460	72,006
Accumulated other comprehensive loss	(1,005)	(905)
Accumulated deficit	(21,793)	(9,204)
Total stockholders' equity	49,706	61,941
Non-controlling interest	55,927	89,492
Total equity	105,633	151,433
Total liabilities and equity	$1,236,113	$3,656,304

(

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Net trading	$7,966	$16,599	$30,365	$54,181
Asset management	3,456	1,856	7,243	5,787
New issue and advisory	13,235	8,838	20,486	11,527
Principal transactions and other income (loss)	(1,192)	(20,709)	(26,157)	47,831
Total revenues	23,465	6,584	31,937	119,326

Operating expenses
Compensation and benefits	15,227	20,577	41,320	61,414
Business development, occupancy, equipment	1,234	869	3,777	2,375
Subscriptions, clearing, and execution	2,112	2,581	6,025	7,745
Professional fee and other operating	1,905	1,585	5,593	5,280
Depreciation and amortization	139	90	414	258
Total operating expenses	20,617	25,702	57,129	77,072

Operating income (loss)	2,848	(19,118)	(25,192)	42,254

Non-operating income (expense)
Interest expense, net	(1,346)	(1,731)	(3,803)	(5,527)
Income (loss) from equity method affiliates	618	2,857	(14,530)	7,512
Other non-operating income	-	-	-	2,127
Income (loss) before income tax expense (benefit)	2,120	(17,992)	(43,525)	46,366

Income tax expense (benefit)	1,761	(248)	3,534	577
Net income (loss)	359	(17,744)	(47,059)	45,789
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	(109)	(3,094)	(18,980)	17,837
Enterprise net income (loss)	468	(14,650)	(28,079)	27,952
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	1,387	(11,221)	(17,691)	20,301
Net income (loss) attributable to Cohen & Company Inc.	$(919)	$(3,429)	$(10,388)	$7,651
Income (loss) per share data (see note 20)
Income (loss) per common share-basic:
Basic income (loss) per common share	$(0.64)	$(2.61)	$(7.33)	$6.71
Weighted average shares outstanding-basic	1,428,883	1,314,554	1,417,358	1,140,149
Income (loss) per common share-diluted:
Diluted income (loss) per common share	$(0.64)	$(3.46)	$(7.33)	$5.31
Weighted average shares outstanding-diluted	1,428,883	4,170,321	1,417,358	5,212,247

Comprehensive income (loss)
Net income (loss)	$359	$(17,744)	$(47,059)	$45,789
Other comprehensive income (loss) item:
Foreign currency translation adjustments, net of tax of $0	(127)	(65)	(392)	(134)
Other comprehensive income (loss), net of tax of $0	(127)	(65)	(392)	(134)
Comprehensive income (loss)	232	(17,809)	(47,451)	45,655
Less: comprehensive income (loss) attributable to the non-controlling interest	1,184	(14,404)	(36,958)	38,043
Comprehensive income (loss) attributable to Cohen & Company Inc.	$(952)	$(3,405)	$(10,493)	$7,612

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Nine Months Ended September 30, 2022
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2021	$27	$17	$72,006	$(9,204)	$(905)	$61,941	$89,492	$151,433
Net (loss)	-	-	-	(7,612)	-	(7,612)	(27,554)	(35,166)
Other comprehensive (loss)	-	-	-	-	(19)	(19)	(47)	(66)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(292)	-	4	(288)	288	-
Equity-based compensation	-	-	338	-	-	338	766	1,104
Shares withheld for employee taxes	-	-	(72)	-	-	(72)	(145)	(217)
Dividends/distributions to convertible non-controlling interest	-	-	-	(1,481)	-	(1,481)	(3,475)	(4,956)
Convertible non-controlling interest investment	-		-	-	-	-	15,000	15,000
Non-convertible non-controlling interest investment	-	-	-	-	-	-	6	6
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(5,660)	(5,660)
March 31, 2022	$27	$17	$71,980	$(18,297)	$(920)	$52,807	$68,671	$121,478
Net (loss)	-	-	-	(1,857)	-	(1,857)	(10,395)	(12,252)
Other comprehensive (loss)	-	-	-	-	(53)	(53)	(146)	(199)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(89)	-	1	(88)	88	-
Equity-based compensation	-	-	287	-	-	287	795	1,082
Shares withheld for employee taxes	-	-	(4)	-	-	(4)	(13)	(17)
Dividends/distributions to convertible non-controlling interest	-	-	-	(362)	-	(362)	(1,060)	(1,422)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	3	3
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(2,640)	(2,640)
June 30, 2022	$27	$17	$72,174	$(20,516)	$(972)	$50,730	$55,303	$106,033
Net income (loss)	-	-	-	(919)	-	(919)	1,278	359
Other comprehensive (loss)	-	-	-	-	(33)	(33)	(94)	(127)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	-	-	-	-	-	-
Equity-based compensation	-	-	286	-	-	286	793	1,079
Shares withheld for employee taxes	-	-	-	-	-	-	-	-
Dividends/distributions to convertible non-controlling interest	-	-	-	(358)	-	(358)	(1,000)	(1,358)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	-	-
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(353)	(353)
September 30, 2022	$27	$17	$72,460	$(21,793)	$(1,005)	$49,706	$55,927	$105,633

	Cohen & Company Inc.
	Nine Months Ended September 30, 2021
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2020	$27	$13	$65,031	$(20,341)	$(821)	$43,909	$57,528	$101,437
Net income	-	-	-	9,355	-	9,355	57,373	66,728
Other comprehensive loss	-	-	-	-	(70)	(70)	(28)	(98)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	926	-	4	930	(930)	-
Equity-based compensation and vesting of shares	-	-	153	-	-	153	13,488	13,641
Shares withheld for employee taxes	-	-	(97)	-	-	(97)	(264)	(361)
Purchase and retirement of Common Stock	-		(662)			(662)	-	(662)
Dividends/distributions to convertible non-controlling interest	-	-	-	(7)	-	(7)	(144)	(151)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	23	23
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(25,885)	(25,885)
March 31, 2021	$27	$13	$65,351	$(10,993)	$(887)	$53,511	$101,161	$154,672
Net income (loss)	-	-	-	1,725	-	1,725	(4,920)	(3,195)
Other comprehensive income	-	-	-	-	7	7	22	29
Common stock issued, net	-	1	2,672	-	-	2,673	-	2,673
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	1,449	-	(18)	1,431	(1,431)	-
Equity-based compensation and vesting of shares	-	-	145	-	-	145	382	527
Purchase and retirement of Common Stock	-	-	(7)	-	-	(7)	-	(7)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	2,506	2,506
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(30,769)	(30,769)
June 30, 2021	$27	$14	$69,610	$(9,268)	$(898)	$59,485	$66,951	$126,436
Net income (loss)	-	-	-	(3,429)	-	(3,429)	(14,315)	(17,744)
Other comprehensive income	-	-	-	-	24	24	(89)	(65)
Common stock issued, net	-	2	6,401	-	-	6,403	-	6,403
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(4,398)	-	5	(4,393)	4,393	-
Equity-based compensation and vesting of shares	-	-	182	-	-	182	392	574
Shares withheld for employee taxes			(5)			(5)	(12)	(17)
Purchase and retirement of Common Stock	-	-	(187)	-	-	(187)	-	(187)
Dividends/distributions to convertible non-controlling interest				(332)		(332)	(714)	(1,046)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	7,023	7,023
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(4,215)	(4,215)
September 30, 2021	$27	$16	$71,603	$(13,029)	$(869)	$57,748	$59,414	$117,162

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income (loss)	$(47,059)	$45,789
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	3,265	14,742
Accretion of income on other investments, at fair value	-	-
Loss (gain) on other investments, at fair value	26,451	(46,259)
Loss (gain) on other investments, sold not yet purchased	525	(782)
(Income) loss from equity method affiliates	14,530	(7,512)
Depreciation and amortization	414	258
Amortization of discount on debt	485	638
Deferred tax provision (benefit)	3,340	(318)
Other non-operating income - forgiveness of debt		(2,127)
Change in operating assets and liabilities, net:
Change in receivables from / payables to brokers, dealers, and clearing agencies	(82,014)	(56,864)
Change in receivables from / payables to related parties, net	2,817	(187)
(Increase) decrease in other receivables	(17,536)	(11,039)
(Increase) decrease in investments-trading	(47,958)	54,278
(Increase) decrease in receivables under resale agreements	2,475,987	(1,224,811)
(Increase) decrease in other assets	780	(5,271)
Increase (decrease) in accounts payable and other liabilities	5,647	6,949
Increase (decrease) in accrued compensation	(3,252)	10,060
Increase (decrease) in trading securities sold, not yet purchased	89,567	5,181
Increase (decrease) in securities sold under agreements to repurchase	(2,421,742)	1,214,306
Net cash provided by (used in) operating activities	4,247	(2,969)
Investing activities
Purchase of other investments, at fair value	(8,651)	(88,012)
Purchase of other investments sold, not yet purchased, at fair value	(5,994)	(56,243)
Sales and returns of principal - other investments, at fair value	15,791	87,614
Sales and returns of principal - other investments sold, not yet purchased, at fair value	3,054	53,951
Investment in equity method affiliate	(617)	(1,537)
Distribution from equity method affiliate	75	-
Purchase of furniture, equipment, and leasehold improvements	(482)	(679)
Net cash provided by (used in) investing activities	3,176	(4,906)
Financing activities
Proceeds from debt	2,250	-
Repayment of debt	(2,250)	(2,400)
Repayments of redeemable financial instruments	-	(4,000)
Cash used to net share settle equity awards	(234)	(378)
Proceeds from issuance of Common Stock	-	9,076
Purchase and retirement of Common Stock	-	(856)
Cohen & Company Inc. dividends	(2,201)	(339)
Convertible non-controlling interest distributions	(5,535)	(725)
Non-convertible non-controlling interest investment	9	9,552
Non-convertible non-controlling interest distributions	(2,236)	(1,926)
Net cash provided by (used in) financing activities	(10,197)	8,004
Effect of exchange rate on cash	(506)	(295)
Net increase (decrease) in cash and cash equivalents	(3,280)	(166)
Cash and cash equivalents, beginning of period	50,567	41,996
Cash and cash equivalents, end of period	$47,287	$41,830

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and per share information)

(Unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS

Organizational History

Cohen Brothers, LLC (“Cohen Brothers”) was formed on October 7, 2004 by Cohen Bros. Financial, LLC (“CBF”). Cohen Brothers was established to acquire the net assets of CBF’s subsidiaries (the “Formation Transaction”): Cohen Bros. & Company Inc.; Cohen Frères SAS; Dekania Investors, LLC; Emporia Capital Management, LLC; and the majority interest in Cohen Bros. & Toroian Investment Management, Inc. The Formation Transaction was accomplished through a series of transactions occurring between March 4, 2005 and May 31, 2005.

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

The Company

The Company is a financial services company specializing in fixed income and SPAC markets. As of September 30, 2022, the Company had $2.15 billion in assets under management (“AUM”) of which 53.8% or $1.16 billion, was in collateralized debt obligations (“CDOs”). The remaining portion of AUM is from a diversified mix of Investment Vehicles (as defined herein).

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2021.

CORRECTION OF AN IMMATERIAL ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the three months ended March 31, 2022, the Company determined that it had made an error when calculating its December 31, 2021, deferred tax asset and current tax payable related to its net operating loss carryforwards in certain local jurisdictions.  Accordingly, the Company recorded an adjustment in that period and revised the December 31, 2021 balances presented herein.  The below table shows the line items impacted and compares the amounts as previously stated to the revised amounts included in Item 1 of this report.

The balance sheet amounts shown below are as of December 31, 2021.  The income statement amounts are for the year ended December 31, 2021.

Balance Sheet	As Stated	Revised	Change
Deferred income taxes	$9,468	$11,513	$2,045
Accounts payable and other liabilities	22,701	22,819	118
Accumulated deficit	(9,730)	(9,204)	526
Non-controlling interest	$88,091	$89,492	$1,401

Income Statement
Income tax expense (benefit)	$(1,614)	$(3,541)	$(1,927)
Net Income (loss)	72,111	74,038	1,927
Net Income attributable to non-controlling interests	60,829	62,230	1,401
Net income (loss) attributable to Cohen & Company Inc.	$11,282	$11,808	$526

Basic Earnings Per Share	$9.50	$9.95	$0.45
Diluted Earnings Per Share	$7.48	$7.83	$0.35

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the debt was assumed in the AFN Merger and recorded at fair value as of that date. As of September 30, 2022 and December 31, 2021, the fair value of the Company’s debt was estimated to be $32,039 and $54,284, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the value hierarchy.

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

The Company has elected the fair value option in accordance with the provisions of FASB ASC 820, Fair Value Measurements (“FASB ASC 820”) to account for its investment in the CREO JV.  The investment is included in other investments at fair value, on the consolidated balance sheet and gains and losses (both realized and unrealized) are recognized in the consolidated statement of operations as a component of principal transactions and other income.  Because the CREO JV has the attributes of investment companies as described in FASB ASC 946-15-2, the Company estimates the fair value of its investment using the net asset value (“NAV”) per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. As of  September 30, 2022, the Company's investment balance in the CREO was $6,818.

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

The Operating LLC loaned to Insurance SPAC III approximately $71 to cover IPO expenses, which was repaid in full at the closing of the IPO. Insurance Acquisition Sponsor III and its affiliates, including the Operating LLC, have also committed to loan Insurance SPAC III up to an additional $1,500 to cover operating and acquisition related expenses following the IPO, of which $960 was borrowed by Insurance SPAC III as of  September 30, 2022. See notes 24 and 25.  These loans will bear no interest and, if Insurance SPAC III consummates a business combination in the required timeframe, the loans are to be repaid from the funds held in Insurance SPAC III’s trust account. If Insurance SPAC III does not consummate a business combination in the required timeframe, no funds from Insurance SPAC III's trust account can be used to repay the loans.

As of  September 30, 2022, the Company had a total equity method investment in Insurance SPAC III of $3,401, which was included as a component of investment in equity method affiliates in its consolidated balance sheet.  Partially offsetting this amount was non-controlling interest of $4,210, which was included as a component of non-controlling interest in the Company's consolidated balance sheet.  Therefore, the net carrying value of the Company's investment in Insurance SPAC III (excluding its advances under its loan agreement) was $(809) as of September 30, 2022.

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net realized gains (losses) - trading inventory	$922	$2,056	$10,649	$17,171
Net unrealized gains (losses) - trading inventory	742	1,871	(5,448)	(2,216)
Net gains and losses	1,664	3,927	5,201	14,955

Interest income- trading inventory	478	1,291	2,314	4,756
Interest income-reverse repos	11,831	19,586	39,831	58,977
Interest income	12,309	20,877	42,145	63,733

Interest expense-repos	(9,455)	(10,140)	(24,676)	(30,527)
Interest expense-margin payable	(848)	(168)	(1,456)	(561)
Interest expense	(10,303)	(10,308)	(26,132)	(31,088)

Other trading revenue	4,296	2,103	9,151	6,581

Net trading	$7,966	$16,599	$30,365	$54,181

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 7.  For discussion of margin payable, see note 6.  Other trading revenue includes revenue earned on our agency repo business (see note 10).

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	September 30, 2022	December 31, 2021
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	-	2,827
Receivables from clearing agencies	121,672	65,315
Receivables from brokers, dealers, and clearing agencies	$121,922	$68,392

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	September 30, 2022	December 31, 2021
Unsettled regular way trades, net	$2,431	$-
Margin payable	129,981	160,896
Payables to brokers, dealers, and clearing agencies	$132,412	$160,896

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

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	September 30, 2022	December 31, 2021
U.S. government agency MBS and CMOs	$146,940	$134,093
U.S. government agency debt securities	22,920	22,373
RMBS	7	9
U.S. Treasury securities	15,249	-
ABS	1	1
Corporate bonds and redeemable preferred stock	46,654	45,519
Foreign government bonds	196	467
Municipal bonds	4,220	18,841
Certificates of deposit	-	169
Derivatives	35,481	1,275
Equity securities	155	1,118
Investments-trading	$271,823	$223,865

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	September 30, 2022	December 31, 2021
U.S. government agency debt securities	$1	$1
U.S. Treasury securities	74,309	29,513
Corporate bonds and redeemable preferred stock	43,910	32,574
Derivatives	33,859	424
Trading securities sold, not yet purchased	$152,079	$62,512

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other Investments, at Fair Value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	September 30, 2022	December 31, 2021
Equity securities	$21,186	$27,104
Restricted equity securities	5,182	17,078
Corporate bonds and redeemable preferred stock	476	476
CREO	6,818	5,830
U.S. Insurance JV	3,414	3,450
SPAC Fund	513	1,980
Residential loans	137	115
Other investments, at fair value	$37,726	$56,033

A total of $11,941 and $15,563 of the amounts shown as other investments, at fair value above serve as collateral for the Company's margin loan payable as of  September 30, 2022 and December 31, 2021, respectively.  See note 6.

Other Investments, Sold Not Yet Purchased, at Fair Value

Other investments, sold not yet purchased consisted of the following.

OTHER INVESTMENTS SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	September 30, 2022	December 31, 2021
Equity securities	$57	$2,488
Equity derivatives	853	-
Other investments sold, not yet purchased	$910	$2,488

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

The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended September 30, 2022 and 2021 of $(714) and $(20,977), respectively. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the nine months ended September 30, 2022 and September 30, 2021 of $(26,451) and $46,259, respectively.

The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, sold not yet purchased during the three months ended September 30, 2022 and 2021 of $(782) and $6, respectively. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, sold not yet purchased during the nine months ended September 30, 2022 and September 30, 2021 of $(525) and $782, respectively.

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

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the level 3 category that may be presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The following tables present information about the Company’s assets and liabilities measured at fair value as of September 30, 2022 and December 31, 2021 and indicates the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
September 30, 2022
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$146,940	$-	$146,940	$-
U.S. government agency debt securities	22,920	-	22,920	-
RMBS	7	-	7	-
U.S. Treasury securities	15,249	15,249	-	-
ABS	1	-	1	-
Corporate bonds and redeemable preferred stock	46,654	-	46,654	-
Foreign government bonds	196	-	196	-
Municipal bonds	4,220	-	4,220	-
Derivatives	35,481	-	35,481	-
Equity securities	155	155	-	-
Total investments - trading	$271,823	$15,404	$256,419	$-

Other investments, at fair value:
Equity securities	$21,186	21,186	$-	$-
Restricted equity securities	5,182	-	5,182	-
Corporate bonds and redeemable preferred stock	476	-	476	-
Residential loans	137	-	137	-
	26,981	$21,186	$5,795	$-
Investments measured at NAV (1)	10,745
Total other investments, at fair value	$37,726

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency debt securities	$1	$-	$1	$-
U.S. Treasury securities	74,309	74,309	-	-
Corporate bonds and redeemable preferred stock	43,910	-	43,910	-
Derivatives	33,859	-	33,859	-
Total trading securities sold, not yet purchased	$152,079	$74,309	$77,770	$-

Other investments, sold not yet purchased:
Equity securities	$57	$57	$-	$-
Equity derivatives	853	-	853	-
Total other investments sold, not yet purchased	$910	$57	$853	$-

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

Equity Derivatives

The Company may enter into equity derivatives which include listed options as well as other derivative transactions with an equity instrument as the underlying.  Listed options are traded on a recognized liquid exchange and the Company classifies their fair value within level 1 of the valuation hierarchy.  Other equity derivatives (where the underlying equity instrument is publicly traded but the derivative itself is not) are classified within level 2 of the valuation hierarchy.

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

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021.

	Fair Value September 30, 2022	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO (a)	$6,818	$8,464	N/A	N/A
U.S. Insurance JV (b)	3,414	N/A	N/A	N/A
SPAC Fund (c)	513	N/A	Quarterly after 1 year lock up	30 days
	$10,745

	Fair Value December 31, 2021	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO (a)	$5,830	$9,170	N/A	N/A
U.S. Insurance JV (b)	3,450	N/A	N/A	N/A
SPAC Fund (c)	1,980	N/A	Quarterly after 1 year lock up	30 days
	$11,260

N/A	Not Applicable
(a)	The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans and below-investment grade rated tranches in CRE CLOs collateralized by mostly commercial real estate mortgage-backed loans. See note 4.
(b)	The U.S. Insurance JV invests in USD denominated debt issued by small and medium size insurance and reinsurance companies.
(c)	The SPAC Fund invests in equity interests of SPACs.

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

Equity Derivatives

The Company enters into equity derivatives such as listed options and forward purchase or sale commitments for equity securities.  In addition, the Company sometimes engages in advisory transactions which result in a receivable that can be paid in cash or a variable number of equity instruments.  In such instances, the Company records the receivable as a component of other assets in its consolidated balance sheet and treats the equity component as an embedded derivative.  All equity derivatives are carried at fair value as a component of other investments, at fair value or other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of  September 30, 2022 and December 31, 2021, the Company had one equity derivative with a notional amount of $6,000 and $0, respectively.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At September 30, 2022, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $ 906,250 and open TBA and other forward MBS sale agreements in the notional amount of $ 937,200. At December 31, 2021, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,243,250 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,283,850.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular timeframe, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. As of  September 30, 2022, and  December 31, 2021, the Company had no open forward purchase or sales commitments.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of September 30, 2022 and December 31, 2021, the Company had no outstanding foreign currency forward contracts.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of September 30, 2022 and December 31, 2021.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	September 30, 2022	December 31, 2021
TBAs and other forward agency MBS	Investments-trading	$35,481	$1,275
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(33,859)	(424)
Equity derivatives	Other investments, sold not purchased	(853)	-
		$769	$851

The following tables present the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Other extended settlement trades	Revenue-net trading	$-	$(19)
TBAs and other forward agency MBS	Revenue-net trading	2,685	1,160
Equity derivatives	Principal transactions and other income	(853)	195
		$1,832	$1,336

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Other extended settlement trades	Revenue-net trading	$-	$1
TBAs and other forward agency MBS	Revenue-net trading	8,283	5,736
Equity derivatives	Principal transactions and other income	(853)	387
		$7,430	$6,124

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

In October 2021, primarily due to reduced spreads in the repo market for GCF collateral, the Company decided to wind down this business which was completed by December 31, 2021.  As of  September 30, 2022, the carrying value of the Company's GCF reverse repurchase agreements and repurchase agreements were zero.

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

Bankruptcy of Gestation Counterparty

As of June 30, 2022, the Company had an outstanding reverse repo balance with First Guaranty Mortgage Corporation (“FGMC”) totaling $269,228.  Effective June 30, 2022, FGMC filed for bankruptcy.   Subsequent to June 30, 2022, the Company issued a default notice to FGMC under the reverse repo.  Also subsequent to June 30, 2022, the Company began liquidating the collateral held related to this reverse repo.  The Company continues to sell the remaining collateral and estimates the fair value of the collateral on hand as of September 30, 2022 to be $48,357, which amount is included as a component of investments-trading.  The Company has recorded a gross loss of $4,832 related to this liquidation of FGMC collateral for the three and nine months ended September 30, 2022.  Of the $4,832 loss, $4,642 was recorded as a reduction in net trading revenue and $190 was recorded in professional fees and other operating expense.  The Company has filed an unsecured claim under the bankruptcy proceeding, related to this loss but does not expect to receive a material recovery.  To the extent any recovery is received, the Company will recognize it on a cash basis as received, as a component of net trading revenue.

In connection with the loss, the Company recorded a reversal of accrued incentive compensation of $1,753.  Therefore, the net impact to earnings  in the three and nine months ended September 30, 2022 was $3,079.

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

Repo Information

As of  September 30, 2022 and December 31, 2021, the Company held reverse repos of $ 699,658 and $3,175,645, respectively, and the fair value of collateral received under reverse repos was $710,261 and $3,249,411, respectively.  As of  September 30, 2022 and December 31, 2021, the reverse repo balance was comprised of receivables collateralized by securities with 12 and 14 counterparties, respectively.

As of  September 30, 2022 and December 31, 2021, the Company held repos of $ 749,673 and $3,171,415, respectively, and the fair value of securities and cash pledged as collateral under repos was $742,134 and $3,232,091, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

Concentration

In the matched book repo business, the demand for borrowed funds is generated by the reverse repo counterparty and the supply of funds is provided by the repo counterparty.

The gestation repo business has been and continues to be concentrated as to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of September 30, 2022 and December 31, 2021, the Company’s gestation reverse repos shown in the tables below represented balances from 12 and 14 counterparties, respectively.  The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business (net interest margent and fee revenue) was $2,376  and $15,155  for the three and nine months ended September 30, 2022. The total net revenue earned by the Company on its matched book repo business (both gestation repo and GCF repo) was $9,463 and $28,485 for the three and nine months ended September 30, 2021.

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

SECURED BORROWINGS
(Dollars in Thousands)
September 30, 2022

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$749,673	$-	$-	$749,673
	$-	$749,673	$-	$-	$749,673

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$699,658	$-	$-	$699,658
	$-	$699,658	$-	$-	$699,658

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

The following table summarizes the activity and earnings in the Company’s investments that are accounted for under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Insurance SPACs	Dutch Real Estate Entities	Other SPAC Sponsor Entities	Total
January 1, 2022	$4,543	$5,600	$38,095	$48,238
Investments / advances	-	-	697	697
Distributions / repayments	-	-	(75)	(75)
Reclasses to (from)	-	-	(20,864)	(20,864)
Earnings / (loss) realized	(1,142)	(495)	(12,893)	(14,530)
September 30, 2022	$3,401	$5,105	$4,960	$13,466

	Insurance SPACs	Dutch Real Estate Entities	Other SPAC Sponsor Entities	Total
January 1, 2021	$9,807	$3,312	$363	$13,482
Investments / advances	-	2,425	5,967	8,392
Distributions / repayments	(3,958)	-	(249)	(4,207)
Reclasses to (from)	-	-	(5,439)	(5,439)
Earnings / (loss) realized	(1,306)	(137)	37,453	36,010
December 31, 2021	$4,543	$5,600	$38,095	$48,238

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

OTHER SPAC SPONSOR ENTITIES
September 30, 2022
(Dollars in Thousands)

Entity	Ticker	Equity Method Carrying Value
Parella Weinberg Partners	PWP	$75
Alpha Tau Medical Ltd.	DRTS	696
Various other Sponsor Entities		4,189
Total		$4,960

OTHER SPAC SPONSOR ENTITIES
December 31, 2021
(Dollars in Thousands)

Entity	Ticker	Equity Method Carrying Value
Parella Weinberg Partners	PWP	$1,128
Archer Aviation Inc.	ACHR	728
Wejo Group Ltd.	WEJO	1,963
Heliogen, Inc.	HLGN	28,448
Various other Sponsor Entities		5,828
Total		$38,095

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

The amounts included as Various and other Sponsor Entities represent the Company's investment in Sponsor Entities which have not yet completed a business combination.  If these Sponsor Entities are unsuccessful in completing a business combination and the underlying SPAC liquidates, the Company will likely receive no distributions in kind or in cash related to these investments and the remaining balances will be recorded as a component of loss from equity method investments in the consolidated statement of operations.

The following tables show certain summary financial data of all the Company's equity method investees.  These amounts include all equity method investees whether accounted for under the equity method or at fair value.  All information is presented on a combined basis.

	September 30, 2022	December 31, 2021
Total Assets	$1,028,054	$1,158,081

Liabilities	$361,650	$193,433
Total Equity	666,404	964,648
Total Liabilities & Equity	$1,028,054	$1,158,081

	Nine months ending
	September 30,	September 30,
	2022	2021

Net income/(loss)	$(38,511)	$18,452
Net income/(loss) attributable to the investee	$(38,517)	$18,452

12.  LEASES

The Company leases office space, certain computer and related equipment, and a vehicle under noncancelable operating leases.  From time to time, the Company subleases office space to other tenants.  Under the requirements of FASB 842, the company determines if an arrangement is a lease at the inception date of the contract. Then, the Company measures the lease liability using an incremental borrowing rate that was calculated for each operating lease based on the term of the lease, the U.S. Treasury term interest rate, and an estimated spread to borrow on a secured basis.

Rent expense is recognized on a straight-line basis over the lease term and is included in business development, occupancy, and equipment expense.

As of  September 30, 2022, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 5.8 years.  The weighted average discount rate for the leases was 4.55%.

Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES
(Dollars in Thousands)

As of September 30, 2022
2022 - remaining	$589
2023	2,636
2024	2,108
2025	1,753
2026	1,497
Thereafter	3,729
Total	12,312
Less imputed interest	(1,573)
Lease obligation	$10,739

During the nine months ended September 30, 2022 and 2021, total cash payments of $1,678 and $1,040, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets. For the three and nine months ended September 30, 2022, rent expense, net of sublease income of $26 and $76 respectively was $612 and $1,891.  For the three and nine months ended September 30, 2021, rent expense, net of sublease income of $40 and $153 was  $435  and $1,189.

13.  OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other receivables consisted of the following.

OTHER RECEIVABLES
(Dollars in Thousands)

	September 30, 2022	December 31, 2021
Asset management fees receivable	$2,543	$962
New issue fee receivable	6,000	-
Cash collateral due from counterparties	8,588	-
Accrued interest receivable and dividend receivable	2,552	1,394
Revenue share receivable	191	108
Miscellaneous other receivables	865	739
Other receivables	$20,739	$3,203

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

Asset management fees receivable are of a routine and short-term nature.  These amounts are generally accrued monthly and paid on a monthly or quarterly basis.  New issue fee receivable represents fees due for new issue and advisory services.  The new issue fee receivable as of September 30, 2022 can be paid in cash or a variable number of equity instruments at the counterparty's option.  The Company treats the option to pay in a variable number of equity instruments as an embedded derivative and carries that derivative at fair value as a component of trading securities sold, not yet purchased.  See note 9. Accrued interest and dividends receivable represent interest and dividends accrued on the Company’s investment securities included as a component of investments-trading or other investments, at fair value. Interest payable on securities sold, not yet purchased is included as a component of accounts payable and other liabilities in the table entitled Accounts Payable and Other Liabilities below.  Revenue share receivable represents the amount due to the Company for the Company’s share of a revenue arrangement generated from an entity in which the Company receives a share of the entity’s revenue. Miscellaneous other receivables represent other receivables that are of a short-term nature.

Other assets consisted of the following.

OTHER ASSETS
(Dollars in Thousands)

	September 30, 2022	December 31, 2021
Deferred costs	$10	$240
Prepaid expenses	1,317	1,286
Deposits	449	479
Miscellaneous other assets	-	258
Furniture, equipment, and leasehold improvements, net	1,524	1,456
Intangible assets	166	166
Other assets	$3,466	$3,885

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

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	September 30, 2022	December 31, 2021
Accounts payable	$684	$122
Redeemable financial instruments accrued interest	244	291
Accrued income tax	54	179
Accrued interest payable	377	558
Accrued interest on securities sold, not yet purchased	883	704
Payroll taxes payable	1,679	1,548
Counterparty cash collateral	22,788	17,320
Accrued expense and other liabilities	1,797	2,097
Accounts payable and other liabilities	$28,506	$22,819

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

Consolidated VIEs

The Company determined it was the primary beneficiary of several VIEs and therefore, has consolidated them.  The following table provides certain information regarding the consolidated VIEs:

	As of September 30, 2022	As of December 31, 2021
Cash and cash equivalents	$50	$43
Other investments, at fair value	-	9,543
Investment in equity method affiliates	3,439	33,080
Non-controlling interest	(4,238)	(29,979)
Investment in consolidated VIEs	$(749)	$12,687

The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in consolidated VIEs shown in the table above plus the Company has to fund additional working capital to the equity method investees of certain of the consolidated VIEs.  The total amount of working capital borrowed was $960 and $810 as of  September 30, 2022 and December 31, 2021, respectively.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  September 30, 2022, and December 31, 2021, there were $8,464 and $9,170, respectively, of unfunded commitments to VIEs in which the Company had invested.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three and nine months ended September 30, 2022 and 2021 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2022 and December 31, 2021.  See table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 16) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at September 30, 2022 and December 31, 2021.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	As of September 30, 2022	As of December 31, 2021
Other investments, at fair value	$10,745	$11,260
Investments in equity method affiliates	8,361	5,015
Maximum exposure	$19,106	$16,275

15.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in Thousands)

	As of September 30, 2022	As of December 31, 2021
JKD Capital Partners I LTD	$7,957	$7,957
	$7,957	$7,957

16. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

	As of	As of	Interest
Description	September 30, 2022	December 31, 2021	Rate Terms	Interest (3)	Maturity
Non-convertible debt:
10.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	10.00%	January 2024
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	-	15,000	Fixed	8.00%	March 2023 (1)
Less unamortized debt issuance costs	-	(67)
	-	14,933
Junior subordinated notes (2):
Alesco Capital Trust I	28,125	28,125	Variable	6.78%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	6.40%	March 2035
Less unamortized discount	(23,746)	(24,164)
	24,379	23,961

ByLine Bank	-	-	Variable	NA	December 2023
Total	$28,879	$43,394

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

(2)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of September 30, 2022 on a combined basis was 15.41% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

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

The Amended and Restated Byline Loan Agreement also includes customary covenants for a transaction of this type, including covenants limiting the indebtedness that can be incurred by JVB and JVB Holdings and restricting JVB’s ability to make certain loans and investments. Additionally, JVB may not permit its (i) net worth to be less than $85,000 from December 31, 2021, through and including December 30, 2022, and $90,000 from December 31, 2022, and thereafter; and (ii) excess net capital to be less than $40,000 at any time. Further, any loans outstanding under the Amended and Restated Byline Loan Agreement may not exceed 0.25 times JVB's tangible net worth.  As of  September 30, 2022, and December 31, 2021, no amounts were outstanding under the Amended and Restated Byline Loan Agreement and the Company was in compliance with all of these financial covenants.

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

Interest Expense, net

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Junior subordinated notes	$921	$652	$2,334	$1,951
2020 Senior Notes	113	136	344	404
2017 Convertible Note	-	388	327	1,144
2013 Convertible Notes / 2019 Senior Notes	-	67	-	210
Byline Credit Facility	67	67	201	198
Redeemable Financial Instrument - DGC Trust / CBF	-	-	-	197
Redeemable Financial Instrument - JKD Capital Partners I LTD	245	421	597	1,423
	$1,346	$1,731	$3,803	$5,527

17. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the nine months ended September 30, 2022 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2021	1,331,150
Vesting of shares	113,234
Shares withheld for employee taxes and retired	(15,501)
September 30, 2022	1,428,883

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every ten shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock issued and outstanding as of September 30, 2022. For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the Company’s board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $0.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible Preferred Stock (“Series F Preferred Stock”).  Pursuant to the Securities Purchase Agreement, dated December 30, 2019, by and among the Company, the Operating LLC, Daniel G. Cohen, and the DGC Trust, the Company issued 12,549,273 Series F Preferred Stock to Daniel G. Cohen and 9,880,268 Series F Preferred Stock to the DGC Trust. The Series F Preferred Stock have substantially the same rights as the Series E Preferred Stock.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote, together as a single class on all matters with respect to which a vote of the stockholders of the Company is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to one vote for every ten shares of Series F Preferred Stock on each matter submitted to the holders for their vote.  As of  September 30, 2022, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Cash Dividends

During the three and nine months ended September 30, 2022, the Company declared and paid cash dividends of $0.25 and $1.50 per common share, respectively. During the three and nine months ended September 30, 2021,  the Company declared and paid cash dividends of $0.25 and $0.25, respectively.

During the nine months ended September 30, 2022, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the amount of units surrendered (net of receipts) by Cohen & Company Inc.

Operating LLC
Membership Units
Other units related to UIS Agreement	977,330
Total	977,330

The Company recognized a net decrease in additional paid in capital of $381 and a net increase in AOCI of $5 with an offsetting increase in non-controlling interest of $376 in connection with the acquisition and surrender of additional units of the Operating LLC. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Net income / (loss) attributable to Cohen & Company Inc.	$(10,388)	$7,651
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc. paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	(381)	(2,023)
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$(10,769)	$5,628

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

During the three and nine months ended September 30, 2021, the Company repurchased 10,490 and 49,544, shares in the open market pursuant to the December 2020 Letter Agreement for a total purchase price of $187 and $857, respectively. All of the purchases above were completed using cash on hand.

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

During the three and nine months ended September 30, 2021, the Company sold 198,700 and 300,859 shares, respectively, in the open market pursuant to the Equity Agreement for a total net sale price of $6,403 and $9,076, respectively. Pursuant to the Equity Agreement and General Instructions I.B.6 of Form S-3, no additional shares were sold under the Equity Distribution Agreement and the Equity Distribution Letter Agreement for the remainder of 2021. No shares were sold during 2022 pursuant to the Equity Agreement as of the date of this Quarterly Report on Form 10-Q.

Detail of Non-Controlling Interest

ROLLFORWARD OF NON-CONTROLLING INTERESTS

(Dollars in Thousands)

	Operating LLC	Insurance SPAC III Sponsor Entities	Other Consolidated Subsidiaries	Total
December 31, 2021	$57,628	$4,808	$27,056	$89,492
Non-controlling interest share of (loss)	(17,691)	(598)	(18,382)	(36,671)
Other comprehensive (loss)	(287)	-	-	(287)
Acquisition / (surrender) of additional units of consolidated subsidiary	376	-	-	376
Equity-based compensation	2,354	-	-	2,354
Shares withheld for employee taxes	(158)	-	-	(158)
Investment in convertible non-controlling interest of Cohen & Company Inc.	15,000	-	-	15,000
Investment in non-convertible non-controlling interest of Operating LLC	-	-	9	9
Distributions to convertible non-controlling interest of Cohen & Company Inc.	(5,535)	-	-	(5,535)
Distributions to non-convertible non-controlling interest of Operating LLC	-	-	(8,653)	(8,653)
September 30, 2022	$51,687	$4,210	$30	$55,927

The Operating LLC non-controlling interest is included as convertible non-controlling interest in the consolidated statement of operations.  The other components on non-controlling interest are included as non-convertible non-controlling interest in the statement of operations.  See note 16.  See note 21 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of the Company’s non-controlling interests.

18. INCOME TAXES

Cohen & Company Inc. is treated as a C corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%.  The Company's effective tax rate is significantly different than this rate for the following reasons:

1.  Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the nine months ended September 30, 2022, Cohen and Company Inc. owned 27.93% of the economic interests of the Operating LLC (on average) and is allocated the same percentage of income generated by the Operating LLC.  To the extent Cohen and Company Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  The remaining 72.07% that is allocated to the non-controlling members of the Operating LLC is subject to taxation on the members' tax returns.

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

19. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.  As of September 30, 2022, JVB's minimum required net capital was $250, and actual net capital was $48,376, which exceeded the minimum requirements by $48,126.  CCFESA, a subsidiary of the Company, is regulated by the ACPR in France. CCFESA is subject to certain regulatory capital requirements in accordance with Articles L.533-2 et seq. of the French Financial and Monetary Code, implementing the new framework set out in the Investment Firm Regulation ("IFR") and the Investment Firm Directive ("IFD").  As of  September 30, 2022, the total minimum required net liquid capital was $470 and actual net liquid capital in CCFESA was $915, which exceeded the minimum requirement by $445. CCFEL cancelled its license with the CBI.  The Company received its withdrawal license from the CBI on April 7, 2022.

20. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income / (loss) attributable to Cohen & Company Inc.	$(919)	$(3,429)	$(10,388)	$7,651
Add: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	(11,221)	-	20,301
Add: Interest expense incurred on dilutive convertible notes	-	-	-	882
Add / (deduct): Adjustment (2)	-	237	-	(1,179)
Net income / (loss) on a fully converted basis	$(919)	$(14,413)	$(10,388)	$27,655

Weighted average common shares outstanding - Basic	1,428,883	1,314,554	1,417,358	1,140,149
Unrestricted Operating LLC membership units exchangeable into Cohen & Company Inc. shares (1)	-	2,855,767	-	2,849,889
Restricted units or shares	-	-	-	187,726
Shares issuable upon conversion of dilutive convertible notes	-	-	-	1,034,483
Weighted average common shares outstanding - Diluted (3)	1,428,883	4,170,321	1,417,358	5,212,247

Net income / (loss) per common share - Basic	$(0.64)	$(2.61)	$(7.33)	$6.71

Net income / (loss) per common share - Diluted	$(0.64)	$(3.46)	$(7.33)	$5.31

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

(3)	Potentially diluted securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrestricted Operating LLC membership units exchangeable into Cohen & Company Inc. shares	3,965,405	-	3,658,204	-
2017 Convertible Note Units	-	1,034,483	298,851	-
Restricted Common Stock	6,211	102,038	10,334	-
Restricted Operating LLC units	1,963	77,540	4,087	-
	3,973,579	1,214,061	3,971,476	-

21. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

On October 8, 2021, Cohen & Company, Ltd., an Ohio limited liability company, as plaintiff, filed a complaint with the United States District Court, Eastern District of Pennsylvania, under the caption Cohen & Company, Ltd. v. Cohen & Company Inc., alleging that Cohen & Company Inc., as defendant, has been using the “Cohen & Company” trademark and business name, which allegedly infringes and unfairly competes with the plaintiff’s registered trademarks “Cohen & Company” and “Cohen & Co,” in violation of applicable federal and state trademark laws and regulations.  Pursuant to the complaint, the plaintiff has demanded that the defendant be permanently enjoined from using the “Cohen & Company” trademark and business name in connection with its business, pay to the plaintiff statutory damages, attorneys’ fees and costs and other damages, and pay over to plaintiff all gains, profits and advantages realized by the defendant from its allegedly unlawful acts and omissions.  The Company filed a partial motion on April 18, 2022, and on October 6, 2022, the Court granted the Company's motion and dismissed the plaintiff's counterfeiting claim with prejudice.  The Company intends to vigorously defend against the allegations set forth in the remainder of the complaint.

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

SEGMENT INFORMATION

Statement of Operations Information

Nine Months Ended September 30, 2022

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$30,365	$-	$-	$30,365	$-	$30,365
Asset management	-	7,243	-	7,243	-	7,243
New issue and advisory	20,486	-	-	20,486	-	20,486
Principal transactions and other income	1	534	(26,692)	(26,157)	-	(26,157)
Total revenues	50,852	7,777	(26,692)	31,937	-	31,937
Compensation	27,790	4,213	648	32,651	8,669	41,320
Other Operating Expense	10,247	1,478	522	12,247	3,562	15,809
Total operating expenses	38,037	5,691	1,170	44,898	12,231	57,129
Operating income (loss)	12,815	2,086	(27,862)	(12,961)	(12,231)	(25,192)
Interest income (expense)	(201)	-	-	(201)	(3,602)	(3,803)
Income (loss) from equity method affiliates	-	-	(14,530)	(14,530)	-	(14,530)
Income (loss) before income taxes	12,614	2,086	(42,392)	(27,692)	(15,833)	(43,525)
Income tax expense (benefit)	-	-	-	-	3,534	3,534
Net income (loss)	12,614	2,086	(42,392)	(27,692)	(19,367)	(47,059)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(18,980)	(18,980)	-	(18,980)
Enterprise net income (loss)	12,614	2,086	(23,412)	(8,712)	(19,367)	(28,079)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(17,691)	(17,691)
Net income (loss) attributable to Cohen & Company Inc.	$12,614	$2,086	$(23,412)	$(8,712)	$(1,676)	$(10,388)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$3	$-	$3	$411	$414

SEGMENT INFORMATION

Statement of Operations Information

Nine Months Ended September 30, 2021

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$54,181	$-	$-	$54,181	$-	$54,181
Asset management	-	5,787	-	5,787	-	5,787
New issue and advisory	11,527	-	-	11,527	-	11,527
Principal transactions and other income	(4)	525	47,310	47,831	-	47,831
Total revenues	65,704	6,312	47,310	119,326	-	119,326
Compensation	30,476	4,201	13,415	48,092	13,322	61,414
Other Operating Expense	10,093	1,445	174	11,712	3,946	15,658
Total operating expenses	40,569	5,646	13,589	59,804	17,268	77,072
Operating income (loss)	25,135	666	33,721	59,522	(17,268)	42,254
Interest (expense) income	(198)	-	-	(198)	(5,329)	(5,527)
Income (loss) from equity method affiliates	-	-	7,512	7,512	-	7,512
Other non-operating income	-	-	-	-	2,127	2,127
Income (loss) before income taxes	24,937	666	41,233	66,836	(20,470)	46,366
Income tax expense (benefit)	-	-	-	-	577	577
Net income (loss)	24,937	666	41,233	66,836	(21,047)	45,789
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	(5)	17,842	17,837	-	17,837
Enterprise net income (loss)	24,937	671	23,391	48,999	(21,047)	27,952
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	20,301	20,301
Net income (loss) attributable to Cohen & Company Inc.	$24,937	$671	$23,391	$48,999	$(41,348)	$7,651

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$1	$2	$-	$3	$255	$258

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended September 30, 2022

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$7,966	$-	$-	$7,966	$-	$7,966
Asset management	-	3,456	-	3,456	-	3,456
New issue and advisory	13,235	-	-	13,235	-	13,235
Principal transactions and other income	-	191	(1,383)	(1,192)	-	(1,192)
Total revenues	21,201	3,647	(1,383)	23,465	-	23,465
Compensation	10,102	1,361	238	11,701	3,526	15,227
Other Operating Expense	3,571	524	174	4,269	1,121	5,390
Total operating expenses	13,673	1,885	412	15,970	4,647	20,617
Operating income (loss)	7,528	1,762	(1,795)	7,495	(4,647)	2,848
Interest income (expense)	(67)	-	-	(67)	(1,279)	(1,346)
Income (loss) from equity method affiliates	-	-	618	618	-	618
Other non-operating income	-	-	-	-	-	-
Income (loss) before income taxes	7,461	1,762	(1,177)	8,046	(5,926)	2,120
Income tax expense (benefit)	-	-	-	-	1,761	1,761
Net income (loss)	7,461	1,762	(1,177)	8,046	(7,687)	359
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(109)	(109)		(109)
Enterprise net income (loss)	7,461	1,762	(1,068)	8,155	(7,687)	468
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	1,387	1,387
Net income (loss) attributable to Cohen & Company Inc.	$7,461	$1,762	$(1,068)	$8,155	$(9,074)	$(919)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$1	$-	$1	$138	$139

SEGMENT INFORMATION Statement of Operations Information
Three Months Ended September 30, 2021

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$16,599	$-	$-	$16,599	$-	$16,599
Asset management	-	1,856	-	1,856	-	1,856
New issue and advisory	8,838	-	-	8,838	-	8,838
Principal transactions and other income	(3)	251	(20,957)	(20,709)	-	(20,709)
Total revenues	25,434	2,107	(20,957)	6,584	-	6,584
Compensation	11,200	1,540	155	12,895	7,682	20,577
Other Operating Expense	3,362	456	130	3,948	1,177	5,125
Total operating expenses	14,562	1,996	285	16,843	8,859	25,702
Operating income (loss)	10,872	111	(21,242)	(10,259)	(8,859)	(19,118)
Interest (expense) income	(67)	-	-	(67)	(1,664)	(1,731)
Income (loss) from equity method affiliates	-	-	2,857	2,857	-	2,857
Other non-operating income	-	-	-	-	-	-
Income (loss) before income taxes	10,805	111	(18,385)	(7,469)	(10,523)	(17,992)
Income tax expense (benefit)	-	-	-	-	(248)	(248)
Net income (loss)	10,805	111	(18,385)	(7,469)	(10,275)	(17,744)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(3,094)	(3,094)	-	(3,094)
Enterprise net income (loss)	10,805	111	(15,291)	(4,375)	(10,275)	(14,650)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(11,221)	(11,221)
Net income (loss) attributable to Cohen & Company Inc.	$10,805	$111	$(15,291)	$(4,375)	$946	$(3,429)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$1	$-	$1	$89	$90

BALANCE SHEET DATA
As of September 30, 2022
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$1,139,850	$5,518	$51,293	$1,196,661	$39,452	$1,236,113

Included within total assets:
Investments in equity method affiliates	$-	$-	$13,466	$13,466	$-	$13,466
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
December 31, 2021
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$3,501,973	$5,251	$104,491	$3,611,715	$44,589	$3,656,304

Included within total assets:
Investments in equity method affiliates	$-	$-	$48,238	$48,238	$-	$48,238
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Revenues:
United States	$22,550	$4,809	$29,299	$114,984
Europe & Other	915	1,775	2,638	4,342
Total	$23,465	$6,584	$31,937	$119,326

Long-lived assets attributable to an individual country, other than the United States, are not material.

23. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $3,482 and  $4,768 for the nine months ended September 30, 2022 and 2021, respectively.

The Company paid income taxes of $316 and $166 for the nine months ended September 30, 2022 and 2021,, respectively. The Company received income tax refunds of $0 and $96 for nine months ended September 30, 2022 and 2021 respectively.

For the nine months ended September 30, 2022, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net surrendered units of membership interests in the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $381, a net increase of $5 in AOCI, and an  increase of $376 in non-controlling interest.

●	The Company recorded a $15,000 increase in convertible non-controlling interest and a $15,000 decrease in debt as a result of the DGC Trust election to convert the 2017 Convertible Note into units of membership interest of the Operating LLC.
●	The Company recorded a decrease in equity method affiliates of $20,864 and an increase in other investments at fair value of $20,864 resulting from an in-kind distribution from equity method affiliates.
●	The Company recorded a decrease in other investments at fair value of $6,417 and a corresponding decrease in non-controlling interest resulting from an in-kind distribution from a SPAC sponsor entity.
●	The Company recorded an increase in other investments at fair value of $836 and a corresponding decrease in other investment, not sold of $836 resulting from an investment reclass.

For the nine months ended September 30, 2021, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net surrendered units of membership interests in the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $2,023, a net increase of $9 in AOCI, and a decrease of $2,032 in non-controlling interest.  See note 17.

●	The Company recorded a decrease of $2,103 in due from related party, a corresponding increase of $701 in other investments at fair value, and a corresponding decrease of $1,402 to non-controlling interest, all as a result an in-kind distribution of incremental LP interests, from the 2020 performance fee earned, to all the members of Vellar GP, including the Company.
●	The Company recorded a decrease of $3,958 in equity method affiliates and a $31,049 decrease in other investments, at fair value and a corresponding decrease in non-controlling interest resulting from an in-kind distribution due to the completion of the Insurance SPAC II Merger.
●	The Company recorded a decrease in other investments at fair value of $20,119 resulting from an in-kind distribution relating to the Insurance SPAC Merger.
●	The Company recorded a decrease in equity method affiliates of $1,352 and an increase in other investments at fair value of $1,352 resulting from an in-kind distribution from an equity method affiliate.
●	The Company recorded a decrease in other investments at fair value of $2,415 and a decrease in non-controlling interest of $2,415 resulting from in-kind distributions from other consolidated subsidiaries.

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

The following table shows the impact of changes in these collateral deposits had on our cash flows in each period presented:

	Nine Months Ended September 30,
	2022	2021
Collateral deposit end of period	$22,788	$40,465
Less: Collateral deposit beginning of period	17,320	41,119
Impact to cash flow from operations	$5,468	$(654)

24. RELATED PARTY TRANSACTIONS

Certain defined terms in this footnote are defined the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  The Company has identified the following related party transactions for the nine months ended September 30, 2022 and 2021. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

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

F. Investment Vehicle and Other

FlipOs (previously Stoa USA, Inc.)

FlipOs is a related party because Daniel Cohen is a member of the board of directors of  FlipOs. As of September 30, 2022 the Company made cumulative investments of $691 in FlipOs.  The fair value of these investments are included in other investments, at fair value on the consolidated balance sheets; any realized and unrealized gains on these investments are included in principle transactions and other income on the consolidated statements of operations and comprehensive income. The amounts are included in the table below.

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

Insurance SPAC III

Insurance SPAC III is a related party as it is an equity method investment of the Company.  The Operating LLC is the manager of the Insurance SPAC III Sponsor Entities and the Company consolidates the Insurance SPAC III Sponsor Entities. As of  September 30, 2022 , the Company owns 47.3% of the equity in Insurance SPAC III Sponsor Entities. Income earned, or loss incurred on the equity method investment in Insurance SPAC III is included in the table below.  The Operating LLC and Insurance SPAC III entered into an administrative services agreement, dated December 17, 2020, pursuant to which the Operating LLC and Insurance SPAC III agreed that, commencing on the date that Insurance SPAC III’s securities were first listed on the NASDAQ Capital Market through the earlier of Insurance SPAC III’s consummation of a business combination and its liquidation, Insurance SPAC III would pay the Operating LLC $20 per month for certain office space, utilities, and shared personnel support as may be requested by Insurance SPAC III.  Revenue earned by the Company from the administrative services agreement is included as part of principal transactions and other income in the tables below.

The Operating LLC loaned to Insurance SPAC III approximately $71 to cover IPO expenses, which was repaid in full at the closing of the IPO. Insurance Acquisition Sponsor III and its affiliates, including the Operating LLC, have also committed to loan Insurance SPAC III up to an additional $1,500 to cover operating and acquisition related expenses following the IPO, of which $960 was borrowed by Insurance SPAC III as of  September 30, 2022.  See note 25.  These loans will bear no interest and, if the Insurance SPAC III consummates a business combination in the required timeframe, the loans are to be repaid from the funds held in Insurance SPAC III’s trust account. If Insurance SPAC III does not consummate a business combination in the required timeframe, no funds from Insurance SPAC III's trust account can be used to repay the loans.

SPAC Fund

The SPAC Fund is considered a related party because it is an equity method investment of the Company.  The Company has an investment in and a management contract with the SPAC Fund.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management in the tables below.  As of  September 30, 2022, the Company owned 0.57% of the equity of the SPAC Fund.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management and is shown in the tables below.  As of September 30, 2022, the Company owned 2.8% of the equity of the U.S. Insurance JV.

CREO JV

CREO JV is considered a related party because it is an equity method investment. The Company has an investment in and a management contract with CREO JV.  Income earned or loss incurred on the investment are included as part of principal transactions and other income.  As of  September 30, 2022, the Company owned 7.5% of the equity of CREO JV.

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

Other

The Company invests in sponsor entities of SPACS, either directly or through its interest in the SPAC Series Funds, that are not otherwise affiliated with the Company but are considered related parties because they are accounted for under the equity method.  As of  September 30, 2022, the Company owned 5.8% of these entities in the aggregate. Income earned or loss incurred on the equity method investment in the Other SPAC Entities in the tables below.

The following tables display the routine transactions recognized in the consolidated statements of operations from the identified related parties that are described above.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Asset management
SPAC Fund	$220	$305	$763	$812
Other SPAC Entities	-	-	-	319
U.S. Insurance JV	273	155	808	350
	$493	$460	$1,571	$1,481
Principal transactions and other income
Insurance SPAC II	$-	$-	$-	$40
Insurance SPAC III	60	60	180	180
FlipOS	-	1,805	4,196	1,805
Other SPAC Entities	35	20	95	107
SPAC Fund	6	(39)	(57)	429
U.S. Insurance JV	76	16	(34)	275
CREO	165	-	282	-
	$342	$1,862	$4,662	$2,836
Income (loss) from equity method affiliates
Dutch Real Estate Entities	$(230)	$(96)	$(495)	$(179)
Insurance SPAC II	-	-	-	(107)
Insurance SPAC III	(187)	(296)	(1,142)	(986)
Other SPAC Entities	1,035	3,249	(12,893)	8,784
	$618	$2,857	$(14,530)	$7,512

Operating expense (income)
Duane Morris	$202	$117	$497	$655
FinTech Masala, LLC	(1)	(18)	(44)	(39)
	$201	$99	$453	$616
Interest expense (income)
CBF	$-	$-	$-	$197
DGC Trust	-	388	326	1,144
EBC	-	68	-	210
JKD Investor	357	489	918	1,625
	$357	$945	$1,244	$3,176

 The following related party transactions are non-routine and are not included in the tables above.

H.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $94 and $298 for the three and nine months ended September 30, 2022.  Contributions made on behalf of the Company were $58 and $225 for the three and nine months ended September 30, 2021.

The Company leased office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio, Jr., the vice chairman of the Company’s board of directors.  This lease terminated June 20, 2022. The Company recorded $0 and $24 of rent expense related to this office space for the three months ended September 30, 2022 and 2021, respectively and $48 and $72 for the nine months ended September 30, 2022 and 2021.

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

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	September 30, 2022	December 31, 2021
CK Capital	$-	$137
U.S. Insurance JV	227	147
Insurance SPAC III	960	500
SPAC Fund	325	3,653
Employee & other	252	144
Due from related parties	$1,764	$4,581

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

●

Asset Management:  Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of September 30, 2022, we had approximately $2.2 billion in assets under management (“AUM”) of which 53.8% was in CDOs. A substantial portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

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

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of September 30, 2022, 53.8% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

Equity prices of SPACs and post business combination SPACs declined significantly during  2022.  We are exposed to public equity prices of SPACs and post business combination SPACs both through our other investments, at fair value and investments in equity method affiliates.  As a result, we recorded significant principal transaction losses and equity method losses during the nine months ended September 30, 2022.  Continued declines in the equity prices of these companies will result in further losses for us.

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

Rising Interest Rates and Inflation

During 2022, the U.S. Federal Reserve began a process of raising the fed funds rate and quantitative tightening to address rising inflation.  These actions have the effect of increasing interest rates which negatively impacts our business in several ways:

1.	Rising rates reduce the fair value of fixed income securities we hold on our balance sheet.
2.	Rising rates have created instability in the equity markets which has reduced equity financing and business combination volumes and negatively impacted our Cohen and Company Capital Markets business.
3.	Rising rates have reduced the volumes of new issue fixed income instruments which has negatively impacted our CREO JV.
4.	Rising rates significantly reduce mortgage activity. Our mortgage group's profitability is mainly impacted by the volume of mortgage activity in the U.S. (both mortgages for new home purchases as well as refinancing). Furthermore, our mortgage group engages in repo lending to mortgage originators. Reduced mortgage volumes impose financial pressures on mortgage originators and may increase the risk that originators default on their repo obligations to us. See Note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
5.	Rising rates may ultimately push the U.S. into recession which may further reduce overall transaction volumes in the financial markets negatively impacting our business generally.

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

Pursuant to the DGC Trust’s governing documents, Daniel G. Cohen has the ability to acquire at any time any of the DGC Trust’s assets, including the units of membership interest, by substituting other property of an equivalent value without the approval or consent of any person, including any trustee or beneficiary of the DGC Trust. See Notes 16 and 24 to our consolidated financial statements included Item 1 of this Quarterly Report on Form 10-Q.

The 2020 Senior Notes

On January 31, 2022, the Operating LLC and JKD Investor entered into a Note Purchase Agreement  pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor an Amended and Restated Senior Promissory Note in the aggregate principal amount of $4,500 (the “Amended and Restated Note”), which Amended and Restated Note amended and restated the JKD Note in its entirety.  The 2022 Purchase Agreement contains customary representations and warranties on the part of each of JKD Investor and the Operating LLC.  We used these proceeds to retire $2,250 of existing 2020 Senior Notes held by RNCS.  See notes 16 and 24 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

We have elected the fair value option in accordance with the provisions of FASB ASC 820, Fair Value Measurements (“FASB ASC 820”) to account for our investment in the CREO JV.  The investment is included in other investments at fair value, on the consolidated balance sheet and gains and losses (both realized and unrealized) are recognized in the consolidated statement of operations as a component of principal transactions and other income.  Because the CREO JV has the attributes of investment companies as described in FASB ASC 946-15-2, we estimate the fair value of our investment using the net asset value (“NAV”) per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in FASB ASC 820 for all entities. As of September 30, 2022, our investment balance in the CREO was $6,818.

Wind Down of the Company's GCF Repo Business

The Company has carried out a matched book GCF repo business as a full netting member of the FICC Government Services Division since 2017.  In October 2021, primarily due to reduced spreads in the repo market for GCF collateral, the Company decided to wind down this business.  As of December 31, 2021, the wind down was completed and the GCF reverse repurchase agreements and repurchase agreements balances were reduced to zero. See note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

The Operating LLC loaned to Insurance SPAC III approximately $71 to cover IPO expenses, which was repaid in full at the closing of the IPO. Insurance Acquisition Sponsor III and its affiliates, including the Operating LLC, have also committed to loan Insurance SPAC III up to an additional $1,500 to cover operating and acquisition related expenses following the IPO, of which $960 was borrowed by Insurance SPAC III as of September 30, 2022. If Insurance SPAC III does not consummate a business combination in the required timeframe, no funds from Insurance SPAC III's trust account can be used to repay the loans.

As of September 30, 2022, we had a total equity method investment in Insurance SPAC III of $3,401, which was included as a component of investment in equity method affiliates in our consolidated balance sheet.  Offsetting this amount was non-controlling interest of $4,210, which was included as a component of non-controlling interest in our consolidated balance sheet.  Therefore, the net carrying value of our investment in Insurance SPAC III (excluding its advances under our loan agreement) was $(809) as of September 30, 2022.

Consolidated Results of Operations

This section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2022 and 2021.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,		Favorable / (Unfavorable)
	2022	2021	$ Change	% Change
Revenues
Net trading	$30,365	$54,181	$(23,816)	(44%)
Asset management	7,243	5,787	1,456	25%
New issue and advisory	20,486	11,527	8,959	78%
Principal transactions and other income (loss)	(26,157)	47,831	(73,988)	(155%)
Total revenues	31,937	119,326	(87,389)	(73%)

Operating expenses
Compensation and benefits	41,320	61,414	20,094	33%
Business development, occupancy, equipment	3,777	2,375	(1,402)	(59%)
Subscriptions, clearing, and execution	6,025	7,745	1,720	22%
Professional fee and other operating	5,593	5,280	(313)	(6%)
Depreciation and amortization	414	258	(156)	(60%)
Total operating expenses	57,129	77,072	19,943	26%

Operating income / (loss)	(25,192)	42,254	(67,446)	(160%)

Non-operating income / (expense)

Interest expense, net	(3,803)	(5,527)	1,724	31%
Income / (loss) from equity method affiliates	(14,530)	7,512	(22,042)	(293%)
Other non operating income	-	2,127	(2,127)	(100%)
Income / (loss) before income taxes	(43,525)	46,366	(89,891)	(194%)
Income tax expense / (benefit)	3,534	577	(2,957)	(512%)
Net income / (loss)	(47,059)	45,789	(92,848)	(203%)
Less: Net income (loss) attributable to the non-convertible non-controlling interest	(18,980)	17,837	36,817	206%
Enterprise net income / (loss)	(28,079)	27,952	(56,031)	(200%)
Less: Net income (loss) attributable to the convertible non-controlling interest	(17,691)	20,301	37,992	187%
Net income / (loss) attributable to Cohen & Company Inc.	$(10,388)	$7,651	(18,039)	(236%)

Revenues

Revenues decreased by $87,389  or 73% to $31,937 for the nine months ended September 30, 2022 from $119,326 for the nine months ended September 30, 2021. As discussed in more detail below, the change was comprised of (i) a decrease of $23,816 in net trading revenue; (ii) an increase of $1,456 in asset management revenue; (iii) an increase  in new issue and advisory of $8,959 ; and (iv) a decrease of $73,988 principal transactions and other income.

Net Trading

Net trading revenue decreased by $23,816 or 44% to $30,365 for the nine months ended September 30, 2022 from $54,181 for the nine months ended September 30, 2021.  The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	Nine Months Ended September 30,
	2022	2021	Change
Mortgage	$1,073	$5,811	$(4,738)
Matched book repo	24,305	35,066	(10,761)
High yield corporate	3,583	8,553	(4,970)
Investment grade corporate	1,463	359	1,104
Wholesale and other	(59)	4,392	(4,451)
Total	$30,365	$54,181	$(23,816)

Our net trading revenue includes unrealized gains on our trading investments as of the applicable measurement date that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized may not be indicative of future results. Furthermore, from time to time, some of the assets included in the investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB valuation hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 7, 8, and 9 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.  We consider our matched book repo business to be subject to significant concentration risk.  See note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

During the nine months ended September 30, 2022, we recorded a loss of $4,642 related to the FGMC bankruptcy which was included as a reduction in net trading revenue.  In the table above, $4,117 of that loss is included in mortgage group and $525 is included in the matched book repo group.  See note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

	As of September 30,		As of December 31,
	2022	2021	2021	2020
Company sponsored CDOs	$1,158,911	$1,247,779	$1,239,988	$2,057,178
Other Investment Vehicles (1)	993,423	993,025	1,118,162	712,028
Assets under management (2)	$2,152,334	$2,240,804	$2,358,150	$2,769,206

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

Asset management fees increased by $1,456 or 25% to $7,243 for the nine months ended September 30, 2022 from $5,787 for the nine months ended September 30, 2021, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Nine Months Ended September 30,
	2022	2021	Change
CDOs	$3,035	$1,978	$1,057
Other	4,208	3,809	399
Total	$7,243	$5,787	$1,456

Asset management fees from CDOs increased due to the payment of deferred subordinated fees we received as a result of the successful auction of one CDO in September 2022.  Asset management fees from other increased due to an increase in fees from an increase in fees earned from the US Insurance JV and PriDe funds partially offset by a reduction in fees earned from the SPAC Fund.

New Issue and Advisory

New issue and advisory revenue increased by $8,959 to $20,486 for the nine months ended September 30, 2022, as compared to $11,527 for the nine months ended September 30, 2021.  The following table summarizes new issue revenue by business line.

	For the Nine Months Ended
	2022	2021	Change
Cohen & Company Capital Markets	$13,980	$7,574	$6,406
Commercial Real Estate Originations	1,753	1,940	(187)
US Insurance Originations	4,753	2,013	2,740
Total	$20,486	$11,527	$8,959

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

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss) decreased by $73,988 or 155%, to ($26,157) for the nine months ended September 30, 2022, as compared to $47,831 for the nine months ended September 30, 2021.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Nine Months Ended September 30,
	2022	2021	Change
SFT	$(4,634)	$1,001	$(5,635)
LMND	(2,458)	46,033	(48,491)
IMXI	-	318	(318)
WEJO	(1,605)	-	(1,605)
REE	(4,536)	(4,571)	35
ML	(228)	(646)	418
BKSY	(79)	70	(149)
HLGN	(14,167)	-	(14,167)
PAYO	(386)	(139)	(247)
PWP	(497)	366	(863)
FOXO	(786)	-	(786)
ACHR	(72)	-	(72)
SPAC Fund	(57)	429	(486)
US Insurance JV	(34)	275	(309)
CREO JV	282	-	282
FlipOs	4,196	1,805	2,391
Other principal investments	(1,935)	2,068	(4,003)
Total principal transactions	(26,996)	47,009	(74,005)

IIFC revenue share	534	526	8
All other income / (loss)	305	296	9
Other income	839	822	17

Principal transactions and other income (loss)	$(26,157)	$47,831	$(73,988)

Principal Transactions

For all investments discussed below, see note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

SFT represents equity positions in Shift Technologies, Inc. (NASDAQ: SFT).  The shares of SFT we hold are comprised of both unrestricted and restricted shares and are carried at fair value.  As of the beginning of 2021, we held most of our SFT shares in the Insurance SPAC Sponsor Entities, which were not wholly owned subsidiaries of the Operating LLC.  As of September 30, 2022, all SFT shares held by us were held by the Operating LLC.  See non-controlling interest discussion below.  As of September 30, 2022, we had total investments in SFT carried at fair value of $1,166, which is included as a component of other investments, at fair value.

LMND represents equity positions in Lemonade, Inc. (NASDAQ: LMND).  Prior to LMNDs business combination with Metromile (NASDAQ: MILE), this represented shares of MILE.  Upon completion of the business combination of LMND and MILE, we received shares of LMND in exchange for our shares of MILE.  The shares of LMND we hold are comprised of unrestricted shares and are carried at fair value.  As of the beginning of 2021, we held most of our LMND shares (at the time, MILE shares)  in the Insurance SPAC II Sponsor Entities, which were not wholly owned subsidiaries of the Operating LLC.  As of September 30, 2022, all LMND shares held by us were held by the Operating LLC.  See compensation and non-controlling interest discussions below.  As of September 30, 2022 we had total investments in LMND carried at fair value of $1,821, which is included as a component of other investments, at fair value.

IMXI represents equity positions of International Money Express, Inc. (NASDAQ: IMXI), a publicly traded company that resulted from the merger of Intermex Holdings, LLC and FinTech Acquisition Corp. II.  As of September 30, 2022, we held no investment in IMXI.  This investment was carried at fair value.

WEJO represents equity positions of Wejo Group, Ltd. (NASDAQ: WEJO), a publicly traded company that closed its business combination with Virtuoso Acquisition Corp.  As of September 30, 2022, we had an investment in WEJO of $313 carried at fair value and included as a component of other investments at fair value.  We have investments in the sponsor of WEJO that are accounted for as equity method affiliates.  See Income / (loss) from Equity Method Affiliates below and note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

REE represents equity positions of REE Automotive Ltd. (NASDAQ: REE), a publicly traded company that closed its business combination with 10X Capital Venture Acquisition Corp.  As of September 30, 2022, we had a total investment in REE carried at fair value of $511, which is included as a component of other investments at fair value.

ML represents equity positions of MoneyLion, Inc. (NYSE: ML), a publicly traded company that closed its business combination with Fusion Acquisition Corp.  As of September 30, 2022, we had a total investment in ML carried at fair value of $35, which is included as a component of other investments at fair value.

BKSY represents equity positions of Blacksky Technologies, Inc (NYSE: BKSY) that closed its business combination with Osprey Technologies Acquisition Corp.  As of September 30, 2022, we had a total investment in BKSY carried at fair value of $27, which is included as a component of other investments at fair value.

Heliogen, Inc. (NYSE: HLGN) is a public company that closed its business combination with Athena Technology Acquisition Corp.  As of September 30, 2022, we had a total investment in HLGN carried at fair value of $940, which is included as a component of other investments at fair value.

Payoneer Global, Inc. (NASDAQ: PAYO) is a public company that closed its business combination with FTAC Olympus Acquisition Corp. SPAC.  As of September 30, 2022, we had a total investment in PAYO carried at fair value of $1,664, which is included as a component of other investments at fair value.

Parella Weinberg Partners (NASDAQ: PWP) is a public company that closed its business combination with FTAC IV Acquisition Corp. SPAC.  As of September 30, 2022, we had a total investment in PWP carried at fair value of $155, which is included as a component of other investments at fair value.

FOXO Technologies Inc. (NASDAQ: FOXO) is a public company that closed its business combination with Delwinds Insurance Acquisition Corp.  As of September 30, 2022, we had a total investment in FOXO carried at fair value of $367, which is included as a component of other investments at fair value.

Archer Aviation Inc. (NASDAQ: ACHR) is a public company that closed its business combination with Atlas Crest Investment Corp. As of September 30, 2022 we had a total investment in ACHR carried at fair value of $25, which is a included as a component of other investments at fair value.

The SPAC Fund invests in the equity of SPACs.  We carry our investment in the fund at its reported NAV.

The US Insurance JV invests in insurance company debt.  We carry our investment in the fund at its reported NAV.

CREO JV invests in commercial real estate debt.  We carry our investment in the fund at its reported NAV.

FlipOs is a private company in which we own common equity.  We carry our investment at fair value.  See note 24 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $4,375.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses decreased  by $19,943 or 26% to $57,129 for the nine months ended September 30, 2022 from $77,072 for the nine months ended September 30, 2021. As discussed in more detail below, the change was comprised of (i) a decrease of $20,094 in compensation and benefits; (ii) an increase of $1,402 in business development, occupancy, and equipment; (iii) a decrease of $1,720 in subscriptions, clearing, and execution; (iv) an increase of $313 in professional fee and other operating; and (v) an increase of $156 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $20,094, or 33%, to $41,320 for the nine months ended September 30, 2022 from $61,414 for the nine months ended September 30, 2021.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Nine Months Ended September 30,
	2022	2021	Change
Cash compensation and benefits	$38,055	$46,672	$(8,617)
Equity-based compensation	3,265	14,742	(11,477)
Total	$41,320	$61,414	$(20,094)

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $8,617 to $38,055 for the nine months ended September 30, 2022 from $46,672 for the nine months ended September 30, 2021.  The decrease was due to a decrease in incentive compensation that is tied to revenues and operating profitability, partially offset by increases related to the continued build out of the Cohen and Company Capital Markets team.  Our total headcount increased from 115 at September 30, 2021 to 122 at September 30, 2022.

During the nine months ended September 30, 2022, we recorded a reduction in incentive compensation of $1,753 related to the FGMC bankruptcy.  See note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Equity-based compensation decreased by $11,477, to $3,265 for the nine months ended September 30, 2022, as compared to $14,742 for the nine months ended September 30, 2021.  The decrease was due to equity compensation related to Insurance SPAC II , which was recognized upon the completion of the merger between Insurance SPAC II and MILE and recorded in the nine months ended September 30, 2021.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $1,402, or 59%, to $3,777 for the nine months ended September 30, 2022 from $2,375 for the nine months ended September 30, 2021.   This increase was comprised of an increase of $636 of business development and an increase in $766 of occupancy and equipment.  Business development in increased primarily due to increased levels of travel.  Occupancy and equipment increased due to additional rent for space in our New York office.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $1,720, or 22% to $6,025 for the nine months ended September 30, 2022 from $7,745 for the nine months ended September 30, 2021.   The decrease was comprised of a decrease in clearing and execution of $2,060; partially offset by an increase in subscriptions of $340.  The decrease in clearing and execution was due to the result of reduced new issue costs and the wind down of our GCF repo business.  The increase in subscriptions is primarily due to increased headcount.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $313,or 6% to $5,593 for the nine months ended September 30, 2022 from $5,280 for the nine months ended September 30, 2021.   This increase was comprised of an increase in professional fees of $413; partially offset by a decrease in other operating of $100.  Professional fees increased due to increased legal and tax prep fees.  Other operating expense decreased due to lower non-income based taxes.

During the nine months ended September 30, 2022, we recorded legal expenses of $190 related to the FGMC bankruptcy.  This amount is included in professional fees.  See note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q .

Depreciation and Amortization

Depreciation and amortization increased by $156 ,or 60% to $414 for the nine months ended September 30, 2022 from $258 for the nine months ended September 30, 2021. The increase was due to additional leasehold improvements in the Company's New York and California offices.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $1,724 to $3,803 for the nine months ended September 30, 2022 from $5,527 for the nine months ended September 30, 2021.

INTEREST EXPENSE
(Dollars in Thousands)

	Nine Months Ended September 30,
	2022	2021	Change
Junior subordinated notes	$2,334	$1,951	$383
2020 Senior Notes	344	404	(60)
2013 Convertible Notes / 2019 Senior Notes	-	210	(210)
2017 Convertible Note	327	1,144	(817)
Byline LOC	201	198	3
Redeemable Financial Instrument - DGC Trust / CBF	-	197	(197)
Redeemable Financial Instrument - JKD Capital Partners I LTD	597	1,423	(826)
	$3,803	$5,527	$(1,724)

See notes 15 and 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $22,042 to ($14,530) for the nine months ended September 30, 2022 from $7,512 for the nine months ended September 30, 2021.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,
	2022	2021	Change
Insurance SPACs	$(1,142)	$(1,092)	$(50)
Dutch Real Estate Entities	(495)	(179)	(316)
Other SPAC Sponsor Entities	(12,893)	8,783	(21,676)
Total	$(14,530)	$7,512	$(22,042)

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

	Nine Months Ended September 30,
	2022	2021	Change
HLGN	$(10,558)	$(2)	$(10,556)
WEJO	(2,182)	(81)	(2,101)
DRTS	695	(1)	696
PAYO	-	3,653	(3,653)
PWP	(124)	1,418	(1,542)
ACHR	(217)	1,136	(1,353)
REE	-	3,002	(3,002)
FOXO	1,096	(111)	1,207
Other	(1,603)	(231)	(1,372)
Total	$(12,893)	$8,783	$(21,676)

As of September 30, 2022, our equity method investment in sponsor entity of the predecessor SPAC of HLGN was $0.  However, during the periods presented we held HLGN shares as a component of other investments, at fair value as of September 30, 2022.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

As of September 30, 2022, our equity method investment in sponsor entity of the predecessor SPAC of WEJO was $0.  However, during the periods presented we held WEJO shares as a component of other investments, at fair value as of September 30, 2022.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this this Quarterly Report on Form 10-Q.

As of September 30, 2022, our equity method investment in sponsor entity of the predecessor SPAC of DRTS was $696.

As of September 30, 2022, our equity method investment in sponsor entity of the predecessor SPAC of PAYO was $0.  However, during the periods presented we held PAYO shares as a component of other investments, at fair value as of September 30, 2022.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

As of September 30, 2022, our equity method investment in sponsor entity of the predecessor SPAC of PWP was $80.  However, during the periods presented we held PWP shares as a component of other investments, at fair value as of September 30, 2022.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

As of September 30, 2022, our equity method investment in sponsor entity of the predecessor SPAC of ACHR was $0.  However, during the periods presented we held ACHR shares as a component of other investments, at fair value as of September 30, 2022.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

As of September 30, 2022, our equity method investment in sponsor entity of the predecessor SPAC of REE was $0.  However, during the periods presented we held REE shares as a component of other investments, at fair value as of September 30, 2022.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

As of September 30, 2022, our equity method investment in sponsor entity of the predecessor SPAC of FOXO was $110.  However, during the periods presented we held FOXO shares as a component of other investments, at fair value as of September 30, 2022.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

The remaining other investments in SPAC Sponsor Entities represent investments in sponsor entities who have not yet completed a business combination.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q

Other Non Operating Income / (Loss)

We recorded other non-operating income of $2,127 for the nine months ended September 30, 2021 as the result of the forgiveness of our PPP loan. See note 17 to our consolidated financial statements included in item 1 of this quarterly Report on Form 10-Q.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $2,957 to income tax expense / (benefit) of  $3,534 for the nine months ended September 30, 2022 from $577 for the nine months ended September 30, 2021. The increase was primarily due to an increase in the valuation allowance related to our NOL carryforward assets recorded in the nine months ended September 30, 2022.  This increase of the valuation allowance was recorded as the result of two items: (i) the conversion of the 2017 convertible notes which occurred in March 2022 and resulted in a dilution of Cohen & Company Inc.'s share of the Operating LLC which reduced the expected amount of future income available to utilize these carryforward assets; and (ii) lower expectations about future taxable income realizable due to reduced operating performance during 2022.

Our provision for income taxes fluctuates due to several factors mostly attributable to our legal structure summarized as follows:

It is important to note that when evaluating our income tax expense or benefit (especially compared to other companies' expense or benefit) that substantially all of our operations occur in the Operating LLC.  There are some local taxes and foreign taxes to which the Operating LLC or its subsidiaries are subject to, but the Operating LLC is generally treated as a pass-through entity and is not subject to U.S. federal or state income tax.  Therefore, the members of the Operating LLC receive allocations of its income and are subject to U.S. federal and state taxes.  For the current period, Cohen and Company Inc. was allocated 27.93% of income generated by the Operating LLC.  To the extent Cohen and Company Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  However, the remaining 72.07% that was allocated to the non-controlling members of the Operating LLC is subject to taxation on the members' tax returns.  That tax obligation is not included in these consolidated financial statements.

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

Net Income / (Loss) Attributable to the Non-Convertible Non-controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the nine months ended September 30, 2022 and 2021 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us for the relevant periods.  These interests are not convertible into Common Stock.

SUMMARY CALCULATION OF NON-CONVERTIBLE NON-CONTROLLING INTEREST
For the Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2022	2021	Change
Insurance SPAC Sponsor Entities	$-	$3,560	$3,560
Insurance II SPAC Sponsor Entities	-	17,644	17,644
Insurance III SPAC Sponsor Entities	(598)	(506)	92
SPAC Pipe Entities	(2,250)	(2,659)	(409)
Other SPAC Sponsor Investor	(16,132)	(197)	15,935
Other	-	(5)	(5)
Total	$(18,980)	$17,837	$36,817

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

Net Income / (Loss) Attributable to the Convertible Non-controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the nine months ended September 30, 2022 and 2021 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST
For the Nine Months Ended September 30, 2022

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(43,525)	$-	$(43,525)
Income tax expense / (benefit)	2	3,532	3,534
Net income / (loss) after tax	(43,527)	(3,532)	(47,059)
Other consolidated subsidiary non-controlling interest	(18,980)
Net income / (loss) attributable to the Operating LLC	(24,547)
Average effective Operating LLC non-controlling interest % (1)	72.07%
Convertible non-controlling interest	$(17,691)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Nine Months Ended September 30, 2021

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$46,366	$-	$46,366
Income tax expense / (benefit)	108	469	577
Net income / (loss) after tax	46,258	(469)	45,789
Other consolidated subsidiary non-controlling interest	17,837
Net income / (loss) attributable to the Operating LLC	28,421
Average effective Operating LLC non-controlling interest % (1)	71.43%
Operating LLC non-controlling interest	$20,301

(1)

Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2022 and 2021.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Favorable / (Unfavorable)
	2022	2021	$ Change	% Change
Revenues
Net trading	$7,966	$16,599	$(8,633)	(52%)
Asset management	3,456	1,856	1,600	86%
New issue and advisory	13,235	8,838	4,397	50%
Principal transactions and other income (loss)	(1,192)	(20,709)	19,517	94%
Total revenues	23,465	6,584	16,881	256%

Operating expenses
Compensation and benefits	15,227	20,577	5,350	26%
Business development, occupancy, equipment	1,234	869	(365)	(42%)
Subscriptions, clearing, and execution	2,112	2,581	469	18%
Professional fee and other operating	1,905	1,585	(320)	(20%)
Depreciation and amortization	139	90	(49)	(54%)
Total operating expenses	20,617	25,702	5,085	20%

Operating income / (loss)	2,848	(19,118)	21,966	115%

Non-operating income / (expense)

Interest expense, net	(1,346)	(1,731)	385	22%
Income / (loss) from equity method affiliates	618	2,857	(2,239)	(78%)
Other non operating income	-	-	-	NM
Income / (loss) before income taxes	2,120	(17,992)	20,112	112%
Income tax expense / (benefit)	1,761	(248)	(2,009)	(810%)
Net income / (loss)	359	(17,744)	18,103	102%
Less: Net income (loss) attributable to the non-convertible non-controlling interest	(109)	(3,094)	(2,985)	(96%)
Enterprise net income / (loss)	468	(14,650)	15,118	103%
Less: Net income (loss) attributable to the convertible non-controlling interest	1,387	(11,221)	(12,608)	(112%)
Net income / (loss) attributable to Cohen & Company Inc.	$(919)	$(3,429)	2,510	73%

Revenues

Revenues increased by $16,881 or 256% to $23,465 for the three months ended September 30, 2022 from $6,584 for the three months ended September 30, 2021. As discussed in more detail below, the change was comprised of (i) a decrease of $8,633 in net trading revenue; (ii) an increase of $1,600 in asset management revenue; (iii) an increase in new issue and advisory of $4,397; and (iv) an increase of $19,517 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $8,633 or 52%, to $7,966 for the three months ended September 30, 2022 from $16,599 for the three months ended September 30, 2021.  The following table shows the detail by group.

NET TRADING
(Dollars in Thousands)

	Three Months Ended September 30,
	2022	2021	Change
Mortgage	$(2,529)	$1,433	$(3,962)
Matched book repo	6,672	11,567	(4,895)
High yield corporate	1,444	2,470	(1,026)
Investment grade corporate	595	158	437
Wholesale and other	1,784	971	813
Total	$7,966	$16,599	$(8,633)

Our net trading revenue includes unrealized gains on our trading investments as of the applicable measurement date that may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized may not be indicative of future results. Furthermore, from time to time, some of the assets included in the investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB valuation hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 7, 8, and 9 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.  We consider our matched book repo business to be subject to significant concentration risk.  See note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

During the three months ended September 30, 2022, we recorded a loss of $4,642 related to the FGMC bankruptcy which was included as a reduction in net trading revenue.  In the table above, $4,117 of that loss is included in mortgage group and $525 is included in the matched book repo group.  See note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

	As of September 30,		As of December 31,
	2022	2021	2021	2020
Company sponsored CDOs	$1,158,911	$1,247,779	$1,239,988	$2,057,178
Other Investment Vehicles (1)	993,423	993,025	1,118,162	712,028
Assets under management (2)	$2,152,334	$2,240,804	$2,358,150	$2,769,206

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

Asset management fees increased by $1,600, or 86%, to $3,456 for the three months ended September 30, 2022 from $1,856 for the three months ended September 30, 2021, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Three Months Ended September 30,
	2022	2021	Change
CDOs	$2,049	$545	$1,504
Other	1,407	1,311	96
Total	$3,456	$1,856	$1,600

Asset management fees from CDOs increased due to the payment of deferred subordinated fees received by the Company as a result of the successful auction of one CDO during September 2022.  Asset management fees from other increased due to an increase in fees from an increase in fees earned from the US Insurance JV and PriDe funds partially offset by a reduction in fees earned from the SPAC Fund.

New Issue and Advisory

New issue and advisory revenue increased by $4,397 to $13,235 for the three months ended September 30, 2022, as compared to $8,838 for the three months ended September 30, 2021.  The following table summarizes new issue revenue by business line.

	Three Months Ended September 30,
	2022	2021	Change
Cohen & Company Capital Markets	$10,475	$7,173	$3,302
Commercial Real Estate Originations	-	740	(740)
US Insurance Originations	2,760	925	1,835
Total	$13,235	$8,838	$4,397

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

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss)  increased by $19,517, or 94%, to ($1,192) for the three months ended September 30, 2022, as compared to ($20,709) for the three months ended September 30, 2021.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Three Months Ended September 30,
	2022	2021	Change
SFT	44	(3,121)	3,165
LMND	684	(14,349)	15,033
IMXI	-	509	(509)
WEJO	11	-	11
REE	(363)	(4,571)	4,208
ML	(11)	(646)	635
BKSY	-	70	(70)
HLGN	(145)	-	(145)
PAYO	586	(398)	984
PWP	14	(63)	77
FOXO	(785)	-	(785)
ACHR	(16)	-	(16)
SPAC Fund	6	(38)	44
US Insurance JV	76	16	60
CREO JV	164	-	164
FlipOs	-	1,805	(1,805)
Other principal investments	(1,767)	(250)	(1,517)
Total principal transactions	(1,502)	(21,036)	19,534

IIFC revenue share	191	251	(60)
All other income / (loss)	119	76	43
Other income	310	327	(17)

Principal transactions and other income (loss)	$(1,192)	$(20,709)	$19,517

Principal Transactions

For all investments discussed below, see note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments.

SFT represents equity positions in Shift Technologies, Inc. (NASDAQ: SFT).  The shares of SFT we hold are comprised of both unrestricted and restricted shares and are carried at fair value.  As of the beginning of 2021, we held most of our SFT shares in the Insurance SPAC Sponsor Entities, which were not wholly owned subsidiaries of the Operating LLC.  As of September 30, 2022, all SFT shares held by us were held by the Operating LLC.  See non-controlling interest discussion below.  As of September 30, 2022, we had total investments in SFT carried at fair value of $1,166, which is included as a component of other investments, at fair value.

LMND represents equity positions in Lemonade, Inc. (NASDAQ: LMND).  Prior to LMNDs business combination with Metromile (NASDAQ: MILE), this represented shares of MILE.  Upon completion of the business combination of LMND and MILE, we received shares of LMND in exchange for our shares of MILE.  The shares of LMND we hold are comprised of unrestricted shares and are carried at fair value.  As of the beginning of 2021, we held most of our LMND shares (at the time, MILE shares)  in the Insurance SPAC II Sponsor Entities, which were not wholly owned subsidiaries of the Operating LLC.  As of September 30, 2022, all LMND shares held by us were held by the Operating LLC.  See compensation and non-controlling interest discussions below.  As of September 30, 2022 we had total investments in LMND carried at fair value of $1,821, which is included as a component of other investments, at fair value.

IMXI represents equity positions of International Money Express, Inc. (NASDAQ: IMXI), a publicly traded company that resulted from the merger of Intermex Holdings, LLC and FinTech Acquisition Corp. II.  As of September 30, 2022, we held no investment in IMXI.  This investment was carried at fair value.

REE represents equity positions of REE Automotive Ltd. (NASDAQ: REE), a publicly traded company that closed its business combination with 10X Capital Venture Acquisition Corp. As of September 30, 2022, we had a total investment in REE carried at fair value of $511, which is included as a component of other investments at fair value.

ML represents equity positions of MoneyLion, Inc. (NYSE: ML), a publicly traded company that closed its business combination with Fusion Acquisition Corp.  As of September 30, 2022, we had a total investment in ML carried at fair value of $35, which is included as a component of other investments at fair value.

BKSY represents equity positions of Blacksky Technologies, Inc (NYSE: BKSY) that closed its business combination with Osprey Technologies Acquisition Corp.  As of September 30, 2022, we had a total investment in BKSY carried at fair value of $27, which is included as a component of other investments at fair value.

Heliogen, Inc. (NYSE: HLGN) is a public company that closed its business combination with Athena Technology Acquisition Corp.  As of September 30, 2022, we had a total investment in HLGN carried at fair value of $940, which is included as a component of other investments at fair value.

Payoneer Global, Inc. (NASDAQ: PAYO) is a public company that closed its business combination with FTAC Olympus Acquisition Corp. SPAC.  As of September 30, 2022, we had a total investment in PAYO carried at fair value of $1,664, which is included as a component of other investments at fair value.

Parella Weinberg Partners (NASDAQ: PWP) is a public company that closed its business combination with FTAC IV Acquisition Corp. SPAC.  As of September 30, 2022, we had a total investment in PWP carried at fair value of $55, which is included as a component of other investments at fair value.

FOXO Technologies Inc. (NASDAQ: FOXO) is a public company that closed its business combination with Delwinds Insurance Acquisition Corp.  As of September 30, 2022, we had a total investment in FOXO carried at fair value of $367, which is included as a component of other investments at fair value.

Archer Aviation Inc. (NASDAQ: ACHR) is a public company that closed its business combination with Atlas Crest Investment Corp. As of September 30, 2022 we had a total investment in ACHR carried at fair value of $25, which is a included as a component of other investments at fair value.

The SPAC Fund invests in the equity of SPACs.  We carry our investment in the fund at its reported NAV.

The US Insurance JV invests in insurance company debt.  We carry our investment in the fund at its reported NAV.

CREO JV invests in commercial real estate debt.  We carry our investment in the fund at its reported NAV.

FlipOs is a private company in which we own common equity.  We carry our investment at fair value.  See note 24 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $4,375.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses decreased by $5,085, or 20%, to $20,617 for the three months ended September 30, 2022 from $25,702 for the three months ended September 30, 2021. As discussed in more detail below, the change was comprised of (i) a decrease of $5,350 in compensation and benefits; (ii) an increase of $365 in business development, occupancy, and equipment; (iii) a decrease of $469 in subscriptions, clearing, and execution; (iv) an increase of $320 in professional fee and other operating; and (v) an increase of $49 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $5,350, or 26%, to $15,227 for the three months ended September 30, 2022 from $20,577 for the three months ended September 30, 2021.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Three Months Ended September 30,
	2022	2021	Change
Cash compensation and benefits	$14,147	$20,002	$(5,855)
Equity-based compensation	1,080	575	505
Total	$15,227	$20,577	$(5,350)

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, and benefits.  Cash compensation and benefits decreased by $5,855 to $14,147 for the three months ended September 30, 2022 from $20,002 for the three months ended September 30, 2021.  The decrease was due to a decrease in incentive compensation that is tied to revenues and operating profitability, partially offset by increases related to the continued build out of the Cohen and Company Capital Markets team.  Our total headcount increased from 115 at September 30, 2021 to 122 at September 30, 2022.

During the three months ended September 30, 2022, we recorded a reduction in incentive compensation of $1,753 related to the FGMC bankruptcy.  See note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Equity-based compensation increased by $505, to $1,080 for the three months ended September 30, 2022, as compared to $575 for the three months ended September 30, 2021.  The increase was due to additional equity grants to employees.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $365, or 42%, to $1,234 for the three months ended September 30, 2022 from $869 for the three months ended September 30, 2021.  This increase was comprised of an increase in business development of $188 and an increase in occupancy and equipment of $177.  Business development in increased primarily due to increased levels of travel.  Occupancy and equipment increased due to additional rent for space in our New York office.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $469, or 18%, to $2,112 for the three months ended September 30, 2022 from $2,581 for the three months ended September 30, 2021. This decrease was comprised of a decrease in clearing and execution of $536; partially offset by an increase in subscriptions of $67.  The decrease in clearing and execution was due to the result of reduced new issue costs and the wind down of our GCF repo business.  The increase in subscriptions is primarily due to increased headcount.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $320, or 20%, to $1,905 for the three months ended September 30, 2022 from $1,585 for the three months ended September 30, 2021. This increase was comprised of an increase in professional fees of $382; partially offset by a decrease in other operating expense of $62. Professional fees increased due to increased legal and tax prep fees.  Other operating expense decreased due to lower non-income based taxes.

During the three months ended September 30, 2022, we recorded legal expenses of $190 related to the FGMC bankruptcy.  This amount is included in professional fees.  See note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q .

Depreciation and Amortization

Depreciation and amortization increased by $49, or 54%, to $139 for the three months ended September 30, 2022 from $90 for the three months ended September 30, 2021. The increase was due to additional leasehold improvements at the Company's New York and California offices.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $385, to $1,346 for the three months ended September 30, 2022 from $1,731 for the three months ended September 30, 2021.

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended September 30,
	2022	2021	Change
Junior subordinated notes	$921	$652	$269
2020 Senior Notes	113	136	(23)
2013 Convertible Notes / 2019 Senior Notes	-	67	(67)
2017 Convertible Note	-	388	(388)
Byline LOC	67	67	-
Redeemable Financial Instrument - JKD Capital Partners I LTD	245	421	(176)
	$1,346	$1,731	$(385)

See notes 15 and 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $2,239 to $618 for the three months ended September 30, 2022 from $2,857 for the three months ended September 30, 2021.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
	2022	2021	Change
Insurance SPACs	$(186)	$(296)	$110
Dutch Real Estate Entities	(230)	(96)	(134)
Other SPAC Sponsor Entities	1,034	3,249	(2,215)
Total	$618	$2,857	$(2,239)

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

	Three Months Ended September 30,
	2022	2021	Change
WEJO	(54)	(28)	(26)
DRTS	(378)	-	(378)
PAYO	-	(630)	630
PWP	8	72	(64)
ACHR	12	1,138	(1,126)
REE	-	3,013	(3,013)
FOXO	1,157	(34)	1,191
Other	289	(282)	571
Total	$1,034	$3,249	$(2,215)

As of September 30, 2022, our equity method investment in sponsor entity of the predecessor SPAC of WEJO was $0.  However, during the periods presented we held HLGN shares as a component of other investments, at fair value as of September 30, 2022.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of  this Quarterly Report on Form 10-Q.

As of September 30, 2022, our equity method investment in sponsor entity of the predecessor SPAC of DRTS was $696.

As of September 30, 2022, our equity method investment in sponsor entity of the predecessor SPAC of PAYO was $0.  However, during the periods presented we held PAYO shares as a component of other investments, at fair value as of September 30, 2022.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

As of September 30, 2022, our equity method investment in sponsor entity of the predecessor SPAC of PWP was $80.  However, during the periods presented we held PWP shares as a component of other investments, at fair value as of September 30, 2022.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

As of September 30, 2022, our equity method investment in sponsor entity of the predecessor SPAC of ACHR was $0.  However, during the periods presented we held ACHR shares as a component of other investments, at fair value as of September 30, 2022.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

As of September 30, 2022, our equity method investment in sponsor entity of the predecessor SPAC of REE was $0.  However, during the periods presented we held REE shares as a component of other investments, at fair value as of September 30, 2022.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

As of September 30, 2022, our equity method investment in sponsor entity of the predecessor SPAC of FOXO was $0.  However, during the periods presented we held FOXO shares as a component of other investments, at fair value as of September 30, 2022.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of  this Quarterly Report on Form 10-Q.

The remaining other investments in SPAC Sponsor Entities represent investments in sponsor entities who have not yet completed a business combination.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q

Income Tax Expense / (Benefit)

The income tax expense / (benefit) increased by $2,009 to income tax expense / (benefit) of $1,761 for the three months ended September 30, 2022 from ($248) for the three months ended September 30, 2021. The increase was primarily due to an increase in the valuation allowance related to our NOL carryforward assets recorded in the three months ended September 30, 2022  This increase of the valuation allowance was recorded as the result of  lower expectations about future taxable income realizable due to reduced operating performance during 2022.

Our provision for income taxes fluctuates due to several factors mostly attributable to our legal structure summarized as follows:

It is important to note that when evaluating our income tax expense or benefit (especially compared to other companies' expense or benefit) that substantially all of our operations occur in the Operating LLC.  There are some local taxes and foreign taxes to which the Operating LLC or its subsidiaries are subject to, but the Operating LLC is generally treated as a pass-through entity and is not subject to U.S. federal or state income tax.  Therefore, the members of the Operating LLC receive allocations of its income and are subject to U.S. federal and state taxes.  For the current period, Cohen and Company Inc. was allocated 37.38% of the income generated by the Operating LLC.  To the extent Cohen and Company Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  However, the remaining 62.62% that was allocated to the non-controlling members of the Operating LLC is subject to taxation on the members' tax returns.  That tax obligation is not included in these consolidated financial statements.

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

Net Income / (Loss) Attributable to the Non-Convertible Non-controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the three months ended September 30, 2022 and 2021 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us for the relevant periods.  These interests are not convertible into Common Stock.

SUMMARY CALCULATION OF NON-CONVERTIBLE NON-CONTROLLING INTEREST
For the Three Months Ended September 30, 2022

	Three Months Ended September 30,
	2022	2021	Change
Insurance III SPAC Sponsor Entities	$(116)	$(149)	$(33)
SPAC Pipe Entities	21	(2,751)	(2,772)
Other SPAC Sponsor Investor	(14)	(194)	(180)
Total	$(109)	$(3,094)	$(2,985)

Insurance SPAC III Sponsor Entities are the Sponsor Entities formed by us for the Insurance SPAC III.  SPAC Pipe Entities are entities which themselves invest in Pipe's (Private Investment in Public Equity) of post business combination SPACs.  Other SPAC Sponsor Investor represents an entity which we consolidate but do not wholly own that invests in other SPAC Sponsor Entities.

Net Income / (Loss) Attributable to the Convertible Non-controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the three months ended September 30, 2022 and 2021 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST
For the Three Months Ended September 30, 2022

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$2,120	$-	$2,120
Income tax expense / (benefit)	14	1,747	1,761
Net income / (loss) after tax	2,106	(1,747)	359
Other consolidated subsidiary non-controlling interest	(109)
Net income / (loss) attributable to the Operating LLC	2,215
Average effective Operating LLC non-controlling interest % (1)	62.62%
Operating LLC non-controlling interest	1,387

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended September 30, 2021

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(17,992)	$-	$(17,992)
Income tax expense / (benefit)	(138)	(110)	(248)
Net income / (loss) after tax	(17,854)	110	(17,744)
Other consolidated subsidiary non-controlling interest	(3,094)
Net income / (loss) attributable to the Operating LLC	(14,760)
Average effective Operating LLC non-controlling interest % (1)	76.02%
Operating LLC non-controlling interest	(11,221)

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

On July 29, 2021, our board of directors reinstated our quarterly dividend declaring a cash dividend of $0.25 per share.  We have paid a quarterly cash dividend of $0.25 regularly since that date.  In addition to our routine quarterly distribution, on March 8, 2022, our board of directors declared a special cash dividend of $0.75 per share.  On November 2, 2022, our board of directors declared a quarterly dividend of $0.25 per share payable on December 2, 2022 to shareholders of record on November 18, 2022.

During the three and nine months ended September 30, 2021, we repurchased 10,490 shares and 49,544 shares of Common Stock in the open market pursuant to the December 2020 Letter Agreement for a total purchase price of $187 and $857, respectively.  During the three and nine months ended September 30, 2022, no shares were repurchased.  All of the repurchases were completed using cash on hand. The December 2020 Letter Agreement expired on December 31, 2021.

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

During the three and nine months ended September 30, 2021, the Company sold 198,700 and 300,849  shares in the open market pursuant to the Equity Agreement for a total net sale price of $6,403 and $9,076 respectively.  No shares were sold during 2022.

During the nine months ended September 30, 2022 and 2021, we had the following other significant financing transactions.  This excludes non-cash transactions.  See note 23 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

During the nine months ended September 30, 2022:

●	We issued a new 2020 Senior Note for $2,250 and used the proceeds to pay off an existing 2020 Senior Note.
●	We paid dividends of $2,201 on our Common Stock
●	We made distributions to the convertible non-controlling interest of $5,535
●	We made distributions to the non-convertible non-controlling interest of $2,236.

During the nine months ended September 30, 2021:

●	We repaid $2,400 of the 2019 Senior Note
●	We repaid $4,000 of redeemable financial instruments.
●	We raised $9,552 from the issuance of equity of other consolidated subsidiaries.
●	We made distributions to the non-convertible non controlling interest of $1,926.
●	We paid dividends of $339 on our Common Stock
●	We made distributions to the convertible non-controlling interest of $725.
●	We made distributions to the non-convertible non-controlling interest of $1,926

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

As of September 30, 2022 and December 31, 2021, we maintained cash and cash equivalents of $ 47,287 and $ 50,567, respectively. We generated cash from or used cash for the following activities.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

.	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities	$4,247	$(2,969)
Cash flow from investing activities	3,176	(4,906)
Cash flow from financing activities	(10,197)	8,004
Effect of exchange rate on cash	(506)	(295)
Net cash flow	(3,280)	(166)
Cash and cash equivalents, beginning	50,567	41,996
Cash and cash equivalents, ending	$47,287	$41,830

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Nine Months Ended September 30, 2022

As of September 30, 2022, our cash and cash equivalents were $ 47,287, representing a decrease of $ 3,280 from December 31, 2021. The decrease was attributable to cash provided by operating activities of $ 4,247, cash provided by investing activities of $ 3,176, cash used in financing activities of $ 10,197, and a decrease in cash caused by the change in exchange rates of $ 506.

The cash provided by operating activities of $ 4,247 was comprised of (a) net cash outflows of $ 11,544 related to working capital fluctuations; (b) net cash inflows of $ 13,840 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash inflows from other earnings items of $ 1,951 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $ 3,176 was comprised of (a) $15,791 of cash inflows from sales and returns of principal from other investments, at fair value; (b) $3,054 of cash inflows from sales and returns of principal from other investments sold, not yet purchased at fair value; and (c) $75 in distributions received from equity method affiliates; partially offset by (d) $8,651 in cash used to purchase other investments, at fair value; (e) $5,994 in cash used to purchase other investments sold, not yet purchased at fair value, (f) $617 in cash invested in equity method affiliates and (g) $482 in cash used to purchase furniture, equipment, and leasehold improvements.

The cash used in financing activities of $ 10,197 was comprised of (a) $2,250 in cash used to repay debt; (b) $234 in cash used to settle equity awards; (c) $2,201 in cash used to pay dividends; (d) $5,535 in cash used to pay distributions to the convertible non-controlling interest; and (e) $2,236 in cash used to pay distributions to the non-convertible non-controlling interest; partially offset by (f) $9 in contributions received from non-convertible non-controlling interests; and (g) $2,250 in cash proceeds from debt.

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

The cash used in investing activities of $ 4,906 was comprised of (a) 88,012 of purchases of other investments, at fair value; (b) $56,243 of purchases of other investments sold, not yet purchased, at fair value; (c) $1,537 of investments in equity method affiliates, (d) $679 of purchases of furniture, equipment, and leasehold improvements; partially offset by (e) $87,614 of sales and returns of principal of other investments, at fair value and (f) $53,951 of sales and returns of principal of other investments sold, not yet purchased, at fair value.

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

The following table shows the impact of changes in these collateral deposits had on our cash flows in each period presented:

	Nine Months Ended September 30,
	2022	2021
Collateral deposit end of period	$22,788	$40,465
Less: Collateral deposit beginning of period	17,320	41,119
Impact to cash flow from operations	$5,468	$(654)

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFESA in France. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. Our French-based subsidiary, CCFESA, is subject to the regulatory supervision and requirements of the ACPR.  The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at September 30, 2022 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)

United States	$250
Europe	470
Total	$720

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at September 30, 2022, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $49,291. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Restrictions of Distributions of Capital from JVB

As of September 30, 2022, our total equity on a consolidated basis was $105,633.  However, the total equity of JVB was $94,061.  Of the $11,572 in equity outside of JVB, $4,240 represents non-convertible non-controlling interests comprised mainly of the non-controlling interests of Insurance SPAC III Sponsor Entities and other consolidated subsidiaries which cannot be utilized by the Operating LLC for other purposes.

From time to time, we may need to take distributions of income (and potentially returns of capital) from JVB to satisfy the cash needs as a result of the losses incurred outside of JVB or to satisfy other obligations that come due outside of JVB.  However, we are subject to significant limitations on our ability to make distributions from JVB.  These limitations include limitations imposed by FINRA under rule 15c3-1 (described immediately above) and limitations under our line of credit with Byline Bank (see note 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).  Furthermore, counterparties to JVB have their own internal counterparty credit requirements.  The specific requirements are not generally shared with us.  However, if we take too much in capital distributions from JVB (beyond its net income), we may not be able to trade with certain counterparties which may cause JVB’s operations to deteriorate.

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

Our clearing agencies provide securities financing arrangements including margin arrangements and securities borrowing and lending arrangements. These arrangements generally require us to transfer additional securities or cash to the clearing agency in the event the value of the securities then held by the clearing agency in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under such agreements.  An event of default under the clearing agreement would give our counterparty the option to terminate our clearing arrangement. Any amounts owed to the clearing agency would be immediately due and payable. These obligations are recourse to us. Furthermore, a termination of our clearing arrangements would result in a significant disruption to our business and would have a significant negative impact on our dealings and relationship with our customers.  The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the nine months ended September 30, 2022 and the twelve months ended December 31, 2021 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Nine Months Ended September 30, 2022	For the Twelve Months Ended December 31, 2021
Receivables under resale agreements
Period end	699,658	3,175,645
Monthly average	1,970,087	5,750,146
Maximum month end	3,006,658	7,299,538
Securities sold under agreements to repurchase
Period end	749,673	3,171,415
Monthly average	1,989,316	5,745,838
Maximum month end	3,002,514	7,289,275

Repo balances declined between December 31, 2021 and September 30, 2022 both because of reduced mortgage origination activity of our counterparties as well as certain reverse repo counterparties closing out existing repo trades with us and obtaining financing directly with third party lenders as part of our agency gestation business.  See note 10.  Fluctuations in the balance of our repurchase agreements from period to period and intra-period are dependent on business activity in those periods as well as the volume of our gestation trades that are structured.  Average balances and period end balances will fluctuate based on market and liquidity conditions and we consider such intra-period fluctuations as typical for the repurchase market. Month-end balances may be higher or lower than average period balances.  See note 4 and 10 regarding wind down of GCF repo business.

Debt Financing

See note 16 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q for a discussion of the Company’s outstanding debt.

DETAIL OF DEBT
(Dollars in Thousands)

	As of	As of	Interest
Description	September 30, 2022	December 31, 2021	Rate Terms	Interest (3)	Maturity
Non-convertible debt:
10.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	10.00%	January 2024
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	-	15,000	Fixed	8.00%	March 2023 (1)
Less unamortized debt issuance costs	-	(67)
	-	14,933
Junior subordinated notes (2):
Alesco Capital Trust I	28,125	28,125	Variable	6.78%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	6.40%	March 2035
Less unamortized discount	(23,746)	(24,164)
	24,379	23,961

ByLine Bank	-	-	Variable	NA	December 2023
Total	$28,879	$43,394

(1)	The holder of the 2017 Convertible Note may convert all or any part of the outstanding principal amount at any time prior to maturity into units of membership interests of the Operating LLC at a conversion price of $1.45 per unit, subject to customary anti-dilution adjustments. Units of membership interests in the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Cohen & Company Inc. common stock, par value $0.01 per share (“Common Stock”) on a ten-for-one basis. Therefore, the 2017 Convertible Note can be converted into Operating LLC units of membership interests and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50. See note 20 to the Annual Report on Form 10-K for the year ended December 31, 2021. Effective March 20, 2022, the 2017 Note was converted into 10,344,827 units.
(2)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of September 30, 2022 on a combined basis was 15.41% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(3)	Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

As of September 30, 2022 and December 31, 2021, we had a redeemable financial instrument payable to JKD Capital Partners I LTD.  See note 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 14 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of September 30, 2022.

Contractual Obligations

The table below summarizes our significant contractual obligations as of September 30, 2022 and the future periods in which such obligations are expected to be settled in cash. We assumed that the 2017 Convertible Note is not converted prior to maturity.  Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements.

CONTRACTUAL OBLIGATIONS
September 30, 2022
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease arrangements	12,365	2,515	4,250	2,999	2,601
Maturity of 2020 Senior Notes (1)	4,500	-	4,500	-	-
Interest on 2020 Senior Notes (1)	677	450	227	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	48,565	3,472	6,945	6,945	31,203
Redeemable Financial Instrument - JKD Capital Partners 1 (3)	7,957	7,957	-	-	-
Other Operating Obligations (4)	1,468	1,285	183	-	-
	$123,657	$15,679	$16,105	$9,944	$81,929

(1)	The 2020 Notes mature on January 31, 2024. However, any time after January 31, 2023, the holder can give us 31 days' notice and require full repayment. For purposes of the table above, we show the maturity on earlier date, but show the interest payments out to the stated maturity date.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 6.78% (based on a 90-day LIBOR rate in effect as of September 30, 2022 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 7.82% (based on a 90-day LIBOR rate in effect as of September 30, 2022 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended September 30, 2022, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of September 30, 2022, we would incur a loss of $1,345 if the yield curve rises 100 bps across all maturities and a gain of $1,343 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in the form of investments in investment funds, permanent capital vehicles, and equity instruments of publicly traded companies.  These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions. However, since we generally make investments in our investment funds and permanent capital vehicles in order to facilitate third party capital raising (and hence increase our AUM and asset management fees), we may be unwilling to sell these positions as compared to investments in unaffiliated third parties. Also, with our SPAC franchise, we have a large amount of restricted shares on our balance sheet.  These investments are subject to equity price risk and we cannot sell them while they are restricted.  Furthermore, there is limited ability for us to hedge this risk on a cost-effective basis.  We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of September 30, 2022, our equity price sensitivity was $2,128 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of September 30, 2022, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,487 as of September 30, 2022.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2022. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at September 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Interest rate changes could affect our profitability.

The Company’s profitability may be adversely affected by inflation and inflationary expectations. Inflation has been rising at historically high rates, and the Federal Reserve has signaled that it will continue increasing the target federal funds effective rate.

Inflation and future expectations of inflation can negatively influence securities prices, including the fair value of fixed income securities we hold on our balance sheet.  Rising interest rates may create instability in the equity markets, reduce the volumes of new issue fixed income instruments, and significantly reduce mortgage activity, all of which negatively affects our profitability.  Additionally, the impact of inflation on the Company’s operating expenses may affect profitability to the extent that additional costs are not recoverable through increased prices of services offered by the Company.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
July 2022		$-	-	34,704
August 2022	-	$-	-	34,704
September 2022	-	$-	-	34,704
Total	-		-

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted inline XBRL: (i) the Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021, (iii) the Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN
Lester R. Brafman
Date: November 4, 2022		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: November 4, 2022		Executive Vice President, Chief Financial Officer, and Treasurer