Form 10-K
period 2022-12-31
Cohen & Co Inc.
filed 2023-03-09
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.   Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2022, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $13.9 million.  As of March 6, 2023, there were 1,819,866 shares of Common Stock of Cohen & Company Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

•	integration of operations;
•	business strategies;
•	growth opportunities;
•	competitive position;
•	market outlook;
•	expected financial position;
•	expected results of operations;
•	future cash flows;
•	financing plans;
•	plans and objectives of management;
•	tax treatment of the business combinations;
•	our investments in both SPACs and SPAC sponsor entities, including through our SPAC Fund and SPAC Series Funds;
•	our role as asset manager and sponsor in our SPAC franchise;
•	fair value of assets; and
•	any other statements regarding future growth, future cash needs, future operations, business plans, future financial results, and any other statements that are not historical facts.

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

“JVB Holdings” refers to JVB Financial Holdings, L.P., a wholly owned subsidiary of the Operating LLC; “JVB” refers to J.V.B. Financial Group, LLC, a wholly owned broker dealer subsidiary of JVB Holdings; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a wholly owned subsidiary of the Operating LLC formerly regulated by the Financial Conduct Authority (formerly known as the Financial Services Authority) in the United Kingdom (the “FCA”); “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a wholly owned subsidiary of the Operating LLC formerly regulated by the Central Bank of Ireland ( the “CBI”); Cohen & Company Financial Europe S.A. (“CCFESA”), a majority owned operating subsidiary of the Operating LLC regulated by the Autorite de Controle Prudentiel et de Resolution ("ACPR") ;and,“EuroDekania” refers to EuroDekania (Cayman) Ltd., a Cayman Islands exempted company that was externally managed by CCFL.

 “Securities Act” refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM  1.  BUSINESS.

INFORMATION REGARDING COHEN & COMPANY INC.

Overview

We are a Maryland corporation incorporated on October 6, 2003.  We are a financial services company specializing in an expanding range of capital markets and asset management services. Our business segments are Capital Markets, Asset Management, and Principal Investing. Our Capital Markets business segment consists of fixed income sales, trading, and gestation repo financing as well as new issue placements in corporate and securitized products and advisory services, operating primarily through our subsidiaries, JVB in the United States (the “U.S.”) and CCFESA in Europe. A division of JVB, Cohen & Company Capital Markets (“CCM”) is our full-service boutique investment bank which focuses on mergers and acquisitions (“M&A”), capital markets, and SPAC advisory. Our Asset Management business segment manages assets through investment vehicles, such as collateralized debt obligations (“CDOs”), managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). As of December 31, 2022, we had approximately $2.1 billion of assets under management (“AUM”) in primarily fixed income assets in a variety of asset classes including U.S. and European bank and insurance trust preferred securities (“TruPS”), debt issued by small and medium sized European, U.S., and Bermuda insurance and reinsurance companies, equity interests of SPACs and their sponsor entities. Our Principal Investing business segment is comprised primarily of investments we hold related to our SPAC franchise and investments that we have made for the purpose of earning an investment return rather than investments made to support our trading or other capital markets business activity.

Capital Markets

Our Capital Markets business segment consists primarily of fixed income sales, trading, and gestation repo financing as well as new issue placements in corporate and securitized products and advisory services operating primarily through our subsidiaries, JVB in the U.S. and CCFESA in Europe. JVB is our sole operating U.S. broker-dealer, under our JVB Holdings subsidiary, and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Industry Protection Corporation (“SIPC”). CCFESA is regulated by the Autorite de Controle Prudentiel et de Resolution (“ACPR”).

CCM was established in 2021 as a division of JVB to address the coverage gaps and structural conflicts at leading investment banks. Outside of expertise in M&A, capital markets, and SPAC advisory, CCM has investment banking professionals with experience in a number of emerging growth verticals including blockchain and digital assets, auto-tech, clean-tech, and cyber security, and continues to add new industry verticals to serve its clients. To date, CCM has hired 22 professionals with substantial industry experience to build a leading boutique capital markets and advisory team.

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

For several years, JVB has operated a gestation repo financing program. In general, JVB lends money to a counterparty after obtaining collateral securities from that counterparty via a reverse repurchase agreement. JVB also borrows money from another counterparty using the same collateral securities via a repurchase agreement. JVB seeks to earn net interest margin on these transactions. Gestation repo involves entering into repurchase and reverse repurchase agreements where the underlying collateral security represents a pool of newly issued mortgage loans. The borrowers (the reverse repurchase agreement counterparties) are generally mortgage originators. The lenders (the repurchase agreement counterparties) are a diverse group of counterparties comprised of banks, insurance companies, and other financial institutions. Gestation trades can be structured in two ways: (i) on balance sheet trades and (ii) agency trades. For on balance sheet trades, JVB borrows from one counterparty and lends to another on a principal basis and earns net interest margin. For agency repo trades, JVB gets paid a fee (which is paid by the borrower and is a function of the reverse repo notional amount), while the borrower and lender transact with each other directly.

From 2017 through 2021, we also operated a matched book general collateral funding (“GCF”) repo business as a full netting member of the Fixed Income Clearing Corporation’s (“FICC”) Government Services Division. Primarily due to reduced spreads in the repo market for GCF collateral, we exited the GCF business in 2021.

Our Capital Markets business segment generates revenue through the following activities: (1) trading activities, which include execution and brokerage services, gestation repo, riskless trading activities as well as gains and losses (unrealized and realized), and income and expense earned on securities classified as trading, and (2) new issue and advisory revenue comprised of (a) origination fees for newly created financial instruments originated by us, (b) revenue from advisory services, and (c) new issue revenue associated with arranging and placing the issuance of newly created financial instruments. Our Capital Markets business segment has offices in Boca Raton (Florida), Jupiter (Florida), Locust Valley (New York), Menlo Park (California), New York City (New York), Paris (France), and Philadelphia (Pennsylvania).

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

Our commercial real estate lending platform (“CRE Opportunities”), which operates outside of JVB, was created in 2021 with a primary focus on multi-family transitional loans and a team of nine professionals with extensive origination, underwriting, and securitization experience in the commercial real estate market.

Asset Management

Our Asset Management business segment manages assets within a variety of Investment Vehicles. We earn management fees for our ongoing asset management services provided to these Investment Vehicles, which may include fees both senior and subordinate to the securities issued by the Investment Vehicles. Management fees are based on the value of the AUM or the investment performance of the vehicle, or both. As of December 31, 2022, we had $2.1 billion in AUM. AUM equals the sum of the net asset value (“NAV”) or gross assets of the Investment Vehicles we manage based on whichever measurement serves as the basis for the calculation of our management fees. Our calculation of AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to any definition of AUM that may be used in our management agreements. We do not receive management fees for assets managed within our SPAC Series Funds. See discussion below.

As of December 31, 2022, we had three subsidiaries that act as managers to our Investment Vehicles. Two of these subsidiaries, Cohen & Company Financial Management, LLC (“CCFM”) and Dekania Capital Management, LLC (“DCM”), are registered investment advisors under the Investment Advisers Act of 1940 (the “Investment Advisers Act”). CCFESA is based in France and regulated by the ACPR.

Subsidiary	Product Line

CCFM	SPAC Fund, SPAC Series Funds, Alesco CDOs
DCM	U.S. Insurance JV, Dekania Europe CDOs
CCFESA	PriDe Funds and other managed accounts.

 The table below shows changes in our AUM by product line for the last five years.

ASSETS UNDER MANAGEMENT
(Dollars in Millions)

	As of December 31,
	2022	2021	2020	2019	2018
PriDe Funds and Other Managed Accounts	$813	$721	$587	$492	$408
U.S. Insurance JV	122	142	48	49	43
SPAC Fund	81	125	53	18	15
SPAC Series Funds	47	130	24	-	-
Non-CDO Investment Vehicles	1,063	1,118	712	559	466

Alesco CDOs	946	1,099	1,890	2,044	2,112
Dekania Europe CDOs.	107	141	167	153	171
Other	-	-	-	-	103
Total CDO AUM	1,053	1,240	2,057	2,197	2,386

Total AUM	$2,116	$2,358	$2,769	$2,756	$2,852

A description of Investment Vehicles that were under management as of December 31, 2022 is set forth below.

PriDe Funds and Other Managed Accounts. In July 2014, we became the investment advisor of a newly created French investment fund with total commitments of €238 million, and an initial investment period of two years (which was later extended by two years) and a maturity date of July 2026 (which was later extended until July 2028).  In January 2017, the second vintage funds in the series of these funds closed with total commitments of €203.5 million, and an initial investment period of three years (which was later extended by two years) and a maturity date of January 2032. In July 2020, the third vintage funds in the series of these funds closed with total commitments of €375.5 million, and an initial investment period of three years and a maturity date of July 2033. This series of funds is referred to in this Annual Report on Form 10-K as the “PriDe Funds.” The PriDe Funds earn investment returns by investing in a diversified portfolio of debt securities issued by small and medium sized European insurance companies that have limited access to capital markets. CCFESA earns investment advisor regular fees and investment advisor performance fees depending on the level of returns achieved. We have not made an investment, nor do we expect to make any investment, in the PriDe Funds. In addition, we provide investment management services to a number of separately managed accounts. Part of our European CDO team has transitioned to providing investment management or advisory services primarily to European family offices, high net worth individuals, and asset managers. The investment focus is on CDO and CLO notes and debt instruments where the investment managers have relevant expertise. For these services, we are paid gross annual base management or advisory fees of approximately 1.5% plus a gross annual performance fee of 20% of cash-on-cash returns in excess of an 8% hurdle. There is also an early redemption fee if any of the clients were to terminate their arrangement within the first five years of the relationship. AUM of the PriDe Funds and other managed accounts was $813.0 million as of December 31, 2022.

U.S. Insurance JV. In May 2018, we committed to invest up to $3.0 million in a newly formed joint venture (the “U.S. Insurance JV”) with an outside investor that committed to invest approximately $63.0 million of equity in the U.S. Insurance JV.  The U.S. Insurance JV was formed for the purposes of investing in debt issued by small and medium sized U.S. and Bermuda insurance and reinsurance companies and is managed by DCM. We were required to invest 4.5% of the total equity of the U.S. Insurance JV with an absolute limit of $3.0 million. The U.S. Insurance JV has a $250 million credit agreement for leverage to grow its assets. As of December 31, 2022, the NAV of the U.S. Insurance JV was $139.6 million, we had fulfilled our investment commitment, and our investment in the U.S. Insurance JV was valued at $3.5 million. In addition, the insurance company debt that will be funded by the U.S. Insurance JV may be originated by us and there may be origination fees earned in connection with such transactions. We also earn management fees as manager of the U.S. Insurance JV. We are entitled to a quarterly base management fee, an annual incentive fee (if certain return hurdles are met), and an additional incentive fee upon the liquidation of the portfolio (if certain return hurdles are met).

SPAC Fund. In 2018, we invested in and became the investment manager and general partner of a newly formed Delaware limited partnership and the investment manager for a Cayman Islands exempted company that are feeder funds into a separate Cayman Islands exempted company that serves as the primary investment vehicle (the “SPAC Fund”).  The SPAC Fund was created for the purpose of investing primarily in the equity interests of SPACs and, in certain circumstances, SPAC sponsor entities including SPACs sponsored by us, our affiliates, and third parties. As of December 31, 2022, our investment in the SPAC Fund was valued at $0.5 million. CCFM is the manager of the SPAC Fund and is entitled to a quarterly base management fee based on a percentage of the NAV of the SPAC Fund and the general partner of the SPAC fund is entitled to an annual incentive allocation based on the actual returns earned by the general partner of the SPAC Fund. We consolidate the general partner of the SPAC Fund and own 1/3 of the equity of the general partner of the SPAC Fund. As of December 31, 2022, the NAV of the SPAC Fund was $80.9 million.

SPAC Series Funds. As a complement to the SPAC Fund, we established and became the managing member and investment manager to two newly formed umbrella limited liability companies (the “SPAC Series Funds”) that issue a separate series for each investment portfolio, which typically consists of investments in the sponsor entities of individual SPACs. The investing activity of the SPAC Series Funds includes purchasing interests in the placement units of certain SPAC sponsor entities that, in addition to placement units, entitle the SPAC Series Funds to certain amounts of founder shares, for a nominal purchase price. The number of founder shares allocated to the SPAC Series Funds are not finally determined until the related business combination (if any) is completed by the applicable SPAC. The amount of founder shares allocable to each SPAC Series Fund is subject to change for two main reasons. First, if a business combination is not completed by the applicable SPAC within the allowed timeframe, the SPAC Series Funds will forfeit all the founder shares allocated to them for that particular SPAC. Second, even if a business combination by the applicable SPAC is completed, the economic terms of the combination are subject to negotiation between the target company and that SPAC. In many cases, the total amount of founder shares to which the sponsor entities are entitled will be reduced as part of these negotiations. In these cases, any allocation to the SPAC Series Funds will also be reduced. Although we do not charge a management fee for most of the SPAC Series Funds, nor do we earn a performance fee from most of the SPAC Series Funds, we and certain of our employees receive a portion of the allocations of founder shares, for a nominal purchase price, from the SPAC sponsor entities in which the SPAC Series Funds invest. As of December 31, 2022, the SPAC Series Funds had issued limited liability company interests and invested in 43 SPAC sponsor entities, and the aggregated total net asset carrying value of the remaining SPAC Series Funds was $47.5 million. As of December 31, 2022, our investment in the SPAC Series Funds was carried at $2.4 million. As of December 31, 2022, in our capacity as the asset manager of the SPAC Series Funds, we had received and still hold an allocation of 9.3 million founder shares, for a nominal purchase price, from 22 different SPAC sponsor entities. These allocations will be worthless if the underlying SPACs fail to complete their business combination and liquidate. Furthermore, even if a business combination is completed, the founder shares allocable to us may be adjusted significantly downward based on final negotiation with the business combination counterparty. See below description of our Principal Investments as of December 31, 2022.

CDOs. As of December 31, 2022, we managed five Alesco CDOs and two Dekania Europe CDOs, which were initially securitized during 2004 to 2007. A CDO is a form of secured borrowing secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes secured by the assets. In the event of a default, the lender will have recourse only to the assets securing the loan. These structures can hold different types of securities, but as of December 31, 2022, our only remaining CDOs under management were backed by U.S. and European bank and insurance TruPS and subordinated debt. In general, our Alesco and Dekania Europe deals have the following terms. We receive senior and subordinate management fees. We can be removed as manager without cause if 66.7% of the rated note holders voting separately by class and 66.7% of the equity holders vote to remove us, or if 75% of the most senior note holders vote to remove us when certain over-collateralization ratios fall below 100%. We can be removed as manager for cause if a majority of the controlling class of note holders or a majority of equity holders vote to remove us. “Cause” includes unremedied violations of the collateral management agreement or indenture, defaults attributable to certain actions of the manager, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution. There was a non-call period for the equity holders, which ranged from three to six years. Once this non-call period expires, a majority of the equity holders can trigger an optional redemption as long as the liquidation of the collateral generates sufficient proceeds to pay all principal and accrued interest on the rated notes and all expenses. In ten years after the closing, an auction call will be triggered if the rated notes have not been redeemed in full. In an auction call redemption, an appointee will conduct an auction of the collateral, which will only be executed if the highest bid results in sufficient proceeds to pay all principal and accrued interest on the rated notes and all expenses. If the auction is not successfully completed, all residual interest that would normally be distributed to equity holders will be sequentially applied to reduce the principal of the rated notes. Any failure of an over-collateralization coverage test redirects interest to paying down notes until compliance is restored. The securities mature up to 30 years from closing. An event of default will occur if certain over-collateralization ratios drop below 100%. While an event of default exists, a majority of the senior note holders can declare the principal and accrued and unpaid interest immediately due and payable. All of the Alesco and Dekania Europe CDOs that we manage have reached their auction call redemption features, which means the portfolio of collateral for each CDO is subject to an auction on either a quarterly or bi-annual basis. If an auction is successful, the management contract related to such CDO will be terminated in connection with the liquidation of the CDO and we will lose the related management fees.

CREO JV. In September 2021, we committed to invest up to $15.0 million of equity into a newly formed joint venture (the “CREO JV”) with an outside investor that committed to invest approximately $435.0 million of equity into the CREO JV. We are required to invest 7.5% of the total equity of the CREO JV with a maximum investment of $15.0 million. As of December 31, 2022, the NAV of the CREO JV was $87.8 million, we had invested $6.5 million of our $15.0 million investment commitment, and our investment in the CREO JV was valued at $6.6 million. The CREO JV is managed by us. The CREO JV was formed for the purposes of investing in primarily multi-family commercial real estate mortgage-backed loans and below-investment-grade rated tranches in CRE CLOs collateralized by mostly transitional commercial real estate mortgage-backed loans. “CRE CLO” means any pooling of commercial real estate mortgage-backed loans into a collateralized loan obligation. The commercial real estate loans that are funded by the CREO JV may be originated by us and we may earn origination fees in connection with such transactions. In addition, we may earn structuring fees in connection with structuring and consummating a CRE CLO consisting of a pooling of commercial real estate loans. Any origination fees or structuring fees earned by us will be in our Capital Markets segment. We will also earn management fees as manager of any CRE CLOs based on the value of the assets consolidated into a CRE CLO (calculated in accordance with the terms of such CRE CLO), payable from the proceeds generated by and in accordance with the distribution waterfall of such CRE CLO. The CREO JV has a repurchase facility to finance its assets until they can be securitized into CRE CLOs. Through December 31, 2022, we had not yet structured or consummated a CRE CLO and, accordingly, had not earned any management fees as manager have been earned yet.

In addition, we have historically received revenue shares from certain asset management businesses that we initially sponsored or owned, and subsequently sold or spun-off. A description of our only remaining asset management revenue share as of December 31, 2022 is set forth below.

Infrastructure Finance Business. On March 12, 2012, we entered into an agreement with unrelated third parties whereby we agreed to assist in the establishment of an international infrastructure finance business (“IIFC”). As consideration for our assistance in establishing IIFC, we received 8.0% of certain revenues of the manager of IIFC through October 31, 2021, and effective November 1, 2021, we receive 7.35% of certain revenues of the manager of IIFC. The IIFC revenue share arrangement expires when we have earned a cumulative $20 million in revenue share payments or with the dissolution of IIFC’s management company.  Also, in any particular year, the revenue share earned by us cannot exceed $2.0 million.  In 2022, we earned $0.7 million from the IIFC revenue share. From inception through 2022, we have earned $4.5 million.

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

A SPAC is a shell corporation formed for the sole purpose of raising investment capital through an initial public offering (“IPO”), which is then used to acquire or merge with one or more unspecified businesses to be identified after the IPO. SPACs are formed and sponsored by experienced business executives who are confident that their reputation and experience will help them identify a profitable company to acquire or with which to merge. The sponsors of the applicable SPAC generally provide the starting capital for that SPAC and such sponsors stand to benefit from a sizeable stake in the post business combination acquired or merged company (assuming a business combination is consummated by the SPAC which they sponsor). The capital raised in the SPAC’s IPO is placed in an interest-bearing trust account and cannot be disbursed except to complete a business combination or to return the money to investors (if the SPAC does not complete a business combination within the required time period and must be liquidated.) A SPAC generally has approximately two years to complete a deal. In return for the capital invested by investors in the SPAC IPO, investors typically receive units in the SPAC, with each unit often comprising a share of common stock and a warrant (or fraction thereof) to purchase more stock at a later date. The purchase price per unit of the securities is typically $10.00. After a SPAC’s IPO, the pre-IPO units of the SPAC become separable into shares of common stock and warrants. The purpose of the warrant is to provide investors with additional compensation for investing in the SPAC. The warrants generally become exercisable either 30 days after the completion of a business combination or twelve months after the IPO. The fair market value of the target company must be at least 80% (but generally much more) of the SPAC’s trust assets. Upon successful completion of a business combination, the sponsors will profit from their stake in the post-business combination acquired or merged company, while the investors receive an equity interest according to their respective investment amounts The founders of the SPAC generally purchase founder shares at the initiation of the SPAC, paying nominal consideration for the number of shares that, based on recent transactions, results in or around a 20% to 25% ownership stake in the outstanding shares after the completion of the IPO.

Since 2018, we have sponsored three SPACs. Our first sponsored SPAC, Insurance Acquisition Corp. (“Insurance SPAC”), completed its $150.7 million IPO in March 2019, entered into a merger agreement in June 2020, and completed its business combination in October 2020 with Shift Technologies, Inc. (“Shift”), a car-buying e-commerce platform. When the merger closed on October 13, 2020, Insurance SPAC changed its name to “Shift Technologies, Inc.” and, on October 15, 2020, its trading symbol on the NASDAQ Capital Market (“NASDAQ”) changed from “INSU” to “SFT.”  Our second sponsored SPAC, INSU Acquisition Corp. II (“Insurance SPAC II”), completed its $250 million IPO in September 2020 and entered into a merger agreement in November 2020 with Metromile, Inc., a digital insurance platform and pay-by-mile auto insurer (“MetroMile”), which closed on February 9, 2021. When the merger closed, Insurance SPAC II changed its name to Metromile, Inc. and on February 10, 2021, its trading symbol on NASDAQ changed from “INAQ” to “MILE.” Subsequently, MetroMile was acquired by Lemonade, Inc. (NASDAQ:LMND) (“Lemonade”). Our third sponsored SPAC, INSU Acquisition Corp. III (“Insurance SPAC III”), completed its $218 million IPO in December 2020 and was liquidated in December 2022 without completing a business combination within the required timeframe. See note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

Subject to changes in the overall SPAC market, which are evolving rapidly, we may continue to grow our SPAC franchise and capitalize on opportunities in the space. In addition to our sponsored SPACs, we receive founder shares and purchase placement units and IPO units in various SPACs sponsored by third parties and affiliates, through our SPAC Fund, our SPAC Series Funds, and our Principal Investing portfolio. The amount of founder shares allocated to us are not finally determined until the related business combination is completed. The amount of founder shares allocable to us are subject to change for two main reasons. First, if a business combination is not completed by the applicable SPAC within the allowed time frame, we will forfeit all the founder shares allocated to us for that particular SPAC. Second, even if a business combination is completed by the applicable SPAC, the economic terms of the combination are subject to negotiation between the target company and that SPAC. In many cases, the total amount of founder shares to which the sponsor entities are entitled to will be reduced as part of these negotiations. In these cases, any allocation of founder shares to us will also be reduced.

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

As of December 31, 2022, our Principal Investing portfolio included other investments, at fair value, which were valued at $28.0 million, and investments in equity method affiliates, which were carried at $8.9 million. A description of our Principal Investments as of December 31, 2022 is set forth below.

		Other Investments,	Investments in Equity
Investment	Ticker	at fair value	Method Affiliates
Sponsored SPACs:
Post-Business Combination
Lemonade, Inc.	LMND	$561	$-
Shift Technologies, Inc.	SFT	245	-
		806	-
Non-Sponsored SPACs:
Post-Business Combination
Alpha Tau Medical Ltd.	DRTS	-	379
Archer Aviation, Inc.	ACHR	7	-
Blacksky Technologies, Inc.	BKSY	28	-
FOXO Technologies, Inc.	FOXO	109	-
Heliogen, Inc.	HLGN	353	-
MoneyLion, Inc.	ML	25	-
Parella Weinberg Partners	PWP	232	121
Payoneer Global, Inc.	PAYO	1,633	-
REE Automotive Ltd.	REE	296	-
Rubicon Technologies, Inc.	RBT	4,424	-
Rumble Inc.	RUM	23	-
Wejo Group, Ltd.	WEJO	175	-
		7,305	500
Pre-Business Combination
Various		1,061	-

Other Investments:
CREO JV		6,568	-
U.S. Insurance JV		3,459	-
Dutch Real Estate		-	5,530
SPAC Fund		527	-
SPAC Series Funds		-	2,336
Stoa USA Inc. / FlipOs		6,693	-
Other Investments		1,603	563
		18,850	8,429

Total Principal Investing Portfolio		$28,022	$8,929

Investment in Sponsored SPACs, Post-Business Combination. As of December 31, 2022, our investment in the post-business combination public equities of Shift and Lemonade was valued at $0.8 million, which was included as a component of other investments, at fair value in our consolidated balance sheet. Our investment in Shift is the result of our sponsorship of Insurance SPAC and our investment in Lemonade is the result of our sponsorship of Insurance SPAC II. Certain of the shares are subject to restrictions on transfer until certain threshold trading prices are met. See notes 4 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

Investment in Non-Sponsored SPACs, Post-Business Combination. An investment in non-sponsored SPACs, post-business combination is classified as other investments, at fair value after we receive our allocation of the post-business combination publicly traded company shares. During the period between a closing of the business combination and receiving our allocation of shares in the post-business combination publicly traded company, an investment in non-sponsored SPACs, post-business combination is classified as an investment in equity method affiliates, representing an investment in the sponsor of the SPAC, entitling us to an eventual allocation of post-business combination public company shares. As of December 31, 2022, our investment in the public equity of non-sponsored SPACs, post-business combination was valued at $7.3 million as a component of other investments, at fair value and our investment in the sponsors entitling us to public equity of non-sponsored SPACs, post-business combination had a carrying value of $0.5 million as a component of investment in equity method affiliates. These investments are primarily a result of allocations of founder shares to us and certain of our employees, for a nominal purchase price, from the SPAC sponsor entities in which the SPAC Series Funds invest. Certain of the shares are subject to restrictions on transfer until threshold trading prices are met. See notes 4 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

Investment in Non-Sponsored SPACs, Pre-Business Combination. An investment in non-sponsored SPACs, pre-business combination is classified as other investments, at fair value if we purchase shares of publicly traded SPACs directly in the open market. An investment in non-sponsored SPACs, pre-business combination is classified as an investment in equity method affiliates if the investment is in the sponsor of a SPAC and entitles us to an eventual allocation of public company shares from a SPAC sponsor, if a SPAC successfully completes a business combination. As of December 31, 2022, our investment in the public equity of non-sponsored SPACs, pre-business combination was valued at $1.1 million as a component of other investments, at fair value, which represents investment in the public equity of five non-sponsored SPACs, pre-business combination. Two of these equity positions, valued at a nominal amount, are in SPACs sponsored by related parties – see notes 4 and 31 to our consolidated financial statements included in this Annual Report on Form 10-K. All five of these publicly traded SPACs have completed an IPO but have not yet consummated a business combination, and none have signed a merger agreement with a potential business combination target.

Investment in CREO JV. In September 2021, we co-established and committed to invest up to $15.0 million in CREO JV. As of December 31, 2022, we had invested $6.5 million of our $15.0 million investment commitment, our investment in CREO JV was valued at $6.6 million, which was included as a component of other investments, at fair value in our consolidated balance sheet, and the NAV of the CREO JV was $87.8 million.

Investment in U.S. Insurance JV. During 2018, we co-established and committed to invest up to $3.0 million in the U.S. Insurance JV. As of December 31, 2022, we had fulfilled our investment commitment, our investment in the U.S. Insurance JV was valued at $3.5 million, which was included as a component of other investments, at fair value in our consolidated balance sheet, and the NAV of the U.S. Insurance JV was $139.6 million.

Investment in Dutch Real Estate. In December 2019, we acquired a 45% interest in CK Capital Partners B.V. (“CK Capital”), a private company incorporated in the Netherlands, which provides asset and investment advisory services relating to real estate holdings, as well as a 10% interest in a related real estate holding company. In December 2021, we invested an additional $2.4 million in the related real estate holding company. As of December 31, 2022, our investment in these Dutch real estate entities was carried at $5.5 million, $0.4 million in CK Capital and $5.1 million in the real estate holding company, which was included as a component of investment in equity method affiliates in our consolidated balance sheet.

Investment in the SPAC Fund. In August 2018, we established and invested $0.6 million in the SPAC Fund. As of December 31, 2022, our investment in the SPAC Fund was valued at $0.5 million, which was included as a component of other investments, at fair value in our consolidated balance sheet, and the NAV of the SPAC Fund was $80.9 million.

Investment in the SPAC Series Funds. In 2020, as a complement to the SPAC Fund, we established and became the managing member and investment manager to the SPAC Series Funds that issue a separate series for each investment portfolio, which typically consists of investments in the sponsor entities of individual SPACs. As of December 31, 2022, our investment in the SPAC Series Funds was carried at $2.4 million, which was included as a component of investment in equity method affiliates in our consolidated balance sheet.

Investment in Stoa USA Inc. / FlipOs. During 2021 and 2022, we invested an aggregate of $0.7 million in Stoa USA Inc., a property technology company dedicated to closing the housing gap in America. Its software platform, FlipOs, enables real estate investors to purchase, renovate, and sell homes faster and more efficiently. As of December 31, 2022, our investment in Stoa USA Inc. / FlipOs was valued at $6.7 million, which was included as a component of other investments, at fair value in our consolidated balance sheet.

Investment in Other Securities. We have invested in various original issuance securities that we have originated and certain other securities that we have not originated including private equity, public equity, and real estate loans. As of December 31, 2022, our investments in these other securities were valued at $1.6 million, which was included as a component of other investments, at fair value, and $0.6 million, which was included as a component of investment in equity method affiliates, in our consolidated balance sheet.

Employees

As of December 31, 2022, we employed a total of 121 full time professionals and support staff. This number includes 65 employees of our JVB subsidiary, 9 employees of our CRE Opportunities group, 13 employees of our Principal Investing business segment, 15 employees of our U.S. Asset Management business segment, 6 employees of our European Asset Management business segment, and 13 employees of our support services group. We consider our employee relations to be good and believe that our compensation and employee benefits are competitive with those offered by other financial services firms that we compete with for personnel. None of our employees is subject to any collective bargaining agreements. Our core asset is our professionals, their intellectual capital, and their dedication to providing the highest quality services to our clients. Prior to joining us, members of our management team held positions with other leading financial services firms, accounting firms, law firms, investment firms, or other public companies. Lester R. Brafman, Daniel G. Cohen, and Joseph W. Pooler, Jr. are our executive operating officers, and biographical information relating to each of these officers is incorporated by reference in “Part III — Item 10 — Directors, Executive Officers and Corporate Governance” to the Company’s Proxy Statement, to be filed in connection with the Company’s 2022 Annual Meeting of Stockholders.

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

Competition is intense for the recruitment and retention of experienced and qualified professionals. The success of our business and our ability to continue to compete effectively will depend significantly upon our continued ability to retain and motivate our existing professionals and attract new professionals. We compete, among other factors, on the level and nature of compensation and long-term incentives, workplace culture and opportunities for professional and personal development for our employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees, in each case, at appropriate compensation levels. See “Item 1A — Risk Factors."

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

As of December 31, 2022, our regulated subsidiaries include: JVB, a registered broker-dealer regulated by FINRA and subject to oversight by the U.S. Securities and Exchange Commission (the “SEC”); CCFESA, a French company regulated by the French Prudential Supervision and Resolution Authority (Autorité de Contrôle Prudentiel et de Résolution, the “ACPR”); and CCFM and DCM, each of which is a registered investment adviser regulated by the SEC under the Investment Advisers Act. Since our inception, our businesses have been operated within a legal and regulatory framework that is constantly developing and changing, requiring us to be able to monitor and comply with a broad range of legal and regulatory developments that affect our activities.

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

U.S. Regulation. As of December 31, 2022, JVB was registered as a broker-dealer with the SEC and was a member of and regulated by FINRA. JVB is subject to the regulations of FINRA and industry standards of practice that cover many aspects of its business, including initial licensing requirements, sales and trading practices, relationships with customers (including the handling of cash and margin accounts), capital structure, capital requirements, record-keeping and reporting procedures, experience and training requirements for certain employees, and supervision of the conduct of affiliated persons, including directors, officers, and employees. FINRA has the power to expel, fine, and otherwise discipline member firms and their employees for violations of these rules and regulations. JVB is also registered as a broker-dealer in certain states, requiring us to comply with the laws, rules, and regulations of each state in which JVB is registered. Each state may revoke the registration to conduct a securities business in that state and may fine or otherwise discipline broker-dealers and their employees for failure to comply with such state’s laws, rules, and regulations.

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

In June 2018, in response to the uncertainty surrounding Brexit, we created a new subsidiary, Cohen & Company Financial (Europe) Limited (“CCFEL”) in Ireland, for the purpose of seeking to become regulated to perform asset management and capital markets activities in Ireland and the European Union. In April 2019, CCFEL received authorization from the CBI under the European Union (Markets in Financial Instruments) Regulations 2017 to provide Financial Instruments.  The services for which CCFEL received authorization include the receipt and transmission of orders in relation to Financial Instruments, the execution of orders on behalf of clients, portfolio management, investment advice and investment research, and financial analysis.  In addition, CCFEL applied for approval of a French branch, which approval was granted by the CBI and the branch was authorized by the French regulators in April 2019.  Following authorization of the French Branch of CCFEL, various contracts originally entered into by Cohen & Company Financial Limited (“CCFL”), formerly regulated by the Financial Conduct Authority in the United Kingdom, were novated to the French Branch of CCFEL. The novation of contracts was completed on July 1, 2019. In order to finalize our Brexit plans and to increase the efficiency of our activity in Europe (and as all the regulated activity of CCFEL was carried out by its French branch), we later created a new subsidiary, CCFESA, in France, for the purpose of taking over our regulated European activities under one regulated entity. In October 2021, CCFESA received authorization from the ACPR to act as Investment Firm under the European Union (Markets in Financial Instruments) Regulations 2017 to provide Financial Instruments.  The services for which CCFESA received authorization include the receipt and transmission of orders in relation to Financial Instruments, the execution of orders on behalf of clients, portfolio management, investment advice and investment research, and financial analysis. Following authorization of CCFESA, various contracts originally entered into by CCFL and CCFEL were novated to CCFESA. The novation of contracts was completed on November 1, 2021. Further to such novation, both CCFL and CCFEL have stopped carrying out any regulated activity and are in the process of liquidating.

French Regulation. Our French subsidiary, Cohen & Company Financial (Europe) S.A. (“CCFESA”) is an investment services provider authorized and regulated by the French Prudential Supervision and Resolution Authority (Autorité de Contrôle Prudentiel et de Résolution, the “ACPR”). CCFESA is subject to the ACPR’s rules and guidance, but also to the rules of the French Financial Markets Authority (Autorité des Marchés Financiers, the “AMF”) and the relevant provisions of the French Monetary and Financial Code and the AMF’s general regulations. CCFESA’s license by the ACPR covers the following activities: (1) order reception and transmission for third parties; (2) order execution for third parties; (3) investment advice; and (4) portfolio management for third parties; it can also carry out research and financial analysis.  An overview of key aspects of France’s regulatory regime, which apply to CCFESA, is set out below.

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

In addition to the general sanctions regime as described above, a specific regime is provided for breaches of the provisions of the Capital Requirement (CRR) Regulation and the Capital Requirement Directive IV (CRD), which establish in particular the capital and liquidity requirements, as well as the rules of governance to which investment firms are subject.

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

Available Information

On our internet website address at www.cohenandcompany.com. we make available, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such information with, or furnish such information to, the SEC.  Copies of such reports and other information are also available at no charge to any person who requests them at Cohen & Company, Attention: Investor Relations, 2929 Arch Street, 17th Floor, Philadelphia, PA 19104-2870 (Telephone: (215) 701-8952).

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
●

Our strategic relationship with Cohen Circle, LLC ("Cohen Circle"), formerly Fintech Masala, LLC could result in conflicts of interest and a termination of such relationship could result in losses to our business.

●	Our management may allocate some portion of their time to the business of the SPAC, which may create conflicts of interest.
●	Any agreement to indemnify a SPAC against certain claims could negatively affect our financial results.
●	We may make future loans to SPACs which may not be repaid.
●	If our risk management systems for our businesses are ineffective, we may be exposed to material unanticipated losses.
●	Failures in our information and communications systems could significantly disrupt our business.
●	We may not be able to keep pace with continuing changes in technology.
●	Failure to protect client data or prevent breaches of our information systems could expose us to liability/reputational damage.
●	We are largely dependent on Pershing LLC to provide clearing services and margin financing.
●	Our substantial level of indebtedness could adversely affect our financial health and ability to compete.
●	Changes in accounting interpretations or assumptions could adversely impact our financial statements.
●	Any change of our investment strategy, hedging strategy, asset allocation and operational policies may result in riskier investments and adversely affect the market value of our Common Stock.
●	Maintenance of our Investment Company Act exemption imposes limits on our operations.
●	The soundness of other financial institutions and intermediaries affects us.

●	We operate in a highly regulated industry and may face increasing restrictions on, and examination of, the conduct of our operations.
●	Substantial legal liability or significant regulatory action could materially affect our business.
●	Highly competitive markets could have a material effect on our business.
●	Employee misconduct or error could harm our business.
●	We operate in a highly regulated industry and may face increasing restrictions on, and examination of, the conduct of our operations.
●	Substantial legal liability or significant regulatory action could materially affect our business.
●	Highly competitive markets could have a material adverse effect on our business.
●	Employee misconduct or error could harm our business.

Risks Related to Our Organizational Structure and Ownership of Our Common Stock:

●	We are dependent on distributions from the Operating LLC as a holding company.
●	Daniel G. Cohen’s significant ownership interests in the Operating LLC and other entities could create conflicts of interest.
●	As a “controlled company,” our other stockholders may lose certain corporate governance protections.
●	Redemptions of our outstanding LLC Units may cause substantial dilution to our existing stockholders.
●	We may not fully realize our deferred tax asset.
●	The Maryland General Corporation Law and our charter and bylaws may prevent potentially beneficial takeover attempts.

Risks Related to General and Global Factors:

●	The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and is expected to continue to impact our business, financial condition and results of operations.
●	We may incur losses as a result of unforeseen events, including further spread of the COVID-19 pandemic, cybersecurity incidents and events, terrorist attacks, climate-related incidents, or other natural disasters.
●	We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.
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

Global economic conditions and global financial markets remain vulnerable to the potential risks posed by certain events, which could include, among other things, level and volatility of interest rates, economic growth or its sustainability, unforeseen changes to gross domestic product, inflation, fluctuations or other changes in both debt and equity capital markets and currencies, political and financial uncertainty in the United States and the European Union, ongoing concern about Asia’s economies, global supply disruptions, complications involving terrorism and armed conflicts around the world (including the conflict between Russia and Ukraine), or other challenges to global trade or travel, such as those that have occurred due to the COVID-19 pandemic. More generally, because our business is closely correlated to the general economic outlook, a significant deterioration in that outlook or realization of certain events would likely have an immediate and significant negative impact on our business and overall results of operations.

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

The credit markets in the U.S. experienced significant disruption and volatility from mid-2007 through early 2009, and challenging conditions have continued since that time. Although financial markets have become more stable, there remains a certain degree of uncertainty about a global economic recovery. Available liquidity also declined precipitously during the credit crisis and remains significantly depressed. The disruption in these markets generally, and in the U.S. and European markets in particular, impacted and may continue to impact our business. We have exposure to these markets and products, and if market conditions continue to worsen, the fair value of our investments and our management fees could further deteriorate. In addition, market volatility, illiquid market conditions and disruptions in the global credit markets have made it extremely difficult to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities, and when such securities are sold, it may be at a price materially lower than the current fair value. Any of these factors could require us to take further write downs in the fair value of our investment portfolio or cause our management fees to decline, which may have an adverse effect on our results of operations in future periods.

We have incurred losses for certain periods covered by this report and in the recent past and may incur losses in the future.

The Company recorded net loss of $58.7 million for the year ended December 31, 2022. We may incur additional losses in future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate our business.

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

Liquidity is essential to our businesses. We depend upon the availability of adequate funding and capital for our operations. In particular, we may need to raise additional capital in order to significantly grow our business. In recent years, we have engaged in a number of capital raising transactions with Daniel G. Cohen, the Executive Chairman of the Board, and/or persons or entities controlled by or close to Mr. Cohen because the terms of such transactions have been more favorable than terms available from unrelated third parties.  Our liquidity could be substantially adversely affected by our inability to raise funding in the long-term or short-term debt capital markets or the equity capital markets or our inability to access the secured lending markets. Factors that we cannot control, such as continued or additional disruption of the financial markets, or negative views about the financial services industry generally, have limited and may continue to limit our ability to raise capital. In addition, our ability to raise capital could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects or if Mr. Cohen becomes unwilling to continue to fund the Company’s operations. Lenders could develop negative perceptions if we incur large trading losses, we suffer a decline in the level of our business activity, we suffer material litigation losses, regulatory authorities take significant action against us, or we discover significant employee misconduct or illegal activity, among other reasons. Sufficient funding or capital may not be available to us in the future on terms that are acceptable, or at all. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment and trading portfolios, in order to meet our maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and cash flows.  If we are unable to meet our funding needs on a timely basis, our business would be adversely affected and there may be a negative impact on the market price of our Common Stock.

Our investments in the equity interests of SPACs and SPAC Sponsor Entities may expose us to increased risks and liabilities.

We have and may continue to invest in the equity interests of SPACs and SPAC sponsor entities, including SPACs sponsored by us, our affiliates, and third parties. There are numerous risks associated with investing in the equity interests of SPACs and SPAC sponsor entities, including: (i) because a SPAC is raised without a specifically-identified acquisition target, it may never, or only after an extended period of time, be able to find and execute a suitable business combination, during which period the capital which we have invested in or committed to the SPAC will not be available to us for other uses; (ii) investments made by us in a SPAC and SPAC sponsor entities may be entirely lost or otherwise decline in value if the SPAC does not timely execute a business combination; (iii) SPACs typically invest in single assets and not diversified portfolios, and investments therein are therefore subject to significant concentration risk; (iv) SPACs incur substantial fees, costs and expenses related to their initial public offerings, being a public company and in connection with pursuing a business combination (in some cases, regardless of whether, or when, the SPAC ultimately consummates a business transaction); and (v) there remains substantial uncertainty regarding the viability of SPAC investing on a large scale, the supply of desirable transactions and whether regulatory, tax or other authorities will implement additional or adverse policies relating to SPACs and SPAC investing. We expect regulatory scrutiny of SPACs and other blank check companies to continue to increase and the regulations regarding SPACs may change. Our investments in the equity interests of SPACs and SPAC sponsor entities may also subject us to the risk of litigation by third parties, including fund investors dissatisfied with the performance or management of SPAC Funds, public investors in SPACs and a variety of other potential litigants. Any losses relating to these developments could adversely impact our business, results of operations and financial condition, as well as harm our professional reputation.

Our investments in SPAC Sponsor Entities are highly speculative, subject to total loss, and completely illiquid prior to business combination.

           The Company has invested in the sponsor entities of SPACs and these investments are highly speculative.  Generally, SPAC sponsor entities are LLC’s that pool their members’ interests and invest in the private placement of a SPAC.  The SPAC will also raise funds in a public offering and seek to complete a business combination within an agreed upon timeframe.  The SPAC will use the proceeds of the private placement to pay transaction and operating expenses during the period it is seeking a business combination.  The proceeds of the public offering are placed in an interest-bearing trust and can only be used to complete the business combination.  Typically, the public investors must approve any business combination prior to its effectiveness.  If a business combination is not completed within the agreed upon timeframe, the SPAC will liquidate and return the funds to the public investors.  If there are funds remaining after liquidation, the sponsor entities may receive some portion of their investment back, but will likely suffer a total loss of investment.  Accordingly, our investments in SPAC sponsor entities is subject to a total loss of our investment and such losses may adversely affect our business, financial condition and results of operations.

During the period prior to the distribution of our interests in the SPAC sponsor entity, the Company includes its investment as a component of investment in equity method affiliates.  As of December 31, 2022, of the Company’s $8.9 million balance of investment in equity method affiliates, $3.4 million represents direct or indirect investments in SPAC sponsor entities.  These investments are subject to transfer restrictions (as described in greater detail below), are completely illiquid and could be worthless if the underlying sponsor entities liquidate without completing a business combination.

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

As of December 31, 2022, of our $28.0 million reported as other investments, at fair value, $3.1 million represented restricted shares of post-business combination SPACs that were subject to transfer restrictions and could not be sold.  If these securities do not trade at the applicable per share price levels for the requisite periods of time and, in turn, the transfer restrictions thereon are never lifted, we could suffer significant losses and these securities could be rendered illiquid and even worthless, which could result in significant harm to our business and results of operations.

Our strategic relationship with Cohen Circle, LLC (“Cohen Circle”) could terminate, which could adversely affect the growth and viability of our SPAC franchise, which, in turn would negatively affect our results of our operations, and our strategic relationship with Cohen Circle could also result in conflicts of interest which could negatively affect our SPAC franchise and our business.

Cohen Circle, an entity of which Daniel G. Cohen and his mother, Betsy Cohen, are members, is a fintech investing platform and the sponsor of third party SPACs.  We have entered into consulting agreements with Cohen Circle pursuant to which Betsy Cohen and other Cohen Circle representatives have provided and will continue to provide consulting services to us regarding our SPAC franchise and the SPAC entities of which we are sponsors.  We anticipate that we will continue to enter into consulting arrangements with Cohen Circle in connection with the SPACs which we sponsor in the future.  In the event that our strategic relationship with Cohen Circle is terminated, the loss of the services of Cohen Circle’s personnel could significantly impair our SPAC franchise's ability to continue to succeed, which could hinder our ability to achieve and sustain profitability.

In addition, certain of our employees also provide consulting and other SPAC-related services to Cohen Circle pursuant to contractual arrangements with the SPACs of which Cohen Circle is a sponsor.  Pursuant to these contractual relationships, our employees may be incentivized to identify and consummate potential SPAC business combinations on behalf of Cohen Circle rather than for us.  Further, these contractual relationships could result in our competing with Cohen Circle for potential SPAC business combination targets and other opportunities.  All of the foregoing could result in lost opportunities for our SPAC franchise, which could have negative impacts on our SPAC franchise and business as a whole.

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

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. As of December 31, 2022, we had $28.0 million in other investments, at fair value.

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

We currently have $48,125 of par value debt which incurs interest based on the London interbank offered rate (“LIBOR”). The U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it will cease publication of the most commonly used U.S. dollar LIBOR tenors after June 30, 2023, though the less commonly used tenors ceased publication after December 31, 2021.  U.S. federal banking agencies have issued guidance to strongly encourage institutions to cease entering into contracts that reference LIBOR by December 31, 2021.  Central banks and regulators in the U.S. and other jurisdictions are working to implement the transition to suitable replacements for LIBOR. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has recommended replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated based on short-term repurchase agreements, backed by Treasury securities. Although there have been a number of issuances utilizing different variants of SOFR, or the Sterling Over Night Index Average, an alternative reference rate that is used for transactions based on Pounds Sterling,  many existing loans based on LIBOR remain to be transitioned to a replacement rate, and market participants are still working to develop workable transition mechanisms, including coordination with related hedging arrangements. As such, it is not possible to predict all potential effects of these changes on U.S. and global credit markets.

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

We have been working to grow our asset management business and we compete as an investment manager for both fund investors and investment opportunities. The investment management business is highly fragmented, with our competitors consisting primarily of sponsors of public and private investment funds, real estate development companies, SPACs, business development companies, investment banks, commercial finance companies and operating companies acting as strategic buyers of businesses. We believe that competition for fund investors is based primarily on:

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

Daniel G. Cohen is a member of Cohen Circle, a fintech investing platform and the sponsor of third party SPACs.  Mr. Cohen’s involvement in Cohen Circle could also limit his ability to devote time to our business affairs, which may have a negative impact on our business.  In addition, Joseph Pooler, our Chief Financial Officer and Douglas Listman, our Chief Accounting Officer serve as Chief Financial Officer of certain SPACs sponsored by Cohen Circle.

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

Our broker-dealer relies on Pershing LLC to provide clearing services, as well as other operational and support functions that cannot be provided for internally. In addition, currently all of our margin financing is obtained from Pershing LLC.  As of December 31, 2022, our total margin loan payable to Pershing LLC is $135.0 million.  If our relationship with Pershing LLC is terminated, there can be no assurance that the functions and margin loan financing previously provided could be replaced on comparable economic terms.

Our substantial level of indebtedness could adversely affect our financial health and ability to compete. In addition, our failure to satisfy the financial covenants in our debt agreements could result in a default and acceleration of repayment of the indebtedness thereunder.

Our balance sheet includes approximately $52.6 million par value of recourse indebtedness. Our indebtedness could have important consequences to our stockholders. For example, our indebtedness could:

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

Under the junior subordinated notes related to the Alesco Capital Trust, we are required to maintain a total debt to capitalization ratio of less than 0.95 to 1.0. Also, because the aggregate amount of our outstanding subordinated debt exceeds 25% of our net worth, we are unable to issue any further subordinated debt.  As of December 31, 2022, we have a substantial amount of debt with variable interest rates. We may experience material increases in our interest expense as a result of increases in general interest rate levels.  In addition, our indebtedness imposes restrictions that limit our discretion with regard to certain business matters, including our ability to engage in consolidations and mergers and our ability to transfer and lease certain of our properties. Such restrictions could make it more difficult for us to expand, finance our operations and engage in other business activities that may be in our interest.  Our ability to comply with these and any other provisions of such agreements will be affected by changes in our operating and financial performance, changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default, which could cause our indebtedness to become due and payable. If the maturity of our indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. Any additional indebtedness we may incur in the future may subject us to similar or even more restrictive conditions.

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

We are a holding company that conducts our business primarily through the Operating LLC as a voting-controlled subsidiary. Whether or not we qualify under the 40% test is primarily based on whether the securities we hold in the Operating LLC are investment securities. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and other matters. Such limitations could have a material adverse effect on our business and operations. As of December 31, 2022, we are in compliance with and meet the Section 3(a)(1)(C) exclusion.

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

Our business is subject to extensive government and other regulation, and our relationship with our broker-dealer clients may subject us to increased regulatory scrutiny. These regulations are designed to protect the interests of the investing public generally rather than our stockholders and may result in limitations on our activities. Governmental and self-regulatory organizations, including the SEC, FINRA, the Commodity Futures Trading Commission and other agencies and securities exchanges such as the NYSE and NYSE American regulate the U.S. financial services industry, and regulate certain of our operations in the U.S. Some of our international operations are subject to similar regulations in their respective jurisdictions, including rules promulgated by  the ACPR which apply to our operations in France. These regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. In addition, all records of registered investment advisors and broker-dealers are subject at any time, and from time to time, to examination by the SEC. Some aspects of the business that are subject to extensive regulation and/or examination by regulatory agencies, include:

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

The SEC, FINRA, ACPR, and various other domestic and international regulatory agencies also have stringent rules and regulations with respect to the maintenance of specific levels of net capital by broker-dealers. Generally, in the U.S., a broker-dealer’s net capital is defined as its net worth, plus qualified subordinated debt, less deductions for certain types of assets. If these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, our operations that require the intensive use of capital would be limited. Also, our ability to withdraw capital from our regulated subsidiaries is subject to restrictions, which in turn could limit our ability or that of our subsidiaries to pay dividends, repay debt, make distributions and redeem or purchase shares of our Common Stock or other equity interests in our subsidiaries. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our expected levels of business, which could have a material adverse effect on our business. In addition, we may become subject to net capital requirements in other foreign jurisdictions in which we operate. While we expect to maintain levels of capital in excess of regulatory minimums, we cannot predict our future capital needs or our ability to obtain additional financing.

If we or any of our subsidiaries fail to comply with any of these laws, rules or regulations, we or such subsidiary may be subject to censure, significant fines, cease-and-desist orders, suspension of business, suspensions of personnel or other sanctions, including revocation of registrations with FINRA, withdrawal of authorizations from or revocation of registrations with international agencies to whose regulation we are subject, which would have a material adverse effect on our business. The adverse publicity arising from the imposition of sanctions against us by regulators, even if the amount of such sanctions is small, could harm our reputation and cause us to lose existing clients or fail to gain new clients.

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

During 2021 and 2022, 49,544 and 0 shares of Common Stock, respectively, were repurchased and retired by us both in accordance with our Rule 10b5-1 trading plan (the “10b5-1 Plan”). We could repurchase shares of our Common Stock at price levels considered excessive, thereby spending more cash on such repurchases then deemed reasonable and effectively retiring fewer shares than would be retired if repurchases were effected at lower prices.  Further, our future repurchases of shares of our Common Stock, if any, and the number of shares of Common Stock we may repurchase will depend upon our financial condition, results of operations and other factors deemed relevant by our board of directors. There can be no assurance that we will continue our practice of repurchasing shares of our Common Stock or that we will have the financial resources to repurchase shares of our Common Stock in the future.

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

As a holding company that does not conduct business operations in its own right, substantially all of the assets of the Company are comprised of our minority economic ownership interest in the Operating LLC. The Company’s ability to pay any dividends to our stockholders will be dependent on any distributions we receive from the Operating LLC and subject to the Operating LLC’s operating agreement (the “Operating LLC Agreement”). The amount and timing of distributions by the Operating LLC will be at the discretion of the Operating LLC’s board of managers, which is comprised of Daniel G. Cohen, our Executive Chairman and the majority owner of the Operating LLC, Lester Brafman, our Chief Executive Officer and Joseph W. Pooler, Jr., our Chief Financial Officer.

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

Daniel G. Cohen, our Executive Chairman, has significant ownership interests in the Operating LLC and competing duties to other entities (including Cohen Circle) that could create potential conflicts of interest and may result in decisions that are not in the best interests of other Cohen & Company Inc. stockholders.

As of December 31, 2022, Daniel G. Cohen, our Executive Chairman, individually and through an entity he wholly owns, Cohen Bros. Financial, LLC (“CBF”), owns 23,476,355 units of membership interests (including both unrestricted and restricted units), or 38.8% of the membership interests in the Operating LLC.  In addition, as of December 31, 2022, the DGC Trust owns 20,225,095 or 33.4% units of the membership interests in the Operating LLC.  The DGC Trust was formed by Daniel G. Cohen.  Although Daniel G. Cohen is neither a trustee nor a named beneficiary of the DGC Trust and does not have any voting or dispositive control of securities held by the trust, he may be deemed to be a beneficial owner of all securities held by the DGC Trust as a result of his ability to acquire any of the DGC Trust’s assets, including any securities held by the DGC Trust (and, in turn, the sole voting and sole dispositive power with respect to such securities), by substituting other property of an equivalent value without the approval or consent of any person, including any trustee or beneficiary of the DGC Trust.

Cohen & Company, Inc. also holds units of membership interests in the Operating LLC and has the majority voting power of the LLC through a proxy granted to it by Mr. Cohen and the DGC Trust. On September 25, 2020, the Securities Purchase Agreement (the "SPA") dated December 30, 2019, by and among the Company, the Operating LLC, Daniel Cohen, and DGC Trust and the Amended and Restated Limited Liability Company Agreement of the Operating LLC were amended to provide that the voting proxy shall be revoked in the event that Daniel G. Cohen and/or his affiliates cease to beneficially own a majority of the voting securities of the Company. See notes 21 and 31.

Additionally, as of December 31, 2022, Daniel G. Cohen owns 5.8% of our Common Stock.  Further, as of such date, Mr. Cohen could be deemed to be the beneficial owner of additional shares of our Common Stock representing 4.5%, which is owned by EBC 2013 Family Trust (“EBC”) as the result of Mr. Cohen’s position as trustee of the trust and as a result of the fact that Mr. Cohen has sole voting power with respect to all securities held by EBC.  As noted above, Daniel G. Cohen may control certain actions of the Company. As an owner of interests in the Operating LLC, Daniel G. Cohen may have interests that differ from the stockholders of the Company, including in circumstances in which there may be tax consequence to the members of the Operating LLC. Further, Daniel G. Cohen’s ownership interests in third party entities, including Cohen Circle, may result in his interests differing from the stockholders of the Company.  As a result of his ownership in both the Company, the Operating LLC and third party entities, including Cohen Circle, it is possible that Daniel G. Cohen as a shareholder of the Company could approve or reject actions based on his own interests as a stockholder that may or may not be in the best interests of the other the Company’s stockholders.

We are controlled by Daniel G. Cohen, whose interests in our business may be different than our other stockholders, and, as a “controlled company” within the meaning of the rules of NYSE American, our other stockholders will not have the same protections afforded to stockholders of companies that are subject to certain corporate governance requirements.

Mr. Cohen currently owns approximately 42.9% of the voting power of the Company as a result of his ownership of Common Stock, Series E Preferred Stock and Series F Preferred Stock.

Further, the DGC Family Fintech Trust (the “DGC Trust”), a trust formed by Mr. Cohen, owns 9,880,268 shares of our Series F Preferred Stock.  Our Series F Preferred Stock votes together with the holders of our Common Stock on all matters, entitling the holders thereof to one vote for every ten shares of Series F Preferred Stock held.  Accordingly, the shares of Series F Preferred Stock held by the DGC Trust entitle the DGC Trust to 988,027 votes on matters presented to holders of our Common Stock.  Although Daniel G. Cohen is neither a trustee nor a named beneficiary of the DGC Trust and does not have any voting or dispositive control of securities held by the DGC Trust, pursuant to the terms of the DGC Trust, Mr. Cohen has the ability to acquire any of the DGC Trust’s assets, including the 9,880,268 units of the membership interests in the Operating LLC held by the DGC Trust (at any time and without the consent of the trustees or beneficiaries of the DGC Trust) by substituting such assets with other property of equivalent value.  Accordingly, Mr. Cohen, at any time, could become the owner of the membership interests in the Operating LLC currently held by the DGC Trust and, in turn, an additional 21.9% of the voting power of the Company.

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

Your percentage ownership in the Company may be diluted in the future because of equity awards that have been, or may be, granted to our directors, officers and employees. We have adopted equity compensation plans that provide for the grant of equity-based awards, including restricted stock, stock options and other equity-based awards to our directors, officers and other employees, advisors and consultants. At December 31, 2022, we had 341,059 shares of restricted stock outstanding to employees and directors of the Company and there were 761,324 shares available for future awards under our equity compensation plans. The Operating LLC also has issued 6,541,490 units that are restricted.  Vesting of restricted stock, Operating LLC units, and stock option grants is generally contingent upon performance conditions and/or service conditions. Vesting of those shares of restricted units and stock would dilute the ownership interest of existing stockholders. Equity awards will continue to be a source of compensation for employees and directors.

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

There are 60,528,362 units of membership interests in the Operating LLC issued and outstanding, including 23,476,355 units of membership interests in the Operating LLC beneficially owned by Daniel G. Cohen. Subject to certain restrictions, pursuant to the Operating LLC Agreement, a holder of unrestricted units of membership interests in the Operating LLC may cause the Operating LLC to redeem such units at any time for, at the Company’s option, (A) cash or (B) one share of the Company’s Common Stock for every ten units of membership interests in the Operating LLC.  If the outstanding units of membership interests in the Operating LLC are redeemed by the Company for Common Stock, our existing stockholders could be significantly diluted and the price of our Common Stock may decline.  See note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

We may not be able to generate sufficient taxable income to fully realize our deferred tax asset, which would also have to be reduced if U.S. federal income tax rates are lowered.

As of December 31, 2022, we have recorded a deferred tax asset of $6.9 million.  If we are unable to generate sufficient taxable income prior to the expiration of our NOLs, the NOLs would expire unused. Our projections of future taxable income required to fully realize the recorded amount of the net deferred tax asset reflect numerous assumptions about our operating businesses and investments and are subject to change as conditions change specific to our business units, investments or general economic conditions. Changes that are adverse to us could result in the need to increase our deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to total stockholders’ equity. In addition, any decrease in the federal statutory tax rate, or other changes in federal tax statutes, could also cause a reduction in the economic benefit of the NOL currently available to us.

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

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has lead to market disruptions, including significant volatility in credit and capital markets.

Additionally, Russia’s prior annexation of Crimea, the recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets.

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

If our internal controls over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. Because we are a smaller reporting company, we are not required to obtain, nor have we voluntarily obtained, an auditor attestation regarding the effectiveness of our controls as of December 31, 2022. Therefore, as of December 31, 2022, we have only performed management’s assessment of the effectiveness of our internal controls and management has determined that our internal controls are effective as of December 31, 2022. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The following table lists our current leases as of December 31, 2022.

City	Description	Square Feet	Expiration Date	Status (1)
New York, NY	3 Columbus Circle- 24th Floor	11,166	2/28/2029	Partially Occupied / Partially Subleased
New York, NY	3 Columbus Circle- 17th Floor	8,409	3/31/2024	Occupied
Philadelphia, PA	2929 Arch Street	9,501	11/30/2029	Partially Occupied / Partially Subleased
Boca Raton, FL	1825 NW Corporate Blvd	5,208	6/30/2024	Occupied
Paris, France	17 avenue de l'Opera	1,830	5/31/2030	Occupied
Locust Valley, NY	63 Forest Avenue	288	9/30/2025	Occupied
Menlo Park, CA	2727 Sandy Hill Road	2,735	8/31/2025	Occupied
Jupiter, FL	601 Heritage Drive	290	9/30/2023	Occupied

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

On October 8, 2021, Cohen & Company, Ltd., an Ohio limited liability company, as plaintiff, filed a complaint with the United States District Court, Eastern District of Pennsylvania, under the caption Cohen & Company, Ltd. v. Cohen & Company Inc., alleging that Cohen & Company Inc., as defendant, has been using the “Cohen & Company” trademark and business name, which allegedly infringes and unfairly competes with the plaintiff’s registered trademarks “Cohen & Company” and “Cohen & Co,” in violation of applicable federal and state trademark laws and regulations.  Pursuant to the complaint, the plaintiff has demanded that the defendant be permanently enjoined from using the “Cohen & Company” trademark and business name in connection with its business, pay to the plaintiff statutory damages, attorneys’ fees and costs and other damages, and pay over to plaintiff all gains, profits and advantages realized by the defendant from its allegedly unlawful acts and omissions.  The Company filed a partial motion on April 18, 2022, and on October 6, 2022, the Court granted the Company's motion and dismissed the plaintiff's counterfeiting claim with prejudice. On October 27, 2022, the parties executed a confidential settlement agreement and all the plaintiff's claims were dismissed with prejudice on October 31, 2022, ending the case.  Other than legal fees incurred which are included in the Company's financial statements, the Company incurred no loss related to this case.

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

Market Information for Our Common Stock and Dividends

Our Common Stock trades under the symbol "COHN" on the NYSE American Stock Exchange. The closing price of our Common Stock was $8.99 on March 6, 2023. We had 1,819,866 shares of Common Stock outstanding held by 35 holders of record as of March 6, 2023.

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

On July 29, 2021, our board of directors reinstated our quarterly dividend declaring a cash dividend of $0.25 per share.  We have paid a cash dividend of $0.25 regularly since then.  In addition to our routine quarterly distribution, on March 8, 2022, our board of directors declared a special dividend of $0.75 per share. Any future determination to declare and pay dividends will be made at the discretion of our board of directors, after taking into account a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing our indebtedness.

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
October 1, 2022 - October 31, 2022	-	$-	-	$-
November 1, 2022 - November 30, 2022	-	$-	-	$-
December 1, 2022 - December 31, 2022	-	$-	-	$-
Total	-		-

(1)

Dollar amounts in thousands.  On August 3, 2007, our board of directors authorized us to repurchase up to $50 million of our Common Stock from time to time in open market purchases or privately negotiated transactions. The repurchase plan was publicly announced on August 7, 2007.  See note 21 to our consolidated financial statements in this Annual Report on Form 10-K.

Equity Compensation Plans

Information on certain of our equity compensation plans, for which shares of our common stock are authorized for issuance, is included in the section of our Proxy Statement captioned “Cash and Equity Plan Compensation” and is incorporated herein by reference.

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

Overview

We are a financial services company specializing in an expanding range of capital markets and asset management services. We are organized into three business segments: Capital Markets, Asset Management, and Principal Investing.

•

Capital Markets:  Our Capital Markets business segment consists primarily of fixed income sales, trading, gestation repo financing, new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs and other forward agency MBS contracts, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We carry out our capital markets activities primarily through our subsidiaries: JVB in the United States and CCFESA in Europe.  A division of JVB, Cohen & Company Capital Markets ("CCM") is our full-service boutique investment bank which focuses on M&A, capital markets, and SPAC advisory.

•

Asset Management: Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of December 31, 2022, we had approximately $2.1 billion in assets under management (“AUM”) of which 49.8% was in CDOs. A significant portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

•

Principal Investing: Our Principal Investing business segment is comprised of investments that we hold related to our SPAC franchise and other investments we have made for the purpose of earning an investment return rather than investments to support our trading or other Capital Markets business segment activities.  These investments are a component of our other investments, at fair value, other investments sold, not yet purchased, and investments in equity method affiliates in our consolidated balance sheet.

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

A portion of our revenue is generated from net trading activity. We engage in proprietary trading for our own account, provide and arrange securities financing for our customers, and execute “riskless” trades with a customer order in hand resulting in limited market risk to us. The inventory of securities held for our own account, as well as held to facilitate customer trades, and our market making activities are sensitive to market movements.

A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.  We provide origination services in Europe through our subsidiary CCFESA, and new issue and advisory services in the U.S. through our subsidiary JVB. A division of JVB, CCM is our full-service boutique investment bank which focuses on M&A, capital markets, and SPAC advisory.  Currently, our primary source of new issue and advisory revenue is from originating assets for our U.S. and European insurance asset management business including our U.S. Insurance JV and our CREO JV, as well and from investment banking and advisory services through CCM.

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

The SPAC Market

Beginning in 2018, we began sponsoring a series of SPACs.  Each sponsored SPAC either completed or was seeking to complete a business combination with a company involved in the insurance market.  In addition, we invest in other SPACs at various stages of their business life cycle.  Beginning in 2019, these SPAC activities have become a significant portion of our Principal Investing business segment. In August 2018, we invested in and became the general partner of a newly formed investment fund (the “SPAC Fund”), which was created for the purpose of investing in the equity interests of SPACs and SPAC sponsor entities including SPACs sponsored by us, our affiliates, and third parties. As a complement to the SPAC Fund, we established and became manager of two newly formed umbrella limited liability companies (the “SPAC Series Funds”) that issue a separate series of interest for each investment portfolio, which typically consists of investments in the sponsor entities of individual SPACs.  Generally, when a SPAC acquires or merges with a privately held target company, the target company winds up owning a majority of the resulting outstanding equity of the SPAC so the transaction is accounted for as a reverse merger.  Private companies utilize reverse mergers with SPACs as a method of going public as an alternative to a traditional IPO.  All of our business activity related to SPACs is highly sensitive to the volume of activity in the SPAC market.  Volumes could be negatively impacted if target companies no longer see SPACs as an attractive alternative thereby reducing the number of suitable potential business combination targets.  Also, investor demand for SPACs would be negatively impacted if the stocks of SPACs that successfully complete a business combination underperform the market.  If volumes of SPAC activity decline, our results of operations will likely be significantly negatively impacted.

Equity prices of post business combination SPACs declined significantly during 2022. We are exposed to public equity prices of SPACs and post business combination SPACs both through our other investments, at fair value and investments in equity method affiliates. As a result, we recorded significant principal transaction losses and equity method losses during the year ended December 31, 2022. Continued declines in the equity prices of these companies will result in further losses for us.

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

Rising Interest Rates and Inflation

During 2022, the U.S. Federal Reserve began a process of raising the federal funds rate and quantitative tightening to address rising inflation. These actions have the effect of increasing interest rates which negatively impacts our business in several ways:

1.	Rising rates reduce the fair value of fixed income securities we hold on our balance sheet.
2.	Rising rates have created instability in the equity markets which has reduced equity financing and business combination volumes and negatively impacted CCM.
3.	Rising rates have reduced the volumes of new issue fixed income instruments which has negatively impacted our CREO JV.
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
consolidated financial statements included in Item 1 of this Annual Report on Form 10-K.
5.	Rising rates may ultimately push the U.S. into recession, which may further reduce overall transaction volumes in the financial markets negatively impacting our business generally.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic.  The spread of COVID-19 has caused significant volatility in domestic and international markets. There is on-going uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies.

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

Recent Events and Transactions

Conversion of the 2017 Convertible Note

On March 10, 2017, the Operating LLC issued to DGC Family Fintech Trust (the “DGC Trust”), a trust established by Daniel G. Cohen, a convertible senior secured promissory note in the aggregate principal amount of $15,000 (the "2017 Convertible Note").  On March 20, 2022, the DGC Trust elected to convert the 2017 Convertible Note into an aggregate of 10,344,827 units of membership interests in the Operating LLC at the conversion rate specified in the 2017 Convertible Note agreement of $1.45 per unit. As a result of such conversion, the 2017 Convertible Note was cancelled in its entirety.  These units of membership interests have the same conversion and redemption rights as the existing convertible non-controlling interest units of membership interest.  See note 20.

Pursuant to the DGC Trust’s governing documents, Daniel G. Cohen has the ability to acquire at any time any of the DGC Trust’s assets, including the units of membership interests, by substituting other property of an equivalent value without the approval or consent of any person, including any trustee or beneficiary of the DGC Trust. See Notes 21 and 31.

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

Pursuant to the Original Purchase Agreement, JKD Investor and RNCS each purchased a senior promissory note in the principal amount of $2,250 (for an aggregate investment of $4,500).  The senior promissory notes bore interest at a fixed rate of 12% per annum and matured on January 31, 2022, pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor an Amended and Restated Senior Promissory Note in the aggregate principal amount of $4,500 (the “Amended and Restated Note”), which Amended and Restated Note amended and restated the JKD Note in its entirety.  The 2022 Purchase Agreement contains customary representations and warranties on the part of each of JKD Investor and the Operating LLC. We used these proceeds to retire $2,250 of existing 2020 Senior Notes held by RNCS.  See note 20 and 31.

Commercial Real Estate Opportunities ("CREO") JV

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

We elected the fair value option in accordance with the provisions of ASC 820 to account for our equity method investment in the CREO JV.  The investment is included in other investments, at fair value, on the consolidated balance sheet and gains and losses (both realized and unrealized) are recognized in the consolidated statement of operations as a component of principal transactions and other income.  Because the CREO JV has the attributes of investment companies as described in ASC 946-15-2, we estimate the fair value of our investment using the net asset value (“NAV”) per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate net asset value per share (or its equivalent) included in ASC 820 for all entities. As of December 31, 2022, our investment balance in the CREO JV was $6,568.

Wind Down of the Company's GCF Repo Business

During 2017-2021, we carried out a matched book GCF repo business as a full-netting member of the FICC Government Services Division.  In October 2021, primarily due to reduced spreads in the repo market for GCF collateral, we decided to wind down this business.  As of December 31, 2021, the wind down was completed and the GCF reverse repurchase agreements and repurchase agreements balances were reduced to zero. See note 11.

INSU Acquisition Corp III ("Insurance SPAC III")

The Operating LLC was the manager of Insurance Acquisition Sponsor III, LLC (“IAS III”) and Dioptra Advisors III, LLC (together with IAS III, the “Insurance SPAC III Sponsor Entities”). The Insurance SPAC III Sponsor Entities were sponsors of INSU Acquisition Corp. III ("Insurance SPAC III"). On December 22, 2020, Insurance SPAC III completed the sale of 25,000,000 units (the "Insurance SPAC III Units") in its initial public offering ("IPO"). Each Insurance SPAC III Unit consisted of one share of Insurance SPAC III's class A common stock, par value $0.0001 per share ("Insurance SPAC III Common Stock"), and one-third of one Insurance SPAC III warrant (each, an "Insurance SPAC III Warrant"), where each whole Insurance SPAC III Warrant entitled the holder to purchase one share of Insurance SPAC III Common Stock for $11.50 per share. The Insurance SPAC III Units were sold in the IPO at an offering price of $10.00 per unit. If Insurance SPAC III failed to consummate a business combination within the first 24 months following the IPO, its corporate existence would cease except for the purpose of winding up its affairs and liquidating its assets.

The Operating LLC loaned to Insurance SPAC III approximately $71 to cover IPO expenses, which was repaid in full at the closing of the IPO. IAS III and its affiliates, including the Operating LLC, committed to loan Insurance SPAC III up to an additional $1,500 to cover operating and acquisition related expenses following the IPO, of which $960 was borrowed by Insurance SPAC III. See notes 31 and 32.  The loans bore no interest, and if the Insurance SPAC III consummated a business combination in the required time period, the loans were to be repaid from the funds held in Insurance SPAC III’s trust account. If Insurance SPAC III did not consummate a business combination in the required time frame, no funds from Insurance SPAC III's trust account could be used to repay the loans.

On November 18, 2022, Insurance SPAC III announced it would not consummate an initial business combination within the time period required and that it intended to dissolve and liquidate, effective as of the close of business on December 22, 2022, and redeem all of the Insurance SPAC III Common Stock and each Insurance SPAC Warrant that were included in its IPO, at a per-share redemption price of approximately $10.09. As of the close of business on December 22, 2022, the Insurance SPAC III Common Stock and each Insurance SPAC Warrant were deemed cancelled and represented only the right to receive the redemption amount.

In order to provide for the disbursement of funds from the trust account, Insurance SPAC III instructed the trustee of the trust account to take all necessary actions to liquidate the securities held in the trust account. The proceeds of the trust account were held in a non-interest bearing account while awaiting disbursement to the holders of the Public Shares. Record holders will receive their  pro rata portion of the proceeds of the trust account, less $100 of interest to pay dissolution expenses and net of taxes payable. Insurance SPAC III Sponsor Entities agreed to waive their redemption rights with respect to their outstanding shares of Class B common stock issued prior to the Insurance SPAC III IPO. There will be no redemption rights or liquidating distributions with respect to each Insurance SPAC III Warrant, which will expire worthless.

As a result of the liquidation of Insurance SPAC III, we recorded an equity method loss of $5,896 for the year ended December 31, 2022, which included a write-off of the amounts advanced to Insurance SPAC III from the Operating LLC as well as amounts invested.  Of this loss,$4,808 was allocated to the non-convertible non-controlling interests. Therefore, the net impact to the Operating LLC was $1,088.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2022 and 2021.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	Year Ended December 31,		Favorable / (Unfavorable)
	2022	2021	$ Change	% Change
Revenues
Net trading	$40,009	$69,385	$(29,376)	(42)%
Asset management	9,004	10,923	(1,919)	(18)%
New issue and advisory	24,721	28,736	(4,015)	(14)%
Principal transactions and other income	(29,347)	37,324	(66,671)	(179)%
Total revenues	44,387	146,368	(101,981)	(70)%

Operating expenses
Compensation and benefits	50,290	85,048	34,758	41%
Business development, occupancy, equipment	5,076	3,365	(1,711)	(51)%
Subscriptions, clearing, and execution	8,274	10,307	2,033	20%
Professional fee and other operating	8,153	7,684	(469)	(6)%
Depreciation and amortization	557	371	(186)	(50)%
Total operating expenses	72,350	106,775	34,425	32%

Operating income / (loss)	(27,963)	39,593	(67,556)	(171)%

Non-operating income / (expense)

Interest expense, net	(4,982)	(7,233)	2,251	31%
Income / (loss) from equity method affiliates	(20,931)	36,010	(56,941)	(158)%
Other non operating income	-	2,127	(2,127)	(100)%
Income / (loss) before income taxes	(53,876)	70,497	(124,373)	(176)%
Income tax expense / (benefit)	4,794	(3,541)	(8,335)	(235)%
Net income / (loss)	(58,670)	74,038	(132,708)	(179)%
Less: Net income (loss) attributable to the non-convertible non-controlling interest	(23,203)	35,574	58,777	165%
Enterprise net income (loss)	(35,467)	38,464	(73,931)	(192)%
Less: Net income (loss) attributable to the convertible non-controlling interest	(22,078)	26,656	48,734	183%
Net income / (loss) attributable to Cohen & Company Inc.	$(13,389)	$11,808	$(25,197)	(213)%

Revenues

Revenues decreased by $101,981, or 70%, to $44,387 for the year ended December 31, 2022, as compared to $146,368 for the year ended December 31, 2021. As discussed in more detail below, the change was comprised of (i) a decrease of $29,376 in net trading revenue; (ii) a decrease of $1,919 in asset management revenue; (iii) a decrease of $4,015 in new issue and advisory revenue; and (iv) a decrease of $66,671 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $29,376, or 42%, to $40,009 for the year ended December 31, 2022, as compared to $69,385 for the year ended December 31, 2021.  The following table shows the detail by trading group.

NET TRADING
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	Change
Mortgage	$1,143	$6,885	$(5,742)
Matched book repo	30,595	46,139	(15,544)
High yield corporate	4,694	10,390	(5,696)
Investment grade corporate	1,197	593	604
Wholesale and other	2,380	5,378	(2,998)
Total	$40,009	$69,385	$(29,376)

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

The Company recorded a gross loss of $5,454 in connection with the FGMC reverse repo.  Of the $5,454 loss, $5,244 was recorded as a reduction in net trading revenue and $210 was recorded in professional fees and other operating expense.  Of the $5,244 recorded in net trading revenue, $4,330 is included in the mortgage group and $914 is included in the matched book repo group in the table above.  See note 11 to our consolidated financial statements included in Item 1 of this Annual Report on Form 10-K.

Asset Management

Assets Under Management

Our AUM equals the sum of the NAV or gross assets of the Investment Vehicles we manage based on whichever measurement serves as the basis for the calculation of our management fees.

Our calculation of AUM may differ from the calculations used by other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to the definitions of AUM that may be used in our management agreements.

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	As of December 31,
	2022	2021	2020
Company sponsored CDOs	$1,053,430	$1,239,988	$2,057,178
Other Investment Vehicles (1)	1,062,897	1,118,162	712,028
Assets under management (2)	$2,116,327	$2,358,150	$2,769,206

(1)	Other Investment Vehicles include any Investment Vehicle that is not a Company sponsored CDO.
(2)

In some cases, accounts we manage may employ leverage.  In some cases, our fees are based on gross assets and in some cases on net assets.  Finally, in the case of the SPAC Series Funds there are no management fees earned.  AUM included herein is calculated using either gross or net assets of each managed account or CDO based on whichever serves as the basis for our management fees. In the case where no management fees are earned, the net assets are included.

Asset management fees decreased by $1,919, or 18%, to $9,004 for the year ended December 31, 2022, as compared to $10,923 for the year ended December 31, 2021, as discussed in more detail below.

ASSET MANAGEMENT
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	Change
CDOs	$3,454	$2,484	$970
Other	5,550	8,439	(2,889)
Total	$9,004	$10,923	$(1,919)

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

Asset management fees from CDOs increased because the Alesco 1 securitization completed a successful auction during 2022.  As a result, we received payment of deferred subordinated management fees of $1,600.  Otherwise, asset management fees from CDOs declined by $630 during 2022 mainly due to a decline in AUM due to liquidations of collateral, our removal as manager of one CDO, and principal paydowns of collateral.

Asset management fees from other investment vehicles decreased primarily due to a reduction of incentive fees earned on the SPAC Fund.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $4,015, or 14%, to $24,721 for the year ended December 31, 2022, as compared to $28,736 for the year ended December 31, 2021.

	Year Ended December 31,
	2022	2021	Change
Cohen & Company Capital Markets	$16,880	$22,676	$(5,796)
Commercial Real Estate Originations	1,897	1,428	469
U.S. Insurance Originations	4,753	1,940	2,813
European Insurance Originations	1,191	2,692	(1,501)
Total	$24,721	$28,736	$(4,015)

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

CCM is our full-service boutique investment banking platform which focuses on M&A, capital markets, and SPAC advisory.  In addition, we generate new issue revenue by originating new assets for the U.S. Insurance JV, CREO JV, and for our PriDe funds in Europe.

Principal Transactions and Other Income

Principal transactions and other income decreased by $66,671 to ($29,347) for the year ended December 31, 2022, as compared to $37,324 for the year ended December 31, 2021.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	Change
SFT	$(5,539)	$(5,258)	$(281)
LMND	(2,805)	43,655	(46,460)
IMXI	-	318	(318)
WEJO	(1,794)	(3,160)	1,366
REE	(4,755)	(2,939)	(1,816)
ML	(238)	(988)	750
BKSY	(78)	(914)	836
FOXO	(1,044)	-	(1,044)
HLGN	(14,754)	-	(14,754)
RBT	(1,576)	-	(1,576)
Other SPAC equity	(2,232)	3,094	(5,326)
Stoa USA Inc. / FlipOs	4,196	1,805	2,391
U.S. Insurance JV	11	142	(131)
SPAC Fund	(43)	474	(517)
Other principal investments	20	(45)	65
Total principal transactions	(30,631)	36,184	(66,815)

IIFC revenue share	673	634	39
All other income / (loss)	611	506	105
Other income	1,284	1,140	144

Total principal transactions and other income	$(29,347)	$37,324	$(66,671)

Principal Transactions

For all investments discussed below, see note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for information about how we determine the value of these instruments. For several of the investments described below, we also had an investment in the same company which was accounted for under the equity method during the periods presented.  See discussion of equity method income / (loss) below.

SFT is a publicly traded company.  In the periods presented, the shares of SFT we held were comprised of both unrestricted and restricted shares and were carried at fair value.  For a portion of the period we have held these shares, they were held in majority owned consolidated subsidiaries (the "Insurance SPAC Sponsor Entities").  Accordingly, there were significant non-controlling interest and equity compensation expense associated with these.  See discussion of non-convertible non-controlling interest and equity compensation expense below.  As of December 31, 2022, the total carrying value of our investment in SFT was $231.

LMND is a publicly traded company.  In the periods presented, the shares of LMND we held were comprised of both unrestricted and restricted shares and were carried at fair value.  For a portion of the period we have held these shares, they were held in majority owned consolidated subsidiaries (the "Insurance SPAC II Sponsor Entities").  Accordingly, there were significant non-controlling interest and equity compensation expense associated with these.  See discussion of non-convertible non-controlling interest and equity below.  As of December 31, 2022, the total carrying value of our investment in LMND was $561.

IMXI represents equity positions of International Money Express, Inc. (NASDAQ: IMXI), a publicly traded company that resulted from the merger of Intermex Holdings, LLC and FinTech Acquisition Corp. II.  These shares were carried at fair value.  As of December 31, 2022, we hold no remaining investment in IMXI.

WEJO represents equity positions of Wejo Group, Ltd. (NASDAQ: WEJO), a publicly traded company that closed its business combination with Virtuoso Acquisition Corp.  As of December 31, 2022, we had a total investment in WEJO carried at fair value of $175, which was included as a component of other investment's at fair value.

REE represents equity positions of REE Automotive Ltd. (NASDAQ: REE), a publicly traded company that closed its business combination with 10X Capital Venture Acquisition Corp.  As of December 31, 2022, we had a total investment in REE carried at fair value of $292, which was included as a component of other investments, at fair value.

ML represents equity positions of MoneyLion, Inc. (NYSE: ML), a publicly traded company that closed its business combination with Fusion Acquisition Corp.  As of December 31, 2022, we had a total investment in ML carried at fair value of $25, which was included as a component of other investments, at fair value.

BKSY represents equity positions of BlackSky Technology Inc. (NYSE: BKSY), a publicly traded company that closed its business combination with Osprey Technologies Acquisition Corp.  As of December 31, 2022, we had a total investment in BKSY carried at fair value of $28, which was included as a component of other investments, at fair value.

FOXO represents equity positions of  FOXO Technologies Inc. (NASDAQ: FOXO), a publicly traded company that closed its business combination with Delwinds Insurance Acquisition Corp.  As of December 31, 2022, we had a total investment in FOXO carried at fair value of $109, which was included as a component of other investments, at fair value.

HLGN represents equity positions of Heliogen, Inc. (NYSE: HLGN), a publicly traded company that closed its business combination with Athena Technology Acquisition Corp.  As of December 31, 2022, we had a total investment in HLGN carried at fair value of $353, which was included as a component of other investments, at fair value.

RBT represents equity positions of Rubicon Technologies, Inc. (NYSE: RBT), a public company that closed its business combination with Founder SPAC.  As of December 31, 2022, we had a total investment in RBT carried at fair value of  $4,424, which was included as a component of other investments, at fair value.

Other SPAC equity represents equity investments in publicly traded SPACs or their successor public companies carried at fair value.

Stoa USA Inc. / FlipOs is a private company in which we own common equity.  We carry our investment at fair value.  As of December 31, 2022, we had a total investment in Stoa USA Inc. / FlipOs carried at fair value of $6,693, which was included as a component of other investments, at fair value.  See note 31 to our consolidated financial statements included in Item 1 of this Annual Report on Form 10-K.

The U.S. Insurance JV invests in insurance company debt.  We carry our investment in the U.S. Insurance JV at its reported NAV.  As of December 31, 2022, we had a total investment in the U.S. Insurance JV carried at fair value of $3,459, which was included as a component of other investments, at fair value.

The SPAC Fund invests in the equity of SPACs.  We carry our investment in the SPAC Fund at its reported NAV.  As of December 31, 2022, we had a total investment in SPAC Fund carried at fair value of $527, which was included as a component of other investments, at fair value.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $4,513.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses decreased by $34,425, or 32%, to $72,350 for the year ended December 31, 2022, as compared to $106,775 for the year ended December 31, 2021. As discussed in more detail below, the change was comprised of (i) a decrease of $34,758 in compensation and benefits; (ii) an increase of $1,711 in business development, occupancy, and equipment; (iii) a decrease of $2,033 in subscriptions, clearing, and execution; (iv) an increase of $469 in professional fee and other operating; and (v) an increase of $186 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $34,758, or 41%, to $50,290 for the year ended December 31, 2022, as compared to $85,048 for the year ended December 31, 2021.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	Change
Cash compensation and benefits	$45,900	$69,330	$(23,430)
Equity-based compensation	4,390	15,718	(11,328)
Total	$50,290	$85,048	$(34,758)

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  Cash compensation and benefits decreased by $23,430 to $45,900 for the year ended December 31, 2022, as compared to $69,330 for the year ended December 31, 2021.  Our headcount increased to 121 as of December 31, 2022 from 118 as of December 31, 2021.  Cash compensation decreased primarily due to a decrease in incentive compensation related to the decrease in overall revenue and income from equity method affiliates.

Equity-based compensation decreased by $11,328 to $4,390 for the year ended December 31, 2022, as compared to $15,718 for the year ended December 31, 2021.  Of the $15,718 of equity compensation recognized in 2021, $13,068 was due to equity compensation related to the issuance of membership units of the Insurance SPAC II Sponsor Entities to employees of the Company.  The expense was recognized upon the completion of the merger between Insurance SPAC II and MetroMile on February 9, 2021.  No further equity-based compensation expense will be recognized related to membership units of the Insurance SPAC II Sponsor Entities in the future.

The Insurance SPAC III Sponsor Entities had issued membership units to employees of the Company.  Insurance SPAC III was liquidated in 2022 and therefore these units became worthless.  No equity compensation expense was recognized on these units in 2021 or 2022, and no compensation expense will be recognized in the future.

The remaining equity-based compensation recognized during 2022 and 2021 relates to restricted grants of the Company's Common Stock and Operating LLC units.  This amount increased by $1,740 to $4,390 for the year ended December 31, 2022, as compared to $2,650 for the year ended December 31, 2021.  This increase was due to increased share grants during 2022 as compared to 2021.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $1,711, or 51%, to $5,076 for the year ended December 31, 2022, as compared to $3,365 for the year ended December 31, 2021. This increase was comprised of an increase in business development expense of $752 and an increase in occupancy and equipment of $959.  Business development increased due to increased travel in 2022 due to a general reduction in pandemic restrictions.  The increase in occupancy and equipment expense was mainly due to additional rent in our California office.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $2,033, or 20%, to $8,274 for the year ended December 31, 2022, as compared to $10,307 for the year ended December 31, 2021.    This decrease was comprised of a decrease in clearing and execution costs of $2,342 partially offset by an increase in subscriptions and dues of $309.  The increase in subscriptions and dues was due to normal fluctuations in number of subscriptions.  The decrease in clearing and execution was due to decreased trading volumes.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $469, or 6%, to $8,153 for the year ended December 31, 2022, as compared to $7,684 for the year ended December 31, 2021. This increase was comprised of an increase in professional fees of $673; partially offset by a decrease in other operating expense of $204.  The increase in professional fees was mainly the result of increased consultant usage.  The decrease in other operating expense was mainly the result of a reduction in other (non income based) taxes.

Depreciation and Amortization

Depreciation and amortization increased by $186, or 50%, to $557 for the year ended December 31, 2022, as compared to $371 for the year ended December 31, 2021.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $2,251 to $4,982 for the year ended December 31, 2022, as compared to $7,233 for the year ended December 31, 2021.

INTEREST EXPENSE
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	Change
Junior subordinated notes	$3,442	$2,601	$841
2020 Senior Notes	458	540	(82)
2013 Convertible Notes / 2019 Senior Notes	-	211	(211)
2017 Convertible Note	327	1,534	(1,207)
Line of Credit (Byline)	247	435	(188)
Redeemable Financial Instrument - DGC Trust / CBF	-	197	(197)
Redeemable Financial Instrument - JKD Capital Partners I LTD	508	1,715	(1,207)
	$4,982	$7,233	$(2,251)

 See notes 19 and 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $56,941 to ($20,931) for the year ended December 31, 2022  from $36,010 for the year ended December 31, 2021.  See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2022	2021	Change
Insurance SPACs	$(5,898)	$(1,306)	$(4,592)
SPAC Sponsor Entities	(14,963)	37,453	(52,416)
Dutch Real Estate Entities	(70)	(137)	67
	$(20,931)	$36,010	$(56,941)

SPAC Sponsor Entities includes both indirect and direct investments in SPAC Sponsor Entities.  Several of these SPAC Sponsor Entities are invested in SPACs that have completed their business combinations.  Those SPAC Sponsor Entities hold restricted and unrestricted equity interests in the public post-merger entities.  We account for our investments in SPAC Sponsor Entities under the equity method of accounting.  If the SPAC Sponsor Entity distributes SPAC shares to us, we account for those SPAC shares as a component of other investments, at fair value.  The following table shows the equity method income or loss included in other SPAC Sponsor Entities above broken out by the ultimate public company investee.  For several of the investments described below, we also had an investment in the same company accounted for at fair value as a component of other investments, at fair value during the periods presented.  See discussion of principal transactions above.

	Year Ended December 31,
	2022	2021	Change
HLGN	$(10,558)	$28,443	$(39,001)
WEJO	(2,214)	1,962	(4,176)
DRTS	378	-	378
REE	-	2,489	(2,489)
PAYO	-	2,993	(2,993)
PWP	(74)	1,293	(1,367)
ACHR	(217)	728	(945)
FOXO	1,017	-	1,017
Other	(3,295)	(455)	(2,840)
	$(14,963)	$37,453	$(52,416)

As of December 31, 2022, our equity method investment in sponsor entity of the predecessor SPAC of HLGN was $0.

As of December 31, 2022, our equity method investment in sponsor entity of the predecessor SPAC of WEJO was $0.

As of December 31, 2022, our equity method investment in sponsor entity of the predecessor SPAC of DRTS was $379.

As of December 31, 2022, our equity method investment in sponsor entity of the predecessor SPAC of REE was $0.

As of December 31, 2022, our equity method investment in sponsor entity of the predecessor SPAC of PAYO was $0.

As of December 31, 2022, our equity method investment in sponsor entity of the predecessor SPAC of PWP was $121.

As of December 31, 2022, our equity method investment in sponsor entity of the predecessor SPAC of ACHR was $0.

As of December 31, 2022, our equity method investment in sponsor entity of the predecessor SPAC of FOXO was $0.

The remaining other investments in SPAC Sponsor Entities represent direct and indirect investments in sponsor entities who have not yet completed a business combination.  See note 12 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-K.

Other Non-Operating (Income) / Loss

We recorded other non-operating income of $2,127 for the year ended December 31, 2021 as the result of the forgiveness of our PPP loan.  See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income Tax Expense / (Benefit)

We have significant carryforward tax assets.  As of December 31, 2022, the Company had a federal net operating loss (“NOL”) of approximately $96,002, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses (“NCLs”) in excess of capital gains of $70,457 as of December 31, 2022, which can be carried forward to offset future capital gains.  If not used, this carryforward will begin to expire in 2023.  ASC 746 requires that we record a valuation allowance against these assets so that the net asset recognized is, in management's judgment, more likely than not to be realized.

The income tax expense / (benefit) was $4,794 for the year ended December 31, 2022, as compared to ($3,541) for the year ended December 31, 2021.  See note 23 to our consolidated financial statements included in our Annual Report on Form 10-K.

The tax expense recognized in 2022 was comprised of a deferred tax expense of $4,579 and current tax expense of $215.  The current tax expense incurred was the result of foreign, state, and local income tax.  The deferred tax expense was a U.S. federal, state, and local tax benefit, which was the result of the increase in the valuation allowance applied against the Company's NOL and NCL tax assets.

The tax benefit recognized in 2021 was comprised of a deferred tax benefit of $4,117, partially offset by current tax expense of $576.  The current tax expense incurred was the result of foreign, state, and local income tax.  The deferred tax benefit was a U.S. federal, state, and local tax benefit, which was the result of the reduction in the valuation allowance applied against the Company's net operating loss carryforward ("NOL") and net capital loss carryforward ("NCL") tax assets.

Each reporting period, management determines the expected amount of taxable income it will generate in each jurisdiction where the Company has NOLs.  Management then schedules this income against each carryforward asset and determines what portion of the asset it believes is more likely than not to be realized.  This determination is subjective and subject to many assumptions and factors including:  profitability of our business in the future, the timing of that future income as compared to carryforward asset expiration, the character of future income (ordinary or capital), and the jurisdiction in which the income will be generated in.  To the extent management's determination changes, an adjustment will be made to the valuation allowance resulting in deferred tax expense or benefit.  We recorded deferred tax benefit in 2021 because expectations of future income increased and the Company reduced the valuation allowance it had applied against carryforward assets.  The Company recorded deferred tax expense in 2022 because of expectations of future income decreased and the Company increased the valuation allowance it had applied against carryforward assets.  Because of magnitude of the Company's carryforward assets as well as the volatility of the Company's operating results, significant adjustments to the valuation allowance are likely going forward.  These future adjustments may likewise result in material amounts of deferred tax benefit or expense going forward.

Net Income/ (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the years ended December 31, 2022 and 2021 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us for the relevant periods.  These interests are not convertible into Common Stock.

	Year Ended December 31,
	2022	2021	Change
Insurance SPAC Sponsor Entities	$-	$3,560	$(3,560)
Insurance SPAC II Sponsor Entities	-	17,644	(17,644)
Insurance SPAC III Sponsor Entities	(4,808)	(615)	(4,193)
Other	(18,395)	14,985	(33,380)
	$(23,203)	$35,574	$(58,777)

Insurance SPAC Sponsor Entities, Insurance SPAC II Sponsor Entities, and Insurance SPAC III Sponsor Entities are the Sponsor Entities formed by us for our sponsored SPACs.  Other is mainly comprised of an entity which we consolidate but do not wholly own that invests in other SPAC Sponsor Entities.

Net Income / (Loss) Attributable to the Convertible Non-controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the years ended December 31, 2022 and 2021 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST
For the Year Ended December 31, 2022

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$(20,287)	$(33,589)	$(53,876)	$-	$(53,876)
Income tax expense / (benefit)	(381)	182	(199)	4,993	4,794
Net income / (loss) after tax	(19,906)	(33,771)	(53,677)	(4,993)	(58,670)
Other consolidated subsidiary non-controlling interest		(23,203)	(23,203)
Net income / (loss) attributable to the Operating LLC	(19,906)	(10,568)	(30,474)
Average effective Operating LLC non-controlling interest % (1)			72.45%
Operating LLC non-controlling interest			$(22,078)

Summary
Other consolidated subsidiary non-controlling interest			$(23,203)
Operating LLC non-controlling interest			(22,078)
			$(45,281)

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST
For the Year Ended December 31, 2021

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$1,529	$68,968	$70,497	$-	$70,497
Income tax expense / (benefit)	(2,829)		(2,829)	(712)	(3,541)
Net income / (loss) after tax	4,358	68,968	73,326	712	74,038
Other consolidated subsidiary non-controlling interest	-	35,574	35,574
Net income / (loss) attributable to the Operating LLC	4,358	33,394	37,752
Average effective Operating LLC non-controlling interest % (1)			70.61%
Operating LLC non-controlling interest			$26,656

Summary
Other consolidated subsidiary non-controlling interest			$35,574
Operating LLC non-controlling interest			26,656
			$62,230

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

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	Year Ended December 31,		Favorable / (Unfavorable)
	2021	2020	$ Change	% Change
Revenues
Net trading	$69,385	$73,611	$(4,226)	(6)%
Asset management	10,923	8,759	2,164	25%
New issue and advisory	28,736	2,234	26,502	1186%
Principal transactions and other income	37,324	45,506	(8,182)	(18)%
Total revenues	146,368	130,110	16,258	12%

Operating expenses
Compensation and benefits	85,048	59,902	(25,146)	(42)%
Business development, occupancy, equipment	3,365	2,708	(657)	(24)%
Subscriptions, clearing, and execution	10,307	9,887	(420)	(4)%
Professional fee and other operating	7,684	7,068	(616)	(9)%
Depreciation and amortization	371	334	(37)	(11)%
Impairment of goodwill	-	7,883	7,883	NM
Total operating expenses	106,775	87,782	(18,993)	(22)%

Operating income / (loss)	39,593	42,328	(2,735)	(6)%

Non-operating income / (expense)

Interest expense, net	(7,233)	(9,589)	2,356	25%
Income / (loss) from equity method affiliates	36,010	(2,955)	38,965	1319%
Other non-operating income	2,127	-	2,127	NM
Income / (loss) before income taxes	70,497	29,784	40,713	137%
Income tax expense / (benefit)	(3,541)	(8,669)	(5,128)	(59)%
Net income / (loss)	74,038	38,453	35,585	93%
Less: Net income (loss) attributable to the non-convertible non-controlling interest	35,574	10,048	(25,526)	(254)%
Enterprise net income (loss)	38,464	28,405	10,059	35%
Less: Net income (loss) attributable to the convertible non-controlling interest	26,656	14,200	(12,456)	(88)%
Net income / (loss) attributable to Cohen & Company Inc.	$11,808	$14,205	$(2,397)	(17)%

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

	Year Ended December 31,
	2021	2020	Change
Cohen & Company Capital Markets	$22,676	$-	$22,676
Commercial Real Estate Originations	1,428	-	1,428
US Insurance Originations	1,940	500	1,440
Europe Insurance Originations	2,692	1,734	958
Total	$28,736	$2,234	$26,502

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

CCM is our full-service boutique investment bank, which focuses on M&A, capital markets, and SPAC advisory, which generates new issue placement and advisory revenue from clients. In addition, we generate new issue revenue by originating new assets for the U.S. Insurance JV, CREO JV, and for our PriDe funds in Europe.

Principal Transactions and Other Income

Principal transactions and other income decreased by $8,182 to $37,324 for the year ended December 31, 2021, as compared to $45,506 for the year ended December 31, 2020.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	For the Year Ended December 31,
	2021	2020	Change
SFT	$(5,258)	$40,619	$(45,877)
LMND	43,655	-	43,655
IMXI	318	2,703	(2,385)
WEJO	(3,160)	-	(3,160)
REE	(2,939)	-	(2,939)
ML	(988)	-	(988)
BKSY	(914)	-	(914)
CLO Investments	-	(535)	535
Other SPAC equity	3,094	1,503	1,591
Stoa USA Inc. / FlipOs	1,805	-	1,805
U.S. Insurance JV	142	222	(80)
SPAC Fund	474	183	291
Other principal investments	(45)	7	(52)
Total principal transactions	36,184	44,702	(8,518)
			-
IIFC revenue share	634	491	143
All other income / (loss)	506	313	193
Other income	1,140	804	336

Total principal transactions and other income	$37,324	$45,506	$(8,182)

Principal Transactions

For all investments discussed below, see note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for information about how we determine the value of these instruments. For several of the investments described below, we also had an investment in the same company which was accounted for under the equity method during the periods presented.  See discussion of equity method income / (loss) below.

SFT is a publicly traded company.  In the periods presented, the shares of SFT we held were comprised of both unrestricted and restricted shares and were carried at fair value.  For a portion of the period we held these shares, they were held in majority owned consolidated subsidiaries (the Insurance SPAC Sponsor Entities).  Accordingly, there were significant non-controlling interest and equity compensation expense associated with these.  See discussion of non-convertible non-controlling interest and equity compensation expense below.

LMND is a publicly traded company.  In the periods presented, the shares of LMND we held were comprised of both unrestricted and restricted shares and were carried at fair value.  For a portion of the period we held these shares, they were held in majority owned consolidated subsidiaries (the Insurance SPAC II Sponsor Entities).  Accordingly, there were significant non-controlling interest and equity compensation expense associated with these.  See discussion of non-convertible non-controlling interest and equity below.

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

BKSY represents equity positions of Blacksky Technology Inc. (NYSE:BKSY), a publicly traded company that closed its business combination with Osprey Technologies Acquisition Corp.

The CLO investments represent investments in the most junior tranche of certain CLOs.  These investments were carried at fair value.  These investments were fully liquidated in 2020.

Other SPAC equity represents equity investments in publicly traded SPACs or their successor public companies carried at fair value.

Stoa USA Inc. / FlipOs is a private company in which we own common equity.  We carry our investment at fair value.

The U.S. Insurance JV invests in insurance company debt.  We carry our investment in the U.S Insurance JV at its reported NAV.

The SPAC Fund invests in the equity of SPACs.  We carry our investment in the SPAC Fund at its reported NAV.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income

Other income increased by $336 to $1,140 for the year ended December 31, 2021, as compared to $804 for the year ended December 31, 2020. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  As of December 31, 2022, we have earned $4,513.  In addition, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $18,993, or 22%, to $106,775 for the year ended December 31, 2021, as compared to $87,782 for the year ended December 31, 2020. As discussed in more detail below, the change was comprised of (i) an increase of $25,146 in compensation and benefits; (ii) an increase of $657 in business development, occupancy, and equipment; (iii) an increase of $420 in subscriptions, clearing, and execution; (iv) an increase of $616 in professional fee and other operating; (v) an increase of $37 in depreciation and amortization; and (vi) a decrease of $7,883 in impairment of goodwill.

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

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $420, or 4%, to $10,307 for the year ended December 31, 2021, as compared to $9,887 for the year ended December 31, 2020. This was comprised of an increase in clearing and execution costs of $548 partially offset by a decrease in subscriptions and dues of $128.  The decrease in subscriptions and dues was due to normal fluctuations in number of subscriptions.  The increase in clearing and execution was due to increased trading volumes.

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

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $2,356, or 25%, to $7,233 for the year ended December 31, 2021, as compared to $9,589 for the year ended December 31, 2020.

INTEREST EXPENSE
(Dollars in Thousands)

	For the Year Ended December 31,
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

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates increased by $38,965 to $36,010 for the year ended December 31, 2021, as compared to ($2,955) for the year ended December 31, 2020.  See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2021	2020	Change
Insurance SPACs	$(1,306)	$(3,656)	$2,350
SPAC Sponsor Entities	37,453	63	37,390
Dutch Real Estate Entities	(137)	638	(775)
	$36,010	$(2,955)	$38,965

SPAC Sponsor Entities includes both indirect and direct investments in SPAC Sponsor Entities.  Several of these SPAC Sponsor Entities are invested in SPACs that have completed their respective business combinations.  Those SPAC Sponsor Entities hold restricted and unrestricted equity interests in the public post-merger entities.  We account for our investments in SPAC Sponsor Entities under the equity method of accounting.  If the SPAC Sponsor Entity distributes SPAC shares to us, we account for those SPAC shares as a component of other investments, at fair value. The following table shows the equity method balance included in other SPAC Sponsor Entities above broken out by the ultimate public company investee.  For several of the investments described below, we also had an investment in the same company accounted for at fair value as a component of other investments, at fair value during the periods presented. See discussion of principal transactions above.

	Year Ended December 31,
	2021	2020	Change
HLGN	$28,443	$-	$28,443
WEJO	1,962	-	1,962
REE	2,489	-	2,489
PAYO	2,993	(9)	3,002
PWP	1,293	(7)	1,300
ACHR	728	-	728
Other	(455)	79	(534)
	$37,453	$63	$37,390

Other Non-Operating (Income) / Loss

We recorded other non-operating income of $2,127 for the year ended December 31, 2021 as a result of the forgiveness of our PPP loan.  See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income Tax Expense / (Benefit)

Income tax expense / (benefit) was ($3,541) for the year ended December 31, 2021, as compared to ($8,669) for the year ended December 31, 2020.

The tax benefit recognized in 2021 was comprised of a deferred tax benefit of $4,117, partially offset by current tax expense of $576.  The current tax expense incurred was the result of foreign, state, and local income tax.  The deferred tax benefit was a U.S. federal, state, and local tax benefit, which was the result of the reduction in the valuation allowance applied against the Company's net operating loss carryforward ("NOL") and net capital loss carryforward ("NCL") tax assets.

The tax expense recognized in 2020 was comprised of a deferred tax benefit of $8,877, partially offset by current tax expense of $208.  The current tax expense incurred was the result of foreign, state, and local income tax.  The deferred tax expense was a U.S. federal, state, and local tax benefit, which was the result of the increase in the valuation allowance applied against the Company's NOL and NCL tax assets.

We have significant carryforward tax assets.  ASC 746 requires that we record a valuation allowance against these assets so that the net asset recognized is, in management's judgment, more likely than not to be realized.

Each reporting period, management determines the expected amount of taxable income it will generate in each jurisdiction where the Company has NOLs.  Management then schedules this income against each carryforward asset and determines what portion of the asset it believes is more likely than not to be realized.  This determination is subjective and subject to many assumptions and factors including:  profitability of our business in the future, the timing of that future income as compared to carryforward asset expiration, the character of future income (ordinary or capital), and the jurisdiction the income will be generated in.  To the extent management's determination changes, an adjustment will be made to the valuation allowance resulting in deferred tax expense or benefit.  We recorded deferred tax benefit in 2021 because expectations of future income increased and the Company reduced the valuation allowance it had applied against carryforward assets.  The Company recorded deferred tax benefit in 2020 because of expectations of future income increased and the Company decreased the valuation allowance it had applied against carryforward assets.  Because of magnitude of the Company's carryforward assets as well as the volatility of the Company's operating results, significant adjustments to the valuation allowance are likely going forward.  These future adjustments will likewise result in material amounts of deferred tax benefit or expense going forward.

Net Income / (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the years ended December 31, 2021 and 2020 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us for the relevant periods.  These interests are not convertible into Common Stock.

	Year Ended December 31,
	2021	2020	Change
Insurance SPAC Sponsor Entities	$3,560	$9,328	$(5,768)
Insurance SPAC II Sponsor Entities	17,644	(262)	17,906
Insurance SPAC III Sponsor Entities	(615)	(16)	(599)
Other	14,985	998	13,987
	$35,574	$10,048	$25,526

Insurance SPAC Sponsor Entities, Insurance SPAC II Sponsor Entities, and Insurance SPAC III Sponsor Entities were the Sponsor Entities formed by us for our sponsored SPACs.  Other is comprised of our investments in certain SPAC Pipe Entities which themselves invest in Pipe's (Private Investment in Public Equity) of post business combination SPACs as well as an entity which we consolidate but do not wholly own that invests in other SPAC Sponsor Entities.

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the years ended December 31, 2021 and 2020 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST
For the Year Ended December 31, 2021

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$1,529	$68,968	$70,497	$-	$70,497
Income tax expense / (benefit)	(2,829)	-	(2,829)	(712)	(3,541)
Net income / (loss) after tax	4,358	68,968	73,326	712	74,038
Other consolidated subsidiary non-controlling interest	-	35,574	35,574
Net income / (loss) attributable to the Operating LLC	4,358	33,394	37,752
Average effective Operating LLC non-controlling interest % (1)			70.61%
Operating LLC non-controlling interest			$26,656

Summary
Other consolidated subsidiary non-controlling interest			$35,574
Operating LLC non-controlling interest			26,656
			$62,230

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST
For the Year Ended December 31, 2020

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$4,951	$24,833	$29,784	$-	$29,784
Income tax expense / (benefit)	187	-	187	(8,856)	(8,669)
Net income / (loss) after tax	4,764	24,833	29,597	8,856	38,453
Other consolidated subsidiary non-controlling interest	-	10,048	10,048
Net income / (loss) attributable to the Operating LLC	4,764	14,785	19,549
Average effective Operating LLC non-controlling interest % (1)			72.64%
Operating LLC non-controlling interest			$14,200

Summary
Other consolidated subsidiary non-controlling interest			$10,048
Operating LLC non-controlling interest			14,200
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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through a distribution or a loan. CCFEL was regulated by the CBI.  CCFESA is subject to the regulations of the ACPR.  CBI and ACPR impose minimum capital requirements.  See note 25 to our consolidated financial statements included in this Annual Report on Form 10-K.

Dividends and Distributions

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

On July 29, 2021, our board of directors reinstated our quarterly dividend declaring a cash dividend of $0.25 per share.  We have paid a quarterly cash dividend of $0.25 regularly since that date.  In addition to our routine quarterly distribution, on March 8, 2022, our board of directors declared a special cash dividend of $0.75 per share.  On March 8, 2023, our board of directors declared a quarterly dividend of $0.25 per share payable on April 5, 2023 to shareholders of record on March 22, 2023.

Repurchases of Common Stock

On December 21, 2020 and August 31, 2020, the Company entered into letter agreements (the “December 2020 Letter Agreement” and the "August 2020 Letter Agreement," respectively and, together, the "10b5-1 Plan").  The December 2020 Letter Agreement and the August 2020 Letter Agreement were entered into with Piper Sandler & Co. (the “Agent”). The agreements authorized the Agent to use reasonable efforts to purchase, on the Company’s behalf, up to an aggregate purchase price of $1,000 of Common Stock (in the case of the December 2020 letter) and $2,000 (in the case of the August 2020 letter) on any day that the NYSE was open for business. The December 2020 Letter Agreement became effective December 23, 2020 and was in effect until December 31, 2021 or until an aggregate purchase price of $1,000 shares had been purchased, which occurred on July 28, 2021.  The August 2020 Letter Agreement was in effect from August 31, 2020 until August 31, 2021 or until an aggregate purchase price of $2,000 shares had been purchased, which occurred on November 10, 2020. Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan was designed to comply with Rule 10b5-1 under the Exchange Act.

During the twelve months ended December 31, 2021, pursuant to the 10b-5-1 Plan, the Company repurchased 49,544 shares of Common Stock in the open market for a total purchase price of $857.  During the twelve months ended December 31, 2020, pursuant to the 10b5-1 Plan, the Company repurchased 121,181 shares of Common Stock in the open market for a total purchase price of $2,143.

Issuances of Common Stock

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

On June 7, 2021, the Company entered into a letter agreement (the “Equity Distribution Letter Agreement”) with the Sales Agent, pursuant to which the Sales Agent agreed to use its best efforts to, commencing on June 5, 2021, sell on the Company’s behalf up to $7,966 of the Shares in the open market pursuant to the terms and conditions of the Equity Distribution Agreement and the Equity Distribution Letter Agreement, and the Company agreed not to take any action that would cause the sales of the Shares under the Letter Agreement not to comply with Rule 10b5-1 or Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Equity Distribution Letter Agreement was entered into in connection with the ATM Program and was designed to comply with Rule 10b5-1 under the Exchange Act.

During 2021, we issued 300,859 shares of Common Stock for a total price of $9,076.  During 2022, we did not issue shares of Common Stock.   These amounts do not include shares issue for equity compensation to employees.

During the years ended December 31, 2022, 2021, and 2020, we had the following other significant financing transactions.  This excludes non-cash transactions.  See notes 19 and 20 in our consolidated financial statements included in our Annual Report on Form 10-K.

During 2022:
	o	We issued a new 2020 Senior Note for $2,250 and used the proceeds to pay off an existing 2020 Senior Note
	o	We paid dividends of $2,258 and distributions to the convertible non-controlling interest of $6,485
	o	We paid distributions of $2,236 to non-convertible non-controlling interest.
During 2021:
	o	We drew and repaid $17,500 on a revolving line of credit.
	o	We repaid $2,400 of the 2019 Senior Note
	o	We repaid $4,000 of redeemable financial instruments.
	o	We paid dividends of $671 and distributions to the convertible non-controlling interest of $1,970
	o	We raised $17,095 from investments by non-convertible non-controlling interest.
	o	We paid distributions of $2,735 to the non-convertible non-controlling interest.
During 2020:
	o	We drew and repaid $17,500 on a revolving line of credit.
	o	We received $2,166 in proceeds on the PPP loan.
	o	We raised $4,500 in proceeds from issuance of the 2020 Senior Notes.
	o	We repaid $9,163 of debt which included the Legacy Texas Credit Facility and the 2019 Senior Notes.
	o	We repaid $4,921 of redeemable financial instruments.
	o	We raised $13,489 from investments by non-convertible non-controlling interest.

Cash Flows

We have seven primary uses for capital:

(1)	To fund the operations of our Capital Markets business segment. Our Capital Markets business segment utilizes capital (i) to fund securities inventory to facilitate client trading activities; (ii) for risk trading for our own account; (iii) to fund our collateralized securities lending activities; (iv) for temporary capital needs associated with underwriting activities; (v) to fund business expansion into existing or new product lines including additional capital dedicated to our mortgage group as well as our matched book repo business; and (vi) to fund any operating losses incurred.
(2)	To fund the expansion of our Asset Management business segment. We generally grow our AUM by sponsoring new Investment Vehicles. The creation of a new Investment Vehicle often requires us to invest a certain amount of our own capital to attract outside capital to manage. Also, these new Investment Vehicles often require warehouse and other third-party financing to fund the acquisition of investments. Finally, we generally will hire employees to manage new Investment Vehicles and will operate at a loss for a startup period.
(3)	To fund investments. We make principal investments (including sponsor and other investments in SPACs) to generate returns. We may need to raise additional debt or equity financing in order to ensure we have the capital necessary to take advantage of attractive investment opportunities.
(4)	To fund mergers or acquisitions. We may opportunistically use capital to acquire other asset managers, individual asset management contracts, or financial services firms. To the extent our liquidity sources are insufficient to fund our future merger or acquisition activities, we may need to raise additional funding through an equity or debt offering. No assurances can be given that additional financing will be available in the future, or that if available, such financing will be on favorable terms.
(5)	To fund potential dividends and distributions. We sometimes pay dividends. Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon payment of dividends to our stockholders.
(6)	To fund potential repurchases of Common Stock. We have opportunistically repurchased Common Stock in private transactions as well through the 10b5-1 Plan. See note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.
(7)	To pay off debt as it matures. We have indebtedness that must be repaid as it matures. See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of December 31, 2022 and December 31, 2021, we maintained cash and cash equivalents of $29,101 and $50,567, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities	$(23,488)	$18,321	$41,435
Cash flow from investing activities	13,798	(22,534)	(11,948)
Cash flow from financing activities	(11,504)	13,161	3,789
Effect of exchange rate on cash	(272)	(377)	416
Net cash flow	(21,466)	8,571	33,692
Cash and cash equivalents, beginning	50,567	41,996	8,304
Cash and cash equivalents, ending	$29,101	$50,567	$41,996

See the statements of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

2022 Cash Flows

As of December 31, 2022, our cash and cash equivalents were $29,101, representing a decrease of $21,466 from December 31, 2021. The decrease was attributable to the cash used in operating activities of $23,488, the cash provided by investing activities of $13,798, the cash used in financing activities of $11,504, and the decrease in cash resulting from a change in exchange rates of $272.

The cash used in operating activities of $23,488 was comprised of (a) net cash outflows of $23,461 related to working capital fluctuations; (b) net cash inflows of $4,365 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, receivables under resale agreements, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) net cash outflows from other earnings items of $4,392 (which represents net income or loss adjusted for the following non-cash operating items: deferred taxes, other income / (expense), non-cash advisory revenue, realized and unrealized gains and losses on other investments, at fair value, other investments sold, not yet purchased, income / (loss) from equity method affiliates, equity-based compensation, depreciation, impairment of goodwill, and amortization).

The cash provided investing activities of $13,798 was comprised of (a) $27,091 in proceeds from sales of other investments, at fair value; (b) $3,054 in proceeds from sales of other investments sold, not yet purchased, at fair value; and (c) $77 in proceeds from distributions from equity method affiliates; partially offset by (d) $7,236 in cash used to purchase other investments, at fair value; (e) $6,001 in cash used to purchase other investments sold, not yet purchased, at fair value; (f) $2,614 of cash used to invest in equity method affiliates; and (g) $573 in purchases of furniture, equipment, and leasehold improvements.

The cash used in financing activities of $11,504 was comprised of (a) $2,250 of cash used to repay debt; (b) $234 of cash used to settle equity awards; (c) $2,558 of cash used to pay dividends on Common Stock; (d) $6,485 in cash used for distributions to the convertible non-controlling interest; and (e) $2,236 in cash used for distributions to the non-convertible non-controlling interests; partially offset by (f) $2,250 in proceeds from the issuance of debt and (g) $9 in cash proceeds from investments in the non-convertible non-controlling interests.

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

The cash used in investing activities of $22,534 was comprised of (a) $123,098 in purchases of other investments at fair value; (b) $59,098 in purchase of other investments sold, not yet purchased; (c) $8,392 in investments in equity method affiliates; (d) $1,028 in purchase of furniture, equipment, and leasehold improvements; partially offset by (e) $112,013 in sales and returns of principal of other investments, at fair value; (f) $56,820 in sales and returns of principal of other investments sold, not yet purchased; and (g) $249 in distributions from equity method affiliates.

The cash provided by financing activities of $13,161 was comprised of (a) $17,500 in proceeds from draws on revolving credit facility; (b) $9,076 in proceeds from sale of Common Stock; (c) $17,095 in proceeds from non-controlling interest investments; partially offset by (d) $17,500 in repayments on revolving credit facility; (e) $2,400 of repayment of debt; (f) $378 in cash used to net settle equity awards; (g) $857 of cash used to repurchase and retire Common Stock; (h) $2,734 in non-controlling interest distributions; (i) $1,970 in Operating LLC non-controlling interest distributions; (j) $4,000 in repayment of redeemable financial instrument, and (k) $671 in cash used for dividend payments on Common Stock.

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

The following table shows the impact of changes in these collateral deposits had on our cash flows in each period presented:

	Year Ended December 31,
	2022	2021	2020
Cash collateral held from repo and or reverse repo counterparties - End of Period	$4,301	$17,320	$41,119
Less: Cash collateral held from repo and or reverse repo counterparties - End of Period	17,320	41,119	9,524
Impact to cash flow from operations	$(13,019)	$(23,799)	$31,595

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the U.S. and CCFESA in France. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. CCFESA is subject to the regulations of the ACPR.  The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at December 31, 2022 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)

U.S.	$250
France	512
Total	$762

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at December 31, 2022 total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $48,106.  See note 25 to our consolidated financial statements included in this Annual Report on Form 10-K.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification requirements and restrictions.

Restrictions of Distributions of Capital from JVB

As of December 31, 2022, our total equity on a consolidated basis was $94,026  However, the total equity of JVB was $94,302.  Therefore, negative equity exists outside of JVB.  During certain periods of time, we have generated losses or negative cash flow outside of JVB.  We are dependent on taking distributions of income (and potentially returns of capital) from JVB to satisfy the cash needs outside of JVB, such as to cover losses incurred outside of JVB, to satisfy other obligations that come due outside of JVB, and to make investments outside of JVB.  However, we are subject to significant limitations on our ability to make distributions from JVB.  These limitations include limitations imposed by FINRA under rule 15c3-1 (described immediately above) and limitations under our line of credit with Byline Bank (see note 20 to our consolidated financial statements included in this Annual Report on Form 10-K).  Furthermore, counterparties to JVB have their own internal counterparty credit requirements.  The specific requirements are not generally shared with us.  However, if we take too much in capital distributions from JVB (beyond its net income), we may not be able to trade with certain counterparties which may cause JVB’s operations to deteriorate.

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

	For the Twelve Months Ended December 31, 2022	For the Twelve Months Ended December 31, 2021
Receivables under resale agreements
Period end	$437,692	$3,175,645
Monthly average	$1,628,141	$5,750,146
Maximum month end	$3,006,658	$7,299,538
Securities sold under agreements to repurchase
Period end	$452,797	$3,171,415
Monthly average	$1,649,310	$5,745,838
Maximum month end	$3,002,514	$7,289,275

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

DETAIL OF DEBT
(Dollars in Thousands)

	As of December 31,
Description	2022	2021	Interest Rate Terms	Interest (2)	Maturity
Non-convertible debt:
10.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	10.00%	January 2024
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	-	15,000	Fixed	8.00%	March 2023
Less unamortized debt issuance costs	-	(67)
	-	14,933
Junior subordinated notes (1):
Alesco Capital Trust I	28,125	28,125	Variable	8.41%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	8.88%	March 2035
Less unamortized discount	(23,601)	(24,164)
	24,524	23,961

Byline Bank	-	-	Variable	N/A	December 2023
Total	$29,024	$43,394

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are variable interest entities (“VIEs”) and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of December 31, 2022 on a combined basis is 19.79% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

As of December 31, 2022, we have the following sources of financing, which we account for as redeemable financial instruments.  See note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in thousands)

	As of December 31,
	2022	2021
JKD Investor	$7,868	$7,957
	$7,868	$7,957

Off-Balance Sheet Arrangements

Other than as described in note 10 (derivative financial instruments) and note 18 (variable interest entities) to our consolidated financial statements included in this Annual Report on Form 10-K, there were no material off balance sheet arrangements as of December 31, 2022.

Contractual Obligations

The table below summarizes our significant contractual obligations as of December 31, 2022 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements.  In addition, amortization of discount on debt is excluded.

CONTRACTUAL OBLIGATIONS
December 31, 2022
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$11,871	$2,643	$3,959	$3,022	$2,247
Maturity of 2020 Senior Notes	4,500	-	4,500	-	-
Interest on 2020 Senior Notes	563	450	113	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (1)	56,664	4,143	8,285	8,285	35,951
Redeemable Financial Instrument - JKD Capital Partners 1 (2)	7,868	7,868	-	-	-
Other Operating Obligations (3)	1,151	1,069	82	-	-
	$130,742	$16,173	$16,939	$11,307	$86,323

(1)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 8.41% (based on a 90-day LIBOR rate in effect as of December 31, 2022 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 8.88% (based on a 90-day LIBOR rate in effect as of December 31, 2022 plus 4.15%) was used to compute the contractual interest payment in each period noted.

(2)

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

How we determine fair value for securities

We account for our investment securities at fair value under various accounting literature, including Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments — Debt and Equity Securities (“ASC 320”), pertaining to investments in debt and equity securities and the fair value option of financial instruments in ASC 825, Financial Instruments (“ASC 825”). We also account for certain assets at fair value under applicable industry guidance such as: (a) FASB ASC 946, Financial Services-Investment Companies (“ASC 946”) and (b) FASB ASC 940-320, Proprietary Trading Securities (“ASC 940-320").

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

New issue and advisory

New issue and advisory revenue includes: (i) origination fees for financial instruments originated by the Company; (ii) revenue from advisory services; and (iii) new issue revenue associated with arranging the issuance of and placing newly created financial instruments.  New issue and advisory revenue is recognized when the Company’s performance obligations have been satisfied and collectability is reasonably assured.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40):  Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.  This ASU simplifies accounting for convertible instruments by removing major separation models currently required.  The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception.  The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.  We have determined that adoption will have an immaterial impact it may have on our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings ("TDRs") and Vintage Disclosures.  The amendments in this ASU eliminate TDR recognition and measurement guidance and instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan.  The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  We have determined adoption of this ASU will have no material effect on our financial statements or disclosures.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of December 31, 2022, we would have incurred a loss of $1,610 if the yield curve rose 100 bps across all maturities and a gain of $1,605 if the yield curve fell 100 bps across all maturities. As of December 31, 2021, we would have incurred a loss of $1,638 if the yield curve rose 100 bps across all maturities and a gain of $1,638 if the yield curve fell 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities.  These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We also hold a significant amount of equity in public companies that recently completed a merger with a SPAC we sponsored or invested in.  A significant portion of the equity we hold in these types of entities are subject to sale restrictions.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions or in some cases entering into derivatives trades to hedge this exposure.  We also have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies.  The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates.  Based on this analysis, as of December 31, 2022, our equity price sensitivity was $1,695 and our foreign exchange currency sensitivity was $0.  As of December 31, 2021, our equity price sensitivity was $3,068 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of December 31, 2022, a 100-bps change in the three-month LIBOR would have resulted in a change in our annual cash to be paid for interest in the amount of $481. A 100-bps adverse change in the market yield to maturity would have resulted in an increase in the fair value of the debt in the amount of $3,318 as of December 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15I and 15d-15(e) of the Exchange Act) as of December 31, 2022. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at December 31, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as described in the revised (2013) version in Internal Control-Integrated Framework. Based on this assessment, management believed that, as of December 31, 2022, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s auditors pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Our board of directors has adopted the Code of Conduct applicable to all directors, officers, and employees of the Company. The Code of Conduct is free and available on our website at http://cohenandcompany.com/investor-relations/corporate-governance/code-of-conduct/ and the Company intends to satisfy the disclosure requirements under Item 5.05 of the SEC’s Current Report on Form 8-K regarding amendments to, or waivers from, the Code of Conduct by posting such information on its website.

The information required by Item 10 is included in the sections entitled “Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and board of directors Information” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by Item 11 is included in the sections entitled “Executive Compensation” and “Compensation of Directors” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 with respect to the “Share Ownership of Certain Beneficial Owners and Management” is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

The following table provides information regarding the 2020 Long-Term Incentive Plan as of December 31, 2022.

	(a)	(b)	(c)
	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	761,324
Equity compensation plans not approved by security holders	-	-	-

(1)	See note 22 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the 2020 Long-Term Incentive Plan.

The remainder of the information required by Item 12 is included in the Section entitled “Share Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and board of directors Information — Director Independence” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 is included in the sections entitled “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(F) a) Documents filed as a part of this Annual Report on Form 10-K:

(F) 1) The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

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

10.16	Amendment No. 1 to Amended and Restated Employment Agreement, dated May 24, 2022, by and among Cohen & Company Inc., Cohen & Company, LLC, Daniel G. Cohen, J.V.B. Financial Group Holdings, LP and C&Co/Prince Ridge Partners LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022). +

10.17	2010 Executive Officers’ Cash Bonus Plan (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

10.18	Form of Award for 2010 Executive Officers’ Cash Bonus Plan (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010). +

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

10.21

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

10.27

Amendment No. 1 to Investment Agreement, dated as of March 6, 2019, by and between Cohen & Company, LLC and JKD Capital Partners I LTD (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 10-K filed with the SEC on March 8, 2019).

10.28	Amendment No. 2 to Investment Agreement, date February 13, 2023, by and between Cohen and Company, LLC and JKD Capital Partners I LTD.*

10.29	Securities Purchase Agreement, dated March 10, 2017, by and among IFMI, LLC, DGC Family Fintech Trust and Institutional Financial Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2017).

10.30

Convertible Senior Secured Promissory Note, dated March 10, 2017, issued by IFMI, LLC to DGC Family Fintech Trust in the aggregate principal amount of $15,000,000 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2017).

10.31	Amendment No. 1 to Convertible Senior Secured Promissory Note, dated September 25, 2020, by and between Cohen & Company, LLC and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

10.32

Investment Agreement, dated September 29, 2017, by and between Cohen & Company, LLC and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017).

10.33

Amendment No. 1 to Investment Agreement, dated as of September 25, 2019 and effective as of October 1, 2019, by and between Cohen & Company, LLC and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2019).

10.34

Amendment No. 2 to Investment Agreement, dated as of December 4, 2019 and effective as of October 1, 2019, by and between Cohen & Company, LLC and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2019).

10.35

Loan Agreement, dated as of April 25, 2018, by and among Cohen & Company Inc., Cohen & Company, LLC, J.V.B. Financial Group, LLC, J.V.B. Financial Group Holdings, LP, C&Co/PrinceRidge Partners LLC and MB Financial Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2018).

10.36

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

10.39	Amendment No. 1 to Senior Promissory Note, dated September 25, 2020, by and between Cohen & Company Inc. and the EBC 2013 Family Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

10.40

Securities Purchase Agreement, dated as of December 30, 2019, by and among Cohen & Company Inc., Cohen & Company, LLC, Daniel G. Cohen and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2019).

10.41	Amendment No. 1 to Securities Purchase Agreement, dated September 25, 2020, by and among Cohen & Company Inc., Cohen & Company, LLC, Daniel G. Cohen and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

10.42

Note Purchase Agreement, dated as of January 31, 2020, by and among Cohen & Company, LLC, JKD Capital Partners I LTD and RN Capital Solutions LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2020).

10.43

Amended and Restated Senior Promissory Note, dated January 31, 2022, issued by Cohen & Company, LLC to JKD Capital Partners I LTD in the aggregate principal amount of $4,500,000 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2022).

10.44	Cohen & Company Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2020).

10.45	Cohen & Company Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2020).

10.46	Amendment No. 1 to the Cohen & Company Inc. 2020 Long-Term Incentive Plan, dated April 1, 2021, to the original Cohen & Company Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 13, 2021).

10.47	Amendment No. 2 to the Cohen & Company Inc. 2020 Long-Term Incentive Plan, dated March 29, 2022, to the original Cohen & Company Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 2022).

10.48	Form of Restricted Stock Award under Cohen & Company Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2021).

10.49	Second Amended and Restated Revolving Note and Cash Agreement, dated December 21, 2022, by and between J.V.B. Financial Group, LLC and Byline Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2022).

10.50	Subscription Agreement, dated November 24, 2020, by and among INSU Acquisition Corp. II and Cohen & Company LLC, as subscriber (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2020).

10.51	Sponsor Share Cancellation and Vesting Agreement, dated as of November 24, 2020, by and among INSU Acquisition Corp. II and Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2020).

10.52	Equity Distribution Agreement, dated December 1, 2020, by and between Cohen & Company Inc. and Northland Capital Markets (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2020).

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

21.1	List of Subsidiaries. *

23.1	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm, regarding the financial statements of Institutional Financial Markets, Inc. *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted inline XBRL: (i) the Consolidated Balance Sheets at December 31, 2022 and December 31, 2021, (ii) the Consolidated Statements of Operations and Comprehensive Income / (Loss) for the Year Ended December 31, 2022, 2021 and 2020, (iii) the Consolidated Statement of Changes in Equity for the Year Ended December 31, 2022, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for Year Ended December 31, 2022, 2021 and 2020; and (v) Notes to Consolidated Financial Statements. *

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

DATE: March 9, 2023

COHEN & COMPANY INC.

By:	/S/ LESTER R. BRAFMAN
Lester R. Brafman Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Daniel G. Cohen	Executive Chairman	March 9, 2023
Daniel G. Cohen

/s/ G. Steven Dawson	Director	March 9, 2023
G. Steven Dawson

/s/ Jack J. Dimaio, Jr.	Vice Chairman	March 9, 2023
Jack J. DiMaio, Jr.

/s/ Jack Haraburda	Director	March 9, 2023
Jack Haraburda

/s/ Diana L. Liberto	Director	March 9, 2023
Diana L. Liberto

/s/ Douglas Listman	Chief Accounting Officer and Assistant Treasurer	March 9, 2023
Douglas Listman	(Principal Accounting Officer)

/s/ Joseph W. Pooler, Jr.	Executive Vice President, Chief Financial Officer and Treasurer	March 9, 2023
Joseph W. Pooler, Jr.	(Principal Financial Officer)

THIS PAGE INTENTIONALLY LEFT BLANK

COHEN & COMPANY INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Cohen & Company Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Cohen & Company Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Philadelphia, Pennsylvania

March 9, 2023

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$29,101	$50,567
Receivables from brokers, dealers, and clearing agencies	140,933	68,392
Due from related parties	787	4,581
Other receivables	9,527	3,203
Investments-trading	211,828	223,865
Other investments, at fair value	28,022	56,033
Receivables under resale agreements	437,692	3,175,645
Investments in equity method affiliates	8,929	48,238
Deferred income taxes	6,934	11,513
Goodwill	109	109
Right-of-use asset - operating leases	9,647	10,273
Other assets	3,546	3,885
Total assets	$887,055	$3,656,304

Liabilities
Payables to brokers, dealers, and clearing agencies	$134,985	$160,896
Accounts payable and other liabilities	11,439	22,819
Accrued compensation	12,434	22,577
Lease liability - operating leases	10,447	10,813
Trading securities sold, not yet purchased	133,957	62,512
Other investments sold, not yet purchased	78	2,488
Securities sold under agreement to repurchase	452,797	3,171,415
Redeemable financial instruments	7,868	7,957
Debt	29,024	43,394
Total liabilities	793,029	3,504,871

Commitments and contingencies (See Note 28)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized, 27,413,098 shares issued and outstanding, respectively	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,774,342 and 1,697,443 shares issued and outstanding, respectively, including 341,059 and 366,293 unvested or restricted share awards, respectively	17	17
Additional paid-in capital	72,801	72,006
Accumulated other comprehensive loss	(955)	(905)
Accumulated deficit	(25,151)	(9,204)
Total stockholders' equity	46,739	61,941
Non-controlling interest	47,287	89,492
Total equity	94,026	151,433
Total liabilities and equity	$887,055	$3,656,304

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in thousands, except share or per share information)

	Year Ended December 31,
	2022	2021	2020
Revenues
Net trading	$40,009	$69,385	$73,611
Asset management	9,004	10,923	8,759
New issue and advisory	24,721	28,736	2,234
Principal transactions and other income	(29,347)	37,324	45,506
Total revenue	44,387	146,368	130,110

Operating expenses
Compensation and benefits	50,290	85,048	59,902
Business development, occupancy, equipment	5,076	3,365	2,708
Subscriptions, clearing, and execution	8,274	10,307	9,887
Professional fee and other operating	8,153	7,684	7,068
Depreciation and amortization	557	371	334
Impairment of goodwill	-	-	7,883
Total operating expenses	72,350	106,775	87,782

Operating income / (loss)	(27,963)	39,593	42,328

Non-operating income / (expense)
Interest expense, net	(4,982)	(7,233)	(9,589)
Income/(loss) from equity method affiliates	(20,931)	36,010	(2,955)
Other non-operating income	-	2,127	-
Income / (loss) before income tax expense / (benefit)	(53,876)	70,497	29,784
Income tax expense (benefit)	4,794	(3,541)	(8,669)
Net income / (loss)	(58,670)	74,038	38,453
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	(23,203)	35,574	10,048
Enterprise net income (loss)	(35,467)	38,464	28,405
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	(22,078)	26,656	14,200
Net income / (loss) attributable to Cohen & Company Inc.	$(13,389)	$11,808	$14,205

Income / (loss) per share data (see Note 26):
Income / (loss) per common share-basic:
Basic income / (loss) per common share	$(9.43)	$9.95	$12.56
Weighted average shares outstanding-basic	1,420,383	1,187,029	1,131,085
Income / (loss) per common share-diluted:
Diluted Income / (loss) per common share	$(9.43)	$7.83	$7.66
Weighted average shares outstanding-diluted	1,420,383	5,284,925	5,091,087

Comprehensive income / (loss):
Net income / (loss)	$(58,670)	$74,038	$38,453
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	(206)	(244)	138
Other comprehensive income / (loss), net of tax of $0	(206)	(244)	138
Comprehensive income / (loss)	(58,876)	73,794	38,591
Less: comprehensive income / (loss) attributable to the non-controlling interest	(45,433)	62,060	24,351
Comprehensive income / (loss) attributable to Cohen & Company Inc.	$(13,443)	$11,734	$14,240

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statement of Changes in Equity

(Dollars in thousands)

	Cohen & Company Inc.
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2019	$27	$12	$68,714	$(34,519)	$(915)	33,319	$15,437	$48,756
Net income	-	-	-	14,205	-	14,205	24,248	38,453
Other comprehensive income	-	-	-	-	35	35	103	138
Acquisition of additional units in consolidated subsidiary, net	-	-	(1,765)	-	59	(1,706)	1,706	-
Equity-based compensation	-	1	239	-	-	240	12,313	12,553
Shares withheld for employee taxes	-	-	(15)	-	-	(15)	(39)	(54)
Purchase and retirement of common stock	-	-	(2,142)	-	-	(2,142)	-	(2,142)
Dividends/distributions to convertible non-controlling interest	-	-	-	(27)	-	(27)	(35)	(62)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	13,489	13,489
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(9,694)	(9,694)
Balance at December 31, 2020	$27	$13	$65,031	$(20,341)	$(821)	$43,909	$57,528	$101,437
Net income	-	-	-	11,808	-	11,808	62,230	74,038
Other comprehensive (loss)	-	-	-	-	(74)	(74)	(170)	(244)
Common stock issued, net	-	3	9,073	-	-	9,076	-	9,076
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	(1,929)	-	(10)	(1,939)	1,939	-
Equity-based compensation	-	1	790	-	-	791	14,927	15,718
Shares withheld for employee taxes	-	-	(102)	-	-	(102)	(276)	(378)
Purchase and retirement of common stock	-	-	(857)	-	-	(857)	-	(857)
Dividends/distributions to convertible non-controlling interest	-	-	-	(671)	-	(671)	(2,103)	(2,774)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	17,095	17,095
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(61,678)	(61,678)
Balance at December 31, 2021	$27	$17	$72,006	$(9,204)	$(905)	$61,941	$89,492	$151,433
Net (loss)	-	-	-	(13,389)	-	(13,389)	(45,281)	(58,670)
Other comprehensive (loss)	-	-	-	-	(54)	(54)	(152)	(206)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(338)	-	4	(334)	334	-
Equity-based compensation	-	-	1,209	-	-	1,209	3,181	4,390
Shares withheld for employee taxes	-	-	(76)	-	-	(76)	(158)	(234)
Dividends/distributions to convertible non-controlling interest	-	-	-	(2,558)	-	(2,558)	(6,485)	(9,043)
Convertible non-controlling interest investment	-	-	-	-	-	-	15,000	15,000
Non-convertible non-controlling interest investment	-	-	-	-	-	-	9	9
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(8,653)	(8,653)
Balance at December 31, 2022	$27	$17	$72,801	$(25,151)	$(955)	$46,739	$47,287	$94,026

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$(58,670)	$74,038	$38,453
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	4,390	15,718	12,553
Accretion of income on other investments, at fair value	-	-	(124)
Loss (gain) on other investments, at fair value	30,914	(35,421)	(43,413)
Loss (gain) on other investments, sold not yet purchased	(307)	(830)	(1,063)
Noncash advisory fees received	(7,416)	-	-
(Income) / loss from equity method affiliates	20,931	(36,010)	2,955
Depreciation and amortization	557	371	334
Impairment of goodwill	-	-	7,883
Amortization of discount on debt	630	860	736
Deferred tax provision / (benefit)	4,579	(4,116)	(8,877)
Other non-operating income - forgiveness of debt	-	(2,127)	-
Change in operating assets and liabilities, net:
Change in receivables from/ payables to brokers, dealers, and clearing agencies	(98,452)	(11,257)	(41,368)
Change in receivables from / payables to related parties, net	3,794	(3,872)	(2,346)
(Increase) decrease in other receivables	(6,324)	726	42,696
(Increase) decrease in investments-trading	12,037	19,096	64,891
(Increase) decrease in receivables under resale agreement	2,737,953	2,540,698	1,783,659
(Increase) decrease in other assets	981	(4,858)	4,340
Increase (decrease) in accounts payable and other liabilities	(11,769)	(19,189)	24,552
Increase (decrease) in accrued compensation	(10,143)	8,218	10,313
Increase (decrease) in trading securities sold, not yet purchased	71,445	18,073	(33,508)
Increase (decrease) in securities sold under agreement to repurchase	(2,718,618)	(2,541,797)	(1,821,231)
Net cash provided by (used in) operating activities	(23,488)	18,321	41,435
Investing activities
Purchase of investments - other investments, at fair value	(7,236)	(123,098)	(62,282)
Purchase of investments - other investments sold, not yet purchased, at fair value	(6,001)	(59,098)	(12,519)
Sales and returns of principal - other investments, at fair value	27,091	112,013	54,748
Sales and returns of principal - other investments sold, not yet purchased, at fair value	3,054	56,820	20,997
Investments in equity method affiliates	(2,614)	(8,392)	(12,675)
Distribution from equity method affiliate	77	249	-
Purchase of furniture, equipment, and leasehold improvements	(573)	(1,028)	(217)
Net cash provided by (used in) investing activities	13,798	(22,534)	(11,948)
Financing activities
Proceeds from draws on revolving credit facility	-	17,500	17,500
Repayment of draws on revolving credit facility	-	(17,500)	(17,500)
Proceeds from PPP loan	-	-	2,166
Proceeds from debt	2,250	-	4,500
Repayment of debt	(2,250)	(2,400)	(9,163)
Payments for debt issuance costs	-	-	(24)
Repayment of redeemable financial instrument	-	(4,000)	(4,921)
Cash used to net share settle equity awards	(234)	(378)	(54)
Proceeds from issuance of Common Stock	-	9,076	-
Purchase and retirement of Common Stock	-	(857)	(2,142)
Cohen & Company Inc. dividends	(2,558)	(671)	(27)
Operating LLC non-controlling interest distributions	(6,485)	(1,970)	(35)
Non-convertible non-controlling interest investment	9	17,095	13,489
Non-convertible non-controlling interest distributions	(2,236)	(2,734)	-
Net cash provided by (used in) financing activities	(11,504)	13,161	3,789
Effect of exchange rate on cash	(272)	(377)	416
Net increase (decrease) in cash and cash equivalents	(21,466)	8,571	33,692
Cash and cash equivalents, beginning of period	50,567	41,996	8,304
Cash and cash equivalents, end of period	$29,101	$50,567	$41,996

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements

December 31, 2022

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

The Company

The Company is a financial services company specializing in an expanding range of capital markets and asset management services. As of December 31, 2022, the Company had $2.12 billion in assets under management (“AUM”) of which $1.05 billion, was in collateralized debt obligations (“CDOs”). The remaining portion of AUM is from a diversified mix of Investment Vehicles (as defined herein).

In these financial statements, the “Company” refers to Cohen & Company Inc. and its subsidiaries on a consolidated basis.  Cohen & Company, LLC or the “Operating LLC” refers to the main operating subsidiary of the Company. “Cohen Brothers” refers to the pre-AFN Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “Cohen & Company Inc.” is used, it is referring to the parent company itself. “JVB Holdings” refers to J.V.B. Financial Holdings, LP; “JVB” refers to J.V.B. Financial Group LLC, a broker dealer subsidiary; "CCFESA" refers to Cohen & Company Financial Europe S.A., a majority owned subsidiary regulated by the Autorite de Controle Prudentiel et de Resolution ("ACPR"), a majority owned subsidiary; “CCFL” refers to Cohen & Company Financial Limited (formerly known as EuroDekania Management LTD), a subsidiary formerly regulated by the Financial Conduct Authority (formerly known as Financial Services Authority) in the United Kingdom; “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a subsidiary formerly regulated by the Central Bank of Ireland in Ireland.

The Company’s business is organized into the following three business segments.

Capital Markets: The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, gestation repo financing, new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, asset backed securities (“ABS”), mortgage backed securities (“MBS”), residential mortgage backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loan, and other structured financial instruments.  The Company operates its capital markets activities primarily through its subsidiaries: JVB in the United States, and CCFESA in Europe. A division of JVB, Cohen & Company Capital Markets ("CCM") is the Company's full-service boutique investment bank which focuses on M&A, capital markets, and SPAC advisory.

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

Principal Investing: The Company’s Principal Investing business segment is comprised of investments that the Company holds related to its SPAC franchise and other investments the Company has made for the purpose of earning an investment return rather than investments made to support the Company’s trading and other Capital Markets business segment activities.  These investments are included in the Company’s other investments, at fair value; other investments sold, not yet purchased; and investments in equity method affiliates in the Company’s consolidated balance sheets.

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

The Company carries out certain activities at the Operating LLC (including a material amount of its principal investing activities).  The remaining activities noted above were carried out through the following main operating subsidiaries of the Company as of December 31, 2022.

1.

Cohen & Company Financial Management, LLC (“CCFM”) is a wholly owned subsidiary of the Operating LLC and acts as asset manager and investment adviser to the Alesco III, Alesco IV, Alesco V, Alesco VI, and Alesco VIII CDOs. Alesco CDOs invest in bank and insurance company TruPS as well as insurance company subordinated debt.  CCFM also manages the SPAC Fund and SPAC Series Funds.

2.

Dekania Capital Management, LLC (“DCM”) is a wholly owned subsidiary of the Operating LLC and acts as asset manager and investment adviser to the Company’s Dekania Europe II and Dekania Europe III CDOs.  The Dekania Europe CDOs invest primarily in financial institution TruPS and insurance company subordinated debt denominated in Euros.  DCM also manages the U.S. Insurance JV.

3.

JVB is a wholly owned subsidiary of the Operating LLC. JVB is a securities broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”), and the Securities Industry Protection Corporation (“SIPC”).  JVB carries out the Company’s Capital Market business segment activities in the U.S.

4.

CCFL was previously regulated by the United Kingdom Financial Conduct Authority (“FCA”).  CCFL in the past acted as asset manager and investment adviser to the Company’s Dekania Europe III CDO. CCFL also carried out certain of the Company’s Capital Markets business segment activities in Europe including brokerage, advisory, and new issue services. During 2020, CCFL reduced its permissions with the FCA and no longer is a regulated entity. As a result no capital requirement is necessary in the United Kingdom.  The Company dissolved CCFL in April 2022.

5.	CCFESA is regulated by the Autorite de Controle Prudentiel et de Resolution ("ACPR"), performs asset management and capital market activities in France and the European Union.
6.

CCFEL was regulated by Central Bank of Ireland (“CBI”), and performed asset management and capital markets activities in Ireland and the European Union.  In 2021, the Company transferred CCFEL's activities to CCFESA and began the process of withdrawing from regulation under CBI.   As of December 31, 2022, CCFEL no longer carries out any regulated activity, having received approval of its withdrawal of authorizations from the CBI.

7.

Cohen & Compagnie SAS (formerly Cohen Fréres SAS), the Company’s French subsidiary, acts as a credit research adviser to DCM and CCFESA in analyzing the creditworthiness of insurance companies and financial institutions in Europe with respect to all assets included in the Dekania Europe CDOs and certain other Investment Vehicles.

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

CORRECTION OF AN IMMATERIAL ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the three months ended March 31, 2022, the Company determined that it had made an error when calculating its December 31, 2021 deferred tax asset and current tax payable related to its net operating loss carryforwards in certain local jurisdictions.  Accordingly, the Company recorded an adjustment in that period and revised the December 31, 2021 balances presented herein.  The below table shows the line items impacted and compares the amounts as previously stated to the revised amounts included in Item 1 of this report.

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

As of  December 31, 2018, the Company owned 67.60% of the economic and voting interests in the Operating LLC.  As a result of the issuance of additional equity interests in the Operating LLC during 2019 and the grant of a proxy from the owners of the additional equity interests, effective December 31, 2022 and 2021, the Company controlled 51.00% of the voting interest and owned 26.55% and 31.79%, respectively, of the economic interest of the Operating LLC.  Although the Company’s economic interests declined below 50%, it continues to consolidate the Operating LLC as it controls over 50% of the voting interests.  Earnings and loss are allocated to the Company and other members of the Operating LLC based on their economic interest rather than their voting interest. For the years ended December 31, 2022, 2021, and 2020, 73.45%, 70.61%, and 72.64%, respectively, of the Operating LLC’s income or loss were treated as a non-controlling interest as the result of the issuance of the additional equity interest in the Operating LLC during 2019. See notes 21, and 31.

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

C. Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU requires that financial instruments recorded as assets and at amortized cost as well as certain securities accounted for as available for sale be presented at the net amount expected to be collected.  The ASU requires the recording of a valuation allowance that is deducted from amortized cost and is based on expected credit losses.  This ASU does not apply to financial assets carried at fair value.  Therefore, this ASU does not apply to any financial asset that the Company classifies as investments-trading; other investments, at fair value; trading securities sold, not yet purchased; and other investments sold, not yet purchased.  However, reverse repurchase agreements are not carried at fair value and fall within the scope of this ASU.  ASC 326-20-35-6 contains simplifying provisions that apply to reverse repurchase agreements.  Because the Company requires its reverse repurchase counterparty to provide liquid collateral at all times (which is continually adjusted based on current market values) at an amount greater than the carrying value of the reverse repurchase agreement, the Company is allowed to assume zero credit losses and no valuation allowance is recorded.   If, for some reason, the amount of collateral should fall below the carrying value of the reverse repurchase agreement, the total valuation allowance recorded is limited to that difference. The Company adopted the provisions of ASU 2016-13 effective January 1, 2020.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU eliminate Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The Company adopted the provisions of ASU 2017-04 effective January 1, 2020.  The Company recorded an impairment of goodwill for the twelve months ended December 31, 2020.  See note 13.  This impairment charge was not the result of the adoption of ASU 2017-04.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Certain aspects of this topic were later enhanced and clarified in January 2021 when the FASB issued ASU 2021-01 Reference Rate Reform (Topic 848).  These ASUs provides temporary optional guidance to ease the burden in accounting for reference rate reform by providing optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.  The ASU is intended to help stakeholders during the global market-wide reference rate transition period and will be in effect for a limited time through December 31, 2022. In December 2022, FASB issued ASU 2022-06 (Topic 848) and deferred the sunset date from December 31, 2022 to December 31, 2024. The Company’s adoption of the provisions of ASU 2020-04 and ASU 2021-01, effective March 12, 2020, is on a prospective basis.  The adoption of this ASU did not have a material impact on the Company's consolidated financial statements. See note 20.

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

In October 2020, the FASB issued ASU 2020-10 Codification Improvements.  The ASU affects a wide variety of Topics in the Codification. The ASU, among other things, contains amendments that improve consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section.  Many of the amendments arose because the FASB provided an option to give certain information either on the face of the financial statements or in the notes to financial statements and that option only was included in the Other Presentation Matters Section of the Codification. The option to disclose information in the notes to financial statements should have been codified in the Disclosure Section as well as the Other Presentation Matters Section (or other Section of the Codification in which the option to disclose in the notes to financial statements appears).The Company’s adoption of the provisions of ASU 2020-10, effective January 1, 2022, did not have an effect on the Company’s consolidated financial statements.

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

For financial instruments held outside of JVB, the Company accounts for them under ASC 320.  ASC 320 requires that the Company classify its investments as either (i) held to maturity, (ii) available for sale, or (iii) trading. This determination is made at the time a security is purchased. ASC 320 requires that both trading and available for sale securities are to be carried at fair value. However, in the case of trading assets, both unrealized and realized gains and losses are recorded in the statement of operations. For available for sale securities, only realized gains and losses are recognized in the statement of operations while unrealized gains and losses are recognized as a component of other comprehensive income (“OCI”). However, if the reporting entity elects to account for an otherwise available for sale security under the fair value option (ASC 825), then the security is accounted for at fair value with both unrealized and realized gains recorded in the statement of operations.   In all the periods presented, all securities accounted for under ASC 320 were either classified as trading or available for sale. No securities were classified as held to maturity. Furthermore, the Company elected the fair value option, in accordance with ASC 825, for all securities that were classified as available for sale. Therefore, for all periods presented, all securities owned by the Company were accounted for at fair value with unrealized and realized gains and losses recorded in the consolidated statement of operations.

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

Other investments sold, not yet purchased

Other investments sold, not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. These investments differ from investments classified as trading securities sold, not yet purchased as they are either acquired for purposes of earning a return rather than to support the Company’s trading or matched book operations or they are acquired as an economic hedge to investments classified as other investments, at fair value.  The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the statement of financial condition. Unrealized and realized gains and losses on other investments sold, not yet purchased are recorded as a component of principal transactions and other in the consolidated statement of operations.

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

The Company may, from time to time, enter into derivatives to manage its risk exposures arising from (i) fluctuations in foreign currency rates with respect to the Company’s investments in foreign currency denominated investments; (ii) the Company’s investments in interest sensitive investments; (iii) the Company's investments in equities; and (iv) the Company’s facilitation of mortgage-backed trading. Derivatives entered into by the Company, may include (a) foreign currency forward contracts; (b) purchase and sale agreements of TBAs and other forward agency MBS contracts; and (c) other extended settlement trades.

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

G. Receivables from and payables to brokers, dealers, and clearing agencies

Receivables from brokers, dealers, and clearing agencies may include amounts receivable for deposits placed with clearing agencies, funds in the Company’s accounts held with clearing agencies, and amounts receivable from securities or repo transactions that have failed to deliver.  Payables to brokers, dealers, and clearing agencies may include amounts payable from securities or repo transactions that have failed to receive as well as amounts borrowed from clearing agencies under margin loan arrangements.  In addition, receivables or payables arising from unsettled regular way trades is reflected on a net basis either as a component of receivables from or payables to brokers, dealers, and clearing agencies.  These receivables are subject to the requirements of ASU 2016-13, which potentially may require the recording of credit losses.  The Company’s trades and contracts are cleared through a clearing organization and settled daily between the clearing organization and the Company. Because of this daily settlement, the amount of unsettled credit exposures is limited to the amount owed the Company for a very short period of time.  The Company continually reviews the credit quality of its counterparties and has not incurred a material loss.   As a result, the Company has not recorded a credit loss allowance on these receivables.  See note 6.

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

J. Variable Interest Entities

ASC 810 contains the guidance surrounding the definition of a VIE, the definition of variable interests, and the consolidation rules surrounding VIEs.  In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company has variable interests in VIEs through its management contracts and investments in various securitization entities including CLOs and CDOs, SPAC Fund, and SPAC Sponsor Entities.

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

M.  Redeemable Financial Instruments

Redeemable financial instruments are investments made in the Operating LLC or other operating subsidiaries.  These investments entitle the holder to an investment return that is variable and is based on the operating results of certain business units of the Company.  These investments can be redeemed by the Company under certain circumstances or the holder may require redemption under certain circumstances.  However, there are no fixed maturity dates.  The Company treats these investments as liabilities and carries these investments at the redemption value plus any accrued and unpaid investment return on its consolidated balance sheets.  The redemption value is included in redeemable financial instruments and the accrued and unpaid investment return is included in accounts payable and other liabilities in the consolidated balance sheets.  Investment return is recorded on an accrual basis and is included as a component of interest expense in the consolidated statements of operations. See note 19 and 31.

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

New issue and advisory

New issue and advisory revenue include: (i) new issue revenue associated with originating, arranging, or placing newly created financial instruments, (ii) revenue from advisory services, and (iii) new issue revenue associated with arranging the issuance of and placing newly created financial instruments.  New issue and advisory revenue is recognized when the Company’s performance obligations have been satisfied and payment is earned and collectability is reasonably assured.

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

P. Leases

The Company leases office space, certain computer and related equipment and a vehicle under a non-cancelable operating lease.  From time to time, the Company sub-leases office space to other tenants. Under the requirements of ASC 842, the Company determines if an arrangement is a lease at the inception date of the contract.  The Company measures operating lease liabilities using an estimated incremental borrowing rate as there is no rate implicit in the Company’s operating lease arrangements.  An incremental borrowing rate was calculated for each operating lease based on the term of the lease, the U.S. Treasury term interest rate, and an estimated spread to borrow on a secured basis.  During the periods presented, all leases to which the Company was a party are classified as operating leases and rent expense was recognized on a straight-line basis and included as a component of business development, occupancy, and equipment in the consolidated statements of operations.

Q. Non-Controlling Interest

The equity interests of any consolidated subsidiary that are not owned by the Company are treated as non-controlling interests. See note 21.

R. Equity-Based Compensation

The Company accounts for equity-based compensation issued to its employees using the fair value-based methodology prescribed by the provisions related to share-based payments included in FASB ASC 718, Compensation-Stock Compensation (“ASC 718”). In the periods presented herein, the Company had three different types of grants that fall under ASC 718.

First, the Company may grant to employees and directors restricted common stock in Cohen & Company Inc.  These grants vest over a period of time and only have service based vesting criteria.  In these cases, the Company determines the fair value of the grants by taking the closing stock price of Cohen & Company Inc. on the grant date and multiplying it by the number of restricted shares granted.  The recipient is entitled to dividends during the vesting period but they are paid only if (and to the extent) the restricted share grant ultimately vests.  Any dividends paid for periods prior to vesting are treated as compensation expense.  The Company recognizes the expense over the service period on a straight line basis.  The Company assumes no forfeitures up front and records forfeitures as they occur by reducing expense.

Second, the Company may grant to employees operating units of the Operating LLC.  These grants also vest over a period of time and only have service based vesting criteria.  Because there is a fixed exchange ratio between units of the Operating LLC and shares of Cohen & Company Inc., the fair value of the grant is calculated by taking the closing stock price of Cohen & Company Inc. on the grant date, adjusting for the exchange ratio, and then multiplying by the number of units of the Operating LLC granted.  The recipient is entitled to distributions during the vesting period but they are paid only if (and to the extent) the unit grant ultimately vests.  Any distributions paid for periods prior to vesting are treated as compensation expense.  The Company recognizes the expense over the service period on a straight line basis.  The Company assumes no forfeitures up front and record forfeitures as they occur by reducing expense.

Third, employees may invest in the membership interests of consolidated SPAC sponsor entities.  Because these entities are consolidated and the employees are investing in the consolidated company's non-controlling interest, these equity interests fall under ASC 718.  Generally, the employee invests a de-minimus amount and receives an allocation of the founder shares held by the sponsor entity.  The investment generally does not have any explicit vesting criteria associated with it.  Generally, the employee's investment will be worthless if the SPAC in which the sponsor entity has invested is liquidated and it will become worth something if the SPAC completes its business combination.  Therefore, the Company treats these grants as having a performance condition (i.e. the completion of the SPAC business combination).  Further, at the time of the investments, the Company treats this performance condition as being non-probable.  The effect of this is that the Company records no expense related to these investments until (and only if) the business combination is completed.  Upon completion of the business combination, the Company records compensation expense in an amount equal to the fair value of the grant.  The fair value of the grant is equal to the public trading price of the SPAC on the date the business combination is completed adjusted for certain sale restrictions imposed on the shares the employee receives (generally, the shares are restricted for sale for some time period and subject to certain hurdle prices before they become freely tradeable).  The Company uses a Monte Carlo simulation model to determine the appropriate discount to place on shares that are subject to hurdle prices.  The compensation amount is recorded with an offsetting credit to non-controlling interest.  From that point forward, the shares received by the employee are treated as part of the non-controlling interest and allocated income, expense, gains, and losses accordingly until the applicable sponsor entity is liquidated or otherwise de-consolidated.

S. Accounting for Income Taxes

Cohen & Company Inc. is treated as a C corporation for United States federal and state income tax purposes.  The Company’s voting-controlled subsidiary, the Operating LLC, is treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which it does business. However, in the periods presented, the Operating LLC or its subsidiaries have been subject to entity level income taxes in certain foreign jurisdictions as well as New York City and Philadelphia.

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

V. Business Concentration

A significant portion of the Company’s asset management revenues in a year may be derived from a small number of transactions. For the year ended December 31, 2022, the Company earned asset management revenue of $3,454 from CDOs and $5,550 from other investment funds.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the Company's debt was assumed in the AFN Merger and recorded at fair value as of that date. As of December 31, 2022 and 2021, the fair value of the Company’s debt was estimated to be $34,679 and $54,284, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the valuation hierarchy.

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

X. Investments in Special Purpose Acquisition Companies ("SPACs") Sponsor Entities

The Company invested in the sponsor entities of SPACs.  Sponsor entities are limited liability companies (each an "LLC") that pool their members' interests and invest in the private placement of a SPAC.  The SPAC will also raise funds in a public offering and seek to complete a business combination within an agreed upon time frame.  The SPAC will use the proceeds raised from the private placement to pay transaction and operating expenses during the period it is seeking a business combination.  The proceeds of the public offering are placed in an interest bearing trust and can only be used to complete the business combination.  Generally, the public investors must approve any business combination prior to its effectiveness.  If a business combination is not completed within the agreed upon time frame, the SPAC will liquidate and return the public investors' investment to them.  If there are funds remaining after liquidation, the sponsor entities may receive some portion of their investment back, but likely they will suffer a total loss of their investment.  If the business combination is completed, the sponsor entities private placement in the SPAC entitles them to a combination of unrestricted common stock, restricted common stock, and (in some cases) warrants of the post-business combination SPAC (which is a publicly traded company).  The following summarizes the Company's accounting policies related to its investments in these entities:

•	The sponsor entities are LLCs that give all important decision making rights to their respective managing member. Furthermore, the other members of the LLC cannot replace the managing member. Accordingly, the Company has concluded that the sponsor entities are VIEs and the managing member has the power to direct its most important economic activities. In all cases where the Company was a the managing member of a sponsor entity, it has also had a significant economic interest in such sponsor entity and therefore consolidates such sponsor entity.
•	In all cases where the Company had consolidated a sponsor entity, it has determined that the sponsor entity's private placement investment in the SPAC that it sponsors should be treated as an equity method investment during the SPAC's pre-business combination period. Furthermore, because of the difficulty of determining the fair value of such an investment in the SPAC's pre-business combination period, the Company has chosen to not elect the fair value option.
•	If a SPAC completed its business combination, the sponsor entity's investment in the SPAC was converted to a combination of unrestricted and restricted shares in the post-business combination SPAC. At this point (assuming the Company consolidated the sponsor entity), the Company accounted for the shares received at fair value. It reclassified any remaining equity method investment to other investments, at fair value and recorded principal transactions income for the difference. The Company recorded non-controlling interest expense for the SPAC shares that were distributable to the non-controlling interest holders of the sponsor entity. The fair value of the unrestricted shares received is equal to the public trading price of the SPAC on the date of the business combination. The fair value of the restricted shares received was adjusted downwards from the public trading price for certain sale restrictions imposed (generally, they are restricted for sale for some time period and subject to certain hurdle prices before they became freely tradeable). The Company uses a Monte Carlo simulation model to determine the appropriate discount to place on shares that are subject to hurdle prices. In the case of a SPAC business combination where the Company consolidated the sponsor entity, generally there is also an equity-based compensation entry to be recorded at the date of the business combination. See equity-based compensation section above. The Company will continue to mark the sponsor entity's investment in the SPAC to market and record principal transactions income or loss and offsetting non-controlling interest income or expense until the sponsor entity itself distributes all of the SPAC shares it owns to its members and liquidates. At that point, the Company held the SPAC shares directly (rather than through a consolidated subsidiary) and recorded principal transaction income and loss until the SPAC shares were liquidated.
•	The Company also invested in sponsor entities that it does not consolidate because it was not the managing member of such sponsor entity or otherwise did not have the power to direct the sponsor entity's most important activities. In these cases, the Company treated its investment in the sponsor entity as an equity method investment. Furthermore, because of the difficulty of determining the fair value of such an investment in the applicable SPAC's pre-business combination period, the Company has chosen to not elect the fair value option.
•	If a SPAC completed a business combination and the Company had an equity method investment in the associated sponsor entity, upon completing a business combination, the sponsor entity recorded income equal to the difference between the fair value of the restricted and unrestricted shares it received and the carrying value of its equity method investment in the SPAC. The Company recognized its share of this gain as income from equity method affiliates. The sponsor entity continued to mark its investment in the SPAC to market after the business combination and the Company recognized its share of the change in fair value as income or loss from equity method affiliates. Once the sponsor entity distributed the Company's share of the SPAC shares it owned, the Company reclassified its investment from investment in equity method affiliate to other investments, at fair value as the Company held the SPAC shares directly (rather than through an equity method investee). The Company then recorded principal transactions income and loss until the SPAC shares are liquidated.
•	If a SPAC liquidated and the Company had an investment in it (either directly in the case of consolidated sponsor entities or indirectly in the case of equity method sponsor entities), the Company wrote off its remaining equity method balance and recorded a loss on its equity method investment. In the case of consolidated sponsor entities, the Company recorded an offsetting entry to non-controlling interest.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings ("TDRs") and Vintage Disclosures.  The amendments in this ASU eliminate TDR recognition and measurement guidance and instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan.  The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The Company has concluded the implementation will not have a material impact on the Company's financial statements or disclosures.

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

4. INSURANCE SPAC INVESTMENTS AND OTHER RECENT EVENTS

Conversion of the 2017 Convertible Note

On March 10, 2017, the Operating LLC issued to DGC Family Fintech Trust (the “DGC Trust”), a trust established by Daniel G. Cohen, a convertible senior secured promissory note in the aggregate principal amount of $15,000 (the "2017 Convertible Note").  On March 20, 2022, the DGC Trust elected to convert the 2017 Convertible Note into an aggregate of 10,344,827 units of membership interests in the Operating LLC at the conversion rate specified in the 2017 Convertible Note agreement of $1.45 per unit. As a result of such conversion, the 2017 Convertible Note was cancelled in its entirety.  These units of membership interests have the same conversion and redemption rights as the existing convertible non-controlling interest units of membership interest.  See note 20.

Pursuant to the DGC Trust’s governing documents, Daniel G. Cohen has the ability to acquire at any time any of the DGC Trust’s assets, including the units of membership interests, by substituting other property of an equivalent value without the approval or consent of any person, including any trustee or beneficiary of the DGC Trust. See Notes 21 and 31.

The 2020 Senior Notes

On January 31, 2022, the Operating LLC and JKD Investor entered into a Note Purchase Agreement.  On  January 31, 2020, the Operating LLC entered into a Note Purchase Agreement (the “Original Purchase Agreement”) with JKD Capital Partners I LTD, a New York corporation (“JKD Investor”), and RN Capital Solutions LLC, a Delaware limited liability company (“RNCS”).  The JKD Investor is owned by Jack DiMaio, Jr., the vice chairman of the Company’s board of directors and his spouse.  The note purchased by the JKD Investor is herein referred to as the “JKD Note.”

Pursuant to the Original Purchase Agreement, JKD Investor and RNCS each purchased a senior promissory note in the principal amount of $2,250 (for an aggregate investment of $4,500).  The senior promissory notes bore interest at a fixed rate of 12% per annum and matured on  January 31, 2022, pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor an Amended and Restated Senior Promissory Note in the aggregate principal amount of $4,500 (the “Amended and Restated Note”), which Amended and Restated Note amended and restated the JKD Note in its entirety.  The 2022 Purchase Agreement contains customary representations and warranties on the part of each of JKD Investor and the Operating LLC. The Company used these proceeds to retire $2,250 of existing 2020 Senior Notes held by RNCS.  See note 20 and 31.

Commercial Real Estate Opportunities ("CREO") JV

On September 3, 2021, the Company committed to invest up to $15,000 of equity in a newly formed joint venture (the “CREO JV”) with an outside investor that committed to invest approximately $435,000 of equity in the CREO JV.  The Company is required to invest 7.5% of the total equity of the CREO JV with an absolute limit of $15,000. The CREO JV is managed by the Company.

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

The Company elected the fair value option in accordance with the provisions of ASC 820 to account for its equity method investment in the CREO JV.  The investment is included in other investments, at fair value on the consolidated balance sheets and gains and losses (both realized and unrealized) are recognized in the consolidated statement of operations as a component of principal transactions and other income.  Because the CREO JV has the attributes of investment companies as described in ASC 946-15-2, the Company estimates the fair value of its investment using the net asset value (“NAV”) per share (or its equivalent) as of the reporting date in accordance with the “practical expedient” provisions related to investments in certain entities that calculate NAV per share (or its equivalent) included in ASC 820 for all entities. As of December 31, 2022, the Company's investment balance in the CREO JV was $6,568.

Wind Down of the Company's GCF Repo Business

During the years 2017 through 2021, the Company carried out a matched book GCF repo business as a full-netting member of the FICC Government Services Division.  In October 2021, primarily due to reduced spreads in the repo market for GCF collateral, the Company decided to wind down this business.  As of  December 31, 2021, the wind down was completed and the GCF reverse repurchase agreements and repurchase agreements balances were reduced to zero. See note 11.

INSU Acquisition Corp III ("Insurance SPAC III")

The Operating LLC was the manager of Insurance Acquisition Sponsor III, LLC (“IAS III”) and Dioptra Advisors III, LLC (together with IAS III, the “Insurance SPAC III Sponsor Entities”). The Insurance SPAC III Sponsor Entities were sponsors of INSU Acquisition Corp. III ("Insurance SPAC III"). On December 22, 2020, Insurance SPAC III completed the sale of 25,000,000 units (the Insurance SPAC III Units") in its initial public offering ("IPO"). Each Insurance SPAC III Unit consisted of one share of Insurance SPAC III's class A common stock, par value $0.0001 per share ("Insurance SPAC III Common Stock"), and one-third of one Insurance SPAC III warrant (each, an "Insurance SPAC III Warrant"), where each whole Insurance SPAC III Warrant entitled the holder to purchase one share of Insurance SPAC III Common Stock for $11.50 per share. The Insurance SPAC III Units were sold in the IPO at an offering price of $10.00 per unit. If Insurance SPAC III failed to consummate a business combination within the first 24 months following the IPO, its corporate existence would cease except for the purpose of winding up its affairs and liquidating its assets.

The Operating LLC loaned to Insurance SPAC III approximately $71 to cover IPO expenses, which was repaid in full at the closing of the IPO. IAS III and its affiliates, including the Operating LLC, committed to loan Insurance SPAC III up to an additional $1,500 to cover operating and acquisition related expenses following the IPO, of which $960 was borrowed by Insurance SPAC III. See notes 31 and 32.  The loans bore no interest, and if the Insurance SPAC III consummated a business combination in the required time period, the loans were to be repaid from the funds held in Insurance SPAC III’s trust account. If Insurance SPAC III did not consummate a business combination in the required time frame, no funds from Insurance SPAC III's trust account could be used to repay the loans.

On November 18, 2022, Insurance SPAC III announced it would not consummate an initial business combination within the time period required and that it intended to dissolve and liquidate, effective as of the close of business on December 22, 2022, and redeem all of the Insurance SPAC III Common Stock and each Insurance SPAC Warrant that were included in its IPO, at a per-share redemption price of approximately $10.09. As of the close of business on December 22, 2022, the Insurance SPAC III Common Stock and each Insurance SPAC Warrant were deemed cancelled and represented only the right to receive the redemption amount.

In order to provide for the disbursement of funds from the trust account, Insurance SPAC III instructed the trustee of the trust account to take all necessary actions to liquidate the securities held in the trust account. The proceeds of the trust account were held in a non-interest bearing account while awaiting disbursement to the holders of the Public Shares. Record holders will receive their pro rata portion of the proceeds of the trust account, less $100 of interest to pay dissolution expenses and net of taxes payable. Insurance SPAC III Sponsor Entities agreed to waive their redemption rights with respect to their outstanding shares of Class B common stock issued prior to the Insurance SPAC III IPO. There will be no redemption rights or liquidating distributions with respect to each Insurance SPAC III Warrant, which will expire worthless.

As a result of the liquidation of Insurance SPAC III, the Company recorded an equity method loss of $5,896 for the year ended December 31, 2022, which included a write-off of the amounts advanced to Insurance SPAC III from the Operating LLC as well as amounts invested.  Of this loss, $4,808 was allocated to the non-convertible non-controlling interests. Therefore, the net impact to the Operating LLC was $1,088.

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING
(Dollars in Thousands)

	For the Year Ended December 31,
	2022	2021	2020
Net realized gains / (losses)- trading inventory	$12,583	$21,103	$31,269
Net unrealized gains / (losses)-trading inventory	(2,463)	(3,069)	2,076
Gains and losses	10,120	18,034	33,345

Interest income-trading inventory	2,888	5,958	7,759
Interest income-reverse repos	47,023	78,064	92,389
Interest income	49,911	84,022	100,148

Interest expense-repos	(31,021)	(40,269)	(65,030)
Interest expense-LegacyTexas Credit Facility	-	-	(39)
Interest expense-margin payable	(2,680)	(706)	(1,134)
Interest expense	(33,701)	(40,975)	(66,203)

Other trading revenue	13,679	8,304	6,321

Net trading	$40,009	$69,385	$73,611

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  For discussion of margin payable, see note 6. Other trading revenue includes revenue earned on our agency repo business. See note 11.

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	As of December 31,
	2022	2021
Deposits with clearing organizations	$250	$250
Unsettled regular way trades, net	-	2,827
Receivable from clearing organizations	140,683	65,315
Receivables from brokers, dealers, and clearing agencies	$140,933	$68,392

 Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	As of December 31,
	2022	2021
Unsettled regular way trades, net	$3,238	$-
Margin payable	131,747	160,896
Payables to brokers, dealers, and clearing agencies	$134,985	$160,896

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

Margin payable represents amounts borrowed from Pershing, LLC and Cantor Fitzgerald to finance the Company’s trading portfolio.  See note 5 for interest expense incurred on margin payable. All of the Company's securities included in investments-trading and a portion of the Company's securities included in other investments, at fair value serve as collateral for this margin loan.  See note 8.

7. OTHER RECEIVABLES

Other receivables consisted of the following.

OTHER RECEIVABLES
(Dollars in Thousands)

	As of December 31,
	2022	2021
Asset management fees receivable	$936	$962
New issue fees receivable	167	-
Cash collateral due from repo and/or reverse repo counterparties	4,301	-
Accrued interest receivable	2,561	1,394
Revenue share receivable	138	108
Agency repo income receivable	806	419
Miscellaneous other receivables	618	320
Other receivables	$9,527	$3,203

Asset management fees receivable are of a routine and short-term nature.  These amounts are generally accrued monthly and paid on a monthly or quarterly basis.

New issue fees receivable represents fees due for new issue and advisory services.

When the Company enters into a reverse repo, the Company obtains collateral in excess of the principal of the reverse repo.  The Company accepts collateral in the form of liquid securities or cash.  If the value of the securities the Company receives as collateral increases, the Company’s reverse repo counterparties may request a return of a portion of their collateral with a value of such increases.  In some cases, the Company will return to such reverse repo counterparties cash instead of securities.  In that case, the Company includes the cash returned as a component of other receivables (cash due from counterparties).

When the Company enters into repo transactions, the Company provides collateral to the Company’s repo counterparties in excess of the principal balance of the repo.  The Company’s counterparties accept collateral in the form of liquid securities or cash.  To the extent the Company provides the collateral in cash, the Company includes it as a component of other receivables (cash due from counterparties).

Accrued interest receivable represents interest and dividends accrued on the Company’s investment securities included as a component of investments-trading or other investments, at fair value. Interest payable on securities sold, not yet purchased is included as a component of accounts payable and other liabilities in the table entitled Accounts Payable and Other Liabilities below.

Revenue share receivable represents the amount due to the Company for the Company’s share of a revenue arrangement generated from an entity in which the Company receives a share of the entity’s revenue.

Agency repo income receivable represents income receivable on gestation repo trades.  See note 11.

Miscellaneous other receivables are receivables that are of a short-term nature.

8. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	As of December 31,
	2022	2021
U.S. Treasury securities	$12,392	$-
U.S. government agency MBS and CMOs	97,276	134,093
U.S. government agency debt securities	19,683	22,373
RMBS	7	9
Residential mortgage loans	13,506	-
ABS	1	1
Corporate bonds and redeemable preferred stock	44,572	45,519
Foreign government bonds	-	467
Municipal bonds	19,502	18,841
Certificates of deposit	-	169
Derivatives	4,669	1,275
Equity securities	220	1,118
Investments-trading	$211,828	$223,865

Substantially all of the Company's investments-trading serve as collateral for the Company's margin loan payable.  See note 6.

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	As of December 31,
	2022	2021
U.S. Treasury securities	$71,386	$29,513
U.S. government agency MBS and CMOs	1	1
U.S. government agency debt securities	32	-
Corporate bonds and redeemable preferred stock	61,310	32,574
Derivatives	1,177	424
Equity securities	51	-
Trading securities sold, not yet purchased	$133,957	$62,512

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

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	As of December 31, 2022
	2022	2021
Equity securities	$13,725	$27,104
Restricted equity securities	3,135	17,078
Corporate bonds and redeemable preferred stock	476	476
CREO JV	6,568	5,830
U.S. Insurance JV	3,459	3,450
SPAC Fund	527	1,980
Residential loans	132	115
Other investments, at fair value	$28,022	$56,033

A total of $1,673 and $15,563 of the amounts shown in other investments, at fair value above serve as collateral for the Company's margin loan payable for the years ended December 31, 2022 and 2021, respectively.  See note 6.

OTHER INVESTMENTS SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	As of December 31, 2022
	2022	2021
Equity securities	$78	$2,488
Other investments sold, not yet purchased	$78	$2,488

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

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations. All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets. The Company recognized net gains (losses) of  ($30,914) , $35,421, and $43,413, related to changes in fair value of investments that are included as a component of other investments, at fair value during the years ended December 31, 2022, 2021, and 2020, respectively. The Company recognized net gains (losses) of  $307, $830, and $1,063 related to changes in fair value of investments that are included as a component of other investments, sold not yet purchased during the years ended December 31, 2022, 2021, and 2020, respectively.

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

3.	Pricing models whose inputs are derived, other than quoted prices, and are observable for substantially the full term of the asset or liability; or
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

The following tables present information about the Company’s assets and liabilities measured at fair value as of  December 31, 2022 and 2021 and indicates the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2022
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. Treasury securities	$12,392	$12,392	$-	$-
U.S. government agency MBS and CMOs	97,276	-	97,276	-
U.S. government agency debt securities	19,683	-	19,683	-
RMBS	7	-	7	-
Residential mortgage loans	13,506	-	13,506	-
ABS	1	-	1	-
Corporate bonds and redeemable preferred stock	44,572	-	44,572	-
Municipal bonds	19,502	-	19,502	-
Derivatives	4,669	-	4,669	-
Equity securities	220	220	-	-
Total investments - trading	$211,828	$12,612	$199,216	$-

Other investments, at fair value:
Equity securities	$13,725	13,725	$-	$-
Restricted equity securities	3,135		3,135	-
Corporate bonds and redeemable preferred stock	476	-	476	-
Residential loans	132	-	132	-
	17,468	$13,725	$3,743	$-
Investments measured at NAV (1)	10,554
Total other investments, at fair value	$28,022

Liabilities
Trading securities sold, not yet purchased:
U.S. government agency MBS and CMOs	$1	$-	$1	$-
U.S. government agency debt securities	32	-	32	-
U.S. Treasury securities	71,386	71,386	-	-
Corporate bonds and redeemable preferred stock	61,310	-	61,310	-
Derivatives	1,177	-	1,177	-
Equity securities	51	51	-	-
Total trading securities sold, not yet purchased	$133,957	$71,437	$62,520	$-

Other investments, sold not yet purchased:
Equity securities	$78	$78	$-	$-
Total other investments, sold not yet purchased	$78	$78	$-	$-

(1)

As a practical expedient, the Company uses NAV (or its equivalent) to measure the fair value of its investments in the U.S. Insurance JV, the SPAC Fund, and the CREO JV. The U.S. Insurance JV invests in USD denominated debt issued by small insurance and reinsurance companies.  The SPAC Fund invests in equity securities of SPACs.  The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans and below-investment grade rated tranches in CRE CLOs collateralized by mostly transitional commercial real estate mortgage-backed loans. See note 4. According to ASC 820, these investments are not categorized within the valuation hierarchy.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2021
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
U.S. government agency MBS and CMOs	$134,093	$-	$134,093	$-
U.S. government agency debt securities	22,373	-	22,373	-
RMBS	9	-	9	-
ABS	1	-	1	-
Corporate bonds and redeemable preferred stock	45,519	-	45,519	-
Foreign government bonds	467	-	467	-
Municipal bonds	18,841	-	18,841	-
Certificates of deposit	169	-	169	-
Derivatives	1,275	-	1,275	-
Equity securities	1,118	-	1,118	-
Total investments - trading	$223,865	$-	$223,865	$-

Other investments, at fair value:
Equity securities	$27,104	$27,104	$-	$-
Restricted equity securities	17,078	-	17,078	-
Corporate bonds and redeemable preferred stock	476	-	476	-
Residential loans	115	-	115	-
	44,773	$27,104	$17,669	$-
Investments measured at NAV (1)	11,260
Total other investments, at fair value	$56,033

Liabilities
Trading securities sold, not yet purchased:
U.S. Treasury securities	$29,513	$29,513	$-	$-
U.S. government agency MBS and CMOs	1	1	-	-
Corporate bonds and redeemable preferred stock	32,574	-	32,574	-
Derivatives	424	-	424	-
Total trading securities sold, not yet purchased	$62,512	$29,514	$32,998	$-

Other investments, sold not yet purchased:
Derivatives	$2,488	$2,488	$-	$-
Total other investments, sold not yet purchased	$2,488	$2,488	$-	$-

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

Residential Mortgage Loans: The Company generally values these loans using a model.  The model’s main inputs are current market quotations for pooled mortgage loan securities with similar characteristics.  The Company considers the inputs to be observable and therefore classifies the fair value of these loans within level 2 of the valuation hierarchy.

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

Equity Securities Without Readily Determinable Fair Value:  From time to time, the Company invests in equity securities that do not have a readily determinable fair value that also do not qualify for equity method accounting or the practical expedient for investments in investment companies which are measured at NAV.  In those cases, the Company utilizes the measurement alternative of ASC 321-10-35-2.  This alternative allows the Company to carry the investment at cost minus impairment.  If the Company observes a market transaction for identical or similar instrument, it will adjust the carrying value of the equity security. If the equity security is being measured at cost minus impairment, it will be included as a component of other assets.  If the equity security is being measured at fair value, it will be included as a component of other investments, at fair value.   When measured at fair value using an orderly observable market transaction, it will generally be classified as level 1 in the valuation hierarchy.

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

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time period, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as a derivative (as either a purchase commitment or sale commitment). The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price.  The Company will determine the fair value of the financial instrument using the methodologies described above.

Equity Derivatives

The Company may enter into equity derivatives which include listed options as well as other derivative transactions with an equity instrument as the underlying.  Listed options are traded on a recognized liquid exchange and the Company classifies their fair value within level 1 of the valuation hierarchy.  Other equity derivatives (where the underlying equity instrument is publicly traded but the derivative itself is not) are classified within level 2 of the valuation hierarchy.  See footnote 10.

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

Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of ASC 820 have been applied), which are measured at fair value on a recurring basis as of December 31, 2022 and 2021.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	December 31, 2022	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (a)	$6,568	$8,464	N/A	N/A
U.S. Insurance JV (b)	3,459	N/A	N/A	N/A
SPAC Fund (c)	527	N/A	Quarterly after 1 year lock up	30 days
	$10,554

	December 31, 2021	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (a)	$5,830	$9,170	N/A	N/A
U.S. Insurance JV (b)	3,450	N/A	N/A	N/A
SPAC Fund (c)	1,980	NA	Quarterly after 1 year lock up	30 days
	$11,260

N/A – Not applicable.

(a)	The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans and below-investment grade rated tranches in CRE CLOs collateralized by mostly transitional commercial real estate mortgage-backed loans. See note 4.
(b)	The U.S. Insurance JV invests in USD denominated debt issued by small and medium sized insurance and reinsurance companies.
(c)	The SPAC Fund invests in equity interests of SPACs.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company may, from time to time, enter into the following derivative instruments:

Equity Derivatives

A significant portion of the Company’s equity holdings are carried at fair value.  The Company hedges a portion of this exposure by entering into equity derivatives such as puts and short call options from time to time.  These derivative positions are carried at fair value as a component of other investments, at fair value and other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of  December 31, 2022 and December 31, 2021, the Company had no options. From time to time, the Company may also enter into forward purchase commitments for equity securities.

In addition, the Company may engage in advisory transactions that result in a receivable that can be paid in cash or a variable number of equity instruments.  In such instances, the Company would record the receivable as a component of other assets in its consolidated balance sheet and record the equity component as an embedded derivative.  All equity derivatives are carried at fair value as a component of other investments, at fair value or other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of  December 31, 2022 and December 31, 2021, the Company had no embedded equity derivatives.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At December 31, 2022, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $535,000 and open TBA and other forward MBS sale agreements in the notional amount of $556,780. At December 31, 2021, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $1,243,250 and open TBA and other forward agency MBS sale agreements in the notional amount of $1,283,850.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time period, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price.  As of  December 31, 2022 and   December 31, 2021, the Company had no open forward purchase or sale commitments.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of December 31, 2022 and 2021, the Company had no outstanding foreign currency forward contracts.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) presented in the consolidated balance sheets as of December 31, 2022 and 2021.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

		As of December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Classification	2022	2021
TBAs and other forward agency MBS	Investments-trading	$4,669	$1,275
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(1,177)	(424)
		$3,492	$851

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

		For the Year Ended December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments Under ASC 815	Income Statement Classification	2022	2021	2020
TBAs and other forward agency MBS	Revenues-net trading	$8,883	$7,460	$5,219
Equity derivatives	Principal transactions and other income	-	(233)	105
		$8,883	$7,227	$5,324

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

Gestation Repo

Gestation repo involves entering into repo and reverse repo transactions where the underlying collateral security represents a pool of newly issued mortgage loans.  The borrowers (the reverse repo counterparties) are generally mortgage originators.  The lenders (the repo counterparties) are a diverse group of the counterparties comprised of banks, insurance companies, and other financial institutions.  The Company self-clears its gestation repo transactions.

Gestation trades can be structured in two ways:

On Balance Sheet: The Company executes a reverse repo with the borrower and a matching repo (with the same collateral and maturity date) with the lender.  In this case the Company is a principal to each trade and is borrowing from one counterparty and lending to another and earning net interest margin.  These transactions are referred to by the Company as on balance sheet gestation repo trades.

Agency Repo:  Similar to the on balance sheet repo, the Company first executes a reverse repo with the borrower and a matching repo (with the same collateral and maturity date) with the lender.  However, in this case, all three parties (borrower, lender, and the Company) simultaneously enter into an assignment agreement.  The effect of this assignment is to remove the Company as principal to the reverse repo and repo and have the lender and borrower directly face each other in a repo trade.  The Company receives a fee for its role in arranging the financing.  These transactions are referred to by the Company as agency gestation repo trades.

Bankruptcy of Gestation Counterparty

As of June 30, 2022, the Company had an outstanding reverse repo balance with First Guaranty Mortgage Corporation (“FGMC”) totaling $269,228.  Also, effective June 30, 2022, FGMC filed for bankruptcy.   Subsequent to June 30, 2022, the Company issued a default notice to FGMC under the reverse repo.  The Company took possession of the collateral and began liquidating it.

As of December 31, 2022, the Company had liquidated all of the collateral with the exception of $13,506 of residential mortgage loans.  These loans are carried at fair value and are included in investments-trading in the consolidated balance sheets.

During the year ended December 31, 2022, the Company recorded a gross loss of $5,454 in connection with the FGMC reverse repo.  Of the $5,454 loss, $5,244 was recorded as a reduction in net trading revenue and $210 was recorded in professional fees and other operating expense in the Company's statement of operations.  The Company has filed an unsecured claim under the bankruptcy proceeding, related to this loss but does not expect to receive a material recovery. To the extent any recovery is received, the Company will recognize it on a cash basis as received, as a component of net trading revenue.

In connection with the loss, the Company recorded a reversal of accrued incentive compensation of $1,753.  Therefore, the net impact to earnings during the year ended December 31, 2022, was $3,701.

GCF Repo

In October 2017, the Company became a full netting member of the FICC’s Government Securities Division.  As a full netting member of the FICC, the Company had access to the FICC’s GCF repo service that provides netting and settlement services for repo transactions where the underlying security is general collateral (primarily U.S. Treasuries and U.S. Agency securities).  The Company began entering into matched book GCF repo transactions in November 2017.  The borrowers (the reverse repo counterparties) were a diverse group of financial institutions including hedge funds, registered investment funds, REITs, and other similar counterparties.  The lenders (the repo counterparties) were the FICC and other large financial institutions. The Company used Bank of New York (“BONY”) as its settlement agent for its GCF repo matched book transactions.  The Company was considered self-clearing for this business.

In October 2021, primarily due to reduced spreads in the repo market for GCF collateral, the Company decided to wind down this business, which was completed by December 31, 2021.  As of December 31, 2022, the carrying value of the Company's GCF reverse repurchase agreements and repurchase agreements were zero.

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

Repo Information

At December 31, 2022 and 2021, the Company held reverse repos of $437,692 and $3,175,645, respectively, and the fair value of securities and cash received as collateral under reverse repos was $440,681 and $3,249,411, respectively.

At December 31, 2022 and 2021, the Company had repos of $452,797 and $3,171,415, respectively, and the fair value of securities pledged as collateral under repos was $454,770 and $3,232,091, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

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

The gestation repo business has been and continues to be concentrated as to reverse repo counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of December 31, 2022 and 2021, the Company’s gestation reverse repos shown in the tables below represented balances from 8 and 14 counterparties, respectively.  The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business (both gestation and GCF repo) was $17,062, $37,835, and $27,659 for the years ended December 31, 2022, 2021, and 2020, respectively.

Detail

ASC 210 provides the option to present reverse repo and repo on a net basis if certain netting conditions are met.   The Company presents all repo and reverse repo transactions as well as counterparty cash collateral (see note 7 and 17) on a gross basis even if the underlying netting conditions are met.  The amounts in the table below are presented on a gross basis.

The following tables summarize the remaining contractual maturity of the gross obligations under repos accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown.  All amounts as well as counterparty cash collateral (see notes 7 and 17) are subject to master netting arrangements.

Secured Borrowings
(Dollars in Thousands)
December 31, 2022

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
MBS (gestation repo)	$-	$452,797	$-	$-	$452,797

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
MBS (gestation repo)	$-	$437,692	$-	$-	$437,692

SECURED BORROWINGS
(Dollars in Thousands)
December 31, 2021

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
MBS (gestation repo)	$-	$3,171,415	$-	$-	$3,171,415

Reverse Repurchase Agreements
Remaining Contractual Maturity of the Agreements
MBS (gestation repo)	$-	$3,175,645	$-	$-	$3,175,645

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

The Company has certain equity method affiliates for which it has elected the fair value option.  Those investees are excluded from the table below.  Those investees are included as a component of other investments, at fair value in the consolidated balance sheets.  All gains and losses (unrealized and realized) from investments classified as other investments, at fair value in the consolidated balance sheets are recorded as a component of principal transactions and other income in the consolidated statement of operations.

The following table summarizes the activities and earnings of the Company’s investments that are accounted for under the equity method. See note 4 and note 31.

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Insurance SPACs	Dutch Real Estate Entities	Other SPAC Sponsor Entities	Total
January 1, 2020	$3,222	$577	$-	$3,799
Investments / advances	10,325	2,097	300	12,722
Distributions / repayments	(84)	-	-	(84)
Earnings / (loss) realized	(3,656)	638	63	(2,955)
December 31, 2020	9,807	3,312	363	13,482
Investments / advances	-	2,425	5,967	8,392
Distributions / repayments	(3,958)	-	(249)	(4,207)
Reclasses to (from)	-	-	(5,439)	(5,439)
Earnings / (loss) realized	(1,306)	(137)	37,453	36,010
December 31, 2021	4,543	5,600	38,095	48,238
Investments / advances	1,355	-	1,259	2,614
Distributions / repayments	-	-	(77)	(77)
Reclasses to (from)	-	-	(20,915)	(20,915)
Earnings / (loss) realized	(5,898)	(70)	(14,963)	(20,931)
December 31, 2022	$-	$5,530	$3,399	$8,929

The Insurance SPACs represent the Company's consolidated subsidiaries equity method investments in various insurance SPACs.  Since 2018, the Company has sponsored three SPACs. The first sponsored SPAC, Insurance Acquisition Corp. (“Insurance SPAC”), completed its $150.7 million IPO in March 2019, entered into a merger agreement in June 2020, and completed its business combination in October 2020 with Shift Technologies, Inc. (“Shift”), a car-buying e-commerce platform. When the merger closed on October 13, 2020, Insurance SPAC changed its name to "Shift Technologies, Inc." and, on October 15, 2020, its trading symbol on the NASDAQ Capital Market (“NASDAQ”) changed from "INSU" to "SFT."  The second sponsored SPAC, INSU Acquisition Corp. II (“Insurance SPAC II”), completed its $250 million IPO in September 2020 and entered into a merger agreement in November 2020 with Metromile, Inc., a digital insurance platform and pay-by-mile auto insurer ("MetroMile"), which closed on February 9, 2021. When the merger closed, Insurance SPAC II changed its name to Metromile, Inc. and on February 10, 2021, its trading symbol on NASDAQ changed from "INAQ" to "MILE." Subsequently, MetroMile was acquired by Lemonade, Inc. (NASDAQ:LMND) (“Lemonade”). The third sponsored SPAC, INSU Acquisition Corp. III, completed its $218 million IPO in December 2020 and was liquidated in December 2022 without completing a business combination within the required time period. See note 4.

Dutch Real Estate Entities includes: (i) Amersfoot Office Investment I Cooperatief U. A. (“AOI”), a company based in the Netherlands that invests in real estate, and (ii) CK Capital Partners B.V. (“CK Capital”), a company based in the Netherlands that manages investments in real estate.

Other SPAC Sponsor Entities includes both indirect and direct investments in SPAC Sponsor Entities.  Several of these SPAC Sponsor Entities are invested in SPACs that have completed their business combinations.  Those SPAC Sponsor Entities hold restricted and unrestricted equity interests in the public post-merger entities.

Over time, the Company expects these SPAC Sponsor Entities to either (a) liquidate their investments in these companies and distribute to the Company its allocable share of the cash proceeds or (b) to distribute the Company's allocable share of these equity investments in-kind to the Company.

The following tables show certain summary financial data of all the Company's equity method investees.  These amounts include all equity method investees whether accounted for under the equity method or at fair value.  All information is presented on a combined basis.

	December 31, 2022	December 31, 2021
Total Assets	$894,858	$1,158,081

Liabilities	$400,927	$193,433
Total Equity	493,931	964,648
Total Liabilities & Equity	$894,858	$1,158,081

	Year Ended December 31,
	2022	2021	2020

Net income/(loss)	$(105,447)	$277,134	$21,416
Net income/(loss) attributable to the investee	$(105,460)	$277,134	$21,416

13. GOODWILL

Goodwill is comprised of the following.

GOODWILL
(Dollars in Thousands)

	As of December 31,
	2022	2021
AFN	$109	$109
JVB	-	-
Goodwill	$109	$109

The Company measures its goodwill impairment on an annual basis or when events indicate that goodwill may be impaired.  The Company performs its annual impairment tests of AFN goodwill on October 1 of each year and had tested JVB goodwill on January 1 of each year.

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

AFN Goodwill

The annual impairment testing date for the AFN goodwill is October 1. The first testing date following the Merger was October 1, 2010. The Company determined the goodwill was not impaired as of 2022, 2021, and 2020.  The Company concluded there was no triggering event for the goodwill related to AFN.

14. LEASES

As of December 31, 2022, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 5.6 years.  The weighted average discount rate for the leases was 4.59%. Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES
(Dollars in Thousands)

As of December 31, 2022
2023	$2,694
2024	2,165
2025	1,795
2026	1,507
2027	1,515
Thereafter	2,246
Total	11,922
Less imputed interest	(1,475)
Lease obligation	$10,447

During the twelve months ended December 31, 2022 and 2021, total cash payments of $2,285 and $1,532, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets.

15. OTHER ASSETS

Other assets consisted of the following.

OTHER ASSETS
(Dollars in Thousands)

	As of December 31,
	2022	2021
Deferred costs	$133	$240
Prepaid expenses	1,325	1,286
Deposits	450	479
Miscellaneous other assets	-	258
Furniture, equipment, and leasehold improvements, net	1,472	1,456
Intangible assets	166	166
Other assets	$3,546	$3,885

Deferred costs and prepaid expenses represent amounts paid for services that are being amortized over their expected period of use and benefit.  They are all routine and short-term in nature.  Deposits are amounts held by landlords or other parties, which will be returned or offset upon satisfaction of a lease or other contractual arrangement.

16. FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment, and leasehold improvements, net, which are included as a component of other assets on the consolidated balance sheets, are as follows.

FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET
(Dollars in Thousands)

		As of December 31,
	Estimated Useful Lives (In Years)	2022	2021
Furniture and equipment	3 to 5	$1,672	$1,525
Leasehold improvements	5 to 10	1,962	1,545
		3,634	3,070
Accumulated depreciation		(2,162)	(1,614)
Furniture, equipment, and leasehold improvements, net		$1,472	$1,456

For the year ended December 31, 2022, the Company wrote-off fully depreciated furniture and equipment and leasehold improvements of $11.

The Company recognized depreciation and amortization expense of $557, $371, and $334, for the years ended December 31, 2022, 2021, and 2020, respectively, as a component of depreciation and amortization on the consolidated statements of operations, all of which represented depreciation of furniture, equipment, and leasehold improvements.

17. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	As of December 31,
	2022	2021
Accounts payable	$891	$122
Redeemable financial instruments accrued interest	-	291
Accrued income tax	70	179
Accrued interest payable	452	558
Accrued interest on securities sold, not yet purchased	1,561	704
Payroll taxes payable	1,565	1,548
Cash collateral held from repo and or reverse repo counterparties	4,301	17,320
Accrued expense and other liabilities	2,599	2,097
Accounts payable and other liabilities	$11,439	$22,819

The redeemable financial instrument accrued interest represents accrued interest on the JKD Capital Partners I LTD redeemable financial instruments.  See notes 19 and 20.

When the Company enters into a reverse repo, the Company obtains collateral in excess of the principal of the reverse repo.  The Company accepts collateral in the form of liquid securities or cash.  To the extent the Company receives cash collateral, the Company includes it as a component of other liabilities in the table above.  See note 11.

When the Company enters into repo transactions, the Company provides collateral to the Company’s repo counterparty in excess of the principal balance of the repo.  If the value of the securities the Company provides as collateral increases, the Company may request a return of its collateral with a value equal to such increase.  In some cases, the repo counterparty will return cash instead of securities.  In that case, the Company includes the cash returned as a component of other liabilities  in the table above.  See note 11.

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

Consolidated VIEs

The Company determined it was the primary beneficiary of several VIEs and therefore has consolidated them.  The following table provides certain summary information regarding the consolidated VIEs:

	As of December 31,
	2022	2021
Cash and cash equivalents	$19	$43
Other investments, at fair value	-	9,543
Investment in equity method affiliates	23	33,080
Non-controlling interest	(15)	(29,979)
Investment in consolidated VIEs	$27	$12,687

The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in consolidated VIEs shown in the table above plus certain obligations the Company has to fund additional working capital to the equity method investees of certain of the consolidated VIEs.  The total amount of working capital commitment was $0 and $810 as of  December 31, 2022 and 2021, respectively.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value and investment in equity method affiliates in the consolidated balance sheets are unconsolidated investments in several VIEs.  In each case, the Company determined that it was not the primary beneficiary. The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  December 31, 2022 and 2021, there were $8,464 and $9,170, respectively of unfunded investment commitments to VIEs in which the Company has invested in.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the years ended December 31, 2022 and 2021 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2022 and 2021.  See table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 20) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at December 31, 2022 and 2021.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	As of December 31,
	2022	2021
Other investments, at fair value	$10,554	$11,260
Investments in equity method affiliates	3,376	5,015
Maximum Exposure	$13,930	$16,275

19.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in Thousands)

	As of December 31,
	2022	2021
JKD Investor	$7,868	$7,957
	$7,868	$7,957

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

In exchange for the JKD Investment, the Operating LLC agreed to pay to JKD Investor during the term of the JKD Investment Agreement an amount (“JKD Investment Return”) equal to 50% of the difference between (i) the revenues generated during a quarter by the activities of the Institutional Corporate Trading Business of JVB (as defined in the JKD Investment Agreement, as amended) and (ii) certain expenses incurred by such Institutional Corporate Trading Business (the “Institutional Corporate Trading Business Net Revenue”). This JKD Investment Return is recorded monthly as interest expense or (interest income) with the related accrued interest recorded in accounts payable and other accrued liabilities. If the return is negative in an individual quarter, it will reduce the balance of the JKD Investment.  Payments of the JKD Investment Return are made on a quarterly basis.  The term of the JKD Investment Agreement commenced on October 3, 2016 and will continue until a redemption (as described below) occurs, unless the JKD Investment Agreement is terminated earlier.

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

20. DEBT

DETAIL OF DEBT
(Dollars in Thousands)

	As of December 31,
Description	2022	2021	Interest Rate Terms	Interest (2)	Maturity
Non-convertible debt:
10.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	10.00%	January 2024
Contingent convertible debt:
8.00% convertible senior note (the "2017 Convertible Note")	-	15,000	Fixed	8.00%	March 2023
Less unamortized debt issuance costs	-	(67)
	-	14,933
Junior subordinated notes (1):
Alesco Capital Trust I	28,125	28,125	Variable	8.41%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	8.88%	March 2035
Less unamortized discount	(23,601)	(24,164)
	24,524	23,961

Byline Bank	-	-	Variable	N/A	December 2023
Total	$29,024	$43,394

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of December 31, 2022 on a combined basis was 19.79% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

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

The Amended and Restated Note evidences Operating LLC’s obligation to repay to JKD Investor  (i) the original principal amount of $2,250 paid by JKD Investor to the Operating LLC under the Original Purchase Agreement, plus (ii) the additional $2,250 paid by JKD Investor to the Operating LLC under the 2022 Purchase Agreement.  Pursuant to the Amended and Restated Note, which is substantially identical to the JKD Note, the unpaid principal amount and all accrued but unpaid interest thereunder will be due and payable in full on January 31, 2024; provided, that, at any time after January 31, 2023 and prior to January 31, 2024, the holder of the Amended and Restated Note may, with at least 31 days’ prior written notice from the holder to the Operating LLC, declare the entire unpaid principal amount outstanding and all interest accrued and unpaid on the Amended and Restated Note to be immediately due and payable.

The Amended and Restated Note accrues interest on the unpaid principal amount from January 31, 2022 until maturity at a rate equal to 10% per year. Interest on the Amended and Restated Note is payable in cash quarterly on each January 1, April 1, July 1, and October 1, which commenced on April 1, 2022. Under the Amended and Restated Note, upon the occurrence or existence of any “Event of Default” thereunder, the outstanding principal amount is (or in certain instances, at the option of the holder thereof, may be) immediately accelerated. Further, upon the occurrence of any “Event of Default” under the Amended and Restated Note and for so long as such Event of Default continues, all principal, interest and other amounts payable under the Amended and Restated Note will bear interest at a rate equal to 11% per year.  The Amended and Restated Note could not be prepaid in whole or in part prior to January 31, 2023. The Amended and Restated Note may, with at least 31 days’ prior written notice from the Operating LLC to the holder thereof, be prepaid in whole or in part at any time following January 31, 2023 without the prior written consent of the holder and without penalty or premium.

The Amended and Restated Note and the payment of all principal, interest, and any other amounts payable thereunder are senior obligations of the Operating LLC and will be senior to any Indebtedness (as defined in the Amended and Restated Note) of the Operating LLC outstanding as of and issued following January 30, 2020 (the original issuance date of the JKD Note). Pursuant to the Amended and Restated Note, following January 31, 2022, the Operating Company may not incur indebtedness that is a senior obligation to the Amended and Restated Note.

The 2019 Senior Notes

On September 25, 2019, the Company amended and restated the previously outstanding 2013 Convertible Notes, which were scheduled to mature on September 25, 2019.  The material terms and conditions of the 2013 Convertible Notes remained substantially the same, except that (i) the maturity date thereof was changed from September 25, 2019 to September 25, 2020; (ii) the conversion feature in the 2013 Convertible Notes was removed; (iii) the interest rate thereunder was changed from 8% per annum (9% in the event of certain events of default) to 12% per annum (13% in the event of certain events of default); and (iv) the restrictions regarding prepayment were removed.  The post amendment notes are referred to herein as the “2019 Senior Notes” and the pre-amendment notes are referred to herein as the “2013 Convertible Notes.” On September 25, 2020, the 2019 Senior Notes were amended again to extend the maturity date from September 25, 2020 until September 25, 2021.  All other material terms and conditions of the 2019 Senior Notes remained substantially the same.  The Company fully paid and extinguished the 2019 Senior Notes on September 24, 2021. See note 32.

The 2017 Convertible Note

On March 10, 2017, the Operating LLC entered into a securities purchase agreement (the “2017 Convertible Note Purchase Agreement”), by and among the Operating LLC and DGC Trust, a trust established by Daniel G. Cohen. Daniel G. Cohen is the Executive Chairman of the Company’s board of directors and Executive Chairman of the board of managers of the Operating LLC.

Pursuant to the 2017 Convertible Note Purchase Agreement, the DGC Trust agreed to purchase from the Operating LLC, and the Operating LLC agreed to issue and to sell to the DGC Trust, a convertible senior secured promissory note (the “2017 Convertible Note”) in the aggregate principal amount of $15,000.  On March 10, 2017, the DGC Trust paid to the Operating LLC $15,000 in cash in consideration for the 2017 Convertible Note.  As required pursuant to ASC 470, the Company accounted for the 2017 Convertible Note as conventional convertible debt and did not allocate any amount of the proceeds to the embedded equity option.

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

Pursuant to the 2017 Convertible Note Purchase Agreement, the Company agreed to execute an amendment (the “LLC Agreement Amendment”) to the Amended and Restated Limited Liability Company Agreement of the Operating LLC dated as of December 16, 2009, by and among the Operating LLC and its members, as amended (the “LLC Agreement”) at such time in the future as all of the other members executed the LLC Agreement Amendment.  The LLC Agreement Amendment provided, among other things, that the board of managers would initially consist of Daniel G. Cohen, as Executive Chairman of the Operating LLC’s board of managers, Lester R. Brafman (the Company’s current chief executive officer), and Joseph W. Pooler, Jr. (the Company’s current executive vice president, chief financial officer, and treasurer).  The LLC Agreement Amendment also provided that Daniel G. Cohen would not be able to be removed from the Operating LLC’s board of managers or as chairman of the Operating LLC’s board of managers other than for cause or under certain limited circumstances.  On October 30, 2019, each of the members of Cohen & Company, LLC executed the LLC Agreement Amendment.  The outstanding principal amount under the 2017 Convertible Note was due and payable on March 10, 2022 provided that the Operating LLC could, in its sole discretion, extend the maturity date for an additional one-year period, in each case unless the 2017 Convertible Note was earlier converted (into units of membership interests in the Operating LLC at the conversion rate of $1.45 per unit as described in the manner described below).  The Operating LLC exercised its option to extend effective March 10, 2022.

The 2017 Convertible Note accrued interest at a rate of 8% per year, payable quarterly. Provided that no event of default had occurred under the 2017 Convertible Note, if dividends of less than $0.20 per share are paid on the Common Stock in any fiscal quarter prior to an interest payment date, then the Operating LLC could pay one-half of the interest payable on such date in cash, and the remaining one-half of the interest otherwise payable would be added to the principal amount of the 2017 Convertible Note then outstanding. The 2017 Convertible Note contained customary “Events of Default.” Upon the occurrence or existence of any Event of Default under the 2017 Convertible Note, the outstanding principal amount would be  immediately accelerated in certain limited instances and could be accelerated in all other instances upon notice by the holder of the 2017 Convertible Note to the Operating LLC.  Further, upon the occurrence of any Event of Default under the 2017 Convertible Note and for so long as such Event of Default continued, all principal, interest, and other amounts payable under the 2017 Convertible Note would bear interest at a rate equal to 9% per year. The 2017 Convertible Note could not be prepaid in whole or in part prior to the maturity date without the prior written consent of the holder thereof (which would be granted or withheld in its sole discretion).  The 2017 Convertible Note was secured by the equity interests held by the Operating LLC in all of its subsidiaries.

At any time following March 10, 2017, all or any portion of the outstanding principal amount of the 2017 Convertible Note could be converted by the holder thereof into units of membership interests of the Operating LLC (“LLC Units”) at a conversion rate equal to $1.45 per unit, subject to customary anti-dilution adjustments.  Units of membership interests in the Operating LLC not held by Cohen & Company Inc. may, with certain restrictions, be redeemed and exchanged into shares of the Company on a ten-for-one basis.  Therefore, the 2017 Convertible Note could be converted into Operating LLC units of membership interests and then redeemed and exchanged into Common Stock at an effective conversion price of $14.50.  Under the 2017 Convertible Note Purchase Agreement, the Company submitted a proposal to the Company’s stockholders at its 2017 annual meeting of stockholders to approve the Company’s issuance, if any, of Common Stock upon any redemption of the LLC units of membership interests and the Company’s board of directors agreed to recommend that the Company’s stockholders vote to approve such proposal.  The proposal was approved at the Company’s 2017 annual meeting.

Following any conversion of the 2017 Convertible Note into LLC unit of membership interests, the holder of such LLC units of membership interests will have the same rights of redemption, if any, held by the holders of LLC units of membership interests as set forth in the LLC Agreement; provided that the holder will have no such redemption rights with respect to such LLC units of membership interests if the Company’s board of directors determines in good faith that satisfaction of such redemption by the Company with shares of its Common Stock would (i) jeopardize or endanger the availability to the Company of its net operating loss and net capital loss carryforwards and certain other tax benefits under Section 382 of the Internal Revenue Code of 1986, or (ii) constitute a “Change of Control” under the Junior Subordinated Indenture, dated as of June 25, 2007, between the Company (formerly Alesco Financial Inc.) and Wells Fargo Bank, N.A., as trustee.

Under the 2017 Convertible Note, if following any conversion of the 2017 Convertible Note into LLC units of membership interests, for so long as the Company owns a number of LLC units of membership interests representing less than a majority of the voting control of the Operating LLC, each holder of any LLC units of membership interests issued as a result of the conversion of the 2017 Convertible Note (regardless of how such LLC units of membership interests were acquired by such holder) is obligated to grant and appoint the Company as such holder’s proxy and attorney-in-fact to vote (i) the number of LLC units of membership interests owned by each such holder that, if voted by the Company, would give the Company a majority of the voting control of the Operating LLC, or (ii) if such holder holds less than such number of LLC units of membership interests, all such holder’s LLC units of membership interests.  In connection with the amendment to the 2019 Senior Notes, on September 25, 2020, the Operating LLC and DGC Trust entered into Amendment No. 1 ( the "Amendment to the 2017 Convertible Note") to the 2017 Convertible Note to provide that the voting proxy as defined in the 2017 Convertible Note will be revoked without further action by any party, upon the earliest to occur of the following:  (i) a Notice Default (as defined in the 2017 Convertible Note); (ii) and Automatic Default (as defined in the 2017 Convertible Note); and (iii) if Daniel G. Cohen and/or his affiliates cease to beneficially own (as defined in Rule 13d-3 under the Exchange Act) a majority of the voting securities of the Company pursuant to the terms and conditions of the Amendment to the 2017 Convertible Note. All other material terms and conditions of the 2017 Convertible Note remained substantially the same.

On March 20, 2022, the DGC Trust elected to convert the 2017 Convertible Note into an aggregate of 10,344,827 units of membership interests in the Operating LLC at the conversion rate specified in the 2017 Convertible Note of $1.45 per unit. See notes 21 and 31. As a result of such conversion, the 2017 Convertible Note was cancelled in its entirety.

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

The U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it will cease publication of the most commonly used U.S. dollar LIBOR tenors after June 30, 2023, though the less commonly used tenors ceased publication after December 31, 2021. U.S. federal banking agencies have issued guidance to strongly encourage institutions to cease entering into contracts that reference LIBOR by December 31, 2021. Central banks and regulators in the U.S. and other jurisdictions are working to implement the transition to suitable replacements for LIBOR.

The junior subordinated notes payable to both Alesco Capital Trust I and Sunset Financial Trust incur interest that is calculated based on LIBOR. The junior subordinated notes payable to Alesco Capital Trust I provide for the manner in which interest is calculable under such notes if LIBOR is no longer published. As a result, once LIBOR is no longer published, the interest payable under the junior subordinated notes payable to Alesco Capital Trust I will instead bear interest with reference to a floating rate equal to the “Base Rate,” which will be equal to the greater of the arithmetic mean of (i) the "prime rate" for dollar denominated loans quoted by leading banks in the City of New York and (ii) the "Federal Funds Rate," equal to the weighted average of the rate on overnight federal funds transactions with members of the Federal Reserve System only arranged by federal funds brokers, as published as of such day by the Federal Reserve Bank of New York, plus 0.50% per annum.

The junior subordinated notes payable to Sunset Financial Trust do not provide for the manner in which interest is calculable under such notes if LIBOR is no longer published. As a result, once LIBOR is no longer published, the interest payable under the junior subordinated notes payable to Sunset Financial Trust will be payable in accordance with the Adjustable Interest Rate (LIBOR) Act of 2021 (the “LIBOR Act”). The LIBOR Act was passed to provide a clear and uniform federal solution for transitioning existing U.S. law contracts that either lack or contain insufficient contractual provisions addressing the permanent cessation of LIBOR by providing for the transition to a replacement rate, which will be based on the SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities.

PPP Loan

On May 1, 2020, the Company applied for and received a $2,166 loan (the "PPP Loan") under the Paycheck Protection Program ("PPP") of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.  The Company carefully considered the eligibility requirements for PPP loans as well as supplemental guidance regarding the PPP beyond the applicable statute issued from time to time by government agencies and certain government officials. The Company was eligible for a PPP Loan because it had fewer than 100 employees at the time of the loan. Further, although the Company is public and listed on the NYSE American stock exchange, the Company’s market capitalization is small, and the Company believes that it did not have access to the public capital markets at the time.

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

On October 28, 2020, (i) the Company entered into a loan agreement (the “Original Byline Loan Agreement”) with Byline Bank, as lender, and JVB, as borrower, by and among Byline Bank, the Company, the Operating LLC, JVB Holdings, JVB, and C&Co PrinceRidge Holdings, LP, pursuant to which Byline Bank agreed to make loans at JVB's request from time to time in the aggregate amount of up to $7,500 and (ii) JVB and Byline Bank entered into a Revolving Note and Cash Subordination Agreement (the "Original Byline Note and Subordination Agreement"), pursuant to which, among other things, Byline Bank agreed to make loans at JVB’s request from time to time in the aggregate amount of up to $17,500.  The Company drew $17,500 under the Original Byline Note and Subordination Agreement  during 2021 and repaid it in full during 2021. The Company and the Company’s subsidiaries, the Operating LLC and JVB Holdings, served as guarantors of both the $7,500 and $17,500 facilities.

On December 21, 2021, (i) JVB and Byline Bank entered into the Amended and Restated Revolving Note and Cash Subordination Agreement (the “Amended and Restated Byline Loan Agreement”), which amended and restated the Original Byline Loan Agreement in its entirety, and (ii) the Original Byline Note and Subordination Agreement was terminated by the parties thereto. Pursuant to the Amended and Restated Byline Loan Agreement, Byline Bank agreed to make loans to JVB, at JVB’s request from time to time, in the aggregate amount of up to $25,000. Effective December 21, 2021, the Company received approval from FINRA to treat draws under the Amended and Restated Byline Loan Agreement as qualified subordinated debt.  As such, draws may be treated as an increase in net capital for purposes of FINRA Rule 15(c) 3-1.

On December 21, 2022 (the “Effective Date”), Byline Bank and JVB entered into the Second Amended and Restated Revolving Note and Cash Subordination Agreement (the “Second Amended and Restated Agreement”), which amended and restated the Amended and Restated Agreement in its entirety. The primary purposes of the amendment and restatement of the Amended and Restated Agreement were (i) to replace the provisions therein relating to London Interbank Offered Rate (LIBOR) with provisions relating to Secured Overnight Financing Rate ("SOFR"), and (ii) to extend the lending period and maturity date of the loans under the Amended and Restated Byline Loan Agreement by an additional year.  Effective December 22, 2022, the Company received approval from FINRA to treat draws under the Second Amended and Restated  Agreement as qualified subordinated debt.  As such, draws may be treated as an increase in net capital for purposes of FINRA Rule 15(c) 3-1.

Pursuant to the Second Amended and Restated Agreement, Byline Bank agreed to make loans to JVB, at JVB’s request from time to time, in the aggregate amount of up to $25,000.  Loans (both principal and interest) made by Byline Bank to JVB under the Second Amended and Restated Agreement are scheduled to mature and become immediately due and payable in full on December 21, 2024. In addition, loans may be made under the Second Amended and Restated Agreement until December 21, 2023.

Loans under the Second Amended and Restated Agreement will bear interest at a per annum rate equal to the Term SOFR Rate (as such term is defined in the Second Amended and Restated Agreement) plus 6.0%, provided that in no event can the interest rate be less than 7.0%. JVB is required to pay on a quarterly basis an undrawn commitment fee at a per annum rate equal to 0.50% of the undrawn portion of the lender’s $25,000 commitment under the Second Amended and Restated Agreement. JVB is also required to pay on each anniversary of the Effective Date a commitment fee at a per annum rate equal to 0.50% of the Lender’s $25,000 commitment under the Second Amended and Restated Agreement. Pursuant to the terms of the Second Amended and Restated Agreement, JVB paid to the Lender a commitment fee of $125 on the Effective Date.

JVB  may request a reduction in Byline Bank's $25,000 commitment in a minimum amount of $1,000 and multiples of $500 thereafter or such lesser amount as would bring the $25,000 loan commitment to the total principal amount of loans advanced under the Second Amended and Restated Agreement.

The obligations of JVB under the Second Amended and Restated Agreement are guaranteed by the Company, the Operating LLC, and JVB, and are secured by a lien on all JVB's property, including its 100% ownership interest in all the outstanding units of membership interests of JVB.  Pursuant to the Second Amended and Restated Agreement, Byline Bank and JVB provide customary representations and warranties for a transaction of this type.

The Second Amended and Restated Agreement also includes customary covenants for a transaction of this type, including covenants limiting the indebtedness that can be incurred by JVB and Holdings LP and restricting the JVB’s ability to make certain loans and investments. Additionally, under the Second Amended and Restated Agreement, JVB  may not permit its (A) net worth to be less than $85,000 at any time from December 22, 2022 through and including June 30, 2023, and $90,000 from July 1, 2023 and thereafter; and (B) excess net capital to be less than $40,000 at any time. Further, any loans outstanding under the Second Amended and Restated Agreement may not exceed 0.25 times the JVBs tangible net worth.

Pursuant to the Second Amended and Restated Agreement, JVB and the Operating LLC may repay their existing outstanding indebtedness (as defined) provided, however, that if the anticipated payment relates to the payment of any dividend by JVB, on the date such payment is made, and immediately after making such payment, the loans outstanding under the Second Amended and Restated Agreement may not exceed $10,000.

The Second Amended and Restated Agreement contains customary events of default for a transaction of this type. If an event of default under the Second Amended and Restated Agreement occurs and is continuing, then Byline Bank  may declare and cause all or any part of the loans thereunder and all other liabilities outstanding under the Second Amended and Restated Agreement to become immediately due and payable.

 As of December 31, 2021 and 2022, no amounts were outstanding under the Amended and Restated Byline Loan Agreement or the Second Amended and Restated Agreement, respectively, and the Company was in compliance with all financial covenants.

LegacyTexas Bank

In 2018, the Company formed a wholly owned subsidiary, ViaNova Capital Group LLC ("ViaNova"), for the purpose of building a residential transition loan ("RTL") business.  RTLs are small balance commercial loans that are secured by first lien mortgages used by professional investors and real estate developers to finance the purchase and rehabilitation of residential properties.  On November 20, 2018, ViaNova, as borrower, entered into a Warehousing Credit and Security Agreement (the “LegacyTexas Credit Facility”) with LegacyTexas Bank, as the lender, with an effective date of November 16, 2018, and amended on May 4, 2019 and September 25, 2019.  The LegacyTexas Credit Facility supported the purchasing, aggregating, and distribution of RTLs by ViaNova.

On March 19, 2020, ViaNova received a notice of default from LegacyTexas Bank regarding the LegacyTexas Credit Facility, stating that ViaNova’s unrestricted cash balance was less than the amount required.  Also, on March 19, 2020, ViaNova received notice from LegacyTexas Bank that the bank had suspended funding all “alternative” loans for all of their clients, including the RTLs that were the subject of the LegacyTexas Credit Facility.  In March 2020, ViaNova repaid all outstanding indebtedness under the LegacyTexas Credit Facility and stopped acquiring new RTLs.  On August 22, 2020, the Company sold its investment in ViaNova to the former managing director of ViaNova in exchange for the managing director's assumption of all ViaNova's liabilities and a potential earn out of up to $500.  In conjunction with the sale, the Company transferred one RTL representing a par value of $2,300 and a fair value of $2,243 from ViaNova to JVB with a maturity date of January 1, 2021.

Deferred Financing

The Company incurred $1,400 of deferred financing costs associated with the issuance of the 2017 Convertible Note.  These amounts were initially recorded as a discount on debt and are amortized to interest expense over the life of the notes under the effective interest method.

The Company also incurred $410 of deferred financing costs associated with the Byline Credit Facility.   These costs were initially recorded as a component of other assets and are amortized to interest expense over the life of the line of credit using the straight-line method.  The Company recognized interest expense from deferred financing costs of $185, $471, and $626 for the years ended December 31, 2022, 2021, and 2020, respectively.

Interest Expense, Net

Interest expense incurred is shown in the table below by instrument for the years ended December 31,  2022, 2021, and 2020.

INTEREST EXPENSE
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Junior subordinated notes	$3,442	$2,601	$2,882
2020 Senior Notes	458	540	496
2017 Convertible Note	327	1,534	1,505
2013 Convertible Notes / 2019 Senior Notes	-	211	336
FT LOC / Byline LOC	247	435	1,102
Redeemable Financial Instrument - DGC Trust / CBF	-	197	1,490
Redeemable Financial Instrument - JKD Investor	508	1,715	1,883
Redeemable Financial Instrument - ViaNova Capital Group, LLC	-	-	(105)
	$4,982	$7,233	$9,589

The redeemable financial instrument – Via Nova Capital Group, LLC had a negative return during 2020.  Accordingly, the redemption value of the instrument was reduced, which was recorded as interest income.  See Legacy Texas discussion above.

21. EQUITY

Common Stock

The holders of the Common Stock are entitled to one vote per share on all matters presented to the Company's stockholders. These holders are entitled to receive distributions on such stock when, as, and if authorized by the Company’s board of directors out of funds legally available and declared by the Company, and to share ratably in the assets legally available for distribution to the Company’s stockholders in the event of its liquidation, dissolution, or winding up after payment of or adequate provision for all of the Company’s known debts and liabilities, including the preferential rights on dissolution of any class or classes of preferred stock. The holders of the Common Stock have no preference, conversion, exchange, sinking fund, redemption, or, so long as the Common Stock remains listed on a national exchange, appraisal rights and have no preemptive rights to subscribe for any of the Company’s securities. Shares of the Common Stock have equal dividend, liquidation, and other rights.

Preferred Stock

Series C Junior Participating Preferred Stock: Series C Junior Participating Preferred Stock (“Series C Preferred Stock”) was authorized by the Company’s board of directors in connection with the Stockholder Rights Plan discussed below. The Series C Preferred Stock has a par value of $0.001 per share and 10,000 shares were authorized as of December 31, 2022 and 2021.  The holders of Series C Preferred Stock are entitled to receive, when, as, and if declared by the Company’s board of directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September, and December in each year commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series C Preferred Stock. Dividends accrue and are cumulative. The holder of each share of Series C Preferred Stock is entitled to 10,000 votes on all matters submitted to a vote of the Company’s stockholders. Holders of Series C Preferred Stock are entitled to receive dividends, distributions or distributions upon liquidation, dissolution, or winding up of the Company in an amount equal to $100,000 per share of Series C Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions, whether or not declared, prior to payments made to holders of shares of stock ranking junior to the Series C Preferred Stock. The shares of Series C Preferred Stock are not redeemable. There were no shares of Series C Preferred Stock issued and outstanding as of December 31, 2022 and 2021.

Series E Voting Non-Convertible Preferred Stock:  Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof, to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every 10 shares of Series E Preferred Stock, the holders thereof are entitled to one vote on any such matter. Daniel G. Cohen, the Company’s Executive Chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock outstanding as of December 31, 2022. The Series E Preferred Stock held by Daniel G. Cohen gives him the same voting rights he would have if all of the Operating LLC units of membership interests held by him were exchanged for Common Stock on a ten for one basis and effectively gives him voting rights at the Company in the same proportion as his economic interest (as his units of membership interests of the Operating LLC do not carry voting rights at the Company level).  The Series E Preferred Stock effectively enables Daniel G. Cohen to exercise approximately 11.0% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2022 (in addition to the voting power he holds through his common share ownership and Series F Preferred Stock (defined below).  The terms of the Series E Preferred Stock provide that, if the Company causes the redemption of or otherwise acquires any of the Operating LLC units owned by Daniel G. Cohen as of May 9, 2013, then the Company will redeem an equal number of shares of Series E Preferred Stock.  The Series E Preferred Stock is otherwise perpetual. As of December 31, 2022, there were 4,983,557 shares of Series E Preferred Stock issued and outstanding. See Non-Controlling Interest — Future Conversion / Redemption of Operating LLC Units below.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible (“Series F Preferred Stock”).  In conjunction with SPA, the Company issued 12,549,273 Series F Preferred Stock to Daniel G. Cohen and 9,880,268 Series F Preferred Stock to the DGC Trust.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote, together as a single class on all matters with respect to which a vote of the stockholders of the Corporation is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to (1) vote for every ten (10) shares of Series F Preferred Stock on each matter submitted to the Holders for their vote.  The Series F Preferred Stock held by Daniel G. Cohen and the DGC Trust give them the same voting rights they would have if all of the Operating LLC units of membership interests held by each were exchanged for Common Stock on a ten for one basis and effectively gives Daniel G. Cohen and the DGC Trust voting rights at the Company in the same proportion as their economic interest (as units of membership interests of the Operating LLC do not carry voting rights at the Company level).  The Series F Preferred Stock effectively enables Daniel G. Cohen  and the DGC Trust to exercise approximately 49.7% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2022 (in addition to the voting power held through his common share ownership and Series E Preferred Stock ownership).  As of December 31, 2022, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  See Non-Controlling Interest/ - Securities Purchase Agreement – Purchase of IMXI shares below.

Together, the Series E and Series F Preferred Stock enables Daniel G. Cohen and the DGC Trust to exercise approximately 60.7% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2022, in addition to the voting power held through Mr. Cohen’s common share ownership.

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

Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the Common Stock and a “Distribution Date” will occur upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has become an “Acquiring Person” (as defined below) (the “Stock Acquisition Date”) and (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. Pursuant to the Rights Agreement, an “Acquiring Person” means any person or entity who or which, together with all affiliates and associates of such person or entity, is the beneficial owner of 4.95% or more of the shares of Common Stock then outstanding but does not include the Company or any “Exempted Person” (as defined below). Until the Distribution Date, (i) the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates, (ii) new Common Stock certificates after the Record Date will contain a notation incorporating the Rights Agreement by reference, and (iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate.

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

Repurchases of Shares and Retirement of Treasury Stock

On December 21, 2020 and August 31, 2020, the Company entered into letter agreements (the “December 2020 Letter Agreement" and the "August 2020 Letter Agreement,” respectively, and, together, the "10b5-1 Plan").  The December 2020 Letter Agreement and the August 2020 Letter Agreement were entered into with Piper Sandler & Co. and  authorized the Agent to use reasonable efforts to purchase, on the Company's behalf, up to an aggregate maximum amount of $1,000 of Common Stock for the December 2020 Letter Agreement and $2,000 for the August 2020 Letter Agreement on any day that the NYSE American Stock Exchange was open for business. The December 2020 Letter Agreement was effective from December 23, 2020 until July 28, 2021, at which time the aggregate maximum purchase authorization was reached.   The August 2020 Letter Agreement was in effect from August 31, 2020 until November 19, 2020, at which time the aggregate maximum purchase authorization was reached.  Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan was designed to comply with Rule 10b5-1 under the Exchange Act.

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

 During the year ended December 31, 2021, the Company sold 300,859 shares in the open market pursuant to the Equity Distribution Agreement for a total net sale price of $9,076. No shares were sold under the Equity Distribution Agreement during the year ended December 31, 2022.

Dividends and Distributions

During the year ended December 31, 2022, the Company paid cash dividends of $1.75 per common share, which included a special cash dividend of $.75 per share paid on April 5, 2022. During the year ended December 31, 2021, the Company declared and paid cash dividends of $0.50 per common share. During the year ended December 31, 2020, no dividends were declared and all payments made were related to the vesting of restricted stock.

In the aggregate, during 2022, 2021, and 2020, the Company paid cash dividends on its outstanding Common Stock in the amount of $2,558, $671, and $27, respectively. Pro-rata distributions were made to the other members of the Operating LLC upon the payment of dividends to the Company’s stockholders. During 2022, 2021, and 2020, the Company paid cash distributions of $6,485, $2,103, and $35, respectively, to the holders of the non-controlling interest (that is, the members of the Operating LLC other than Cohen & Company Inc.).

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans.  JVB is subject to net capital restrictions imposed by the SEC and FINRA, which require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit the Company’s ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFESA is regulated by the ACPR and subject to certain minimum levels of capital.  CCFEL was regulated by the CBI and had to maintain certain minimum levels of capital. As of December 31, 2022, CCFEL no longer carries out regulatory activity. See note 25.

Shares Outstanding of Stockholders’ Equity of the Company

The following table summarizes share transactions that occurred in stockholders’ equity during the years ended December 31, 2022, 2021, and 2020.

ROLLFORWARD OF SHARES OUTSTANDING OF
COHEN & COMPANY INC.

	Common Stock	Restricted Stock	Total
December 31, 2019 (1)	1,119,909	73,715	1,193,624
Issuance of shares	-	-	-
Issuance as equity-based compensation	-	268,129	268,129
Vesting of shares	55,278	(55,278)	-
Shares withheld for employee taxes	(15,043)	-	(15,043)
Forfeiture / cancellation of restricted stock	-	-	-
Repurchase and retirement of common stock	(121,181)	-	(121,181)
December 31, 2020 (1)	1,038,963	286,566	1,325,529
Issuance of shares	300,859	-	300,859
Issuance as equity-based compensation	-	142,376	142,376
Vesting of shares	62,649	(62,649)	-
Shares withheld for employee taxes	(21,777)	-	(21,777)
Forfeiture / cancellation of restricted stock	-	-	-
Repurchase and retirement of common stock	(49,544)	-	(49,544)
December 31, 2021 (1)	1,331,150	366,293	1,697,443
Issuance of shares	-	-	-
Issuance as equity-based compensation	-	92,400	92,400
Vesting of shares	117,634	(117,634)	-
Shares withheld for employee taxes	(15,501)	-	(15,501)
Forfeiture / cancellation of restricted stock	-	-	-
Repurchase and retirement of common stock	-	-	-
December 31, 2022 (1)	1,433,283	341,059	1,774,342

(1)	Excludes remaining restricted units of Cohen & Company Inc. Common Stock. See note 22.

Convertible Non-Controlling Interest

Securities Purchase Agreement – Purchase of IMXI shares

On December 30, 2019 (the “SPA Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”), by and among the Company, the Operating LLC, Daniel G. Cohen, and the DGC Trust.

Pursuant to the SPA, Daniel G. Cohen and the DGC Trust purchased (i) an aggregate of 22,429,541 newly issued units of membership interests in the Operating LLC (collectively, the “LLC Units”) and (ii) 22,429,541 newly issued shares of Series F Preferred Stock. As consideration for this purchase, Daniel G. Cohen and the DGC Trust transferred shares of common stock of International Money Express, Inc. (NASDAQ: IMXI) to the Company. The shares transferred by Daniel Cohen were valued at $4,351 and the shares transferred by the DGC Trust were valued at $3,428.  The Company accounted for this transaction by recording an increase of $7,779 in other investments, at fair value and a corresponding increase in the non-controlling interest. Prior to the merger of IMXI with and into a special purpose acquisition company in a transaction that resulted in the listing of IMXI on NASDAQ, Mr. Cohen served as the chief executive officer and member of the board of directors of the special purpose acquisition company.

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

Future Conversion / Redemption of Operating LLC Units

Each Operating LLC unit of membership interest is redeemable at the member’s option, at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the holder’s redemption notice, or (ii) at the Company’s option, for one share of the Common Stock for every 10 units subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Common Stock as a dividend or other distribution on the Company’s outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Common Stock.

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

ROLLFORWARD OF UNITS OUTSTANDING OF
THE OPERATING LLC

	Cohen & Company Inc.	Daniel G. Cohen	DGC Trust	Others	Total
December 31, 2019	11,199,084	17,801,275	9,880,268	72,088	38,952,715
Issuance of Units under UIS, net	402,350	-	-	-	402,350
Issuance of Units as equity compensation	-	-	-	-	-
Vesting of units		275,000			275,000
Repurchase and retirement of Common Stock	(1,211,810)	-	-	-	(1,211,810)
December 31, 2020	10,389,624	18,076,275	9,880,268	72,088	38,418,255
Issuance of Units under UIS, net	3,417,310	-	-	-	3,417,310
Issuance of Units as equity compensation	-	-	-	-	-
Vesting of units	-	529,040	-	10	529,050
Repurchase and retirement of Common Stock	(495,440)	-	-	-	(495,440)
December 31, 2021	13,311,494	18,605,315	9,880,268	72,098	41,869,175
Issuance of Units under UIS, net	1,021,330	-	-	-	1,021,330
Issuance of Units as equity compensation	-	-	-	-	-
Vesting of units	-	751,540	-		751,540
Issuance of units under 2017 Convertible Note	-	-	10,344,827	-	10,344,827
December 31, 2022	14,332,824	19,356,855	20,225,095	72,098	53,986,872

The following table presents the impact to equity from Cohen & Company Inc.’s ownership interest in the Operating LLC.

	For the Year Ended December 31,
	2022	2021	2020
Net income / (loss) attributable to Cohen & Company Inc.	$(13,389)	$11,808	$14,205
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc.'s paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	(338)	(1,929)	(1,765)
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from non-controlling interest	$(13,727)	$9,879	$12,440

Detail of Non-Controlling Interest

ROLLFORWARD OF NON-CONTROLLING INTERESTS
(Dollars in Thousands)

	Operating LLC	Insurance SPAC Sponsor Entities	Insurance SPAC II Sponsor Entities	Insurance SPAC III Sponsor Entities	Other Consolidated Subsidiaries	Total
December 31, 2019	$13,175	$2,262	$-	$-	$-	$15,437
Non-controlling interest share of (loss)	14,200	9,328	(262)	(16)	998	24,248
Other comprehensive income	103	-	-	-	-	103
Acquisition / (surrender) of additional units of consolidated subsidiary	1,706	-	-	-	-	1,706
Equity-based compensation	613	11,700	-	-	-	12,313
Shares withheld for employee taxes	(39)	-	-	-	-	(39)
Dividends/distributions to convertible non-controlling interest	(35)	-	-	-	-	(35)
Non-convertible non-controlling interest investment	-	-	4,557	5,432	3,500	13,489
Non-convertible non-controlling interest distributions	-	(6,604)	-	-	(3,090)	(9,694)
December 31, 2020	$29,723	$16,686	$4,295	$5,416	$1,408	$57,528
Non-controlling interest share of (loss)	26,656	3,560	17,644	(615)	14,985	62,230
Other comprehensive income	(170)	-	-	-	-	(170)
Acquisition / (surrender) of additional units of consolidated subsidiary	1,939	-	-	-	-	1,939
Equity-based compensation	1,859	-	13,068	-	-	14,927
Shares withheld for employee taxes	(276)	-	-	-	-	(276)
Dividends/distributions to convertible non-controlling interest	(2,103)	-	-	-	-	(2,103)
Non-convertible non-controlling interest investment		-	-	7	17,088	17,095
Non-convertible non-controlling interest distributions		(20,246)	(35,007)	-	(6,425)	(61,678)
December 31, 2021	$57,628	$-	$-	$4,808	$27,056	$89,492
Non-controlling interest share of (loss)	(22,078)	-	-	(4,808)	(18,395)	(45,281)
Other comprehensive income	(152)	-	-	-	-	(152)
Acquisition / (surrender) of additional units of consolidated subsidiary	334	-	-	-	-	334
Equity-based compensation	3,181	-	-	-	-	3,181
Shares withheld for employee taxes	(158)	-	-	-	-	(158)
Dividends/distributions to convertible non-controlling interest	(6,485)	-	-	-	-	(6,485)
Convertible non-controlling interest investment	15,000	-	-	-	-	15,000
Non-convertible non-controlling interest investment	-	-	-	-	9	9
Non-convertible non-controlling interest distributions	-	-	-	-	(8,653)	(8,653)
December 31, 2022	$47,270	$-	$-	$-	$17	$47,287

22. EQUITY-BASED COMPENSATION

The following table summarizes the amounts the Company recognized as equity-based compensation expense including restricted stock, restricted units, membership units of consolidated sponsor entities and stock options. These amounts are included as a component of compensation and benefits in the consolidated statements of operations. The remaining unrecognized compensation expense related to unvested awards at December 31, 2022 was $13,783 and the weighted average period of time over which this expense will be recognized is approximately 2.26 years.

EQUITY-BASED COMPENSATION INCLUDED IN COMPENSATION AND BENEFITS
(Dollars in Thousands)

	For the Year Ended December 31,
	2022	2021	2020
Equity based compensation expense	$4,390	$15,718	$12,553
Non equity-based compensation expense	45,900	69,330	47,349
Total compensation and benefits	$50,290	$85,048	$59,902

The following table summarizes the equity-based compensation by plan.  Each plan is discussed in detail below.

DETAIL OF EQUITY-BASED COMPENSATION BY PLAN
(Dollars in Thousands)

	For the Year Ended December 31,
	2022	2021	2020
Restricted Stock or Units - 2006/2010 Plans	$21	$291	$635
Restricted Stock or Units - 2020 Plan	4,369	2,359	218
Membership interests in consolidated sponsor entities	-	13,068	11,700
Total equity-based compensation expense	$4,390	$15,718	$12,553

The Company’s 2020 Long-Term Incentive Plan – Restricted Common Stock, Restricted Units and Stock Options

On April 7, 2020, the board of directors of the Company adopted the 2020 Long-Term Incentive Plan (the“ 2020 Long Term Incentive Plan”), which was approved by the Company’s stockholders at the Company’s annual meeting on June 18, 2020. On April 1, 2021 and June 9, 2021, the board of directors and the Company stockholders, respectively, approved Amendment No. 1 to the 2020 Long-Term Incentive Plan, which increased the maximum number of shares of common stock available for issuance under the 2020 Long-Term Incentive Plan from 600,000 shares of common stock to 1,200,000 shares of common stock. On March 28, 2022 and June 2, 2022, the board of directors and the Company stockholders, respectively, approved Amendment No. 2, which increased, the maximum number of shares of common stock available for issuance under the 2020 Long-Term Incentive Plan, as amended, from 1,200,000 shares of common stock to 1,900,000 shares of common stock.  As of December 31, 2022, 761,324 shares remain available to be issued under the Company's 2020 Long-term Incentive Plan. No award may be granted under the 2020 Long Term Incentive Plan after April 7, 2030.

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

RESTRICTED STOCK - SERVICE BASED VESTING

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at January 1, 2020	73,715	$9.22
Granted	268,129	14.65
Vested	(55,278)	9.63
Unvested at December 31, 2020	286,566	14.23
Granted	142,376	17.94
Vested	(62,649)	7.59
Unvested at December 31, 2021	366,293	16.80
Granted	92,400	11.13
Vested	(117,634)	14.08
Unvested at December 31, 2022	341,059	16.17

OPERATING LLC RESTRICTED UNITS - SERVICE BASED VESTING

	Number of Restricted Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2020	550,000	$0.80
Granted	2,508,080	1.54
Vested	(275,000)	0.80
Forfeited	-	-
December 31, 2020	2,783,080	1.46
Granted	4,617,000	2.07
Vested	(529,050)	0.62
Forfeited	-	-
Unvested at December 31, 2021	6,871,030	1.93
Granted	422,000	0.85
Vested	(751,540)	1.35
Forfeited	-	-
Unvested at December 31, 2022	6,541,490	$1.93

During the years ended December 31, 2022, 2021, and 2020, the total fair value of all equity awards vested in each year based on the fair market value of the Common Stock on the vesting date was $2,852, $1,999, and $290, respectively.

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

SPONSOR ENTITY MEMBERSHIP UNITS - PERFORMANCE BASED VESTING

	Membership Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2020	1,263,000	$9.95
Granted	3,272,500	9.98
Vested	(1,175,339)	9.95
Forfeited	(87,661)	9.95
December 31, 2020	3,272,500	9.98
Granted	-	-
Vested	(1,309,000)	9.99
Forfeited	(231,000)	9.99
Unvested at December 31, 2021	1,732,500	9.97
Granted	-	-
Vested	-	-
Forfeited	(1,732,500)	9.97
Unvested at December 31, 2022	-	$-

During the years ended December 31, 2022, 2021, and 2020, the total fair value of all equity awards vested in each year based on the fair market value of the membership units on the vesting date was $0, $23,527, and $13,361, respectively.

23. INCOME TAXES

Cohen & Company Inc. is treated as a C corporation for United States federal income tax purposes. The components of income tax expense (benefit) included in the consolidated statements of operations for each year presented herein are shown in the table below.

INCOME TAX EXPENSE
(Dollars in Thousands)

	For the Year Ended December 31,
	2022	2021	2020
Current income tax expense (benefit)
Federal income tax expense (benefit)	$-	$-	$-
Foreign income tax expense (benefit)	198	188	122
State and local income tax expense (benefit)	17	387	86
	215	575	208
Deferred income tax expense (benefit)
Federal income tax expense (benefit)	4,634	(530)	(7,430)
Foreign income tax expense (benefit)	-	-	-
State and local income tax expense (benefit)	(55)	(3,586)	(1,447)
	4,579	(4,116)	(8,877)

Total	4,794	(3,541)	(8,669)

The components of income (loss) before income taxes are shown below.

INCOME (LOSS) BEFORE INCOME TAXES
(Dollars in Thousands)

	For the Year Ended December 31,
	2022	2021	2020
Domestic	$(54,749)	$69,791	$30,317
Foreign	873	706	(533)
Total	$(53,876)	$70,497	$29,784

The Company had no prepaid taxes in the consolidated balance sheet as of December 31, 2022 and 2021.

The expected income tax expense /(benefit) using the federal statutory rate differs from income tax expense / (benefit) pertaining to pre-tax income / (loss) as a result of the following for the years ended December 31, 2022, 2021, and 2020.

INCOME TAX RATE RECONCILIATION
(Dollars in Thousands)

	For the Year Ended December 31,
	2022	2021	2020
Federal statutory rate	$(11,314)	$14,804	$6,255
Pass thru impact	9,509	(13,068)	(5,092)
Deferred tax valuation allowance and other	6,439	(2,267)	(8,593)
State and local tax	143	(3,197)	(1,361)
Foreign tax	17	187	122
Total	$4,794	$(3,541)	$(8,669)

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

The components of the net deferred tax asset (liability) are as follows.

DEFERRED TAX ASSET AND LIABILITY
(Dollars in Thousands)

	As of December 31, 2022			As of December 31, 2021
	Asset	Liability	Net	Asset	Liability	Net
Federal net operating loss carry-forward	$20,160	$-	$20,160	$19,678	$-	$19,678
State and local net operating loss carry-forward	5,460	-	5,460	5,932	-	5,932
Federal capital loss carry-forward	14,796	-	14,796	17,192	-	17,192
Unrealized gain on debt	-	(6,505)	(6,505)	-	(5,679)	(5,679)
Investment in Operating LLC	13,682	-	13,682	10,353	-	10,353
Other	998	(227)	771	1,045	(1,283)	(238)
Gross deferred tax asset / (liability)	55,096	(6,732)	48,364	54,200	(6,962)	47,238
Less: valuation allowance	(41,430)	-	(41,430)	(35,725)	-	(35,725)
Net deferred tax asset / (liability)	$13,666	$(6,732)	$6,934	$18,475	$(6,962)	$11,513

As of December 31, 2022, the Company had a federal net operating loss (“NOL”) of approximately $96,002, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses (“NCLs”) in excess of capital gains of $70,457 as of December 31, 2022, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carryforward will begin to expire in 2023. No assurance can be made that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers.

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

Notwithstanding the facts that the Company has determined that the use of its remaining NOL and NCL carryforwards are not currently limited by Section 382 of the Code, the Company recorded a valuation allowance for a substantial portion of its NOLs and NCLs when calculating its net deferred tax liability as of December 31, 2022.

Each reporting period, management determines the expected amount of taxable income it will generate in each jurisdiction where the Company has NOLs.  Management then schedules this income against each carryforward asset and determines what portion of the asset it believes is more likely than not to be realized.  This determination is subjective and subject to many assumptions and factors including:  profitability of the Company's business in the future, the timing of that future income as compared to carryforward asset expiration, the character of future income (ordinary or capital), and the jurisdiction the income will be generated in.  To the extent management's determination changes, an adjustment will be made to the valuation allowance resulting in deferred tax expense or benefit.  The Company recorded deferred tax benefit in 2020 and 2021 because expectations of future income increased and the Company reduced the valuation allowance it had applied against carryforward assets.  The Company recorded deferred tax expense in 2022 because expectations of future income decreased and the Company increased the valuation allowance it had applied against carryforward assets.  Because of magnitude of the Company's carryforward assets as well as the volatility of the Company's operating results, significant adjustments to the valuation allowance are likely going forward.  These future adjustments will likewise result in material amounts of deferred tax benefit or expense going forward.

The Company files tax returns in the U.S. federal jurisdiction, various states or local jurisdictions, the United Kingdom, Ireland, and France. With few exceptions, the Company is no longer subject to examination for years prior to 2017.

The Company applies ASC 740-10 in determining uncertain tax positions. The Company has evaluated its tax positions under this criteria and has determined that as of December 31, 2022 and 2021 it has not taken any material uncertain tax positions that would require adjustment to the financial statements.

24. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table shows the components of other comprehensive income / (loss) and the tax effects allocated to other comprehensive income / (loss).  Accumulated OCI consists solely of foreign currency items.

ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) AND INCOME TAX EFFECT OF ITEMS ALLOCATED TO OTHER COMPREHENSIVE INCOME / (LOSS)
(Dollars in Thousands)

	OCI Items	Tax Effect	Total
December 31, 2019	$(915)	$-	$(915)
Change in foreign currency items	35	-	35
Other comprehensive income / (loss), net	35	-	35
Acquisition / (surrender) of additional units in consolidated subsidiary, net	59	-	59
December 31, 2020	(821)	-	(821)
Change in foreign currency items	(74)	-	(74)
Other comprehensive income / (loss), net	(74)	-	(74)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(10)	-	(10)
December 31, 2021	(905)	-	(905)
Change in foreign currency items	(54)	-	(54)
Other comprehensive income / (loss), net	(54)	-	(54)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	4	-	4
December 31, 2022	$(955)	$-	$(955)

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

CCFEL cancelled its license with the CBI effective April 7, 2022.

CCFL cancelled its FCA license on November 25 2020; therefore it was not subject to a minimum liquid capital requirement as of December 31, 2020.

The following tables shows the actual net capital (in the case of the JVB) and actual net liquid capital (in the case of CCFESA and CCFEL) as compared to the required amounts for the periods indicated.

STATUTORY NET CAPITAL REQUIREMENTS
(Dollars in thousands)

	As of December 31, 2022
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$46,518	$250	$46,268
CCFESA	1,588	512	1,076
Total	$48,106	$762	$47,344

	As of December 31, 2021
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$73,999	$250	$73,749
CCFESA	1,117	543	574
CCFEL	1,700	895	805
Total	$76,816	$1,688	$75,128

26. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Year Ended December 31,
	2022	2021	2020
Net income / (loss) attributable to Cohen & Company Inc.	$(13,389)	$11,808	$14,205
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	-	26,656	14,200
Add: Interest expense incurred on dilutive convertible notes	-	1,183	1,162
Add / (deduct): Adjustment (2)	-	1,719	9,452
Net income / (loss) on a fully converted basis	$(13,389)	$41,366	$39,019

Weighted average common shares outstanding - Basic	1,420,383	1,187,029	1,131,085
Unrestricted Operating LLC units of membership interests exchangeable into Cohen & Company Inc. shares (1)	-	2,851,358	2,800,597
Restricted Units or shares	-	212,055	124,922
Shares issuable upon conversion of dilutive convertible notes	-	1,034,483	1,034,483
Weighted average common shares outstanding - Diluted	1,420,383	5,284,925	5,091,087

Net income / (loss) per common share - Basic	$(9.43)	$9.95	$12.56

Net income / (loss) per common share - Diluted (3)	$(9.43)	$7.83	$7.66

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

(3)	Potentially diluted securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2022	2021	2020
2017 Convertible Note	224,138	-	-
Restricted Common Stock	18,182	-	-
Restricted Operating LLC units	3,735,004	-	-
	3,977,324	-	-

27. RESERVE REQUIREMENTS

As of December 31, 2022 and 2021, JVB claimed exemptions to the reserve requirements under Rule 15c3-3 of the Securities Exchange Act of 1934 under two separate exemptions.  First, JVB does not carry securities accounts for its customers or perform custodial functions relating to customer securities and, therefore, qualifies for an exemption under Rule 15c3-3(k)(2)(ii).  Second, JVB qualifies for an exemption under Footnote 74 of the SEC Release No. 34-70073 because it limits its business activities to certain activities allowed under this exemption and it does not hold customer funds or securities, carry customer accounts, and does not carry PAB accounts.

28. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in several cities under agreements. As of December 31, 2022, future minimum commitments under these operating leases are as follows.

FUTURE LEASE COMMITMENTS
(Dollars in Thousands)

	Lease	Less: Sublease	Net Commitment
2023	$2,694	$(51)	$2,643
2024	2,165	-	2,165
2025	1,794	-	1,794
2026	1,507	-	1,507
2027	1,515	-	1,515
2028 and thereafter	2,247	-	2,247
	$11,922	$(51)	$11,871

Rent expense for the years ended December 31, 2022, 2021, and 2020 was $2,522, $1,639, and $1,521, respectively, and was included in business development, occupancy, equipment expense in the consolidated statements of operations.  Rent expense was recorded net of sublease income of $102, $178, and $318 for the years ended December 31, 2022, 2021 and 2020, respectively. The lease commitments noted above represent the actual cash commitments and will not necessarily match the amount of rent expense recorded in the consolidated statements of operations.

Legal and Regulatory Proceedings

On October 8, 2021, Cohen & Company, Ltd., an Ohio limited liability company, as plaintiff, filed a complaint with the United States District Court, Eastern District of Pennsylvania, under the caption Cohen & Company, Ltd. v. Cohen & Company Inc., alleging that Cohen & Company Inc., as defendant, has been using the “Cohen & Company” trademark and business name, which allegedly infringes and unfairly competes with the plaintiff’s registered trademarks “Cohen & Company” and “Cohen & Co,” in violation of applicable federal and state trademark laws and regulations.  Pursuant to the complaint, the plaintiff has demanded that the defendant be permanently enjoined from using the “Cohen & Company” trademark and business name in connection with its business, pay to the plaintiff statutory damages, attorneys’ fees and costs and other damages, and pay over to plaintiff all gains, profits and advantages realized by the defendant from its allegedly unlawful acts and omissions.  The Company filed a partial motion on April 18, 2022, and on October 6, 2022, the Court granted the Company's motion and dismissed the plaintiff's counterfeiting claim with prejudice.  On October 27, 2022, the parties executed a confidential settlement agreement and all the plaintiff's claims were dismissed with prejudice on October 31, 2022, ending the case.  Other than legal fees incurred which are included in these financial statements, the Company did not incur a loss related to this case.

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

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2022
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Net trading	$40,009	$-	$-	$40,009	$-	$40,009
Asset management	-	9,004	-	9,004	-	9,004
New issue and advisory	24,721	-	-	24,721	-	24,721
Principal transactions and other income	2	854	(30,203)	(29,347)	-	(29,347)
Total revenues	64,732	9,858	(30,203)	44,387	-	44,387
Compensation and benefits	32,434	7,612	1,086	41,132	9,158	50,290
Other operating expense	14,539	2,173	728	17,440	4,620	22,060
Total operating expenses	46,973	9,785	1,814	58,572	13,778	72,350
Operating income / (loss)	17,759	73	(32,017)	(14,185)	(13,778)	(27,963)
Interest income (expense)	(247)	-	-	(247)	(4,735)	(4,982)
Income / (loss) from equity method affiliates	-	-	(20,931)	(20,931)	-	(20,931)
Other non-operating income	-	-	-	-	-	-
Income / (loss) before income taxes	17,512	73	(52,948)	(35,363)	(18,513)	(53,876)
Income tax expense / (benefit)	-	-	-	-	4,794	4,794
Net income / (loss)	17,512	73	(52,948)	(35,363)	(23,307)	(58,670)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(23,203)	(23,203)	-	(23,203)
Enterprise net income (loss)	17,512	73	(29,745)	(12,160)	(23,307)	(35,467)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(22,078)	(22,078)
Net income / (loss) attributable to Cohen & Company Inc.	$17,512	$73	$(29,745)	$(12,160)	$(1,229)	$(13,389)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$5	$-	$5	$552	$557

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2021
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Net trading	$69,385	$-	$-	$69,385	$-	$69,385
Asset management	-	10,923	-	10,923	-	10,923
New issue and advisory	28,736	-	-	28,736	-	28,736
Principal transactions and other income	(3)	768	36,559	37,324	-	37,324
Total revenues	98,118	11,691	36,559	146,368	-	146,368
Compensation and benefits	42,064	6,630	16,546	65,240	19,808	85,048
Other operating expense	13,914	2,151	387	16,452	5,275	21,727
Total operating expenses	55,978	8,781	16,933	81,692	25,083	106,775
Operating income / (loss)	42,140	2,910	19,626	64,676	(25,083)	39,593
Interest income (expense)	(435)	-	-	(435)	(6,798)	(7,233)
Income / (loss) from equity method affiliates	-	-	36,010	36,010	-	36,010
Other non-operating income	-	-	-	-	2,127	2,127
Income / (loss) before income taxes	41,705	2,910	55,636	100,251	(29,754)	70,497
Income tax expense / (benefit)	-	-	-	-	(3,541)	(3,541)
Net income / (loss)	41,705	2,910	55,636	100,251	(26,213)	74,038
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	1,878	33,696	35,574	-	35,574
Enterprise net income (loss)	41,705	1,032	21,940	64,677	(26,213)	38,464
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	26,656	26,656
Net income / (loss) attributable to Cohen & Company Inc.	$41,705	$1,032	$21,940	$64,677	$(52,869)	$11,808

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$1	$2	$-	$3	$368	$371

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2020
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Net trading	$73,611	$-	$-	$73,611	$-	$73,611
Asset management	-	8,759	-	8,759	-	8,759
New issue and advisory	2,234	-	-	2,234	-	2,234
Principal transactions and other income	3	639	44,864	45,506	-	45,506
Total revenues	75,848	9,398	44,864	130,110	-	130,110
Salaries/Wages	36,092	5,309	11,700	53,101	6,801	59,902
Other Operating Expense	12,546	2,042	168	14,756	5,241	19,997
Impairment of goodwill	7,883	-	-	7,883	-	7,883
Total operating expenses	56,521	7,351	11,868	75,740	12,042	87,782
Operating income / (loss)	19,327	2,047	32,996	54,370	(12,042)	42,328
Interest income (expense)	(997)	-	-	(997)	(8,592)	(9,589)
Income / (loss) from equity method affiliates	-	-	(2,955)	(2,955)	-	(2,955)
Income / (loss) before income taxes	18,330	2,047	30,041	50,418	(20,634)	29,784
Income tax expense / (benefit)	-	-	-	-	(8,669)	(8,669)
Net income / (loss)	18,330	2,047	30,041	50,418	(11,965)	38,453
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	1,408	8,640	10,048	-	10,048
Enterprise net income (loss)	18,330	639	21,401	40,370	(11,965)	28,405
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	14,200	14,200
Net income / (loss) attributable to Cohen & Company Inc.	$18,330	$639	$21,401	$40,370	$(26,165)	$14,205

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$18	$3	$-	$21	$313	$334

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

Balance Sheet Data
As of December 31, 2022
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Total Assets	$820,238	$5,679	$36,969	$862,886	$24,169	$887,055

Included within total assets:
Investments in equity method affiliates	$-	$-	$8,929	$8,929	$-	$8,929
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

Balance Sheet Data
As of December 31, 2021
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Total Assets	$3,501,973	$5,251	$104,491	$3,611,715	$44,589	$3,656,304

Included within total assets:
Investments in equity method affiliates	$-	$-	$48,238	$48,238	$-	$48,238
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

Geographic Information

The Company has conducted its business activities through offices in the following locations: (1) United States and (2) Europe and other. Total revenues by geographic area are summarized as follows.

GEOGRAPHIC DATA
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Total Revenues:
United States	$39,669	$140,420	$125,151
Europe & Other	4,718	5,948	4,959
Total	$44,387	$146,368	$130,110

Long-lived assets attributable to an individual country, other than the United States, are not material.

30. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $4,782, $6,388 and $8,711 for the years ended December 31, 2022, 2021, and 2020, respectively.

The Company paid income taxes of $327, $166, and $234 for the years ended December 31, 2022, 2021, and 2020, respectively, and received income tax refunds of  $0, $96, and $82 for the years ended December 31, 2022, 2021, and 2020, respectively.

In 2022, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered units of membership interests in the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $338, a net increase of $4 in AOCI, and an increase of $334  in non-controlling interest.  See note 21.

•

The Company recorded a $15,000 increase in convertible non-controlling interest and a $15,000 decrease in debt as a result of the DGC Trust election to convert the 2017 Convertible Note into units of membership interest of the Operating LLC.

•

The Company recorded a decrease in equity method affiliates of $20,915 and an increase in other investments, at fair value of $20,915 resulting from an in-kind distribution from equity method affiliates.

•	The Company received equity shares in several public companies in exchange for advisory services. The fair market value of the shares received was $7,416. The Company included this in new issue and advisory revenue in the statement of operations.
•	The Company recorded a decrease in other investments, at fair value of $6,417 and a corresponding decrease in non-controlling interest resulting from in-kind distributions to the non-controlling interest of certain SPAC sponsor entities.
•	The Company recorded an increase in other investments, at fair value of $844 and a corresponding decrease in other investment, not yet purchased of $844 resulting from an investment reclass.

In 2021, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered units of membership interests in the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $1,929, a net decrease of  $10 in AOCI, and a net increase of $1,939 in non-controlling interest.  See note 21.

•	The Company recorded a decrease of $2,103 in due from related party, a corresponding increase of $701 in other investments, at fair value, and a corresponding decrease of $1,402 to non-controlling interest, all as a result of an in-kind distribution of incremental LP interests, from the 2020 performance fee earned, to all the members of Vellar GP, including the Company.
•	The Company recorded a decrease of $3,958 in investments in equity method affiliates and a $31,049 decrease in other investments, at fair value and a corresponding decrease in non-controlling interest resulting from an in-kind distribution from Insurance SPAC II.
•	The Company recorded a decrease in other investments, at fair value of $20,119 and a corresponding decrease in non-controlling interest resulting from an in-kind distribution from Insurance SPAC.
•	The Company recorded a net decrease in investments in equity method affiliates of $5,439 and a net increase in other investments, at fair value of $5,439 resulting from an in-kind distribution from an equity method affiliate.
•	The Company recorded a decrease in other investments, at fair value of $2,415 and a decrease in non-controlling interest of $2,415 resulting from an in-kind distribution from other consolidated subsidiaries.

In 2020, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered unit of the Operating LLC. The Company recognized a net decrease in additional paid-in capital of $1,765, a net increase of $59 in accumulated other comprehensive income, and an increase of $1,706 in non-controlling interest.  See note 21.

•	In conjunction with the sale of ViaNova on August 22, 2020, the Company transferred one RTL with a fair value of $2,243 to JVB. As a result, the Company recorded an increase in other investments, at fair value and corresponding decrease in other assets. See note 20.
•	The Company recorded a $9,694 decrease to other investments, at fair value resulting from noncontrolling interest in-kind distributions.

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

The following table illustrates the impact of changing collateral deposits had on cash from operations:

	Year Ended December 31,
	2022	2021	2020
Cash collateral held from repo and or reverse repo counterparties - End of Period	$4,301	$17,320	$41,119
Less: Cash collateral held from repo and or reverse repo counterparties - End of Period	17,320	41,119	9,524
Impact to cash flow from operations	$(13,019)	$(23,799)	$31,595

31. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the years ended December 31, 2022, 2021, and 2020. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

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

CBF has been identified as a related party because (i) CBF is a non-controlling interest holder of the Company and (ii) CBF is wholly owned by Daniel G. Cohen. On September 29, 2017, CBF also invested $8,000 of the initial $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Trust / CBF pursuant to the CBF Investment Agreement.  The Company incurred interest expense on this instrument, which is disclosed as part of interest expense incurred in the table at the end of this section.  In March 2021, October 2020 and 2019, payments of $4,000, $2,500, and $1,500, respectively, were made by the Company to CBF, which reduced the redeemable financial instrument balance to zero.  See notes 20.

EBC has been identified as a related party because Daniel G. Cohen is a trustee of EBC and has sole voting power with respect to all shares of the Company held by EBC. In September 2013, EBC, as an assignee of CBF, made a $4,000 investment in the Company. The Company issued $2,400 in principal amount of the 2013 Convertible Notes and $1,600 of the Common Stock to EBC. On September 25, 2019, the 2013 Convertible Notes were amended and restated and, subsequent to this amendment, are referred to as the 2019 Senior Notes.  On September 25, 2020 the 2019 Senior Notes were amended again to extend their maturity date until September 25, 2021. The Company fully paid and extinguished the 2019 Senior Notes on September 24, 2021. See note 20.  The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at the end of this section.

B. The Edward E. Cohen IRA

On August 28, 2015, $4,386 in principal amount of the 2013 Convertible Notes originally issued to Mead Park Capital in September 2013 was purchased by Pensco Trust Company, Custodian fbo Edward E. Cohen of which Edward E. Cohen is the benefactor.  Edward E. Cohen is the father of Daniel G. Cohen.  On September 25, 2019, the 2013 Convertible Notes were amended and restated by the 2019 Senior Notes. See note 20 for a description of amendments related to the 2019 Senior Notes and the 2013 Convertible Notes. On February 3, 2020, $4,386 of the 2019 Senior Notes, representing all the 2019 Senior Notes held by the Pensco Trust Company, Custodian fbo Edward E. Cohen were fully repaid. The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the table at the end of this section.

C. JKD Investor

The JKD Investor is an entity owned by Jack J. DiMaio, the vice chairman of the board of directors his spouse.  On October 3, 2016, JKD Investor invested $6,000 in the Operating LLC.  Additional investments were made in January 2017 and January 2019 in the amounts of $1,000 and $1,268, respectively.  See notes 19 and 20. The interest expense on this investment is disclosed as part of interest expense incurred in the table at end of this section.

On January 31, 2020, JKD Investor purchased $2,250 of the 2020 Senior Notes. On January 31, 2022, the Operating LLC and JKD Investor entered into the 2022 Note Purchase Agreement, pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor the Amended and Restated Note in the aggregate principal amount of $4,500. See note 20. The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tale at the end of this section.

D. DGC Trust

DGC Trust has been identified as a related party because Daniel G. Cohen's children are the beneficiaries of the trust and the trust was established by Daniel G. Cohen, Executive Chairman of the Company’s board of directors and Executive Chairman of the Operating LLC’s board of managers. Daniel G. Cohen does not have any voting or dispositive control of securities held in the interest of the trust.

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

F. Cohen Circle, LLC ("Cohen Circle"), formerly Fintech Masala, LLC

Cohen Circle is a related party because Betsy Cohen, the mother of Daniel G. Cohen, is the chairman of Cohen Circle.  Daniel G. Cohen is also a managing member of Cohen Circle. The Company engaged Betsy Cohen, as an agent of Cohen Circle, as a consultant to provide certain services related to the Insurance SPAC. See notes 12. The Company agreed to pay a consultant fee of $1 per month, which commenced July 1, 2019 and continued through the Insurance SPAC Merger.  Betsy Cohen made a $2 investment in the Insurance SPAC Sponsor Entities in March 2019, which is included as a component of non-controlling interest in the consolidated balance sheet as of December 31, 2020. See note 21. The expense incurred by the Company for the consulting services provided by Cohen Circle are included within professional fees and operating expense in the consolidated income statement and are disclosed in the table below.

The Company engaged Betsy Cohen, as an agent of Cohen Circle, as a consultant to provide certain services related to the Insurance SPAC II. See note 12. The Company agreed to pay a consultant fee of $1 per month, which commenced on October 1, 2020 and continued through February 2021. Betsy Cohen made a $1 investment in the Insurance SPAC II Sponsor Entities, which is included as a component of non-controlling interest in the consolidated balance sheet as of December 31, 2020. See note 21.  The expense incurred by the Company for the consulting services provided by Cohen Circle is included within professional fees and operating expense in the consolidated income statement and are disclosed in the table below.

The Company engaged Betsy Cohen, as an agent of Cohen Circle, as a consultant to provide certain services related to the Insurance SPAC III. See note 12. The Company agreed to pay a consultant fee of $1 per month, which commenced on December 1, 2020 and continued through November 18, 2022, the date Insurance SPAC III announced that it would not consummate an initial business combination within the time period required. Betsy Cohen made a $1 investment in the Insurance SPAC III Sponsor Entities, which is included as a component of non-controlling interest in the consolidated balance sheet as of December 31, 2021. See note 21. The expense incurred by the Company for the consulting services provided by Cohen Circle is included within professional fees and operating expense in the consolidated income statement and are disclosed in the table below.

The Company has a sublease agreement as sub-lessor for certain office space with Cohen Circle.  The Company received payments under this sublease agreement which payments are recorded as a reduction in rent and utility expenses.  This sublease agreement commenced on August 1, 2018 and has a term that automatically renews for one year periods if not cancelled by either party upon 90 days’ notice prior to the end of the then-existing term.  The income earned pursuant to this sublease agreement is included as a reduction in rent expense in the consolidated statements of income and is disclosed in the table below.

 G.  Investment Vehicle and Other

Stoa USA Inc./ FlipOs ("FlipOs")

FlipOs is a related party because Daniel G. Cohen is a director. As of December 31, 2022, the Company made cumulative investments of $691 in FlipOs.  The fair value of this investment is included in other investments, at fair value on the consolidated balance sheets; any realized and unrealized gains on this investment are included in principle transactions and other income on the consolidated statements of operations and comprehensive income. This amount is included in the table below.

CK Capital and AOI

CK Capital and AOI are related parties as they are equity method investments of the Company.  In December 2019, the Company acquired a 45% interest in CK Capital.  The Company purchased this interest for $18 (of which $17 was paid to an entity controlled by Daniel G. Cohen).  In addition, in December 2019, the Company also acquired a 10% interest in AOI, a real estate holding company, for $1 from entities controlled by Daniel G. Cohen.  Income earned, or loss incurred, by the Company on the equity method investments in CK Capital and AOI is included in the tables below.  In accordance with the CK Capital shareholders agreement, the Company may receive fees for consulting services provided by the Company to CK Capital.  Any fees earned for such consulting services are included in principal transactions and other income in the table below. See Note 12.

Insurance SPAC

Prior to October 13, 2020, the date of the Insurance SPAC Merger, the Insurance SPAC was considered a related party as it was an equity method investment of the Company. The Operating LLC was the manager of the Insurance SPAC Sponsor Entities and the Company consolidated the Insurance SPAC Sponsor Entities. Prior to the Insurance SPAC Merger, the Company owned 26.5% of the equity in the Insurance SPAC. Income earned, or losses incurred, on the equity method investment in the Insurance SPAC is included in the tables below. The Operating LLC and the Insurance SPAC entered into an administrative services agreement, dated March 19, 2019, pursuant to which the Operating LLC and the Insurance SPAC agreed that, commencing on the date that the Insurance SPAC’s securities were first listed on the NASDAQ Capital Market through the earlier of the Insurance SPAC’s consummation of a business combination and its liquidation, the Insurance SPAC would pay the Operating LLC $10 per month for certain office space, utilities, secretarial support, and administrative services.  Revenue earned by the Company from such administrative services agreement is included as part of principal transactions and other income in the tables below.  The Company also agreed to lend the Insurance SPAC $750 for operating and acquisition related expenses, of which $650 was borrowed by the Insurance SPAC from the Company. On October 13, 2020, in connection with the Insurance SPAC Merger, the Insurance SPAC made a payment of $650 to the Company extinguishing the loan balance in full.  See notes 12 and 21.

Insurance SPAC II

Prior to February 9, 2021, the date of the Insurance SPAC II Merger, Insurance SPAC II was considered a related party as it was an equity method investment of the Company.  The Operating LLC was the manager of the Insurance SPAC II Sponsor Entities and the Company consolidated the Insurance SPAC II Sponsor Entities. Prior to the Insurance SPAC II Merger, the Company owned 46.1% of the equity in Insurance SPAC II.  Income earned, or loss incurred, on the equity method investment in Insurance SPAC II is included in the table below.  The Operating LLC and the Insurance SPAC II entered into an administrative services agreement, dated September 2, 2020, pursuant to which the Operating LLC and the Insurance SPAC II agreed that, commencing on the date that the Insurance SPAC II’s securities were first listed on the NASDAQ Capital Market through the earlier of the Insurance SPAC II’s consummation of a business combination and its liquidation, the Insurance SPAC II would pay the Operating LLC $20 per month for certain office space, utilities, secretarial support, and administrative services.  Revenue earned by the Company from such administrative services agreement is included as part of principal transactions and other income in the tables below.  The Company also agreed to lend the Insurance SPAC II $750 for operating and acquisition related expenses as a sponsor of Insurance SPAC II; no amount was borrowed from the Company. See notes 12 and 21.

Insurance SPAC III

Insurance SPAC III is a related party as it was an equity method investment of the Company.  The Operating LLC was the manager of the Insurance SPAC III Sponsor Entities and the Company consolidated the Insurance SPAC III Sponsor Entities. On November 18, 2022, Insurance SPAC III announced that, because it will not consummate an initial business combination within the time period required, it would dissolve and liquidate, effective as of the close of business on December 22, 2022. Prior to November 18, 2022,  Insurance SPAC III Sponsor Entities owned 47.3% of the equity in Insurance SPAC III Sponsor Entities. Income earned, or loss incurred, on the equity method investment in the Insurance SPAC III is included in the table below.  The Operating LLC and the Insurance SPAC III entered into an administrative services agreement, dated December 17, 2020, pursuant to which the Operating LLC and the Insurance SPAC III agreed that, commencing on the date that the Insurance SPAC III’s securities were first listed on the NASDAQ Capital Market through the earlier of the Insurance SPAC III’s consummation of a business combination and its liquidation, the Insurance SPAC III would pay the Operating LLC $20 per month for certain office space, utilities, and shared personnel support as may be requested by Insurance SPAC III.  Revenue earned by the Company from the administrative services agreement is included as part of principal transactions and other income in the tables below.

The Operating LLC loaned to Insurance SPAC III approximately $71 to cover IPO expenses, which was repaid in full at the closing of the IPO. Insurance Acquisition Sponsor III and its affiliates, including the Operating LLC, also committed to loan Insurance SPAC III up to $1,500 to cover operating and acquisition related expenses following the IPO, of which $960 was borrowed by Insurance SPAC III  prior to November 18, 2022.  The loans bore no interest and, as the Insurance SPAC III failed to  consummate a business combination in the required timeframe, the loans will not be repaid  The write off of the loans is included in equity method loss in 2022. See notes 4 and 12.

Sponsor Entities of Other SPACs

In general, a SPAC is initially funded by a sponsor and that sponsor invests in and receives private placement and founder shares of the SPAC.  The sponsor  may be organized as a single legal entity or multiple entities under common control.  In either case, the entity (or entities) is referred in this section as the sponsor of the applicable SPAC.  The Company has had the following transactions with various sponsors of SPACs that are related parties, which the Company does not consolidate.

Fintech Acquisition Corp. III ("FTAC III") was a SPAC.  The sponsor of FTAC III ("FTAC III Sponsor") is a related party because Daniel G. Cohen was the manager of the FTAC III Sponsor.   In December 2018, the Operating LLC entered into an agreement with FTAC III Sponsor whereby the Company would provide certain accounting and administrative services and in exchange the Company received 23,300 founder shares of FTAC III.  The revenue earned on this arrangement is disclosed in Principle transactions and other income, SPAC Sponsor Entities in the tables below.

Fintech Acquisition Corp. IV ("FTAC IV") was a SPAC.  The sponsor of FTAC IV ("FTAC IV Sponsor") is a related party as it is an equity method investment of the Company.  The Company made a sponsor investment in FTAC IV Sponsor, receiving a final allocation of 81,825 founder shares of FTAV IV stock for $1.  In addition, on September 29, 2020, the Operating LLC entered into a letter agreement with FTAC IV Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC IV Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of an additional 24,547 founder shares of FTAC IV stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principle transactions and other income, SPAC Sponsor Entities in the tables below.

Fintech Acquisition Corp. V ("FTAC V") is a SPAC.  The sponsor of FTAC V ("FTAC V Sponsor") is a related party as it is an equity method investment of the Company.  The Company made a sponsor investment in FTAC V Sponsor, receiving an allocation of 140,000 founder shares. On December 14, 2020, the Operating LLC entered into a letter agreement with FTAC V Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC V Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founder shares of FTAC V stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principle transactions and other income, SPAC Sponsor Entities in the tables below.  FTAC V liquidated in 2022.

Fintech Acquisition Corp. VI ("FTAC VI") is a SPAC.  The sponsor of FTAC VI ("FTAC VI Sponsor") is a related party as it is an equity method investment of the Company.  On June 26, 2021, the Operating LLC entered into a letter agreement with FTAC VI Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC VI Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founder shares of FTAC VI stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principle transactions and other income, SPAC Sponsor Entities in the tables below.  FTAC VI liquidated in 2022.

FTAC Olympus Acquisition Corp ("FTAC Olympus") was a SPAC.  The sponsor of FTAC Olympus ("FTAC Olympus Sponsor") is a related party as it is an equity method investment of the Company.  The Company made a sponsor investment in FTAC Olympus Sponsor, receiving a final allocation of 399,741 founder shares of FTAC Olympus stock.  In addition, on September 8, 2020, the Operating LLC entered into a letter agreement with FTAC Olympus Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Olympus Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of an additional 19,987 founder shares of FTAC Olympus stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principle transactions and other income, SPAC Sponsor Entities in the tables below.

FTAC Athena Acquisition Corp. ("FTAC Athena") is a SPAC.  The sponsor of FTAC Athena ("FTAC Athena Sponsor") is a related party as it is an equity method investment of the Company.  On February 26, 2021, the Operating LLC entered into a letter agreement with FTAC Athena Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Olympus Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founder shares of FTAC Athena stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, SPAC Sponsor Entities in the tables below.

FTAC Hera Acquisition Corp. ("FTAC Hera") is a SPAC.  The sponsor of FTAC Hera ("FTAC Hera Sponsor") is a related party as it is an equity method investment of the Company.  On March 5, 2021, the Operating LLC entered into a letter agreement with FTAC Hera Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Hera Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founder shares of FTAC Hera stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, SPAC Sponsor Entities in the tables below.

FTAC Parnassus Acquisition Corp. ("FTAC Parnassus") is a SPAC.  The sponsor of FTAC Parnassus ("FTAC Parnassus Sponsor") is a related party as it is an equity method investment of the Company.  On March 15, 2021, the Operating LLC entered into a letter agreement with FTAC Parnassus Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Parnassus Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founder shares of FTAC Parnassus stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, SPAC Sponsor Entities in the tables below.

FTAC Zeus Acquisition Corp. ("FTAC Zeus") is a SPAC.  The sponsor of FTAC Zeus ("FTAC Zeus Sponsor") is a related party as it is an equity method investment of the Company.  On November 24, 2021, the Operating LLC entered into a letter agreement with FTAC Zeus Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Zeus Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Zeus stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, Other SPAC Entities in the tables below.

FTAC Emerald Acquisition Corp. ("FTAC Emerald") is a SPAC.  The sponsor of FTAC Emerald ("FTAC Emerald Sponsor") is a related party as it is an equity method investment of the Company.  On December 20, 2021, the Operating LLC entered into a letter agreement with FTAC Emerald Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Emerald Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Emerald stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, Other SPAC Entities in the tables below.

Other

The Company invests in sponsor entities of SPACS, either directly or through its interest in the SPAC Series Funds, which are not otherwise affiliated with the Company but are considered related parties because they are accounted for under the equity method.  As of December 31, 2022, the Company owned 1.9% of these entities in the aggregate. Income earned or loss incurred on the equity method investment in the SPAC Sponsor Entities is included in the tables below.

SPAC Fund

The SPAC Fund is considered a related party because it is an equity method investment. The Company has an investment in and a management contract with the SPAC Fund.  Income earned or loss incurred on the investment are included as part of principal transactions and other income.  Revenue earned on the management contract are included as part of asset management in the table below.  As of December 31, 2022, the Company owned .67% of the equity of the SPAC Fund.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment are included as part of principal transactions and other income.  Revenue earned on the management contract are included as part of asset management in the table below.  As of December 31, 2022, the Company owned 2.46% of the equity of the U.S. Insurance JV.

CREO JV

CREO JV is considered a related party because it is an equity method investment. The Company has an investment in and a management contract with CREO JV.  Income earned or loss incurred on the investment are included as part of principal transactions and other income.  Revenue earned on the management contract are included as part of asset management in the table below.  As of December 31, 2022, the Company owned 7.5% of the equity of CREO JV.

The following tables display the routine transactions recognized in the statements of operations from identified related parties that are described above.

Related Party Transactions
(Dollars in Thousands)

	For the Years Ended December 31,
	2022	2021	2020

Asset management
SPAC Fund	$954	$4,327	$2,406
Other SPAC Entities	-	319	-
U.S. Insurance JV	1,069	525	368
	$2,023	$5,171	$2,774
Principal transactions and other income
Dutch Real Estate Entities	$-	$137	$147
Insurance SPAC	-	-	95
Insurance SPAC II	-	40	80
Insurance SPAC III	220	240	20
FlipOs	4,196	1,805	-
Other SPAC Entities	160	132	23
SPAC Fund	(43)	474	183
U.S. Insurance JV	11	142	222
CREO JV	32	-	-
	$4,576	$2,970	$770
Income (loss) from equity method affiliates
Dutch Real Estate Entities	$(71)	$(137)	$639
Insurance SPAC	-	-	(3,138)
Insurance SPAC II	-	(107)	(486)
Insurance SPAC III	(5,896)	(1,200)	(34)
Other SPAC Entities	(14,962)	37,453	63
	$(20,929)	$36,009	$(2,956)

Operating expense (income)
Duane Morris	$621	$925	$1,194
Cohen Circle	(66)	(39)	(46)
	$555	$886	$1,148
Interest expense (income)
CBF	$-	$197	$1,191
DGC Trust	327	1,534	1,804
EBC	-	211	289
Edward E. Cohen IRA	-	-	47
JKD Investor	943	1,985	2,131
	$1,270	$3,927	$5,462

The following related party transactions are non-routine and are not included in the tables above.

H. Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen, its Executive Chairman, and Joseph W. Pooler, Jr., its Chief Financial Officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k)-savings plan covering substantially all its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made to the plan on behalf of the Company were $377, $287, and $270 for the years ended December 31, 2022, 2021, and 2020, respectively.

The Company leased office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio, Jr., the vice chairman of the Company's board of directors. The lease terminated June 20, 2022. The Company recorded $48, $96, and $96 of rent expense related to this agreement for each of the three years ended December 31, 2022, 2021, and 2020, respectively and are included as a component of business development, occupancy and equipment in the statement of operations.

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

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	As of December 31,
	2022	2021
CK Capital	$-	$137
U.S. Insurance JV	261	147
Insurance SPAC III	-	500
SPAC Fund	294	3,653
Employees & other	232	144
Due from Related Parties	$787	$4,581

SCHEDULE I

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Balance Sheets
(Dollars in Thousands)

	As of December 31,
	2022	2021
Assets
Cash	$-	$-
Investment in Cohen & Company, LLC	68,331	77,896
Prepaid income taxes	146	-
Deferred income taxes	3,093	8,134
Total assets	$71,570	$86,030

Liabilities
Accrued interest and other liabilities	$307	$128
Debt	24,524	23,961
Total liabilities	24,831	24,089

Stockholders’ Equity
Preferred Stock	27	27
Common Stock	17	17
Additional paid-in capital	72,801	72,006
Accumulated deficit	(25,151)	(9,204)
Accumulated other comprehensive loss	(955)	(905)
Total stockholders’ equity	46,739	61,941

Total liabilities and stockholders’ equity	$71,570	$86,030

See accompanying notes to condensed financial statements.

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Statements of Operations
(Dollars in Thousands)

	For the Year Ended December 31,
	2022	2021	2020

Revenues
Equity in undistributed earnings / (loss) from Cohen & Company, LLC	$(4,953)	$13,908	$8,567
Total revenues	(4,953)	13,908	8,567
Operating income / (loss)	(4,953)	13,908	8,567
Non-operating expense
Interest expense	(3,443)	(2,812)	(3,218)
Income / (loss) before income taxes	(8,396)	11,096	5,349
Income tax (benefit) / expense	4,993	(712)	(8,856)
Net income / (loss)	$(13,389)	$11,808	$14,205

See accompanying notes to condensed financial statements.

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Statements of Cash Flows
(Dollars in Thousands)

	For the Year Ended December 31,
	2022	2021	2020

Operating activities
Net income / (loss)	$(13,389)	$11,808	$14,205
Adjustments to reconcile net income / (loss) to net cash provided by / (used) in operating activities:
Equity in undistributed earnings / (loss) from Cohen & Company, LLC	4,953	(13,908)	(8,567)
Distributions from / (contributions to) Cohen & Company, LLC	5,433	(2,662)	9,388
Amortization of discount of debt	563	526	434
(Increase) / decrease in other assets	(166)	-	21
Increase / (decrease) in accounts payable and other liabilities	199	(74)	(34)
Increase / (decrease) in deferred income taxes	5,041	(736)	(8,877)
Net cash provided by / (used in) operating activities	2,634	(5,046)	6,570
Financing activities
Repurchase and repayment of debt	-	-	-
Proceeds from issuance of Common Stock	-	9,076	-
Cash used to net share settle equity awards	(76)	(102)	(15)
Principal payments on debt	-	(2,400)	(4,386)
Repurchase of stock	-	(857)	(2,142)
Dividends paid to stockholders	(2,558)	(671)	(27)
Net cash provided by / (used in) financing activities	(2,634)	5,046	(6,570)
Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

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