Form 10-Q
period 2023-03-31
Cohen & Co Inc.
filed 2023-05-05
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 5, 2023, there were 1,819,866 shares of common stock ($0.01 par value per share) of Cohen & Company Inc. ("Common Stock") outstanding.

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

March 31, 2023

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

These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

●	integration of operations;
●	business strategies;
●	growth opportunities;
●	competitive position;
●	market outlook;
●	expected financial position;
●	expected results of operations;
●	future cash flows;
●	financing plans;
●	plans and objectives of management;
●	tax treatment of the business combinations;
●	our investments in both SPACs and SPAC sponsor entities, including through our SPAC Fund and SPAC Series Funds;
●	our role as asset manager and sponsor in our SPAC franchise;
●	fair value of assets; and
●	any other statements regarding future growth, future cash needs, future operations, business plans, future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Actual results may differ materially because of various factors, some of which are outside our control, including the following:

●	a decline in general economic conditions or the global financial markets;
●

continuation of the COVID-19 pandemic or future outbreaks of COVID-19, the timing and effectiveness of vaccine distribution, and uncertainty surrounding the length and severity of future impacts on the global economy and on our business, liquidity, results of operations and financial condition;

●	economic uncertainty and capital markets disruption, which have been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine;
●	losses and reduced transaction volumes as a result of increasing interest rates and inflation;
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

“JVB Holdings” refers to JVB Financial Holdings, L.P., a wholly owned subsidiary of the Operating LLC; “JVB” refers to J.V.B. Financial Group, LLC, a wholly owned broker-dealer subsidiary of JVB Holdings; "CCFESA" refers to Cohen & Company Financial (Europe) S.A., a majority owned subsidiary regulated by the Autorite de Controle Prudentiel et de Resolution ("ACPR") in France; and “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a wholly owned subsidiary of the Operating LLC formerly regulated by the Central Bank of Ireland (the “CBI”).

“Securities Act” refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2023
	(unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$3,641	$29,101
Receivables from brokers, dealers, and clearing agencies	103,261	140,933
Due from related parties	767	787
Other receivables	6,639	9,527
Investments-trading	197,857	211,828
Other investments, at fair value	22,395	28,022
Receivables under resale agreements	381,813	437,692
Investments in equity method affiliates	9,240	8,929
Deferred income taxes	6,545	6,934
Goodwill	109	109
Right-of-use asset - operating leases	9,144	9,647
Other assets	3,814	3,546
Total assets	$745,225	$887,055

Liabilities
Payables to brokers, dealers, and clearing agencies	$106,639	$134,985
Accounts payable and other liabilities	8,999	11,439
Due to related parties	834	-
Accrued compensation	6,432	12,434
Lease liability - operating leases	9,920	10,447
Trading securities sold, not yet purchased	97,696	133,957
Other investments sold, not yet purchased, at fair value	73	78
Securities sold under agreements to repurchase	395,226	452,797
Redeemable financial instruments	7,868	7,868
Debt	29,173	29,024
Total liabilities	662,860	793,029

Commitments and contingencies (See note 21)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized, 27,413,098 shares issued and outstanding	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,819,866 and 1,774,342 shares issued and outstanding, respectively, including 302,235 and 341,059 unvested or restricted share awards, respectively	18	17
Additional paid-in capital	73,636	72,801
Accumulated other comprehensive loss	(957)	(955)
Accumulated deficit	(28,382)	(25,151)
Total stockholders' equity	44,342	46,739
Non-controlling interest	38,023	47,287
Total equity	82,365	94,026
Total liabilities and equity	$745,225	$887,055

(

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Net trading	$8,210	$12,022
Asset management	2,025	1,889
New issue and advisory	900	3,770
Principal transactions and other income (loss)	(2,311)	(18,363)
Total revenues	8,824	(682)

Operating expenses
Compensation and benefits	10,537	13,879
Business development, occupancy, equipment	1,301	1,248
Subscriptions, clearing, and execution	2,125	1,941
Professional fee and other operating	2,200	1,996
Depreciation and amortization	144	132
Total operating expenses	16,307	19,196

Operating income (loss)	(7,483)	(19,878)

Non-operating income (expense)
Interest expense, net	(1,592)	(1,351)
Income (loss) from equity method affiliates	(395)	(12,104)
Income (loss) before income tax expense (benefit)	(9,470)	(33,333)
Income tax expense (benefit)	584	1,833
Net income (loss)	(10,054)	(35,166)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	97	(14,704)
Enterprise net income (loss)	(10,151)	(20,462)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	(7,514)	(12,850)
Net income (loss) attributable to Cohen & Company Inc.	$(2,637)	$(7,612)
Income (loss) per share data (see note 20)
Income (loss) per common share-basic:
Basic income (loss) per common share	$(1.77)	$(5.46)
Weighted average shares outstanding-basic	1,489,515	1,394,954
Income (loss) per common share-diluted:
Diluted income (loss) per common share	$(1.77)	$(5.46)
Weighted average shares outstanding-diluted	5,487,483	1,394,954

Comprehensive income (loss)
Net income (loss)	$(10,054)	$(35,166)
Other comprehensive income (loss) item:
Foreign currency translation adjustments, net of tax of $0	45	(66)
Other comprehensive income (loss), net of tax of $0	45	(66)
Comprehensive income (loss)	(10,009)	(35,232)
Less: comprehensive income (loss) attributable to the non-controlling interest	(7,382)	(27,601)
Comprehensive income (loss) attributable to Cohen & Company Inc.	$(2,627)	$(7,631)

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Three Months Ended March 31, 2023
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2022	$27	$17	$72,801	$(25,151)	$(955)	$46,739	$47,287	$94,026
Net (loss)	-	-	-	(2,637)	-	(2,637)	(7,417)	(10,054)
Other comprehensive (loss)	-	-	-	-	10	10	35	45
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	582	-	(12)	570	(570)	-
Equity-based compensation	-	1	299	-	-	300	789	1,089
Shares withheld for employee taxes	-	-	(46)	-	-	(46)	(118)	(164)
Dividends/distributions to convertible non-controlling interest	-	-	-	(594)	-	(594)	(1,187)	(1,781)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(834)	(834)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	38	38
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	-	-
March 31, 2023	$27	$18	$73,636	$(28,382)	$(957)	$44,342	$38,023	$82,365

	Cohen & Company Inc.
	Three Months Ended March 31, 2022
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2021	$27	$17	$72,006	$(9,204)	$(905)	$61,941	$89,492	$151,433
Net income	-	-	-	(7,612)	-	(7,612)	(27,554)	(35,166)
Other comprehensive loss	-	-	-	-	(19)	(19)	(47)	(66)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(292)	-	4	(288)	288	-
Equity-based compensation and vesting of shares	-	-	338	-	-	338	766	1,104
Shares withheld for employee taxes	-	-	(72)	-	-	(72)	(145)	(217)
Dividends/distributions to convertible non-controlling interest	-	-	-	(1,481)	-	(1,481)	(3,475)	(4,956)
Convertible non-controlling interest investment	-	-	-	-	-	-	15,000	15,000
Non-convertible non-controlling interest investment	-	-	-	-	-	-	6	6
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(5,660)	(5,660)
March 31, 2022	$27	$17	$71,980	$(18,297)	$(920)	$52,807	$68,671	$121,478

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income (loss)	$(10,054)	$(35,166)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	1,089	1,104
Loss (gain) on other investments, at fair value	2,603	18,718
Loss (gain) on other investments, sold not yet purchased	(5)	(178)
Noncash advisory fees received	(492)	-
(Income) loss from equity method affiliates	395	12,104
Depreciation and amortization	144	132
Amortization of discount on debt	149	204
Deferred tax provision (benefit)	389	1,464
Change in operating assets and liabilities, net:
Change in receivables from / payables to brokers, dealers, and clearing agencies	9,326	(36,381)
Change in receivables from / payables to related parties, net	20	2,876
(Increase) decrease in other receivables	2,888	(2,236)
(Increase) decrease in investments-trading	13,971	(24,856)
(Increase) decrease in receivables under resale agreements	55,879	982,083
(Increase) decrease in other assets	187	(951)
Increase (decrease) in accounts payable and other liabilities	(4,364)	23,933
Increase (decrease) in accrued compensation	(6,002)	(11,468)
Increase (decrease) in trading securities sold, not yet purchased	(36,261)	65,968
Increase (decrease) in securities sold under agreements to repurchase	(57,571)	(983,000)
Net cash provided by (used in) operating activities	(27,709)	14,350
Investing activities
Purchase of other investments, at fair value	(363)	(3,869)
Purchase of other investments sold, not yet purchased, at fair value	-	(4,178)
Sales and returns of principal - other investments, at fair value	3,908	7,395
Sales and returns of principal - other investments sold, not yet purchased, at fair value	-	1,239
Investment in equity method affiliate	(736)	(438)
Distribution from equity method affiliate	1	-
Purchase of furniture, equipment, and leasehold improvements	(96)	(298)
Net cash provided by (used in) investing activities	2,714	(149)
Financing activities
Proceeds from debt	-	2,250
Repayment of debt	-	(2,250)
Cash used to net share settle equity awards	(164)	(217)
Cohen & Company Inc. dividends	(215)	(54)
Convertible non-controlling interest distributions	(215)	(142)
Non-convertible non-controlling interest investment	38	6
Non-convertible non-controlling interest distributions	-	(1,775)
Net cash provided by (used in) financing activities	(556)	(2,182)
Effect of exchange rate on cash	91	(76)
Net increase (decrease) in cash and cash equivalents	(25,460)	11,943
Cash and cash equivalents, beginning of period	29,101	50,567
Cash and cash equivalents, end of period	$3,641	$62,510

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

The Company

The Company is a financial services company specializing in an expanding range of capital markets and asset management services. As of March 31, 2023, the Company had $2.16 billion in assets under management (“AUM”) of which $1.03 billion was in collateralized debt obligations (“CDOs”). The remaining portion of AUM is from a diversified mix of Investment Vehicles (as defined herein).

In these financial statements, the “Company” refers to Cohen & Company Inc. and its subsidiaries on a consolidated basis. Cohen & Company, LLC or the “Operating LLC” refers to the main operating subsidiary of the Company.  “Cohen Brothers” refers to the pre-AFN Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “Cohen & Company Inc.” is used, it is referring to the parent company itself. “JVB Holdings” refers to J.V.B. Financial Holdings, LP, a wholly owned subsidiary of the Operating LLC. “JVB” refers to J.V.B. Financial Group, LLC, a wholly owned broker-dealer subsidiary of JVB Holdings. "CCFESA" refers to Cohen & Company Financial (Europe) S.A., a majority owned subsidiary regulated by the Autorite de Controle Prudentiel et de Resolution ("ACPR") in France. “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a subsidiary formerly regulated by the Central Bank of Ireland (the "CBI").

The Company’s business is organized into the following three business segments.

Capital Markets: The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, matched book repo financing, new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, asset backed securities (“ABS”), mortgage-backed securities (“MBS”), residential mortgage-backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. The Company operates its capital markets activities primarily through its subsidiaries: JVB in the United States and CCFESA in Europe. A division of JVB, Cohen & Company Capital Markets ("CCM") is the Company's full-service boutique investment bank, which focuses on M&A, capital markets, and SPAC advisory services.

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

●	Revenue earned on the Company’s matched book repo financing activities; and
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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2022.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Adoption of New Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Certain aspects of this topic were later enhanced and clarified in January 2021 when the FASB issued ASU 2021-01 Reference Rate Reform (Topic 848).  These ASUs provides temporary optional guidance to ease the burden in accounting for reference rate reform by providing optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offer Rate ("LIBOR or another reference rate expected to be discontinued.  This ASU is intended to help stakeholders during the global market-wide reference rate transition period and will be in effect for a limited time through December 31, 2022. In December 2022, FASB issued ASU 2022-06 (Topic 848) and deferred the sunset date from December 31, 2022 to December 31, 2024. The Company’s adoption of the provisions of ASU 2020-04 and ASU 2021-01, effective March 12, 2020, is on a prospective basis.  The adoption of this ASU did not have a material impact on the Company's consolidated financial statements. See note 20.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs.  This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. The Company’s adoption of the provisions of ASU 2020-08, effective January 1, 2022, did not have an effect on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements.  This ASU affects a wide variety of Topics in the Codification. This ASU, among other things, contains amendments that improve consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section.  Many of the amendments arose because the FASB provided an option to give certain information either on the face of the financial statements or in the notes to financial statements and that option only was included in the Other Presentation Matters Section of the Codification. The option to disclose information in the notes to financial statements should have been codified in the Disclosure Section as well as the Other Presentation Matters Section (or other Section of the Codification in which the option to disclose in the notes to financial statements appears). The Company’s adoption of the provisions of ASU 2020-10, effective January 1, 2022, did not have an effect on the Company’s consolidated financial statements.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings ("TDRs") and Vintage Disclosures.  The amendments in this ASU eliminate TDR recognition and measurement guidance and instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan.  The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.  The Company's adoption of the provisions of ASU 2022-02, effective January 1, 2023, did not have an effect on the Company’s consolidated financial statements.

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

In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU responds to stakeholder feedback that the proportional amortization method provides investors and other allocators of capital with a better understanding of the returns from investments that are made primarily for the purpose of receiving income tax credits and other income tax benefits. This ASU is effective for fiscal years beginning after December 15, 2023.  Early adoption is permitted.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the Company's debt was assumed in the AFN Merger and recorded at fair value as of that date. As of March 31, 2023 and December 31, 2022, the fair value of the Company’s debt was estimated to be $33,706 and $34,679, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the value hierarchy.

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

4. OTHER RECENT BUSINESS TRANSACTIONS OR EVENTS

Conversion of the 2017 Convertible Note

On March 10, 2017, the Operating LLC issued to DGC Family Fintech Trust (the “DGC Trust”), a trust established by Daniel G. Cohen, a convertible senior secured promissory note in the aggregate principal amount of $15,000 (the "2017 Convertible Note").  On March 20, 2022, the DGC Trust elected to convert the 2017 Convertible Note into an aggregate of 10,344,827 units of membership interests in the Operating LLC at the conversion rate specified in the 2017 Convertible Note agreement of $1.45 per unit. As a result of such conversion, the 2017 Convertible Note was cancelled in its entirety.  These units of membership interests have the same conversion and redemption rights as the existing convertible non-controlling interest units of membership interests.  See note 20 to the Company's December 31, 2022 Annual Report filed on Form 10-K for additional information regarding the 2017 Convertible Note.

Pursuant to the DGC Trust’s governing documents, Daniel G. Cohen has the ability to acquire at any time any of the DGC Trust’s assets, including the units of membership interest, by substituting other property of an equivalent value without the approval or consent of any person, including any trustee or beneficiary of the DGC Trust. See note 24.

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

On January 31, 2022, the Operating LLC and JKD Investor entered into a note purchase agreement (the "2022 Purchase Agreement"), pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor an amended and restated senior promissory note in the aggregate principal amount of $4,500 (the “Amended and Restated Note”), which Amended and Restated Note amended and restated the JKD Note in its entirety.  The 2022 Purchase Agreement contains customary representations and warranties on the part of each of JKD Investor and the Operating LLC. The Company used these proceeds to retire $2,250 of the 2020 Senior Notes held by RNCS.  See notes 16 and 24.

INSU Acquisition Corp III ("Insurance SPAC III")

The Operating LLC was the manager of Insurance Acquisition Sponsor III, LLC (“IAS III”) and Dioptra Advisors III, LLC (together with IAS III, the “Insurance SPAC III Sponsor Entities”). The Insurance SPAC III Sponsor Entities were sponsors of INSU Acquisition Corp. III ("Insurance SPAC III"). On December 22, 2020, Insurance SPAC III completed the sale of 25,000,000 units (the “Insurance SPAC III Units”) in its initial public offering ("IPO"). Each Insurance SPAC III Unit consisted of one share of Insurance SPAC III's Class A common stock, par value $0.0001 per share (“Insurance SPAC III Common Stock”), and one-third of one Insurance SPAC III warrant (each, an “Insurance SPAC III Warrant”), where each whole Insurance SPAC III Warrant entitled the holder to purchase one share of Insurance SPAC III Common Stock for $11.50 per share. The Insurance SPAC III Units were sold in the IPO at an offering price of $10.00 per unit. Pursuant to its governing documents, if Insurance SPAC III failed to consummate a business combination within the first 24 months following the IPO, its corporate existence would cease except for the purposes of winding up its affairs and liquidating its assets.

The Operating LLC loaned to Insurance SPAC III approximately $71 to cover IPO expenses, which was repaid in full at the closing of the IPO. IAS III and its affiliates, including the Operating LLC, committed to loan Insurance SPAC III up to an additional $1,500 to cover operating and acquisition related expenses following the IPO, of which $960 was borrowed by Insurance SPAC III. See note 24.  The loans bore no interest, and if Insurance SPAC III consummated a business combination in the required timeframe, the loans were to be repaid from the funds held in Insurance SPAC III’s trust account. If Insurance SPAC III did not consummate a business combination in the required timeframe, no funds from Insurance SPAC III's trust account could be used to repay the loans.

On November 18, 2022, Insurance SPAC III announced it would not consummate an initial business combination within the required time period and that it intended to dissolve and liquidate, effective as of the close of business on December 22, 2022, and redeem all of the Insurance SPAC III Common Stock and each Insurance SPAC III Warrant that were included in its IPO, at a per-share redemption price of approximately $10.09. As of the close of business on December 22, 2022, the Insurance SPAC III Common Stock and each Insurance SPAC Warrant were deemed cancelled and represented only the right to receive the redemption amount of $10.09 per share.

In order to provide for the disbursement of funds from the trust account, Insurance SPAC III instructed the trustee of the trust account to take all necessary actions to liquidate the securities held in the trust account. The proceeds of the trust account were held in a non-interest bearing account while awaiting disbursement to the holders of the public shares. Record holders received their pro rata portion of the proceeds of the trust account, less $100 of interest to pay dissolution expenses and net of taxes payable. Insurance SPAC III Sponsor Entities agreed to waive their redemption rights with respect to their outstanding shares of Class B common stock issued prior to the Insurance SPAC III IPO. There were no redemption rights or liquidating distributions with respect to each Insurance SPAC III Warrant, which expired and were rendered worthless.

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

NET TRADING
(Dollars in Thousands)

	Three Months Ended March 31,
	2023	2022
Net realized gains (losses) - trading inventory	$12,642	$4,615
Net unrealized gains (losses) - trading inventory	(8,098)	(3,263)
Net gains and losses	4,544	1,352

Interest income- trading inventory	735	1,091
Interest income-reverse repos	6,129	15,698
Interest income	6,864	16,789

Interest expense-repos	(5,454)	(7,661)
Interest expense-margin payable	(1,450)	(193)
Interest expense	(6,904)	(7,854)

Other trading revenue	3,706	1,735

Net trading	$8,210	$12,022

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 7.  For discussion of margin payable, see note 6.  Other trading revenue includes revenue earned on our agency repo business (see note 10).

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	March 31, 2023	December 31, 2022
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	10,270	-
Receivables from clearing agencies	92,741	140,683
Receivables from brokers, dealers, and clearing agencies	$103,261	$140,933

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	March 31, 2023	December 31, 2022
Unsettled regular way trades, net	$-	$3,238
Margin payable	106,639	131,747
Payables to brokers, dealers, and clearing agencies	$106,639	$134,985

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

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	March 31, 2023	December 31, 2022
ABS	$1	$1
Certificates of deposit	160	-
Corporate bonds and redeemable preferred stock	41,874	44,572
Derivatives	4,369	4,669
Equity securities	527	220
Municipal bonds	16,433	19,502
Residential mortgage loans	11,164	13,506
RMBS	8	7
U.S. government agency debt securities	19,737	19,683
U.S. government agency MBS and CMOs	101,699	97,276
U.S. Treasury securities	1,885	12,392
Investments-trading	$197,857	$211,828

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	March 31, 2023	December 31, 2022
Corporate bonds and redeemable preferred stock	$48,044	$61,310
Derivatives	6,193	1,177
Equity securities	26	51
U.S. government agency debt securities	-	32
U.S. government agency MBS and CMOs	1	1
U.S. Treasury securities	43,432	71,386
Trading securities sold, not yet purchased	$97,696	$133,957

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other Investments, at Fair Value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	March 31, 2023	December 31, 2022
Equity securities	$9,824	$13,725
Restricted equity securities	3,039	3,135
Corporate bonds and redeemable preferred stock	476	476
CREO JV	5,316	6,568
U.S. Insurance JV	3,059	3,459
SPAC Fund	554	527
Residential mortgage loans	127	132
Other investments, at fair value	$22,395	$28,022

A total of $814 and $1,673 of the amounts shown as other investments, at fair value above serve as collateral for the Company's margin loan payable as of March 31, 2023 and December 31, 2022, respectively.  See note 6.

Other Investments Sold ,Not Yet Purchased, at Fair Value

Other investments, sold not yet purchased, at fair value consisted of the following.

OTHER INVESTMENTS SOLD, NOT YET PURCHASED, AT FAIR VALUE
(Dollars in Thousands)

	March 31, 2023	December 31, 2022
Equity securities	$73	$78
Other investments sold, not yet purchased, at fair value	$73	$78

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

Such financial assets accounted for at fair value include:

●	securities that would otherwise qualify for available for sale treatment;
●	investments in equity method affiliates that have the attributes in FASB ASC 946-10-15-2 (commonly referred to as investment companies); and
●	investments in residential mortgage loans.

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

The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended March 31, 2023 and 2022 of $(2,603) and $(18,718), respectively.

The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, sold not yet purchased during the three months ended March 31, 2023 and 2022 of $5 and $178, respectively.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of March 31, 2023 and December 31, 2022 and indicates the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
March 31, 2023
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
ABS	$1	$-	$1	$-
Certificate of Deposit	160	-	160	-
Corporate bonds and redeemable preferred stock	41,874	-	41,874	-
Derivatives	4,369	-	4,369	-
Equity securities	527	417	110	-
Municipal bonds	16,433	-	16,433	-
Residential mortgage loans	11,164	-	11,164	-
RMBS	8	-	8	-
U.S. government agency debt securities	19,737	-	19,737	-
U.S. government agency MBS and CMOs	101,699	-	101,699	-
U.S. Treasury securities	1,885	1,885	-	-
Total investments - trading	$197,857	$2,302	$195,555	$-

Other investments, at fair value:
Equity securities	$9,824	$9,824	$-	$-
Restricted equity securities	3,039	-	3,039	-
Corporate bonds and redeemable preferred stock	476	-	476	-
Residential mortgage loans	127	-	127	-
	13,466	$9,824	$3,642	$-
Investments measured at NAV (1)	8,929
Total other investments, at fair value	$22,395

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$48,044	$-	$48,044	$-
Derivatives	6,193	-	6,193	-
Equity securities	26	26	-	-
U.S. government agency MBS and CMOs	1	-	1	-
U.S. Treasury securities	43,432	43,432	-	-
Total trading securities sold, not yet purchased	$97,696	$43,458	$54,238	$-

Other investments, sold not yet purchased:
Equity securities	$73	$73	$-	$-
Total other investments sold, not yet purchased	$73	$73	$-	$-

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

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
December 31, 2022
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
ABS	$1	$-	$1	$-
Corporate bonds and redeemable preferred stock	44,572	-	44,572	-
Derivatives	4,669	-	4,669	-
Equity securities	220	220	-	-
Municipal bonds	19,502	-	19,502	-
Residential mortgage loans	13,506	-	13,506	-
RMBS	7	-	7	-
U.S. government agency debt securities	19,683	-	19,683	-
U.S. government agency MBS and CMOs	97,276	-	97,276	-
U.S. Treasury securities	12,392	12,392	-	-
Total investments - trading	$211,828	$12,612	$199,216	$-

Other investments, at fair value:
Equity Securities	$13,725	$13,725	$-	$-
Restricted Equity Securities	3,135	-	3,135	-
Corporate bonds and redeemable preferred stock	476	-	476	-
Residential mortgage loans	132	-	132	-
	17,468	$13,725	$3,743	$-
Investments measured at NAV (1)	10,554
Total other investments, at fair value	$28,022

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$61,310	$-	$61,310	$-
Derivatives	1,177	-	1,177	-
Equity securities	51	51	-	-
U.S. Government Agency debt	32	-	32	-
U.S. government agency MBS and CMOs	1	-	1	-
U.S. Treasury securities	71,386	71,386	-	-
Total trading securities sold, not yet purchased	$133,957	$71,437	$62,520	$-

Other investments, sold not yet purchased:
Equity securities	$78	$78	$-	$-
Total other investments sold, not yet purchased	$78	$78	$-	$-

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

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022.

	Fair Value March 31, 2023	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (a)	$5,316	$10,065	N/A	N/A
U.S. Insurance JV (b)	3,059	N/A	N/A	N/A
SPAC Fund (c)	554	N/A	Quarterly after 1 year lock up	30 days
	$8,929

	Fair Value December 31, 2022	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (a)	$6,568	$8,464	N/A	N/A
U.S. Insurance JV (b)	3,459	N/A	N/A	N/A
SPAC Fund (c)	527	N/A	Quarterly after 1 year lock up	30 days
	$10,554

N/A	Not Applicable
(a)	The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans and below-investment grade rated tranches in CRE CLOs collateralized by mostly commercial real estate mortgage-backed loans. See note 4.
(b)	The U.S. Insurance JV invests in USD denominated debt issued by small and medium size insurance and reinsurance companies.
(c)	The SPAC Fund invests in equity interests of SPACs.

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

Equity Derivatives

A significant portion of the Company’s equity holdings are carried at fair value.  The Company hedges a portion of this exposure by entering into equity derivatives such as puts and short call options from time to time.  These derivative positions are carried at fair value as a component of other investments, at fair value and other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of  March 31, 2023 and December 31, 2022, the Company had no options. From time to time, the Company may also enter into forward purchase commitments for equity securities.

In addition, the Company may engage in advisory transactions that result in a receivable that can be paid in cash or a variable number of equity instruments.  In such instances, the Company would record the receivable as a component of other assets in its consolidated balance sheet and record the equity component as an embedded derivative.  All equity derivatives are carried at fair value as a component of other investments, at fair value or other investments sold, not yet purchased in the Company’s consolidated balance sheets. As of   March 31, 2023 and December 31, 2022, the Company had no embedded equity derivatives.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At March 31, 2023, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $ 691,500 and open TBA and other forward MBS sale agreements in the notional amount of $716,400. At December 31, 2022, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $535,000 and open TBA and other forward agency MBS sale agreements in the notional amount of $556,780.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular timeframe, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. As of  March 31, 2023  and  December 31, 2022, the Company had no open forward purchase or sales commitments.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of March 31, 2023 and December 31, 2022, the Company had no outstanding foreign currency forward contracts.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	March 31, 2023	December 31, 2022
TBAs and other forward agency MBS	Investments-trading	$4,369	$4,669
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(6,193)	(1,177)
		$(1,824)	$3,492

The following tables present the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

		Three Months Ended March 31,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2023	2022
TBAs and other forward agency MBS	Revenue-net trading	$388	$2,638
		$388	$2,638

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

Gestation Repo

For the periods presented, all of the Company's matched book repo business consisted of gestation repo transactions.  Gestation repo involves entering into repo and reverse repo transactions where the underlying collateral security represents a pool of newly issued mortgage loans. The borrowers (the reverse repo counterparties) are generally mortgage originators. The lenders (the repo counterparties) are a diverse group of the counterparties comprised of banks, insurance companies, and other financial institutions. The Company self-clears its gestation repo transactions.

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

Agency Repo: Similar to the on balance sheet repo, the Company first executes a reverse repo with the borrower and a matching repo (with the same collateral and maturity date) with the lender. However, in this case, all three parties (i.e., borrower, lender, and the Company) simultaneously enter into an assignment agreement. The effect of this assignment is to remove the Company as principal to the reverse repo and repo and have the lender and borrower directly face each other in a repo trade. The Company receives a fee for its role in arranging the financing. These transactions are referred to by the Company as agency gestation repo trades.

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

As of  March 31, 2023 and December 31, 2022, the Company had liquidated all of the collateral with the exception of $11,164 and $13,506 of residential mortgage loans, respectively. These loans are carried at fair value and are included in investments-trading in the consolidated balance sheets.

During the year ended December 31, 2022, the Company recorded a gross loss of $5,454 in connection with the FGMC reverse repo. Of the $5,454 loss, $5,244 was recorded as a reduction in net trading revenue and $210 was recorded in professional fees and other operating expense in the Company's statement of operations. The Company has filed an unsecured claim under the bankruptcy proceeding, related to this loss but does not expect to receive a material recovery. To the extent any recovery of this loss is received, the Company will recognize it on a cash basis as received, as a component of net trading revenue.  In connection with the loss, the Company recorded a reversal of accrued incentive compensation of $1,753 and, therefore, the net impact to the Company's earnings during the year ended December 31, 2022 was $3,701.

During the three months ended March 31, 2023, the Company recorded an additional loss of $1,165 which is included as a component of net trading revenue related to the decline in fair value of the remaining collateral.  As of March 31, 2023, the Company has remaining collateral related to the FGMC reverse repo of $11,164 carried at fair value as a component of investments-trading.

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

Repo Information

As of  March 31, 2023 and December 31, 2022, the Company held reverse repos of $381,813 and $437,692, respectively, and the fair value of collateral received under reverse repos was $385,581 and $440,681, respectively.

As of  March 31, 2023 and December 31, 2022, the Company held repos of $ 395,226 and $452,797, respectively, and the fair value of securities and cash pledged as collateral under repos was $396,600 and $454,770, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

Concentration

In the matched book repo business, the demand for borrowed funds is generated by the reverse repo counterparty and the supply of funds is provided by the repo counterparty.

The gestation repo business has been and continues to be concentrated as to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of March 31, 2023 and December 31, 2022, the Company’s gestation reverse repos shown in the tables below represented balances from 8 and 8 counterparties, respectively. The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business (net interest margin and fee revenue) was $4,381 for the three months ended March 31, 2023. The total net revenue earned by the Company on its matched book repo business was $9,772 for the three months ended March 31, 2022.

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

SECURED BORROWINGS
(Dollars in Thousands)
March 31, 2023

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$395,226	$-	$-	$395,226
	$-	$395,226	$-	$-	$395,226

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$381,813	$-	$-	$381,813
	$-	$381,813	$-	$-	$381,813

SECURED BORROWINGS
(Dollars in Thousands)
December 31, 2022

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$452,797	$-	$-	$452,797
	$-	$452,797	$-	$-	$452,797

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$437,692	$-	$-	$437,692
	$-	$437,692	$-	$-	$437,692

11.  INVESTMENTS IN EQUITY METHOD AFFILIATES

Equity method accounting requires that the Company record its investments in equity method affiliates on the consolidated balance sheets and recognize its share of the equity method affiliates’ net income as earnings each reporting period. The Company elected to use the cumulative earnings approach for the distributions it receives from its equity method investments. Under the cumulative earnings approach, any distributions received up to the amount of cumulative earnings are treated as return on investment and classified in operating activities within the statement of cash flows. Any excess distributions would be considered as return of investment and classified in investing activities.

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

The following table summarizes the activity and earnings in the Company’s investments that are accounted for under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	INSU Acquisition Corp. III	Dutch Real Estate Entities	SPAC Sponsor Entities and Other	Total
January 1, 2023	$-	$5,530	$3,399	$8,929
Investments / advances	-	-	736	736
Distributions / repayments	-	-	(1)	(1)
Reclasses to (from)	-	-	(29)	(29)
Earnings / (loss) realized	-	142	(537)	(395)
March 31, 2023	$-	$5,672	$3,568	$9,240

	INSU Acquisition Corp. III	Dutch Real Estate Entities	SPAC Sponsor Entities and Other	Total
January 1, 2022	$4,543	$5,600	$38,095	$48,238
Investments / advances	1,355	-	1,259	2,614
Distributions / repayments	-	-	(77)	(77)
Reclasses to (from)	-	-	(20,915)	(20,915)
Earnings / (loss) realized	(5,898)	(70)	(14,963)	(20,931)
December 31, 2022	$-	$5,530	$3,399	$8,929

Dutch Real Estate Entities include: (i) Amersfoot Office Investment I Cooperatief U. A. (“AOI”), a company based in the Netherlands that invests in real estate, and (ii) CK Capital Partners B.V. (“CK Capital”), a company based in the Netherlands that manages investments in real estate.  See note 24.  INSU Acquisition Corp. III completed its $218 million IPO in December 2020 and was liquidated in December 2022 without completing a business combination within the required time period. See note 4.  The amounts included as SPAC Sponsor Entities and other represent the Company's investment in SPAC sponsor entities that have not yet completed a business combination.  If these SPAC sponsor entities are unsuccessful in completing a business combination and the underlying SPAC liquidates, the Company will likely receive no distributions in kind or in cash related to these investments and the remaining balances will be recorded as a component of loss from equity method investments in the consolidated statement of operations.

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

As of  March 31, 2023, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 5.4 years.  The weighted average discount rate for the leases was 4.62%.

Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES
(Dollars in Thousands)

As of March 31, 2023
2023 - remaining	$2,033
2024	2,173
2025	1,797
2026	1,509
2027	1,517
Thereafter	2,251
Total	11,280
Less imputed interest	(1,360)
Lease obligation	$9,920

During the three months ended March 31, 2023 and 2022, total cash payments of $668  and  $535, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets. For the three months ended March 31, 2023, rent expense, net of sublease income of $26, was $630. For the three months ended March 31, 2022, rent expense, net of sublease income of $25, was $639.

13.  OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other receivables consisted of the following.

OTHER RECEIVABLES
(Dollars in Thousands)

	March 31, 2023	December 31, 2022
Asset management fees receivable	$1,019	$936
New issue fee receivable	-	167
Cash collateral due from counterparties	2,145	4,301
Accrued interest receivable and dividend receivable	2,047	2,561
Revenue share receivable	257	138
Agency repo income receivable	543	806
Miscellaneous other receivables	628	618
Other receivables	$6,639	$9,527

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

Agency repo income receivable represents income receivable on gestation repo trades.  See note 10.

Miscellaneous other receivables represent other receivables that are of a short-term nature.

Other assets consisted of the following.

OTHER ASSETS
(Dollars in Thousands)

	March 31, 2023	December 31, 2022
Deferred costs	$102	$133
Prepaid expenses	1,669	1,325
Deposits	453	450
Furniture, equipment, and leasehold improvements, net	1,424	1,472
Intangible assets	166	166
Other assets	$3,814	$3,546

Deferred costs and prepaid expenses represent amounts paid for services that are being amortized over their expected period of use and benefit.  They are all routine and short-term in nature.  Deposits are amounts held by landlords or other parties which will be returned or offset upon satisfaction of a lease or other contractual arrangement.  See note 16 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of the firm’s furniture, equipment, and leasehold improvements.  Intangible assets represent the carrying value of the JVB broker-dealer license.

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	March 31, 2023	December 31, 2022
Accounts payable	$970	$891
Redeemable financial instruments accrued interest	207	-
Accrued income tax	145	70
Accrued interest payable	457	452
Accrued interest on securities sold, not yet purchased	847	1,561
Payroll taxes payable	711	1,565
Counterparty cash collateral	2,290	4,301
Accrued expense and other liabilities	3,372	2,599
Accounts payable and other liabilities	$8,999	$11,439

The redeemable financial instrument accrued interest represents accrued interest on the JKD Investor redeemable financial instrument.  See note 15.

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

Consolidated VIEs

The Company determined it was the primary beneficiary of several VIEs and therefore, has consolidated them.  The following table provides certain information regarding the consolidated VIEs:

CARRYING VALUE OF CONSOLIDATED VARIABLE INTEREST ENTITES

(Dollars in Thousands)

	As of March 31, 2023	As of December 31, 2022
Cash and cash equivalents	$58	$19
Other investments, at fair value	-	-
Investment in equity method affiliates	60	23
Non-controlling interest	(37)	(15)
Investment in consolidated VIEs	$81	$27

The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in consolidated VIEs shown in the table above plus the Company has to fund additional working capital to the equity method investees of certain of the consolidated VIEs.  The total amount of working capital borrowed was $0 and $0 as of  March 31, 2023 and December 31, 2022, respectively.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  March 31, 2023 and December 31, 2022, there were $10,065 and $8,464, respectively, of unfunded commitments to VIEs in which the Company had invested.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three months ended March 31, 2023 and 2022 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2023 and December 31, 2022.  See table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 16) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at March 31, 2023 and December 31, 2022.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	As of March 31, 2023	As of December 31, 2022
Other investments, at fair value	$8,929	$10,554
Investments in equity method affiliates	3,568	3,376
Maximum exposure	$12,497	$13,930

15.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in Thousands)

	As of March 31, 2023	As of December 31, 2022
JKD Capital Partners I LTD	$7,868	$7,868
	$7,868	$7,868

On February 13, 2023, the Operating LLC and JKD Investor entered into Amendment No. 2 (the “JKD Amendment") to the Investment Agreement, dated October 3, 2016, as amended (the “ JKD Investment Agreement”). As a result of the JKD Amendment, effective as of January 1, 2023, the term “Team Expenses” (which expenses reduce the investment return amount payable to JKD Investor under the Investment Agreement) in the JKD Investment Agreement was amended to mean an amount equal to (i) $150,000 per calendar quarter (or $600,000 per year), plus (ii) any direct expenses (as described in the JKD Investment Agreement). Prior to the JKD Amendment, the term “Team Expenses” in the JKD Investment Agreement was defined to mean an amount equal to (i) $175,000 (or $700,000 per year) per calendar quarter, plus (ii) any such direct expenses.

16. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT
(Dollars in Thousands)

	As of	As of	Interest
Description	March 31, 2023	December 31, 2022	Rate Terms	Interest (2)	Maturity
Non-convertible debt:
10.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	10.00%	January 2024

Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	8.80%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	9.31%	March 2035
Less unamortized discount	(23,452)	(23,601)
	24,673	24,524

Byline Bank	-	-	Variable	NA	December 2023
Total	$29,173	$29,024

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of March 31, 2023 on a combined basis was 19.87% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

The 2020 Senior Notes

On January 31, 2022, the Operating LLC and JKD Investor entered into a note purchase agreement (the "2022 Purchase Agreement"), pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor an amended and restated senior promissory note in the aggregate principal amount of $4,500 (the “Amended and Restated Note”), which Amended and Restated Note amended and restated the JKD Note in its entirety.  The 2022 Purchase Agreement contains customary representations and warranties on the part of each of JKD Investor and the Operating LLC.  The Company used these proceeds to retire $2,250 of existing 2020 Senior Notes held by RNCS.

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

Effective March 10, 2020, the Operating LLC exercised its option to extend the 2017 Convertible Note's maturity date to March 10, 2022.

On March 20, 2022, the DGC Trust elected to convert the 2017 Convertible Note into an aggregate of 10,344,827 units of membership interest in the Operating LLC at the conversion rate specified in the 2017 Convertible Note of $1.45 per unit. As a result of such conversion, the 2017 Convertible Note was cancelled in its entirety.

Pursuant to the terms and conditions of the Operating LLC’s Amended and Restated Limited Liability Company Agreement, dated December 16, 2009, as amended, a holder of LLC units of membership interest ("LLC Units") may cause the Operating LLC to redeem such LLC Units at any time for, at the Company’s option, (A) cash or (B) one share of the Company’s common stock, par value $0.01 per share (“Common Stock”), for every ten LLC Units  Accordingly, the LLC Units may be redeemed at any time by the DGC Trust into an aggregate of 1,034,482 shares of Common Stock.

Pursuant to the DGC Trust’s governing documents, Daniel G. Cohen has the ability to acquire at any time any of the DGC Trust’s assets, including the LLC Units, by substituting other property of an equivalent value without the approval or consent of any person, including any trustee or beneficiary of the DGC Trust.

Junior Subordinated Notes

The Company assumed $49,614 aggregate principal amount of junior subordinated notes outstanding at the time of the AFN Merger. The Company recorded the debt at fair value on the acquisition date. Any difference between the fair value of the junior subordinated notes on the AFN Merger date and the principal amount of debt is amortized into earnings over the estimated remaining life of the underlying debt as an adjustment to interest expense.

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

Alesco Capital Trust I and Sunset Financial Trust (collectively, the “Trusts”) described above are VIEs pursuant to variable interest provisions included in FASB ASC 810 because the holders of the equity investment at risk do not have adequate decision making ability over the Trusts’ activities. The Company is not the primary beneficiary of the Trusts as it does not have the power to direct the activities of the Trusts. The Trusts are not consolidated by the Company and, therefore, the Company’s consolidated financial statements include the junior subordinated notes issued to the Trusts as a liability, and the investment in the Trusts’ common securities as an asset. The common securities were deemed to have a fair value of $0 as of the AFN Merger date. These are accounted for as cost method investments; therefore, the Company does not adjust the value at each reporting period. Any income generated on the common securities is recorded as interest income, a component of interest expense, net, in the consolidated statement of operations.

The junior subordinated notes have several financial covenants. Since the AFN Merger, Cohen & Company Inc. has been in violation of one covenant of Alesco Capital Trust I. As a result of this violation, Cohen & Company Inc. is prohibited from issuing additional debt that is either subordinated to or pari passu with Alesco Capital Trust I debt. This violation does not prohibit Cohen & Company Inc. from issuing senior debt or the Operating LLC from issuing debt of any kind. Cohen & Company Inc. is in compliance with all other covenants of the junior subordinated notes. The Company does not consider this violation to have a material adverse impact on its operations or on its ability to obtain financing in the future.

The U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it will cease publication of the most commonly used U.S. dollar LIBOR tenors after June 30, 2023, though the less commonly used tenors ceased publication on December 31, 2021. U.S. federal banking agencies have issued guidance to strongly encourage institutions to cease entering into contracts that reference LIBOR by December 31, 2021. Central banks and regulators in the U.S. and other jurisdictions are working to implement the transition to suitable replacements for LIBOR.

The junior subordinated notes payable to both Alesco Capital Trust I and Sunset Financial Trust incur interest that is calculated based on LIBOR. The junior subordinated notes payable to Alesco Capital Trust I provide for the manner in which interest is calculable under such notes if LIBOR is no longer published. As a result, once LIBOR is no longer published, the interest payable under the junior subordinated notes payable to Alesco Capital Trust I will instead bear interest with reference to a floating rate equal to the “Base Rate,” which will be equal to the greater of (i) the "prime rate" for dollar denominated loans quoted by leading banks in the City of New York and (ii) the "Federal Funds Rate," which is calculated as the weighted average of the rate on overnight federal funds transactions with members of the Federal Reserve System only arranged by federal funds brokers, as published as of such day by the Federal Reserve Bank of New York, plus 0.50% per annum.

The junior subordinated notes payable to Sunset Financial Trust do not provide for the manner in which interest is calculable under such notes if LIBOR is no longer published. As a result, once LIBOR is no longer published, the interest payable under the junior subordinated notes payable to Sunset Financial Trust will be payable in accordance with the Adjustable Interest Rate (LIBOR) Act of 2021 (the “LIBOR Act”). The LIBOR Act was passed to provide a clear and uniform federal solution for transitioning existing U.S. law contracts that either lack or contain insufficient contractual provisions addressing the permanent cessation of LIBOR by providing for the transition to a replacement rate, which will be based on the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities.

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

On December 21, 2022, Byline Bank and JVB entered into the Second Amended and Restated Revolving Note and Cash Subordination Agreement (the “Second Amended and Restated Agreement”), which amended and restated the Amended and Restated Byline Loan Agreement in its entirety. The primary purposes of the amendment and restatement of the Amended and Restated Byline Loan Agreement were (i) to replace the provisions therein relating to London Interbank Offered Rate (LIBOR) with provisions relating to SOFR, and (ii) to extend the lending period and maturity date of the loans under the Amended and Restated Byline Loan Agreement by an additional year.  Effective December 22, 2022, the Company received approval from FINRA to treat draws under the Second Amended and Restated Agreement as qualified subordinated debt.  As such, draws may be treated as an increase in net capital for purposes of FINRA Rule 15(c) 3-1.

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

Loans under the Second Amended and Restated Agreement will bear interest at a per annum rate equal to the Term SOFR Rate (as such term is defined in the Second Amended and Restated Agreement) plus 6.0%, provided that in no event can the interest rate be less than 7.0%. Under the Second Amended and Restated Agreement, JVB is required to pay on a quarterly basis an undrawn commitment fee at a per annum rate equal to 0.50% of the undrawn portion of Byline Bank's $25,000 commitment. JVB is also required to pay on each anniversary date of the Second Amended and Restated Agreement a commitment fee at a per annum rate equal to 0.50% of Byline Bank's $25,000 commitment under the Second Amended and Restated Agreement. Pursuant to the terms of the Second Amended and Restated Agreement, JVB paid to Byline Bank a commitment fee of $125.

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

Pursuant to the Second Amended and Restated Agreement, JVB and the Operating LLC may repay their existing outstanding indebtedness under the Second Amended and Restated Agreement, provided, however, that if the anticipated payment relates to the payment of any dividend by JVB, on the date such payment is made, and immediately after making such payment, the loans outstanding under the Second Amended and Restated Agreement may not exceed $10,000.

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

As of  March 31, 2023 and 2022, no amounts were outstanding under the Amended and Restated Byline Loan Agreement or the Second Amended and Restated Agreement, and the Company was in compliance with all financial covenants thereunder.

In the financial statements and other footnotes set forth in this Quarterly Report on Form 10-Q, the term "Byline LOC" refers to either the Original Byline Note and Subordination Agreement or the Amended and Restated Byline Loan Agreement, depending on the applicable time period.

Interest Expense, net

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended March 31,
	2023	2022
Junior subordinated notes	$1,209	$657
2020 Senior Notes	111	119
2017 Convertible Note	-	327
Byline LOC	65	72
Redeemable Financial Instrument - JKD Capital Partners I LTD	207	176
	$1,592	$1,351

17. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the three months ended March 31, 2023 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2022	1,433,283
Vesting of shares	102,824
Shares withheld for employee taxes and retired	(18,476)
March 31, 2023	1,517,631

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every ten shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock issued and outstanding as of March 31, 2023. For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the Company’s board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $0.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible Preferred Stock (“Series F Preferred Stock”).  Pursuant to the Securities Purchase Agreement, dated December 30, 2019, by and among the Company, the Operating LLC, Daniel G. Cohen, and the DGC Trust, the Company issued 12,549,273 Series F Preferred Stock to Daniel G. Cohen and 9,880,268 Series F Preferred Stock to the DGC Trust. The Series F Preferred Stock have substantially the same rights as the Series E Preferred Stock.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote, together as a single class on all matters with respect to which a vote of the stockholders of the Company is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to one vote for every ten shares of Series F Preferred Stock on each matter submitted to the holders for their vote.  As of  March 31, 2023, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Cash Dividends

During the three months ended March 31, 2023, the Company declared a cash dividend of $0.25 per common share, which dividend was paid on April 5, 2023.  During the three months ended  March 31, 2022, the Company declared cash dividends of $1.00 per common share, which included a special cash dividend of $0.75 per share, which dividends were paid on April 5, 2022.

During the three months ended March 31, 2023, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the amount of units surrendered (net of receipts) by Cohen & Company Inc.

Operating LLC
Membership Units
Other units related to UIS Agreement	843,480
Total	843,480

The Company recognized a net increase in additional paid in capital of $582 and a net decrease in AOCI of $12 with an offsetting decrease in non-controlling interest of $570 in connection with the acquisition and surrender of additional units of the Operating LLC during the three months ended March 31, 2023. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the three months ended March 31, 2023 and 2022.

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Net income / (loss) attributable to Cohen & Company Inc.	$(2,637)	$(7,612)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc. paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	582	(292)
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$(2,055)	$(7,904)

Detail of Non-Controlling Interest

ROLLFORWARD OF NON-CONTROLLING INTERESTS

(Dollars in Thousands)

	Operating LLC	Other Consolidated Subsidiaries	Total
December 31, 2022	$47,270	$17	$47,287
Non-controlling interest share of (loss)	(7,514)	97	(7,417)
Other comprehensive (loss)	35	-	35
Acquisition / (surrender) of additional units of consolidated subsidiary	(570)	-	(570)
Equity-based compensation	789	-	789
Shares withheld for employee taxes	(118)	-	(118)
Investment in non-convertible non-controlling interest of Operating LLC	-	38	38
Distributions to convertible non-controlling interest of Cohen & Company Inc.	(1,187)	-	(1,187)
Redemption of convertible non-controlling interest units	(834)	-	(834)
March 31, 2023	$37,871	$152	$38,023

The Operating LLC non-controlling interest is included as convertible non-controlling interest in the consolidated statement of operations.  The other components on non-controlling interest are included as non-convertible non-controlling interest in the statement of operations.  See note 16.  See note 21 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of the Company’s non-controlling interests.

18. INCOME TAXES

Cohen & Company Inc. is treated as a C corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%.  The Company's effective tax rate is significantly different than this rate for the following reasons:

1.  Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the three months ended March 31, 2023, Cohen & Company Inc. owned 27.14% of the economic interests of the Operating LLC (on average) and is allocated the same percentage of income generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  The remaining 72.86% that is allocated to the non-controlling members of the Operating LLC is subject to taxation on the members' tax returns.

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

19. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.  As of March 31, 2023, JVB's minimum required net capital was $250, and actual net capital was $48,388, which exceeded the minimum requirements by $48,138.  CCFESA, a subsidiary of the Company, is regulated by the ACPR in France. CCFESA is subject to certain regulatory capital requirements in accordance with Articles L.533-2 et seq. of the French Financial and Monetary Code, implementing the new framework set out in the Investment Firm Regulation ("IFR") and the Investment Firm Directive ("IFD").  As of  March 31, 2023, the total minimum required net liquid capital was $522 and actual net liquid capital in CCFESA was $1,432, which exceeded the minimum requirement by $910. CCFEL cancelled its license with the CBI effective April 7, 2022.

20. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Three Months Ended March 31,
	2023	2022
Net income / (loss) attributable to Cohen & Company Inc.	$(2,637)	$(7,612)
Add: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	(7,514)	-
Add: Interest expense incurred on dilutive convertible notes	-	-
Add / (deduct): Adjustment (2)	435	-
Net income / (loss) on a fully converted basis	$(9,716)	$(7,612)

Weighted average common shares outstanding - Basic	1,489,515	1,394,954
Unrestricted Operating LLC Units exchangeable into Cohen & Company Inc. shares (1)	3,997,968	-
Restricted units or shares	-	-
Shares issuable upon conversion of dilutive convertible notes	-	-
Weighted average common shares outstanding - Diluted (3)	5,487,483	1,394,954

Net income / (loss) per common share - Basic	$(1.77)	$(5.46)

Net income / (loss) per common share - Diluted	$(1.77)	$(5.46)

(1)

The LLC units not held by Cohen & Company Inc. (that is, those held by the non-controlling interest) may be redeemed and exchanged into shares of the Company on a ten-for-one basis. The LLC Units not held by Cohen & Company Inc. are redeemable, at the member’s option at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the member’s redemption notice, or (ii) at the Company’s option, one tenth of a share of the Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Common Stock as a dividend or other distribution on the outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Common Stock. These LLC Units are not included in the computation of basic earnings per share.  These LLC Units enter into the computation of diluted net income (loss) per common share when the effect is not anti-dilutive using the if-converted method.

(2)

An adjustment is included because the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable, if the LLC Units had been converted at the beginning of the period.

(3)	Potentially diluted securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2023	2022
Unrestricted LLC Units exchangeable into Cohen & Company Inc. shares	-	3,043,802
2017 Convertible Note Units	-	896,552
Restricted Common Stock	14,614	81,792
Restricted Operating LLC units	2,536	44,102
	17,150	4,066,248

21. COMMITMENTS AND CONTINGENCIES

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

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended March 31, 2023

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$8,210	$-	$-	$8,210	$-	$8,210
Asset management	-	2,025	-	2,025	-	2,025
New issue and advisory	900	-	-	900	-	900
Principal transactions and other income	-	240	(2,551)	(2,311)	-	(2,311)
Total revenues	9,110	2,265	(2,551)	8,824	-	8,824
Compensation	6,946	1,431	235	8,612	1,925	10,537
Other Operating Expense	3,649	568	218	4,435	1,335	5,770
Total operating expenses	10,595	1,999	453	13,047	3,260	16,307
Operating income (loss)	(1,485)	266	(3,004)	(4,223)	(3,260)	(7,483)
Interest income (expense)	(65)	-	-	(65)	(1,527)	(1,592)
Income (loss) from equity method affiliates	-	-	(395)	(395)	-	(395)
Other non-operating income	-	-	-	-	-	-
Income (loss) before income taxes	(1,550)	266	(3,399)	(4,683)	(4,787)	(9,470)
Income tax expense (benefit)	-	-	-	-	584	584
Net income (loss)	(1,550)	266	(3,399)	(4,683)	(5,371)	(10,054)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	114	(17)	97		97
Enterprise net income (loss)	(1,550)	152	(3,382)	(4,780)	(5,371)	(10,151)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(7,514)	(7,514)
Net income (loss) attributable to Cohen & Company Inc.	$(1,550)	$152	$(3,382)	$(4,780)	$2,143	$(2,637)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$2	$-	$2	$142	$144

SEGMENT INFORMATION Statement of Operations Information
Three Months Ended March 31, 2022

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$12,022	$-	$-	$12,022	$-	$12,022
Asset management	-	1,889	-	1,889	-	1,889
New issue and advisory	3,770	-	-	3,770	-	3,770
Principal transactions and other income	(1)	114	(18,476)	(18,363)	-	(18,363)
Total revenues	15,791	2,003	(18,476)	(682)	-	(682)
Compensation	9,862	1,450	195	11,507	2,372	13,879
Other Operating Expense	3,435	370	148	3,953	1,364	5,317
Total operating expenses	13,297	1,820	343	15,460	3,736	19,196
Operating income (loss)	2,494	183	(18,819)	(16,142)	(3,736)	(19,878)
Interest (expense) income	(72)	-	-	(72)	(1,279)	(1,351)
Income (loss) from equity method affiliates	-	-	(12,104)	(12,104)	-	(12,104)
Income (loss) before income taxes	2,422	183	(30,923)	(28,318)	(5,015)	(33,333)
Income tax expense (benefit)	-	-	-	-	1,833	1,833
Net income (loss)	2,422	183	(30,923)	(28,318)	(6,848)	(35,166)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(14,704)	(14,704)	-	(14,704)
Enterprise net income (loss)	2,422	183	(16,219)	(13,614)	(6,848)	(20,462)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(12,850)	(12,850)
Net income (loss) attributable to Cohen & Company Inc.	$2,422	$183	$(16,219)	$(13,614)	$6,002	$(7,612)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$1	$-	$1	$131	$132

BALANCE SHEET DATA
As of March 31, 2023
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$690,095	$3,941	$31,693	$725,729	$19,496	$745,225

Included within total assets:
Investments in equity method affiliates	$-	$-	$9,240	$9,240	$-	$9,240
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
December 31, 2022
(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$820,238	$5,679	$36,969	$862,886	$24,169	$887,055

Included within total assets:
Investments in equity method affiliates	$-	$-	$8,929	$8,929	$-	$8,929
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States and (2) Europe.  Total revenues by geographic area are summarized as follows.

GEOGRAPHIC DATA
(Dollars in Thousands)

	Three Months Ended March 31,
	2023	2022
Total Revenues:
United States	$7,819	$(1,529)
Europe	1,005	847
Total	$8,824	$(682)

Long-lived assets attributable to an individual country, other than the United States, are not material.

23. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $1,227 and $1,551 for the three months ended March 31, 2023 and 2022, respectively.

The Company paid income taxes of $124 and $154 for the three months ended March 31, 2023 and 2022, respectively. The Company received income tax refunds of $0 for three months ended March 31, 2023 and 2022.

For the three months ended March 31, 2023, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net surrendered units of membership interest in the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $582, a net decrease of $12 in AOCI, and a decrease of $570 in non-controlling interest.  See note 17.

●

The Company received equity shares in several public companies in exchange for advisory services.  The fair market value of the shares received was $492.  The Company included this in new issue and advisory revenue in the statement of operations.

●	The Company recorded an accrual of $1,351 in accounts payable and other accrued liabilities for dividends and distributions declared on March 7, 2023, which were paid after March 31, 2023.
●	The Company recorded an increase of $834 in due to related party and a decrease in equity for the redemption of LLC units by employees. See note 25.
●	The Company recorded a decrease in equity method affiliates of $29 and an increase in other investments, at fair value of $29 resulting from an in-kind distribution from equity method affiliates.

For the three months ended March 31, 2022, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net surrendered units of membership interest in the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $292, a net increase of $4 in AOCI, and an increase of $288 in non-controlling interest.  See note 17.

●	The Company recorded a $15,000 increase in convertible non-controlling interest and a $15,000 decrease in debt as a result of the DGC Trust's election to convert the 2017 Convertible Note into units of membership interest of the Operating LLC.
●	The Company recorded an accrual of $4,760 in accounts payable and other accrued liabilities for dividends and distribution declared on March 7, 2022, which were paid after March 31, 2022.
●

The Company recorded a decrease of $18,858 in equity method affiliates and an increase in other investments, at fair value of $18,858 resulting from an in-kind distribution from equity method affiliates.

●

The Company recorded a decrease in other investments, at fair value of $3,885 and a corresponding decrease in non-controlling interest resulting from an in-kind distribution from a SPAC sponsor entity.

●	The Company recorded a increase in other investments, at fair value of $836 and a decrease in other investment, not sold of $836 resulting from an investment reclass.

As part of the Company's matched book repo operations, the Company enters into reverse repos with counterparties whereby it lends money and receives securities as collateral.  In accordance with ASC 860, the collateral securities are not recorded in the Company's consolidated balance sheets.  However, from time to time, the Company will hold cash instead of securities as collateral for these transactions.  When the Company is provided cash as collateral for reverse repo transactions, the Company will make an entry to increase its cash and cash equivalents and to increase its other liabilities for the amount of cash received.  There are two main reasons the Company  may receive collateral in the form of cash as opposed to securities.  First, when the value of the collateral securities the Company has in its possession declines, the Company will require the counterparty to provide it with additional collateral.  The Company will accept either cash or additional liquid securities.  Often, the Company's counterparties will provide it with cash as they may not have liquid securities readily available.  Second, from time to time, the Company's counterparties require a portion of the collateral securities in the Company's possession returned to them for operating purposes.  In such instances, the counterparty may not have substitute liquid securities available and will often provide the Company with cash as collateral instead.  It is important to note that when the Company receives cash as collateral, it is temporary in nature and the Company has an obligation to return that cash when the counterparty provides substitute liquid securities as collateral or otherwise satisfies their associated reverse repo obligation.  The Company is generally required to return any cash collateral the same business day that it receives substitute securities.  See note 13.

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

The following table shows the impact of changes in these collateral deposits had on our cash flows in each period presented:

	Three Months Ended March 31,
	2023	2022
Collateral deposit end of period	$2,290	$40,465
Less: Collateral deposit beginning of period	4,301	17,320
Impact to cash flow from operations	$(2,011)	$23,145

24. RELATED PARTY TRANSACTIONS

Certain defined terms in this footnote are defined the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  The Company has identified the following related party transactions for the three months ended March 31, 2023 and 2022. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

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

B. DGC Trust

DGC Trust has been identified as a related party because Daniel G. Cohen's children are the beneficiaries of the trust and the trust was established by Daniel G. Cohen, chairman of the Company’s board of directors and chairman of the Operating LLC board of managers.  Daniel G. Cohen does not have any voting or dispositive control of securities held in the interest of the trust.

In March 2017, the 2017 Convertible Note was issued to the DGC Trust.  The Company incurred interest expense on the 2017 Convertible Note, which is disclosed as part of interest expense incurred in the table at the end of this section. On March 20, 2022, the DGC Trust elected to convert the 2017 Convertible Note into an aggregate of 10,344,827 units of membership interest in the Operating LLC at the conversion rate specified in the 2017 Convertible Note of $1.45 per unit. As a result of such conversion, the 2017 Convertible Note was cancelled in its entirety and a $15,000 investment in non-convertible controlling interest was recorded. See note 16.

C.  Duane Morris, LLP (“Duane Morris”)

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

D. Cohen Circle, LLC ("Cohen Circle"), formerly FinTech Masala, LLC

The Company engaged Betsy Cohen, as an agent of Cohen Circle, as a consultant to provide certain services related to Insurance SPAC III. The Company agreed to pay a consultant fee of $1 per month, which commenced on December 1, 2020 and continued through December 2022. In addition, Betsy Cohen made a $1 investment in the Insurance SPAC III Sponsor Entities, which was included as a component of non-controlling interest in the consolidated balance sheets.  The expense incurred by the Company for the consulting services provided by Cohen Circle is included within professional fees and operating expense in the consolidated statements of operations and comprehensive income and are disclosed in the table below.

The Company has a sublease agreement as sub-lessor for certain office space with Cohen Circle. The Company received payments under this sublease agreement, which payments are recorded as a reduction in rent and utility expenses. This sublease agreement commenced on August 1, 2018 and has a term that automatically renews for one year periods if not cancelled by either party upon 90 days’ notice prior to the end of the then-existing term. The income earned pursuant to this sublease agreement is included as a reduction in rent expense in the consolidated statements of income and is disclosed in the table below.

E. Investment Vehicle and Other

Stoa USA Inc. / FlipOS ("FlipOS")

FlipOS is a related party because Daniel G. Cohen is a member of the board of directors of FlipOS. As of  March 31, 2023, the Company had made cumulative investments of $768 in FlipOS.  The fair value of these investments are included in other investments, at fair value on the consolidated balance sheets; any realized and unrealized gains on these investments are included in principle transactions and other income on the consolidated statements of operations and comprehensive income. The amounts are included in the table below.

CK Capital and AOI

CK Capital and AOI are related parties as they are equity method investments of the Company.  In December 2019, the Company acquired a 45% interest in CK Capital.  The Company purchased this interest for $18 (of which $17 was paid to an entity controlled by Daniel G. Cohen).  In addition, in December 2019, the Company also acquired a 10% interest in AOI, a real estate holding company, for $1 from entities controlled by Daniel G. Cohen.  Income earned or loss incurred by the Company on the equity method investments in CK Capital and AOI is included in the tables below.  In accordance with the CK Capital shareholders agreement, the Company may receive fees for consulting services provided by the Company to CK Capital.  Any fees earned for such consulting services are included in principal transactions and other income in the table below.  See note 11.

Insurance SPAC III

Insurance SPAC III is a related party as it was an equity method investment of the Company.  The Operating LLC was the manager of the Insurance SPAC III Sponsor Entities and the Company consolidated the Insurance SPAC III Sponsor Entities. On November 18, 2022, Insurance SPAC III announced that, because it would not consummate an initial business combination within the time period required, it would dissolve and liquidate, effective as of the close of business on December 22, 2022. Prior to November 18, 2022, Insurance SPAC III Sponsor Entities owned 47.3% of the equity in Insurance SPAC III Sponsor Entities. Income earned or loss incurred on the equity method investment in the Insurance SPAC III is included in the table below.  The Operating LLC and Insurance SPAC III entered into an administrative services agreement, dated December 17, 2020, pursuant to which the Operating LLC and Insurance SPAC III agreed that, commencing on the date that Insurance SPAC III’s securities were first listed on the NASDAQ Capital Market through the earlier of Insurance SPAC III’s consummation of a business combination and its liquidation, Insurance SPAC III would pay the Operating LLC $20 per month for certain office space, utilities, and shared personnel support as requested by Insurance SPAC III.  Revenue earned by the Company from the administrative services agreement is included as part of principal transactions and other income in the tables below.

The Operating LLC loaned to Insurance SPAC III approximately $71 to cover IPO expenses, which was repaid in full at the closing of the IPO. IAS III and its affiliates, including the Operating LLC, also committed to loan Insurance SPAC III up to an additional $1,500 to cover operating and acquisition related expenses following the IPO, of which $960 was borrowed by Insurance SPAC III prior to November 18, 2022.  These loans bore no interest and, as the Insurance SPAC III failed to consummate a business combination in the required timeframe, the loans will not be repaid. The write off of the loans is included in equity method loss in 2022.

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

All of the remaining investors in the SPAC Fund submitted redemption notices effective March 31, 2023.  To date, the SPAC Fund has liquidated all of its investments except for certain illiquid investments in SPVs.  If there are insufficient cash proceeds from investment sales for the SPAC Fund to pay its full redemption obligation to its investors, it intends to fund the shortfall either through (i) proceeds from additional investment made by the general partner of the SPAC Fund or another investor; (ii) proceeds from financings; (iii) proceeds from the liquidation of all or part of the remaining investments in SPVs; or (iv) a combination of all of these.  Subsequent to March 31, 2023, the general partner of the SPAC Fund became the sole owner of the SPAC Fund and , therefore, effective April 1, 2023, began consolidating it.  The Company currently consolidates the general partner of the SPAC Fund and therefore will consolidate the SPAC Fund (with its remaining investments).

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management and is shown in the tables below.  As of March 31, 2023, the Company owned 1.87% of the equity of the U.S. Insurance JV.

CREO JV

CREO JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with CREO JV.  Income earned or loss incurred on the investment are included as part of principal transactions and other income in the tables below.  As of  March 31, 2023, the Company owned 7.5% of the equity of CREO JV.

Sponsor Entities of Other SPACs

In general, a SPAC is initially funded by a sponsor and that sponsor invests in and receives private placement and founders shares of the SPAC.  The sponsor  may be organized as a single legal entity or multiple entities under common control.  In either case, the entity (or entities) is referred to in this section as the sponsor of the applicable SPAC.  The Company has had the following transactions with various sponsors of SPACs that are related parties, which the Company does not consolidate.

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

FTAC Emerald Acquisition Corp. ("FTAC Emerald") is a SPAC.  The sponsors of FTAC Emerald ("FTAC Emerald Sponsor") is a related party as it is an equity method investment of the Company.  On December 20, 2021, the Operating LLC entered into a letter agreement with FTAC Emerald Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Emerald Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Emerald stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, Other SPAC Entities in the tables below.

Other

The Company invests in sponsor entities of SPACS, either directly or through its interest in the SPAC Series Funds, that are not otherwise affiliated with the Company but are considered related parties because they are accounted for under the equity method.  As of  March 31, 2023, the Company owned 5.15% of these entities in the aggregate. Income earned or loss incurred on the equity method investment in the Other SPAC Entities is in the tables below.

The following tables display the routine transactions recognized in the consolidated statements of operations from the identified related parties that are described above.

	Three Months Ended
	March 31, 2023	March 31, 2022

Asset management
SPAC Fund	$359	$282
U.S. Insurance JV	244	266
	$603	$548
Principal transactions and other income
Insurance SPAC III	$-	$60
Stoa USA Inc./FlipOS	-	(308)
Other SPAC Entities	15	25
SPAC Fund	28	(55)
U.S. Insurance JV	103	80
CREO JV	349	80
	$495	$(118)
Income (loss) from equity method affiliates
Dutch Real Estate Entities	$142	$(8)
Insurance SPAC III	-	(589)
Other SPAC Entities	(537)	(11,507)
	$(395)	$(12,104)

Operating expense (income)
Duane Morris	$175	$142
Cohen Circle	(26)	(21)
	$149	$121
Interest expense (income)
DGC Trust	$-	$327
JKD Investor	318	271
	$318	$598

 The following related party transactions are not included in the tables above.

F.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $116 for the three months ended March 31, 2023.  Contributions made on behalf of the Company were $101 for the three months ended March 31, 2022.

The Company leased office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio, Jr., the vice chairman of the Company’s board of directors.  This lease terminated on June 20, 2022. The Company recorded $24 of rent expense related to this office space for the three months ended March 31, 2022.

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

DUE FROM RELATED PARTIES
(Dollars in Thousands)

	March 31, 2023	December 31, 2022
U.S. Insurance JV	$244	$261
SPAC Fund	489	294
Employee & other	34	232
Due from related parties	$767	$787

 \

DUE TO RELATED PARTIES

(Dollars in Thousands)

	March 31, 2023	December 31, 2022
Employees - redemption of units	$834	$-
	$834	$-

On February 1, 2023, Daniel G. Cohen, the Company’s executive chairman, in accordance with the Operating LLC operating agreement, redeemed 479,380 LLC Units for which the Company will pay to Mr. Cohen an aggregate of $420,896, or $0.878 per LLC Unit. The LLC Units were so redeemed by Mr. Cohen in order to fund certain tax liabilities incurred by Mr. Cohen in connection with the vesting, on January 31, 2023, of 967,830 restricted LLC Units that had been previously granted to Mr. Cohen under the 2020 Long-Term Incentive Plan.

On February 1, 2023, Lester Brafman, the Company’s chief executive officer, in accordance with the Operating LLC operating agreement, redeemed 470,330 LLC Units for which the Company will pay to Mr. Brafman an aggregate of $412,949, or $0.878 per LLC Unit. The LLC Units were so redeemed by Mr. Brafman in order to fund certain tax liabilities incurred by Mr. Brafman in connection with the vesting, on January 31, 2023, of 470,330 restricted LLC Units and 49,750 restricted shares of the Company’s common stock, all of which had been previously granted to Mr. Brafman under the 2020 Long-Term Incentive Plan.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Cohen & Company Inc. and its majority owned subsidiaries (collectively, “we,” “us,” “our,” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

●

Capital Markets:  Our Capital Markets business segment consists primarily of fixed income sales, trading, gestation repo financing, new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs and other forward agency MBS contracts, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We also offer execution and brokerage services for equity products. We carry out our capital markets activities primarily through our subsidiaries: JVB in the United States and CCFESA in Europe.  A division of JVB, Cohen & Company Capital Markets ("CCM") is our full-service boutique investment bank, which focuses on M&A, capital markets, and SPAC advisory services.

●

Asset Management:  Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of March 31, 2023, we had approximately $2.2 billion in assets under management (“AUM”) of which 47.9% was in CDOs. A significant portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

●

Principal Investing: Our Principal Investing business segment is comprised of investments that we hold related to our SPAC franchise and other investments we have made for the purpose of earning an investment return rather than investments to support our Capital Markets business segment activities.  These investments are a component of our other investments, at fair value; other investments sold, not yet purchased; and investments in equity method affiliates in our consolidated balance sheet.

We generate our revenue by business segment primarily through the following activities.

Capital Markets:

●

Our trading activities, which include execution and brokerage services, securities lending activities, riskless trading activities, as well as gains and losses (unrealized and realized) and income and expense earned on securities and derivatives classified as trading;

●	Revenue earned on our matched book repo financing activities; and
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

Business Environment

Our business in general and our Capital Markets business segment in particular do not produce predictable earnings.  Our results can vary dramatically from year to year and quarter to quarter.  Our business is materially affected by economic conditions in the financial markets, political conditions, broad trends in business and finance, the housing and mortgage markets, changes in volume and price levels of securities transactions, and changes in interest rates, including overnight funding rates, all of which can affect our profitability and are unpredictable and beyond our control. These factors may affect the financial decisions made by investors and companies, including their level of participation in the financial markets and their willingness to participate in corporate transactions. Severe market fluctuations or weak economic conditions could reduce our trading volume and revenues, negatively affect our ability to generate new issue and advisory revenue, and adversely affect our profitability.

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

A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.  We provide origination services in Europe through our subsidiary CCFESA, and new issue and advisory services in the U.S. through our subsidiary JVB. A division of JVB, CCM is our full-service boutique investment bank, which focuses on M&A, capital markets, and SPAC advisory services.  Currently, our primary source of new issue and advisory revenue is from originating assets for our U.S. and European insurance asset management business including our U.S. Insurance JV and CREO JV, as well as from investment banking and advisory services through CCM.

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of March 31, 2023, 47.9% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

All of the remaining investors in the SPAC Fund submitted redemption notices effective March 31, 2023.  To date, the SPAC Fund has liquidated all of its investments except for certain illiquid investments in SPVs.  If there are insufficient cash proceeds from investment sales for the SPAC Fund to pay its full redemption obligation to its investors, it intends to fund the shortfall either through (i) proceeds from additional investment made by the general partner of the SPAC Fund or another investor; (ii) proceeds from financings; (iii) proceeds from the liquidation of all or part of the remaining investments in SPVs; or (iv) a combination of all of these.  Subsequent to March 31, 2023 the general partner of the SPAC Fund will be the sole owner of the SPAC Fund and will consolidate it.  We currently consolidate the general partner of the SPAC Fund and therefore will consolidate the SPAC Fund (with its remaining investments) subsequent to March 31, 2023.

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

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the overall market supply and demand of these investments as well as the individual performance of each investment. Our principal investments are included within other investments, at fair value; other investments sold, not yet purchased; and investments in equity method affiliates in our consolidated balance sheets.  More recently, a significant component of our principal investment revenue has come from SPAC related equity investments, primarily in entities that have been the result of sponsored SPAC business combinations or related party sponsored SPAC business combinations.  Access to these investments is reliant on a robust SPAC market.  Performance of the resulting principal investments can be materially impacted by overall performance of the equity markets.  See note 7 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Equity prices of SPACs and post business combination SPACs declined significantly during 2022.  We are exposed to public equity prices of SPACs and post business combination SPACs both through our other investments, at fair value and investments in equity method affiliates.  As a result, we recorded significant principal transaction losses and equity method losses during 2022 and the three months ended March 31, 2023.  Continued declines in the equity prices of these companies will result in further losses for us.

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

Rising Interest Rates and Inflation

During 2022, the U.S. Federal Reserve began a process of raising the federal funds rate and quantitative tightening to address rising inflation.  These actions have the effect of increasing interest rates, which negatively impacts our business in several ways:

1.	Rising rates reduce the fair value of fixed income securities we hold on our balance sheet.
2.	Rising rates have created instability in the equity markets, which has reduced equity financing and business combination volumes and negatively impacted CCM.
3.	Rising rates have reduced the volumes of new issue fixed income instruments, which has negatively impacted our CREO JV.
4.	Rising rates significantly reduce mortgage activity. Our mortgage group's profitability is mainly impacted by the volume of mortgage activity in the U.S. (both mortgages for new home purchases as well as refinancing). Furthermore, our mortgage group engages in repo lending to mortgage originators. Reduced mortgage volumes impose financial pressures on mortgage originators and may increase the risk that originators default on their repo obligations to us. See Note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
5.	Rising rates may ultimately push the U.S. into recession, which may further reduce overall transaction volumes in the financial markets negatively impacting our business generally.

Recent Events

Conversion of the 2017 Convertible Note

On March 10, 2017, the Operating LLC issued to DGC Family Fintech Trust (the “DGC Trust”), a trust established by Daniel G. Cohen, a convertible senior secured promissory note in the aggregate principal amount of $15,000 (the "2017 Convertible Note"). On March 20, 2022, the DGC Trust elected to convert the 2017 Convertible Note into an aggregate of 10,344,827 LLC Units at the conversion rate specified in the 2017 Convertible Note agreement of $1.45 per unit. As a result of such conversion, the 2017 Convertible Note was cancelled in its entirety.  These LLC Units have the same conversion and redemption rights as the existing convertible non-controlling interest units.  See note 20 to the Company's December 31, 2022 Annual Report filed on Form 10-K.

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

The 2020 Senior Notes

On January 31, 2020, the Operating LLC entered into a note purchase agreement (the “Original Purchase Agreement”) with the JKD Investor and RN Capital Solutions LLC, a Delaware limited liability company (“RNCS”). The JKD Investor is owned by Jack DiMaio, Jr., the vice chairman of the Company’s board of directors and the Operating LLC’s board of managers, and his spouse. The note purchased by the JKD Investor is herein referred to as the “JKD Note.” Pursuant to the Original Purchase Agreement, JKD Investor and RNCS each purchased a senior promissory note in the principal amount of $2,250 (for an aggregate investment of $4,500). The senior promissory notes bore interest at a fixed rate of 12% per annum and matured on January 31, 2022.

On January 31, 2022, the Operating LLC and JKD Investor entered into a note purchase agreement (the "2022 Purchase Agreement"), pursuant to which, among other things,  (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor an Amended and Restated Senior Promissory Note in the aggregate principal amount of $4,500 (the “Amended and Restated Note”), which Amended and Restated Note amended and restated the JKD Note in its entirety. The 2022 Purchase Agreement contains customary representations and warranties on the part of each of JKD Investor and the Operating LLC. We used these proceeds to retire $2,250 of the 2020 Senior Notes held by RNCS. See notes 16 and 24 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

INSU Acquisition Corp III ("Insurance SPAC III")

The Operating LLC was the manager of Insurance Acquisition Sponsor III, LLC (“IAS III”) and Dioptra Advisors III, LLC (together with IAS III, the “Insurance SPAC III Sponsor Entities”). The Insurance SPAC III Sponsor Entities were sponsors of INSU Acquisition Corp. III ("Insurance SPAC III"). On December 22, 2020, Insurance SPAC III completed the sale of 25,000,000 units (the “Insurance SPAC III Units”) in its initial public offering ("IPO").  Each Insurance SPAC III Unit consisted of one share of Insurance SPAC III's Class A common stock, par value $0.0001 per share (“Insurance SPAC III Common Stock”), and one-third of one Insurance SPAC III warrant (each, an “Insurance SPAC III Warrant”), where each whole Insurance SPAC III Warrant entitled the holder to purchase one share of Insurance SPAC III Common Stock for $11.50 per share. The Insurance SPAC III Units were sold in the IPO at an offering price of $10.00 per unit.  If Insurance SPAC III failed to consummate a business combination within the first 24 months following the IPO, its corporate existence would cease except for the purposes of winding up its affairs and liquidating its assets.

The Operating LLC loaned to Insurance SPAC III approximately $71 to cover its IPO expenses, which amount was repaid in full at the closing of the IPO. IAS III and its affiliates, including the Operating LLC, committed to loan Insurance SPAC III up to an additional $1,500 to cover operating and acquisition related expenses following the IPO, of which $960 was borrowed by Insurance SPAC III. See note 24. The loans bore no interest, and if the Insurance SPAC III consummated a business combination in the required time period, the loans were to be repaid from the funds held in Insurance SPAC III’s trust account. Pursuant to its governing documents ,if Insurance SPAC III did not consummate a business combination in the required time frame, no funds from Insurance SPAC III's trust account could be used to repay the loans.

On November 18, 2022, Insurance SPAC III announced it would not consummate an initial business combination within the required time period required and that it intended to dissolve and liquidate, effective as of the close of business on December 22, 2022, and redeem all of the Insurance SPAC III Common Stock and each Insurance SPAC III Warrant that were included in its IPO, at a per-share redemption price of approximately $10.09. As of the close of business on December 22, 2022, the Insurance SPAC III Common Stock and each Insurance SPAC Warrant were deemed cancelled and represented only the right to receive the redemption amount of $10.09 per share.

In order to provide for the disbursement of funds from the trust account, Insurance SPAC III instructed the trustee of the trust account to take all necessary actions to liquidate the securities held in the trust account. The proceeds of the trust account were held in a non-interest bearing account while awaiting disbursement to the holders of the public shares. Record holders received their pro rata portion of the proceeds of the trust account, less $100 of interest to pay dissolution expenses and net of taxes payable. Insurance SPAC III Sponsor Entities agreed to waive their redemption rights with respect to their outstanding shares of Class B common stock issued prior to the Insurance SPAC III IPO. There will be no redemption rights or liquidating distributions with respect to each Insurance SPAC III Warrant, which expired and were rendered worthless.

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

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2023 and 2022.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,		Favorable / (Unfavorable)
	2023	2022	$ Change	% Change
Revenues
Net trading	$8,210	$12,022	$(3,812)	(32%)
Asset management	2,025	1,889	136	7%
New issue and advisory	900	3,770	(2,870)	(76%)
Principal transactions and other income (loss)	(2,311)	(18,363)	16,052	87%
Total revenues	8,824	(682)	9,506	1,394%

Operating expenses
Compensation and benefits	10,537	13,879	3,342	24%
Business development, occupancy, equipment	1,301	1,248	(53)	(4%)
Subscriptions, clearing, and execution	2,125	1,941	(184)	(9%)
Professional fee and other operating	2,200	1,996	(204)	(10%)
Depreciation and amortization	144	132	(12)	(9%)
Total operating expenses	16,307	19,196	2,889	15%

Operating income / (loss)	(7,483)	(19,878)	12,395	62%

Non-operating income / (expense)

Interest expense, net	(1,592)	(1,351)	(241)	(18%)
Income / (loss) from equity method affiliates	(395)	(12,104)	11,709	97%
Income / (loss) before income taxes	(9,470)	(33,333)	23,863	72%
Income tax expense / (benefit)	584	1,833	1,249	68%
Net income / (loss)	(10,054)	(35,166)	25,112	71%
Less: Net income (loss) attributable to the non-convertible non-controlling interest	97	(14,704)	(14,801)	(101%)
Enterprise net income / (loss)	(10,151)	(20,462)	10,311	50%
Less: Net income (loss) attributable to the convertible non-controlling interest	(7,514)	(12,850)	(5,336)	(42%)
Net income / (loss) attributable to Cohen & Company Inc.	$(2,637)	$(7,612)	4,975	65%

Revenues

Revenues increased by $9,506, or 1394%, to $8,824 for the three months ended March 31, 2023, as compared to ($682) for the three months ended March 31, 2022. As discussed in more detail below, the change was comprised of (i) a decrease of $3,812 in net trading revenue; (ii) an increase of $136 in asset management revenue; (iii) a decrease in new issue and advisory of $2,870; and (iv) an increase of $16,052 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $3,812, or 32%, to $8,210 for the three months ended March 31, 2023, as compared to  $12,022 for the three months ended March 31, 2022.  The following table shows the detail by trading group.

NET TRADING
(Dollars in Thousands)

	Three Months Ended March 31,
	2023	2022	Change
Mortgage	$(469)	$1,477	$(1,946)
Matched book repo	4,381	9,772	(5,391)
High yield corporate	1,483	976	507
Investment grade corporate	207	430	(223)
Wholesale and other	2,608	(633)	3,241
Total	$8,210	$12,022	$(3,812)

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

A loss of $1,165 related to the FGMC bankruptcy is included above in the mortgage group during the three months ended March 31, 2023.  See note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

	As of March 31,		As of December 31,
	2023	2022	2022	2021
Company-sponsored CDOs	$1,034,684	$1,174,830	$1,053,430	$1,239,988
Other Investment Vehicles (1)	1,122,205	1,091,816	1,062,897	1,118,162
Assets under management (2)	$2,156,889	$2,266,646	$2,116,327	$2,358,150

(1) Other Investment Vehicles include any Investment Vehicle that is not a Company-sponsored CDO.

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

Asset management fees increased by $136, or 7%, to $2,025 for the three months ended March 31, 2023, as compared to $1,889 for the three months ended March 31, 2022, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT
(Dollars in Thousands)

	Three Months Ended March 31,
	2023	2022	Change
CDOs	$417	$494	$(77)
Other	1,608	1,395	213
Total	$2,025	$1,889	$136

Asset management fees from CDOs decreased mainly due to paydowns of principal.  Asset management fees from other increased due to an increase in the fees earned from the PriDe and SPAC Funds, partially offset by a decrease in fees earned from the U.S. Insurance JV.

New Issue and Advisory

New issue and advisory revenue decreased by $2,870 to $900 for the three months ended March 31, 2023, as compared to $3,770 for the three months ended March 31, 2022.  The following table summarizes new issue revenue by business line.

	Three Months Ended March 31,
	2023	2022	Change
Cohen & Company Capital Markets	$742	$1,533	$(791)
Commercial Real Estate Originations	8	1,037	(1,029)
U.S. Insurance Originations	150	1,200	(1,050)
Total	$900	$3,770	$(2,870)

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

CCM, a division of JVB, is our full-service boutique investment bank, which focuses on M&A, capital markets, and SPAC advisory services.  In addition, we generate new issue revenue by originating new assets for the U.S. Insurance JV, CREO JV, and for our PriDe funds in Europe.

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss) increased by $16,052, or 87%, to ($2,311) for the three months ended March 31, 2023, as compared to ($18,363) for the three months ended March 31, 2022.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Three Months Ended March 31,
	2023	2022	Change
SFT	$(61)	$(2,053)	$1,992
LMND	41	(2,185)	2,226
WEJO	78	(1,617)	1,695
REE	11	(3,470)	3,481
RBT	(2,680)	-	(2,680)
HLGN	(196)	(8,248)	8,052
PAYO	228	(807)	1,035
PWP	(15)	(254)	239
SPAC Fund	28	(55)	83
U.S. Insurance JV	103	80	23
CREO JV	349	80	269
Stoa USA Inc. / FlipOS	-	(308)	308
Other	(469)	273	(742)
Total principal transactions	(2,583)	(18,564)	15,981

IIFC revenue share	257	114	143
All other income / (loss)	15	87	(72)
Other income	272	201	71

Principal transactions and other income (loss)	$(2,311)	$(18,363)	$16,052

Principal Transactions

For all investments discussed below, see note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information about how we determine the value of these instruments. For several of the investments described below, we also had an investment in the same company that was accounted for under the equity method during the periods presented. See discussion of equity method income / (loss) below.

SFT represents equity positions in Shift Technologies, Inc. (NASDAQ: SFT), a publicly traded company that closed a business combination with Insurance SPAC.  As of March 31, 2023, we had total investments in SFT carried at fair value of $185, which was included as a component of other investments, at fair value.

LMND represents equity positions in Lemonade, Inc. (NASDAQ: LMND), a publicly traded company that acquired Metromile, Inc. ("MILE"), which closed a business combination with Insurance SPAC II.  As of March 31, 2023, we had total investments in LMND carried at fair value of $299, which was included as a component of other investments, at fair value.

WEJO represents equity positions of Wejo Group Ltd. (NASDAQ: WEJO), a publicly traded company that closed a business combination with Virtuoso Acquisition Corp. As of March 31, 2023, we had a total investment in WEJO carried at fair value of $179, which was included as a component of other investments, at fair value.

REE represents equity positions of REE Automotive Ltd. (NASDAQ: REE), a publicly traded company that closed a business combination with 10X Capital Venture Acquisition Corp. As of March 31, 2023, we had a total investment in REE carried at fair value of $244, which was included as a component of other investments, at fair value.

RBT represents equity positions of Rubicon Technologies, Inc. (NYSE: RBT), a publicly traded company that closed a business combination with Founder SPAC. As of March 31, 2023, we had a total investment in RBT carried at fair value of $1,371, which was included as a component of other investments, at fair value.

HLGN represents equity positions of Heliogen, Inc. (NYSE: HLGN), a publicly traded company that closed a business combination with Athena Technology Acquisition Corp.  As of March 31, 2023, we had a total investment in HLGN carried at fair value of $121, which was included as a component of other investments, at fair value.

PAYO represents equity positions of Payoneer Global, Inc. (NASDAQ: PAYO), a publicly traded company that closed a business combination with FTAC Olympus Acquisition Corp.  As of March 31, 2023, we had a total investment in PAYO carried at fair value of $1,766 which was included as a component of other investments, at fair value.

PWP represents equity positions of Perella Weinberg Partners (NASDAQ: PWP), a publicly traded company that closed a business combination with FTAC IV Acquisition Corp.  As of March 31, 2023, we had a total investment in PWP carried at fair value of $216, which was included as a component of other investments, at fair value.

The SPAC Fund invests in the equity of SPACs. We carry our investment in the SPAC Fund at its reported NAV.  As of March 31, 2023, we had a total investment in the SPAC Fund carried at fair value of $554, which was included as a component of other investments, at fair value. All of the remaining investors in the SPAC Fund submitted redemption notices effective March 31, 2023.  To date, the SPAC Fund has liquidated all of its investments except for certain illiquid investments in SPVs.  If there are insufficient cash proceeds from investment sales for the SPAC Fund to pay its full redemption obligation to its investors, it intends to fund the shortfall either through (i) proceeds from additional investment made by the general partner of the SPAC Fund or another investor; (ii) proceeds from financings; (iii) proceeds from the liquidation of all or part of the remaining investments in SPVs; or (iv) a combination of all of these.  Subsequent to March 31, 2023 the general partner of the SPAC Fund will be the sole owner of the SPAC Fund and will consolidate it.  The Company currently consolidates the general partner of the SPAC Fund and therefore will consolidate the SPAC Fund (with its remaining investments) subsequent to March 31, 2023.

The U.S. Insurance JV invests in insurance company debt.  We carry our investment in the U.S. Insurance JV at its reported NAV.  As of March 31, 2023, we had a total investment in the U.S. Insurance JV carried at fair value of $3,059, which was included as a component of other investments, at fair value.

The CREO JV invests in commercial real estate debt.  We carry our investment in the CREO JV at its reported NAV.  As of March 31, 2023, we had a total investment in the CREO JV carried at fair value of $5,316, which was included as a component of other investments, at fair value.

Stoa USA Inc. / FlipOS is a private company in which we own common equity. As of March 31, 2023, we had a total investment in Stoa USA Inc. / FlipOS carried at fair value of $6,770, which was included as a component of other investments, at fair value. See note 24 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income (Loss)

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $4,771.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses decreased by $2,889, or 15%, to $16,307 for the three months ended March 31, 2023, as compared to $19,196 for the three months ended March 31, 2022. As discussed in more detail below, the change was comprised of (i) a decrease of $3,342 in compensation and benefits; (ii) an increase of $53 in business development, occupancy, and equipment; (iii) an increase of $184 in subscriptions, clearing, and execution; (iv) an increase of $204 in professional fee and other operating; and (v) an increase of $12 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $3,342, or 24%, to $10,537 for the three months ended March 31, 2023, as compared to $13,879 for the three months ended March 31, 2022.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Three Months Ended March 31,
	2023	2022	Change
Cash compensation and benefits	$9,448	$12,775	$(3,327)
Equity-based compensation	1,089	1,104	(15)
Total	$10,537	$13,879	$(3,342)

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  Cash compensation and benefits decreased by $3,327 to $9,448 for the three months ended March 31, 2023, as compared to $12,775 for the three months ended March 31, 2022.  The decrease was due to a decrease in incentive compensation related to revenues, partially offset by increases related to the continued build out of the CCM team.  Our total headcount increased from 115 at March 31, 2022 to 121 at March 31, 2023.

Equity-based compensation decreased by $15 to $1,089 for the three months ended March 31, 2023, as compared to $1,104 for the three months ended March 31, 2022.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $53, or 4%, to $1,301 for the three months ended March 31, 2023, as compared to $1,248 for the three months ended March 31, 2022.  This increase was comprised of an increase in business development of $13 and an increase in occupancy and equipment of $40.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $184, or 9%, to $2,125 for the three months ended March 31, 2023, as compared to $1,941 for the three months ended March 31, 2022. This increase was due to an increase of $34 in subscriptions and an increase of $150 in clearing and execution.  The increase in clearing and execution was due to an increase in ECN charges.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $204, or 10%, to $2,200 for the three months ended March 31, 2023, as compared to $1,996 for the three months ended March 31, 2022. This increase was comprised of an increase in professional fees of $238, partially offset by a decrease in other operating expense of $34. Professional fees increased due to increased legal and tax preparation fees.  Other operating expense decreased due to lower regulatory costs.

Depreciation and Amortization

Depreciation and amortization increased by $12, or 9%, to $144 for the three months ended March 31, 2023, as compared to $132 for the three months ended March 31, 2022. The increase was due to additional leasehold improvements at the Company's New York and California offices.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $241 to $1,592 for the three months ended March 31, 2023, as compared to $1,351 for the three months ended March 31, 2022.

INTEREST EXPENSE
(Dollars in Thousands)

	Three Months Ended March 31,
	2023	2022	Change
Junior subordinated notes	$1,209	$657	$552
2020 Senior Notes	111	119	(8)
2017 Convertible Note	-	327	(327)
Byline LOC	65	72	(7)
Redeemable Financial Instrument - JKD Capital Partners I LTD	207	176	31
	$1,592	$1,351	$241

See notes 15 and 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates increased by $11,709 to ($395) for the three months ended March 31, 2023, as compared to ($12,104) for the three months ended March 31, 2022.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2023	2022	Change
Insurance SPACs	$-	$(589)	$589
Dutch Real Estate Entities	142	(8)	150
SPAC Sponsor Entities and Other	(537)	(11,507)	10,970
Total	$(395)	$(12,104)	$11,709

SPAC Sponsor Entities includes both indirect and direct investments in SPAC Sponsor Entities.  Several of these SPAC Sponsor Entities are invested in SPACs that have completed their business combinations.  Those SPAC Sponsor Entities hold restricted and unrestricted equity interests in the public post-merger entities.  We account for our investments in SPAC Sponsor Entities under the equity method of accounting.  If the SPAC Sponsor Entity distributes SPAC shares to us, we account for those SPAC shares as a component of other investments, at fair value.  The following table shows the equity method balance included in SPAC Sponsor Entities and Other above broken out by the ultimate public company investee.  For several of the investments described below, we also had an investment in the same company accounted for at fair value as a component of other investments, at fair value during the periods presented. See discussion of principal transactions above.

	Three Months Ended March 31,
	2023	2022	Change
HLGN	$-	$(10,610)	$10,610
WEJO	-	(1,603)	1,603
DRTS	(54)	1,309	(1,363)
Other	(483)	(603)	120
Total	$(537)	$(11,507)	$10,970

As of March 31, 2023, our equity method investment in the sponsor entity of the predecessor SPAC of HLGN was $0.  However, during the periods presented we held HLGN shares as a component of other investments, at fair value as of March 31, 2023.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

As of March 31, 2023, our equity method investment in the sponsor entity of the predecessor SPAC of WEJO was $0.  However, during the periods presented we held WEJO shares as a component of other investments, at fair value as of March 31, 2023.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

As of March 31, 2023, our equity method investment in the sponsor entity of the predecessor SPAC of DRTS was $325.

The remaining investments in SPAC Sponsor Entities and Other represent investments in sponsor entities that have not yet completed a business combination and other equity method investments.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q

Income Tax Expense / (Benefit)

We have significant carryforward tax assets. As of December 31, 2022, the Company had a federal net operating loss (“NOL”) of approximately $96,065, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses (“NCLs”) in excess of capital gains of $70,457 as of December 31, 2022, which can be carried forward to offset future capital gains. If not used, this carryforward will begin to expire in 2023. ASC 746 requires that we record a valuation allowance against these assets so that the net asset recognized is, in management's judgment, more likely than not to be realized.

Income tax expense / (benefit) decreased by $1,249 to $584 for the three months ended March 31, 2023, as compared to $1,833 for the three months ended March 31, 2022. The decrease was primarily due to an increase in the valuation allowance related to our NOL carryforward assets recorded in the three months ended March 31, 2022.  This increase of the valuation allowance was recorded as the result of  the conversion of the 2017 Convertible Note, which occurred in March 2022.  This conversion resulted in dilution of  Cohen and Company, Inc.'s share of the Operating LLC, which reduced the expected amount of future income available to utilize these carryforward assets.

Our provision for income taxes fluctuates due to several factors mostly attributable to our legal structure summarized as follows:

It is important to note that when evaluating our income tax expense or benefit (especially compared to other companies' expense or benefit) that substantially all of our operations occur in the Operating LLC.  There are some local taxes and foreign taxes to which the Operating LLC or its subsidiaries are subject, but the Operating LLC is generally treated as a pass-through entity and is not subject to U.S. federal or state income tax.  Therefore, the members of the Operating LLC receive allocations of its income and are subject to U.S. federal and state taxes.  For the current period, Cohen & Company Inc. was allocated 27.14% of the income generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  However, the remaining 72.86% that was allocated to the non-controlling members of the Operating LLC is subject to taxation on the members' tax returns.  That tax obligation is not included in these consolidated financial statements.

We also have significant valuation allowances applied against our carryforward (NOL and NCL) deferred tax assets as well as our tax over book basis in the Operating LLC.  Valuation allowances are applied to deferred tax assets when management determines that the assets may not be fully realized.  This determination requires significant judgement and is primarily based on management's expectations regarding the generation of future taxable income.  ASC 740 indicates that all available evidence should be considered when assessing the need for and the appropriate level of a valuation allowance.  All available evidence includes historical information supplemented by all currently available information about future years.  Our earnings are very volatile, which makes this determination especially difficult.  Although we will make adjustments to these valuation allowances throughout the year as appropriate, our actual results for any particular fiscal year provide the best evidence of our ability to generate future taxable income.  We give more weight to the full year results in making our estimates of future taxable income as compared to quarterly earnings, which are even more volatile than our annual results.  Therefore, we may have significant adjustments to our valuation allowances (and therefore our income tax expenses or benefit), which may be recorded in the fourth quarter of any particular fiscal year.

Net Income / (Loss) Attributable to the Non-Convertible Non-controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the three months ended March 31, 2023 and 2022 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us for the relevant periods.  These interests are not convertible into Common Stock.

SUMMARY CALCULATION OF NON-CONVERTIBLE NON-CONTROLLING INTEREST
For the Three Months Ended March 31, 2023

	Three Months Ended March 31,
	2023	2022	Change
Insurance III SPAC Sponsor Entities	$-	$(297)	$(297)
SPAC PIPE Entities	-	(2,082)	(2,082)
Other SPAC Sponsor Investor	(17)	(12,325)	(12,308)
GP of SPAC Fund	114	-	(114)
Total	$97	$(14,704)	$(14,801)

Insurance SPAC III Sponsor Entities are the sponsor entities formed by us for the Insurance SPAC III.  SPAC PIPE Entities are entities that invest in PIPE's ("Private Investment in Public Equity") of post business combination SPACs.  Other SPAC Sponsor Investor represents an entity that we consolidate but do not wholly own that invests in other SPAC sponsor entities.  The GP of the SPAC Fund is consolidated by us but we do not wholly own it.

Net Income / (Loss) Attributable to the Convertible Non-controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the three months ended March 31, 2023 and 2022 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST
For the Three Months Ended March 31, 2023

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(9,470)	$-	$(9,470)
Income tax expense / (benefit)	746	(162)	584
Net income / (loss) after tax	(10,216)	162	(10,054)
Other consolidated subsidiary non-controlling interest	97
Net income / (loss) attributable to the Operating LLC	(10,313)
Average effective Operating LLC non-controlling interest % (1)	72.86%
Operating LLC non-controlling interest	$(7,514)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST
For the Three Months Ended March 31, 2022

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(33,333)	$-	$(33,333)
Income tax expense / (benefit)	111	1,722	1,833
Net income / (loss) after tax	(33,444)	(1,722)	(35,166)
Other consolidated subsidiary non-controlling interest	(14,704)
Net income / (loss) attributable to the Operating LLC	(18,740)
Average effective Operating LLC non-controlling interest % (1)	68.57%
Operating LLC non-controlling interest	(12,850)

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through a distribution or a loan. CCFESA is subject to the regulations of the ACPR.  ACPR imposes minimum capital requirements.  See note 25 to our consolidated financial statements included in our Annual Report for the year ended December 31, 2022 on Form 10-K.

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

On July 29, 2021, our board of directors reinstated our quarterly dividend declaring a cash dividend of $0.25 per share.  We have paid a quarterly cash dividend of $0.25 regularly since that date.  In addition to our routine quarterly distribution, on March 8, 2022, our board of directors declared a special cash dividend of $0.75 per share.  On May 4, 2023, our board of directors declared a quarterly dividend of $0.25 per share payable on June 2, 2023 to shareholders of record on May 18, 2023.

During the three months ended March 31, 2023 and 2022, we had the following other financing transactions in excess of $1,000.  This excludes non-cash transactions.  See note 23 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

During the three months ended March 31, 2023:

●	We had no financing transactions in excess of $1,000.

During the three months ended March 31, 2022:

●	We issued a new 2020 Senior Note for $2,250 and used the proceeds to pay off an existing 2020 Senior Note.
●	We made distributions to the non-convertible non-controlling interest of $1,775.

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

(6)	To fund potential repurchases of Common Stock. We have opportunistically repurchased Common Stock in private transactions as well as through the 10b5-1 Plan.
(7)	To pay off debt as it matures: We have indebtedness that must be repaid as it matures. See note 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of March 31, 2023 and December 31, 2022, we maintained cash and cash equivalents of $ 3,641 and $ 29,101, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities	$(27,709)	$14,350
Cash flow from investing activities	2,714	(149)
Cash flow from financing activities	(556)	(2,182)
Effect of exchange rate on cash	91	(76)
Net cash flow	(25,460)	11,943
Cash and cash equivalents, beginning	29,101	50,567
Cash and cash equivalents, ending	$3,641	$62,510

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Three Months Ended March 31, 2023

As of March 31, 2023, our cash and cash equivalents were $ 3,641, representing a decrease of $ 25,460 from December 31, 2022. The decrease was attributable to cash used in operating activities of $ 27,709, cash provided by investing activities of $ 2,714, cash used in financing activities of $ 556, and an increase in cash caused by the change in exchange rates of $ 91.

The cash used in operating activities of $ 27,709 was comprised of (a) net cash outflows of $ 7,271 related to working capital fluctuations; (b) net cash outflows of $ 14,656 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash outflows from other earnings items of $ 5,782 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $ 2,714 was comprised of (a) $3,908 in sales and returns of principal from other investments, at fair value; (b) $1 in distributions from equity method affiliates; partially offset by (c) $363 in cash used to purchase other investments, at fair value; (d) $736 in cash used to invest in equity method affiliates; and (e) $96 of cash used to purchase furniture and equipment.

The cash used in financing activities of $ 556 was comprised of (a) $164 in cash used to net settle equity awards; (b) $215 in cash used to pay dividends; (c) $215 in convertible non-controlling interest distributions; partially offset by (d) $38 in investments received from non-controlling interests.

Three Months Ended March 31, 2022

As of March 31, 2022, our cash and cash equivalents were $62,510, representing an increase of $11,943 from December 31, 2021. The increase was attributable to cash provided by operating activities of $14,350, cash used in investing activities of $149, cash used in financing activities of $2,182, and a decrease in cash caused by the change in exchange rates of $76.

The cash provided by operating activities of $14,350 was comprised of (a) net cash inflows of $12,154 related to working capital fluctuations; (b) net cash inflows of $3,814 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c)  net cash outflows from other earnings items of $1,618 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash used in investing activities of $149 was comprised of (a) $3,869 of purchases of other investments, at fair value; (b) $4,178 of purchases of other investments sold, not yet purchased, at fair value; (c) $438 of investments in equity method affiliates, (d) $298 of purchases of furniture, equipment, and leasehold improvements; partially offset by (e) $7,395 of sales and returns of principal of other investments, at fair value and (f) $1,239 of sales and returns of principal of other investments sold, not yet purchased, at fair value.

The cash used in financing activities of $2,182 was comprised of (a) $2,250 used to repay debt, (b) $219 used to net settle equity awards, (c) $54 used to pay dividends, (d) $142 used to pay distributions to the convertible non-controlling interest; and (e) $1,775 of distributions to the non-convertible non-controlling interest; partially offset by (f) $2,250 in proceeds from issuance of debt and (g) $6 in non-convertible non-controlling interest investments.

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

The following table shows the impact that changes in these collateral deposits had on our cash flows in each period presented:

	Three Months Ended March 31,
	2023	2022
Collateral deposit end of period	$2,290	$40,465
Less: Collateral deposit beginning of period	4,301	17,320
Impact to cash flow from operations	$(2,011)	$23,145

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFESA in France. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. CCFESA is subject to the regulations of the ACPR. The amount of net assets that these subsidiaries may distribute is subject to restrictions under the applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at March 31, 2023 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)

March 31, 2023
United States	$250
Europe	522
Total	$772

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at March 31, 2023, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $49,820. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Restrictions of Distributions of Capital from JVB

As of March 31, 2023, our total equity on a consolidated basis was $82,365.  However, the total equity of JVB was $84,354.  Therefore, a net deficit of $1,989 exists outside of JVB.

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

Securities Financing

We maintain repurchase agreements with various third-party institutions. There is no maximum limit as to the amount of securities that may be transferred pursuant to these agreements, and transactions are approved on a case-by-case basis. The repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in standard master repurchase agreements. The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business. To date, we have maintained sufficient liquidity to meet margin calls, and we have always been able to satisfy a margin call, however, no assurance can be given that we will be able to satisfy requests from our counterparties to post additional collateral in the future. See note 10 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the three months ended March 31, 2023 and the twelve months ended December 31, 2022 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Three Months Ended March 31, 2023	For the Twelve Months Ended December 31, 2022
Receivables under resale agreements
Period end	$381,813	$437,692
Monthly average	$404,083	$1,628,141
Maximum month end	$412,801	$3,006,658
Securities sold under agreements to repurchase
Period end	$395,226	$452,797
Monthly average	$418,121	$1,649,310
Maximum month end	$427,144	$3,002,514

Fluctuations in the balance of our repurchase agreements from period to period and intra-period are dependent on business activity in those periods. The fluctuations in the balances of our receivables under resale agreements over the periods presented were impacted by our clients' desires to execute collateralized financing arrangements through the repurchase market or other financing products.

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

DETAIL OF DEBT
(Dollars in Thousands)

	As of	As of	Interest
Description	March 31, 2023	December 31, 2022	Rate Terms	Interest (2)	Maturity
Non-convertible debt:
10.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	10.00%	January 2024

Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	8.80%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	9.31%	March 2035
Less unamortized discount	(23,452)	(23,601)
	24,673	24,524

Byline Bank	-	-	Variable	NA	December 2023
Total	$29,173	$29,024

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of March 31, 2023 on a combined basis was 19.87% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

As of March 31, 2023 and December 31, 2022, we had a redeemable financial instrument payable to JKD Investor.  See note 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 14 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of March 31, 2023.

Contractual Obligations

The table below summarizes our significant contractual obligations as of March 31, 2023 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements. In addition, amortization of discount on debt is excluded.

CONTRACTUAL OBLIGATIONS
March 31, 2023
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$11,248	$2,686	$3,662	$3,030	$1,870
Maturity of 2020 Senior Notes (1)	4,500	4,500	-	-	-
Interest on 2020 Senior Notes (1)	488	488	-	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	58,249	4,338	8,677	8,677	36,557
Redeemable Financial Instrument - JKD Capital Partners 1 (3)	7,868	7,868	-	-	-
Other Operating Obligations (4)	1,099	935	164	-	-
	$131,577	$20,815	$12,503	$11,707	$86,552

(1)	The 2020 Senior Notes mature on January 31, 2024. However, any time after January 31, 2023, the holder can give us 31 days' notice and require full repayment. For purposes of the table above, we show the maturity on the earlier date, but show the interest payments out to the stated maturity date.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 8.80% (based on a 90-day LIBOR rate in effect as of March 31, 2023 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 9.31% (based on a 90-day LIBOR rate in effect as of March 31, 2023 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU responds to stakeholder feedback that the proportional amortization method provides investors and other allocators of capital with a better understanding of the returns from investments that are made primarily for the purpose of receiving income tax credits and other income tax benefits. This ASU is effective for fiscal years beginning after December 15, 2023.  Early adoption is permitted.  We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. Our industry is subject to a number of highly complex accounting rules and requirements many of which place heavy burdens on management to make judgments relating to our business. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended March 31, 2023, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All amounts in this section are in thousands unless otherwise noted.

Market Risk

Market risk is the risk of economic loss arising from the adverse impact of market changes to the market value of our trading and investment positions. Market risk is inherent to both derivative and non-derivative financial instruments, and, accordingly, the scope of our market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments. For purposes of analyzing the components of market risk, we have broken out our investment portfolio into three broad categories, plus debt, as described below.

Fixed Income Securities: We hold, from time to time, the following securities: U.S. Treasury securities, U.S. government agency MBS, U.S. government agency debt securities, CMOs, non-government MBS, corporate bonds, non-redeemable and redeemable preferred stock, municipal bonds, certificates of deposits, residential mortgage loans, whole loans, and unconsolidated investments in the middle and senior tiers of securitization entities and TruPS. We attempt to mitigate our exposure to market risk by entering into economic hedging transactions, which may include TBAs and other forward agency MBS contracts. The fixed income category can be broadly broken down into two subcategories: fixed rate and floating rate.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of March 31, 2023, we would incur a loss of $1,234 if the yield curve rises 100 bps across all maturities and a gain of $1,229 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We also hold a significant amount of equity in public companies that recently completed a merger with a SPAC we sponsored or invested in. A significant portion of the equity we hold in these types of entities are subject to sale restrictions. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions or in some cases entering into derivatives trades to hedge this exposure. We also have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of March 31, 2023, our equity price sensitivity was $1,276 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of March 31, 2023, a 100 bps change in the three month LIBOR would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,031 as of March 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the Company’s board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2023. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at March 31, 2023.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Incorporated by reference to the headings titled “Commitments and Contingencies” in note 21 to the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2022.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
January 1 thorugh January 31, 2023		$-	-	34,704
February 1 through February 28, 2023	-	$-	-	34,704
March 1 through March 31, 2023	-	$-	-	34,704
Total	-		-

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment No. 2 to the Investment Agreement, dated February 13, 2023, by and between Cohen and Company, LLC and JKD Capital Partners I LTD (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted inline XBRL: (i) the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2023 and 2022, (iii) the Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN
Lester R. Brafman
Date: May 5, 2023		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: May 5, 2023		Executive Vice President, Chief Financial Officer, and Treasurer