Form 10-Q
period 2023-06-30
Cohen & Co Inc.
filed 2023-08-07
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 1, 2023, there were 1,821,347 shares of common stock ($0.01 par value per share) of Cohen & Company Inc. ("Common Stock") outstanding.

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

June 30, 2023

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

Our Internet website is www.cohenandcompany.com and we make available on our website our filings with the Securities and Exchange Commission (“SEC”), including annual reports, quarterly reports, current reports and any amendments to those filings. The reference to our website address does not constitute incorporation by reference of the information contained therein into this Form 10-Q. We also use our website to disseminate other material information to our investors (on the home page and in the “Investor Relations” section). Among other things, we post on our website our press releases and information about any public conference calls which we may conduct (including the scheduled dates, times and the methods by which investors and others can listen to any of those calls), and we make available for replay webcasts of those calls and other presentations for a limited time.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2023
	(unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$12,166	$29,101
Receivables from brokers, dealers, and clearing agencies	108,020	140,933
Due from related parties	719	787
Other receivables	5,734	9,527
Investments-trading	192,805	211,828
Other investments, at fair value	56,868	28,022
Receivables under resale agreements	457,528	437,692
Investments in equity method affiliates	8,782	8,929
Deferred income taxes	331	6,934
Goodwill	109	109
Right-of-use asset - operating leases	8,612	9,647
Other assets	4,452	3,546
Total assets	$856,126	$887,055

Liabilities
Payables to brokers, dealers, and clearing agencies	$127,627	$134,985
Accounts payable and other liabilities	8,513	11,439
Accrued compensation	8,044	12,434
Lease liability - operating leases	9,365	10,447
Trading securities sold, not yet purchased	98,117	133,957
Other investments sold, not yet purchased, at fair value	28,606	78
Securities sold under agreements to repurchase	457,351	452,797
Redeemable financial instruments	7,868	7,868
Debt	29,324	29,024
Total liabilities	774,815	793,029

Commitments and contingencies (See note 21)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized, 27,413,098 shares issued and outstanding	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,821,347 and 1,774,342 shares issued and outstanding, respectively, including 299,491 and 341,059 unvested or restricted share awards, respectively	18	17
Additional paid-in capital	73,967	72,801
Accumulated other comprehensive loss	(955)	(955)
Accumulated deficit	(35,373)	(25,151)
Total stockholders' equity	37,684	46,739
Non-controlling interest	43,627	47,287
Total equity	81,311	94,026
Total liabilities and equity	$856,126	$887,055

(

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Net trading	$7,416	$10,377	$15,626	$22,399
Asset management	1,605	1,898	3,630	3,787
New issue and advisory	1,395	3,481	2,295	7,251
Principal transactions and other income (loss)	12,156	(6,602)	9,845	(24,965)
Total revenues	22,572	9,154	31,396	8,472

Operating expenses
Compensation and benefits	10,001	12,214	20,538	26,093
Business development, occupancy, equipment	1,318	1,295	2,619	2,543
Subscriptions, clearing, and execution	2,343	1,972	4,468	3,913
Professional fee and other operating	1,762	1,692	3,962	3,688
Depreciation and amortization	149	143	293	275
Total operating expenses	15,573	17,316	31,880	36,512

Operating income (loss)	6,999	(8,162)	(484)	(28,040)

Non-operating income (expense)
Interest expense, net	(1,630)	(1,106)	(3,222)	(2,457)
Income (loss) from equity method affiliates	(511)	(3,044)	(906)	(15,148)
Income (loss) before income tax expense (benefit)	4,858	(12,312)	(4,612)	(45,645)
Income tax expense (benefit)	5,550	(60)	6,134	1,773
Net income (loss)	(692)	(12,252)	(10,746)	(47,418)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	6,503	(4,167)	6,600	(18,871)
Enterprise net income (loss)	(7,195)	(8,085)	(17,346)	(28,547)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	(594)	(6,228)	(8,108)	(19,078)
Net income (loss) attributable to Cohen & Company Inc.	$(6,601)	$(1,857)	$(9,238)	$(9,469)
Income (loss) per share data (see note 20)
Income (loss) per common share-basic:
Basic income (loss) per common share	$(4.34)	$(1.30)	$(6.14)	$(6.71)
Weighted average shares outstanding-basic	1,520,122	1,428,237	1,504,819	1,411,596
Income (loss) per common share-diluted:
Diluted income (loss) per common share	$(4.34)	$(1.53)	$(6.14)	$(6.71)
Weighted average shares outstanding-diluted	1,520,122	5,393,642	1,504,819	1,411,596

Comprehensive income (loss)
Net income (loss)	$(692)	$(12,252)	$(10,746)	$(47,418)
Other comprehensive income (loss) item:
Foreign currency translation adjustments, net of tax of $0	10	(199)	55	(265)
Other comprehensive income (loss), net of tax of $0	10	(199)	55	(265)
Comprehensive income (loss)	(682)	(12,451)	(10,691)	(47,683)
Less: comprehensive income (loss) attributable to the non-controlling interest	5,916	(10,541)	(1,466)	(38,142)
Comprehensive income (loss) attributable to Cohen & Company Inc.	$(6,598)	$(1,910)	$(9,225)	$(9,541)

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Six Months Ended June 30, 2023
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2022	$27	$17	$72,801	$(25,151)	$(955)	$46,739	$47,287	$94,026
Net (loss)	-	-	-	(2,637)	-	(2,637)	(7,417)	(10,054)
Other comprehensive income	-	-	-	-	10	10	35	45
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	582	-	(12)	570	(570)	-
Equity-based compensation	-	1	299	-	-	300	789	1,089
Shares withheld for employee taxes	-	-	(46)	-	-	(46)	(118)	(164)
Dividends/distributions to convertible non-controlling interest	-	-	-	(594)	-	(594)	(1,187)	(1,781)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(834)	(834)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	38	38
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	-	-
March 31, 2023	$27	$18	$73,636	$(28,382)	$(957)	$44,342	$38,023	$82,365
Net (loss)	-	-	-	(6,601)	-	(6,601)	5,909	$(692)
Other comprehensive income	-	-	-	-	3	3	7	10
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	30	-	(1)	29	(29)	-
Equity-based compensation	-	-	304	-	-	304	804	1,108
Shares withheld for employee taxes	-	-	(3)	-	-	(3)	(9)	(12)
Dividends/distributions to convertible non-controlling interest	-	-	-	(390)	-	(390)	(1,079)	(1,469)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	1	1
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	-	-
June 30, 2023	$27	$18	$73,967	$(35,373)	$(955)	$37,684	$43,627	$81,311

	Cohen & Company Inc.
	Six Months Ended June 30, 2022
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2021	$27	$17	$72,006	$(9,204)	$(905)	$61,941	$89,492	$151,433
Net (loss)	-	-	-	(7,612)	-	(7,612)	(27,554)	(35,166)
Other comprehensive loss	-	-	-	-	(19)	(19)	(47)	(66)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(292)	-	4	(288)	288	-
Equity-based compensation and vesting of shares	-	-	338	-	-	338	766	1,104
Shares withheld for employee taxes	-	-	(72)	-	-	(72)	(145)	(217)
Dividends/distributions to convertible non-controlling interest	-	-	-	(1,481)	-	(1,481)	(3,475)	(4,956)
Convertible non-controlling interest investment	-	-	-	-	-	-	15,000	15,000
Non-convertible non-controlling interest investment	-	-	-	-	-	-	6	6
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(5,660)	(5,660)
March 31, 2022	$27	$17	$71,980	$(18,297)	$(920)	$52,807	$68,671	$121,478
Net (loss)	-	-	-	(1,857)	-	(1,857)	(10,395)	(12,252)
Other comprehensive loss	-	-	-	-	(53)	(53)	(146)	(199)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(89)	-	1	(88)	88	-
Equity-based compensation and vesting of shares	-	-	287	-	-	287	795	1,082
Shares withheld for employee taxes	-		(4)	-	-	(4)	(13)	(17)
Dividends/distributions to convertible non-controlling interest	-	-	-	(362)	-	(362)	(1,060)	(1,422)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	3	3
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(2,640)	(2,640)
June 30, 2022	$27	$17	$72,174	$(20,516)	$(972)	$50,730	$55,303	$106,033

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income (loss)	$(10,746)	$(47,418)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	2,196	2,186
Loss (gain) on other investments, at fair value	13,979	25,737
Loss (gain) on other investments, sold not yet purchased	(23,051)	(257)
Noncash advisory fees received	(492)	-
(Income) loss from equity method affiliates	906	15,148
Depreciation and amortization	293	275
Amortization of discount on debt	300	343
Deferred tax provision (benefit)	6,603	1,362
Change in operating assets and liabilities, net:
Change in receivables from / payables to brokers, dealers, and clearing agencies	93,621	(96,425)
Change in receivables from / payables to related parties, net	68	2,747
(Increase) decrease in other receivables	3,793	(3,440)
(Increase) decrease in investments-trading	19,023	21,941
(Increase) decrease in receivables under resale agreements	(19,836)	1,383,320
(Increase) decrease in other assets	117	(40)
Increase (decrease) in accounts payable and other liabilities	(86,765)	10,970
Increase (decrease) in accrued compensation	(4,390)	(8,899)
Increase (decrease) in trading securities sold, not yet purchased	(35,840)	79,037
Increase (decrease) in securities sold under agreements to repurchase	4,554	(1,380,946)
Net cash provided by (used in) operating activities	(35,667)	5,641
Investing activities
Purchase of other investments, at fair value	(58,723)	(4,792)
Purchase of other investments sold, not yet purchased, at fair value	(112)	(4,791)
Sales and returns of principal - other investments, at fair value	57,140	11,306
Sales and returns of principal - other investments sold, not yet purchased, at fair value	25,885	1,851
Investment in equity method affiliate	(1,124)	(620)
Distribution from equity method affiliate	3	65
Purchase of furniture, equipment, and leasehold improvements	(218)	(393)
Net cash provided by (used in) investing activities	22,851	2,626
Financing activities
Proceeds from debt	15,000	2,250
Repayment of debt	(15,000)	(2,250)
Cash used to net share settle equity awards	(175)	(234)
Cohen & Company Inc. dividends	(984)	(1,843)
Convertible non-controlling interest distributions	(2,266)	(4,535)
Redemption of convertible non-controlling interest units	(833)	-
Non-convertible non-controlling interest investment	38	9
Non-convertible non-controlling interest distributions	-	(1,883)
Net cash provided by (used in) financing activities	(4,220)	(8,486)
Effect of exchange rate on cash	101	(280)
Net increase (decrease) in cash and cash equivalents	(16,935)	(499)
Cash and cash equivalents, beginning of period	29,101	50,567
Cash and cash equivalents, end of period	$12,166	$50,068

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

From its formation until December 16, 2009, Cohen Brothers operated as a privately owned limited liability company. On December 16, 2009, Cohen Brothers completed its merger (the “AFN Merger”) with a subsidiary of Alesco Financial Inc. (“AFN”), a publicly traded real estate investment trust ("REIT").

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

The Company

The Company is a financial services company specializing in an expanding range of capital markets and asset management services. As of June 30, 2023, the Company had $2.07 billion in assets under management (“AUM”) of which $1.03 billion was in collateralized debt obligations (“CDOs”). The remaining portion of AUM was from a diversified mix of Investment Vehicles (as defined herein).

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the six months ended June 30, 2023 and 2022 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2022.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Adoption of New Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Certain aspects of this topic were later enhanced and clarified in January 2021 when the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848).  These ASUs provide temporary optional guidance to ease the burden in accounting for reference rate reform by providing optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offer Rate ("LIBOR") or another reference rate expected to be discontinued.  These ASUs are intended to help stakeholders during the global market-wide reference rate transition period and were to be in effect for a limited time through December 31, 2022. In December 2022, FASB issued ASU 2022-06 (Topic 848) and deferred the sunset date from December 31, 2022 to December 31, 2024. The Company’s adoption of the provisions of ASU 2020-04 and ASU 2021-01, effective March 12, 2020, was on a prospective basis.  The adoption of these ASUs did not have a material impact on the Company's consolidated financial statements. See note 20.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the Company's debt was assumed in the AFN Merger and recorded at fair value as of that date. As of June 30, 2023 and December 31, 2022, the fair value of the Company’s debt was estimated to be $35,070 and $34,679, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the value hierarchy.

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

4. OTHER RECENT BUSINESS TRANSACTIONS OR EVENTS

Consolidation of the SPAC Fund

Prior to March 31, 2023, the general partner of the SPAC Fund (“GP of the SPAC Fund”) had an investment in the SPAC Fund and the potential to earn incentive fees and did not consolidate the SPAC Fund.  Effective April 1, 2023, all of the investors in the SPAC Fund, other than the GP of the SPAC Fund, redeemed all of their interests in the SPAC Fund. Therefore, effective April 1, 2023, the GP of the SPAC Fund became the sole owner of the SPAC Fund and began consolidating it. The Company owns an interest in and consolidates the GP of the SPAC Fund. Effective April 1, 2023, the Company began consolidating the SPAC Fund as well. The Company recorded the following entry upon consolidation:

Asset/(Liability)
Cash and cash equivalents	$257
Receivables from brokers, dealers, and clearing agencies	68,066
Other investments, at fair value	40,388
Other assets	108
Accounts payable and other liabilities	(82,968)
Other investments sold, not yet purchased	(25,806)
GP's remaining investment in SPAC Fund	$45

Included in accounts payable and other liabilities were amounts due to the redeeming investors in the SPAC Fund. As of June 30, 2023, $371 of redemptions remained outstanding to be paid and were included as a component of accounts payable and other liabilities in the Company’s balance sheet.  All of the remaining redemption amounts were paid in July 2023.

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

On November 18, 2022, Insurance SPAC III announced it would not consummate an initial business combination within the required time period and that it intended to dissolve and liquidate, effective as of the close of business on December 22, 2022, and redeem all of the Insurance SPAC III Common Stock and each Insurance SPAC III Warrant that were included in its IPO, at a per-share redemption price of approximately $10.09. As of the close of business on December 22, 2022, the Insurance SPAC III Common Stock and each Insurance SPAC III Warrant were deemed cancelled and represented only the right to receive the redemption amount of $10.09 per share.

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

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net realized gains (losses) - trading inventory	$3,267	$5,112	$10,717	$9,727
Net unrealized gains (losses) - trading inventory	632	(2,927)	(2,274)	(6,190)
Net gains and losses	3,899	2,185	8,443	3,537

Interest income- trading inventory	918	745	1,653	1,836
Interest income-reverse repos	6,402	12,303	12,532	28,002
Interest income	7,320	13,048	14,185	29,838

Interest expense-repos	(5,630)	(7,561)	(11,085)	(15,223)
Interest expense-margin payable	(1,416)	(415)	(2,866)	(608)
Interest expense	(7,046)	(7,976)	(13,951)	(15,831)

Other trading revenue	3,243	3,120	6,949	4,855

Net trading	$7,416	$10,377	$15,626	$22,399

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 7.  For discussion of margin payable, see note 6.  Other trading revenue includes revenue earned on our agency repo business (see note 10).

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	June 30, 2023	December 31, 2022
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	5,098	-
Receivables from clearing agencies	102,672	140,683
Receivables from brokers, dealers, and clearing agencies	$108,020	$140,933

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	June 30, 2023	December 31, 2022
Unsettled regular way trades, net	$-	$3,238
Margin payable	127,627	131,747
Payables to brokers, dealers, and clearing agencies	$127,627	$134,985

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

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING

(Dollars in Thousands)

	June 30, 2023	December 31, 2022
ABS	$1	$1
Corporate bonds and redeemable preferred stock	52,546	44,572
Derivatives	3,616	4,669
Equity securities	760	220
Municipal bonds	7,536	19,502
Residential mortgage loans	3,259	13,506
RMBS	8	7
U.S. government agency debt securities	20,148	19,683
U.S. government agency MBS and CMOs	98,222	97,276
U.S. Treasury securities	6,709	12,392
Investments-trading	$192,805	$211,828

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

	June 30, 2023	December 31, 2022
Corporate bonds and redeemable preferred stock	$52,694	$61,310
Derivatives	3,771	1,177
Equity securities	198	51
U.S. government agency debt securities	5	32
U.S. government agency MBS and CMOs	5	1
U.S. Treasury securities	41,444	71,386
Trading securities sold, not yet purchased	$98,117	$133,957

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other Investments, at Fair Value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	June 30, 2023	December 31, 2022
Equity securities	$36,185	$13,725
Equity derivatives	1,367	-
Restricted equity securities	3,405	3,135
Corporate bonds and redeemable preferred stock	476	476
Fair value receivables	6,759	-
CREO JV	5,474	6,568
U.S. Insurance JV	3,073	3,459
SPAC Fund	-	527
Residential mortgage loans	129	132
Other investments, at fair value	$56,868	$28,022

As of June 30, 2023, $27,755 of unrestricted equity, $1,127 of restricted equity, $3,719 of fair value receivables, and $1,367 of equity derivatives represented long positions related to share forward arrangements entered into by the Company.  See description of share forward arrangements in note 9.

A total of $1,464 and $1,673 of the amounts shown as other investments, at fair value above served as collateral for the Company's margin loan payable as of June 30, 2023 and December 31, 2022, respectively.  See note 6.

Other Investments Sold, Not Yet Purchased, at Fair Value

Other investments, sold not yet purchased, at fair value consisted of the following.

OTHER INVESTMENTS SOLD, NOT YET PURCHASED, AT FAIR VALUE

(Dollars in Thousands)

	June 30, 2023	December 31, 2022
Equity securities	$66	$78
Share forward liabilities	28,540	-
Other investments sold, not yet purchased, at fair value	$28,606	$78

As of June 30, 2023, the share forward liabilities represented derivative positions related to share forward arrangements entered into by the Company.  See description of share forward arrangements in note 9.

8. FAIR VALUE DISCLOSURES

Fair Value Option

The Company has elected to account for certain of its other financial assets at fair value under the fair value option provisions of FASB ASC 825. The primary reason for electing the fair value option was to reduce the burden of monitoring the differences between the cost and the fair value of the Company’s investments, previously classified as available for sale securities, including the assessment as to whether the declines are temporary in nature, and to further remove an element of management judgment.

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

The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended June 30, 2023 and 2022 of ($11,376) and ($7,019), respectively. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the six months ended June 30, 2023 and 2022 of ($13,979) and ($25,737), respectively.

The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, sold not yet purchased during the three months ended June 30, 2023 and 2022 of $23,046 and $79, respectively. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, sold not yet purchased during the six months ended June 30, 2023 and 2022 of $23,051 and $257, respectively.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of June 30, 2023 and December 31, 2022, and indicates the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
June 30, 2023

(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
ABS	$1	$-	$1	$-
Corporate bonds and redeemable preferred stock	52,546	-	52,546	-
Derivatives	3,616	-	3,616	-
Equity securities	760	760	-	-
Municipal bonds	7,536	-	7,536	-
Residential mortgage loans	3,259	-	3,259	-
RMBS	8	-	8	-
U.S. government agency debt securities	20,148	-	20,148	-
U.S. government agency MBS and CMOs	98,222	-	98,222	-
U.S. Treasury securities	6,709	6,709	-	-
Total investments - trading	$192,805	$7,469	$185,336	$-

Other investments, at fair value:
Equity securities	$36,185	$36,185	$-	$-
Equity derivatives	1,367	-	1,367	-
Restricted equity securities	3,405	-	3,405	-
Corporate bonds and redeemable preferred stock	476	-	476	-
Fair value receivables	6,759	-	6,759	-
Residential mortgage loans	129	-	129	-
	48,321	$36,185	$12,136	$-
Investments measured at NAV (1)	8,547
Total other investments, at fair value	$56,868

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$52,694	$-	$52,694	$-
Derivatives	3,771	-	3,771	-
Equity securities	198	198	-	-
U.S. government agency debt securities	5	-	5	-
U.S. government agency MBS and CMOs	5	-	5	-
U.S. Treasury securities	41,444	41,444	-	-
Total trading securities sold, not yet purchased	$98,117	$41,642	$56,475	$-

Other investments, sold not yet purchased:
Equity securities	$66	$66	$-	$-
Share forward liabilities	28,540	-	28,540	-
Total other investments sold, not yet purchased	$28,606	$66	$28,540	$-

(1)

As a practical expedient, the Company uses NAV (or its equivalent) to measure the fair value of its investments in the U.S. Insurance JV and the CREO JV. The U.S. Insurance JV invests in USD denominated debt issued by small insurance and reinsurance companies.  The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans and below-investment grade rated tranches in CRE CLOs collateralized by mostly transitional commercial real estate mortgage-backed loans. See note 4. According to ASC 820, these investments are not categorized within the valuation hierarchy.

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

(1)

As a practical expedient, the Company uses NAV (or its equivalent) to measure the fair value of its investments in the U.S. Insurance JV, the SPAC Fund, and the CREO JV. The U.S. Insurance JV invests in USD denominated debt issued by small insurance and reinsurance companies.  The SPAC Fund invested in equity securities of SPACs.  The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans and below-investment grade rated tranches in CRE CLOs collateralized by mostly transitional commercial real estate mortgage-backed loans. See note 4. According to ASC 820, these investments are not categorized within the valuation hierarchy.

The following provides a brief description of the types of financial instruments the Company holds, the methodology for estimating fair value, and the level within the valuation hierarchy of the estimate. The discussion that follows applies regardless of whether the instrument is included in investments-trading; other investments, at fair value; or trading securities sold, not yet purchased.

CLOs, CDOs, and ABS: CLOs, CDOs, and ABS are interests in securitizations. ABS may include, but are not limited to, securities backed by auto loans, credit card receivables, or student loans. When the Company is able to obtain independent market quotations from at least two broker-dealers and where a price within the range of at least two broker-dealers is used or market price quotations from third party pricing services is used, these interests in securitizations will generally be classified within level 2 of the valuation hierarchy. These valuations are based on a market approach. The independent market quotations from broker-dealers are generally nonbinding. The Company seeks quotations from broker-dealers that historically have actively traded, monitored, issued, and been knowledgeable about the interests in securitizations. The Company generally believes to the extent that it (i)  receives two quotations in a similar range from broker-dealers knowledgeable about these interests in securitizations and (ii)  considers the broker-dealers gather and utilize observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources, then classification within level 2 of the valuation hierarchy is appropriate. In the absence of two broker-dealer market quotations, a single broker-dealer market quotation may be used without corroboration of the quote, in which case the Company generally classifies the fair value within level 3 of the valuation hierarchy.

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

Equity Securities Without Readily Determinable Fair Value: From time to time, the Company invests in equity securities that do not have a readily determinable fair value that also do not qualify for equity method accounting or the practical expedient for investments in investment companies, which are measured at NAV. In those cases, the Company utilizes the measurement alternative of ASC 321-10-35-2. This alternative allows the Company to carry the investment at cost minus impairment. If the Company observes a market transaction for an identical or similar instrument, it will adjust the carrying value of the equity security. If the equity security is being measured at cost minus impairment, it will be included as a component of other assets. If the equity security is being measured at fair value, it will be included as a component of other investments, at fair value. When measured at fair value using an orderly observable market transaction, it will generally be classified as level 1 in the valuation hierarchy.

Restricted Equity Securities:  Restricted equity securities are investments in publicly traded companies.  However, they are restricted from re-sale until either (a) the share price trades above a certain threshold for a certain period of time or (b) a certain period of time elapses, or both. The Company determines the fair value by utilizing a model that starts with the publicly traded share price but then applies a discount based on a Monte Carlo simulation.  The inputs to this model are observable so the Company classifies these securities within level 2 of the valuation hierarchy.  The Company is not allowed to sell these shares during the restriction period and there is no certainty as to when these hurdles will be met or if they will be met at all.

Fair value receivables:  Fair value receivables represent amounts receivables from third parties in connection with the Company's share forward arrangements.  See note 9.  The fair value is determined by using a financial model with observable inputs and is classified within level 2 of the fair value hierarchy.

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

Equity Derivatives

The Company may enter into equity derivatives which include listed options as well as other derivative transactions with an underlying equity instrument.  Listed options are traded on a recognized liquid exchange and the Company classifies their fair value within level 1 of the valuation hierarchy.  Other equity derivatives (where the underlying equity instrument is publicly traded but the derivative itself is not) are classified within level 2 of the valuation hierarchy.

Foreign Currency Forward Contracts

Foreign currency forward contracts are exchange-traded derivatives, which transact on an exchange that is deemed to be active.  The fair value of the foreign currency forward contracts is based on current quoted market prices.  Valuation adjustments are not applied.  These are classified within level 1 of the valuation hierarchy. See note 9.

Share forward liabilities

Share forward liabilities are included as a component of other investments sold, not yet purchased in the Company's balance sheets.  The Company considers these derivatives as level 2 within the fair value hierarchy.  See note 9.

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which were measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022.

	Fair Value June 30, 2023	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (a)	$5,474	$10,065	N/A	N/A
U.S. Insurance JV (b)	3,073	N/A	N/A	N/A
	$8,547

	Fair Value December 31, 2022	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (a)	$6,568	$8,464	N/A	N/A
U.S. Insurance JV (b)	3,459	N/A	N/A	N/A
SPAC Fund (c)	527	N/A	Quarterly after 1 year lock up	30 days
	$10,554

N/A	Not Applicable
(a)

The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans and below-investment grade rated tranches in CRE CLOs collateralized by mostly commercial real estate mortgage-backed loans.  See note 4.

(b)	The U.S. Insurance JV invests in USD denominated debt issued by small and medium size insurance and reinsurance companies.
(c)	The SPAC Fund invested in equity interests of SPACs.

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

All of the derivatives that the Company enters into contain master netting arrangements.  If certain requirements are met, the offsetting provisions included in FASB ASC 210, Balance Sheet (“ASC 210”), allow (but do not require) the reporting entity to net the asset and liability on the consolidated balance sheets. It is the Company’s policy to present the derivative assets and liabilities on a net basis if the conditions of ASC 210 are met.  However, in general, the Company does not enter into offsetting derivatives with the same counterparties.  Therefore, in all periods presented, no derivatives are presented on a net basis.

Derivative financial instruments are recorded at fair value. If the derivative was entered into as part of the Company’s broker-dealer operations, it will be included as a component of investments-trading or trading securities sold, not yet purchased. If it is entered into as a hedge for another financial instrument included in other investments, at fair value, then the derivative will be included as a component of other investments, at fair value.

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

In addition to TBAs and other forward agency MBS contracts as part of the Company’s broker-dealer operations, the Company may from time to time enter into other securities or loan trades that do not settle within the normal securities settlement period. In those cases, the purchase or sale of the security or loan is not recorded until the settlement date.  However, from the trade date until the settlement date, the Company’s interest in the security is accounted for as a derivative as either a forward purchase commitment or forward sale commitment.  The Company will classify the related derivative either within investments-trading or other investments, at fair value, depending on where it intends to classify the investment once the trade settles.

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

Equity Derivatives

A significant portion of the Company’s equity holdings are carried at fair value.  From time to time, the Company hedges a portion of this exposure by entering into equity derivatives such as puts and short call options.  These derivative positions are carried at fair value as a component of other investments, at fair value and other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of  June 30, 2023 and December 31, 2022, the Company had no options. From time to time, the Company may also enter into forward purchase commitments for equity securities.

In addition, the Company may engage in advisory transactions that result in a receivable that can be paid in cash or a variable number of equity instruments.  In such instances, the Company would record the receivable as a component of other assets in its consolidated balance sheet and record the equity component as an embedded derivative.  All equity derivatives are carried at fair value as a component of other investments, at fair value or other investments sold, not yet purchased in the Company’s consolidated balance sheets. As of  June 30, 2023 and December 31, 2022, the Company had no embedded equity derivatives.

The Company also hedges a portion of the exposure from these equity investments by entering into short trades.  These short trades are not treated as derivatives and are carried as a component of other investments sold, not yet purchased in the Company’s consolidated balance sheets.  See note 7.

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

The Company carries TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At June 30, 2023, the Company had open TBAs and other forward MBS purchase agreements in the notional amount of $802,050 and open TBAs and other forward MBS sale agreements in the notional amount of $824,150. At December 31, 2022, the Company had open TBAs and other forward agency MBS purchase agreements in the notional amount of $535,000 and open TBAs and other forward agency MBS sale agreements in the notional amount of $556,780.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular timeframe, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, which are both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. As of  June 30, 2023 and  December 31, 2022, the Company had no open forward purchase or sales commitments.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of June 30, 2023 and December 31, 2022, the Company had no outstanding foreign currency forward contracts.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of June 30, 2023 and December 31, 2022.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	June 30, 2023	December 31, 2022
TBAs and other forward agency MBS	Investments-trading	$3,616	$4,669
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(3,771)	(1,177)
Equity derivatives	Other investments, at fair value	1,367	-
Share forward liabilities	Other investments sold, not yet purchased, at fair value	28,540	-
		$29,752	$3,492

The following tables present the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION

(Dollars in Thousands)

		Three Months Ended June 30,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2023	2022
TBAs and other forward agency MBS	Revenue-net trading	$1,531	$2,960
Equity derivatives	Principal transactions and other income (loss)	788	-
Share forward liabilities	Principal transactions and other income (loss)	23,039	-
		$25,358	$2,960

The share forward liabilities offset certain long positions included as a component of other investments, at fair value.  The offsetting long positions had income / (loss) of $(13,634) and $0 for the three months ended June 30, 2023 and 2022, respectively.

		Six Months Ended June 30,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2023	2022
TBAs and other forward agency MBS	Revenue-net trading	$1,922	$5,598
Equity derivatives	Principal transactions and other income (loss)	788	-
Share forward liabilities	Principal transactions and other income (loss)	23,039	-
		$25,749	$5,598

The share forward liabilities offset certain long positions included as a component of other investments, at fair value.  The offsetting long positions had income / (loss) of $(13,634) and $0 for the six months ended June 30, 2023 and 2022, respectively.

Share Forward Arrangements

The Company has engaged in several transactions known as share forward arrangements ("SFAs"). In a typical SFA transaction, the Company acquires an interest in a publicly traded company (each referred to as the "SFA Counterparty") through open market purchases, direct acquisitions from the SFA Counterparty, or a combination thereof. These interests can take the form of unrestricted common shares, restricted common shares, equity derivatives, or fair value receivables.

Upon acquiring these interests, the Company and the SFA Counterparty enter into an SFA derivative arrangement. In cases where the Company acquires its interests in the SFA Counterparty through open market purchases, the SFA generally requires an up-front payment from the SFA Counterparty to the Company. The amount of this payment equals the cost paid by the Company for those interests, less a shortfall amount in certain cases. To fund the shortfall portion of the initial investment, the Company will utilize available cash on hand or available financing.

The SFA stipulates that the Company must make a payment to the SFA Counterparty on a certain maturity date. Depending on the terms of the SFA, this payment may be made in cash, by returning the acquired interests in kind, or through a combination of both. In some cases, the SFA requires the payment to be made exclusively in cash.

Importantly, the SFA does not obligate the Company to hold the acquired interests. Following the execution of the SFA, the Company is free to sell the interests in the SFA Counterparty (assuming the interests themselves are not restricted from transfer). Additionally, SFAs generally include a feature whereby if the Company holds the acquired interests until maturity or another agreed-upon date, it becomes eligible to receive an additional payment from the SFA Counterparty, either in cash or in additional interests in the SFA Counterparty. Such a payment is known as the "Maturity Consideration."

Furthermore, SFAs usually include a provision allowing the Company to terminate the SFA, either in whole or in part, before its maturity by making an agreed-upon payment based on an amount defined in the agreement (the “Reset Price”). The Reset Price may either remain fixed throughout the term of the SFA or fluctuate based on certain calculations within the SFA.

SFAs also impose various obligations on the SFA Counterparty. These obligations may include registering a predetermined number of the interests in the SFA Counterparty subject to the SFA with the SEC, maintaining listing on a national exchange, or ensuring that the SFA Counterparty's shares do not trade below a predetermined price for a specific period of time. If any of these SFA Counterparty obligations are breached or not satisfied, the Company may have the right to terminate the SFA early and accelerate the payment of the Maturity Consideration upon termination.  The SFAs provide the right of set off in the case of Maturity Consideration thereby allowing the Company to keep the interests it holds in the SFA Counterparty and offset the Maturity Consideration it is owed.

The Company accounts for SFA transactions as follows:

●

The interests in public companies that it owns are carried at fair value. Refer to note 8 for further details on determining the fair value of unrestricted common shares, restricted common shares, equity derivatives, or fair value receivables.

●

The derivative obligation arising from the SFA is also carried at fair value. Fair value represents the amount the Company would need to pay to settle the SFA obligation at any reporting period date. If the SFA allows the Company multiple methods of settling the obligation, the Company will choose the most advantageous one to value the derivative obligation. In performing this calculation, only settlement methods contractually available to the Company at the reporting date will be considered (i.e., ones available at some future date will not be considered). For instance, if the Company may early terminate the SFA by either returning common shares or making a cash payment based on the Reset Price, the liability will be valued at the lower of: (i) the fair value of the common shares and (ii) the cash amount based on the Reset Price.

●

The Company does not recognize any Maturity Consideration as revenue until it is earned under the contract, either by meeting the hold period requirement or due to a breach of obligation by the SFA Counterparty that enables the Company to terminate the SFA early.

●

In cases where the Company earns Maturity Consideration and the amount it is owed exceeds the fair value of the interest it owns that is available to offset, the Company will consider the probability of payment of the remaining Maturity Consideration based on the credit quality of the SFA Counterparty and general market conditions.  If the Company determines the collection of the remaining Maturity Consideration owed is not probable, the Company will not record the unpaid portion.

The following table shows the carrying value of the assets and liabilities of SFA transactions as of the reporting period dates.

SHARE FORWARD ARRANGEMENTS

(Dollars in Thousands)

	June 30, 2023	December 31, 2022
Equity securities	$27,755	$-
Equity derivatives	1,367	-
Restricted equity securities	1,127	-
Fair value receivables	3,719	-
Share forward liabilities	(28,540)	-
Net fair value of share forward arrangements	$5,428	$-

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

Gestation trades can be structured in two ways:

On Balance Sheet: The Company executes a reverse repo with the borrower and a matching repo (with the same collateral and maturity date) with the lender. In this case, the Company is a principal to each trade and is borrowing from one counterparty and lending to another and earning net interest margin. These transactions are referred to by the Company as on balance sheet gestation repo trades.

Agency Repo: Similar to the on balance sheet repo, the Company first executes a reverse repo with the borrower and a matching repo (with the same collateral and maturity date) with the lender. However, in this case, all three parties (the borrower, the lender, and the Company) simultaneously enter into an assignment agreement. The effect of this assignment is to remove the Company as principal to the reverse repo and repo and have the lender and borrower directly face each other in a repo trade. The Company receives a fee for its role in arranging the financing. These transactions are referred to by the Company as agency gestation repo trades.

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

As of  June 30, 2023 and December 31, 2022, the Company had liquidated all of the collateral with the exception of $3,259 and $13,506 of residential mortgage loans, respectively. These loans are carried at fair value and are included in investments-trading in the consolidated balance sheets.

During the year ended December 31, 2022, the Company recorded a gross loss of $5,454 in connection with the FGMC reverse repo. Of the $5,454 loss, $5,244 was recorded as a reduction in net trading revenue and $210 was recorded in professional fees and other operating expense in the Company's statement of operations. The Company has filed an unsecured claim under the bankruptcy proceeding related to this loss but does not expect to receive a material recovery. To the extent any recovery of this loss is received, the Company will recognize it on a cash basis as received, as a component of net trading revenue. During the year ended December 31, 2022, in connection with the loss, the Company recorded a reversal of accrued incentive compensation of $1,753, therefore, the net impact to the Company's earnings was $3,701.

During the six months ended June 30, 2023, the Company recorded an additional loss of $1,478, which was included as a component of net trading revenue related to the decline in fair value of the remaining collateral.

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

Repo Information

As of  June 30, 2023 and December 31, 2022, the Company held reverse repos of $457,528 and $437,692, respectively, and the fair value of collateral received under reverse repos was $465,693 and $440,681, respectively.

As of  June 30, 2023 and December 31, 2022, the Company held repos of $457,351 and $452,797, respectively, and the fair value of securities and cash pledged as collateral under repos was $465,546 and $454,770, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

Concentration

In the matched book repo business, the demand for borrowed funds is generated by the reverse repo counterparty and the supply of funds is provided by the repo counterparty.

The gestation repo business has been and continues to be concentrated as to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of June 30, 2023 and December 31, 2022, the Company’s gestation reverse repos shown in the tables below represented balances from 8 and 8 counterparties, respectively. The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its matched book repo business (net interest margin and fee revenue) was $4,015 and $8,396 for the three and six months ended June 30, 2023, respectively. The total net revenue earned by the Company on its matched book repo business was $7,862 and $17,634 for the three and six months ended June 30, 2022, respectively.

Detail

ASC 210 provides the option to present reverse repo and repo on a net basis if certain netting conditions are met.  The Company presents all repo and reverse repo transactions, as well as counterparty cash collateral (see note 13), on a gross basis even if the underlying netting conditions are met.  The amounts in the table below are presented on a gross basis.

The following tables summarize the remaining contractual maturity of the gross obligations under repos accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown.  All amounts as well as counterparty cash collateral (see note 13) are subject to master netting arrangements.

SECURED BORROWINGS

(Dollars in Thousands)

June 30, 2023

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$457,351	$-	$-	$457,351
	$-	$457,351	$-	$-	$457,351

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$457,528	$-	$-	$457,528
	$-	$457,528	$-	$-	$457,528

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

The following table summarizes the activity and earnings in the Company’s investments that are accounted for under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	INSU Acquisition Corp. III	Dutch Real Estate Entities	SPAC Sponsor Entities and Other	Total
January 1, 2023	$-	$5,530	$3,399	$8,929
Investments / advances	-	-	1,124	1,124
Distributions / repayments	-	-	(3)	(3)
Reclasses to (from)	-	-	(362)	(362)
Earnings / (loss) recognized	-	212	(1,118)	(906)
June 30, 2023	$-	$5,742	$3,040	$8,782

	INSU Acquisition Corp. III	Dutch Real Estate Entities	SPAC Sponsor Entities and Other	Total
January 1, 2022	$4,543	$5,600	$38,095	$48,238
Investments / advances	1,355	-	1,259	2,614
Distributions / repayments	-	-	(77)	(77)
Reclasses to (from)	-	-	(20,915)	(20,915)
Earnings / (loss) recognized	(5,898)	(70)	(14,963)	(20,931)
December 31, 2022	$-	$5,530	$3,399	$8,929

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

As of  June 30, 2023, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 5.3 years.  The weighted average discount rate for the leases was 4.64%.

Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES

(Dollars in Thousands)

June 30, 2023
2023 - remaining	$1,364
2024	2,174
2025	1,797
2026	1,509
2027	1,517
Thereafter	2,253
Total	10,614
Less imputed interest	(1,249)
Lease obligation	$9,365

During the six months ended June 30, 2023 and 2022, total cash payments of $1,223 and $1,122, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets. For the three and six months ended June 30, 2023, rent expense, net of sublease income of $22 and $48, respectively, was $634 and $1,264, respectively.  For the three and six months ended June 30, 2022, rent expense, net of sublease income of $25 and $50, respectively, was $640 and $1,279, respectively.

13.  OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other receivables consisted of the following.

OTHER RECEIVABLES

(Dollars in Thousands)

	June 30, 2023	December 31, 2022
Asset management fees receivable	$1,035	$936
New issue fee receivable	1,120	167
Cash collateral due from counterparties	432	4,301
Accrued interest receivable and dividend receivable	1,768	2,561
Revenue share receivable	240	138
Agency repo income receivable	429	806
Miscellaneous other receivables	710	618
Other receivables	$5,734	$9,527

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

Other assets consisted of the following.

OTHER ASSETS

(Dollars in Thousands)

	June 30, 2023	December 31, 2022
Deferred costs	$76	$133
Prepaid expenses	1,475	1,325
Prepaid taxes	885	-
Deposits	453	450
Furniture, equipment, and leasehold improvements, net	1,397	1,472
Intangible assets	166	166
Other assets	$4,452	$3,546

Deferred costs and prepaid expenses represent amounts paid for services that are being amortized over their expected period of use and benefit.  They are all routine and short-term in nature.  Deposits are amounts held by landlords or other parties that will be returned or offset upon satisfaction of a lease or other contractual arrangement.  See note 16 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of the Company’s furniture, equipment, and leasehold improvements.  Intangible assets represent the carrying value of the JVB broker-dealer license.

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES

(Dollars in Thousands)

	June 30, 2023	December 31, 2022
Accounts payable	$1,210	$891
Redeemable financial instruments accrued interest	83	-
Accrued income tax	-	70
Accrued interest payable	482	452
Accrued interest on securities sold, not yet purchased	1,104	1,561
Payroll taxes payable	894	1,565
Counterparty cash collateral	147	4,301
Accrued expense and other liabilities	4,593	2,599
Accounts payable and other liabilities	$8,513	$11,439

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

When the Company enters into repo transactions, it provides collateral to its repo counterparty in excess of the principal balance of the repo.  If the value of the securities the Company provides as collateral increases, the Company may request a return of its collateral with a value equal to such increase.  In some cases, the repo counterparty will return cash instead of securities.  In that case, the Company includes the cash returned as a component of other liabilities (counterparty cash collateral) in the table above.  See note 10 and 23.

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

Consolidated VIEs

The Company determined it was the primary beneficiary of several VIEs and therefore, has consolidated them.  The following table provides certain information regarding the consolidated VIEs:

CARRYING VALUE OF CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$5,014	$19
Due from broker	3,271	-
Other investments, at fair value	31,178	-
Investment in equity method affiliates	43	23
Non-controlling interest	(6,654)	(15)
Investment in consolidated VIEs	$32,852	$27

The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in consolidated VIEs shown in the table above, plus the Company has to fund additional working capital to the equity method investees of certain of the consolidated VIEs.  The total amount of working capital borrowed was $0 and $0 as of  June 30, 2023 and December 31, 2022, respectively.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  June 30, 2023 and December 31, 2022, there were $10,065 and $8,464, respectively, of unfunded commitments to VIEs in which the Company had invested.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three and six months ended June 30, 2023 and 2022 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2023 and December 31, 2022.  See table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 16) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at June 30, 2023 and December 31, 2022.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	June 30, 2023	December 31, 2022
Other investments, at fair value	$8,547	$10,554
Investments in equity method affiliates	3,040	3,376
Maximum exposure	$11,587	$13,930

15.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following.

REDEEMABLE FINANCIAL INSTRUMENTS

(Dollars in Thousands)

	June 30, 2023	December 31, 2022
JKD Capital Partners I LTD	$7,868	$7,868
	$7,868	$7,868

On February 13, 2023, the Operating LLC and JKD Investor entered into Amendment No. 2 (the “JKD Amendment") to the Investment Agreement, dated October 3, 2016, as amended (the “JKD Investment Agreement”). As a result of the JKD Amendment, effective as of January 1, 2023, the term “Team Expenses” (which expenses reduce the investment return amount payable to JKD Investor under the JKD Investment Agreement) in the JKD Investment Agreement was amended to mean an amount equal to (i) $150 per calendar quarter (or $600 per year), plus (ii) any direct expenses (as described in the JKD Investment Agreement). Prior to the JKD Amendment, the term “Team Expenses” in the JKD Investment Agreement was defined to mean an amount equal to (i) $175 per calendar quarter (or $700 per year), plus (ii) any direct expenses.

16. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT

(Dollars in Thousands)

	As of	As of	Interest
Description	June 30, 2023	December 31, 2022	Rate Terms	Interest (2)	Maturity
Non-convertible debt:
10.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	10.00%	January 2024

Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	9.30%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	9.31%	March 2035
Less unamortized discount	(23,301)	(23,601)
	24,824	24,524

Byline Bank	-	-	Variable	NA	December 2023
Total	$29,324	$29,024

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of June 30, 2023 on a combined basis was 21.09% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

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

The Amended and Restated Note and the payment of all principal, interest, and any other amounts payable thereunder are senior obligations of the Operating LLC and will be senior to any Indebtedness (as defined in the Amended and Restated Note) of the Operating LLC outstanding as of and issued following January 30, 2020 (the original issuance date of the JKD Note).  Pursuant to the Amended and Restated Note, following January 31, 2022, the Operating LLC may not incur any Indebtedness that is a senior obligation to the Amended and Restated Note.

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

Pursuant to the terms and conditions of the Operating LLC’s Amended and Restated Limited Liability Company Agreement, dated December 16, 2009, as amended, a holder of LLC units of membership interest ("LLC Units") may cause the Operating LLC to redeem such LLC Units at any time for, at the Company’s option, (A) cash or (B) one share of the Company’s common stock, par value $0.01 per share (“Common Stock”), for every ten LLC Units  Accordingly, the LLC Units were redeemed by the DGC Trust into an aggregate of 1,034,482 shares of Common Stock.

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

The junior subordinated notes are payable to two special purpose trusts:

1. Alesco Capital Trust I: $28,995 in aggregate principal amount issued in June 2007.  The notes mature on July 30, 2037 and may be called by the Company at any time. The notes accrue interest payable quarterly at a floating interest rate equal to the appropriate variable base rate plus 400 basis points per annum through July 30, 2037. All principal is due at maturity. Alesco Capital Trust I simultaneously issued 870 shares of Alesco Capital Trust I’s common securities to the Company for a purchase price of $870, which constitutes all of the issued and outstanding common securities of Alesco Capital Trust I.

2. Sunset Financial Statutory Trust I (“Sunset Financial Trust”): $20,619 in aggregate principal amount issued in March 2005. The notes mature on March 30, 2035. The notes accrue interest payable quarterly at a floating interest rate equal to the appropriate variable base rate plus 415 basis points. All principal is due at maturity. Sunset Financial Trust simultaneously issued 619 shares of Sunset Financial Trust’s common securities to the Company for a purchase price of $619, which constitutes all of the issued and outstanding common securities of Sunset Financial Trust.

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

The U.K. Financial Conduct Authority (the authority that regulated LIBOR) announced that it would cease publication of the most commonly used U.S. dollar LIBOR tenors after June 30, 2023, though the less commonly used tenors ceased publication on December 31, 2021.

The junior subordinated notes payable to both Alesco Capital Trust I and Sunset Financial Trust initially incurred interest that was calculated based on LIBOR. The junior subordinated notes payable to Alesco Capital Trust I provided for the manner in which interest is calculable under such notes if LIBOR is no longer published. As a result, once LIBOR was no longer published, the interest payable under the junior subordinated notes payable to Alesco Capital Trust I instead bears interest with reference to a floating rate equal to the “Base Rate,” plus 4% where "Base Rate" will be calculated as the greater of (i) the "prime rate" for dollar denominated loans quoted by leading banks in the City of New York and (ii) the "Federal Funds Rate," (which will be calculated as the weighted average of the rate on overnight federal funds transactions with members of the Federal Reserve System only arranged by federal funds brokers, as published as of such day by the Federal Reserve Bank of New York, plus 0.50% per annum).

The junior subordinated notes payable to Sunset Financial Trust did not provide for the manner in which interest is calculable under such notes if LIBOR is no longer published. As a result, once LIBOR was no longer published, the interest payable under the junior subordinated notes payable to Sunset Financial Trust is payable in accordance with the Adjustable Interest Rate (LIBOR) Act of 2021 (the “LIBOR Act”). The LIBOR Act was passed to provide a clear and uniform federal solution for transitioning existing U.S. law contracts that either lack or contain insufficient contractual provisions addressing the permanent cessation of LIBOR by providing for the transition to a replacement rate, which is based on the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities.

Byline Bank

On June 9, 2023, Byline Bank and JVB entered into the Third Amended and Restated Agreement (the "Third Amended and Restated Agreement"), which amended and restated the previous agreement in its entirety. The primary purposes of the Third Amended and Restated Agreement was to (i) decrease the loan commitment of Byline Bank thereunder from $25,000 to $15,000, and (ii) decrease the amount of tangible net worth that JVB was required to maintain from $85,000 through June 30, 2023 (and $90,000 thereafter) to $70,000 at all times during the term of the Third Amended and Restated Agreement.

Pursuant to the Third Amended and Restated Agreement, Byline Bank agreed to make loans to JVB, at JVB’s request from time to time, in the aggregate amount of up to $15,000. In April 2023, the Company drew $15,000 under the Third Amended and Restated Agreement and the previous agreement and repaid it in full as of June 30, 2023.

Loans (both principal and interest) made by Byline Bank to JVB under the Third Amended and Restated Agreement are scheduled to mature and become immediately due and payable in full on December 21, 2023. In addition, loans may be made under the Third Amended and Restated Agreement until December 21, 2023.

Loans under the Third Amended and Restated Agreement will bear interest at a per annum rate equal to the Term SOFR Rate (as such term is defined in the Third Amended and Restated Agreement) plus 6.0%, provided that in no event can the interest rate be less than 7.0%. JVB is required to pay on a quarterly basis an undrawn commitment fee at a per annum rate equal to 0.50% of the undrawn portion of Byline Bank’s $15,000 commitment under the Third Amended and Restated Agreement. JVB is also required to pay on each anniversary date of the Third Amended and Restated Agreement a commitment fee at a per annum rate equal to 0.50% of Byline Bank’s $15,000 commitment under the Third Amended and Restated Agreement. Pursuant to the terms of the Third Amended and Restated Agreement, JVB paid to Byline Bank a commitment fee of $75.

JVB may request a reduction of Byline Bank's $15,000 commitment in a minimum amount of $1,000 and multiples of $500 thereafter or such lesser amount as would bring the $15,000 loan commitment to the total principal amount of loans advanced under the Third Amended and Restated Agreement.

    The obligations of Byline Bank under the Third Amended and Restated Agreement are guaranteed by the Company, the Operating LLC, and JVB, and are secured by a lien on all of JVB's property, including its 100% ownership interest in all of the outstanding units of membership interests of JVB.

The Third Amended and Restated Agreement includes customary covenants for a transaction of this type, including covenants limiting the indebtedness that can be incurred by JVB and Holdings LP and restricting JVB’s ability to make certain loans and investments. Additionally, under the Third Amended and Restated Agreement, JVB may not permit its (i) tangible net worth to be less than $70,000 and (ii) excess net capital to be less than $40,000 at any time following June 9, 2023. Further, any loans outstanding under the Third Amended and Restated Agreement may not exceed 0.25 times JVB’s tangible net worth.

Pursuant to the Third Amended and Restated Agreement, JVB  may repay its existing outstanding indebtedness provided, however, that if the anticipated payment relates to the payment of any dividend by JVB, on the date such payment is made, and immediately after making such payment, the loans outstanding under the Third Amended and Restated Agreement may not exceed $10,000.

The Third Amended and Restated Agreement provides customary representations and warranties for a transaction of this type. If an event of default under the Third Amended and Restated Agreement occurs and is continuing, then Byline Bank may declare and cause all or any part of the loans thereunder and all other liabilities outstanding under the Third Amended and Restated Agreement to become immediately due and payable.

As of  June 30, 2023 and 2022, no amounts were outstanding under the Third Amended and Restated Agreement or the previous agreement, and the Company was in compliance with all financial covenants thereunder.

Interest Expense, net

INTEREST EXPENSE

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Junior subordinated notes	$1,276	$756	$2,485	$1,413
2020 Senior Notes	112	112	223	231
2017 Convertible Note	-	-	-	327
Byline Bank	158	62	223	134
Redeemable Financial Instrument - JKD Capital Partners I LTD	84	176	291	352
	$1,630	$1,106	$3,222	$2,457

17. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the six months ended June 30, 2023 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2022	1,433,283
Vesting of shares	108,901
Shares withheld for employee taxes and retired	(20,328)
June 30, 2023	1,521,856

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every ten shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock issued and outstanding as of June 30, 2023. For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the Company’s board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $0.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible Preferred Stock (“Series F Preferred Stock”).  Pursuant to the Securities Purchase Agreement, dated December 30, 2019, by and among the Company, the Operating LLC, Daniel G. Cohen, and the DGC Trust, the Company issued 12,549,273 Series F Preferred Stock to Daniel G. Cohen and 9,880,268 Series F Preferred Stock to the DGC Trust. The Series F Preferred Stock has substantially the same rights as the Series E Preferred Stock.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock, or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote together as a single class on all matters with respect to which a vote of the stockholders of the Company is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to one vote for every ten shares of Series F Preferred Stock on each matter submitted to the holders for their vote.  As of  June 30, 2023, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Cash Dividends

On each of March 7, 2023 and May 4, 2023, the Company's board of directors declared a quarterly cash dividend of $0.25 per share on its Common Stock.  The dividends were paid on April 5, 2023 and June 2, 2023, respectively to stockholders of record on March 22, 2023 and May 18, 2023, respectively.

During the six months ended June 30, 2023, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the amount of units surrendered (net of receipts) by Cohen & Company Inc.

Six Months Ended
June 30, 2023
Other units related to UIS Agreement	885,730
Total	885,730

The Company recognized a net increase in additional paid in capital of $612 and a net decrease in AOCI of $13 with an offsetting decrease in non-controlling interest of $599 in connection with the acquisition and surrender of additional units of the Operating LLC during the six months ended June 30, 2023. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30,
	2023	2022
Net income / (loss) attributable to Cohen & Company Inc.	$(9,238)	$(9,469)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc. paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	612	(381)
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$(8,626)	$(9,850)

Detail of Non-Controlling Interest

ROLLFORWARD OF NON-CONTROLLING INTERESTS

(Dollars in Thousands)

	Operating LLC	Other Consolidated Subsidiaries	Total
December 31, 2022	$47,270	$17	$47,287
Non-controlling interest share of income (loss)	(8,108)	6,600	(1,508)
Other comprehensive income (loss)	42	-	42
Acquisition / (surrender) of additional units of consolidated subsidiary	(599)	-	(599)
Equity-based compensation	1,593	-	1,593
Shares withheld for employee taxes	(127)	-	(127)
Investment in non-convertible non-controlling interest of Operating LLC	-	39	39
Distributions to convertible non-controlling interest of Cohen & Company Inc.	(2,266)	-	(2,266)
Redemption of convertible non-controlling interest units	(834)	-	(834)
June 30, 2023	$36,971	$6,656	$43,627

The Operating LLC non-controlling interest is included as convertible non-controlling interest in the consolidated statement of operations.  The other components of non-controlling interest are included as non-convertible non-controlling interest in the statement of operations.  See note 16.  See note 21 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of the Company’s non-controlling interests.

18. INCOME TAXES

Cohen & Company Inc. is treated as a C corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%.  The Company's effective tax rate is significantly different than this rate for the following reasons:

1.  Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the six months ended June 30, 2023, Cohen & Company Inc. owned 27.31% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  The remaining 72.69% that is allocated to the non-controlling members of the Operating LLC is subject to taxation on such members' tax returns.

2. The Operating LLC itself consolidates certain pass-through entities.  Therefore, the income/(loss) of these entities is included in the Company's consolidated results but no tax expense/(benefit) related to the unowned portion is included.

3.  There are state, local, and foreign taxes to which the Operating LLC or its subsidiaries are subject to, which are included in the effective tax rate.

4.  The Company also has valuation allowances applied against its carryforward (net operating loss, "NOL," and net capital loss, "NCL") deferred tax assets as well as its tax over book basis in the Operating LLC.  Valuation allowances are applied to deferred tax assets when management determines that the assets may not be fully realized.  This determination requires significant judgement and is primarily based on management's expectations regarding the generation of future taxable income.  ASC 740 indicates that all available evidence should be considered when assessing the need for and the appropriate level of a valuation allowance.  All available evidence includes historical information supplemented by all currently available information about future periods.

The following table presents the components on the Company's consolidated provision for income tax for the periods presented.

	For the Six Months Ended June 30,
	2023	2022	Change
Current	$(469)	$411	$880
Deferred	6,603	1,362	(5,241)
Total	$6,134	$1,773	$(4,361)

Of the $6,134 of income tax expense recognized during the six months ended June 30, 2023, $5,644 represented deferred income tax expense recorded as a result of an increase in the valuation allowance recorded against the Company's carryforward assets.  The Company currently expects to have federal NOL carryforwards of $98,819, federal NCL carryforwards of $59,729, as well as significant state NOL carryforwards in several states and cities where it does business as of December 31, 2023.  According to ASC 740 Income Taxes, the Company should record an offsetting valuation allowance against these deferred tax assets in an amount such that the net asset recognized represents amounts that the Company believes are more likely than not to be realized.  In making this determination, the Company must estimate the future amounts of taxable income it will generate in each taxing jurisdiction.  It then must consider the remaining statutory time period available for each carryforward asset, as well as other statutory limitations on usage such as annual limits and income type limits (capital vs. ordinary).  Due to significant losses incurred recently as well as overall market conditions the Company faces generally, the Company revised downward in the quarter ended June 30, 2023 the amount of carryforward assets it believes will be realizable in the future above a more likely than not standard.  Accordingly, the Company increase the valuation allowances it had recorded in the quarter ended June 30, 2023, resulting in $5,644 of additional deferred tax expense.

19. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.  As of June 30, 2023, JVB's minimum required net capital was $250, and actual net capital was $50,520, which exceeded the minimum requirements by $50,270.  CCFESA, a subsidiary of the Company, is regulated by the ACPR in France. CCFESA is subject to certain regulatory capital requirements in accordance with Articles L.533-2 et seq. of the French Financial and Monetary Code, implementing the new framework set out in the Investment Firm Regulation ("IFR") and the Investment Firm Directive ("IFD").  As of   June 30, 2023, the total minimum required net liquid capital was $497 and actual net liquid capital in CCFESA was $1,269, which exceeded the minimum requirement by $772. CCFEL cancelled its license with the CBI effective April 7, 2022.

20. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE

(Dollars in Thousands, except share or per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income / (loss) attributable to Cohen & Company Inc.	$(6,601)	$(1,857)	$(9,238)	$(9,469)
Add: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	(6,228)	-	-
Add / (deduct): Adjustment (2)	-	(172)	-	-
Net income / (loss) on a fully converted basis	$(6,601)	$(8,257)	$(9,238)	$(9,469)

Weighted average common shares outstanding - Basic	1,520,122	1,428,237	1,504,819	1,411,596
Unrestricted Operating LLC Units exchangeable into Cohen & Company Inc. shares (1)	-	3,965,405	-	-
Restricted units or shares	-	-	-	-
Weighted average common shares outstanding - Diluted (3)	1,520,122	5,393,642	1,504,819	1,411,596

Net income / (loss) per common share - Basic	$(4.34)	$(1.30)	$(6.14)	$(6.71)

Net income / (loss) per common share - Diluted	$(4.34)	$(1.53)	$(6.14)	$(6.71)

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

(3)	Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrestricted LLC Units exchangeable into Cohen & Company Inc. shares	4,014,250	-	4,006,109	3,504,604
2017 Convertible Note Units	-	-	-	448,276
Restricted Common Stock	455	5,554	7,534	12,394
Restricted Operating LLC Units	-	1,653	1,268	5,149
	4,014,705	7,207	4,014,911	3,970,423

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

SEGMENT INFORMATION

Statement of Operations Information

Six Months Ended June 30, 2023

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$15,626	$-	$-	$15,626	$-	$15,626
Asset management	-	3,630	-	3,630	-	3,630
New issue and advisory	2,295	-	-	2,295	-	2,295
Principal transactions and other income	1	472	9,372	9,845	-	9,845
Total revenues	17,922	4,102	9,372	31,396	-	31,396
Compensation	13,614	2,612	701	16,927	3,611	20,538
Other Operating Expense	7,269	1,216	338	8,823	2,519	11,342
Total operating expenses	20,883	3,828	1,039	25,750	6,130	31,880
Operating income (loss)	(2,961)	274	8,333	5,646	(6,130)	(484)
Interest income (expense)	(223)	-	-	(223)	(2,999)	(3,222)
Income (loss) from equity method affiliates	-	-	(906)	(906)	-	(906)
Income (loss) before income taxes	(3,184)	274	7,427	4,517	(9,129)	(4,612)
Income tax expense (benefit)	-	-	-	-	6,134	6,134
Net income (loss)	(3,184)	274	7,427	4,517	(15,263)	(10,746)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	17	6,583	6,600	-	6,600
Enterprise net income (loss)	(3,184)	257	844	(2,083)	(15,263)	(17,346)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(8,108)	(8,108)
Net income (loss) attributable to Cohen & Company Inc.	$(3,184)	$257	$844	$(2,083)	$(7,155)	$(9,238)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$3	$-	$3	$290	$293

SEGMENT INFORMATION

Statement of Operations Information

Six Months Ended June 30, 2022

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$22,399	$-	$-	$22,399	$-	$22,399
Asset management	-	3,787	-	3,787	-	3,787
New issue and advisory	7,251	-	-	7,251	-	7,251
Principal transactions and other income	1	343	(25,309)	(24,965)	-	(24,965)
Total revenues	29,651	4,130	(25,309)	8,472	-	8,472
Compensation	17,687	2,853	410	20,950	5,143	26,093
Other Operating Expense	6,677	953	348	7,978	2,441	10,419
Total operating expenses	24,364	3,806	758	28,928	7,584	36,512
Operating income (loss)	5,287	324	(26,067)	(20,456)	(7,584)	(28,040)
Interest (expense) income	(134)	-	-	(134)	(2,323)	(2,457)
Income (loss) from equity method affiliates	-	-	(15,148)	(15,148)	-	(15,148)
Income (loss) before income taxes	5,153	324	(41,215)	(35,738)	(9,907)	(45,645)
Income tax expense (benefit)	-	-	-	-	1,773	1,773
Net income (loss)	5,153	324	(41,215)	(35,738)	(11,680)	(47,418)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(18,871)	(18,871)	-	(18,871)
Enterprise net income (loss)	5,153	324	(22,344)	(16,867)	(11,680)	(28,547)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(19,078)	(19,078)
Net income (loss) attributable to Cohen & Company Inc.	$5,153	$324	$(22,344)	$(16,867)	$7,398	$(9,469)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$2	$-	$2	$273	$275

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended June 30, 2023

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$7,416	$-	$-	$7,416	$-	$7,416
Asset management	-	1,605	-	1,605	-	1,605
New issue and advisory	1,395	-	-	1,395	-	1,395
Principal transactions and other income	-	232	11,924	12,156	-	12,156
Total revenues	8,811	1,837	11,924	22,572	-	22,572
Compensation	6,668	1,181	466	8,315	1,686	10,001
Other Operating Expense	3,620	648	121	4,389	1,183	5,572
Total operating expenses	10,288	1,829	587	12,704	2,869	15,573
Operating income (loss)	(1,477)	8	11,337	9,868	(2,869)	6,999
Interest income (expense)	(157)	-	-	(157)	(1,473)	(1,630)
Income (loss) from equity method affiliates	-	-	(511)	(511)	-	(511)
Other non-operating income	-	-	-	-	-	-
Income (loss) before income taxes	(1,634)	8	10,826	9,200	(4,342)	4,858
Income tax expense (benefit)	-	-	-	-	5,550	5,550
Net income (loss)	(1,634)	8	10,826	9,200	(9,892)	(692)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	(97)	6,600	6,503		6,503
Enterprise net income (loss)	(1,634)	105	4,226	2,697	(9,892)	(7,195)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(594)	(594)
Net income (loss) attributable to Cohen & Company Inc.	$(1,634)	$105	$4,226	$2,697	$(9,298)	$(6,601)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$2	$-	$2	$147	$149

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended June 30, 2022

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$10,377	$-	$-	$10,377	$-	$10,377
Asset management	-	1,898	-	1,898	-	1,898
New issue and advisory	3,481	-	-	3,481	-	3,481
Principal transactions and other income	2	229	(6,833)	(6,602)	-	(6,602)
Total revenues	13,860	2,127	(6,833)	9,154	-	9,154
Compensation	7,825	1,402	216	9,443	2,771	12,214
Other Operating Expense	3,243	584	199	4,026	1,076	5,102
Total operating expenses	11,068	1,986	415	13,469	3,847	17,316
Operating income (loss)	2,792	141	(7,248)	(4,315)	(3,847)	(8,162)
Interest (expense) income	(62)	-	-	(62)	(1,044)	(1,106)
Income (loss) from equity method affiliates	-	-	(3,044)	(3,044)	-	(3,044)
Income (loss) before income taxes	2,730	141	(10,292)	(7,421)	(4,891)	(12,312)
Income tax expense (benefit)	-	-	-	-	(60)	(60)
Net income (loss)	2,730	141	(10,292)	(7,421)	(4,831)	(12,252)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(4,167)	(4,167)	-	(4,167)
Enterprise net income (loss)	2,730	141	(6,125)	(3,254)	(4,831)	(8,085)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(6,228)	(6,228)
Net income (loss) attributable to Cohen & Company Inc.	$2,730	$141	$(6,125)	$(3,254)	$1,397	$(1,857)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$1	$-	$1	$142	$143

BALANCE SHEET DATA

As of June 30, 2023

(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$764,029	$3,919	$74,036	$841,984	$14,142	$856,126

Included within total assets:
Investments in equity method affiliates	$-	$-	$8,782	$8,782	$-	$8,782
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA

December 31, 2022

(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$820,238	$5,679	$36,969	$862,886	$24,169	$887,055

Included within total assets:
Investments in equity method affiliates	$-	$-	$8,929	$8,929	$-	$8,929
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

(1)

Unallocated assets primarily include: (i) amounts due from related parties; (ii) furniture and equipment, net; and (iii) other assets that are not considered necessary for an understanding of business segment assets. Such amounts are excluded in business segment reporting to the chief operating decision maker.

(2)	Goodwill and intangible assets are allocated to the Capital Markets and Asset Management business segments as indicated in the tables above.

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States and (2) Europe.  Total revenues by geographic area are summarized as follows.

GEOGRAPHIC DATA

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Revenues:
United States	$21,533	$8,278	$29,352	$6,749
Europe	1,039	876	2,044	1,723
Total	$22,572	$9,154	$31,396	$8,472

Long-lived assets attributable to an individual country, other than the United States, are not material.

23. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $2,723 and $2,437 for the six months ended June 30, 2023 and 2022, respectively.

The Company paid income taxes of $482 and $279 for the six months ended June 30, 2023 and 2022, respectively. The Company received income tax refunds of $0 and $0 for the six months ended June 30, 2023 and 2022, respectively.

For the six months ended June 30, 2023, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●	In conjunction with the consolidation of the SPAC Fund, the Company recorded an increase in receivables from brokers, dealers, and clearing agencies of $68,066, an increase in other investments, at fair value of $40,388, an increase in other assets of $63, an increase in accounts payable of $82,711, and an increase in other investments sold, not yet purchased of $25,806. See note 4.
●

The Company net received units of membership interest in the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $612, a net decrease in AOCI of $13, and a decrease in non-controlling interest of $599.  See note 17.

●

The Company received equity shares in a public company in exchange for advisory services.  The fair market value of the shares received was $492.  The Company included this in new issue and advisory revenue in the statement of operations.

●	The Company recorded a decreases in equity method affiliates of $362 and an increase in other investments, at fair value of $362 resulting from an in-kind distribution from equity method affiliates.

For the six months ended June 30, 2022, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net received units of membership interest in the Operating LLC.  The Company recognized a net decrease in additional paid-in capital of $381, a net increase in AOCI of $5, and an increase in non-controlling interest of $376.  See note 17.

●

The Company recorded a $15,000 increase in convertible non-controlling interest and a $15,000 decrease in debt as a result of the DGC Trust's election to convert the 2017 Convertible Note into units of membership interest of the Operating LLC.

●

The Company recorded a decrease of $19,357 in equity method affiliates and an increase in other investments, at fair value of $19,357 resulting from an in-kind distribution from equity method affiliates.

●

The Company recorded a decrease in other investments, at fair value of $3,885 and a corresponding decrease in non-controlling interest resulting from an in-kind distribution from a SPAC sponsor entity.

●	The Company recorded an increase in other investments, at fair value of $836 and a decrease in other investment, not sold not purchased of $836 resulting from an investment reclass.

24. RELATED PARTY TRANSACTIONS

Certain terms in this footnote are defined the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  The Company has identified the following related party transactions for the six months ended June 30, 2023 and 2022. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

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

D. Cohen Circle, LLC ("Cohen Circle"), formerly FinTech Masala, LLC

The Company engaged Betsy Cohen, as an agent of Cohen Circle, as a consultant to provide certain services related to Insurance SPAC III. The Company agreed to pay a consultant fee of $1 per month, which commenced on December 1, 2020 and continued through December 2022. In addition, Betsy Cohen made a $1 investment in the Insurance SPAC III Sponsor Entities, which was included as a component of non-controlling interest in the consolidated balance sheets.  Insurance SPAC III was liquidated and the consulting fee discontinued effective November 2022.  The expense incurred by the Company for the consulting services provided by Cohen Circle is included within professional fees and operating expense in the consolidated statements of operations and comprehensive income and are disclosed in the table below.

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

E. Investment Vehicle and Other

Stoa USA Inc. / FlipOS ("FlipOS")

FlipOS is a related party because Daniel G. Cohen is a member of the board of directors of FlipOS. As of  June 30, 2023, the Company had made cumulative investments of $768 in FlipOS.  The fair value of these investments are included in other investments, at fair value on the consolidated balance sheets; any realized and unrealized gains on these investments are included in principle transactions and other income on the consolidated statements of operations and comprehensive income. The amounts are included in the table below.

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

Insurance SPAC III

Insurance SPAC III was considered a related party because it was an equity method investment of the Company.  The Operating LLC was the manager of the Insurance SPAC III Sponsor Entities and the Company consolidated the Insurance SPAC III Sponsor Entities. On November 18, 2022, Insurance SPAC III announced that, because it would not consummate an initial business combination within the time period required, it would dissolve and liquidate, effective as of the close of business on December 22, 2022. Prior to November 18, 2022, Insurance SPAC III Sponsor Entities owned 47.3% of the equity in Insurance SPAC III Sponsor Entities. Income earned or loss incurred on the equity method investment in the Insurance SPAC III is included in the table below.  The Operating LLC and Insurance SPAC III entered into an administrative services agreement, dated December 17, 2020, pursuant to which the Operating LLC and Insurance SPAC III agreed that, commencing on the date that Insurance SPAC III’s securities were first listed on the NASDAQ Capital Market through the earlier of Insurance SPAC III’s consummation of a business combination and its liquidation, Insurance SPAC III would pay the Operating LLC $20 per month for certain office space, utilities, and shared personnel support as requested by Insurance SPAC III.  Revenue earned by the Company from the administrative services agreement is included as part of principal transactions and other income in the tables below.

The Operating LLC loaned to Insurance SPAC III approximately $71 to cover IPO expenses, which was repaid in full at the closing of the IPO. IAS III and its affiliates, including the Operating LLC, also committed to loan Insurance SPAC III up to an additional $1,500 to cover operating and acquisition related expenses following the IPO, of which $960 was borrowed by Insurance SPAC III prior to November 18, 2022.  These loans bore no interest and, as the Insurance SPAC III failed to consummate a business combination in the required timeframe, the loans will not be repaid. The write off of the loans was included in equity method loss in 2022.

SPAC Fund

The SPAC Fund was considered a related party because it was an equity method investment of the Company prior to its consolidation effective April 1, 2023 (see note 4).  The Company had an investment in and a management contract with the SPAC Fund.  Income earned or loss incurred on the investment prior to consolidation is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract prior to consolidation is included as part of asset management in the tables below.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management and is shown in the tables below.  As of June 30, 2023, the Company owned 1.87% of the equity of the U.S. Insurance JV.

CREO JV

CREO JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with CREO JV.  Income earned or loss incurred on the investment are included as part of principal transactions and other income in the tables below.  As of  June 30, 2023, the Company owned 7.5% of the equity of CREO JV.

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

Fintech Acquisition Corp. V ("FTAC V") was a SPAC.  The sponsor of FTAC V ("FTAC V Sponsor") was a related party as it was an equity method investment of the Company.  The Company made a sponsor investment in FTAC V Sponsor, receiving an initial allocation of 140,000 founder shares.  On December 14, 2020, the Operating LLC entered into a letter agreement with FTAC V Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC V Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC V stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, Other SPAC Entities in the tables below.

Fintech Acquisition Corp. VI ("FTAC VI") was a SPAC.  The sponsor of FTAC VI ("FTAC VI Sponsor") was a related party as it is was an equity method investment of the Company.  On June 26, 2021, the Operating LLC entered into a letter agreement with FTAC VI Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC VI Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founder shares of FTAC VI stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, Other SPAC Entities in the tables below.

FTAC Athena Acquisition Corp. ("FTAC Athena") was a SPAC.  The sponsor of FTAC Athena ("FTAC Athena Sponsor") was a related party as it was an equity method investment of the Company.  On February 26, 2021, the Operating LLC entered into a letter agreement with FTAC Athena Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Athena Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Athena stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, Other SPAC Entities in the tables below.

FTAC Hera Acquisition Corp. ("FTAC Hera") was a SPAC.  The sponsor of FTAC Hera ("FTAC Hera Sponsor") was a related party as it was an equity method investment of the Company.  On March 5, 2021, the Operating LLC entered into a letter agreement with FTAC Hera Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Hera Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Hera stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, Other SPAC Entities in the tables below.

FTAC Parnassus Acquisition Corp. ("FTAC Parnassus") was a SPAC.  The sponsor of FTAC Parnassus ("FTAC Parnassus Sponsor") was a related party as it was an equity method investment of the Company.  On March 15, 2021, the Operating LLC entered into a letter agreement with FTAC Parnassus Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Parnassus Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Parnassus stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in Principal transactions and other income, Other SPAC Entities in the tables below.

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

As of June 30, 2023, all of the SPACs above other than FTAC Emerald and FTAC Zeus have either liquidated or completed a merger with an operating company.  Subsequent to merger or liquidation of the SPAC, there is no further income or loss recorded on the above transactions.

Other

The Company invests in sponsor entities of SPACs, either directly or through its interest in the SPAC Series Funds, that are not otherwise affiliated with the Company but are considered related parties because they are accounted for under the equity method.  As of  June 30, 2023, the Company owned 6.87% of these entities in the aggregate. Income earned or loss incurred on the equity method investments is disclosed in Other SPAC Entities is in the tables below.

The following tables display the routine transactions recognized in the consolidated statements of operations from the identified related parties that are described above.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Asset management
SPAC Fund	$-	$261	$173	$543
U.S. Insurance JV	317	269	561	535
	$317	$530	$734	$1,078
Principal transactions and other income
Insurance SPAC III	$-	$60	$-	$120
Stoa USA Inc./FlipOS	-	4,504	-	4,196
Other SPAC Entities	10	35	25	60
SPAC Fund	-	(8)	28	(63)
U.S. Insurance JV	185	(190)	288	(110)
CREO JV	158	37	507	117
	$353	$4,438	$848	$4,320
Income (loss) from equity method affiliates
Dutch Real Estate Entities	$69	$(257)	$211	$(265)
Insurance SPAC III	-	(366)	-	(955)
Other SPAC Entities	(580)	(2,421)	(1,117)	(13,928)
	$(511)	$(3,044)	$(906)	$(15,148)

Operating expense (income)
Duane Morris	$61	$153	$236	$295
Cohen Circle	(25)	(22)	(51)	(43)
	$36	$131	$185	$252
Interest expense (income)
DGC Trust	$-	$-	$-	$327
JKD Investor	196	290	514	561
	$196	$290	$514	$888

 The following related party transactions are not included in the tables above.

F.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $110 and $226 for the three and six months ended June 30, 2023, respectively. Contributions made on behalf of the Company were $103 and $204 for the three and six months ended June 30, 2022, respectively.

The Company leased office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio, Jr., the vice chairman of the Company’s board of directors.  This lease terminated on June 20, 2022. The Company recorded $24 and $48 of rent expense related to this office space for the three and six months ended June 30, 2022, respectively.

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

DUE FROM RELATED PARTIES

(Dollars in Thousands)

	June 30, 2023	December 31, 2022
U.S. Insurance JV	$317	$261
SPAC Fund - other receivable	208	294
Employee & other	194	232
Due from related parties	$719	$787

On February 1, 2023, Daniel G. Cohen, the Company’s executive chairman, in accordance with the Operating LLC operating agreement, redeemed 479,380 LLC Units for which the Company paid to Mr. Cohen an aggregate of $420,896, or $0.878 per LLC Unit. The LLC Units were so redeemed by Mr. Cohen in order to fund certain tax liabilities incurred by Mr. Cohen in connection with the vesting, on January 31, 2023, of 967,830 restricted LLC Units that had been previously granted to Mr. Cohen under the 2020 Long-Term Incentive Plan.

On February 1, 2023, Lester Brafman, the Company’s chief executive officer, in accordance with the Operating LLC operating agreement, redeemed 470,330 LLC Units for which the Company paid to Mr. Brafman an aggregate of $412,949, or $0.878 per LLC Unit. The LLC Units were so redeemed by Mr. Brafman in order to fund certain tax liabilities incurred by Mr. Brafman in connection with the vesting, on January 31, 2023, of 470,330 restricted LLC Units and 49,750 restricted shares of the Company’s Common Stock, all of which had been previously granted to Mr. Brafman under the 2020 Long-Term Incentive Plan.

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

●

Asset Management:  Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of June 30, 2023, we had approximately $2.07 billion in assets under management (“AUM”) of which 50.1% was in CDOs. A significant portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, liquidations, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

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

We generate our revenue by business segment primarily through the following activities.

Capital Markets:

●	Our trading activities, which include execution and brokerage services, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities and derivatives classified as trading;
●	Revenue earned on our matched book repo financing activities; and
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

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of June 30, 2023, 50.1% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

A significant portion of our asset management revenue is earned from the management of CDOs.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, liquidations, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the overall market supply and demand of these investments as well as the individual performance of each investment. Our principal investments are included within other investments, at fair value; other investments sold, not yet purchased; and investments in equity method affiliates in our consolidated balance sheets.  More recently, a significant component of our principal investment revenue has come from SPAC related equity investments, primarily in entities that have been the result of sponsored SPAC business combinations, SFA transactions, or related party sponsored SPAC business combinations.  Access to these investments is reliant on a robust SPAC market.  Performance of the resulting principal investments can be materially impacted by overall performance of the equity markets.  See notes 7 and 9 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

The SPAC Market

Beginning in 2018, we began sponsoring a series of SPACs.  Each sponsored SPAC either completed or was seeking to complete a business combination with a company involved in the insurance market.  In addition, we invest in other SPACs at various stages of their business life cycle.  Beginning in 2019, these SPAC activities have become a significant portion of our Principal Investing business segment. In August 2018, we invested in and became the general partner of a newly formed investment fund (the “SPAC Fund”), which was created for the purpose of investing in the equity interests of SPACs and SPAC sponsor entities including SPACs sponsored by us, our affiliates, and third parties. Effective April 1, 2023, all of the investors in the SPAC Fund, other than the GP of the SPAC Fund, redeemed all of their interests in the SPAC Fund.  See recent events below for discussion of our consolidation of the SPAC Fund.

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

Equity prices of SPACs and post business combination SPACs declined significantly during 2022.  We are exposed to public equity prices of SPACs and post business combination SPACs both through our other investments, at fair value and investments in equity method affiliates.  As a result, we recorded significant principal transaction losses and equity method losses during 2022 and the six months ended June 30, 2023 in certain SPAC related investments.  Continued declines in the equity prices of these companies will result in further losses for us.

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

Our response to this margin compression has included: (i) building a diversified fixed income trading platform; (ii) acquiring or building out new product lines and expanding existing product lines; (iii) building a hedging execution and funding operation to service mortgage originators; (iv) building out CCM and (v) monitoring our fixed costs. Our cost management initiatives are ongoing. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a decline in profitability.

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

Rising Interest Rates and Inflation

During 2022, the U.S. Federal Reserve began a process of raising the federal funds rate and quantitative tightening to address rising inflation.  These actions have the effect of increasing interest rates, which negatively impacts our business in several ways:

1.	Rising rates reduce the fair value of fixed income securities that we hold on our balance sheet.
2.	Rising rates have created instability in the equity markets, which has reduced equity financing and business combination volumes and negatively impacted CCM.
3.	Rising rates have reduced the volumes of new issue fixed income instruments, which has negatively impacted our CREO JV.
4.	Rising rates significantly reduce mortgage activity. Our mortgage group's profitability is mainly impacted by the volume of mortgage activity in the U.S. (both mortgages for new home purchases as well as refinancing). Furthermore, our mortgage group engages in repo lending to mortgage originators. Reduced mortgage volumes impose financial pressures on mortgage originators and may increase the risk that originators default on their repo obligations to us. See note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
5.	Rising rates may ultimately push the U.S. into recession, which may further reduce overall transaction volumes in the financial markets negatively impacting our business generally.

Recent Events

Consolidation of the SPAC Fund

Prior to March 31, 2023, the general partner of the SPAC Fund (“GP of the SPAC Fund”) had an investment in the SPAC Fund and the potential to earn incentive fees and did not consolidate the SPAC Fund.  We own an interest in and consolidate the GP of the SPAC Fund.  Effective April 1, 2023, all of the investors in the SPAC Fund, other than the GP of the SPAC Fund, redeemed all of their interests in the SPAC Fund.  Therefore, effective April 1, 2023, the GP of the SPAC Fund became the sole owner of the SPAC Fund and began consolidating it. Because we consolidate the GP of the SPAC Fund, we began consolidating the SPAC Fund effective April 1, 2023 as well. The following table represent the assets and liabilities of the SPAC Fund upon consolidation by us:

Asset/(Liability)
Cash and cash equivalents	$257
Receivables from brokers, dealers, and clearing agencies	68,066
Other investments, at fair value	40,388
Other assets	108
Accounts payable and other liabilities	(82,968)
Other investments sold, not yet purchased	(25,806)
GP's remaining investment in SPAC Fund	$45

Included in accounts payable and other liabilities were amounts due to the redeeming investors in the SPAC Fund. As of June 30, 2023, $371 of redemptions remained outstanding to be paid and were included as a component of accounts payable and other liabilities in the Company’s balance sheet.  All of the remaining redemption amounts were paid in July 2023.

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

The Operating LLC loaned to Insurance SPAC III approximately $71 to cover its IPO expenses, which amount was repaid in full at the closing of the IPO. IAS III and its affiliates, including the Operating LLC, committed to loan Insurance SPAC III up to an additional $1,500 to cover operating and acquisition related expenses following the IPO, of which $960 was borrowed by Insurance SPAC III. See note 24. The loans bore no interest, and if the Insurance SPAC III consummated a business combination in the required time period, the loans were to be repaid from the funds held in Insurance SPAC III’s trust account. Pursuant to its governing documents, if Insurance SPAC III did not consummate a business combination in the required time frame, no funds from Insurance SPAC III's trust account could be used to repay the loans.

On November 18, 2022, Insurance SPAC III announced it would not consummate an initial business combination within the required time period and that it intended to dissolve and liquidate, effective as of the close of business on December 22, 2022, and redeem all of the Insurance SPAC III Common Stock and each Insurance SPAC III Warrant that were included in its IPO, at a per-share redemption price of approximately $10.09. As of the close of business on December 22, 2022, the Insurance SPAC III Common Stock and each Insurance SPAC III Warrant were deemed cancelled and represented only the right to receive the redemption amount of $10.09 per share.

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

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2023 and 2022.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,		Favorable / (Unfavorable)
	2023	2022	$ Change	% Change
Revenues
Net trading	$15,626	$22,399	$(6,773)	(30%)
Asset management	3,630	3,787	(157)	(4%)
New issue and advisory	2,295	7,251	(4,956)	(68%)
Principal transactions and other income (loss)	9,845	(24,965)	34,810	139%
Total revenues	31,396	8,472	22,924	271%

Operating expenses
Compensation and benefits	20,538	26,093	5,555	21%
Business development, occupancy, equipment	2,619	2,543	(76)	(3%)
Subscriptions, clearing, and execution	4,468	3,913	(555)	(14%)
Professional fee and other operating	3,962	3,688	(274)	(7%)
Depreciation and amortization	293	275	(18)	(7%)
Total operating expenses	31,880	36,512	4,632	13%

Operating income / (loss)	(484)	(28,040)	27,556	98%

Non-operating income / (expense)

Interest expense, net	(3,222)	(2,457)	(765)	(31%)
Income / (loss) from equity method affiliates	(906)	(15,148)	14,242	94%
Income / (loss) before income taxes	(4,612)	(45,645)	41,033	90%
Income tax expense / (benefit)	6,134	1,773	(4,361)	(246%)
Net income / (loss)	(10,746)	(47,418)	36,672	77%
Less: Net income (loss) attributable to the non-convertible non-controlling interest	6,600	(18,871)	(25,471)	(135%)
Enterprise net income / (loss)	(17,346)	(28,547)	11,201	39%
Less: Net income (loss) attributable to the convertible non-controlling interest	(8,108)	(19,078)	(10,970)	(58%)
Net income / (loss) attributable to Cohen & Company Inc.	$(9,238)	$(9,469)	231	2%

Revenues

Revenues increased by $22,924, or 271%, to $31,396 for the six months ended June 30, 2023, as compared to $8,472 for the six months ended June 30, 2022. As discussed in more detail below, the change was comprised of (i) a decrease of $6,773 in net trading revenue; (ii) a decrease of $157 in asset management revenue; (iii) a decrease in new issue and advisory of $4,956; and (iv) an increase of $34,810 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $6,773, or 30%, to $15,626 for the six months ended June 30, 2023, as compared to $22,399 for the six months ended June 30, 2022.  The following table shows the detail by trading group.

NET TRADING

(Dollars in Thousands)

	Six Months Ended June 30,
	2023	2022	Change
Mortgage	$(785)	$3,326	$(4,111)
Matched book repo	8,396	17,634	(9,238)
High yield corporate	2,530	2,139	391
Investment grade corporate	275	869	(594)
Wholesale and other	5,210	(1,569)	6,779
Total	$15,626	$22,399	$(6,773)

Our net trading revenue includes unrealized gains on our trading investments as of the applicable measurement date that may never be realized due to changes in market or other conditions outside of our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, generally, the net trading revenue recognized may not be indicative of future results. Furthermore, from time to time, some of the assets included in the investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB valuation hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 7, 8, and 9 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which we will ultimately sell these assets.  We consider our matched book repo business to be subject to significant concentration risk.  See note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

A loss of $1,478 related to the FGMC bankruptcy is included above in the mortgage group during the six months ended June 30, 2023.  See note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

	As of June 30,		As of December 31,
	2023	2022	2022	2021
Company-sponsored CDOs	$1,034,934	$1,167,484	$1,053,430	$1,239,988
Other Investment Vehicles (1)	1,030,763	1,041,960	1,062,897	1,118,162
Assets under management (2)	$2,065,697	$2,209,444	$2,116,327	$2,358,150

(1) Other Investment Vehicles include any Investment Vehicle that is not a Company-sponsored CDO.

(2) In some cases, accounts we manage may employ leverage.  Further, in some cases, our fees are based on gross assets and in other cases, our fees are based on net assets.  Finally, in the case of the SPAC Series Funds, there are no management fees earned.  AUM included herein is calculated using either gross or net assets of each managed account or CDO based on whichever serves as the basis for our management fees. In the case where no management fees are earned, the net assets are included.

Asset management fees decreased by $157, or 4%, to $3,630 for the six months ended June 30, 2023, as compared to $3,787 for the six months ended June 30, 2022, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT

(Dollars in Thousands)

	Six Months Ended June 30,
	2023	2022	Change
CDOs	$826	$986	$(160)
Other	2,804	2,801	3
Total	$3,630	$3,787	$(157)

Asset management fees from CDOs decreased mainly due to paydowns of principal and the successful auction of one of our Alesco CDOs in 2022.  Asset management fees from other remained relatively unchanged.

New Issue and Advisory

New issue and advisory revenue decreased by $4,956, or 68%, to $2,295 for the six months ended June 30, 2023, as compared to $7,251 for the six months ended June 30, 2022.  The following table summarizes new issue revenue by business line.

	For the Six Months Ended
	2023	2022	Change
Cohen & Company Capital Markets	$1,612	$3,505	$(1,893)
Commercial Real Estate Originations	8	1,753	(1,745)
U.S. Insurance Originations	675	1,993	(1,318)
Total	$2,295	$7,251	$(4,956)

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

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss) increased by $34,810 to $9,845 for the six months ended June 30, 2023, as compared to ($24,965) for the six months ended June 30, 2022.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME

(Dollars in Thousands)

	Six Months Ended June 30,
	2023	2022	Change
SFT	$121	$(4,678)	$4,799
LMND	104	(3,143)	3,247
WEJO	(151)	(1,617)	1,466
REE	(6)	(4,173)	4,167
RBT	(2,964)	-	(2,964)
HLGN	(229)	(14,022)	13,793
PAYO	(199)	(972)	773
PWP	(50)	(511)	461
BURU	(458)	-	(458)
SPAC Fund	12	(63)	75
Share forward agreements	9,419	-	9,419
Bridge loan exit fee	3,040	-	3,040
U.S. Insurance JV	288	(110)	398
CREO JV	507	116	391
Stoa USA Inc./ FlipOS	-	4,196	(4,196)
Other	(343)	(517)	174
Total principal transactions	9,091	(25,494)	34,585

IIFC revenue share	497	343	154
All other income / (loss)	257	186	71
Other income	754	529	225

Principal transactions and other income (loss)	$9,845	$(24,965)	$34,810

Principal Transactions

In connection with the investments discussed below, see note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information regarding how we determine the value of such investments. For several of the investments described below, we also had an investment in the same company that was accounted for under the equity method during the periods presented. See discussion of equity method income / (loss) below.

SFT represents equity positions in Shift Technologies, Inc. (NASDAQ: SFT), a publicly traded company that closed a business combination with Insurance SPAC.  As of June 30, 2023, we had total investment in SFT carried at fair value of $367, which was included as a component of other investments, at fair value.

LMND represents equity positions in Lemonade, Inc. (NASDAQ: LMND), a publicly traded company that acquired Metromile, Inc. ("MILE"), which closed a business combination with Insurance SPAC II.  As of June 30, 2023, we had total investment in LMND carried at fair value of $185, which was included as a component of other investments, at fair value.

WEJO represents equity positions of Wejo Group Ltd. (NASDAQ: WEJO), a publicly traded company that closed a business combination with Virtuoso Acquisition Corp. As of June 30, 2023, we had total investment in WEJO carried at fair value of $6, which was included as a component of other investments, at fair value.

REE represents equity positions of REE Automotive Ltd. (NASDAQ: REE), a publicly traded company that closed a business combination with 10X Capital Venture Acquisition Corp. As of June 30, 2023, we had a total investment in REE carried at fair value of $285, which was included as a component of other investments, at fair value.

RBT represents equity positions of Rubicon Technologies, Inc. (NYSE: RBT), a publicly traded company that closed a business combination with Founder SPAC. As of June 30, 2023, we had a total investment in RBT carried at fair value of $79, which was included as a component of other investments, at fair value.

HLGN represents equity positions of Heliogen, Inc. (NYSE: HLGN), a publicly traded company that closed a business combination with Athena Technology Acquisition Corp.  As of June 30, 2023, we had a total investment in HLGN carried at fair value of $124, which was included as a component of other investments, at fair value.

PAYO represents equity positions of Payoneer Global, Inc. (NASDAQ: PAYO), a publicly traded company that closed a business combination with FTAC Olympus Acquisition Corp.  As of June 30, 2023, we had a total investment in PAYO carried at fair value of $1,340, which was included as a component of other investments, at fair value.

PWP represents equity positions of Perella Weinberg Partners (NASDAQ: PWP), a publicly traded company that closed a business combination with FTAC IV Acquisition Corp.  As of June 30, 2023, we had a total investment in PWP carried at fair value of $179, which was included as a component of other investments, at fair value.

BURU represents equity positions of Noburu, Inc. (NASDAQ: BURU), a publicly traded company that closed a business combination with Tailwind Acquisition Corp.  As of June 30, 2023, we had total investments in BURU carried at fair value of $34, which were included as a component of other investments, at fair value.

The SPAC Fund invested in the equity of SPACs. We carried our investment in the SPAC Fund at its reported NAV.  Effective April 1, 2023, we began consolidating the SPAC Fund (see note 4 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).  For 2023, the amount shown above represents the change in fair value during the period prior to consolidation.

We have engaged in several transactions known as share forward arrangements ("SFAs"). In a typical SFA transaction, we acquire an interest in a publicly traded company and enter into an offsetting derivative with the same company.  Both the interest in the public company and the offsetting derivative are carried at fair value.  The amount shown in the table above represents the net change in fair value recorded during the period.  The interests we hold in SFA counterparties are included as a component of other investments, at fair value.  The derivatives are included as a component of other investments sold, not yet purchased, at fair value.  See note 9 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information.

In 2022, we entered into a bridge loan arrangement with an early stage growth company.  The principal of the bridge loan was repaid in full during the three months ended June 30, 2023.  We earned a gross exit fee of $3,150 in connection with the maturity of this bridge loan.  This exit fee receivable was carried at its fair value of $3,040 as of June 30, 2023.  $1,050 of the exit fee receivable was paid in July 2023.  The exact timing and manner of repayment of the remaining exit fee receivable depends upon a planned upcoming merger of the early stage growth company.  We will carry the exit fee receivable at fair value as a component of our other investments, at fair value until repaid.

The U.S. Insurance JV invests in insurance company debt.  We carry our investment in the U.S. Insurance JV at its reported NAV.  As of June 30, 2023, we had a total investment in the U.S. Insurance JV carried at fair value of $3,073, which was included as a component of other investments, at fair value.

The CREO JV invests in commercial real estate debt.  We carry our investment in the CREO JV at its reported NAV.  As of June 30, 2023, we had a total investment in the CREO JV carried at fair value of $5,474, which was included as a component of other investments, at fair value.

Stoa USA Inc. / FlipOS is a private company in which we own common equity. As of June 30, 2023, we had a total investment in Stoa USA Inc. / FlipOS carried at fair value of $6,770, which was included as a component of other investments, at fair value. See note 24 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income (Loss)

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $5,010.  Also, in any particular year, the IIFC revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses decreased by $4,632, or 13%, to $31,880 for the six months ended June 30, 2023, as compared to $36,512 for the six months ended June 30, 2022. As discussed in more detail below, the change was comprised of (i) a decrease of $5,555 in compensation and benefits; (ii) an increase of $76 in business development, occupancy, and equipment; (iii) an increase of $555 in subscriptions, clearing, and execution; (iv) an increase of $274 in professional fee and other operating; and (v) an increase of $18 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $5,555, or 21%, to $20,538 for the six months ended June 30, 2023, as compared to $26,093 for the six months ended June 30, 2022.

COMPENSATION AND BENEFITS

(Dollars in Thousands)

	Six Months Ended June 30,
	2023	2022	Change
Cash compensation and benefits	$18,342	$23,907	$(5,565)
Equity-based compensation	2,196	2,186	10
Total	$20,538	$26,093	$(5,555)

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  Cash compensation and benefits decreased by $5,565 to $18,342 for the six months ended June 30, 2023, as compared to $23,907 for the six months ended June 30, 2022.  The decrease was due to a decrease in incentive compensation related to revenues, partially offset by increases related to the continued build out of the CCM team.  Our total headcount decreased from 121 at June 30, 2022 to 117 at June 30, 2023.

Equity-based compensation increased by $10 to $2,196 for the six months ended June 30, 2023, as compared to $2,186 for the six months ended June 30, 2022.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $76 to $2,619 for the six months ended June 30, 2023, as compared to $2,543 for the six months ended June 30, 2022.  This increase was comprised of an increase in occupancy and equipment of $127, partially offset by a decrease in business development of $51.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $555 to $4,468 for the six months ended June 30, 2023, as compared to $3,913 for the six months ended June 30, 2022. This increase was comprised of an increase in subscriptions and dues of $259 and an increase in clearing and execution of $296.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $274 to $3,962 for the six months ended June 30, 2023, as compared to $3,688 for the six months ended June 30, 2022. This increase was comprised of an increase in professional fees of $260 and an increase in other operating expense of $14.

Depreciation and Amortization

Depreciation and amortization increased by $18 to $293 for the six months ended June 30, 2023, as compared to $275 for the six months ended June 30, 2022.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $765 to $3,222 for the six months ended June 30, 2023, as compared to $2,457 for the six months ended June 30, 2022.

INTEREST EXPENSE

(Dollars in Thousands)

	Six Months Ended June 30,
	2023	2022	Change
Junior subordinated notes	$2,485	$1,413	$1,072
2020 Senior Notes	223	231	(8)
2017 Convertible Note	-	327	(327)
Byline Bank	223	134	89
Redeemable Financial Instrument - JKD Capital Partners I LTD	291	352	(61)
	$3,222	$2,457	$765

See notes 15 and 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates increased by $14,242 to ($906) for the six months ended June 30, 2023, as compared to ($15,148) for the six months ended June 30, 2022.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
	2023	2022	Change
Insurance SPACs	$-	$(957)	$957
Dutch Real Estate Entities	212	(264)	476
SPAC Sponsor Entities and Other	(1,118)	(13,927)	12,809
Total	$(906)	$(15,148)	$14,242

SPAC Sponsor Entities includes both indirect and direct investments in SPAC Sponsor Entities.  Several of these SPAC Sponsor Entities are invested in SPACs that have completed their business combinations.  Those SPAC Sponsor Entities hold restricted and unrestricted equity interests in the public post-merger entities.  We account for our investments in SPAC Sponsor Entities under the equity method of accounting.  If the SPAC Sponsor Entity distributes SPAC shares to us, we account for those SPAC shares as a component of other investments, at fair value.  The following table shows the equity method income / (loss) included in SPAC Sponsor Entities and Other above broken out by the ultimate public company investee.  For several of the investments described below, we also had an investment in the same company accounted for at fair value as a component of other investments, at fair value during the periods presented. See discussion of principal transactions above.

	Six Months Ended June 30,
	2023	2022	Change
HLGN	$-	$(10,626)	$10,626
WEJO	-	(2,128)	2,128
DRTS	(50)	1,075	(1,125)
Other	(1,068)	(2,248)	1,180
Total	$(1,118)	$(13,927)	$12,809

As of June 30, 2023, our equity method investment in the sponsor entity of the predecessor SPAC of HLGN was $0.  However, during the periods presented, we held HLGN shares as a component of other investments, at fair value as of June 30, 2023.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

As of June 30, 2023, our equity method investment in the sponsor entity of the predecessor SPAC of WEJO was $0.  However, during the periods presented, we held WEJO shares as a component of other investments, at fair value as of June 30, 2023.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

As of June 30, 2023, our equity method investment in the sponsor entity of the predecessor SPAC of DRTS was $0.  However, during the periods presented, we held DRTS shares as a component of other investments, at fair value as of June 30, 2023.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

The remaining investments in SPAC Sponsor Entities and Other represent investments in sponsor entities that have not yet completed a business combination and other equity method investments.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q

Income Tax Expense / (Benefit)

Income tax expense / (benefit) increased by $4,361 to $6,134 for the six months ended June 30, 2023, as compared to $1,773 for the six months ended June 30, 2022.

	For the Six Months Ended June 30,
	2023	2022	Change
Current	$(469)	$411	$880
Deferred	6,603	1,362	(5,241)
Total	$6,134	$1,773	$(4,361)

Of the $6,134 of income tax expense recognized during the six months ended June 30, 2023, $5,644 represented deferred income tax expense recorded as a result of an increase in the valuation allowance recorded against our carryforward assets (net operating loss, "NOL," and net capital loss, "NCL").  Currently, we expect to have federal NOL carryforwards of $98,819, federal NCL carryforwards of $59,729, as well as significant state NOL carryforwards in several states and cities where we do business, as of December 31, 2023.  According to ASC 740 Income Taxes, we should record an offsetting valuation allowance against these deferred tax assets in an amount such that the net asset recognized represents amounts that we believe are more likely than not to be realized.  In making this determination, we must estimate the future amounts of taxable income we will generate in each taxing jurisdiction.  We then must consider the remaining statutory time period available for each carryforward asset, as well as other statutory limitations on usage such as annual limits and income type limits (capital vs. ordinary).  Due to significant losses incurred recently as well as the overall market conditions that we face generally, in the quarter ended June 30, 2023, we revised downward the amount of carryforward assets we believe will be realizable in the future above a more likely than not standard.  Accordingly, we increased the valuation allowances that we had recorded in the quarter ended June 30, 2023, resulting in $5,644 of additional deferred tax expense.

Our provision for income taxes fluctuates due to several factors mostly attributable to our legal structure, which are summarized as follows.

Cohen & Company Inc. is treated as a C corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%.  The Company's effective tax rate is significantly different than this rate for the following reasons:

1.  Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the six months ended June 30, 2023, Cohen & Company Inc. owned 27.31% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  The remaining 72.69% that was allocated to the non-controlling members of the Operating LLC is subject to taxation on the members' tax returns.

2. The Operating LLC itself consolidates certain pass-through entities.  Therefore, the income/(loss) of these entities is included in the Company's consolidated results, but no tax expense/(benefit) related to the unowned portions is included.

3.  There are state, local, and foreign taxes to which the Operating LLC or its subsidiaries are subject to, which are included in the effective tax rate.

4.  We also have valuation allowances applied against our carryforward (NOL and NCL) deferred tax assets as well as our tax over book basis in the Operating LLC.  Valuation allowances are applied to deferred tax assets when management determines that the assets may not be fully realized.  This determination requires significant judgement and is primarily based on management's expectations regarding the generation of future taxable income.  ASC 740 indicates that all available evidence should be considered when assessing the need for and the appropriate level of a valuation allowance.  All available evidence includes historical information supplemented by all currently available information about future periods.

Net Income / (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the six months ended June 30, 2023 and 2022 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us therein for the relevant periods.  These interests are not convertible into Common Stock.

SUMMARY CALCULATION OF NON-CONVERTIBLE NON-CONTROLLING INTEREST

For the Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2023	2022	Change
Insurance III SPAC Sponsor Entities	$-	$(483)	$(483)
SPAC PIPE Entities	-	(2,270)	(2,270)
Other SPAC Sponsor Investor	(29)	(16,118)	(16,089)
GP of SPAC Fund	6,629	-	(6,629)
Total	$6,600	$(18,871)	$(25,471)

Insurance SPAC III Sponsor Entities are the sponsor entities formed by us for Insurance SPAC III.  SPAC PIPE Entities are entities that invest in private investment in public equity ("PIPEs") of post business combination SPACs.  Other SPAC Sponsor Investor represents an entity that we consolidate, but do not wholly own, that invests in other SPAC sponsor entities.  The GP of the SPAC Fund is consolidated by us, but we do not wholly own it.

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the six months ended June 30, 2023 and 2022 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us therein for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST

For the Six Months Ended June 30, 2023

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(4,612)	$-	$(4,612)
Income tax expense / (benefit)	(58)	6,192	6,134
Net income / (loss) after tax	(4,554)	(6,192)	(10,746)
Other consolidated subsidiary non-controlling interest	6,600
Net income / (loss) attributable to the Operating LLC	(11,154)
Average effective Operating LLC non-controlling interest % (1)	72.69%
Convertible non-controlling interest	$(8,108)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST

For the Six Months Ended June 30, 2022

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(45,645)	$-	$(45,645)
Income tax expense / (benefit)	(11)	1,784	1,773
Net income / (loss) after tax	(45,634)	(1,784)	(47,418)
Other consolidated subsidiary non-controlling interest	(18,871)
Net income / (loss) attributable to the Operating LLC	(26,763)
Average effective Operating LLC non-controlling interest % (1)	71.28%
Operating LLC non-controlling interest	$(19,078)

(1)

Non-controlling interest is recorded on a quarterly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2023 and 2022.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,		Favorable / (Unfavorable)
	2023	2022	$ Change	% Change
Revenues
Net trading	$7,416	$10,377	$(2,961)	(29%)
Asset management	1,605	1,898	(293)	(15%)
New issue and advisory	1,395	3,481	(2,086)	(60%)
Principal transactions and other income (loss)	12,156	(6,602)	18,758	284%
Total revenues	22,572	9,154	13,418	147%

Operating expenses
Compensation and benefits	10,001	12,214	2,213	18%
Business development, occupancy, equipment	1,318	1,295	(23)	(2%)
Subscriptions, clearing, and execution	2,343	1,972	(371)	(19%)
Professional fee and other operating	1,762	1,692	(70)	(4%)
Depreciation and amortization	149	143	(6)	(4%)
Total operating expenses	15,573	17,316	1,743	10%

Operating income / (loss)	6,999	(8,162)	15,161	186%

Non-operating income / (expense)

Interest expense, net	(1,630)	(1,106)	(524)	(47%)
Income / (loss) from equity method affiliates	(511)	(3,044)	2,533	83%
Income / (loss) before income taxes	4,858	(12,312)	17,170	139%
Income tax expense / (benefit)	5,550	(60)	(5,610)	(9,350%)
Net income / (loss)	(692)	(12,252)	11,560	94%
Less: Net income (loss) attributable to the non-convertible non-controlling interest	6,503	(4,167)	(10,670)	(256%)
Enterprise net income / (loss)	(7,195)	(8,085)	890	11%
Less: Net income (loss) attributable to the convertible non-controlling interest	(594)	(6,228)	(5,634)	(90%)
Net income / (loss) attributable to Cohen & Company Inc.	$(6,601)	$(1,857)	(4,744)	(255%)

Revenues

Revenues increased by $13,418, or 147%, to $22,572 for the three months ended June 30, 2023, as compared to $9,154 for the three months ended June 30, 2022. As discussed in more detail below, the change was comprised of (i) a decrease of $2,961 in net trading revenue; (ii) a decrease of $293 in asset management revenue; (iii) a decrease in new issue and advisory of $2,086; and (iv) an increase of $18,758 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $2,961, or 29%, to $7,416 for the three months ended June 30, 2023, as compared to $10,377 for the three months ended June 30, 2022.  The following table shows the detail by trading group.

NET TRADING

(Dollars in Thousands)

	Three Months Ended June 30,
	2023	2022	Change
Mortgage	$201	$1,748	$(1,547)
Matched book repo	4,016	7,862	(3,846)
High yield corporate	1,046	1,163	(117)
Investment grade corporate	68	438	(370)
Wholesale and other	2,085	(834)	2,919
Total	$7,416	$10,377	$(2,961)

Our net trading revenue includes unrealized gains on our trading investments as of the applicable measurement date that may never be realized due to changes in market or other conditions not under our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized may not be indicative of future results. Furthermore, from time to time, some of the assets included in the investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB valuation hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 7, 8, and 9 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.  We consider our matched book repo business to be subject to significant concentration risk.  See note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

A loss of $313 related to the FGMC bankruptcy is included above in the mortgage group during the three months ended June 30, 2023.  See note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

	As of June 30,		As of December 31,
	2023	2022	2022	2021
Company-sponsored CDOs	$1,034,934	$1,167,484	$1,053,430	$1,239,988
Other Investment Vehicles (1)	1,030,763	1,041,960	1,062,897	1,118,162
Assets under management (2)	$2,065,697	$2,209,444	$2,116,327	$2,358,150

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

Asset management fees decreased by $293, or 15%, to $1,605 for the three months ended June 30, 2023, as compared to $1,898 for the three months ended June 30, 2022, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT

(Dollars in Thousands)

	Three Months Ended June 30,
	2023	2022	Change
CDOs	$409	$492	$(83)
Other	1,196	1,406	(210)
Total	$1,605	$1,898	$(293)

Asset management fees from CDOs decreased mainly due to paydowns of principal and the successful auction of one of our Alesco CDOs in 2022.  Asset management fees from other decreased due to a decrease in fees earned from the SPAC Fund due to the consolidation of the SPAC Fund effective April 1, 2023.  See note 4 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

New Issue and Advisory

New issue and advisory revenue decreased by $2,086 to $1,395 for the three months ended June 30, 2023, as compared to $3,481 for the three months ended June 30, 2022.  The following table summarizes new issue and advisory revenue by business line.

	Three Months Ended June 30,
	2023	2022	Change
Cohen & Company Capital Markets	$870	$1,972	$(1,102)
Commercial Real Estate Originations	-	716	(716)
U.S. Insurance Originations	525	793	(268)
Total	$1,395	$3,481	$(2,086)

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

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss) increased by $18,758 to $12,156 for the three months ended June 30, 2023, as compared to ($6,602) for the three months ended June 30, 2022.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME

(Dollars in Thousands)

	Three Months Ended June 30,
	2023	2022	Change
SFT	$182	$(2,625)	$2,807
LMND	84	(958)	1,042
REE	42	(703)	745
RBT	(284)	-	(284)
HLGN	2	(5,774)	5,776
PAYO	(427)	(165)	(262)
PWP	(35)	(262)	227
SPAC Fund	-	(8)	8
Share forward agreements	9,419	-	9,419
Bridge loan exit fee	3,040	-	3,040
U.S. Insurance JV	185	(190)	375
CREO JV	158	36	122
Stoa USA Inc./ FlipOS	-	4,504	(4,504)
Other	(692)	(790)	98
Total principal transactions	11,674	(6,935)	18,609

IIFC revenue share	240	229	11
All other income / (loss)	242	104	138
Other income	482	333	149

Principal transactions and other income (loss)	$12,156	$(6,602)	$18,758

Principal Transactions

In connection with the investments discussed below, see note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information regarding how we determine the value of such investments. For several of the investments described below, we also had an investment in the same company that was accounted for under the equity method during the periods presented. See discussion of equity method income / (loss) below.

SFT represents equity positions in Shift Technologies, Inc. (NASDAQ: SFT), a publicly traded company that closed a business combination with Insurance SPAC.  As of June 30, 2023, we had total investment in SFT carried at fair value of $367, which was included as a component of other investments, at fair value.

LMND represents equity positions in Lemonade, Inc. (NASDAQ: LMND), a publicly traded company that acquired Metromile, Inc. ("MILE"), which closed a business combination with Insurance SPAC II.  As of June 30, 2023, we had total investment in LMND carried at fair value of $185, which was included as a component of other investments, at fair value.

REE represents equity positions of REE Automotive Ltd. (NASDAQ: REE), a publicly traded company that closed a business combination with 10X Capital Venture Acquisition Corp. As of June 30, 2023, we had a total investment in REE carried at fair value of $285, which was included as a component of other investments, at fair value.

RBT represents equity positions of Rubicon Technologies, Inc. (NYSE: RBT), a publicly traded company that closed a business combination with Founder SPAC. As of June 30, 2023, we had a total investment in RBT carried at fair value of $79, which was included as a component of other investments, at fair value.

HLGN represents equity positions of Heliogen, Inc. (NYSE: HLGN), a publicly traded company that closed a business combination with Athena Technology Acquisition Corp.  As of June 30, 2023, we had a total investment in HLGN carried at fair value of $124, which was included as a component of other investments, at fair value.

PAYO represents equity positions of Payoneer Global, Inc. (NASDAQ: PAYO), a publicly traded company that closed a business combination with FTAC Olympus Acquisition Corp.  As of June 30, 2023, we had a total investment in PAYO carried at fair value of $1,340, which was included as a component of other investments, at fair value.

PWP represents equity positions of Perella Weinberg Partners (NASDAQ: PWP), a publicly traded company that closed a business combination with FTAC IV Acquisition Corp.  As of June 30, 2023, we had a total investment in PWP carried at fair value of $179, which was included as a component of other investments, at fair value.

The SPAC Fund invested in the equity of SPACs. We carried our investment in the SPAC Fund at its reported NAV.  Effective April 1, 2023, we began consolidating the SPAC Fund (see note 4 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

We have engaged in several transactions known as share forward arrangements ("SFAs"). In a typical SFA transaction, we acquire an interest in a publicly traded company and enter into an offsetting derivative with the same company.  Both the interest in the public company and the offsetting derivative are carried at fair value.  The amount shown in the table above represents the net change in fair value recorded during the period.  The interests we hold in SFA counterparties are included as a component of other investments, at fair value.  The derivatives are included as a component of other investments sold, not yet purchased, at fair value.  See note 9 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information.

In 2022, we entered into a bridge loan arrangement with an early stage growth company.  The principal of the bridge loan was repaid in full during the three months ended June 30, 2023.  We earned a gross exit fee of $3,150 in connection with the maturity of this bridge loan.  This exit fee receivable was carried at its fair value of $3,040 as of June 30, 2023.  $1,050 of the exit fee receivable was paid in July 2023.  The exact timing and manner of repayment of the remaining exit fee receivable depends upon a planned upcoming merger of the early stage growth company.  We will carry the exit fee receivable at fair value as a component of our other investments, at fair value until repaid.

The U.S. Insurance JV invests in insurance company debt.  We carry our investment in the U.S. Insurance JV at its reported NAV.  As of June 30, 2023, we had a total investment in the U.S. Insurance JV carried at fair value of $3,073, which was included as a component of other investments, at fair value.

The CREO JV invests in commercial real estate debt.  We carry our investment in the CREO JV at its reported NAV.  As of June 30, 2023, we had a total investment in the CREO JV carried at fair value of $5,474, which was included as a component of other investments, at fair value.

Stoa USA Inc. / FlipOS is a private company in which we own common equity. As of June 30, 2023, we had a total investment in Stoa USA Inc. / FlipOS carried at fair value of $6,770, which was included as a component of other investments, at fair value. See note 24 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income (Loss)

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $5,010.  Also, in any particular year, the IIFC revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses decreased by $1,743, or 10%, to $15,573 for the three months ended June 30, 2023, as compared to $17,316 for the three months ended June 30, 2022. As discussed in more detail below, the change was comprised of (i) a decrease of $2,213 in compensation and benefits; (ii) an increase of $23 in business development, occupancy, and equipment; (iii) an increase of $371 in subscriptions, clearing, and execution; (iv) an increase of $70 in professional fee and other operating; and (v) an increase of $6 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $2,213, or 18%, to $10,001 for the three months ended June 30, 2023, as compared to $12,214 for the three months ended June 30, 2022.

COMPENSATION AND BENEFITS

(Dollars in Thousands)

	Three Months Ended June 30,
	2023	2022	Change
Cash compensation and benefits	$8,892	$11,132	$(2,240)
Equity-based compensation	1,109	1,082	27
Total	$10,001	$12,214	$(2,213)

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  Cash compensation and benefits decreased by $2,240 to $8,892 for the three months ended June 30, 2023, as compared to $11,132 for the three months ended June 30, 2022.  The decrease was due to a decrease in incentive compensation related to revenues, partially offset by increases related to the continued build out of the CCM team.  Our total headcount decreased from 121 at June 30, 2022 to 117 at June 30, 2023.

Equity-based compensation increased by $27 to $1,109 for the three months ended June 30, 2023, as compared to $1,082 for the three months ended June 30, 2022.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $23, or 2%, to $1,318 for the three months ended June 30, 2023, as compared to $1,295 for the three months ended June 30, 2022.  This increase was comprised of an increase in occupancy and equipment of $88, partially offset by a decrease in business development of $65.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $371, or 19%, to $2,343 for the three months ended June 30, 2023, as compared to $1,972 for the three months ended June 30, 2022. This increase was due to an increase of $225 in subscriptions and an increase of $146 in clearing and execution.  The increase in clearing and execution was due to an increase in ECN charges.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $70, or 4%, to $1,762 for the three months ended June 30, 2023, as compared to $1,692 for the three months ended June 30, 2022. This increase was comprised of an increase in professional fees of $22 and an increase in other operating expense of $48.

Depreciation and Amortization

Depreciation and amortization increased by $6, or 4%, to $149 for the three months ended June 30, 2023, as compared to $143 for the three months ended June 30, 2022.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $524 to $1,630 for the three months ended June 30, 2023, as compared to $1,106 for the three months ended June 30, 2022.

INTEREST EXPENSE

(Dollars in Thousands)

	Three Months Ended June 30,
	2023	2022	Change
Junior subordinated notes	$1,276	$756	$520
2020 Senior Notes	112	112	-
Byline Bank	158	62	96
Redeemable Financial Instrument - JKD Capital Partners I LTD	84	176	(92)
	$1,630	$1,106	$524

See notes 15 and 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates increased by $2,533 to ($511) for the three months ended June 30, 2023, as compared to ($3,044) for the three months ended June 30, 2022.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
	2023	2022	Change
Insurance SPACs	$-	$(366)	$366
Dutch Real Estate Entities	70	(257)	327
SPAC Sponsor Entities and Other	(581)	(2,421)	1,840
Total	$(511)	$(3,044)	$2,533

SPAC Sponsor Entities includes both indirect and direct investments in SPAC Sponsor Entities.  Several of these SPAC Sponsor Entities are invested in SPACs that have completed their business combinations.  Those SPAC Sponsor Entities hold restricted and unrestricted equity interests in the public post-merger entities.  We account for our investments in SPAC Sponsor Entities under the equity method of accounting.  If a SPAC Sponsor Entity distributes SPAC shares to us, we account for those SPAC shares as a component of other investments, at fair value.  The following table shows the equity method income / (loss) included in SPAC Sponsor Entities and Other above broken out by the ultimate public company investee.  For several of the investments described below, we also had an investment in the same company accounted for at fair value as a component of other investments, at fair value during the periods presented. See discussion of principal transactions above.

	Three Months Ended June 30,
	2023	2022	Change
WEJO	$-	$(1,065)	$1,065
DRTS	3	(241)	244
Other	(584)	(1,115)	531
Total	$(581)	$(2,421)	$1,840

As of June 30, 2023, our equity method investment in the sponsor entity of the predecessor SPAC of WEJO was $0.  However, during the periods presented, we held WEJO shares as a component of other investments, at fair value as of June 30, 2023.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

As of June 30, 2023, our equity method investment in the sponsor entity of the predecessor SPAC of DRTS was $0.  However, during the periods presented, we held DRTS shares as a component of other investments, at fair value as of June 30, 2023.

The remaining investments in SPAC Sponsor Entities and Other represent investments in SPAC sponsor entities that have not yet completed a business combination and other equity method investments.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q

Income Tax Expense / (Benefit)

Income tax expense / (benefit) increased by $5,610 to $5,550 for the three months ended June 30, 2023, as compared to ($60) for the three months ended June 30, 2022.

	For the Three Months Ended June 30,
	2023	2022	Change
Current	$(664)	$42	$706
Deferred	6,214	(102)	(6,316)
Total	$5,550	$(60)	$(5,610)

Of the $5,550 of income tax expense recognized during the six months ended June 30, 2023, $5,644 represented deferred income tax expense recorded as a result of an increase in the valuation allowance recorded against our carryforward assets. We currently expect to have federal NOL carryforwards of $98,819, federal NCL carryforwards of $59,729, as well as significant state NOL carryforwards in several states and cities where we do business, as of December 31, 2023.  According to ASC 740 Income Taxes, we should record an offsetting valuation allowance against these deferred tax assets in an amount such that the net asset recognized represents amounts that we believe are more likely than not to be realized.  In making this determination, we must estimate the future amounts of taxable income we will generate in each taxing jurisdiction.  We then must consider the remaining statutory time period available for each carryforward asset, as well as other statutory limitations on usage such as annual limits and income type limits (capital vs. ordinary).  Due to significant losses incurred recently as well as the overall market conditions that we face generally, in the quarter ended June 30, 2023, we revised downward the amount of carryforward assets we believe will be realizable in the future above a more likely than not standard.  Accordingly, we increased the valuation allowances we had recorded in the quarter ended June 30, 2023, resulting in $5,644 of additional deferred tax expense.

Our provision for income taxes fluctuates due to several factors mostly attributable to our legal structure, which are summarized as follows.

Cohen & Company Inc. is treated as a C corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%.  The Company's effective tax rate is significantly different than this rate for the following reasons:

1.  Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the six months ended June 30, 2023, Cohen & Company Inc. owned 27.31% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  The remaining 72.69% that was allocated to the non-controlling members of the Operating LLC is subject to taxation on such members' tax returns.

2. The Operating LLC itself consolidates certain pass-through entities.  Therefore, the income/(loss) of these entities is included in the Company's consolidated results, but no tax expense/(benefit) related to the unowned portions is included.

3.  There are state, local, and foreign taxes to which the Operating LLC or its subsidiaries are subject to, which are included in the effective tax rate.

4.  We also have valuation allowances applied against our carryforward (NOL and NCL) deferred tax assets as well as our tax over book basis in the Operating LLC.  Valuation allowances are applied to deferred tax assets when management determines that the assets may not be fully realized.  This determination requires significant judgement and is primarily based on management's expectations regarding the generation of future taxable income.  ASC 740 indicates that all available evidence should be considered when assessing the need for and the appropriate level of a valuation allowance.  All available evidence includes historical information supplemented by all currently available information about future periods.

Net Income / (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the three months ended June 30, 2023 and 2022 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us therein for the relevant periods.  These interests are not convertible into Common Stock.

SUMMARY CALCULATION OF NON-CONVERTIBLE NON-CONTROLLING INTEREST

For the Three Months Ended June 30, 2023

	Three Months Ended June 30,
	2023	2022	Change
Insurance III SPAC Sponsor Entities	$-	$(185)	$(185)
SPAC PIPE Entities	-	(188)	(188)
Other SPAC Sponsor Investor	(12)	(3,794)	(3,782)
GP of SPAC Fund	6,515	-	(6,515)
Total	$6,503	$(4,167)	$(10,670)

Insurance III SPAC Sponsor Entities are the sponsor entities formed by us for the Insurance SPAC III.  Other SPAC Sponsor Investor represents an entity that we consolidate, but do not wholly own, that invests in other SPAC sponsor entities.  The GP of the SPAC Fund is consolidated by us, but we do not wholly own it.

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the three months ended June 30, 2023 and 2022 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us therein for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST

For the Three Months Ended June 30, 2023

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$4,858	$-	$4,858
Income tax expense / (benefit)	(804)	6,354	5,550
Net income / (loss) after tax	5,662	(6,354)	(692)
Other consolidated subsidiary non-controlling interest	6,503
Net income / (loss) attributable to the Operating LLC	(841)
Average effective Operating LLC non-controlling interest % (1)	70.63%
Operating LLC non-controlling interest	$(594)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST

For the Three Months Ended June 30, 2022

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(12,312)	$-	$(12,312)
Income tax expense / (benefit)	(122)	62	(60)
Net income / (loss) after tax	(12,190)	(62)	(12,252)
Other consolidated subsidiary non-controlling interest	(4,167)
Net income / (loss) attributable to the Operating LLC	(8,023)
Average effective Operating LLC non-controlling interest % (1)	77.63%
Operating LLC non-controlling interest	(6,228)

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through a distribution or a loan. CCFESA is subject to the regulations of the ACPR, which imposes minimum capital requirements.  See note 25 to our consolidated financial statements included in our Annual Report for the year ended December 31, 2022 on Form 10-K.

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

On July 29, 2021, our board of directors reinstated our quarterly dividend declaring a cash dividend of $0.25 per share.  We have paid a quarterly cash dividend of $0.25 regularly since that date.  In addition to our routine quarterly distribution, on March 8, 2022, our board of directors declared a special cash dividend of $0.75 per share.  On August 2, 2023, our board of directors declared a quarterly dividend of $0.25 per share payable on September 1, 2023 to shareholders of record on August 18, 2023.

During the three months ended June 30, 2023 and 2022, we had the following other financing transactions in excess of $1,000.  This excludes non-cash transactions.  See note 23 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

During the six months ended June 30, 2023:

●	We drew and repaid $15,000 on the Byline Bank line of credit.
●	We made distributions to the non-convertible non-controlling interest of $2,266.

During the six months ended June 30, 2022:

●	We issued a new 2020 Senior Note for $2,250 and used the proceeds to pay off an existing 2020 Senior Note.
●	We paid dividends of $1,843.
●	We made distributions to the non-convertible non-controlling interest of $4,535.

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

As of June 30, 2023 and December 31, 2022, we maintained cash and cash equivalents of $ 12,166 and $ 29,101, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION

(Dollars in Thousands)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities	$(35,667)	$5,641
Cash flow from investing activities	22,851	2,626
Cash flow from financing activities	(4,220)	(8,486)
Effect of exchange rate on cash	101	(280)
Net cash flow	(16,935)	(499)
Cash and cash equivalents, beginning	29,101	50,567
Cash and cash equivalents, ending	$12,166	$50,068

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Six Months Ended June 30, 2023

As of June 30, 2023, our cash and cash equivalents were $ 12,166, representing a decrease of $ 16,935 from December 31, 2022. The decrease was attributable to cash used in operating activities of $ 35,667, cash provided by investing activities of $ 22,851, cash used in financing activities of $ 4,220, and an increase in cash caused by the change in exchange rates of $ 101.

The cash used in operating activities of $ 35,667 was comprised of (a) net cash outflows of $ 87,177 related to working capital fluctuations; (b) net cash inflows of $ 61,522 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c)  net cash outflows from other earnings items of $ 10,012 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), non cash revenue, realized and unrealized gains and losses and accretion of income on other investments, income/(loss) from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $ 22,851 was comprised of (a) $25,885 of sales of other investments sold, not yet purchased, at fair value; (b) $57,140 of sales of other investments, at fair value; (c) $3 in distributions received from equity method affiliates; partially offset by (d) $58,723 of cash used to purchase other investments, at fair value; (e) $112 of cash used to purchase other investments sold, not yet purchased, at fair value; (f) $1,124 of cash used to invest in equity method affiliates; and (g) $218 in cash used to purchase furniture, equipment, and leasehold improvements.

The cash used in financing activities of $ 4,220 was comprised of (a) $175 in cash used to net settle equity awards; (b) $984 in cash used to pay dividends; (c) $2,266 in convertible non-controlling interest distributions; (d) $833 in redemption of convertible non-controlling interests; partially offset by (e) $38 in investments received from non-controlling interests.  We also drew and repaid $15,000 on the Byline Bank line of credit.

Six Months Ended June 30, 2022

As of June 30, 2022, our cash and cash equivalents were $ 50,068, representing a decrease of $ 499 from December 31, 2021. The decrease was attributable to cash provided by operating activities of $ 5,641, cash provided by investing activities of $ 2,626, cash used in financing activities of $ 8,486, and a decrease in cash caused by the change in exchange rates of $ 280.

The cash provided by operating activities of $ 5,641 was comprised of (a) net cash inflows of $ 1,338 related to working capital fluctuations; (b) net cash inflows of $ 6,927 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c)  net cash outflows from other earnings items of $ 2,624 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income/(loss) from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

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

The cash used in financing activities of $ 8,486 was comprised of (a) $2,250 used to repay debt, (b) $234 used to net settle equity awards, (c) $1,843 used to pay dividends, (d) $4,535 used to pay distributions to the convertible non-controlling interest; (e) $1,883 of distributions to the non-convertible non-controlling interest; partially offset by (f) $2,250 in proceeds from issuance of debt; and (g) $9 in non-convertible non-controlling interest investments.

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFESA in France. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. CCFESA is subject to the regulations of the ACPR. The amount of net assets that these subsidiaries may distribute is subject to restrictions under the applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at June 30, 2023 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS

(Dollars in Thousands)

June 30, 2023
United States	$250
Europe	497
Total	$747

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at June 30, 2023, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $51,042. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Restrictions of Distributions of Capital from JVB

As of June 30, 2023, our total equity on a consolidated basis was $81,311 and the total equity of JVB was $76,776.  Therefore, only $4,535 of equity exists outside of JVB.

From time to time, we may need to take distributions of income (and potentially returns of capital) from JVB to satisfy the cash needs as a result of the losses incurred outside of JVB or to satisfy other obligations that come due outside of JVB.  However, we are subject to significant limitations on our ability to make distributions from JVB.  These limitations include limitations imposed by FINRA under rule 15c3-1 (described immediately above) and limitations under our line of credit with Byline Bank (see note 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).  Furthermore, counterparties to JVB have their own internal counterparty credit requirements.  The specific requirements are not generally shared with us.  However, if we take too much in capital distributions from JVB (beyond its net income), we may not be able to trade with certain counterparties, which may cause JVB’s operations to deteriorate.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the six months ended June 30, 2023 and the twelve months ended December 31, 2022 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Six Months Ended June 30, 2023	For the Twelve Months Ended December 31, 2022
Receivables under resale agreements
Period end	$457,528	$437,692
Monthly average	$406,825	$1,628,141
Maximum month end	$457,528	$3,006,658
Securities sold under agreements to repurchase
Period end	$457,351	$452,797
Monthly average	$421,788	$1,649,310
Maximum month end	$457,351	$3,002,514

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

DETAIL OF DEBT

(Dollars in Thousands)

	As of	As of	Interest
Description	June 30, 2023	December 31, 2022	Rate Terms	Interest (2)	Maturity
Non-convertible debt:
10.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	10.00%	January 2024

Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	9.30%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	9.31%	March 2035
Less unamortized discount	(23,301)	(23,601)
	24,824	24,524

Byline Bank	-	-	Variable	NA	December 2023
Total	$29,324	$29,024

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of June 30, 2023 on a combined basis was 21.09% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

As of June 30, 2023 and December 31, 2022, we had a redeemable financial instrument payable to JKD Investor.  See note 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 14 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of June 30, 2023.

Contractual Obligations

The table below summarizes our significant contractual obligations as of June 30, 2023 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements. In addition, amortization of discount on debt is excluded.

CONTRACTUAL OBLIGATIONS

June 30, 2023

(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$10,554	$2,506	$3,523	$3,035	$1,490
Maturity of 2020 Senior Notes (1)	4,500	4,500	-	-	-
Interest on 2020 Senior Notes (1)	377	377	-	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	60,036	4,553	9,106	9,106	37,271
Redeemable Financial Instrument - JKD Capital Investor (3)	7,868	7,868	-	-	-
Other Operating Obligations (4)	1,142	829	313	-	-
	$132,602	$20,633	$12,942	$12,141	$86,886

(1)

The 2020 Senior Notes mature on January 31, 2024.  However, any time after January 31, 2023, the holder can give us 31 days' notice and require full repayment.  For purposes of the table above, we show the maturity on the earlier date, but show the interest payments out to the stated maturity date.

(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 9.30% (based on a 90-day LIBOR rate in effect as of June 30, 2023 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 9.69% (based on a 90-day LIBOR rate in effect as of June 30, 2023 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. Our industry is subject to a number of highly complex accounting rules and requirements many of which place heavy burdens on management to make judgments relating to our business. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended June 30, 2023, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of June 30, 2023, we would incur a loss of $1,248 if the yield curve rises 100 bps across all maturities and a gain of $1,245 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We also hold a significant amount of equity in public companies that recently completed a merger with a SPAC we sponsored or invested in. A significant portion of the equity we hold in these types of entities are subject to sale restrictions. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions or in some cases entering into derivatives trades to hedge this exposure. We also have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of June 30, 2023, our equity price sensitivity was $1,215 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of June 30, 2023, a 100 bps change in the appropriate variable base rate would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,072 as of June 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the Company’s board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2023. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at June 30, 2023.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
April 1 through April 30, 2023	-	$-	-	34,704
May 1 through May 31, 2023	-	$-	-	34,704
June 1 through June 30, 2023	-	$-	-	34,704
Total	-		-

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
10.1	Third Amended and Restated Loan Agreement, dated June 9, 2023, by and between J.V.B. Financial Group, LLC and Byline Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2023.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted inline XBRL: (i) the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2023 and 2022, (iii) the Consolidated Statements of Changes in Equity for the Three and Six Months Ended June 30, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN
Lester R. Brafman
Date: August 7, 2023		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: August 7, 2023		Executive Vice President, Chief Financial Officer, and Treasurer