Form 10-Q
period 2023-09-30
Cohen & Co Inc.
filed 2023-11-03
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of  October 31, 2023, there were 1,821,347 shares of common stock ($0.01 par value per share) of Cohen & Company Inc. ("Common Stock") outstanding.

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

September 30, 2023

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

●	economic uncertainty and capital markets disruption, which have been significantly impacted by geopolitical instability;
●	losses and reduced transaction volumes as a result of increasing interest rates and inflation;
●

risks and liabilities due to our investments in the equity interests of SPACs and SPAC sponsor entities including the risk of increased regulation applicable to SPACs, risks regarding litigation in connection with the SPACs in which we invest and those which we sponsor, uncertainty of whether the SPACs in which we invest and those we sponsor will consummate a business combination, significant competition for business opportunities in the SPAC industry, write-downs or write-offs with respect to the securities which we hold subsequent to the consummation of an initial business combination by the SPACs in which we invest and those which we sponsor, and the target of a SPAC being an early-stage and financially unstable company;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2023
	(unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$13,350	$29,101
Receivables from brokers, dealers, and clearing agencies	106,740	140,933
Due from related parties	800	787
Other receivables	5,947	9,527
Investments-trading	193,476	211,828
Other investments, at fair value	40,324	28,022
Receivables under resale agreements	418,134	437,692
Investments in equity method affiliates	8,760	8,929
Deferred income taxes	1,735	6,934
Goodwill	109	109
Right-of-use asset - operating leases	8,055	9,647
Other assets	3,569	3,546
Total assets	$800,999	$887,055

Liabilities
Payables to brokers, dealers, and clearing agencies	$129,773	$134,985
Accounts payable and other liabilities	6,217	11,439
Accrued compensation	14,337	12,434
Lease liability - operating leases	8,772	10,447
Trading securities sold, not yet purchased	95,755	133,957
Other investments sold, not yet purchased, at fair value	18,131	78
Securities sold under agreements to repurchase	417,946	452,797
Redeemable financial instruments	7,868	7,868
Debt	29,479	29,024
Total liabilities	728,278	793,029

Commitments and contingencies (See note 21)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized, 27,413,098 shares issued and outstanding	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,821,347 and 1,774,342 shares issued and outstanding, respectively, including 299,491 and 341,059 unvested or restricted share awards, respectively	18	17
Additional paid-in capital	74,264	72,801
Accumulated other comprehensive loss	(972)	(955)
Accumulated deficit	(36,181)	(25,151)
Total stockholders' equity	37,156	46,739
Non-controlling interest	35,565	47,287
Total equity	72,721	94,026
Total liabilities and equity	$800,999	$887,055

(

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Net trading	$7,491	$7,966	$23,117	$30,365
Asset management	1,788	3,456	5,418	7,243
New issue and advisory	7,247	13,235	9,542	20,486
Principal transactions and other income (loss)	595	(1,192)	10,440	(26,157)
Total revenues	17,121	23,465	48,517	31,937

Operating expenses
Compensation and benefits	15,219	15,227	35,757	41,320
Business development, occupancy, equipment	1,268	1,234	3,887	3,777
Subscriptions, clearing, and execution	2,409	2,112	6,877	6,025
Professional fee and other operating	2,189	1,905	6,151	5,593
Depreciation and amortization	140	139	433	414
Total operating expenses	21,225	20,617	53,105	57,129

Operating income (loss)	(4,104)	2,848	(4,588)	(25,192)

Non-operating income (expense)
Interest expense, net	(1,685)	(1,346)	(4,907)	(3,803)
Income (loss) from equity method affiliates	(702)	618	(1,608)	(14,530)
Income (loss) before income tax expense (benefit)	(6,491)	2,120	(11,103)	(43,525)
Income tax expense (benefit)	(755)	1,761	5,379	3,534
Net income (loss)	(5,736)	359	(16,482)	(47,059)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	1,936	(109)	8,536	(18,980)
Enterprise net income (loss)	(7,672)	468	(25,018)	(28,079)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	(7,249)	1,387	(15,357)	(17,691)
Net (loss) attributable to Cohen & Company Inc.	$(423)	$(919)	$(9,661)	$(10,388)
(Loss) per share data (see note 20)
(Loss) per common share-basic:
Basic (loss) per common share	$(0.28)	$(0.64)	$(6.40)	$(7.33)
Weighted average shares outstanding-basic	1,521,856	1,428,883	1,510,498	1,417,358
(Loss) per common share-diluted:
Diluted (loss) per common share	$(0.28)	$(0.64)	$(6.40)	$(7.33)
Weighted average shares outstanding-diluted	5,536,106	1,428,883	1,510,498	1,417,358

Comprehensive income (loss)
Net income (loss)	$(5,736)	$359	$(16,482)	$(47,059)
Other comprehensive (loss) item:
Foreign currency translation adjustments, net of tax of $0	(77)	(127)	(22)	(392)
Other comprehensive (loss), net of tax of $0	(77)	(127)	(22)	(392)
Comprehensive income (loss)	(5,813)	232	(16,504)	(47,451)
Less: comprehensive income (loss) attributable to the non-controlling interest	(5,369)	1,184	(6,835)	(36,958)
Comprehensive (loss) attributable to Cohen & Company Inc.	$(444)	$(952)	$(9,669)	$(10,493)

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Nine Months Ended September 30, 2023
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2022	$27	$17	$72,801	$(25,151)	$(955)	$46,739	$47,287	$94,026
Net (loss)	-	-	-	(2,637)	-	(2,637)	(7,417)	(10,054)
Other comprehensive income	-	-	-	-	10	10	35	45
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	582	-	(12)	570	(570)	-
Equity-based compensation	-	1	299	-	-	300	789	1,089
Shares withheld for employee taxes	-	-	(46)	-	-	(46)	(118)	(164)
Dividends/distributions to convertible non-controlling interest	-	-	-	(594)	-	(594)	(1,187)	(1,781)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(834)	(834)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	38	38
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	-	-
March 31, 2023	$27	$18	$73,636	$(28,382)	$(957)	$44,342	$38,023	$82,365
Net income (loss)	-	-	-	(6,601)	-	(6,601)	5,909	$(692)
Other comprehensive income	-	-	-	-	3	3	7	10
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	30	-	(1)	29	(29)	-
Equity-based compensation	-	-	304	-	-	304	804	1,108
Shares withheld for employee taxes	-	-	(3)	-	-	(3)	(9)	(12)
Dividends/distributions to convertible non-controlling interest	-	-	-	(390)	-	(390)	(1,079)	(1,469)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	1	1
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	-	-
June 30, 2023	$27	$18	$73,967	$(35,373)	$(955)	$37,684	$43,627	$81,311
Net (loss)	-	-	-	(423)	-	(423)	(5,313)	$(5,736)
Other comprehensive (loss)	-	-	-	-	(21)	(21)	(56)	(77)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	-	-	-	-	-	-
Equity-based compensation	-	-	297	-	-	297	782	1,079
Shares withheld for employee taxes	-	-	-	-	-	-	-	-
Dividends/distributions to convertible non-controlling interest	-	-	-	(385)	4	(381)	(1,075)	(1,456)
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(2,400)	(2,400)
September 30, 2023	$27	$18	$74,264	$(36,181)	$(972)	$37,156	$35,565	$72,721

	Cohen & Company Inc.
	Nine Months Ended September 30, 2022
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2021	$27	$17	$72,006	$(9,204)	$(905)	$61,941	$89,492	$151,433
Net (loss)	-	-	-	(7,612)	-	(7,612)	(27,554)	(35,166)
Other comprehensive loss	-	-	-	-	(19)	(19)	(47)	(66)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(292)	-	4	(288)	288	-
Equity-based compensation and vesting of shares	-	-	338	-	-	338	766	1,104
Shares withheld for employee taxes	-	-	(72)	-	-	(72)	(145)	(217)
Dividends/distributions to convertible non-controlling interest	-	-	-	(1,481)	-	(1,481)	(3,475)	(4,956)
Convertible non-controlling interest investment	-	-	-	-	-	-	15,000	15,000
Non-convertible non-controlling interest investment	-	-	-	-	-	-	6	6
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(5,660)	(5,660)
March 31, 2022	$27	$17	$71,980	$(18,297)	$(920)	$52,807	$68,671	$121,478
Net (loss)	-	-	-	(1,857)	-	(1,857)	(10,395)	(12,252)
Other comprehensive loss	-	-	-	-	(53)	(53)	(146)	(199)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	(89)	-	1	(88)	88	-
Equity-based compensation and vesting of shares	-	-	287	-	-	287	795	1,082
Shares withheld for employee taxes	-		(4)	-	-	(4)	(13)	(17)
Dividends/distributions to convertible non-controlling interest	-	-	-	(362)	-	(362)	(1,060)	(1,422)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	3	3
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(2,640)	(2,640)
June 30, 2022	$27	$17	$72,174	$(20,516)	$(972)	$50,730	$55,303	$106,033
Net income (loss)	-	-	-	(919)	-	(919)	1,278	359
Other comprehensive income	-	-	-	-	(33)	(33)	(94)	(127)
Common stock issued, net	-	-	-	-	-	-	-	-
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	-	-	-	-	-	-
Equity-based compensation and vesting of shares	-	-	286	-	-	286	793	1,079
Shares withheld for employee taxes	-	-	-	-	-	-	-	-
Purchase and retirement of Common Stock	-	-	-	-	-	-	-	-
Dividends/distributions to convertible non-controlling interest	-	-	-	(358)	-	(358)	(1,000)	(1,358)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	-	-
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(353)	(353)
September 30, 2022	$27	$17	$72,460	$(21,793)	$(1,005)	$49,706	$55,927	$105,633

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income (loss)	$(16,482)	$(47,059)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	3,275	3,265
Loss (gain) on other investments, at fair value	38,960	26,451
Loss (gain) on other investments, sold not yet purchased	(48,269)	525
Noncash advisory fees received	(492)	-
(Income) loss from equity method affiliates	1,608	14,530
Depreciation and amortization	433	414
Amortization of discount on debt	455	485
Deferred tax provision (benefit)	5,199	3,340
Change in operating assets and liabilities, net:
Change in receivables from / payables to brokers, dealers, and clearing agencies	97,047	(82,014)
Change in receivables from / payables to related parties, net	(13)	2,817
(Increase) decrease in other receivables	3,580	(17,536)
(Increase) decrease in investments-trading	18,352	(47,958)
(Increase) decrease in receivables under resale agreements	19,558	2,475,987
(Increase) decrease in other assets	1,499	780
Increase (decrease) in accounts payable and other liabilities	(89,737)	5,647
Increase (decrease) in accrued compensation	1,903	(3,252)
Increase (decrease) in trading securities sold, not yet purchased	(38,202)	89,567
Increase (decrease) in securities sold under agreements to repurchase	(34,851)	(2,421,742)
Net cash provided by (used in) operating activities	(36,177)	4,247
Investing activities
Purchase of other investments, at fair value	(55,605)	(8,651)
Purchase of other investments sold, not yet purchased, at fair value	(1,112)	(5,994)
Sales and returns of principal - other investments, at fair value	51,412	15,791
Sales and returns of principal - other investments sold, not yet purchased, at fair value	35,955	3,054
Investment in equity method affiliate	(1,806)	(617)
Distribution from equity method affiliate	5	75
Purchase of furniture, equipment, and leasehold improvements	(300)	(482)
Net cash provided by (used in) investing activities	28,549	3,176
Financing activities
Proceeds from debt	15,000	2,250
Repayment of debt	(15,000)	(2,250)
Cash used to net share settle equity awards	(175)	(234)
Cohen & Company Inc. dividends	(1,369)	(2,201)
Convertible non-controlling interest distributions	(3,341)	(5,535)
Redemption of convertible non-controlling interest units	(834)	-
Non-convertible non-controlling interest investment	39	9
Non-convertible non-controlling interest distributions	(2,400)	(2,236)
Net cash provided by (used in) financing activities	(8,080)	(10,197)
Effect of exchange rate on cash	(43)	(506)
Net increase (decrease) in cash and cash equivalents	(15,751)	(3,280)
Cash and cash equivalents, beginning of period	29,101	50,567
Cash and cash equivalents, end of period	$13,350	$47,287

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

The Company

The Company is a financial services company specializing in an expanding range of capital markets and asset management services. As of September 30, 2023, the Company had $2.01 billion in assets under management (“AUM”) of which $1.0 billion was in collateralized debt obligations (“CDOs”). The remaining portion of AUM was from a diversified mix of Investment Vehicles (as defined herein).

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

●	Revenue earned on the Company’s gestation repo financing program; and
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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

In August 2023, the FASB issued ASU 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement.  The ASU applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture) as defined in the FASB Accounting Standards Codification Master Glossary. The amendments in the ASU require that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value. The ASU is effective on a prospective basis for all joint ventures with a formation date on or after January 1, 2025. Early adoption of ASU No. 2023-05 is permitted in any interim or annual period in which financial statements have not yet been issued. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the Company's debt was assumed in the AFN Merger and recorded at fair value as of that date. As of September 30, 2023 and December 31, 2022, the fair value of the Company’s debt was estimated to be $35,499 and $34,679, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the value hierarchy.

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

4. OTHER RECENT BUSINESS TRANSACTIONS OR EVENTS

Consolidation of the SPAC Fund

Prior to March 31, 2023, the general partner of the SPAC Fund (“GP of the SPAC Fund”) had an investment in the SPAC Fund, the potential to earn incentive fees, and did not consolidate the SPAC Fund.  Effective April 1, 2023, all of the investors in the SPAC Fund, other than the GP of the SPAC Fund, redeemed all of their interests in the SPAC Fund. Therefore, effective April 1, 2023, the GP of the SPAC Fund became the sole owner of the SPAC Fund and began consolidating it. The Company owns an interest in and consolidates the GP of the SPAC Fund. Effective April 1, 2023, the Company began consolidating the SPAC Fund as well. The Company recorded the following entry upon consolidation:

Asset/(Liability)
Cash and cash equivalents	$257
Receivables from brokers, dealers, and clearing agencies	68,066
Other investments, at fair value	40,388
Other assets	108
Accounts payable and other liabilities	(82,968)
Other investments sold, not yet purchased	(25,806)
GP of the SPAC Fund's remaining investment in the SPAC Fund	$45

As of  September 30, 2023, all amounts due to the redeeming investors in the SPAC Fund were paid in full.

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

On January 31, 2022, the Operating LLC and JKD Investor entered into a note purchase agreement (the "2022 Purchase Agreement"), pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor an amended and restated senior promissory note in the aggregate principal amount of $4,500 (the “Amended and Restated Note”), which Amended and Restated Note amended and restated the JKD Note in its entirety.  The 2022 Purchase Agreement contains customary representations and warranties on the part of each of JKD Investor and the Operating LLC. The Company used these proceeds to retire the $2,250 of the 2020 Senior Notes held by RNCS.  See notes 16 and 24.

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

As a result of the liquidation of Insurance SPAC III, the Company recorded an equity method loss of $5,896 for the year ended December 31, 2022, which included a write-off of the amounts advanced to Insurance SPAC III from the Operating LLC as well as amounts invested. Of this loss, $4,808 was allocated to the non-convertible non-controlling interests. Therefore, the net impact to the Operating LLC was a loss of $1,088.

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net realized gains (losses) - trading inventory	$3,250	$922	$13,967	$10,649
Net unrealized gains (losses) - trading inventory	693	742	(1,581)	(5,448)
Net gains and losses	3,943	1,664	12,386	5,201

Interest income- trading inventory	1,232	478	2,885	2,314
Interest income-reverse repos	8,115	11,831	20,647	39,831
Interest income	9,347	12,309	23,532	42,145

Interest expense-repos	(7,214)	(9,455)	(18,299)	(24,676)
Interest expense-margin payable	(1,744)	(848)	(4,610)	(1,456)
Interest expense	(8,958)	(10,303)	(22,909)	(26,132)

Other trading revenue	3,159	4,296	10,108	9,151

Net trading	$7,491	$7,966	$23,117	$30,365

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 7.  For discussion of margin payable, see note 6.  Other trading revenue includes revenue earned on our agency repo business (see note 10).

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	September 30, 2023	December 31, 2022
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	35,051	-
Receivables from clearing agencies	71,439	140,683
Receivables from brokers, dealers, and clearing agencies	$106,740	$140,933

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	September 30, 2023	December 31, 2022
Unsettled regular way trades, net	$-	$3,238
Margin payable	129,773	131,747
Payables to brokers, dealers, and clearing agencies	$129,773	$134,985

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

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING

(Dollars in Thousands)

	September 30, 2023	December 31, 2022
ABS	$-	$1
Corporate bonds and redeemable preferred stock	51,584	44,572
Derivatives	6,024	4,669
Equity securities	950	220
Municipal bonds	14,084	19,502
Residential mortgage loans	3,139	13,506
RMBS	9	7
U.S. government agency debt securities	88,780	19,683
U.S. government agency MBS and CMOs	24,034	97,276
U.S. Treasury securities	4,872	12,392
Investments-trading	$193,476	$211,828

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

	September 30, 2023	December 31, 2022
Corporate bonds and redeemable preferred stock	$45,045	$61,310
Derivatives	6,014	1,177
Equity securities	144	51
U.S. government agency debt securities	10	32
U.S. government agency MBS and CMOs	1	1
U.S. Treasury securities	44,541	71,386
Trading securities sold, not yet purchased	$95,755	$133,957

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other Investments, at Fair Value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	September 30, 2023	December 31, 2022
Equity securities	$19,646	$13,725
Equity derivatives	2,110	-
Restricted equity securities	3,020	3,135
Corporate bonds and redeemable preferred stock	476	476
Fair value receivables	6,032	-
CREO JV	5,834	6,568
U.S. Insurance JV	3,073	3,459
SPAC Fund	-	527
Residential mortgage loans	133	132
Other investments, at fair value	$40,324	$28,022

As of September 30, 2023, $18,486 of unrestricted equity securities, $2,110 of equity derivatives, $427 of restricted equity securities, and $3,982 of the fair value receivables represented long positions related to share forward arrangements entered into by the Company. As of December 31, 2022, there were no other investments, at fair value related to share forward arrangements.   See description of share forward arrangements in note 9.

A total of $1,154 and $1,673 of the amounts shown as other investments, at fair value above served as collateral for the Company's margin loan payable as of  September 30, 2023 and December 31, 2022, respectively.  See note 6.

Other Investments Sold, Not Yet Purchased, at Fair Value

Other investments, sold not yet purchased, at fair value consisted of the following.

OTHER INVESTMENTS SOLD, NOT YET PURCHASED, AT FAIR VALUE

(Dollars in Thousands)

	September 30, 2023	December 31, 2022
Equity securities	$81	$78
Share forward liabilities	18,050	-
Other investments sold, not yet purchased, at fair value	$18,131	$78

As of September 30, 2023, the share forward liabilities represented derivative positions related to share forward arrangements entered into by the Company.  See description of share forward arrangements in note 9.

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

The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended September 30, 2023 and 2022 of ($24,981) and ($714), respectively. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, at fair value during the nine months ended September 30, 2023 and 2022 of ($38,960) and ($26,451), respectively.

The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, sold not yet purchased during the three months ended September 30, 2023 and 2022 of $25,218 and ($782), respectively. The Company recognized net gains (losses) related to changes in fair value of investments that are included as a component of other investments, sold not yet purchased during the nine months ended September 30, 2023 and 2022 of $48,269 and ($525), respectively.

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

Level 2           Financial assets and liabilities with values that are based on one or more of the following:

1.	Quoted prices for similar assets or liabilities in active markets;
2.	Quoted prices for identical or similar assets or liabilities in non-active markets;
3.	Pricing models with inputs that are derived, other than quoted prices, and observable for substantially the full term of the asset or liability; or
4.	Pricing models with inputs that are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of September 30, 2023 and December 31, 2022, and indicates the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
September 30, 2023

(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
Corporate bonds and redeemable preferred stock	$51,584	$-	$51,584	$-
Derivatives	6,024	-	6,024	-
Equity securities	950	563	387	-
Municipal bonds	14,084	-	14,084	-
Residential mortgage loans	3,139	-	3,139	-
RMBS	9	-	9	-
U.S. government agency debt securities	88,780	-	88,780	-
U.S. government agency MBS and CMOs	24,034	-	24,034	-
U.S. Treasury securities	4,872	4,872	-	-
Total investments - trading	$193,476	$5,435	$188,041	$-

Other investments, at fair value:
Equity securities	$19,646	$19,646	$-	$-
Equity derivatives	2,110	-	2,110	-
Restricted equity securities	3,020	-	3,020	-
Corporate bonds and redeemable preferred stock	476	-	476	-
Fair value receivables	6,032	-	6,032	-
Residential mortgage loans	133	-	133	-
	31,417	$19,646	$11,771	$-
Investments measured at NAV (1)	8,907
Total other investments, at fair value	$40,324

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$45,045	$-	$45,045	$-
Derivatives	6,014	-	6,014	-
Equity securities	144	144	-	-
U.S. government agency debt securities	10	-	10	-
U.S. government agency MBS and CMOs	1	-	1	-
U.S. Treasury securities	44,541	44,541	-	-
Total trading securities sold, not yet purchased	$95,755	$44,685	$51,070	$-

Other investments, sold not yet purchased:
Equity securities	$81	$81	$-	$-
Share forward liabilities	18,050	-	18,050	-
Total other investments sold, not yet purchased	$18,131	$81	$18,050	$-

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

Equity Derivatives

The Company may enter into equity derivatives, which include listed options as well as other derivative transactions with an underlying equity instrument.  Listed options are traded on a recognized liquid exchange and the Company classifies the fair value of these securities within level 1 of the valuation hierarchy.  Other equity derivatives (where the underlying equity instrument is publicly traded but the derivative itself is not) are classified within level 2 of the valuation hierarchy.

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

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which were measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022.

	Fair Value September 30, 2023	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (a)	$5,834	$9,915	N/A	N/A
U.S. Insurance JV (b)	3,073	N/A	N/A	N/A
	$8,907

	Fair Value December 31, 2022	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (a)	$6,568	$8,464	N/A	N/A
U.S. Insurance JV (b)	3,459	N/A	N/A	N/A
SPAC Fund (c)	527	N/A	Quarterly after 1 year lock up	30 days
	$10,554

N/A	Not Applicable
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

Equity Derivatives

A significant portion of the Company’s equity holdings are carried at fair value.  From time to time, the Company hedges a portion of this exposure by entering into equity derivatives such as puts and short call options.  These derivative positions are carried at fair value as a component of other investments, at fair value and other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of  September 30, 2023 and December 31, 2022, the Company had no options. From time to time, the Company may also enter into forward purchase commitments for equity securities.

In addition, the Company may engage in advisory transactions that result in a receivable that can be paid in cash or a variable number of equity instruments.  In such instances, the Company would record the receivable as a component of other assets in its consolidated balance sheet and record the equity component as an embedded derivative.  All equity derivatives are carried at fair value as a component of other investments, at fair value or other investments sold, not yet purchased in the Company’s consolidated balance sheets. As of  September 30, 2023 and December 31, 2022, the Company had no embedded equity derivatives.

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

The Company carries TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At September 30, 2023, the Company had open TBAs and other forward MBS purchase agreements in the notional amount of $789,000 and open TBAs and other forward MBS sale agreements in the notional amount of $810,950. At December 31, 2022, the Company had open TBAs and other forward agency MBS purchase agreements in the notional amount of $535,000 and open TBAs and other forward agency MBS sale agreements in the notional amount of $556,780.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular timeframe, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, which are both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. As of  September 30, 2023 and  December 31, 2022, the Company had no open forward purchase or sales commitments.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of September 30, 2023 and December 31, 2022, the Company had no outstanding foreign currency forward contracts.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of September 30, 2023 and December 31, 2022.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	September 30, 2023	December 31, 2022
TBAs and other forward agency MBS	Investments-trading	$6,024	$4,669
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(6,014)	(1,177)
Equity derivatives	Other investments, at fair value	2,110	-
Share forward liabilities	Other investments sold, not yet purchased, at fair value	(18,050)	-
		$(15,930)	$3,492

The following tables present the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION

(Dollars in Thousands)

		Three Months Ended September 30,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2023	2022
TBAs and other forward agency MBS	Revenue-net trading	$2,141	$2,685
Equity derivatives	Principal transactions and other income (loss)	744	(853)
Share forward liabilities	Principal transactions and other income (loss)	25,232	-
		$28,117	$1,832

The share forward liabilities offset certain long positions included as a component of other investments, at fair value.  The offsetting long positions had income / (loss) of ($18,595) and $0 for the three months ended September 30, 2023 and 2022, respectively.

		Nine Months Ended September 30,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2023	2022
TBAs and other forward agency MBS	Revenue-net trading	$4,063	$8,283
Equity derivatives	Principal transactions and other income (loss)	1,266	(853)
Share forward liabilities	Principal transactions and other income (loss)	48,271	-
		$53,600	$7,430

The share forward liabilities offset certain long positions included as a component of other investments, at fair value.  The offsetting long positions had income / (loss) of ($32,229) and $0 for the nine months ended September 30, 2023 and 2022, respectively.

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

The following table shows the carrying value of the assets and liabilities of SFA transactions as of the reporting period dates.

SHARE FORWARD ARRANGEMENTS

(Dollars in Thousands)

	September 30, 2023	December 31, 2022
Equity securities	$18,486	$-
Equity derivatives	2,110	-
Restricted equity securities	427	-
Fair value receivables	3,982	-
Share forward liabilities	(18,050)	-
Net fair value of share forward arrangements	$6,955	$-

10. COLLATERALIZED SECURITIES TRANSACTIONS

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

Bankruptcy of Gestation Repo Counterparty

As of June 30, 2022, the Company had an outstanding reverse repo balance with First Guaranty Mortgage Corporation (“FGMC”) totaling $269,228. Effective June 30, 2022, FGMC filed for bankruptcy. Subsequent to June 30, 2022, the Company issued a default notice to FGMC under the reverse repo. The Company took possession of the collateral and began liquidating it.

As of  September 30, 2023 and December 31, 2022, the Company had liquidated all of the collateral with the exception of $3,139 and $13,506, respectively, of residential mortgage loans. These loans are carried at fair value and are included in investments-trading in the consolidated balance sheets.

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

During the three and nine months ended September 30, 2023, the Company recorded an additional loss of $60 and $1,787, respectively, which was included as a component of net trading revenue related to the decline in fair value of the remaining collateral.

Other Repo Transactions

In addition to the Company’s gestation repo business, the Company may also enter into reverse repos to acquire securities to cover short positions or as an investment.  Additionally, the Company may enter into repos to finance the Company’s securities positions held in inventory.  These repo and reverse repo agreements are generally cleared on a bilateral or triparty basis; no clearing broker is involved.

Repo Information

As of  September 30, 2023 and December 31, 2022, the Company held reverse repos of $418,134 and $437,692, respectively, and the fair value of collateral received under reverse repos was $420,562 and $440,681, respectively.

As of  September 30, 2023 and December 31, 2022, the Company held repos of $417,946 and $452,797, respectively, and the fair value of securities and cash pledged as collateral under repos was $420,562 and $452,209, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

Concentration

In the gestation repo business, the demand for borrowed funds is generated by the reverse repo counterparty and the supply of funds is provided by the repo counterparty.

The gestation repo business has been and continues to be concentrated as to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of September 30, 2023 and December 31, 2022, the Company’s gestation reverse repos shown in the tables below represented balances from 7 and 8 counterparties, respectively. The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its gestation repo business (net interest margin and fee revenue) was $4,060 and $12,456 for the three and nine months ended September 30, 2023, respectively. The total net revenue earned by the Company on its gestation repo business was $6,672 and $24,306 for the three and nine months ended September 30, 2022, respectively.

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

SECURED BORROWINGS

(Dollars in Thousands)

September 30, 2023

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$417,946	$-	$-	$417,946
	$-	$417,946	$-	$-	$417,946

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$418,134	$-	$-	$418,134
	$-	$418,134	$-	$-	$418,134

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

The following table summarizes the activity and earnings in the Company’s investments that are accounted for under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	INSU Acquisition Corp. III	Dutch Real Estate Entities	SPAC Sponsor Entities and Other	Total
January 1, 2023	$-	$5,530	$3,399	$8,929
Investments / advances	-	-	1,806	1,806
Distributions / repayments	-	-	(5)	(5)
Reclasses to (from)	-	-	(362)	(362)
Earnings / (loss) recognized	-	72	(1,680)	(1,608)
September 30, 2023	$-	$5,602	$3,158	$8,760

	INSU Acquisition Corp. III	Dutch Real Estate Entities	SPAC Sponsor Entities and Other	Total
January 1, 2022	$4,543	$5,600	$38,095	$48,238
Investments / advances	1,355	-	1,259	2,614
Distributions / repayments	-	-	(77)	(77)
Reclasses to (from)	-	-	(20,915)	(20,915)
Earnings / (loss) recognized	(5,898)	(70)	(14,963)	(20,931)
December 31, 2022	$-	$5,530	$3,399	$8,929

Dutch Real Estate Entities include: (i) Amersfoot Office Investment I Cooperatief U. A. (“AOI”), a company based in the Netherlands that invests in real estate, and (ii) CK Capital Partners B.V. (“CK Capital”), a company based in the Netherlands that manages investments in real estate.  See note 24.  INSU Acquisition Corp. III completed its $218 million IPO in December 2020 and was liquidated in December 2022 without completing a business combination within the required time period. See note 4.  The amounts included as SPAC Sponsor Entities and Other represent the Company's investment in SPAC sponsor entities that have not yet completed a business combination or from SPAC sponsor entities that have completed business combinations but have not yet distributed shares to sponsor investors and other equity method investments.  If these SPAC sponsor entities are unsuccessful in completing a business combination and the underlying SPAC liquidates, the Company will likely receive no distributions in kind or in cash related to these investments and the remaining balances will be recorded as a component of loss from equity method investments in the consolidated statement of operations.

12.  LEASES

The Company leases office space and certain computer and related equipment.  From time to time, the Company subleases office space to other tenants.  Under the requirements of ASC 842, the Company determines if an arrangement is a lease at the inception date of the contract. Then, the Company measures the lease liability using an incremental borrowing rate that was calculated for each operating lease based on the term of the lease, the U.S. Treasury term interest rate, and an estimated spread to borrow on a secured basis.

Rent expense is recognized on a straight-line basis over the lease term and is included in business development, occupancy, and equipment expense.

As of  September 30, 2023, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 5.1 years.  The weighted average discount rate for the leases was 4.68%.

Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES

(Dollars in Thousands)

September 30, 2023
2023 - remaining	$684
2024	2,170
2025	1,794
2026	1,506
2027	1,514
Thereafter	2,244
Total	9,912
Less imputed interest	(1,140)
Lease obligation	$8,772

During the nine months ended September 30, 2023 and 2022, total cash payments of $2,017 and $1,678, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets. For the three and nine months ended September 30, 2023, rent expense, net of sublease income of $23 and $71, respectively, was $638 and $1,902, respectively.  For the three and nine months ended September 30, 2022, rent expense, net of sublease income of $26 and $76, respectively, was $612 and $1,891, respectively.

13.  OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other receivables consisted of the following.

OTHER RECEIVABLES

(Dollars in Thousands)

	September 30, 2023	December 31, 2022
Asset management fees receivable	$1,033	$936
New issue fee receivable	1,108	167
Cash collateral due from counterparties	636	4,301
Accrued interest receivable and dividend receivable	1,877	2,561
Revenue share receivable	286	138
Agency repo income receivable	341	806
Miscellaneous other receivables	666	618
Other receivables	$5,947	$9,527

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

Other assets consisted of the following.

OTHER ASSETS

(Dollars in Thousands)

	September 30, 2023	December 31, 2022
Deferred costs	$37	$133
Prepaid expenses	1,295	1,325
Prepaid taxes	280	-
Deposits	452	450
Furniture, equipment, and leasehold improvements, net	1,339	1,472
Intangible assets	166	166
Other assets	$3,569	$3,546

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

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES

(Dollars in Thousands)

	September 30, 2023	December 31, 2022
Accounts payable	$1,151	$891
Redeemable financial instruments accrued interest	111	-
Accrued income tax	-	70
Accrued interest payable	562	452
Accrued interest on securities sold, not yet purchased	861	1,561
Payroll taxes payable	1,500	1,565
Counterparty cash collateral	-	4,301
Accrued expense and other liabilities	2,032	2,599
Accounts payable and other liabilities	$6,217	$11,439

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

Consolidated VIEs

The Company determined it was the primary beneficiary of several VIEs and, therefore, has consolidated them.  The following table provides certain information regarding the consolidated VIEs.

CARRYING VALUE OF CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$46	$19
Due from broker	3,024	-
Other investments, at fair value	24,312	-
Investment in equity method affiliates	30	23
Other investments sold, not yet purchased, at fair value	(18,045)	-
Non-controlling interest	(6,190)	(15)
Investment in consolidated VIEs	$3,177	$27

The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in consolidated VIEs shown in the table above, plus the Company has to fund additional working capital to the equity method investees of certain of the consolidated VIEs.  The total amount of working capital borrowed was $0 and $0 as of  September 30, 2023 and December 31, 2022, respectively.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  September 30, 2023 and December 31, 2022, there were $9,915 and $8,464, respectively, of unfunded commitments to VIEs in which the Company had invested.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three and nine months ended September 30, 2023 and 2022 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2023 and December 31, 2022.  See table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 16) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at September 30, 2023 and December 31, 2022.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	September 30, 2023	December 31, 2022
Other investments, at fair value	$8,907	$10,554
Investments in equity method affiliates	3,158	3,376
Maximum exposure	$12,065	$13,930

15.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following.

REDEEMABLE FINANCIAL INSTRUMENTS

(Dollars in Thousands)

	September 30, 2023	December 31, 2022
JKD Capital Partners I LTD	$7,868	$7,868
	$7,868	$7,868

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

16. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT

(Dollars in Thousands)

	As of	As of	Interest
Description	September 30, 2023	December 31, 2022	Rate Terms	Interest (2)	Maturity
Non-convertible debt:
10.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	10.00%	January 2024

Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	9.63%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	9.81%	March 2035
Less unamortized discount	(23,146)	(23,601)
	24,979	24,524

Byline Bank	-	-	Variable	NA	December 2023
Total	$29,479	$29,024

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of September 30, 2023 on a combined basis was 21.74% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

The 2020 Senior Notes

On January 31, 2022, the Operating LLC and JKD Investor entered into a note purchase agreement (the "2022 Purchase Agreement"), pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor an amended and restated senior promissory note in the aggregate principal amount of $4,500 (the “Amended and Restated Note”), which Amended and Restated Note amended and restated the JKD Note in its entirety.  The 2022 Purchase Agreement contains customary representations and warranties on the part of each of JKD Investor and the Operating LLC.  The Company used these proceeds to retire the $2,250 of existing 2020 Senior Notes held by RNCS.

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

The Amended and Restated Note accrues interest on the unpaid principal amount from January 31, 2022 until maturity at a rate equal to 10% per year. Interest on the Amended and Restated Note is payable in cash quarterly on each January 1, April 1, July 1, and October 1, commencing on April 1, 2022. Under the Amended and Restated Note, upon the occurrence or existence of any “Event of Default” thereunder, the outstanding principal amount is (or in certain instances, at the option of the holder thereof, may be) immediately accelerated. Further, upon the occurrence of any “Event of Default” under the Amended and Restated Note and for so long as such Event of Default continues, all principal, interest, and other amounts payable under the Amended and Restated Note will bear interest at a rate equal to 11% per year.  The Amended and Restated Note could not be prepaid in whole or in part prior to January 31, 2023. The Amended and Restated Note may, with at least 31 days’ prior written notice from the Operating LLC to the holder thereof, be prepaid in whole or in part at any time following January 31, 2023 without the prior written consent of the holder and without penalty or premium.

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

Pursuant to the terms and conditions of the Operating LLC’s Amended and Restated Limited Liability Company Agreement, dated December 16, 2009, as amended, a holder of LLC units of membership interest ("LLC Units") may cause the Operating LLC to redeem such LLC Units at any time for, at the Company’s option, (A) cash or (B) one share of the Company’s common stock, par value $0.01 per share (“Common Stock”), for every ten LLC Units. Accordingly, the LLC Units were redeemed by the DGC Trust into an aggregate of 1,034,482 shares of Common Stock.

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

The junior subordinated notes payable to both Alesco Capital Trust I and Sunset Financial Trust initially incurred interest that was calculated based on LIBOR. The Company believes that the junior subordinated notes payable to Alesco Capital Trust I do not provide clearly for the manner in which interest is calculable under such notes if LIBOR is no longer published. As a result, the Company believes that because LIBOR is no longer published, the interest payable under the junior subordinated notes payable to Alesco Capital Trust I is payable in accordance with the Adjustable Interest Rate (LIBOR) Act of 2021 (the “LIBOR Act”). The LIBOR Act was passed to provide a clear and uniform federal solution for transitioning existing U.S. law contracts that either lack or contain insufficient contractual provisions addressing the permanent cessation of LIBOR by providing for the transition to a replacement rate, which is based on the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities.  The Company will endeavor to enter into an amendment to the indenture pursuant to which the junior subordinated notes payable to Alesco Capital Trust I were issued, to provide that, in accordance with the LIBOR Act, SOFR is the applicable replacement benchmark interest rate with respect to such notes, although there can be no assurances that such amendment will be executed.

The junior subordinated notes payable to Sunset Financial Trust did not provide for the manner in which interest is calculable under such notes if LIBOR is no longer published. As a result, once LIBOR was no longer published, the interest payable under the junior subordinated notes payable to Sunset Financial Trust is payable in accordance with the LIBOR Act as well.

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

Pursuant to the Third Amended and Restated Agreement, Byline Bank agreed to make loans to JVB, at JVB’s request from time to time, in the aggregate amount of up to $15,000. In April 2023, the Company drew $15,000 under the Third Amended and Restated Agreement and the previous agreement and repaid it in full as of May 31, 2023.

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

As of  September 30, 2023 and 2022, no amounts were outstanding under the Third Amended and Restated Agreement or the previous agreement, and the Company was in compliance with all financial covenants thereunder.

Interest Expense, net

INTEREST EXPENSE

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Junior subordinated notes	$1,402	$921	$3,887	$2,334
2020 Senior Notes	114	113	337	344
2017 Convertible Note	-	-	-	327
Byline Bank	59	67	282	201
Redeemable Financial Instrument - JKD Capital Partners I LTD	110	245	401	597
	$1,685	$1,346	$4,907	$3,803

17. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the nine months ended September 30, 2023 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2022	1,433,283
Vesting of shares	108,901
Shares withheld for employee taxes and retired	(20,328)
September 30, 2023	1,521,856

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every ten shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock issued and outstanding as of September 30, 2023. For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the Company’s board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $0.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible Preferred Stock (“Series F Preferred Stock”).  Pursuant to the Securities Purchase Agreement, dated December 30, 2019, by and among the Company, the Operating LLC, Daniel G. Cohen, and the DGC Trust, the Company issued 12,549,273 Series F Preferred Stock to Daniel G. Cohen and 9,880,268 Series F Preferred Stock to the DGC Trust. The Series F Preferred Stock has substantially the same rights as the Series E Preferred Stock.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock, or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote together as a single class on all matters with respect to which a vote of the stockholders of the Company is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to one vote for every ten shares of Series F Preferred Stock on each matter submitted to the holders for their vote.  As of  September 30, 2023, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Cash Dividends

On each of  March 7, 2023, May 4, 2023, and August 2, 2023, the Company's board of directors declared a quarterly cash dividend of $0.25 per share on its Common Stock.  The dividends were paid on April 5, 2023, June 2, 2023, and September 1, 2023, respectively, to stockholders of record on March 22, 2023,  May 18, 2023, and August 18, 2023, respectively. On   November 2, 2023, the Company's board of directors declared a quarterly cash dividend of $0.25 per share on its Common Stock.  The dividends are payable on December 1, 2023 to stockholders of record on November 17, 2023.

During the nine months ended September 30, 2023, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the amount of units surrendered (net of receipts) by Cohen & Company Inc.

Nine Months Ended
September 30, 2023
Other units related to UIS Agreement	885,730
Total	885,730

The Company recognized a net increase in additional paid in capital of $612 and a net decrease in AOCI of $13 with an offsetting decrease in non-controlling interest of $599 in connection with the acquisition and surrender of additional units of the Operating LLC during the nine months ended September 30, 2023. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
Net income / (loss) attributable to Cohen & Company Inc.	$(9,661)	$(10,388)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc. paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	612	(381)
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$(9,049)	$(10,769)

 Equity Distribution Agreement

On October 5, 2023, the Company entered into an Equity Distribution Agreement (the “Equity Agreement”) with Northland Securities, Inc. (trade name Northland Capital Markets), as sales agent (the “Sales Agent”), relating to the issuance and sale from time to time by the Company (the “ATM Program”), through the Sales Agent, of shares of the Company's Common Stock, having an aggregate offering price of up to $75,000 (collectively the “Shares”). Sales of the Shares, if any, under the Equity Agreement will be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act as agreed with the Sales Agent. In accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”), the Company is permitted to sell an aggregate of up to $4,712 in Shares under the Equity Agreement, which represents one-third of the value of the Common Stock held by non-affiliates.

The Equity Agreement includes customary representations, warranties, and covenants by the Company and customary obligations of the parties and termination provisions. The Company has agreed to indemnify the Sales Agent against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the Sales Agent may be required to make with respect to any of those liabilities. The Company will pay the Sales Agent a commission of 2.5% of the gross offering proceeds of the Shares sold through the Sales Agent pursuant to the Equity Agreement.

The offering of the Common Stock pursuant to the Equity Agreement will terminate upon the sale of all of the Shares pursuant to the Equity Agreement, unless sooner terminated in accordance with the terms and conditions of the Equity Agreement.

As of  September 30, 2023, no Shares had been sold under the Equity Agreement.

Detail of Non-Controlling Interest

ROLLFORWARD OF NON-CONTROLLING INTERESTS

(Dollars in Thousands)

	Operating LLC	Other Consolidated Subsidiaries	Total
December 31, 2022	$47,270	$17	$47,287
Non-controlling interest share of income (loss)	(15,357)	8,536	(6,821)
Other comprehensive (loss)	(14)	-	(14)
Acquisition / (surrender) of additional units of consolidated subsidiary	(599)	-	(599)
Equity-based compensation	2,375	-	2,375
Shares withheld for employee taxes	(127)	-	(127)
Distributions to convertible non-controlling interest of Cohen & Company Inc.	(3,341)	-	(3,341)
Redemption of convertible non-controlling interest units	(834)	-	(834)
Non-convertible non-controlling interest investment	-	39	39
Non-convertible non-controlling interest distributions	-	(2,400)	(2,400)
September 30, 2023	$29,373	$6,192	$35,565

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

18. INCOME TAXES

Cohen & Company Inc. is treated as a C corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%.  The Company's effective tax rate is significantly different than this rate for the following reasons:

1.  Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the nine months ended September 30, 2023, Cohen & Company Inc. owned 27.37% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  The remaining 72.63% that is allocated to the non-controlling members of the Operating LLC is subject to taxation on such members' tax returns.

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

The following table presents the components on the Company's consolidated provision for income tax for the periods presented.

	For the Nine Months Ended September 30,
	2023	2022	Change
Current	$180	$194	$14
Deferred	5,199	3,340	(1,859)
Total	$5,379	$3,534	$(1,845)

Of the $5,379 of income tax expense recognized during the nine months ended September 30, 2023, $5,199 represented deferred income tax expense recorded as a result of an increase in the valuation allowance recorded against the Company's NOL and NCL carryforward assets.  Currently, the Company expects to have federal NOL carryforwards of $98,035, federal NCL carryforwards of $59,729, as well as significant state NOL carryforwards in several states and cities where it does business, as of December 31, 2023.  According to ASC 740 Income Taxes, the Company should record an offsetting valuation allowance against these deferred tax assets in an amount such that the net asset recognized represents amounts that it believes are more likely than not to be realized.  In making this determination, the Company must estimate the future amounts of taxable income it will generate in each taxing jurisdiction.  The Company then must consider the remaining statutory time period available for each carryforward asset, as well as other statutory limitations on usage such as annual limits and income type limits (capital vs. ordinary).  Due to significant losses incurred recently as well as the overall market conditions that the Company faces generally, in the nine months ended September 30, 2023, the Company revised downward the amount of carryforward assets it believes will be realizable in the future above a more likely than not standard.  Accordingly, the Company increased the valuation allowances that it had recorded in the nine months ended September 30, 2023, resulting in additional deferred tax expense.

19. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.  As of September 30, 2023, JVB's minimum required net capital was $250, and actual net capital was $50,842, which exceeded the minimum requirements by $50,592.  CCFESA, a subsidiary of the Company, is regulated by the ACPR in France. CCFESA is subject to certain regulatory capital requirements in accordance with Articles L.533-2 et seq. of the French Financial and Monetary Code, implementing the new framework set out in the Investment Firm Regulation ("IFR") and the Investment Firm Directive ("IFD").  As of  September 30, 2023, the total minimum required net liquid capital was $483 and actual net liquid capital in CCFESA was $1,772, which exceeded the minimum requirement by $1,289. CCFEL cancelled its license with the CBI effective April 7, 2022.

20. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE

(Dollars in Thousands, except share or per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income / (loss) attributable to Cohen & Company Inc.	$(423)	$(919)	$(9,661)	$(10,388)
Add: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc. (1)	(7,249)	-	-	-
Add / (deduct): Adjustment (2)	6,114	-	-	-
Net income / (loss) on a fully converted basis	$(1,558)	$(919)	$(9,661)	$(10,388)

Weighted average common shares outstanding - Basic	1,521,856	1,428,883	1,510,498	1,417,358
Unrestricted LLC Units exchangeable into Cohen & Company Inc. shares (1)	4,014,250	-	-	-
Restricted units or shares	-	-	-	-
Weighted average common shares outstanding - Diluted (3)	5,536,106	1,428,883	1,510,498	1,417,358

Net income / (loss) per common share - Basic	$(0.28)	$(0.64)	$(6.40)	$(7.33)

Net income / (loss) per common share - Diluted	$(0.28)	$(0.64)	$(6.40)	$(7.33)

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

(2)	An adjustment is included because the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable, if the LLC Units had been converted at the beginning of the period.
(3)	Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrestricted LLC Units exchangeable into Cohen & Company Inc. shares	-	3,965,405	4,008,822	3,658,204
2017 Convertible Note Units	-	-	-	298,851
Restricted Common Stock	6,390	6,211	7,153	10,334
Restricted LLC Units	2,758	1,963	1,765	4,087
	9,148	3,973,579	4,017,740	3,971,476

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

22. SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.  The Company’s business segment information was prepared using the following methodologies and generally represents the information that is relied upon by management in its decision- making processes:  (a) revenues and expenses directly associated with each business segment are included in determining net income / (loss) by segment and (b) indirect expenses (such as general and administrative expenses including executive and indirect overhead costs) not directly associated with specific business segments are not allocated to the business segments’ statements of operations.  Accordingly, the Company presents segment information consistent with internal management reporting. See note (1) in the table below for more detail on unallocated items. The following tables present the financial information for the Company’s segments for the periods indicated.

SEGMENT INFORMATION

Statement of Operations Information

Nine Months Ended September 30, 2023

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$23,117	$-	$-	$23,117	$-	$23,117
Asset management	-	5,418	-	5,418	-	5,418
New issue and advisory	9,542	-	-	9,542	-	9,542
Principal transactions and other income	-	769	9,671	10,440	-	10,440
Total revenues	32,659	6,187	9,671	48,517	-	48,517
Compensation	22,446	4,184	1,033	27,663	8,094	35,757
Other Operating Expense	10,964	1,711	906	13,581	3,767	17,348
Total operating expenses	33,410	5,895	1,939	41,244	11,861	53,105
Operating income (loss)	(751)	292	7,732	7,273	(11,861)	(4,588)
Interest income (expense)	(282)	-	-	(282)	(4,625)	(4,907)
Income (loss) from equity method affiliates	-	-	(1,608)	(1,608)	-	(1,608)
Income (loss) before income taxes	(1,033)	292	6,124	5,383	(16,486)	(11,103)
Income tax expense (benefit)	-	-	-	-	5,379	5,379
Net income (loss)	(1,033)	292	6,124	5,383	(21,865)	(16,482)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	17	8,519	8,536	-	8,536
Enterprise net income (loss)	(1,033)	275	(2,395)	(3,153)	(21,865)	(25,018)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(15,357)	(15,357)
Net income (loss) attributable to Cohen & Company Inc.	$(1,033)	$275	$(2,395)	$(3,153)	$(6,508)	$(9,661)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$4	$-	$4	$429	$433

SEGMENT INFORMATION

Statement of Operations Information

Nine Months Ended September 30, 2022

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$30,365	$-	$-	$30,365	$-	$30,365
Asset management	-	7,243	-	7,243	-	7,243
New issue and advisory	20,486	-	-	20,486	-	20,486
Principal transactions and other income	1	534	(26,692)	(26,157)	-	(26,157)
Total revenues	50,852	7,777	(26,692)	31,937	-	31,937
Compensation	27,790	4,213	648	32,651	8,669	41,320
Other Operating Expense	10,247	1,478	522	12,247	3,562	15,809
Total operating expenses	38,037	5,691	1,170	44,898	12,231	57,129
Operating income (loss)	12,815	2,086	(27,862)	(12,961)	(12,231)	(25,192)
Interest (expense) income	(201)	-	-	(201)	(3,602)	(3,803)
Income (loss) from equity method affiliates	-	-	(14,530)	(14,530)	-	(14,530)
Income (loss) before income taxes	12,614	2,086	(42,392)	(27,692)	(15,833)	(43,525)
Income tax expense (benefit)	-	-	-	-	3,534	3,534
Net income (loss)	12,614	2,086	(42,392)	(27,692)	(19,367)	(47,059)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(18,980)	(18,980)	-	(18,980)
Enterprise net income (loss)	12,614	2,086	(23,412)	(8,712)	(19,367)	(28,079)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(17,691)	(17,691)
Net income (loss) attributable to Cohen & Company Inc.	$12,614	$2,086	$(23,412)	$(8,712)	$(1,676)	$(10,388)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$3	$-	$3	$411	$414

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended September 30, 2023

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$7,491	$-	$-	$7,491	$-	$7,491
Asset management	-	1,788	-	1,788	-	1,788
New issue and advisory	7,247	-	-	7,247	-	7,247
Principal transactions and other income	-	297	298	595	-	595
Total revenues	14,738	2,085	298	17,121	-	17,121
Compensation	8,831	1,572	333	10,736	4,483	15,219
Other Operating Expense	3,696	494	567	4,757	1,249	6,006
Total operating expenses	12,527	2,066	900	15,493	5,732	21,225
Operating income (loss)	2,211	19	(602)	1,628	(5,732)	(4,104)
Interest income (expense)	(60)	-	-	(60)	(1,625)	(1,685)
Income (loss) from equity method affiliates	-	-	(702)	(702)	-	(702)
Income (loss) before income taxes	2,151	19	(1,304)	866	(7,357)	(6,491)
Income tax expense (benefit)	-	-	-	-	(755)	(755)
Net income (loss)	2,151	19	(1,304)	866	(6,602)	(5,736)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	1	1,935	1,936	-	1,936
Enterprise net income (loss)	2,151	18	(3,239)	(1,070)	(6,602)	(7,672)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(7,249)	(7,249)
Net income (loss) attributable to Cohen & Company Inc.	$2,151	$18	$(3,239)	$(1,070)	$647	$(423)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$1	$-	$1	$139	$140

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended September 30, 2022

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$7,966	$-	$-	$7,966	$-	$7,966
Asset management	-	3,456	-	3,456	-	3,456
New issue and advisory	13,235	-	-	13,235	-	13,235
Principal transactions and other income	-	191	(1,383)	(1,192)	-	(1,192)
Total revenues	21,201	3,647	(1,383)	23,465	-	23,465
Compensation	10,102	1,361	238	11,701	3,526	15,227
Other Operating Expense	3,571	524	174	4,269	1,121	5,390
Total operating expenses	13,673	1,885	412	15,970	4,647	20,617
Operating income (loss)	7,528	1,762	(1,795)	7,495	(4,647)	2,848
Interest (expense) income	(67)	-	-	(67)	(1,279)	(1,346)
Income (loss) from equity method affiliates	-	-	618	618	-	618
Income (loss) before income taxes	7,461	1,762	(1,177)	8,046	(5,926)	2,120
Income tax expense (benefit)	-	-	-	-	1,761	1,761
Net income (loss)	7,461	1,762	(1,177)	8,046	(7,687)	359
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(109)	(109)	-	(109)
Enterprise net income (loss)	7,461	1,762	(1,068)	8,155	(7,687)	468
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	1,387	1,387
Net income (loss) attributable to Cohen & Company Inc.	$7,461	$1,762	$(1,068)	$8,155	$(9,074)	$(919)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$1	$-	$1	$138	$139

BALANCE SHEET DATA

As of September 30, 2023

(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$724,823	$4,504	$52,287	$781,614	$19,385	$800,999

Included within total assets:
Investments in equity method affiliates	$-	$-	$8,760	$8,760	$-	$8,760
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA

December 31, 2022

(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$820,238	$5,679	$36,969	$862,886	$24,169	$887,055

Included within total assets:
Investments in equity method affiliates	$-	$-	$8,929	$8,929	$-	$8,929
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Revenues:
United States	$14,816	$22,550	$44,168	$29,299
Europe	2,305	915	4,349	2,638
Total	$17,121	$23,465	$48,517	$31,937

Long-lived assets attributable to an individual country, other than the United States, are not material.

23. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $4,139 and $3,482 for the nine months ended September 30, 2023 and 2022, respectively.

The Company paid income taxes of $433 and $316 for the nine months ended September 30, 2023 and 2022, respectively. The Company received income tax refunds of $0 and $0 for the nine months ended September 30, 2023 and 2022, respectively.

For the nine months ended September 30, 2023, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

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

●	The Company recorded a decrease in equity method affiliates of $362 and an increase in other investments, at fair value of $362 resulting from an in-kind distribution from equity method affiliates.
●	In connection with an SFA transaction, the Company received equity shares in a public company, recorded a net increase of $5,673 in other investments, at fair value, and a corresponding increase in other investments, sold not yet purchased of $5,673.

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

●

The Company recorded a decrease of $20,864 in equity method affiliates and an increase in other investments, at fair value of $20,864 resulting from an in-kind distribution from equity method affiliates.

●

The Company recorded a decrease in other investments, at fair value of $6,417 and a corresponding decrease in non-controlling interest resulting from an in-kind distribution from a SPAC sponsor entity.

●	The Company recorded an increase in other investments, at fair value of $836 and a decrease in other investment, not sold not purchased of $836 resulting from an investment reclass.

24. RELATED PARTY TRANSACTIONS

Certain terms in this footnote are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  The Company has identified the following related party transactions for the nine months ended September 30, 2023 and 2022. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. JKD Investor

The JKD Investor is an entity owned by Jack J. DiMaio, the vice chairman of the board of directors and vice chairman of the Operating LLC’s board of managers, and his spouse.  On October 3, 2016, JKD Investor invested $6,000 in the Operating LLC.  Additional investments were made in January 2017 and January 2019 in the amounts of $1,000 and $1,268, respectively.  See note 15. The interest expense incurred on this investment is disclosed in the table below.

On January 31, 2020, JKD Investor purchased $2,250 of the 2020 Senior Notes. On January 31, 2022, the Operating LLC and JKD Investor entered into the 2022 Note Purchase Agreement, pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor the Amended and Restated Note in the aggregate principal amount of $4,500. See note 16. The Company incurred interest expense on this debt, which is disclosed in the table below.

B. DGC Trust

DGC Trust has been identified as a related party because Daniel G. Cohen's children are the beneficiaries of the trust and the trust was established by Daniel G. Cohen, chairman of the Company’s board of directors and chairman of the Operating LLC board of managers.  Daniel G. Cohen does not have any voting or dispositive control of securities held in the interest of the trust.  Mr. Cohen may be deemed to be the beneficial owner of any securities held by the DGC Trust (including these 9,880,268 shares of Series F Preferred Stock) as a result of his ability to acquire at any time any of the DGC Trust’s assets, including any securities held by the DGC Trust (and, in turn, the sole voting and sole dispositive power with respect to such securities), by substituting other property of an equivalent value without the approval or consent of any person, including any trustee or beneficiary of the DGC Trust.

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

C.  Duane Morris, LLP (“Duane Morris”)

Duane Morris is an international law firm and serves as legal counsel to the Company.  Duane Morris is considered a related party because a partner at Duane Morris is a member of the same household as a director of the Company.  The expense incurred by the Company for services provided by Duane Morris is included within professional fees and operating expense in the consolidated statements of operations and comprehensive income and is disclosed in the table below.

D. Cohen Circle, LLC ("Cohen Circle"), formerly FinTech Masala, LLC

The Company engaged Betsy Cohen, as an agent of Cohen Circle, as a consultant to provide certain services related to Insurance SPAC III. The Company agreed to pay a consultant fee of $1 per month, which commenced on December 1, 2020 and continued through December 2022. In addition, Betsy Cohen made a $1 investment in the Insurance SPAC III Sponsor Entities, which was included as a component of non-controlling interest in the consolidated balance sheets.  Insurance SPAC III was liquidated and the consulting fee discontinued after December 2022.  The expense incurred by the Company for the consulting services provided by Cohen Circle is included within professional fees and operating expense in the consolidated statements of operations and comprehensive income and is disclosed in the table below.

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

E. Investment Vehicle and Other

Stoa USA Inc. / FlipOS

Stoa USA Inc. / FlipOS was a private company in which the Company owned common equity. It was considered a related party because Daniel G. Cohen was a member of the board of directors.  As of  September 30, 2023, the Company had made cumulative investments of $768 in Stoa USA Inc. / FlipOS. During the three months ended September 30, 2023, Stoa USA Inc./FlipOS announced that it had ceased operations.  The Company wrote-off its investment during the three months ended September 30, 2023 and recorded a principal transactions loss. The Company had  no remaining investment in Stoa USA Inc. / FlipOS as of September 30, 2023.

The fair value of these investments was included in other investments, at fair value on the consolidated balance sheets; any realized and unrealized gains on these investments was included in principle transactions and other income on the consolidated statements of operations and comprehensive income. All realized and unrealized gains (losses) are included in the table below.

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

Insurance SPAC III

Insurance SPAC III was considered a related party because it was an equity method investment of the Company.  The Operating LLC was the manager of the Insurance SPAC III Sponsor Entities and the Company consolidated the Insurance SPAC III Sponsor Entities. On November 18, 2022, Insurance SPAC III announced that, because it would not consummate an initial business combination within the time period required, it would dissolve and liquidate, effective as of the close of business on December 22, 2022. Prior to November 18, 2022, Insurance SPAC III Sponsor Entities owned 47.3% of the equity in Insurance SPAC III Sponsor Entities. Income earned or loss incurred on the equity method investment in the Insurance SPAC III is included in the table below.  The Operating LLC and Insurance SPAC III entered into an administrative services agreement, dated December 17, 2020, pursuant to which the Operating LLC and Insurance SPAC III agreed that, commencing on the date that Insurance SPAC III’s securities were first listed on the NASDAQ Capital Market through the earlier of Insurance SPAC III’s consummation of a business combination and its liquidation, Insurance SPAC III would pay the Operating LLC $20 per month for certain office space, utilities, and shared personnel support as requested by Insurance SPAC III.  Revenue earned by the Company from the administrative services agreement is included as part of principal transactions and other income in the table below.

The Operating LLC loaned to Insurance SPAC III approximately $71 to cover IPO expenses, which was repaid in full at the closing of the IPO. IAS III and its affiliates, including the Operating LLC, also committed to loan Insurance SPAC III up to an additional $1,500 to cover operating and acquisition related expenses following the IPO, of which $960 was borrowed by Insurance SPAC III prior to November 18, 2022.  These loans bore no interest and, as the Insurance SPAC III failed to consummate a business combination in the required timeframe, the loans will not be repaid. The write-off of the loans was included in equity method loss in 2022.

SPAC Fund

The SPAC Fund was considered a related party because it was an equity method investment of the Company prior to its consolidation effective April 1, 2023 (see note 4).  The Company had an investment in and a management contract with the SPAC Fund.  Income earned or loss incurred on the investment prior to consolidation is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract prior to consolidation is included as part of asset management in the table below.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management and is shown in the table below.  As of September 30, 2023, the Company owned 1.86% of the equity of the U.S. Insurance JV.

CREO JV

CREO JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with CREO JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the table below.  As of  September 30, 2023, the Company owned 7.5% of the equity of CREO JV.

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

Fintech Acquisition Corp. V ("FTAC V") was a SPAC.  The sponsor of FTAC V ("FTAC V Sponsor") was a related party as it was an equity method investment of the Company.  The Company made a sponsor investment in FTAC V Sponsor, receiving an initial allocation of 140,000 founder shares.  On December 14, 2020, the Operating LLC entered into a letter agreement with FTAC V Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC V Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC V stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in principal transactions and other income, other SPAC entities in the table below.

Fintech Acquisition Corp. VI ("FTAC VI") was a SPAC.  The sponsor of FTAC VI ("FTAC VI Sponsor") was a related party as it is was an equity method investment of the Company.  On June 26, 2021, the Operating LLC entered into a letter agreement with FTAC VI Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC VI Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founder shares of FTAC VI stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in principal transactions and other income, other SPAC entities in the table below.

FTAC Athena Acquisition Corp. ("FTAC Athena") was a SPAC.  The sponsor of FTAC Athena ("FTAC Athena Sponsor") was a related party as it was an equity method investment of the Company.  On February 26, 2021, the Operating LLC entered into a letter agreement with FTAC Athena Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Athena Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Athena stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in principal transactions and other income, other SPAC entities in the table below.

FTAC Hera Acquisition Corp. ("FTAC Hera") was a SPAC.  The sponsor of FTAC Hera ("FTAC Hera Sponsor") was a related party as it was an equity method investment of the Company.  On March 5, 2021, the Operating LLC entered into a letter agreement with FTAC Hera Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Hera Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Hera stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in principal transactions and other income, other SPAC entities in the table below.

FTAC Parnassus Acquisition Corp. ("FTAC Parnassus") was a SPAC.  The sponsor of FTAC Parnassus ("FTAC Parnassus Sponsor") was a related party as it was an equity method investment of the Company.  On March 15, 2021, the Operating LLC entered into a letter agreement with FTAC Parnassus Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Parnassus Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Parnassus stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in principal transactions and other income, other SPAC entities in the table below.

FTAC Zeus Acquisition Corp. ("FTAC Zeus") was a SPAC.  The sponsor of FTAC Zeus ("FTAC Zeus Sponsor") was a related party as it was an equity method investment of the Company.  On November 24, 2021, the Operating LLC entered into a letter agreement with FTAC Zeus Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Zeus Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Zeus stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in principal transactions and other income, other SPAC entities in the table below.

FTAC Emerald Acquisition Corp. ("FTAC Emerald") is a SPAC.  The sponsor of FTAC Emerald ("FTAC Emerald Sponsor") is a related party as it is an equity method investment of the Company.  On December 20, 2021, the Operating LLC entered into a letter agreement with FTAC Emerald Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Emerald Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Emerald stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in principal transactions and other income, other SPAC entities in the table below.

As of September 30, 2023, all of the SPACs above other than FTAC Emerald have either liquidated or completed a merger with an operating company.  Subsequent to merger or liquidation of the SPAC, there is no further income or loss recorded on the above transactions.

Other

The Company invests in sponsor entities of SPACs, either directly or through its interest in the SPAC Series Funds, that are not otherwise affiliated with the Company but are considered related parties because they are accounted for under the equity method.  As of  September 30, 2023, the Company owned 8.2% of these entities in the aggregate. Income earned or loss incurred on the equity method investments is disclosed in other SPAC entities in the table below.

The following tables display the routine transactions recognized in the consolidated statements of operations from the identified related parties that are described above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Asset management
SPAC Fund	$-	$220	$173	$763
U.S. Insurance JV	320	273	881	808
	$320	$493	$1,054	$1,571
Principal transactions and other income
Insurance SPAC III	$-	$60	$-	$180
Stoa USA Inc./FlipOS	(6,771)	-	(6,771)	4,196
Other SPAC Entities	20	35	45	95
SPAC Fund	-	6	28	(57)
U.S. Insurance JV	89	76	377	(34)
CREO JV	210	165	717	282
	$(6,452)	$342	$(5,604)	$4,662
Income (loss) from equity method affiliates
Dutch Real Estate Entities	$(139)	$(230)	$72	$(495)
Insurance SPAC III	-	(187)	-	(1,142)
Other SPAC Entities	(563)	1,035	(1,680)	(12,893)
	$(702)	$618	$(1,608)	$(14,530)

Operating expense (income)
Duane Morris	$50	$202	$286	$497
Cohen Circle	(26)	(1)	(77)	(44)
	$24	$201	$209	$453
Interest expense (income)
DGC Trust	$-	$-	$-	$326
JKD Investor	224	357	738	918
	$224	$357	$738	$1,244

 The following related party transactions are not included in the tables above.

F.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $95 and $321 for the three and nine months ended September 30, 2023, respectively. Contributions made on behalf of the Company were $94 and $298 for the three and nine months ended September 30, 2022, respectively.

The Company leased office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio, Jr., the vice chairman of the Company’s board of directors.  This lease terminated on June 20, 2022. The Company recorded $0 and $48 of rent expense related to this office space for the three and nine months ended September 30, 2022, respectively.

25. DUE FROM / DUE TO RELATED PARTIES

Amounts due to related parties associated with redeemable financial instruments and outstanding debt are included as components of those balances in the consolidated balance sheets.  Also, interest or investment return owed on those balances are included as a component of accounts payable and other in the consolidated balance sheets.  Any investment made in an equity method affiliate for which the Company does not elect the fair value option is included as a component of investments in equity method affiliates in the consolidated balance sheets.  Any investment made in an equity method affiliate for which the Company elected the fair value option is included as a component of other investments, at fair value in the consolidated balance sheets.

The following table summarizes amounts due from / to related parties as of each date shown. These amounts may result from normal operating advances, employee advances, or from timing differences between the transactions disclosed in note 24 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM RELATED PARTIES

(Dollars in Thousands)

	September 30, 2023	December 31, 2022
U.S. Insurance JV	$320	$261
SPAC Fund - other receivable	33	294
Employee & other	447	232
Due from related parties	$800	$787

On February 1, 2023, Daniel G. Cohen, the Company’s executive chairman, in accordance with the Operating LLC operating agreement, redeemed 479,380 LLC Units for which the Company paid to Mr. Cohen an aggregate of $421, or $0.878 per LLC Unit. The LLC Units were so redeemed by Mr. Cohen in order to fund certain tax liabilities incurred by Mr. Cohen in connection with the vesting, on January 31, 2023, of 967,830 restricted LLC Units that had been previously granted to Mr. Cohen under the 2020 Long-Term Incentive Plan.

On February 1, 2023, Lester Brafman, the Company’s chief executive officer, in accordance with the Operating LLC operating agreement, redeemed 470,330 LLC Units for which the Company paid to Mr. Brafman an aggregate of $413, or $0.878 per LLC Unit. The LLC Units were so redeemed by Mr. Brafman in order to fund certain tax liabilities incurred by Mr. Brafman in connection with the vesting, on January 31, 2023, of 470,330 restricted LLC Units and 49,750 restricted shares of the Company’s Common Stock, all of which had been previously granted to Mr. Brafman under the 2020 Long-Term Incentive Plan.

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

●

Asset Management:  Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of September 30, 2023, we had approximately $2.0 billion in assets under management (“AUM”) of which 49% was in CDOs. A significant portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, liquidations, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

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

We generate our revenue by business segment primarily through the following activities.

Capital Markets:

●	Our trading activities, which include execution and brokerage services, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities and derivatives classified as trading;
●	Revenue earned on our gestation repo financing activities; and
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

A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.  We provide origination services in Europe through our subsidiary CCFESA, and new issue and advisory services in the U.S. through our subsidiary JVB. A division of JVB, CCM is our full-service boutique investment bank, which focuses on M&A, capital markets, and SPAC advisory services.  Currently, our primary source of new issue and advisory revenue is from investment banking and advisory services through CCM, as well as from originating assets for our U.S. and European insurance asset management business including our U.S. Insurance JV and CREO JV.

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of September 30, 2023, 49% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

Equity prices of SPACs and post business combination SPACs declined significantly during 2022 and 2023.  We are exposed to public equity prices of SPACs and post business combination SPACs both through our other investments, at fair value and investments in equity method affiliates.  As a result, we recorded significant principal transaction losses and equity method losses during 2022 and the nine months ended September 30, 2023 in certain SPAC related investments.  Continued declines in the equity prices of these companies will result in further losses for us.

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

Our response to this margin compression has included: (i) building a diversified fixed income trading platform, (ii) acquiring or building out new product lines and expanding existing product lines, (iii) building a hedging execution and funding operation to service mortgage originators, (iv) building out CCM, and (v) monitoring our fixed costs. Our cost management initiatives are ongoing. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a decline in profitability.

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

Rising Interest Rates and Inflation

During 2022, the U.S. Federal Reserve began a process of raising the federal funds rate and quantitative tightening to address rising inflation.  These actions have the effect of increasing interest rates, which negatively impacts our business in several ways:

1.	Rising rates reduce the fair value of the fixed income securities that we hold on our balance sheet.
2.	Rising rates create instability in the equity markets, which has reduced equity financing and business combination volumes and negatively impacted CCM.
3.	Rising rates reduce the volumes of new issue fixed income instruments, which has negatively impacted our CREO JV.
4.	Rising rates significantly reduce mortgage activity. Our mortgage group's profitability is mainly impacted by the volume of mortgage activity in the U.S. (both mortgages for new home purchases as well as refinancing). Furthermore, our mortgage group engages in repo lending to mortgage originators. Reduced mortgage volumes impose financial pressures on mortgage originators and may increase the risk that originators default on their repo obligations to us. See note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
5.	Rising rates may ultimately push the U.S. into recession, which may further reduce overall transaction volumes in the financial markets negatively impacting our business generally.

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

Asset/(Liability)
Cash and cash equivalents	$257
Receivables from brokers, dealers, and clearing agencies	68,066
Other investments, at fair value	40,388
Other assets	108
Accounts payable and other liabilities	(82,968)
Other investments sold, not yet purchased	(25,806)
GP of the SPAC Fund's remaining investment in the SPAC Fund	$45

Included in accounts payable and other liabilities were amounts due to the redeeming investors in the SPAC Fund. As of September 30, 2023, all of the other redemption amounts were paid.

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

On January 31, 2022, the Operating LLC and JKD Investor entered into a note purchase agreement (the "2022 Purchase Agreement"), pursuant to which, among other things,  (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor an Amended and Restated Senior Promissory Note in the aggregate principal amount of $4,500 (the “Amended and Restated Note”), which Amended and Restated Note amended and restated the JKD Note in its entirety. The 2022 Purchase Agreement contains customary representations and warranties on the part of each of JKD Investor and the Operating LLC. We used these proceeds to retire the $2,250 of the 2020 Senior Notes held by RNCS. See notes 16 and 24 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

As a result of the liquidation of Insurance SPAC III, we recorded an equity method loss of $5,896 for the year ended December 31, 2022, which included a write-off of the amounts advanced to Insurance SPAC III from the Operating LLC as well as amounts invested. Of this loss, $4,808 was allocated to the non-convertible non-controlling interests. Therefore, the net impact to the Operating LLC was a loss of $1,088.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2023 and 2022.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,		Favorable / (Unfavorable)
	2023	2022	$ Change	% Change
Revenues
Net trading	$23,117	$30,365	$(7,248)	(24%)
Asset management	5,418	7,243	(1,825)	(25%)
New issue and advisory	9,542	20,486	(10,944)	(53%)
Principal transactions and other income (loss)	10,440	(26,157)	36,597	140%
Total revenues	48,517	31,937	16,580	52%

Operating expenses
Compensation and benefits	35,757	41,320	5,563	13%
Business development, occupancy, equipment	3,887	3,777	(110)	(3%)
Subscriptions, clearing, and execution	6,877	6,025	(852)	(14%)
Professional fee and other operating	6,151	5,593	(558)	(10%)
Depreciation and amortization	433	414	(19)	(5%)
Total operating expenses	53,105	57,129	4,024	7%

Operating income / (loss)	(4,588)	(25,192)	20,604	82%

Non-operating income / (expense)

Interest expense, net	(4,907)	(3,803)	(1,104)	(29%)
Income / (loss) from equity method affiliates	(1,608)	(14,530)	12,922	89%
Income / (loss) before income taxes	(11,103)	(43,525)	32,422	74%
Income tax expense / (benefit)	5,379	3,534	(1,845)	(52%)
Net income / (loss)	(16,482)	(47,059)	30,577	65%
Less: Net income (loss) attributable to the non-convertible non-controlling interest	8,536	(18,980)	(27,516)	(145%)
Enterprise net income / (loss)	(25,018)	(28,079)	3,061	11%
Less: Net income (loss) attributable to the convertible non-controlling interest	(15,357)	(17,691)	(2,334)	(13%)
Net income / (loss) attributable to Cohen & Company Inc.	$(9,661)	$(10,388)	727	7%

Revenues

Revenues increased by $16,580, or 52%, to $48,517 for the nine months ended September 30, 2023, as compared to $31,937 for the nine months ended September 30, 2022. As discussed in more detail below, the change was comprised of (i) a decrease of $7,248 in net trading revenue; (ii) a decrease of $1,825 in asset management revenue; (iii) a decrease in new issue and advisory of $10,944; and (iv) an increase of $36,597 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $7,248, or 24%, to $23,117 for the nine months ended September 30, 2023, as compared to $30,365 for the nine months ended September 30, 2022.  The following table shows the detail by trading group.

NET TRADING

(Dollars in Thousands)

	Nine Months Ended September 30,
	2023	2022	Change
Mortgage	$(250)	$492	$(742)
Gestation repo	12,455	24,305	(11,850)
High yield corporate	3,567	3,583	(16)
Investment grade corporate	(124)	1,463	(1,587)
Wholesale and other	7,469	522	6,947
Total	$23,117	$30,365	$(7,248)

Our net trading revenue includes unrealized gains on our trading investments as of the applicable measurement date that may never be realized due to changes in market or other conditions outside of our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, generally, the net trading revenue recognized may not be indicative of future results. Furthermore, from time to time, some of the assets included in the investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB valuation hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 7, 8, and 9 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which we will ultimately sell these assets.  We consider our gestation repo business to be subject to significant concentration risk.  See note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

A loss of $1,787 and $4,642 related to the FGMC bankruptcy is included above in the mortgage group during the nine months ended September 30, 2023 and 2022, respectively.  See note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

	As of September 30,		As of December 31,
	2023	2022	2022	2021
Company-sponsored CDOs	$991,345	$1,158,911	$1,053,430	$1,239,988
Other Investment Vehicles (1)	1,022,027	988,672	1,061,250	1,118,162
Assets under management (2)	$2,013,372	$2,147,583	$2,114,680	$2,358,150

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

Asset management fees decreased by $1,825, or 25%, to $5,418 for the nine months ended September 30, 2023, as compared to $7,243 for the nine months ended September 30, 2022, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT

(Dollars in Thousands)

	Nine Months Ended September 30,
	2023	2022	Change
CDOs	$1,233	$3,035	$(1,802)
Other	4,185	4,208	(23)
Total	$5,418	$7,243	$(1,825)

Asset management fees from CDOs decreased mainly due to paydowns of principal and the successful auction of one of our Alesco CDOs in 2022.  Asset management fees from other remained relatively unchanged.

New Issue and Advisory

New issue and advisory revenue decreased by $10,944, or 53%, to $9,542 for the nine months ended September 30, 2023, as compared to $20,486 for the nine months ended September 30, 2022.  The following table summarizes new issue revenue by business line.

	Nine Months Ended September 30,
	2023	2022	Change
Cohen & Company Capital Markets	$7,577	$13,980	$(6,403)
Commercial Real Estate Originations	47	1,753	(1,706)
Europe Insurance Originations	1,243	-	1,243
U.S. Insurance Originations	675	4,753	(4,078)
Total	$9,542	$20,486	$(10,944)

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

CCM, a division of JVB, is our full-service boutique investment bank, which focuses on M&A, capital markets, and SPAC advisory services.  In addition, we generate new issue revenue by originating new assets for the U.S. Insurance JV, CREO JV, and our PriDe funds in Europe.

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss) increased by $36,597 to $10,440 for the nine months ended September 30, 2023, as compared to ($26,157) for the nine months ended September 30, 2022.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME

(Dollars in Thousands)

	Nine Months Ended September 30,
	2023	2022	Change
SFTGQ	$25	$(4,634)	$4,659
LMND	47	(2,458)	2,505
WEJOF	(151)	(1,605)	1,454
REE	(184)	(4,536)	4,352
RBT	(2,897)	(853)	(2,044)
HLGN	(298)	(14,167)	13,869
PAYO	166	(386)	552
PWP	(8)	(497)	489
FOXO	(181)	(1,608)	1,427
ML	4	(228)	232
BURU	(475)	-	(475)
SPAC Fund	11	(57)	68
SFA transactions	16,150	-	16,150
Bridge Loan	3,100	-	3,100
U.S. Insurance JV	377	(34)	411
CREO JV	717	282	435
Stoa USA Inc./ FlipOS	(6,770)	4,196	(10,966)
Other	(298)	(411)	113
Total principal transactions	9,335	(26,996)	36,331

IIFC revenue share	783	534	249
All other income / (loss)	322	305	17
Other income	1,105	839	266

Principal transactions and other income (loss)	$10,440	$(26,157)	$36,597

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

SFTGQ represents equity positions in Shift Technologies, Inc. (OTC: SFTGQ), a publicly traded company that closed a business combination with Insurance SPAC.  As of September 30, 2023, we had total investment in SFTGQ carried at fair value of $270, which was included as a component of other investments, at fair value.  In October 2023, SFTGQ declared bankruptcy and was delisted from NASDAQ.  We will write-off this investment in October 2023 and incur a principal transactions loss of $270.

LMND represents equity positions in Lemonade, Inc. (NYSE: LMND), a publicly traded company that acquired Metromile, Inc. ("MILE"), which closed a business combination with Insurance SPAC II.  As of September 30, 2023, we had total investment in LMND carried at fair value of $128, which was included as a component of other investments, at fair value.

WEJOF represents equity positions of Wejo Group Ltd. (OTC: WEJOF), a publicly traded company that closed a business combination with Virtuoso Acquisition Corp. As of September 30, 2023, we had total investment in WEJOF carried at fair value of $6, which was included as a component of other investments, at fair value.

REE represents equity positions of REE Automotive Ltd. (NASDAQ: REE), a publicly traded company that closed a business combination with 10X Capital Venture Acquisition Corp. As of September 30, 2023, we had a total investment in REE carried at fair value of $112, which was included as a component of other investments, at fair value.

RBT represents equity positions of Rubicon Technologies, Inc. (NYSE: RBT), a publicly traded company that closed a business combination with Founder SPAC. As of September 30, 2023, we had a total investment in RBT carried at fair value of $0.

HLGN represents equity positions of Heliogen, Inc. (NYSE: HLGN), a publicly traded company that closed a business combination with Athena Technology Acquisition Corp.  As of September 30, 2023, we had a total investment in HLGN carried at fair value of $56, which was included as a component of other investments, at fair value.

PAYO represents equity positions of Payoneer Global, Inc. (NASDAQ: PAYO), a publicly traded company that closed a business combination with FTAC Olympus Acquisition Corp.  As of September 30, 2023, we had a total investment in PAYO carried at fair value of $1,704, which was included as a component of other investments, at fair value.

PWP represents equity positions of Perella Weinberg Partners (NASDAQ: PWP), a publicly traded company that closed a business combination with FTAC IV Acquisition Corp.  As of September 30, 2023, we had a total investment in PWP carried at fair value of $219, which was included as a component of other investments, at fair value.

FOXO represents equity positions of FOXO Technologies Inc. (NYSE American: FOXO), a publicly traded company that closed its business combination with Delwinds Insurance Acquisition Corp.  As of September 30, 2023, we had a total investment in FOXO carried at fair value of $39, which was included as a component of other investments, at fair value.

ML represents equity positions of MoneyLion Inc. (NYSE: ML), a publicly traded company that closed its business combination with Fusion Acquisition Corp.  As of September 30, 2023, we had a total investment in ML carried at fair value of $29, which was included as a component of other investments, at fair value.

BURU represents equity positions of Nuburu, Inc. (NYSE American: BURU), a publicly traded company that closed a business combination with Tailwind Acquisition Corp.   As of September 30, 2023, we had a total investment in BURU carried at fair value of $17, which was included as a component of other investments, at fair value.

The SPAC Fund invested in the equity of SPACs. We carried our investment in the SPAC Fund at its reported NAV.  Effective April 1, 2023, we began consolidating the SPAC Fund (see note 4 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).  During 2023, the amount shown above represents the change in fair value during the period prior to consolidation.

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

In 2022, we entered into a bridge loan arrangement with an early stage growth company.  The principal of the bridge loan was repaid in full during 2023.  We earned a gross exit fee, initially valued at $3,040, comprised of a cash component of $1,050 and a share component of $1,990.  The cash component was paid in full.  The share component remains outstanding and is carried at fair value.  During 2023, the share component increased in fair value by $60.  During the nine months ended September 30, 2023, the total principal transactions revenue was $3,100.  As of September 30, 2023, the share component was carried at its fair value of $2,050 as a component of other investments, at fair value.

The U.S. Insurance JV invests in insurance company debt.  We carry our investment in the U.S. Insurance JV at its reported NAV.    As of September 30, 2023, we had a total investment in the U.S. Insurance JV carried at fair value of $3,073, which was included as a component of other investments, at fair value.

The CREO JV invests in commercial real estate debt.  We carry our investment in the CREO JV at its reported NAV.  As of September 30, 2023, we had a total investment in the CREO JV carried at fair value of $5,835, which was included as a component of other investments, at fair value.

Stoa USA Inc. / FlipOS was a private company in which we owned common equity. During the three months ended September 30, 2023, Stoa USA Inc. / FlipOS announced that it had ceased operations.  We wrote-off our investment during the three months ended September 30, 2023, and recorded a principal transactions loss.  We have no remaining investment in Stoa USA Inc. / FlipOS as of September 30, 2023.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income (Loss)

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $5,297.  In any particular year, the IIFC revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses decreased by $4,024, or 7%, to $53,105 for the nine months ended September 30, 2023, as compared to $57,129 for the nine months ended September 30, 2022. As discussed in more detail below, the change was comprised of (i) a decrease of $5,563 in compensation and benefits; (ii) an increase of $110 in business development, occupancy, and equipment; (iii) an increase of $852 in subscriptions, clearing, and execution; (iv) an increase of $558 in professional fee and other operating; and (v) an increase of $19 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $5,563, or 13%, to $35,757 for the nine months ended September 30, 2023, as compared to $41,320 for the nine months ended September 30, 2022.

COMPENSATION AND BENEFITS

(Dollars in Thousands)

	Nine Months Ended September 30,
	2023	2022	Change
Cash compensation and benefits	$32,482	$38,055	$(5,573)
Equity-based compensation	3,275	3,265	10
Total	$35,757	$41,320	$(5,563)

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  Cash compensation and benefits decreased by $5,573 to $32,482 for the nine months ended September 30, 2023, as compared to $38,055 for the nine months ended September 30, 2022.  The decrease was due to a decrease in incentive compensation related to revenue.  Our total headcount decreased from 122 at September 30, 2022 to 114 at September, 2023.

Equity-based compensation increased by $10 to $3,275 for the nine months ended September 30, 2023, as compared to $3,265 for the nine months ended September 30, 2022.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $110 to $3,887 for the nine months ended September 30, 2023, as compared to $3,777 for the nine months ended September 30, 2022.  This increase was comprised of an increase in occupancy and equipment of $233, partially offset by a decrease in business development of $123.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $852 to $6,877 for the nine months ended September 30, 2023, as compared to $6,025 for the nine months ended September 30, 2022. This increase was comprised of an increase in subscriptions and dues of $408 and an increase in clearing and execution of $444.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $558 to $6,151 for the nine months ended September 30, 2023, as compared to $5,593 for the nine months ended September 30, 2022. This increase was comprised of an increase in professional fees of $388 and an increase in other operating expense of $170.

Depreciation and Amortization

Depreciation and amortization increased by $19 to $433 for the nine months ended September 30, 2023, as compared to $414 for the nine months ended September 30, 2022.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $1,104 to $4,907 for the nine months ended September 30, 2023, as compared to $3,803 for the nine months ended September 30, 2022.

INTEREST EXPENSE

(Dollars in Thousands)

	Nine Months Ended September 30,
	2023	2022	Change
Junior subordinated notes	$3,887	$2,334	$1,553
2020 Senior Notes	337	344	(7)
2017 Convertible Note	-	327	(327)
Byline Bank	282	201	81
Redeemable Financial Instrument - JKD Capital Partners I LTD	401	597	(196)
	$4,907	$3,803	$1,104

See notes 15 and 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates increased by $12,922 to ($1,608) for the nine months ended September 30, 2023, as compared to ($14,530) for the nine months ended September 30, 2022.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,
	2023	2022	Change
Insurance SPACs	$-	$(1,142)	$1,142
Dutch Real Estate Entities	72	(495)	567
SPAC Sponsor Entities and Other	(1,680)	(12,893)	11,213
Total	$(1,608)	$(14,530)	$12,922

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

	Nine Months Ended September 30,
	2023	2022	Change
HLGN	$-	$(10,625)	$10,625
WEJOF	-	(2,182)	2,182
DRTS	(51)	694	(745)
FOXO	(3)	1,096	(1,099)
Other	(1,626)	(1,876)	250
Total	$(1,680)	$(12,893)	$11,213

As of September 30, 2023, our equity method investment in the sponsor entity of the predecessor SPAC of HLGN was $0.  However, we held HLGN shares as a component of other investments, at fair value as of September 30, 2023.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

As of September 30, 2023, our equity method investment in the sponsor entity of the predecessor SPAC of WEJOF was $0.  However,  we held WEJOF shares as a component of other investments, at fair value as of September 30, 2023.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

As of September 30, 2023, our equity method investment in the sponsor entity of the predecessor SPAC of DRTS was $0.  However, we held DRTS shares as a component of other investments, at fair value as of September 30, 2023.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

As of September 30, 2023, our equity method investment in the sponsor entity of the predecessor SPAC of FOXO was $0.  However, we held FOXO shares as a component of other investments, at fair value as of September 30, 2023.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

The remaining investments in SPAC Sponsor Entities and Other represent investments in sponsor entities that have not yet completed a business combination and other equity method investments.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q

Income Tax Expense / (Benefit)

Income tax expense / (benefit) increased by $1,845 to $5,379 for the nine months ended September 30, 2023, as compared to $3,534 for the nine months ended September 30, 2022.

	For the Nine Months Ended September 30,
	2023	2022	Change
Current	$180	$194	$14
Deferred	5,199	3,340	(1,859)
Total	$5,379	$3,534	$(1,845)

Of the $5,379 of income tax expense recognized during the nine months ended September 30, 2023, $5,199 represented deferred income tax expense recorded as a result of an increase in the valuation allowance recorded against our carryforward assets (net operating loss, "NOL," and net capital loss, "NCL").  Currently, we expect to have federal NOL carryforwards of $98,035, federal NCL carryforwards of $59,729, as well as significant state NOL carryforwards in several states and cities where we do business, as of December 31, 2023.  According to ASC 740 Income Taxes, we should record an offsetting valuation allowance against these deferred tax assets in an amount such that the net asset recognized represents amounts that we believe are more likely than not to be realized.  In making this determination, we must estimate the future amounts of taxable income we will generate in each taxing jurisdiction.  We then must consider the remaining statutory time period available for each carryforward asset, as well as other statutory limitations on usage such as annual limits and income type limits (capital vs. ordinary).  Due to significant losses incurred recently as well as the overall market conditions that we face generally, in the nine months ended September 30, 2023, we revised downward the amount of carryforward assets we believe will be realizable in the future above a more likely than not standard.  Accordingly, we increased the valuation allowances that we had recorded in the nine months ended September 30, 2023, resulting in additional deferred tax expense.

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

Cohen & Company Inc. is treated as a C corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%.  The Company's effective tax rate is significantly different than this rate for the following reasons:

1.  Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the nine months ended September 30, 2023, Cohen & Company Inc. owned 27.37% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this amount, the related tax expense is recognized in these consolidated financial statements.  The remaining 72.63% that was allocated to the non-controlling members of the Operating LLC is subject to taxation on the members' tax returns.

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

4.  We also have valuation allowances applied against our NOL and NCL carryforward deferred tax assets as well as our tax over book basis in the Operating LLC.  Valuation allowances are applied to deferred tax assets when management determines that the assets may not be fully realized.  This determination requires significant judgement and is primarily based on management's expectations regarding the generation of future taxable income.  ASC 740 indicates that all available evidence should be considered when assessing the need for and the appropriate level of a valuation allowance.  All available evidence includes historical information supplemented by all currently available information about future periods.

Net Income / (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the nine months ended September 30, 2023 and 2022 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC, other than interests held by us therein, for the relevant periods.  These interests are not convertible into Common Stock.

SUMMARY CALCULATION OF NON-CONVERTIBLE NON-CONTROLLING INTEREST

For the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	2023	2022	Change
Insurance III SPAC Sponsor Entities	$-	$(598)	$(598)
SPAC PIPE Entities	-	(2,250)	(2,250)
Other SPAC Sponsor Investor	(36)	(16,132)	(16,096)
GP of the SPAC Fund	8,572	-	(8,572)
Total	$8,536	$(18,980)	$(27,516)

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

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the nine months ended September 30, 2023 and 2022 was comprised of the non-controlling interest related to member interests in the Operating LLC, other than interests held by us therein, for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST

For the Nine Months Ended September 30, 2023

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(11,103)	$-	$(11,103)
Income tax expense / (benefit)	1,505	3,874	5,379
Net income / (loss) after tax	(12,608)	(3,874)	(16,482)
Other consolidated subsidiary non-controlling interest	8,536
Net income / (loss) attributable to the Operating LLC	(21,144)
Average effective Operating LLC non-controlling interest % (1)	72.63%
Convertible non-controlling interest	$(15,357)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST

For the Nine Months Ended September 30, 2022

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(43,525)	$-	$(43,525)
Income tax expense / (benefit)	2	3,532	3,534
Net income / (loss) after tax	(43,527)	(3,532)	(47,059)
Other consolidated subsidiary non-controlling interest	(18,980)
Net income / (loss) attributable to the Operating LLC	(24,547)
Average effective Operating LLC non-controlling interest % (1)	72.07%
Operating LLC non-controlling interest	$(17,691)

(1)

Non-controlling interest is recorded on a quarterly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2023 and 2022.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,		Favorable / (Unfavorable)
	2023	2022	$ Change	% Change
Revenues
Net trading	$7,491	$7,966	$(475)	(6%)
Asset management	1,788	3,456	(1,668)	(48%)
New issue and advisory	7,247	13,235	(5,988)	(45%)
Principal transactions and other income (loss)	595	(1,192)	1,787	150%
Total revenues	17,121	23,465	(6,344)	(27%)

Operating expenses
Compensation and benefits	15,219	15,227	8	0%
Business development, occupancy, equipment	1,268	1,234	(34)	(3%)
Subscriptions, clearing, and execution	2,409	2,112	(297)	(14%)
Professional fee and other operating	2,189	1,905	(284)	(15%)
Depreciation and amortization	140	139	(1)	(1%)
Total operating expenses	21,225	20,617	(608)	(3%)

Operating income / (loss)	(4,104)	2,848	(6,952)	(244%)

Non-operating income / (expense)

Interest expense, net	(1,685)	(1,346)	(339)	(25%)
Income / (loss) from equity method affiliates	(702)	618	(1,320)	(214%)
Income / (loss) before income taxes	(6,491)	2,120	(8,611)	(406%)
Income tax expense / (benefit)	(755)	1,761	2,516	143%
Net income / (loss)	(5,736)	359	(6,095)	(1,698%)
Less: Net income (loss) attributable to the non-convertible non-controlling interest	1,936	(109)	(2,045)	(1,876%)
Enterprise net income / (loss)	(7,672)	468	(8,140)	(1,739%)
Less: Net income (loss) attributable to the convertible non-controlling interest	(7,249)	1,387	8,636	623%
Net income / (loss) attributable to Cohen & Company Inc.	$(423)	$(919)	496	54%

Revenues

Revenues decreased by $6,344, or 27%, to $17,121 for the three months ended September 30, 2023, as compared to $23,465 for the three months ended September 30, 2022. As discussed in more detail below, the change was comprised of (i) a decrease of $475 in net trading revenue, (ii) a decrease of $1,668 in asset management revenue, (iii) a decrease of $5,988 in new issue and advisory revenue, and (iv) an increase of $1,787 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $475, or 6%, to $7,491 for the three months ended September 30, 2023, as compared to $7,966 for the three months ended September 30, 2022.  The following table shows the detail by trading group.

NET TRADING

(Dollars in Thousands)

	Three Months Ended September 30,
	2023	2022	Change
Mortgage	$535	$(2,834)	$3,369
Gestation repo	4,059	6,672	(2,613)
High yield corporate	1,037	1,444	(407)
Investment grade corporate	(400)	595	(995)
Wholesale and other	2,260	2,089	171
Total	$7,491	$7,966	$(475)

Our net trading revenue includes unrealized gains on our trading investments as of the applicable measurement date that may never be realized due to changes in market or other conditions not under our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized may not be indicative of future results. Furthermore, from time to time, some of the assets included in the investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB valuation hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 7, 8, and 9 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.  We consider our gestation repo business to be subject to significant concentration risk.  See note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

A loss of $60 and $4,642 related to the FGMC bankruptcy was included above in the mortgage group during the three months ended September 30, 2023 and 2022, respectively.  See note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

	As of September 30,		As of December 31,
	2023	2022	2022	2021
Company-sponsored CDOs	$991,345	$1,158,911	$1,053,430	$1,239,988
Other Investment Vehicles (1)	1,022,027	988,672	1,061,250	1,118,162
Assets under management (2)	$2,013,372	$2,147,583	$2,114,680	$2,358,150

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

Asset management fees decreased by $1,668, or 48%, to $1,788 for the three months ended September 30, 2023, as compared to $3,456 for the three months ended September 30, 2022, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT

(Dollars in Thousands)

	Three Months Ended September 30,
	2023	2022	Change
CDOs	$407	$2,049	$(1,642)
Other	1,381	1,407	(26)
Total	$1,788	$3,456	$(1,668)

Asset management fees from CDOs decreased mainly due to paydowns of principal and the successful auction of one of our Alesco CDOs in 2022.  Asset management fees from other remained relatively unchanged.

New Issue and Advisory

New issue and advisory revenue decreased by $5,988 to $7,247 for the three months ended September 30, 2023, as compared to $13,235 for the three months ended September 30, 2022.  The following table summarizes new issue and advisory revenue by business line.

	Three Months Ended September 30,
	2023	2022	Change
Cohen & Company Capital Markets	$5,965	$10,475	$(4,510)
Commercial Real Estate Originations	39	-	39
Europe Insurance Originations	1,243	-	1,243
U.S. Insurance Originations	-	2,760	(2,760)
Total	$7,247	$13,235	$(5,988)

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

CCM, a division of JVB, is our full-service boutique investment bank, which focuses on M&A, capital markets, and SPAC advisory services.  In addition, we generate new issue revenue by originating new assets for the U.S. Insurance JV, CREO JV, and our PriDe funds in Europe.

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss) increased by $1,787 to $595 for the three months ended September 30, 2023, as compared to ($1,192) for the three months ended September 30, 2022.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME

(Dollars in Thousands)

	Three Months Ended September 30,
	2023	2022	Change
LMND	$(57)	$684	$(741)
REE	(178)	(363)	185
RBT	68	(853)	921
PAYO	364	586	(222)
FOXO	(136)	(1,608)	1,472
SPAC Fund	-	6	(6)
SFA transactions	6,731	-	6,731
Bridge Loan	60	-	60
U.S. Insurance JV	89	76	13
CREO JV	210	165	45
Stoa USA Inc./ FlipOS	(6,770)	-	(6,770)
Other	(138)	(196)	58
Total principal transactions	243	(1,503)	1,746

IIFC revenue share	286	191	95
All other income / (loss)	66	120	(54)
Other income	352	311	41

Principal transactions and other income (loss)	$595	$(1,192)	$1,787

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

LMND represents equity positions in Lemonade, Inc. (NYSE: LMND), a publicly traded company that acquired Metromile, Inc. ("MILE"), which closed a business combination with Insurance SPAC II.  As of September 30, 2023, we had total investment in LMND carried at fair value of $128, which was included as a component of other investments, at fair value.

REE represents equity positions of REE Automotive Ltd. (NASDAQ: REE), a publicly traded company that closed a business combination with 10X Capital Venture Acquisition Corp. As of September 30, 2023, we had a total investment in REE carried at fair value of $112, which was included as a component of other investments, at fair value.

RBT represents equity positions of Rubicon Technologies, Inc. (NYSE: RBT), a publicly traded company that closed a business combination with Founder SPAC. As of September 30, 2023, we had a total investment in RBT carried at fair value of $0.

PAYO represents equity positions of Payoneer Global, Inc. (NASDAQ: PAYO), a publicly traded company that closed a business combination with FTAC Olympus Acquisition Corp.  As of September 30, 2023, we had a total investment in PAYO carried at fair value of $1,704, which was included as a component of other investments, at fair value.

FOXO represents equity positions of FOXO Technologies Inc. (NYSE American: FOXO), a publicly traded company that closed its business combination with Delwinds Insurance Acquisition Corp.  As of September 30, 2023, we had a total investment in FOXO carried at fair value of $39, which was included as a component of other investments, at fair value.

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

In 2022, we entered into a bridge loan arrangement with an early stage growth company.  The principal of the bridge loan was repaid in full during 2023.  We earned a gross exit fee, initially valued at $3,040, comprised of a cash component of $1,050 and a share component of $1,990.  The cash component was paid in full.  The share component remains outstanding and is carried at fair value.  During the three months ended September 30, 2023, the share component increased in fair value by $60.  As of September 30, 2023, the share component was carried at its fair value of $2,050 as a component of other investments, at fair value.

The U.S. Insurance JV invests in insurance company debt.  We carry our investment in the U.S. Insurance JV at its reported NAV.   As of September 30, 2023, we had a total investment in the U.S. Insurance JV carried at fair value of $3,073, which was included as a component of other investments, at fair value.

The CREO JV invests in commercial real estate debt.  We carry our investment in the CREO JV at its reported NAV.   As of September 30, 2023, we had a total investment in the CREO JV carried at fair value of $5,834, which was included as a component of other investments, at fair value.

Stoa USA Inc. / FlipOS was a private company in which we owned common equity. During the three months ended September 30, 2023, Stoa USA Inc. / FlipOS announced that it had ceased operations and declared bankruptcy.  We wrote-off our investment during the three months ended September 30, 2023, and recorded a principal transactions loss.  We have no remaining investment in Stoa USA Inc. / FlipOS as of September 30, 2023.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income (Loss)

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $5,297.  In any particular year, the IIFC revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $608, or 3%, to $21,225 for the three months ended September 30, 2023, as compared to $20,617 for the three months ended September 30, 2022. As discussed in more detail below, the change was comprised of (i) a decrease of $8 in compensation and benefits; (ii) an increase of $34 in business development, occupancy, and equipment; (iii) an increase of $297 in subscriptions, clearing, and execution; (iv) an increase of $284 in professional fee and other operating; and (v) an increase of $1 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits decreased by $8, or 0%, to $15,219 for the three months ended September 30, 2023, as compared to $15,227 for the three months ended September 30, 2022.

COMPENSATION AND BENEFITS

(Dollars in Thousands)

	Three Months Ended September 30,
	2023	2022	Change
Cash compensation and benefits	$14,140	$14,147	$(7)
Equity-based compensation	1,079	1,080	(1)
Total	$15,219	$15,227	$(8)

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  Cash compensation and benefits remained relatively unchanged  Our total headcount decreased from 122 at September 30, 2022 to 114 at September 30, 2023.  Equity-based compensation remained relatively unchanged.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $34, or 3%, to $1,268 for the three months ended September 30, 2023, as compared to $1,234 for the three months ended September 30, 2022.  This increase was comprised of an increase in occupancy and equipment of $105, partially offset by a decrease in business development of $71.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $297, or 14%, to $2,409 for the three months ended September 30, 2023, as compared to $2,112 for the three months ended September 30, 2022. This increase was due to an increase of $149 in subscriptions and an increase of $148 in clearing and execution.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $284, or 15%, to $2,189 for the three months ended September 30, 2023, as compared to $1,905 for the three months ended September 30, 2022. This increase was comprised of an increase in professional fees of $128 and an increase in other operating expense of $156.

Depreciation and Amortization

Depreciation and amortization increased by $1, or 1%, to $140 for the three months ended September 30, 2023, as compared to $139 for the three months ended September 30, 2022.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $339 to $1,685 for the three months ended September 30, 2023, as compared to $1,346 for the three months ended September 30, 2022.

INTEREST EXPENSE

(Dollars in Thousands)

	Three Months Ended September 30,
	2023	2022	Change
Junior subordinated notes	$1,402	$921	$481
2020 Senior Notes	114	113	1
Byline Bank	59	67	(8)
Redeemable Financial Instrument - JKD Capital Partners I LTD	110	245	(135)
	$1,685	$1,346	$339

See notes 15 and 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $1,320 to ($702) for the three months ended September 30, 2023, as compared to $618 for the three months ended September 30, 2022.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
	2023	2022	Change
Insurance SPACs	$-	$(186)	$186
Dutch Real Estate Entities	(139)	(230)	91
SPAC Sponsor Entities and Other	(563)	1,034	(1,597)
Total	$(702)	$618	$(1,320)

SPAC sponsor entities and other includes both indirect and direct investments in SPAC sponsor entities.  Several of these SPAC sponsor entities are invested in SPACs that have completed their business combinations.  Those SPAC sponsor entities hold restricted and unrestricted equity interests in the public post-merger entities.  We account for our investments in SPAC sponsor entities under the equity method of accounting.  If a SPAC sponsor entity distributes SPAC shares to us, we account for those SPAC shares as a component of other investments, at fair value.  The following table shows the equity method income / (loss) included in SPAC sponsor entities and other above broken out by the ultimate public company investee.  For several of the investments described below, we also had an investment in the same company accounted for at fair value as a component of other investments, at fair value during the periods presented. See discussion of principal transactions above.

	Three Months Ended September 30,
	2023	2022	Change
FOXO	$-	$1,157	$(1,157)
DRTS	-	(381)	381
Other	(563)	258	(821)
Total	$(563)	$1,034	$(1,597)

As of September 30, 2023, our equity method investment in the sponsor entity of the predecessor SPAC of FOXO was $0.  However, we held FOXO shares as a component of other investments, at fair value as of September 30, 2023.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

As of September 30, 2023, our equity method investment in the sponsor entity of the predecessor SPAC of DRTS was $0.  However, we held DRTS shares as a component of other investments, at fair value as of September 30, 2023.  See Principal Transactions above and note 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

The remaining investments in SPAC Sponsor Entities and Other represent investments in SPAC sponsor entities that have not yet completed a business combination and other equity method investments.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q

Income Tax Expense / (Benefit)

Income tax expense / (benefit) increased by $2,516 to ($755) for the three months ended September 30, 2023, as compared to $1,761 for the three months ended September 30, 2022.

	For the Three Months Ended September 30,
	2023	2022	Change
Current	$649	$(217)	$(866)
Deferred	(1,404)	1,978	3,382
Total	$(755)	$1,761	$2,516

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

Cohen & Company Inc. is treated as a C corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%.  The Company's effective tax rate is significantly different than this rate for the following reasons:

1.  Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the three months ended September 30, 2023, Cohen & Company Inc. owned 27.49% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this amount, the related tax expense is recognized in these consolidated financial statements.  The remaining 72.51% that was allocated to the non-controlling members of the Operating LLC is subject to taxation on such members' tax returns.

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

4.  We also have valuation allowances applied against our NOL and NCL carryforward deferred tax assets as well as our tax over book basis in the Operating LLC.  Valuation allowances are applied to deferred tax assets when management determines that the assets may not be fully realized.  This determination requires significant judgement and is primarily based on management's expectations regarding the generation of future taxable income.  ASC 740 indicates that all available evidence should be considered when assessing the need for and the appropriate level of a valuation allowance.  All available evidence includes historical information supplemented by all currently available information about future periods.

Net Income / (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the three months ended September 30, 2023 and 2022 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us therein for the relevant periods.  These interests are not convertible into Common Stock.

SUMMARY CALCULATION OF NON-CONVERTIBLE NON-CONTROLLING INTEREST

For the Three Months Ended September 30, 2023

	Three Months Ended September 30,
	2023	2022	Change
Insurance III SPAC Sponsor Entities	$-	$(116)	$(116)
SPAC PIPE Entities	-	21	21
Other SPAC Sponsor Investor	(7)	(14)	(7)
GP of the SPAC Fund	1,943	-	(1,943)
Total	$1,936	$(109)	$(2,045)

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

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the three months ended September 30, 2023 and 2022 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us therein for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST

For the Three Months Ended September 30, 2023

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(6,491)	$-	$(6,491)
Income tax expense / (benefit)	1,563	(2,318)	(755)
Net income / (loss) after tax	(8,054)	2,318	(5,736)
Other consolidated subsidiary non-controlling interest	1,936
Net income / (loss) attributable to the Operating LLC	(9,990)
Average effective Operating LLC non-controlling interest % (1)	72.56%
Operating LLC non-controlling interest	$(7,249)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST

For the Three Months Ended September 30, 2022

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$2,120	$-	$2,120
Income tax expense / (benefit)	14	1,747	1,761
Net income / (loss) after tax	2,106	(1,747)	359
Other consolidated subsidiary non-controlling interest	(109)
Net income / (loss) attributable to the Operating LLC	2,215
Average effective Operating LLC non-controlling interest % (1)	62.62%
Operating LLC non-controlling interest	1,387

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through a distribution or a loan. CCFESA is subject to the regulations of the ACPR, which imposes minimum capital requirements.  See note 25 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

On July 29, 2021, our board of directors reinstated our quarterly dividend declaring a cash dividend of $0.25 per share.  We have paid a quarterly cash dividend of $0.25 regularly since that date.  In addition to our routine quarterly distribution, on March 8, 2022, our board of directors declared a special cash dividend of $0.75 per share.  On  November 2, 2023, the Company's board of directors declared a quarterly cash dividend of $0.25 per share on its Common Stock.  The dividends are payable on December 1, 2023 to stockholders of record on November 17, 2023.

During the nine months ended September 30, 2023 and 2022, we had the following other financing transactions in excess of $1,000.  This excludes non-cash transactions.  See note 23 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

During the nine months ended September 30, 2023:

●	We drew and repaid $15,000 on the Byline Bank line of credit.
●	We paid dividends of $1,369.
●	We made distributions to the convertible non-controlling interest of $3,341.
●	We made distributions to the non-convertible non-controlling interest of $2,400.

During the nine months ended September 30, 2022:

●	We issued a new 2020 Senior Note for $2,250 and used the proceeds to pay off an existing 2020 Senior Note.
●	We paid dividends of $2,201.
●	We made distributions to the convertible non-controlling interest of $5,535.
●	We made distributions to the non-convertible non-controlling interest of $2,236.

Cash Flows

We have seven primary uses for capital:

(1)

To fund the operations of our Capital Markets business segment. Our Capital Markets business segment utilizes capital (i) to fund securities inventory to facilitate client trading activities; (ii) for risk trading for our own account; (iii) to fund our collateralized securities lending activities; (iv) for temporary capital needs associated with underwriting activities; (v) to fund business expansion into existing or new product lines including additional capital dedicated to our mortgage group as well as our gestation repo business; and (vi) to fund any operating losses incurred.

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

(6)	To fund potential repurchases of Common Stock. We have opportunistically repurchased Common Stock in private transactions.
(7)	To pay off debt as it matures. We have indebtedness that must be repaid as it matures. See note 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of September 30, 2023 and December 31, 2022, we maintained cash and cash equivalents of $ 13,350 and $ 29,101, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION

(Dollars in Thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities	$(36,177)	$4,247
Cash flow from investing activities	28,549	3,176
Cash flow from financing activities	(8,080)	(10,197)
Effect of exchange rate on cash	(43)	(506)
Net cash flow	(15,751)	(3,280)
Cash and cash equivalents, beginning	29,101	50,567
Cash and cash equivalents, ending	$13,350	$47,287

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Nine Months Ended September 30, 2023

As of September 30, 2023, our cash and cash equivalents were $ 13,350, representing a decrease of $ 15,751 from December 31, 2022. The decrease was attributable to cash used in operating activities of $ 36,177, cash provided by investing activities of $ 28,549, cash used in financing activities of $ 8,080, and an decrease in cash caused by the change in exchange rates of $ 43.

The cash used in operating activities of $ 36,177 was comprised of (a) net cash outflows of $ 82,768 related to working capital fluctuations; (b) net cash inflows of $ 61,904 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) net cash outflows from other earnings items of $ 15,313 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), non cash revenue, realized and unrealized gains and losses and accretion of income on other investments, income/(loss) from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $ 28,549 was comprised of (a) $35,955 of sales of other investments sold, not yet purchased, at fair value; (b) $51,412 of sales of other investments, at fair value; (c) $5 in distributions received from equity method affiliates; partially offset by (d) $55,605 of cash used to purchase other investments, at fair value; (e) $1,112 of cash used to purchase other investments sold, not yet purchased, at fair value; (f) $1,806 of cash used to invest in equity method affiliates; and (g) $300 in cash used to purchase furniture, equipment, and leasehold improvements.

The cash used in financing activities of $ 8,080 was comprised of (a) $175 in cash used to net settle equity awards; (b) $1,369 in cash used to pay dividends; (c) $3,341 in convertible non-controlling interest distributions; (d) $2,400 in non-convertible non-controlling interests distributions; (e) $834 of redemptions of convertible non-controlling interests; partially offset by (f) $39 in investments received from non-controlling interests.  We also drew and repaid $15,000 on the Byline Bank line of credit.

Nine Months Ended September 30, 2022

As of September 30, 2022, our cash and cash equivalents were $47,287, representing a decrease of $3,280 from December 31, 2021. The decrease was attributable to cash provided by operating activities of $4,247, cash provided by investing activities of $3,176, cash used in financing activities of $10,197, and a decrease in cash caused by the change in exchange rates of $506.

The cash provided by operating activities of $4,247 was comprised of (a) net cash outflows of $11,544 related to working capital fluctuations; (b) net cash inflows of $13,840 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) net cash inflows from other earnings items of $1,951 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $3,176 was comprised of (a) $15,791 of cash inflows from sales and returns of principal from other investments, at fair value; (b) $3,054 of cash inflows from sales and returns of principal from other investments sold, not yet purchased at fair value; and (c) $75 in distributions received from equity method affiliates; partially offset by (d) $8,651 in cash used to purchase other investments, at fair value; (e) $5,994 in cash used to purchase other investments sold, not yet purchased at fair value, (f) $617 in cash invested in equity method affiliates, and (g) $482 in cash used to purchase furniture, equipment, and leasehold improvements.

The cash used in financing activities of $10,197 was comprised of (a) $2,250 in cash used to repay debt; (b) $234 in cash used to settle equity awards; (c) $2,201 in cash used to pay dividends; (d) $5,535 in cash used to pay distributions to the convertible non-controlling interest; and (e) $2,236 in cash used to pay distributions to the non-convertible non-controlling interest; partially offset by (f) $9 in contributions received from non-convertible non-controlling interests; and (g) $2,250 in cash proceeds from debt.

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFESA in France. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. CCFESA is subject to the regulations of the ACPR. The amount of net assets that these subsidiaries may distribute is subject to restrictions under the applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at September 30, 2023 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS

(Dollars in Thousands)

September 30, 2023
United States	$250
Europe	483
Total	$733

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at September 30, 2023, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $52,614. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Restrictions of Distributions of Capital from JVB

As of September 30, 2023, our total equity on a consolidated basis was $72,721 and the total equity of JVB was $78,002.  Therefore, an equity deficit of $5,281 of equity exists outside of JVB.

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

If there were an event of default under a repurchase agreement, the counterparty would have the option to terminate all repurchase transactions existing with us and make any amount due from us to the counterparty payable immediately. Repurchase obligations are full recourse obligations to us. If we were to default under a repurchase obligation, the counterparty would have recourse to our other assets if the collateral was not sufficient to satisfy the obligation in full. Most of our repurchase agreements are entered into as part of our gestation repo business.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the nine months ended September 30, 2023 and the twelve months ended December 31, 2022 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Nine Months Ended September 30, 2023	For the Twelve Months Ended December 31, 2022
Receivables under resale agreements
Period end	$418,134	$437,692
Monthly average	$420,760	$1,628,141
Maximum month end	$472,103	$3,006,658
Securities sold under agreements to repurchase
Period end	$417,946	$452,797
Monthly average	$431,175	$1,649,310
Maximum month end	$471,900	$3,002,514

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

DETAIL OF DEBT

(Dollars in Thousands)

	As of	As of	Interest
Description	September 30, 2023	December 31, 2022	Rate Terms	Interest (2)	Maturity
Non-convertible debt:
10.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	10.00%	January 2024

Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	9.63%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	9.81%	March 2035
Less unamortized discount	(23,146)	(23,601)
	24,979	24,524

Byline Bank	-	-	Variable	NA	December 2023
Total	$29,479	$29,024

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of September 30, 2023 on a combined basis was 21.74% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

As of September 30, 2023 and December 31, 2022, we had a redeemable financial instrument payable to JKD Investor.  See note 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 14 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of September 30, 2023.

Contractual Obligations

The table below summarizes our significant contractual obligations as of September 30, 2023 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements. In addition, amortization of discount on debt is excluded.

CONTRACTUAL OBLIGATIONS

September 30, 2023

(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$9,867	$2,322	$3,410	$3,032	$1,103
Maturity of 2020 Senior Notes (1)	4,500	4,500	-	-	-
Interest on 2020 Senior Notes (1)	265	265	-	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	60,476	4,670	9,340	9,340	37,126
Redeemable Financial Instrument - JKD Investor (3)	7,868	7,868	-	-	-
Other Operating Obligations (4)	1,733	1,094	639	-	-
	$132,834	$20,719	$13,389	$12,372	$86,354

(1)

The 2020 Senior Notes mature on January 31, 2024.  However, any time after January 31, 2023, the holder can give us 31 days' notice and require full repayment.  For purposes of the table above, we show the maturity on the earlier date, but show the interest payments out to the stated maturity date.

(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 9.63% (based on the Term SOFR rate in effect as of September 30, 2023 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 9.81% (based on the Term SOFR rate in effect as of September 30, 2023 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In August 2023, the FASB issued ASU 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement.  The ASU applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture) as defined in the FASB Accounting Standards Codification Master Glossary. The amendments in the ASU require that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value. The ASU is effective on a prospective basis for all joint ventures with a formation date on or after January 1, 2025. Early adoption of ASU No. 2023-05 is permitted in any interim or annual period in which financial statements have not yet been issued. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. Our industry is subject to a number of highly complex accounting rules and requirements many of which place heavy burdens on management to make judgments relating to our business. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended September 30, 2023, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of September 30, 2023, we would incur a loss of ($1,682) if the yield curve rises 100 bps across all maturities and a gain of $1,678 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We also hold a significant amount of equity in public companies that recently completed a merger with a SPAC we sponsored or invested in. A significant portion of the equity we hold in these types of entities are subject to sale restrictions. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions or in some cases entering into derivatives trades to hedge this exposure. We also have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of September 30, 2023, our equity price sensitivity was $745 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of September 30, 2023, a 100 bps change in the appropriate variable base rate would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $1,989 as of September 30, 2023.

Counterparty Risk and Settlement Risk

We are subject to counterparty risk primarily in two areas: (i) our collateralized securities transactions described in note 10 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q and (ii) our TBA and other forward agency MBS activities described in note 9 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q. With respect to the gestation repo financing activities, our risk is that the counterparty does not fulfill its obligation to repurchase the underlying security when it is due. In this case, we would typically liquidate the underlying security, which may result in a loss if the security has declined in value in relation to the balance due from the counterparty under the reverse repurchase agreement.

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

Risks Related to our Gestation Repo Business

We have entered into repurchase and reverse repurchase agreements as part of our gestation repo business.  In general, we will lend money to a counterparty after obtaining collateral securities from that counterparty pursuant to a reverse repurchase agreement.  We will borrow money from another counterparty using those same collateral securities pursuant to a repurchase agreement.  We seek to earn net interest income on these matched transactions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the Company’s board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2023. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at September 30, 2023.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
July 1 through July 31, 2023	-	$-	-	34,704
August 1 through August 31, 2023	-	$-	-	34,704
September 1 through September 30, 2023	-	$-	-	34,704
Total	-		-

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Rule 10b5-1 Trading Plans

Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended September 30, 2023,  none of our directors or officers adopted, modified or terminated by any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”

[BS1]Blake: please let me know if you agree this should be in here.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted inline XBRL: (i) the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022, (iii) the Consolidated Statements of Changes in Equity for the Three and Nine Months Ended September 30, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN
Lester R. Brafman
Date: November 3, 2023		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: November 3, 2023		Executive Vice President, Chief Financial Officer, and Treasurer