Form 10-K
period 2023-12-31
Cohen & Co Inc.
filed 2024-03-06
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2023, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $5.3 million.  As of March 1, 2024, there were 1,928,172 shares of Common Stock of Cohen & Company Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

•	integration of operations;
•	business strategies;
•	growth opportunities;
•	competitive position;
•	market outlook;
•	expected financial position;
•	expected results of operations;
•	future cash flows;
•	financing plans;
•	plans and objectives of management;
•	tax treatment of the business combinations;
•	our investments in both SPACs and SPAC sponsor entities, including through our SPAC Series Funds;
•	our role as asset manager and sponsor in our SPAC franchise;
•	fair value of assets; and
•	any other statements regarding future growth, future cash needs, future operations, business plans, future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors.” Actual results may differ materially as a result of various factors, some of which are outside our control, including the following:

•	a decline in general economic conditions or the global financial markets;
•	continuation of the COVID-19 pandemic or future outbreaks of COVID-19, the timing and effectiveness of vaccine distribution, and uncertainty surrounding the length and severity of future impacts on the global economy and on our business, liquidity, results of operations and financial condition;
•	economic uncertainty and capital markets disruption which has been significantly impacted by geopolitical instability;
•	losses and reduced transaction volumes as a result of increasing interest rates and inflation;
•	risks and liabilities due to our investments in the equity interests of SPACs and SPAC sponsor entities including the risk of increased regulation applicable to SPACs, risks regarding litigation in connection with the SPACs in which we invest and those which we sponsor, uncertainty of whether the SPACs in which we invest and those we sponsor will consummate a business combination, significant competition for business opportunities in the SPAC industry, write-downs or write-offs with respect to the securities which we hold subsequent to the consummation of an initial business combination by the SPACs in which we invest and those which we sponsor, and the target of a SPAC being an early-stage and financially unstable company;
•	losses caused by financial or other problems experienced by third parties;
•	losses due to unidentified or unanticipated risks;
•	losses (whether realized or unrealized) on our principal investments;
•	a lack of liquidity, i.e., ready access to funds for use in our businesses, or the availability of financing at prohibitive rates;
•	the ability to attract and retain personnel;
•	the ability to meet regulatory capital requirements administered by federal agencies;
•	the ability to pay dividends;
•	an inability to generate incremental income from acquired, newly established, or expanded businesses;
•	unanticipated market closures due to inclement weather or other disasters;
•	the volume of trading in securities including collateralized securities transactions;
•	the liquidity in capital markets;
•	the creditworthiness of our correspondents, trading counterparties, and banking and margin customers;
•	changing interest rates and their impacts on U.S. residential mortgage volumes;

•	competitive conditions in each of our business segments;
•	the availability of borrowings under credit lines, credit agreements, warehouse agreements, and our credit facilities;
•	the potential misconduct or errors by our employees or by entities with whom we conduct business; and
•	the potential for litigation and other regulatory liability.

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

Our Internet website is www.cohenandcompany.com and we make available on our website our filings with the Securities and Exchange Commission (“SEC”), including annual reports, quarterly reports, current reports and any amendments to those filings.  The reference to our website address does not constitute incorporation by reference of the information contained therein into this Form 10-K. We also use our website to disseminate other material information to our investors (on the Home Page and in the “Investor Relations” section of our website). We also post on our website our press releases and information about our public conference calls (including the scheduled dates, times and the methods by which investors and others can listen to those calls), and we make available for replay webcasts of those calls and other presentations for a limited time, if applicable.

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

“JVB Holdings” refers to JVB Financial Holdings, L.P., a wholly owned subsidiary of the Operating LLC; “JVB” refers to J.V.B. Financial Group, LLC, a wholly owned broker-dealer subsidiary of JVB Holdings; "CCFESA" refers to Cohen & Company Financial (Europe) S.A., a majority owned subsidiary regulated by the Autorité de Contrôle Prudentiel et de Résolution ("ACPR") in France; and “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a wholly owned subsidiary of the Operating LLC formerly regulated by the Central Bank of Ireland (the “CBI”).

“Securities Act” refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1.  BUSINESS.

INFORMATION REGARDING COHEN & COMPANY INC.

Overview

We are a Maryland corporation that incorporated on October 6, 2003. We are a financial services company specializing in an expanding range of capital markets and asset management services. Our business segments are Capital Markets, Asset Management, and Principal Investing. Our Capital Markets business segment consists of fixed income sales, trading, and gestation repo financing as well as new issue placements in corporate and securitized products and advisory services, operating primarily through our subsidiaries, JVB in the United States (the “U.S.”) and CCFESA in Europe. A division of JVB, Cohen & Company Capital Markets (“CCM”) is our full-service boutique investment bank that focuses on mergers and acquisitions (“M&A”), capital markets, and SPAC advisory. Our Asset Management business segment manages assets through investment vehicles, such as collateralized debt obligations (“CDOs”), managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). As of December 31, 2023, we had approximately $2.4 billion of assets under management (“AUM”) in primarily fixed income assets in a variety of asset classes including U.S. and European bank and insurance trust preferred securities (“TruPS”), debt issued by small and medium sized European, U.S., and Bermudian insurance and reinsurance companies, equity interests of SPACs and their sponsor entities, and commercial real estate loans. Our Principal Investing business segment is comprised primarily of investments we hold related to our SPAC franchise and investments that we have made for the purpose of earning an investment return rather than investments made to support our trading or other capital markets business activity. Our Principal Investing segment also includes other investments that we have received as consideration for advisory services provided by our Capital Markets segment.

Capital Markets

Our Capital Markets business segment consists primarily of fixed income sales, trading, and gestation repo financing as well as new issue placements in corporate and securitized products and advisory services operating primarily through our subsidiaries, JVB in the U.S. and CCFESA in Europe. JVB is our sole operating U.S. broker-dealer, under our JVB Holdings subsidiary, and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Industry Protection Corporation (“SIPC”). CCFESA is regulated by the ACPR.

CCM was established in 2021 as a division of JVB to address the coverage gaps and structural shortfalls at leading investment banks. CCM is a boutique investment bank that provides innovative strategic and financial advice in M&A, capital markets, and SPAC advisory services. We have investment banking professionals with experience in a number of emerging growth verticals and continue to expand our offerings for our clients. We are a lead advisor on the majority of the transactions we advise, showcasing an ability to navigate complex transactions and volatile markets. To date, CCM has hired 24 professionals with substantial industry and capital markets experience.

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

In 2012, we established a trading desk for “to-be-announced” securities, or TBAs, as part of our mortgage group. TBAs are forward mortgage-backed securities with exact collateral that remains unknown until just prior to the trade settlement, although the characteristics of the collateral are known. The forward collateral types are exclusively issued by U.S. government agencies, such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Government National Mortgage Association (“Ginnie Mae”). One objective of our mortgage group is to provide capital markets execution services to small and middle market institutional mortgage originators that hedge their mortgage pipelines. In addition to providing credit for MBS trading lines and execution services, our mortgage group offers trading of specified pools and financing for qualified originators. Our mortgage group offers a range of solutions for institutional clients seeking to enhance their mortgage pipeline execution and overall portfolio profitability. In addition, our mortgage group acts as an intermediary between borrowers and lenders of short-term funds and provides funding for various inventory positions using repurchase agreements.

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

Trades in our Capital Markets business segment can be either “riskless” or risk-based. Riskless trades are transacted with a customer order in hand, resulting in limited risk to us. Risk-based trades involve us owning the securities and thus placing our capital at risk. Such risk-based trading activity may include the use of leverage. In recent years, we began to utilize more leverage in our Capital Markets business segment. We believe that the prudent use of capital to facilitate client orders increases trading volume and profitability. Any gains or losses on trading securities that we have classified as investments-trading are recorded in our Capital Markets business segment, whereas any gains or losses on securities that we classified as other investments, at fair value are recorded in our Principal Investing business segment.

From time to time CCM will receive financial instruments as consideration for services. We will generally record the fair value of the investment consideration as Capital Markets segment revenue at the time it is received, then reclassify the investment to the Principal Investing segment and record subsequent gains and losses, including periodic mark-to-market unrealized gains and losses, as components of the Principal Investing segment.

Our commercial real estate lending platform (“CRE Opportunities”), which operates outside of JVB, was created in 2021 with a primary focus on multi-family transitional loans and a team of professionals with extensive origination, underwriting, and securitization experience in the commercial real estate market.

Asset Management

Our Asset Management business segment manages and services assets within a variety of Investment Vehicles. We earn management fees for our ongoing asset management services provided to these Investment Vehicles, which may include fees both senior and subordinate to the securities issued by the Investment Vehicles. Management fees are based on the value of the AUM or the investment performance of the vehicle, or both. As of December 31, 2023, we had $2.4 billion in AUM. AUM equals the sum of the net asset value (“NAV”) or gross assets of the Investment Vehicles we manage based on whichever measurement serves as the basis for the calculation of our management fees. Beginning in November 2023, we earn an annual servicing fee on the notional amount of the loans owned by the CREO JV and, from that point, the notional amount of these loans have been included in our AUM. Our calculation of AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to any definition of AUM that may be used in our management agreements. We do not receive management fees for assets managed within our SPAC Series Funds. See discussion below.

As of December 31, 2023, we had four subsidiaries that act as managers to our Investment Vehicles. Two of these subsidiaries, Cohen & Company Financial Management, LLC (“CCFM”) and Dekania Capital Management, LLC (“DCM”), are registered investment advisors under the Investment Advisers Act of 1940 (the “Investment Advisers Act”). CCFESA is based in France and regulated by the ACPR. Cohen CREO LLC, which is not a registered investment advisor, provides services for the assets of the CREO JV.

Subsidiary	Product Line

CCFM	SPAC Fund, SPAC Series Funds, Alesco CDOs
DCM	U.S. Insurance JV, Dekania Europe CDOs
CCFESA	PriDe Funds and other managed accounts.
Cohen CREO LLC	CREO JV

 The table below shows changes in our AUM by product line for the last five years.

ASSETS UNDER MANAGEMENT
(Dollars in Millions)

	As of December 31,
	2023	2022	2021	2020	2019
PriDe Funds and Other Managed Accounts	$865	$813	$721	$587	$492
U.S. Insurance JV	166	122	142	48	49
CREO JV	296	-	-	-	-
SPAC Fund	-	81	125	53	18
SPAC Series Funds	35	47	130	24	-
Non-CDO Investment Vehicles	1,362	1,063	1,118	712	559

Alesco CDOs	884	946	1,099	1,890	2,044
Dekania Europe CDOs.	111	107	141	167	153
Total CDO AUM	995	1,053	1,240	2,057	2,197

Total AUM	$2,357	$2,116	$2,358	$2,769	$2,756

A description of Investment Vehicles that were under management as of December 31, 2023 is set forth below.

PriDe Funds and Other Managed Accounts. In July 2014, we became the investment advisor of a newly created French investment fund with total commitments of €238 million, an initial investment period of two years (which was later extended by two years), and a maturity date of July 2026 (which was later extended until July 2028). This fund was fully invested in December 2017. In January 2017, the second vintage fund in the series of these funds closed with total commitments of €203.5 million, an initial investment period of three years (which was later extended by two years), and a maturity date of January 2032. These funds were fully invested in July 2021. In July 2020, the third vintage fund in the series of these funds closed with total commitments of €375.5 million, an initial investment period of three years (which was later extended by one year), and a maturity date of July 2034. This series of funds is referred to in this Annual Report on Form 10-K as the “PriDe Funds.” The PriDe Funds earn investment returns by investing in a diversified portfolio of debt securities issued by small and medium sized European and Bermudian insurance companies that have limited access to capital markets. CCFESA earns investment advisor regular fees and investment advisor performance fees depending on the level of returns achieved. We have not made an investment, nor do we expect to make any investment, in the PriDe Funds. In addition, we provide investment management services to a number of separately managed accounts. Part of our European CDO team has transitioned to providing investment management or advisory services primarily to European family offices, high net worth individuals, and asset managers. The investment focus is on CDO and CLO notes and debt instruments where the investment managers have relevant expertise. For these services, we are paid gross annual base management or advisory fees of approximately 1.5% plus a gross annual performance fee of 20% of cash-on-cash returns in excess of an 8% hurdle. There is also an early redemption fee if any of the clients were to terminate their arrangement within the first five years of the relationship. AUM of the PriDe Funds and other managed accounts was $865.3 million as of December 31, 2023.

U.S. Insurance JV. In May 2018, we committed to invest up to $3.0 million in a newly formed joint venture (the “U.S. Insurance JV”) with an outside investor. The U.S. Insurance JV was formed for the purposes of investing in debt issued by small and medium sized U.S. and Bermudian insurance and reinsurance companies and is managed by DCM. We were required to invest 4.5% of the total equity of the U.S. Insurance JV with an absolute limit of $3.0 million. As of December 31, 2023, the NAV of the U.S. Insurance JV was $166.7 million, we had fulfilled our investment commitment, and our investment in the U.S. Insurance JV was valued at $3.1 million. In addition, the insurance company debt that will be funded by the U.S. Insurance JV may be originated by us and there may be origination fees earned in connection with such transactions. We also earn management fees as manager of the U.S. Insurance JV. We are entitled to a quarterly base management fee, an annual incentive fee (if certain return hurdles are met), and an additional incentive fee upon the liquidation of the portfolio (if certain return hurdles are met).

CREO JV. In September 2021, we committed to invest up to $15.0 million of equity into a newly formed joint venture (the “CREO JV”) with an outside investor that committed to invest approximately $435.0 million of equity into the CREO JV. We are required to invest 7.5% of the total equity of the CREO JV with a maximum investment of $15.0 million. As of December 31, 2023, the NAV of the CREO JV was $64.0 million, we had invested $4.6 million of our $15.0 million investment commitment, and our investment in the CREO JV was valued at $4.8 million. The CREO JV is managed by us. The CREO JV was formed for the purposes of investing in primarily multi-family commercial real estate mortgage-backed loans and below-investment-grade rated tranches in CRE CLOs collateralized by mostly transitional commercial real estate mortgage-backed loans. “CRE CLO” means any pooling of commercial real estate mortgage-backed loans into a collateralized loan obligation. The commercial real estate loans that are funded by the CREO JV may be originated by us and we may earn origination fees in connection with such transactions. In addition, we may earn structuring fees in connection with structuring and consummating a CRE CLO consisting of a pooling of commercial real estate loans. Any origination fees or structuring fees earned by us will be in our Capital Markets segment. We will also earn management fees as manager of any CRE CLOs based on the value of the assets consolidated into a CRE CLO (calculated in accordance with the terms of such CRE CLO), payable from the proceeds generated by and in accordance with the distribution waterfall of such CRE CLO. The CREO JV has a repurchase facility to finance its assets until they can be securitized into CRE CLOs. Through December 31, 2023, we had not yet structured or consummated a CRE CLO and, accordingly, had not earned any management fees as manager of any CRE CLO. Beginning in November 2023, we began earning an annual portfolio servicing fee on the notional amount of loans owned by the CREO JV, which is equal to 0.25%. Once we have earned aggregate portfolio servicing fees of $1.5 million, the annual percentage will drop to 0.10%.

SPAC Fund. In 2018, we invested in and became the investment manager and general partner of a newly formed fund structure that was created for the purpose of investing primarily in the equity interests of SPACs and, in certain circumstances, SPAC sponsor entities including SPACs sponsored by us, our affiliates, and third parties (the “SPAC Fund”). Prior to March 31, 2023, the general partner of the SPAC Fund (“Vellar GP”) had an investment in the SPAC Fund, had the potential to earn incentive fees, and had not consolidated the SPAC Fund. Effective April 1, 2023, all of the investors in the SPAC Fund, other than the Vellar GP, redeemed all of their interests in the SPAC Fund. As a result, effective April 1, 2023, the Vellar GP became the sole owner of, and began consolidating, the SPAC Fund. We own a one-third interest in the Vellar GP. Effective April 1, 2023, we began consolidating the SPAC Fund as well. CCFM was the manager of the SPAC Fund and was entitled to a quarterly base management fee based on a percentage of the NAV of the SPAC Fund until April 1, 2023.

SPAC Series Funds. As a complement to the SPAC Fund, we established and became the managing member and investment manager to two newly formed umbrella limited liability companies (the “SPAC Series Funds”) that issue a separate series for each investment portfolio, which typically consists of investments in the sponsor entities of individual SPACs. The investing activity of the SPAC Series Funds includes purchasing interests in the placement units of certain SPAC sponsor entities that, in addition to placement units, entitle the SPAC Series Funds to certain amounts of founder shares, for a nominal purchase price. The number of founder shares allocated to the SPAC Series Funds is not finally determined until the related business combination (if any) is completed by the applicable SPAC. The amount of founder shares allocable to each SPAC Series Fund is subject to change for two main reasons. First, if a business combination is not completed by the applicable SPAC within the allowed timeframe, the SPAC Series Funds will forfeit all the founder shares allocated to them for that particular SPAC. Second, even if a business combination by the applicable SPAC is completed, the economic terms of the combination are subject to negotiation between the target company and that SPAC. In many cases, the total amount of founder shares to which the sponsor entities are entitled will be reduced as part of these negotiations. In these cases, any allocation to the SPAC Series Funds will also be reduced. Although we do not charge a management fee for most of the SPAC Series Funds, nor do we earn a performance fee from most of the SPAC Series Funds, we and certain of our employees receive a portion of the allocations of founder shares, for a nominal purchase price, from the SPAC sponsor entities in which the SPAC Series Funds invest. As of December 31, 2023, the SPAC Series Funds had issued limited liability company interests and invested in 43 SPAC sponsor entities, and the aggregated total net asset carrying value of the remaining SPAC Series Funds was $35.3 million. As of December 31, 2023, our investment in the SPAC Series Funds was carried at $1.1 million. As of December 31, 2023, in our capacity as the asset manager of the SPAC Series Funds, we received and still hold an allocation of 7.6 million founder shares, for a nominal purchase price, from 13 different SPAC sponsor entities that have not completed any business combinations. These allocations will be worthless if the underlying SPACs fail to complete their business combination and liquidate. Furthermore, even if a business combination is completed, the founder shares allocable to us may be adjusted significantly downward based on final negotiation with the business combination counterparty. See below for a description of our Principal Investments as of December 31, 2023.

CDOs. As of December 31, 2023, we managed five Alesco CDOs and two Dekania Europe CDOs, which were initially securitized during 2004 to 2007. A CDO is a form of borrowing secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes secured by the assets. In the event of a default, the lender will have recourse only to the assets securing the loan. These structures can hold different types of securities, but as of December 31, 2023, our only remaining CDOs under management were backed by U.S. and European bank and insurance TruPS and subordinated debt. In general, our Alesco and Dekania Europe deals have the following terms. We receive senior and subordinate management fees. On the Alesco CDOs, we can be removed as manager without cause if 66.7% of the rated note holders voting separately by class and 66.7% of the equity holders vote to remove us, or if 75% of the most senior note holders vote to remove us when certain over-collateralization ratios fall below 100%. We can be removed as manager for cause if a majority of the controlling class of note holders or a majority of equity holders vote to remove us. “Cause” includes unremedied violations of the collateral management agreement or indenture, defaults attributable to certain actions of the manager, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution. There was a non-call period for the equity holders, which ranged from three to six years. Once this non-call period expires, a majority of the equity holders can trigger an optional redemption as long as the liquidation of the collateral generates sufficient proceeds to pay all principal and accrued interest on the rated notes and all expenses. In ten years after the closing, an auction call will be triggered if the rated notes have not been redeemed in full. In an auction call redemption, an appointee will conduct an auction of the collateral, which will only be executed if the highest bid results in sufficient proceeds to pay all principal and accrued interest on the rated notes and all expenses. If the auction is not successfully completed, all residual interest that would normally be distributed to equity holders will be sequentially applied to reduce the principal of the rated notes. Any failure of an over-collateralization coverage test redirects interest to paying down notes until compliance is restored. The securities mature up to 30 years from closing. An event of default will occur if certain over-collateralization ratios drop below 100%. While an event of default exists, a majority of the senior note holders can declare the principal and accrued and unpaid interest immediately due and payable. All of the Alesco and Dekania Europe CDOs that we manage have reached their auction call redemption features, which means the portfolio of collateral for each CDO is subject to an auction on either a quarterly or bi-annual basis. If an auction is successful, the management contract related to such CDO will be terminated in connection with the liquidation of the CDO and we will lose the related management fees.

In addition, we have historically received revenue shares from certain asset management businesses that we initially sponsored or owned, and subsequently sold or spun-off. A description of our only remaining asset management revenue share as of December 31, 2023 is set forth below.

Infrastructure Finance Business. On March 12, 2012, we entered into an agreement with unrelated third parties whereby we agreed to assist in the establishment of an international infrastructure finance business (“IIFC”). As consideration for our assistance in establishing IIFC, we received 8.0% of certain revenues of the manager of IIFC through October 31, 2021, and effective November 1, 2021, we receive 7.35% of certain revenues of the manager of IIFC. The IIFC revenue share arrangement expires when we have earned a cumulative $20 million in revenue share payments or with the dissolution of IIFC’s management company.  Also, in any particular year, the revenue share earned by us cannot exceed $2.0 million.  In 2023, we earned $1.1 million from the IIFC revenue share. From inception through 2023, we have earned $5.6 million.

Principal Investing

Our Principal Investing business segment has historically been comprised of investments in the Investment Vehicles we manage, as well as investments in certain other structured products, and the related gains and losses that they generate. In 2014, we refocused our Principal Investing portfolio on products that we do not manage for the purpose of earning an investment return. More recently, capitalizing on our SPAC expertise, we have become active in multiple aspects of the SPAC market, including as a sponsor, asset manager, and investor, and as a result we hold various investments related to our SPAC franchise. In addition, we have received securities as consideration for advisory services provided by our Capital Markets segment.

A SPAC is a shell corporation formed for the sole purpose of raising investment capital through an initial public offering (“IPO”), which is then used to acquire or merge with one or more unspecified businesses to be identified after the IPO. SPACs are formed and sponsored by experienced business executives who are confident that their reputation and experience will help them identify a profitable company to acquire or with which to merge. The sponsors of the applicable SPAC generally provide the starting capital for that SPAC and such sponsors stand to benefit from a sizeable stake in the post-business combination acquired or merged company (assuming a business combination is consummated by the SPAC that they sponsor). The capital raised in the SPAC’s IPO is placed in an interest-bearing trust account and cannot be disbursed except to complete a business combination or to return the money to investors (if the SPAC does not complete a business combination within the required time period and must be liquidated.) A SPAC generally has approximately two years to complete a deal. In return for the capital invested by investors in the SPAC IPO, investors typically receive units in the SPAC, with each unit often comprising a share of common stock and a warrant (or fraction thereof) to purchase more stock at a later date. The purchase price per unit of the securities is typically $10.00. After a SPAC’s IPO, the pre-IPO units of the SPAC become separable into shares of common stock and warrants. The purpose of the warrant is to provide investors with additional compensation for investing in the SPAC. The warrants generally become exercisable either 30 days after the completion of a business combination or twelve months after the IPO. The fair market value of the target company must be at least 80% (but generally much more) of the SPAC’s trust assets. Upon successful completion of a business combination, the sponsors will profit from their stake in the post-business combination acquired or merged company, while the investors receive an equity interest according to their respective investment amounts The founders of the SPAC generally purchase founder shares at the initiation of the SPAC, paying nominal consideration for the number of shares that, based on recent transactions, results in or around a 20% to 25% ownership stake in the outstanding shares after the completion of the IPO.

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

Subject to changes in the overall SPAC market, which are evolving rapidly, we may continue to grow our SPAC franchise and capitalize on opportunities in the space. In addition to our sponsored SPACs, we receive founder shares and purchase placement units and IPO units in various SPACs sponsored by third parties and affiliates, through our SPAC Series Funds and our Principal Investing portfolio. The amount of founder shares allocated to us is not finally determined until the related business combination is completed. The amount of founder shares allocable to us is subject to change for two main reasons. First, if a business combination is not completed by the applicable SPAC within the allowed time frame, we will forfeit all the founder shares allocated to us for that particular SPAC. Second, even if a business combination is completed by the applicable SPAC, the economic terms of the combination are subject to negotiation between the target company and that SPAC. In many cases, the total amount of founder shares to which the sponsor entities are entitled will be reduced as part of these negotiations. In these cases, any allocation of founder shares to us will also be reduced.

We invest in SPAC sponsor entities that we do not consolidate because we are not the managing member of such sponsor entity or otherwise do not have the power to direct the sponsor entity's most important activities. In these cases, we treat our investment in the SPAC sponsor entity as an equity method investment. Furthermore, because of the difficulty of determining the fair value of such an investment during the applicable SPAC's pre-business combination period, we generally have not elected the fair value option. If a SPAC completes a business combination and we have an equity method investment in the associated sponsor entity, the sponsor entity will record income equal to the difference between the fair value of the restricted and unrestricted shares it receives and the carrying value of its equity method investment in the SPAC. We will recognize our share of this gain as income from equity method affiliates. The sponsor entity will continue to mark its investment in the SPAC to market after the business combination and we will recognize our share of the change in fair value as income or loss from equity method affiliates. Once the sponsor entity distributes to us our share of the SPAC shares it owns, we will reclassify our investment from investment in equity method affiliate to other investments, at fair value as we will then hold the SPAC shares directly (rather than through an equity method investee). We will then record principal transactions income and loss until the SPAC shares themselves are liquidated.

We have also engaged in several transactions known as “share forward arrangements” (“SFAs”). In a typical SFA transaction, we acquire an interest in a publicly traded company (referred to as the “SFA Counterparty”) through open market purchases, direct acquisitions from the SFA Counterparty, or a combination thereof. These interests can take the form of unrestricted common shares, restricted common shares, equity derivatives, or fair value receivables. Upon acquiring these interests, we enter into an SFA derivative arrangement with the SFA Counterparty. In cases where we acquire our interests in the SFA Counterparty through open market purchases, the SFA generally requires an up-front payment to us from the SFA Counterparty. The amount of this up-front payment equals the cost we paid for our interests in the SFA Counterparty, less a shortfall amount in certain cases. To fund the shortfall portion of the initial investment, we will utilize available cash on hand or available financing. The SFA stipulates that we must make a payment to the SFA Counterparty on or subsequent to a certain maturity date. Depending on the terms of the SFA, this payment may be made in cash, by returning the interests we acquire in the SFA Counterparty, or through a combination of both. In some cases, the SFA requires the payment to be made exclusively in cash. Importantly, the SFA does not obligate us to hold the interests which we acquired in the SFA Counterparty. Following the execution of the SFA, we are free to sell the interests we acquired in the SFA Counterparty (assuming the interests themselves are not restricted from transfer). Additionally, SFAs generally include a feature whereby if we hold the interests we acquired in the SFA Counterparty until maturity or another agreed-upon date, we become eligible to receive an additional payment from the SFA Counterparty, either in cash or in additional interests in the SFA Counterparty. Such a payment is known as the “Maturity Consideration.” Furthermore, SFAs usually include a provision allowing us to terminate the SFA, either in whole or in part, before its maturity by making an agreed-upon payment based on an amount defined in the SFA (the “Reset Price”). The Reset Price may either remain fixed throughout the term of the SFA, or fluctuate based on certain calculations within the SFA. SFAs also impose various obligations on the SFA Counterparty, which may include registering a predetermined number of the interests in the SFA Counterparty (subject to the SFA) with the SEC, maintaining the listing of the SFA Counterparty securities on a national exchange, and/or that the closing price of the SFA Counterparty’s shares on the public exchange does not fall below a predetermined price for a specific period of time. If any of these SFA Counterparty obligations are breached or not satisfied, we may have the right to terminate the SFA and accelerate the payment of the Maturity Consideration upon termination. The SFAs provide the right of set off in the case of Maturity Consideration, thereby allowing us to keep the interests we hold in the SFA Counterparty and offset the Maturity Consideration we are owed following termination of the applicable SFA.

As of December 31, 2023, our Principal Investing portfolio included other investments, at fair value, which were valued at $72.2 million, and investments in equity method affiliates, which were carried at $14.2 million, net of other investments sold, not yet purchased, which were valued at $24.7 million, and non-convertible non-controlling interests, which were valued at $9.6 million. A description of our Principal Investments as of December 31, 2023 is set forth below.

		Other Investments,	Investments in Equity	Other Investments	Non Convertible	Net
Investment	Ticker	at Fair Value	Method Affiliates	Sold, Not Yet Purchased	Non Controlling Interest	Investment Value
Non-Sponsored SPACs:
Post-Business Combination
African Agriculture Holdings Inc.	AAGR	$-	$2,357	$-	$(850)	$1,507
Captivision Inc.	CAPT	3,791	-	-	-	3,791
Next.e.GO NV	EGOX	7,854	281	-	(130)	8,005
Payoneer Global Inc.	PAYO	1,475	-	-	-	1,475
Perella Weinberg Partners	PWP	317	163	(97)	-	383
Syntec Optics Holdings, Inc.	OPTX	1,317	-	(249)	-	1,068
Zoomcar Holdings, Inc.	ZCAR	13,137	3,365	-	(1,822)	14,680
SFAs		33,804	-	(24,396)	(6,802)	2,606
Other		1,747	83	-	-	1,830
		63,442	6,249	(24,742)	(9,604)	35,345
Other Investments:
CREO JV		4,783	-	-	-	4,783
U.S. Insurance JV		3,107	-	-	-	3,107
Dutch Real Estate		-	5,864	-	-	5,864
SPAC Series Funds		-	1,128	-	-	1,128
Other		885	1,000	-	-	1,885
		8,775	7,992	-	-	16,767

Total Principal Investing Portfolio		$72,217	$14,241	$(24,742)	$(9,604)	$52,112

Investment in Non-Sponsored SPACs, Post-Business Combination. An investment in non-sponsored SPACs, post-business combination is classified as other investments, at fair value after we receive our allocation of the post-business combination publicly traded company shares. During the period between the closing of the business combination and receiving our allocation of shares in the post-business combination publicly traded company, an investment in non-sponsored SPACs, post-business combination is classified as an investment in equity method affiliates, representing an investment in the sponsor of the SPAC, entitling us to an eventual allocation of post-business combination public company shares. As of December 31, 2023, our investment in the public equity of non-sponsored SPACs, post-business combination was valued at $63.4 million as a component of other investments, at fair value and our investment in the sponsors entitling us to public equity of non-sponsored SPACs, post-business combination had a carrying value of $6.2 million as a component of investment in equity method affiliates. As of December 31, 2023, these investments had offsetting liabilities that were valued at $24.7 million as a component of other investments sold, not yet purchased, and $9.6 million as a component of non-convertible non-controlling interests, representing the portion of the investment that we do not ultimately own. These investments are primarily a result of allocations of founder shares to us and certain of our employees, for a nominal purchase price, from the SPAC sponsor entities in which the SPAC Series Funds invest. Certain of the shares are subject to restrictions on transfer until threshold trading prices are met. See notes 4 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

Investment in CREO JV. In September 2021, we co-established and committed to invest up to $15.0 million in the CREO JV. As of December 31, 2023, we had invested $4.5 million of our $15.0 million investment commitment, our investment in the CREO JV was valued at $4.8 million, which was included as a component of other investments, at fair value in our consolidated balance sheet, and the NAV of the CREO JV was $64.0 million.

Investment in U.S. Insurance JV. During 2018, we co-established and committed to invest up to $3.0 million in the U.S. Insurance JV. As of December 31, 2023, we had fulfilled our investment commitment, our investment in the U.S. Insurance JV was valued at $3.1 million, which was included as a component of other investments, at fair value in our consolidated balance sheet, and the NAV of the U.S. Insurance JV was $166.7 million.

Investment in Dutch Real Estate. In December 2019, we acquired a 45% interest in CK Capital Partners B.V. (“CK Capital”), a private company incorporated in the Netherlands, which provides asset and investment advisory services relating to real estate holdings, as well as a 10% interest in a related real estate holding company. In December 2021, we invested an additional $2.4 million in the related real estate holding company. As of December 31, 2023, our investment in these Dutch real estate entities was carried at $5.9 million, $0.4 million in CK Capital and $5.5 million in the real estate holding company, which was included as a component of investment in equity method affiliates in our consolidated balance sheet.

Investment in the SPAC Series Funds. In 2020, we established and became the managing member and investment manager to the SPAC Series Funds that issue a separate series for each investment portfolio, which typically consists of investments in the sponsor entities of individual SPACs. As of December 31, 2023, our investment in the SPAC Series Funds was carried at $1.1 million, which was included as a component of investment in equity method affiliates in our consolidated balance sheet.

Investment in Other Securities. We have invested in various original issuance securities that we have originated and certain other securities that we have not originated including private equity, public equity, and real estate loans. As of December 31, 2023, our investments in these other securities were valued at $0.9 million, which was included as a component of other investments, at fair value, and $1.0 million, which was included as a component of investment in equity method affiliates, in our consolidated balance sheet.

Employees

As of December 31, 2023, we employed a total of 118 full-time professionals and support staff. This number includes 70 employees of our JVB subsidiary, 7 employees of our CRE Opportunities group, 15 employees of our Principal Investing business segment, 8 employees of our U.S. Asset Management business segment, 6 employees of our European Asset Management business segment, and 12 employees of our executive and support services group. We consider our employee relations to be good and believe that our compensation and employee benefits are competitive with those offered by other financial services firms that we compete with for personnel. None of our employees is subject to any collective bargaining agreements. Our core asset is our professionals, their intellectual capital, and their dedication to providing the highest quality services to our clients. Prior to joining us, members of our management team held positions with other leading financial services firms, accounting firms, law firms, investment firms, or other public companies. Lester R. Brafman, Daniel G. Cohen, and Joseph W. Pooler, Jr. are our executive operating officers, and biographical information relating to each of these officers is incorporated by reference in “Part III — Item 10 — Directors, Executive Officers and Corporate Governance” to the Company’s Proxy Statement, to be filed in connection with the Company’s 2024 Annual Meeting of Stockholders.

Competition

All areas of our business are intensely competitive, and we expect them to remain so. We believe that the principal factors affecting competition in our business include the economic environment, the quality and price of our products and services, our client relationships, our reputation, our market focus, and the ability of our professionals.

Our competitors are other public and private asset managers, investment banks, brokerage firms, merchant banks, and financial advisory firms. We compete globally and on a regional, product, and niche basis. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products and services. Certain of these competitors continue to raise additional amounts of capital to pursue business strategies that may be similar to ours. Some of these competitors may also have access to liquidity sources that are not available to us, which may pose challenges for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, allowing them to consider a wider variety of investments and establish broader business relationships.

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

Competition is intense for the recruitment and retention of experienced and qualified professionals. The success of our business and our ability to continue to compete effectively will depend significantly upon our continued ability to retain and motivate our existing professionals and attract new professionals. We compete, among other factors, on the level and nature of compensation and long-term incentives, workplace culture, and opportunities for professional and personal development for our employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees, in each case, at appropriate compensation levels. See “Item 1A — Risk Factors."

Regulation

Certain of our subsidiaries, in the ordinary course of their business, are subject to extensive regulation by government and self-regulatory organizations both in the U.S. and abroad. As a matter of public policy, these regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets. The regulations promulgated by these regulatory bodies are designed primarily to protect the interests of the investing public generally, and thus cannot be expected to protect or further the interests of our company or our stockholders and may have the effect of limiting or curtailing our activities, including activities that might be profitable.

As of December 31, 2023, our regulated subsidiaries include: JVB, a U.S. registered broker-dealer regulated by FINRA and subject to oversight by the U.S. Securities and Exchange Commission (the “SEC”); CCFESA, a French company regulated by the French Prudential Supervision and Resolution Authority (Autorité de Contrôle Prudentiel et de Résolution, the “ACPR”); and CCFM and DCM, each of which is a registered investment adviser regulated by the SEC under the Investment Advisers Act. Since our inception, our businesses have been operated within a legal and regulatory framework that is constantly developing and changing, requiring us to be able to monitor and comply with a broad range of legal and regulatory developments that affect our activities.

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

The U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct periodic examinations and initiate administrative proceedings that can result in censures, fines, the issuances of cease-and-desist orders, and/or the suspension or expulsion of a broker-dealers or their directors, officers, or employees. See “Item 1A — Risk Factors” beginning on page 16.

U.S. Regulation. As of December 31, 2023, JVB was registered as a broker-dealer with the SEC and was a member of and regulated by FINRA. JVB is subject to the regulations of FINRA and industry standards of practice that cover many aspects of its business, including initial licensing requirements, sales and trading practices, relationships with customers (including the handling of cash and margin accounts), capital structure, capital requirements, record-keeping and reporting procedures, experience and training requirements for certain employees, and supervision of the conduct of affiliated persons, including JVB's directors, officers, and employees. FINRA has the power to expel, fine, and otherwise discipline member firms and their employees for violations of these rules and regulations. JVB is also registered as a broker-dealer in certain U.S. states, requiring it to comply with the laws, rules, and regulations of each state in which JVB is registered. Each state may revoke the registration to conduct a securities business in that state and may fine or otherwise discipline broker-dealers and their employees for failure to comply with such state’s laws, rules, and regulations.

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

In July 2010, the federal government passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act has significantly restructured and intensified regulation in the financial services industry, with provisions that  have created a systemic risk oversight body (i.e., the Financial Stability Oversight Council), expanded the authority of existing regulators, increased regulation of and restrictions on OTC derivatives markets and transactions, broadened the reporting and regulation of executive compensation, expanded the standards for market participants in dealing with clients and customers, and provided for the regulation of fiduciary duties owed by municipal advisors or conduit borrowers of municipal securities. In addition, Section 619 of the Dodd-Frank Act (known as the “Volker Rule”) and section 716 of the Dodd-Frank Act (known as the “swaps push-out rule”) limit proprietary trading of certain securities and swaps by certain banking entities. Although we are not a banking entity and are not otherwise subject to these rules, some of our clients and many of our counterparties are banks or entities affiliated with banks and will be subject to these restrictions.  These sections of the Dodd-Frank Act and the regulations that are adopted to implement them could negatively affect the swaps and securities markets by reducing their depth and liquidity and thereby affect pricing in these markets.  To date, we have adapted successfully to the applicable legislative and regulatory requirements of Dodd-Frank. However, the Dodd-Frank Act as a whole and the intensified regulatory environment will likely alter certain business practices and change the competitive landscape of the financial services industry, which may have an adverse effect on our business, financial condition, and results of operations.

In June 2018, in response to the uncertainty surrounding Brexit, we created a new subsidiary, Cohen & Company Financial (Europe) Limited (“CCFEL”) in Ireland, for the purpose of seeking to become regulated to perform asset management and capital markets activities in Ireland and the European Union. In April 2019, CCFEL received authorization from the CBI under the European Union (Markets in Financial Instruments) Regulations 2017 to provide Financial Instruments.  The services for which CCFEL received authorization include the receipt and transmission of orders in relation to Financial Instruments, the execution of orders on behalf of clients, portfolio management, investment advice and investment research, and financial analysis.  In addition, CCFEL applied for approval of a French branch, which approval was granted by the CBI and the branch was authorized by the French regulators in April 2019.  Following authorization of the French branch of CCFEL, various contracts originally entered into by Cohen & Company Financial Limited (“CCFL”), formerly regulated by the Financial Conduct Authority in the United Kingdom, were novated to the French branch of CCFEL. The novation of contracts was completed on July 1, 2019. In order to finalize our Brexit plans and to increase the efficiency of our activity in Europe (and as all the regulated activity of CCFEL was carried out by its French branch), we created a new subsidiary, CCFESA, in France in 2021, for the purpose of taking over our regulated European activities under one regulated entity. In October 2021, CCFESA received authorization from the ACPR to act as an Investment Firm under the European Union (Markets in Financial Instruments) Regulations 2017 to provide Financial Instruments.  The services for which CCFESA received authorization include the receipt and transmission of orders in relation to Financial Instruments, the execution of orders on behalf of clients, portfolio management, investment advice and investment research, and financial analysis. Following authorization of CCFESA, various contracts originally entered into by CCFL and CCFEL were novated to CCFESA. The novation of contracts was completed on November 1, 2021. Further to such novation, both CCFL and CCFEL stopped carrying out any regulated activity and have been liquidated.

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

Enforcement powers. The ACPR has a wide range of disciplinary and enforcement tools that it can use should a regulated firm fail to comply with its regulatory obligations.  However, this primary jurisdiction does not exclude that of the AMF with regard more specifically to any failure by persons placed under its supervision (and therefore within investment firms) to fulfill their professional obligations. In addition, the AMF has the option of delegating its power of control, in particular to market operators and clearing houses and to the ACPR. For its part, the ACPR can also delegate its power of control, in particular to the AMF.

A wide range of tools can be used to take action against regulated entities and/or individuals which fall short of our expected standards of behavior including:

● issuance of a warning;

● issuance of a rebuke;

● prohibition, for a maximum period of 10 years, from carrying out certain operations and any other limitations in the exercise of its activity;

● temporary suspension or compulsory resignation, for a maximum period of 10 years, of one or more managers, with or without the appointment of a provisional administrator;

● partial or total withdrawal of approval or removal from the list of authorized persons, with or without the appointment of a liquidator;

● temporary or definitive withdrawal of the professional card, temporary ban on trading for their own account, temporary or definitive ban on the exercise of all or part of the activities or the exercise of management functions within the relevant entity; and

● imposition of a fine.

With regard to the pecuniary sanctions which may be imposed by the ACPR and/or the AMF instead of or in addition to the aforementioned sanctions, such fines cannot exceed 100 million euros (or ten times the amount of the benefit derived from such breach if this can be determined) or 15% of net annual turnover for breaches specifically referred to in the French Monetary and Financial Code (article L621-9). Fines issued against individuals under the authority or acting on behalf of an investment firm cannot exceed 15 million euros (or ten times the amount of the benefit derived from the breach if this can be determined).

In addition to the general sanctions regime as described above, a specific regime is provided for breaches of the provisions of the Capital Requirement (CRR) Regulation and the Capital Requirement Directive IV (CRD), which establish in particular the capital and liquidity requirements, as well as the rules of governance to which investment firms are subject.

Financial Resources. As part of the firm regulatory requirements under the ACPR it must maintain adequate financial resources as set out in the European Union Regulation (EU) 2019/2033, also known as the Investment Firms Regulation (IFR), and Directive (EU) 2019/2034, also known as the Investment Firms Directive (IFD).  CCFESA is classified as a class 2 firm. This means that CCFESA shall at all times have own funds as the highest of the following:

(a) their fixed overhead requirement, that is to say one quarter of the fixed overhead of the preceding year, calculated in accordance with Article 13 of the IFD;

(b) their permanent minimum capital requirement (€75,000) in accordance with Article 14 of the IFD; or

(c) their K‐factor requirement calculated in accordance with Article 15 of the IFD.

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

The obligations derived from the Fourth Directive were implemented into the French Monetary and Financial Code (refer to articles L561-1 and L561-50) and include:

● Risk assessment;

● Identification and verification of the identity of clients and their beneficial owners;

● Due diligence measures upon entry and throughout the business relation;

● Obligation to file suspicious transaction reports to TRACFIN;

● Internal audit and reporting to the AMF; and

● Implementation of asset freezing measures.

The Fifth Directive was implemented into French law at the beginning of 2020. It sets out a series of measures to fight against terrorist financing more effectively and guarantee improved transparency of financial transactions.

Changes in Existing Laws and Rules. Additional legislation and regulations, changes in rules promulgated by the government regulatory bodies, or changes in the interpretation or enforcement of laws and regulations may directly affect the manner of our operation, our net capital requirements, or our profitability. In addition, any expansion of our activities into new areas may subject us to additional regulatory requirements that could adversely affect our business, reputation, and results of operations. A new Anti-Money Laundering legislative package is under discussion between the European Parliament and Council. The package includes a proposal for the creation of a new EU authority to fight money laundering (EU AML Authority).

Available Information

On our internet website address at www.cohenandcompany.com, we make available, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such information with, or furnish such information to, the SEC.  Copies of such reports and other information are also available at no charge to any person who requests them at Cohen & Company, Attention: Investor Relations, 2929 Arch Street, Suite 1703, Philadelphia, PA 19104-2870 (Telephone: (215) 701-8952).

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

●	Our management may allocate some portion of their time to the business of the SPAC, which may create conflicts of interest.
●	Any agreement to indemnify a SPAC against certain claims could negatively affect our financial results.
●	We may make future loans to SPACs which may not be repaid.
●	If our risk management systems for our businesses are ineffective, we may be exposed to material unanticipated losses.
●	Failures in our information and communications systems could significantly disrupt our business.
●	We may not be able to keep pace with continuing changes in technology.
●	Failure to protect client data or prevent breaches of our information systems could expose us to liability/reputational damage.
●	We are largely dependent on Pershing LLC to provide clearing services and margin financing.
●	Our substantial level of indebtedness could adversely affect our financial health and ability to compete.
●	Changes in accounting interpretations or assumptions could adversely impact our financial statements.
●	Any change of our investment strategy, hedging strategy, asset allocation and operational policies may result in riskier investments and adversely affect the market value of our Common Stock.
●	Maintenance of our Investment Company Act exemption imposes limits on our operations.
●	The soundness of other financial institutions and intermediaries affects us.

●	We operate in a highly regulated industry and may face increasing restrictions on, and examination of, the conduct of our operations.
●	Substantial legal liability or significant regulatory action could materially affect our business.
●	Highly competitive markets could have a material effect on our business.
●	Employee misconduct or error could harm our business.
●	We receive financial instruments instead of cash as consideration for some of our services, which may be illiquid, and the price we ultimately realize may be materially lower than current fair value.
●	SFA transactions may obligate us to make payments on certain payments upon or subsequent to maturity which may adversely impact our liquidity.

Risks Related to Our Organizational Structure and Ownership of Our Common Stock:

●	We are dependent on distributions from the Operating LLC as a holding company.
●	Daniel G. Cohen’s significant ownership interests in the Operating LLC and other entities could create conflicts of interest.
●	As a “controlled company,” our other stockholders may lose certain corporate governance protections.
●	Redemptions of our outstanding LLC Units may cause substantial dilution to our existing stockholders.
●	We may not fully realize our deferred tax asset.
●	The Maryland General Corporation Law and our charter and bylaws may prevent potentially beneficial takeover attempts.

Risks Related to General and Global Factors:

●	The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and is expected to continue to impact our business, financial condition and results of operations.
●	We may incur losses as a result of unforeseen events, including further spread of the COVID-19 pandemic, cybersecurity incidents and events, terrorist attacks, climate-related incidents, or other natural disasters.
●	We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflicts in Ukraine and in Israel and the surrounding areas. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflicts in Ukraine, Israel, or any other geopolitical tensions.
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

Global economic conditions and global financial markets remain vulnerable to the potential risks posed by certain events, which could include, among other things, level and volatility of interest rates, economic growth or its sustainability, unforeseen changes to gross domestic product, inflation, fluctuations or other changes in both debt and equity capital markets and currencies, political and financial uncertainty in the United States and the European Union, ongoing concern about Asia’s economies, global supply disruptions, complications involving terrorism and armed conflicts around the world (including the conflict between Russia and Ukraine and in Israel and the surrounding areas), or other challenges to global trade or travel, such as those that have occurred due to the COVID-19 pandemic. More generally, because our business is closely correlated to the general economic outlook, a significant deterioration in that outlook or realization of certain events would likely have an immediate and significant negative impact on our business and overall results of operations.

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

Although the Company recorded net income of $10.4 million for the year ended December 31, 2023, it recorded net loss of $58.7 million for the year ended December 31, 2022. We may incur additional losses in future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate our business.

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

We intend to focus on improving the performance of our Capital Markets segment, which could place additional demands on our resources and increase our expenses. Improving the performance of our Capital Markets segment will depend on, among other things, our ability to successfully identify groups and individuals to join our firm and our ability to successfully grow our existing business lines and platforms and opportunistically expand into other complementary business areas. It may take more than a year for us to determine whether we have successfully integrated new individuals, and lines of business and capabilities into our operations. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development. If we are unable to hire and retain senior management or other qualified personnel, such as salespeople and traders, we will not be able to grow our business and our financial results may be materially and adversely affected.

There can be no assurance that we will be able to successfully improve the operations of our Capital Markets segment, and any failure to do so could have a material adverse effect on our ability to generate revenue and control expenses.

Our gestation repo business serves a narrow market and is likely subject to highly volatile demand.

We operate a matched gestation repo program.  Gestation repo involves entering into repo and reverse repo transactions where the underlying collateral security represents a pool of newly issued mortgages.  Our reverse repo counterparties are mortgage originators.  This type of financing would only be of interest to mortgage originators.  Therefore, demand for gestation repo financing is narrow and volumes will therefore be more volatile.

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

From time to time, based on market conditions, a small number of our customers may account for a significant portion of the revenues earned in our Capital Markets segment. None of our customers are obligated contractually to use our services. Accordingly, these customers may direct their activities to other firms at any time. The loss of or a significant reduction in demand for our services from any of these customers could have a material adverse effect on our business, financial condition and operating results.

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

During the period prior to the distribution of our interests in the SPAC sponsor entity, the Company includes its investment as a component of investment in equity method affiliates.  As of December 31, 2023, of the Company’s $14.2 million balance of investment in equity method affiliates, $8.4 million represents direct or indirect investments in SPAC sponsor entities.  These investments are subject to transfer restrictions (as described in greater detail below), are completely illiquid and could be worthless if the underlying sponsor entities liquidate without completing a business combination.

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

As of December 31, 2023, of our $72.2 million reported as other investments, at fair value, $12.5 million represented restricted shares of post-business combination SPACs that were subject to transfer restrictions and could not be sold and $23.6 million related to interest in SPVs and other receivables which have no ready market.  If these securities do not trade at the applicable per share price levels for the requisite periods of time and, in turn, the transfer restrictions thereon are never lifted, we could suffer significant losses and these securities could be rendered illiquid and even worthless, which could result in significant harm to our business and results of operations.

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

In addition, our current international operations expose us to the risk of fluctuations in currency exchange rates generally and fluctuations in the exchange rates for the Euro in particular. Although we may hedge our foreign currency risk, we may not be able to do so successfully and may incur losses that could adversely affect our financial condition or results of operations.

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

The repurchase agreements generally require a seller under a repurchase agreement to transfer additional securities to the counterparty who is acting as the buyer under the repurchase agreement in the event that the value of the securities then held by the buyer falls below specified levels. Each repurchase agreement contains events of default in cases where a counterparty breaches its obligations under the agreement. When we are acting in the capacity of a seller under these agreements, we receive margin calls from time to time in the ordinary course of business, and no assurance can be given that we will be able to satisfy requests from our counterparties to post additional collateral in the future. Similarly, when we are acting in the capacity of a buyer under these agreements,we make margin calls from time to time to our seller counterparties in the ordinary course of business and no assurance can be given that our counterparties will have adequate funds or collateral to satisfy such margin call requirements. Generally, if there was an event of default under a repurchase agreement, such event of default would provide the non-defaulting counterparty with the option to terminate all outstanding repurchase transactions with us and make all amounts due from the defaulting counterparty immediately payable. However, there can be no assurance that any such defaulting counterparty will have the funds or collateral needed to fully satisfy any such margin call or other amount due. Generally, repurchase obligations are full recourse obligations and if we were to default under a repurchase obligation, the counterparty would have recourse to our other assets if the collateral was insufficient to satisfy our obligation in full.

In addition, our clearing brokers provide securities financing arrangements including margin arrangements and securities borrowing and lending arrangements. These arrangements generally require us to (i) transfer additional securities or cash to the clearing broker in the event that the value of the securities then held by the clearing broker in the margin account falls below specified levels and (ii) contain events of default that would be triggered if we were to breach our obligations under such agreements. An event of default under a clearing agreement would give the clearing broker the option to terminate the clearing arrangement and any amounts owed to the clearing broker would be immediately due and payable. These obligations are full recourse to us.

Furthermore, we are highly dependent on our relationships with our clearing brokers. Any termination of our clearing arrangements whether due to a breach of the agreement by us or a default, bankruptcy or reorganization of a clearing broker would result in a significant disruption to our business as we clear all trades through these entities. Any such termination would have a significant negative impact on our dealings and relationships with our customers and there is no guarantee we would be able to replace any such clearing broker on similar terms.

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

We may enter into transactions in which we commit our own capital as part of our trading business. The number and size of these transactions may materially affect our results of operations in a given period. We may also incur significant losses from our trading activities due to market fluctuations and volatility from quarter to quarter. We maintain trading positions in the fixed income markets to facilitate client trading activities. To the extent that we own security positions, in any of those markets, a downturn in the value of those securities or in those markets could result in losses from a decline in value. Conversely, to the extent that we have sold securities we do not own in any of those markets, an upturn in those markets could expose us to potentially unlimited losses as we attempt to acquire the securities in a rising market. Moreover, taking such positions in times of significant volatility can lead to significant unrealized losses, which further impact our ability to borrow to finance such activities.

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

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. As of December 31, 2023, we had $72.2 million in other investments, at fair value.

We may use our capital, including on a leveraged basis, for principal investments in both private and public company securities that may be illiquid and volatile. The equity securities of any privately held entity in which we make a principal investment are likely to be restricted as to resale and may otherwise be highly illiquid. In the case of SPAC-related or similar investments, our investments may be illiquid until such investment vehicles are liquidated. We expect that there will be restrictions on our ability to resell any such securities that we acquire for a period of time after we acquire such securities. Thereafter, a public market sale may be subject to volume limitations or be dependent upon securing a registration statement for an initial, and potentially secondary, public offering of the securities. Even if we make an appropriate investment decision, we cannot be assured that general market conditions will not cause the market value of our investments to decline. For example, an increase in interest rates, a general decline in the equity markets, or other market and industry conditions adverse to the type of investments we make and intend to make could result in a decline in the value of our investments or a total loss of our investment.

There are no regularly quoted market prices for some of the investments we make. The value of our investments is determined using fair value methodologies described in our valuation policies, which may take into consideration, among other things, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the trading price of recent sales of securities (in the case of publicly traded securities), restrictions on transfer, and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on estimates and assumptions specific to the particular investments. Therefore, the value of our investments does not necessarily reflect the prices that would actually be obtained by us when such investments are sold. Realizations at values significantly lower than the values at which investments have been previously held would result in losses of potential incentive income and principal investments.

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

In connection with our investments in SPACs in which we sponsor, we have agreed to and may continue to agree in the future to, indemnify a SPAC for all claims by third parties for services rendered or products sold to the SPAC, or claims by any prospective target business with which the SPAC discusses entering into a transaction agreement, subject to certain limitations. Our indemnification of a SPAC with respect to any such claims could negatively affect our financial results.  In addition, if the SPAC liquidates, we may be liable to a SPAC under these indemnification obligations.

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

Our executive officers and members of our senior management team have served key roles in the SPACs of which we are a sponsor.  Our executive officers and members of our senior management team may serve as key employees for future SPACs of which we are the sponsors.  If our executive officers’ and members of our senior management team’s  involvement in the business affairs of the SPACs of which we are a sponsor require any of them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our business affairs, which may have a negative impact on our business.

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

Our market is characterized by rapidly changing technology. To be successful, we must adapt to this rapidly changing environment by continually improving the performance, features, and reliability of our services. We could incur substantial costs if we need to modify our services or infrastructure or adapt our technology to respond to these changes (including in response to artificial intelligence or other emerging technologies). A delay or failure to address technological advances and developments or an increase in costs resulting from these changes could have a material and adverse effect on our business, financial condition and results of operations.

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

Our broker-dealer relies on Pershing LLC to provide clearing services, as well as other operational and support functions that cannot be provided for internally. In addition, currently all of our margin financing is obtained from Pershing LLC.  As of December 31, 2023, our total margin loan payable to Pershing LLC is $111.1 million.  If our relationship with Pershing LLC is terminated, there can be no assurance that the functions and margin loan financing previously provided could be replaced on comparable economic terms.

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

Under the junior subordinated notes related to the Alesco Capital Trust, we are required to maintain a total debt to capitalization ratio of less than 0.95 to 1.0. Also, because the aggregate amount of our outstanding subordinated debt exceeds 25% of our net worth, we are unable to issue any further subordinated debt.  As of December 31, 2023, we have a substantial amount of debt with variable interest rates. We may experience material increases in our interest expense as a result of increases in general interest rate levels.  In addition, our indebtedness imposes restrictions that limit our discretion with regard to certain business matters, including our ability to engage in consolidations and mergers and our ability to transfer and lease certain of our properties. Such restrictions could make it more difficult for us to expand, finance our operations and engage in other business activities that may be in our interest.  Our ability to comply with these and any other provisions of such agreements will be affected by changes in our operating and financial performance, changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default, which could cause our indebtedness to become due and payable. If the maturity of our indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. Any additional indebtedness we may incur in the future may subject us to similar or even more restrictive conditions.

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

We are a holding company that conducts our business primarily through the Operating LLC as a voting-controlled subsidiary. Whether or not we qualify under the 40% test is primarily based on whether the securities we hold in the Operating LLC are investment securities. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and other matters. Such limitations could have a material adverse effect on our business and operations. As of December 31, 2023, we are in compliance with and meet the Section 3(a)(1)(C) exclusion.

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

The SEC, FINRA, ACPR, and various other domestic and international regulatory agencies also have stringent rules and regulations with respect to the maintenance of specific levels of net capital by broker-dealers. Generally, in the U.S., a broker-dealer’s net capital is defined as its net worth, plus qualified subordinated debt, less deductions for certain types of assets. If these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, our operations that require the intensive use of capital would be limited. Also, our ability to withdraw capital from our regulated subsidiaries is subject to restrictions, which in turn could limit our ability or that of our subsidiaries to pay dividends, repay debt, make distributions, and redeem or purchase shares of our Common Stock or other equity interests in our subsidiaries. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our expected levels of business, which could have a material adverse effect on our business. In addition, we may become subject to net capital requirements in other foreign jurisdictions in which we operate. While we expect to maintain levels of capital in excess of regulatory minimums, we cannot predict our future capital needs or our ability to obtain additional financing.

If we or any of our subsidiaries fail to comply with any of these laws, rules, or regulations, we or such subsidiary may be subject to censure, significant fines, cease-and-desist orders, suspension of business, suspensions of personnel or other sanctions, including revocation of registrations with FINRA, withdrawal of authorizations from or revocation of registrations with international agencies to whose regulation we are subject, which would have a material adverse effect on our business. The adverse publicity arising from the imposition of sanctions against us by regulators, even if the amount of such sanctions is small, could harm our reputation and cause us to lose existing clients or fail to gain new clients.

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

In addition, new laws or regulations or changes in the enforcement of existing laws or regulations applicable to us and our clients may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. Such changes may cause us to change the way we conduct our business, both in the U.S. and internationally. The government agencies that regulate us have broad powers to investigate and enforce compliance and punish noncompliance with their rules, regulations, and industry standards of practice. If we and our directors, officers and employees fail to comply with the rules and regulations of these government agencies, we and they may be subject to claims or actions by such agencies.

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

Following the start of the financial crisis in 2007, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors and asset managers increased. With respect to the asset management business, we make investment decisions on behalf of our clients that could result in, and in some instances in the past have resulted in, substantial losses. In addition, as a manager, we are responsible for clients’ compliance with regulatory requirements. Investment decisions we make on behalf of clients could cause such clients to fail to comply with regulatory requirements and could result in substantial losses. Although our management agreements generally include broad indemnities and provisions designed to limit our exposure to legal claims relating to our services, these provisions may not protect us or may not be enforced in all cases.

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

With respect to our broker-dealer activities, our revenues could be adversely affected if large institutional clients that we have (i) increase the amount of trading they do directly with each other rather than through our broker-dealer, (ii) decrease the amount of trading they do with our broker-dealer because they decide to trade more with our competitors, (iii) decrease their trading of certain over-the-counter (“OTC”) products in favor of exchange-traded products, or (iv) hire in-house professionals to handle trading that our broker-dealer would otherwise be engaged to do.

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

We receive financial instruments instead of cash as consideration for some of our services, which may be illiquid, and the price we ultimately realize may be materially lower than their current fair value.

The value of the financial instruments which we receive as consideration for our services may be subject to transfer or other restrictions, which may render such securities or financial instruments to be illiquid. Further, the financial instruments may be materially affected by market fluctuations. Market volatility, illiquid market conditions and disruptions in the markets may make it difficult to value and monetize certain of our securities or financial instruments, particularly during periods of market uncertainty. Subsequent valuations in future periods may result in significant changes in the value of these financial instruments. In addition, at the time of any sales and settlements of these financial instruments, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than the fair value at the time we receive them. Any of these factors could cause a decline in the value of financial instruments which we hold.

SFA transactions may obligate the Company to make payments on a certain payments at, or subsequent to, maturity which may be made in cash, by returning the acquired interests in kind, or through a combination of both, which could affect our liquidity.

A significant component of our principal investment revenue has come from SFAs. SFAs stipulate that we must make a payment to the SFA Counterparty on or subsequent to a certain maturity date, which may be in cash, by returning the acquired assets in kind, or a combination of both. Payment to the SFA Counterparty pursuant to the SFAs may have an adverse impact on our liquidity. We may need to incur additional indebtedness to finance these payments to the extent our cash resources are insufficient to meet our obligations under the SFAs as a result of timing discrepancies or otherwise, and these obligations could negatively effect our business, financial condition, and results of operations.

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

We are a holding company whose primary assets are units of membership interests in the Operating LLC. Since the Operating LLC is a limited liability company taxed as a partnership, we, as a member of the Operating LLC, could incur tax obligations as a result of our allocable share of the income from the operations of the Operating LLC. In addition, we have convertible senior debt and junior subordinated notes outstanding. The Operating LLC will pay distributions to us in amounts necessary to satisfy our tax obligations and regularly scheduled payments of interest in connection with our convertible senior debt and our junior subordinated notes, and we are dependent on these distributions from the Operating LLC in order to generate the funds necessary to meet these obligations and liabilities. Industry conditions and financial, business and other factors will affect our ability to generate the cash flows we need to make these distributions. There may be circumstances under which the Operating LLC may be restricted from paying dividends to us under applicable law or regulation (for example due to Delaware Limited Liability Company Act limitations on the Operating LLC’s ability to make distributions if liabilities of the Operating LLC after the distribution would exceed the value of the Operating LLC’s assets).

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

As of December 31, 2023, Daniel G. Cohen, our Executive Chairman, individually and through an entity he wholly owns, Cohen Bros. Financial, LLC (“CBF”), owns 23,207,975 units of membership interests (including both unrestricted and restricted units), or 38.1% of the membership interests in the Operating LLC.  In addition, as of December 31, 2023, the DGC Trust owns 20,225,095 or 33.2% units of the membership interests in the Operating LLC.  The DGC Trust was formed by Daniel G. Cohen.  Although Daniel G. Cohen is neither a trustee nor a named beneficiary of the DGC Trust and does not have any voting or dispositive control of securities held by the trust, he may be deemed to be a beneficial owner of all securities held by the DGC Trust as a result of his ability to acquire any of the DGC Trust’s assets, including any securities held by the DGC Trust (and, in turn, the sole voting and sole dispositive power with respect to such securities), by substituting other property of an equivalent value without the approval or consent of any person, including any trustee or beneficiary of the DGC Trust.

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

Additionally, as of December 31, 2023, Daniel G. Cohen owns 5.4% of our Common Stock.  Further, as of such date, Mr. Cohen could be deemed to be the beneficial owner of additional shares of our Common Stock representing 4.2%, which is owned by EBC 2013 Family Trust (“EBC”) as the result of Mr. Cohen’s position as trustee of the trust and as a result of the fact that Mr. Cohen has sole voting power with respect to all securities held by EBC.  As noted above, Daniel G. Cohen may control certain actions of the Company. As an owner of interests in the Operating LLC, Daniel G. Cohen may have interests that differ from the stockholders of the Company, including in circumstances in which there may be tax consequence to the members of the Operating LLC. Further, Daniel G. Cohen’s ownership interests in third party entities, including Cohen Circle, may result in his interests differing from the stockholders of the Company.  As a result of his ownership in both the Company, the Operating LLC and third party entities, including Cohen Circle, it is possible that Daniel G. Cohen as a shareholder of the Company could approve or reject actions based on his own interests as a stockholder that may or may not be in the best interests of the other the Company’s stockholders.

We are controlled by Daniel G. Cohen, whose interests in our business may be different than our other stockholders, and, as a “controlled company” within the meaning of the rules of NYSE American, our other stockholders will not have the same protections afforded to stockholders of companies that are subject to certain corporate governance requirements.

Mr. Cohen currently owns approximately 41.8% of the voting power of the Company as a result of his ownership of Common Stock, Series E Preferred Stock and Series F Preferred Stock.

Further, the DGC Family Fintech Trust (the “DGC Trust”), a trust formed by Mr. Cohen, owns 9,880,268 shares of our Series F Preferred Stock.  Our Series F Preferred Stock votes together with the holders of our Common Stock on all matters, entitling the holders thereof to one vote for every ten shares of Series F Preferred Stock held.  Accordingly, the shares of Series F Preferred Stock held by the DGC Trust entitle the DGC Trust to 988,027 votes on matters presented to holders of our Common Stock.  Although Daniel G. Cohen is neither a trustee nor a named beneficiary of the DGC Trust and does not have any voting or dispositive control of securities held by the DGC Trust, pursuant to the terms of the DGC Trust, Mr. Cohen has the ability to acquire any of the DGC Trust’s assets, including the 9,880,268 units of the membership interests in the Operating LLC held by the DGC Trust (at any time and without the consent of the trustees or beneficiaries of the DGC Trust) by substituting such assets with other property of equivalent value.  Accordingly, Mr. Cohen, at any time, could become the owner of the membership interests in the Operating LLC currently held by the DGC Trust and, in turn, an additional 21.3% of the voting power of the Company.

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

Your percentage ownership in the Company may be diluted in the future because of equity awards that have been, or may be, granted to our directors, officers, and employees. We have adopted equity compensation plans that provide for the grant of equity-based awards, including restricted stock, stock options and other equity-based awards to our directors, officers and other employees, advisors and consultants. At December 31, 2023, we had 367,491 shares of restricted stock outstanding to employees and directors of the Company and there were 579,391 shares available for future awards under our equity compensation plans. The Operating LLC also has issued 5,525,330 units that are restricted.  Vesting of restricted stock, Operating LLC units, and stock option grants is generally contingent upon performance conditions and/or service conditions. Vesting of those shares of restricted units and stock would dilute the ownership interest of existing stockholders. Equity awards will continue to be a source of compensation for employees and directors.

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

There are 60,930,382 units of membership interests in the Operating LLC issued and outstanding, including 23,207,975 units of membership interests in the Operating LLC beneficially owned by Daniel G. Cohen. Subject to certain restrictions, pursuant to the Operating LLC Agreement, a holder of unrestricted units of membership interests in the Operating LLC may cause the Operating LLC to redeem such units at any time for, at the Company’s option, (A) cash or (B) one share of the Company’s Common Stock for every ten units of membership interests in the Operating LLC.  If the outstanding units of membership interests in the Operating LLC are redeemed by the Company for Common Stock, our existing stockholders could be significantly diluted and the price of our Common Stock may decline.  See note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

We may not be able to generate sufficient taxable income to fully realize our deferred tax asset, which would also have to be reduced if U.S. federal income tax rates are lowered.

As of December 31, 2023, we have recorded a deferred tax asset of $1.6 million.  If we are unable to generate sufficient taxable income prior to the expiration of our NOLs, the NOLs would expire unused. Our projections of future taxable income required to fully realize the recorded amount of the net deferred tax asset reflect numerous assumptions about our operating businesses and investments and are subject to change as conditions change specific to our business units, investments or general economic conditions. Changes that are adverse to us could result in the need to increase our deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to total stockholders’ equity. In addition, any decrease in the federal statutory tax rate, or other changes in federal tax statutes, could also cause a reduction in the economic benefit of the NOL currently available to us.

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

Additionally, Russia’s prior annexation of Crimea, the recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including the removal of certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets.

Any of the above-mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are difficult to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

Our Insurance coverage may be inadequate to cover the risks facing the Company

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

If our internal controls over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. Because we are a smaller reporting company, we are not required to obtain, nor have we voluntarily obtained, an auditor attestation regarding the effectiveness of our controls as of December 31, 2023. Therefore, as of December 31, 2023, we have only performed management’s assessment of the effectiveness of our internal controls and management has determined that our internal controls are effective as of December 31, 2023. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

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

In addition, if the market for stocks in our industry, or the stock market in general, experience a loss of investor confidence, the market price of our Common Stock could decline for reasons unrelated to our business, financial condition, or results of operations. If any of the foregoing occurs, it could cause the price of our Common Stock to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to the board of directors and management.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company has processes in place to identify, assess and monitor material risks from cybersecurity threats, which are part of the Company’s overall enterprise risk management process and have been embedded in the Company’s operating procedures, internal controls and information systems.

The Company’s comprehensive cybersecurity and information security framework includes risk assessment and mitigation through a threat intelligence-driven approach, application controls, and enhanced security with ransomware defense. The framework leverages the National Institute of Standards and Technology Cyber Security Framework (“NIST CSF”) for measuring overall readiness to respond to cyber threats, and Sarbanes-Oxley for assessment of internal controls.

The Company contracts with external firms to assess the Company’s cybersecurity controls relative to its peers using the NIST CSF. The Company also has a third-party risk management program that assesses risks from vendors and suppliers. In addition, the Company maintains business continuity and disaster recovery plans as well as a cybersecurity insurance policy.

The Company has established cybersecurity and information security awareness training programs. Formal training on topics relating to the Company’s cybersecurity, data privacy and information security policies and procedures is mandatory at least annually for all employees. Training topics include how to escalate suspicious activities including phishing, viruses, spams, insider threats, suspect human behaviors or safety issues. Based on role and location, some employees receive additional in-depth training to provide more comprehensive knowledge on potential risks related to their individual job responsibilities. Training is supplemented through regular Company communications with frequent updates to educate on the latest adversary trends and social engineering techniques. Certain employees also obtain industry certifications, such as Certified Information Systems Security Professional or Certified Information Security Manager.

The Company engages in cyber crisis response simulations to assess the Company’s ability to adapt to information and operational technology threats. Improper or illegitimate use of the Company’s information system resources or violation of the Company’s information security policies and procedures is subject to disciplinary action. The Company’s security posture is supported by a comprehensive defense-in-depth strategy that relies on layers of technology including Multi-Factor Authentication and principles of Zero Trust to ensure that access to information and communication is vetted and secure.

The Company also utilizes internal and external audits and assessments, vulnerability testing, governance processes over outsourced service providers, active risk management and benchmarking against peers in the industry to validate the Company’s security posture. The Company also engages external firms to measure the Company’s NIST CSF maturity level.

No risks from cybersecurity threats, including those resulting from any previous cybersecurity incidents, have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition.

Governance

Role of the Board and Management

The Company’s Board recognizes the importance of cybersecurity in safeguarding the Company’s sensitive data. The Board is responsible for overseeing overall risk management for the Company, including review and approval of the enterprise risk management approach and processes implemented by management to identify, assess, manage and mitigate risk, at least annually. The Board has delegated responsibility for oversight of the Company’s cybersecurity and information security framework and risk management to the Company’s Management Cybersecurity Committee (the “Cybersecurity Committee”).

Pursuant to its charter, The Cybersecurity Committee must consist at least four (4) members of Company’s executive management team, which shall include the Company’s Director of Technology, Chief Operating Officer, Chief Compliance Officer and Chief Financial Officer, each of whom is required to have working familiarity, knowledge and competencies in relevant areas, including data privacy, public policy, information technology (“IT”) strategy, IT development and deployment, or IT risk assessment and management, including information security management. In addition, the Company’s Director of Technology has formal education in information technology and extensive experience working in and leading the Company’s information systems and technology function.

The principal responsibilities and duties of the Cybersecurity Committee, pursuant to its written charter, are to:

●

Review and provide oversight on the effectiveness of the Company’s information security and privacy policies and procedures with respect to its products and services and internal-use information technology systems;

●	Review and provide oversight on the policies and procedures of the Company in preparation for responding to any material information security or privacy incidents;
●

Review and provide oversight on the Company’s disaster recovery, business continuity, and business resiliency capabilities, including escalation protocols, relating its customer-facing products and services and internal-use information technology systems;

●	Review annually the appropriateness and adequacy of the Company’s cyber-insurance coverage;
●

Review and provide oversight on the policies and procedures of the Company with respect to data privacy, and oversee the Company’s compliance with applicable data privacy and cybersecurity laws and regulations;

●	Evaluate the Cybersecurity Committee’s composition and performance on an annual basis;
●	Review and reassess the adequacy of the Cybersecurity Committee’s written charter annually and recommend to the Board any changes the Cybersecurity Committee determines are appropriate;
●

Perform any other activities required by applicable law, rules or regulations (including the Securities Exchange Act of 1934 and The NYSE American Stock Exchange regarding reporting and disclosure obligations related to cybersecurity risks, costs, and incidents), and take such other actions and perform and carry out any other responsibilities and duties delegated to it by the Board or as the Cybersecurity Committee deems necessary or appropriate consistent with its purpose.

The Cybersecurity Committee, including the Company’s Director of Technology, receive regular updates from the Company’s management on cybersecurity matters, results of mitigation efforts and cybersecurity incident response and remediation.

ITEM 2.  PROPERTIES.

The following table lists our current leases as of December 31, 2023.

City	Description	Square Feet	Expiration Date	Status (1)
New York, NY	3 Columbus Circle- 24th Floor	21,390	4/30/2035	Partially Occupied / Partially Subleased
New York, NY	3 Columbus Circle- 17th Floor	8,409	3/31/2024	Occupied
Philadelphia, PA	2929 Arch Street	9,501	11/30/2029	Partially Occupied / Partially Subleased
Boca Raton, FL	1825 NW Corporate Blvd	5,208	6/30/2024	Occupied
Paris, France	17 avenue de l'Opera	1,830	5/31/2030	Occupied
Locust Valley, NY	63 Forest Avenue	288	9/30/2025	Occupied
Menlo Park, CA	2727 Sandy Hill Road	2,735	8/31/2025	Occupied
Jupiter, FL	601 Heritage Drive	290	9/30/2024	Occupied

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

PART II

ITEM  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Our Common Stock and Dividends

Our Common Stock trades under the symbol "COHN" on the NYSE American Stock Exchange. The closing price of our Common Stock was $6.90 on March 1, 2024. We had 1,928,172 shares of Common Stock outstanding held by 39 holders of record as of March 6, 2023.

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

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
October 1, 2023 - October 31, 2023	-	$-	-	$-
November 1, 2023 - November 30, 2023	-	$-	-	$-
December 1, 2023 - December 31, 2023	-	$-	-	$-
Total	-		-

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

•

Capital Markets:  Our Capital Markets business segment consists primarily of fixed income sales, trading, gestation repo financing, new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs and other forward agency MBS contracts, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We carry out our capital markets activities primarily through our subsidiaries: JVB in the United States and CCFESA in Europe.  A division of JVB, Cohen & Company Capital Markets ("CCM") is our full-service boutique investment bank that provides innovative strategic and financial advice in M&A, capital markets, and SPAC advisory.

•

Asset Management: Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of December 31, 2023, we had approximately $2.4 billion in assets under management (“AUM”) of which 42% was in CDOs. A significant portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, liquidations, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

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

•	Revenue earned on our gestation repo financing activities; and
•

New issue and advisory revenue comprised of (a) origination fees for newly created financial instruments originated by us, (b) revenue from advisory services, and (c) new issue revenue associated with originating, arranging, or placing newly created financial instruments.

Asset Management:

•

Asset management fees for our on-going asset management services provided to certain Investment Vehicles, which may include fees both senior and subordinate to the securities issued in the Investment Vehicle; and

•	Incentive management fees earned based on the performance of Investment Vehicles.

Principal Investing:

•	Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value and other investments sold, not yet purchased; and
•	Income and loss earned on equity method investments.

Business Environment

Our business in general and our Capital Markets business segment in particular do not produce predictable earnings.  Our results can vary dramatically from year-to-year and quarter-to-quarter.  Our business is materially affected by economic conditions in the financial markets, political conditions, broad trends in business and finance, the housing and mortgage markets, changes in volume and price levels of securities transactions, and changes in interest rates, including overnight funding rates, all of which can affect our profitability and are unpredictable and beyond our control. These factors may affect the financial decisions made by investors and companies, including their level of participation in the financial markets and their willingness to participate in corporate transactions. Severe market fluctuations or weak economic conditions could reduce our trading volume and revenues, negatively affect our ability to generate new issue and advisory revenue, and adversely affect our profitability.

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

A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.  We provide origination services in Europe through our subsidiary CCFESA, and new issue and advisory services in the U.S. through our subsidiary JVB. A division of JVB, CCM is our full-service boutique investment bank that provides innovative strategic and financial advice in M&A, capital markets, and SPAC advisory. Currently, our primary source of new issue and advisory revenue is from investment banking and advisory services through CCM, as well as originating assets for our U.S. and European insurance asset management business including our U.S. Insurance JV and for our CREO JV.

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees. As of December 31, 2023, 42% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the overall market supply and demand of these investments as well as the individual performance of each investment. Our principal investments are included within other investments, at fair value; other investments sold, not yet purchased; and investments in equity method affiliates in our consolidated balance sheets.  More recently, a significant component of our principal investment revenue has come from SPAC related equity investments, primarily in entities that have been the result of sponsored SPAC business combinations, share forward arrangements ("SFAs"), or related party sponsored SPAC business combinations.  Access to these investments is reliant on a robust SPAC market.  Performance of the resulting principal investments can be materially impacted by overall performance of the equity markets.  See note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

The SPAC Market

In 2018, we began sponsoring a series of SPACs.  Each sponsored SPAC either completed or was seeking to complete a business combination with a company involved in the insurance market.  In addition, we invest in other SPACs at various stages of their business life cycle.  Beginning in 2019, these SPAC activities have become a significant portion of our Principal Investing business segment. In August 2018, we invested in and became the general partner of a newly formed investment fund (the “SPAC Fund”), which was created for the purpose of investing in the equity interests of SPACs and SPAC sponsor entities including SPACs sponsored by us, our affiliates, and third parties.  Effective April 1, 2023, all of the investors in the SPAC Fund, other than the Vellar GP, redeemed all of their interests in the SPAC Fund.  See recent events below for additional information regarding the consolidation of the SPAC Fund.

As a complement to the SPAC Fund, we established and became manager of two newly formed umbrella limited liability companies (the “SPAC Series Funds”) that issue a separate series of interest for each investment portfolio, which typically consist of investments in the sponsor entities of individual SPACs.  Generally, when a SPAC acquires or merges with a privately held target company, the target company winds up owning a majority of the resulting outstanding equity of the SPAC so the transaction is accounted for as a reverse merger.  Private companies utilize reverse mergers with SPACs as a method of going public as an alternative to a traditional IPO.  All of our business activity related to SPACs is highly sensitive to the volume of activity in the SPAC market.  Volumes could be negatively impacted if target companies no longer see SPACs as an attractive alternative thereby reducing the number of suitable potential business combination targets.  Also, investor demand for SPACs would be negatively impacted if the stock of SPACs that successfully complete a business combination underperform the market.  If volumes of SPAC activity decline, our results of operations will likely be significantly negatively impacted.

Equity prices of SPACs and post business combination SPACs declined significantly during 2022 and 2023. We are exposed to public equity prices of SPACs and post business combination SPACs both through our other investments, at fair value and investments in equity method affiliates as well as our other investments sold, not yet purchased. As a result, we recorded significant principal transaction losses and equity method losses during the years ended December 31, 2022 and 2023 in certain SPAC related investments. Continued declines in the equity prices of these companies will result in further losses for us.

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

Rising Interest Rates and Inflation

During 2022 and 2023, the U.S. Federal Reserve began a process of raising the federal funds rate and quantitative tightening to address rising inflation. These actions have the effect of increasing interest rates, which negatively impacts our business in several ways:

1.	Rising rates reduce the fair value of the fixed income securities we hold on our balance sheet.
2.	Rising rates create instability in the equity markets, which has reduced equity financing and business combination volumes and negatively impacted CCM.
3.	Rising rates reduced the volumes of new issue fixed income instruments, which has negatively impacted our CREO JV.
4.	Rising rates significantly reduce mortgage activity. Our mortgage group's profitability is mainly impacted by the volume of mortgage activity in the U.S. (both mortgages for new home purchases as well as refinancing). Furthermore, our mortgage group engages in repo lending to mortgage originators. Reduced mortgage volumes impose financial pressures on mortgage originators and may increase the risk that originators default on their repo obligations to us. See note 11 to our consolidated financial statements included in Item 1 of this Annual Report on Form 10-K.
5.	Rising rates may ultimately push the U.S. into recession, which may further reduce overall transaction volumes in the financial markets negatively impacting our business generally.

Recent Events and Transactions

Consolidation of the SPAC Fund

Prior to March 31, 2023, the Vellar GP had an investment in the SPAC Fund, the potential to earn incentive fees, and did not consolidate the SPAC Fund.  Effective April 1, 2023, all of the investors in the SPAC Fund, other than the Vellar GP, redeemed all of their interests in the SPAC Fund. As a result, effective April 1, 2023, the Vellar GP became the sole owner of the SPAC Fund and began consolidating it. We own an interest in and consolidates the Vellar GP. Effective April 1, 2023, we began consolidating the SPAC Fund as well. We recorded the following entry upon consolidation:

Asset/(Liability)
Cash and cash equivalents	$257
Receivables from brokers, dealers, and clearing agencies	68,066
Other investments, at fair value	40,388
Other assets	108
Accounts payable and other liabilities	(82,968)
Other investments sold, not yet purchased	(25,806)
Vellar GP's remaining investment in the SPAC Fund	$45

As of December 31, 2023, all amounts due to the redeeming investors in the SPAC Fund were paid in full.

The 2020 Senior Notes

On January 31, 2020, the Operating LLC entered into a note purchase agreement (the “Original Purchase Agreement”) with JKD Capital Partners I LTD, a New York corporation (“JKD Investor”), and RN Capital Solutions LLC, a Delaware limited liability company (“RNCS”).  The JKD Investor is owned by Jack DiMaio, Jr., the vice chairman of our board of directors, and his spouse.  The note purchased by the JKD Investor is herein referred to as the “JKD Note.”

Pursuant to the Original Purchase Agreement, JKD Investor and RNCS each purchased a senior promissory note in the principal amount of $2,250 (for an aggregate investment of $4,500).  The senior promissory notes bore interest at a fixed rate of 12% per annum and matured on January 31, 2022. On January 31, 2022, the Operating LLC and JKD Investor entered into a note purchase agreement (the "2022 Purchase Agreement"), pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor an amended and restated senior promissory note in the aggregate principal amount of $4,500 (the “Amended and Restated Note”), which Amended and Restated Note amended and restated the JKD Note in its entirety.  The 2022 Purchase Agreement contains customary representations and warranties on the part of each of JKD Investor and the Operating LLC. We used these proceeds to retire the $2,250 of 2020 Senior Notes held by RNCS.  See note 20 and 31.

On January 5, 2024, the Operating LLC and JKD Investor entered into an amendment to the Amended and Restated Note, pursuant to which the Amended and Restated Note was amended to (a) extend (i) the maturity date thereof from January 31, 2024 to January 31, 2026, (ii) the date following which the Amended and Restated Note may be redeemed by JKD Investor from January 31, 2023 to January 31, 2025, and (iii) the date following which the Amended and Restated Note may be prepaid by the Operating LLC from January 31, 2023 to January 31, 2025; and (b) increase the interest rate payable under the Amended and Restated Note from 10% per annum to 12% per annum effective as of January 31, 2024.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2023 and 2022.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	Year Ended December 31,		Favorable / (Unfavorable)
	2023	2022	$ Change	% Change
Revenues
Net trading	$30,926	$40,009	$(9,083)	(23)%
Asset management	7,337	9,004	(1,667)	(19)%
New issue and advisory	28,264	24,721	3,543	14%
Principal transactions and other income	16,454	(29,347)	45,801	(156)%
Total revenues	82,981	44,387	38,594	87%

Operating expenses
Compensation and benefits	52,092	50,290	(1,802)	(4)%
Business development, occupancy, equipment	5,204	5,076	(128)	(3)%
Subscriptions, clearing, and execution	8,965	8,274	(691)	(8)%
Professional fee and other operating	9,296	8,153	(1,143)	(14)%
Depreciation and amortization	563	557	(6)	(1)%
Total operating expenses	76,120	72,350	(3,770)	(5)%

Operating income / (loss)	6,861	(27,963)	34,824	(125)%

Non-operating income / (expense)

Interest expense, net	(6,526)	(4,982)	(1,544)	(31)%
Income / (loss) from equity method affiliates	15,609	(20,931)	36,540	175%
Other non operating income	-	-	-	NM
Income / (loss) before income taxes	15,944	(53,876)	69,820	130%
Income tax expense / (benefit)	5,545	4,794	(751)	(16)%
Net income / (loss)	10,399	(58,670)	69,069	118%
Less: Net income (loss) attributable to the non-convertible non-controlling interest	19,590	(23,203)	(42,793)	(184)%
Enterprise net income (loss)	(9,191)	(35,467)	26,276	74%
Less: Net income (loss) attributable to the convertible non-controlling interest	(4,078)	(22,078)	(18,000)	(82)%
Net income / (loss) attributable to Cohen & Company Inc.	$(5,113)	$(13,389)	$8,276	62%

Revenues

Revenues increased by $38,594, or 87%, to $82,981 for the year ended December 31, 2023, as compared to $44,387 for the year ended December 31, 2022. As discussed in more detail below, the change was comprised of (i) a decrease of $9,083 in net trading revenue; (ii) a decrease of $1,667 in asset management revenue; (iii) an increase of $3,543 in new issue and advisory revenue; and (iv) an increase of $45,801 in principal transactions and other income.

Net Trading

Net trading revenue decreased by $9,083, or 23%, to $30,926 for the year ended December 31, 2023, as compared to $40,009 for the year ended December 31, 2022.  The following table shows the detail by trading group.

NET TRADING
(Dollars in Thousands)

	Year Ended December 31,
	2023	2022	Change
Mortgage	$(1,523)	$1,143	$(2,666)
Matched book repo	16,315	30,595	(14,280)
High yield corporate	4,768	4,694	74
Investment grade corporate	(420)	1,197	(1,617)
Wholesale and other	11,786	2,380	9,406
Total	$30,926	$40,009	$(9,083)

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to the volatility and uncertainty in the capital markets generally, the net trading revenue recognized during the year may not be indicative of future results. Furthermore, from time to time, some of the assets included in the Investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB valuation hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 9 and 10 to our consolidated financial statements included in this Annual Report on Form 10-K. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.  We consider our matched book repo business to be subject to significant concentration risk.  See note 11 to our consolidated financial statements included in this Annual Report on Form 10-K.

The Company recorded a gross loss of $1,752 and $5,454 in connection with the FGMC reverse repo for the years ended December 31, 2023 and 2022, respectively.  Of the $1,752 loss in 2023, $1,748 was recorded as a reduction in net trading revenue and $4 was recorded in professional fees and other operating expense. Of the $5,454 loss in 2022, $5,244 was recorded as a reduction in net trading revenue and $210 was recorded in professional fees and other operating expense.  Of the $1,748 recorded in net trading revenue in 2023, $1,500 is included in the mortgage group and $248 is included in the matched book repo group in the table above. Of the $5,244 recorded in net trading revenue in 2022, $4,330 is included in the mortgage group and $914 is included in the matched book repo group in the table above.  See note 11 to our consolidated financial statements included in Item 1 of this Annual Report on Form 10-K.

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	As of December 31,
	2023	2022	2021
Company sponsored CDOs	$995,191	$1,053,430	$1,239,988
Other Investment Vehicles (1)	1,362,484	1,061,250	1,118,162
Assets under management (2)	$2,357,675	$2,114,680	$2,358,150

(1)	Other Investment Vehicles include any Investment Vehicle that is not a Company-sponsored CDO.
(2)

The accounts we manage may employ leverage.  In some cases, our fees are based on gross assets and in other cases on net assets.  Finally, in the case of the SPAC Series Funds, there are no management fees earned.  AUM included herein is calculated using either gross or net assets of each managed account or CDO based on whichever serves as the basis for our management fees. In the case where no management fees are earned, the net assets are included.

Asset management fees decreased by $1,667, or 19%, to $7,337 for the year ended December 31, 2023, as compared to $9,004 for the year ended December 31, 2022, as discussed in more detail below.

ASSET MANAGEMENT
(Dollars in Thousands)

	Year Ended December 31,
	2023	2022	Change
CDOs	$1,638	$3,454	$(1,816)
Other	5,699	5,550	149
Total	$7,337	$9,004	$(1,667)

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

Asset management fees from CDOs decreased primarily because the one of the securitizations we manage completed a successful auction during 2022.  As a result, we received payment of deferred subordinated management fees of $1,600 in 2022.  Otherwise, asset management fees from CDOs declined by $216 during 2023 mainly due to a decline in AUM due to liquidations and principal paydowns of collateral.

Asset management fees from other investment vehicles remained relatively flat.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $3,543, or 14%, to $28,264 for the year ended December 31, 2023, as compared to $24,721 for the year ended December 31, 2022.

	Year Ended December 31,
	2023	2022	Change
Cohen & Company Capital Markets	$26,174	$16,880	$9,294
Commercial Real Estate Originations	47	1,897	(1,850)
U.S. Insurance Originations	800	4,753	(3,953)
European Insurance Originations	1,243	1,191	52
Total	$28,264	$24,721	$3,543

Our revenue earned from new issue and advisory has been, and we expect will continue to be, volatile. We earn revenue from a limited number of engagements. Therefore, a small change in the number of engagements can result in large fluctuations in the revenue recognized. Further, even if the number of engagements remains consistent, the average revenue per engagement can fluctuate considerably. Finally, our revenue is generally earned when an underlying transaction closes (rather than on a monthly or quarterly basis). Therefore, the timing of underlying transactions increases the volatility of our revenue recognition.   In addition, we often incur certain costs related to new issue engagements.  These costs are included as a component of either subscriptions, clearing and execution, or professional fees and other.

CCM is our full-service boutique investment bank that provides innovative strategic and financial advice in M&A, capital markets, and SPAC advisory.  In addition, we generate new issue revenue by originating new assets for the U.S. Insurance JV, CREO JV, and for our PriDe funds in Europe.

In some cases, CCM will receive financial instruments in lieu of cash for its advisory transactions.  In these cases, we record advisory revenue equal to the fair value of the instruments received.  Subsequent to receipt, the instruments are carried at fair value as a component of other investments, at fair value in our consolidated balance sheets. Any future income or loss related to these instruments will be recorded as principal transactions gain or loss in the consolidated statement of operations.

Principal Transactions and Other Income

Principal transactions and other income increased by $45,801 to $16,454 for the year ended December 31, 2023, as compared to ($29,347) for the year ended December 31, 2022.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2023	2022	Change
SFT	$(233)	$(5,539)	$5,306
LMND	97	(2,805)	2,902
REE	(165)	(4,755)	4,590
RBT	(2,897)	(1,576)	(1,321)
HLGN	(324)	(14,754)	14,430
PAYO	(95)	(511)	416
PWP	91	(418)	509
FOXO	(230)	(2,137)	1,907
BURU	(485)	-	(485)
OPTX	(1,141)	-	(1,141)
CAPT	376	-	376
EGOX	(665)	-	(665)
WEJO	(157)	(1,795)	1,638
SFA transactions	25,395	-	25,395
Bridge loan	1,050	-	1,050
US Insurance JV	463	11	452
CREO JV	901	32	869
Stoa / FlipOS	(6,847)	4,196	(11,043)
Other	(185)	(580)	395
Total principal transactions	14,949	(30,631)	45,580

IIFC revenue share	1,105	673	432
All other income / (loss)	400	611	(211)
Other income	1,505	1,284	221

Total principal transactions and other income	$16,454	$(29,347)	$45,801

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

SFT was a publicly traded company.  As of December 31, 2023, the total carrying value of our investment in SFT was $13.

LMND represents equity positions of Lemonade, Inc. (NYSE: LMND), a publicly traded company that acquired Metromile, Inc. As of December 31, 2023, the total carrying value of our investment in LMND was $0.

REE represents equity positions of REE Automotive Ltd. (NASDAQ: REE), a publicly traded company that closed a business combination with 10X Capital Venture Acquisition Corp.  As of December 31, 2023, we had a total investment in REE carried at fair value of $130, which was included as a component of other investments, at fair value.

RBT represents equity positions of Rubicon Technologies, Inc. (NYSE: RBT), a publicly traded company that closed a business combination with Founder SPAC.  As of December 31, 2023, we had a total investment in RBT carried at fair value of  $0, which was included as a component of other investments, at fair value.

HLGN represents equity positions of Heliogen, Inc. (NYSE: HLGN), a publicly traded company that closed a business combination with Athena Technology Acquisition Corp.  As of December 31, 2023, we had a total investment in HLGN carried at fair value of $29, which was included as a component of other investments, at fair value.

PAYO  represents equity positions of Payoneer Global, Inc. (NASDAQ: PAYO), a publicly traded company that closed a business combination with FTAC Olympus Acquisition Corp.  As of December 31, 2023, we had a total investment in PAYO carried at fair value of $1,443, which was included as a component of other investments, at fair value.

PWP represents equity positions of Perella Weinberg Partners (NASDAQ: PWP), a publicly traded company that closed a business combination with FTAC IV Acquisition Corp.  As of December 31, 2023, we had a total investment in PWP carried at fair value of $317, which was included as a component of other investments, at fair value.

FOXO represents equity positions of  FOXO Technologies Inc. (NASDAQ: FOXO), a publicly traded company that closed a business combination with Delwinds Insurance Acquisition Corp.  As of December 31, 2023, we had a total investment in FOXO carried at fair value of $21, which was included as a component of other investments, at fair value.

BURU represents equity positions of Nuburu, Inc. (NYSE American: BURU), a publicly traded company that closed a business combination with Tailwind Acquisition Corp.   As of December 31, 2023, we had a total investment in BURU carried at fair value of $7, which was included as a component of other investments, at fair value.

OPTX represents equity positions of Syntec Optics Holdings, Inc. (NASDAQ: OPTX), a publicly traded company that closed a business combination with OmniLit Acquisition Corp.  As of December 31, 2023, we had a total investment in OPTX carried at fair value of $1,317, which was included as a component of other investments, at fair value.

CAPT represents equity positions of Captivision, Inc. (NASDAQ: CAPT), a publicly traded company that closed a business combination with Jaguar Global Growth Corp. I.  As of December 31, 2023, we had a total investment in CAPT carried at fair value of $3,791, which was included as a component of other investments, at fair value.

EGOX represents equity positions of Next.e.GO, BV (NASDAQ: EGOX), a publicly traded company that closed a business combination with Athena Consumer Acquisition Corp.  As of December 31, 2023, we had a total investment in EGOX carried at fair value of $7,854, which was included as a component of other investments, at fair value.

WEJO represents equity positions of Wejo Group, Ltd. (NASDAQ: WEJO), a publicly traded company that closed a business combination with Virtuoso Acquisition Corp.  As of December 31, 2023, we had a total investment in WEJO carried at fair value of $0, which was included as a component of other investments, at fair value.

We have engaged in several SFAs. In a typical SFA transaction, we acquire an interest in a publicly traded company and enter into an offsetting derivative with the same company.  Both the interest in the public company and the offsetting derivative are carried at fair value.  The amount shown in the table above represents the net change in fair value recorded during the period.  The interests we hold in SFA Counterparties are included as a component of other investments, at fair value.  The derivatives are included as a component of other investments sold, not yet purchased, at fair value.  See note 10 to our consolidated financial statements included in Item 1 of this Annual Report on Form 10-K for more information regarding our SFAs.

In 2022, we entered into a bridge loan arrangement with an early stage growth company.  The principal of the bridge loan was repaid in full during 2023.  We earned a gross exit fee, initially valued at $3,040, comprised of a cash component of $1,050 and a share component of $1,990.  The cash component was paid in full.  The share component remains outstanding and is carried at fair value and included in the SFA amounts shown in the table.

The U.S. Insurance JV invests in insurance company debt.  We carry our investment in the U.S. Insurance JV at its reported NAV.  As of December 31, 2023, we had a total investment in the U.S. Insurance JV carried at fair value of $3,107, which was included as a component of other investments, at fair value.

The CREO JV invests in commercial real estate debt.  We carry our investment in the CREO JV at its reported NAV.   As of December 31, 2023, we had a total investment in the CREO JV carried at fair value of $4,783, which was included as a component of other investments, at fair value.

Stoa USA Inc. / FlipOS was a private company in which we owned common equity. During 2023, Stoa USA Inc. / FlipOS announced that it had ceased operations.  We wrote off our investment during 2023 and recorded a principal transactions loss.  We have no remaining investment in Stoa USA Inc. / FlipOS as of December 31, 2023.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $5,618.  Also, in any particular year, the revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $3,770, or 5%, to $76,120 for the year ended December 31, 2023, as compared to $72,350 for the year ended December 31, 2022. As discussed in more detail below, the change was comprised of (i) an increase of $1,802 in compensation and benefits; (ii) an increase of $128 in business development, occupancy, and equipment; (iii) an increase of $691 in subscriptions, clearing, and execution; (iv) an increase of $1,143 in professional fee and other operating; and (v) an increase of $6 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $1,802, or 4%, to $52,092 for the year ended December 31, 2023, as compared to $50,290 for the year ended December 31, 2022.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Year Ended December 31,
	2023	2022	Change
Cash compensation and benefits	$47,701	$45,900	$1,801
Equity-based compensation	4,391	4,390	1
Total	$52,092	$50,290	$1,802

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  Cash compensation and benefits increased by $1,801 to $47,701 for the year ended December 31, 2023, as compared to $45,900 for the year ended December 31, 2022.  Our headcount decreased to 118 as of December 31, 2023 from 121 as of December 31, 2022.  Cash compensation increased primarily due to an increase in incentive compensation related to the increase in overall revenue and income from equity method affiliates.

Equity-based compensation remained relatively flat.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $128, or 3%, to $5,204 for the year ended December 31, 2023, as compared to $5,076 for the year ended December 31, 2022. This increase was comprised of an increase in occupancy and equipment of $297, partially offset by a decrease in business development of $169.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $691, or 8%, to $8,965 for the year ended December 31, 2023, as compared to $8,274 for the year ended December 31, 2022.  The increase was comprised of an increase in subscriptions and dues of $573 and an increase in clearing and execution of $118.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $1,143, or 14%, to $9,296 for the year ended December 31, 2023, as compared to $8,153 for the year ended December 31, 2022.  The increase was comprised of an increase in professional fees of $1,001 and an increase in other operating expenses of $142.

Depreciation and Amortization

Depreciation and amortization increased by $6, or 1%, to $563 for the year ended December 31, 2023, as compared to $557 for the year ended December 31, 2022.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $1,544 to $6,526 for the year ended December 31, 2023, as compared to $4,982 for the year ended December 31, 2022.

INTEREST EXPENSE
(Dollars in Thousands)

	Year Ended December 31,
	2023	2022	Change
Junior subordinated notes	$5,247	$3,442	$1,805
2020 Senior Notes	450	458	(8)
2017 Convertible Note	-	327	(327)
Byline Bank	338	247	91
Redeemable Financial Instrument - JKD Capital Partners I LTD	491	508	(17)
	$6,526	$4,982	$1,544

 See notes 19 and 20 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our redeemable financial instruments and debt.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates increased by $36,540 to $15,609 for the year ended December 31, 2023 , as compared to ($20,931) for the year ended December 31, 2022.  See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2023	2022	Change
Insurance SPACs	$-	$(5,898)	$5,898
SPAC Sponsor Entities	15,275	(14,963)	30,238
Dutch Real Estate Entities	334	(70)	404
	$15,609	$(20,931)	$36,540

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

	Year Ended December 31,
	2023	2022	Change
HLGN	$-	$(10,625)	$10,625
WEJO	-	(2,214)	2,214
DRTS	(51)	374	(425)
FOXO	(3)	1,017	(1,020)
OPTX	4,304	-	4,304
ZCAR	10,013	(837)	10,850
AAGR	2,358	(7)	2,365
Other	(1,346)	(2,671)	1,325
	$15,275	$(14,963)	$30,238

As of December 31, 2023, our equity method investment in the sponsor entity of the predecessor SPAC of HLGN was $0.

As of December 31, 2023, our equity method investment in the sponsor entity of the predecessor SPAC of WEJO was $0.

We held an equity method investment in the sponsor of the predecessor SPAC of Alpha Tau Medical, LTD (NASDAQ: DRTS).  As of December 31, 2023, our equity method investment in the sponsor entity of the predecessor SPAC of DRTS was $0.

As of December 31, 2023, our equity method investment in the sponsor entity of the predecessor SPAC of FOXO was $0.

As of December 31, 2023, our equity method investment in the sponsor entity of the predecessor SPAC of OPTX was $0.

We held an equity method investment in the sponsor of the predecessor SPAC of Zoomcar Holdings, Inc. (NASDAQ: ZCAR).  As of December 31, 2023, our equity method investment in the sponsor entity of the predecessor SPAC of ZCAR was $0.

We hold an equity method investment in the sponsor of the predecessor SPAC of African Agriculture Holdings Inc. (NASDAQ: AAGR).  AAGR and its predecessor SPAC completed a business combination during 2023.  Our remaining equity method investment as of December 31, 2023 of $2,357 represents the fair value of the equity interests attributable to us that remain in the sponsor entity.  These interests should be distributed to us in 2024.

The remaining other investments in SPAC Sponsor Entities represent direct and indirect investments in sponsor entities that have not yet completed a business combination.  See note 12 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-K.

Income Tax Expense / (Benefit)

We have significant carryforward tax assets.  As of December 31, 2023, the Company had a federal net operating loss (“NOL”) of approximately $96,457, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses (“NCLs”) in excess of capital gains of $59,844 as of December 31, 2023, which can be carried forward to offset future capital gains.  If not used, this carryforward will begin to expire in 2024.  ASC 746 requires that we record a valuation allowance against these assets so that the net asset recognized is, in management's judgment, more likely than not to be realized.

The income tax expense / (benefit) was $5,545 for the year ended December 31, 2023, as compared to $4,794 for the year ended December 31, 2022.  See note 23 to our consolidated financial statements included in our Annual Report on Form 10-K.

The tax expense recognized in 2023 was comprised of a deferred tax expense of $5,354 and current tax expense of $191.  The current tax expense incurred was the result of foreign, state, and local income tax.  The deferred tax expense was a U.S. federal, state, and local tax expense, which was the result of the increase in the valuation allowance applied against the Company's NOL and NCL tax assets.

The tax expense recognized in 2022 was comprised of a deferred tax expense of $4,579 and current tax expense of $215.  The current tax expense incurred was the result of foreign, state, and local income tax.  The deferred tax expense was a U.S. federal, state, and local tax expense, which was the result of the increase in the valuation allowance applied against the Company's NOL and NCL tax assets.

Each reporting period, management determines the expected amount of taxable income it will generate in each jurisdiction where the Company has NOLs.  Management then schedules this income against each carryforward asset and determines what portion of the asset it believes is more likely than not to be realized.  This determination is subjective and subject to many assumptions and factors including:  profitability of our business in the future, the timing of that future income as compared to carryforward asset expiration, the character of future income (ordinary or capital), and the jurisdiction in which the income will be generated.  To the extent management's determination changes, an adjustment will be made to the valuation allowance resulting in deferred tax expense or benefit.  We recorded deferred tax expense in 2022 and 2023 because expectations of future income decreased and the Company increased the valuation allowance it had applied against carryforward assets.  Due to the magnitude of the Company's carryforward assets as well as the volatility of the Company's operating results, significant adjustments to the valuation allowance are likely going forward.  These future adjustments may likewise result in material amounts of deferred tax benefit or expense going forward.

Net Income/ (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the years ended December 31, 2023 and 2022 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us for the relevant periods.  These interests are not convertible into Common Stock.

	Year Ended December 31,
	2023	2022	Change
Insurance SPAC III Sponsor Entities	$-	$(4,808)	$4,808
Vellar GP	14,755	-	14,755
Other SPAC related	4,835	(18,395)	23,230
	$19,590	$(23,203)	$42,793

Insurance SPAC III Sponsor Entities are the sponsor entities formed by us for our sponsored SPACs.  Prior to March 31, 2023, the Vellar GP was the general partner of the SPAC Fund but did not consolidate it.  Effective April 1, 2023, the Vellar GP began consolidating the SPAC Fund. The Vellar GP primarily invests in share forward arrangements.  See notes 4, 10, and 21 to our consolidated financials included in this Annual Report on Form 10-K.  Other SPAC related is mainly comprised of an entity that we consolidated but do not wholly own that invests in other SPAC sponsor entities.

Net Income / (Loss) Attributable to the Convertible Non-controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the years ended December 31, 2023 and 2022 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST
For the Year Ended December 31, 2023

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$(23,091)	$39,035	$15,944	$-	$15,944
Income tax expense / (benefit)	1,972	-	1,972	3,573	5,545
Net income / (loss) after tax	(25,063)	39,035	13,972	(3,573)	10,399
Other consolidated subsidiary non-controlling interest	-	19,590	19,590
Net income / (loss) attributable to the Operating LLC	(25,063)	19,445	(5,618)
Average effective Operating LLC non-controlling interest % (1)			72.59%
Operating LLC non-controlling interest			$(4,078)

Summary
Other consolidated subsidiary non-controlling interest			$19,590
Operating LLC non-controlling interest			(4,078)
			$15,512

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST
For the Year Ended December 31, 2022

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$(20,287)	$(33,589)	$(53,876)	$-	$(53,876)
Income tax expense / (benefit)	(381)	182	(199)	4,993	4,794
Net income / (loss) after tax	(19,906)	(33,771)	(53,677)	(4,993)	(58,670)
Other consolidated subsidiary non-controlling interest		(23,203)	(23,203)
Net income / (loss) attributable to the Operating LLC	(19,906)	(10,568)	(30,474)
Average effective Operating LLC non-controlling interest % (1)			72.45%
Operating LLC non-controlling interest			$(22,078)

Summary
Other consolidated subsidiary non-controlling interest			$(23,203)
Operating LLC non-controlling interest			(22,078)
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

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	Year Ended December 31,		Favorable / (Unfavorable)
	2022	2021	$ Change	% Change
Revenues
Net trading	$40,009	$69,385	$(29,376)	(42)%
Asset management	9,004	10,923	(1,919)	(18)%
New issue and advisory	24,721	28,736	(4,015)	(14)%
Principal transactions and other income	(29,347)	37,324	(66,671)	(179)%
Total revenues	44,387	146,368	(101,981)	(70)%

Operating expenses
Compensation and benefits	50,290	85,048	34,758	41%
Business development, occupancy, equipment	5,076	3,365	(1,711)	(51)%
Subscriptions, clearing, and execution	8,274	10,307	2,033	20%
Professional fee and other operating	8,153	7,684	(469)	(6)%
Depreciation and amortization	557	371	(186)	(50)%
Total operating expenses	72,350	106,775	34,425	32%

Operating income / (loss)	(27,963)	39,593	(67,556)	(171)%

Non-operating income / (expense)

Interest expense, net	(4,982)	(7,233)	2,251	31%
Income / (loss) from equity method affiliates	(20,931)	36,010	(56,941)	(158)%
Other non-operating income	-	2,127	(2,127)	(100)%
Income / (loss) before income taxes	(53,876)	70,497	(124,373)	(176)%
Income tax expense / (benefit)	4,794	(3,541)	(8,335)	(235)%
Net income / (loss)	(58,670)	74,038	(132,708)	(179)%
Less: Net income (loss) attributable to the non-convertible non-controlling interest	(23,203)	35,574	58,777	165%
Enterprise net income (loss)	(35,467)	38,464	(73,931)	(192)%
Less: Net income (loss) attributable to the convertible non-controlling interest	(22,078)	26,656	48,734	183%
Net income / (loss) attributable to Cohen & Company Inc.	$(13,389)	$11,808	$(25,197)	(213)%

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

NET TRADING
(Dollars in Thousands)

	For the Year Ended December 31,
	2022	2021	Change
Mortgage	$1,143	$7,451	$(6,308)
Matched book repo	30,595	46,139	(15,544)
High yield corporate	4,694	10,390	(5,696)
Investment grade corporate	1,197	593	604
Wholesale and other	2,380	4,812	(2,432)
Total	$40,009	$69,385	$(29,376)

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

The Company recorded a gross loss of $5,454 in connection with the FGMC reverse repo.  Of the $5,454 loss, $5,244 was recorded as a reduction in net trading revenue and $210 was recorded in professional fees and other operating expenses.  Of the $5,244 recorded in net trading revenue, $4,330 is included in the mortgage group and $914 is included in the matched book repo group in the table above.  See note 11 to our consolidated financial statements included in Item 1 of this Annual Report on Form 10-K.

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

Asset management fees from CDOs increased because the one of the securitizations we manage completed a successful auction during 2022.  As a result, we received payment of deferred subordinated management fees of $1,600.  Otherwise, asset management fees from CDOs declined by $630 during 2022 mainly due to a decline in AUM due to liquidations of collateral, our removal as manager of one CDO, and principal paydowns of collateral.

Asset management fees from other investment vehicles decreased primarily due to a reduction of incentive fees earned on the SPAC Fund.

New Issue and Advisory Revenue

New issue and advisory revenue decreased by $4,015, or 14%, to $24,721 for the year ended December 31, 2022, as compared to $28,736 for the year ended December 31, 2021.

	Year Ended December 31,
	2022	2021	Change
Cohen & Company Capital Markets	$16,880	$22,676	$(5,796)
Commercial Real Estate Originations	1,897	1,428	469
US Insurance Originations	4,753	1,940	2,813
Europe Insurance Originations	1,191	2,692	(1,501)
Total	$24,721	$28,736	$(4,015)

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

CCM is our full-service boutique investment bank that provides innovative strategic and financial advice in M&A, capital markets, and SPAC advisory.  In addition, we generate new issue revenue by originating new assets for the U.S. Insurance JV, CREO JV, and our PriDe funds in Europe.

Principal Transactions and Other Income

Principal transactions and other income decreased by $66,671 to ($29,347) for the year ended December 31, 2022, as compared to $37,324 for the year ended December 31, 2021.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	For the Year Ended December 31,
	2022	2021	Change
SFT	$(5,539)	$(5,258)	$(281)
LMND	(2,805)	43,655	(46,460)
IMXI	-	318	(318)
WEJO	(1,795)	(3,160)	1,365
REE	(4,755)	(2,939)	(1,816)
ML	(238)	(988)	750
BKSY	(78)	(914)	836
FOXO	(2,137)	-	(2,137)
HLGN	(14,754)	-	(14,754)
RBT	(1,576)	-	(1,576)
PAYO	(511)	189	(700)
PWP	(418)	366	(784)
U.S. Insurance JV	11	142	(131)
CREO JV	32	-	32
Stoa USA Inc. / FlipOs	4,196	1,805	2,391
SPAC Fund	(43)	474	(517)
Other SPAC equity	(221)	2,494	(2,715)
Total principal transactions	(30,631)	36,184	(66,815)
			-
IIFC revenue share	673	634	39
All other income / (loss)	611	506	105
Other income	1,284	1,140	144

Total principal transactions and other income	$(29,347)	$37,324	$(66,671)

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

SFT was a publicly traded company.  In the periods presented, the shares of SFT we held were comprised of both unrestricted and restricted shares and were carried at fair value.  For a portion of the period we held these shares, they were held in majority owned consolidated subsidiaries (the "Insurance SPAC Sponsor Entities").  Accordingly, there were significant non-controlling interest and equity compensation expenses associated with these shares.  See discussion of non-convertible non-controlling interest and equity compensation expense below.  As of December 31, 2022, the total carrying value of our investment in SFT was $231.

LMND is a publicly traded company.  In the periods presented, the shares of LMND we held were comprised of both unrestricted and restricted shares and were carried at fair value.  For a portion of the period we held these shares, they were held in majority owned consolidated subsidiaries (the "Insurance SPAC II Sponsor Entities").  Accordingly, there were significant non-controlling interest and equity compensation expenses associated with these shares.  See discussion of non-convertible non-controlling interest and equity compensation expense below.  As of December 31, 2022, the total carrying value of our investment in LMND was $561.

IMXI represents equity positions of International Money Express, Inc. (NASDAQ: IMXI), a publicly traded company that resulted from the merger of Intermex Holdings, LLC and FinTech Acquisition Corp. II.  These shares were carried at fair value.  As of December 31, 2022, we hold no remaining investment in IMXI.

WEJO represents equity positions of Wejo Group, Ltd. (NASDAQ: WEJO), a publicly traded company that closed its business combination with Virtuoso Acquisition Corp.  As of December 31, 2022, we had a total investment in WEJO carried at fair value of $175, which was included as a component of other investments, at fair value.

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

FOXO represents equity positions of  FOXO Technologies Inc. (NASDAQ: FOXO), a publicly traded company that closed its business combination with Delwinds Insurance Acquisition Corp.  As of December 31, 2022, we had a total investment in FOXO carried at fair value of $222, which was included as a component of other investments, at fair value.

HLGN represents equity positions of Heliogen, Inc. (NYSE: HLGN), a publicly traded company that closed its business combination with Athena Technology Acquisition Corp.  As of December 31, 2022, we had a total investment in HLGN carried at fair value of $353, which was included as a component of other investments, at fair value.

RBT represents equity positions of Rubicon Technologies, Inc. (NYSE: RBT), a publicly traded company that closed its business combination with Founder SPAC.  As of December 31, 2022, we had a total investment in RBT carried at fair value of  $4,424, which was included as a component of other investments, at fair value.

PAYO  represents equity positions of Payoneer Global, Inc. (NASDAQ: PAYO), a publicly traded company that closed a business combination with FTAC Olympus Acquisition Corp.  As of December 31, 2022, we had a total investment in PAYO carried at fair value of $1,633, which was included as a component of other investments, at fair value.

PWP represents equity positions of Perella Weinberg Partners (NASDAQ: PWP), a publicly traded company that closed a business combination with FTAC IV Acquisition Corp.  As of December 31, 2022, we had a total investment in PWP carried at fair value of $232, which was included as a component of other investments, at fair value.

The U.S. Insurance JV invests in insurance company debt.  We carry our investment in the U.S. Insurance JV at its reported NAV.  As of December 31, 2022, we had a total investment in the U.S. Insurance JV carried at fair value of $3,459, which was included as a component of other investments, at fair value.

The CREO JV invests in commercial real estate debt.  We carry our investment in the CREO JV at its reported NAV.   As of December 31, 2022, we had a total investment in the CREO JV carried at fair value of $6,568, which was included as a component of other investments, at fair value.

Stoa USA Inc. / FlipOs was a private company in which we owned common equity.  We carried our investment at fair value.  As of December 31, 2022, we had a total investment in Stoa USA Inc. / FlipOs carried at fair value of $6,693, which was included as a component of other investments, at fair value.  See note 31 to our consolidated financial statements included in Item 1 of this Annual Report on Form 10-K.

The SPAC Fund invested in the equity of SPACs.  We carried our investment in the SPAC Fund at its reported NAV.  As of December 31, 2022, we had a total investment in the SPAC Fund carried at fair value of $527, which was included as a component of other investments, at fair value.

Other SPAC equity represents equity investments in publicly traded SPACs or their successor public companies carried at fair value.

Other Income

Other income increased by $144 to $1,284 for the year ended December 31, 2022, as compared to $1,140 for the year ended December 31, 2021. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  As of December 31, 2022, we had earned $4,513.  In addition, in any particular year, the revenue share earned by us cannot exceed $2,000.

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

Equity-based compensation decreased by $11,328 to $4,390 for the year ended December 31, 2022, as compared to $15,718 for the year ended December 31, 2021.  Of the $15,718 of equity compensation recognized in 2021, $13,068 was due to equity compensation related to the issuance of membership units of the Insurance SPAC II Sponsor Entities to employees of the Company.  The expense was recognized upon the completion of the merger between Insurance SPAC II and Metromile, Inc. on February 9, 2021.  No further equity-based compensation expense will be recognized related to membership units of the Insurance SPAC II Sponsor Entities in the future.

The Insurance SPAC III Sponsor Entities issued membership units to employees of the Company.  Insurance SPAC III was liquidated in 2022 and therefore these units became worthless.  No equity compensation expense was recognized on these units in 2021 or 2022, and no compensation expense will be recognized in the future.

The remaining equity-based compensation expense recognized during 2022 and 2021 relates to restricted grants of the Company's Common Stock and Operating LLC units.  This amount increased by $1,740 to $4,390 for the year ended December 31, 2022, as compared to $2,650 for the year ended December 31, 2021.  This increase was due to increased share grants during 2022 as compared to 2021.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $1,711, or 51%, to $5,076 for the year ended December 31, 2022, as compared to $3,365 for the year ended December 31, 2021. This increase was comprised of an increase in business development expense of $752 and an increase in occupancy and equipment of $959.  Business development increased due to increased travel in 2022 due to a general reduction in pandemic restrictions.  The increase in occupancy and equipment expense was mainly due to additional rent for our California office.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $2,033, or 20%, to $8,274 for the year ended December 31, 2022, as compared to $10,307 for the year ended December 31, 2021. This was comprised of a decrease in clearing and execution costs of $2,342, partially offset by an increase in subscriptions and dues of $309.  The increase in subscriptions and dues was due to normal fluctuations in the number of subscriptions.  The decrease in clearing and execution was due to decreased trading volumes.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $469, or 6%, to $8,153 for the year ended December 31, 2022, as compared to $7,684 for the year ended December 31, 2021.  This increase was comprised of an increase in professional fees of $673, partially offset by a decrease in other operating expenses of $204.   The increase in professional fees was mainly attributable to increased consultant usage.  The decrease in other operating expenses was mainly the result in a reduction in other (non-income-based) taxes.

Depreciation and Amortization

Depreciation and amortization increased by $186, or 50%, to $557 for the year ended December 31, 2022, as compared to $371 for the year ended December 31, 2021.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $2,251, or 31%, to $4,982 for the year ended December 31, 2022, as compared to $7,233 for the year ended December 31, 2021.

INTEREST EXPENSE
(Dollars in Thousands)

	For the Year Ended December 31,
	2022	2021	Change
Junior subordinated notes	$3,442	$2,601	$841
2020 Senior Notes	458	540	(82)
2013 Convertible Notes / 2019 Senior Notes	-	211	(211)
2017 Convertible Note	327	1,534	(1,207)
Byline Bank	247	435	(188)
Redeemable Financial Instrument - DGC Trust / CBF	-	197	(197)
Redeemable Financial Instrument - JKD Capital Partners I LTD	508	1,715	(1,207)
	$4,982	$7,233	$(2,251)

See notes 19 and 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income / (loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $56,941 to ($20,931) for the year ended December 31, 2022, as compared to $36,010 for the year ended December 31, 2021.  See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2022	2021	Change
HLGN	$(10,625)	$28,511	$(39,136)
WEJO	(2,214)	2,404	(4,618)
DRTS	374	(2)	376
REE	-	2,528	(2,528)
PAYO	-	3,088	(3,088)
PWP	(74)	1,391	(1,465)
ACHR	(217)	747	(964)
FOXO	1,017	(34)	1,051
Other	(3,224)	(1,180)	(2,044)
	$(14,963)	$37,453	$(52,416)

As of December 31, 2022, our equity method investment in the sponsor entity of the predecessor SPAC of HLGN was $0.

As of December 31, 2022, our equity method investment in the sponsor entity of the predecessor SPAC of WEJO was $0.

As of December 31, 2022, our equity method investment in the sponsor entity of the predecessor SPAC of DRTS was $379.

As of December 31, 2022, our equity method investment in the sponsor entity of the predecessor SPAC of REE was $0.

As of December 31, 2022, our equity method investment in the sponsor entity of the predecessor SPAC of PAYO was $0.

As of December 31, 2022, our equity method investment in the sponsor entity of the predecessor SPAC of PWP was $121.

As of December 31, 2022, our equity method investment in the sponsor entity of the predecessor SPAC of ACHR was $0.

As of December 31, 2022, our equity method investment in the sponsor entity of the predecessor SPAC of FOXO was $0.

The remaining other investments in SPAC Sponsor Entities represent direct and indirect investments in sponsor entities that have not yet completed a business combination.  See note 12 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-K.

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

The tax benefit recognized in 2021 was comprised of a deferred tax benefit of $4,116, partially offset by current tax expense of $575.  The current tax expense incurred was the result of foreign, state, and local income tax.  The deferred tax benefit was a U.S. federal, state, and local tax benefit, which was the result of the reduction in the valuation allowance applied against the Company's NOL and NCL tax assets.

Each reporting period, management determines the expected amount of taxable income it will generate in each jurisdiction where the Company has NOLs.  Management then schedules this income against each carryforward asset and determines what portion of the asset it believes is more likely than not to be realized.  This determination is subjective and subject to many assumptions and factors including:  profitability of our business in the future, the timing of that future income as compared to carryforward asset expiration, the character of future income (ordinary or capital), and the jurisdiction in which the income will be generated.  To the extent management's determination changes, an adjustment will be made to the valuation allowance resulting in deferred tax expense or benefit.  We recorded deferred tax benefit in 2021 because expectations of future income increased and the Company reduced the valuation allowance it had applied against carryforward assets.  The Company recorded deferred tax expense in 2022 because expectations of future income decreased and the Company increased the valuation allowance it had applied against carryforward assets.  Because of magnitude of the Company's carryforward assets as well as the volatility of the Company's operating results, significant adjustments to the valuation allowance are likely going forward.  These future adjustments may likewise result in material amounts of deferred tax benefit or expense going forward.

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

	Year Ended December 31,
	2022	2021	Change
Insurance SPAC Sponsor Entities	$-	$3,560	$(3,560)
Insurance SPAC II Sponsor Entities	-	17,644	(17,644)
Insurance SPAC III Sponsor Entities	(4,808)	(615)	(4,193)
Other SPAC related	(18,395)	14,985	(33,380)
	$(23,203)	$35,574	$(58,777)

Insurance SPAC Sponsor Entities, Insurance SPAC II Sponsor Entities, and Insurance SPAC III Sponsor Entities were the sponsor entities formed by us for our sponsored SPACs.  Other SPAC related is comprised of our investments in certain SPAC PIPE entities that invest in PIPE's (Private Investment in Public Equity) of post business combination SPACs as well as an entity that we consolidated but do not wholly own that invests in other SPAC sponsor entities.

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the years ended December 31, 2022 and 2021 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST
For the Year Ended December 31, 2022

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$(20,287)	$(33,589)	$(53,876)	$-	$(53,876)
Income tax expense / (benefit)	(381)	182	(199)	4,993	4,794
Net income / (loss) after tax	(19,906)	(33,771)	(53,677)	(4,993)	(58,670)
Other consolidated subsidiary non-controlling interest	-	(23,203)	(23,203)
Net income / (loss) attributable to the Operating LLC	(19,906)	(10,568)	(30,474)
Average effective Operating LLC non-controlling interest % (1)			72.45%
Operating LLC non-controlling interest			$(22,078)

Summary
Other consolidated subsidiary non-controlling interest			$(23,203)
Operating LLC non-controlling interest			(22,078)
			$(45,281)

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST
For the Year Ended December 31, 2021

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$1,529	$68,968	$70,497	$-	$70,497
Income tax expense / (benefit)	(2,829)		(2,829)	(712)	(3,541)
Net income / (loss) after tax	4,358	68,968	73,326	712	74,038
Other consolidated subsidiary non-controlling interest	-	35,574	35,574
Net income / (loss) attributable to the Operating LLC	4,358	33,394	37,752
Average effective Operating LLC non-controlling interest % (1)			70.61%
Operating LLC non-controlling interest			$26,656

Summary
Other consolidated subsidiary non-controlling interest			$35,574
Operating LLC non-controlling interest			26,656
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

On July 29, 2021, our board of directors reinstated our quarterly dividend declaring a cash dividend of $0.25 per share.  We have paid a quarterly cash dividend of $0.25 regularly since that date.  In addition to our routine quarterly distribution, on March 8, 2022, our board of directors declared a special cash dividend of $0.75 per share.  On March 5, 2024, our board of directors declared a quarterly dividend of $0.25 per share payable on April 5, 2024 to shareholders of record on March 22, 2024.

Repurchases of Common Stock

During the twelve months ended December 31, 2021, the Company repurchased 49,544 shares of Common Stock in the open market for a total purchase price of $857.  The Company did not repurchase any shares of Common Stock in 2022 or 2023.

Issuances of Common Stock

On June 7, 2021, the Company entered into a letter agreement (the “Equity Distribution Letter Agreement”) with Northland Securities, Inc. (trade name Northland Capital Markets), as sales agent (the “Sales Agent”), relating to the issuance and sale from time to time by the Company (the “ATM Program”), through the Sales Agent, of shares of the Company's Common Stock, having an aggregate offering price of up to $75,000 (collectively the “Shares”). Sales of the Shares, if any, under the Equity Distribution Letter Agreement would be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act as agreed with the Sales Agent. In accordance with the applicable rules of the SEC, the Sales Agent agreed to use its best efforts to, commencing on June 5, 2021, sell on the Company’s behalf up to $7,966 of the Shares in the open market pursuant to the terms and conditions of the Equity Distribution Letter Agreement, and the Company agreed not to take any action that would cause the sales of the Shares under the Equity Distribution Letter Agreement not to comply with Rule 10b5-1 or Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Equity Distribution Letter Agreement was entered into in connection with the ATM Program and was designed to comply with Rule 10b5-1 under the Exchange Act. During 2021, we issued 300,859 shares of Common Stock for a total price of $9,076 under the ATM Program.

On October 5, 2023, we entered into an equity distribution agreement (the “2023 Equity Agreement”) with the Sales Agent, relating to the ATM Program, pursuant to which we are permitted to sell an aggregate of up to $4,712 in Shares, which represented one-third of the value of the Common Stock held by non-affiliates. As of December 31, 2023, no Shares had been sold under the 2023 Equity Agreement.

During the years ended December 31, 2023, 2022, and 2021, we had the following other significant financing transactions.  This excludes non-cash transactions.  See notes 19 and 20 in our consolidated financial statements included in this Annual Report on Form 10-K.

During 2023:
	o	We drew and repaid $15,000 on a revolving line of credit.
	o	We paid dividends of $1,750 and distributions to the convertible non-controlling interest of $4,344.
	o	We paid distributions of $10,041 to the non-convertible non-controlling interest.
During 2022:
	o	We issued a new 2020 Senior Note for $2,250 and used the proceeds to pay off an existing 2020 Senior Note
	o	We paid dividends of $2,258 and distributions to the convertible non-controlling interest of $6,485
	o	We paid distributions of $2,236 to non-convertible non-controlling interest.
During 2021:
	o	We drew and repaid $17,500 on a revolving line of credit.
	o	We repaid $2,400 of the 2019 Senior Note
	o	We repaid $4,000 of redeemable financial instruments.
	o	We paid dividends of $671 and distributions to the convertible non-controlling interest of $1,970
	o	We raised $17,095 from investments by non-convertible non-controlling interest.
	o	We paid distributions of $2,735 to the non-convertible non-controlling interest.

Cash Flows

We have seven primary uses for capital:

(1)	To fund the operations of our Capital Markets business segment. Our Capital Markets business segment utilizes capital (i) to fund securities inventory to facilitate client trading activities; (ii) for risk trading for our own account; (iii) to fund our collateralized securities lending activities; (iv) for temporary capital needs associated with underwriting activities; (v) to fund business expansion into existing or new product lines including additional capital dedicated to our mortgage group as well as our matched book repo business; and (vi) to fund any operating losses incurred.
(2)	To fund the expansion of our Asset Management business segment. We generally grow our AUM by sponsoring new Investment Vehicles. The creation of a new Investment Vehicle often requires us to invest a certain amount of our own capital to attract outside capital to manage. Also, the new Investment Vehicles often require warehouse and other third-party financing to fund the acquisition of investments. Finally, we generally will hire employees to manage new Investment Vehicles and will operate at a loss for a startup period.
(3)	To fund investments. We make principal investments (including sponsor and other investments in SPACs) to generate returns. We may need to raise additional debt or equity financing in order to ensure we have the capital necessary to take advantage of attractive investment opportunities.
(4)	To fund mergers or acquisitions. We may opportunistically use capital to acquire other asset managers, individual asset management contracts, or financial services firms. To the extent our liquidity sources are insufficient to fund our future merger or acquisition activities, we may need to raise additional funding through an equity or debt offering. No assurances can be given that additional financing will be available in the future, or that, if available, such financing will be on favorable terms.
(5)	To fund potential dividends and distributions. We sometimes pay dividends. Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon payment of dividends to our stockholders.
(6)	To fund potential repurchases of Common Stock. We have opportunistically repurchased Common Stock in private transactions. See note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.
(7)	To pay off debt as it matures. We have indebtedness that must be repaid as it matures. See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of December 31, 2023 and December 31, 2022, we maintained cash and cash equivalents of $10,650 and $29,101, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities	$(39,660)	$(23,488)	$18,321
Cash flow from investing activities	38,123	13,798	(22,534)
Cash flow from financing activities	(17,105)	(11,504)	13,161
Effect of exchange rate on cash	191	(272)	(377)
Net cash flow	(18,451)	(21,466)	8,571
Cash and cash equivalents, beginning	29,101	50,567	41,996
Cash and cash equivalents, ending	$10,650	$29,101	$50,567

See the statements of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

2023 Cash Flows

As of December 31, 2023, our cash and cash equivalents were $10,650, representing a decrease of $18,451 from December 31, 2022. The decrease was attributable to cash used in operating activities of $39,660, cash provided by investing activities of $38,123, cash used in financing activities of $17,105, and the increase in cash resulting from a change in exchange rates of $191.

The cash used in operating activities of $39,660 was comprised of (a) net cash outflows of $77,599 related to working capital fluctuations; (b) net cash inflows of $65,282 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, receivables under resale agreements, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) net cash outflows from other earnings items of $27,343 (which represents net income or loss adjusted for the following non-cash operating items: deferred taxes, other income / (expense), non-cash advisory revenue, realized and unrealized gains and losses on other investments, at fair value, other investments sold, not yet purchased, income / (loss) from equity method affiliates, equity-based compensation, depreciation, and amortization).

The cash provided investing activities of $38,123 was comprised of (a) $75,906 in proceeds from sales of other investments, at fair value; (b) $53,928 in proceeds from sales of other investments sold, not yet purchased, at fair value; and (c) $2,091 in proceeds from distributions from equity method affiliates; partially offset by (d) $86,021 in cash used to purchase other investments, at fair value; (e) $5,512 in cash used to purchase other investments sold, not yet purchased, at fair value; (f) $1,896 of cash used to invest in equity method affiliates; and (g) $373 in purchases of furniture, equipment, and leasehold improvements.

The cash used in financing activities of $17,105 was comprised of (a) $15,000 of cash used to repay debt; (b) $175 of cash used to settle equity awards; (c) $1,750 of cash used to pay dividends on Common Stock; (d) $4,344 in cash used for distributions to the convertible non-controlling interest; and (e) $10,041 in cash used for distributions to the non-convertible non-controlling interests; partially offset by (f) $15,000 in proceeds from the issuance of debt ;(g) $39 in cash proceeds from investments in the non-convertible non-controlling interests; and (h) $834 of cash used for the redemption of convertible non-controlling interest units.

2022 Cash Flows

As of December 31, 2022, our cash and cash equivalents were $29,101, representing a decrease of $21,466 from December 31, 2021. The decrease was attributable to cash used in operating activities of $23,488, cash provided by investing activities of $13,798, cash used in financing activities of $11,504, and the decrease in cash resulting from a change in exchange rates of $272.

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

2021 Cash Flows

As of December 31, 2021, our cash and cash equivalents were $50,567, representing an increase of $8,571 from December 31, 2020. The increase was attributable to cash provided by operating activities of $18,321, cash used in investing activities of $22,534, cash provided by financing activities of $13,161, and the decrease in cash resulting from a change in exchange rates of $377.

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

The cash provided by financing activities of $13,161 was comprised of (a) $17,500 in proceeds from draws on a revolving credit facility; (b) $9,076 in proceeds from sale of Common Stock; (c) $17,095 in proceeds from non-controlling interest investments; partially offset by (d) $17,500 in repayments on a revolving credit facility; (e) $2,400 of repayment of debt; (f) $378 in cash used to net settle equity awards; (g) $857 of cash used to repurchase and retire Common Stock; (h) $2,734 in non-controlling interest distributions; (i) $1,970 in Operating LLC non-controlling interest distributions; (j) $4,000 in repayment of redeemable financial instrument; and (k) $671 in cash used for dividend payments on Common Stock.

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the U.S. and CCFESA in France. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. CCFESA is subject to the regulations of the ACPR.  The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at December 31, 2023 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)

U.S.	$250
France	685
Total	$935

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at December 31, 2023 total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers was $51,639.  See note 25 to our consolidated financial statements included in this Annual Report on Form 10-K.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification requirements and restrictions.

Restrictions of Distributions of Capital from JVB

As of December 31, 2023, our total equity on a consolidated basis was $91,797.  However, the total equity of JVB was $91,451.  Therefore, only $346 of equity exists outside of JVB.  During certain periods of time, we have generated losses or negative cash flow outside of JVB.  We are dependent on taking distributions of income (and potentially returns of capital) from JVB to satisfy the cash needs outside of JVB, such as to cover losses incurred outside of JVB, to satisfy other obligations that come due outside of JVB, and to make investments outside of JVB.  However, we are subject to significant limitations on our ability to make distributions from JVB.  These limitations include limitations imposed by FINRA under rule 15c3-1 (described immediately above) and limitations under our line of credit with Byline Bank (see note 20 to our consolidated financial statements included in this Annual Report on Form 10-K).  Furthermore, counterparties to JVB have their own internal counterparty credit requirements.  The specific requirements are not generally shared with us.  However, if we take too much in capital distributions from JVB (beyond its net income), we may not be able to trade with certain counterparties, which may cause JVB’s operations to deteriorate.

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

	For the Twelve Months Ended December 31, 2023	For the Twelve Months Ended December 31, 2022
Receivables under resale agreements
Period end	$408,408	$437,692
Monthly average	$430,672	$1,628,141
Maximum month end	$564,527	$3,006,658
Securities sold under agreements to repurchase
Period end	$408,203	$452,797
Monthly average	$438,576	$1,649,310
Maximum month end	$563,542	$3,002,514

Fluctuations in the balance of our repurchase agreements from period-to-period and intra-period are dependent on business activity in those periods. The fluctuations in the balances of our receivables under resale agreements over the periods presented were impacted by our clients’ desires to execute collateralized financing arrangements through the repurchase market or other financing products.

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

DETAIL OF DEBT
(Dollars in Thousands)

Description	December 31, 2023	December 31, 2022	Interest Rate Terms	Interest (2)	Maturity
Non-convertible debt:
10.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	10.00%	January 2026

Junior subordinated notes (1):
Alesco Capital Trust I	28,125	28,125	Variable	9.65%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	9.74%	March 2035
Less unamortized discount	(22,909)	(23,601)
	25,216	24,524
Byline Bank	-	-	Variable	N/A	June 2024
Total	$29,716	$29,024

(1)

The junior subordinated notes represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are variable interest entities (“VIEs”) and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of December 31, 2023 on a combined basis was 21.66% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

As of December 31, 2023, we have the following sources of financing, which we account for as redeemable financial instruments.  See note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in thousands)

	December 31, 2023	December 31, 2022
JKD Investor	$7,868	$7,868
	$7,868	$7,868

Off-Balance Sheet Arrangements

Other than as described in note 10 (derivative financial instruments) and note 18 (variable interest entities) to our consolidated financial statements included in this Annual Report on Form 10-K, there were no material off balance sheet arrangements as of December 31, 2023.

Contractual Obligations

The table below summarizes our significant contractual obligations as of December 31, 2023 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements.  In addition, amortization of discount on debt is excluded.

CONTRACTUAL OBLIGATIONS
December 31, 2023
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$18,314	$2,562	$4,990	$4,723	$6,039
Maturity of 2020 Senior Notes	4,500	-	4,500	-	-
Interest on 2020 Senior Notes	1,120	534	586	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (1)	58,757	4,176	9,326	9,326	35,929
Redeemable Financial Instrument - JKD Investor (2)	7,868	7,868	-	-	-
Other Operating Obligations (3)	1,870	1,225	645	-	-
	$140,554	$16,365	$20,047	$14,049	$90,093

(1)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 9.65% (based on a 90-day SOFR rate in effect as of December 31, 2023 plus 4.26%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 9.74% (based on a 90-day SOFR rate in effect as of December 31, 2023 plus 4.41%) was used to compute the contractual interest payment in each period noted.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results in our consolidated financial statements. Our industry is subject to a number of highly complex accounting rules and requirements, many of which place heavy burdens on management to make judgments relating to our business. We encourage readers of this Form 10-K to read all of our critical accounting policies, which are included in note 3 to our consolidated financial statements included herein for a full understanding of these issues and how the financial statements are impacted by these judgments. Certain of these policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Level 2

Financial assets and liabilities with values that are based on one or more of the following: (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in non-active markets; (c) pricing models with inputs that are derived, other than quoted prices, and are observable for substantially the full term of the asset or liability; or (d) pricing models with inputs that are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

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

If the derivative is expected to be managed by employees of our Capital Markets business segment or is a hedge for an investment classified as investments-trading, the derivative will be carried as a component of investments-trading if it is an asset or securities sold, not yet purchased if it is a liability. If the derivative is a hedge for an investment carried as a component of other investments, at fair value, the derivative will be recorded in other investments, at fair value if it is an asset or other investments sold, not yet purchased if it is a liability.

We may, from time to time, enter into derivatives as investments or to manage our risk exposures arising from (i) fluctuations in foreign currency rates with respect to our investments in foreign currency denominated investments; (ii) our investments in interest sensitive investments; (iii) our investments in various equity instruments; and (iv) our facilitation of mortgage-backed trading. Derivatives entered into by us, from time to time, may include (i) foreign currency forward contracts; (ii) purchase and sale agreements of TBAs and other forward agency MBS contracts; (iii) other extended settlement trades; (iv) equity options such as calls and puts; and (v) SFAs.

In addition to the derivatives noted above, we may from time to time enter into other securities or loan trades that do not settle within the normal securities settlement period. In those cases, the purchase or sale of the security or loan is not recorded until the settlement date.  However, from the trade date until the settlement date, our interest in the security is accounted for as a derivative as either a forward purchase commitment or a forward sale commitment.

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

New issue and advisory

New issue and advisory revenue includes: (i) new issue revenue associated with origination fees for newly created financial instruments originated by us; (ii) revenue from advisory services; and (iii) new issue revenue associated with arranging the issuance of and placing newly created financial instruments.  New issue and advisory revenue is recognized when the Company’s performance obligations have been satisfied and collectability is reasonably assured.

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

Stock Compensation

We account for stock compensation according to FASB ASC 718, Stock Compensation (“ASC 718”).  In the periods presented herein, we had three different types of grants that fall under ASC 718.

First, we sometimes grant restricted common stock in Cohen & Company Inc. to employees and directors. These grants vest over a period of time and only have service based vesting criteria.  In these cases, we determine the fair value of the grants by taking the closing stock price of Cohen & Company Inc. on the grant date and multiplying it by the number of restricted shares granted.    We recognize the expense over the service period on a straight-line basis.  We assume no forfeitures up front and record forfeitures as they occur by reducing expense.  The recipient is entitled to dividends that are declared and paid during the vesting period but they are paid only if (and to the extent) the restricted share grant ultimately vests.

Second, we sometimes grant operating units of the Operating LLC to employees. These grants also vest over a period of time and only have service based vesting criteria.  Because there is a fixed exchange ratio between units of the Operating LLC and shares of Cohen & Company Inc., the fair value of the grant is calculated by taking the closing stock price of Cohen & Company Inc. on the grant date, adjusting for the exchange ratio, and then multiplying by the number of units of the Operating LLC granted.    We recognize the expense over the service period on a straight-line basis.  We assume no forfeitures up front and record forfeitures as they occur by reducing expense.  The recipient is entitled to distributions that are declared and paid during the vesting period but they are paid only if (and to the extent) the unit grant ultimately vests.

Third, employees sometimes invest in the membership interests of consolidated SPAC sponsor entities (the Insurance SPAC Sponsor Entities, the Insurance SPAC II Sponsor Entities, and the Insurance SPAC III Sponsor Entities).  Because these entities are consolidated and the employees are investing in the consolidated company's non-controlling interest, these equity interests fall under ASC 718.  Generally, the employee invests a de minimis amount and receives an allocation of the founder shares held by the sponsor entity.  The investment does not have any explicit vesting criteria associated with it.  Generally, the employee's investment will be worthless if the SPAC is liquidated and it will become worth something if the SPAC completes its business combination.  Therefore, we treat these grants as having a performance condition (i.e. the completion of the SPAC business combination).  Further, at the time of the investments, we treat this performance condition as being non-probable.  The effect of this is that we record no expense related to these investments until (and only if) the business combination is completed.  Upon completion of the business combination, we record compensation expense in an amount equal to the fair value of the grant.  The fair value of the grant is equal to the public trading price of the SPAC on the date of the grant adjusted for certain sale restrictions imposed on the shares the employee receives (generally, they are restricted for sale for some time period and subject to certain hurdle prices before they become freely tradeable).  We use a Monte Carlo simulation model to determine the appropriate discount to place on shares that are subject to hurdle prices.  The compensation amount is recorded with an offsetting credit to non-controlling interest.  From that point forward, the shares received by the employee are treated as part of the non-controlling interest and allocated income, expense, gains, and losses accordingly until the applicable sponsor entity is liquidated or otherwise de-consolidated.

Investments in Special Purpose Acquisition Companies ("SPACs") Sponsor Entities

We invest in the sponsor entities of SPACs.  The sponsor entities are limited liability companies (each an "LLC") that pool their members' interests and invest in the private placement and founder shares (together, sponsor shares) of a SPAC.  The SPAC will also raise funds in a public offering and seek to complete a business combination within an agreed upon time frame.  The SPAC will use the proceeds raised from the sponsor shares to pay transaction and operating expenses during the period it is seeking a business combination.  The proceeds of the public offering are placed in an interest bearing trust and can only be used to complete the business combination and pay taxes on the interest earned.  Generally, the public investors must approve any business combination prior to its effectiveness.  If a business combination is not completed within the agreed upon time frame, the SPAC will liquidate and return the public investors' investment to them.  If there are funds remaining after liquidation, the sponsor entities may receive some portion of their investment back, but it is likely they will suffer a total loss of their investment.  If the business combination is completed, the sponsor entities' private placement in the SPAC will entitle them to a combination of unrestricted common, restricted common, and (in some cases) warrants of the post-business combination SPAC (which is a publicly traded company).  The following summarizes our accounting policies related to our investments in these entities:

•	The sponsor entities are LLCs that give all important decision making rights to their respective managing member. Furthermore, the other members of the LLC cannot replace the managing member. Accordingly, we concluded that the sponsor entities are VIEs and the managing member has the power to direct its most important economic activities. In all cases where we are the managing member of a sponsor entity, we also have had a significant economic interest in such sponsor entity and therefore consolidate such sponsor entity.
•	In all cases where we consolidated a sponsor entity, we determined that the sponsor entity's private placement investment in the SPAC that it sponsors should be treated as an equity method investment during the SPAC's pre-business combination period. Furthermore, due to the difficulty of determining the fair value of such an investment in the SPAC's pre-business combination period, we have chosen to not elect the fair value option.
•	If a SPAC completes its business combination, the sponsor entity's investment in the SPAC will be converted to a combination of unrestricted and restricted shares in the post-business combination SPAC. At this point (assuming we consolidate the sponsor entity), we will account for the shares received at fair value. We will reclassify any remaining equity method investment balance to other investments, at fair value and record principal transactions income for the difference. We will record non-controlling interest expense for the SPAC shares that are distributable to the non-controlling interest holders of the sponsor entity. The fair value of the unrestricted shares received is equal to the public trading price of the SPAC on the date of the business combination. The fair value of the restricted shares received is adjusted downwards from the public trading price for certain sale restrictions imposed (generally, they are restricted for sale for some time period and subject to certain hurdle prices before they become freely tradeable). We use a Monte Carlo simulation model to determine the appropriate discount to place on shares that are subject to hurdle prices. In the case of a SPAC business combination where we consolidate the sponsor entity, generally there is also an equity-based compensation entry to be recorded at the date of the business combination. See equity-based compensation section above. We will continue to mark the sponsor entity's investment in the SPAC to market and record principal transactions income or loss and offsetting non-controlling interest income or expense until the sponsor entity itself distributes all of the SPAC shares it owns to its members and liquidates. At that point, we will hold the SPAC shares directly (rather than through a consolidated subsidiary) and will record principal transaction income and loss until the SPAC shares themselves are liquidated.
•	We will also invest in sponsor entities that we do not consolidate because we are not the managing member of such sponsor entity or otherwise do not have the power to direct the sponsor entity's most important activities. In these cases, we treat our investment in the sponsor entity as an equity method investment. Furthermore, due to the difficulty of determining the fair value of such an investment in the applicable SPAC's pre-business combination period, we have chosen to not elect the fair value option.
•	If a SPAC completes a business combination and we have an equity method investment in the associated sponsor entity, the sponsor entity will record income equal to the difference between the fair value of the restricted and unrestricted shares it will receive and the carrying value of its equity method investment in the SPAC. We will recognize our share of this gain as income from equity method affiliates. The sponsor entity will continue to mark its investment in the SPAC to market after the business combination and we will recognize our share of the change in fair value as income or loss from equity method affiliates. Once the sponsor entity distributes our allocable share of the SPAC shares it owns, we will reclassify our investment from investment in equity method affiliate to other investments, at fair value as we will then hold the SPAC shares directly (rather than through an equity method investee). We will then record principal transactions income and loss until the SPAC shares themselves are liquidated.
•	If a SPAC liquidates and we have an investment in it (either directly in the case of consolidated sponsor entities or indirectly in the case of equity method sponsor entities), we will write-off our remaining equity method balance and record a loss on the equity method investment. In the case of consolidated sponsor entities, we will also record an offsetting entry to non-controlling interest.

Share Forward Arrangements

We have also engaged in several transactions known as “share forward arrangements” (“SFAs”). In a typical SFA transaction, we acquire an interest in a publicly traded company (referred to as the “SFA Counterparty”) through open market purchases, direct acquisitions from the SFA Counterparty, or a combination thereof. These interests can take the form of unrestricted common shares, restricted common shares, equity derivatives, or fair value receivables. Upon acquiring these interests, we enter into an SFA derivative arrangement with the SFA Counterparty. In cases where we acquire our interests in the SFA Counterparty through open market purchases, the SFA generally requires an up-front payment to us from the SFA Counterparty. The amount of this up-front payment equals the cost we paid for our interests in the SFA Counterparty, less a shortfall amount in certain cases. To fund the shortfall portion of the initial investment, we will utilize available cash on hand or available financing. The SFA stipulates that we must make a payment to the SFA Counterparty on a certain maturity date. Depending on the terms of the SFA, this payment may be made in cash, by returning the interests we acquire in the SFA Counterparty, or through a combination of both. In some cases, the SFA requires the payment to be made exclusively in cash. Importantly, the SFA does not obligate us to hold the interests which we acquired in the SFA Counterparty. Following the execution of the SFA, we are free to sell the interests we acquired in the SFA Counterparty (assuming the interests themselves are not restricted from transfer). Additionally, SFAs generally include a feature whereby if we hold the interests we acquired in the SFA Counterparty until maturity or another agreed-upon date, we become eligible to receive an additional payment from the SFA Counterparty, either in cash or in additional interests in the SFA Counterparty. Such a payment is known as the “Maturity Consideration.” Furthermore, SFAs usually include a provision allowing us to terminate the SFA, either in whole or in part, before its maturity by making an agreed-upon payment based on an amount defined in the SFA (the “Reset Price”). The Reset Price may either remain fixed throughout the term of the SFA, or fluctuate based on certain calculations within the SFA. SFAs also impose various obligations on the SFA Counterparty, which may include registering a predetermined number of the interests in the SFA Counterparty (subject to the SFA) with the SEC, maintaining the listing of the SFA Counterparty securities on a national exchange, and/or that the closing price of the SFA Counterparty’s shares on the public exchange does not fall below a predetermined price for a specific period of time. If any of these SFA Counterparty obligations are breached or not satisfied, we may have the right to terminate the SFA and accelerate the payment of the Maturity Consideration upon termination. The SFAs provide the right of set off in the case of Maturity Consideration, thereby allowing us to keep the interests we hold in the SFA Counterparty and offset the Maturity Consideration we are owed following termination of the applicable SFA.

We account for SFA transactions as follows:

●

The interests in public companies that it owns are carried at fair value. Refer to note 9 for further details on determining the fair value of unrestricted common shares, restricted common shares, equity derivatives, or fair value receivables.

●

The derivative obligation arising from the SFA is also carried at fair value. Fair value represents the amount we would need to pay to settle the SFA obligation at any reporting period date. If the SFA provides us with multiple methods of settling the obligation, we will choose the most advantageous one to value the derivative obligation. In performing this calculation, only settlement methods contractually available to us at the reporting date will be considered (i.e., ones available at some future date will not be considered). For instance, if we may  terminate the SFA early by either returning common shares or making a cash payment based on the Reset Price, the liability will be valued at the lower of: (i) the fair value of the common shares and (ii) the cash amount based on the Reset Price.

●

We do not recognize any Maturity Consideration as revenue until it is earned under the contract, either by meeting the hold period requirement or due to a breach of obligation by the SFA Counterparty that enables us to terminate the SFA early.

●

In cases where we earn Maturity Consideration and the amount we are owed exceeds the fair value of the interest we own that is available to offset, we will consider the probability of payment of the remaining Maturity Consideration based on the credit quality of the SFA Counterparty and general market conditions.  If we determine that the collection of the remaining Maturity Consideration owed is not probable, we will not record the unpaid portion.

Recent Accounting Pronouncements

The following is a list of recent accounting pronouncements that, we believe, will have a continuing impact on our financial statements going forward. For a more complete list of recent pronouncements, see note 3 to our consolidated financial statements included in this Annual Report on Form 10-K.

In August 2020, the FASB issued ASU 2020-06,  Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40):  Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.  This ASU simplifies accounting for convertible instruments by removing major separation models currently required.  The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception.  The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. This ASU  is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.  We have determined that the adoption of this standard will not have a material impact on our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03,  Fair Value Measurement (Topic 820):  Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This ASU is effective for fiscal years beginning after December 15, 2023.  Early adoption is permitted. We have determined that the adoption of this standard will not have a material impact on our consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02,  Investments— Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU responds to stakeholder feedback that the proportional amortization method provides investors and other allocators of capital with a better understanding of the returns from investments that are made primarily for the purpose of receiving income tax credits and other income tax benefits. This ASU is effective for fiscal years beginning after December 15, 2023.  Early adoption is permitted.  We have determined that the adoption of this standard will not have a material impact on our consolidated financial statements.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements—Codification Amendments in Response to the Securities and Exchange Commission (“SEC”) Disclosure Update and Simplification Initiative. These amendments clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB accounting standard codification with the  SEC’s regulations.  The ASU will be effective on the date the related disclosure are removed from Regulation S-X or Regulation S-K by the SEC  and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027.  Early adoption in not permitted. We are currently evaluating the new guidance to determine the impact on the consolidated financial statements, which is not expected to be material.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.  The amendments in this ASU are designed to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740 ). The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 and should be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

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

Floating rate securities are not in themselves particularly sensitive to interest rate risk. As they generally accrue interest income at a variable rate, the movement in interest rates typically does not impact their fair value. Fluctuations in their current income due to variations in interest rates are generally not material to us. Floating rate securities are subject to other market risks such as: default risk of the underlying issuer, changes in the issuer’s credit spreads, prepayment rates, investor demand, and supply of securities within a particular asset class or industry class of the ultimate obligor. The sensitivity to any individual market risk can be difficult to quantify.

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of December 31, 2023, we would have incurred a loss of $1,368 if the yield curve rose 100 bps across all maturities and a gain of $1,364 if the yield curve fell 100 bps across all maturities. As of December 31, 2022, we would have incurred a loss of $1,610 if the yield curve rose 100 bps across all maturities and a gain of $1,605 if the yield curve fell 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities.  These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We also hold a significant amount of equity in public companies that recently completed a merger with a SPAC we sponsored or invested in.  A significant portion of the equity we hold in these types of entities are subject to sale restrictions.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions or in some cases entering into derivatives trades to hedge this exposure.  We also have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies.  The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates.  Based on this analysis, as of December 31, 2023, our equity price sensitivity was $1,383 and our foreign exchange currency sensitivity was $0.  As of December 31, 2022, our equity price sensitivity was $1,695 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of December 31, 2023, a 100-bps change in the three-month SOFR would have resulted in a change in our annual cash to be paid for interest in the amount of $481. A 100-bps adverse change in the market yield to maturity would have resulted in an increase in the fair value of the debt in the amount of $2,261 as of December 31, 2023.

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

In the case of TBA and other forward agency MBS activities, we sometimes require counterparties to post margin with us in case the market value of the underlying TBA trade declines. If the counterparty fails to post margin, we will close out the underlying trade. In the case of TBA and other forward agency MBS activities, we will sometimes obtain initial margin or a cash deposit from the counterparty that serves a purpose similar to the haircut as an additional buffer against losses. However, some of our TBA and other forward agency MBS activities are done without initial margin or cash deposits.

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

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2023. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at December 31, 2023.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as described in the revised (2013) version in Internal Control-Integrated Framework. Based on this assessment, management believed that, as of December 31, 2023, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s auditors pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Trading Plans

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The information required by Item 10 is included in the sections entitled “Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board of Directors Information” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by Item 11 is included in the sections entitled “Executive Compensation” and “Compensation of Directors” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 with respect to the “Share Ownership of Certain Beneficial Owners and Management” is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

The following table provides information regarding the 2020 Long-Term Incentive Plan as of December 31, 2023.

	(a)	(b)	(c)
	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	579,391
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	579,391

(1)	See note 22 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the 2020 Long-Term Incentive Plan.

The remainder of the information required by Item 12 is included in the Section entitled “Share Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 is included in the sections entitled “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.3	Supplemental Indenture No. 1 to Junior Subordinated Indenture, dated January 26, 2024, by and between Cohen & Company Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2024).

4.4	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

4.5

Registration Rights Agreement, dated as of May 9, 2013, by and among the Company, Cohen Bros. Financial, LLC and Mead Park Capital Partners LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013).

4.6	Form of Indenture (incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-3 filed with the SEC on February 14, 2014).

4.7

Section 382 Rights Agreement, dated as of January 2, 2024, between Cohen & Company Inc. and Computershare Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).

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

10.21

Form of Restricted Stock Award under Institutional Financial Markets, Inc.  2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011). +

10.22

Second Amended and Restated Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan Non-Qualified Stock Option Award, dated as of November 30, 2013, by and between Institutional Financial Markets, Inc. and Lester R. Brafman (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2014).

10.23

Second Amended and Restated Institutional Financial Markets, Inc. 2010 Long-Term Incentive Plan Non-Qualified Stock Option Award, dated as of November 30, 2013, by and between Institutional Financial Markets, Inc. and Lester R. Brafman (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2014).

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

10.28	Amendment No. 2 to Investment Agreement, date February 13, 2023, by and between Cohen and Company, LLC and JKD Capital Partners I LTD. (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023

10.29

Convertible Senior Secured Promissory Note, dated March 10, 2017, issued by IFMI, LLC to DGC Family Fintech Trust in the aggregate principal amount of $15,000,000 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2017).

10.30	Amendment No. 1 to Convertible Senior Secured Promissory Note, dated September 25, 2020, by and between Cohen & Company, LLC and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

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

10.32	Amendment No. 1 to Securities Purchase Agreement, dated September 25, 2020, by and among Cohen & Company Inc., Cohen & Company, LLC, Daniel G. Cohen and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

10.33

Note Purchase Agreement, dated as of January 31, 2020, by and among Cohen & Company, LLC, JKD Capital Partners I LTD and RN Capital Solutions LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2020).

10.34

Amended and Restated Senior Promissory Note, dated January 31, 2022, issued by Cohen & Company, LLC to JKD Capital Partners I LTD in the aggregate principal amount of $4,500,000 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2022).

10.35	Amendment No. 1 to Amended and Restated Senior Promissory Note, dated January 5, 2024, by and between Cohen & Company, LLC and JKD Capital Partners I LTD. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2024).

10.36	Cohen & Company Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2020).

10.37	Cohen & Company Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2020).

10.38	Amendment No. 1 to the Cohen & Company Inc. 2020 Long-Term Incentive Plan, dated April 1, 2021, to the original Cohen & Company Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 13, 2021).

10.39	Amendment No. 2 to the Cohen & Company Inc. 2020 Long-Term Incentive Plan, dated March 29, 2022, to the original Cohen & Company Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 2022).

10.40	Form of Restricted Stock Award under Cohen & Company Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2021).

10.41	Second Amended and Restated Revolving Note and Cash Agreement, dated December 21, 2022, by and between J.V.B. Financial Group, LLC and Byline Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2022).

10.42	Third Amended and Restated Loan Agreement, dated June 9, 2023, by and between J.V.B. Financial Group, LLC and Byline Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2023).

10.43	First Amendment to Third Amended and Restated Loan Agreement, dated December 22, 2023, by and between J.V.B. Financial Group, LLC and Byline Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2023).

10.44	Equity Distribution Agreement, dated October 5, 2023, by and between Cohen & Company Inc. and Northland Capital Markets (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

21.1	List of Subsidiaries. *

23.1	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm, regarding the financial statements of Cohen & Company, Inc. *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

97.1	Cohen & Company, Inc. Incentive Compensation Policy. *

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted inline XBRL: (i) the Consolidated Balance Sheets at December 31, 2023 and December 31, 2022, (ii) the Consolidated Statements of Operations and Comprehensive Income / (Loss) for the Year Ended December 31, 2023, 2022 and 2021, (iii) the Consolidated Statement of Changes in Equity for the Year Ended December 31, 2023, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for Year Ended December 31, 2023, 2022 and 2021; and (v) Notes to Consolidated Financial Statements. *

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Constitutes a management contract or compensatory plan or arrangement.
#

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Cohen & Company, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules or exhibits upon request by the SEC.

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

DATE: March 6, 2024

COHEN & COMPANY INC.

By:	/S/ LESTER R. BRAFMAN
Lester R. Brafman Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Daniel G. Cohen	Executive Chairman	March 6, 2024
Daniel G. Cohen

/s/ G. Steven Dawson	Director	March 6, 2024
G. Steven Dawson

/s/ Jack J. DiMaio, Jr.	Vice Chairman	March 6, 2024
Jack J. DiMaio, Jr.

/s/ Jack Haraburda	Director	March 6, 2024
Jack Haraburda

/s/ Diana L. Liberto	Director	March 6, 2024
Diana L. Liberto

/s/ Douglas Listman	Chief Accounting Officer and Assistant Treasurer	March 6, 2024
Douglas Listman	(Principal Accounting Officer)

/s/ Joseph W. Pooler, Jr.	Executive Vice President, Chief Financial Officer and Treasurer	March 6, 2024
Joseph W. Pooler, Jr.	(Principal Financial Officer)

THIS PAGE INTENTIONALLY LEFT BLANK

COHEN & COMPANY INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Cohen & Company Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Cohen & Company, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income / (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Philadelphia, Pennsylvania

March 6, 2024

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$10,650	$29,101
Receivables from brokers, dealers, and clearing agencies	66,801	140,933
Due from related parties	772	787
Other receivables	5,373	9,527
Investments-trading	181,328	211,828
Other investments, at fair value	72,217	28,022
Receivables under resale agreements	408,408	437,692
Investments in equity method affiliates	14,241	8,929
Deferred income taxes	1,580	6,934
Goodwill	109	109
Right-of-use asset - operating leases	7,541	9,647
Other assets	3,741	3,546
Total assets	$772,761	$887,055

Liabilities
Payables to brokers, dealers, and clearing agencies	$111,085	$134,985
Accounts payable and other liabilities	8,115	11,439
Accrued compensation	17,268	12,434
Lease liability - operating leases	8,216	10,447
Trading securities sold, not yet purchased	65,751	133,957
Other investments sold, not yet purchased	24,742	78
Securities sold under agreement to repurchase	408,203	452,797
Redeemable financial instruments	7,868	7,868
Debt	29,716	29,024
Total liabilities	680,964	793,029

Commitments and contingencies (See note 28)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized, 27,413,098 shares issued and outstanding, respectively	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,893,747 and 1,774,342 shares issued and outstanding, respectively, including 367,491 and 341,059 unvested or restricted share awards, respectively	19	17
Additional paid-in capital	74,594	72,801
Accumulated other comprehensive loss	(944)	(955)
Accumulated deficit	(32,014)	(25,151)
Total stockholders' equity	41,682	46,739
Non-controlling interest	50,115	47,287
Total equity	91,797	94,026
Total liabilities and equity	$772,761	$887,055

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in thousands, except share or per share information)

	Year Ended December 31,
	2023	2022	2021
Revenues
Net trading	$30,926	$40,009	$69,385
Asset management	7,337	9,004	10,923
New issue and advisory	28,264	24,721	28,736
Principal transactions and other income	16,454	(29,347)	37,324
Total revenue	82,981	44,387	146,368

Operating expenses
Compensation and benefits	52,092	50,290	85,048
Business development, occupancy, equipment	5,204	5,076	3,365
Subscriptions, clearing, and execution	8,965	8,274	10,307
Professional fee and other operating	9,296	8,153	7,684
Depreciation and amortization	563	557	371
Total operating expenses	76,120	72,350	106,775

Operating income / (loss)	6,861	(27,963)	39,593

Non-operating income / (expense)
Interest expense, net	(6,526)	(4,982)	(7,233)
Income/(loss) from equity method affiliates	15,609	(20,931)	36,010
Other non-operating income	-	-	2,127
Income / (loss) before income tax expense / (benefit)	15,944	(53,876)	70,497
Income tax expense (benefit)	5,545	4,794	(3,541)
Net income / (loss)	10,399	(58,670)	74,038
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	19,590	(23,203)	35,574
Enterprise net income (loss)	(9,191)	(35,467)	38,464
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	(4,078)	(22,078)	26,656
Net income / (loss) attributable to Cohen & Company Inc.	$(5,113)	$(13,389)	$11,808

Income / (loss) per share data (see note 26):
Income / (loss) per common share-basic:
Basic income / (loss) per common share	$(3.38)	$(9.43)	$9.95
Weighted average shares outstanding-basic	1,513,469	1,420,383	1,187,029
Income / (loss) per common share-diluted:
Diluted Income / (loss) per common share	$(3.38)	$(9.43)	$7.83
Weighted average shares outstanding-diluted	1,513,469	1,420,383	5,284,925

Comprehensive income / (loss):
Net income / (loss)	$10,399	$(58,670)	$74,038
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	86	(206)	(244)
Other comprehensive income / (loss), net of tax of $0	86	(206)	(244)
Comprehensive income / (loss)	10,485	(58,876)	73,794
Less: comprehensive income / (loss) attributable to the non-controlling interest	15,573	(45,433)	62,060
Comprehensive income / (loss) attributable to Cohen & Company Inc.	$(5,088)	$(13,443)	$11,734

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statement of Changes in Equity

(Dollars in thousands)

	Cohen & Company Inc.
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2020	$27	$13	$65,031	$(20,341)	$(821)	43,909	$57,528	$101,437
Net income	-	-	-	11,808	-	11,808	62,230	74,038
Other comprehensive (loss)	-	-	-	-	(74)	(74)	(170)	(244)
Common stock issued, net		3	9,073	-	-	9,076	-	9,076
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	(1,929)	-	(10)	(1,939)	1,939	-
Equity-based compensation	-	1	790	-	-	791	14,927	15,718
Shares withheld for employee taxes	-	-	(102)	-	-	(102)	(276)	(378)
Purchase and retirement of common stock	-	-	(857)	-	-	(857)	-	(857)
Dividends/distributions to convertible non-controlling interest	-	-	-	(671)	-	(671)	(2,103)	(2,774)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	17,095	17,095
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(61,678)	(61,678)
Balance at December 31, 2021	$27	$17	$72,006	$(9,204)	$(905)	$61,941	$89,492	$151,433
Net (loss)	-	-	-	(13,389)	-	(13,389)	(45,281)	(58,670)
Other comprehensive (loss)	-	-	-	-	(54)	(54)	(152)	(206)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	(338)	-	4	(334)	334	-
Equity-based compensation	-	-	1,209	-	-	1,209	3,181	4,390
Shares withheld for employee taxes	-	-	(76)	-	-	(76)	(158)	(234)
Dividends/distributions to convertible non-controlling interest	-	-	-	(2,558)	-	(2,558)	(6,485)	(9,043)
Convertible non-controlling interest investment							15,000	15,000
Non-convertible non-controlling interest investment	-	-	-	-	-	-	9	9
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(8,653)	(8,653)
Balance at December 31, 2022	$27	$17	$72,801	$(25,151)	$(955)	$46,739	$47,287	$94,026
Net income (loss)	-	-	-	(5,113)	-	(5,113)	15,512	10,399
Other comprehensive income	-	-	-	-	25	25	61	86
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	636	-	(14)	622	(622)	-
Equity-based compensation	-	2	1,205	-	-	1,207	3,184	4,391
Shares withheld for employee taxes	-	-	(48)	-	-	(48)	(127)	(175)
Investment of non-controlling interest of Operating LLC								-
Dividends/distributions to convertible non-controlling interest	-	-	-	(1,750)	-	(1,750)	(4,344)	(6,094)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(834)	(834)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	39	39
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(10,041)	(10,041)
Balance at December 31, 2023	$27	$19	$74,594	$(32,014)	$(944)	$41,682	$50,115	$91,797

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income (loss)	$10,399	$(58,670)	$74,038
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	4,391	4,390	15,718
Loss (gain) on other investments, at fair value	92,931	30,914	(35,421)
Loss (gain) on other investments, sold not yet purchased	(107,816)	(307)	(830)
Noncash advisory fees received	(18,248)	(7,416)	-
(Income) / loss from equity method affiliates	(15,609)	20,931	(36,010)
Depreciation and amortization	563	557	371
Amortization of discount on debt	692	630	860
Deferred tax provision / (benefit)	5,354	4,579	(4,116)
Other non-operating income - forgiveness of debt	-	-	(2,127)
Change in operating assets and liabilities, net:
Change in receivables from/ payables to brokers, dealers, and clearing agencies	118,298	(98,452)	(11,257)
Change in receivables from / payables to related parties, net	15	3,794	(3,872)
(Increase) decrease in other receivables	4,154	(6,324)	726
(Increase) decrease in investments-trading	30,500	12,037	19,096
(Increase) decrease in receivables under resale agreement	29,284	2,737,953	2,540,698
(Increase) decrease in other assets	1,829	981	(4,858)
Increase (decrease) in accounts payable and other liabilities	(88,431)	(11,769)	(19,189)
Increase (decrease) in accrued compensation	4,834	(10,143)	8,218
Increase (decrease) in trading securities sold, not yet purchased	(68,206)	71,445	18,073
Increase (decrease) in securities sold under agreement to repurchase	(44,594)	(2,718,618)	(2,541,797)
Net cash provided by (used in) operating activities	(39,660)	(23,488)	18,321
Investing activities
Purchase of investments - other investments, at fair value	(86,021)	(7,236)	(123,098)
Purchase of investments - other investments sold, not yet purchased, at fair value	(5,512)	(6,001)	(59,098)
Sales and returns of principal - other investments, at fair value	75,906	27,091	112,013
Sales and returns of principal - other investments sold, not yet purchased, at fair value	53,928	3,054	56,820
Investments in equity method affiliates	(1,896)	(2,614)	(8,392)
Distribution from equity method affiliate	2,091	77	249
Purchase of furniture, equipment, and leasehold improvements	(373)	(573)	(1,028)
Net cash provided by (used in) investing activities	38,123	13,798	(22,534)
Financing activities
Proceeds from draws on revolving credit facility	15,000	-	17,500
Repayment of draws on revolving credit facility	(15,000)	-	(17,500)
Proceeds from debt	-	2,250	-
Repayment of debt	-	(2,250)	(2,400)
Repayment of redeemable financial instrument	-	-	(4,000)
Cash used to net share settle equity awards	(175)	(234)	(378)
Proceeds from issuance of Common Stock	-	-	9,076
Purchase and retirement of Common Stock	-	-	(857)
Cohen & Company Inc. dividends	(1,750)	(2,558)	(671)
Operating LLC non-controlling interest distributions	(4,344)	(6,485)	(1,970)
Redemption of convertible non-controlling interest units	(834)	-	-
Non-convertible non-controlling interest investment	39	9	17,095
Non-convertible non-controlling interest distributions	(10,041)	(2,236)	(2,734)
Net cash provided by (used in) financing activities	(17,105)	(11,504)	13,161
Effect of exchange rate on cash	191	(272)	(377)
Net increase (decrease) in cash and cash equivalents	(18,451)	(21,466)	8,571
Cash and cash equivalents, beginning of period	29,101	50,567	41,996
Cash and cash equivalents, end of period	$10,650	$29,101	$50,567

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements

December 31, 2023

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

The Company

The Company is a financial services company specializing in an expanding range of capital markets and asset management services. As of December 31, 2023, the Company had $2.4 billion in assets under management (“AUM”) of which $1.0 billion was in collateralized debt obligations (“CDOs”). The remaining portion of AUM was from a diversified mix of Investment Vehicles (as defined herein).

In these financial statements, the “Company” refers to Cohen & Company Inc. and its subsidiaries on a consolidated basis.  Cohen & Company, LLC or the “Operating LLC” refers to the main operating subsidiary of the Company. “Cohen Brothers” refers to the pre-AFN Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “Cohen & Company Inc.” is used, it is referring to the parent company itself. “JVB Holdings” refers to J.V.B. Financial Holdings, LP, a wholly owned subsidiary of the Operating LLC; “JVB” refers to J.V.B. Financial Group LLC, a wholly owned broker dealer subsidiary of JVB Holdings; "CCFESA" refers to Cohen & Company Financial (Europe) S.A., a majority owned subsidiary regulated by the Autorité de Contrôle Prudentiel et de Résolution ("ACPR") in France; “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a subsidiary formerly regulated by the Central Bank of Ireland.

The Company’s business is organized into the following three business segments.

Capital Markets: The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, gestation repo financing, new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, asset backed securities (“ABS”), mortgage backed securities (“MBS”), residential mortgage backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments.  The Company operates its capital markets activities primarily through its subsidiaries: JVB in the United States, and CCFESA in Europe. A division of JVB, Cohen & Company Capital Markets ("CCM") is the Company's full-service boutique investment bank that provides innovative strategic and financial advice in M&A, capital markets, and SPAC advisory.

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

Principal Investing: The Company’s Principal Investing business segment is comprised of investments that the Company holds related to its SPAC franchise and other investments the Company has made for the purpose of earning an investment return rather than investments made to support the Company’s trading and other Capital Markets business segment activities. In addition, the Company has received securities as consideration for advisory services provided by its Capital Markets business segment. These investments are included in the Company’s other investments, at fair value; other investments sold, not yet purchased; and investments in equity method affiliates in the Company’s consolidated balance sheets.

The Company generates its revenue by business segment primarily through the following activities:

Capital Markets

•

Trading activities of the Company, which include execution and brokerage services, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities and derivatives classified as trading;

•	Revenue earned from the Company's gestation repo financing program; and
•

New issue and advisory revenue comprised of (a) origination fees for newly created financial instruments originated by the Company: (b) revenue from advisory services, and (c) revenue associated with arranging and placing the issuance of newly created financial instruments.

Asset Management

•

Asset management fees for the Company’s on-going asset management services provided to certain Investment Vehicles, which may include fees both senior and subordinate to the securities in the Investment Vehicle, and incentive management fees earned based on the performance of the various Investment Vehicles.

Principal Investing

•	Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value and other investments, sold not yet purchased; and
•	Income and loss earned on equity method investments.

The Company carries out certain activities at the Operating LLC (including a material amount of its principal investing activities).  The remaining activities noted above were carried out through the following main operating subsidiaries of the Company as of December 31, 2023.

1.

Cohen & Company Financial Management, LLC (“CCFM”) is a wholly owned subsidiary of the Operating LLC and acts as asset manager and investment adviser to the Alesco III, Alesco IV, Alesco V, Alesco VI, and Alesco VIII CDOs. Alesco CDOs invest in bank and insurance company TruPS as well as insurance company subordinated debt.  CCFM also manages the SPAC Series Funds and managed the SPAC Fund.

2.

Dekania Capital Management, LLC (“DCM”) is a wholly owned subsidiary of the Operating LLC and acts as asset manager and investment adviser to the Company’s Dekania Europe II and Dekania Europe III CDOs.  The Dekania Europe CDOs invest primarily in financial institution TruPS and insurance company subordinated debt denominated in Euros.  DCM also manages the U.S. Insurance JV.

3.

JVB is a wholly owned subsidiary of the Operating LLC. JVB is a securities broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Industry Protection Corporation (“SIPC”).  JVB carries out the Company’s Capital Market business segment activities in the U.S.

4.

CCFL was previously regulated by the United Kingdom Financial Conduct Authority (“FCA”).  CCFL in the past acted as asset manager and investment adviser to the Company’s Dekania Europe III CDO. CCFL also carried out certain of the Company’s Capital Markets business segment activities in Europe including brokerage, advisory, and new issue services. During 2020, CCFL reduced its permissions with the FCA and was no longer a regulated entity. As a result, no capital requirement is necessary in the United Kingdom.  The Company dissolved CCFL in April 2022.

5.	CCFESA is regulated by the ACPR, and performs asset management and capital market activities in France and the European Union.
6.

CCFEL was regulated by the Central Bank of Ireland (“CBI”), and performed asset management and capital markets activities in Ireland and the European Union.  In 2021, the Company transferred CCFEL's activities to CCFESA and began the process of withdrawing from regulation under CBI.   As of December 31, 2023, CCFEL no longer carries out any regulated activity, having received approval of its withdrawal of authorizations from the CBI.

7.

Cohen & Compagnie SAS (formerly Cohen Fréres SAS), the Company’s French subsidiary, acts as a credit research adviser to DCM and CCFESA in analyzing the creditworthiness of insurance companies and financial institutions in Europe with respect to all assets included in the Dekania Europe CDOs and certain other Investment Vehicles.  This entity was merged into CCFESA in 2023.

8.	SPAC Sponsor Entities: A series of LLCs set up to pool investor funds and invest in private placements of Company sponsored special purpose acquisition companies ("SPACs"). See note 4.
9.	Vellar GP is an LLC in which the Operating LLC owns a one-third interest and consolidates. Prior to March 31, 2023, the Vellar GP was the general partner of the SPAC Fund but did not consolidate it. Effective April 1, 2023, the Vellar GP began consolidating the SPAC Fund. The Vellar GP primarily invests in share forward arrangements. See notes 4 and 10.

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

The balance sheet amounts shown below are as of December 31, 2021.  The income statement amounts are for the year ended December 31, 2021.

Balance Sheet	As Stated	Revised	Change
Deferred income taxes	$9,468	$11,513	$2,045
Accounts payable and other liabilities	$22,701	$22,819	$118
Accumulated deficit	$(9,730)	$(9,204)	$526
Non-controlling interest	$88,091	$89,492	$1,401

Income Statement
Income tax expense (benefit)	$(1,614)	$(3,541)	$(1,927)
Net Income (loss)	$72,111	$74,038	$1,927
Net Income attributable to non-controlling interests	$60,829	$62,230	$1,401
Net income (loss) attributable to Cohen & Company Inc.	$11,282	$11,808	$526

Basic Earnings Per Share	$9.50	$9.95	$0.45
Diluted Earnings Per Share	$7.48	$7.83	$0.35

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

Effective December 31, 2023 and 2022, the Company controlled 51.00% of the voting interest and owned 27.55% and 26.55%, respectively, of the economic interest of the Operating LLC.  Although the Company’s economic interest is below 50%, it continues to consolidate the Operating LLC as it controls over 50% of the voting interests.  Earnings and loss are allocated to the Company and other members of the Operating LLC based on their economic interest rather than their voting interest. For the years ended December 31, 2023, 2022, and 2021, 72.6%. 73.45%, and 70.61%, respectively, of the Operating LLC’s income or loss were treated as a non-controlling interest as the result of the issuance of the additional equity interest in the Operating LLC during 2019. See notes 21 and 31.

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

All of the derivatives that the Company enters into contain master netting arrangements.  If certain requirements are met, the offsetting provisions included in FASB ASC 210, Balance Sheet (“ASC 210”), allow (but do not require) the reporting entity to net the derivative asset and liability on the consolidated balance sheets.  It is the Company’s policy to present the assets and liabilities on a net basis if the conditions of ASC 210 are met.  However, in general the Company does not enter in to offsetting derivatives with the same counterparties.

Derivative financial instruments are recorded at fair value. If the derivative was entered into as part of the Company’s broker-dealer operations, it will be included as a component of investments-trading or trading securities sold, not yet purchased. Otherwise, it is included in other investments, at fair value or other investments sold, not yet purchased.

The Company may, from time to time, enter into derivatives as investments or to manage its risk exposures arising from (i) fluctuations in foreign currency rates with respect to the Company’s investments in foreign currency denominated investments; (ii) the Company’s investments in interest sensitive investments; (iii) the Company's investments in equities; and (iv) the Company’s facilitation of mortgage-backed trading. Derivatives entered into by the Company  may include (a) foreign currency forward contracts; (b) purchase and sale agreements of TBAs and other forward agency MBS contracts; (c) other extended settlement trades; and (d) share forward arrangements ("SFAs").

TBAs are forward contracts to purchase or sell MBS with collateral that remains “to be announced” until just prior to the trade settlement. In addition to TBAs, the Company sometimes enters into forward purchases or sales of agency MBS where the underlying collateral has been identified.  These transactions are referred to as other forward agency MBS contracts.  TBAs and other forward agency MBS contracts are accounted for as derivatives by the Company under ASC 815.  The settlement of these transactions is not expected to have a material effect on the Company’s consolidated financial statements.

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

The Company has engaged in several transactions known as share forward arrangements ("SFAs"). These transactions include the acquisition of financial instruments and an offsetting derivative.  See note 10.

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

G. Receivables from and payables to brokers, dealers, and clearing agencies

Receivables from brokers, dealers, and clearing agencies may include amounts receivable for deposits placed with clearing agencies, funds in the Company’s accounts held with clearing agencies, and amounts receivable from securities or repo transactions that have failed to deliver.  Payables to brokers, dealers, and clearing agencies may include amounts payable from securities or repo transactions that have failed to receive as well as amounts borrowed from clearing agencies under margin loan arrangements.  In addition, receivables or payables arising from unsettled regular way trades are reflected on a net basis either as a component of receivables from or payables to brokers, dealers, and clearing agencies.  These receivables are subject to the requirements of ASU 2016-13, which potentially may require the recording of credit losses.  The Company’s trades and contracts are cleared through a clearing organization and settled daily between the clearing organization and the Company. Due to this daily settlement, the amount of unsettled credit exposures is limited to the amount owed the Company for a very short period of time.  The Company continually reviews the credit quality of its counterparties and has not incurred a material loss.   As a result, the Company has not recorded a credit loss allowance on these receivables.  See note 6.

H. Furniture, Equipment, and Leasehold Improvements, Net

Furniture, equipment, and leasehold improvements are stated at cost, less accumulated depreciation, and amortization, and are included as a component of other assets in the consolidated balance sheets. Furniture and equipment are depreciated on a straight-line basis over their estimated useful life of 3 to 5 years. Leasehold improvements are amortized over the lesser of their useful life or lease term, which generally ranges from 5 to 10 years. See note 16.

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

The Company measures its goodwill for impairment on an annual basis or when events indicate that goodwill may be impaired. The impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, any loss recognized could not exceed the total amount of goodwill allocated to the reporting unit.  Any impairment loss is included in the consolidated statements of operations as impairment of goodwill and is included as a component of operating expense.

The Company includes intangible assets comprised primarily of its broker-dealer licenses in other assets on its consolidated balance sheets that it considers to have indefinite useful lives. The Company reviews these assets for impairment on an annual basis.

J. Variable Interest Entities

ASC 810 contains the guidance surrounding the definition of a VIE, the definition of variable interests, and the consolidation rules surrounding VIEs.  In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company has variable interests in VIEs through its management contracts and investments in various securitization entities including CLOs and CDOs, CREO JV, U.S. Insurance JV, SPAC sponsor entities, the SPAC Fund (prior to its consolidation), and interest in SPVs.

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

The Company also receives fees for arranging repo financing for counterparties.  See discussion of Agency Repo in note 11.

L.  Debt

Debt is recorded at its face amount, less any discount or plus any premium.  Debt issuance costs are included as a component of discount on debt.  Any discount on debt is amortized as a component of interest expense using the effective interest method.  The Company has not elected to account for any of its debt at fair value under ASC 825.  See note 20.

M.  Redeemable Financial Instruments

Redeemable financial instruments are investments made in the Operating LLC or other operating subsidiaries.  These investments entitle the holder to an investment return that is variable and is based on the operating results of certain business units of the Company.  These investments can be redeemed by the Company under certain circumstances or the holder may require redemption under certain circumstances.  However, there are no fixed maturity dates.  The Company treats these investments as liabilities and carries these investments at the redemption value plus any accrued and unpaid investment return on its consolidated balance sheets.  The redemption value is included in redeemable financial instruments and the accrued and unpaid investment return is included in accounts payable and other liabilities in the consolidated balance sheets.  Investment return is recorded on an accrual basis and is included as a component of interest expense in the consolidated statements of operations. See notes 19 and 31.

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

New issue and advisory

New issue and advisory revenue is comprised of (a) origination fees for newly created financial instruments originated by the Company: (b) revenue from advisory services, and (c) revenue associated with arranging and placing the issuance of newly created financial instruments.

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

Other income/(loss) includes foreign currency gains and losses, interest earned on cash and cash equivalents, interest earned and losses incurred on notes receivable, and other miscellaneous income including revenue from revenue sharing arrangements.

O. Interest Expense, net

Interest expense incurred, other than interest income and expense included as a component of net trading, is recorded on an accrual basis and presented in the consolidated statements of operations as a separate non-operating expense. See notes 19 and 20.

P. Leases

The Company leases office space and certain computer and related equipment.  From time to time, the Company sub-leases office space to other tenants. Under the requirements of ASC 842, the Company determines if an arrangement is a lease at the inception date of the contract.  The Company measures operating lease liabilities using an estimated incremental borrowing rate as there is no rate implicit in the Company’s operating lease arrangements.  An incremental borrowing rate was calculated for each operating lease based on the term of the lease, the U.S. Treasury term interest rate, and an estimated spread to borrow on a secured basis.  During the periods presented, all leases to which the Company was a party were classified as operating leases and rent expense was recognized on a straight-line basis and included as a component of business development, occupancy, and equipment in the consolidated statements of operations.

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

First, the Company may grant restricted common stock in Cohen & Company Inc. to employees and directors. These grants vest over a period of time and only have service based vesting criteria.  In these cases, the Company determines the fair value of the grants by taking the closing stock price of Cohen & Company Inc. on the grant date and multiplying it by the number of restricted shares granted.  The recipient is entitled to dividends during the vesting period but they are paid only if (and to the extent) the restricted share grant ultimately vests.  Any dividends paid for periods prior to vesting are treated as compensation expense.  The Company recognizes the expense over the service period on a straight line basis.  The Company assumes no forfeitures up front and records forfeitures as they occur by reducing expense.

Second, the Company may grant operating units of the Operating LLC to employees.  These grants also vest over a period of time and only have service based vesting criteria.  Because there is a fixed exchange ratio between units of the Operating LLC and shares of Cohen & Company Inc., the fair value of the grant is calculated by taking the closing stock price of Cohen & Company Inc. on the grant date, adjusting for the exchange ratio, and then multiplying by the number of units of the Operating LLC granted.  The recipient is entitled to distributions during the vesting period but they are paid only if (and to the extent) the unit grant ultimately vests.  Any distributions paid for periods prior to vesting are treated as compensation expense.  The Company recognizes the expense over the service period on a straight line basis.  The Company assumes no forfeitures up front and record forfeitures as they occur by reducing expense.

Third, employees may invest in the membership interests of consolidated SPAC sponsor entities.  Because these entities are consolidated and the employees are investing in the consolidated company's non-controlling interest, these equity interests fall under ASC 718.  Generally, the employee invests a de minimis amount and receives an allocation of the founder shares held by the sponsor entity.  The investment generally does not have any explicit vesting criteria associated with it.  Generally, the employee's investment will be worthless if the SPAC in which the sponsor entity has invested is liquidated and it will become worth something if the SPAC completes its business combination.  Therefore, the Company treats these grants as having a performance condition (i.e. the completion of the SPAC business combination).  Further, at the time of the investments, the Company treats this performance condition as being non-probable.  The effect of this is that the Company records no expense related to these investments until (and only if) the business combination is completed.  Upon completion of the business combination, the Company records compensation expense in an amount equal to the fair value of the grant.  The fair value of the grant is equal to the public trading price of the SPAC on the date the business combination is completed adjusted for certain sale restrictions imposed on the shares the employee receives (generally, the shares are restricted for sale for some time period and subject to certain hurdle prices before they become freely tradeable).  The Company uses a Monte Carlo simulation model to determine the appropriate discount to place on shares that are subject to hurdle prices.  The compensation amount is recorded with an offsetting credit to non-controlling interest.  From that point forward, the shares received by the employee are treated as part of the non-controlling interest and allocated income, expense, gains, and losses accordingly until the applicable sponsor entity is liquidated or otherwise de-consolidated.

S. Accounting for Income Taxes

Cohen & Company Inc. is treated as a C corporation for United States federal and state income tax purposes.  The Company’s voting-controlled subsidiary, the Operating LLC, is treated as a pass-through entity for U.S. federal income tax purposes and in most of the states in which it does business. However, in the periods presented, the Operating LLC or its subsidiaries have been subject to entity level income taxes in certain foreign jurisdictions as well as in New York City and Philadelphia.

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

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such a determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial operations.  As shown in note 23 to the consolidated financial statements contained herein, the Company currently has significant recognized as well as unrecognized deferred tax assets. Deferred tax assets should only be recognized to the extent that the Company determines it can benefit in the future from the asset.  Generally, this determination is based on the Company's estimates of its ability to generate future taxable income.  This determination is complex and subject to judgment.  The determination is ongoing and subject to change. If the Company were to change this determination in the future, a significant deferred tax benefit or deferred tax expense would be recognized as a component of earnings.

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

V. Business Concentration

A significant portion of the Company’s asset management revenues in a year may be derived from a small number of transactions. For the year ended December 31, 2023, the Company earned asset management revenue from CDOs of $1,638 and $5,699 from other investment funds.

Other than revenue earned in its gestation repo operations, the Company’s trading revenue is generated from transactions with a diverse set of institutional customers.  The Company does not consider its trading revenue, other than revenue earned in its gestation repo operations, to be concentrated from a customer or counterparty perspective. See note 11 for discussion of concentrations within the gestation repo operations.

W.  Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments. These determinations were based on available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop the estimates and, therefore, these estimates may not necessarily be indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Refer to note 9 for a discussion of the valuation hierarchy with respect to the investments carried by the Company at fair value.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the Company's debt was assumed in the AFN Merger and recorded at fair value as of that date. As of December 31, 2023 and 2022, the fair value of the Company’s debt was estimated to be $37,474 and $34,679, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the valuation hierarchy.

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

X. Investments in Special Purpose Acquisition Companies ("SPACs") Sponsor Entities

The Company invested in the sponsor entities of SPACs.  Sponsor entities are limited liability companies (each an "LLC") that pool their members' interests and invest in the private placement of a SPAC.  The SPAC will also raise funds in a public offering and seek to complete a business combination within an agreed upon time frame.  The SPAC will use the proceeds raised from the private placement to pay transaction and operating expenses during the period it is seeking a business combination.  The proceeds of the public offering are placed in an interest bearing trust and can only be used to complete the business combination.  Generally, the public investors must approve any business combination prior to its effectiveness.  If a business combination is not completed within the agreed upon time frame, the SPAC will liquidate and return the public investors' investment to them.  If there are funds remaining after liquidation, the sponsor entities may receive some portion of their investment back, but it is likely they will suffer a total loss of their investment.  If the business combination is completed, the sponsor entities' private placement in the SPAC entitles them to a combination of unrestricted common stock, restricted common stock, and (in some cases) warrants of the post-business combination SPAC (which is a publicly traded company).  The following summarizes the Company's accounting policies related to its investments in these entities:

•	The sponsor entities are LLCs that give all important decision making rights to their respective managing member. Furthermore, the other members of the LLC cannot replace the managing member. Accordingly, the Company has concluded that the sponsor entities are VIEs and the managing member has the power to direct its most important economic activities. In all cases where the Company was the managing member of a sponsor entity, it also had a significant economic interest in such sponsor entity and therefore consolidated such sponsor entity.
•	In all cases where the Company consolidated a sponsor entity, it has determined that the sponsor entity's private placement investment in the SPAC that it sponsored should be treated as an equity method investment during the SPAC's pre-business combination period. Furthermore, due to the difficulty of determining the fair value of such an investment in the SPAC's pre-business combination period, the Company has chosen to not elect the fair value option.
•	If a SPAC completed its business combination, the sponsor entity's investment in the SPAC was converted to a combination of unrestricted and restricted shares in the post-business combination SPAC. At this point (assuming the Company consolidated the sponsor entity), the Company accounted for the shares received at fair value. The Company reclassified any remaining equity method investment to other investments, at fair value and recorded principal transactions income for the difference. The Company recorded non-controlling interest expense for the SPAC shares that were distributable to the non-controlling interest holders of the sponsor entity. The fair value of the unrestricted shares received is equal to the public trading price of the SPAC on the date of the business combination. The fair value of the restricted shares received was adjusted downwards from the public trading price for certain sale restrictions imposed (generally, they are restricted for sale for some time period and subject to certain hurdle prices before they become freely tradeable). The Company uses a Monte Carlo simulation model to determine the appropriate discount to place on shares that are subject to hurdle prices. In the case of a SPAC business combination where the Company consolidated the sponsor entity, generally there is also an equity-based compensation entry to be recorded at the date of the business combination. See the equity-based compensation section above. The Company will continue to mark the sponsor entity's investment in the SPAC to market and record principal transactions income or loss and offsetting non-controlling interest income or expense until the sponsor entity itself distributes all of the SPAC shares it owns to its members and liquidates. At that point, the Company holds the SPAC shares directly (rather than through a consolidated subsidiary) and records principal transaction income and loss until the SPAC shares are liquidated.
•	The Company also invested in sponsor entities that it does not consolidate because it was not the managing member of such sponsor entity or otherwise did not have the power to direct the sponsor entity's most important activities. In these cases, the Company treated its investment in the sponsor entity as an equity method investment. Furthermore, because of the difficulty of determining the fair value of such an investment in the applicable SPAC's pre-business combination period, the Company has chosen to not elect the fair value option.
•	If a SPAC completed a business combination and the Company had an equity method investment in the associated sponsor entity, upon completing a business combination, the sponsor entity recorded income equal to the difference between the fair value of the restricted and unrestricted shares it received and the carrying value of its equity method investment in the SPAC. The Company recognized its share of this gain as income from equity method affiliates. The sponsor entity continued to mark its investment in the SPAC to market after the business combination and the Company recognized its share of the change in fair value as income or loss from equity method affiliates. Once the sponsor entity distributed the Company's share of the SPAC shares it owned, the Company reclassified its investment from investment in equity method affiliate to other investments, at fair value as the Company held the SPAC shares directly (rather than through an equity method investee). The Company then recorded principal transactions income and loss until the SPAC shares are liquidated.
•	If a SPAC liquidated and the Company had an investment in it (either directly in the case of consolidated sponsor entities or indirectly in the case of equity method sponsor entities), the Company wrote off its remaining equity method balance and recorded a loss on its equity method investment. In the case of consolidated sponsor entities, the Company recorded an offsetting entry to non-controlling interest.

Y. Recent Accounting Developments

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40):  Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.  This ASU simplifies accounting for convertible instruments by removing major separation models currently required.  The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception.  The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.  The Company has determined the adoption of this standard will not have a material impact on its consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This ASU is effective for fiscal years beginning after December 15, 2023.  Early adoption is permitted.  The Company has determined the adoption of this standard will not have a material impact on its consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU responds to stakeholder feedback that the proportional amortization method provides investors and other allocators of capital with a better understanding of the returns from investments that are made primarily for the purpose of receiving income tax credits and other income tax benefits. This ASU is effective for fiscal years beginning after December 15, 2023.  Early adoption is permitted.  The Company has determined the adoption of this standard will not have a material impact on its consolidated financial statements.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements—Codification Amendments in Response to the Securities and Exchange Commission (“SEC’”) Disclosure Update and Simplification Initiative. These amendments clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB accounting standard codification with the  SEC’s regulations.  The ASU will be effective on the date the related disclosure are removed from Regulation S-X or Regulation S-K by the SEC  and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027.  Early adoption in not permitted. The Company is currently evaluating the new guidance to determine the impact it may have on the consolidated financial statements, which, is not expected to be material.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU are designed to improve reportable segment disclosure requirements primarily through enhance disclosures about significant segment expenses. The ASU is  effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 and should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

4. OTHER RECENT EVENTS

Consolidation of the SPAC Fund

Prior to March 31, 2023, the Vellar GP had an investment in the SPAC Fund, the potential to earn incentive fees, and did not consolidate the SPAC Fund.  Effective April 1, 2023, all of the investors in the SPAC Fund, other than the Vellar GP, redeemed all of their interests in the SPAC Fund. As a result, effective April 1, 2023, the Vellar GP became the sole owner of the SPAC Fund and began consolidating it. The Company owns an interest in and consolidates the Vellar GP effective April 1, 2023, the Company began consolidating the SPAC Fund as well. The Company recorded the following entry upon consolidation:

Asset/(Liability)
Cash and cash equivalents	$257
Receivables from brokers, dealers, and clearing agencies	68,066
Other investments, at fair value	40,388
Other assets	108
Accounts payable and other liabilities	(82,968)
Other investments sold, not yet purchased	(25,806)
Vellar GP's remaining investment in the SPAC Fund	$45

As of  December 31, 2023, all amounts due to the redeeming investors in the SPAC Fund were paid in full.

The 2020 Senior Notes

On  January 31, 2020, the Operating LLC entered into a note purchase agreement (the “Original Purchase Agreement”) with JKD Capital Partners I LTD, a New York corporation (“JKD Investor”), and RN Capital Solutions LLC, a Delaware limited liability company (“RNCS”).  The JKD Investor is owned by Jack DiMaio, Jr., the vice chairman of the Company’s board of directors, and his spouse.  The note purchased by the JKD Investor is herein referred to as the “JKD Note.”

Pursuant to the Original Purchase Agreement, JKD Investor and RNCS each purchased a senior promissory note in the principal amount of $2,250 (for an aggregate investment of $4,500).  The senior promissory notes bore interest at a fixed rate of 12% per annum and matured on  January 31, 2022. On January 31, 2022, the Operating LLC and JKD Investor entered into a note purchase agreement (the "2022 Purchase Agreement"), pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor an amended and restated senior promissory note in the aggregate principal amount of $4,500 (the “Amended and Restated Note”), which Amended and Restated Note amended and restated the JKD Note in its entirety.  The 2022 Purchase Agreement contains customary representations and warranties on the part of each of JKD Investor and the Operating LLC. The Company used these proceeds to retire the $2,250 of 2020 Senior Notes held by RNCS.  See notes 20 and 31.

On January 5, 2024, the Operating LLC and JKD Investor entered into an amendment to the Amended and Restated Note, pursuant to which the Amended and Restated Note was amended to (a) extend (i) the maturity date thereof from January 31, 2024 to January 31, 2026, (ii) the date following which the Amended and Restated  may be redeemed by JKD Investor from January 31, 2023 to January 31, 2025, and (iii) the date following which the Amended and Restated Note may be prepaid by the Operating LLC from January 31, 2023 to January 31, 2025; and (b) increase the interest rate payable under the Amended and Restated Note from 10% per annum to 12% per annum effective as of January 31, 2024.

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING
(Dollars in Thousands)

	Year Ended December 31,
	2023	2022	2021
Net realized gains / (losses)- trading inventory	$18,962	$12,583	$21,103
Net unrealized gains / (losses)-trading inventory	(2,087)	(2,463)	(3,069)
Gains and losses	16,875	10,120	18,034

Interest income-trading inventory	4,250	2,888	5,958
Interest income-reverse repos	28,238	47,023	78,064
Interest income	32,488	49,911	84,022

Interest expense-repos	(25,072)	(31,021)	(40,269)
Interest expense-margin payable	(6,267)	(2,680)	(706)
Interest expense	(31,339)	(33,701)	(40,975)

Other trading revenue	12,902	13,679	8,304

Net trading	$30,926	$40,009	$69,385

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  For discussion of margin payable, see note 6. Other trading revenue is primarily comprised of revenue earned on the Company's agency repo business. See note 11.

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	December 31, 2023	December 31, 2022
Deposits with clearing organizations	$250	$250
Unsettled regular way trades, net	1,527	-
Receivable from clearing organizations	65,024	140,683
Receivables from brokers, dealers, and clearing agencies	$66,801	$140,933

 Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	December 31, 2023	December 31, 2022
Unsettled regular way trades, net	$-	$3,238
Margin payable	111,085	131,747
Payables to brokers, dealers, and clearing agencies	$111,085	$134,985

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

7. OTHER RECEIVABLES

Other receivables consisted of the following.

OTHER RECEIVABLES
(Dollars in Thousands)

	December 31, 2023	December 31, 2022
Asset management fees receivable	$1,085	$936
New issue and advisory fees receivable	1,181	167
Cash collateral due from repo and/or reverse repo counterparties	-	4,301
Accrued interest receivable	1,689	2,561
Revenue share receivable	321	138
Agency repo income receivable	391	806
Miscellaneous other receivables	706	618
Other receivables	$5,373	$9,527

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

8. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	December 31, 2023	December 31, 2022
ABS	$-	$1
Corporate bonds and redeemable preferred stock	53,657	44,572
Derivatives	7,470	4,669
Equity securities	928	220
Municipal bonds	20,572	19,502
Residential mortgage loans	3,113	13,506
RMBS	9	7
U.S. government agency debt securities	6,567	19,683
U.S. government agency MBS and CMOs	88,000	97,276
U.S. Treasury securities	1,012	12,392
Investments-trading	$181,328	$211,828

Substantially all of the Company's investments-trading serve as collateral for the Company's margin loan payable.  See note 6.

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	December 31, 2023	December 31, 2022
Corporate bonds and redeemable preferred stock	$24,355	$61,310
Derivatives	6,719	1,177
Equity securities	393	51
U.S. government agency debt securities	-	32
U.S. government agency MBS and CMOs	-	1
U.S. Treasury securities	34,284	71,386
Trading securities sold, not yet purchased	$65,751	$133,957

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading and trading securities sold, not yet purchased.

Other Investments, at Fair Value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	December 31, 2023	December 31, 2022
Equity securities	$38,038	$13,725
Equity derivatives	1,447	-
Restricted equity securities	2,054	3,135
Corporate bonds and redeemable preferred stock	506	476
Fair value receivables	9,541	-
Interests in SPVs	12,609	-
CREO JV	4,783	6,568
U.S. Insurance JV	3,107	3,459
SPAC Fund	-	527
Residential loans	132	132
Other investments, at fair value	$72,217	$28,022

As of   December 31, 2023, $26,079 of unrestricted equity securities, $1,447 of equity derivatives, and $6,278 of the fair value receivables represented long positions related to share forward arrangements entered into by the Company. As of December 31, 2022, there were no other investments, at fair value related to share forward arrangements.   See description of share forward arrangements in note 10.

Fair value receivables represent receivables (including receivables that are convertible into equity shares) from various counterparties in connection with the Company's advisory business. These receivables are carried at fair value.

Interests in SPVs represents interests the Company has received in SPVs as consideration for services provided by CCM, rather than cash.  The SPVs hold convertible notes receivable interests in the counterparties.  The Company does not consolidate the SPVs and carries its interests in the SPVs at fair value.  See note 9 for discussion of the determination of fair value.

Other Investments Sold, Not Yet Purchased

A total of $946 and $1,673 of the amounts shown in other investments, at fair value above serve as collateral for the Company's margin loan payable for the years ended December 31, 2023 and 2022, respectively.  See note 6.

OTHER INVESTMENTS SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	December 31, 2023	December 31, 2022
Equity securities	$97	$78
Share forward liabilities	24,645	-
Other investments sold, not yet purchased	$24,742	$78

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

Such financial assets accounted for at fair value include:

•	securities that would otherwise qualify for available for sale treatment;
•	investments in equity method affiliates that have the attributes in ASC 946-10-15-2 (commonly referred to as investment companies) or that have fair values that are readily determinable; and
•	investments in residential mortgage loans.

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

The Company recognized net gains (losses) of  ($92,931), ($30,914), and $35,421 related to changes in fair value of investments that were included as a component of other investments, at fair value during the years ended December 31, 2023, 2022, and 2021, respectively. The Company recognized net gains (losses) of  $107,816, $307, and $830 related to changes in fair value of investments that are included as a component of other investments, sold not yet purchased during the years ended December 31, 2023, 2022, and 2021, respectively.

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

3.	Pricing models with inputs that are derived, other than quoted prices, and are observable for substantially the full term of the asset or liability; or
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

The following tables present information about the Company’s assets and liabilities measured at fair value as of  December 31, 2023 and 2022, and indicates the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2023
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
Corporate bonds and redeemable preferred stock	$53,657	$-	$53,657	$-
Derivatives	7,470	-	7,470	-
Equity securities	928	639	289	-
Municipal bonds	20,572	-	20,572	-
Residential mortgage loans	3,113	-	3,113	-
RMBS	9	-	9	-
U.S. government agency debt securities	6,567	-	6,567	-
U.S. government agency MBS and CMOs	88,000	-	88,000	-
U.S. Treasury securities	1,012	1,012	-	-
Total investments - trading	$181,328	$1,651	$179,677	$-

Other investments, at fair value:
Equity securities	$38,038	38,038	$-	$-
Equity derivatives	1,447	-	1,447	-
Restricted equity securities	2,054	-	2,054	-
Corporate bonds and redeemable preferred stock	506	-	506	-
Fair value receivables	9,541	-	9,541	-
Interests in SPVs	12,609	-	12,609	-
Residential loans	132	-	132	-
	64,327	$38,038	$26,289	$-
Investments measured at NAV (1)	7,890
Total other investments, at fair value	$72,217

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$24,355	$-	$24,355	$-
Derivatives	6,719	-	6,719	-
Equity securities	393	393	-	-
U.S. government agency MBS and CMOs	-	-	-	-
U.S. Treasury securities	34,284	34,284	-	-
Total trading securities sold, not yet purchased	$65,751	$34,677	$31,074	$-

Other investments, sold not yet purchased:
Equity securities	$97	$97	$-	$-
Share forward liabilities	24,645	-	24,645	-
Total other investments, sold not yet purchased	$24,742	$97	$24,645	$-

(1)

As a practical expedient, the Company uses NAV (or its equivalent) to measure the fair value of its investments in the U.S. Insurance JV and the CREO JV. The U.S. Insurance JV invests in U.S. Dollar ("USD") denominated debt issued by small insurance and reinsurance companies.  The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans.  According to ASC 820, these investments are not categorized within the valuation hierarchy.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2022
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
ABS	$1	$-	$1	$-
Corporate bonds and redeemable preferred stock	44,572	-	44,572	-
Derivatives	4,669	-	4,669	-
Equity securities	220	220	-	-
Municipal bonds	19,502	-	19,502	-
Residential mortgage loans	13,506	-	13,506	-
RMBS	7	-	7	-
U.S. government agency debt securities	19,683	-	19,683	-
U.S. government agency MBS and CMOs	97,276	-	97,276	-
U.S. Treasury securities	12,392	12,392	-	-
Total investments - trading	$211,828	$12,612	$199,216	$-

Other investments, at fair value:
Equity securities	$13,725	$13,725	$-	$-
Restricted equity securities	3,135	-	3,135	-
Corporate bonds and redeemable preferred stock	476	-	476	-
Residential loans	132	-	132	-
	17,468	$13,725	$3,743	$-
Investments measured at NAV (1)	10,554
Total other investments, at fair value	$28,022

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$61,310	$-	$61,310	$-
Derivatives	1,177	-	1,177	-
Equity securities	51	51	-
U.S. Government Agency debt	32	-	32
U.S. government agency MBS and CMOs	1	-	1	-
U.S. Treasury securities	71,386	71,386	-	-
Total trading securities sold, not yet purchased	$133,957	$71,437	$62,520	$-

Other investments, sold not yet purchased:
Derivatives	$78	$78	$-	$-
Total other investments, sold not yet purchased	$78	$78	$-	$-

(1)

 As a practical expedient, the Company uses NAV (or its equivalent) to measure the fair value of its investments in the U.S. Insurance JV, the SPAC Fund, and the CREO JV. The U.S. Insurance JV invests in USD denominated debt issued by small insurance and reinsurance companies.  The SPAC Fund invested in equity securities of SPACs.  The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans. According to ASC 820, these investments are not categorized within the valuation hierarchy.

The following provides a brief description of the types of financial instruments the Company holds, the methodology for estimating fair value, and the level within the valuation hierarchy of the estimate. The discussion that follows applies regardless of whether the instrument is included in investments-trading; other investments, at fair value; or trading securities sold, not yet purchased.

CLOs, CDOs, and ABS: CLOs, CDOs, and ABS are interests in securitizations. ABS may include, but are not limited to, securities backed by auto loans, credit card receivables, or student loans. When the Company is able to obtain independent market quotations from at least two broker-dealers and where a price within the range of at least two broker-dealers is used or market price quotations from third-party pricing services are used, these interests in securitizations will generally be classified within level 2 of the valuation hierarchy. These valuations are based on a market approach. The independent market quotations from broker-dealers are generally nonbinding. The Company seeks quotations from broker-dealers that historically have actively traded, monitored, issued, and been knowledgeable about the interests in securitizations. The Company generally believes  to the extent that it (i) receives two quotations in a similar range from broker-dealers knowledgeable about these interests in securitizations and (ii) considers the broker-dealers gather and utilize observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources, then classification within level 2 of the valuation hierarchy is appropriate. In the absence of two broker-dealer market quotations, a single broker-dealer market quotation may be used without corroboration of the quote, in which case the Company generally classifies the fair value within level 3 of the valuation hierarchy.

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

Equity Securities Without Readily Determinable Fair Value:  From time to time, the Company invests in equity securities that do not have a readily determinable fair value that also do not qualify for equity method accounting or the practical expedient for investments in investment companies which are measured at NAV.  In those cases, the Company utilizes the measurement alternative of ASC 321-10-35-2.  This alternative allows the Company to carry the investment at cost minus impairment.  If the Company observes a market transaction for an identical or similar instrument, it will adjust the carrying value of the equity security.  These securities are included as a component of other investments, at fair value.   When measured at fair value using an orderly observable market transaction, it will generally be classified as level 1 in the valuation hierarchy.  Otherwise, it will be classified as level 2.

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

Fair value receivables: The Company values these instruments using a model.  The main input is the risk-based cash flow discount rates.  In the case where the receivable is convertible into counterparty equity, additional inputs include the counterparty’s share price, volatility, and the risk free rate of return. The inputs to this model are observable so the Company classifies these securities within level 2 of the hierarchy.

Foreign Government Bonds: The fair value of foreign government bonds is estimated using valuations provided by third-party pricing services and classifies the fair value within level 2 of the valuation hierarchy.

Interests in SPVs: The Company values these instruments using a model.  The model first determines the value of the SPV's convertible note interest in the counterparty and then determines what portion of that fair value is allocable to the Company’s interest in the SPV.  The Company determines the fair value of the convertible note using a model which utilizes a Monte Carlo simulation.  The main inputs are the counterparty’s share price, volatility, risk free rate of return, and risk-based cash flow discount rates.  The inputs to this model are observable so the Company classifies these securities within level 2 of the hierarchy.

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

Share Forward Liabilities

Share forward liabilities are included as a component of other investments sold, not yet purchased in the Company's balance sheets.  The Company utilizes a model to value these instruments with observable inputs and considers these derivatives as level 2 within the fair value hierarchy.  See note 10.

Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of ASC 820 have been applied), which are measured at fair value on a recurring basis as of December 31, 2023 and 2022.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	December 31, 2023	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (a)	$4,783	$10,398	N/A	N/A
U.S. Insurance JV (b)	3,107	N/A	N/A	N/A
	$7,890

	December 31, 2022	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (a)	$6,568	$8,464	N/A	N/A
U.S. Insurance JV (b)	3,459	N/A	N/A	N/A
SPAC Fund (c)	527	NA	Quarterly after 1 year lock up	30 days
	$10,554

N/A – Not applicable.

(a)	The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans.
(b)	The U.S. Insurance JV invests in USD denominated debt issued by small and medium sized insurance and reinsurance companies.
(c)	The SPAC Fund invested in equity interests of SPACs.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company may, from time to time, enter into the following derivative instruments:

Equity Derivatives

A significant portion of the Company’s equity holdings are carried at fair value.  The Company hedges a portion of this exposure by entering into equity derivatives such as puts and short call options from time to time.  These derivative positions are carried at fair value as a component of other investments, at fair value and other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of  December 31, 2023 and December 31, 2022, the Company had no options. From time to time, the Company may also enter into forward purchase commitments for equity securities.

In addition, the Company may engage in advisory transactions that result in a receivable that can be paid in cash or a variable number of equity instruments.  In such instances, the Company would record the receivable as a component of other assets in its consolidated balance sheets and record the equity component as an embedded derivative.  All equity derivatives are carried at fair value as a component of other investments, at fair value or other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of  December 31, 2023 and December 31, 2022, the Company had no embedded equity derivatives.

The Company also hedges a portion of the exposure from these equity investments by entering into short trades.  These short trades are not treated as derivatives and are carried as a component of other investments sold, not yet purchased.  See note 8.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At December 31, 2023, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $592,000 and open TBA and other forward MBS sale agreements in the notional amount of $618,425. At December 31, 2022, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $535,000 and open TBA and other forward agency MBS sale agreements in the notional amount of $556,780.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time period, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price.  As of  December 31, 2023 and   December 31, 2022, the Company had no open forward purchase or sale commitments.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of December 31, 2023 and 2022, the Company had no outstanding foreign currency forward contracts.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) presented in the consolidated balance sheets as of December 31, 2023 and 2022.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Classification	December 31, 2023	December 31, 2022
TBAs and other forward agency MBS	Investments-trading	$7,470	$4,669
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(6,719)	(1,177)
Equity derivatives	Other investments, at fair value	1,447	-
Share forward liabilities	Other investments sold, not yet purchased, at fair value	(24,645)	-
		$(22,447)	$3,492

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

		For the Year Ended December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments Under ASC 815	Income Statement Classification	2023	2022	2021
TBAs and other forward agency MBS	Revenues-net trading	$3,933	$8,883	$7,460
Equity derivatives	Principal transactions and other income (loss)	603	-	(233)
Share forward liabilities	Principal transactions and other income (loss)	108,084	-	-
		$112,620	$8,883	$7,227

The share forward liabilities offset certain long positions included as a component of other investments, at fair value.  The offsetting long positions had income / (loss) of ( $83,707) and $0 for the twelve months ended December 31, 2023 and 2022, respectively.

Share Forward Arrangements

The Company has engaged in several transactions known as “share forward arrangements” (“SFAs”). In a typical SFA transaction, the Company acquires an interest in a publicly traded company (referred to as the “SFA Counterparty”) through open market purchases, direct acquisitions from the SFA Counterparty, or a combination thereof. These interests can take the form of unrestricted common shares, restricted common shares, equity derivatives, or fair value receivables. Upon acquiring these interests, the Company enters into an SFA derivative arrangement with the SFA Counterparty. In cases where the Company acquires its interests in the SFA Counterparty through open market purchases, the SFA generally requires an up-front payment to the Company from the SFA Counterparty. The amount of this up-front payment equals the cost the Company paid for our interests in the SFA Counterparty, less a shortfall amount in certain cases. To fund the shortfall portion of the initial investment, the Company will utilize available cash on hand or available financing. The SFA stipulates that the Company must make a payment to the SFA Counterparty on or subsequent to a certain maturity date. Depending on the terms of the SFA, this payment may be made in cash, by returning the interests the Company acquired in the SFA Counterparty, or through a combination of both. In some cases, the SFA requires the payment to be made exclusively in cash. Importantly, the SFA does not obligate the Company to hold the interests which it acquired in the SFA Counterparty. Following the execution of the SFA, the Company is free to sell the interests it acquired in the SFA Counterparty (assuming the interests themselves are not restricted from transfer). Additionally, SFAs generally include a feature whereby if the Company holds the interests it acquired in the SFA Counterparty until maturity or another agreed-upon date, the Company becomes eligible to receive an additional payment from the SFA Counterparty, either in cash or in additional interests in the SFA Counterparty. Such a payment is known as the “Maturity Consideration.” Furthermore, SFAs usually include a provision allowing the Company to terminate the SFA, either in whole or in part, before its maturity by making an agreed-upon payment based on an amount defined in the SFA (the “Reset Price”). The Reset Price may either remain fixed throughout the term of the SFA, or fluctuate based on certain calculations within the SFA. SFAs also impose various obligations on the SFA Counterparty, which may include registering a predetermined number of the interests in the SFA Counterparty (subject to the SFA) with the SEC, maintaining the listing of the SFA Counterparty securities on a national exchange, and/or that the closing price of the SFA Counterparty’s shares on the public exchange does not fall below a predetermined price for a specific period of time. If any of these SFA Counterparty obligations are breached or not satisfied, the Company  may have the right to terminate the SFA and accelerate the payment of the Maturity Consideration upon termination. The SFAs provide the right of set off in the case of Maturity Consideration, thereby allowing the Company to keep the interests we hold in the SFA Counterparty and offset the Maturity Consideration it is owed following termination of the applicable SFA.

The Company accounts for SFA transactions as follows:

●

The interests in public companies that it owns are carried at fair value. Refer to note 9 for further details on determining the fair value of unrestricted common shares, restricted common shares, equity derivatives, or fair value receivables.

●

The derivative obligation arising from the SFA is also carried at fair value. Fair value represents the amount the Company would need to pay to settle the SFA obligation at any reporting period date. If the SFA allows the Company multiple methods of settling the obligation, the Company will choose the most advantageous one to value the derivative obligation. In performing this calculation, only settlement methods contractually available to the Company at the reporting date will be considered (i.e., ones available at some future date will not be considered). For instance, if the Company may  terminate the SFA early by either returning common shares or making a cash payment based on the Reset Price, the liability will be valued at the lower of: (i) the fair value of the common shares and (ii) the cash amount based on the Reset Price.

●

The Company does not recognize any Maturity Consideration as revenue until it is earned under the contract, either by meeting the hold period requirement or due to a breach of obligation by the SFA Counterparty that enables the Company to terminate the SFA early.

●

In cases where the Company earns Maturity Consideration and the amount it is owed exceeds the fair value of the interest it owns that is available to offset, the Company will consider the probability of payment of the remaining Maturity Consideration based on the credit quality of the SFA Counterparty and general market conditions.  If the Company determines that the collection of the remaining Maturity Consideration owed is not probable, the Company will not record the unpaid portion.

The following table shows the carrying value of the assets and liabilities of SFA transactions as of the reporting period dates.

SHARE FORWARD ARRANGEMENTS

(Dollars in Thousands)

	December 31, 2023	December 31, 2022
Equity securities	$26,079	$-
Equity derivatives	1,447	-
Fair value receivables	6,278	-
Share forward liabilities	(24,645)	-
Net fair value of share forward arrangements	$9,159	$-

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

As of December 31, 2023 and 2022, the Company had liquidated all the collateral with the exception of $3,113 and $13,506, respectively, of residential mortgage loans.  These loans are carried at fair value and are included in investments-trading in the consolidated balance sheets. All of the remaining collateral was liquidated in 2024.

During the year ended December 31, 2022, the Company recorded a gross loss of $5,454 in connection with the FGMC reverse repo.  Of the $5,454 loss, $5,244 was recorded as a reduction in net trading revenue and $210 was recorded in professional fees and other operating expenses in the Company's statement of operations.  The Company has filed an unsecured claim under bankruptcy proceedings related to this loss, but does not expect to receive a material recovery. To the extent any recovery is received, the Company will recognize it on a cash basis as received, as a component of net trading revenue. In connection with the loss, the Company recorded a reversal of accrued incentive compensation of $1,753.  During the year ended December 31, 2022,  the net impact to earnings was $3,701. During the year ended December 31, 2023, the Company recorded an additional loss of $1,752, which was included as a component of net trading revenue related to the decline in fair value of the remaining collateral.

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

Repo Information

As of   December 31, 2023 and 2022, the Company held reverse repos of $408,408 and $437,692, respectively, and the fair value of securities and cash received as collateral under reverse repos was $415,057 and $440,681, respectively.

As of   December 31, 2023 and 2022, the Company had repos of $408,203 and $452,797, respectively, and the fair value of securities pledged as collateral under repos was $415,057 and $452,209, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

The total net revenue earned by the Company on its gestation repo business (net interest and fee revenue) was $16,068, $30,595, and $44,949, for the years ended December 31, 2023, 2022, and 2021, respectively.

ASC 210 provides the option to present reverse repo and repo on a net basis if certain netting conditions are met.   The Company presents all repo and reverse repo transactions as well as counterparty cash collateral (see notes 7 and 17) on a gross basis even if the underlying netting conditions are met.  The amounts in the table below are presented on a gross basis.

The following tables summarize the remaining contractual maturity of the gross obligations under repos accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown.  All amounts as well as counterparty cash collateral (see notes 7 and 17) are subject to master netting arrangements.

SECURED BORROWINGS
(Dollars in Thousands)
December 31, 2023

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
MBS (gestation repo)	$-	$408,203	$-	$-	$408,203

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
MBS (gestation repo)	$-	$408,408	$-	$-	$408,408

  The weighted average interest rate of the repurchase agreements outstanding as of December 31, 2023 was 6.10%. The weighted average interest rate of the reverse repurchase agreements outstanding as of December 31, 2023 was 6.92%.

SECURED BORROWINGS
(Dollars in Thousands)
December 31, 2022

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
MBS (gestation repo)	$-	$452,797	$-	$-	$452,797

Reverse Repurchase Agreements
Remaining Contractual Maturity of the Agreements
MBS (gestation repo)	$-	$437,692	$-	$-	$437,692

The weighted average interest rate of the repurchase agreements outstanding as of December 31, 2023 was 5.03%. The weighted average interest rate of the reverse repurchase agreements outstanding as of December 31, 2023 was 5.55%

Concentration

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

The gestation repo business has been and continues to be concentrated as to reverse repo counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of December 31, 2023 and 2022, the Company’s gestation reverse repos shown in the tables below represented balances from 7 and 8 counterparties, respectively.  The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

12.  INVESTMENTS IN EQUITY METHOD AFFILIATES

Equity method accounting requires that the Company record its investments in equity method affiliates on the consolidated balance sheets and recognize its share of the equity method affiliates’ net income as earnings in each reporting period. The Company elected to use the cumulative earnings approach for the distributions it receives from its equity method investments. Under the cumulative earnings approach, any distributions received up to the amount of cumulative earnings are treated as return on investment and classified in operating activities within the cash flows. Any excess distributions would be considered as return of investments and classified in investing activities.

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

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Insurance SPACs	Dutch Real Estate Entities	SPAC Sponsor Entities and Other	Total
December 31, 2020	$9,807	$3,312	$363	$13,482
Investments / advances	-	2,425	5,967	8,392
Distributions / repayments	(3,958)	-	(249)	(4,207)
Reclasses to (from)			(5,439)	(5,439)
Earnings / (loss) realized	(1,306)	(137)	37,453	36,010
December 31, 2021	4,543	5,600	38,095	48,238
Investments / advances	1,355	-	1,259	2,614
Distributions / repayments	-	-	(77)	(77)
Reclasses to (from)	-	-	(20,915)	(20,915)
Earnings / (loss) realized	(5,898)	(70)	(14,963)	(20,931)
December 31, 2022	-	5,530	3,399	8,929
Investments / advances	-	-	1,896	1,896
Distributions / repayments	-	-	(2,091)	(2,091)
Reclasses to (from)	-	-	(10,102)	(10,102)
Earnings / (loss) realized	-	334	15,275	15,609
December 31, 2023	$-	$5,864	$8,377	$14,241

Insurance SPACs represent the Company's consolidated subsidiaries' equity method investments in two sponsored insurance SPACs: (i)  INSU Acquisition Corp. II (“Insurance SPAC II”), which completed its $250 million IPO in September 2020 and closed its business combination on February 9, 2021 with Metromile, Inc., a digital insurance platform and pay-by-mile auto insurer ("MetroMile") (subsequently, MetroMile was acquired by Lemonade, Inc. (NASDAQ:LMND)), and (ii) INSU Acquisition Corp. III (Insurance SPAC III"), which completed its $218 million IPO in December 2020 and was liquidated in December 2022 without completing a business combination within the required time period.

Dutch Real Estate Entities includes: (i) Amersfoort Office Investment I Coöperatief U.A. (“AOI”), a company based in the Netherlands that invests in real estate, and (ii) CK Capital Partners B.V. (“CK Capital”), a company based in the Netherlands that manages investments in real estate.

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

	December 31, 2023	December 31, 2022
Total Assets	$628,495	$849,826

Liabilities	$329,661	$350,701
Equity allocable to the controlling interest	298,709	499,000
Noncontrolling interest	125	125
Total Equity	298,834	499,125
Total Liabilities & Equity	$628,495	$849,826

	Year Ended December 31,
	2023	2022	2021

Net income/(loss)	$17,858	$(100,481)	$221,053
Net income/(loss) attributable to the investee	$17,843	$(100,495)	$221,053

13. GOODWILL

Goodwill is comprised of the following.

GOODWILL
(Dollars in Thousands)

	December 31, 2023	December 31, 2022
AFN	$109	$109
Goodwill	$109	$109

The annual impairment testing date for AFN goodwill is October 1. The first testing date following the AFN Merger was October 1, 2010. The Company determined the goodwill was not impaired as of  2023, 2022, and 2021..  The Company concluded there was no triggering event for the goodwill related to AFN.

14. LEASES

As of December 31, 2023, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 5.0 years.  The weighted average discount rate for the leases was 4.71%. Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES
(Dollars in Thousands)

December 31, 2023
2024	$2,175
2025	1,799
2026	1,511
2027	1,519
2028	1,527
Thereafter	729
Total	9,260
Less imputed interest	(1,044)
Lease obligation	$8,216

During the twelve months ended December 31, 2023 and 2022, total cash payments of $2,700 and $2,285, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets.

In December 2023, the Company executed a second amendment ("Second Lease Amendment") to its 3 Columbus Circle LLC original lease agreement. The Second Lease Amendment provides for the Company to lease additional space in the building in conjunction with surrendering certain currently occupied premises. The Second Lease Amendment provides for the landlord, at its sole cost and expense and without charge to the Company, to perform certain work expressly set forth in the Second Lease Amendment. The commencement date for the new lease is defined in the Second Lease Amendment as the date the landlord delivers to the Company the additional space as defined in the Second Lease Amendment with the landlord's work substantially complete, which is anticipated to be before December 31, 2024.  The cash flow payments and related lease liability pertaining to the Lease Amendment are not included in the table and amounts presented above.  See note 28.

15. OTHER ASSETS

Other assets consisted of the following.

OTHER ASSETS
(Dollars in Thousands)

	December 31, 2023	December 31, 2022
Deferred costs	$-	$133
Prepaid expenses	1,328	1,325
Prepaid income taxes	235	-
Deposits	730	450
Furniture, equipment, and leasehold improvements, net	1,282	1,472
Intangible assets	166	166
Other assets	$3,741	$3,546

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

FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET
(Dollars in Thousands)

	Estimated Useful Lives (In Years)	December 31, 2023	December 31, 2022
Furniture and equipment	3 to 5	$3,448	$3,081
Leasehold improvements	5 to 10	560	553
		4,008	3,634
Accumulated depreciation		(2,726)	(2,162)
Furniture, equipment, and leasehold improvements, net		$1,282	$1,472

For the year ended December 31, 2023, the Company wrote off fully depreciated furniture, equipment, and leasehold improvements of $0.

The Company recognized depreciation and amortization expense of $563, $557, and $371 for the years ended December 31, 2023, 2022, and 2021, respectively, as a component of depreciation and amortization on the consolidated statements of operations, all of which represented depreciation of furniture, equipment, and leasehold improvements.

17. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	December 31, 2023	December 31, 2022
Accounts payable	$1,180	$891
Redeemable financial instrument accrued interest	90	-
Accrued income tax	-	70
Accrued interest payable	474	452
Accrued interest on securities sold, not yet purchased	725	1,561
Payroll taxes payable	2,118	1,565
Cash collateral held from repo and or reverse repo counterparties	-	4,301
Accrued expense and other liabilities	3,528	2,599
Accounts payable and other liabilities	$8,115	$11,439

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

Consolidated VIEs

The Company determined it was the primary beneficiary of several VIEs and therefore has consolidated them.  The following table provides certain summary information regarding the consolidated VIEs.

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$27	$19
Due from broker	461	-
Other investments, at fair value	34,129	-
Investment in equity method affiliates	2,638	23
Other investments sold, not yet purchased	(24,396)	-
Non-controlling interest	(9,604)	(15)
Investment in consolidated VIEs	$3,255	$27

The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in the consolidated VIEs shown in the table above.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value and investment in equity method affiliates in the consolidated balance sheets are unconsolidated investments in several VIEs.  In each case, the Company determined that it was not the primary beneficiary. The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  December 31, 2023 and 2022, there were $10,398 and $8,464, respectively, of unfunded investment commitments to VIEs in which the Company has invested.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the years ended December 31, 2023 and 2022 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2023 and 2022.  See table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 20) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at December 31, 2023 and 2022.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	December 31, 2023	December 31, 2022
Other investments, at fair value	$20,499	$10,554
Investments in equity method affiliates	5,739	3,376
Maximum Exposure	$26,238	$13,930

19.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in Thousands)

	December 31, 2023	December 31, 2022
JKD Investor	$7,868	$7,868
	$7,868	$7,868

JKD Capital Partners I LTD Amendments

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

On February 13, 2023, the Operating LLC and JKD Investor entered into a second amendment (the “JKD Second Amendment") to the JKD Investment Agreement. As a result of the JKD Second Amendment, effective as of January 1, 2023, the term “Team Expenses” (which expenses reduce the investment return amount payable to JKD Investor under the JKD Investment Agreement) in the JKD Investment Agreement was amended to mean an amount equal to (i) $150 per calendar quarter (or $600 per year), plus (ii) any direct expenses (as described in the JKD Investment Agreement). Prior to the JKD Second Amendment, the term “Team Expenses” in the JKD Investment Agreement was defined to mean an amount equal to (i) $175 per calendar quarter (or $700 per year), plus (ii) any direct expenses.

20. DEBT

DETAIL OF DEBT
(Dollars in Thousands)

Description	December 31, 2023	December 31, 2022	Interest Rate Terms	Interest (2)	Maturity
Non-convertible debt:
10.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	10.00%	January 2026

Junior subordinated notes (1):
Alesco Capital Trust I	28,125	28,125	Variable	9.65%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	9.74%	March 2035
Less unamortized discount	(22,909)	(23,601)
	25,216	24,524
Byline Bank	-	-	Variable	N/A	June 2024
Total	$29,716	$29,024

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of December 31, 2023 on a combined basis was 21.66% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

The 2020 Senior Notes

On January 31, 2020, the Operating LLC entered into the Original Purchase Agreement with the JKD Investor and RNCS. The JKD Investor is owned by Jack DiMaio, the vice chairman of the Company’s board of directors, and his spouse.  The note purchased by the JKD Investor is herein referred to as the JKD Note.

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

On January 31, 2022, the Operating LLC and JKD Investor entered into 2022 Purchase Agreement, pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor the Amended and Restated Note in the aggregate principal amount of $4,500, which Amended and Restated Note amended and restated the JKD Note in its entirety.  The 2022 Purchase Agreement contains customary representations and warranties on the part of each of JKD Investor and the Operating LLC. The Company used these proceeds to retire $2,250 of existing 2020 Senior Notes held by RNCS.

The Amended and Restated Note evidences Operating LLC’s obligation to repay to JKD Investor (i) the original principal amount of $2,250 paid by JKD Investor to the Operating LLC under the Original Purchase Agreement, plus (ii) the additional $2,250 paid by JKD Investor to the Operating LLC under the 2022 Purchase Agreement. Pursuant to the Amended and Restated Note, which is substantially identical to the JKD Note, the unpaid principal amount and all accrued but unpaid interest thereunder would be due and payable in full on January 31, 2024; provided, that, at any time after January 31, 2023 and prior to January 31, 2024, the holder of the Amended and Restated Note could, with at least 31 days’ prior written notice from the holder to the Operating LLC, declare the entire unpaid principal amount outstanding and all interest accrued and unpaid on the Amended and Restated Note to be immediately due and payable.

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

On January 5, 2024, the Operating LLC and JKD Investor entered into an amendment to the Amended and Restated Note, pursuant to which the Amended and Restated Note was amended to (a) extend (i) the maturity date thereof from January 31, 2024 to January 31, 2026, (ii) the date following which the Amended and Restated Note may be redeemed by JKD Investor from January 31, 2023 to January 31, 2025, and (iii) the date following which the Amended and Restated Note may be prepaid by the Operating LLC from January 31, 2023 to January 31, 2025; and (b) increase the interest rate payable under the Amended and Restated Note from 10% per annum to 12% per annum effective as of January 31, 2024.  See note 4.

The 2017 Convertible Note

The 2017 Convertible Note had a par value of $15,000 and bore interest at 8% per annum and was held by the DGC Trust, a trust established by Daniel G. Cohen. Daniel G. Cohen is the executive chairman of the Company’s board of directors and executive chairman of the board of managers of the Operating LLC.  Pursuant to the DGC Trust’s governing documents, Daniel G. Cohen has the ability to acquire at any time any of the DGC Trust’s assets, including the units of membership interests, by substituting other property of an equivalent value without the approval or consent of any person, including any trustee or beneficiary of the DGC Trust.

The 2017 Convertible Note was convertible into Operating LLC units at a price of $1.45 per unit (the equivalent of $14.50 per common share).  On March 20, 2022, the DGC Trust elected to convert the 2017 Convertible Note into an aggregate of 10,344,827 units of membership interests in the Operating LLC at the conversion rate specified in the 2017 Convertible Note of $1.45 per unit. See notes 21 and 31. As a result of such conversion, the 2017 Convertible Note was cancelled in its entirety.

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

The junior subordinated notes are payable to two special purpose trusts:

1. Alesco Capital Trust I: $28,995 in aggregate principal amount issued in June 2007.  The notes mature on July 30, 2037 and may be called by the Company at any time. While LIBOR was still being published, the notes accrued interest payable quarterly at a floating interest rate equal to 90-day LIBOR plus 400 basis points per annum.  LIBOR ceased being published effective June 30, 2023. Subsequent to LIBOR no longer being published, the notes accrue interest at 90-day SOFR plus 426.161 basis points per annum.  All principal is due at maturity. Alesco Capital Trust I simultaneously issued 870 shares of Alesco Capital Trust I’s common securities to the Company for a purchase price of $870, which constitutes all of the issued and outstanding common securities of Alesco Capital Trust I.

2. Sunset Financial Statutory Trust I (“Sunset Financial Trust”): $20,619 in aggregate principal amount issued in March 2005. The notes mature on March 30, 2035. While LIBOR was still being published, the notes accrued interest payable quarterly at a floating rate of interest of 90-day LIBOR plus 415 basis points. LIBOR ceased being published effective June 30, 2023.  Subsequent to LIBOR no longer being published, the notes accrue interest at 90-day SOFR plus 441.161 basis points per annum.  All principal is due at maturity. Sunset Financial Trust simultaneously issued 619 shares of Sunset Financial Trust’s common securities to the Company for a purchase price of $619, which constitutes all of the issued and outstanding common securities of Sunset Financial Trust.

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

The PPP Loan was evidenced by a promissory note between the Company and FT Financial. The PPP Loan bore interest at a fixed rate of 1% per year, with the first six months of interest deferred, had a term of two years, and could be prepaid at any time without payment of any premium.  The PPP Loan was unsecured but guaranteed by the U.S. Small Business Association. On September 23, 2020, the Company applied for forgiveness of the PPP Loan.  On June 21, 2021, the Company received notification that the U.S. Small Business Administration, as administrator of the PPP, had approved the Company’s PPP Loan forgiveness application for $2,127 and all accrued interest on the PPP Loan, leaving the Company with a remaining PPP Loan balance of $39. The PPP Loan forgiveness was recorded to other non-operating income on the consolidated statements of operations and comprehensive income.  The Company repaid the remaining balance, plus accrued interest, on June 25, 2021, at which point the PPP Loan balance was reduced to zero.

Byline Bank Line of Credit

On October 28, 2020, the Company entered into an unsecured line of credit with Byline Bank, as lender, and JVB, as borrower (the "Byline Credit Facility").  From October 28, 2020 to December 31, 2023, the Company and Byline Bank have entered into several amendments that changed the terms such as: (i) interest rate; (ii) total line of credit; (iii) financial covenants; and (iv) maturity dates.  During that period, the Company complied with all financial covenants and all payment terms of the line of credit. There were no defaults or events of default.

Effective as of December 31, 2023, the Byline Credit Facility consists of single $15,000 unsecured line of credit under which JVB is the borrower and which is guaranteed by the Company, the Operating LLC, JVB Holdings, JVB, and C&Co PrinceRidge Holdings, LP.

Loans under the Byline Credit Facility will bear interest at a per annum rate equal to the standard overnight financing rate (“SOFR”) plus 6.0%, provided that in no event can the interest rate be less than 7.0%. The Company is required to pay on a quarterly basis an undrawn commitment fee at a per annum rate equal to 0.50% of the undrawn portion of Byline Bank’s $15,000 commitment under the Byline Credit Facility.

The Company is also required to pay on each anniversary, a commitment fee at a per annum rate equal to 0.50% of the $15,000 commitment under the Byline Credit Facility.  Loans under the Byline Credit Facility must be used by the Company for working capital purposes and general liquidity. The Company may request a reduction in Byline Bank’s $15,000 commitment in a minimum amount of $1,000 and multiples of $500 thereafter upon not less than five days’ prior notice to the Lender.  The Company may draw on the facility until June 18, 2024.  Loans (both principal and interest) made by Byline Bank under the amended and restated agreement are scheduled to mature and become immediately due and payable in full on June 18, 2024.

The Company is subject to the following financial covenants in the Byline Credit Facility.  As of December 31, 2023, the Company is in compliance with all of these financial covenants.

1.	JVB’s tangible net worth as defined must exceed $70,000.
2.	JVB's excess net capital as defined in Rule 15c3-1 must exceed $40,000.
3.	The total amount drawn on the facility must not exceed 25% of JVB's tangible net worth as defined.

As of   December 31, 2023 and 2022, no amounts were outstanding under the Byline Credit Facility, and the Company was in compliance with all financial covenants.

Deferred Financing

The Company incurred $1,400 of deferred financing costs associated with the issuance of the 2017 Convertible Note.  These amounts were initially recorded as a discount on debt and were amortized to interest expense over the life of the notes under the effective interest method.

The Company also incurred $410 of deferred financing costs associated with the Byline Credit Facility.   These costs were initially recorded as a component of other assets and were amortized to interest expense over the life of the line of credit using the straight-line method.

The Company recognized interest expense from deferred financing costs of  $222, $185, and $471 for the years ended December 31, 2023, 2022, and 2021, respectively.

Interest Expense, Net

Interest expense incurred is shown in the table below by instrument for the years ended December 31,  2023, 2022, and 2021.

INTEREST EXPENSE
(Dollars in Thousands)

	Year Ended December 31,
	2023	2022	2021
Junior subordinated notes	$5,247	$3,442	$2,601
2020 Senior Notes	450	458	540
2017 Convertible Note	-	327	1,534
2013 Convertible Notes / 2019 Senior Notes	-	-	211
Byline Bank	338	247	435
Redeemable Financial Instrument - DGC Trust / CBF	-	-	197
Redeemable Financial Instrument - JKD Capital I LTD	491	508	1,715
	$6,526	$4,982	$7,233

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

Preferred Stock

Series C Junior Participating Preferred Stock: Series C Junior Participating Preferred Stock (“Series C Preferred Stock”) was authorized by the Company’s board of directors in connection with the Stockholder Rights Plan discussed below. The Series C Preferred Stock has a par value of $0.001 per share and 10,000 shares were authorized as of December 31, 2023 and 2022.  The holders of Series C Preferred Stock are entitled to receive, when, as, and if declared by the Company’s board of directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September, and December in each year commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series C Preferred Stock. Dividends accrue and are cumulative. The holder of each share of Series C Preferred Stock is entitled to 10,000 votes on all matters submitted to a vote of the Company’s stockholders. Holders of Series C Preferred Stock are entitled to receive dividends, distributions or distributions upon liquidation, dissolution, or winding up of the Company in an amount equal to $100,000 per share of Series C Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions, whether or not declared, prior to payments made to holders of shares of stock ranking junior to the Series C Preferred Stock. The shares of Series C Preferred Stock are not redeemable. There were no shares of Series C Preferred Stock issued and outstanding as of December 31, 2023 and 2022.

Series E Voting Non-Convertible Preferred Stock:  Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof, to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every 10 shares of Series E Preferred Stock, the holders thereof are entitled to one vote on any such matter. Daniel G. Cohen, the Company’s executive chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock outstanding as of December 31, 2023. The Series E Preferred Stock held by Daniel G. Cohen gives him the same voting rights he would have if all of the Operating LLC units of membership interests held by him were exchanged for Common Stock on a ten for one basis and effectively gives him voting rights at the Company in the same proportion as his economic interest (as his units of membership interests of the Operating LLC do not carry voting rights at the Company level).  The Series E Preferred Stock effectively enables Daniel G. Cohen to exercise approximately 10.8% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2023 (in addition to the voting power he holds through his common share ownership and Series F Preferred Stock (defined below).  The terms of the Series E Preferred Stock provide that, if the Company causes the redemption of or otherwise acquires any of the Operating LLC units owned by Daniel G. Cohen as of May 9, 2013, then the Company will redeem an equal number of shares of Series E Preferred Stock.  The Series E Preferred Stock is otherwise perpetual. As of December 31, 2023, there were 4,983,557 shares of Series E Preferred Stock issued and outstanding. See Non-Controlling Interest — Future Conversion / Redemption of Operating LLC Units below.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible (“Series F Preferred Stock”).  In conjunction with SPA, the Company issued 12,549,273 Series F Preferred Stock to Daniel G. Cohen and 9,880,268 Series F Preferred Stock to the DGC Trust.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote, together as a single class on all matters with respect to which a vote of the stockholders of the Corporation is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to one (1) vote for every ten (10) shares of Series F Preferred Stock on each matter submitted to the Holders for their vote.  The Series F Preferred Stock held by Daniel G. Cohen and the DGC Trust give them the same voting rights they would have if all of the Operating LLC units of membership interests held by each were exchanged for Common Stock on a ten for one basis and effectively gives Daniel G. Cohen and the DGC Trust voting rights at the Company in the same proportion as their economic interest (as units of membership interests of the Operating LLC do not carry voting rights at the Company level).  The Series F Preferred Stock effectively enable Daniel G. Cohen  and the DGC Trust to exercise approximately 48.4% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2023 (in addition to the voting power held through his common share ownership and Series E Preferred Stock ownership).  As of December 31, 2023, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.

Together, the Series E and Series F Preferred Stock enables Daniel G. Cohen and the DGC Trust to exercise approximately 59.1% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2023, in addition to the voting power held through Mr. Cohen’s common share ownership.

Stockholder Rights Plan

On January 2, 2024, the Company entered into a Section 382 Rights Agreement (the “Rights Agreement”) between the Company and Computershare Inc., as rights agent (the “Rights Agent”).

The Rights Agreement provides for a distribution of one preferred stock purchase right (each, a “Right,” and collectively, the “Rights”) for each share of the Company’s Common Stock outstanding to stockholders of record at the close of business on January 16, 2024 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company a unit (a “Unit”) consisting of one ten-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), at a purchase price of $100.00 per Unit (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.

The Company’s board of directors adopted the Rights Agreement in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its net operating loss and net capital loss carry forwards (the “deferred tax assets”) to reduce potential future federal income tax obligations. The Company has experienced substantial operating and capital losses, and under the Internal Revenue Code of 1986, as amended (the “Code”), and rules promulgated by the Internal Revenue Service, the Company may “carry forward” these losses in certain circumstances to offset any current and future earnings and thus reduce the Company’s federal income tax liability, subject to certain requirements and restrictions. To the extent that the deferred tax assets do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of deferred tax assets, and therefore these deferred tax assets could be a substantial asset to the Company. However, if the Company experiences an “Ownership Change,” as such term is defined in Section 382 of the Code, its ability to use the deferred tax assets will be substantially limited, and the timing of the usage of the deferred tax assets could be substantially limited and/or delayed, which could therefore significantly impair the value of those assets.

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

Pursuant to the Rights Agreement, an “Exempted Person” is any person or entity who, together with all affiliates and associates of such person or entity, is or may become, as of January 2, 2024, the beneficial owner of Common Stock and/or other securities exercisable for shares of Common Stock representing 4.95% or more of the shares of Common Stock outstanding as of January 2, 2024. However, any such person or entity will no longer be deemed to be an Exempted Person and shall be deemed an Acquiring Person under the Rights Agreement if such person or entity, together with all affiliates and associates of such person or entity, becomes the beneficial owner (and so long as such person continues to be the beneficial owner of 4.95% or more of the then outstanding shares of Common Stock) of additional shares of Common Stock, except (x) pursuant to equity compensation awards granted to such person or entity by the Company or options or warrants outstanding and beneficially owned by such person or entity as of January 2, 2024, or as a result of an adjustment to the number of shares of Common Stock represented by such equity compensation award pursuant to the terms thereof; or (y) as a result of a stock split, stock dividend or the like. In addition, any person or entity who, together with all affiliates and associates of such person or entity, becomes the beneficial owner of Common Stock and/or other securities exercisable for shares of Common Stock representing 4.95% or more of the shares of Common Stock then outstanding as a result of a purchase by the Company or any of its subsidiaries of shares of Common Stock will also be an “Exempted Person.” However, any such person will no longer be deemed to be an Exempted Person and will be deemed to be an Acquiring Person if such person, together with all affiliates and associates of such person, becomes the beneficial owner, at any time after the date such person became the beneficial owner of 4.95% or more of the then outstanding shares of Common Stock, of additional shares of Common Stock, except if such additional securities are acquired (x) pursuant to the exercise of options or warrants to purchase Common Stock outstanding and beneficially owned by such person as of the date such person became the beneficial owner of 4.95% or more of the then outstanding shares of Common Stock or as a result of an adjustment to the number of shares of Common Stock for which such options or warrants are exercisable pursuant to the terms thereof, or (y) as a result of a stock split, stock dividend or the like.

In addition, the Rights Agreement defined the term “Exempted Person” to also include any person or entity who, together with all affiliates and associates of such person or entity, is the beneficial owner of Common Stock and/or other securities exercisable for shares of Common Stock representing 4.95% or more of the shares of Common Stock outstanding, and whose beneficial ownership would not, as determined by the Company’s board of directors, jeopardize or endanger the availability of the Company of its deferred tax assets. However, any such person or entity will cease to be an Exempted Person if (x) such person or entity ceases to beneficially own 4.95% or more of the shares of the then outstanding Common Stock or (y) the Company’s board of directors makes a contrary determination with respect to the effect of such person’s or entity’s beneficial ownership (together with all affiliates and associates of such person) with respect to the availability to the Company of its deferred tax assets.

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

The Rights are not exercisable until the Distribution Date and will expire on the earliest of (i) the close of business on December 31, 2026, (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement, (iii) the time at which the Rights are exchanged pursuant to the Rights Agreement, (iv) the repeal of Section 382 of the Code or any successor statute if the Company’s board of directors determines that the Rights Agreement is no longer necessary or desirable for the preservation of certain tax benefits, and (v) the beginning of a taxable year of the Company to which the Company’s board of directors determines that certain tax benefits may not be carried forward. At no time will the Rights have any voting power.

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

Notwithstanding any of the foregoing, following the occurrence of a person or entity becoming an Acquiring Person (a “Flip-In Event”), all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by such Acquiring Person will be null and void.

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

Other than those provisions relating to the principal economic terms of the Rights, any of the provisions of the Rights Agreement  may be amended by the Company’s board of directors prior to the Distribution Date. After the Distribution Date, the provisions of the Rights Agreement  may be amended by the Company’s board of directors in order to cure any ambiguity, to make changes which do not adversely affect the interests of holders of Rights (excluding the interests of any Acquiring Person), or to shorten or lengthen any time period under the Rights Agreement; provided, however, that no amendment to adjust the time period governing redemption shall be made at such time as the Rights are not redeemable.

Net Share Settlement of Restricted Stock

The Company may net share settle equity-based awards for the payment of employees’ tax obligations to taxing authorities related to the vesting of such equity-based awards. The total shares withheld and retired are based on the value of the restricted award on the applicable vesting date as determined by the Company’s closing stock price. These net share settlements reduce the number of shares that would have otherwise been issued as a result of the vesting and do not represent an expense to the Company.

Repurchases of Shares and Retirement of Treasury Stock

On December 21, 2020, the Company entered into a  letter agreement (the" Letter Agreement" ) with Piper Sandler & Co. (the "Agent").  The Letter Agreement authorized the Agent to use reasonable efforts to purchase, on the Company's behalf, up to an aggregate maximum amount of $1,000 of Common Stock on any day that the NYSE American Stock Exchange was open for business. The Letter Agreement was effective from December 23, 2020 until July 28, 2021, at which time the aggregate maximum purchase authorization was reached. Pursuant to the 10b5-1 Plan, purchases of Common Stock may be made in public and private transactions and must comply with Rule 10b-18 under the Exchange Act.  The 10b5-1 Plan was designed to comply with Rule 10b5-1 under the Exchange Act.

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

During the year ended December 31, 2021, the Company sold 300,859 shares in the open market pursuant to the Equity Distribution Agreement for a total net sale price of $9,076. No shares were sold under the Equity Agreement during the year ended December 31, 2022.

On October 5, 2023, the Company entered into an equity distribution agreement (the “2023 Equity Agreement”) with the Sales Agent relating to the ATM Program, pursuant to which the Company is permitted to sell an aggregate of up to $4,712 in Shares, which represents one-third of the value of the Common Stock held by non-affiliates of the Company.

The Equity Agreement and the 2023 Equity Agreement include customary representations, warranties and covenants by the Company and customary obligations of the parties and termination provisions. The Company has agreed to indemnify the Sales Agent against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the Sales Agent may be required to make with respect to any of those liabilities. The Company will pay the Sales Agent for sales of its common stock a commission of 2.5% of the gross offering proceeds of the Shares sold through the Sales Agent pursuant to the Equity Agreement.

In connection with the Company's execution of the 2023 Equity Agreement, the Equity Agreement dated December 1, 2020 was terminated. No shares were sold under the 2023 Equity Agreement during the year ended December 31, 2023.

Dividends and Distributions

During the year ended December 31, 2023, the Company paid cash dividends of $1.00 per common share. During the year ended  December 31, 2022, the Company paid cash dividends of $1.75, which included a special cash dividend of $0.75 per share paid on April 5, 2022. During the year ended December 31, 2021, the Company declared and paid cash dividends of $0.50 per common share.

In the aggregate, during 2023, 2022, and 2021, the Company paid cash dividends on its outstanding Common Stock in the amount of $1,750, $2,558, and $671, respectively. Pro-rata distributions were made to the other members of the Operating LLC upon the payment of dividends to the Company’s stockholders. During 2023, 2022, and 2021, the Company paid cash distributions of $4,344, $6,485, and $2,103, respectively, to the holders of the non-controlling interest (that is, the members of the Operating LLC other than Cohen & Company Inc.).

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

Shares Outstanding of Stockholders’ Equity of the Company

The following table summarizes share transactions that occurred in stockholders’ equity during the years ended December 31, 2023, 2022, and 2021.

ROLLFORWARD OF SHARES OUTSTANDING OF
COHEN & COMPANY INC.

	Common Stock	Restricted Stock	Total
December 31, 2020	1,038,963	286,566	1,325,529
Issuance of shares	300,859	-	300,859
Issuance as equity-based compensation	-	142,376	142,376
Vesting of shares	62,649	(62,649)	-
Shares withheld for employee taxes	(21,777)	-	(21,777)
Forfeiture / cancellation of restricted stock	-	-	-
Repurchase and retirement of common stock	(49,544)	-	(49,544)
December 31, 2021	1,331,150	366,293	1,697,443
Issuance of shares	-	-	-
Issuance as equity-based compensation	-	92,400	92,400
Vesting of shares	117,634	(117,634)	-
Shares withheld for employee taxes	(15,501)	-	(15,501)
Forfeiture / cancellation of restricted stock	-	-	-
Repurchase and retirement of common stock	-	-	-
December 31, 2022	1,433,283	341,059	1,774,342
Issuance of shares	-	-	-
Issuance as equity-based compensation	-	143,900	143,900
Vesting of shares	113,301	(113,301)	-
Shares withheld for employee taxes	(20,328)	-	(20,328)
Forfeiture / cancellation of restricted stock	-	(4,167)	(4,167)
Repurchase and retirement of common stock	-	-	-
December 31, 2023	1,526,256	367,491	1,893,747

Convertible Non-Controlling Interest

Voting Proxy

Effective  December 30, 2019, the Company, Daniel G. Cohen, and the DGC Trust entered in an agreement whereby if the Company owns a number of units of membership interests in the Operating LLC representing less than a majority of the votes entitled to be cast at any meeting or any other circumstances upon which a vote, agreement, consent (including unanimous written consents), or other approval is sought from the holders of units of membership interests in the Operating LLC (each, a “Meeting”), then for so long as the Company owns a number of units of membership interests in the Operating LLC representing less than a majority of the votes entitled to be cast at any Meeting, Daniel G. Cohen and the DGC Trust have agreed to grant a voting proxy to the Company pursuant to which the Company may vote at any Meeting the number of units of membership interests in the Operating LLC owned by Daniel G. Cohen and the DGC Trust necessary to give the Company a majority of the votes at such Meeting. This agreement gives the Company a controlling vote on all matters of the Operating LLC even though the Company's economic interest in the Operating LLC is less than 50%.

On September 25, 2020, the agreement was amended to provide that the voting proxy shall be revoked in the event that Daniel G. Cohen and/or his affiliates cease to beneficially own a majority of the voting securities of the Company. See notes 21 and 31.

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

ROLLFORWARD OF UNITS OUTSTANDING OF
THE OPERATING LLC

	Cohen & Company Inc.	Daniel G. Cohen	DGC Trust	Others	Total
December 31, 2020	10,389,624	18,076,275	9,880,268	72,088	38,418,255
Issuance of Units under UIS Agreement, net	3,417,310	-	-	-	3,417,310
Issuance of Units as equity compensation	-	-	-	-	-
Vesting of units	-	529,040	-	10	529,050
Repurchase and retirement of Common Stock	(495,440)	-	-	-	(495,440)
December 31, 2021	13,311,494	18,605,315	9,880,268	72,098	41,869,175
Issuance of Units under UIS Agreement, net	1,021,330	-	-	-	1,021,330
Issuance of Units as equity compensation	-	-	-	-	-
Vesting of units	-	751,540	-	-	751,540
Issuance of units under 2017 Convertible Note	-	-	10,344,827	-	10,344,827
December 31, 2022	14,332,824	19,356,855	20,225,095	72,098	53,986,872
Issuance of Units under UIS Agreement, net	929,730	-	-	-	929,730
Issuance of Units as equity compensation	-	-	-	-	-
Vesting of units	-	967,830	-	470,330	1,438,160
Redemption of convertible non-controlling interest units	-	(479,380)	-	(470,330)	(949,710)
December 31, 2023	15,262,554	19,845,305	20,225,095	72,098	55,405,052

The following table presents the impact to equity from Cohen & Company Inc.’s ownership interest in the Operating LLC.

	For the Year Ended December 31,
	2023	2022	2021
Net income / (loss) attributable to Cohen & Company Inc.	$(5,113)	$(13,389)	$11,808
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc.'s paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	636	(338)	(1,929)
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from non-controlling interest	$(4,477)	$(13,727)	$9,879

Detail of Non-Controlling Interest

ROLLFORWARD OF NON-CONTROLLING INTERESTS
(Dollars in Thousands)

	Operating LLC	Insurance SPACs Sponsor Entities	Other Consolidated Subsidiaries	Total
December 31, 2020	$29,723	$26,397	$1,408	$57,528
Non-controlling interest share of (loss)	26,656	20,589	14,985	62,230
Other comprehensive income	(170)	-	-	(170)
Acquisition / (surrender) of additional units of consolidated subsidiary	1,939	-	-	1,939
Equity-based compensation	1,859	13,068	-	14,927
Shares withheld for employee taxes	(276)	-	-	(276)
Dividends/distributions to convertible non-controlling interest	(2,103)	-	-	(2,103)
Non-convertible non-controlling interest investment	-	7	17,088	17,095
Non-convertible non-controlling interest distributions	-	(55,253)	(6,425)	(61,678)
December 31, 2021	$57,628	$4,808	$27,056	$89,492
Non-controlling interest share of (loss)	(22,078)	(4,808)	(18,395)	(45,281)
Other comprehensive income	(152)	-	-	(152)
Acquisition / (surrender) of additional units of consolidated subsidiary	334	-	-	334
Equity-based compensation	3,181	-	-	3,181
Shares withheld for employee taxes	(158)	-	-	(158)
Dividends/distributions to convertible non-controlling interest	(6,485)	-	-	(6,485)
Convertible non-controlling interest investment	15,000	-	-	15,000
Non-convertible non-controlling interest investment	-	-	9	9
Non-convertible non-controlling interest distributions	-	-	(8,653)	(8,653)
December 31, 2022	$47,270	$-	$17	$47,287
Non-controlling interest share of (loss)	(4,078)	-	19,590	15,512
Other comprehensive income	61	-	-	61
Acquisition / (surrender) of additional units of consolidated subsidiary	(622)	-	-	(622)
Equity-based compensation	3,184	-	-	3,184
Shares withheld for employee taxes	(127)	-	-	(127)
Dividends/distributions to convertible non-controlling interest	(4,344)	-	-	(4,344)
Redemption of convertible non-controlling interest units	(834)	-	-	(834)
Non-convertible non-controlling interest investment	-	-	39	39
Non-convertible non-controlling interest distributions	-	-	(10,041)	(10,041)
December 31, 2023	$40,510	$-	$9,605	$50,115

22. EQUITY-BASED COMPENSATION

The following table summarizes the amounts the Company recognized as equity-based compensation expense including restricted stock, restricted units, membership units of consolidated sponsor entities and stock options. These amounts are included as a component of compensation and benefits in the consolidated statements of operations. The remaining unrecognized compensation expense related to unvested awards at December 31, 2023 was $10,719 and the weighted average period of time over which this expense will be recognized is approximately 1.8 years.

EQUITY-BASED COMPENSATION INCLUDED IN COMPENSATION AND BENEFITS
(Dollars in Thousands)

	For the Year Ended December 31,
	2023	2022	2021
Equity based compensation expense	$4,391	$4,390	$15,718
Non equity-based compensation expense	47,701	45,900	69,330
Total compensation and benefits	$52,092	$50,290	$85,048

The following table summarizes the equity-based compensation by plan.  Each plan is discussed in detail below.

DETAIL OF EQUITY-BASED COMPENSATION BY PLAN
(Dollars in Thousands)

	For the Year Ended December 31,
	2023	2022	2021
Restricted Stock or Units - 2006/2010 Plans	$-	$21	$291
Restricted Stock or Units - 2020 Plan	4,391	4,369	2,359
Membership interests in consolidated sponsor entities	-	-	13,068
Total equity-based compensation expense	$4,391	$4,390	$15,718

The Company’s 2020 Long-Term Incentive Plan – Restricted Common Stock, Restricted Units and Stock Options

On April 7, 2020, the board of directors of the Company adopted a long-term incentive plan (the “2020 Long Term Incentive Plan”), which was approved by the Company’s stockholders at the Company’s annual meeting on June 18, 2020. On April 1, 2021 and June 9, 2021, the board of directors and the Company stockholders, respectively, approved Amendment No. 1 to the 2020 Long-Term Incentive Plan, which increased the maximum number of shares of common stock available for issuance under the 2020 Long-Term Incentive Plan from 600,000 shares of common stock to 1,200,000 shares of common stock. On March 28, 2022 and June 2, 2022, the board of directors and the Company stockholders, respectively, approved Amendment No. 2, which increased, the maximum number of shares of common stock available for issuance under the 2020 Long-Term Incentive Plan, as amended, from 1,200,000 shares of common stock to 1,900,000 shares of common stock.  As of  December 31, 2023,579,391 shares remain available to be issued under the Company's 2020 Long-term Incentive Plan. No award may be granted under the 2020 Long Term Incentive Plan after April 7, 2030.

The Company's 2010 Long- Term-Incentive Plan and the AFN 2006 Equity Plan expired in 2020 and there are no shares available to be issued under these plans.

Membership Interests of Consolidated Sponsor Entities

Employees sometimes invest in the membership interests of consolidated SPAC sponsor entities.  Because these entities are consolidated and the employees are investing in the consolidated company's non-controlling interest, these equity interests fall under FASB ASC 718.  Generally, the employee invests a de minimis amount and receives an allocation of the founder shares held by the sponsor entity.  The investment generally does not have any explicit vesting criteria associated with it.  Generally, the employee's investment will be worthless if the SPAC in which the sponsor entity has invested is liquidated and it will become worth something if the SPAC completes its business combination.  Therefore, the Company treats these grants as having a performance condition (i.e. the completion of the SPAC business combination).  Further, at the time of the investments, the Company treats this performance condition as being non-probable.  The effect of this is that the Company records no expense related to these investments until (and only if) the business combination is completed.  Upon completion of the business combination, the Company records compensation expense in an amount equal to the fair value of the grant.  The fair value of the grant is equal to the public trading price of the SPAC on the grant date adjusted for certain sale restrictions imposed on the shares the employee receives (generally, the shares are restricted for sale for some time period and subject to certain hurdle prices before they become freely tradeable).

RESTRICTED STOCK - SERVICE BASED VESTING

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at January 1, 2021	286,566	$14.23
Granted	142,376	17.94
Vested	(62,649)	7.59
Unvested at December 31, 2021	366,293	16.80
Granted	92,400	11.13
Vested	(117,634)	14.08
Unvested at December 31, 2022	341,059	16.17
Granted	143,900	7.57
Vested	(113,301)	17.18
Forfeiture	(4,167)	(11.65)
Unvested at December 31, 2023	367,491	12.54

OPERATING LLC RESTRICTED UNITS - SERVICE BASED VESTING

	Number of Restricted Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2021	2,783,080	$1.46
Granted	4,617,000	2.07
Vested	(529,050)	0.62
December 31, 2021	6,871,030	1.46
Granted	422,000	1.93
Vested	(751,540)	0.85
Unvested at December 31, 2022	6,541,490	1.35
Granted	422,000	0.68
Vested	(1,438,160)	1.97
Unvested at December 31, 2023	5,525,330	$1.82

During the years ended December 31, 2023, 2022, and 2021, the total fair value of all equity awards vested in each year based on the fair market value of the Common Stock on the vesting date was $2,249, $2,899, and $1,999, respectively.

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

SPONSOR ENTITY MEMBERSHIP UNITS - PERFORMANCE BASED VESTING

	Membership Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2021	3,272,500	$9.98
Granted	-	-
Vested	(1,309,000)	9.99
Forfeited	(231,000)	9.99
December 31, 2021	1,732,500	9.97
Granted	-	-
Vested	-	-
Forfeited	(1,732,500)	9.97
Unvested at December 31, 2022	-	-
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2023	-	$-

During the years ended December 31, 2023, 2022, and 2021, the total fair value of all equity awards vested in each year based on the fair market value of the membership units on the vesting date was $0, $0, and $13,361, respectively.

23. INCOME TAXES

Cohen & Company Inc. is treated as a C corporation for United States federal income tax purposes. The components of income tax expense (benefit) included in the consolidated statements of operations for each year presented herein are shown in the table below.

INCOME TAX EXPENSE
(Dollars in Thousands)

	For the Year Ended December 31,
	2023	2022	2021
Current income tax expense (benefit)
Federal income tax expense (benefit)	$-	$-	$-
Foreign income tax expense (benefit)	120	198	188
State and local income tax expense (benefit)	71	17	387
	191	215	575
Deferred income tax expense (benefit)
Federal income tax expense (benefit)	3,205	4,634	(530)
Foreign income tax expense (benefit)	-	-	-
State and local income tax expense (benefit)	2,149	(55)	(3,586)
	5,354	4,579	(4,116)

Total	5,545	4,794	(3,541)

The components of income (loss) before income taxes are shown below.

INCOME (LOSS) BEFORE INCOME TAXES
(Dollars in Thousands)

	For the Year Ended December 31,
	2023	2022	2021
Domestic	$15,705	$(54,749)	$69,791
Foreign	239	873	706
Total	$15,944	$(53,876)	$70,497

The Company had prepaid taxes of $235 and $0 in the consolidated balance sheet as of December 31, 2023 and 2022, respectively.

The expected income tax expense /(benefit) using the federal statutory rate differs from income tax expense / (benefit) pertaining to pre-tax income / (loss) as a result of the following for the years ended December 31, 2023, 2022, and 2021.

INCOME TAX RATE RECONCILIATION
(Dollars in Thousands)

	For the Year Ended December 31,
	2023	2022	2021
Federal statutory rate	$3,348	$(11,314)	$14,804
Pass through impact	(3,257)	9,509	(13,068)
Deferred tax valuation allowance and other	3,114	6,439	(2,267)
State and local tax	2,220	143	(3,197)
Foreign tax	120	17	187
Total	$5,545	$4,794	$(3,541)

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

The components of the net deferred tax asset (liability) are as follows.

DEFERRED TAX ASSET AND LIABILITY
(Dollars in Thousands)

	December 31, 2023			December 31, 2022
	Asset	Liability	Net	Asset	Liability	Net
Federal net operating loss carry-forward	$20,256	$-	$20,256	$20,160	$-	$20,160
State and local net operating loss carry-forward	3,862	-	3,862	5,460	-	5,460
Federal capital loss carry-forward	12,567	-	12,567	14,796	-	14,796
Disallowed interest expense carryforward	925	-	925	-	-	-
Unrealized gain on debt	-	(5,716)	(5,716)	-	(6,505)	(6,505)
Investment in Operating LLC	13,225	-	13,225	13,682	-	13,682
Other	306	252	558	998	(227)	771
Gross deferred tax asset / (liability)	51,141	(5,464)	45,677	55,096	(6,732)	48,364
Less: valuation allowance	(44,097)	-	(44,097)	(41,430)	-	(41,430)
Net deferred tax asset / (liability)	$7,044	$(5,464)	$1,580	$13,666	$(6,732)	$6,934

As of December 31, 2023, the Company had a federal net operating loss (“NOL”) of approximately $96,457, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses (“NCLs”) in excess of capital gains of $59,844 as of December 31, 2023, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carryforward will begin to expire in 2024. No assurance can be made that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers.

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

Notwithstanding the fact that the Company has determined that the use of its remaining NOL and NCL carryforwards are not currently limited by Section 382 of the Code, the Company recorded a valuation allowance for a substantial portion of its NOLs and NCLs when calculating its net deferred tax liability as of December 31, 2023.

Each reporting period, management determines the expected amount of taxable income it will generate in each jurisdiction where the Company has NOLs.  Management then schedules this income against each carryforward asset and determines what portion of the asset it believes is more likely than not to be realized.  This determination is subjective and subject to many assumptions and factors including:  profitability of the Company's business in the future, the timing of that future income as compared to carryforward asset expiration, the character of future income (ordinary or capital), and the jurisdiction the income will be generated in.  To the extent management's determination changes, an adjustment will be made to the valuation allowance resulting in deferred tax expense or benefit.  The Company recorded deferred tax benefit in 2021 because expectations of future income increased and the Company reduced the valuation allowance it had applied against carryforward assets.  The Company recorded deferred tax expense in 2022 and 2023 because expectations of future income decreased and the Company increased the valuation allowance it had applied against carryforward assets.  Because of magnitude of the Company's carryforward assets as well as the volatility of the Company's operating results, significant adjustments to the valuation allowance are likely going forward.  These future adjustments will likewise result in material amounts of deferred tax benefit or expense going forward.

The Company files tax returns in the U.S. federal jurisdiction, various states or local jurisdictions, and France. With few exceptions, the Company is no longer subject to examination for years prior to 2017.

The Company applies ASC 740-10 in determining uncertain tax positions. The Company has evaluated its tax positions under this criteria and has determined that as of December 31, 2023 and 2022 it has not taken any material uncertain tax positions that would require adjustment to the financial statements.

24. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following table shows the components of other comprehensive income / (loss) and the tax effects allocated to other comprehensive income / (loss).  Accumulated OCI consists solely of foreign currency items.

ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) AND INCOME TAX EFFECT OF ITEMS ALLOCATED TO OTHER COMPREHENSIVE INCOME / (LOSS)
(Dollars in Thousands)

	OCI Items	Tax Effect	Total
December 31, 2020	$(821)	$-	$(821)
Change in foreign currency items	(74)	-	(74)
Other comprehensive income / (loss), net	(74)	-	(74)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(10)	-	(10)
December 31, 2021	(905)	-	(905)
Change in foreign currency items	(54)	-	(54)
Other comprehensive income / (loss), net	(54)	-	(54)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	4	-	4
December 31, 2022	(955)	-	(955)
Change in foreign currency items	25	-	25
Other comprehensive income / (loss), net	25	-	25
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(14)	-	(14)
December 31, 2023	$(944)	$-	$(944)

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

STATUTORY NET CAPITAL REQUIREMENTS
(Dollars in thousands)

	December 31, 2023
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$49,878	$250	$49,628
CCFESA	1,761	685	1,076
Total	$51,639	$935	$50,704

	December 31, 2022
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$46,518	$250	$46,268
CCFESA	1,588	512	1,076
Total	$48,106	$762	$47,344

26. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Year Ended December 31,
	2023	2022	2021
Net income / (loss) attributable to Cohen & Company Inc.	$(5,113)	$(13,389)	$11,808
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	-	-	26,656
Add: Interest expense incurred on dilutive convertible notes	-	-	1,183
Add / (deduct): Adjustment (2)	-	-	1,719
Net income / (loss) on a fully converted basis	$(5,113)	$(13,389)	$41,366

Weighted average common shares outstanding - Basic	1,513,469	1,420,383	1,187,029
Unrestricted Operating LLC units of membership interests exchangeable into Cohen & Company Inc. shares (1)	-	-	2,851,358
Restricted Units or shares	-	-	212,055
Shares issuable upon conversion of dilutive convertible notes	-	-	1,034,483
Weighted average common shares outstanding - Diluted	1,513,469	1,420,383	5,284,925

Net income / (loss) per common share - Basic	$(3.38)	$(9.43)	$9.95

Net income / (loss) per common share - Diluted (3)	$(3.38)	$(9.43)	$7.83

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

(3)	Potentially diluted securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2023	2022	2021
2017 Convertible Note	-	224,138	-
Restricted Common Stock	9,060	18,182	-
Restricted Operating LLC units	4,010,179	3,735,004	-
	4,019,239	3,977,324	-

27. RESERVE REQUIREMENTS

As of December 31, 2023 and 2022, JVB claimed exemptions to the reserve requirements under Rule 15c3-3 of the Securities Exchange Act of 1934 under two separate exemptions.  First, JVB does not carry securities accounts for its customers or perform custodial functions relating to customer securities and, therefore, qualifies for an exemption under Rule 15c3-3(k)(2)(ii).  Second, JVB qualifies for an exemption under Footnote 74 of the SEC Release No. 34-70073 because it limits its business activities to certain activities allowed under this exemption and it does not hold customer funds or securities, carry customer accounts, and does not carry PAB accounts.

28. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in several cities under lease agreements. As of December 31, 2023, future minimum commitments under these operating leases are as follows.

FUTURE LEASE COMMITMENTS
(Dollars in Thousands)

	Lease	Less: Sublease	Net Commitment
2024	$2,588	$(26)	$2,562
2025	2,641	-	2,641
2026	2,349	-	2,349
2027	2,357	-	2,357
2028	2,366	-	2,366
2029 and thereafter	6,039	-	6,039
	$18,340	$(26)	$18,314

Rent expense for the years ended December 31, 2023, 2022, and 2021 was $2,538, $2,522, and $1,639, respectively, and was included in business development, occupancy, equipment expense in the consolidated statements of operations.  Rent expense was recorded net of sublease income of $94, $102, and $178, for the years ended December 31, 2023, 2022 and 2021, respectively.

The lease commitments noted above represent the actual cash commitments and will not necessarily match the amount of rent expense recorded in the consolidated statements of operations.

In December 2023, the Company executed a lease amendment to its 3 Columbus Circle LLC agreement. The amendment provides for the Company to lease additional space in the building in conjunction with surrendering certain currently occupied premises. See note 14.  The cash commitment related to the lease amendment is included in the table above.

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

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2023
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Net trading	$30,926	$-	$-	$30,926	$-	$30,926
Asset management	-	7,337	-	7,337	-	7,337
New issue and advisory	28,264	-	-	28,264	-	28,264
Principal transactions and other income	1	1,071	15,382	16,454	-	16,454
Total revenues	59,191	8,408	15,382	82,981	-	82,981
Compensation and benefits	31,156	5,883	2,335	39,374	12,718	52,092
Other operating expense	15,746	2,218	1,117	19,081	4,947	24,028
Total operating expenses	46,902	8,101	3,452	58,455	17,665	76,120
Operating income / (loss)	12,289	307	11,930	24,526	(17,665)	6,861
Interest income (expense)	(338)	-	-	(338)	(6,188)	(6,526)
Income / (loss) from equity method affiliates	-	-	15,609	15,609	-	15,609
Other non-operating income	-	-	-	-	-	-
Income / (loss) before income taxes	11,951	307	27,539	39,797	(23,853)	15,944
Income tax expense / (benefit)	-	-	-	-	5,545	5,545
Net income / (loss)	11,951	307	27,539	39,797	(29,398)	10,399
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	17	19,573	19,590	-	19,590
Enterprise net income (loss)	11,951	290	7,966	20,207	(29,398)	(9,191)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(4,078)	(4,078)
Net income / (loss) attributable to Cohen & Company Inc.	$11,951	$290	$7,966	$20,207	$(25,320)	$(5,113)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$6	$-	$6	$557	$563

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

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2021
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Net trading	$69,385	$-	$-	$69,385	$-	$69,385
Asset management	-	10,923	-	10,923	-	10,923
New issue and advisory	28,736	-	-	28,736	-	28,736
Principal transactions and other income	(3)	768	36,559	37,324	-	37,324
Total revenues	98,118	11,691	36,559	146,368	-	146,368
Salaries/Wages	42,064	6,630	16,546	65,240	19,808	85,048
Other Operating Expense	13,914	2,151	387	16,452	5,275	21,727
Total operating expenses	55,978	8,781	16,933	81,692	25,083	106,775
Operating income / (loss)	42,140	2,910	19,626	64,676	(25,083)	39,593
Interest income (expense)	(435)	-	-	(435)	(6,798)	(7,233)
Income / (loss) from equity method affiliates	-	-	36,010	36,010	-	36,010
Other non operating income / (expense)	-	-	-	-	2,127	2,127
Income / (loss) before income taxes	41,705	2,910	55,636	100,251	(29,754)	70,497
Income tax expense / (benefit)	-	-	-	-	(3,541)	(3,541)
Net income / (loss)	41,705	2,910	55,636	100,251	(26,213)	74,038
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	1,878	33,696	35,574	-	35,574
Enterprise net income (loss)	41,705	1,032	21,940	64,677	(26,213)	38,464
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	26,656	26,656
Net income / (loss) attributable to Cohen & Company Inc.	$41,705	$1,032	$21,940	$64,677	$(52,869)	$11,808

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$1	$2	$-	$3	$368	$371

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

BALANCESHEET DATA
As of December 31, 2023
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Total Assets	$665,597	$5,633	$86,946	$758,176	$14,585	$772,761

Included within total assets:
Investments in equity method affiliates	$-	$-	$14,241	$14,241	$-	$14,241
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
As of December 31, 2022
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Total Assets	$820,238	$5,679	$36,969	$862,886	$24,169	$887,055

Included within total assets:
Investments in equity method affiliates	$-	$-	$8,929	$8,929	$-	$8,929
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Year Ended December 31,
	2023	2022	2021
Total Revenues:
United States	$77,532	$39,669	$140,420
Europe & Other	5,449	4,718	5,948
Total	$82,981	$44,387	$146,368

Long-lived assets attributable to an individual country, other than the United States, are not material.

30. SUPPLEMENTAL CASH FLOW DISCLOSURE

Cash flows from investments (including derivatives) classified as investments-trading or trading securities sold, not yet purchased are presented on a net basis as a component of cash flows from operations.  Cash flows from investments (including derivatives) classified as other investments, at fair value or other investments sold, not yet purchased are presented on a gross basis as a component of cash flows from investing.

Interest paid by the Company on its debt and redeemable financial instruments was $5,607, $4,782, and $6,388 for the years ended December 31, 2023, 2022, and 2021, respectively.

The Company paid income taxes of $539, $327, and $166 for the years ended December 31, 2023, 2022, and 2021, respectively, and received income tax refunds of  $96, $0, and $96 for the years ended December 31, 2023, 2022, and 2021, respectively.

In 2023, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•	The Company net received units of membership interest in the Operating LLC. The Company recognized a net increase in additional paid-in capital of $636, a net decrease AOCI of $14, and a decrease in non-controlling interest of $622. See note 21.
•	In conjunction with the consolidation of the SPAC Fund, the Company recorded an increase in receivables from brokers, dealers, and clearing agencies of $68,066, an increase in other investments, at fair value of $40,388, an increase in other assets of $63, an increase in accounts payable of $82,711, and an increase in other investments sold, not yet purchased of $25,806. See note 4.
•	The Company received equity shares in public companies in exchange for advisory services. The fair market value of the shares received was $18,248. The Company included this in new issue and advisory revenue in the statement of operations.
•	The Company recorded a net decrease in investments in equity method affiliates of $10,102 and a net increase in other investments, at fair value of $10,102 resulting from an in-kind distribution from an equity method affiliate.
•	In connection with several SFA transactions, the Company received equity shares in a public company, recorded a net increase of $58,286 in other investments, at fair value, and a corresponding increase in other investments, sold not yet purchased of $58,286.

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

31. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the years ended December 31, 2023, 2022, and 2021. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. Daniel G. Cohen/Cohen Bros. Financial, LLC (“CBF”)/ EBC 2013 Family Trust (“EBC”)

CBF has been identified as a related party because (i) CBF is a non-controlling interest holder of the Company and (ii) CBF is wholly owned by Daniel G. Cohen. On September 29, 2017, CBF also invested $8,000 of the initial $10,000 total investment in the Company’s Redeemable Financial Instrument – DGC Trust / CBF pursuant to the CBF Investment Agreement.  The Company incurred interest expense on this instrument, which is disclosed as part of interest expense incurred in the table at the end of this section.  In March 2021, October 2020, and October 2019, payments of $4,000, $2,500, and $1,500, respectively, were made by the Company to CBF, which reduced the redeemable financial instrument balance to zero.  See note 20.

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

B. JKD Investor

The JKD Investor is an entity owned by Jack J. DiMaio, the vice chairman of the board of directors, and his spouse.  On October 3, 2016, JKD Investor invested $6,000 in the Operating LLC.  Additional investments were made in January 2017 and January 2019 in the amounts of $1,000 and $1,268, respectively.  See notes 19 and 20. The interest expense on this investment is disclosed as part of interest expense incurred in the table at end of this section.

On January 31, 2020, JKD Investor purchased $2,250 of the 2020 Senior Notes. On January 31, 2022, the Operating LLC and JKD Investor entered into the 2022 Purchase Agreement, pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor the Amended and Restated Note in the aggregate principal amount of $4,500. See note 20. The Company incurred interest expense on this debt, which is disclosed as part of interest expense incurred in the tale at the end of this section.

On January 5, 2024, the Operating LLC and JKD Investor entered into an amendment to the Amended and Restated Note, pursuant to which the Amended and Restated Note was amended to (a) extend (i) the maturity date thereof from January 31, 2024 to January 31, 2026, (ii) the date following which the Amended and Restated Note may be redeemed by JKD Investor from January 31, 2023 to January 31, 2025, and (iii) the date following which the Amended and Restated Note may be prepaid by the Operating LLC from January 31, 2023 to January 31, 2025; and (b) increase the interest rate payable under the Amended and Restated Note from 10% per annum to 12% per annum effective as of January 31, 2024.

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

 F.  Investment Vehicle and Other

Stoa USA Inc. / FlipOS

Stoa USA Inc. / FlipOS was a private company in which the Company owned common equity. It was considered a related party because Daniel G. Cohen was a member of the board of directors. As of December 31, 2023, the Company had made cumulative investments of $847 in Stoa USA Inc. / FlipOS. During the year ended December 31, 2023, Stoa USA Inc. / FlipOS announced that it had ceased operations.  The Company wrote off its investment during the three months ended September 30, 2023 and recorded a principal transactions loss. The Company had no remaining investment in Stoa USA Inc. / FlipOS as of December 31 2023.

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

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment are included as part of principal transactions and other income.  Revenue earned on the management contract are included as part of asset management in the table below.  As of December 31, 2023, the Company owned 1.86% of the equity of the U.S. Insurance JV.

CREO JV

CREO JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a servicing agreement with CREO JV.  Income earned or loss incurred on the investment are included as part of principal transactions and other income.  Revenue earned on the servicing contract are included as part of asset management in the table below.  As of December 31, 2023, the Company owned 7.5% of the equity of CREO JV.

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

Insurance SPAC III

Insurance SPAC III is considered a related party because it was an equity method investment of the Company.  The Operating LLC was the manager of the Insurance SPAC III Sponsor Entities and the Company consolidated the Insurance SPAC III Sponsor Entities. On November 18, 2022, Insurance SPAC III announced that, as it would not consummate an initial business combination within the time period required, it would dissolve and liquidate, effective as of the close of business on December 22, 2022. Prior to November 18, 2022,  Insurance SPAC III Sponsor Entities owned 47.3% of the equity in Insurance SPAC III Sponsor Entities. Income earned, or loss incurred, on the equity method investment in the Insurance SPAC III is included in the table below.  The Operating LLC and the Insurance SPAC III entered into an administrative services agreement, dated December 17, 2020, pursuant to which the Operating LLC and the Insurance SPAC III agreed that, commencing on the date that the Insurance SPAC III’s securities were first listed on the NASDAQ Capital Market through the earlier of the Insurance SPAC III’s consummation of a business combination and its liquidation, the Insurance SPAC III would pay the Operating LLC $20 per month for certain office space, utilities, and shared personnel support as may be requested by Insurance SPAC III.  Revenue earned by the Company from the administrative services agreement is included as part of principal transactions and other income in the tables below.

The Operating LLC loaned to Insurance SPAC III approximately $71 to cover IPO expenses, which was repaid in full at the closing of the IPO. Insurance Acquisition Sponsor III and its affiliates, including the Operating LLC, also committed to loan Insurance SPAC III up to $1,500 to cover operating and acquisition related expenses following the IPO, of which $960 was borrowed by Insurance SPAC III  prior to November 18, 2022.  The loans bore no interest and, as the Insurance SPAC III failed to  consummate a business combination in the required timeframe, the loans will not be repaid  The write-off of the loans is included in equity method loss in 2022. See notes 4 and 12.

SPAC Sponsor Entities and Other

In general, a SPAC is initially funded by a sponsor and that sponsor invests in and receives private placement and founder shares of the SPAC.  The sponsor  may be organized as a single legal entity or multiple entities under common control.  In either case, the entity (or entities) is referred in this section as the sponsor of the applicable SPAC.  The Company had the following transactions with various sponsors of SPACs that are related parties, which the Company does not consolidate.

Fintech Acquisition Corp. IV ("FTAC IV") was a SPAC.  The sponsor of FTAC IV ("FTAC IV Sponsor") is a related party as it was an equity method investment of the Company.  The Company made a sponsor investment in FTAC IV Sponsor, receiving a final allocation of 81,825 founder shares of FTAV IV stock for $1.  In addition, on September 29, 2020, the Operating LLC entered into a letter agreement with FTAC IV Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC IV Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of an additional 24,547 founder shares of FTAC IV stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in principal transactions and other income, other SPAC entities in the tables below. FTAC IV completed a business combination in 2021.

Fintech Acquisition Corp. V ("FTAC V") was a SPAC.  The sponsor of FTAC V ("FTAC V Sponsor") is a related party as it was an equity method investment of the Company.  The Company made a sponsor investment in FTAC V Sponsor, receiving an allocation of 140,000 founder shares. On December 14, 2020, the Operating LLC entered into a letter agreement with FTAC V Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC V Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founder shares of FTAC V stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in principal transactions and other income, other SPAC entities in the tables below.  FTAC V liquidated in 2022.

Fintech Acquisition Corp. VI ("FTAC VI") was a SPAC.  The sponsor of FTAC VI ("FTAC VI Sponsor") is a related party as it was an equity method investment of the Company.  On June 26, 2021, the Operating LLC entered into a letter agreement with FTAC VI Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC VI Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founder shares of FTAC VI stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in principal transactions and other income, other SPAC entities in the tables below.  FTAC VI liquidated in 2022.

FTAC Olympus Acquisition Corp. ("FTAC Olympus") was a SPAC.  The sponsor of FTAC Olympus ("FTAC Olympus Sponsor") is a related party as it was an equity method investment of the Company.  The Company made a sponsor investment in FTAC Olympus Sponsor, receiving a final allocation of 399,741 founder shares of FTAC Olympus stock.  In addition, on September 8, 2020, the Operating LLC entered into a letter agreement with FTAC Olympus Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Olympus Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of an additional 19,987 founder shares of FTAC Olympus stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in principal transactions and other income, other SPAC entities in the tables below. FTAC Olympus completed a business combination in 2021.

FTAC Athena Acquisition Corp. ("FTAC Athena") was a SPAC.  The sponsor of FTAC Athena ("FTAC Athena Sponsor") is a related party as it was an equity method investment of the Company.  On February 26, 2021, the Operating LLC entered into a letter agreement with FTAC Athena Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Olympus Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founder shares of FTAC Athena stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in principal transactions and other income, other SPAC entities in the tables below. FTAC Athena liquidated in 2023.

FTAC Hera Acquisition Corp. ("FTAC Hera") was a SPAC.  The sponsor of FTAC Hera ("FTAC Hera Sponsor") is a related party as it was an equity method investment of the Company.  On March 5, 2021, the Operating LLC entered into a letter agreement with FTAC Hera Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Hera Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founder shares of FTAC Hera stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in principal transactions and other income, other SPAC entities in the tables below. FTAC Hera liquidated in 2022.

FTAC Parnassus Acquisition Corp. ("FTAC Parnassus") was a SPAC.  The sponsor of FTAC Parnassus ("FTAC Parnassus Sponsor") is a related party as it was an equity method investment of the Company.  On March 15, 2021, the Operating LLC entered into a letter agreement with FTAC Parnassus Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Parnassus Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founder shares of FTAC Parnassus stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in principal transactions and other income, other SPAC entities in the tables below. FTAC Parnassus liquidated in 2022.

FTAC Zeus Acquisition Corp. ("FTAC Zeus") was a SPAC.  The sponsor of FTAC Zeus ("FTAC Zeus Sponsor") is a related party as it was an equity method investment of the Company.  On November 24, 2021, the Operating LLC entered into a letter agreement with FTAC Zeus Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Zeus Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Zeus stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in principal transactions and other income, other SPAC entities in the tables below. FTAC Zeus liquidated in 2023.

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

Other

The Company invests in sponsor entities of SPACS, either directly or through its interest in the SPAC Series Funds, which are not otherwise affiliated with the Company, but are considered related parties because they are accounted for under the equity method.  As of December 31, 2023, the Company owned 13.6% of these entities in the aggregate. Income earned or loss incurred on the equity method investment in these other SPAC sponsor entities is included in the tables below.

The following tables display the routine transactions recognized in the statements of operations from identified related parties that are described above.

RELATED PARTY TRANSACTIONS
(Dollars in Thousands)

	For the Years Ended December 31,
	2023	2022	2021

Asset management
Other SPAC Entities	$-	$-	$319
CREO JV	113	-	-
SPAC Fund	173	954	4,327
U.S. Insurance JV	1,201	1,069	525
	$1,487	$2,023	$5,171
Principal transactions and other income
CREO JV	901	$32	$-
Dutch Real Estate Entities	-	-	137
Insurance SPAC II	-	-	40
Insurance SPAC III	-	220	240
Other SPAC Entities	50	160	132
SPAC Fund	28	(43)	474
Stoa USA Inc./FlipOS	(6,847)	4,196	1,805
U.S. Insurance JV	463	11	142
	$(5,405)	$4,576	$2,970
Income (loss) from equity method affiliates
Dutch Real Estate Entities	$334	$(71)	$(137)
Insurance SPAC II	-	-	(107)
Insurance SPAC III	-	(5,896)	(1,200)
Other SPAC Entities	15,275	(14,962)	37,453
	$15,609	$(20,929)	$36,009

Operating expense (income)
Duane Morris	$432	$621	$925
Cohen Circle	(103)	(66)	(39)
	$329	$555	$886
Interest expense (income)
CBF	$-	$-	$197
DGC Trust	-	327	1,534
EBC	-	-	211
JKD Investor	941	943	1,985
	$941	$1,270	$3,927

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

The Company maintains a 401(k)-savings plan covering substantially all its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made to the plan on behalf of the Company were $396, $377, and $287, for the years ended December 31, 2023, 2022, and 2021, respectively.

The Company leased office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio, Jr., the vice chairman of the Company's board of directors. The lease terminated June 20, 2022. The Company recorded $0, $48, and $96 of rent expense related to this agreement for each of the three years ended December 31, 2023, 2022, and 2021, respectively, which is included as a component of business development, occupancy, and equipment in the statement of operations.

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

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	December 31, 2023	December 31, 2022
Employee & other	$319	$232
SPAC Fund - other receivable	15	294
U.S. Insurance JV	438	261
Due from Related Parties	$772	$787

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

SCHEDULE I

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Balance Sheets
(Dollars in Thousands)

	December 31, 2023	December 31, 2022
Assets
Cash	$-	$-
Investment in Cohen & Company, LLC	67,670	68,331
Prepaid income taxes	38	146
Deferred income taxes	(468)	3,093
Total assets	$67,240	$71,570

Liabilities
Accrued interest and other liabilities	$342	$307
Debt	25,216	24,524
Total liabilities	25,558	24,831

Stockholders’ Equity
Preferred Stock	27	27
Common Stock	19	17
Additional paid-in capital	74,594	72,801
Accumulated deficit	(32,014)	(25,151)
Accumulated other comprehensive loss	(944)	(955)
Total stockholders’ equity	41,682	46,739

Total liabilities and stockholders’ equity	$67,240	$71,570

See accompanying notes to condensed financial statements.

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Statements of Operations
(Dollars in Thousands)

	For the Year Ended December 31,
	2023	2022	2021

Revenues
Equity in undistributed earnings / (loss) from Cohen & Company, LLC	$3,708	$(4,953)	$13,908
Total revenues	3,708	(4,953)	13,908
Operating income / (loss)	3,708	(4,953)	13,908
Non-operating expense
Interest expense	(5,247)	(3,443)	(2,812)
Income / (loss) before income taxes	(1,539)	(8,396)	11,096
Income tax (benefit) / expense	3,574	4,993	(712)
Net income / (loss)	$(5,113)	$(13,389)	$11,808

See accompanying notes to condensed financial statements.

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Statements of Cash Flows
(Dollars in Thousands)

	For the Year Ended December 31,
	2023	2022	2021

Operating activities
Net income / (loss)	$(5,113)	$(13,389)	$11,808
Adjustments to reconcile net income / (loss) to net cash provided by / (used) in operating activities:
Equity in undistributed earnings / (loss) from Cohen & Company, LLC	(3,708)	4,953	(13,908)
Distributions from / (contributions to) Cohen & Company, LLC	6,223	5,433	(2,662)
Amortization of discount of debt	692	563	526
(Increase) / decrease in other assets	108	(166)	-
Increase / (decrease) in accounts payable and other liabilities	35	199	(74)
Increase / (decrease) in deferred income taxes	3,561	5,041	(736)
Net cash provided by / (used in) operating activities	1,798	2,634	(5,046)
Financing activities
Repurchase and repayment of debt	-	-	-
Proceeds from issuance of Common Stock	-	-	9,076
Cash used to net share settle equity awards	(48)	(76)	(102)
Principal payments on debt	-	-	(2,400)
Repurchase of stock	-	-	(857)
Dividends paid to stockholders	(1,750)	(2,558)	(671)
Net cash provided by / (used in) financing activities	(1,798)	(2,634)	5,046
Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

See accompanying notes to condensed financial statements.

COHEN & COMPANY INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

COHEN & COMPANY INC. (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands)

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and related notes of Cohen & Company Inc. Certain prior period amounts have been reclassified to conform to the current period presentation.  The Company paid or received cash distributions to / from Cohen & Company, LLC as disclosed above in the statements of cash flow.