Form 10-Q
period 2024-03-31
Cohen & Co Inc.
filed 2024-05-06
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of  April 29, 2024, there were 1,926,838 shares of common stock ($0.01 par value per share) of Cohen & Company Inc. ("Common Stock") outstanding.

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

March 31, 2024

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

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Actual results may differ materially because of various factors, some of which are outside our control, including the following:

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
●

risks and liabilities due to our investments in the equity interests of SPACs and SPAC sponsor entities including the risk of increased regulation applicable to SPACs, risks regarding litigation in connection with the SPACs in which we invest and those we sponsor, uncertainty of whether the SPACs in which we invest and those we sponsor will consummate a business combination, significant competition for business opportunities in the SPAC industry, write-downs or write-offs with respect to the securities which we hold subsequent to the consummation of an initial business combination by the SPACs in which we invest and those we sponsor, and the target of a SPAC being an early-stage and financially unstable company;

●	losses caused by financial or other problems experienced by third parties;
●	losses due to unidentified or unanticipated risks;
●	losses (whether realized or unrealized) on our principal investments;
●	a lack of liquidity, i.e., ready access to funds for use in our businesses, or the availability of financing at prohibitive rates;
●	the ability to attract and retain personnel;
●	the ability to meet regulatory capital requirements administered by federal agencies;
●	the ability to pay dividends;
●	an inability to generate incremental income from acquired, newly established, or expanded businesses;
●	unanticipated market closures due to inclement weather or other disasters;
●	the volume of trading in securities including collateralized securities transactions;
●	the liquidity in capital markets;
●	the creditworthiness of our correspondents, trading counterparties, and banking and margin customers;
●	changing interest rates and their impacts on U.S. residential mortgage volumes;
●	competitive conditions in each of our business segments;
●	the availability of borrowings under credit lines, credit agreements, warehouse agreements, and our credit facilities;
●	the potential misconduct or errors by our employees or by entities with which we conduct business; and
●	the potential for litigation and other regulatory liability.

Our Internet website is www.cohenandcompany.com and we make available on our website our filings with the Securities and Exchange Commission (“SEC”), including annual reports, quarterly reports, current reports and any amendments to those filings. The reference to our website address does not constitute incorporation by reference of the information contained therein into this Form 10-Q. We also use our website to disseminate other material information to our investors (on the home page and in the “Investor Relations” section). Among other things, we post on our website our press releases and information about any public conference calls that we may conduct (including the scheduled dates, times, and the methods by which investors and others can listen to any of those calls), and we make available for replay webcasts of those calls and other presentations for a limited time.

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

“JVB Holdings” refers to JVB Financial Holdings, L.P., a wholly owned subsidiary of the Operating LLC; “JVB” refers to J.V.B. Financial Group, LLC, a wholly owned broker-dealer subsidiary of JVB Holdings; and "CCFESA" refers to Cohen & Company Financial (Europe) S.A., a majority owned subsidiary regulated by the Autorite de Controle Prudentiel et de Resolution ("ACPR") in France.

“Securities Act” refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2024
	(unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$11,829	$10,650
Receivables from brokers, dealers, and clearing agencies	68,105	66,801
Due from related parties	998	772
Other receivables	6,784	5,373
Investments-trading	165,903	181,328
Other investments, at fair value	59,533	72,217
Receivables under resale agreements	692,438	408,408
Investments in equity method affiliates	43,281	14,241
Deferred income taxes	1,639	1,580
Goodwill	109	109
Right-of-use asset - operating leases	7,000	7,541
Other assets	3,706	3,741
Total assets	$1,061,325	$772,761

Liabilities
Payables to brokers, dealers, and clearing agencies	$110,856	$111,085
Accounts payable and other liabilities	10,104	8,115
Due to related parties	437	-
Accrued compensation	13,176	17,268
Lease liability - operating leases	7,632	8,216
Trading securities sold, not yet purchased	57,115	65,751
Other investments sold, not yet purchased, at fair value	20,217	24,742
Securities sold under agreements to repurchase	690,900	408,203
Redeemable financial instruments	7,868	7,868
Debt	29,697	29,716
Total liabilities	948,002	680,964

Commitments and contingencies (See note 21)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized, 27,413,098 shares issued and outstanding	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,926,838 and 1,893,747 shares issued and outstanding, respectively, including 318,332 and 367,491 unvested or restricted share awards, respectively	19	19
Additional paid-in capital	75,314	74,594
Accumulated other comprehensive loss	(969)	(944)
Accumulated deficit	(30,638)	(32,014)
Total stockholders' equity	43,753	41,682
Non-controlling interest	69,570	50,115
Total equity	113,323	91,797
Total liabilities and equity	$1,061,325	$772,761

(

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Net trading	$9,848	$8,210
Asset management	2,717	2,025
New issue and advisory	24,388	900
Principal transactions and other income (loss)	(18,389)	(2,311)
Total revenues	18,564	8,824

Operating expenses
Compensation and benefits	14,839	10,537
Business development, occupancy, equipment	1,441	1,301
Subscriptions, clearing, and execution	2,086	2,125
Professional fee and other operating	3,449	2,200
Depreciation and amortization	124	144
Total operating expenses	21,939	16,307

Operating (loss)	(3,375)	(7,483)

Non-operating income (expense)
Interest expense, net	(1,666)	(1,592)
Income (loss) from equity method affiliates	29,045	(395)
Income (loss) before income tax expense (benefit)	24,004	(9,470)
Income tax expense	498	584
Net income (loss)	23,506	(10,054)
Less: Net income attributable to the non-convertible non-controlling interest of the Operating LLC	16,270	97
Enterprise net income (loss)	7,236	(10,151)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	5,213	(7,514)
Net income (loss) attributable to Cohen & Company Inc.	$2,023	$(2,637)
Income (loss) per share data (see note 20)
Income (loss) per common share-basic:
Basic income (loss) per common share	$1.28	$(1.77)
Weighted average shares outstanding-basic	1,581,390	1,489,515
Income (loss) per common share-diluted:
Diluted income (loss) per common share	$1.28	$(1.77)
Weighted average shares outstanding-diluted	5,645,086	5,487,483

Comprehensive income (loss)
Net income (loss)	$23,506	$(10,054)
Other comprehensive (loss) item:
Foreign currency translation adjustments, net of tax of $0	(51)	45
Other comprehensive (loss), net of tax of $0	(51)	45
Comprehensive income (loss)	23,455	(10,009)
Less: comprehensive income (loss) attributable to the non-controlling interest	21,447	(7,382)
Comprehensive (loss) attributable to Cohen & Company Inc.	$2,008	$(2,627)

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Three Months Ended March 31, 2024
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2023	$27	$19	$74,594	$(32,014)	$(944)	$41,682	$50,115	$91,797
Net income	-	-	-	2,023	-	2,023	21,483	23,506
Other comprehensive loss	-	-	-	-	(15)	(15)	(36)	(51)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	447	-	(10)	437	(437)	-
Equity-based compensation	-	-	325	-	-	325	823	1,148
Shares withheld for employee taxes	-	-	(52)	-	-	(52)	(133)	(185)
Dividends/distributions to convertible non-controlling interest	-	-	-	(647)	-	(647)	(1,586)	(2,233)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(659)	(659)
March 31, 2024	$27	$19	$75,314	$(30,638)	$(969)	$43,753	$69,570	$113,323

	Cohen & Company Inc.
	Three Months Ended March 31, 2023
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2022	$27	$17	$72,801	$(25,151)	$(955)	$46,739	$47,287	$94,026
Net (loss)	-	-	-	(2,637)	-	(2,637)	(7,417)	(10,054)
Other comprehensive income	-	-	-	-	10	10	35	45
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	582	-	(12)	570	(570)	-
Equity-based compensation and vesting of shares	-	1	299	-	-	300	789	1,089
Shares withheld for employee taxes	-	-	(46)	-	-	(46)	(118)	(164)
Dividends/distributions to convertible non-controlling interest	-	-	-	(594)	-	(594)	(1,187)	(1,781)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(834)	(834)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	38	38
March 31, 2023	$27	$18	$73,636	$(28,382)	$(957)	$44,342	$38,023	$82,365

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss)	$23,506	$(10,054)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	1,148	1,089
Loss (gain) on other investments, at fair value	28,924	2,603
Loss (gain) on other investments, sold not yet purchased	(9,426)	(5)
Noncash advisory fees received	(8,577)	(492)
(Income) loss from equity method affiliates	(29,045)	395
Depreciation and amortization	124	144
Amortization of discount on debt	(19)	149
Deferred tax provision (benefit)	(59)	389
Change in operating assets and liabilities, net:
Change in receivables from / payables to brokers, dealers, and clearing agencies	(1,533)	9,326
Change in receivables from / payables to related parties, net	(226)	20
(Increase) decrease in other receivables	(1,411)	2,888
(Increase) decrease in investments-trading	15,425	13,971
(Increase) decrease in receivables under resale agreements	(284,030)	55,879
(Increase) decrease in other assets	551	187
Increase (decrease) in accounts payable and other liabilities	38	(4,364)
Increase (decrease) in accrued compensation	(4,314)	(6,002)
Increase (decrease) in trading securities sold, not yet purchased	(8,636)	(36,261)
Increase (decrease) in securities sold under agreements to repurchase	282,697	(57,571)
Net cash provided by (used in) operating activities	5,137	(27,709)
Investing activities
Purchase of other investments, at fair value	(25,146)	(363)
Purchase of other investments sold, not yet purchased, at fair value	(213)	-
Sales and returns of principal - other investments, at fair value	22,383	3,908
Sales and returns of principal - other investments sold, not yet purchased, at fair value	214	-
Investment in equity method affiliate	-	(736)
Distribution from equity method affiliate	5	1
Purchase of furniture, equipment, and leasehold improvements	(99)	(96)
Net cash provided by (used in) investing activities	(2,856)	2,714
Financing activities
Cash used to net share settle equity awards	(185)	(164)
Cohen & Company Inc. dividends	(245)	(215)
Convertible non-controlling interest distributions	(569)	(215)
Non-convertible non-controlling interest investment	-	38
Net cash provided by (used in) financing activities	(999)	(556)
Effect of exchange rate on cash	(103)	91
Net increase (decrease) in cash and cash equivalents	1,179	(25,460)
Cash and cash equivalents, beginning of period	10,650	29,101
Cash and cash equivalents, end of period	$11,829	$3,641

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

The Company

The Company is a financial services company specializing in an expanding range of capital markets and asset management services. As of March 31, 2024, the Company had $2.31 billion in assets under management (“AUM”) of which $1.0 billion was in collateralized debt obligations (“CDOs”). The remaining portion of AUM was from a diversified mix of Investment Vehicles (as defined herein).

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

Principal Investing: The Company’s Principal Investing business segment is comprised of investments that the Company holds related to its SPAC franchise and other investments the Company has made for the purpose of earning an investment return rather than investments made to support the Company’s trading and other Capital Markets business segment activities. In addition, the Company has received financial instruments as consideration for advisory services provided by its Capital Markets business segment, which are included in this segment.  These investments are included in the Company’s other investments, at fair value; other investments sold, not yet purchased; and investments in equity method affiliates in the Company’s consolidated balance sheets.

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
●

New issue and advisory revenue comprised of (a) origination fees for newly created financial instruments originated by the Company, (b) revenue from advisory services, and (c) revenue associated with arranging and placing the issuance of newly created financial instruments.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40):  Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.  This ASU simplifies accounting for convertible instruments by removing major separation models currently required.  The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception.  The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas.  The Company's adoption of the provisions of ASU 2020-06, effective January 1, 2024, did not have an effect on the Company’s consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. Early adoption is permitted.  The Company's adoption of the provisions of ASU 2022-03, effective January 1, 2024, did not have an effect on the Company’s consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU responds to stakeholder feedback that the proportional amortization method provides investors and other allocators of capital with a better understanding of the returns from investments that are made primarily for the purpose of receiving income tax credits and other income tax benefits.  Early adoption is permitted. The Company's adoption of the provisions of ASU 2032-02, effective January 1, 2024, did not have an effect on the Company’s consolidated financial statements.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements—Codification Amendments in Response to the Securities and Exchange Commission (“SEC’”) Disclosure Update and Simplification Initiative. These amendments clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB accounting standard codification with the  SEC’s regulations.  The ASU will be effective on the date the related disclosure requirements are removed from Regulation S-X or Regulation S-K by the SEC  and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027.  Early adoption is not permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The ASU provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for as share-based payment arrangements in accordance with FASB Accounting Standards Codification (FASB ASC) 718, Compensation-Stock Compensation.  The ASU is effective for public business entities for annual periods beginning after December 15, 2024 and interim periods with those annual periods. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements — Amendments to Remove References to the Concepts Statements. The ASU amends the Codification to remove references to various concepts statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas.   The ASU is effective for public business entities for annual periods beginning after December 15, 2024. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the Company's debt was assumed in the AFN Merger and recorded at fair value as of that date. As of March 31, 2024 and December 31, 2023, the fair value of the Company’s debt was estimated to be $38,824 and $37,474, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the value hierarchy.

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

4. OTHER RECENT BUSINESS TRANSACTIONS OR EVENTS

Consolidation of the SPAC Fund

Prior to March 31, 2023, the general partner of the SPAC Fund (“Vellar GP”) had an investment in the SPAC Fund, the potential to earn incentive fees, and did not consolidate the SPAC Fund.  Effective April 1, 2023, all of the investors in the SPAC Fund, other than Vellar GP, redeemed all of their interests in the SPAC Fund. Therefore, effective April 1, 2023, Vellar GP became the sole owner of the SPAC Fund and began consolidating it. The Company owns an interest in and consolidates Vellar GP. Effective April 1, 2023, the Company began consolidating the SPAC Fund as well. The Company recorded the following entry upon consolidation:

Asset/(Liability)
Cash and cash equivalents	$257
Receivables from brokers, dealers, and clearing agencies	68,066
Other investments, at fair value	40,388
Other assets	108
Accounts payable and other liabilities	(82,968)
Other investments sold, not yet purchased	(25,806)
Vellar GP's remaining investment in the SPAC Fund	$45

As of  March 31, 2024, all amounts due to the redeeming investors in the SPAC Fund were paid in full.

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING

(Dollars in Thousands)

	Three Months Ended March 31,
	2024	2023
Net realized gains (losses) - trading inventory	$5,415	$7,460
Net unrealized gains (losses) - trading inventory	966	(2,906)
Net gains and losses	6,381	4,554

Interest income- trading inventory	1,407	735
Interest income-reverse repos	7,879	6,129
Interest income	9,286	6,864

Interest expense-repos	(7,095)	(5,454)
Interest expense-margin payable	(1,396)	(1,460)
Interest expense	(8,491)	(6,914)

Other trading revenue	2,672	3,706

Net trading	$9,848	$8,210

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 7.  For discussion of margin payable, see note 6.  Other trading revenue includes revenue earned on our agency repo business (see note 10).

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	March 31, 2024	December 31, 2023
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	2,198	1,527
Receivables from clearing agencies	65,657	65,024
Receivables from brokers, dealers, and clearing agencies	$68,105	$66,801

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	March 31, 2024	December 31, 2023
Margin payable	$110,856	$111,085
Payables to brokers, dealers, and clearing agencies	$110,856	$111,085

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

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING

(Dollars in Thousands)

	March 31, 2024	December 31, 2023
Corporate bonds and redeemable preferred stock	$44,611	$53,657
Derivatives	2,768	7,470
Equity securities	644	928
Municipal bonds	20,169	20,572
Residential mortgage loans	1,554	3,113
RMBS	8	9
U.S. government agency debt securities	8,615	6,567
U.S. government agency MBS and CMOs	86,264	88,000
U.S. Treasury securities	1,270	1,012
Investments-trading	$165,903	$181,328

Substantially all of the Company's investments-trading serve as collateral for the Company's margin loan payable.  See note 6.

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

	March 31, 2024	December 31, 2023
Corporate bonds and redeemable preferred stock	$20,994	$24,355
Derivatives	2,382	6,719
Equity securities	143	393
U.S. government agency debt securities	114	-
U.S. government agency MBS and CMOs	1	-
U.S. Treasury securities	33,481	34,284
Trading securities sold, not yet purchased	$57,115	$65,751

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other Investments, at Fair Value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	March 31, 2024	December 31, 2023
Equity securities	$27,773	$38,038
Equity derivatives	956	1,447
Restricted equity securities	7,743	2,054
Corporate bonds and redeemable preferred stock	522	506
Fair value receivables	9,824	9,541
Interests in SPVs	4,111	12,609
CREO JV	5,362	4,783
U.S. Insurance JV	3,111	3,107
Residential mortgage loans	131	132
Other investments, at fair value	$59,533	$72,217

As of March 31, 2024, $16,186 of  equity securities, $883 of equity derivatives, and $3,056 of the fair value receivables represented long positions related to share forward arrangements ("SFAs") entered into by the Company. As of   December 31, 2023, $26,079 of unrestricted equity securities, $1,447 of equity derivatives, and $6,278 of the fair value receivables represented long positions related to SFAs entered into by the Company.  See note 9.

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

A total of $883 and $946 of the amounts shown as other investments, at fair value above served as collateral for the Company's margin loan payable as of  March 31, 2024 and December 31, 2023, respectively.  See note 6.

Other Investments Sold, Not Yet Purchased, at Fair Value

Other investments, sold not yet purchased, at fair value consisted of the following.

OTHER INVESTMENTS SOLD, NOT YET PURCHASED, AT FAIR VALUE

(Dollars in Thousands)

	March 31, 2024	December 31, 2023
Equity securities	$3,371	$97
Share forward liabilities	16,846	24,645
Other investments sold, not yet purchased, at fair value	$20,217	$24,742

Share forward liabilities represent derivative positions related to SFAs entered into by the Company.  See description of SFAs in note 9.

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

Such financial assets accounted for at fair value include:

●	securities that would otherwise qualify for available for sale treatment;
●	investments in equity method affiliates that have the attributes in FASB ASC 946-10-15-2 (commonly referred to as investment companies) or that have fair values that are readily determinable; and
●	investments in residential mortgage loans.

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

The Company recognized net gains (losses) of  ($28,924) and ($2,603), related to changes in fair value of investments that are included as a component of other investments, at fair value during the three months ended March 31, 2024 and 2023, respectively.

The Company recognized net gains (losses) of  $9,426 and $5 related to changes in fair value of investments that are included as a component of other investments, sold not yet purchased during the three months ended March 31, 2024 and 2023, respectively.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of March 31, 2024 and December 31, 2023, and indicate the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
March 31, 2024

(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
Corporate bonds and redeemable preferred stock	$44,611	$-	$44,611	$-
Derivatives	2,768	-	2,768	-
Equity securities	644	429	215	-
Municipal bonds	20,169	-	20,169	-
Residential mortgage loans	1,554	-	1,554	-
RMBS	8	-	8	-
U.S. government agency debt securities	8,615	-	8,615	-
U.S. government agency MBS and CMOs	86,264	-	86,264	-
U.S. Treasury securities	1,270	-	1,270	-
Total investments - trading	$165,903	$429	$165,474	$-

Other investments, at fair value:
Equity securities	$27,773	$27,773	$-	$-
Equity derivatives	956	-	956	-
Restricted equity securities	7,743	5,819	1,924	-
Corporate bonds and redeemable preferred stock	522	-	522	-
Fair value receivables	9,824	-	9,824	-
Interests in SPVs	4,111	-	4,111	-
Residential mortgage loans	131	-	131	-
	51,060	$33,592	$17,468	$-
Investments measured at NAV (1)	8,473
Total other investments, at fair value	$59,533

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$20,994	$-	$20,994	$-
Derivatives	2,382	-	2,382	-
Equity securities	143	143	-	-
U.S. government agency debt securities	114	-	114	-
U.S. government agency MBS and CMOs	1	-	1	-
U.S. Treasury securities	33,481	33,481	-	-
Total trading securities sold, not yet purchased	$57,115	$33,624	$23,491	$-

Other investments, sold not yet purchased:
Equity securities	$3,371	$113	$3,258	$-
Share forward liabilities	16,846	-	16,846	-
Total other investments sold, not yet purchased	$20,217	$113	$20,104	$-

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

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

December 31, 2023

(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
Corporate bonds and redeemable preferred stock	$53,657	$-	$53,657	$-
Derivatives	7,470	-	7,470	-
Equity securities	928	639	289	-
Municipal bonds	20,572	-	20,572	-
Residential mortgage loans	3,113	-	3,113	-
RMBS	9	-	9	-
U.S. government agency debt securities	6,567	-	6,567	-
U.S. government agency MBS and CMOs	88,000	-	88,000	-
U.S. Treasury securities	1,012	1,012	-	-
Total investments - trading	$181,328	$1,651	$179,677	$-

Other investments, at fair value:
Equity Securities	$38,038	$38,038	$-	$-
Equity derivatives	1,447	-	1,447	-
Restricted Equity Securities	2,054	-	2,054	-
Corporate bonds and redeemable preferred stock	506	-	506	-
Fair value receivables	9,541	-	9,541	-
Interests in SPVs	12,609	-	12,609	-
Residential mortgage loans	132	-	132	-
	64,327	$38,038	$26,289	$-
Investments measured at NAV (1)	7,890
Total other investments, at fair value	$72,217

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$24,355	$-	$24,355	$-
Derivatives	6,719	-	6,719	-
Equity securities	393	393	-	-
U.S. Government Agency debt	-	-	-	-
U.S. government agency MBS and CMOs	-	-	-	-
U.S. Treasury securities	34,284	34,284	-	-
Total trading securities sold, not yet purchased	$65,751	$34,677	$31,074	$-

Other investments, sold not yet purchased:
Equity securities	$97	$97	$-	$-
Share forward liabilities	24,645	-	24,645	-
Total other investments sold, not yet purchased	$24,742	$97	$24,645	$-

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

CLOs and CDOs: CLOs and CDOs are interests in securitizations. When the Company is able to obtain independent market quotations from at least two broker-dealers and where a price within the range of at least two broker-dealers is used or market price quotations from third party pricing services is used, these interests in securitizations will generally be classified within level 2 of the valuation hierarchy. These valuations are based on a market approach. The independent market quotations from broker-dealers are generally nonbinding. The Company seeks quotations from broker-dealers that historically have actively traded, monitored, issued, and been knowledgeable about the interests in securitizations. The Company generally believes to the extent that it (i) receives two quotations in a similar range from broker-dealers knowledgeable about these interests in securitizations and (ii) considers the broker-dealers gather and utilize observable market information such as new issue activity in the primary market, trading activity in the secondary market, credit spreads versus historical levels, bid-ask spreads, and price consensus among market participants and sources, then classification within level 2 of the valuation hierarchy is appropriate. In the absence of two broker-dealer market quotations, a single broker-dealer market quotation may be used without corroboration of the quote, in which case the Company generally classifies the fair value within level 3 of the valuation hierarchy.

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

Equity Securities: The fair value of equity securities that represent unrestricted investments in publicly traded companies (common or preferred shares, options, warrants, and other equity investments) is determined using the closing price of the security as of the reporting date. These are securities that are traded on a recognized liquid exchange and the Company classifies their fair value within level 1 of the valuation hierarchy.  The fair value of equity securities that represent investments in privately held companies is generally determined either (i) based on a valuation model or (ii) based on recently observed transactions in the same instrument or similar instrument that we hold.  These valuations are generally classified within either level 2 or level 3 of the valuation hierarchy.

Equity Securities Without Readily Determinable Fair Value: From time to time, the Company invests in equity securities that do not have a readily determinable fair value that also do not qualify for equity method accounting or the practical expedient for investments in investment companies, which are measured at NAV. In those cases, the Company utilizes the measurement alternative of ASC 321-10-35-2. This alternative allows the Company to carry the investment at cost minus impairment. If the Company observes a market transaction for an identical or similar instrument, it will adjust the carrying value of the equity security. These securities are included as a component of other investments, at fair value. When measured at fair value using an orderly observable market transaction, it will generally be classified as level 1 in the valuation hierarchy. Otherwise, it will be classified as level 2 in the valuation hierarchy.

Restricted Equity Securities:  Restricted equity securities are investments in publicly traded companies.  However, they are restricted from re-sale until either (a) the share price trades above a certain threshold for a certain period of time or (b) a certain period of time elapses, or both. The Company determines the fair value by utilizing a model that starts with the publicly traded share price but then applies a discount based on a Monte Carlo simulation.  The inputs to this model are observable so the Company generally classifies these securities within level 2 of the valuation hierarchy.  If the restriction is short and deemed immaterial, the Company will determine fair value to be equal to the publicly traded shares price without discount and will classify the securities within level 1 of the hierarchy.  The Company is not allowed to sell these shares during the restriction period and there is no certainty as to when these hurdles will be met or if they will be met at all.

Fair value receivables:  Fair value receivables represent amounts receivables from third parties in connection with the Company's SFAs and CCM business.  See note 9.  The Company values these instruments using a model.  The main input to these models is the risk-based cash flow discount rates.  In the case where the receivable is convertible into counterparty equity, additional inputs include the counterparty’s share price, volatility, and the risk free rate of return. The inputs to this model are observable so the Company classifies these securities within level 2 of the valuation hierarchy.

Foreign Government Bonds: The fair value of foreign government bonds is estimated using valuations provided by third party pricing services and classifies the fair value within level 2 of the valuation hierarchy.

Interests in SPVs: The Company values these instruments using a model.  The model first determines the value of the SPV's financial instruments and then determines what portion of that fair value is allocable to the Company’s interest in the SPV.  If appropriate, the Company determines the fair value of the financial instruments held by the SPV using a model which may include a Monte Carlo simulation.  The main inputs are the counterparty’s share price, volatility, risk free rate of return, and risk-based cash flow discount rates.  The inputs to this model are observable so the Company classifies these securities within level 2 of the hierarchy.

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

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which were measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023.

	Fair Value March 31, 2024	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (a)	$5,362	$9,978	N/A	N/A
U.S. Insurance JV (b)	3,111	N/A	N/A	N/A
	$8,473

	Fair Value December 31, 2023	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (a)	$4,783	$10,398	N/A	N/A
U.S. Insurance JV (b)	3,107	N/A	N/A	N/A
	$7,890

N/A	Not Applicable
(a)	The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans.
(b)	The U.S. Insurance JV invests in USD denominated debt issued by small and medium size insurance and reinsurance companies.

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

The Company may, from time to time, enter into derivatives to manage its risk exposures arising from (i) fluctuations in foreign currency rates with respect to the Company’s investments in foreign currency denominated investments; (ii) the Company’s investments in interest sensitive investments; (iii) the Company's investment in equities; and (iv) the Company’s facilitation of mortgage-backed trading. Derivatives entered into by the Company, from time to time, may include (a) foreign currency forward contracts; (b) purchase and sale agreements of TBAs and other forward agency MBS contracts; (c) other extended settlement trades; and (d) SFAs.

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

Equity Derivatives

A significant portion of the Company’s equity holdings are carried at fair value.  From time to time, the Company hedges a portion of this exposure by entering into equity derivatives such as puts and short call options.  These derivative positions are held at fair value as a component of other investments, at fair value and other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of  March 31, 2024 and December 31, 2023, the Company had no options. From time to time, the Company may also enter into forward purchase commitments for equity securities.

In addition, the Company may engage in advisory transactions that result in a receivable that can be paid in cash or a variable number of equity instruments.  In such instances, the Company would record the receivable as a component of other assets in its consolidated balance sheets and record the equity component as an embedded derivative.  All equity derivatives are carried at fair value as a component of other investments, at fair value or other investments sold, not yet purchased in the Company’s consolidated balance sheets. As of  March 31, 2024 and December 31, 2023, the Company had equity derivatives included in other investments, at fair value of  $956 and $1,447, respectively.

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

The Company carries TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At March 31, 2024, the Company had open TBAs and other forward MBS purchase agreements in the notional amount of $915,000 and open TBAs and other forward MBS sale agreements in the notional amount of $937,950. At December 31, 2023, the Company had open TBAs and other forward agency MBS purchase agreements in the notional amount of $592,000 and open TBAs and other forward agency MBS sale agreements in the notional amount of $618,425.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular timeframe, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, which are both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. As of  March 31, 2024 and  December 31, 2023, the Company had no open forward purchase or sales commitments.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of March 31, 2024 and December 31, 2023, the Company had no outstanding foreign currency forward contracts.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of March 31, 2024 and December 31, 2023.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	March 31, 2024	December 31, 2023
TBAs and other forward agency MBS	Investments-trading	$2,768	$7,470
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(2,382)	(6,719)
Equity derivatives	Other investments, at fair value	956	1,447
Share forward liabilities	Other investments sold, not yet purchased, at fair value	(16,846)	(24,645)
		$(15,504)	$(22,447)

The following tables present the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION

(Dollars in Thousands)

		Three Months Ended March 31,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2024	2023
TBAs and other forward agency MBS	Revenue-net trading	$1,354	$388
Equity derivatives	Principal transactions and other income (loss)	(564)	-
Share forward liabilities	Principal transactions and other income (loss)	7,550	-
		$8,340	$388

The share forward liabilities offset certain long positions included as a component of other investments, at fair value.  The offsetting long positions had income / (loss) of ($8,693) and $0 for the three months ended March 31, 2024 and 2023, respectively.

SFAs

The Company has engaged in several transactions known as SFAs. In a typical SFA transaction, the Company acquires an interest in a publicly traded company (each referred to as the "SFA Counterparty") through open market purchases, direct acquisitions from the SFA Counterparty, or a combination thereof. These interests can take the form of unrestricted common shares, restricted common shares, equity derivatives, or fair value receivables.

Upon acquiring these interests, the Company enters into a SFA derivative arrangement with the SFA Counterparty. In cases where the Company acquires its interests in the SFA Counterparty through open market purchases, the SFA generally requires an up-front payment to the Company from the SFA Counterparty. The amount of this payment equals the cost paid by the Company for those interests, less a shortfall amount in certain cases. To fund the shortfall portion of the initial investment, the Company will utilize available cash on hand or available financing.

The SFA stipulates that the Company must make a payment to the SFA Counterparty on a certain maturity date. Depending on the terms of the SFA, this payment may be made in cash, by returning the acquired interests in kind, or through a combination of both. In some cases, the SFA requires the payment to be made exclusively in cash.

Importantly, the SFA does not obligate the Company to hold the interests that it acquired in the SFA Counterparty.  Following the execution of the SFA, the Company is free to sell the interests in the SFA Counterparty (assuming the interests themselves are not restricted from transfer). Additionally, SFAs generally include a feature whereby if the Company holds the interests in the SFA Counterparty that it acquired until maturity or another agreed-upon date, the Company becomes eligible to receive an additional payment from the SFA Counterparty, either in cash or in additional interests in the SFA Counterparty. Such a payment is known as the "Maturity Consideration."

Furthermore, SFAs usually include a provision allowing the Company to terminate the SFA, either in whole or in part, before its maturity by making an agreed-upon payment based on an amount defined in the SFA (the “Reset Price”). The Reset Price may either remain fixed throughout the term of the SFA or fluctuate based on certain calculations within the SFA.

SFAs also impose various obligations on the SFA Counterparty that  may include registering a predetermined number of the interests in the SFA Counterparty (subject to the SFA) with the SEC, maintaining listing of the SFA Counterparty securities on a national exchange, and/or that the closing price of the SFA Counterparty's shares on the public exchange does not fall below a predetermined price for a specific period of time. If any of these SFA Counterparty obligations are breached or not satisfied, the Company may have the right to terminate the SFA early and accelerate the payment of the Maturity Consideration upon termination.  The SFAs provide the right of set off in the case of Maturity Consideration thereby allowing the Company to keep the interests it holds in the SFA Counterparty and offset the Maturity Consideration it is owed following termination of the applicable SFA.

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

The following table shows the carrying value of the assets and liabilities of SFA transactions as of the reporting period dates.

SHARE FORWARD ARRANGEMENTS

(Dollars in Thousands)

	March 31, 2024	December 31, 2023
Equity securities	$16,186	$26,079
Equity derivatives	883	1,447
Fair value receivables	3,056	6,278
Share forward liabilities	(16,846)	(24,645)
Net fair value of share forward arrangements	$3,279	$9,159

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

Bankruptcy of Gestation Repo Counterparty

As of June 30, 2022, the Company had an outstanding reverse repo balance with First Guaranty Mortgage Corporation (“FGMC”) totaling $269,228. Effective June 30, 2022, FGMC filed for bankruptcy. Subsequent to June 30, 2022, the Company issued a default notice to FGMC under the reverse repo. The Company took possession of the collateral and began liquidating it. As of  March 31, 2024 and December 31, 2023, the Company had liquidated all of the collateral with the exception of $1,554 and $3,113, respectively, of residential mortgage loans. These loans are carried at fair value and are included in investments-trading in the consolidated balance sheets. During the three months ended March 31, 2024 and 2023, the Company recorded losses of $2 and $1,165, respectively, which were included as a component of net trading revenue related to the decline in fair value of the remaining collateral.

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

Repo Information

As of  March 31, 2024 and December 31, 2023, the Company held reverse repos of $692,438 and $408,408, respectively, and the fair value of collateral received under reverse repos was $698,581 and $415,057, respectively.

As of  March 31, 2024 and December 31, 2023, the Company held repos of $690,900 and $408,203, respectively, and the fair value of securities and cash pledged as collateral under repos was $698,581 and $415,057, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

Concentration

In the gestation repo business, the demand for borrowed funds is generated by the reverse repo counterparty and the supply of funds is provided by the repo counterparty.

The gestation repo business has been and continues to be concentrated as to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of March 31, 2024 and December 31, 2023, the Company’s gestation reverse repos shown in the tables below represented balances from 7 and 7 counterparties, respectively. The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its gestation repo business (net interest margin and fee revenue) was $3,456 for the three months ended March 31, 2024. The total net revenue earned by the Company on its gestation repo business was $4,381 for the three months ended March 31, 2023.

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

SECURED BORROWINGS

(Dollars in Thousands)

March 31, 2024

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$74,322	$616,578	$-	$-	$690,900
	$74,322	$616,578	$-	$-	$690,900

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$74,378	$618,060	$-	$-	$692,438
	$74,378	$618,060	$-	$-	$692,438

SECURED BORROWINGS

(Dollars in Thousands)

December 31, 2023

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$408,203	$-	$-	$408,203
	$-	$408,203	$-	$-	$408,203

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$408,408	$-	$-	$408,408
	$-	$408,408	$-	$-	$408,408

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

The following table summarizes the activity and earnings in the Company’s investments that are accounted for under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Dutch Real Estate Entities	SPAC Sponsor Entities and Other	Total
January 1, 2024	$5,864	$8,377	$14,241
Investments / advances	-	-	-
Distributions / repayments	-	(5)	(5)
Reclasses to (from)	-	-	-
Earnings / (loss) recognized	(116)	29,161	29,045
March 31, 2024	$5,748	$37,533	$43,281

	Dutch Real Estate Entities	SPAC Sponsor Entities and Other	Total
January 1, 2023	$5,530	$3,399	$8,929
Investments / advances	-	736	736
Distributions / repayments	-	(1)	(1)
Reclasses to (from)	-	(29)	(29)
Earnings / (loss) recognized	142	(537)	(395)
March 31, 2023	$5,672	$3,568	$9,240

Dutch Real Estate Entities include: (i) Amersfoort Office Investment I Cooperatief U. A. (“AOI”), a company based in the Netherlands that invests in real estate, and (ii) CK Capital Partners B.V. (“CK Capital”), a company based in the Netherlands that manages investments in real estate.  See note 24.  The amounts included as SPAC Sponsor Entities and Other represent the Company's investment in SPAC sponsor entities that have not yet completed a business combination or from SPAC sponsor entities that have completed business combinations but have not yet distributed shares to sponsor investors and other equity method investments.  If these SPAC sponsor entities are unsuccessful in completing a business combination and the underlying SPAC liquidates, the Company will likely receive no distributions in kind or in cash related to these investments and the remaining balances will be recorded as a component of loss from equity method investments in the consolidated statement of operations.

12.  LEASES

The Company leases office space and certain computers and related equipment.  From time to time, the Company subleases office space to other tenants.  Under the requirements of ASC 842, the Company determines if an arrangement is a lease at the inception date of the contract. Then, the Company measures the lease liability using an incremental borrowing rate that was calculated for each operating lease based on the term of the lease, the U.S. Treasury term interest rate, and an estimated spread to borrow on a secured basis.

Rent expense is recognized on a straight-line basis over the lease term and is included in business development, occupancy, and equipment expense.

As of  March 31, 2024, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 4.9 years.  The weighted average discount rate for the leases was 4.75%.

Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES

(Dollars in Thousands)

March 31, 2024
2024 - remaining	$1,494
2025	1,804
2026	1,516
2027	1,517
2028	1,525
Thereafter	725
Total	8,581
Less imputed interest	(949)
Lease obligation	$7,632

During the three months ended March 31, 2024 and 2023, total cash payments of  $686 and $668, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets. For the three months ended March 31, 2024, rent expense, net of sublease income of $23, was $634.  For the three months ended March 31, 2023, rent expense, net of sublease income of $26, was $630.

In December 2023, the Company executed a second amendment (“Second Lease Amendment”) to its original lease agreement for the Company’s offices located at 3 Columbus Circle, New York, New York. The Second Lease Amendment provides for the Company to lease additional office space on the premises, while surrendering other areas of the premises that are currently occupied by the Company. The Second Lease Amendment provides for the landlord, at its sole cost and expense and without charge to the Company, to perform certain improvements to the premises. The Second Lease Amendment will become effective on the date upon which the landlord delivers to the Company the additional office space with the landlord’s improvements thereon substantially completed, which is anticipated to be prior to December 31, 2024. The cash flow payments and related lease liability pertaining to the Second Lease Amendment are not included in the table and amounts presented above.

In April 2024, the Company entered into a new office lease agreement for JVB’s operations in Boca Raton, Florida.  It is anticipated that this lease will commence in June 2024, and will replace JVB’s existing lease which is set to expire in June 2024. The cash flows and related lease liability pertaining to the new lease agreement are not included in the table and amounts presented above.

13.  OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other receivables consisted of the following.

OTHER RECEIVABLES

(Dollars in Thousands)

	March 31, 2024	December 31, 2023
Asset management fees receivable	$2,107	$1,085
New issue fee receivable	1,878	1,181
Accrued interest and dividend receivable	1,607	1,689
Revenue share receivable	543	321
Agency repo income receivable	367	391
Miscellaneous other receivables	282	706
Other receivables	$6,784	$5,373

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

Other assets consisted of the following.

OTHER ASSETS

(Dollars in Thousands)

	March 31, 2024	December 31, 2023
Prepaid expenses	$1,554	$1,328
Prepaid taxes	-	235
Deposits	729	730
Furniture, equipment, and leasehold improvements, net	1,257	1,282
Intangible assets	166	166
Other assets	$3,706	$3,741

Prepaid expenses represent amounts paid for services that are being amortized over their expected period of use and benefit.  They are all routine and short-term in nature.  Deposits are amounts held by landlords or other parties that will be returned or offset upon satisfaction of a lease or other contractual arrangement.  See note 16 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of the Company’s furniture, equipment, and leasehold improvements.  Intangible assets represent the carrying value of the JVB broker-dealer license.

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES

(Dollars in Thousands)

	March 31, 2024	December 31, 2023
Accounts payable	$958	$1,180
Redeemable financial instruments accrued interest	358	90
Accrued income tax	299	-
Accrued interest payable	502	474
Accrued interest on securities sold, not yet purchased	639	725
Payroll taxes payable	1,800	2,118
Accrued expense and other liabilities	5,548	3,528
Accounts payable and other liabilities	$10,104	$8,115

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

CARRYING VALUE OF CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$529	$27
Due from broker	6,094	461
Other investments, at fair value	20,522	34,129
Investment in equity method affiliates	33,514	2,638
Other investments sold, not yet purchased, at fair value	(16,846)	(24,396)
Non-controlling interest	(25,874)	(9,604)
Investment in consolidated VIEs	$17,939	$3,255

The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in consolidated VIEs shown in the table above, plus the Company has to fund additional working capital to the equity method investees of certain of the consolidated VIEs.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  March 31, 2024 and December 31, 2023, there were $9,978 and $10,398, respectively, of unfunded commitments to VIEs in which the Company had invested.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three months ended March 31, 2024 and 2023 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2024 and December 31, 2023.  See table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 16) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at March 31, 2024 and December 31, 2023.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	March 31, 2024	December 31, 2023
Other investments, at fair value	$12,584	$10,554
Investments in equity method affiliates	37,533	3,376
Maximum exposure	$50,117	$13,930

15.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following.

REDEEMABLE FINANCIAL INSTRUMENTS

(Dollars in Thousands)

	March 31, 2024	December 31, 2023
JKD Investor	$7,868	$7,868
	$7,868	$7,868

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

16. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT

(Dollars in Thousands)

	As of	As of	Interest
Description	March 31, 2024	December 31, 2023	Rate Terms	Interest (2)	Maturity
Non-convertible debt:
12.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	12.00%	January 2026

Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	9.58%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	9.71%	March 2035
Less unamortized discount	(22,928)	(22,909)
	25,197	25,216

Byline Bank	-	-	Variable	NA	June 2024
Total	$29,697	$29,716

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of March 31, 2024 on a combined basis was 21.67% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

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

Byline Credit Facility

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

Effective as of December 31, 2023, the Byline Credit Facility consisted of a single $15,000 unsecured line of credit under which JVB is the borrower and which is guaranteed by the Company, the Operating LLC, JVB Holdings, JVB, and C&Co PrinceRidge Holdings, LP.

Loans under the Byline Credit Facility bear interest at a per annum rate equal to the standard overnight financing rate (“SOFR”) plus 6.0%, provided that in no event can the interest rate be less than 7.0%. The Company is required to pay on a quarterly basis an undrawn commitment fee at a per annum rate equal to 0.50% of the undrawn portion of Byline Bank’s $15,000 commitment under the Byline Credit Facility.

The Company is also required to pay on each anniversary a commitment fee at a per annum rate equal to 0.50% of the $15,000 commitment under the Byline Credit Facility. Loans under the Byline Credit Facility must be used by the Company for working capital purposes and general liquidity. The Company may request a reduction in Byline Bank’s $15,000 commitment in a minimum amount of $1,000 and multiples of $500 thereafter upon not less than five days’ prior notice to Byline Bank. The Company may draw on the facility until June 18, 2024. Loans (both principal and interest) made by Byline Bank under the amended and restated agreement are scheduled to mature and become immediately due and payable in full on June 18, 2024.

The Company is subject to the following financial covenants in the Byline Credit Facility. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all of the following financial covenants.

1.  JVB's tangible net worth as defined must exceed $70,000.

2.  JVB's excess net capital as defined in rule 15c3-1 must exceed $40,000.

3.  The total amount drawn on the facility must not exceed 25% of JVB's tangible net worth as defined.

As of  March 31, 2024 and December 31, 2023, no amounts were outstanding under the Byline Credit Facility, and the Company was in compliance with all financial covenants thereunder.

Interest Expense, net

INTEREST EXPENSE

(Dollars in Thousands)

	Three Months Ended March 31,
	2024	2023
Junior subordinated notes	$1,161	$1,209
2020 Senior Notes	127	111
Byline Credit Facility	19	65
Redeemable Financial Instrument - JKD Investor	359	207
	$1,666	$1,592

17. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the three months ended March 31, 2024 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2023	1,526,256
Vesting of shares	107,825
Shares withheld for employee taxes and retired	(25,575)
March 31, 2024	1,608,506

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every ten shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock issued and outstanding as of March 31, 2024. For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the Company’s board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $0.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible Preferred Stock (“Series F Preferred Stock”).  Pursuant to the Securities Purchase Agreement, dated December 30, 2019, by and among the Company, the Operating LLC, Daniel G. Cohen, and the DGC Trust, the Company issued 12,549,273 Series F Preferred Stock to Daniel G. Cohen and 9,880,268 Series F Preferred Stock to the DGC Trust. The Series F Preferred Stock has substantially the same rights as the Series E Preferred Stock.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock, or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote together as a single class on all matters with respect to which a vote of the stockholders of the Company is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to one vote for every ten shares of Series F Preferred Stock on each matter submitted to the holders for their vote.  As of  March 31, 2024, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Stockholder Rights Plan

On January 2, 2024, the Company entered into a Section 382 Rights Agreement (the “Rights Agreement”) between the Company with Computershare Inc., as rights agent (the “Rights Agent”).

The Rights Agreement provides for a distribution of one preferred stock purchase right (each, a “Right,” and collectively, the “Rights”) for each share of the Company’s Common Stock outstanding to stockholders of record at the close of business on January 16, 2024 (the “Record Date”). Each Right entitles the registered holder thereof to purchase from the Company a unit (each, a “Unit”) consisting of one ten-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), at a purchase price of $100.00 per Unit (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.

The Company’s board of directors adopted the Rights Agreement in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its NOL and NCL carry forwards (the “deferred tax assets”) to reduce potential future federal income tax obligations. The Company has experienced substantial operating and capital losses, and under the Internal Revenue Code of 1986, as amended (the “Code”), and rules promulgated by the Internal Revenue Service, the Company may “carry forward” these losses in certain circumstances to offset any current and future earnings and thus reduce the Company’s federal income tax liability, subject to certain requirements and restrictions. To the extent that the deferred tax assets do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of deferred tax assets, and therefore these deferred tax assets could be a substantial asset to the Company. However, if the Company experiences an “Ownership Change,” as such term is defined in Section 382 of the Code, its ability to use the deferred tax assets will be substantially limited, and the timing of the usage of the deferred tax assets could be substantially limited and/or delayed, which could therefore significantly impair the value of those assets.

The Rights attached to all Common Stock certificates representing shares then outstanding and, in the case of uncertificated shares of Common Stock registered in book entry form (“Book Entry Shares”) by notation in book entry (which certificates for Common Stock and Book Entry Shares shall be deemed also to be certificates for Rights), and no separate Rights certificates will be distributed.

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

Cash Dividends

During each of the three months ended March 31, 2024 and 2023, the Company declared on each date a cash dividend of $0.25 per share of Common Stock, which dividend was paid on April 5, 2024 and 2023, respectively.

During the three months ended March 31, 2024, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the amount of units received (net of surrenders) by Cohen & Company Inc.

Three Months Ended
March 31, 2024
Other units related to UIS Agreement	822,500
Total	822,500

The Company recognized a net increase in additional paid in capital of $447 and a net decrease in AOCI of $10 with an offsetting decrease in non-controlling interest of $437 in connection with the acquisition and surrender of additional units of the Operating LLC during the three months ended March 31, 2024. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Net income / (loss) attributable to Cohen & Company Inc.	$2,023	$(2,637)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc. paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	447	582
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$2,470	$(2,055)

 Equity Distribution Agreement

On October 5, 2023, the Company entered into an Equity Distribution Agreement (the “Equity Agreement”) with Northland Securities, Inc. (trade name Northland Capital Markets), as sales agent (the “Sales Agent”), relating to the issuance and sale from time to time by the Company (the “ATM Program”), through the Sales Agent, of shares of the Company's Common Stock, having an aggregate offering price of up to $75,000 (collectively the “Shares”). Sales of the Shares, if any, under the Equity Agreement will be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act as agreed with the Sales Agent. In accordance with the applicable rules of the SEC, the Company is permitted to sell an aggregate of up to $4,712 in Shares under the Equity Agreement, which represents one-third of the value of the Common Stock held by non-affiliates.

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

As of  March 31, 2024, no Shares had been sold under the Equity Agreement.

Detail of Non-Controlling Interest

The Company has two major categories of non-controlling interest.  Convertible NCI represents the portion of the Operating LLC not owned by the Company.  The Convertible NCI is exchangeable in certain circumstances into Common Stock.  The Non-Convertible NCI represents the portion of various subsidiaries of the Operating LLC which are not owned by the Operating LLC.  The non-convertible NCI is not exchangeable into Common Stock.

ROLLFORWARD OF NON-CONTROLLING INTERESTS

(Dollars in Thousands)

	Operating LLC	Other Consolidated Subsidiaries	Total
December 31, 2023	$40,509	$9,606	$50,115
Non-controlling interest share of income (loss)	5,213	16,270	21,483
Other comprehensive (loss)	(36)	-	(36)
Acquisition / (surrender) of additional units of consolidated subsidiary	(437)	-	(437)
Equity-based compensation	823	-	823
Shares withheld for employee taxes	(133)	-	(133)
Distributions to convertible non-controlling interest of Cohen & Company Inc.	(1,586)	-	(1,586)
Redemption of convertible non-controlling interest units	(659)	-	(659)
March 31, 2024	$43,694	$25,876	$69,570

The Operating LLC non-controlling interest is included as convertible non-controlling interest in the consolidated statement of operations.  The other components of non-controlling interest are included as non-convertible non-controlling interest in the statement of operations.  See note 21 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of the Company’s non-controlling interests.

18. INCOME TAXES

Cohen & Company Inc. is treated as a C corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%.  The Company's effective tax rate is significantly different than this rate for the following reasons.

1.  Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the three months ended March 31, 2024, Cohen & Company Inc. owned 28.1% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  The remaining 71.9% that is allocated to the non-controlling members of the Operating LLC is subject to taxation on such members' tax returns.

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

The following table presents the components on the Company's consolidated provision for income tax for the periods presented.

	For the Three Months Ended March 31,
	2024	2023	Change
Current	$557	$195	$(362)
Deferred	(59)	389	448
Total	$498	$584	$86

19. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.  As of March 31, 2024, JVB's minimum required net capital was $250, and actual net capital was $53,880, which exceeded the minimum requirements by $53,630.  CCFESA, a subsidiary of the Company, is regulated by the ACPR in France. CCFESA is subject to certain regulatory capital requirements in accordance with Articles L.533-2 et seq. of the French Financial and Monetary Code, implementing the new framework set out in the Investment Firm Regulation ("IFR") and the Investment Firm Directive ("IFD").  As of  March 31, 2024, the total minimum required net liquid capital was $669 and actual net liquid capital in CCFESA was $1,637, which exceeded the minimum requirement by $968.

20. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE

(Dollars in Thousands, except share or per share information)

	Three Months Ended March 31,
	2024	2023
Net income / (loss) attributable to Cohen & Company Inc.	$2,023	$(2,637)
Add: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc. (1)	5,213	(7,514)
Add / (deduct): Adjustment (2)	(31)	435
Net income / (loss) on a fully converted basis	$7,205	$(9,716)

Weighted average common shares outstanding - Basic	1,581,390	1,489,515
Unrestricted LLC Units exchangeable into Cohen & Company Inc. shares (1)	4,051,423	3,997,968
Restricted units or shares	12,273	-
Weighted average common shares outstanding - Diluted (3)	5,645,086	5,487,483

Net income / (loss) per common share - Basic	$1.28	$(1.77)

Net income / (loss) per common share - Diluted	$1.28	$(1.77)

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

(2)	An adjustment is included because the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable, if the LLC Units had been converted at the beginning of the period.
(3)	Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2024	2023
Unrestricted LLC Units exchangeable into Cohen & Company Inc. shares	-	-
Restricted Common Stock	-	14,614
Restricted LLC Units	-	2,536
	-	17,150

21. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

The Company's investment adviser, Cohen & Company Financial Management LLC (CCFM), is currently subject to an investigation by the SEC’s enforcement division, which is reviewing its disclosure practices around conflicts of interest and other issues.  As is the Company's current practice, it is cooperating with the SEC staff and is in the process of responding to their requests for information. The Company cannot predict the outcome of this investigation. The costs related to responding to and cooperating with the SEC staff may be material and could continue to be material at least through the completion of the SEC investigation.

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

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended March 31, 2024

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$9,848	$-	$-	$9,848	$-	$9,848
Asset management	-	2,717	-	2,717	-	2,717
New issue and advisory	24,388	-	-	24,388	-	24,388
Principal transactions and other income	-	548	(18,937)	(18,389)	-	(18,389)
Total revenues	34,236	3,265	(18,937)	18,564	-	18,564
Compensation	12,344	1,679	493	14,516	323	14,839
Other Operating Expense	4,151	670	271	5,092	2,008	7,100
Total operating expenses	16,495	2,349	764	19,608	2,331	21,939
Operating income (loss)	17,741	916	(19,701)	(1,044)	(2,331)	(3,375)
Interest income (expense)	(20)	-	-	(20)	(1,646)	(1,666)
Income (loss) from equity method affiliates	-	-	29,045	29,045	-	29,045
Income (loss) before income taxes	17,721	916	9,344	27,981	(3,977)	24,004
Income tax expense (benefit)	-	-	-	-	498	498
Net income (loss)	17,721	916	9,344	27,981	(4,475)	23,506
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	16,270	16,270	-	16,270
Enterprise net income (loss)	17,721	916	(6,926)	11,711	(4,475)	7,236
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	5,213	5,213
Net income (loss) attributable to Cohen & Company Inc.	$17,721	$916	$(6,926)	$11,711	$(9,688)	$2,023

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$1	$-	$1	$123	$124

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended March 31, 2023

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$8,210	$-	$-	$8,210	$-	$8,210
Asset management	-	2,025	-	2,025	-	2,025
New issue and advisory	900	-	-	900	-	900
Principal transactions and other income	-	240	(2,551)	(2,311)	-	(2,311)
Total revenues	9,110	2,265	(2,551)	8,824	-	8,824
Compensation	6,946	1,431	235	8,612	1,925	10,537
Other Operating Expense	3,649	568	218	4,435	1,335	5,770
Total operating expenses	10,595	1,999	453	13,047	3,260	16,307
Operating income (loss)	(1,485)	266	(3,004)	(4,223)	(3,260)	(7,483)
Interest (expense) income	(65)	-	-	(65)	(1,527)	(1,592)
Income (loss) from equity method affiliates	-	-	(395)	(395)	-	(395)
Income (loss) before income taxes	(1,550)	266	(3,399)	(4,683)	(4,787)	(9,470)
Income tax expense (benefit)	-	-	-	-	584	584
Net income (loss)	(1,550)	266	(3,399)	(4,683)	(5,371)	(10,054)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	114	(17)	97	-	97
Enterprise net income (loss)	(1,550)	152	(3,382)	(4,780)	(5,371)	(10,151)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(7,514)	(7,514)
Net income (loss) attributable to Cohen & Company Inc.	$(1,550)	$152	$(3,382)	$(4,780)	$2,143	$(2,637)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$2	$-	$2	$142	$144

BALANCE SHEET DATA

As of March 31, 2024

(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$935,308	$4,230	$109,438	$1,048,976	$12,349	$1,061,325

Included within total assets:
Investments in equity method affiliates	$-	$-	$43,281	$43,281	$-	$43,281
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA

December 31, 2023

(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$665,597	$5,633	$86,946	$758,176	$14,585	$772,761

Included within total assets:
Investments in equity method affiliates	$-	$-	$14,241	$14,241	$-	$14,241
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA

(Dollars in Thousands)

	Three Months Ended March 31,
	2024	2023
Total Revenues:
United States	$16,743	$7,819
Europe	1,821	1,005
Total	$18,564	$8,824

Long-lived assets attributable to an individual country, other than the United States, are not material.

23. SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid by the Company on its debt and redeemable financial instruments was $1,445 and $1,227 for the three months ended March 31, 2024 and 2023, respectively.

The Company paid income taxes of $28 and $124 for the three months ended March 31, 2024 and 2023, respectively. The Company received no income tax refunds for the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net received units of membership interest in the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $447, a net decrease in AOCI of $10, and a decrease in non-controlling interest of $437.  See note 17.

●

The Company recorded equity shares in a public company in exchange for advisory services.  The fair market value of the shares received, netted with short positions was $8,577.  The Company included this in new issue and advisory revenue in the statement of operations.

●	The Company recorded an accrual of $1,419 in accounts payable and other liabilities for dividends and distributions declared on March 6, 2024, which were paid after March 31, 2024.
●	The Company recorded an increase of $437 in due to related party and an increase of $222 in payroll withholdings and a corresponding decrease of $659 in equity relating to the redemption of LLC units by employees. See note 17.

For the three months ended March 31, 2023, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net surrendered units of membership interest in the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $582, a net decrease in AOCI of $12, and an increase in non-controlling interest of $570.  See note 17.

●

The Company received equity shares in a public company in exchange for advisory services.  The fair market value of the shares received was $492.  The Company included this in new issue and advisory revenue in the statement of operations.

●	The Company recorded an accrual of $1,351 in accounts payable and other accrued liabilities for dividends and distributions declared on March 7, 2023, which were paid after March 31, 2023.
●	The Company recorded an increase of $834 in due to related party and a decrease in equity for the redemption of LLC units by employees. See note 17.
●	The Company recorded a decrease in equity method affiliates of $29 and an increase in other investments, at fair value of $29 resulting from an in-kind distribution from equity method affiliates.

24. RELATED PARTY TRANSACTIONS

Certain terms in this footnote are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  The Company has identified the following related party transactions for the three months ended March 31, 2024 and 2023. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

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

On January 31, 2020, JKD Investor purchased $2,250 of the 2020 Senior Notes. On January 31, 2022, the Operating LLC and JKD Investor entered into the 2022 Note Purchase Agreement, pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor the Amended and Restated Note in the aggregate principal amount of $4,500. On January 5, 2024, the Operating LLC and JKD Investor entered into an amendment to the Amended and Restated Note, pursuant to which the Amended and Restated Note was amended to (a) extend (i) the maturity date thereof from January 31, 2024 to January 31, 2026, (ii) the date following which the Amended and Restated Note may be redeemed by JKD Investor from January 31, 2023 to January 31, 2025, and (iii) the date following which the Amended and Restated Note may be prepaid by the Operating LLC from January 31, 2023 to January 31, 2025; and (b) increase the interest rate payable under the Amended and Restated Note from 10% per annum to 12% per annum effective as of January 31, 2024.See note 16. The Company incurred interest expense on this debt, which is disclosed in the table below.

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

D. Cohen Circle, LLC ("Cohen Circle")

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

E. Investment Vehicle and Other

Stoa USA Inc. / FlipOS

Stoa USA Inc. / FlipOS was a private company in which the Company owned common equity. It was considered a related party because Daniel G. Cohen was a member of the board of directors. During the year ended December 31, 2023, Stoa USA Inc. / FlipOS announced that it had ceased operations. As of  December 31, 2023, the Company had made cumulative investments of $847 in Stoa USA Inc. / FlipOS. The Company wrote-off this investment during the third quarter of 2023 and recorded a principal transactions loss of $6,847. The fair value of this investment was included in other investments, at fair value on the consolidated balance sheets; any realized and unrealized gains or losses on these investments was included in principle transactions and other income on the consolidated statements of operations and comprehensive income. As of  March 31, 2024, the Company had  no remaining investment in Stoa USA Inc. / FlipOS.

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

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management and is shown in the table below.  As of March 31, 2024, the Company owned 1.86% of the equity of the U.S. Insurance JV.

CREO JV

CREO JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with CREO JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the table below.  As of  March 31, 2024, the Company owned 7.5% of the equity of CREO JV.

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

FTAC Athena Acquisition Corp. ("FTAC Athena") was a SPAC.  The sponsor of FTAC Athena ("FTAC Athena Sponsor") was a related party as it was an equity method investment of the Company.  On February 26, 2021, the Operating LLC entered into a letter agreement with FTAC Athena Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Athena Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Athena stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in principal transactions and other income, other SPAC entities in the table below. FTAC Athena liquated in 2023.

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

As of March 31, 2024, all of the SPACs above other than FTAC Emerald have either liquidated or completed a merger with an operating company.  Subsequent to merger or liquidation of the SPAC, there is no further income or loss recorded on the above transactions.

Other

The Company invests in sponsor entities of SPACs, either directly or through its interest in the SPAC Series Funds, that are not otherwise affiliated with the Company but are considered related parties because they are accounted for under the equity method.  As of  March 31, 2024, the Company owned 5.4% of these entities in the aggregate. Income earned or loss incurred on the equity method investments is disclosed in other SPAC entities in the table below.

The following tables display the routine transactions recognized in the consolidated statements of operations from the identified related parties that are described above.

	Three Months Ended March 31,
	2024	2023

Asset management
CREO JV	$184	$-
SPAC Fund	-	359
U.S. Insurance JV	317	244
	$501	$603
Principal transactions and other income
Other SPAC Entities	$5	$15
SPAC Fund	-	28
U.S. Insurance JV	77	103
CREO JV	159	349
	$241	$495
Income (loss) from equity method affiliates
Dutch Real Estate Entities	$(116)	$142
Other SPAC Entities	29,161	(537)
	$29,045	$(395)

Operating expense (income)
Duane Morris	$158	$175
Cohen Circle	(26)	(26)
	$132	$149
Interest expense (income)
JKD Investor	$486	$318
	$486	$318

 The following related party transactions are not included in the tables above.

F.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made on behalf of the Company were $141 for the three months ended March 31, 2024. Contributions made on behalf of the Company were $116 for the three months ended March 31, 2023.

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

DUE FROM RELATED PARTIES

(Dollars in Thousands)

	March 31, 2024	December 31, 2023
Employee & other	$666	$319
SPAC Fund - other receivable	15	15
U.S. Insurance JV	317	438
Due from related parties	$998	$772

DUE TO RELATED PARTIES

(Dollars in Thousands)

	March 31, 2024	December 31, 2023
Employees - redemption of units	$437	$-
	$437	$-

On February 1, 2024, Daniel G. Cohen, the Company’s executive chairman, in accordance with the Operating LLC operating agreement, redeemed 443,474 LLC Units for which the Company agreed to pay to Mr. Cohen an aggregate of $315, or $0.711 per LLC Unit. The LLC Units were so redeemed by Mr. Cohen in order to fund certain tax liabilities incurred by Mr. Cohen in connection with the vesting, on January 31, 2024, of 940,669 restricted LLC Units that had been previously granted to Mr. Cohen under the 2020 Long-Term Incentive Plan. On February 1, 2023, Daniel G. Cohen, in accordance with the Operating LLC operating agreement, redeemed 479,380 LLC Units for which the Company paid to Mr. Cohen an aggregate of $421, or $0.878 per LLC Unit. The LLC Units were so redeemed by Mr. Cohen in order to fund certain tax liabilities incurred by Mr. Cohen in connection with the vesting, on January 31, 2023, of 967,830 restricted LLC Units that had been previously granted to Mr. Cohen under the 2020 Long-Term Incentive Plan.

On February 1, 2024, Lester Brafman, the Company’s chief executive officer, in accordance with the Operating LLC operating agreement, redeemed 483,301 LLC Units for which the Company agreed to pay to Mr. Brafman an aggregate of $344, or $0.711 per LLC Unit. The LLC Units were so redeemed by Mr. Brafman in order to fund certain tax liabilities incurred by Mr. Brafman in connection with the vesting, on January 31, 2024, of 540,633 restricted LLC Units and 40,000 restricted shares of the Company’s Common Stock, all of which had been previously granted to Mr. Brafman under the 2020 Long-Term Incentive Plan.  On February 1, 2023, Lester Brafman, in accordance with the Operating LLC operating agreement, redeemed 470,330 LLC Units for which the Company paid to Mr. Brafman an aggregate of $413, or $0.878 per LLC Unit. The LLC Units were so redeemed by Mr. Brafman in order to fund certain tax liabilities incurred by Mr. Brafman in connection with the vesting, on January 31, 2023, of 470,330 restricted LLC Units and 49,750 restricted shares of the Company’s Common Stock, all of which had been previously granted to Mr. Brafman under the 2020 Long-Term Incentive Plan.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Cohen & Company Inc. and its majority owned subsidiaries (collectively, “we,” “us,” “our,” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

●

Asset Management:  Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of March 31, 2024, we had approximately $2.3 billion in assets under management (“AUM”) of which 43% was in CDOs. A significant portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, liquidations, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

●

Principal Investing: Our Principal Investing business segment is comprised of investments that we hold related to our SPAC franchise and other investments we have made for the purpose of earning an investment return rather than investments made to support our trading and other Capital Markets business segment activities. In addition, we have received financial instruments as consideration for advisory services provided by our Capital Markets business segment which are included in this segment.  These investments are included in our other investments, at fair value; other investments sold, not yet purchased; and investments in equity method affiliates in our consolidated balance sheets.

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
●

New issue and advisory revenue comprised primarily of (a) origination fees for newly created financial instruments originated by us; (b) revenue from advisory services; and (c) new issue revenue associated with origination, arranging, or placing newly created financial instruments.

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

Business Environment

Our business in general and our Capital Markets and Principal Investing business segments in particular do not produce predictable earnings.  Our results can vary dramatically from year to year and quarter to quarter.  Our business is materially affected by economic conditions in the financial markets, political conditions, broad trends in business and finance, the housing and mortgage markets, changes in volume and price levels of securities transactions, and changes in interest rates, including overnight funding rates, all of which can affect our profitability and are unpredictable and beyond our control. These factors may affect the financial decisions made by investors and companies, including their level of participation in the financial markets and their willingness to participate in corporate transactions. Severe market fluctuations or weak economic conditions could reduce our trading volume and revenues, negatively affect our ability to generate new issue and advisory revenue, and adversely affect our profitability.

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

A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.  We provide origination services in Europe through our subsidiary CCFESA, and new issue and advisory services in the U.S. through our subsidiary JVB. A division of JVB, CCM is our full-service boutique investment bank, which focuses on M&A, capital markets, and SPAC advisory.  Currently, our primary source of new issue and advisory revenue is from investment banking and advisory services through CCM, as well as from originating assets for our U.S. and European insurance asset management business including our U.S. Insurance JV and CREO JV.

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of March 31, 2024, 43% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the overall market supply and demand of these investments as well as the individual performance of each investment. Our principal investments are included within other investments, at fair value; other investments sold, not yet purchased; and investments in equity method affiliates in our consolidated balance sheets.  More recently, a significant component of our principal investment revenue has come from SPAC related equity investments, primarily in entities that have been the result of sponsored SPAC business combinations, SFA transactions, or related party sponsored SPAC business combinations.  In addition, in recent quarters, we have received significant portions of new issue and advisory revenue in the form of financial instruments rather than cash.  Typically, these financial instruments are carried at fair value and included as a component of our principal investment segment.  Performance of the resulting principal investments can be materially impacted by overall performance of the equity markets.  See notes 7 and 9 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

The SPAC Market

In 2018, we began sponsoring a series of SPACs.  Each sponsored SPAC either completed or was seeking to complete a business combination with a company involved in the insurance market.  In addition, we invest in other SPACs at various stages of their business life cycle.  Beginning in 2019, these SPAC activities have become a significant portion of our Principal Investing business segment. In August 2018, we invested in and became the general partner of a newly formed investment fund (the “SPAC Fund”), which was created for the purpose of investing in the equity interests of SPACs and SPAC sponsor entities including SPACs sponsored by us, our affiliates, and third parties. Effective April 1, 2023, all of the investors in the SPAC Fund, other than Vellar GP, redeemed all of their interests in the SPAC Fund.  See recent events below for discussion of our consolidation of the SPAC Fund.

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

Equity prices of SPACs and post business combination SPACs declined significantly during 2023 and the first three months of 2024.  We are exposed to public equity prices of SPACs and post business combination SPACs both through our other investments, at fair value and investments in equity method affiliates.  As a result, we recorded significant principal transaction losses and equity method losses during 2023 and the first three months of 2024 in certain SPAC related investments.  Continued declines in the equity prices of these companies will result in further losses for us.

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

Recent Events

Consolidation of the SPAC Fund

Prior to March 31, 2023, Vellar GP had an investment in the SPAC Fund, the potential to earn incentive fees, and did not consolidate the SPAC Fund.  We own an interest in and consolidate Vellar GP.  Effective April 1, 2023, all of the investors in the SPAC Fund, other than Vellar GP, redeemed all of their interests in the SPAC Fund. Therefore, effective April 1, 2023, Vellar GP became the sole owner of the SPAC Fund and began consolidating it. Because we consolidate Vellar GP, we began consolidating the SPAC Fund effective April 1, 2023 as well. The following table represent the assets and liabilities of the SPAC Fund upon consolidation by us.

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

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2024 and 2023.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,		Favorable / (Unfavorable)
	2024	2023	$ Change	% Change
Revenues
Net trading	$9,848	$8,210	$1,638	20%
Asset management	2,717	2,025	692	34%
New issue and advisory	24,388	900	23,488	2,610%
Principal transactions and other income (loss)	(18,389)	(2,311)	(16,078)	(696%)
Total revenues	18,564	8,824	9,740	110%

Operating expenses
Compensation and benefits	14,839	10,537	(4,302)	(41%)
Business development, occupancy, equipment	1,441	1,301	(140)	(11%)
Subscriptions, clearing, and execution	2,086	2,125	39	2%
Professional fee and other operating	3,449	2,200	(1,249)	(57%)
Depreciation and amortization	124	144	20	14%
Total operating expenses	21,939	16,307	(5,632)	(35%)

Operating income / (loss)	(3,375)	(7,483)	4,108	55%

Non-operating income / (expense)

Interest expense, net	(1,666)	(1,592)	(74)	(5%)
Income / (loss) from equity method affiliates	29,045	(395)	29,440	7,453%
Income / (loss) before income taxes	24,004	(9,470)	33,474	353%
Income tax expense / (benefit)	498	584	86	15%
Net income / (loss)	23,506	(10,054)	33,560	334%
Less: Net income (loss) attributable to the non-convertible non-controlling interest	16,270	97	(16,173)	(16,673%)
Enterprise net income / (loss)	7,236	(10,151)	17,387	171%
Less: Net income (loss) attributable to the convertible non-controlling interest	5,213	(7,514)	(12,727)	(169%)
Net income / (loss) attributable to Cohen & Company Inc.	$2,023	$(2,637)	4,660	177%

Revenues

Revenues increased by $9,740, or 110%, to $18,564 for the three months ended March 31, 2024, as compared to $8,824 for the three months ended March 31, 2023. As discussed in more detail below, the change was comprised of (i) an increase of $1,638 in net trading revenue, (ii) an increase of $692 in asset management revenue, (iii) an increase of $23,488 in new issue and advisory revenue, and (iv) a decrease of $16,078 in principal transactions and other income.

Net Trading

Net trading revenue increased by $1,638, or 20%, to $9,848 for the three months ended March 31, 2024, as compared to $8,210 for the three months ended March 31, 2023.  The following table shows the detail by trading group.

NET TRADING

(Dollars in Thousands)

	Three Months Ended March 31,
	2024	2023	Change
Mortgage	$1,314	$(986)	$2,300
Gestation repo	3,457	4,381	(924)
High yield corporate	2,285	1,483	802
Investment grade corporate	(56)	207	(263)
Wholesale and other	2,848	3,125	(277)
Total	$9,848	$8,210	$1,638

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

	As of March 31,		As of December 31,
	2024	2023	2023	2022
Company-sponsored CDOs	$983,361	$1,034,684	$995,191	$1,053,430
Other Investment Vehicles (1)	1,329,471	1,122,205	1,362,484	1,061,250
Assets under management (2)	$2,312,832	$2,156,889	$2,357,675	$2,114,680

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

Asset management fees increased by $692, or 34%, to $2,717 for the three months ended March 31, 2024, as compared to $2,025 for the three months ended March 31, 2023, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT

(Dollars in Thousands)

	Three Months Ended March 31,
	2024	2023	Change
CDOs	$396	$417	$(21)
Other	2,321	1,608	713
Total	$2,717	$2,025	$692

Asset management fees from CDOs decreased mainly due to paydowns of principal.  Asset management fees from other increased primarily due to the recognition in 2024 of deferred performance fees related to certain PriDe Funds.

New Issue and Advisory

New issue and advisory revenue increased by $23,488 to $24,388 for the three months ended March 31, 2024, as compared to $900 for the three months ended March 31, 2023.  The following table summarizes new issue and advisory revenue by business line.

	Three Months Ended March 31,
	2024	2023	Change
CCM	$24,388	$742	$23,646
Commercial Real Estate Originations	-	8	(8)
U.S. Insurance Originations	-	150	(150)
Total	$24,388	$900	$23,488

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

In some cases, CCM will receive financial instruments in lieu of cash for its advisory transactions.  In these cases, we record advisory revenue equal to the fair value of the instruments received.  Subsequent to receipt, the instruments are carried at fair value as a component of other investments, at fair value in our consolidated balance sheets. Any change in the fair value of these instruments subsequent to recording the new issue revenue will be recorded as principal transactions gain or loss in the consolidated statement of operations.  Further, it should be noted that the financial instruments we receive in these cases are often either (i) common stock investments that are restricted for resale for some period of time; (ii) convertible or non-convertible debt investments that are not publicly traded; (iii) equity investments in special purpose entities that are not publicly traded; or (iv) unrestricted common stock investments in public companies but the company does not have significant trading volume.  Therefore, it may take us a significant period of time to liquidate these investments.  We may suffer significant principal transactions loss prior to final liquidation of these financial instruments which will impact the results of our Principal Investing segment.

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss) decreased by $16,078 to ($18,389) for the three months ended March 31, 2024, as compared to ($2,311) for the three months ended March 31, 2023.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME

(Dollars in Thousands)

	Three Months Ended March 31,
	2024	2023	Change
Interests in public companies
Next.e.GO N.V. (NASDAQ: EGOX)	$(7,353)	$-	$(7,353)
Banzai International, Inc. (NASDAQ: BNZI)	(118)	-	(118)
Captivision Inc. (NASDAQ: CAPT)	506	-	506
CERo Therapeutics Holdings, Inc. (NASDAQ: CERO)	(289)	-	(289)
Critical Metals Corp. (NASDAQ: CRML)	200	-	200
Psyence Biomedical Ltd. (NASDAQ: PBM)	(173)	-	(173)
Rubicon Technologies, Inc. (NYSE: RBT)	-	(2,680)	2,680
Nuburu, Inc. (NYSE American: BURU)	-	(359)	359
Semilux International Ltd. (NASDAQ: SELX)	(2,406)	-	(2,406)
Syntec Optics Holdings, Inc. (NASDAQ: OPTX)	(261)	-	(261)
Tevogen Bio Holdings, Inc. (NASDAQ: TVGN)	(1,875)	-	(1,875)
Zapata Computing Holdings Inc. (NASDAQ: ZPTA)	1,497	-	1,497
Zoomcar Holdings, Inc. (NASDAQ: ZCAR)	(7,753)	-	(7,753)
Other principal investments
SFAs	(1,573)	28	(1,601)
U.S. Insurance JV	77	103	(26)
CREO JV	159	349	(190)
Other	(122)	(25)	(97)
Total principal transactions	(19,484)	(2,584)	(16,900)

IIFC revenue share	543	257	286
All other income / (loss)	552	16	536
Other income	1,095	273	822
Principal transactions and other income (loss)	$(18,389)	$(2,311)	$(16,078)

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

Interests in Public Companies

These items represent our direct and indirect investments in certain public companies.  These investments may be in the form of unrestricted common stock, restricted common stock, equity derivatives, convertible notes, non-convertible notes, fair value receivables, as well as equity interest in SPVs that have investments in these public companies.   The name and ticker symbol of each public company in which we have a direct or indirect investment is listed in the table above.  The amounts shown represent the change in the fair value of our investment in each time period noted in the table.  All of the interests in the public companies listed above with the exception of OPTX, SELX, and ZPTA were acquired as non-cash compensation related to new issue and advisory engagements.  When we received these investments, we recorded new issue and advisory revenue for the fair value of those instruments at that time.

Other Principal Investments

We have engaged in several SFAs. In a typical SFA transaction, we acquire an interest in a publicly traded company and enter into an offsetting derivative with the same company.  Both the interest in the public company and the offsetting derivative are carried at fair value.  The amount shown in the table above represents the net change in fair value recorded during the period.  The interests we hold in SFA Counterparties are included as a component of other investments, at fair value.  The derivatives are included as a component of other investments sold, not yet purchased, at fair value.  See note 9 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information regarding our SFAs.

The U.S. Insurance JV invests in insurance company debt.  We carry our investment in the U.S. Insurance JV at its reported NAV.

The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans. We carry our investment in the CREO JV at its reported NAV.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income (Loss)

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $6,161.  In any particular year, the IIFC revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $5,632, or 35%, to $21,939 for the three months ended March 31, 2024, as compared to $16,307 for the three months ended March 31, 2023. As discussed in more detail below, the change was comprised of (i) an increase of $4,302 in compensation and benefits; (ii) an increase of $140 in business development, occupancy, and equipment; (iii) a decrease of $39 in subscriptions, clearing, and execution; (iv) an increase of $1,249 in professional fee and other operating; and (v) a decrease of $20 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $4,302, or 41%, to $14,839 for the three months ended March 31, 2024, as compared to $10,537 for the three months ended March 31, 2023.

COMPENSATION AND BENEFITS

(Dollars in Thousands)

	Three Months Ended March 31,
	2024	2023	Change
Cash compensation and benefits	$13,691	$9,448	$4,243
Equity-based compensation	1,148	1,089	59
Total	$14,839	$10,537	$4,302

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  The change was primarily the result of changes in incentive compensation.  Our total headcount decreased from 121 at March 31, 2023 to 116 at March 31, 2024.  Equity-based compensation remained relatively unchanged.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $140, or 11%, to $1,441 for the three months ended March 31, 2024, as compared to $1,301 for the three months ended March 31, 2023.  This increase was comprised of an increase in occupancy and equipment of $84, and an increase in business development of $56.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $39, or 2%, to $2,086 for the three months ended March 31, 2024, as compared to $2,125 for the three months ended March 31, 2023. The decrease was due to a decrease in clearing and execution of $104, partially offset by an increase in subscriptions and dues of $65.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $1,249, or 57%, to $3,449 for the three months ended March 31, 2024, as compared to $2,200 for the three months ended March 31, 2023. This increase was comprised of an increase in professional fees of $649 and an increase in other operating expense of $600.

Depreciation and Amortization

Depreciation and amortization decreased by $20, or 14%, to $124 for the three months ended March 31, 2024, as compared to $144 for the three months ended March 31, 2023.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $74 to $1,666 for the three months ended March 31, 2024, as compared to $1,592 for the three months ended March 31, 2023.

INTEREST EXPENSE

(Dollars in Thousands)

	Three Months Ended March 31,
	2024	2023	Change
Junior subordinated notes	$1,161	$1,209	$(48)
2020 Senior Notes	127	111	16
Byline Credit Facility	19	65	(46)
Redeemable Financial Instrument - JKD Investor	359	207	152
	$1,666	$1,592	$74

See notes 15 and 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates increased by $29,440 to $29,045 for the three months ended March 31, 2024, as compared to ($395) for the three months ended March 31, 2023.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2024	2023	Change
Dutch Real Estate Entities	$(116)	$142	$(258)
SPAC Sponsor Entities and Other	29,161	(537)	29,698
Total	$29,045	$(395)	$29,440

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

	Three Months Ended March 31,
	2024	2023	Change
Critical Metals Corp. (NASDAQ: CRML)	$5,548	$(21)	$5,569
Zoomcar Holdings, Inc. (NASDAQ: ZCAR)	(2,384)	(222)	(2,162)
Next.e.GO N.V. (NASDAQ: EGOX)	(264)	(12)	(252)
Tevogen Bio Holdings, Inc. (NASDAQ: TVGN)	2,998	(1)	2,999
Brand Engagement Network, Inc. (NASDAQ: BNAI)	8,000	(1)	8,001
Murano Global Investments Plc (NASDAQ: MRNO)	16,736	-	16,736
African Agriculture Holdings Inc. (NASDAQ: AAGR)	(1,581)	-	(1,581)
Other	108	(280)	388
Total	$29,161	$(537)	$29,698

Changes in fair value of those investments are included as a component of principal transactions and other income.  The remaining investments in SPAC Sponsor Entities and Other represent investments in SPAC sponsor entities that have not yet completed a business combination and other equity method investments.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q

Income Tax Expense / (Benefit)

Income tax expense / (benefit) increased by $86 to $498 for the three months ended March 31, 2024, as compared to $584 for the three months ended March 31, 2023.

	For the Three Months Ended March 31,
	2024	2023	Change
Current	$557	$195	$(362)
Deferred	(59)	389	448
Total	$498	$584	$86

Our provision for income taxes fluctuates due to several factors mostly attributable to our legal structure, which are summarized as follows.

Cohen & Company Inc. is treated as a C corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%.  The Company's effective tax rate is significantly different than this rate for the following reasons.

1.  Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the three months ended March 31, 2024, Cohen & Company Inc. owned 28.1% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this amount, the related tax expense is recognized in these consolidated financial statements.  The remaining 71.9% that was allocated to the non-controlling members of the Operating LLC is subject to taxation on such members' tax returns.

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

Net Income / (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the three months ended March 31, 2024 and 2023 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us therein for the relevant periods.  These interests are not convertible into Common Stock.

SUMMARY CALCULATION OF NON-CONVERTIBLE NON-CONTROLLING INTEREST

	Three Months Ended March 31,
	2024	2023	Change
Other SPAC Sponsor Investor	$17,034	$(17)	$(17,051)
Vellar GP	(764)	114	878
Total	$16,270	$97	$(16,173)

Other SPAC Sponsor Investor represents an entity that we consolidate, but do not wholly own, that invests in other SPAC sponsor entities.  The Vellar GP is consolidated by us, but we do not wholly own it.

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the three months ended March 31, 2024 and 2023 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us therein for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST

For the Three Months Ended March 31, 2024

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$24,004	$-	$24,004
Income tax expense / (benefit)	486	12	498
Net income / (loss) after tax	23,518	(12)	23,506
Other consolidated subsidiary non-controlling interest	16,270
Net income / (loss) attributable to the Operating LLC	7,248
Average effective Operating LLC non-controlling interest % (1)	71.92%
Operating LLC non-controlling interest	$5,213

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST

For the Three Months Ended March 31, 2023

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(9,470)	$-	$(9,470)
Income tax expense / (benefit)	746	(162)	584
Net income / (loss) after tax	(10,216)	162	(10,054)
Other consolidated subsidiary non-controlling interest	97
Net income / (loss) attributable to the Operating LLC	(10,313)
Average effective Operating LLC non-controlling interest % (1)	72.86%
Operating LLC non-controlling interest	$(7,514)

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through a distribution or a loan. CCFESA is subject to the regulations of the ACPR, which imposes minimum capital requirements.  See note 25 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

On July 29, 2021, our board of directors reinstated our quarterly dividend declaring a cash dividend of $0.25 per share.  We have paid a quarterly cash dividend of $0.25 regularly since that date.  In addition to our routine quarterly distribution, on March 8, 2022, our board of directors declared a special cash dividend of $0.75 per share.  On May 2, 2024, the Company's board of directors declared a quarterly cash dividend of $0.25 per share on its Common Stock.  The dividends are payable on June 5, 2024 to stockholders of record on May 20, 2024.

During the three months ended March 31, 2024 and 2023, we had no other financing transactions in excess of $1,000.  This excludes non-cash transactions.  See note 23 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

As of March 31, 2024 and December 31, 2023, we maintained cash and cash equivalents of $ 11,829 and $ 10,650, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION

(Dollars in Thousands)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities	$5,137	$(27,709)
Cash flow from investing activities	(2,856)	2,714
Cash flow from financing activities	(999)	(556)
Effect of exchange rate on cash	(103)	91
Net cash flow	1,179	(25,460)
Cash and cash equivalents, beginning	10,650	29,101
Cash and cash equivalents, ending	$11,829	$3,641

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Three Months Ended March 31, 2024

As of March 31, 2024, our cash and cash equivalents were $ 11,829, representing an increase of $ 1,179 from December 31, 2023. The increase was attributable to cash provided by operating activities of $ 5,137, cash used in investing activities of  $ 2,856, cash used in financing activities of  $ 999, and a decrease in cash caused by the change in exchange rates of $ 103.

The cash provided by operating activities of $ 5,137 was comprised of (a) net cash outflows of $ 5,362 related to working capital fluctuations; (b) net cash inflows of $ 3,923 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) net cash inflows from other earnings items of $ 6,576 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), non-cash revenue, realized and unrealized gains and losses and accretion of income on other investments, income/(loss) from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash used in investing activities of $ 2,856 was comprised of (a) $214 of sales of other investments sold, not yet purchased, at fair value; (b) $22,383 of sales of other investments, at fair value; (c) $5 in distributions received from equity method affiliates; partially offset by (d) $25,146 of cash used to purchase other investments, at fair value; (e) $213 of cash used to purchase other investments sold, not yet purchased, at fair value; and (f) $99 in cash used to purchase furniture, equipment, and leasehold improvements.

The cash used in financing activities of $ 999 was comprised of (a) $185 in cash used to net settle equity awards; (b) $245 in cash used to pay dividends; and (c) $569 in convertible non-controlling interest distributions.

Three Months Ended March 31, 2023

As of March 31, 2023, our cash and cash equivalents were $3,641, representing a decrease of $25,460 from December 31, 2022. The decrease was attributable to cash used in operating activities of $27,709, cash provided by investing activities of $2,714, cash used in financing activities of $556, and an increase in cash caused by the change in exchange rates of $91.

The cash used in operating activities of $27,709 was comprised of (a) net cash outflows of $7,271 related to working capital fluctuations; (b) net cash outflows of $14,656 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, but not yet purchased; and (c) net cash outflows from other earnings items of $5,782 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), realized and unrealized gains and losses and accretion of income on other investments, income from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $2,714 was comprised of (a) $3,908 in sales and returns of principal from other investments, at fair value; (b) $1 in distributions from equity method affiliates; partially offset by (c) $363 in cash used to purchase other investments, at fair value; (d) $736 in cash used to invest in equity method affiliates; and (e) $96 of cash used to purchase furniture and equipment.

The cash used in financing activities of $ 556 was comprised of (a) $164 in cash used to net settle equity awards; (b) $215 in cash used to pay dividends; (c) $215 in convertible non-controlling interest distributions; partially offset by (d) $38 in investments received from non-controlling interests.

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFESA in France. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. CCFESA is subject to the regulations of the ACPR. The amount of net assets that these subsidiaries may distribute is subject to restrictions under the applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at March 31, 2024 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS

(Dollars in Thousands)

March 31, 2024
United States	$250
Europe	669
Total	$919

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at March 31, 2024, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $54,598. See note 19 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Restrictions of Distributions of Capital from JVB

As of March 31, 2024, our total equity on a consolidated basis was $113,323 and the total equity of JVB was $91,249.  Therefore, only $22,074 of equity exists outside of JVB.  However, it should be noted that our non-redeemable NCI represents equity that is included in our consolidated financial statements but is not available to the Operating LLC to fund operations outside of those specific consolidated but not wholly owned subsidiaries.  As of March 31, 2024, our non-convertible non-controlling interest balance was $25,876.  Therefore, a deficit of available equity exists outside of JVB of $3,802.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the three months ended March 31, 2024 and the twelve months ended December 31, 2023 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Three Months Ended March 31, 2024	For the Twelve Months Ended December 31, 2023
Receivables under resale agreements
Period end	$692,438	$408,408
Monthly average	$483,961	$430,672
Maximum month end	$692,438	$564,527
Securities sold under agreements to repurchase
Period end	$690,900	$408,203
Monthly average	$483,429	$438,576
Maximum month end	$690,900	$563,542

Fluctuations in the balance of our repurchase agreements from period to period and intra-period are dependent on business activity in those periods. The fluctuations in the balances of our receivables under resale agreements over the periods presented were impacted by our clients' desires to execute on balance sheet collateralized financing arrangements.

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

DETAIL OF DEBT

(Dollars in Thousands)

	As of	As of	Interest
Description	March 31, 2024	December 31, 2023	Rate Terms	Interest (2)	Maturity
Non-convertible debt:
12.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	12.00%	January 2026

Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	9.58%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	9.71%	March 2035
Less unamortized discount	(22,928)	(22,909)
	25,197	25,216

Byline Bank	-	-	Variable	NA	June 2024
Total	$29,697	$29,716

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of March 31, 2024 on a combined basis was 21.67% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

As of March 31, 2024 and December 31, 2023, we had a redeemable financial instrument payable to JKD Investor.  See note 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 14 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of March 31, 2024.

Contractual Obligations

The table below summarizes our significant contractual obligations as of March 31, 2024 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements. In addition, amortization of discount on debt is excluded.

CONTRACTUAL OBLIGATIONS

March 31, 2024

(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$18,671	$2,643	$5,076	$4,868	$6,084
Maturity of 2020 Senior Notes (1)	4,500	-	4,500	-	-
Interest on 2020 Senior Notes (1)	993	540	453	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	57,741	4,637	9,274	9,274	34,556
Redeemable Financial Instrument - JKD Investor (3)	7,868	7,868	-	-	-
Other Operating Obligations (4)	2,094	1,434	660	-	-
	$139,992	$17,122	$19,963	$14,142	$88,765

(1)

The 2020 Senior Notes mature on January 31, 2026.  However, any time after January 31, 2025, the holder can give us 31 days' notice and require full repayment.  For purposes of the table above, we show the maturity on the earlier date, but show the interest payments out to the stated maturity date.

(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 9.58% (based on the Term SOFR rate in effect as of March 31, 2024 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 9.71% (based on the Term SOFR rate in effect as of March 31, 2024 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements—Codification Amendments in Response to the Securities and Exchange Commission (“SEC’”) Disclosure Update and Simplification Initiative. These amendments clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB accounting standard codification with the  SEC’s regulations.  The ASU will be effective on the date the related disclosure requirements are removed from Regulation S-X or Regulation S-K by the SEC  and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027.  Early adoption is not permitted. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

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

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The ASU provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for as share-based payment arrangements in accordance with FASB Accounting Standards Codification (FASB ASC) 718, Compensation-Stock Compensation.  The ASU is effective for public business entities for annual periods beginning after December 15, 2024 and interim periods with those annual periods. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements — Amendments to Remove References to the Concepts Statements. The ASU amends the Codification to remove references to various concepts statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas.   The ASU is effective for public business entities for annual periods beginning after December 15, 2024. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. Our industry is subject to a number of highly complex accounting rules and requirements many of which place heavy burdens on management to make judgments relating to our business. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended March 31, 2024, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of March 31, 2024, we would incur a loss of ($2,078) if the yield curve rises 100 bps across all maturities and a gain of $2,072 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We also hold a significant amount of equity in public companies that recently completed a merger with a SPAC we sponsored or invested in. A significant portion of the equity we hold in these types of entities are subject to sale restrictions. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions or in some cases entering into derivatives trades to hedge this exposure. We also have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of March 31, 2024, our equity price sensitivity was $806 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of March 31, 2024, a 100 bps change in the appropriate variable base rate would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,292 as of March 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the Company’s board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2024. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at March 31, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our subsidiary investment adviser, Cohen & Company Financial Management LLC (CCFM), is currently subject to an investigation by the SEC’s enforcement division, which is reviewing its disclosure practices around conflicts of interest and other issues.  As is our current practice, we are cooperating with the SEC Staff and are in the process of responding to their requests for information. We cannot predict the outcome of this investigation. The costs related to responding to and cooperating with the SEC staff may be material and could continue to be material at least through the completion of the SEC investigation.

Incorporated by reference to the headings titled “Commitments and Contingencies” in note 21 to the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2023.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
January 1 through January 31, 2024	-	$-	-	34,704
February 1 through February 29, 2024	-	$-	-	34,704
March 1 through March 31, 2024	-	$-	-	34,704
Total	-		-

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Rule 10b5-1 Trading Plans

Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended March 31, 2024,  none of our directors or officers adopted, modified or terminated by any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted inline XBRL: (i) the Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Three Months Ended March 31, 2024 and 2023, (iii) the Consolidated Statements of Changes in Equity for the Three and Three Months Ended March 31, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023, and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN
Lester R. Brafman
Date: May 6, 2024		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: May 6, 2024		Executive Vice President, Chief Financial Officer, and Treasurer