Form 10-Q
period 2024-06-30
Cohen & Co Inc.
filed 2024-08-06
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of  August 1, 2024, there were 1,950,152 shares of common stock ($0.01 par value per share) of Cohen & Company Inc. ("Common Stock") outstanding.

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

June 30, 2024

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
●

risks and liabilities due to our investments in the equity interests of SPACs and SPAC sponsor entities including the risk of increased regulation applicable to SPACs, risks regarding litigation in connection with the SPACs in which we invest and those we sponsor, uncertainty of whether the SPACs in which we invest and those we sponsor will consummate a business combination, significant competition for business opportunities in the SPAC industry, write-downs or write-offs with respect to the securities that we hold subsequent to the consummation of an initial business combination by the SPACs in which we invest and those we sponsor, and the target of a SPAC being an early-stage and financially unstable company;

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

“JVB Holdings” refers to JVB Financial Holdings, L.P., a wholly owned subsidiary of the Operating LLC; “JVB” refers to J.V.B. Financial Group, LLC, a wholly owned broker-dealer subsidiary of JVB Holdings;  "CCFESA" refers to Cohen & Company Financial (Europe) S.A., a majority owned subsidiary regulated by the Autorite de Controle Prudentiel et de Resolution ("ACPR") in France;  "CCM" refers to Cohen & Company Capital Markets, a division of JVB, and is the Company's full-service boutique investment bank, which focuses on M&A, underwriting, capital markets and SPAC advisory services.

“Securities Act” refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2024
	(unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$9,575	$10,650
Receivables from brokers, dealers, and clearing agencies	60,317	66,801
Due from related parties	994	772
Other receivables	7,851	5,373
Investments-trading	122,979	181,328
Other investments, at fair value	40,331	72,217
Receivables under resale agreements	541,955	408,408
Investments in equity method affiliates	29,178	14,241
Deferred income taxes	1,630	1,580
Goodwill	109	109
Right-of-use asset - operating leases	6,596	7,541
Other assets	4,498	3,741
Total assets	$826,013	$772,761

Liabilities
Payables to brokers, dealers, and clearing agencies	$67,080	$111,085
Accounts payable and other liabilities	7,283	8,115
Accrued compensation	14,236	17,268
Lease liability - operating leases	7,196	8,216
Trading securities sold, not yet purchased	47,719	65,751
Other investments sold, not yet purchased, at fair value	7,590	24,742
Securities sold under agreements to repurchase	541,734	408,203
Redeemable financial instruments	7,868	7,868
Debt	29,689	29,716
Total liabilities	730,395	680,964

Commitments and contingencies (See note 21)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized, 27,413,098 shares issued and outstanding	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,950,152 and 1,893,747 shares issued and outstanding, respectively, including 319,251 and 367,491 unvested or restricted share awards, respectively	19	19
Additional paid-in capital	75,993	74,594
Accumulated other comprehensive loss	(977)	(944)
Accumulated deficit	(33,397)	(32,014)
Total stockholders' equity	41,665	41,682
Non-controlling interest	53,953	50,115
Total equity	95,618	91,797
Total liabilities and equity	$826,013	$772,761

(

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Net trading	$8,798	$7,416	18,646	$15,626
Asset management	2,078	1,605	4,795	3,630
New issue and advisory	6,500	1,395	30,888	2,295
Principal transactions and other income (loss)	(6,578)	12,156	(24,967)	9,845
Total revenues	10,798	22,572	29,362	31,396

Operating expenses
Compensation and benefits	10,699	10,001	25,538	20,538
Business development, occupancy, equipment	1,591	1,318	3,032	2,619
Subscriptions, clearing, and execution	2,217	2,343	4,303	4,468
Professional fee and other operating	2,533	1,762	5,982	3,962
Depreciation and amortization	125	149	249	293
Total operating expenses	17,165	15,573	39,104	31,880

Operating income (loss)	(6,367)	6,999	(9,742)	(484)

Non-operating income (expense)
Interest expense, net	(1,425)	(1,630)	(3,091)	(3,222)
Income (loss) from equity method affiliates	(5,996)	(511)	23,049	(906)
Income (loss) before income tax expense (benefit)	(13,788)	4,858	10,216	(4,612)
Income tax expense (benefit)	(205)	5,550	293	6,134
Net income (loss)	(13,583)	(692)	9,923	(10,746)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	(5,206)	6,503	11,064	6,600
Enterprise net (loss)	(8,377)	(7,195)	(1,141)	(17,346)
Less: Net (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	(6,028)	(594)	(815)	(8,108)
Net (loss) attributable to Cohen & Company Inc.	$(2,349)	$(6,601)	(326)	$(9,238)
Income (loss) per share data (see note 20)
(Loss) per common share-basic:
Basic (loss) per common share	$(1.45)	$(4.34)	$(0.20)	$(6.14)
Weighted average shares outstanding-basic	1,615,902	1,520,122	1,598,646	1,504,819
(Loss) per common share-diluted:
Diluted (loss) per common share	$(1.47)	$(4.34)	$(0.20)	$(6.14)
Weighted average shares outstanding-diluted	5,682,360	1,520,122	5,657,587	1,504,819

Comprehensive income (loss)
Net income (loss)	$(13,583)	$(692)	9,923	$(10,746)
Other comprehensive (loss) item:
Foreign currency translation adjustments, net of tax of $0	(15)	10	(66)	55
Other comprehensive (loss), net of tax of $0	(15)	10	(66)	55
Comprehensive income (loss)	(13,598)	(682)	9,857	(10,691)
Less: comprehensive income (loss) attributable to the non-controlling interest	(11,245)	5,916	10,202	(1,466)
Comprehensive (loss) attributable to Cohen & Company Inc.	$(2,353)	$(6,598)	(345)	$(9,225)

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Six Months Ended June 30, 2024
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2023	$27	$19	$74,594	$(32,014)	$(944)	$41,682	$50,115	$91,797
Net income	-	-	-	2,023	-	2,023	21,483	23,506
Other comprehensive (loss)	-	-	-	-	(15)	(15)	(36)	(51)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	447	-	(10)	437	(437)	-
Equity-based compensation	-	-	325	-	-	325	823	1,148
Shares withheld for employee taxes	-	-	(52)	-	-	(52)	(133)	(185)
Dividends/distributions to convertible non-controlling interest	-	-	-	(647)	-	(647)	(1,586)	(2,233)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(659)	(659)
March 31, 2024	$27	$19	$75,314	$(30,638)	$(969)	$43,753	$69,570	$113,323
Net (loss)	-	-	-	(2,349)	-	(2,349)	(11,234)	(13,583)
Other comprehensive (loss)	-	-	-	-	(4)	(4)	(11)	(15)
Common stock issued, net	-	-	154	-	-	154	-	154
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	198	-	(4)	194	(194)	-
Equity-based compensation	-	-	329	-	-	329	827	1,156
Shares withheld for employee taxes	-	-	(2)	-	-	(2)	(2)	(4)
Dividends/distributions to convertible non-controlling interest	-	-	-	(410)	-	(410)	(1,436)	(1,846)
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(3,567)	(3,567)
June 30, 2024	$27	$19	$75,993	$(33,397)	$(977)	$41,665	$53,953	$95,618

	Cohen & Company Inc.
	Six Months Ended June 30, 2023
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2022	$27	$17	$72,801	$(25,151)	$(955)	$46,739	$47,287	$94,026
Net (loss)	-	-	-	(2,637)	-	(2,637)	(7,417)	(10,054)
Other comprehensive income	-	-	-	-	10	10	35	45
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	582	-	(12)	570	(570)	-
Equity-based compensation and vesting of shares	-	1	299	-	-	300	789	1,089
Shares withheld for employee taxes	-	-	(46)	-	-	(46)	(118)	(164)
Dividends/distributions to convertible non-controlling interest	-	-	-	(594)	-	(594)	(1,187)	(1,781)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(834)	(834)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	38	38
March 31, 2023	$27	$18	$73,636	$(28,382)	$(957)	$44,342	$38,023	$82,365
Net (loss)	-	-	-	(6,601)	-	(6,601)	5,909	(692)
Other comprehensive income	-	-	-	-	3	3	7	10
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	30	-	(1)	29	(29)	-
Equity-based compensation and vesting of shares	-	-	304	-	-	304	804	1,108
Shares withheld for employee taxes	-	-	(3)	-	-	(3)	(9)	(12)
Dividends/distributions to convertible non-controlling interest	-	-	-	(390)	-	(390)	(1,079)	(1,469)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	1	1
June 30, 2023	$27	$18	$73,967	$(35,373)	$(955)	$37,684	$43,627	$81,311

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss)	$9,923	$(10,746)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	2,304	2,196
Loss (gain) on other investments, at fair value	48,060	13,979
Loss (gain) on other investments, sold not yet purchased	(20,999)	(23,051)
Noncash advisory fees received	(11,140)	(492)
(Income) loss from equity method affiliates	(23,049)	906
Depreciation and amortization	249	293
Amortization of discount on debt	(27)	300
Deferred tax provision (benefit)	(50)	6,603
Change in operating assets and liabilities, net:
Change in receivables from / payables to brokers, dealers, and clearing agencies	(37,521)	93,621
Change in receivables from / payables to related parties, net	(222)	68
(Increase) decrease in other receivables	(2,478)	3,793
(Increase) decrease in investments-trading	58,349	19,023
(Increase) decrease in receivables under resale agreements	(133,547)	(19,836)
(Increase) decrease in other assets	413	117
Increase (decrease) in accounts payable and other liabilities	(1,802)	(86,765)
Increase (decrease) in accrued compensation	(3,032)	(4,390)
Increase (decrease) in trading securities sold, not yet purchased	(18,032)	(35,840)
Increase (decrease) in securities sold under agreements to repurchase	133,531	4,554
Net cash provided by (used in) operating activities	930	(35,667)
Investing activities
Purchase of other investments, at fair value	(34,289)	(58,723)
Purchase of other investments sold, not yet purchased, at fair value	(1,267)	(112)
Sales and returns of principal - other investments, at fair value	41,544	57,140
Sales and returns of principal - other investments sold, not yet purchased, at fair value	214	25,885
Investment in equity method affiliate	(134)	(1,124)
Distribution from equity method affiliate	857	3
Purchase of furniture, equipment, and leasehold improvements	(474)	(218)
Net cash provided by (used in) investing activities	6,451	22,851
Financing activities
Proceeds from debt	-	15,000
Repayment of debt	-	(15,000)
Cash used to net share settle equity awards	(189)	(175)
Proceeds from issuance of common stock	154
Cohen & Company Inc. dividends	(1,057)	(984)
Convertible non-controlling interest distributions	(3,022)	(2,266)
Redemption of convertible non-controlling units	(659)	(833)
Non-convertible non-controlling interest investment	-	38
Non-convertible non-controlling interest distributions	(3,567)	-
Net cash provided by (used in) financing activities	(8,340)	(4,220)
Effect of exchange rate on cash	(116)	101
Net increase (decrease) in cash and cash equivalents	(1,075)	(16,935)
Cash and cash equivalents, beginning of period	10,650	29,101
Cash and cash equivalents, end of period	$9,575	$12,166

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

Subsequent to the AFN Merger, AFN was renamed Cohen & Company Inc. In January 2011, Cohen & Company Inc. was renamed again as Institutional Financial Markets, Inc. (“IFMI”) and on September 1, 2017 was renamed again as Cohen & Company Inc.  Effective January 1, 2010, the Company ceased to qualify as a REIT.

The Company

The Company is a financial services company specializing in an expanding range of capital markets and asset management services. As of June 30, 2024, the Company had $2.33 billion in assets under management (“AUM”) of which $1.0 billion was in collateralized debt obligations (“CDOs”). The remaining portion of AUM was from a diversified mix of Investment Vehicles (as defined herein).

In these financial statements, the “Company” refers to Cohen & Company Inc. and its subsidiaries on a consolidated basis. Cohen & Company, LLC or the “Operating LLC” refers to the main operating subsidiary of the Company.  “Cohen Brothers” refers to the pre-AFN Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “Cohen & Company Inc.” is used, it refers to the parent company itself. “JVB Holdings” refers to J.V.B. Financial Holdings, LP, a wholly owned subsidiary of the Operating LLC. “JVB” refers to J.V.B. Financial Group, LLC, a wholly owned broker-dealer subsidiary of JVB Holdings. "CCFESA" refers to Cohen & Company Financial (Europe) S.A., a majority owned subsidiary regulated by the Autorite de Controle Prudentiel et de Resolution ("ACPR") in France. "CCM", a division of JVB, refers to  Cohen & Company Capital Markets, the Company's full-service boutique investment bank, which focuses on M&A, underwriting, capital markets and SPAC advisory services.

The Company’s business is organized into the following three business segments.

Capital Markets: The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, gestation repo financing, new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, asset backed securities (“ABS”), mortgage-backed securities (“MBS”), residential mortgage-backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. The Company operates its capital markets activities primarily through its subsidiaries: JVB in the United States and CCFESA in Europe. A division of JVB, Cohen & Company Capital Markets ("CCM") is the Company's full-service boutique investment bank, which focuses on M&A, underwriting, capital markets and SPAC advisory services.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the six months ended June 30, 2024 and 2023 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three and six months ended June 30, 2024.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the Company's debt was assumed in the AFN Merger and recorded at fair value as of that date. As of June 30, 2024 and December 31, 2023, the fair value of the Company’s debt was estimated to be $38,815 and $37,474, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the valuation hierarchy.

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

4. OTHER RECENT BUSINESS TRANSACTIONS OR EVENTS

Consolidation of the SPAC Fund

Prior to March 31, 2023, the general partner of the SPAC Fund (“Vellar GP”) had an investment in the SPAC Fund, the potential to earn incentive fees, and did not consolidate the SPAC Fund.  Effective April 1, 2023, all of the investors in the SPAC Fund, other than Vellar GP, redeemed all of their interests in the SPAC Fund. Therefore, effective April 1, 2023, Vellar GP became the sole owner of the SPAC Fund and began consolidating it. The Company owns an interest in and consolidates Vellar GP. Effective April 1, 2023, the Company began consolidating the SPAC Fund as well. The Company recorded the following entry upon consolidation.

Asset/(Liability)
Cash and cash equivalents	$257
Receivables from brokers, dealers, and clearing agencies	68,066
Other investments, at fair value	40,388
Other assets	108
Accounts payable and other liabilities	(82,968)
Other investments sold, not yet purchased	(25,806)
Vellar GP's remaining investment in the SPAC Fund	$45

As of  June 30, 2024, all amounts due to the redeeming investors in the SPAC Fund were paid in full.

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net realized gains (losses) - trading inventory	$1,247	$3,267	$6,662	$10,717
Net unrealized gains (losses) - trading inventory	3,762	632	4,728	(2,274)
Net gains and losses	5,009	3,899	11,390	8,443

Interest income- trading inventory	1,103	918	2,510	1,653
Interest income-reverse repos	11,308	6,402	19,187	12,532
Interest income	12,411	7,320	21,697	14,185

Interest expense-repos	(10,240)	(5,630)	(17,335)	(11,085)
Interest expense-margin payable	(1,007)	(1,416)	(2,403)	(2,866)
Interest expense	(11,247)	(7,046)	(19,738)	(13,951)

Other trading revenue	2,625	3,243	5,297	6,949

Net trading	$8,798	$7,416	$18,646	$15,626

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 7.  For discussion of margin payable, see note 6.  Other trading revenue includes revenue earned on our agency repo business (see note 10).

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	June 30, 2024	December 31, 2023
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	2,625	1,527
Receivables from clearing agencies	57,442	65,024
Receivables from brokers, dealers, and clearing agencies	$60,317	$66,801

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	June 30, 2024	December 31, 2023
Margin payable	$67,080	$111,085
Payables to brokers, dealers, and clearing agencies	$67,080	$111,085

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

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING

(Dollars in Thousands)

	June 30, 2024	December 31, 2023
Certificates of deposit	$216	$-
Corporate bonds and redeemable preferred stock	48,197	53,657
Derivatives	1,438	7,470
Equity securities	930	928
Municipal bonds	17,169	20,572
Residential mortgage loans	1,542	3,113
RMBS	7	9
U.S. government agency debt securities	10,678	6,567
U.S. government agency MBS and CMOs	42,547	88,000
U.S. Treasury securities	255	1,012
Investments-trading	$122,979	$181,328

Substantially all of the Company's investments-trading serve as collateral for the Company's margin loan payable.  See note 6.

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

	June 30, 2024	December 31, 2023
Corporate bonds and redeemable preferred stock	$22,673	$24,355
Derivatives	438	6,719
Equity securities	67	393
U.S. government agency debt securities	1	-
U.S. government agency MBS and CMOs	95	-
U.S. Treasury securities	24,445	34,284
Trading securities sold, not yet purchased	$47,719	$65,751

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other Investments, at Fair Value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	June 30, 2024	December 31, 2023
Equity securities	$8,372	$38,038
Equity derivatives	876	1,447
Restricted equity securities	10,893	2,054
Corporate bonds and redeemable preferred stock	519	506
Fair value receivables	8,821	9,541
Interests in SPVs	2,629	12,609
CREO JV	5,086	4,783
U.S. Insurance JV	2,851	3,107
Residential mortgage loans	284	132
Other investments, at fair value	$40,331	$72,217

As of June 30, 2024, $2,284 of equity securities, $804 of equity derivatives, and $2,538 of the fair value receivables represented long positions related to share forward arrangements ("SFAs") entered into by the Company. As of December 31, 2023, $26,079 of unrestricted equity securities, $1,447 of equity derivatives, and $6,278 of the fair value receivables represented long positions related to SFAs entered into by the Company.  See note 9.

Fair value receivables represent receivables (including receivables that are convertible into equity shares) from various counterparties in connection with the Company's advisory and SFA business. These receivables are carried at fair value.

Interests in SPVs represents consideration the Company has received for services provided by CCM, rather than cash.  The SPVs hold convertible notes receivable interests in the counterparties.  The Company does not consolidate the SPVs and carries its interests in the SPVs at fair value.  See note 9 for discussion of the determination of fair value.

A total of $821 and $946 of the amounts shown as other investments, at fair value above served as collateral for the Company's margin loan payable as of  June 30, 2024 and December 31, 2023, respectively.  See note 6.

Other Investments Sold, Not Yet Purchased, at Fair Value

Other investments sold, not yet purchased, at fair value consisted of the following.

OTHER INVESTMENTS SOLD, NOT YET PURCHASED, AT FAIR VALUE

(Dollars in Thousands)

	June 30, 2024	December 31, 2023
Equity securities	$580	$97
Share forward liabilities	7,010	24,645
Other investments sold, not yet purchased, at fair value	$7,590	$24,742

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

The Company recognized net gains (losses) of ($19,136) and ($11,376), related to changes in fair value of investments that were included as a component of other investments, at fair value during the three months ended June 30, 2024 and 2023, respectively. The Company recognized net gains (losses) of ($48,060) and ($13,979), related to changes in fair value of investments that were included as a component of other investments, at fair value during the six months ended June 30, 2024 and 2023, respectively.

The Company recognized net gains (losses) of $11,573 and $23,046 related to changes in fair value of investments that were included as a component of other investments sold, not yet purchased during the three months ended June 30, 2024 and 2023, respectively. The Company recognized net gains (losses) of $20,999 and $23,051 related to changes in fair value of investments that were included as a component of other investments sold, not yet purchased during the six months ended June 30, 2024 and 2023, respectively.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of June 30, 2024 and December 31, 2023, and indicate the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
June 30, 2024

(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
Certificates of deposit	$216	$-	$216	$-
Corporate bonds and redeemable preferred stock	48,197	-	48,197	-
Derivatives	1,438	-	1,438	-
Equity securities	930	930	-	-
Municipal bonds	17,169	-	17,169	-
Residential mortgage loans	1,542	-	1,542	-
RMBS	7	-	7	-
U.S. government agency debt securities	10,678	-	10,678	-
U.S. government agency MBS and CMOs	42,547	-	42,547	-
U.S. Treasury securities	255	255	-	-
Total investments - trading	$122,979	$1,185	$121,794	$-

Other investments, at fair value:
Equity securities	$8,372	$8,372	$-	$-
Equity derivatives	876	-	876	-
Restricted equity securities	10,893	8,574	2,319	-
Corporate bonds and redeemable preferred stock	519	-	519	-
Fair value receivables	8,821	-	8,821	-
Interests in SPVs	2,629	-	2,629	-
Residential mortgage loans	284	-	284	-
	32,394	$16,946	$15,448	$-
Investments measured at NAV (1)	7,937
Total other investments, at fair value	$40,331

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$22,673	$-	$22,673	$-
Derivatives	438	-	438	-
Equity securities	67	67	-	-
U.S. government agency debt securities	1	-	1	-
U.S. government agency MBS and CMOs	95	-	95	-
U.S. Treasury securities	24,445	24,445	-	-
Total trading securities sold, not yet purchased	$47,719	$24,512	$23,207	$-

Other investments, sold not yet purchased:
Equity securities	$580	$130	$450	$-
Share forward liabilities	7,010	-	7,010	-
Total other investments sold, not yet purchased	$7,590	$130	$7,460	$-

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

Equity Securities: The fair value of equity securities that represent unrestricted investments in publicly traded companies (common or preferred shares, options, warrants, and other equity investments) is determined using the closing price of the security as of the reporting date. These are securities that are traded on a recognized liquid exchange and the Company classifies their fair value within level 1 of the valuation hierarchy.  The fair value of equity securities that represent investments in privately held companies is generally determined either (i) based on a valuation model or (ii) based on recently observed transactions in the same instrument or similar instrument that the Company holds.  These valuations are generally classified within either level 2 or level 3 of the valuation hierarchy.

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

Restricted Equity Securities:  Restricted equity securities are investments in publicly traded companies.  However, they are restricted from re-sale until either (a) the share price trades above a certain threshold for a certain period of time or (b) a certain period of time elapses, or both. The Company determines the fair value by utilizing a model that starts with the publicly traded share price but then applies a discount based on a Monte Carlo simulation.  The inputs to this model are observable so the Company generally classifies these securities within level 2 of the valuation hierarchy.  If the restriction is short and deemed immaterial, the Company will determine fair value to be equal to the publicly traded share price without discount and will classify the securities within level 1 of the hierarchy.  The Company is not allowed to sell these shares during the restriction period and there is no certainty as to when these hurdles will be met or if they will be met at all.

Fair value receivables:  Fair value receivables represent amounts receivable from third parties in connection with the Company's SFAs and CCM business.  See note 9.  The Company values these instruments using a model.  The main input to these models is the risk-based cash flow discount rates.  In the case where the receivable is convertible into counterparty equity, additional inputs include the counterparty’s share price, volatility, and the risk-free rate of return. The inputs to this model are observable so the Company classifies these securities within level 2 of the valuation hierarchy.

Foreign Government Bonds: The fair value of foreign government bonds is estimated using valuations provided by third party pricing services and classifies the fair value within level 2 of the valuation hierarchy.

Interests in SPVs: The Company values these instruments using a model.  The model first determines the value of the SPV's financial instruments and then determines what portion of that fair value is allocable to the Company’s interest in the SPV.  If appropriate, the Company determines the fair value of the financial instruments held by the SPV using a model, which may include a Monte Carlo simulation.  The main inputs are the counterparty’s share price, volatility, risk free rate of return, and risk-based cash flow discount rates.  The inputs to this model are observable so the Company classifies these securities within level 2 of the hierarchy.

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

Residential Mortgage Loans: The Company generally values these loans using a model. The model’s main inputs are current market quotations for pooled mortgage loan securities with similar characteristics. The Company considers the inputs to be observable and, therefore, classifies the fair value of these loans within level 2 of the valuation hierarchy.

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

U.S. Treasury Securities: U.S. Treasury securities include U.S. Treasury bonds and notes, and the fair values of the U.S. Treasury securities are based on quoted prices or market activity in active markets. Valuation adjustments are not applied. The Company classifies the fair value of these securities within level 1 of the valuation hierarchy.

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

Share forward liabilities

Share forward liabilities are included as a component of other investments sold, not yet purchased in the Company's consolidated balance sheets.  The Company considers these derivatives as level 2 within the fair value hierarchy.  See note 9.

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which were measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023.

	Fair Value June 30, 2024	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (a)	$5,086	$9,978	N/A	N/A
U.S. Insurance JV (b)	2,851	N/A	N/A	N/A
	$7,937

	Fair Value December 31, 2023	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (a)	$4,783	$10,398	N/A	N/A
U.S. Insurance JV (b)	3,107	N/A	N/A	N/A
	$7,890

N/A	Not Applicable
(a)	The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans.
(b)	The U.S. Insurance JV invests in USD denominated debt issued by small and medium size insurance and reinsurance companies.

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

Derivative financial instruments are recorded at fair value. If the derivative was entered into as part of the Company’s broker-dealer operations, it will be included as a component of investments-trading or trading securities sold, not yet purchased. If it was entered into as a hedge for another financial instrument included in other investments, at fair value, then the derivative will be included as a component of other investments, at fair value.

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

Equity Derivatives

A significant portion of the Company’s equity holdings are carried at fair value.  From time to time, the Company hedges a portion of this exposure by entering into equity derivatives such as puts and short call options.  These derivative positions are held at fair value as a component of other investments, at fair value and other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of  June 30, 2024 and December 31, 2023, the Company had no options. From time to time, the Company may also enter into forward purchase commitments for equity securities.

In addition, the Company may engage in advisory transactions that result in a receivable that can be paid in cash or a variable number of equity instruments.  In such instances, the Company would record the receivable as a component of other assets in its consolidated balance sheets and record the equity component as an embedded derivative.  All equity derivatives are carried at fair value as a component of other investments, at fair value or other investments sold, not yet purchased in the Company’s consolidated balance sheets. As of  June 30, 2024 and December 31, 2023, the Company had equity derivatives included in other investments, at fair value of $876 and $1,447, respectively.

The Company may hedge a portion of the exposure from these equity investments by entering into short trades.  These short trades are not treated as derivatives and are carried as a component of other investments sold, not yet purchased in the Company’s consolidated balance sheets.  See note 7.

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

The Company carries TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At June 30, 2024, the Company had open TBAs and other forward MBS purchase agreements in the notional amount of $1,111,500 and open TBAs and other forward MBS sale agreements in the notional amount of $1,134,610. At December 31, 2023, the Company had open TBAs and other forward agency MBS purchase agreements in the notional amount of $592,000 and open TBAs and other forward agency MBS sale agreements in the notional amount of $618,425.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular timeframe, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, which are both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. As of  June 30, 2024 and  December 31, 2023, the Company had no open forward purchase or sales commitments.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of June 30, 2024 and December 31, 2023, the Company had no outstanding foreign currency forward contracts.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of June 30, 2024 and December 31, 2023.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	June 30, 2024	December 31, 2023
TBAs and other forward agency MBS	Investments-trading	$1,438	$7,470
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(438)	(6,719)
Equity derivatives	Other investments, at fair value	876	1,447
Share forward liabilities	Other investments sold, not yet purchased, at fair value	(7,010)	(24,645)
		$(5,134)	$(22,447)

The following tables present the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION

(Dollars in Thousands)

		Three Months Ended June 30,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2024	2023
TBAs and other forward agency MBS	Revenue-net trading	$1,249	$1,531
Equity derivatives	Principal transactions and other income (loss)	(79)	788
Share forward liabilities	Principal transactions and other income (loss)	8,782	23,039
		$9,952	$25,358

		Six Months Ended June 30,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2024	2023
TBAs and other forward agency MBS	Revenue-net trading	$2,603	$1,922
Equity derivatives	Principal transactions and other income (loss)	(643)	788
Share forward liabilities	Principal transactions and other income (loss)	16,332	23,039
		$18,292	$25,749

The share forward liabilities offset certain long positions included as a component of other investments, at fair value.  The offsetting long positions had income / (loss) of ($17,088) and ($13,634) for the six months ended June 30, 2024 and 2023, respectively.

SFAs

The Company has engaged in several transactions known as SFAs. In a typical SFA transaction, the Company acquires an interest in a publicly traded company (referred to as the "SFA Counterparty") through open-market purchases, direct acquisitions from the SFA Counterparty, or a combination thereof. These interests can take the form of unrestricted common shares, restricted common shares, equity derivatives, or fair value receivables.

Upon acquiring these interests, the Company enters into an SFA derivative arrangement with the SFA Counterparty. In cases where the Company acquires its interests in the SFA Counterparty through open- market purchases, the SFA generally requires an up-front payment to the Company from the SFA Counterparty. The amount of this payment equals the cost paid by the Company for those interests, less a shortfall amount in certain cases. To fund the shortfall portion of the initial investment, the Company will utilize available cash on hand or available financing.

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

SFAs also impose various obligations on the SFA Counterparty that  may include registering a predetermined number of the interests in the SFA Counterparty (subject to the SFA) with the SEC, maintaining a listing of the SFA Counterparty securities on a national exchange, and/or that the closing price of the SFA Counterparty's shares on the public exchange does not fall below a predetermined price for a specific period of time. If any of these SFA Counterparty obligations are breached or not satisfied, the Company may have the right to terminate the SFA early and accelerate the payment of the Maturity Consideration upon termination.  The SFAs provide the right of set off in the case of Maturity Consideration thereby allowing the Company to keep the interests it holds in the SFA Counterparty and offset the Maturity Consideration it is owed following termination of the applicable SFA.

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

The following table shows the carrying value of the assets and liabilities of SFA transactions as of the reporting period dates.

SHARE FORWARD ARRANGEMENTS

(Dollars in Thousands)

	June 30, 2024	December 31, 2023
Equity securities	$2,284	$26,079
Equity derivatives	804	1,447
Fair value receivables	2,538	6,278
Share forward liabilities	(7,010)	(24,645)
Net fair value of share forward arrangements	$(1,384)	$9,159

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

Bankruptcy of Gestation Repo Counterparty

As of June 30, 2022, the Company had an outstanding reverse repo balance with First Guaranty Mortgage Corporation (“FGMC”) totaling $269,228. Effective June 30, 2022, FGMC filed for bankruptcy. Subsequent to June 30, 2022, the Company issued a default notice to FGMC under the reverse repo. The Company took possession of the collateral and began liquidating it. As of  June 30, 2024 and December 31, 2023, the Company had liquidated all of the collateral with the exception of $1,542 and $3,113, respectively, of residential mortgage loans. These loans are carried at fair value and are included in investments-trading in the consolidated balance sheets. During the six months ended June 30, 2024 and 2023, the Company recorded a gain of $15 and a loss of ($1,478), respectively, which are included as a component of net trading revenue and are related to the change in the fair value of the remaining collateral.  The remaining loan was liquidated in July 2024.

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

Repo Information

As of  June 30, 2024 and December 31, 2023, the Company held reverse repos of $541,955 and $408,408, respectively, and the fair value of collateral received under reverse repos was $548,928 and $415,057, respectively.

As of  June 30, 2024 and December 31, 2023, the Company held repos of $541,734 and $408,203, respectively, and the fair value of securities and cash pledged as collateral under repos was $548,928 and $415,057, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

Concentration

In the gestation repo business, the demand for borrowed funds is generated by the reverse repo counterparty and the supply of funds is provided by the repo counterparty.

The gestation repo business has been and continues to be concentrated with respect to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of June 30, 2024 and December 31, 2023, the Company’s gestation reverse repos shown in the tables below represented balances from 7 and 7 counterparties, respectively. The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its gestation repo business (net interest margin and fee revenue) was $3,693 and $7,149 for the three and six months ended June 30, 2024, respectively. The total net revenue earned by the Company on its gestation repo business was $4,015 and $8,396 for the three and six months ended June 30, 2023, respectively.

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

SECURED BORROWINGS

(Dollars in Thousands)

June 30, 2024

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$125,503	$416,231	$-	$-	$541,734
	$125,503	$416,231	$-	$-	$541,734

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$125,582	$416,373	$-	$-	$541,955
	$125,582	$416,373	$-	$-	$541,955

The weighted average interest rate of the repurchase agreements outstanding as of  June 30, 2024 was 6.08%.  The weighted average interest rate of the reverse repurchase agreements outstanding as of June 30, 2024 was 6.68%.

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

The weighted average interest rate of the repurchase agreements outstanding as of December 31, 2023 was 6.10%. The weighted average interest rate of the reverse repurchase agreements outstanding as of December 31, 2023 was 6.87%.

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

The following table summarizes the activity and earnings in the Company’s investments that are accounted for under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Dutch Real Estate Entities	SPAC Sponsor Entities and Other	Total
January 1, 2024	$5,864	$8,377	$14,241
Investments / advances	-	134	134
Distributions / repayments	-	(857)	(857)
Reclasses to (from)	-	(7,389)	(7,389)
Earnings / (loss) recognized	(127)	23,176	23,049
June 30, 2024	$5,737	$23,441	$29,178

	Dutch Real Estate Entities	SPAC Sponsor Entities and Other	Total
January 1, 2023	$5,530	$3,399	$8,929
Investments / advances	-	1,124	1,124
Distributions / repayments	-	(3)	(3)
Reclasses to (from)	-	(362)	(362)
Earnings / (loss) recognized	212	(1,118)	(906)
June 30, 2023	$5,742	$3,040	$8,782

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

As of  June 30, 2024, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 4.7 years.  The weighted average discount rate for the leases was 4.77%.

Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES

(Dollars in Thousands)

June 30, 2024
2024 - remaining	$973
2025	1,804
2026	1,516
2027	1,517
2028	1,525
Thereafter	725
Total	8,060
Less imputed interest	864
Lease obligation	$7,196

During the six months ended June 30, 2024 and 2023, total cash payments of $1,206 and $1,223, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets.

For the three and six months ended June 30, 2024, rent expense, net of sublease income of $23 and $46, respectively, was $648 and $1,282, respectively.  For the three and six months ended June 30, 2023, rent expense, net of sublease income of $22 and $48, respectively, was $634 and $1,264, respectively.

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

In April 2024, the Company entered into a new office lease agreement for JVB’s operations in Boca Raton, Florida.  It is anticipated that this lease will commence in September 2024 and will replace JVB’s existing lease that expired in June 2024. The cash flow and related lease liability pertaining to the new lease agreement are not included in the table and amounts presented above.

13.  OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other receivables consisted of the following.

OTHER RECEIVABLES

(Dollars in Thousands)

	June 30, 2024	December 31, 2023
Asset management fees receivable	$1,934	$1,085
New issue fee receivable	2,484	1,181
Accrued interest and dividend receivable	1,413	1,689
Revenue share receivable	921	321
Agency repo income receivable	433	391
Miscellaneous other receivables	666	706
Other receivables	$7,851	$5,373

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

Other assets consisted of the following.

OTHER ASSETS

(Dollars in Thousands)

	June 30, 2024	December 31, 2023
Prepaid expenses	$2,078	$1,328
Prepaid taxes	-	235
Deposits	747	730
Furniture, equipment, and leasehold improvements, net	1,507	1,282
Intangible assets	166	166
Other assets	$4,498	$3,741

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

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES

(Dollars in Thousands)

	June 30, 2024	December 31, 2023
Accounts payable	$1,222	$1,180
Redeemable financial instruments accrued interest	100	90
Accrued income tax	74	-
Accrued interest payable	508	474
Accrued interest on securities sold, not yet purchased	579	725
Payroll taxes payable	1,623	2,118
Accrued expense and other liabilities	3,177	3,528
Accounts payable and other liabilities	$7,283	$8,115

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

CARRYING VALUE OF CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$58	$27
Due from broker	5,340	461
Other receivables	19	0
Other investments, at fair value	11,784	34,129
Investment in equity method affiliates	20,216	2,638
Other investments sold, not yet purchased, at fair value	(7,010)	(24,396)
Non-controlling interest	(17,101)	(9,604)
Investment in consolidated VIEs	$13,306	$3,255

The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in consolidated VIEs shown in the table above, plus the Company has to fund additional working capital to the equity method investees of certain of the consolidated VIEs.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value in the consolidated balance sheets, are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  June 30, 2024 and December 31, 2023, there were $9,978 and $10,398, respectively, of unfunded commitments to VIEs in which the Company had invested.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three and six months ended June 30, 2024 and 2023 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2024 and December 31, 2023.  See table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 16) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at June 30, 2024 and December 31, 2023.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	June 30, 2024	December 31, 2023
Other investments, at fair value	$10,566	$10,554
Investments in equity method affiliates	23,441	3,376
Maximum exposure	$34,007	$13,930

15.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following.

REDEEMABLE FINANCIAL INSTRUMENTS

(Dollars in Thousands)

	June 30, 2024	December 31, 2023
JKD Investor	$7,868	$7,868
	$7,868	$7,868

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

16. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT

(Dollars in Thousands)

	As of	As of	Interest
Description	June 30, 2024	December 31, 2023	Rate Terms	Interest (2)	Maturity
Non-convertible debt:
12.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	12.00%	January 2026

Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	9.59%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	9.74%	March 2035
Less unamortized discount	(22,936)	(22,909)
	25,189	25,216

Byline Bank	-	-	Variable	NA	June 2025
Total	$29,689	$29,716

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of June 30, 2024 on a combined basis was 21.71% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

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

The junior subordinated notes are payable to two special purpose trusts:

1.

Alesco Capital Trust I: $28,995 in aggregate principal amount issued in June 2007. The notes mature on July 30, 2037 and may be called by the Company at any time. While LIBOR was still being published, the notes accrued interest payable quarterly at a floating interest rate equal to 90-day LIBOR plus 400 basis points per annum. LIBOR ceased being published effective June 30, 2023. Subsequent to LIBOR no longer being published, the notes accrue interest at the 90-day standard overnight financing rate (“SOFR”) plus 426.161 basis points per annum. All principal is due at maturity. Alesco Capital Trust I simultaneously issued 870 shares of Alesco Capital Trust I’s common securities to the Company for a purchase price of $870, which constitutes all of the issued and outstanding common securities of Alesco Capital Trust I.

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

Alesco Capital Trust I and Sunset Financial Trust (collectively, the “Trusts”) described above are VIEs pursuant to variable interest provisions included in ASC 810 because the holders of the equity investment at risk do not have adequate decision making ability over the Trusts’ activities. The Company is not the primary beneficiary of the Trusts as it does not have the power to direct the activities of the Trusts. The Trusts are not consolidated by the Company and, therefore, the Company’s consolidated financial statements include the junior subordinated notes issued to the Trusts as a liability, and the investment in the Trusts’ common securities as an asset. The common securities were deemed to have a fair value of $0 as of the AFN Merger date. These are accounted for as cost method investments; therefore, the Company does not adjust the value at each reporting period. Any income generated on the common securities is recorded as interest income, a component of interest expense, net, in the consolidated statement of operations.

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

Byline Credit Facility

On October 28, 2020, the Company entered into an unsecured line of credit with Byline Bank, as lender, and JVB, as borrower (the "Byline Credit Facility"). From October 28, 2020 to June 2024, the Company and Byline Bank have entered into several amendments that changed certain terms of the Byline Credit Facility such as: (i) interest rate; (ii) total line of credit; (iii) financial covenants; and (iv) maturity dates. During that period, the Company complied with all financial covenants and all payment terms of the Byline Credit Facility and there were no defaults or events of default thereunder during the period.

Effective as of June 30, 2024, the Byline Credit Facility consisted of a single $15,000 unsecured line of credit under which JVB is the borrower and which is guaranteed by the Company, the Operating LLC, JVB Holdings, JVB, and C&Co PrinceRidge Holdings, LP.  On June 18, 2024, the Operating LLC and Byline Bank entered into the Second Amendment to Third Amended and Restated Loan Agreement, pursuant to which both the maturity date and the final date upon which loans can be made under the Byline Credit Facility were extended from June 18, 2024 to June 18, 2025.

Loans under the Byline Credit Facility bear interest at a per annum rate equal to Term SOFR plus 6.0%, provided that in no event can the interest rate be less than 7.0%. The Company is required to pay on a quarterly basis an undrawn commitment fee at a per annum rate equal to 0.50% of the undrawn portion of Byline Bank’s $15,000 commitment under the Byline Credit Facility.

The Company is also required to pay on each anniversary a commitment fee at a per annum rate equal to 0.50% of the $15,000 commitment under the Byline Credit Facility. Loans under the Byline Credit Facility must be used by the Company for working capital purposes and general liquidity. The Company may request a reduction in Byline Bank’s $15,000 commitment in a minimum amount of $1,000 and multiples of $500 thereafter upon not less than five days’ prior notice to Byline Bank. The Company may draw on the facility until June 18, 2025. Loans (both principal and interest) made by Byline Bank under the amended and restated agreement are scheduled to mature and become immediately due and payable in full on June 18, 2025.

The Company is subject to the following financial covenants in the Byline Credit Facility. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all of the following financial covenants.

1.  JVB's tangible net worth as defined must exceed $70,000.

2.  JVB's excess net capital as defined in Rule 15c3-1 of the Exchange Act must exceed $40,000; and

3.  The total amount drawn on the facility must not exceed 25% of JVB's tangible net worth as defined.

As of  June 30, 2024 and December 31, 2023, no amounts were outstanding under the Byline Credit Facility, and the Company was in compliance with all financial covenants thereunder.

Interest Expense, net

INTEREST EXPENSE

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Junior subordinated notes	$1,172	$1,276	$2,333	$2,485
2020 Senior Notes	135	112	262	223
Byline Credit Facility	19	158	38	223
Redeemable Financial Instrument - JKD Investor	99	84	458	291
	$1,425	$1,630	$3,091	$3,222

17. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the six months ended June 30, 2024 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2023	1,526,256
Issuance of shares	13,500
Units exchanged into shares	7,209
Vesting of shares	110,091
Shares withheld for employee taxes and retired	(26,195)
June 30, 2024	1,630,861

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every ten shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock issued and outstanding as of June 30, 2024. For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the Company’s board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $0.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible Preferred Stock (“Series F Preferred Stock”).  Pursuant to the Securities Purchase Agreement, dated December 30, 2019, by and among the Company, the Operating LLC, Daniel G. Cohen, and the DGC Trust, the Company issued 12,549,273 Series F Preferred Stock to Daniel G. Cohen and 9,880,268 Series F Preferred Stock to the DGC Trust. The Series F Preferred Stock has substantially the same rights as the Series E Preferred Stock.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock, or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote together as a single class on all matters with respect to which a vote of the stockholders of the Company is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to one vote for every ten shares of Series F Preferred Stock on each matter submitted to the holders for their vote.  As of  June 30, 2024, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company’s board of directors adopted the Rights Agreement in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its carryforward (net operating loss, "NOL," and net capital loss, "NCL") deferred tax assets (the “deferred tax assets”) to reduce potential future federal income tax obligations. The Company has experienced substantial operating and capital losses, and under the Internal Revenue Code of 1986, as amended (the “Code”), and rules promulgated by the Internal Revenue Service, the Company may “carry forward” these losses in certain circumstances to offset any current and future earnings and thus reduce the Company’s federal income tax liability, subject to certain requirements and restrictions. To the extent that the deferred tax assets do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of deferred tax assets, and therefore these deferred tax assets could be a substantial asset to the Company. However, if the Company experiences an “Ownership Change,” as such term is defined in Section 382 of the Code, its ability to use the deferred tax assets will be substantially limited, and the timing of the usage of the deferred tax assets could be substantially limited and/or delayed, which could therefore significantly impair the value of those assets.

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

Cash Dividends

On each of March 6, 2024 and May 6, 2024, the Company's board of directors declared a quarterly cash dividend of $0.25 per share on its Common Stock.  The dividends were paid on April 5, 2024 and June 5, 2024, respectively, to stockholders of record on March 22, 2024 and May 20, 2024, respectively. Pro rata distributions were made to the other members of the Operating LLC upon payment of dividends to the Company's stockholders.

During the six months ended June 30, 2024, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the number of units received (net of surrenders) by Cohen & Company Inc.

Six Months Ended
June 30, 2024
Issuance of shares	135,000
Units exchanged into shares	72,088
Issuance as equity-based compensation	838,960
Total	1,046,048

The Company recognized a net increase in additional paid in capital of $645 and a net decrease in AOCI of $14 with an offsetting decrease in non-controlling interest of $631 in connection with the acquisition and surrender of additional units of the Operating LLC during the six months ended June 30, 2024. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
Net income / (loss) attributable to Cohen & Company Inc.	$(326)	$(9,238)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc. paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	645	612
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$319	$(8,626)

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

During the three and six months ended June 30, 2024, the Company sold 13,500 and 13,500 shares of Common Stock, respectively, in the open market pursuant to the Equity Agreement for a total net sale price of $154 and $154, respectively.

Detail of Non-Controlling Interest

The Company has two major categories of non-controlling interest.  Convertible non-controlling interest represents the portion of the Operating LLC not owned by the Company.  The convertible non-controlling interest is exchangeable in certain circumstances into Common Stock.  Non-convertible non-controlling interest represents the portion of various subsidiaries of the Operating LLC that are not owned by the Operating LLC.  The non-convertible non-controlling interest is not exchangeable into Common Stock.

ROLLFORWARD OF NON-CONTROLLING INTERESTS

(Dollars in Thousands)

	Operating LLC	Other Consolidated Subsidiaries	Total
December 31, 2023	$40,510	$9,605	$50,115
Non-controlling interest share of income (loss)	(815)	11,064	10,249
Other comprehensive (loss)	(47)	-	(47)
Acquisition / (surrender) of additional units of consolidated subsidiary	(631)	-	(631)
Equity-based compensation	1,650	-	1,650
Shares withheld for employee taxes	(135)	-	(135)
Distributions to convertible non-controlling interest of Cohen & Company Inc.	(3,022)	-	(3,022)
Redemption of convertible non-controlling interest units	(659)	-	(659)
Non-convertible non-controlling interest distributions	-	(3,567)	(3,567)
June 30, 2024	$36,851	$17,102	$53,953

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

Partial redemption of convertible non-controlling interests

On February 1, 2024, Daniel G. Cohen, the Company’s executive chairman, in accordance with the Operating LLC operating agreement, redeemed 443,474 LLC Units for which the Company paid to Mr. Cohen an aggregate of $315, or $0.711 per LLC Unit. The LLC Units were so redeemed by Mr. Cohen in order to fund certain tax liabilities incurred by Mr. Cohen in connection with the vesting, on January 31, 2024, of 940,669 restricted LLC Units that had been previously granted to Mr. Cohen under the 2020 Long-Term Incentive Plan. On February 1, 2023, Daniel G. Cohen, in accordance with the Operating LLC operating agreement, redeemed 479,380 LLC Units for which the Company paid to Mr. Cohen an aggregate of $421, or $0.878 per LLC Unit. The LLC Units were so redeemed by Mr. Cohen in order to fund certain tax liabilities incurred by Mr. Cohen in connection with the vesting, on January 31, 2023, of 967,830 restricted LLC Units that had been previously granted to Mr. Cohen under the 2020 Long-Term Incentive Plan.

On February 1, 2024, Lester Brafman, the Company’s chief executive officer, in accordance with the Operating LLC operating agreement, redeemed 483,301 LLC Units for which the Company paid to Mr. Brafman an aggregate of $344, or $0.711 per LLC Unit. The LLC Units were so redeemed by Mr. Brafman in order to fund certain tax liabilities incurred by Mr. Brafman in connection with the vesting, on January 31, 2024, of 540,633 restricted LLC Units and 40,000 restricted shares of the Company’s Common Stock, all of which had been previously granted to Mr. Brafman under the 2020 Long-Term Incentive Plan.  On February 1, 2023, Lester Brafman, in accordance with the Operating LLC operating agreement, redeemed 470,330 LLC Units for which the Company paid to Mr. Brafman an aggregate of $413, or $0.878 per LLC Unit. The LLC Units were so redeemed by Mr. Brafman in order to fund certain tax liabilities incurred by Mr. Brafman in connection with the vesting, on January 31, 2023, of 470,330 restricted LLC Units and 49,750 restricted shares of the Company’s Common Stock, all of which had been previously granted to Mr. Brafman under the 2020 Long-Term Incentive Plan.

18. INCOME TAXES

Cohen & Company Inc. is treated as a “C” corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%.  The Company's effective tax rate is significantly different than this rate for the following reasons.

1.  Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the six months ended June 30, 2024, Cohen & Company Inc. owned 28.3% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  The remaining 71.7% that is allocated to the non-controlling members of the Operating LLC is subject to taxation on such members' tax returns.

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

4.  The Company also has valuation allowances applied against its carryforward NOL and NCL deferred tax assets as well as its tax over book basis in the Operating LLC.  Valuation allowances are applied to deferred tax assets when management determines that the assets may not be fully realized.  This determination requires significant judgement and is primarily based on management's expectations regarding the generation of future taxable income.  ASC 740 indicates that all available evidence should be considered when assessing the need for and the appropriate level of a valuation allowance.  All available evidence includes historical information supplemented by all currently available information about future periods.

The following table presents the components on the Company's consolidated provision for income tax for the periods presented.

	For the Six Months Ended June 30,
	2024	2023	Change
Current	$343	$(469)	$(812)
Deferred	(50)	6,603	6,653
Total	$293	$6,134	$5,841

19. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.  As of June 30, 2024, JVB's minimum required net capital was $250, and actual net capital was $52,722, which exceeded the minimum requirements by $52,472.  CCFESA, a subsidiary of the Company, is regulated by the ACPR in France. CCFESA is subject to certain regulatory capital requirements in accordance with Articles L.533-2 et seq. of the French Financial and Monetary Code, implementing the new framework set out in the Investment Firm Regulation ("IFR") and the Investment Firm Directive ("IFD").  As of  June 30, 2024, the total minimum required net liquid capital was $664 and actual net liquid capital in CCFESA was $1,582, which exceeded the minimum requirement by $918.

20. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE

(Dollars in Thousands, except share or per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income / (loss) attributable to Cohen & Company Inc.	$(2,349)	$(6,601)	$(326)	$(9,238)
Add: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc. (1)	(6,028)	-	(815)	-
Add / (deduct): Adjustment (2)	18	-	(13)	-
Net income / (loss) on a fully converted basis	$(8,359)	$(6,601)	$(1,154)	$(9,238)

Weighted average common shares outstanding - Basic	1,615,902	1,520,122	1,598,646	1,504,819
Unrestricted LLC Units exchangeable into Cohen & Company Inc. shares (1)	4,066,458	-	4,058,941	-
Restricted units or shares	-	-	-	-
Weighted average common shares outstanding - Diluted (3)	5,682,360	1,520,122	5,657,587	1,504,819

Net income / (loss) per common share - Basic	$(1.45)	$(4.34)	$(0.20)	$(6.14)

Net income / (loss) per common share - Diluted	$(1.47)	$(4.34)	$(0.20)	$(6.14)

(1)

The units of membership interests in the Operating LLC (“LLC Units” ) not held by Cohen & Company Inc. (that is, those held by the non-controlling interest) may be redeemed and exchanged into shares of the Company on a ten-for-one basis. The LLC Units not held by Cohen & Company Inc. are redeemable, at the member’s option at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the member’s redemption notice, or (ii) at the Company’s option, one tenth of a share of the Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Common Stock as a dividend or other distribution on the outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Common Stock. These LLC Units are not included in the computation of basic earnings per share.  These LLC Units enter into the computation of diluted net income (loss) per common share when the effect is not anti-dilutive using the if-converted method.

(2)	An adjustment is included because the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable, if the LLC Units had been converted at the beginning of the period.
(3)	Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unrestricted LLC Units exchangeable into Cohen & Company Inc. shares	-	4,014,250	-	4,006,109
Restricted Common Stock	46,184	455	27,425	7,534
Restricted LLC Units	16,926	-	10,266	1,268
	63,110	4,014,705	37,691	4,014,911

21. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

One of the Company's investment advisers, Cohen & Company Financial Management LLC ("CCFM"), is currently subject to an investigation by the SEC’s enforcement division, which is reviewing its disclosure practices around conflicts of interest and other issues.  As is the Company's current practice, it is cooperating with the SEC staff and is in the process of responding to their requests for information. The Company cannot predict the outcome of this investigation. The costs related to responding to and cooperating with the SEC staff may be material and could continue to be material at least through the completion of the SEC investigation.

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

SEGMENT INFORMATION

Statement of Operations Information

Six Months Ended June 30, 2024

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$18,646	$-	$-	$18,646	$-	$18,646
Asset management	-	4,795	-	4,795	-	4,795
New issue and advisory	30,888	-	-	30,888	-	30,888
Principal transactions and other income	-	1,487	(26,454)	(24,967)	-	(24,967)
Total revenues	49,534	6,282	(26,454)	29,362	-	29,362
Compensation	20,377	2,867	961	24,205	1,333	25,538
Other Operating Expense	8,116	1,211	523	9,850	3,716	13,566
Total operating expenses	28,493	4,078	1,484	34,055	5,049	39,104
Operating income (loss)	21,041	2,204	(27,938)	(4,693)	(5,049)	(9,742)
Interest income (expense)	(38)	-	-	(38)	(3,053)	(3,091)
Income (loss) from equity method affiliates	-	-	23,049	23,049	-	23,049
Income (loss) before income taxes	21,003	2,204	(4,889)	18,318	(8,102)	10,216
Income tax expense (benefit)	-	-	-	-	293	293
Net income (loss)	21,003	2,204	(4,889)	18,318	(8,395)	9,923
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	11,064	11,064	-	11,064
Enterprise net income (loss)	21,003	2,204	(15,953)	7,254	(8,395)	(1,141)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(815)	(815)
Net income (loss) attributable to Cohen & Company Inc.	$21,003	$2,204	$(15,953)	$7,254	$(7,580)	$(326)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$3	$-	$3	$246	$249

SEGMENT INFORMATION

Statement of Operations Information

Six Months Ended June 30, 2023

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$15,626	$-	$-	$15,626	$-	$15,626
Asset management	-	3,630	-	3,630	-	3,630
New issue and advisory	2,295	-	-	2,295	-	2,295
Principal transactions and other income	1	472	9,372	9,845	-	9,845
Total revenues	17,922	4,102	9,372	31,396	-	31,396
Compensation	13,614	2,612	701	16,927	3,611	20,538
Other Operating Expense	7,269	1,216	338	8,823	2,519	11,342
Total operating expenses	20,883	3,828	1,039	25,750	6,130	31,880
Operating income (loss)	(2,961)	274	8,333	5,646	(6,130)	(484)
Interest (expense) income	(223)	-	-	(223)	(2,999)	(3,222)
Income (loss) from equity method affiliates	-	-	(906)	(906)	-	(906)
Income (loss) before income taxes	(3,184)	274	7,427	4,517	(9,129)	(4,612)
Income tax expense (benefit)	-	-	-	-	6,134	6,134
Net income (loss)	(3,184)	274	7,427	4,517	(15,263)	(10,746)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	17	6,583	6,600	-	6,600
Enterprise net income (loss)	(3,184)	257	844	(2,083)	(15,263)	(17,346)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(8,108)	(8,108)
Net income (loss) attributable to Cohen & Company Inc.	$(3,184)	$257	$844	$(2,083)	$(7,155)	$(9,238)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$3	$-	$3	$290	$293

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended June 30, 2024

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$8,798	$-	$-	$8,798	$-	$8,798
Asset management	-	2,078	-	2,078	-	2,078
New issue and advisory	6,500	-	-	6,500	-	6,500
Principal transactions and other income	-	939	(7,517)	(6,578)	-	(6,578)
Total revenues	15,298	3,017	(7,517)	10,798	-	10,798
Compensation	8,033	1,188	468	9,689	1,010	10,699
Other Operating Expense	3,965	541	252	4,758	1,708	6,466
Total operating expenses	11,998	1,729	720	14,447	2,718	17,165
Operating income (loss)	3,300	1,288	(8,237)	(3,649)	(2,718)	(6,367)
Interest income (expense)	(18)	-	-	(18)	(1,407)	(1,425)
Income (loss) from equity method affiliates	-	-	(5,996)	(5,996)	-	(5,996)
Income (loss) before income taxes	3,282	1,288	(14,233)	(9,663)	(4,125)	(13,788)
Income tax expense (benefit)	-	-	-	-	(205)	(205)
Net income (loss)	3,282	1,288	(14,233)	(9,663)	(3,920)	(13,583)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(5,206)	(5,206)	-	(5,206)
Enterprise net income (loss)	3,282	1,288	(9,027)	(4,457)	(3,920)	(8,377)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(6,028)	(6,028)
Net income (loss) attributable to Cohen & Company Inc.	$3,282	$1,288	$(9,027)	$(4,457)	$2,108	$(2,349)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$2	$-	$2	$123	$125

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended June 30, 2023

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$7,416	$-	$-	$7,416	$-	$7,416
Asset management	-	1,605	-	1,605	-	1,605
New issue and advisory	1,395	-	-	1,395	-	1,395
Principal transactions and other income	-	232	11,924	12,156	-	12,156
Total revenues	8,811	1,837	11,924	22,572	-	22,572
Compensation	6,668	1,181	466	8,315	1,686	10,001
Other Operating Expense	3,620	648	121	4,389	1,183	5,572
Total operating expenses	10,288	1,829	587	12,704	2,869	15,573
Operating income (loss)	(1,477)	8	11,337	9,868	(2,869)	6,999
Interest (expense) income	(157)	-	-	(157)	(1,473)	(1,630)
Income (loss) from equity method affiliates	-	-	(511)	(511)	-	(511)
Income (loss) before income taxes	(1,634)	8	10,826	9,200	(4,342)	4,858
Income tax expense (benefit)	-	-	-	-	5,550	5,550
Net income (loss)	(1,634)	8	10,826	9,200	(9,892)	(692)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	(97)	6,600	6,503	-	6,503
Enterprise net income (loss)	(1,634)	105	4,226	2,697	(9,892)	(7,195)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(594)	(594)
Net income (loss) attributable to Cohen & Company Inc.	$(1,634)	$105	$4,226	$2,697	$(9,298)	$(6,601)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$2	$-	$2	$147	$149

BALANCE SHEET DATA

As of June 30, 2024

(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$732,316	$4,787	$74,926	$812,029	$13,984	$826,013

Included within total assets:
Investments in equity method affiliates	$-	$-	$29,178	$29,178	$-	$29,178
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA

December 31, 2023

(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$665,597	$5,633	$86,946	$758,176	$14,585	$772,761

Included within total assets:
Investments in equity method affiliates	$-	$-	$14,241	$14,241	$-	$14,241
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Revenues:
United States	$9,575	$21,533	$26,318	$29,352
Europe	1,223	1,039	3,044	2,044
Total	$10,798	$22,572	$29,362	$31,396

Long-lived assets attributable to an individual country, other than the United States, are not material.

23. SUPPLEMENTAL CASH FLOW DISCLOSURE

Cash flows from investments (including derivatives) classified as investments-trading or trading securities sold, not yet purchased, are presented on a net basis as a component of cash flows from operations.  Cash flows from investments (including derivatives) classified as other investments, at fair value or other investments sold, not yet purchased, are presented on a gross basis as a component of cash flows from investing.

Interest paid by the Company on its debt and redeemable financial instruments was  $3,164 and  $2,723 for the  six months ended June 30, 2024 and 2023, respectively.

The Company paid income taxes of $41 and $482 for the six months ended June 30, 2024 and 2023, respectively. The Company received no income tax refunds for the six months ended June 30, 2024 and 2023.

For the six months ended June 30, 2024, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net received units of membership interest in the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $645, a net decrease in AOCI of $14, and a decrease in non-controlling interest of $631. See note 17.

●	The Company recorded a decrease in equity method affiliates of $7,389 and an increase in other investments, at fair value of $7,389, resulting from an in-kind distribution from equity method affiliates.

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

24. RELATED PARTY TRANSACTIONS

Certain terms in this footnote are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  The Company has identified the following related party transactions for the six months ended June 30, 2024 and 2023. The transactions are listed by the related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

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

C. Cohen Circle, LLC ("Cohen Circle")

The Company has a sublease agreement as sub-lessor for certain office space with Cohen Circle. The Company received payments under this sublease agreement, in which payments are recorded as a reduction in rent and utility expenses. This sublease agreement commenced on August 1, 2018 and has a term that automatically renews for one-year periods if not cancelled by either party upon 90 days’ notice prior to the end of the then-existing term. The income earned pursuant to this sublease agreement is included as a reduction in rent expense in the consolidated statements of income and is disclosed in the table below.

D. Investment Vehicle and Other

Stoa USA Inc. / FlipOS

Stoa USA Inc. / FlipOS was a private company in which the Company owned common equity. It was considered a related party because Daniel G. Cohen was a member of the board of directors. During the year ended December 31, 2023, Stoa USA Inc. / FlipOS announced that it had ceased operations. As of September 2023, the Company had made cumulative investments of $847 in Stoa USA Inc. / FlipOS. The Company wrote-off this investment during the third quarter of 2023 and recorded a principal transactions loss of $6,847. The fair value of this investment was included in other investments, at fair value on the consolidated balance sheets. Any realized and unrealized gains or losses on these investments were included in principle transactions and other income on the consolidated statements of operations and comprehensive income. As of June 30, 2024, the Company had  no remaining investment in Stoa USA Inc. / FlipOS.

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

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management and is shown in the table below.  As of June 30, 2024, the Company owned 1.86% of the equity of the U.S. Insurance JV.

CREO JV

CREO JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with CREO JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the table below.  As of  June 30, 2024, the Company owned 7.5% of the equity of CREO JV.

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

As of June 30, 2024, all of the SPACs above other than FTAC Emerald have either liquidated or are in the process of completing a merger with an operating company.  Subsequent to the liquidation of the SPAC, there is no further income or loss recorded on the above transactions.

Other

The Company invests in sponsor entities of SPACs, either directly or through its interest in the SPAC Series Funds, that are not otherwise affiliated with the Company but are considered related parties because they are accounted for under the equity method.  As of  June 30, 2024, the Company owned 5.37% of these entities in the aggregate. Income earned or loss incurred on the equity method investments is disclosed in other SPAC entities in the table below.

The following tables display the routine transactions recognized in the consolidated statements of operations from the identified related parties that are described above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Asset management
CREO JV	$187	$-	$371	$-
SPAC Fund	-	-	-	173
U.S. Insurance JV	286	317	603	561
	$473	$317	$974	$734
Principal transactions and other income
Other SPAC Entities	$-	$10	$5	$25
SPAC Fund	-	-	-	28
U.S. Insurance JV	(179)	185	(102)	288
CREO JV	(276)	158	(117)	507
	$(455)	$353	$(214)	$848
Income (loss) from equity method affiliates
Dutch Real Estate Entities	$(11)	$69	$(127)	$211
Other SPAC Entities	(5,985)	(580)	23,176	(1,117)
	$(5,996)	$(511)	$23,049	$(906)

Operating expense (income)
Duane Morris	$148	$61	$306	$236
Cohen Circle	(26)	(25)	(52)	(51)
	$122	$36	$254	$185
Interest expense (income)
JKD Investor	$234	$196	$720	$514
	$234	$196	$720	$514

 The following related party transactions are not included in the tables above.

E.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k)-savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary. Contributions made on behalf of the Company were $104 and $245, respectively, for the three and six months ended June 30, 2024. Contributions made on behalf of the Company were $110 and $226, respectively, for the three and six months ended June 30, 2023 .

25. DUE FROM / DUE TO RELATED PARTIES

Amounts due to related parties associated with redeemable financial instruments and outstanding debt are included as components of those balances in the consolidated balance sheets.  In addition, interest or investment return owed on those balances are included as a component of accounts payable and other in the consolidated balance sheets.  Any investment made in an equity method affiliate for which the Company does not elect the fair value option is included as a component of investments in equity method affiliates in the consolidated balance sheets.  Any investment made in an equity method affiliate for which the Company elected the fair value option is included as a component of other investments, at fair value in the consolidated balance sheets.

The following table summarizes amounts due from / to related parties as of each date shown. These amounts may result from normal operating advances, employee advances, or from timing differences between the transactions disclosed in note 24 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM RELATED PARTIES

(Dollars in Thousands)

	June 30, 2024	December 31, 2023
Employee & other	$613	$319
SPAC Fund - other receivable	93	15
U.S. Insurance JV	288	438
Due from related parties	$994	$772

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

●

Capital Markets:  Our Capital Markets business segment consists primarily of fixed income sales, trading, gestation repo financing, new issue placements in corporate and securitized products, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, RMBS, CDOs, CLOs, CBOs, CMOs, municipal securities, TBAs and other forward agency MBS contracts, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including TruPS, whole loans, and other structured financial instruments. We carry out our capital markets activities primarily through our subsidiaries: JVB in the United States and CCFESA in Europe.  A division of JVB, Cohen & Company Capital Markets ("CCM") is our full-service boutique investment bank that provides innovative strategic and financial advice in M&A, underwriting, capital markets and SPAC advisory.

●

Asset Management:  Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of June 30, 2024, we had approximately $2.33 billion in assets under management (“AUM”) of which 42% was in CDOs. A significant portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, liquidations, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

●

Principal Investing: Our Principal Investing business segment is comprised of investments that we hold related to our SPAC franchise and other investments we have made for the purpose of earning an investment return rather than investments made to support our trading and other Capital Markets business segment activities. In addition, we have received financial instruments as consideration for advisory services provided by our Capital Markets business segment that are included in this segment.  These investments are included in our other investments, at fair value; other investments sold, not yet purchased; and investments in equity method affiliates in our consolidated balance sheets.

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

A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.  We provide origination services in Europe through our subsidiary CCFESA, and new issue and advisory services in the U.S. through our subsidiary JVB. A division of JVB, CCM is our full-service boutique investment bank, which focuses on M&A, underwriting, capital markets and SPAC advisory.  Currently, our primary source of new issue and advisory revenue is from investment banking and advisory services through CCM, as well as from originating assets for our U.S. and European insurance asset management business including our U.S. Insurance JV and CREO JV.

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of June 30, 2024, 42% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the overall market supply and demand of these investments as well as the individual performance of each investment. Our principal investments are included within other investments, at fair value; other investments sold, not yet purchased; and investments in equity method affiliates in our consolidated balance sheets.  More recently, a significant component of our principal investment revenue has come from SPAC related equity investments, primarily in entities that have been the result of sponsored SPAC business combinations, SFA transactions, or related party sponsored SPAC business combinations.  In addition, in recent quarters, we have received significant portions of new issue and advisory revenue in the form of financial instruments rather than cash.  Typically, these financial instruments are carried at fair value and included as a component of our Principal Investing segment.  Performance of the resulting principal investments can be materially impacted by overall performance of the equity markets.  See notes 7 and 9 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Equity prices of SPACs and post business combination SPACs declined significantly during 2023 and the first six months of 2024.  We are exposed to public equity prices of SPACs and post business combination SPACs both through our other investments, at fair value and investments in equity method affiliates.  As a result, we recorded significant principal transaction losses and equity method losses during 2023 and the first six months of 2024 in certain SPAC related investments.  Continued declines in the equity prices of these companies will result in further losses for us.

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

Recent Events

Consolidation of the SPAC Fund

Prior to March 31, 2023, Vellar GP had an investment in the SPAC Fund, the potential to earn incentive fees, and did not consolidate the SPAC Fund.  We own an interest in and consolidate Vellar GP.  Effective April 1, 2023, all of the investors in the SPAC Fund, other than Vellar GP, redeemed all of their interests in the SPAC Fund. Therefore, effective April 1, 2023, Vellar GP became the sole owner of the SPAC Fund and began consolidating it. Because we consolidate Vellar GP, we began consolidating the SPAC Fund effective April 1, 2023 as well. The following table represents the assets and liabilities of the SPAC Fund upon consolidation by us:

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

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2024 and 2023.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,		Favorable / (Unfavorable)
	2024	2023	$ Change	% Change
Revenues
Net trading	$18,646	$15,626	$3,020	19%
Asset management	4,795	3,630	1,165	32%
New issue and advisory	30,888	2,295	28,593	1,246%
Principal transactions and other income (loss)	(24,967)	9,845	(34,812)	(354%)
Total revenues	29,362	31,396	(2,034)	(6%)

Operating expenses
Compensation and benefits	25,538	20,538	(5,000)	(24%)
Business development, occupancy, equipment	3,032	2,619	(413)	(16%)
Subscriptions, clearing, and execution	4,303	4,468	165	4%
Professional fee and other operating	5,982	3,962	(2,020)	(51%)
Depreciation and amortization	249	293	44	15%
Total operating expenses	39,104	31,880	(7,224)	(23%)

Operating income / (loss)	(9,742)	(484)	(9,258)	(1,913%)

Non-operating income / (expense)

Interest expense, net	(3,091)	(3,222)	131	4%
Income / (loss) from equity method affiliates	23,049	(906)	23,955	2,644%
Income / (loss) before income taxes	10,216	(4,612)	14,828	322%
Income tax expense / (benefit)	293	6,134	5,841	95%
Net income / (loss)	9,923	(10,746)	20,669	192%
Less: Net income (loss) attributable to the non-convertible non-controlling interest	11,064	6,600	(4,464)	(68%)
Enterprise net income / (loss)	(1,141)	(17,346)	16,205	93%
Less: Net income (loss) attributable to the convertible non-controlling interest	(815)	(8,108)	(7,293)	(90%)
Net income / (loss) attributable to Cohen & Company Inc.	$(326)	$(9,238)	8,912	96%

Revenues

Revenues decreased by $2,034, or 6%, to $29,362 for the six months ended June 30, 2024, as compared to $31,396 for the six months ended June 30, 2023. Each line item is discussed below in more detail.

Net Trading

Net trading revenue increased by $3,020, or 19%, to $18,646 for the six months ended June 30, 2024, as compared to $15,626 for the six months ended June 30, 2023.  The following table shows the detail by trading group.

NET TRADING

(Dollars in Thousands)

	Six Months Ended June 30,
	2024	2023	Change
Mortgage	$2,890	$(785)	$3,675
Gestation repo	7,149	8,396	(1,247)
High yield corporate	3,261	2,530	731
Investment grade corporate	(56)	275	(331)
Wholesale and other	5,402	5,210	192
Total	$18,646	$15,626	$3,020

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

	As of June 30,		As of December 31,
	2024	2023	2023	2022
Company-sponsored CDOs	$982,338	$1,034,934	$995,191	$1,053,430
Other Investment Vehicles (1)	1,347,922	1,030,763	1,362,484	1,061,250
Assets under management (2)	$2,330,260	$2,065,697	$2,357,675	$2,114,680

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

Asset management fees increased by $1,165, or 32%, to $4,795 for the six months ended June 30, 2024, as compared to $3,630 for the six months ended June 30, 2023, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT

(Dollars in Thousands)

	Six Months Ended June 30,
	2024	2023	Change
CDOs	$793	$826	$(33)
Other	4,002	2,804	1,198
Total	$4,795	$3,630	$1,165

Asset management fees from CDOs decreased mainly due to paydowns of principal.  Asset management fees from other increased primarily due to the recognition in 2024 of deferred performance fees related to certain PriDe Funds and due to the portfolio servicing fee on the notional amount of loans owned by the CREO JV.

New Issue and Advisory

New issue and advisory revenue increased by $28,593, or 1246% to $30,888 for the six months ended June 30, 2024, as compared to $2,295 for the six months ended June 30, 2023.  The following table summarizes new issue and advisory revenue by business line.

	Six Months Ended June 30,
	2024	2023	Change
CCM	$30,776	$1,612	$29,164
Commercial Real Estate Originations	112	8	104
U.S. Insurance Originations	-	675	(675)
Total	$30,888	$2,295	$28,593

Our revenue earned from new issue and advisory has been, and we expect will continue to be, volatile. We earn revenue from a limited number of new issue and advisory engagements. Therefore, a small change in the number of such engagements can result in large fluctuations in the revenue we recognize. Further, even if the number of engagements remains consistent, the average revenue per engagement can fluctuate considerably. Finally, our new issue and advisory revenue is generally earned when an underlying transaction closes (rather than on a monthly or quarterly basis). Therefore, the timing of underlying transactions increases the volatility of our new issue and advisory revenue recognition. In addition, we often incur certain costs related to new issue and advisory engagements.  These costs are included as a component of either subscriptions, clearing and execution, or professional fees and other, and will generally be recognized in the same period that the related revenue is recognized.

CCM, a division of JVB, is our full-service boutique investment bank, which focuses on M&A, underwriting, capital markets and SPAC advisory services.  In addition, we generate new issue revenue by originating new assets for the U.S. Insurance JV, CREO JV, and our PriDe Funds in Europe.

In some cases, CCM will receive financial instruments in lieu of cash for its advisory transactions.  In these cases, we record advisory revenue equal to the fair value of the instruments received.  Subsequent to receipt, the instruments are carried at fair value as a component of other investments, at fair value in our consolidated balance sheets. Any change in the fair value of these instruments subsequent to recording the new issue revenue will be recorded as principal transactions gain or loss in our consolidated statement of operations.  Further, the financial instruments we receive in these cases are often either (i) common stock investments that are restricted for resale for some period of time; (ii) convertible or non-convertible debt investments that are not publicly traded; (iii) equity investments in special purpose entities that are not publicly traded; or (iv) unrestricted common stock investments in public companies with low trading volumes.  As a result of the above, it may take us a significant period of time to liquidate these financial instruments.  We may suffer significant principal transactions loss prior to final liquidation of these financial instruments, which may impact the results of our Principal Investing segment.

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss) decreased by $34,812 to ($24,967) for the six months ended June 30, 2024, as compared to $9,845 for the six months ended June 30, 2023.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME

(Dollars in Thousands)

	Six Months Ended June 30,
	2024	2023	Change
Interests in public companies
Next.e.GO N.V. (NASDAQ: EGOX)	$(7,353)	$-	$(7,353)
CERo Therapeutics Holdings, Inc. (NASDAQ: CERO)	(927)	-	(927)
Critical Metals Corp. (NASDAQ: CRML)	797	-	797
GCT Semiconductor Holding, Inc. (NASDAQ: GCTS)	(425)	-	(425)
Holdco Nuvo Group DG Ltd. (NASDAQ: NUVO)	(1,608)	-	(1,608)
Plum Acquisition Corp. I (NASDAQ: PLMI)	(300)	-	(300)
Psyence Biomedical Ltd. (NASDAQ: PBM)	(328)	-	(328)
Rubicon Technologies, Inc. (NYSE: RBT)	-	(2,964)	2,964
Nuburu, Inc. (NYSE American: BURU)	(6)	(458)	452
Semilux International Ltd. (NASDAQ: SELX)	(2,406)	-	(2,406)
Syntec Optics Holdings, Inc. (NASDAQ: OPTX)	(419)	-	(419)
Tevogen Bio Holdings, Inc. (NASDAQ: TVGN)	(2,997)	-	(2,997)
Zapata Computing Holdings Inc. (NASDAQ: ZPTA)	(1,124)	-	(1,124)
Zoomcar Holdings, Inc. (NASDAQ: ZCAR)	(8,399)	-	(8,399)
Zaap Electric Vehicles Group Ltd (NASDAQ: ZAAP)	(510)	-	(510)
Other principal investments
Bridge Loan Exit Fee	-	3,040	(3,040)
SFAs	(1,145)	9,419	(10,564)
U.S. Insurance JV	(102)	288	(390)
CREO JV	(117)	507	(624)
Other	318	(741)	1,059
Total principal transactions	(27,051)	9,091	(36,142)

IIFC revenue share	1,464	497	967
All other income / (loss)	620	257	363
Other income	2,084	754	1,330
Principal transactions and other income (loss)	$(24,967)	$9,845	$(34,812)

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

Interests in Public Companies

These investments represent our direct and indirect investments in certain public companies. These investments may be in the form of unrestricted common stock, restricted common stock, equity derivatives, convertible notes, non-convertible notes, fair value receivables, as well as equity interest in SPVs that have investments in these public companies. The name and ticker symbol of each public company in which we have a direct or indirect investment is listed in the table above.  The amounts shown represent the change in the fair value of our investment in each time period noted in the table.  Most of the interests in the public companies listed above were acquired as non-cash compensation related to new issue and advisory engagements.  When we received these investments, we recorded new issue and advisory revenue for the fair value of those instruments at that time.

Other Principal Investments

The bridge loan exit fee represents amounts earned upon repayment of a bridge loan made to an early stage growth company.

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

Other Income (Loss)

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $7,081.  In any particular year, the IIFC revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $7,224, or 23%, to $39,104 for the six months ended June 30, 2024, as compared to $31,880 for the six months ended June 30, 2023. Each line item is discussed below in more detail.

Compensation and Benefits

Compensation and benefits increased by $5,000, or 24%, to $25,538 for the six months ended June 30, 2024, as compared to $20,538 for the six months ended June 30, 2023.

COMPENSATION AND BENEFITS

(Dollars in Thousands)

	Six Months Ended June 30,
	2024	2023	Change
Cash compensation and benefits	$23,234	$18,342	$4,892
Equity-based compensation	2,304	2,196	108
Total	$25,538	$20,538	$5,000

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  The change was primarily the result of changes in incentive compensation.  Our total headcount increased from 117 at June 30, 2023 to 121 at June 30, 2024.  Equity-based compensation remained relatively unchanged.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $413, or 16%, to $3,032 for the six months ended June 30, 2024, as compared to $2,619 for the six months ended June 30, 2023.  This increase was comprised of an increase in occupancy and equipment of $139, and an increase in business development of $274.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $165, or 4%, to $4,303 for the six months ended June 30, 2024, as compared to $4,468 for the six months ended June 30, 2023. The decrease was due to a decrease in clearing and execution of $247, partially offset by an increase in subscriptions and dues of $82.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $2,020, or 51%, to $5,982 for the six months ended June 30, 2024, as compared to $3,962 for the six months ended June 30, 2023. This increase was comprised of an increase in professional fees of $1,436 and an increase in other operating expense of $584.

Depreciation and Amortization

Depreciation and amortization decreased by $44, or 15%, to $249 for the six months ended June 30, 2024, as compared to $293 for the six months ended June 30, 2023.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $131 to $3,091 for the six months ended June 30, 2024, as compared to $3,222 for the six months ended June 30, 2023.

INTEREST EXPENSE

(Dollars in Thousands)

	Six Months Ended June 30,
	2024	2023	Change
Junior subordinated notes	$2,333	$2,485	$(152)
2020 Senior Notes	262	223	39
Byline Bank	38	223	(185)
Redeemable Financial Instrument - JKD Investor	458	291	167
	$3,091	$3,222	$(131)

See notes 15 and 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates increased by $23,955 to $23,049 for the six months ended June 30, 2024, as compared to ($906) for the six months ended June 30, 2023.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
	2024	2023	Change
Dutch Real Estate Entities	$(127)	$212	$(339)
SPAC Sponsor Entities and Other	23,176	(1,118)	24,294
Total	$23,049	$(906)	$23,955

SPAC sponsor entities and other includes both indirect and direct investments in SPAC sponsor entities.  We account for our investments in SPAC sponsor entities under the equity method of accounting.   SPAC Sponsor Entities and Other represent investments in SPAC sponsor entities that have not yet completed a business combination or have completed a business combination and have not yet distributed allocated shares to us.

If a SPAC sponsor entity distributes SPAC shares to us, we account for those SPAC shares as a component of other investments, at fair value. For several of the equity method investments described below, we also had an investment in the same company accounted for at fair value as a component of other investments, at fair value during the periods presented. Changes in fair value of those investments are included as a component of principal transactions and other income. The following table shows the equity method income / (loss) included in SPAC sponsor entities and other above broken out by the ultimate public company investee.  See discussion of principal transactions above.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
	2024	2023	Change
Critical Metals Corp. (NASDAQ: CRML)	$5,183	$(31)	$5,214
Zoomcar Holdings, Inc. (NASDAQ: ZCAR)	(2,429)	(478)	(1,951)
Next.e.GO N.V. (NASDAQ: EGOX)	(279)	(22)	(257)
Tevogen Bio Holdings, Inc. (NASDAQ: TVGN)	786	(2)	788
Brand Engagement Network, Inc. (NASDAQ: BNAI)	4,217	(1)	4,218
Murano Global Investments Plc (NASDAQ: MRNO)	15,446	(4)	15,450
African Agriculture Holdings Inc. (NASDAQ: AAGR)	(1,825)	(1)	(1,824)
Holdco Nuvo Group DG Ltd. (NASDAQ: NUVO)	2,201	(1)	2,202
Other	(124)	(578)	454
Total	$23,176	$(1,118)	$24,294

Income Tax Expense / (Benefit)

Income tax expense / (benefit) decreased by $5,841 to $293 for the six months ended June 30, 2024, as compared to $6,134 for the six months ended June 30, 2023.

	For the Six Months Ended June 30,
	2024	2023	Change
Current	$343	$(469)	$(812)
Deferred	(50)	6,603	6,653
Total	$293	$6,134	$5,841

Our provision for income taxes fluctuates due to several factors mostly attributable to our legal structure, which are summarized as follows.

Cohen & Company Inc. is treated as a “C” corporation for United States federal income tax purposes. A U.S. “C” corporation is subject to a federal tax rate of 21%.  The Company's effective tax rate is significantly different than this rate for the following reasons:

1.  Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the six months ended June 30, 2024, Cohen & Company Inc. owned 28.3% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this amount, the related tax expense is recognized in these consolidated financial statements.  The remaining 71.7% that was allocated to the non-controlling members of the Operating LLC is subject to taxation on such members' tax returns.

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

Net Income / (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the six months ended June 30, 2024 and 2023 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us therein for the relevant periods.  These interests are not convertible into Common Stock.

SUMMARY CALCULATION OF NON-CONVERTIBLE NON-CONTROLLING INTEREST

	Six Months Ended June 30,
	2024	2023	Change
Other SPAC Sponsor Investor	$11,892	$(29)	$(11,921)
Vellar GP	(828)	6,629	7,457
Total	$11,064	$6,600	$(4,464)

Other SPAC Sponsor Investor represents an entity that we consolidate, but do not wholly own, that invests in other SPAC sponsor entities.  Vellar GP is consolidated by us, but we do not wholly own this entity.

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the six months ended June 30, 2024 and 2023 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us therein for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST

For the Six Months Ended June 30, 2024

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$10,216	$-	$10,216
Income tax expense / (benefit)	289	4	293
Net income / (loss) after tax	9,927	(4)	9,923
Other consolidated subsidiary non-controlling interest	11,064
Net income / (loss) attributable to the Operating LLC	(1,137)
Average effective Operating LLC non-controlling interest % (1)	71.68%
Convertible non-controlling interest	$(815)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST

For the Six Months Ended June 30, 2023

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(4,612)	$-	$(4,612)
Income tax expense / (benefit)	(58)	6,192	6,134
Net income / (loss) after tax	(4,554)	(6,192)	(10,746)
Other consolidated subsidiary non-controlling interest	6,600
Net income / (loss) attributable to the Operating LLC	(11,154)
Average effective Operating LLC non-controlling interest % (1)	72.69%
Operating LLC non-controlling interest	$(8,108)

(1)

Non-controlling interest is recorded on a quarterly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2024 and 2023:

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,		Favorable / (Unfavorable)
	2024	2023	$ Change	% Change
Revenues
Net trading	$8,798	$7,416	$1,382	19%
Asset management	2,078	1,605	473	29%
New issue and advisory	6,500	1,395	5,105	366%
Principal transactions and other income (loss)	(6,578)	12,156	(18,734)	(154%)
Total revenues	10,798	22,572	(11,774)	(52%)

Operating expenses
Compensation and benefits	10,699	10,001	(698)	(7%)
Business development, occupancy, equipment	1,591	1,318	(273)	(21%)
Subscriptions, clearing, and execution	2,217	2,343	126	5%
Professional fee and other operating	2,533	1,762	(771)	(44%)
Depreciation and amortization	125	149	24	16%
Total operating expenses	17,165	15,573	(1,592)	(10%)

Operating income / (loss)	(6,367)	6,999	(13,366)	(191%)

Non-operating income / (expense)

Interest expense, net	(1,425)	(1,630)	205	13%
Income / (loss) from equity method affiliates	(5,996)	(511)	(5,485)	(1,073%)
Income / (loss) before income taxes	(13,788)	4,858	(18,646)	(384%)
Income tax expense / (benefit)	(205)	5,550	5,755	104%
Net income / (loss)	(13,583)	(692)	(12,891)	(1,863%)
Less: Net income (loss) attributable to the non-convertible non-controlling interest	(5,206)	6,503	11,709	180%
Enterprise net income / (loss)	(8,377)	(7,195)	(1,182)	(16%)
Less: Net income (loss) attributable to the convertible non-controlling interest	(6,028)	(594)	5,434	915%
Net income / (loss) attributable to Cohen & Company Inc.	$(2,349)	$(6,601)	4,252	64%

Revenues

Revenues decreased by $11,774, or 52%, to $10,798 for the three months ended June 30, 2024, as compared to $22,572 for the three months ended June 30, 2023. Each line item is discussed below in more detail.

Net Trading

Net trading revenue increased by $1,382, or 19%, to $8,798 for the three months ended June 30, 2024, as compared to $7,416 for the three months ended June 30, 2023.  The following table shows the detail by trading group:

NET TRADING

(Dollars in Thousands)

	Three Months Ended June 30,
	2024	2023	Change
Mortgage	$1,576	$201	$1,375
Gestation repo	3,692	4,016	(324)
High yield corporate	976	1,046	(70)
Investment grade corporate	-	68	(68)
Wholesale and other	2,554	2,085	469
Total	$8,798	$7,416	$1,382

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

	As of June 30,		As of December 31,
	2024	2023	2023	2022
Company-sponsored CDOs	$982,338	$1,034,934	$995,191	$1,053,430
Other Investment Vehicles (1)	1,347,922	1,030,763	1,362,484	1,061,250
Assets under management (2)	$2,330,260	$2,065,697	$2,357,675	$2,114,680

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

Asset management fees increased by $473, or 29%, to $2,078 for the three months ended June 30, 2024, as compared to $1,605 for the three months ended June 30, 2023, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT

(Dollars in Thousands)

	Three Months Ended June 30,
	2024	2023	Change
CDOs	$397	$409	$(12)
Other	1,681	1,196	485
Total	$2,078	$1,605	$473

Asset management fees from CDOs decreased mainly due to paydowns of principal.  Asset management fees from other increased primarily due to the recognition in 2024 of deferred performance fees related to certain PriDe Funds and due to the portfolio servicing fee on the notional amount of loans owned by the CREO JV.

New Issue and Advisory

New issue and advisory revenue increased by $5,105 to $6,500 for the three months ended June 30, 2024, as compared to $1,395 for the three months ended June 30, 2023.  The following table summarizes new issue and advisory revenue by business line.

	Three Months Ended June 30,
	2024	2023	Change
CCM	$6,388	$870	$5,518
Commercial Real Estate Originations	112	-	112
U.S. Insurance Originations	-	525	(525)
Total	$6,500	$1,395	$5,105

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

CCM, a division of JVB, is our full-service boutique investment bank, which focuses on M&A, underwriting, capital markets and SPAC advisory services.  In addition, we generate new issue revenue by originating new assets for the U.S. Insurance JV, CREO JV, and our PriDe Funds in Europe.

In some cases, CCM will receive financial instruments in lieu of cash for its advisory transactions.  In these cases, we record advisory revenue equal to the fair value of the instruments received.  Subsequent to receipt, the instruments are carried at fair value as a component of other investments, at fair value in our consolidated balance sheets. Any change in the fair value of these instruments subsequent to recording the new issue revenue will be recorded as principal transactions gain or loss in the consolidated statement of operations.  Further, it should be noted that the financial instruments we receive in these cases are often either (i) common stock investments that are restricted for resale for some period of time; (ii) convertible or non-convertible debt investments that are not publicly traded; (iii) equity investments in special purpose entities that are not publicly traded; or (iv) unrestricted common stock investments in public companies but the companies do not have significant trading volume.  Therefore, it may take us a significant period of time to liquidate these investments.  We may suffer significant principal transactions loss prior to final liquidation of these financial instruments, which will impact the results of our Principal Investing segment.

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss) decreased by $18,734 to ($6,578) for the three months ended June 30, 2024, as compared to $12,156 for the three months ended June 30, 2023.  The following table summarizes principal transactions and other income by category:

PRINCIPAL TRANSACTIONS & OTHER INCOME

(Dollars in Thousands)

	Three Months Ended June 30,
	2024	2023	Change
Interests in public companies
Captivision Inc. (NASDAQ: CAPT)	$(315)	$-	$(315)
CERo Therapeutics Holdings, Inc. (NASDAQ: CERO)	(638)	-	(638)
Critical Metals Corp. (NASDAQ: CRML)	597	-	597
GCT Semiconductor Holding, Inc. (NASDAQ: GCTS)	(425)	-	(425)
Holdco Nuvo Group DG Ltd. (NASDAQ: NUVO)	(1,608)	-	(1,608)
Payoneer Global Inc. (NASDAQ: PAYO)	190	(427)	617
Plum Acquisition Corp. I (NASDAQ: PLMI)	(300)	-	(300)
Rubicon Technologies, Inc. (NYSE: RBT)	-	(284)	284
Tevogen Bio Holdings, Inc. (NASDAQ: TVGN)	(1,122)	-	(1,122)
Zapata Computing Holdings Inc. (NASDAQ: ZPTA)	(2,621)		(2,621)
Zaap Electric Vehicles Group Ltd (NASDAQ: ZAAP)	(475)	-	(475)
Zoomcar Holdings, Inc. (NASDAQ: ZCAR)	(646)	-	(646)
Other principal investments
Bridge Loan Exit Fee	-	3,040	(3,040)
SFAs	427	9,419	(8,992)
U.S. Insurance JV	(179)	185	(364)
CREO JV	(276)	158	(434)
Other	(177)	(417)	240
Total principal transactions	(7,568)	11,674	(19,242)

IIFC revenue share	921	240	681
All other income / (loss)	69	242	(173)
Other income	990	482	508
Principal transactions and other income (loss)	$(6,578)	$12,156	$(18,734)

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

Interests in Public Companies

These items represent our direct and indirect investments in certain public companies.  These investments may be in the form of unrestricted common stock, restricted common stock, equity derivatives, convertible notes, non-convertible notes, fair value receivables, as well as equity interest in SPVs that have investments in these public companies. The name and ticker symbol of each public company in which we have a direct or indirect investment is listed in the table above.  The amounts shown represent the change in the fair value of our investment in each time period noted in the table.  Most of the interests in the public companies listed above were acquired as non-cash compensation related to new issue and advisory engagements.  When we received these investments, we recorded new issue and advisory revenue for the fair value of those instruments at that time.

Other Principal Investments

The bridge loan exit fee represents amounts earned upon repayment of a bridge loan made to an early stage growth company.

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

Other Income (Loss)

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $7,081.  In any particular year, the IIFC revenue share earned by us cannot exceed $2,000.

Operating Expenses

Operating expenses increased by $1,592, or 10%, to $17,165 for the three months ended June 30, 2024, as compared to $15,573 for the three months ended June 30, 2023. Each line item is discussed in more detail below.

Compensation and Benefits

Compensation and benefits increased by $698, or 7%, to $10,699 for the three months ended June 30, 2024, as compared to $10,001 for the three months ended June 30, 2023.

COMPENSATION AND BENEFITS

(Dollars in Thousands)

	Three Months Ended June 30,
	2024	2023	Change
Cash compensation and benefits	$9,544	$8,892	$652
Equity-based compensation	1,155	1,109	46
Total	$10,699	$10,001	$698

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  The change was primarily the result of changes in incentive compensation.  Our total headcount increased from 117 at June 30, 2023 to 121 at June 30, 2024.  Equity-based compensation remained relatively unchanged.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $273, or 21%, to $1,591 for the three months ended June 30, 2024, as compared to $1,318 for the three months ended June 30, 2023.  This increase was comprised of an increase in occupancy and equipment of $54, and an increase in business development of $219.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution decreased by $126, or 5%, to $2,217 for the three months ended June 30, 2024, as compared to $2,343 for the three months ended June 30, 2023. The decrease was due to a decrease in clearing and execution of $143, partially offset by an increase in subscriptions and dues of $17.

Professional Fee and Other Operating Expenses

Professional fees and other operating expenses increased by $771, or 44%, to $2,533 for the three months ended June 30, 2024, as compared to $1,762 for the three months ended June 30, 2023. This increase was comprised of an increase in professional fees of $787, partially offset by a decrease in other operating expense of $16.

Depreciation and Amortization

Depreciation and amortization decreased by $24, or 16%, to $125 for the three months ended June 30, 2024, as compared to $149 for the three months ended June 30, 2023.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $205 to $1,425 for the three months ended June 30, 2024, as compared to $1,630 for the three months ended June 30, 2023.

INTEREST EXPENSE

(Dollars in Thousands)

	Three Months Ended June 30,
	2024	2023	Change
Junior subordinated notes	$1,172	$1,276	$(104)
2020 Senior Notes	135	112	23
Byline Credit Facility	19	158	(139)
Redeemable Financial Instrument - JKD Investor	99	84	15
	$1,425	$1,630	$(205)

See notes 15 and 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $5,485 to ($5,996) for the three months ended June 30, 2024, as compared to ($511) for the three months ended June 30, 2023.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
	2024	2023	Change
Dutch Real Estate Entities	$(11)	$70	$(81)
SPAC Sponsor Entities and Other	(5,985)	(581)	(5,404)
Total	$(5,996)	$(511)	$(5,485)

SPAC sponsor entities and other includes both indirect and direct investments in SPAC sponsor entities.  We account for our investments in SPAC sponsor entities under the equity method of accounting.   SPAC Sponsor Entities and Other represent investments in SPAC sponsor entities that have not yet completed a business combination or have completed a business combination and have not yet distributed allocated shares to us.

If a SPAC sponsor entity distributes SPAC shares to us, we account for those SPAC shares as a component of other investments, at fair value. For several of the equity method investments described below, we also had an investment in the same company accounted for at fair value as a component of other investments, at fair value during the periods presented. Changes in fair value of those investments are included as a component of principal transactions and other income. The table below shows the equity method income / (loss) included in SPAC sponsor entities and other above broken out by the ultimate public company investee.  See discussion of principal transactions above.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
	2024	2023	Change
Critical Metals Corp. (NASDAQ: CRML)	$(365)	$(11)	$(354)
Zoomcar Holdings, Inc. (NASDAQ: ZCAR)	(45)	(256)	211
Tevogen Bio Holdings, Inc. (NASDAQ: TVGN)	(2,211)	(1)	(2,210)
Brand Engagement Network, Inc. (NASDAQ: BNAI)	(3,783)	-	(3,783)
Murano Global Investments Plc (NASDAQ: MRNO)	(1,290)	(1)	(1,289)
Holdco Nuvo Group DG Ltd. (NASDAQ: NUVO)	2,202	(1)	2,203
Other	(493)	(311)	(182)
Total	$(5,985)	$(581)	$(5,404)

Income Tax Expense / (Benefit)

Income tax expense / (benefit) decreased by $5,755 to ($205) for the three months ended June 30, 2024, as compared to $5,550 for the three months ended June 30, 2023.

	For the Three Months Ended June 30,
	2024	2023	Change
Current	$(214)	$(664)	$(450)
Deferred	9	6,214	6,205
Total	$(205)	$5,550	$5,755

Our provision for income taxes fluctuates due to several factors mostly attributable to our legal structure, which are summarized as follows:

Cohen & Company Inc. is treated as a “C” corporation for United States federal income tax purposes. A U.S. “C” corporation is subject to a federal tax rate of 21%.  The Company's effective tax rate is significantly different than this rate for the following reasons.

1.  Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the three months ended June 30, 2024, Cohen & Company Inc. owned 28.1% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this amount, the related tax expense is recognized in our consolidated financial statements.  The remaining 71.9% of income/(loss) generated by the Operating LLC was allocated to the non-controlling members of the Operating LLC and is subject to taxation on such members' individual tax returns.

2. The Operating LLC itself consolidates certain pass-through entities.  Therefore, the income/(loss) of these entities is included in the Company's consolidated results, but no tax expense/(benefit) related to the unowned portions of these entities is included in the Company's consolidated results.

3.  There are state, local, and foreign taxes to which the Operating LLC or its subsidiaries are subject to, which are included in the Company's effective tax rate.

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

Net Income / (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the three months ended June 30, 2024 and 2023 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us therein for the relevant periods.  These interests are not convertible into Common Stock.

SUMMARY CALCULATION OF NON-CONVERTIBLE NON-CONTROLLING INTEREST

	Three Months Ended June 30,
	2024	2023	Change
Other SPAC Sponsor Investor	$(5,141)	$(12)	$5,129
Vellar GP	(65)	6,515	6,580
Total	$(5,206)	$6,503	$11,709

Other SPAC Sponsor Investor represents an entity that we consolidate, but do not wholly own, that invests in other SPAC sponsor entities. Vellar GP is consolidated by us, but we do not wholly own this entity.

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the three months ended June 30, 2024 and 2023 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us in the Operating LLC for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST

For the Three Months Ended June 30, 2024

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(13,788)	$-	$(13,788)
Income tax expense / (benefit)	(198)	(7)	(205)
Net income / (loss) after tax	(13,590)	7	(13,583)
Other consolidated subsidiary non-controlling interest	(5,206)
Net income / (loss) attributable to the Operating LLC	(8,384)
Average effective Operating LLC non-controlling interest % (1)	71.90%
Operating LLC non-controlling interest	$(6,028)

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST

For the Three Months Ended June 30, 2023

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$4,858	$-	$4,858
Income tax expense / (benefit)	(804)	6,354	5,550
Net income / (loss) after tax	5,662	(6,354)	(692)
Other consolidated subsidiary non-controlling interest	6,503
Net income / (loss) attributable to the Operating LLC	(841)
Average effective Operating LLC non-controlling interest % (1)	70.63%
Operating LLC non-controlling interest	$(594)

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

On July 29, 2021, our board of directors reinstated our quarterly dividend declaring a cash dividend of $0.25 per share.  We have paid a quarterly cash dividend of $0.25 regularly since that date.  In addition to our routine quarterly distribution, on March 8, 2022, our board of directors declared a special cash dividend of $0.75 per share.  On August 5, 2024, the Company's board of directors declared a quarterly cash dividend of $0.25 per share on its Common Stock.  The dividends are payable on September 5, 2024 to stockholders of record as of August 22, 2024.

During the six months ended June 30, 2024:
●	We paid dividends of $1,057 and distributions to non-convertible controlling interest of $3,022.
●	We made distributions to the non-convertible non-controlling interest of $3,567
During the six months ended June 30, 2023:
●	We paid dividends of $984 and distribution to non-convertible controlling interest of $2,266.
●	We drew and repaid $15,000 on the Byline line of credit
●	We made distributions to the non-convertible non-controlling interest of $2,266

During the six months ended June 30, 2024 and 2023, we had no other financing transactions in excess of $1,000.  This excludes non-cash transactions.  See note 23 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

As of June 30, 2024 and December 31, 2023, we maintained cash and cash equivalents of $ 9,575 and $ 10,650, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION

(Dollars in Thousands)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities	$930	$(35,667)
Cash flow from investing activities	6,451	22,851
Cash flow from financing activities	(8,340)	(4,220)
Effect of exchange rate on cash	(116)	101
Net cash flow	(1,075)	(16,935)
Cash and cash equivalents, beginning	10,650	29,101
Cash and cash equivalents, ending	$9,575	$12,166

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Six Months Ended June 30, 2024

As of June 30, 2024, our cash and cash equivalents were $ 9,575, representing a decrease of $ 1,075 from December 31, 2023. The decrease was attributable to cash provided by operating activities of $ 930, cash provided by investing activities of $ 6,451, cash used in financing activities of $ 8,340, and a decrease in cash caused by the change in exchange rates of $ 116.

The cash provided by operating activities of $ 930 was comprised of (a) net cash outflows of $ 7,121 related to working capital fluctuations; (b) net cash inflows of $ 2,780 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) net cash inflows from other earnings items of $ 5,271 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), non-cash revenue, realized and unrealized gains and losses and accretion of income on other investments, income/(loss) from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $ 6,451 was comprised of (a) $41,544 of sales of other investments sold, not yet purchased, at fair value; (b) $214 of sales of other investments, at fair value; (c) $857 in distributions received from equity method affiliates; partially offset by (d) $34,289 of cash used to purchase other investments, at fair value; (e) $1,267 of cash used to purchase other investments sold, not yet purchased, at fair value;(f) $134 of cash used to invest in equity method affiliates; and (g) $474 in cash used to purchase furniture, equipment, and leasehold improvements.

The cash used in financing activities of $ 8,340 was comprised of (a) $189 in cash used to net settle equity awards; (b) $1,057 in cash used to pay dividends; (c) $3,022 in convertible non-controlling interest distributions; (d) $659 in redemptions of convertible non-controlling interests (e) $3,567 in non-convertible non-controlling interest distributions; partially offset by (f) $154 in proceeds from issuance of Common Stock.

Six Months Ended June 30, 2023

As of June 30, 2023, our cash and cash equivalents were $12,166, representing a decrease of $16,935 from December 31, 2022. The decrease was attributable to cash used in operating activities of $35,667, cash provided by investing activities of $22,851, cash used in financing activities of $4,220, and an increase in cash caused by the change in exchange rates of $101.

The cash used in operating activities of $35,667 was comprised of (a) net cash outflows of $87,177 related to working capital fluctuations; (b) net cash inflows of $61,522 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c)  net cash outflows from other earnings items of $10,012 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), non cash revenue, realized and unrealized gains and losses and accretion of income on other investments, income/(loss) from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $22,851 was comprised of (a) $25,885 of sales of other investments sold, not yet purchased, at fair value; (b) $57,140 of sales of other investments, at fair value; (c) $3 in distributions received from equity method affiliates; partially offset by (d) $58,723 of cash used to purchase other investments, at fair value; (e) $112 of cash used to purchase other investments sold, not yet purchased, at fair value; (f) $1,124 of cash used to invest in equity method affiliates; and (g) $218 in cash used to purchase furniture, equipment, and leasehold improvements.

The cash used in financing activities of $4,220 was comprised of (a) $175 in cash used to net settle equity awards; (b) $984 in cash used to pay dividends; (c) $2,266 in convertible non-controlling interest distributions; (d) $833 in redemption of convertible non-controlling interests; partially offset by (e) $38 in investments received from non-controlling interests. We also drew and repaid $15,000 on the Byline Bank line of credit.

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFESA in France. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. CCFESA is subject to the regulations of the ACPR. The amount of net assets that these subsidiaries may distribute is subject to restrictions under the applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at June 30, 2024 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS

(Dollars in Thousands)

June 30, 2024
United States	$250
Europe	664
Total	$914

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at June 30, 2024, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $54,304. See note 19 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Restrictions of Distributions of Capital from JVB

As of June 30, 2024, our total equity on a consolidated basis was $95,618 and the total equity of JVB was $84,548.  Therefore, only $11,070 of equity existed outside of JVB.  However, it should be noted that our non-convertible non-controlling interest represents equity that is included in our consolidated financial statements but is not available to the Operating LLC to fund operations outside of those specific consolidated but not wholly owned subsidiaries.  As of June 30, 2024, our non-convertible non-controlling interest balance was $17,103.  Therefore, a deficit of available equity existed outside of JVB of $6,033.

From time to time, we may need to take distributions of income (and potentially returns of capital) from JVB to satisfy the cash needs as a result of the losses incurred outside of JVB or to satisfy other obligations that come due outside of JVB.  However, we are subject to significant limitations on our ability to make distributions from JVB.  These limitations include limitations imposed by FINRA under Rule 15c3-1 under the Exchange Act (described immediately above) and limitations under our line of credit with Byline Bank (see note 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).  Furthermore, counterparties to JVB have their own internal counterparty credit requirements.  The specific requirements are not generally shared with us.  However, if we take too much in capital distributions from JVB (beyond its net income), we may not be able to trade with certain counterparties, which may cause JVB’s operations to deteriorate.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the six months ended June 30, 2024 and the twelve months ended December 31, 2023 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Six Months Ended June 30, 2024	For the Twelve Months Ended December 31, 2023
Receivables under resale agreements
Period end	$541,955	$408,408
Monthly average	$552,092	$430,672
Maximum month end	$743,654	$564,527
Securities sold under agreements to repurchase
Period end	$541,734	$408,203
Monthly average	$551,438	$438,576
Maximum month end	$742,120	$563,542

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

DETAIL OF DEBT

(Dollars in Thousands)

	As of	As of	Interest
Description	June 30, 2024	December 31, 2023	Rate Terms	Interest (2)	Maturity
Non-convertible debt:
12.00% senior note (the "2020 Senior Notes")	$4,500	$4,500	Fixed	12.00%	January 2026

Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	9.59%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	9.74%	March 2035
Less unamortized discount	(22,936)	(22,909)
	25,189	25,216

Byline Bank	-	-	Variable	NA	June 2025
Total	$29,689	$29,716

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of June 30, 2024 on a combined basis was 21.71% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

As of June 30, 2024 and December 31, 2023, we had a redeemable financial instrument payable to JKD Investor.  See note 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 14 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of June 30, 2024.

Contractual Obligations

The table below summarizes our significant contractual obligations as of June 30, 2024 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements. In addition, amortization of discount on debt is excluded.

CONTRACTUAL OBLIGATIONS

June 30, 2024

(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$23,761	$2,792	$4,974	$4,949	$11,046
Maturity of 2020 Senior Notes (1)	4,500	-	4,500	-	-
Interest on 2020 Senior Notes (1)	858	540	318	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	56,689	4,646	9,292	9,292	33,459
Redeemable Financial Instrument - JKD Investor (3)	7,868	7,868	-	-	-
Other Operating Obligations (4)	1,861	1,451	410	-	-
	$143,662	$17,297	$19,494	$14,241	$92,630

(1)

The 2020 Senior Notes mature on January 31, 2026.  However, any time after January 31, 2025, the holder can give us 31 days' notice and require full repayment.  For purposes of the table above, we show the maturity on the earlier date, but show the interest payments out to the stated maturity date.

(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 9.59% (based on the Term SOFR rate in effect as of June 30, 2024 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 9.74% (based on the Term SOFR rate in effect as of June 30, 2024 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. Our industry is subject to a number of highly complex accounting rules and requirements, many of which place heavy burdens on management to make judgments relating to our business. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended June 30, 2024, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of June 30, 2024, we would incur a loss of $1,891 if the yield curve rises 100 bps across all maturities and a gain of $1,886 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We also hold a significant amount of equity in public companies that recently completed a merger with a SPAC we sponsored or invested in. A significant portion of the equity we hold in these types of entities are subject to sale restrictions. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions or in some cases entering into derivatives trades to hedge this exposure. We also have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of June 30, 2024, our equity price sensitivity was $1,341 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of June 30, 2024, a 100 bps change in the appropriate variable base rate would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,256 as of June 30, 2024.

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

Counterparty Risk and Settlement Risk

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the Company’s board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2024. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at June 30, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

One of our subsidiary investment advisers, Cohen & Company Financial Management LLC ("CCFM"), is currently subject to an investigation by the SEC’s enforcement division, which is reviewing its disclosure practices around conflicts of interest and other issues.  As is our current practice, we are cooperating with the SEC staff and are in the process of responding to their requests for information. We cannot predict the outcome of this investigation. The costs related to responding to and cooperating with the SEC staff may be material and could continue to be material at least through the completion of the SEC investigation.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
April 1 through April 30, 2024	-	$-	-	34,704
May 1 through May 31, 2024	-	$-	-	34,704
June 1 through June 30, 2024	-	$-	-	34,704
Total	-		-

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Rule 10b5-1 Trading Plans

Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the six months ended June 30, 2024, none of our directors or officers adopted, modified or terminated by any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No.	Description
10.1	Second Amendment to Third Amended and Restated Loan Agreement, dated June 18, 2024 by and between J.V.B. Financial Group, LLC and Byline Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 18, 2024.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted inline XBRL: (i) the Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2024 and 2023, (iii) the Consolidated Statements of Changes in Equity for the Three and Six Months Ended June 30, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023, and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN
Lester R. Brafman
Date: August 6, 2024		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: August 6, 2024		Executive Vice President, Chief Financial Officer, and Treasurer