Form 10-Q
period 2024-09-30
Cohen & Co Inc.
filed 2024-11-04
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of  October 30, 2024, there were 1,950,152 shares of common stock ($0.01 par value per share) of Cohen & Company Inc. ("Common Stock") outstanding.

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

September 30, 2024

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

“JVB Holdings” refers to JVB Financial Holdings, L.P., a wholly owned subsidiary of the Operating LLC; “JVB” refers to J.V.B. Financial Group, LLC, a wholly owned broker-dealer subsidiary of JVB Holdings; "CCFESA" refers to Cohen & Company Financial (Europe) S.A., a consolidated subsidiary regulated by the Autorite de Controle Prudentiel et de Resolution ("ACPR") in France; "CCM" refers to Cohen & Company Capital Markets, a division of JVB, the Company's full-service boutique investment bank, which focuses on M&A, underwriting, capital markets and SPAC advisory services.

“Securities Act” refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2024
	(unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$14,290	$10,650
Receivables from brokers, dealers, and clearing agencies	64,965	66,801
Due from related parties	932	772
Other receivables	11,079	5,373
Investments-trading	103,617	181,328
Other investments, at fair value	39,761	72,217
Receivables under resale agreements	543,783	408,408
Investments in equity method affiliates	26,153	14,241
Deferred income taxes	1,685	1,580
Goodwill	109	109
Right-of-use asset - operating leases	7,193	7,541
Other assets	4,444	3,741
Total assets	$818,011	$772,761

Liabilities
Payables to brokers, dealers, and clearing agencies	$53,674	$111,085
Accounts payable and other liabilities	7,474	8,115
Accrued compensation	21,453	17,268
Lease liability - operating leases	7,776	8,216
Trading securities sold, not yet purchased	43,446	65,751
Other investments sold, not yet purchased, at fair value	2,719	24,742
Securities sold under agreements to repurchase	545,993	408,203
Redeemable financial instruments	-	7,868
Debt	34,851	29,716
Total liabilities	717,386	680,964

Commitments and contingencies (See note 21)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized, 27,413,098 shares issued and outstanding	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 1,950,152 and 1,893,747 shares issued and outstanding, respectively, including 319,291 and 367,491 unvested or restricted share awards, respectively	19	19
Additional paid-in capital	76,323	74,594
Accumulated other comprehensive loss	(948)	(944)
Accumulated deficit	(31,655)	(32,014)
Total stockholders' equity	43,766	41,682
Non-controlling interest	56,859	50,115
Total equity	100,625	91,797
Total liabilities and equity	$818,011	$772,761

(

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Net trading	$8,816	$7,491	27,462	$23,117
Asset management	2,147	1,788	6,942	5,418
New issue and advisory	22,459	7,247	53,347	9,542
Principal transactions and other income (loss)	(1,727)	595	(26,694)	10,440
Total revenues	31,695	17,121	61,057	48,517

Operating expenses
Compensation and benefits	17,915	15,219	43,453	35,757
Business development, occupancy, equipment	1,567	1,268	4,599	3,887
Subscriptions, clearing, and execution	2,691	2,409	6,994	6,877
Professional fee and other operating	2,156	2,189	8,138	6,151
Depreciation and amortization	144	140	393	433
Total operating expenses	24,473	21,225	63,577	53,105

Operating income (loss)	7,222	(4,104)	(2,520)	(4,588)

Non-operating income (expense)
Interest expense, net	(1,256)	(1,685)	(4,347)	(4,907)
Income (loss) from equity method affiliates	(683)	(702)	22,366	(1,608)
Income (loss) before income tax expense (benefit)	5,283	(6,491)	15,499	(11,103)
Income tax expense (benefit)	142	(755)	435	5,379
Net income (loss)	5,141	(5,736)	15,064	(16,482)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	(2,455)	1,936	8,609	8,536
Enterprise net income (loss)	7,596	(7,672)	6,455	(25,018)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	5,446	(7,249)	4,631	(15,357)
Net income (loss) attributable to Cohen & Company Inc.	$2,150	$(423)	1,824	$(9,661)
Income (loss) per share data (see note 20)
Income (loss) per common share-basic:
Basic income (loss) per common share	$1.32	$(0.28)	$1.13	$(6.40)
Weighted average shares outstanding-basic	1,630,861	1,521,856	1,609,384	1,510,498
Income (loss) per common share-diluted:
Diluted income (loss) per common share	$1.31	$(0.28)	$1.12	$(6.40)
Weighted average shares outstanding-diluted	5,790,856	5,536,106	5,727,137	1,510,498

Comprehensive income (loss):
Net income (loss)	$5,141	$(5,736)	15,064	$(16,482)
Other comprehensive (loss) item:
Foreign currency translation adjustments, net of tax of $0	102	(77)	36	(22)
Other comprehensive income (loss), net of tax of $0	102	(77)	36	(22)
Comprehensive income (loss)	5,243	(5,813)	15,100	(16,504)
Less: comprehensive income (loss) attributable to the non-controlling interest	3,064	(5,369)	13,266	(6,835)
Comprehensive income (loss) attributable to Cohen & Company Inc.	$2,179	$(444)	1,834	$(9,669)

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Nine Months Ended September 30, 2024
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2023	$27	$19	$74,594	$(32,014)	$(944)	$41,682	$50,115	$91,797
Net income	-	-	-	2,023	-	2,023	21,483	23,506
Other comprehensive (loss)	-	-	-	-	(15)	(15)	(36)	(51)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	447	-	(10)	437	(437)	-
Equity-based compensation	-	-	325	-	-	325	823	1,148
Shares withheld for employee taxes	-	-	(52)	-	-	(52)	(133)	(185)
Dividends/distributions to convertible non-controlling interest	-	-	-	(647)	-	(647)	(1,586)	(2,233)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(659)	(659)
March 31, 2024	$27	$19	$75,314	$(30,638)	$(969)	$43,753	$69,570	$113,323
Net (loss)	-	-	-	(2,349)	-	(2,349)	(11,234)	(13,583)
Other comprehensive (loss)	-	-	-	-	(4)	(4)	(11)	(15)
Common stock issued, net	-	-	154	-	-	154	-	154
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	198	-	(4)	194	(194)	-
Equity-based compensation	-	-	329	-	-	329	827	1,156
Shares withheld for employee taxes	-	-	(2)	-	-	(2)	(2)	(4)
Dividends/distributions to convertible non-controlling interest	-	-	-	(410)	-	(410)	(1,436)	(1,846)
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(3,567)	(3,567)
June 30, 2024	$27	$19	$75,993	$(33,397)	$(977)	$41,665	$53,953	$95,618
Net income	-	-	-	2,150	-	2,150	2,991	5,141
Other comprehensive income	-	-	-	-	29	29	73	102
Equity-based compensation	-	-	330	-	-	330	822	1,152
Dividends/distributions to convertible non-controlling interest	-	-	-	(408)	-	(408)	(815)	(1,223)
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(165)	(165)
September 30, 2024	$27	$19	$76,323	$(31,655)	$(948)	$43,766	$56,859	$100,625

	Cohen & Company Inc.
	Nine Months Ended September 30, 2023
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2022	$27	$17	$72,801	$(25,151)	$(955)	$46,739	$47,287	$94,026
Net (loss)	-	-	-	(2,637)	-	(2,637)	(7,417)	(10,054)
Other comprehensive income	-	-	-	-	10	10	35	45
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	582	-	(12)	570	(570)	-
Equity-based compensation and vesting of shares	-	1	299	-	-	300	789	1,089
Shares withheld for employee taxes	-	-	(46)	-	-	(46)	(118)	(164)
Dividends/distributions to convertible non-controlling interest	-	-	-	(594)	-	(594)	(1,187)	(1,781)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(834)	(834)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	38	38
March 31, 2023	$27	$18	$73,636	$(28,382)	$(957)	$44,342	$38,023	$82,365
Net (loss)	-	-	-	(6,601)	-	(6,601)	5,909	(692)
Other comprehensive income	-	-	-	-	3	3	7	10
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	30	-	(1)	29	(29)	-
Equity-based compensation and vesting of shares	-	-	304	-	-	304	804	1,108
Shares withheld for employee taxes	-	-	(3)	-	-	(3)	(9)	(12)
Dividends/distributions to convertible non-controlling interest	-	-	-	(390)	-	(390)	(1,079)	(1,469)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	1	1
June 30, 2023	$27	$18	$73,967	$(35,373)	$(955)	$37,684	$43,627	$81,311
Net (loss)	-	-	-	(423)	-	(423)	(5,313)	(5,736)
Other comprehensive (loss)	-	-	-	-	(21)	(21)	(56)	(77)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	-	-	-	-	-	-
Equity-based compensation and vesting of shares	-	-	297	-	-	297	782	1,079
Shares withheld for employee taxes	-	-	-	-	-	-	-	-
Dividends/distributions to convertible non-controlling interest	-	-	-	(385)	4	(381)	(1,075)	(1,456)
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(2,400)	(2,400)
September 30, 2023	$27	$18	$74,264	$(36,181)	$(972)	$37,156	$35,565	$72,721

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income (loss)	$15,064	$(16,482)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	3,456	3,275
Loss (gain) on other investments, at fair value	58,704	38,960
Loss (gain) on other investments, sold not yet purchased	(28,590)	(48,269)
Noncash advisory fees received	(20,867)	(492)
(Income) loss from equity method affiliates	(22,366)	1,608
Depreciation and amortization	393	433
Amortization of discount on debt	(11)	455
Deferred tax provision (benefit)	(105)	5,199
Change in operating assets and liabilities, net:
Change in receivables from / payables to brokers, dealers, and clearing agencies	(55,575)	97,047
Change in receivables from / payables to related parties, net	(160)	(13)
(Increase) decrease in other receivables	(5,706)	3,580
(Increase) decrease in investments-trading	77,711	18,352
(Increase) decrease in receivables under resale agreements	(135,375)	19,558
(Increase) decrease in other assets	41	1,499
Increase (decrease) in accounts payable and other liabilities	(1,242)	(89,737)
Increase (decrease) in accrued compensation	4,185	1,903
Increase (decrease) in trading securities sold, not yet purchased	(22,305)	(38,202)
Increase (decrease) in securities sold under agreements to repurchase	137,790	(34,851)
Net cash provided by (used in) operating activities	5,042	(36,177)
Investing activities
Purchase of other investments, at fair value	(52,000)	(55,605)
Purchase of other investments sold, not yet purchased, at fair value	(1,408)	(1,112)
Sales and returns of principal - other investments, at fair value	63,988	51,412
Sales and returns of principal - other investments sold, not yet purchased, at fair value	214	35,955
Investment in equity method affiliate	(193)	(1,806)
Distribution from equity method affiliate	978	5
Purchase of furniture, equipment, and leasehold improvements	(789)	(300)
Net cash provided by (used in) investing activities	10,790	28,549
Financing activities
Repayment of redeemable financial instrument	(2,573)
Proceeds from debt	-	15,000
Repayment of debt	-	(15,000)
Cash used to net share settle equity awards	(189)	(175)
Proceeds from issuance of common stock	154
Cohen & Company Inc. dividends	(1,465)	(1,369)
Convertible non-controlling interest distributions	(3,837)	(3,341)
Redemption of convertible non-controlling units	(659)	(834)
Non-convertible non-controlling interest investment	-	39
Non-convertible non-controlling interest distributions	(3,671)	(2,400)
Net cash provided by (used in) financing activities	(12,240)	(8,080)
Effect of exchange rate on cash	48	(43)
Net increase (decrease) in cash and cash equivalents	3,640	(15,751)
Cash and cash equivalents, beginning of period	10,650	29,101
Cash and cash equivalents, end of period	$14,290	$13,350

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

The Company

The Company is a financial services company specializing in an expanding range of capital markets and asset management services. As of September 30, 2024, the Company had $2.4 billion in assets under management (“AUM”) of which $1.0 billion was in collateralized debt obligations (“CDOs”). The remaining portion of AUM was from a diversified mix of Investment Vehicles (as defined herein).

In these financial statements, the “Company” refers to Cohen & Company Inc. and its subsidiaries on a consolidated basis. Cohen & Company, LLC or the “Operating LLC” refers to the main operating subsidiary of the Company.  “Cohen Brothers” refers to the pre-AFN Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “Cohen & Company Inc.” is used, it refers to the parent company itself. “JVB Holdings” refers to J.V.B. Financial Holdings, LP, a wholly owned subsidiary of the Operating LLC. “JVB” refers to J.V.B. Financial Group, LLC, a wholly owned broker-dealer subsidiary of JVB Holdings. "CCFESA" refers to Cohen & Company Financial (Europe) S.A., a consolidated subsidiary regulated by the Autorite de Controle Prudentiel et de Resolution ("ACPR") in France. "CCM," a division of JVB, refers to Cohen & Company Capital Markets, the Company's full-service boutique investment bank, which focuses on M&A, underwriting, capital markets and SPAC advisory services.

The Company’s business is organized into the following three business segments.

Capital Markets: The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, gestation repo financing, new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, asset backed securities (“ABS”), mortgage-backed securities (“MBS”), residential mortgage-backed securities (“RMBS”), CDOs, collateralized loan obligations (“CLOs”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration ("SBA") loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including trust preferred securities (“TruPS”), whole loans, and other structured financial instruments. The Company operates its capital markets activities primarily through its subsidiaries: JVB in the United States and CCFESA in Europe. A division of JVB, Cohen & Company Capital Markets ("CCM") is the Company's full-service boutique investment bank, which focuses on M&A, underwriting, capital markets and SPAC advisory services.

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
●

New issue and advisory revenue comprised of (a) origination fees for newly created financial instruments originated by the Company, (b) revenue from advisory services, (c) underwriting, and (d) revenue associated with arranging and placing the issuance of newly created financial instruments.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three and nine months ended September 30, 2024.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2023.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Adoption of New Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Certain aspects of this topic were later enhanced and clarified in January 2021 when the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848).  These ASUs provide temporary optional guidance to ease the burden in accounting for reference rate reform by providing optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, which reference the London Interbank Offer Rate ("LIBOR") or another reference rate expected to be discontinued.  These ASUs are intended to help stakeholders during the global market-wide reference rate transition period and were to be in effect for a limited time through December 31, 2022. In December 2022, FASB issued ASU 2022-06 (Topic 848) and deferred the sunset date from December 31, 2022 to December 31, 2024. The Company’s adoption of the provisions of ASU 2020-04 and ASU 2021-01, effective March 12, 2020, was on a prospective basis.  The adoption of these ASUs did not have a material impact on the Company's consolidated financial statements. See note 20.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs. However, a substantial portion of the Company's debt was assumed in the AFN Merger and recorded at fair value as of that date. As of September 30, 2024 and December 31, 2023, the fair value of the Company’s debt was estimated to be $43,559 and $37,474, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the valuation hierarchy.

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

4. OTHER RECENT BUSINESS TRANSACTIONS OR EVENTS

JKD Investor

On October 3, 2016, the Operating LLC entered into an investment agreement (the “JKD Investment Agreement”) as amended, by and between the Operating LLC and JKD Capital Partners I LTD ("JKD Investor"), pursuant to which JKD Investor agreed to invest up to $12,000 in the Operating LLC (the “JKD Investment”), $6,000 of which was invested upon the execution of the JKD Investment Agreement, an additional $1,000 was invested in January 2017, and an additional $1,268 was invested in January 2019. The JKD Investor is owned by Jack J. DiMaio, the vice chairman of the board of directors, and his spouse. The Company recorded the JKD Investment as a redeemable financial instrument on the consolidated balance sheets.

In exchange for the JKD Investment, the Operating LLC agreed to pay to JKD Investor during the term of the JKD Investment Agreement an amount (“JKD Investment Return”) equal to 50% of the difference between (i) the revenues generated during a quarter by the activities of the Institutional Corporate Trading Business of JVB (as defined in the JKD Investment Agreement) and (ii) certain expenses incurred by such Institutional Corporate Trading Business (the “Institutional Corporate Trading Business Net Revenue”). This JKD Investment Return was recorded monthly as interest expense or (interest income) with the related accrued interest recorded in accounts payable and other accrued liabilities. If the return was negative in an individual quarter, it would reduce the balance of the JKD Investment.  Payments on the JKD Investment Return were made on a quarterly basis.

Pursuant to the JKD Investment Agreement, upon the termination of the JKD Investment Agreement, the Operating LLC would pay to the JKD Investor an amount equal to the Investment Balance (as is defined in the JKD Investment Agreement) as of the day prior to such termination.

Effective September 1, 2024 the Operating LLC and the JKD Investor entered into a Redemption Agreement (the “Redemption Agreement”), pursuant to which, the JKD Investment Agreement was redeemed and terminated in its entirety.  As of September 1, 2024, the JKD Investment balance under the JKD Investment Agreement was $7,719.

Pursuant to the terms and conditions of the Redemption Agreement, the Operating LLC (i) paid to JKD Investor $2,573 of the outstanding amount in cash; and (ii) the Company issued to JKD Investor a senior promissory note (the “2024 Note”) in the aggregate principal amount of $5,146 representing the remaining balance of the JKD Investment. See note 15.

2024 Note

Effective September1, 2024, as is noted immediately above, the Company issued to JKD Investor the 2024 Note pursuant to the Redemption Agreement. The 2024 Note evidences the Operating LLC’s obligation to repay to the JKD Investor the original principal amount of $5,146. Pursuant to the 2024 Note, the unpaid principal amount and all accrued but unpaid interest thereunder will be due and payable as follows: (i) $2,573 of the principal amount will be due and payable on August 31, 2025, and (ii) $2,573 will be due and payable on August 31, 2026.

The 2024 Note accrues interest on the unpaid principal amount from September 1, 2024 until maturity at a rate equal to 12% per year. Interest on the 2024 Note is payable in cash quarterly on each January 1, April 1, July 1, and October 1, commencing on October 1, 2024. Under the 2024 Note, upon the occurrence or existence of any “Event of Default” thereunder, the outstanding principal amount is (or in certain instances, at the option of the holder thereof, may be) immediately accelerated. Further, upon the occurrence of any Event of Default under the 2024 Note and for so long as such Event of Default continues, all principal, interest and other amounts payable under the 2024 Note will bear interest at a rate equal to 13% per year.

The 2024 Note may not be prepaid in whole or in part prior to January 31, 2025. The 2024 Note may, with at least 31 days’ prior written notice from the Operating LLC to the holder of the 2024 Note, be prepaid in whole or in part at any time following January 31, 2025 without the prior written consent of the holder of the 2024 Note and without penalty or premium. See note 16.

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

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net realized gains (losses) - trading inventory	$5,395	$3,250	$12,057	$13,967
Net unrealized gains (losses) - trading inventory	(482)	693	4,246	(1,581)
Net gains and losses	4,913	3,943	16,303	12,386

Interest income- trading inventory	839	1,232	3,349	2,885
Interest income-reverse repos	9,178	8,115	28,365	20,647
Interest income	10,017	9,347	31,714	23,532

Interest expense-repos	(8,372)	(7,214)	(25,707)	(18,299)
Interest expense-margin payable	(779)	(1,744)	(3,182)	(4,610)
Interest expense	(9,151)	(8,958)	(28,889)	(22,909)

Other trading revenue	3,037	3,159	8,334	10,108

Net trading	$8,816	$7,491	$27,462	$23,117

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 7.  For discussion of margin payable, see note 6.  Other trading revenue includes revenue earned from our agency repo business (see note 10).

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	September 30, 2024	December 31, 2023
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	1,293	1,527
Receivables from clearing agencies	63,422	65,024
Receivables from brokers, dealers, and clearing agencies	$64,965	$66,801

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	September 30, 2024	December 31, 2023
Margin payable	$53,674	$111,085
Payables to brokers, dealers, and clearing agencies	$53,674	$111,085

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

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING

(Dollars in Thousands)

	September 30, 2024	December 31, 2023
Corporate bonds and redeemable preferred stock	$35,412	53,657
Derivatives	3,114	7,470
Equity securities	688	928
Municipal bonds	10,900	20,572
Residential mortgage loans	-	3,113
RMBS	5	9
SBA loans	2,380	-
U.S. government agency debt securities	704	6,567
U.S. government agency MBS and CMOs	50,363	88,000
U.S. Treasury securities	51	1,012
Investments-trading	$103,617	$181,328

Substantially all of the Company's investments-trading serve as collateral for the Company's margin loan payable.  See note 6.

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

	September 30, 2024	December 31, 2023
Corporate bonds and redeemable preferred stock	$14,547	$24,355
Derivatives	1,745	6,719
Equity securities	211	393
U.S. government agency debt securities	43	-
U.S. Treasury securities	26,900	34,284
Trading securities sold, not yet purchased	$43,446	$65,751

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other Investments, at Fair Value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	September 30, 2024	December 31, 2023
Equity securities	$5,564	$38,038
Equity derivatives	72	1,447
Restricted equity securities	11,543	2,054
Corporate bonds and redeemable preferred stock	631	506
Fair value receivables	13,848	9,541
Interests in SPVs	461	12,609
CREO JV	4,778	4,783
U.S. Insurance JV	2,864	3,107
Residential mortgage loans	-	132
Other investments, at fair value	$39,761	$72,217

As of September 30, 2024, $1,452 of equity securities represented long positions related to share forward arrangements ("SFAs") entered into by the Company. As of December 31, 2023, $26,079 of unrestricted equity securities, $1,447 of equity derivatives, and $6,278 of fair value receivables represented long positions related to SFAs entered into by the Company.  See note 9.

Fair value receivables represent receivables (including receivables that are convertible into equity shares) from various counterparties in connection with the Company's advisory and SFA business. These receivables are carried at fair value.

Interests in SPVs represents the consideration the Company has received for services provided by CCM, rather than cash.  The SPVs hold convertible notes receivable interests in the counterparties.  The Company does not consolidate the SPVs and carries its interests in the SPVs at fair value.  See note 9 for discussion of the determination of fair value.

A total of $996 and $946 of the amounts shown as other investments, at fair value above served as collateral for the Company's margin loan payable as of  September 30, 2024 and December 31, 2023, respectively.  See note 6.

Other Investments Sold, Not Yet Purchased, at Fair Value

Other investments sold, not yet purchased, at fair value consisted of the following:

OTHER INVESTMENTS SOLD, NOT YET PURCHASED, AT FAIR VALUE

(Dollars in Thousands)

	September 30, 2024	December 31, 2023
Restricted equity securities	$2,123	$97
Share forward liabilities	596	24,645
Other investments sold, not yet purchased, at fair value	$2,719	$24,742

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

The Company recognized net gains (losses) of ($10,644) and ($24,981), related to changes in fair value of investments that were included as a component of other investments, at fair value during the three months ended September 30, 2024 and 2023, respectively. The Company recognized net gains (losses) of ($58,704) and ($38,960), related to changes in fair value of investments that were included as a component of other investments, at fair value during the nine months ended September 30, 2024 and 2023, respectively.

The Company recognized net gains (losses) of $7,591 and $25,218 related to changes in fair value of investments that were included as a component of other investments sold, not yet purchased during the three months ended September 30, 2024 and 2023, respectively. The Company recognized net gains (losses) of $28,590 and $48,269 related to changes in fair value of investments that were included as a component of other investments sold, not yet purchased during the nine months ended September 30, 2024 and 2023, respectively.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of September 30, 2024 and December 31, 2023, and indicate the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
September 30, 2024

(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
Corporate bonds and redeemable preferred stock	$35,412	$-	$35,412	$-
Derivatives	3,114	-	3,114	-
Equity securities	688	394	294	-
Municipal bonds	10,900	-	10,900	-
RMBS	5	-	5	-
SBA loans	2,380	-	2,380	-
U.S. government agency debt securities	704	-	704	-
U.S. government agency MBS and CMOs	50,363	-	50,363	-
U.S. Treasury securities	51	51	-	-
Total investments - trading	$103,617	$445	$103,172	$-

Other investments, at fair value:
Equity securities	$5,564	$5,564	$-	$-
Equity derivatives	72	-	72	-
Restricted equity securities	11,543	9,075	2,468	-
Corporate bonds and redeemable preferred stock	631	-	631	-
Fair value receivables	13,848	-	13,848	-
Interests in SPVs	461	-	461	-
	32,119	$14,639	$17,480	$-
Investments measured at NAV (1)	7,642
Total other investments, at fair value	$39,761

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$14,547	$-	$14,547	$-
Derivatives	1,745	-	1,745	-
Equity securities	211	211	-	-
U.S. government agency debt securities	43	-	43	-
U.S. Treasury securities	26,900	26,900	-	-
Total trading securities sold, not yet purchased	$43,446	$27,111	$16,335	$-

Other investments, sold not yet purchased:
Equity securities	$2,123	$-	$2,123	$-
Share forward liabilities	596	-	596	-
Total other investments sold, not yet purchased	$2,719	$-	$2,719	$-

(1)

As a practical expedient, the Company uses NAV (or its equivalent) to measure the fair value of its investments in the U.S. Insurance JV and the CREO JV. The U.S. Insurance JV invests in U.S. Dollar ("USD") denominated debt issued by small insurance and reinsurance companies.  The CREO JV invests primarily in multi-family commercial real estate mortgage-backed loans. According to ASC 820, these investments are not categorized within the valuation hierarchy.

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

(1)

As a practical expedient, the Company uses NAV (or its equivalent) to measure the fair value of its investments in the U.S. Insurance JV and the CREO JV. The U.S. Insurance JV invests in USD denominated debt issued by small insurance and reinsurance companies. The CREO JV invests primarily in multi-family commercial real estate mortgage-backed loans.  According to ASC 820, these investments are not categorized within the valuation hierarchy.

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

Interests in SPVs: The Company values these instruments using a model.  The model first determines the value of the SPV's financial instruments and then determines what portion of that fair value is allocable to the Company’s interest in the SPV.  If appropriate, the Company determines the fair value of the financial instruments held by the SPV using a model, which may include a Monte Carlo simulation.  The main inputs are the counterparty’s share price, volatility, risk-free rate of return, and risk-based cash flow discount rates.  The inputs to this model are observable so the Company classifies these securities within level 2 of the hierarchy.

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

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not be settled in the regular timeframe, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as a derivative (as either a purchase commitment or sale commitment). The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price.  The Company will determine the fair value of the financial instrument using the methodologies described above.

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

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which were measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023.

	Fair Value September 30, 2024	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (a)	$4,778	$11,543	N/A	N/A
U.S. Insurance JV (b)	2,864	N/A	N/A	N/A
	$7,642

	Fair Value December 31, 2023	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (a)	$4,783	$11,150	N/A	N/A
U.S. Insurance JV (b)	3,107	N/A	N/A	N/A
	$7,890

N/A	Not Applicable
(a)	The CREO JV invests primarily in multi-family commercial real estate mortgage-backed loans.
(b)	The U.S. Insurance JV invests in USD denominated debt issued by small and medium size insurance and reinsurance companies.

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

Equity Derivatives

A significant portion of the Company’s equity holdings are carried at fair value.  From time to time, the Company hedges a portion of this exposure by entering into equity derivatives such as puts and short call options.  These derivative positions are held at fair value as a component of other investments, at fair value and other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of  September 30, 2024 and December 31, 2023, the Company had no options. From time to time, the Company may also enter into forward purchase commitments for equity securities.

In addition, the Company may engage in advisory transactions that result in a receivable that can be paid in cash or a variable number of equity instruments.  In such instances, the Company would record the receivable as a component of other assets in its consolidated balance sheets and record the equity component as an embedded derivative.  All equity derivatives are carried at fair value as a component of other investments, at fair value or other investments sold, not yet purchased in the Company’s consolidated balance sheets. As of  September 30, 2024 and December 31, 2023, the Company had equity derivatives included in other investments, at fair value of $72 and $1,447, respectively.

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

In addition to TBAs and other forward agency MBS contracts as part of the Company’s broker-dealer operations, the Company may, from time to time, enter into other securities or loan trades that do not settle within the normal securities settlement period. In those cases, the purchase or sale of the security or loan is not recorded until the settlement date.  However, from the trade date until the settlement date, the Company’s interest in the security is accounted for as a derivative as either a forward purchase commitment or forward sale commitment.  The Company will classify the related derivative either within investments-trading or other investments, at fair value, depending on where it intends to classify the investment once the trade settles.

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

The Company carries TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At September 30, 2024, the Company had open TBAs and other forward MBS purchase agreements in the notional amount of $1,143,600 and open TBAs and other forward MBS sale agreements in the notional amount of $1,165,260. At December 31, 2023, the Company had open TBAs and other forward agency MBS purchase agreements in the notional amount of $592,000 and open TBAs and other forward agency MBS sale agreements in the notional amount of $618,425.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not be settled in the regular timeframe, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, which are both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. As of  September 30, 2024 and  December 31, 2023, the Company had no open forward purchase or sales commitments.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of September 30, 2024 and December 31, 2023, the Company had no outstanding foreign currency forward contracts.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of September 30, 2024 and December 31, 2023.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	September 30, 2024	December 31, 2023
TBAs and other forward agency MBS	Investments-trading	$3,114	$7,470
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(1,745)	(6,719)
Equity derivatives	Other investments, at fair value	72	1,447
Share forward liabilities	Other investments sold, not yet purchased, at fair value	(596)	(24,645)
		$845	$(22,447)

The following tables present the Company’s derivative financial instruments, and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION

(Dollars in Thousands)

		Three Months Ended September 30,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2024	2023
TBAs and other forward agency MBS	Revenue-net trading	$421	$2,141
Equity derivatives	Principal transactions and other income (loss)	(804)	744
Share forward liabilities	Principal transactions and other income (loss)	6,414	25,232
		$6,031	$28,117

		Nine Months Ended September 30,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2024	2023
TBAs and other forward agency MBS	Revenue-net trading	$3,024	$4,063
Equity derivatives	Principal transactions and other income (loss)	(1,447)	1,266
Share forward liabilities	Principal transactions and other income (loss)	22,746	48,271
		$24,323	$53,600

The share forward liabilities offset certain long positions included as a component of other investments, at fair value.  The offsetting long positions had income / (loss) of ($20,038) and ($32,229) for the nine months ended September 30, 2024 and 2023, respectively.

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

Upon acquiring these interests, the Company enters into an SFA derivative arrangement with the SFA Counterparty. In cases where the Company acquires its interests in the SFA Counterparty through open-market purchases, the SFA generally requires an up-front payment to the Company from the SFA Counterparty. The amount of this payment equals the cost paid by the Company for those interests, less a shortfall amount in certain cases. To fund the shortfall portion of the initial investment, the Company will utilize available cash on hand or available financing.

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

The following table shows the carrying value of the assets and liabilities of SFA transactions as of the reporting period dates.

SHARE FORWARD ARRANGEMENTS

(Dollars in Thousands)

	September 30, 2024	December 31, 2023
Equity securities	$1,452	$26,079
Equity derivatives	-	1,447
Fair value receivables	-	6,278
Share forward liabilities	(596)	(24,645)
Net fair value of share forward arrangements	$856	$9,159

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

Bankruptcy of Gestation Repo Counterparty

As of June 30, 2022, the Company had an outstanding reverse repo balance with First Guaranty Mortgage Corporation (“FGMC”) totaling $269,228. Effective June 30, 2022, FGMC filed for bankruptcy. Subsequent to June 30, 2022, the Company issued a default notice to FGMC under the reverse repo. The Company took possession of the collateral and began liquidating it. As of  September 30, 2024 and December 31, 2023, the Company had liquidated all of the collateral with the exception of $0 and $3,113, respectively, of residential mortgage loans. These loans were carried at fair value and were included in investments-trading in the consolidated balance sheets. During the nine months ended September 30, 2024 and 2023, the Company recorded a gain of $4 and a loss of ($1,787), respectively, which are included as a component of net trading revenue and are related to the change in the fair value of the remaining collateral.

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

Repo Information

As of  September 30, 2024 and December 31, 2023, the Company held reverse repos of $543,783 and $408,408, respectively, and the fair value of collateral received under reverse repos was $550,846 and $415,057, respectively.

As of  September 30, 2024 and December 31, 2023, the Company held repos of $545,993 and $408,203, respectively, and the fair value of securities and cash pledged as collateral under repos was $550,846 and $415,057, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

Concentration

In the gestation repo business, the demand for borrowed funds is generated by the reverse repo counterparty and the supply of funds is provided by the repo counterparty.

The gestation repo business has been and continues to be concentrated with respect to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of September 30, 2024 and December 31, 2023, the Company’s gestation reverse repos shown in the tables below represented balances from 7 and 7 counterparties, respectively. The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its gestation repo business (net interest margin and fee revenue) was $3,843 and $10,992 for the three and nine months ended September 30, 2024, respectively. The total net revenue earned by the Company on its gestation repo business was $4,060 and $12,456 for the three and nine months ended September 30, 2023, respectively.

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

SECURED BORROWINGS

(Dollars in Thousands)

September 30, 2024

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$543,613	$-	$-	$543,613
SBA loans	2,380	-	-	-	2,380
	$2,380	$543,613	$-	$-	$545,993

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$543,783	$-	$-	$543,783
	$-	$543,783	$-	$-	$543,783

The weighted average interest rate of the repurchase agreements outstanding as of September 30, 2024 was 5.85%.  The weighted average interest rate of the reverse repurchase agreements outstanding as of September 30, 2024 was 6.45%.

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

The following table summarizes the activity and earnings in the Company’s investments that are accounted for under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Dutch Real Estate Entities	SPAC Sponsor Entities and Other	Total
January 1, 2024	$5,864	$8,377	$14,241
Investments / advances	-	193	193
Distributions / repayments	-	(978)	(978)
Reclasses to (from)	-	(9,669)	(9,669)
Earnings / (loss) recognized	(344)	22,710	22,366
September 30, 2024	$5,520	$20,633	$26,153

	Dutch Real Estate Entities	SPAC Sponsor Entities and Other	Total
January 1, 2023	$5,530	$3,399	$8,929
Investments / advances	-	1,806	1,806
Distributions / repayments	-	(5)	(5)
Reclasses to (from)	-	(362)	(362)
Earnings / (loss) recognized	72	(1,680)	(1,608)
September 30, 2023	$5,602	$3,158	$8,760

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

As of  September 30, 2024, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 4.9 years.  The weighted average discount rate for the leases was 4.95%.

Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES

(Dollars in Thousands)

September 30, 2024
2024 - remaining	$502
2025	1,930
2026	1,674
2027	1,695
2028	1,708
Thereafter	1,304
Total	8,813
Less imputed interest	(1,037)
Lease obligation	$7,776

During the nine months ended September 30, 2024 and 2023, total cash payments of $1,693 and $2,017, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets.

For the three and nine months ended September 30, 2024, rent expense, net of sublease income of $22 and $68, respectively, was $687 and $1,969, respectively.  For the three and nine months ended September 30, 2023, rent expense, net of sublease income of $23 and $71, respectively, was $638 and $1,902, respectively.

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

13. OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other receivables consisted of the following.

OTHER RECEIVABLES

(Dollars in Thousands)

	September 30, 2024	December 31, 2023
Asset management fees receivable	$2,157	$1,085
New issue fee receivable	5,703	1,181
Accrued interest and dividend receivable	892	1,689
Revenue share receivable	998	321
Agency repo income receivable	447	391
Miscellaneous other receivables	882	706
Other receivables	$11,079	$5,373

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

Other assets consisted of the following.

OTHER ASSETS

(Dollars in Thousands)

	September 30, 2024	December 31, 2023
Prepaid expenses	$1,860	$1,328
Prepaid taxes	-	235
Deposits	740	730
Furniture, equipment, and leasehold improvements, net	1,678	1,282
Intangible assets	166	166
Other assets	$4,444	$3,741

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

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES

(Dollars in Thousands)

	September 30, 2024	December 31, 2023
Accounts payable	$626	$1,180
Redeemable financial instruments accrued interest	-	90
Accrued income tax	488	-
Accrued interest payable	579	474
Accrued interest on securities sold, not yet purchased	432	725
Payroll taxes payable	2,232	2,118
Accrued expense and other liabilities	3,117	3,528
Accounts payable and other liabilities	$7,474	$8,115

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

CARRYING VALUE OF CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$221	$27
Due from broker	6,296	461
Other receivables	19	0
Other investments, at fair value	8,411	34,129
Investment in equity method affiliates	15,125	2,638
Other investments sold, not yet purchased, at fair value	(2,565)	(24,396)
Non-controlling interest	(14,480)	(9,604)
Investment in consolidated VIEs	$13,027	$3,255

The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in consolidated VIEs shown in the table above, plus the Company has to fund additional working capital to the equity method investees of certain of the consolidated VIEs.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value in the consolidated balance sheets, are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  September 30, 2024 and December 31, 2023, there were $11,543 and $11,150, respectively, of unfunded commitments to VIEs in which the Company had invested.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three and nine months ended September 30, 2024 and 2023 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2024 and December 31, 2023.  See the table below.

For each investment management contract entered into by the Company, the Company assesses whether the entity being managed is a VIE and if the Company is the primary beneficiary.  Certain of the Investment Vehicles managed by the Company are VIEs.  Under the current guidance of ASU 2015-12, the Company has concluded that its asset management contracts are not variable interests.  Currently, the Company has no other interests in the entities it manages that are considered variable interests and are considered significant.  Therefore, the Company is not the primary beneficiary of any VIEs that it manages.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 16) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at September 30, 2024 and December 31, 2023.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	September 30, 2024	December 31, 2023
Other investments, at fair value	$8,103	$20,499
Investments in equity method affiliates	20,633	5,739
Maximum exposure	$28,736	$26,238

15. REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following.

REDEEMABLE FINANCIAL INSTRUMENTS

(Dollars in Thousands)

	September 30, 2024	December 31, 2023
JKD Investor	$-	$7,868
	$-	$7,868

On October 3, 2016, the Operating LLC entered into an investment agreement (the “JKD Investment Agreement”), by and between the Operating LLC and JKD Investor, pursuant to which JKD Investor agreed to invest up to $12,000 in the Operating LLC (the “JKD Investment”), $6,000 of which was invested upon the execution of the JKD Investment Agreement, an additional $1,000 was invested in January 2017, and an additional $1,268 was invested in January 2019. The JKD Investor is owned by Jack J. DiMaio, the vice chairman of the board of directors, and his spouse. The JKD Investment Agreement was amended on March 6, 2019 and again on February 13, 2023.

In exchange for the JKD Investment, the Operating LLC agreed to pay to JKD Investor during the term of the JKD Investment Agreement an amount (“JKD Investment Return”) equal to 50% of the difference between (i) the revenues generated during a quarter by the activities of the Institutional Corporate Trading Business of JVB (as defined in the JKD Investment Agreement, as amended) and (ii) certain expenses incurred by such Institutional Corporate Trading Business. This JKD Investment Return was recorded monthly as interest expense or (interest income) with the related accrued interest recorded in accounts payable and other accrued liabilities. If the return was negative in an individual quarter, it would reduce the balance of the JKD Investment.  Payments on the JKD Investment Return were made on a quarterly basis.

Pursuant to the JKD Investment Agreement, upon the termination of the JKD Investment Agreement, as amended, the Operating LLC would pay to the JKD Investor an amount equal to the Investment Balance (as such term is defined in the JKD Investment Agreement, as amended) as of the day prior to such termination.

Effective September 1, 2024, the Operating LLC and the JKD Investor entered into the Redemption Agreement, pursuant to which the JKD Investment Agreement was redeemed and terminated in its entirety. As of September 1, 2024, the JKD Investment balance under the JKD Investment Agreement was $7,719.

Pursuant to the terms and conditions of the Redemption Agreement, the Operating LLC (i) paid to JKD Investor $2,573 of the outstanding amount in cash, and (ii) the Company issued to JKD Investor a senior promissory note (the “2024 Note”) in the aggregate principal amount of $5,146 representing the remaining balance of the JKD Investment.

The Redemption Agreement contains customary representations and warranties on the part of each of the Operating LLC and JKD Investor.

See Note 4 for additional information regarding the Redemption Agreement and 2024 Note.

16. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT

(Dollars in Thousands)

	As of	As of	Interest
Description	September 30, 2024	December 31, 2023	Rate Terms	Interest (2)	Maturity
Non-convertible debt:
12.00% senior note (the "2024 Note")	$5,146	$-	Fixed	12.00%	August 2026
12.00% senior note (the "2020 Note")	4,500	4,500	Fixed	12.00%	January 2026

Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	9.52%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	9.02%	March 2035
Less unamortized discount	(22,920)	(22,909)
	25,205	25,216

Byline Credit Facility	-	-	Variable	NA	June 2025
Total	$34,851	$29,716

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of September 30, 2024 on a combined basis was 21.05% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

The 2024 Note

On September 1, 2024, pursuant to the Redemption Agreement, the Operating LLC issued to JKD Investor the 2024 Note, which evidences the Operating LLC’s obligation to repay to the JKD Investor the original principal amount of $5,146. Pursuant to the 2024 Note, the unpaid principal amount and all accrued but unpaid interest thereunder will be due and payable as follows: (i) $2,573 of the principal amount will be due and payable on August 31, 2025, and (ii) $2,573 will be due and payable on August 31, 2026.

The 2024 Note accrues interest on the unpaid principal amount from September 1, 2024 until maturity at a rate equal to 12% per year. Interest on the 2024 Note is payable in cash quarterly on each January 1, April 1, July 1, and October 1, commencing on October 1, 2024. Under the 2024 Note, upon the occurrence or existence of any “Event of Default” thereunder, the outstanding principal amount is (or in certain instances, at the option of the holder thereof, may be) immediately accelerated. Further, upon the occurrence of any “Event of Default” under the 2024 Note and for so long as such Event of Default continues, all principal, interest and other amounts payable under the 2024 Note will bear interest at a rate equal to 13% per year.

The 2024 Note may not be prepaid in whole or in part prior to January 31, 2025. The 2024 Note may, with at least 31 days’ prior written notice from the Operating LLC to the holder thereof, be prepaid in whole or in part at any time following January 31, 2025 without the prior written consent of the holder and without penalty or premium.

The 2024 Note and the payment of all principal, interest and any other amounts payable thereunder are senior obligations of the Operating LLC and will be senior to any Indebtedness (as defined in the 2024 Note) of the Operating LLC outstanding as of and issued following September 1, 2024. Pursuant to the 2024 Note, following September 1, 2024, the Operating LLC  may not incur any Indebtedness that is a senior obligation to the 2024 Note. See notes 4 and 15.

The 2020 Note

On January 5, 2024, the Operating LLC and JKD Investor entered into an amendment to the 2020 Note, pursuant to which the 2020 Note was amended to (a) extend (i) the maturity date thereof from January 31, 2024 to January 31, 2026, (ii) the date following which the 2020 Note may be redeemed by JKD Investor from January 31, 2023 to January 31, 2025, and (iii) the date following which the 2020 Note may be prepaid by the Operating LLC from January 31, 2023 to January 31, 2025; and (b) increase the interest rate payable under the 2020 Note from 10% per annum to 12% per annum effective as of January 31, 2024.

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

The junior subordinated notes are payable to two special purpose trusts:

1.

Alesco Capital Trust I: $28,995 in aggregate principal amount issued in June 2007. The notes mature on July 30, 2037 and may be called by the Company at any time. While LIBOR was still being published, the notes accrued interest payable quarterly at a floating interest rate equal to 90-day LIBOR plus 400 basis points per annum. LIBOR ceased being published effective June 30, 2023. Subsequent to LIBOR no longer being published, the notes accrue interest at the 90-day standard overnight financing rate plus a tenor spread adjustment of 0.26161% (“Term SOFR”) plus 400 basis points per annum. All principal is due at maturity. Alesco Capital Trust I simultaneously issued 870 shares of Alesco Capital Trust I’s common securities to the Company for a purchase price of $870, which constitutes all of the issued and outstanding common securities of Alesco Capital Trust I.

2.

Sunset Financial Statutory Trust I (“Sunset Financial Trust”): $20,619 in aggregate principal amount issued in March 2005. The notes mature on March 30, 2035. While LIBOR was still being published, the notes accrued interest payable quarterly at a floating rate of interest of 90-day LIBOR plus 415 basis points. LIBOR ceased being published effective June 30, 2023. Subsequent to LIBOR no longer being published, the notes accrue interest at Term SOFR plus 415 basis points per annum. All principal is due at maturity. Sunset Financial Trust simultaneously issued 619 shares of Sunset Financial Trust’s common securities to the Company for a purchase price of $619, which constitutes all of the issued and outstanding common securities of Sunset Financial Trust.

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

Byline Credit Facility

On October 28, 2020, the Company entered into an unsecured line of credit with Byline Bank, as lender, and JVB, as borrower (the "Byline Credit Facility"). From October 28, 2020 to June 2024, the Company and Byline Bank entered into several amendments that changed certain terms of the Byline Credit Facility such as: (i) interest rate; (ii) total line of credit; (iii) financial covenants; and (iv) maturity dates. During that period, the Company complied with all financial covenants and all payment terms of the Byline Credit Facility and there were no defaults or events of default thereunder during the period.

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

The Company is subject to the following financial covenants in the Byline Credit Facility. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all of the following financial covenants.

1. JVB's tangible net worth as defined must exceed $70,000;

2. JVB's excess net capital as defined in Rule 15c3-1 of the Exchange Act must exceed $40,000; and

3. The total amount drawn on the facility must not exceed 25% of JVB's tangible net worth as defined.

As of  September 30, 2024 and December 31, 2023, no amounts were outstanding under the Byline Credit Facility, and the Company was in compliance with all financial covenants thereunder.

Interest Expense, net

INTEREST EXPENSE

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Junior subordinated notes	1,199	$1,402	$3,532	$3,887
2020/2024 Notes	187	114	449	337
Byline Credit Facility	19	59	57	282
Redeemable financial instrument - JKD Investor	(149)	110	309	401
	$1,256	$1,685	$4,347	$4,907

17. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the nine months ended September 30, 2024 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2023	1,526,256
Issuance of shares	13,500
Units exchanged into shares	7,209
Vesting of shares	110,091
Shares withheld for employee taxes and retired	(26,195)
September 30, 2024	1,630,861

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every ten shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock issued and outstanding as of September 30, 2024. For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the Company’s board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $0.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible Preferred Stock (“Series F Preferred Stock”).  Pursuant to the Securities Purchase Agreement, dated December 30, 2019, by and among the Company, the Operating LLC, Daniel G. Cohen, and the DGC Trust, the Company issued 12,549,273 Series F Preferred Stock to Daniel G. Cohen and 9,880,268 Series F Preferred Stock to the DGC Trust. The Series F Preferred Stock has substantially the same rights as the Series E Preferred Stock.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock, or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote together as a single class on all matters with respect to which a vote of the stockholders of the Company is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to one vote for every ten shares of Series F Preferred Stock on each matter submitted to the holders for their vote.  As of  September 30, 2024, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Cash Dividends

On each of March 6, 2024,  May 6, 2024, and August 5, 2024, the Company's board of directors declared a quarterly cash dividend of $0.25 per share on its Common Stock.  The dividends were paid on April 5, 2024, June 5, 2024, and September 5, 2024, respectively, to stockholders of record on March 22, 2024,  May 20, 2024, and August 22, 2024, respectively. Pro rata distributions were made to the other members of the Operating LLC upon payment of dividends to the Company's stockholders. On November 4, 2024, the Company's board of directors declared a quarterly cash dividend of $0.25 per share on its Common Stock. The dividends are payable on December 5, 2024 to shareholders of record as of November 20, 2024.

During the nine months ended September 30, 2024, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the number of units received (net of surrenders) by Cohen & Company Inc.

Nine Months Ended
September 30, 2024
Issuance of shares	135,000
Units exchanged into shares	72,088
Issuance as equity-based compensation	838,960
Total	1,046,048

The Company recognized a net increase in additional paid in capital of $645 and a net decrease in AOCI of $14 with an offsetting decrease in non-controlling interest of $631 in connection with the acquisition and surrender of additional units of the Operating LLC during the nine months ended September 30, 2024. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
Net income / (loss) attributable to Cohen & Company Inc.	$1,824	$(9,661)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc. paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	645	612
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$2,469	$(9,049)

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

During the three and nine months ended September 30, 2024, the Company sold 0 and 13,500 shares of Common Stock, respectively, in the open market pursuant to the Equity Agreement for a total net sale price of $0 and $154, respectively.

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

ROLLFORWARD OF NON-CONTROLLING INTERESTS

(Dollars in Thousands)

	Operating LLC	Other Consolidated Subsidiaries	Total
December 31, 2023	$40,510	$9,605	$50,115
Non-controlling interest share of income (loss)	4,631	8,609	13,240
Other comprehensive (loss)	26	-	26
Acquisition / (surrender) of additional units of consolidated subsidiary	(631)	-	(631)
Equity-based compensation	2,472	-	2,472
Shares withheld for employee taxes	(135)	-	(135)
Distributions to convertible non-controlling interest of Cohen & Company Inc.	(3,837)	-	(3,837)
Redemption of convertible non-controlling interest units	(659)	-	(659)
Non-convertible non-controlling interest distributions	-	(3,732)	(3,732)
September 30, 2024	$42,377	$14,482	$56,859

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

Partial redemption of convertible non-controlling interests

On February 1, 2024, Daniel G. Cohen, the Company’s executive chairman, in accordance with the Operating LLC operating agreement, redeemed 443,474 LLC Units for which the Company paid to Mr. Cohen an aggregate of $315, or $0.711 per LLC Unit. The LLC Units were redeemed by Mr. Cohen in order to fund certain tax liabilities incurred by Mr. Cohen in connection with the vesting, on January 31, 2024, of 940,669 restricted LLC Units that had been previously granted to Mr. Cohen under the 2020 Long-Term Incentive Plan. On February 1, 2023, Daniel G. Cohen, in accordance with the Operating LLC operating agreement, redeemed 479,380 LLC Units for which the Company paid to Mr. Cohen an aggregate of $421, or $0.878 per LLC Unit. The LLC Units were redeemed by Mr. Cohen in order to fund certain tax liabilities incurred by Mr. Cohen in connection with the vesting, on January 31, 2023, of 967,830 restricted LLC Units that had been previously granted to Mr. Cohen under the 2020 Long-Term Incentive Plan.

On February 1, 2024, Lester Brafman, the Company’s chief executive officer, in accordance with the Operating LLC operating agreement, redeemed 483,301 LLC Units for which the Company paid to Mr. Brafman an aggregate of $344, or $0.711 per LLC Unit. The LLC Units were redeemed by Mr. Brafman in order to fund certain tax liabilities incurred by Mr. Brafman in connection with the vesting, on January 31, 2024, of 540,633 restricted LLC Units and 40,000 restricted shares of the Company’s Common Stock, all of which had been previously granted to Mr. Brafman under the 2020 Long-Term Incentive Plan.  On February 1, 2023, Lester Brafman, in accordance with the Operating LLC operating agreement, redeemed 470,330 LLC Units for which the Company paid to Mr. Brafman an aggregate of $413, or $0.878 per LLC Unit. The LLC Units were redeemed by Mr. Brafman in order to fund certain tax liabilities incurred by Mr. Brafman in connection with the vesting, on January 31, 2023, of 470,330 restricted LLC Units and 49,750 restricted shares of the Company’s Common Stock, all of which had been previously granted to Mr. Brafman under the 2020 Long-Term Incentive Plan.

18. INCOME TAXES

Cohen & Company Inc. is treated as a “C” corporation for United States federal income tax purposes. A U.S. "C" corporation is subject to a federal tax rate of 21%.  The Company's effective tax rate is significantly different than this rate for the following reasons.

1. Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the nine months ended September 30, 2024, Cohen & Company Inc. owned 28.4% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  The remaining 71.6% that is allocated to the non-controlling members of the Operating LLC is subject to taxation on such members' tax returns.

2. The Operating LLC itself consolidates certain pass-through entities.  Therefore, the income/(loss) of these entities is included in the Company's consolidated results but no tax expense/(benefit) related to the unowned portion is included.

3 There are state, local, and foreign taxes to which the Operating LLC or its subsidiaries are subject to, which are included in the effective tax rate.

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

The following table presents the components on the Company's consolidated provision for income tax for the periods presented.

	For the Nine Months Ended September 30,
	2024	2023	Change
Current	$540	$180	$(360)
Deferred	(105)	5,199	5,304
Total	$435	$5,379	$4,944

19. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.  As of September 30, 2024, JVB's minimum required net capital was $250, and actual net capital was $51,106, which exceeded the minimum requirements by $50,856.  CCFESA, a subsidiary of the Company, is regulated by the ACPR in France. CCFESA is subject to certain regulatory capital requirements in accordance with Articles L.533-2 et seq. of the French Financial and Monetary Code, implementing the new framework set out in the Investment Firm Regulation ("IFR") and the Investment Firm Directive ("IFD").  As of  September 30, 2024, the total minimum required net liquid capital was $692 and actual net liquid capital in CCFESA was $2,273, which exceeded the minimum requirement by $1,581.

20. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE

(Dollars in Thousands, except share or per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income / (loss) attributable to Cohen & Company Inc.	$2,150	$(423)	$1,824	$(9,661)
Add: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc. (1)	5,446	(7,249)	4,631	-
Add / (deduct): Adjustment (2)	(17)	6,114	(30)	-
Net income / (loss) on a fully converted basis	$7,579	$(1,558)	$6,425	$(9,661)

Weighted average common shares outstanding - Basic	1,630,861	1,521,856	1,609,384	1,510,498
Unrestricted LLC Units exchangeable into Cohen & Company Inc. shares (1)	4,062,497	4,014,250	4,060,126	-
Restricted units or shares	97,498	-	57,627	-
Weighted average common shares outstanding - Diluted (3)	5,790,856	5,536,106	5,727,137	1,510,498

Net income / (loss) per common share - Basic	$1.32	$(0.28)	$1.13	$(6.40)

Net income / (loss) per common share - Diluted	$1.31	$(0.28)	$1.12	$(6.40)

(1)

The units of membership interests in the Operating LLC (“LLC Units”) not held by Cohen & Company Inc. (that is, those held by the non-controlling interest) may be redeemed and exchanged into shares of the Company on a ten-for-one basis. The LLC Units not held by Cohen & Company Inc. are redeemable, at the member’s option at any time, for (i) cash in an amount equal to the average of the per share closing prices of the Common Stock for the ten consecutive trading days immediately preceding the date the Company receives the member’s redemption notice, or (ii) at the Company’s option, one tenth of a share of the Common Stock, subject, in each case, to appropriate adjustment upon the occurrence of an issuance of additional shares of the Common Stock as a dividend or other distribution on the outstanding Common Stock, or a further subdivision or combination of the outstanding shares of the Common Stock. These LLC Units are not included in the computation of basic earnings per share.  These LLC Units enter into the computation of diluted net income (loss) per common share when the effect is not anti-dilutive using the if-converted method.

(2)	An adjustment is included because the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable, if the LLC Units had been converted at the beginning of the period.
(3)	Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unrestricted LLC Units exchangeable into Cohen & Company Inc. shares	-	-	-	4,008,822
Restricted Common Stock	-	6,390	-	7,153
Restricted LLC Units	-	2,758	-	1,765
	-	9,148	-	4,017,740

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

SEGMENT INFORMATION

Statement of Operations Information

Nine Months Ended September 30, 2024

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$27,462	$-	$-	$27,462	$-	$27,462
Asset management	-	6,942	-	6,942	-	6,942
New issue and advisory	53,347	-	-	53,347	-	53,347
Principal transactions and other income	-	2,565	(29,259)	(26,694)	-	(26,694)
Total revenues	80,809	9,507	(29,259)	61,057	-	61,057
Compensation	32,255	4,700	1,341	38,296	5,157	43,453
Other Operating Expense	12,877	1,702	667	15,246	4,878	20,124
Total operating expenses	45,132	6,402	2,008	53,542	10,035	63,577
Operating income (loss)	35,677	3,105	(31,267)	7,515	(10,035)	(2,520)
Interest income (expense)	(57)	-	-	(57)	(4,290)	(4,347)
Income (loss) from equity method affiliates	-	-	22,366	22,366	-	22,366
Income (loss) before income taxes	35,620	3,105	(8,901)	29,824	(14,325)	15,499
Income tax expense (benefit)	-	-	-	-	435	435
Net income (loss)	35,620	3,105	(8,901)	29,824	(14,760)	15,064
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	8,609	8,609	-	8,609
Enterprise net income (loss)	35,620	3,105	(17,510)	21,215	(14,760)	6,455
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	4,631	4,631
Net income (loss) attributable to Cohen & Company Inc.	$35,620	$3,105	$(17,510)	$21,215	$(19,391)	$1,824

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$4	$-	$4	$389	$393

SEGMENT INFORMATION

Statement of Operations Information

Nine Months Ended September 30, 2023

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$23,117	$-	$-	$23,117	$-	$23,117
Asset management	-	5,418	-	5,418	-	5,418
New issue and advisory	9,542	-	-	9,542	-	9,542
Principal transactions and other income	-	769	9,671	10,440	-	10,440
Total revenues	32,659	6,187	9,671	48,517	-	48,517
Compensation	22,446	4,184	1,033	27,663	8,094	35,757
Other Operating Expense	10,964	1,711	906	13,581	3,767	17,348
Total operating expenses	33,410	5,895	1,939	41,244	11,861	53,105
Operating income (loss)	(751)	292	7,732	7,273	(11,861)	(4,588)
Interest (expense) income	(282)	-	-	(282)	(4,625)	(4,907)
Income (loss) from equity method affiliates	-	-	(1,608)	(1,608)	-	(1,608)
Income (loss) before income taxes	(1,033)	292	6,124	5,383	(16,486)	(11,103)
Income tax expense (benefit)	-	-	-	-	5,379	5,379
Net income (loss)	(1,033)	292	6,124	5,383	(21,865)	(16,482)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	17	8,519	8,536	-	8,536
Enterprise net income (loss)	(1,033)	275	(2,395)	(3,153)	(21,865)	(25,018)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(15,357)	(15,357)
Net income (loss) attributable to Cohen & Company Inc.	$(1,033)	$275	$(2,395)	$(3,153)	$(6,508)	$(9,661)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$4	$-	$4	$429	$433

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended September 30, 2024

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$8,816	$-	$-	$8,816	$-	$8,816
Asset management	-	2,147	-	2,147	-	2,147
New issue and advisory	22,459	-	-	22,459	-	22,459
Principal transactions and other income	-	1,077	(2,804)	(1,727)	-	(1,727)
Total revenues	31,275	3,224	(2,804)	31,695	-	31,695
Compensation	11,878	1,833	379	14,090	3,825	17,915
Other Operating Expense	4,760	491	145	5,396	1,162	6,558
Total operating expenses	16,638	2,324	524	19,486	4,987	24,473
Operating income (loss)	14,637	900	(3,328)	12,209	(4,987)	7,222
Interest income (expense)	(19)	-	-	(19)	(1,237)	(1,256)
Income (loss) from equity method affiliates	-	-	(683)	(683)	-	(683)
Income (loss) before income taxes	14,618	900	(4,011)	11,507	(6,224)	5,283
Income tax expense (benefit)	-	-	-	-	142	142
Net income (loss)	14,618	900	(4,011)	11,507	(6,366)	5,141
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	1	(2,456)	(2,455)	-	(2,455)
Enterprise net income (loss)	14,618	899	(1,555)	13,962	(6,366)	7,596
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	5,446	5,446
Net income (loss) attributable to Cohen & Company Inc.	$14,618	$899	$(1,555)	$13,962	$(11,812)	$2,150

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$3	$-	$3	$141	$144

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended September 30, 2023

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$7,491	$-	$-	$7,491	$-	$7,491
Asset management	-	1,788	-	1,788	-	1,788
New issue and advisory	7,247	-	-	7,247	-	7,247
Principal transactions and other income	-	297	298	595	-	595
Total revenues	14,738	2,085	298	17,121	-	17,121
Compensation	8,831	1,572	333	10,736	4,483	15,219
Other Operating Expense	3,696	494	567	4,757	1,249	6,006
Total operating expenses	12,527	2,066	900	15,493	5,732	21,225
Operating income (loss)	2,211	19	(602)	1,628	(5,732)	(4,104)
Interest (expense) income	(60)	-	-	(60)	(1,625)	(1,685)
Income (loss) from equity method affiliates	-	-	(702)	(702)	-	(702)
Income (loss) before income taxes	2,151	19	(1,304)	866	(7,357)	(6,491)
Income tax expense (benefit)	-	-	-	-	(755)	(755)
Net income (loss)	2,151	19	(1,304)	866	(6,602)	(5,736)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	1	1,935	1,936	-	1,936
Enterprise net income (loss)	2,151	18	(3,239)	(1,070)	(6,602)	(7,672)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(7,249)	(7,249)
Net income (loss) attributable to Cohen & Company Inc.	$2,151	$18	$(3,239)	$(1,070)	$647	$(423)

Other statement of operations data
Depreciation and amortization (included in total operating expense)	$-	$1	$-	$1	$139	$140

BALANCE SHEET DATA

As of September 30, 2024

(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$718,924	$6,580	$72,450	$797,954	$20,057	$818,011

Included within total assets:
Investments in equity method affiliates	$-	$-	$26,153	$26,153	$-	$26,153
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA

December 31, 2023

(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$665,597	$5,633	$86,946	$758,176	$14,585	$772,761

Included within total assets:
Investments in equity method affiliates	$-	$-	$14,241	$14,241	$-	$14,241
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

(1)

Unallocated assets primarily include: (i) amounts due from related parties; (ii) furniture and equipment, net; and (iii) other assets that are not considered necessary for an understanding of business segment assets. Such amounts are excluded in the business segment reporting to the chief operating decision maker.

(2)	Goodwill and intangible assets are allocated to the Capital Markets and Asset Management business segments as indicated in the tables above.

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States and (2) Europe.  Total revenues by geographic area are summarized as follows.

GEOGRAPHIC DATA

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Revenues:
United States	$29,285	$14,816	$55,603	$44,168
Europe	2,410	2,305	5,454	4,349
Total	$31,695	$17,121	$61,057	$48,517

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

Interest paid by the Company on its debt and redeemable financial instruments was  $4,633 and  $4,139 for the  nine months ended September 30, 2024 and 2023, respectively.

The Company paid income taxes of $60 and $433 for the nine months ended September 30, 2024 and 2023, respectively. The Company received income tax refunds of $240 and $0 for the nine months ended September 30, 2024 and 2023, respectively.

For the nine months ended September 30, 2024, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net received units of membership interest in the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $645, a net decrease in AOCI of $14, and a decrease in non-controlling interest of $631. See note 17.

●	The Company recorded a decrease in equity method affiliates of $9,669 and an increase in other investments, at fair value of $12,530 and an increase of $2,861 in other investments, sold not purchased, resulting from an in-kind distribution from equity method affiliates.
●	In connection with the Redemption Agreement, the Company recorded a reduction in the redeemable financial instrument of $5,146, and a corresponding increase of $5,146 in debt resulting from the issuance of the 2024 Note.

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

24. RELATED PARTY TRANSACTIONS

Certain terms in this footnote are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  The Company has identified the following related party transactions for the nine months ended September 30, 2024 and 2023. The transactions are listed by the related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. JKD Investor

The JKD Investor is an entity owned by Jack J. DiMaio, the vice chairman of the board of directors and vice chairman of the Operating LLC’s board of managers, and his spouse.  On October 3, 2016, the Operating LLC and JKD Investor entered into the JKD Investment Agreement. The interest expense incurred relating to the JKD Investment Agreement is disclosed in the table below. See notes 4 and 15.

Effective September 1, 2024, JKD Investor and the Operating LLC entered into the Redemption Agreement which terminated the JKD Investment Agreement in its entirety and resulted in the full redemption of the redeemable financial instrument. Pursuant to the Redemption Agreement, the Company issued to JKD Investor the 2024 Note in the principal amount of $5,146. The interest incurred on the 2024 Note is disclosed in the table below. See notes 4 and 16.

On January 31, 2020, JKD Investor purchased $2,250 of the 2020 Notes. On January 31, 2022, the Operating LLC and JKD Investor entered into the 2022 Note Purchase Agreement, pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor the 2020 Note in the aggregate principal amount of $4,500. See note 16. The Company incurred interest expense on this debt, which is disclosed in the table below.

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

D. Investment Vehicle and Other

Stoa USA Inc. / FlipOS

Stoa USA Inc. / FlipOS was a private company in which the Company owned common equity. It was considered a related party because Daniel G. Cohen was a member of the board of directors. During the year ended December 31, 2023, Stoa USA Inc. / FlipOS announced that it had ceased operations. As of September 2023, the Company made cumulative investments of $847 in Stoa USA Inc. / FlipOS. The Company wrote-off this investment during the third quarter of 2023 and recorded a principal transactions loss of $6,847. The fair value of this investment was included in other investments, at fair value on the consolidated balance sheets. Any realized and unrealized gains or losses on these investments were included in principle transactions and other income on the consolidated statements of operations and comprehensive income. As of September  30, 2024, the Company had  no remaining investment in Stoa USA Inc. / FlipOS.

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

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the tables below.  Revenue earned on the management contract is included as part of asset management and is shown in the table below.  As of September 30, 2024, the Company owned 1.86% of the equity of the U.S. Insurance JV.

CREO JV

CREO JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with CREO JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the table below.  As of  September 30, 2024, the Company owned 7.5% of the equity of CREO JV.

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

As of September 30, 2024, FTAC Athena and FTAC Zeus have liquidated. FTAC Emerald is in the process of completing a merger with an operating company.  Subsequent to the liquidation or merger of the SPAC, there is no further income or loss recorded on the above transactions.

Other

The Company invests in sponsor entities of SPACs, either directly or through its interest in the SPAC Series Funds, that are not otherwise affiliated with the Company but are considered related parties because they are accounted for under the equity method.  As of  September 30, 2024, the Company owned 10.66% of these entities in the aggregate. Income earned or loss incurred on the equity method investments is disclosed in other SPAC entities in the table below.

The following tables display the routine transactions recognized in the consolidated statements of operations from the identified related parties that are described above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Asset management
CREO JV	$173	$-	$544	$-
U.S. Insurance JV	280	320	883	881
SPAC Fund	-	-	-	173
	$453	$320	$1,427	$1,054
Principal transactions and other income
CREO JV	$506	$210	$389	$717
U.S. Insurance JV	61	89	(41)	377
Stoa USA Inc./FlipOS		(6,771)	-	(6,771)
Other SPAC Entities	-	20	5	45
SPAC Fund	-	-	-	28
	$567	$(6,452)	$353	$(5,604)
Income (loss) from equity method affiliates
Dutch Real Estate Entities	$(217)	$(139)	$(344)	$72
Other SPAC Entities	(466)	(563)	22,710	(1,680)
	$(683)	$(702)	$22,366	$(1,608)

Operating expense (income)
Duane Morris	$93	$50	$399	$286
Cohen Circle	(26)	(26)	(78)	(77)
	$67	$24	$321	$209
Interest expense (income)
JKD Investor	$38	$224	$758	$738
	$38	$224	$758	$738

 The following related party transactions are not included in the tables above.

E.  Directors and Employees

On October 1, 2024, the Company assumed the final year obligation of a three-year corporate aircraft program arrangement from the Company's Executive Chairman, Daniel G. Cohen.  The cost of the final year's obligation is $1,200.  The arrangement allows for an allotted number of hours of air travel on selected aircraft.  The Company intends to use the air travel for general business purposes.

The Company has entered into employment agreements with Daniel G. Cohen and Joseph W. Pooler, Jr., the Company's chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k)-savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their eligible compensation. Contributions made on behalf of the Company were $98 and $343, respectively, for the three and nine months ended September 30, 2024. Contributions made on behalf of the Company were $95 and $321, respectively, for the three and nine months ended September 30, 2023.

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

DUE FROM RELATED PARTIES

(Dollars in Thousands)

	September 30, 2024	December 31, 2023
Employee & other	$577	$319
SPAC Fund - other receivable	73	15
U.S. Insurance JV	282	438
Due from related parties	$932	$772

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Cohen & Company Inc. and its consolidated subsidiaries (collectively, “we,” “us,” “our,” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

●

Asset Management:  Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of September 30, 2024, we had approximately $2.37 billion in assets under management (“AUM”) of which 41% was in CDOs. A significant portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, liquidations, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

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
●

New issue and advisory revenue comprised primarily of (a) origination fees for newly created financial instruments originated by us; (b) revenue from advisory services; (c) underwriting and (d) new issue revenue associated with origination, arranging, or placing newly created financial instruments.

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

A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.  We provide origination services in Europe through our subsidiary CCFESA, and new issue and advisory services in the U.S. through our subsidiary JVB. A division of JVB, CCM is our full-service boutique investment bank, which focuses on M&A, underwriting, capital markets and SPAC advisory.  Currently, our primary source of new issue and advisory revenue is from investment banking and advisory services through CCM, as well as from originating assets for our U.S. and European insurance asset management business and CREO JV.

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of September 30, 2024, 41% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

Equity prices of SPACs and post business combination SPACs declined significantly during 2023 and the first nine months of 2024.  We are exposed to public equity prices of SPACs and post business combination SPACs both through our other investments, at fair value and investments in equity method affiliates.  As a result, we recorded significant principal transaction losses and equity method losses during 2023 and the first nine months of 2024 in certain SPAC related investments.  Continued declines in the equity prices of these companies will result in further losses for us.

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

Interest Rates and Inflation

During 2022 and 2023, the U.S. Federal Reserve began a process of raising the federal funds rate and quantitative tightening to address rising inflation.  Recently, the US Federal Reserve reduced interest rates for the first time in several years.  It is unclear as to whether or how quickly interest rates will continue to decline.  However, for most of the periods presented herein, rates were rising or elevated versus historical lows, which negatively impacted our business in several ways

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

Recent Events

Redemption of Redeemable Financial Instrument and Issuance of the 2024 Note

Effective September 1, 2024, we entered into the Redemption Agreement, which redeemed the JKD Investment Agreement in its entirety.  Effective September 1, 2024, the investment balance of the JKD Investment Agreement was $7,719. Pursuant to the Redemption Agreement, we (i) paid $2,573 of the investment balance in cash, and (ii) issued a senior promissory note (the “2024 Note”) in the aggregate principal amount of $5,146, representing the remaining balance payable under the JKD Investment Agreement. The 2024 Note bears interest at 12% and its principal is to be repaid as follows: (i) $2,573 of the principal amount will be due and payable on August 31, 2025, and (ii) $2,573 will be due and payable on August 31, 2026. The 2024 Note may not be prepaid in whole or in part prior to January 31, 2025. The 2024 Note may, with at least 31 days’ prior written notice to the holder of the 2024 Note, be prepaid in whole or in part at any time following January 31, 2025, without penalty or premium. See notes 4 and 15 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information relating to the Redemption Agreement and 2024 Note.

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

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2024 and 2023.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,		Favorable / (Unfavorable)
	2024	2023	$ Change	% Change
Revenues
Net trading	$27,462	$23,117	$4,345	19%
Asset management	6,942	5,418	1,524	28%
New issue and advisory	53,347	9,542	43,805	459%
Principal transactions and other income (loss)	(26,694)	10,440	(37,134)	(356%)
Total revenues	61,057	48,517	12,540	26%

Operating expenses
Compensation and benefits	43,453	35,757	(7,696)	(22%)
Business development, occupancy, equipment	4,599	3,887	(712)	(18%)
Subscriptions, clearing, and execution	6,994	6,877	(117)	(2%)
Professional fee and other operating	8,138	6,151	(1,987)	(32%)
Depreciation and amortization	393	433	40	9%
Total operating expenses	63,577	53,105	(10,472)	(20%)

Operating income / (loss)	(2,520)	(4,588)	2,068	45%

Non-operating income / (expense)

Interest expense, net	(4,347)	(4,907)	560	11%
Income / (loss) from equity method affiliates	22,366	(1,608)	23,974	1,491%
Income / (loss) before income taxes	15,499	(11,103)	26,602	240%
Income tax expense / (benefit)	435	5,379	4,944	92%
Net income / (loss)	15,064	(16,482)	31,546	191%
Less: Net income (loss) attributable to the non-convertible non-controlling interest	8,609	8,536	(73)	(1%)
Enterprise net income / (loss)	6,455	(25,018)	31,473	126%
Less: Net income (loss) attributable to the convertible non-controlling interest	4,631	(15,357)	(19,988)	(130%)
Net income / (loss) attributable to Cohen & Company Inc.	$1,824	$(9,661)	11,485	119%

Revenues

Revenues increased by $12,540, or 26%, to $61,057 for the nine months ended September 30, 2024, as compared to $48,517 for the nine months ended September 30, 2023. Each line item is discussed below in more detail.

Net Trading

Net trading revenue increased by $4,345, or 19%, to $27,462 for the nine months ended September 30, 2024, as compared to $23,117 for the nine months ended September 30, 2023.  The following table shows the detail by trading group.

NET TRADING

(Dollars in Thousands)

	Nine Months Ended September 30,
	2024	2023	Change
Mortgage	$4,067	$(250)	$4,317
Gestation repo	10,992	12,455	(1,463)
High yield corporate	3,334	3,567	(233)
Investment grade corporate	(56)	(124)	68
Wholesale and other	9,125	7,469	1,656
Total	$27,462	$23,117	$4,345

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

	As of September 30,		As of December 31,
	2024	2023	2023	2022
Company-sponsored CDOs	$975,308	$991,345	$995,191	$1,053,430
Other Investment Vehicles (1)	1,390,217	1,022,027	1,362,484	1,061,250
Assets under management (2)	$2,365,525	$2,013,372	$2,357,675	$2,114,680

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

Asset management fees increased by $1,524, or 28%, to $6,942 for the nine months ended September 30, 2024, as compared to $5,418 for the nine months ended September 30, 2023, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT

(Dollars in Thousands)

	Nine Months Ended September 30,
	2024	2023	Change
CDOs	$1,185	$1,233	$(48)
Other	5,757	4,185	1,572
Total	$6,942	$5,418	$1,524

Asset management fees from CDOs remained relatively flat.  Asset management fees from other increased primarily due to the recognition in 2024 of deferred performance fees related to certain PriDe Funds and due to the portfolio servicing fee on the notional amount of loans owned by the CREO JV.

New Issue and Advisory

New issue and advisory revenue increased by $43,805, or 459%, to $53,347 for the nine months ended September 30, 2024, as compared to $9,542 for the nine months ended September 30, 2023.  The following table summarizes new issue and advisory revenue by business line.

	Nine Months Ended September 30,
	2024	2023	Change
CCM	$52,178	$7,577	$44,601
Commercial Real Estate Originations	112	47	65
U.S. Insurance Originations	-	675	(675)
Europe Insurance Originations	1,057	1,243	(186)
Total	$53,347	$9,542	$43,805

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

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss) decreased by $37,134 to ($26,694) for the nine months ended September 30, 2024, as compared to $10,440 for the nine months ended September 30, 2023.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME

(Dollars in Thousands)

	Nine Months Ended September 30,
	2024	2023	Change
Interests in public companies
Next.e.GO N.V. (OTC: EGOXF)	$(7,353)	$-	$(7,353)
Captivision Inc. (NASDAQ: CAPT)	294	-	294
CERo Therapeutics Holdings, Inc. (NASDAQ: CERO)	(975)	-	(975)
Critical Metals Corp. (NASDAQ: CRML)	(976)	-	(976)
Crown LNG Holdings Limited (NASDAQ: CGBS)	334	-	334
GCT Semiconductor Holding, Inc. (NYSE: GCTS)	(425)	-	(425)
Heliogen, Inc. (OTC: HLGN)	(4)	(298)	294
Holdco Nuvo Group DG Ltd. (OTC: NUVOQ)	(2,198)	-	(2,198)
Melar Acquisition Corp. I (NASDAQ: MACI)	(372)	-	(372)
Nuburu, Inc. (NYSE American: BURU)	(7)	(475)	468
Payoneer Global Inc. (NASDAQ: PAYO)	643	166	477
Veea Inc. (NASDAQ: VEEA)	(1,666)	-	(1,666)
Psyence Biomedical Ltd. (NASDAQ: PBM)	(364)	-	(364)
Rezolve AI Limited (NASDAQ: RZLV)	(615)	-	(615)
Rubicon Technologies (OTC: RBTC)	-	(2,897)	2,897
Semilux International Ltd. (NASDAQ: SELX)	(2,406)	-	(2,406)
Stardust Power Inc. (NASDAQ: SDST)	(293)	-	(293)
Syntec Optics Holdings, Inc. (NASDAQ: OPTX)	(806)	-	(806)
Tevogen Bio Holdings, Inc. (NASDAQ: TVGN)	(3,311)	-	(3,311)
Zapata Computing Holdings Inc. (NASDAQ: ZPTA)	(1,124)	-	(1,124)
Zaap Electric Vehicles Group Ltd (NASDAQ: ZAPP)	(510)	3,887	(4,397)
Zoomcar Holdings, Inc. (NASDAQ: ZCAR)	(10,574)	-	(10,574)
Other principal investments
Bridge Loan Exit Fee	-	3,100	(3,100)
SFAs	2,319	12,263	(9,944)
U.S. Insurance JV	(41)	377	(418)
CREO JV	389	717	(328)
Stoa USA Inc./FlipOS	-	(6,770)	6,770
Other	(68)	(734)	666
Total principal transactions	(30,109)	9,336	(39,445)

IIFC revenue share	2,515	783	1,732
All other income / (loss)	900	321	579
Other income	3,415	1,104	2,311
Principal transactions and other income (loss)	$(26,694)	$10,440	$(37,134)

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

Interests in Public Companies

These investments represent our direct and indirect investments in certain public companies. These investments may be in the form of unrestricted common stock, restricted common stock, equity derivatives, convertible notes, non-convertible notes, fair value receivables, as well as equity interest in SPVs that have investments in these public companies. The name and ticker symbol of each public company in which we have a direct or indirect investment is listed in the table above.  The amounts shown represent the change in the fair value of our investment in each time period noted in the table.  Many of the interests in the public companies listed above were acquired as non-cash compensation related to new issue and advisory engagements.  When we received these investments, we recorded new issue and advisory revenue for the fair value of those instruments at that time.

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

Stoa USA Inc. / FlipOS was a private company in which we owned common equity.  During the nine months ended September 30, 2023, Stoa USA Inc. / FlipOS announced it had ceased operations and declared bankruptcy. We wrote off our investment in 2023. We have no remaining investment in Stoa USA Inc. / FlipOS.

The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans. We carry our investment in the CREO JV at its reported NAV.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income (Loss)

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $8,133 in connection with this revenue share arrangement.

Operating Expenses

Operating expenses increased by $10,472, or 20%, to $63,577 for the nine months ended September 30, 2024, as compared to $53,105 for the nine months ended September 30, 2023. Each line item is discussed below in more detail.

Compensation and Benefits

Compensation and benefits increased by $7,696, or 22%, to $43,453 for the nine months ended September 30, 2024, as compared to $35,757 for the nine months ended September 30, 2023.

COMPENSATION AND BENEFITS

(Dollars in Thousands)

	Nine Months Ended September 30,
	2024	2023	Change
Cash compensation and benefits	$39,997	$32,482	$7,515
Equity-based compensation	3,456	3,275	181
Total	$43,453	$35,757	$7,696

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  The change was primarily the result of changes in incentive compensation.  Our total headcount decreased from 114 at September 30, 2023 to 113 at September 30, 2024.  Equity-based compensation remained relatively unchanged.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $712, or 18%, to $4,599 for the nine months ended September 30, 2024, as compared to $3,887 for the nine months ended September 30, 2023.  This increase was comprised of an increase in occupancy and equipment of $287, and an increase in business development of $425.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $117, or 2%, to $6,994 for the nine months ended September 30, 2024, as compared to $6,877 for the nine months ended September 30, 2023. The increase was due to an increase in subscriptions and dues of $412, partially offset by a decrease in clearing and execution of $295.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $1,987, or 32%, to $8,138 for the nine months ended September 30, 2024, as compared to $6,151 for the nine months ended September 30, 2023. This increase was comprised of an increase in professional fees of $1,429 and an increase in other operating expense of $558.

Depreciation and Amortization

Depreciation and amortization decreased by $40, or 9%, to $393 for the nine months ended September 30, 2024, as compared to $433 for the nine months ended September 30, 2023.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $560 to $4,347 for the nine months ended September 30, 2024, as compared to $4,907 for the nine months ended September 30, 2023.

INTEREST EXPENSE

(Dollars in Thousands)

	Nine Months Ended September 30,
	2024	2023	Change
Junior subordinated notes	$3,532	$3,887	$(355)
2020/2024 Notes	449	337	112
Byline Credit Facility	57	282	(225)
Redeemable Financial Instrument - JKD Investor	309	401	(92)
	$4,347	$4,907	$(560)

See notes 15 and 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates increased by $23,974 to $22,366 for the nine months ended September 30, 2024, as compared to ($1,608) for the nine months ended September 30, 2023.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,
	2024	2023	Change
Dutch Real Estate Entities	$(344)	$72	$(416)
SPAC Sponsor Entities and Other	22,710	(1,680)	24,390
Total	$22,366	$(1,608)	$23,974

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

	Nine Months Ended September 30,
	2024	2023	Change
Critical Metals Corp. (NASDAQ: CRML)	$4,862	$(38)	$4,900
Rezolve AI Limited (NASDAQ: RZLV)	5,124	$(9)	5,133
Brand Engagement Network, Inc. (NASDAQ: BNAI)	1,271	(1)	1,272
Murano Global Investments Plc (NASDAQ: MRNO)	13,831	(2)	13,833
Next.e.GO N.V. (OTC: EGOXF)	(279)	(36)	(243)
African Agriculture Holdings Inc. (NASDAQ: AAGR)	(2,314)	(1)	(2,313)
Tevogen Bio Holdings, Inc. (NASDAQ: TVGN)	786	(2)	788
Holdco Nuvo Group DG Ltd. (OTC: NUVOQ)	2,198	(2)	2,200
Zoomcar Holdings, Inc. (NASDAQ: ZCAR)	(2,634)	(559)	(2,075)
Other	(135)	(1,030)	895
Total	$22,710	$(1,680)	$24,390

Income Tax Expense / (Benefit)

Income tax expense / (benefit) decreased by $4,944 to $435 for the nine months ended September 30, 2024, as compared to $5,379 for the nine months ended September 30, 2023.

	For the Nine Months Ended September 30,
	2024	2023	Change
Current	$540	$180	$(360)
Deferred	(105)	5,199	5,304
Total	$435	$5,379	$4,944

The large deferred income tax expense recorded in 2023 was mainly the result of an increase in the valuation allowance related to our NOL and NCL tax assets.  According to ASC 740 Income Taxes, we should record an offsetting valuation allowance against these deferred tax assets in an amount such that the net asset recognized represents amounts that we believe are more likely than not to be realized.  In making this determination, we must estimate the future amounts of taxable income it will generate in each taxing jurisdiction.  We then must consider the remaining statutory time period available for each carryforward asset, as well as other statutory limitations on usage such as annual limits and income type limits (capital vs. ordinary).  Due to significant losses incurred in 2023 and prior as well as overall market conditions we face generally, we revised downward in the quarter ended June 30, 2023 the amount of carryforward assets we believed will be realizable in the future above a more likely than not standard. We did not record a similar adjustment in 2024.

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

Cohen & Company Inc. is treated as a “C” corporation for United States federal income tax purposes. A U.S. “C” corporation is subject to a federal tax rate of 21%.  The Company's effective tax rate is significantly different than this rate for the following reasons:

1. Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the nine months ended September 30, 2024, Cohen & Company Inc. owned 28.4% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this amount, the related tax expense is recognized in these consolidated financial statements.  The remaining 71.6% that was allocated to the non-controlling members of the Operating LLC is subject to taxation on such members' tax returns.

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

Net Income / (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the nine months ended September 30, 2024 and 2023 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us therein for the relevant periods.  These interests are not convertible into Common Stock.

SUMMARY CALCULATION OF NON-CONVERTIBLE NON-CONTROLLING INTEREST

	Nine Months Ended September 30,
	2024	2023	Change
Other SPAC Sponsor Investor	$6,870	$(36)	$(6,906)
Vellar GP	1,739	8,572	6,833
Total	$8,609	$8,536	$(73)

Other SPAC Sponsor Investor represents an entity that we consolidate, but do not wholly own, that invests in other SPAC sponsor entities.  Vellar GP is consolidated by us, but we do not wholly own this entity.

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the nine months ended September 30, 2024 and 2023 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us therein for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST

For the Nine Months Ended September 30, 2024

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$15,499	$-	$15,499
Income tax expense / (benefit)	424	11	435
Net income / (loss) after tax	15,075	(11)	15,064
Other consolidated subsidiary non-controlling interest	8,609
Net income / (loss) attributable to the Operating LLC	6,466
Average effective Operating LLC non-controlling interest % (1)	71.62%
Convertible non-controlling interest	$4,631

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST

For the Nine Months Ended September 30, 2023

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(11,103)	$-	$(11,103)
Income tax expense / (benefit)	1,505	3,874	5,379
Net income / (loss) after tax	(12,608)	(3,874)	(16,482)
Other consolidated subsidiary non-controlling interest	8,536
Net income / (loss) attributable to the Operating LLC	(21,144)
Average effective Operating LLC non-controlling interest % (1)	72.63%
Operating LLC non-controlling interest	$(15,357)

(1)

Non-controlling interest is recorded on a quarterly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2024 and 2023.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,		Favorable / (Unfavorable)
	2024	2023	$ Change	% Change
Revenues
Net trading	$8,816	$7,491	$1,325	18%
Asset management	2,147	1,788	359	20%
New issue and advisory	22,459	7,247	15,212	210%
Principal transactions and other income (loss)	(1,727)	595	(2,322)	(390%)
Total revenues	31,695	17,121	14,574	85%

Operating expenses
Compensation and benefits	17,915	15,219	(2,696)	(18%)
Business development, occupancy, equipment	1,567	1,268	(299)	(24%)
Subscriptions, clearing, and execution	2,691	2,409	(282)	(12%)
Professional fee and other operating	2,156	2,189	33	2%
Depreciation and amortization	144	140	(4)	(3%)
Total operating expenses	24,473	21,225	(3,248)	(15%)

Operating income / (loss)	7,222	(4,104)	11,326	276%

Non-operating income / (expense)

Interest expense, net	(1,256)	(1,685)	429	25%
Income / (loss) from equity method affiliates	(683)	(702)	19	3%
Income / (loss) before income taxes	5,283	(6,491)	11,774	181%
Income tax expense / (benefit)	142	(755)	(897)	(119%)
Net income / (loss)	5,141	(5,736)	10,877	190%
Less: Net income (loss) attributable to the non-convertible non-controlling interest	(2,455)	1,936	4,391	227%
Enterprise net income / (loss)	7,596	(7,672)	15,268	199%
Less: Net income (loss) attributable to the convertible non-controlling interest	5,446	(7,249)	(12,695)	(175%)
Net income / (loss) attributable to Cohen & Company Inc.	$2,150	$(423)	2,573	608%

Revenues

Revenues increased by $14,574, or 85%, to $31,695 for the three months ended September 30, 2024, as compared to $17,121 for the three months ended September 30, 2023. Each line item is discussed below in more detail.

Net Trading

Net trading revenue increased by $1,325, or 18%, to $8,816 for the three months ended September 30, 2024, as compared to $7,491 for the three months ended September 30, 2023.  The following table shows the detail by trading group.

NET TRADING

(Dollars in Thousands)

	Three Months Ended September 30,
	2024	2023	Change
Mortgage	$1,177	$535	$642
Gestation repo	3,842	4,059	(217)
High yield corporate	73	1,037	(964)
Investment grade corporate	-	(400)	400
Wholesale and other	3,724	2,260	1,464
Total	$8,816	$7,491	$1,325

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

	As of September 30,		As of December 31,
	2024	2023	2023	2022
Company-sponsored CDOs	$975,308	$991,345	$995,191	$1,053,430
Other Investment Vehicles (1)	1,390,217	1,022,027	1,362,484	1,061,250
Assets under management (2)	$2,365,525	$2,013,372	$2,357,675	$2,114,680

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

Asset management fees increased by $359, or 20%, to $2,147 for the three months ended September 30, 2024, as compared to $1,788 for the three months ended September 30, 2023, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT

(Dollars in Thousands)

	Three Months Ended September 30,
	2024	2023	Change
CDOs	$392	$407	$(15)
Other	1,755	1,381	374
Total	$2,147	$1,788	$359

Asset management fees from CDOs remained relatively flat.  Asset management fees from other increased primarily due to the recognition in 2024 of deferred performance fees related to a certain PriDe Fund and due to the portfolio servicing fee on the notional amount of loans owned by the CREO JV.

New Issue and Advisory

New issue and advisory revenue increased by $15,212 to $22,459 for the three months ended September 30, 2024, as compared to $7,247 for the three months ended September 30, 2023.  The following table summarizes new issue and advisory revenue by business line.

	Three Months Ended September 30,
	2024	2023	Change
CCM	$21,402	$5,965	$15,437
Commercial Real Estate Originations	-	39	(39)
Europe Insurance Originations	1,057	1,243	(186)
Total	$22,459	$7,247	$15,212

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

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss) decreased by $2,322 to ($1,727) for the three months ended September 30, 2024, as compared to $595 for the three months ended September 30, 2023.  The following table summarizes principal transactions and other income by category:

PRINCIPAL TRANSACTIONS & OTHER INCOME

(Dollars in Thousands)

	Three Months Ended September 30,
	2024	2023	Change
Interests in public companies
Critical Metals Corp. (NASDAQ: CRML)	(1,773)	-	(1,773)
Crown LNG Holdings Limited (NASDAQ: CGBS)	334	-	334
Holdco Nuvo Group DG Ltd. (OTC: NUVOQ)	(590)	-	(590)
Melar Acquisition Corp. I (NASDAQ: MACI)	(372)	-	(372)
Payoneer Global Inc. (NASDAQ: PAYO)	550	364	186
Veea Inc. (NASDAQ: VEEA)	(1,365)	-	(1,365)
Rezolve AI Limited (NASDAQ: RZLV)	(615)	-	(615)
Stardust Power Inc. (NASDAQ: SDST)	(293)	-	(293)
Syntec Optics Holdings, Inc. (NASDAQ: OPTX)	(387)	-	(387)
Tevogen Bio Holdings, Inc. (NASDAQ: TVGN)	(314)	-	(314)
Zapp Electric Vehicles Group Ltd (NASDAQ: ZAPP)	-	3,887	(3,887)
Zoomcar Holdings, Inc. (NASDAQ: ZCAR)	(2,175)	-	(2,175)
Other principal investments
Bridge Loan Exit Fee	-	60	(60)
SFAs	3,464	2,844	620
U.S. Insurance JV	61	89	(28)
CREO JV	505	210	295
Stoa USA Inc./FlipOS	-	(6,770)	6,770
Other	(89)	(440)	351
Total principal transactions	(3,059)	244	(3,303)

IIFC revenue share	1,052	286	766
All other income / (loss)	280	65	215
Other income	1,332	351	981

Principal transactions and other income (loss)	$(1,727)	$595	$(2,322)

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

Interests in Public Companies

These items represent our direct and indirect investments in certain public companies.  These investments may be in the form of unrestricted common stock, restricted common stock, equity derivatives, convertible notes, non-convertible notes, fair value receivables, as well as equity interest in SPVs that have investments in these public companies. The name and ticker symbol of each public company in which we have a direct or indirect investment is listed in the table above.  The amounts shown represent the change in the fair value of our investment in each time period noted in the table.  Many of the interests in the public companies listed above were acquired as non-cash compensation related to new issue and advisory engagements.  When we received these investments, we recorded new issue and advisory revenue for the fair value of those instruments at that time.

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

Stoa USA Inc. / FlipOS was a private company in which we owned common equity.  During the three months ended September 30, 2023, Stoa USA Inc. / FlipOS announced it had ceased operations and declared bankruptcy. We wrote of our investment in 2023. We have no remaining investment in Stoa USA Inc. / FlipOS.

The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans. We carry our investment in the CREO JV at its reported NAV.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income (Loss)

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $8,133 in connection with this revenue share arrangement.

Operating Expenses

Operating expenses increased by $3,248, or 15%, to $24,473 for the three months ended September 30, 2024, as compared to $21,225 for the three months ended September 30, 2023. Each line item is discussed in more detail below.

Compensation and Benefits

Compensation and benefits increased by $2,696, or 18%, to $17,915 for the three months ended September 30, 2024, as compared to $15,219 for the three months ended September 30, 2023.

COMPENSATION AND BENEFITS

(Dollars in Thousands)

	Three Months Ended September 30,
	2024	2023	Change
Cash compensation and benefits	$16,761	$14,140	$2,621
Equity-based compensation	1,154	1,079	75
Total	$17,915	$15,219	$2,696

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  The change was primarily the result of changes in incentive compensation.  Our total headcount decreased from 114 at September 30, 2023 to 113 at September 30, 2024.  Equity-based compensation remained relatively unchanged.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $299, or 24%, to $1,567 for the three months ended September 30, 2024, as compared to $1,268 for the three months ended September 30, 2023.  This increase was comprised of an increase in occupancy and equipment of $148, and an increase in business development of $151.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $282, or 12%, to $2,691 for the three months ended September 30, 2024, as compared to $2,409 for the three months ended September 30, 2023. The increase was comprised of an increase in subscriptions and dues of $330, partially offset by a decrease in clearing and execution of $48.

Professional Fee and Other Operating Expenses

Professional fees and other operating expenses decreased by $33, or 2%, to $2,156 for the three months ended September 30, 2024, as compared to $2,189 for the three months ended September 30, 2023. This decrease was comprised of a decrease in professional fees of $7 and a decrease in other operating expense of $26.

Depreciation and Amortization

Depreciation and amortization increased by $4, or 3%, to $144 for the three months ended September 30, 2024, as compared to $140 for the three months ended September 30, 2023.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $429 to $1,256 for the three months ended September 30, 2024, as compared to $1,685 for the three months ended September 30, 2023.

INTEREST EXPENSE

(Dollars in Thousands)

	Three Months Ended September 30,
	2024	2023	Change
Junior subordinated notes	$1,199	$1,402	$(203)
2020/2024 Notes	187	114	73
Byline Credit Facility	19	59	(40)
Redeemable Financial Instrument - JKD Investor	(149)	110	(259)
	$1,256	$1,685	$(429)

See notes 15 and 16 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates increased by $19 to ($683) for the three months ended September 30, 2024, as compared to ($702) for the three months ended September 30, 2023.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
	2024	2023	Change
Dutch Real Estate Entities	$(217)	$(139)	$(78)
SPAC Sponsor Entities and Other	(466)	(563)	97
Total	$(683)	$(702)	$19

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

	Three Months Ended September 30,
	2024	2023	Change
Rezolve AI Limited (NASDAQ: RZLV)	$5,284	$30	5,254
Critical Metals Corp. (NASDAQ: CRML)	(321)	(6)	(315)
Brand Engagement Network, Inc. (NASDAQ: BNAI)	(2,946)	-	(2,946)
Murano Global Investments Plc (NASDAQ: MRNO)	(1,616)	-	(1,616)
African Agriculture Holdings Inc.	(488)	-	(488)
Other	(379)	(587)	208
Total	$(466)	$(563)	$97

Income Tax Expense / (Benefit)

Income tax expense / (benefit) decreased by $897 to $142 for the three months ended September 30, 2024, as compared to ($755) for the three months ended September 30, 2023.

	For the Three Months Ended September 30,
	2024	2023	Change
Current	$197	$649	$452
Deferred	(55)	(1,404)	(1,349)
Total	$142	$(755)	$(897)

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

1. Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the three months ended September 30, 2024, Cohen & Company Inc. owned 28.4% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this amount, the related tax expense is recognized in our consolidated financial statements.  The remaining 71.6% of income/(loss) generated by the Operating LLC was allocated to the non-controlling members of the Operating LLC and is subject to taxation on such members' individual tax returns.

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

Net Income / (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the three months ended September 30, 2024 and 2023 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us therein for the relevant periods.  These interests are not convertible into Common Stock.

SUMMARY CALCULATION OF NON-CONVERTIBLE NON-CONTROLLING INTEREST

	Three Months Ended September 30,
	2024	2023	Change
Other SPAC Sponsor Investor	$(5,022)	$(7)	$5,015
Vellar GP	2,567	1,943	(624)
Total	$(2,455)	$1,936	$4,391

Other SPAC Sponsor Investor represents an entity that we consolidate, but do not wholly own, that invests in other SPAC sponsor entities. Vellar GP is consolidated by us, but we do not wholly own this entity.

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the three months ended September 30, 2024 and 2023 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us in the Operating LLC for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST

For the Three Months Ended September 30, 2024

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$5,283	$-	$5,283
Income tax expense / (benefit)	135	7	142
Net income / (loss) after tax	5,148	(7)	5,141
Other consolidated subsidiary non-controlling interest	(2,455)
Net income / (loss) attributable to the Operating LLC	7,603
Average effective Operating LLC non-controlling interest % (1)	71.63%
Operating LLC non-controlling interest	$5,446

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST

For the Three Months Ended September 30, 2023

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(6,491)	$-	$(6,491)
Income tax expense / (benefit)	1,563	(2,318)	(755)
Net income / (loss) after tax	(8,054)	2,318	(5,736)
Other consolidated subsidiary non-controlling interest	1,936
Net income / (loss) attributable to the Operating LLC	(9,990)
Average effective Operating LLC non-controlling interest % (1)	72.56%
Operating LLC non-controlling interest	$(7,249)

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

On July 29, 2021, our board of directors reinstated our quarterly dividend declaring a cash dividend of $0.25 per share.  We have paid a quarterly cash dividend of $0.25 regularly since that date.  In addition to our routine quarterly distribution, on March 8, 2022, our board of directors declared a special cash dividend of $0.75 per share.  On November 4, 2024, the Company's board of directors declared a quarterly cash dividend of $0.25 per share on its Common Stock.  The dividends are payable on December 5, 2024 to stockholders of record as of November 20, 2024.

During the nine months ended September 30, 2024:

●	We repaid redeemable financial instruments of $2,573,
●	We paid dividends of $1,465 and distributions to convertible non-controlling interest of $3,837, and
●	We made distributions to the non-convertible non-controlling interest of $3,671.

During the nine months ended September 30, 2023:

●	We drew and repaid $15,000 on the Byline Credit Facility,
●	We paid dividends of $1,369 and distributions to the convertible non-controlling interest of $3,341, and
●	We made distributions to the non-convertible non-controlling interest of $2,400.

During the nine months ended September 30, 2024 and 2023, we had no other financing transactions in excess of $1,000.  This excludes non-cash transactions.  See note 23 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

As of September 30, 2024 and December 31, 2023, we maintained cash and cash equivalents of $ 14,290 and $ 10,650, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION

(Dollars in Thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities	$5,042	$(36,177)
Cash flow from investing activities	10,790	28,549
Cash flow from financing activities	(12,240)	(8,080)
Effect of exchange rate on cash	48	(43)
Net cash flow	3,640	(15,751)
Cash and cash equivalents, beginning	10,650	29,101
Cash and cash equivalents, ending	$14,290	$13,350

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Nine Months Ended September 30, 2024

As of September 30, 2024, our cash and cash equivalents were $ 14,290, representing an increase of $ 3,640 from December 31, 2023. The increase was attributable to cash provided by operating activities of $ 5,042, cash provided by investing activities of $ 10,790, cash used in financing activities of $ 12,240, and an  increase in cash caused by the change in exchange rates of $ 48.

The cash provided by operating activities of $ 5,042 was comprised of (a) net cash outflows of $ 2,882 related to working capital fluctuations; (b) net cash inflows of $ 2,246 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) net cash inflows from other earnings items of $ 5,678 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), non-cash revenue, realized and unrealized gains and losses and accretion of income on other investments, income/(loss) from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $ 10,790 was comprised of (a) $63,988 of sales and returns of principal from other investments, at fair value; (b) $214 of sales and returns of principal from other investments sold, not yet purchased, at fair value; and (c) $978 of distributions received from equity method affiliates; partially offset by (d) $52,000 in cash used to purchase other investments, at fair value; (e) $1,408 in cash used to purchase other investments sold, not yet purchased, at fair value; (f) $193 in cash used as investments in equity method affiliates; and (g) $789 in cash used to purchase furniture, equipment, and leasehold improvements.

The cash used in financing activities of $ 12,240 was comprised of (a) $2,573 of repayment of redeemable financial instruments; (b) $189 in cash used to settle equity awards; (c) $1,465 in dividends paid; (d) $3,837 in distributions to the convertible non-controlling interests; (e) $659 in redemption of convertible non-controlling interests; and (f) $3,671 in distributions to non-convertible non-controlling interests; partially offset by (g) $154 in proceeds from the issuance of Common Stock.

Nine Months Ended September 30, 2023

As of September 30, 2023, our cash and cash equivalents were $ 13,350, representing a decrease of $ 15,751 from December 31, 2022. The decrease was attributable to cash used in operating activities of $ 36,177, cash provided by investing activities of $ 28,549, cash used in financing activities of $ 8,080, and a decrease in cash caused by the change in exchange rates of $ 43.

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

The cash used in financing activities of $ 8,080 was comprised of (a) $175 in cash used to net settle equity awards; (b) $1,369 in cash used to pay dividends; (c) $3,341 in convertible non-controlling interest distributions; (d) $2,400 in non-convertible non-controlling interests distributions; (e) $834 of redemptions of convertible non-controlling interests; partially offset by (f) $39 in investments received from non-controlling interests.  We also drew and repaid $15,000 on the Byline Credit Facility.

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFESA in France. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. CCFESA is subject to the regulations of the ACPR. The amount of net assets that these subsidiaries may distribute is subject to restrictions under the applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at September 30, 2024 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS

(Dollars in Thousands)

September 30, 2024
United States	$250
Europe	692
Total	$942

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at September 30, 2024, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $52,437. See note 19 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Restrictions of Distributions of Capital from JVB

As of September 30, 2024, our total equity on a consolidated basis was $100,625 and the total equity of JVB was $85,816.  Therefore, only $14,809 of equity existed outside of JVB.  However, it should be noted that our non-convertible non-controlling interest represents equity that is included in our consolidated financial statements but is not available to the Operating LLC to fund operations outside of those specific consolidated but not wholly owned subsidiaries.  As of September 30, 2024, our non-convertible non-controlling interest balance was $14,482.  Therefore, we have available equity outside of JVB of $327 as of September 30, 2024.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the nine months ended September 30, 2024 and the twelve months ended December 31, 2023 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Nine Months Ended September 30, 2024	For the Twelve Months Ended December 31, 2023
Receivables under resale agreements
Period end	$543,783	$408,408
Monthly average	$549,417	$430,672
Maximum month end	$743,654	$564,527
Securities sold under agreements to repurchase
Period end	$545,993	$408,203
Monthly average	$549,140	$438,576
Maximum month end	$742,120	$563,542

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

DETAIL OF DEBT

(Dollars in Thousands)

	As of	As of	Interest
Description	September 30, 2024	December 31, 2023	Rate Terms	Interest (2)	Maturity
Non-convertible debt:
12.00% senior note (the "2024 Note")	$5,146	$-	Fixed	12.00%	August 2026
12.00% senior note (the "2020 Note")	4,500	4,500	Fixed	12.00%	January 2026

Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	9.52%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	9.02%	March 2035
Less unamortized discount	(22,920)	(22,909)
	25,205	25,216

Byline Credit Facility	-	-	Variable	NA	June 2025
Total	$34,851	$29,716

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of September 30, 2024 on a combined basis was 21.05% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

During the three months ended September 30, 2024, we repaid our redeemable financial instrument, bringing the balance to $0.  As of December 31, 2023, the balance was $7,868.  See notes 16 and 24 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 14 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of September 30, 2024.

Contractual Obligations

The table below summarizes our significant contractual obligations as of September 30, 2024 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements. In addition, amortization of discount on debt is excluded.

CONTRACTUAL OBLIGATIONS

September 30, 2024

(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$23,191	$2,767	$4,869	$4,720	$10,835
Maturity of 2024 Note (1)	5,146	2,573	2,573	-	-
Interest on 2024 Note (1)	927	513	414	-	-
Maturity of 2020 Note (1)	4,500	-	4,500	-	-
Interest on 2020 Note (1)	858	540	318	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	54,179	4,480	8,959	8,959	31,781
Other Operating Obligations (3)	1,767	1,479	288	-	-
	$138,693	$12,352	$21,921	$13,679	$90,741

(1)	The 2020 Notes mature on January 31, 2026. The 2024 Notes mature on August 31, 2026.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 9.52% (based on the Term SOFR rate in effect as of September 30, 2024 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 9.02% (based on the Term SOFR rate in effect as of September 30, 2024 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. Our industry is subject to a number of highly complex accounting rules and requirements, many of which place heavy burdens on management to make judgments relating to our business. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the nine months ended September 30, 2024, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All amounts in this section are in thousands unless otherwise noted.

Market Risk

Market risk is the risk of economic loss arising from the adverse impact of market changes to the market value of our trading and investment positions. Market risk is inherent to both derivative and non-derivative financial instruments, and, accordingly, the scope of our market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments. For the purpose of analyzing the components of market risk, we have broken out our investment portfolio into three broad categories, plus debt, as described below.

Fixed Income Securities: We hold, from time to time, the following securities: U.S. Treasury securities, U.S. government agency MBS, U.S. government agency debt securities, CMOs, non-government MBS, corporate bonds, non-redeemable and redeemable preferred stock, municipal bonds, SBA loans, certificates of deposits, residential mortgage loans, whole loans, and unconsolidated investments in the middle and senior tiers of securitization entities and TruPS. We attempt to mitigate our exposure to market risk by entering into economic hedging transactions, which may include TBAs and other forward agency MBS contracts. The fixed income category can be broadly broken down into two subcategories: fixed rate and floating rate.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of September 30, 2024, we would incur a loss of $1,499 if the yield curve rises 100 bps across all maturities and a gain of $1,496 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We also hold a significant amount of equity in public companies that recently completed a merger with a SPAC we sponsored or invested in. A significant portion of the equity we hold in these types of entities are subject to sale restrictions. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions or in some cases entering into derivatives trades to hedge this exposure. We also have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of September 30, 2024, our equity price sensitivity was $1,553 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of September 30, 2024, a 100 bps change in the appropriate variable base rate would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,710 as of September 30, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the Company’s board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2024. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at September 30, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
July 1 through July 31, 2024	-	$-	-	34,704
August 1 through August 31, 2024	-	$-	-	34,704
September 1 through September 30, 2024	-	$-	-	34,704
Total	-		-

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Rule 10b5-1 Trading Plans

Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the nine months ended September 30, 2024, none of our directors or officers adopted, modified or terminated by any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No.	Description
10.1	Redemption Agreement, dated September 23, 2024 and effective September 1, 2024, by and between Cohen & Company, LLC and JKD Capital Partners I LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2024).

10.2	Senior Promissory Note, dated September 1, 2024, issued by Cohen & Company, LLC to JKD Capital Partners I LTD in the aggregate principal amount of $5,145,926.67 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2024).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted inline XBRL: (i) the Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023, (iii) the Consolidated Statements of Changes in Equity for the Three and Nine Months Ended September 30, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023, and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN
Lester R. Brafman
Date: November 4, 2024		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: November 4, 2024		Executive Vice President, Chief Financial Officer, and Treasurer